Form 10-Q
period 1996-03-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 1996-05-15
CIK 921825

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                      FORM 10-Q


  /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
  / /   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                                                --------------------------
                                              Commission File Number 1-13102
                                                --------------------------


                                           FIRST INDUSTRIAL REALTY TRUST, INC.
                                  (Exact name of Registrant as specified in its Charter)


                                   MARYLAND                                               36-3935116
                        (State or other jurisdiction of                                 (I.R.S. Employer
                        incorporation or organization)                                  Identification No.)


                                      150 N. WACKER DRIVE, SUITE 150, CHICAGO, ILLINOIS 60606
                                             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)



                                                          (312) 704-9000
                                       (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.      Yes  /X/      No

Number of shares of Common Stock, $.01 par value, outstanding as of May 10, 1996:  24,137,881.




                      FIRST INDUSTRIAL REALTY TRUST, INC.
                                   FORM 10-Q
                      FOR THE PERIOD ENDED MARCH 31, 1996

                                     INDEX





Part I:  FINANCIAL INFORMATION                                                                                         PAGE
    Item 1.  Financial Statements

        Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995.......................................   2

        Consolidated Statements of Operations for the Three Month Periods Ended
        March 31, 1996 and March 31, 1995...........................................................................    3

        Consolidated Statements of Cash Flows for the Three Month Periods Ended
        March 31, 1996 and March 31, 1995...........................................................................    4

        Notes to Financial Statements...............................................................................    5-15

    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations...................................................................................   16-18


Part II:  OTHER INFORMATION

    Item 1.  Legal Proceedings......................................................................................      19
    Item 2.  Changes in Securities..................................................................................      19
    Item 3.  Defaults Upon Senior Securities........................................................................      19
    Item 4.  Submission of Matters to a Vote of Security Holders....................................................      19
    Item 5.  Other Information......................................................................................      19
    Item 6.  Exhibits and Reports on Form 8-K.......................................................................      19


SIGNATURE...........................................................................................................      20


EXHIBIT INDEX.......................................................................................................      21

                         PART 1.  FINANCIAL INFORMATION
                                    ITEM 1.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                                        March 31,         December 31,
                                                                                          1996                1995
                                                                    ASSETS            ---------------   ------------------
Assets:
 Investment in Real Estate:
    Land...........................................................................     $    127,845       $     109,227
    Buildings and Improvements.....................................................          750,531             645,872
    Furniture, Fixtures and Equipment..............................................            2,024               2,024
    Construction in Progress.......................................................              709                 393
    Less Accumulated Depreciation..................................................          (74,293)            (68,749)
                                                                                      ---------------     ---------------
         Net Investment in Real Estate.............................................          806,816             688,767

 Cash and Cash Equivalents.........................................................            4,576               8,919
 Restricted Cash...................................................................           10,329              11,732
 Tenant Accounts Receivable, Net...................................................            3,407               2,561
 Deferred Rent Receivable..........................................................            7,938               7,676
 Interest Rate Protection Agreement, Net...........................................            8,491               8,529
 Deferred Financing Costs, Net.....................................................            8,917               9,422
 Prepaid Expenses and Other Assets, Net............................................           15,666              16,298
                                                                                      ---------------     --------------
       Total Assets................................................................     $    866,140       $     753,904
                                                                                      ===============     ==============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage Loans Payable...........................................................     $    392,817       $     346,850
  Construction Loans Payable.......................................................              ---               4,873
  Acquisition Facilities Payable...................................................            4,000              48,235
  Accounts Payable and Accrued Expenses............................................           13,946              12,468
  Rents Received in Advance and Security Deposits..................................            4,835               4,124
  Dividends/Distributions Payable..................................................           12,477              10,422
                                                                                      ---------------     --------------
         Total Liabilities.........................................................          428,075             426,972
                                                                                      ---------------     --------------

 Minority Interest.................................................................           32,682              20,909

 Commitments and Contingencies.....................................................              ---                 ---


 Stockholders' Equity:
   Preferred Stock ($.01 par value, 10,000,000 shares authorized,
     1,650,000 shares issued and outstanding)......................................               17                  17
   Common Stock ($.01 par value, 100,000,000 shares authorized,
     24,131,480 and 18,881,399 shares issued and outstanding at                                  241                 190
     March 31, 1996 and December 31, 1995, respectively)...........................
   Additional Paid-in-Capital......................................................          445,199             338,907
   Distributions in Excess of Accumulated Earnings.................................          (40,074)            (33,091)
                                                                                      ---------------     ---------------
         Total Stockholders' Equity................................................          405,383             306,023
                                                                                      ---------------     ---------------

         Total Liabilities and Stockholders' Equity................................     $    866,140       $     753,904
                                                                                      ===============      ==============

   The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                                   March 31,          March 31,
                                                                                     1996               1995
                                                                                 --------------    -------------

Revenues:
 Rental Income.................................................................     $   23,126        $   19,790
 Tenant Recoveries and Other Income............................................          7,519             5,557
                                                                                 -------------     -------------
     Total Revenues............................................................         30,645            25,347
                                                                                 -------------     -------------
Expenses:
 Real Estate Taxes.............................................................          5,146             4,036
 Repairs and Maintenance.......................................................          1,419               949
 Property Management...........................................................          1,059               867
 Utilities.....................................................................            871               582
 Insurance.....................................................................            201               218
 Other.........................................................................            268               198
 General and Administrative....................................................            934               726
 Interest......................................................................          6,638             6,578
 Amortization of Interest Rate Protection Agreements and Deferred Financing
   Costs.......................................................................            775             1,478
 Depreciation and Other Amortization...........................................          6,348             5,198
                                                                                 -------------     ------------
      Total Expenses..........................................................          23,659            20,830
                                                                                 -------------     ------------
Income Before Minority Interest and Extraordinary Loss........................           6,986             4,517


Income Allocated to Minority Interest..........................................            404               340
                                                                                 --------------    ------------

Income Before Extraordinary Loss..............................................           6,582             4,177

Extraordinary Loss............................................................             821               ---
                                                                                  -------------     ------------
Net Income....................................................................           5,761             4,177

Preferred Stock Dividends.....................................................             980               ---
                                                                                  -------------     ------------
Net Income Available to Common Shareholders...................................       $   4,781        $    4,177
                                                                                  =============     ============

Net Income Available to Common Shareholders Before Extraordinary Loss Per
 Weighted Average Common Share Outstanding (22,305,642 and 18,881,399 as
 of March 31, 1996 and 1995, respectively)....................................             .25               .22
                                                                                  =============     ============

Extraordinary Loss Per Weighted Average Common Share Outstanding (22,305,642
 and 18,881,399 as of March 31, 1996 and 1995, respectively)..................       $     .04        $      .00
                                                                                  =============     ============
Net Income Available to Common Shareholders Per Weighted Average Common Share
 Outstanding (22,305,642 and 18,881,399 as of March 31, 1996 and 1995,
 respectively)................................................................       $     .21        $      .22
                                                                                  =============     ============



    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                       March 31,          March 31,
                                                                                         1996               1995
                                                                                      ----------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income......................................................................     $       5,761        $      4,177
 Income Allocated to Minority Interest...........................................               404                 340
                                                                                   ----------------     ---------------
 Income Before Minority Interest.................................................             6,165               4,517

 Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities:
   Depreciation..................................................................             5,544               4,611
   Amortization of Interest Rate Protection Agreements and
    Deferred Financing Costs.....................................................               775               1,478
   Other Amortization............................................................               804                 587
   Extraordinary Loss............................................................               821                 ---
   Provision for Bad Debts.......................................................               100                 105
   (Increase) in Tenant Accounts Receivable and Prepaid
    Expenses and Other Assets....................................................            (1,116)             (2,638)
   (Increase) in Deferred Rent Receivable........................................              (262)               (521)
    Increase in Accounts Payable and Accrued Expenses and Rents Received in
     Advance and Security Deposits...............................................             1,876               1,280
    Decrease in Restricted Cash..................................................               788                 ---
                                                                                   ----------------     ---------------
      Net Cash Provided by Operating Activities..................................            15,495               9,419
                                                                                   ----------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of and Additions to Investment in Real Estate..........................          (101,925)            (29,483)
 (Increase) Decrease in Restricted Cash..........................................               615                (297)
                                                                                   -----------------    ----------------
      Net Cash Used in Investing Activities......................................          (101,310)            (29,780)
                                                                                   ------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Sale of Common Stock..............................................           113,850                 ---
 Common Stock Underwriting Discounts/Offering Costs..............................            (6,957)                ---
 Preferred Stock Offering Costs..................................................              (408)                ---
 Proceeds from Acquisition Facilities Payable....................................            10,348              31,350
 Repayments on Acquisition Facilities Payable....................................           (54,583)                 ---
 Proceeds from Mortgage Loans Payable............................................            36,750                  ---
 Repayments on Mortgage Loans Payable............................................              (200)                 ---
 Repayments on Construction Loans Payable........................................            (4,873)                 ---
 Dividends/Distributions.........................................................            (9,954)             (9,648)
 Preferred Stock Dividends.......................................................            (1,448)                 ---
 Debt Issuance Costs.............................................................            (1,053)             (1,277)
                                                                                   -----------------    ----------------
      Net Cash Provided by Financing Activities...................................           81,472              20,425
                                                                                   -----------------    ----------------
Net Increase (Decrease) in Cash and Cash Equivalents..............................           (4,343)                 64
Cash and Cash Equivalents, Beginning of Period....................................            8,919               9,117
                                                                                   -----------------    ---------------
Cash and Cash Equivalents, End of Period..........................................    $       4,576        $      9,181
                                                                                   =================    ===============




    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



1.     ORGANIZATION AND FORMATION OF COMPANY

        First Industrial Realty Trust, Inc. (the "Company") was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company is continuing and expanding the midwestern industrial property business of The Shidler Group and the properties and businesses contributed by three other contributing businesses (the "Contributing Businesses"). The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner. As of March 31, 1996, the Company owned 314 in-service properties located in 15 states and containing an aggregate of approximately 27.7 million square feet of gross leasable area. Of the 314 properties owned by the Company, 195 are held by First Industrial Financing Partnership, L.P. (the "Financing Partnership"), 76 are held by the Operating Partnership or the Operating Partnership's Pennsylvania subsidiaries, 19 are held by First Industrial Securities, L.P. (the "Securities Partnership"), 23 are held by First Industrial Mortgage Partnership, L.P. (the "Mortgage Partnership") and 1 is held by First Industrial Indianapolis, L.P. (the "Indianapolis Partnership").

     On June 30, 1994, the Company completed its initial public offering of 15,175,000 shares of $.01 par value common stock (the "Initial Offering") and, in July 1994, issued an additional 1,400,000 shares pursuant to an overallotment option. The price per share in the Initial Offering and the over-allotment option was $23.50, resulting in gross offering proceeds of approximately $389,512. Net of underwriters' discount and total offering expenses, the Company received approximately $355,217 in proceeds from the Initial Offering and the over-allotment option. On June 30, 1994, the Company (through the Financing Partnership) borrowed $300,000 (the "1994 Mortgage Loan") from an institutional lender. The net proceeds from the Initial Offering and 1994 Mortgage Loan were used primarily to acquire properties, repay indebtedness and pay certain fees and expenses. The Company began operations on July 1, 1994.

    On February 2, 1996, the Company issued an additional 5,175,000 shares of $.01 par value common stock (the "1996 Equity Offering") inclusive of the underwriters' overallotment option. The price per share in the 1996 Equity Offering was $22, resulting in gross offering proceeds of $113,850. Net of underwriters' discount and total offering expenses, the Company received approximately $106,291. The net proceeds from the 1996 Equity Offering were used to pay down the 1994 Acquisition Facility, 1995 Acquisition Facility and Construction Loans (hereinafter defined) and fund properties subsequently acquired.

2.     BASIS OF PRESENTATION

     First Industrial Realty Trust, Inc. is the sole general partner of the Operating Partnership, with an approximate 92.2% ownership interest at March 31, 1996. First Industrial Realty Trust, Inc. is the sole stockholder of First Industrial Finance Corporation, First Industrial Securities Corporation, First Industrial Mortgage Corporation and First Industrial Indianapolis Corporation, which are the sole general partners of the Financing Partnership, the Securities Partnership, the Mortgage Partnership and the Indianapolis Partnership, respectively. The Operating Partnership is the sole limited partner of the Financing Partnership, the Securities Partnership, the Mortgage Partnership and the Indianapolis Partnership. All significant intercompany transactions have been eliminated in consolidation. Purchase accounting has been applied when ownership interests in properties were acquired for cash, whereas the historical cost basis of properties has been carried over when the Contributing Businesses' ownership interests were exchanged for Operating Partnership units.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


     In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 have been included.

     Minority interest in the Company at March 31, 1996 represents approximately 7.8% of the aggregate limited partnership interest in the Operating Partnership held by the limited partners thereof.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 1996 and December 31, 1995, and the reported amounts of revenues and expenses for the three months ended March 31, 1996 and 1995. Actual results could differ from those estimates.

     Revenue Recognition:

     Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for taxes, insurance and other property operating expenses and is recognized as revenues in the same period the related expenses are incurred by the Company.

     The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $600 and $500 as of March 31, 1996 and December 31, 1995, respectively.

     Investment in Real Estate and Depreciation:

     Real estate assets are carried at the lower of depreciated cost or fair value as determined by the Company. The Company reviews its properties on a quarterly basis for impairment and provides a provision if impairments are determined. First, to determine if impairment may exist, the Company reviews its properties and identifies those which have had either an event of change or event of circumstances warranting further assessment of recoverability. Then, the Company estimates the fair value of those properties on an individual basis by capitalizing the expected net operating income and discounting the expected cash flows of the properties. Such amounts are then compared to the property's depreciated cost to determine whether an impairment exists. Interest expense, real estate taxes and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:

                                                                                                 Years
                                                                                                 ------
                 Buildings and Improvements............................................        31.5 to 40
                 Land Improvements.....................................................        15
                 Furniture, Fixtures and Equipment.....................................         5 to 10

     Construction expenditures for tenant improvements and leasing commissions are capitalized and amortized over the terms of each specific lease. Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are capitalized.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



     When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss.

     Cash and Cash Equivalents:

     Cash and Cash Equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short maturity of these investments.

     Income Taxes:

     The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company generally is not subject to federal income taxation at the corporate level to the extent it distributes annually at least 95% of its REIT taxable income, as defined in the Code, to its stockholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

     The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. The provision for such state and local taxes has been reflected in general and administrative expense in the consolidated statement of operations and has not been separately stated due to its insignificance.

     For federal income tax purposes, the cash distributions paid to stockholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains.

     Fair Value of Financial Instruments:

     The Company's financial instruments include short-term investments, tenant accounts receivable, accounts payable, other accrued expenses and mortgage loans payable. The fair values of these financial instruments were not materially different from their carrying or contract values. The Company's financial instruments also include interest rate protection agreements. See
Note 4 below.

     Deferred Financing Costs:

     Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $4,313 and $3,593, at March 31, 1996 and December 31, 1995, respectively. Unamortized deferred financing fees are written-off when debt is retired before the maturity date.

     Earnings Per Common Share:

     Net income per share amounts are based on the weighted average of common and common stock equivalent (stock options) shares outstanding. As of March 31, 1996 and 1995, the number of shares of common stock outstanding was 24,131,480 and 18,881,399, respectively.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



4.     MORTGAGE LOANS, ACQUISITION FACILITIES AND CONSTRUCTION LOANS PAYABLE

       Mortgage loans:

     Concurrent with the Initial Offering, the Company (through the Financing Partnership) borrowed $300,000 under a mortgage loan (the "1994 Mortgage Loan"). The 1994 Mortgage Loan is cross-collateralized by, among other things, first mortgage liens on the 195 properties owned by the Financing Partnership. The 1994 Mortgage Loan will mature on June 30, 1999, unless extended by the Company, subject to certain conditions, for an additional two-year period, thereby maturing on June 30, 2001. The Operating Partnership has guaranteed certain obligations of the Financing Partnership under the 1994 Mortgage Loan. The 1994 Mortgage Loan provides for interest only payments which have been effectively fixed at a rate of 6.97% through June 30, 2001. Interest payable related to the 1994 Mortgage Loan was $1,734 and $1,905 at March 31, 1996 and December 31, 1995, respectively. Payments (from) to the Company under the interest rate protection agreements for the three months ended March 31, 1996 and 1995 totaled ($42) and $191, respectively, which have been included as a component of interest expense.

     In conjunction with obtaining the 1994 Mortgage Loan, the Company purchased an interest rate protection agreement which effectively limited the interest rate during the initial five-year term of the 1994 Mortgage Loan to
7.2% per annum.   Prior to the subsequent replacement of this interest rate
protection agreement, its cost of $18,450 had been capitalized and was being amortized over the five-year term of the agreement.

     Effective July 1, 1995, the Company replaced such interest rate protection agreement with new interest rate protection agreements and entered into interest rate swap agreements, which together effectively fix the annual interest rate on the 1994 Mortgage Loan at 6.97% for six years through June 30, 2001. As a result of the replacement of the interest rate protection agreement, the Company incurred a one-time loss of $6.4 million, of which $6.3 million represents the difference between the unamortized cost of the replaced interest rate protection agreement and the cost of the new agreements. In the event that the Company does not exercise the two-year option to extend the 1994 Mortgage Loan, the risk associated with the interest rate protection agreements is that the Company would be obligated to perform its obligations under the terms or would either pay or receive cash to terminate the agreement. In either event, the impact of such transaction would be reflected in the Company's financial statements. The costs of the new interest rate protection agreements have been capitalized and are being amortized over the respective terms of the agreements. Under the terms of the new interest rate protection agreements, certain collateral may be required to be set aside for amounts that could become due under the agreements. At March 31, 1996 and December 31, 1995, cash collateral of $0 and $2,557, respectively, was included in restricted cash. Accumulated amortization on the interest protection agreements was $107 and $60 as of March 31, 1996 and December 31, 1995, respectively.

     At March 31, 1996, the fair market value of the interest rate protection agreements was approximately $9,400, which exceeded the $8,491 net book value by approximately $900. The fair market value was determined by a third party evaluation and is based on estimated discounted future cash flows.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



     Under the terms of the 1994 Mortgage Loan, certain cash reserves are required to be and have been set aside for payments of tenant improvements, capital expenditures, interest, real estate taxes, insurance and potential environmental costs. The amount of cash reserves for payments of tenant improvements, capital expenditures and potential environmental costs were determined by the lender and were established at the closing of the 1994 Mortgage Loan. The amounts included in the cash reserves relating to payments of interest, real estate taxes and insurance were determined by the lender and approximate the next periodic payment of such item. At March 31, 1996 and December 31, 1995, these reserves totaled $9,693 and $8,552, respectively, and are included in Restricted Cash. Such cash reserves were invested in a money market fund at March 31, 1996. The maturity of these investments is one day. Accordingly, cost approximates fair market value.

     On December 29, 1995 the Mortgage Partnership borrowed $40,200 under a mortgage loan (the "1995 Mortgage Loan") from an institutional lender. In the first quarter of 1996, the Company made a one time paydown of $200. The 1995 Mortgage Loan matures on January 11, 2026 and provides for interest only payments through January 11, 1998, after which monthly principal and interest payments are required based on a 28-year amortization schedule. The interest rate under the 1995 Mortgage Loan is fixed at 7.22% per annum through January 11, 2003. After January 11, 2003, the interest rate adjusts through a predetermined formula based on the applicable Treasury rate. Interest payable related to the 1995 Mortgage Loan was $168 and $24 at March 31, 1996 and December 31, 1995, respectively. The 1995 Mortgage Loan is collateralized by 23 properties held by the Mortgage Partnership.

     Under the terms of the 1995 Mortgage Loan, certain cash reserves are required to be and have been set aside for payments of interest, real estate taxes and insurance. The amounts included in the cash reserves relating to payments of interest, real estate taxes and insurance were determined by the lender and approximate the next periodic payment of such items. At March 31, 1996 and December 31, 1995, these reserves totaled $636 and $388, respectively, and are included in Restricted Cash. Such cash reserves were invested in a money market fund at March 31, 1996. The maturity of these investments is one day. Accordingly, cost approximates fair market value.

     On December 14, 1995, the Company, through First Industrial Harrisburg, L.P., entered into a $6,650 mortgage loan (the "Harrisburg Mortgage Loan") that is collateralized by three properties in Harrisburg, Pennsylvania. The Harrisburg Mortgage Loan bears interest at a rate based on LIBOR plus 1.5% or prime plus 2.25%, at the Company's option, and provides for interest only payments through May 31, 1996, with monthly principal and interest payments required subsequently based on a 26.5-year amortization schedule. At March 31, 1996, the interest rate was 6.97%. The Harrisburg Mortgage Loan will mature on December 15, 2000.

    On March 20, 1996, the Company, through the Operating Partnership and the Indianapolis Partnership, entered into a $36,750 mortgage loan (the "CIGNA Loan") that is collateralized by seven properties in Indianapolis, Indiana and three properties in Cincinnati, Ohio. The CIGNA Loan bears interest at a fixed interest rate of 7.5% and provides for monthly principal and interest payments based on a 25-year amortization schedule. The CIGNA Loan will mature on April 1, 2003.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



     On March 20, 1996, the Company, through the Operating Partnership assumed a $6,424 mortgage loan and a $2,993 mortgage loan (together, the "Assumed Loans") that are collateralized by 13 properties in Indianapolis, Indiana and one property in Indianapolis, Indiana, respectively. The Assumed Loans bear interest at a fixed rate of 9.25% and provide for monthly principal and interest payments based on a 16.75-year amortization schedule. The Assumed Loans will mature on January 1, 2013. Interest payable related to the Assumed Loans was $33 at March 31, 1996.

     Acquisition Facilities:

     In connection with the Initial Offering, the Operating Partnership entered into a three-year, $100,000 collateralized revolving credit facility (the "1994 Acquisition Facility"). During the quarter ended June 30, 1995, the capacity of the 1994 Acquisition Facility was increased to $150,000. The Operating Partnership may borrow under the facility to finance the acquisition of additional properties and for other corporate purposes, including to obtain additional working capital. The Company has guaranteed repayment of the 1994 Acquisition Facility. The 1994 Acquisition Facility will mature on June 29, 1997. As of March 31, 1996, borrowings under the 1994 Acquisition Facility totaled $4,000. Borrowings under the 1994 Acquisition Facility bear interest at a floating rate equal to LIBOR plus 2.0% or a "Corporate Base Rate" plus
 .5%, at the Company's election. Under the 1994 Acquisition Facility, LIBOR contracts are entered into by the Company as draws are made. At March 31, 1996, the weighted average interest rate was approximately 8.20%. Interest payable related to the 1994 Acquisition Facility was $9 and $488 at March 31, 1996 and December 31, 1995, respectively. The borrowings under the 1994 Acquisition Facility are cross-collateralized by 22 properties held by the Operating Partnership. The 1994 Acquisition Facility contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio, and total funded indebtedness.

     In addition, in December 1995, the Operating Partnership entered into a $24,219 collateralized revolving credit facility (the "1995 Acquisition Facility") with a commercial bank. The 1995 Acquisition Facility was paid off in full and retired in February 1996 with a portion of the proceeds of the 1996 Equity Offering. The 1995 Acquisition Facility was collateralized by six properties held by the Operating Partnership and bore interest at a floating rate of LIBOR plus 2.45%, and provides for interest only payments through March 31, 1996, with monthly principal and interest payments required subsequently based on a 30-year amortization schedule. As of December 31, 1995, borrowings under the 1995 Acquisition Facility were $11,294 and bore interest at a rate of 8.3%. Interest payable related to the 1995 Acquisition Facility was $27 at December 31, 1995.

     Construction Loans:

     In 1995, the Operating Partnership entered into two construction loans (together the "Construction Loans") with commercial banks providing total funding commitments of $5,860. Both construction loans were paid off in full and retired in February 1996 with a portion of the proceeds of the 1996 Equity Offering. At December 31, 1995, the Operating Partnership had borrowed $4,873 under such construction loans which were collateralized by two properties held by the Operating Partnership. Such borrowings bore interest at LIBOR plus 2.0% and provide for interest only payments. The construction loans had maturity dates of November 2 and December 21, 1996.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



     The following is a schedule of maturities of the mortgage loans and acquisition facilities for the next five years ending December 31, and thereafter:


                                                Amount
                                             -----------
                   1996                      $       670
                   1997                            5,060
                   1998                            1,563
                   1999                          301,710
                   2000                            7,328
                   Thereafter                     80,486
                                             -----------
                   Total                     $   396,817
                                             ===========


     The $300,000 1994 Mortgage Loan maturing in 1999 may be extended at the Company's option, subject to certain conditions, for an additional two years, thereby maturing on June 30, 2001.

5.      PREFERRED STOCK

        In 1995, the Company issued 1.65 million shares of 9.5% Series A Cumulative Preferred Stock (the "Series A Preferred Shares") at a purchase price of $25 per share, and used the $41,250 of gross proceeds to pay down debt outstanding under the 1994 Acquisition Facility. Dividends on the Series A Preferred Shares are cumulative from the date of initial issuance and are payable quarterly. The payment of dividends and amounts upon liquidation, dissolution or winding-up ranks senior to the payments on the Company's common stock. The Series A Preferred Shares are not redeemable prior to November 17, 2000. On or after November 17, 2000, the Series A Preferred Shares are redeemable for cash at the option of the Company, in whole or in part, at $25.00 per share, or $41,250 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series A Preferred Shares have no stated maturity and are not convertible into any other securities of the Company.

     The payment of dividends on, and payments on liquidation or redemption of, the Series A Preferred Shares are guaranteed by the Securities Partnership (the "Guarantor") pursuant to a Guarantee and Payment Agreement (the "Guarantee Agreement"). The Series A Preferred Shares are the only securities of the Company which have the benefit of such guarantee. To the extent the Company fails to make any payment of dividend or pay any portion of the liquidation preference on or the redemption price of any Series A Preferred Shares, the Guarantor will be obligated to pay an amount to each holder of Series A Preferred Shares equal to any such shortfall.

6.     ACQUISITION OF REAL ESTATE

       During the three months ended March 31, 1996, through the Operating Partnership or a subsidiary thereof, the Company acquired 43 existing buildings and one parcel of land on which one building is under construction. The aggregate purchase price for these properties totaled approximately $114,284, excluding development costs subsequent to the acquisition of the properties. These acquisitions are as follows:

     * On January 11, 1996, the Company purchased a 364,000 square foot light industrial property located in suburban Chicago, Illinois for approximately $4,950.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

     * On February 5, 1996, the Company purchased two light industrial properties totaling 109,086 square feet located in suburban Chicago, Illinois for approximately $2,519.

     * On February 15, 1996, the Company purchased a 1,040,000 square foot bulk warehouse property located in suburban Atlanta, Georgia for approximately $19,581.

     * On February 23, 1996, the Company purchased for approximately $1,183 approximately 11.3 acres of land located in Atlanta, Georgia where it is constructing a 180,000 square foot light industrial facility.

     * On February 29, 1996, the Company purchased ten light industrial properties totaling 386,520 square feet located in suburban Detroit, Michigan for approximately $12,897.

     * On March 20, 1996, the Company purchased five bulk warehouse properties totaling 1,331,633 square feet and 19 light industrial properties totaling 697,820 square feet located in Indianapolis, Indiana, three bulk warehouse properties totaling 951,080 square feet located in Cincinnati, Ohio and one light industrial property totaling 56,849 square feet located in Columbus, Ohio for approximately $12,273 in cash, $46,167 in debt and 575,299 Operating Partnership units valued at $12,081.

     * On March 22, 1996, the Company purchased a 151,469 square foot bulk warehouse property located in suburban Chicago, Illinois for approximately $3,080.

7.   RELATED PARTY TRANSACTIONS

     The Company leases office space in Chicago, Illinois from an affiliate of The Shidler Group at an aggregate annual cost of approximately $131.

8.    EMPLOYEE BENEFIT PLANS

     The Stock Incentive Plan is administered by the Compensation Committee of the Board of Directors. Only officers and other key employees of the Company and its affiliates generally are eligible to participate in the Stock Incentive Plan. However, independent Directors of the Company receive automatic annual grants of options to purchase 7,500 shares at a per share exercise price equal to the fair market value of a share on the date of grant.

     The Stock Incentive Plan authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards,
(iv) performance share awards and (v) dividend equivalent rights. The exercise price of stock options will be determined by the Compensation Committee, but may not be less than 100% of the fair market value of the shares on the date of grant. Special provisions apply to awards granted under the Stock Incentive Plan in the event of a change in control in the Company. The Company has reserved 1,200,000 shares for issuance under the Stock Incentive Plan. At March 31, 1996, options covering 840,000 shares had been granted, remained outstanding and had not been exercised. During the three months ended March 31, 1996, options covering 12,000 shares were terminated and options covering 6,000 shares were exercised. Options covering 354,000 shares are available for future grants. The following table details the outstanding options:

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                 Options Granted,
                                                Unexpired and Not                      Exercise
                                                  Exercised at           Options        Price
                           Date of Grant          March 31, 1996       Exercisable    Per Share
                           -------------          --------------       -----------    ---------
                           June 23, 1994             528,000            350,000 (1)     $ 23.50
                           July 30, 1994              37,500             37,500 (2)       23.50
                           May 26, 1995               37,500                  0 (3)       18.25
                           July 17, 1995             237,000            118,500 (4)       20.25
                                                  ----------           --------
                                Total                840,000            506,000
                                                  ==========           ========

         (1) Options not exercisable at December 31, 1995 will become exercisable on June 23, 1996.
         (2) Options became exercisable on July 30, 1995.
         (3) Options will become exercisable on May 26, 1996.
         (4) Remaining options will become exercisable on July 17, 1996.

     In 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123 requires that companies electing to continue using the intrinsic value value based method must make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied.

     The Company has elected to continue to account for stock-based compensation using the intrinsic value method. As such, SFAS 123 did not have an impact on the Company's first quarter results of operations or financial position. The pro-forma information required by SFAS 123 will be included in the footnotes to the Company's 1996 year end consolidated financial statements.

     In September 1994, the Board of Directors approved and the Company adopted a 401(k)/Profit Sharing Plan. Under the Company's 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. The Company may make, but is not required to make matching contributions. For the three months ended March 31, 1996 and 1995, the Company did not make any matching contributions. In March 1996, the Board of Directors approved and the Company adopted a Deferred Income Plan (the "Plan"). Under the Plan, 138,500 unit awards were granted, providing the recipients with deferred income benefits which vest in three equal annual installments.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



9.     SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information:

                                                                                          Three Months Ended
                                                                               ---------------------------------------
                                                                                  March 31, 1996      March 31, 1995
                                                                               -------------------  ------------------
Interest paid, net of capitalized interest...........................             $     7,078         $      6,073
                                                                               ===================  ==================
Interest capitalized.................................................             $        42         $        105
                                                                               ===================  ==================
Supplemental Schedule of Noncash Investing and
Financing Activities:
Distribution payable on common stock/units...........................             $    12,477         $      9,648

In Conjunction with the Property Acquisitions, the Following
Liabilities Were Assumed and Operating Partnership Units
Exchanged:
Mortgage loans.......................................................                   9,417                  ---
Operating Partnership Units..........................................                  12,081                  ---
                                                                               ---------------      ------------------
                                                                                 $     21,498         $         ---
                                                                               ===============      ==================



10.     EXTRAORDINARY ITEM

     A portion of the net proceeds from the 1996 Equity Offering was used to pay off in full and retire the Construction Loans and the 1995 Acquisition Facility. The resulting write-off of unamortized deferred financing costs and prepayment fee incurred to retire the 1995 Acquisition Facility and Construction Loans are shown as an extraordinary loss in the consolidated statement of operations for the three months ended March 31, 1996.

11.     COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.

     Seventeen properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times and at appraised fair market value or at a fixed purchase price generally in excess of the Company's purchase price. As of March 31, 1996, one tenant has given notice that it is considering exercising its purchase option on a building in Grand Rapids, Michigan.

     The Company has committed to the construction of two build-to-suit light industrial properties totaling 207,990 square feet. The estimated total construction costs are approximately $7.2 million. The Company is not acting as the general contractor for these construction projects.

12.     SUBSEQUENT EVENTS

     On April 4, 1996, the Operating Partnership sold a property located in suburban Detroit, Michigan. Gross proceeds from the transaction were approximately $645.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


     On April 26, 1996, the Operating Partnership sold a property located in Huntsville, Alabama. Gross proceeds from the transaction were approximately $10,977.

     On April 10, 1996, the Operating Partnership purchased four light industrial properties in St. Paul, Minnesota totaling 212,293 square feet for approximately $12,735.

13.     PRO FORMA FINANCIAL INFORMATION

     Due to the acquisition of 60 properties between April 1, 1995 and March 31, 1996 and the 1996 Equity Offering, the historical results of operations are not indicative of future results of operations. The following Pro Forma Condensed Statements of Operations for the three months ended March 31, 1996 and 1995 are presented as if the property acquisitions and the 1996 Equity Offering had occurred at January 1, 1995, and therefore include pro forma information. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1995, or to project results for any future period.

                                       PRO FORMA CONDENSED STATEMENTS OF OPERATIONS

                                                                                       Three Months Ended
                                                                          ---------------------------------------------
                                                                                 March 31, 1996       March 31, 1995
                                                                          ---------------------     -------------------
                       Total Revenues.................................           $       33,673       $       31,168
                       Property Expenses...............................                   9,877                8,821
                       General and Administrative Expense..............                     934                  726
                       Interest Expense................................                   7,085                7,410
                       Depreciation and Amortization...................                   7,445                7,522
                                                                          ---------------------     ----------------
                       Income Before Minority Interest and Extraordinary
                         Loss...........................................                  8,332                6,689
                       Income Allocated to Minority Interest............                    585                  520
                                                                          ---------------------     ----------------
                       Income Before Extraordinary Loss.................                  7,747                6,169
                       Extraordinary Loss...............................                    821                  ---
                                                                          ---------------------     ----------------
                       Net Income.......................................                  6,926                6,169
                       Preferred Stock Dividends........................                    980                  ---
                                                                          ---------------------     ----------------
                       Net Income Available to Common Stockholders......         $        5,946       $        6,169
                                                                          =====================     ================
                       Net Income Per Share.............................         $          .25       $          .26
                                                                          =====================     ================


                      FIRST INDUSTRIAL REALTY TRUST, INC.

      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 TO THREE MONTHS ENDED MARCH 31, 1995

     At March 31, 1996, the Company owned 314 in-service properties with approximately 27.7 million square feet, compared to 254 in-service properties with approximately 20.2 million square feet at March 31, 1995. The addition of 60 properties acquired or developed between April 1, 1995 and March 31, 1996 included the acquisitions of 55 properties comprising approximately 6.9 million square feet and the completed construction of five build-to-suit properties containing a total of approximately .5 million square feet. One expansion comprised of approximately .1 million square feet was also completed between April 1, 1995 and March 31, 1996.

    Revenues increased by $5.3 million or 20.9%, due primarily to the properties acquired or developed after March 31, 1995. Revenues from properties owned prior to January 1, 1995, increased by approximately $1.2 million or 4.8% due to general rent increases and additional tenant recovery income charges for additional property expenses incurred for the three months ended March 31, 1996.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $2.1 million or 30.9% due primarily to the properties acquired or developed after March 31, 1995. Expenses from properties owned prior to January 1, 1995, increased by approximately $.7 million or 10.6% due to additional snow removal expenses incurred in the Minneapolis and Harrisburg metropolitan areas and general real estate tax increases.

     General and administrative expense increased by $.2 million due primarily to the additional expenses associated with managing the Company's growing operations (including additional professional fees relating to additional properties owned and personnel to manage and expand the Company's business).

     Interest expense remained unchanged at $6.6 million for the three month periods March 31, 1996 and March 31, 1995. The average outstanding debt balance was higher during the three months ended March 31, 1996, due to the additional properties acquired after March 31, 1995, however, the impact on interest expense was partially offset by lower interest rates on the 1994 Mortgage Loan.

     Depreciation and other amortization increased by $1.1 million due primarily to the additional depreciation and amortization related to the properties acquired after March 31, 1995.

     The $.8 million extraordinary item in 1996 represents the write-off of unamortized deferred financing costs and a prepayment fee for loans that were paid off in full and retired in 1996.

     Liquidity and Capital Resources

     At March 31, 1996, the Company's unrestricted cash and cash equivalents was $4.6 million and restricted cash was $10.3 million. Restricted cash includes reserves required to be set aside under certain of the Company's loans for payments of tenant improvements, capital expenditures, interest, real
estate taxes, insurance and potential environmental costs.   The portion of the
cash reserve relating to payments for tenant improvements, capital expenditures and potential environmental costs was established at the closings of the $300 million mortgage loan (the "1994 Mortgage Loan") and the $40 million mortgage loan (the "1995 Mortgage Loan"), is distributed to the Company as such expenditures are made, and is not required to be replenished. The portion of the cash reserve relating to payments for interest, real estate taxes and insurance is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures.

     Net cash provided by operating activities was $15.5 million for the three months ended March 31, 1996 compared to $9.4 million for the three months ended March 31,1995. This increase is due primarily to the operations from the acquisition or development of properties between April 1, 1995 and March 31, 1996.

     Net cash used in investing activities increased to $101.3 million from $29.8 million due to an increase in the acquisition of properties. Net cash provided by financing activities increased to $81.5 million from $20.4 million primarily due to the Company's issuance of 5,175,000 shares of $.01 par value common stock in February 1996 (the "1996 Equity Offering").

    Funds from operations for the three months ended March 31, 1996 were $12.3 million, as compared to $9.7 million for the three months ended March 31, 1995, as a result of the factors discussed in the analysis of operating results above. Management considers funds from operations to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITs and it is presented to assist investors to analyzing the performance of the Company. Funds from operations is equal to net income, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, excluding amortization of deferred financing costs and interest rate protection agreements, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends and distributions. Funds from operations should not be considered as a substitute for net income as a measure of results of operations or for cash flow from operating activities calculated in accordance with generally accepted accounting principles as a measure of liquidity.

     On January 22, 1996, the Company and Operating Partnership paid a fourth quarter 1995 distribution of 48.75 cents per common share/unit. In addition, the Company and Operating Partnership paid a first quarter 1996 distribution of
48.75 cents per common share/unit on April 22, 1996. The total distributions paid to the Company's common stockholders and the Operating Partnership's limited partners for the first quarter 1996 was $12.5 million. On January 2, 1996, the Company paid a preferred stock dividend of 28.37 cents per share, totaling approximately $.5 million. On March 29, 1996, the Company paid a preferred stock dividend of 59.375 cents per share, totaling approximately $1.0 million.

     Between January 1, 1996 and March 31, 1996, the Company purchased 43 industrial properties comprising approximately 5.1 million square feet and one
11.3 acre parcel of land for an aggregate purchase price of approximately $114.3 million. The Company also continued or began construction on two build-to-suit properties comprising 207,990 square feet. The acquisitions and development activity were financed with proceeds from the 1996 Equity Offering, borrowings under the Company's $150 million collateralized acquisition facility ("1994 Acquisition Facility") and $46.2 million of indebtedness incurred or assumed in connection with property acquisitions.

     The Company has considered its short-term liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be met with cash flows provided by operating activities.

     The Company expects to meet long-term liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company may finance the development or acquisition of additional properties through borrowings under the 1994 Acquisition Facility. At March 31, 1996, borrowings under the 1994 Acquisition Facility bore interest at a weighted average interest rate of 7.4%. As of May 10, 1995, including properties in the process of being added to the collateral base, the Company had approximately $67 million available in additional borrowings under the 1994 Acquisition Facility. While the Company may sell properties if property or market conditions make it desirable, the Company does not expect to sell assets in the foreseeable future to satisfy its liquidity requirements.

                          PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
   None.

ITEM 2. CHANGES IN SECURITIES
   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   None.

ITEM 5. OTHER INFORMATION
   Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         Exhibit No.      Description
         -----------      -----------
             10          Deferred Income Plan
             27          Financial Data Schedule

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   FIRST INDUSTRIAL REALTY TRUST, INC.


Date:  May 10, 1996                                By:   /s/ Michael J. Havala                                     .
                                                        ------------------------------------------------------------
                                                      Michael J. Havala
                                                      Chief Financial Officer
                                                      (Principal Financial and Accounting Officer)





                                 EXHIBIT INDEX



Exhibit No.               Description
- - -----------               -----------
     10                   Deferred Income Plan
     27                   Financial Data Schedule





                                       21