Form 10-Q
period 1996-06-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 1996-08-14
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities
Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
/ /   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934


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

Number of shares of Common Stock, $.01 par value, outstanding as of August 8, 1996: 24,137,881.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                                   FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1996

                                     INDEX




                                                                                      PAGE
PART I:  FINANCIAL INFORMATION                                                        ----
   Item 1.  Financial Statements

       Consolidated Balance Sheets as of June 30,1996 and December 31, 1995..........    2

       Consolidated Statements of Operations for the Six Month Periods Ended
       June 30, 1996 and June 30, 1995...............................................    3

       Consolidated Statements of Operations for the Three Month Periods Ended
       June 30, 1996 and June 30, 1995...............................................    4

       Consolidated Statements of Cash Flows for the Six Month Periods Ended
       June 30, 1996 and June 30, 1995...............................................    5

       Notes to Financial Statements................................................. 6-16

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations.....................................................17-19


PART II:  OTHER INFORMATION

   Item 1.  Legal Proceedings........................................................   20
   Item 2.  Changes in Securities....................................................   20
   Item 3.  Defaults Upon Senior Securities..........................................   20
   Item 4.  Submission of Matters to a Vote of Security Holders......................   20
   Item 5.  Other Information........................................................   20
   Item 6.  Exhibits and Reports on Form 8-K.........................................   21


SIGNATURE............................................................................   22


EXHIBIT INDEX........................................................................   23


                         PART I.  FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                                 June 30,         December 31,
                                                                   1996              1995
                                     ASSETS                     ----------       -----------
Assets:
     Investment in Real Estate:
     Land................................................        $131,508         $109,227
     Buildings and Improvements..........................         770,271          645,872
     Furniture, Fixtures and Equipment...................           1,672            2,024
     Construction in Progress............................           2,561              393
     Less: Accumulated Depreciation......................         (78,893)         (68,749)
                                                                 --------         --------
       Net Investment in Real Estate.....................         827,119          688,767

    Cash and Cash Equivalents............................           5,538            8,919
    Restricted Cash......................................           9,032           11,732
    Tenant Accounts Receivable, Net......................           4,410            2,561
    Deferred Rent Receivable.............................           8,108            7,676
    Interest Rate Protection Agreement, Net..............           8,453            8,529
    Deferred Financing Costs, Net........................           8,564            9,422
    Prepaid Expenses and Other Assets, Net...............          13,076           16,298

       Total Assets......................................        $884,300         $753,904
                                                                 ========         ========

                               LIABILITIES AND STOCKHOLDER EQUITY
Liabilities:
     Mortgage Loans Payable...............................       $392,590         $346,850
     Construction Loans Payable...........................            ---            4,873
     Acquisition Facilities Payable.......................         19,660           48,235
     Accounts Payable and Accrued Expenses................         15,858           12,468
     Rents Received in Advance and Security Deposits......          4,225            4,124
     Dividends/Distributions Payable......................         12,759           10,422
                                                                 --------         --------
       Total Liabilities..................................        445,092          426,972
                                                                 --------         --------

     Minority Interest.....................................        34,492           20,909

     Commitments and Contingencies.........................           ---              ---

     Stockholders' Equity:
      Preferred Stock ($.01 par value, 10,000,000 shares
      1,650,000 shares issued and outstanding)...........              17               17
     Common Stock ($.01 par value, 100,000,000 shares
      authorized, 24,137,881 and 18,881,399 shares issued
      and outstanding at June 30, 1996 and December 31,
      1995, respectively)................................             241              190
     Additional Paid-in-Capital..........................         445,402          338,907
     Distributions in Excess of Accumulated Earnings.....         (40,944)         (33,091)
                                                                 --------         --------
       Total Stockholders' Equity..........................       404,716          306,023
                                                                 --------         --------
       Total Liabilities and Stockholders' Equity..........      $884,300         $753,904
                                                                 ========         ========

   The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)





                                                                Six Months       Six Months
                                                                   Ended            Ended
                                                                -------------    -------------
                                                                June 30, 1996    June 30, 1995
                                                                -------------    -------------
Revenues:
  Rental Income...........................................            $49,881         $40,277
  Tenant Recoveries and Other Income......................             15,543          11,196
                                                                      -------         -------
          Total Revenues..................................             65,424          51,473
                                                                      -------         -------
Expenses:
  Real Estate Taxes.......................................             10,905           8,179
  Repairs and Maintenance.................................              2,859           1,955
  Property Management.....................................              2,327           1,635
  Utilities...............................................              1,818           1,083
  Insurance...............................................                538             446
  Other...................................................                549             343
  General and Administrative..............................              1,901           1,465
  Interest................................................             13,997          13,764
  Amortization of Interest Rate Protection Agreements and
   Deferred Financing Costs...............................              1,574           2,979
  Depreciation and Other Amortization.....................             13,412          10,756
                                                                      -------         -------
          Total Expenses..................................             49,880          42,605
                                                                      -------         -------
  Income Before Gain on Sales of Properties, Minority
   Interest and Extraordinary Loss........................             15,544           8,868
  Gain on Sales of Properties.............................              4,320             ---
                                                                      -------         -------
  Income Before Minority Interest and Extraordinary Loss..             19,864           8,868
  Income Allocated to Minority Interest...................             (1,405)           (668)
                                                                      -------         -------
  Income Before Extraordinary Loss........................             18,459           8,200
  Extraordinary Loss......................................               (821)            ---
                                                                      -------         -------
  Net Income..............................................             17,638           8,200
  Less:  Preferred Stock Dividends........................             (1,960)            ---
                                                                      -------         -------
    Net Income Available to Common Stockholders...........            $15,678         $ 8,200
                                                                      =======         =======

  Net Income Available to Common Stockholders Before
   Extraordinary Loss Per Weighted Average Common
   Share Outstanding (23,221,635 and 18,881,399 as of                 $   .71         $   .43
   June 30, 1996 and 1995, respectively)..................            =======         =======

  Extraordinary Loss Per Weighted Average Common Share
   Outstanding (23,221,635 and 18,881,399 as of June 30,
   1996 and 1995, respectively)...........................            $  . 03         $   ---
                                                                      =======         =======

  Net Income Available to Common Stockholders Per
   Weighted Average Common Share Outstanding (23,221,635
   and 8,881,399 as of June 30, 1996 and 1995,                        $   .68         $   .43
   respectively)..........................................            =======         =======


    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                                     Three Months       Three Months
                                                                        Ended              Ended
                                                                     -------------     -------------
                                                                     June 30, 1996     June 30, 1995
                                                                     -------------     -------------
Revenues:
  Rental Income..................................................       $26,755            $20,487
  Tenant Recoveries and Other Income.............................         8,024              5,639
                                                                        -------            -------
       Total Revenues............................................        34,779             26,126
                                                                        -------            -------
Expenses:
  Real Estate Taxes..............................................         5,759              4,143
  Repairs and Maintenance........................................         1,440              1,006
  Property Management............................................         1,268                768
  Utilities......................................................           947                501
  Insurance......................................................           337                228
  Other..........................................................           281                145
  General and Administrative.....................................           967                738
  Interest.......................................................         7,359              7,186
  Amortization of Interest Rate Protection Agreements and
    Deferred Financing Costs.....................................           799              1,501
  Depreciation and Other Amortization............................         7,064              5,557
                                                                        -------            -------
       Total Expenses...........................................         26,221             21,773
                                                                        -------            -------
  Income Before Gain on Sales of Properties and Minority Interest         8,558              4,353
  Gain on Sales of Properties....................................         4,320                  -
                                                                        -------            -------
  Income Before Minority Interest................................        12,878              4,353
  Income Allocated to Minority Interest..........................        (1,001)              (328)
                                                                        -------            -------
  Net Income.....................................................        11,877              4,025
  Less: Preferred Stock Dividends................................          (980)                 -
                                                                        -------            -------
  Net Income Available to Common Stockholders....................       $10,897            $ 4,025
                                                                        =======            =======
  Net Income Available to Common Stockholders Per Weighted
   Average Common Share Outstanding (24,137,615 and
   18,881,399 as of June 30, 1996 and 1995, respectively)........        $  .45            $   .21
                                                                        =======            =======


     The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)






                                                                             Six Months        Six Months
                                                                               Ended              Ended
                                                                           -------------      -------------
                                                                           June 30, 1996      June 30, 1995
                                                                           -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income........................................................        $  17,638           $   8,200
  Income Allocated to Minority Interest.............................            1,405                 668
                                                                            ---------           ---------
  Income Before Minority Interest...................................           19,043               8,868

Adjustments to Reconcile Net Income to Net Cash Provided
by Operating Activities:
  Depreciation......................................................           11,687               9,524
  Amortization of Interest Rate Protection Agreements and
   Deferred Financing Costs.........................................            1,574               2,979
  Other Amortization................................................            1,725               1,232
  Gain on Sales of Properties.......................................           (4,320)                ---
  Extraordinary Loss................................................              821                 ---
  Provision for Bad Debts...........................................              150                 105
  (Increase) in Tenant Accounts Receivable and Prepaid
   Expenses and Other Assets........................................             (501)             (1,333)
  (Increase) in Deferred Rent Receivable............................             (432)               (831)
  Increase (Decrease) in Accounts Payable and Accrued
   Expenses and Rents Received in Advance and
   Security Deposits................................................            2,617                (128)
  (Increase) Decrease in Restricted Cash............................            1,819                (189)
                                                                            ---------           ---------
     Net Cash Provided by Operating Activities......................           34,183              20,227
                                                                            ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases and Additions to Investment in Real Estate....                    (133,605)            (51,554)
 Proceeds from Sales of Investment in Real Estate...................           12,119                 ---
 Decrease in Restricted Cash........................................              881               1,481
                                                                            ---------           ---------
     Net Cash Used in Investing Activities..........................         (120,605)            (50,073)
                                                                            ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Sale of Common Stock.................................          113,850                 ---
 Common Stock Underwriting Discounts/Offering Costs.................           (6,957)                ---
 Preferred Stock Offering Costs.....................................             (408)                ---
 Proceeds from Acquisition Facilities Payable.......................           29,348              48,800
 Repayments on Acquisition Facilities Payable.......................          (57,922)                ---
 Proceeds from Mortgage Loans Payable...............................           36,750                 ---
 Repayments on Mortgage Loans Payable...............................             (427)                ---
 Proceeds from Construction Loans Payable...........................              ---               1,160
 Repayments on Construction Loans Payable...........................           (4,873)                ---
 Dividends/Distributions............................................          (22,431)            (19,296)
 Preferred Stock Dividends..........................................           (2,427)                ---
 Debt Issuance Costs................................................           (1,462)             (2,039)
                                                                            ---------           ---------
     Net Cash Provided by Financing Activities......................           83,041              28,625
                                                                            ---------           ---------
Net (Decrease) in Cash and Cash Equivalents.........................           (3,381)             (1,221)
Cash and Cash Equivalents, Beginning of Period......................            8,919               9,117
                                                                            ---------           ---------
Cash and Cash Equivalents, End of Period............................        $   5,538           $   7,896
                                                                            =========           =========


    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


1.     ORGANIZATION AND FORMATION OF COMPANY

     First Industrial Realty Trust, Inc. (the "Company") was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company is continuing and expanding the Midwestern industrial property business of The Shidler Group and the properties and businesses contributed by three other contributing businesses (the "Contributing Businesses"). The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner. As of June 30, 1996, the Company owned 320 in-service properties located in 14 states, containing an aggregate of approximately 28.3 million square feet of gross leasable area. Of the 320 properties owned by the Company, 195 are held by First Industrial Financing Partnership, L.P. (the "Financing Partnership"), 82 are held by the Operating Partnership or the Operating Partnership's Pennsylvania subsidiaries, 19 are held by First Industrial Securities, L.P. (the "Securities Partnership"), 23 are held by First Industrial Mortgage Partnership, L.P. (the "Mortgage Partnership") and 1 is held by First Industrial Indianapolis, L.P. (the "Indianapolis Partnership").

     On June 30, 1994, the Company completed its initial public offering of 15,175,000 shares of $.01 par value common stock (the "Initial Offering") and, in July 1994, issued an additional 1,400,000 shares pursuant to an over-allotment option. The price per share in the Initial Offering and the over-allotment option was $23.50, resulting in gross offering proceeds of approximately $389,512. Net of underwriters' discount and total offering expenses, the Company received approximately $355,217 in proceeds from the Initial Offering and the over-allotment option. On June 30, 1994, the Company (through the Financing Partnership) borrowed $300,000 (the "1994 Mortgage Loan") from an institutional lender. The net proceeds from the Initial Offering and 1994 Mortgage Loan were used primarily to acquire properties, repay indebtedness and pay certain fees and expenses. The Company began operations on July 1, 1994.

     On February 2, 1996, the Company issued an additional 5,175,000 shares of $.01 par value common stock (the "1996 Equity Offering") inclusive of the underwriters' over-allotment option. The price per share in the 1996 Equity Offering was $22, resulting in gross offering proceeds of $113,850. Net of underwriters' discount and total offering expenses, the Company received approximately $106,291. The net proceeds from the 1996 Equity Offering were used to pay down the 1994 Acquisition Facility, 1995 Acquisition Facility and Construction Loans (hereinafter defined) and fund properties subsequently acquired.

2.     BASIS OF PRESENTATION

     First Industrial Realty Trust, Inc. is the sole general partner of the Operating Partnership, with an approximate 91.9% ownership interest at June 30, 1996. First Industrial Realty Trust, Inc. is the sole stockholder of First Industrial Finance Corporation, First Industrial Securities Corporation, First Industrial Mortgage Corporation and First Industrial Indianapolis Corporation, which are the sole general partners of the Financing Partnership, the Securities Partnership, the Mortgage Partnership and the Indianapolis Partnership, respectively. The Operating Partnership is the sole limited partner of the Financing Partnership, the Securities Partnership, the Mortgage Partnership and the Indianapolis Partnership. All significant intercompany transactions have been eliminated in consolidation. Purchase accounting has been applied when ownership interests in properties were acquired for cash.
The historical cost basis of properties has been carried over when the Contributing Businesses' ownership interests were exchanged for Operating Partnership units and purchase accounting has been used for all other properties that were acquired for Operating Partnership units.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)



     In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of operations and cash flows for the six months ended June 30, 1996 and 1995, and for the three months ended June 30, 1996 and 1995, have been included.

     Minority interest in the Company at June 30, 1996 represents the approximately 8.1% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 1996 and December 31, 1995, and the reported amounts of revenues and expenses for the six months ended June 30, 1996 and 1995, and for the three months ended June 30, 1996 and 1995. Actual results could differ from those estimates.

     Revenue Recognition:

     Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for taxes, insurance and other property operating expenses and is recognized as revenues in the same period the related expenses are incurred by the Company.

     The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $500 as of June 30, 1996 and December 31, 1995.

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


                                                           Years
                                                           -----
        Buildings and Improvements.................     31.5 to 40
        Land Improvements..........................     15
        Furniture, Fixtures and Equipment..........      5 to 10

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


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

     Fair Value of Financial Instruments:

     The Company's financial instruments include short-term investments, tenant accounts receivable, accounts payable, other accrued expenses, mortgage loans payable and acquisition facilities payable. The fair values of these financial instruments were not materially different from their carrying or contract values. The Company's financial instruments also include interest rate protection agreements (see Note 4).

     Deferred Financing Costs:

     Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $5,075 and $3,593, at June 30, 1996 and December 31, 1995, respectively. Unamortized deferred financing fees are written-off when debt is retired before the maturity date (see Note 11).

     Earnings Per Common Share:

     Net income per share amounts are based on the weighted average of common and common stock equivalent (stock options) shares outstanding. As of June 30, 1996 and 1995, the number of shares of common stock outstanding was 24,137,881 and 18,881,399, respectively.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)





4.     MORTGAGE LOANS, ACQUISITION FACILITIES AND CONSTRUCTION LOANS PAYABLE

     Mortgage Loans:

     Concurrent with the Initial Offering, the Company (through the Financing Partnership) borrowed $300,000 under a mortgage loan (the "1994 Mortgage Loan"). The 1994 Mortgage Loan is cross-collateralized by, among other things, first mortgage liens on the 195 properties owned by the Financing Partnership. The 1994 Mortgage Loan will mature on June 30, 1999, unless extended by the Company, subject to certain conditions, for an additional two-year period, thereby maturing on June 30, 2001. The Operating Partnership has guaranteed certain obligations of the Financing Partnership under the 1994 Mortgage Loan. The 1994 Mortgage Loan provides for interest only payments which have been effectively fixed at a rate of 6.97% through June 30, 2001 by certain interest rate protection agreements. Interest payable related to the 1994 Mortgage Loan was $1,709 and $1,905 at June 30, 1996 and December 31, 1995, respectively. Payments to (from) the Company under the interest rate protection agreements for the six months ended June 30, 1996 and 1995 totaled ($143) and $406, respectively, and for the three months ended June 30, 1996 and 1995 totaled ($101) and $215, respectively, which have been included as a component of interest expense.

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

     Effective July 1, 1995, the Company replaced such interest rate protection agreement with new interest rate protection agreements and entered into interest rate swap agreements, which together effectively fix the annual interest rate on the 1994 Mortgage Loan at 6.97% for six years through June 30, 2001. As a result of the replacement of the interest rate protection agreement, the Company incurred a one-time loss of $6.4 million, of which $6.3 million represents the difference between the unamortized cost of the replaced interest rate protection agreement and the cost of the new agreements. In the event that the Company does not exercise the two-year option to extend the 1994 Mortgage Loan, the risk associated with the interest rate protection agreements is that the Company would be obligated to perform its obligations under the terms or would either pay or receive cash to terminate the agreement. In either event, the impact of such transaction would be reflected in the Company's financial statements. The costs of the new interest rate protection agreements have been capitalized and are being amortized over the respective terms of the agreements. Under the terms of the new interest rate protection agreements, certain collateral may be required to be set aside for amounts that could become due under the agreements. At June 30, 1996 and December 31, 1995, cash collateral of $0 and $2,557, respectively, was included in restricted cash. Accumulated amortization on the interest protection agreements was $146 and $60 as of June 30, 1996 and December 31, 1995, respectively.

     At June 30, 1996, the fair market value of the interest rate protection agreements was approximately $12,510, which exceeded the $8,453 net book value by approximately $4,057. The fair market value was determined by a third party evaluation and is based on estimated discounted future cash flows.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


     Under the terms of the 1994 Mortgage Loan, certain cash reserves are required to be and have been set aside for payments of tenant improvements, capital expenditures, interest, real estate taxes, insurance and potential environmental costs. The amount of cash reserves for payments of tenant improvements, capital expenditures and potential environmental costs were determined by the lender and were established at the closing of the 1994 Mortgage Loan. The amounts included in the cash reserves relating to payments of interest, real estate taxes and insurance were determined by the lender and approximate the next periodic payment of such item. At June 30, 1996 and December 31, 1995, these reserves totaled $7,733 and $8,552, respectively, and are included in Restricted Cash. Such cash reserves were invested in a money market fund at June 30, 1996. The maturity of these investments is one day. Accordingly, cost approximates fair market value.

     On December 29, 1995 the Mortgage Partnership borrowed $40,200 under a mortgage loan (the "1995 Mortgage Loan") from an institutional lender. In the first quarter of 1996, the Company made a one time paydown of $200. The 1995 Mortgage Loan matures on January 11, 2026 and provides for interest only payments through January 11, 1998, after which monthly principal and interest payments are required based on a 28-year amortization schedule. The interest rate under the 1995 Mortgage Loan is fixed at 7.22% per annum through January 11, 2003. After January 11, 2003, the interest rate adjusts through a predetermined formula based on the applicable Treasury rate. Interest payable related to the 1995 Mortgage Loan was $168 and $24 at June 30, 1996 and December 31, 1995, respectively. The 1995 Mortgage Loan is collateralized by 23 properties held by the Mortgage Partnership.

     Under the terms of the 1995 Mortgage Loan, certain cash reserves are required to be and have been set aside for payments of security deposits, capital expenditures, interest, real estate taxes and insurance. The amount of cash reserves segregated for security deposits is adjusted as tenants turnover. The amounts included in the cash reserves relating to payments of capital expenditures, interest, real estate taxes and insurance were determined by the lender and approximate the next periodic payment of such items. At June 30, 1996 and December 31, 1995, these reserves totaled $1,299 and $388, respectively, and are included in Restricted Cash. Such cash reserves were invested in a money market fund at June 30, 1996. The maturity of these investments is one day. Accordingly, cost approximates fair market value.

     On December 14, 1995, the Company, through First Industrial Harrisburg, L.P., entered into a $6,650 mortgage loan (the "Harrisburg Mortgage Loan") that is collateralized by three properties in Harrisburg, Pennsylvania. The Harrisburg Mortgage Loan bears interest at a rate based on LIBOR plus 1.5% or prime plus 2.25%, at the Company's option, and provides for interest only payments through May 31, 1996, with monthly principal and interest payments required subsequently based on a 26.5-year amortization schedule. At June 30, 1996, the interest rate was 7.0%. The Harrisburg Mortgage Loan will mature on December 15, 2000. Interest payable related to the Harrisburg Mortgage Loan was $36 and $0 at June 30, 1996 and December 31, 1995, respectively.

     On March 20, 1996, the Company, through the Operating Partnership and the Indianapolis Partnership, entered into a $36,750 mortgage loan (the "CIGNA Loan") that is collateralized by seven properties in Indianapolis, Indiana and three properties in Cincinnati, Ohio. The CIGNA Loan bears interest at a fixed interest rate of 7.5% and provides for monthly principal and interest payments based on a 25-year amortization schedule. The CIGNA Loan will mature on April 1, 2003. Interest payable related to the CIGNA Loan was $0 at June 30, 1996.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)



     On March 20, 1996, the Company, through the Operating Partnership assumed a $6,424 mortgage loan and a $2,993 mortgage loan (together, the "Assumed Loans") that are collateralized by 13 properties in Indianapolis, Indiana and one property in Indianapolis, Indiana, respectively. The Assumed Loans bear interest at a fixed rate of 9.25% and provide for monthly principal and interest payments based on a 16.75-year amortization schedule. The Assumed Loans will mature on January 1, 2013. Interest payable related to the Assumed Loans was $0 at June 30, 1996.

     Acquisition Facilities:

     In connection with the Initial Offering, the Operating Partnership entered into a three-year, $100,000 collateralized revolving credit facility (the "1994 Acquisition Facility"). During the quarter ended June 30, 1995, the capacity of the 1994 Acquisition Facility was increased to $150,000. The Operating Partnership may borrow under the facility to finance the acquisition of additional properties and for other corporate purposes, including to obtain additional working capital. The Company has guaranteed repayment of the 1994 Acquisition Facility. The 1994 Acquisition Facility will mature on June 29, 1997. As of June 30, 1996, borrowings under the 1994 Acquisition Facility totaled $19,660. Borrowings under the 1994 Acquisition Facility bear interest at a floating rate equal to LIBOR plus 2.0% or a "Corporate Base Rate" plus
 .5%, at the Company's election. Effective July 12, 1996, the lenders reduced the interest rate to LIBOR plus 1.75%. Under the 1994 Acquisition Facility, LIBOR contracts are entered into by the Company as draws are made. At June 30, 1996, the weighted average interest rate was approximately 7.5%. Interest payable related to the 1994 Acquisition Facility was $114 and $488 at June 30, 1996 and December 31, 1995, respectively. The borrowings under the 1994 Acquisition Facility are cross-collateralized by 25 properties held by the Operating Partnership. The 1994 Acquisition Facility contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio, and total funded indebtedness.

     In addition, in December 1995, the Operating Partnership entered into a $24,219 collateralized revolving credit facility (the "1995 Acquisition Facility") with a commercial bank. The 1995 Acquisition Facility was paid off in full and retired in February 1996 with a portion of the proceeds of the 1996 Equity Offering. The 1995 Acquisition Facility was collateralized by six properties held by the Operating Partnership and bore interest at a floating rate of LIBOR plus 2.45%. As of December 31, 1995, borrowings under the 1995 Acquisition Facility were $11,294 and bore interest at a rate of 8.3%.
Interest payable related to the 1995 Acquisition Facility was $27 at December 31, 1995.

     In May 1996, the Operating Partnership entered into a $10,000 collateralized revolving credit facility (the "1996 Credit Line") with a commercial bank. The 1996 Credit Line is collateralized by three properties held by the Operating Partnership. The Company has guaranteed repayment of the 1996 Credit Line. Borrowings under the 1996 Credit Line bear interest at a floating rate from LIBOR plus 2.45% to LIBOR plus 2.75%, depending on the term of the interest rate option. The 1996 Credit Line will mature on December 14, 1998. As of June 30, 1996, borrowings under the 1996 Credit Line totaled $0.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


Construction Loans:

     In 1995, the Operating Partnership entered into two construction loans (together the "Construction Loans") with commercial banks providing total funding commitments of $5,860. Both construction loans were paid off in full and retired in February 1996 with a portion of the proceeds of the 1996 Equity Offering. At December 31, 1995, the Operating Partnership had borrowed $4,873 under such construction loans which were collateralized by two properties held by the Operating Partnership. Such borrowings bore interest at LIBOR plus 2.0% and provided for interest only payments.

     The following is a schedule of maturities of the mortgage loans and acquisition facilities for the next five years ending December 31, and thereafter:


                                         Amount
                                       --------
                    1996               $    444
                    1997                 20,720
                    1998                  1,563
                    1999                301,710
                    2000                  7,327
                    Thereafter           80,486
                                       --------
                    Total              $412,250
                                       ========

     The 1994 Mortgage Loan matures in 1999 but may be extended at the Company's option, subject to certain conditions, for an additional two years, thereby maturing on June 30, 2001.

5.     PREFERRED STOCK

     In 1995, the Company issued 1.65 million shares of 9.5% Series A Cumulative Preferred Stock (the "Series A Preferred Stock") at a purchase price of $25 per share, and used the $41,250 of gross proceeds to pay down debt outstanding under the 1994 Acquisition Facility. Dividends on the Series A Preferred Stock are cumulative from the date of initial issuance and are payable quarterly. The payment of dividends and amounts upon liquidation, dissolution or winding-up ranks senior to the payments on the Company's common stock. The Series A Preferred Stock are not redeemable prior to November 17, 2000. On or after November 17, 2000, the Series A Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at $25.00 per share, or $41,250 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series A Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

     The payment of dividends on, and payments on liquidation or redemption of, the Series A Preferred Stock are guaranteed by the Securities Partnership (the "Guarantor") pursuant to a Guarantee and Payment Agreement (the "Guarantee Agreement"). The Series A Preferred Stock is the only class of securities of the Company which have the benefit of such guarantee. To the extent the Company fails to make any payment of dividend or pay any portion of the liquidation preference on or the redemption price of any shares of Series A Preferred Stock, the Guarantor will be obligated to pay an amount to each holder of Series A Preferred Stock equal to any such shortfall.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


6.     ACQUISITION OF REAL ESTATE

     During the three months ended June 30, 1996, through the Operating Partnership or a subsidiary thereof, the Company acquired 11 existing buildings. The aggregate purchase price for these properties totaled approximately $28,521, excluding costs incurred subsequent to the acquisition of the properties. These acquisitions are as follows:

   * On April 10, 1996, the Company purchased four light industrial properties totaling 212,293 square feet located in Plymouth, Minnesota for approximately $12,735.

   * On June 19, 1996, the Company purchased a 327,997 square foot bulk warehouse property located in Indianapolis, Indiana for approximately $5,600.

   * On June 25, 1996, the Company purchased a 78,000 square foot light industrial property located in Milwaukee, Wisconsin for approximately $2,500.

   * On June 26, 1996, the Company purchased a 78,029 square foot light industrial property located in Chaska, Minnesota for approximately $2,660.

   * On June 28, 1996, the Company purchased four light industrial properties totaling 180,000 square feet located in Dayton, Ohio for approximately $3,022 in cash and 84,500 Operating Partnership units valued at $2,004 in the aggregate ($23.72 per unit).

7.     SALES OF REAL ESTATE

     On April 4, 1996, the Operating Partnership sold a property located in suburban Detroit, Michigan. Gross proceeds from the transaction were approximately $616. The gain on the sale was approximately $186.

     On April 26, 1996, the Operating Partnership sold three properties located in Huntsville, Alabama. Gross proceeds from the transaction were approximately $10,025. The gain on the sale was approximately $4,105.

     On May 31, 1996, the Operating Partnership sold a property located in Grand Rapids, Michigan. Gross proceeds from the transaction were approximately $1,478. The gain on the sale was approximately $29.

8.     RELATED PARTY TRANSACTIONS

     The Company leases office space in Chicago, Illinois from an affiliate of The Shidler Group at an aggregate annual cost of approximately $131.

9.     EMPLOYEE BENEFIT PLANS

     The Company maintains a Stock Incentive Plan which is administered by the Compensation Committee of the Board of Directors. Only officers and other key employees of the Company and its affiliates generally are eligible to participate in the Stock Incentive Plan. However, independent Directors of the Company receive automatic annual grants of options to purchase 7,500 shares at a per share exercise price equal to the fair market value of a share on the date of grant.
                                       13

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


     The Stock Incentive Plan authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards,
(iv) performance share awards and (v) dividend equivalent rights. The exercise price of stock options will be determined by the Compensation Committee, but may not be less than 100% of the fair market value of the shares on the date of grant. Special provisions apply to awards granted under the Stock Incentive Plan in the event of a change in control in the Company. The Company has reserved 1,200,000 shares for issuance under the Stock Incentive Plan. At June 30, 1996, options covering 877,500 shares had been granted, remained outstanding and had not been exercised. During the six months ended June 30, 1996, options covering 37,500 shares were granted, options covering 12,000 shares were terminated and options covering 6,000 shares were exercised. Options covering 316,500 shares are available for future grants. The following table details the outstanding options as of June 30, 1996:


                         Options Granted,                   Exercise
                         Unexpired and        Options       Price
       Date of Grant      Not Exercised     Exercisable     Per Share
       -------------     --------------    -------------    -------
       June 23, 1994         528,000         528,000 (1)      $23.50
       July 30, 1994          37,500          37,500 (2)       23.50
       May 26, 1995           37,500          37,500 (3)       18.25
       July 17, 1995         237,000         118,500 (4)       20.25
       May 22, 1996           37,500            ---  (5)       23.50
                            --------         -------
         Total               877,500         721,500
                            ========         =======

       (1) Options became exercisable in three equal installments on December 31, 1994, June 23, 1995 and June 23, 1996.
       (2)  Options became exercisable on July 30, 1995.
       (3)  Options became exercisable on May 26, 1996.
       (4)  Remaining options will become exercisable on July 17, 1996
       (5)  Options will become exercisable on May 22, 1997.

     In 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123 requires that companies electing to continue using the intrinsic value based method must make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied.

     The Company has elected to continue to account for stock-based compensation using the intrinsic value method. As such, SFAS 123 did not have an impact on the Company's second quarter results of operations or financial position. The pro-forma information required by SFAS 123 will be included in the footnotes to the Company's 1996 year end consolidated financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

     In September 1994, the Board of Directors approved and the Company adopted a 401(k)/Profit Sharing Plan. Under the Company's 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. The Company may make, but is not required to make matching contributions. For the three months ended June 30, 1996 and 1995, the Company did not make any matching contributions. In March 1996, the Board of Directors approved and the Company adopted a Deferred Income Plan (the "Plan"). Under the Plan, 138,500 unit awards were granted, providing the recipients with deferred income benefits which vest in three equal annual installments.

10.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information:

                                                                                   Six Months Ended
                                                                           --------------------------------
                                                                           June 30, 1996      June 30, 1995
                                                                           -------------      -------------
Interest paid, net of capitalized interest............................         $ 14,414          $13,156
                                                                               =========         =======
Interest capitalized..................................................         $     88          $   184
                                                                               =========         =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Distribution payable on common stock/units............................         $ 12,759          $ 9,648

IN CONJUNCTION WITH THE PROPERTY ACQUISITIONS, THE FOLLOWING
LIABILITIES WERE ASSUMED AND OPERATING PARTNERSHIP UNITS EXCHANGED:

Mortgage loans........................................................            9,417              ---
Operating Partnership units...........................................           14,085              ---
                                                                               --------          -------
                                                                               $ 23,502          $   ---
                                                                               ========          =======

11.   EXTRAORDINARY ITEM

     A portion of the net proceeds from the 1996 Equity Offering was used to pay off in full and retire the 1995 Acquisition Facility and the Construction Loans. The resulting write-off of unamortized deferred financing costs and prepayment fee incurred to retire the 1995 Acquisition Facility and Construction Loans are shown as an extraordinary loss in the consolidated statement of operations for the six months ended June 30, 1996.

12.   COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.

     Sixteen properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times and at appraised fair market value or at a fixed purchase price generally in excess of the Company's purchase price.

     The Company has committed to the construction of four light industrial properties totaling 732,604 square feet. The estimated total construction costs are approximately $17.2 million. The Company is not acting as the general contractor for these construction projects.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


13.  SUBSEQUENT EVENTS

     On July 9, 1996, the Operating Partnership purchased one light industrial property in Bloomington, Minnesota totaling 125,950 square feet for approximately $3,512.

     On July 10, 1996, the Operating Partnership purchased for approximately $2,700 approximately 10.7 acres of land in suburban Detroit, Michigan where it is constructing a 140,365 square foot bulk warehouse facility.

     On July 24, 1996, the Operating Partnership purchased one light industrial property in Indianapolis, Indiana totaling 70,560 square feet for approximately $1,410.



14.     PRO FORMA FINANCIAL INFORMATION

     Due to the acquisition of 74 properties between January 1, 1995 and June 30, 1996 and the 1996 Equity Offering, the historical results of operations are not indicative of future results of operations. The following Pro Forma Condensed Statements of Operations for the six months ended June 30, 1996 and 1995 are presented as if the property acquisitions and the 1996 Equity Offering had occurred at January 1, 1995, and therefore include pro forma information. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1995, or to project results for any future period.





                               PRO FORMA CONDENSED STATEMENTS OF OPERATIONS

                                                                                Six Months Ended
                                                                       --------------------------------
                                                                       June 30, 1996      June 30, 1995
                                                                       -------------      ------------
      Total Revenues..............................................       $69,477             $63,108
      Property Expenses...........................................        20,179              17,560
      General and Administrative Expense..........................         1,901               1,465
      Interest Expense............................................        15,285              15,308
      Depreciation and Amortization...............................        15,517              15,599
                                                                         -------             -------
      Income Before Gain on Sales of Properties,
      Minority Interest and Extraordinary Loss....................        16,595              13,176
      Gain on Sales of Properties.................................         4,320                 ---
                                                                         -------             -------
      Income Before Minority Interest and Extraordinary Loss......        20,915              13,176
      Income Allocated to Minority Interest.......................        (1,483)               (992)
                                                                         -------             -------
      Income Before Extraordinary Loss............................        19,432              12,184
      Extraordinary Loss..........................................          (821)                ---
                                                                         -------             -------
      Net Income..................................................        18,611              12,184
      Preferred Stock Dividends...................................        (1,960)                ---
                                                                         -------             -------
      Net Income Available to Common Stockholders.................       $16,651             $12,184
                                                                         =======             =======
      Net Income Per Share........................................       $   .69             $   .51
                                                                         =======             =======


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


RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 TO SIX MONTHS ENDED JUNE 30, 1995

     At June 30, 1996, the Company owned 320 in-service properties with approximately 28.3 million square feet, compared to 261 in-service properties with approximately 20.8 million square feet at June 30, 1995. The addition of 64 properties acquired or developed between July 1, 1995 and June 30, 1996 included the acquisitions of 61 properties comprising approximately 7.4 million square feet and the completed construction of 3 build-to-suit properties containing a total of approximately .4 million square feet. The sale of five properties comprised of approximately .3 million square feet were also completed between July 1, 1995 and June 30, 1996.

     Revenues increased by $14.0 million or 27.1%, due primarily to the properties acquired or developed after June 30, 1995. Revenues from properties owned prior to January 1, 1995, increased by approximately $1.6 million or 3.3% due to general rent increases and additional tenant recovery income charges for additional property expenses incurred for the six months ended June 30, 1996.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $5.4 million or 39.3% due primarily to the properties acquired or developed after June 30, 1995. Expenses from properties owned prior to January 1, 1995, increased by approximately $1.3 million or 10.3% due to additional snow removal expenses incurred in the Minneapolis and Harrisburg metropolitan areas and general real estate tax increases.

     General and administrative expense increased by $.4 million due primarily to the additional expenses associated with managing the Company's growing operations (including additional professional fees relating to additional properties owned and personnel to manage and expand the Company's business).

     Interest expense increased by $.2 million for the six month period ended June 30, 1996 compared to the six month period ended June 30, 1995. The average outstanding debt balance was $19.2 million higher during the six months ended June 30, 1996, due to the additional properties acquired after June 30, 1995, however, the impact on interest expense was partially offset by lower interest rates on the 1994 Mortgage Loan as a result of certain interest rate protection agreements entered into July 1995 (the "Rate Agreements").

     Depreciation and other amortization increased by $2.7 million due primarily to the additional depreciation and amortization related to the properties acquired after June 30, 1995.

     The $4.3 million gain on sales of properties resulted from the sale of three properties located in Huntsville, Alabama; one property located in Detroit, Michigan and one property located in Grand Rapids, Michigan. Gross proceeds for all sales totaled $12.1 million.

     The $.8 million extraordinary item in 1996 represents the write-off of unamortized deferred financing costs and a prepayment fee for loans that were paid off in full and retired in 1996.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 TO THREE MONTHS ENDED JUNE 30,
1995

     Revenues increased by $8.7 million or 33.1%, due primarily to the properties acquired or developed after June 30, 1995. Revenues from properties owned prior to April 1, 1995, increased by approximately $.8 million or 3.4% due to general rent increases and additional tenant recovery income charges for additional property expenses incurred for the three months ended June 30, 1996.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $3.2 million or 47.7% due primarily to the properties acquired or developed after June 30, 1995. Expenses from properties owned prior to April 1, 1995, increased by approximately $.4 million or 5.5% due to general real estate tax increases.

     General and administrative expense increased by $.2 million due primarily to the additional expenses associated with managing the Company's growing operations (including additional professional fees relating to additional properties owned and personnel to manage and expand the Company's business).

     Interest expense increased by $.2 million for the three month period ended June 30, 1996 compared to the three month period ended June 30, 1995. The average outstanding debt balance was $23.4 million higher during the three months ended June 30, 1996, due to the additional properties acquired after June 30, 1995, however, the impact on interest expense was partially offset by lower interest rates on the 1994 Mortgage Loan as a result of the Rate Agreements.

     Depreciation and other amortization increased by $1.5 million due primarily to the additional depreciation and amortization related to the properties acquired after June 30, 1995.

     The $4.3 million gain on sales of properties resulted from the sale of three properties located in Huntsville, Alabama; one property located in Detroit, Michigan and one property located in Grand Rapids, Michigan. Gross proceeds for all sales totaled $12.1 million.

     LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company's unrestricted cash and cash equivalents was $5.5 million and restricted cash was $9.0 million. Restricted cash includes reserves required to be set aside under certain of the Company's loans for payments of security deposit refunds, tenant improvements, capital expenditures, interest, real estate taxes, insurance and potential
environmental costs.   A portion of the cash reserve relating to payments for
tenant improvements, capital expenditures and potential environmental costs was established at the closing of the $300 million mortgage loan (the "1994 Mortgage Loan") and is distributed to the Company as such expenditures are made, and is not required to be replenished to its original level. The portion of the cash reserve on the 1994 Mortgage Loan relating to payments for interest, real estate taxes and insurance is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserve relating to security deposit refunds on the $40 million mortgage loan ("1995 Mortgage Loan") is adjusted as tenants turnover. The portion of the cash reserve relating to payments for capital expenditures, interest, real estate taxes and insurance on the 1995 Mortgage Loan is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures.

     Net cash provided by operating activities was $34.2 million for the six months ended June 30, 1996 compared to $20.2 million for the six months ended June 30,1995. This increase is due primarily to the operations from the acquisition or development of properties between July 1, 1995 and June 30, 1996.

     Net cash used in investing activities increased to $120.6 million from $50.1 million due to an increase in the acquisition of properties. Net cash provided by financing activities increased to $83.0 million from $28.6 million primarily due to the Company's issuance of 5,175,000 shares of $.01 par value common stock
                                      18
in February 1996 (the "1996 Equity Offering"), the consummation of a $36.7 million mortgage loan offset by a net decrease in acquisition line borrowings.

     Funds from operations for the six months ended June 30, 1996 were $26.9 million, as compared to $19.6 million for the six months ended June 30, 1995, as a result of the factors discussed in the analysis of operating results above. Management considers funds from operations to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITs and it is presented to assist investors in analyzing the performance of the Company. Funds from operations is equal to net income, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, excluding amortization of deferred financing costs and interest rate protection agreements, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends and distributions. Funds from operations should not be considered as a substitute for net income as a measure of results of operations or for cash flow from operating activities calculated in accordance with generally accepted accounting principles as a measure of liquidity.

     On January 22, 1996, the Company and Operating Partnership paid a fourth quarter 1995 distribution of 48.75 cents per common share/unit, totaling approximately $10.4 million. On April 22, 1996, the Company and Operating Partnership paid a first quarter 1996 distribution of 48.75 cents per share/unit, totaling approximately $12.5 million. On July 22, 1996, the Company and Operating Partnership paid a second quarter 1996 distribution of
48.75 cents per common share/unit, totaling approximately $12.8 million. On January 2, 1996, the Company paid a preferred stock dividend of 28.37 cents per share, totaling approximately $.5 million. On March 29, 1996, the Company paid a preferred stock dividend of 59.375 cents per share, totaling approximately $1.0 million. On June 28, 1996, the Company paid a preferred stock dividend of
59.375 cents per share, totaling approximately $1.0 million.

     Between January 1, 1996 and June 30, 1996, the Company purchased 54 industrial properties comprising approximately 6.0 million square feet and one
11.3 acre parcel of land for an aggregate purchase price of approximately $144.8 million. The Company also sold 5 properties comprising approximately .3 million square feet and continued or began construction on 4 light industrial properties comprising .7 million square feet. The acquisitions and development activity were financed with proceeds from the 1996 Equity Offering, borrowings under the Company's $150 million collateralized acquisition facility ("1994 Acquisition Facility") and $46.2 million of indebtedness incurred or assumed in connection with property acquisitions.

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

     The Company expects to meet long-term liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company may finance the development or acquisition of additional properties through borrowings under the 1994 Acquisition Facility. At June 30, 1996, borrowings under the 1994 Acquisition Facility bore interest at a weighted average interest rate of 7.5%. As of June 30, 1996, including properties in the process of being added to the collateral base, the Company had approximately $60 million available in additional borrowings under the 1994 Acquisition Facility. While the Company may sell properties if property or market conditions make it desirable, the Company does not expect to sell assets in the foreseeable future to satisfy its liquidity requirements.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
 None.

ITEM 2. CHANGES IN SECURITIES
 None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
 None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 21, 1996, the Company held its Annual Meeting of Stockholders.

     At the meeting, three Class II directors of the Company were elected to serve until the 1999 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The votes cast for each director were:

                    For election of Michael G. Damone:
                       Votes for:                       21,918,020
                       Votes withheld:                      62,654

                    For election of Kevin W. Lynch:
                       Votes for:                       21,918,170
                       Votes withheld:                      62,504

                    For election of Michael W. Brennan:
                       Votes for:                       21,433,290
                       Votes withheld:                     547,384

     In addition, the stockholders approved an amendment to amend the Company's Amended and Restated Articles of Incorporation to increase the maximum number of members of the Company's Board of Directors from nine (9) to twelve (12) with 21,161,285 shares voting in favor, 732,474 shares voting against and 86,915 shares abstaining.

     In addition, the appointment of Coopers & Lybrand L.L.P. as independent auditors of the Company for the fiscal year ending December 31, 1996 was ratified at the meeting with 21,911,859 shares voting in favor, 22,463 shares voting against and 46,352 shares abstaining.


ITEM 5. OTHER INFORMATION
 Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits


    Exhibit No.      Description
    -----------      ------------
        3.1          Amended and Restated Articles of Incorporation
        3.2          Articles of Amendment dated June 20, 1994
        3.3          Articles of Amendment dated May 31, 1996
        3.4          Articles Supplementary relating to the Company's 9.5% Series A Cumulative
                     Preferred Stock
       10.1          First Amendment to Second Amended and Restated Limited Partnership
                     Agreement of First Industrial, L.P. dated November 17, 1995
       10.2          Second Amendment to Second Amended and Restated Limited Partnership
                     Agreement of First Industrial, L.P. dated March 20, 1996
       10.3          Third Amendment to Second Amended and Restated Limited Partnership
                     Agreement of First Industrial, L.P. dated June 28, 1996
       27            Financial Data Schedule


Reports on Form 8-K and Form 8-K/A:

     Report on Form 8-K dated March 20, 1996, as amended by report on Form 8-K/A No. 1 filed May 17, 1996, relating to the acquisition of 47 industrial properties. The reports included Combined Historical Statements of Revenues and Certain Expenses for the acquired properties and Pro Forma Statements of Operations for First Industrial Realty Trust, Inc.

- -------------------------------------------------------------------------------
     The Company has prepared supplemental financial and operating information which is available without charge upon request to the Company. Please direct requests as follows:


                      First Industrial Realty Trust, Inc.
                      150 N. Wacker, Suite 150
                      Chicago, IL  60606
                      Attention: Investor Relations

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FIRST INDUSTRIAL REALTY TRUST, INC.



Date:  August 14, 1996              By:  /s/ Michael J. Havala
                                         -------------------------------
                                         Michael J. Havala
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

                                 EXHIBIT INDEX



Exhibit No.       Description
- -----------       -----------
EX-3.1            Amended and Restated Articles of Incorporation
EX-3.2            Articles of Amendment dated June 20, 1994
EX-3.3            Articles of Amendment dated May 31, 1996
EX-3.4            Articles Supplementary relating to the Company's 9.5% Series A Cumulative
                  Preferred Stock
EX-10.1           First Amendment to Second Amended and Restated Limited Partnership
                  Agreement of First Industrial, L.P. dated November 17, 1995
EX-10.2           Second Amendment to Second Amended and Restated Limited Partnership
                  Agreement of First Industrial, L.P. dated March 20, 1996
EX-10.3           Third Amendment to Second Amended and Restated Limited Partnership
                  Agreement of First Industrial, L.P. dated June 28, 1996
EX-27             Financial Data Schedule