Form 10-Q
period 1996-09-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 1996-11-12
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


     /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
     / /   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934


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

Number of shares of Common Stock, $.01 par value, outstanding as of November 6, 1996: 29,887,881.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                                   FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1996

                                     INDEX



                                                                                                PAGE
                                                                                                ----
PART I:  FINANCIAL INFORMATION
     Item 1.  Financial Statements

      Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995...........      2

      Consolidated Statements of Operations for the Nine Month Periods Ended
      September 30, 1996 and September 30, 1995............................................      3

      Consolidated Statements of Operations for the Three Month Periods Ended
      September 30, 1996 and September 30, 1995............................................      4

      Consolidated Statements of Cash Flows for the Nine Month Periods Ended
      September 30, 1996 and September 30, 1995............................................      5

      Notes to Financial Statements........................................................     6-18

   Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations.......................................................    19-22


PART II:  OTHER INFORMATION

   Item 1.  Legal Proceedings..............................................................     23
   Item 2.  Changes in Securities..........................................................     23
   Item 3.  Defaults Upon Senior Securities................................................     23
   Item 4.  Submission of Matters to a Vote of Security Holders............................     23
   Item 5.  Other Information..............................................................     23
   Item 6.  Exhibits and Reports on Form 8-K...............................................     23


SIGNATURE..................................................................................     24


EXHIBIT INDEX..............................................................................     25

                         PART I.  FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                        September 30,              December 31,
                                                                                            1996                      1995
                                                                                        -------------              ------------
                                                                   ASSETS
Assets:
  Investment in Real Estate:
    Land..............................................................................  $   141,405                $  109,227
    Buildings and Improvements........................................................      806,073                   645,872
    Furniture, Fixtures and Equipment.................................................        1,662                     2,024
    Construction in Progress..........................................................       15,581                       393
    Less: Accumulated Depreciation....................................................      (85,018)                  (68,749)
                                                                                        -------------              ------------
          Net Investment in Real Estate...............................................      879,703                   688,767


  Cash and Cash Equivalents...........................................................        4,552                     8,919
  Restricted Cash.....................................................................        9,567                    11,732
  Tenant Accounts Receivable, Net.....................................................        4,938                     2,561
  Deferred Rent Receivable............................................................        8,416                     7,676
  Interest Rate Protection Agreements, Net............................................        8,415                     8,529
  Deferred Financing Costs, Net.......................................................        8,091                     9,422
  Prepaid Expenses and Other Assets, Net..............................................       15,782                    16,298
                                                                                        -------------              ------------
          Total Assets................................................................  $   939,464                $  753,904
                                                                                        =============              ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage Loans Payable..............................................................  $  392,338                 $  346,850
  Construction Loans Payable..........................................................        ---                       4,873
  Acquisition Facilities Payable......................................................      62,310                     48,235
  Promissory Notes Payable............................................................       9,919                        ---
  Accounts Payable and Accrued Expenses...............................................      21,041                     12,468
  Rents Received in Advance and Security Deposits.....................................       4,894                      4,124
  Dividends/Distributions Payable.....................................................      12,802                     10,422
                                                                                        -------------              ------------
          Total Liabilities...........................................................     503,304                    426,972
                                                                                        -------------              ------------

  Minority Interest...................................................................      35,530                     20,909
  Commitments and Contingencies.......................................................         ---                        ---
  Stockholders' Equity:
    Preferred Stock ($.01 par value, 10,000,000 shares authorized,
    1,650,000 shares issued and outstanding)..........................................          17                         17
  Common Stock ($.01 par value, 100,000,000 shares authorized,
    24,137,881 and 18,950,216 shares issued and outstanding at
    September 30, 1996 and December 31, 1995, respectively)............................        241                        190
  Additional Paid-in-Capital...........................................................    445,402                    338,907
  Distributions in Excess of Accumulated Earnings......................................    (45,030)                   (33,091)
                                                                                        -------------              ------------
          Total Stockholders' Equity...................................................    400,630                    306,023
                                                                                        -------------              ------------
          Total Liabilities and Stockholders' Equity................................... $  939,464                 $  753,904
                                                                                        =============              ============


    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                         Nine Months             Nine Months
                                                                            Ended                    Ended
                                                                      ------------------      ------------------
                                                                        September 30,           September 30,
                                                                             1996                   1995
                                                                      ------------------      ------------------
Revenues:
  Rental Income.......................................................   $  78,054               $  61,680
  Tenant Recoveries and Other Income..................................      23,545                  16,860
                                                                         ---------               ---------
    Total Revenues....................................................     101,599                  78,540
                                                                         ---------               ---------

Expenses:
  Real Estate Taxes...................................................      17,061                  12,563
  Repairs and Maintenance.............................................       4,231                   2,953
  Property Management.................................................       3,657                   2,563
  Utilities...........................................................       2,758                   1,567
  Insurance...........................................................         824                     676
  Other...............................................................         736                     573
  General and Administrative..........................................       2,899                   2,254
  Interest............................................................      21,600                  21,109
  Amortization of Interest Rate Protection Agreements and
    Deferred Financing Costs..........................................       2,412                   3,684
  Depreciation and Other Amortization.................................      20,458                  16,320
  Disposition of Interest Rate Protection Agreement...................        ----                   6,410
                                                                         ---------               ---------
      Total Expenses..................................................      76,636                  70,672
                                                                         ---------               ---------
  Income Before Gain on Sales of Properties, Minority Interest
    and Extraordinary Loss............................................      24,963                   7,868
  Gain on Sales of Properties.........................................       4,320                     ---
                                                                         ---------               ---------
  Income Before Minority Interest and Extraordinary Loss.............      29,283                   7,868
  Income Allocated to Minority Interest..............................      (2,164)                   (593)
                                                                         ---------               ---------
  Income Before Extraordinary Loss...................................      27,119                   7,275
  Extraordinary Loss.................................................        (821)                     ---
                                                                         ---------               ---------
  Net Income.........................................................      26,298                   7,275
  Less:  Preferred Stock Dividends...................................      (2,939)                    ---
                                                                         ---------               --------
  Net Income Available to Common  Stockholders.......................    $ 23,359                $  7,275
                                                                         ========                ========

  Net Income Available to Common Stockholders Before
    Extraordinary Loss Per Weighted Average Common
    Share Outstanding (23,529,280 and 18,881,399 as of
    September 30, 1996 and 1995, respectively)......................     $   1.03                $    .39
                                                                         ========                ========

  Extraordinary Loss Per Weighted Average Common Share
    Outstanding (23,529,280 and 18,881,399 as of September 30,
    1996 and 1995, respectively)....................................     $  (.04)                $    ---
                                                                         ========                ========

  Net Income Available to Common Stockholders Per Weighted
    Average Common Share Outstanding (23,529,280 and
    18,881,399 as of September 30, 1996 and 1995, respectively).....     $    .99                $    .39
                                                                         ========                ========


    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)





                                                            Three Months             Three Months
                                                              Ended                     Ended
                                                           --------------         ------------------
                                                           September 30,            September 30,
                                                               1996                     1995
                                                           --------------         ------------------

Revenues:
  Rental Income............................................ $ 28,173              $      21,403
  Tenant Recoveries and Other Income.......................    8,002                      5,660
                                                           --------------         ------------------
    Total Revenues.........................................   36,175                     27,063
                                                           --------------         ------------------

Expenses:
  Real Estate Taxes........................................    6,156                      4,385
  Repairs and Maintenance..................................    1,372                        997
  Property Management......................................    1,330                        927
  Utilities................................................      940                        484
  Insurance................................................      286                        230
  Other....................................................      187                        228
  General and Administrative...............................      998                        789
  Interest.................................................    7,603                      7,344
  Amortization of Interest Rate Protection Agreements
    and Deferred Financing Costs..........................       838                        705
  Depreciation and Other Amortization.....................     7,046                      5,564
  Disposition of Interest Rate Protection Agreement.......      ----                      6,410
                                                           --------------         ------------------
      Total Expenses......................................    26,756                     28,063
                                                           --------------         ------------------

  Income (Loss) Before Minority Interest..................     9,419                     (1,000)
  Income (Loss) Allocated to Minority Interest............      (759)                        75
                                                           --------------         ------------------
  Net Income (Loss).......................................     8,660                       (925)
  Less:  Preferred Stock Dividends........................      (980)                       ---
                                                           --------------         ------------------
  Net Income (Loss) Available to Common Stockholders......  $  7,680              $        (925)
                                                           ==============         ===================

  Net Income (Loss) Available to Common Stockholders
    Per Weighted Average Common Share Outstanding
    (24,137,881 and 18,881,399 as of September 30, 1996
    and 1995, respectively)..............................   $    .32              $        (.05)
                                                           ==============         ===================


    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                 Nine Months               Nine Months
                                                                     Ended                   Ended
                                                                ----------------        ----------------
                                                                 September 30,            September 30,
                                                                     1996                     1995
                                                                 ----------------       ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income..................................................... $   26,298            $        7,275
  Income Allocated to Minority Interest..........................      2,164                       593
                                                                   ---------            --------------
  Income Before Minority Interest................................     28,462                     7,868

  Adjustments to Reconcile Net Income to Net Cash Provided
  by Operating Activities:
    Depreciation.................................................     17,888                    14,355
    Amortization of Interest Rate Protection Agreements and
      Deferred Financing Costs...................................      2,412                     3,684
    Other Amortization...........................................      2,570                     1,965
    Gain on Sales of Properties..................................     (4,320)                      ---
    Extraordinary Loss...........................................        821                       ---
    Provision for Bad Debts......................................        200                        93
    Loss from Disposition of Interest Rate Protection Agreement          ---                     6,410
    (Increase) in Tenant Accounts Receivable and Prepaid
      Expenses and Other  Assets................................      (4,536)                   (1,173)
    (Increase) in Deferred Rent Receivable......................        (740)                   (1,341)
    Increase (Decrease) in Accounts Payable and Accrued
      Expenses and Rents Received in Advance and
      Security Deposits.........................................       4,536                    (2,033)
    Organization Costs..........................................         (30)                     (117)
      (Increase) Decrease in Restricted Cash....................         926                    (1,268)
                                                                  ----------            --------------
        Net Cash Provided by Operating Activities...............      48,189                    28,443
                                                                  ----------            --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and Additions to Investment in Real Estate..........    (177,269)                  (71,987)
  Proceeds from Sales of Investment in Real Estate..............      12,119                       ---
  Decrease in Restricted Cash...................................       1,239                     3,108
                                                                  ----------            --------------
        Net Cash Used in Investing Activities...................    (163,911)                  (68,879)
                                                                  ----------            --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Sale of Common Stock............................     113,850                       ---
  Common Stock Underwriting Discounts/Offering Costs............      (6,957)                      ---
  Preferred Stock Offering Costs................................        (408)                      ---
  Proceeds from Acquisition Facilities Payable..................      75,197                    60,800
  Repayments on Acquisition Facilities Payable..................     (61,121)                      ---
  Proceeds from Disposition of Interest Rate Protection
    Agreement...................................................         ---                    12,852
  Purchase of Interest Rate Protection Agreements...............         ---                   (12,852)
  Proceeds from Mortgage Loans Payable..........................      36,750                     9,040
  Repayments on Mortgage Loans Payable..........................        (679)                      ---
  Repayments on Construction Loans Payable......................      (4,873)                      ---
  Dividends/Distributions.......................................     (35,190)                  (28,944)
  Preferred Stock Dividends.....................................      (3,408)                      ---
  Debt Issuance Costs...........................................      (1,806)                   (2,149)
                                                                  ----------             -------------
        Net Cash Provided by Financing Activities...............     111,355                    38,747
                                                                  ----------             -------------
Net (Decrease) in Cash and Cash Equivalents.....................      (4,367)                   (1,689)
Cash and Cash Equivalents, Beginning of Period..................       8,919                     9,117
                                                                  ----------             -------------
Cash and Cash Equivalents, End of Period........................  $    4,552             $       7,428
                                                                  ==========             =============


    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


1.     ORGANIZATION AND FORMATION OF COMPANY

     First Industrial Realty Trust, Inc. (the "Company") was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company is continuing and expanding the Midwestern industrial property business of The Shidler Group and the properties and businesses contributed by three other contributing businesses (the "Contributing Businesses"). The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner. As of September 30, 1996, the Company owned 328 in-service properties located in 14 states, containing an aggregate of approximately 29.9 million square feet of gross leasable area. Of the 328 properties owned by the Company, 195 are held by First Industrial Financing Partnership, L.P. (the "Financing Partnership"), 90 are held by the Operating Partnership or the Operating Partnership's Pennsylvania subsidiaries, 19 are held by First Industrial Securities, L.P. (the "Securities Partnership"), 23 are held by First Industrial Mortgage Partnership, L.P. (the "Mortgage Partnership") and 1 is held by First Industrial Indianapolis, L.P. (the "Indianapolis Partnership").

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

2.     BASIS OF PRESENTATION

     First Industrial Realty Trust, Inc. is the sole general partner of the Operating Partnership, with an approximate 91.8% ownership interest at September 30, 1996. First Industrial Realty Trust, Inc. is the sole stockholder of First Industrial Finance Corporation, First Industrial Securities Corporation, First Industrial Mortgage Corporation and First Industrial Indianapolis Corporation, which are the sole general partners of the Financing Partnership, the Securities Partnership, the Mortgage Partnership and the Indianapolis Partnership, respectively. The Operating Partnership is the sole limited partner of the Financing Partnership, the Securities Partnership, the Mortgage Partnership and the Indianapolis Partnership. All significant intercompany transactions have been eliminated in consolidation. Purchase accounting has been applied when ownership interests in properties were acquired for cash. The historical cost basis of properties has been carried over when the Contributing Businesses' ownership interests were exchanged for Operating Partnership units and purchase accounting has been used for all other properties that were acquired for Operating Partnership units.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


     In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995, and for the three months ended September 30, 1996 and 1995, have been included.

     Minority interest in the Company at September 30, 1996 represents the approximately 8.2% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 1996 and December 31, 1995, and the reported amounts of revenues and expenses for the nine months ended September 30, 1996 and 1995, and for the three months ended September 30, 1996 and 1995. Actual results could differ from those estimates.

     Revenue Recognition:

     Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for taxes, insurance and other property operating expenses and is recognized as revenues in the same period the related expenses are incurred by the Company.

     The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $700 and $500 as of September 30, 1996 and December 31, 1995, respectively.

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


                                                       Years
                                                       -----
             Buildings and Improvements.............   31.5 to 40
             Land Improvements......................   15
             Furniture, Fixtures and Equipment......   5 to 10


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

     Deferred Financing Costs:

     Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $5,892 and $3,593, at September 30, 1996 and December 31, 1995, respectively. Unamortized deferred financing fees are written-off when debt is retired before the maturity date (see Note 11).

     Earnings Per Common Share:

     Net income per share amounts are based on the weighted average of common and common stock equivalent (stock options) shares outstanding. As of September 30, 1996 and 1995, the number of shares of common stock outstanding was 24,137,881 and 18,950,216, respectively.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


4. MORTGAGE LOANS, ACQUISITION FACILITIES, CONSTRUCTION LOANS AND PROMISSORY NOTES PAYABLE

     Mortgage Loans:

     Concurrent with the Initial Offering, the Company (through the Financing Partnership) borrowed $300,000 under a mortgage loan (the "1994 Mortgage Loan"). The 1994 Mortgage Loan is cross-collateralized by, among other things, first mortgage liens on the 195 properties owned by the Financing Partnership. The 1994 Mortgage Loan will mature on June 30, 1999, unless extended by the Company, subject to certain conditions, for an additional two-year period, thereby maturing on June 30, 2001. The Operating Partnership has guaranteed certain obligations of the Financing Partnership under the 1994 Mortgage Loan. The 1994 Mortgage Loan provides for interest only payments which have been effectively fixed at a rate of 6.97% through June 30, 2001 by certain interest rate protection agreements. Interest payable related to the 1994 Mortgage Loan was $1,705 and $1,905 at September 30, 1996 and December 31, 1995, respectively. Payments to (from) the Company under the interest rate protection agreements for the nine months ended September 30, 1996 and 1995 totaled ($224) and $691, respectively, and for the three months ended September 30, 1996 and 1995 totaled ($81) and $285, respectively, which have been included as a component of interest expense.

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

     Effective July 1, 1995, the Company replaced such interest rate protection agreement with new interest rate protection agreements and entered into interest rate swap agreements, which together effectively fix the annual interest rate on the 1994 Mortgage Loan at 6.97% for six years through June 30, 2001. As a result of the replacement of the interest rate protection agreement, the Company incurred a one-time loss of $6.4 million, of which $6.3 million represents the difference between the unamortized cost of the replaced interest rate protection agreement and the cost of the new agreements. In the event that the Company does not exercise the two-year option to extend the 1994 Mortgage Loan, the risk associated with the interest rate protection agreements is that the Company would be obligated to perform its obligations under the terms or would either pay or receive cash to terminate the agreement. In either event, the impact of such transaction would be reflected in the Company's financial statements. The costs of the new interest rate protection agreements have been capitalized and are being amortized over the respective terms of the agreements. Under the terms of the new interest rate protection agreements, certain collateral may be required to be set aside for amounts that could become due under the agreements. At September 30, 1996 and December 31, 1995, cash collateral of $0 and $2,557, respectively, was included in restricted cash. Accumulated amortization on the interest rate protection agreements was $184 and $60 as of September 30, 1996 and December 31, 1995, respectively.

     At September 30, 1996, the fair market value of the interest rate protection agreements was approximately $11,665, which exceeded the $8,415 net book value by approximately $3,250. The fair market value was determined by a third party evaluation and is based on estimated discounted future cash flows.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


     Under the terms of the 1994 Mortgage Loan, certain cash reserves are required to be and have been set aside for payment of tenant improvements, capital expenditures, interest, real estate taxes, insurance and potential environmental costs. The amount of cash reserves for payment of potential environmental costs was determined by the lender and was established at the closing of the 1994 Mortgage Loan. The amounts included in the cash reserves relating to payments of tenant improvements, capital expenditures, interest, real estate taxes and insurance were determined by the lender and approximate the next periodic payment of such items. At September 30, 1996 and December 31, 1995, these reserves totaled $8,180 and $8,552, respectively, and are included in Restricted Cash. Such cash reserves were invested in a money market fund at September 30, 1996. The maturity of these investments is one day. Accordingly, cost approximates fair market value.

     On December 29, 1995 the Mortgage Partnership borrowed $40,200 under a mortgage loan (the "1995 Mortgage Loan") from an institutional lender. In the first quarter of 1996, the Company made a one time paydown of $200 on the 1995 Mortgage Loan decreasing the outstanding balance to $40,000. The 1995 Mortgage Loan matures on January 11, 2026 and provides for interest only payments through January 11, 1998, after which monthly principal and interest payments are required based on a 28-year amortization schedule. The interest rate under the 1995 Mortgage Loan is fixed at 7.22% per annum through January 11, 2003. After January 11, 2003, the interest rate adjusts through a predetermined formula based on the applicable Treasury rate. Interest payable related to the 1995 Mortgage Loan was $168 and $24 at September 30, 1996 and December 31, 1995, respectively. The 1995 Mortgage Loan is collateralized by 23 properties held by the Mortgage Partnership.

     Under the terms of the 1995 Mortgage Loan, certain cash reserves are required to be and have been set aside for payments of security deposits, capital expenditures, interest, real estate taxes and insurance. The amount of cash reserves segregated for security deposits is adjusted as tenants turn over. The amounts included in the cash reserves relating to payments of capital expenditures, interest, real estate taxes and insurance were determined by the lender and approximate the next periodic payment of such items. At September 30, 1996 and December 31, 1995, these reserves totaled $1,387 and $388, respectively, and are included in Restricted Cash. Such cash reserves were invested in a money market fund at September 30, 1996. The maturity of these investments is one day. Accordingly, cost approximates fair market value.

     On December 14, 1995, the Company, through First Industrial Harrisburg, L.P., entered into a $6,650 mortgage loan (the "Harrisburg Mortgage Loan") that is collateralized by three properties in Harrisburg, Pennsylvania. The Harrisburg Mortgage Loan bears interest at a rate based on LIBOR plus 1.5% or prime plus 2.25%, at the Company's option, and provided for interest only payments through May 31, 1996, with monthly principal and interest payments required subsequently based on a 26.5-year amortization schedule. At September 30, 1996, the interest rate was 7.0%. The Harrisburg Mortgage Loan will mature on December 15, 2000. Interest payable related to the Harrisburg Mortgage Loan was $36 and $0 at September 30, 1996 and December 31, 1995, respectively.

     On March 20, 1996, the Company, through the Operating Partnership and the Indianapolis Partnership, entered into a $36,750 mortgage loan (the "CIGNA Loan") that is collateralized by seven properties in Indianapolis, Indiana and three properties in Cincinnati, Ohio. The CIGNA Loan bears interest at a fixed interest rate of 7.5% and provides for monthly principal and interest payments based on a 25-year amortization schedule. The CIGNA Loan will mature on April 1, 2003. Interest payable related to the CIGNA Loan was $0 at September 30, 1996.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


     On March 20, 1996, the Company, through the Operating Partnership assumed a $6,424 mortgage loan and a $2,993 mortgage loan (together, the "Assumed Loans") that are collateralized by 13 properties in Indianapolis, Indiana and one property in Indianapolis, Indiana, respectively. The Assumed Loans bear interest at a fixed rate of 9.25% and provide for monthly principal and interest payments based on a 16.75-year amortization schedule. The Assumed Loans will mature on January 1, 2013. Interest payable related to the Assumed Loans was $0 at September 30, 1996.

     Acquisition Facilities:

     In connection with the Initial Offering, the Operating Partnership entered into a three-year, $100,000 collateralized revolving credit facility (the "1994 Acquisition Facility"). During the quarter ended June 30, 1995, the capacity of the 1994 Acquisition Facility was increased to $150,000. The Operating Partnership may borrow under the facility to finance the acquisition of additional properties and for other corporate purposes, including to obtain additional working capital. The Company has guaranteed repayment of the 1994 Acquisition Facility. The 1994 Acquisition Facility will mature on June 29, 1997. As of September 30, 1996, borrowings under the 1994 Acquisition Facility totaled $62,310. Borrowings under the 1994 Acquisition Facility bore interest at a floating rate equal to LIBOR plus 2.0% or a "Corporate Base Rate" plus
 .5%, at the Company's election. Effective July 12, 1996, the lenders reduced the interest rate to LIBOR plus 1.75%. Under the 1994 Acquisition Facility, LIBOR contracts are entered into by the Company as draws are made. At September 30, 1996, the weighted average interest rate was approximately 7.5%. Interest payable related to the 1994 Acquisition Facility was $227 and $488 at September 30, 1996 and December 31, 1995, respectively. The borrowings under the 1994 Acquisition Facility are cross-collateralized by 26 properties held by the Operating Partnership. The 1994 Acquisition Facility contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio, and total funded indebtedness.

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

     In May 1996, the Operating Partnership entered into a $10,000 collateralized revolving credit facility (the "1996 Credit Line") with a commercial bank. The 1996 Credit Line is collateralized by three properties held by the Operating Partnership. The Company has guaranteed repayment of the 1996 Credit Line. Borrowings under the 1996 Credit Line bear interest at a floating rate from LIBOR plus 2.45% to LIBOR plus 2.75%, depending on the term of the interest rate option. The 1996 Credit Line will mature on December 14, 1998. As of September 30, 1996, borrowings under the 1996 Credit Line totaled $0.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


     In September 1996, the Operating Partnership entered into a $40,000 revolving credit facility ("1996 Acquisition Facility"). The Operating Partnership may borrow under the facility to finance the acquisition of additional properties and for other corporate purposes, including to obtain additional working capital. The Company has guaranteed the repayment of the 1996 Acquisition Facility. The 1996 Acquisition Facility will mature on March
31, 1997.   As of September 30, 1996, borrowings under the 1996 Acquisition
Facility totaled $0. Borrowings under the 1996 Acquisition Facility bear interest at a floating rate equal to LIBOR plus 2.0% or a "Corporate Base Rate" plus .5%, at the Company's election. Interest payable related to the 1996 Acquisition Facility was $0 at September 30, 1996. The borrowings under the 1996 Acquisition Facility are cross-collateralized by 17 properties held by the Operating Partnership. The 1996 Acquisition Facility contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness.

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

Promissory Notes Payable:

     On September 30, 1996, the Company, through the Operating Partnership, entered into a $6,489 promissory note and a $3,430 promissory note (collectively referred to as "Promissory Notes") as partial consideration for the purchase of two properties in Columbus, Ohio (See Note 6). The $6,489 promissory note is collateralized by a letter of credit pledged by the Company in the amount of $2,715. The $3,430 promissory note is collaterialized by a letter of credit pledged by the Company in the amount of $967. Both promissory notes bear interest at 8% and mature on January 6, 1997. Interest payable related to both promissory notes was $0 at September 30, 1996.

     The following is a schedule of maturities of the mortgage loans, acquisition facilities, and promissory notes for the next five years ending December 31, and thereafter:


                                             Amount
                                           ---------

                         1996              $     191
                         1997                 73,289
                         1998                  1,563
                         1999                301,710
                         2000                  7,328
                         Thereafter           80,486
                                           ---------
                         Total             $ 464,567
                                           =========

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

6.    ACQUISITION OF REAL ESTATE

     During the three months ended September 30, 1996, through the Operating Partnership or a subsidiary thereof, the Company acquired 8 existing buildings and one land parcel. The aggregate purchase price for these properties totaled approximately $39,448, excluding costs incurred subsequent to the acquisition of the properties. These acquisitions are as follows:

   * On July 9, 1996, the Operating Partnership purchased a 125,950 square foot bulk warehouse property located in Bloomington, Minnesota for approximately $3,512.

   * On July 10, 1996, the Operating Partnership purchased for approximately $2,700 approximately 10.7 acres of land in suburban Detroit, Michigan where it is constructing a 140,365 square foot bulk warehouse facility.

   * On July 24, 1996, the Operating Partnership purchased a 70,560 square foot light industrial property located in Indianapolis, Indiana for approximately $1,410.

   * On August 16, 1996, the Operating Partnership purchased a 42,300 square foot light industrial property located in Plymouth Township, Michigan for approximately $1,700.

   * On September 12, 1996, the Operating Partnership purchased a 84,000 square foot light industrial property located in Dayton, Ohio for approximately $1,115 in cash and 29,056 Operating Partnership units valued at $689 in the aggregate ($23.72 per unit).

   * On September 30, 1996, the Operating Partnership purchased a 97,770 square foot light industrial property located in Plymouth, Minnesota for approximately $2,970.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


   * On September 30, 1996, the Operating Partnership purchased a 83,189 square foot light industrial property located in Eden Prairie, Minnesota for approximately $3,500.

   * On September 30, 1996, the Operating Partnership purchased two bulk warehouse properties totaling 1,110,300 square feet located in Columbus, Ohio for approximately $11,309 in cash, $9,919 in Promissory Notes, and 24,789 Operating Partnership units valued at $624 in the aggregate ($25.18 per unit).


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

     The Stock Incentive Plan authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards,
(iv) performance share awards and (v) dividend equivalent rights. The exercise price of stock options will be determined by the Compensation Committee, but may not be less than 100% of the fair market value of the shares on the date of grant. Special provisions apply to awards granted under the Stock Incentive Plan in the event of a change in control in the Company. The Company has reserved 1,200,000 shares for issuance under the Stock Incentive Plan. At September 30, 1996, options covering 1,103,500 shares had been granted, remained outstanding and had not been exercised. During the nine months ended September 30, 1996, options covering 263,500 shares were granted, options covering 12,000 shares were terminated and options covering 6,000 shares were exercised. Options covering 90,500 shares are available for future grants.
The following table details the outstanding options as of September 30, 1996:

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)



                              Options Granted,                    Exercise
                               Unexpired and       Options          Price
          Date of Grant        Not Exercised     Exercisable      Per Share
          -------------       ----------------   -----------      ---------
          June 23, 1994           528,000        528,000  (1)     $23.50
          July 30, 1994            37,500         37,500  (2)      23.50
          May 26, 1995             37,500         37,500  (3)      18.25
          July 17, 1995           237,000        237,000  (4)      20.25
          May 22, 1996             37,500            ---  (5)      23.50
          July 11, 1996           218,500            ---  (6)      22.75
          September 23, 1996        7,500            ---  (7)      25.63
                                ---------        =======
                Total           1,103,500        840,000
                                =========        =======

         (1) Options became exercisable in three equal installments on December 31, 1994, June 23, 1995 and June 23, 1996.
         (2) Options became exercisable on July 30, 1995.
         (3) Options became exercisable on May 26, 1996.
         (4) Options became exercisable in two equal installments on January 17, 1996 and July 17, 1996.
         (5) Options will become exercisable on May 22, 1997.
         (6) Options will become exercisable in two equal installments on January 11, 1997 and July 11, 1997.
         (7) Options will become exercisable in two equal installments on March 23, 1997 and September 23, 1997.

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

     The Company has elected to continue to account for stock-based compensation using the intrinsic value method. As such, SFAS 123 did not have an impact on the Company's year to date or third quarter results of operations or financial position. The pro-forma information required by SFAS 123 will be included in the footnotes to the Company's 1996 year end consolidated financial statements.

     In September 1994, the Board of Directors approved and the Company adopted a 401(k)/Profit Sharing Plan. Under the Company's 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. The Company may make, but is not required to make matching contributions. For the nine months ended September 30, 1996 and 1995, the Company did not make any matching contributions. In March 1996, the Board of Directors approved and the Company adopted a Deferred Income Plan (the "Plan"). Under the Plan, 138,500 unit awards were granted, providing the recipients with deferred income benefits which vest in three equal annual installments.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


10.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information:



                                                        Nine Months Ended
                                                 ------------------------------
                                                   September 30,   September 30,
                                                       1996            1995
                                                    -----------     -----------
Interest paid, net of capitalized interest......... $  21,812       $   20,540
                                                    ===========     ===========

Interest capitalized............................... $     251       $      294
                                                    ===========     ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Distribution payable on common stock/units......... $  12,802       $    9,648

IN CONJUNCTION WITH THE PROPERTY ACQUISITIONS, THE
FOLLOWING LIABILITIES WERE ASSUMED AND OPERATING
PARTNERSHIP UNITS EXCHANGED:
Mortgage loans.....................................     9,417              ---
Promissory Notes...................................     9,919              ---
Operating Partnership units........................    15,398              ---
                                                    -----------     -----------
                                                    $  34,734       $      ---
                                                    ===========     ===========


11.   EXTRAORDINARY ITEM

     A portion of the net proceeds from the 1996 Equity Offering was used to pay off in full and retire the 1995 Acquisition Facility and the Construction Loans. The resulting write-off of unamortized deferred financing costs and prepayment fee incurred to retire the 1995 Acquisition Facility and Construction Loans are shown as an extraordinary loss in the consolidated statement of operations for the nine months ended September 30, 1996.

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

     The Company has committed to the construction of two light industrial and four bulk warehouse properties totaling approximately 1,045,769 square feet. The estimated total construction costs are approximately $31.6 million. The Company is not acting as the general contractor for these construction projects.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


13.  SUBSEQUENT EVENTS

     On October 4, 1996, the Operating Partnership purchased a 187,777 square foot light industrial property located in Eden Prairie, Minnesota for approximately $7,450.

     On October 8, 1996, the Operating Partnership purchased a 102,500 square foot light industrial property located in Cleveland, Ohio for approximately $3,650.

     On October 28, 1996, the Operating Partnership purchased three bulk warehouse properties located in Portland, Tennessee for approximately $12,819.

     On October 28, 1996, the Operating Partnership purchased a light industrial property located in Wauwatosa, Wisconsin for approximately $1,999.

     On October 30, 1996, the Operating Partnership purchased five light industrial properties located in Indianapolis, Indiana for approximately $7,930.

     On October 25, 1996, the Company issued 5,750,000 shares of common stock at $25.50 per share, resulting in $146.6 million in gross proceeds. Of the gross proceeds, $84.2 million was used to pay down to zero the 1994 and 1996 Acquisition Facilities.

     In accordance with Accounting Principles Board Opinion No. 15 "Earnings
Per Share" when a portion of the proceeds of a common stock offering have been used to retire debt, supplemental earnings per share data is required to be furnished to show what earnings per share would have been for the latest interim period if the retirement of debt had taken place at the beginning of the fiscal year. Earnings per share would have been $1.02 per share for the nine months ended September 30, 1996 if the $84.2 million of outstanding borrowings were retired on January 1, 1996.

14.  PRO FORMA FINANCIAL INFORMATION

     Due to the acquisition of 82 properties between January 1, 1995 and September 30, 1996 and the 1996 Equity Offering, the historical results of operations are not indicative of future results of operations. The following Pro Forma Condensed Statements of Operations for the nine months ended September 30, 1996 and 1995 are presented as if such property acquisitions and the 1996 Equity Offering had occurred at January 1, 1995, and therefore include pro forma information. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1995, or to project results for any future period.

                  PRO FORMA CONDENSED STATEMENTS OF OPERATIONS


                                                                   Nine Months Ended
                                                            --------------------------------
                                                            Sept 30, 1996      Sept 30, 1995
                                                            -------------      -------------
Total Revenues...........................................   $  109,046          $  99,386
Property Expenses.........................................     (31,245)           (27,359)
General and Administrative Expense........................      (2,899)            (2,254)
Interest Expense..........................................     (24,422)           (25,453)
Depreciation and Amortization.............................     (23,807)           (23,154)
Disposition of interest rate protection agreement.........         ---             (6,410)
                                                            -------------      -------------
Income Before Gain on Sales of Properties,
 Minority Interest and Extraordinary Loss..................     26,673             14,756
Gain on Sales of Properties...............................       4,320                ---
                                                            -------------      -------------
Income Before Minority Interest and Extraordinary Loss....      30,993             14,756
Income Allocated to Minority Interest.....................      (2,294)            (1,121)
                                                            -------------      -------------
Income Before Extraordinary Loss..........................      28,699             13,635
Extraordinary Loss........................................        (821)               ---
                                                            -------------      -------------
Net Income................................................      27,878             13,635
Preferred Stock Dividends.................................      (2,939)               ---
                                                            -------------      -------------
Net Income Available to Common Stockholders............... $    24,939          $  13,635
                                                           ==============      =============
Net Income Per Share...................................... $      1.03          $    0.56
                                                           ==============      =============

                      FIRST INDUSTRIAL REALTY TRUST, INC.
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     The following discussion and analysis of First Industrial Realty Trust, Inc.'s (the "Company") financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.


RESULTS OF OPERATIONS

     At September 30, 1996, the Company owned 328 in-service properties with approximately 29.9 million square feet of gross leasable area ("GLA"), compared to 266 in-service properties with approximately 21.8 million square feet of GLA at September 30, 1995. The addition of 67 properties acquired or developed between October 1, 1995 and September 30, 1996 included the acquisitions of 65 properties comprising approximately 8.1 million square feet and the completed construction of 2 build-to-suit properties containing a total of approximately
 .3 million square feet. The sale of five properties comprised of approximately .3 million square feet were also completed between October 1, 1995 and
September 30, 1996.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     Revenues increased by $23.1 million or 29.4%, due primarily to the properties acquired or developed after September 30, 1995. Revenues from properties owned prior to January 1, 1995, increased by approximately $2.7 million or 3.8% due to general rent increases and additional tenant recovery income charges for additional property expenses incurred for the nine months ended September 30, 1996.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $8.4 million or 40.1% due primarily to the properties acquired or developed after September 30, 1995. Expenses from properties owned prior to January 1, 1995, increased by approximately $2.1 million or 11.0% due to additional snow removal expenses incurred in the Minneapolis and Harrisburg metropolitan areas, additional repair and maintenance expenses incurred in the Chicago metropolitan area and general real estate tax increases.

     General and administrative expense increased by $.6 million due primarily to the additional expenses associated with managing the Company's growing operations (including additional professional fees relating to additional properties owned and personnel to manage and expand the Company's business).

     Interest expense increased by $.5 million for the nine month period ended September 30, 1996 compared to the nine month period ended September 30, 1995. The average outstanding debt balance was $19.3 million higher during the nine months ended September 30, 1996, however, the impact on interest expense was partially offset by lower interest rates on the 1994 Mortgage Loan as a result of certain interest rate protection agreements entered into July 1995 (the "Rate Agreements").

     Amortization of interest rate protection agreements and deferred financing costs decreased by $1.3 million due primarily to lower amortization of the Rate Agreements compared to the amortization of the replaced interest rate protection agreement.

     Depreciation and other amortization increased by $4.1 million due primarily to the additional depreciation and amortization related to the properties acquired after September 30, 1995.

     The $6.4 million loss from disposition of interest rate protection agreement in 1995 resulted from the replacement of the Company's interest rate protection agreement entered into in connection with the $300 million mortgage loan ("1994 Mortgage Loan") with the Rate Agreements. The loss represents the difference between the unamortized cost of the replaced interest rate protection agreement and the cost of the Rate Agreements.

     The $4.3 million gain on sales of properties in 1996 resulted from the sale of three properties located in Huntsville, Alabama; one property located in Detroit, Michigan and one property located in Grand Rapids, Michigan. Gross proceeds for all sales totaled $12.1 million.

     The $.8 million extraordinary item in 1996 represents the write-off of unamortized deferred financing costs and a prepayment fee for loans that were paid off in full and retired in 1996.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     Revenues increased by $9.1 million or 33.7%, due primarily to the properties acquired or developed after September 30, 1995. Revenues from properties owned prior to July 1, 1995, increased by approximately $1.6 million or 6.2% due to general rent increases and additional tenant recovery income charges for additional property expenses incurred for the three months ended September 30, 1996.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $3.0 million or 41.7% due primarily to the properties acquired or developed after September 30, 1995. Expenses from properties owned prior to July 1, 1995, increased by approximately $.8 million or 11.5% due to general real estate tax increases.

     General and administrative expense increased by $.2 million due primarily to the additional expenses associated with managing the Company's growing operations (including additional professional fees relating to additional properties owned and personnel to manage and expand the Company's business).

     Interest expense increased by $.3 million for the three month period ended September 30, 1996 compared to the three month period ended September 30, 1995. The average outstanding debt balance was $23.5 million higher during the three months ended September 30, 1996, however, the impact on interest expense was partially offset by lower interest rates on the 1994 Mortgage Loan as a result of the Rate Agreements.

     Amortization of interest rate protection agreements and deferred financing costs increased $.1 million due to additional deferred financing costs amortization resulting from an increase in deferred financing costs.

     Depreciation and other amortization increased by $1.5 million due primarily to the additional depreciation and amortization related to the properties acquired after September 30, 1995.

     The $6.4 million loss from disposition of interest rate protection agreement in 1995 resulted from the replacement of the Company's interest rate protection agreement entered into in connection with the 1994 Mortgage Loan with the Rate Agreements. The loss represents the difference between the unamortized cost of the replaced interest rate protection agreement and the cost of the Rate Agreements.

     LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company's unrestricted cash and cash equivalents was $4.6 million and restricted cash was $9.6 million. Restricted cash includes reserves required to be set aside under certain of the Company's loans for payments of security deposit refunds, tenant improvements, capital expenditures, interest, real estate taxes, insurance and potential
environmental costs.   A portion of the cash reserve relating to payments for
potential environmental costs was established at the closing of the $300 million mortgage loan (the "1994 Mortgage Loan") and is distributed to the Company as such expenditures are made, and is not required to be replenished to its original level. The portion of the cash reserve on the 1994 Mortgage Loan relating to payments for tenant improvements, capital expenditures, interest, real estate taxes and insurance is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserve relating to security deposit refunds on the $40 million mortgage loan ("1995 Mortgage Loan") is adjusted as tenants turn over. The portion of the cash reserve relating to payments for capital expenditures, interest, real estate taxes and insurance on the 1995 Mortgage Loan is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures.

     Net cash provided by operating activities was $48.2 million for the nine months ended September 30, 1996 compared to $28.4 million for the nine months ended September 30, 1995. This increase is due primarily to the operations of properties acquired or developed between October 1, 1995 and September 30, 1996.

     Net cash used in investing activities increased to $163.9 million from $68.9 million due to an increase in the acquisition of properties. Net cash provided by financing activities increased to $111.4 million from $38.7 million primarily due to the Company's issuance of 5,175,000 shares of $.01 par value common stock in February 1996 (the "1996 Equity Offering"), the consummation of a $36.7 million mortgage loan offset by a net decrease in acquisition line borrowings and an increase in common and preferred stock dividends.

     Funds from operations for the nine months ended September 30, 1996 were $42.4 million, as compared to $30.5 million for the nine months ended September 30, 1995, as a result of the factors discussed in the analysis of operating results above. Management considers funds from operations to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITs and it is presented to assist investors in analyzing the performance of the Company. Funds from operations is equal to net income, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, excluding amortization of deferred financing costs and interest rate protection agreements, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends and distributions. Funds from operations should not be considered as a substitute for net income as a measure of results of operations or for cash flow from operating activities calculated in accordance with generally accepted accounting principles as a measure of liquidity.

     On January 22, 1996, the Company and Operating Partnership paid a fourth quarter 1995 distribution of 48.75 cents per common share/unit, totaling approximately $10.0 million. On April 22, 1996, the Company and Operating Partnership paid a first quarter 1996 distribution of 48.75 cents per share/unit, totaling approximately $12.5 million. On July 22, 1996, the Company and Operating Partnership paid a second quarter 1996 distribution of
48.75 cents per common share/unit, totaling approximately $12.8 million. On October 21, 1996, the Company and Operating Partnership paid a third quarter 1996 distribution of 48.75 cents per common share/unit, totaling approximately $12.8 million. On January 2, 1996, the Company paid a preferred stock dividend of 28.37 cents per share, totaling approximately $.5 million. On each of March 29, 1996, June 28, 1996, and September 30, 1996, the Company paid a preferred stock dividend of 59.375 cents per share, totaling approximately $1.0 million.

     Between January 1, 1996 and September 30, 1996, the Company purchased 62 industrial properties comprising approximately 7.6 million square feet, one
11.3 acre parcel of land and one 10.7 acre parcel of land for an aggregate purchase price of approximately $182.7 million. The Company also sold 5 properties comprising approximately .3 million square feet and continued or began construction on two light industrial and four bulk warehouse properties comprising 1.0 million square feet. The acquisitions and development activity were financed with proceeds from the 1996 Equity Offering, borrowings under the Company's $150 million collateralized acquisition facility ("1994 Acquisition Facility") and $46.2 million of indebtedness incurred or assumed in connection with property acquisitions.

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

     The Company expects to meet long-term liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company may finance the development or acquisition of additional properties through borrowings under the 1994 Acquisition Facility and the Company's $40 million collateralized acquisition facility ("1996 Acquisition Facility"). At September 30, 1996, borrowings under the 1994 Acquisition Facility bore interest at a weighted average interest rate of 7.5%. As of September 30, 1996, including properties in the process of being added to the collateral base, the Company had approximately $45.5 million available in additional borrowings under the 1994 Acquisition Facility. While the Company may sell properties if property or market conditions make it desirable, the Company does not expect to sell assets in the foreseeable future to satisfy its liquidity requirements.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1. LEGAL PROCEEDINGS
     None.

ITEM 2. CHANGES IN SECURITIES
     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 Exhibits
 --------


     Exhibit No.                           Description
     -----------                           -----------
     3.1             Amended and Restated Bylaws of First Industrial Realty
                     Trust, Inc. (incorporated by referenced to Exhibit 4.2 to
                     the Company's Registration Statement on Form S-3,
                     file no. 333-13225)
    10.1             Fourth Amendment to Second Amended & Restated Limited
                     Partnership Agreement of First Industrial, L.P.
    10.2             Fifth Amendment to Second Amended & Restated Limited
                     Partnership Agreement of First Industrial, L.P.
    10.3             Fourth Amendment to Second Amended and Restated Revolving
                     Credit Agreement , dated as of May 12, 1995, by and among
                     First Industrial, L.P., First Industrial Pennsylvania,
                     L.P., First Industrial Realty Trust, Inc., the First
                     National Bank of Chicago and the other financial
                     institutions party thereto.
    27               Financial Data Schedule



     Reports on Form 8-K and Form 8-K/A:
     -----------------------------------
     None.

===============================================================================

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



                                   FIRST INDUSTRIAL REALTY TRUST, INC.



Date:  November 8, 1996             By: /s/ Michael J. Havala
                                       ---------------------
                                    Michael J. Havala
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



Exhibit No.  Description
-----------  -----------
 Ex-3.1 Amended and Restated Bylaws of First Industrial Realty Trust, Inc. (incorporated by referenced to Exhibit 4.2 to the Company's Registration Statement on Form S-3, file no. 333-13225)

Ex-10.1 Fourth Amendment to Second Amended & Restated Limited Partnership Agreement of First Industrial, L.P.

Ex-10.2 Fifth Amendment to Second Amended & Restated Limited Partnership Agreement of First Industrial, L.P.

Ex-10.3 Fourth Amendment to Second Amended and Restated Revolving Credit Agreement , dated as of May 12, 1995, by and among First Industrial, L.P., First Industrial Pennsylvania, L.P., First Industrial Realty Trust, Inc., the First National Bank of Chicago and the other financial institutions party thereto.

  Ex-27      Financial Data Schedule