Form 10-K
period 1996-12-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 1997-03-31
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
    For the fiscal year ended December 31, 1996        OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  [NO FEE REQUIRED]
    For the transition period from                   to                  .
                                    ----------------    -----------------


                         Commission File Number 1-13102

                      FIRST INDUSTRIAL REALTY TRUST, INC.
             (Exact name of Registrant as specified in its Charter)


                   MARYLAND                                 36-3935116
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                 Identification No.)

     150 N. WACKER DRIVE, SUITE 150, CHICAGO, ILLINOIS          60606
         (Address of principal executive offices)           (Zip Code)


                                 (312) 704-9000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                  COMMON STOCK
                                (Title of class)

                            NEW YORK STOCK EXCHANGE
                     (Name of exchange on which registered)

                   9 1/2% SERIES A CUMULATIVE PREFERRED STOCK
                                (Title of class)

                            NEW YORK STOCK EXCHANGE
                     (Name of exchange on which registered)

       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   __X__           No___.

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [   ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $942.9 million based on the closing price on the New York Stock Exchange for such stock on March 20, 1997.

At March 20, 1997, 30,051,117 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 14, 1997.

                      FIRST INDUSTRIAL REALTY TRUST, INC.

                               TABLE OF CONTENTS




                                                                                                           PAGE
                                                                                                           ----
PART I.


Item 1.
Business..................................................................................................    2
Item 2. The Properties....................................................................................    6
Item 3. Legal Proceedings.................................................................................   17
Item 4.Submission of Matters to a Vote of Security Holders................................................   17


PART II.

Item 5.Market for Registrant's Common Equity and Related Stockholder Matters..............................  18
Item 6.Selected Financial and Operating Data..............................................................  18
Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations..............  20
Item 8. Financial Statements and Supplementary Data.......................................................  25
Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..............  25

PART III.

Item 10.Directors and Executive Officers of the Registrant................................................  26
Item 11.Executive Compensation............................................................................  26
Item 12.Security Ownership of Certain Beneficial Owners and Management....................................  26
Item 13.Certain Relationships and Related Transactions....................................................  26

PART IV.

Item 14.Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K..............  26

SIGNATURES................................................................................................  33

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for industrial properties in the Company's current and proposed market areas and general accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

                                  THE COMPANY

     GENERAL

     First Industrial Realty Trust, Inc. ("First Industrial" or the "Company") is a self-administered and fully integrated real estate company which owns, manages, acquires and develops industrial real estate. The Company completed its initial public offering in June 1994 (the "Initial Offering"). Upon consummation of the Initial Offering, the Company owned 226 bulk warehouse and light industrial properties which contained an aggregate of 17.4 million square feet of gross leasable area ("GLA"). As of December 31, 1996, the Company's portfolio consisted of 379 in-service bulk warehouse and light industrial properties containing approximately 32.7 million square feet of GLA located in 14 states, principally in the midwestern portion of the United States.

     The Company's interests in its properties are held through partnerships controlled by the Company, including First Industrial, L.P. (the "Operating Partnership"), of which the Company is the sole general partner, as well as, among others, First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P. (the "Mortgage Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), and First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), each of which a wholly-owned subsidiary of the Company is the sole general partner and the Operating Partnership is the sole limited partner.

     The Company's initial interest in the Operating Partnership was obtained in connection with the Initial Offering in exchange for the contribution of substantially all of the net proceeds thereof. Immediately prior to the Initial Offering, the Operating Partnership, which had previously been controlled by members of The Shidler Group, owned 23 properties. In connection with the Initial Offering, (1) entities affiliated with First Industrial Chairman of the Board Jay H. Shidler and other members of The Shidler Group contributed to the Operating Partnership 30 additional properties and the assets of certain property management operations and received $3.2 million in cash and ownership of 2,306,399 shares of the Company's common stock and 830,017 limited partnership interests in the Operating Partnership ("Units") having an aggregate value of $73.7 million (based on the initial public offering price of $23.50) and the assumption by the Operating Partnership of $107.4 million of indebtedness owed to affiliates of Jay H. Shidler and other members of The Shidler Group, (2) businesses of which First Industrial Executive Officers Michael G. Damone and Anthony Muscatello, and former Senior

Regional Director Steven B. Hoyt were principals contributed to the Operating Partnership 97 properties in the Detroit, central Pennsylvania and Minneapolis/St. Paul areas, respectively, and certain property management operations (such businesses, together with The Shidler Group, the "Contributing Businesses") and received $3.9 million in cash, 475,710 Units having a value of $11.2 million (based on the initial public offering price of $23.50) and the assumption of $131.4 million of indebtedness, (3) the Company and the Operating Partnership contributed a portion of the net proceeds of the Initial Offering to the Financing Partnership, (4) the Financing Partnership entered into the 1994 Mortgage Loan (as hereinafter defined) and (5) the Operating Partnership and the Financing Partnership acquired 76 additional properties from unaffiliated third parties.

     First Industrial Realty Trust, Inc. is a Maryland corporation organized on August 10, 1993, and is a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code").

     The Company is continuing and expanding the midwestern industrial property business of The Shidler Group, a national organization with over 20 years experience in the industrial real estate business. The Company's Chairman of the Board and senior executive officers have an average of 19 years of business experience. The Company utilizes an operating approach which combines the effectiveness of locally based, or decentralized, property management, acquisition and development functions with the cost efficiencies of centralized acquisition and development support, capital markets expertise, asset management and fiscal control systems. At December 31, 1996, the Company had 106 employees.

     The Company has grown and will seek to continue to grow through the acquisition of additional industrial properties and businesses, and through the development, primarily on a pre-leased basis, of build-to-suit properties.


     BUSINESS OBJECTIVES AND GROWTH PLANS

     First Industrial's fundamental business objective is to maximize the total return to its stockholders through increases in per share distributions and
increases in the value of the Company's properties and operations.   The
Company's growth plan includes the following elements:

- Internal Growth. The Company seeks to grow internally by (i) increasing revenues by renewing or re-leasing spaces subject to expiring leases at higher rental levels; (ii) increasing occupancy levels at properties where vacancies exist and maintaining occupancy elsewhere; (iii) controlling and minimizing operating expenses; and (iv) renovating existing properties.

- External Growth. The Company seeks to grow externally through (i) the acquisition of portfolios of industrial properties, industrial property businesses or individual properties which meet the Company's investment parameters; (ii) the development of primarily build-to-suit properties; and (iii) the expansion of its properties.


     BUSINESS STRATEGIES

     First Industrial utilizes the following seven strategies in connection with the operation of its business:

- Organization Strategy. The Company implements its decentralized property operations strategy through the use of experienced regional management teams and local property managers. Each operating region is headed by a senior regional director, who is a senior executive officer of, and has an equity interest in, the Company. The Company provides acquisition and financing assistance, property management oversight and financial reporting functions from its headquarters in Chicago to support its regional operations. The Company believes the size of its portfolio enables it to realize operating efficiencies by spreading overhead over many properties and by negotiating quantity purchasing discounts.

- Market Strategy. The Company invests in markets where it can achieve size and economies of scale. By focusing on specific markets, properties can be added without incurring appreciable increases in overhead. Based on the size of its portfolios in its current markets, which as of December 31, 1996 averaged approximately 2.1 million square feet per market, and the experience of its senior regional directors, the Company believes that it has sufficient market presence and resources to compete effectively.
     As of December 31, 1996, the Company owned portfolios in the metropolitan areas of Minneapolis/St. Paul, Minnesota; Detroit, Michigan; Atlanta, Georgia; Chicago, Illinois; Grand Rapids, Michigan; Indianapolis, Indiana; Central Pennsylvania; Nashville, Tennessee; St. Louis, Missouri; Columbus, Ohio; Cincinnati, Ohio; Des Moines, Iowa; Milwaukee, Wisconsin; Dayton, Ohio; and Cleveland, Ohio.

- Leasing and Marketing Strategy. The Company has an operational management strategy designed to enhance tenant satisfaction and portfolio performance. The Company pursues an active leasing strategy, which includes aggressively marketing available space, renewing existing leases at higher rents per square foot and seeking leases which provide for the pass-through of property-related expenses to the tenant. The Company also has local and national marketing programs which focus on the business and brokerage communities and national tenants.

- Acquisition Strategy. The primary focus of First Industrial's acquisition strategy is to acquire properties in its current markets to capitalize on local market expertise and maximize operating effectiveness and efficiencies. As appropriate opportunities arise, the Company will acquire additional properties in other markets where it can achieve sufficient size and scale as well as hire top-quality management.

-    Development Strategy.   Of the 379 buildings in First Industrial's
     portfolio at December 31, 1996, 99 have been developed by its current or former management. The Company will continue to leverage the development capabilities of its management, many of whom are leading developers in their respective markets. In 1996, the Company formed a new subsidiary ("FI Development Services Group, Inc.") to focus on development activities.

- Disposition Strategy. The Company continually evaluates local market conditions and property-related factors and will sell a property when it believes it is to the Company's advantage to do so.

- Financing Strategy. The Company believes that the size of its portfolio, the diversity of its buildings and tenants and the financial strength of the Company allow it access to the public capital markets which are not generally available to smaller, less diversified property owners because of the portfolio size and diversity requirements of those markets.


     RECENT DEVELOPMENTS

     In 1996, the Company acquired or completed development of 114 properties for a total estimated investment of approximately $262.0 million. Also, in 1996, the Company improved its capital structure by (1) issuing 5.175 million shares (inclusive of the underwriters' over-allotment option) of common stock on February 2, 1996, at a purchase price to the public of $22 per share. The net proceeds of $106.3 million were used to repay outstanding borrowings totaling $59.4 million and fund property acquisitions; (2) issuing 5.75 million shares (inclusive of the underwriters' over-allotment option) of common stock on October 25, 1996, at a purchase price to the public of $25.50 per share.
The net proceeds of $137.7 million were used to repay outstanding borrowings of $84.2 million and fund property acquisitions; and (3) terminating its $150 million secured revolving credit facility ("1994 Acquisition Facility") and entering into a $200 million unsecured revolving credit facility ("1996 Unsecured Acquisition Facility"). The 1996 Unsecured Acquisition Facility initially bears interest at LIBOR plus 1.10% which is .65 percentage points less than the interest rate of LIBOR plus 1.75% borne by the 1994 Acquisition Facility.

     Subsequent to December 31, 1996, the Company purchased 45 properties containing an aggregate of 3.9 million square feet of GLA for approximately $164.3 million, or $42 per square foot. The purchase price consisted of approximately $110.3 million cash, Operating Partnership units valued at approximately $49.5 million and assumed debt of approximately $4.5 million.


     FUTURE ACQUISITIONS AND DEVELOPMENT

     The Company has an active acquisition and development program through which it is continually engaged in identifying, negotiating and consummating portfolio and individual industrial property acquisitions and developments. As a result, the Company is currently engaged in negotiations relating to the possible acquisitions and developments of a number of properties located in the Company's current markets and other markets into which the Company may expand.

     When evaluating potential acquisitions and development, the Company will consider such factors as: (i) the geographic area and type of property; (ii) the location, construction quality, condition and design of the property; (iii) the potential for capital appreciation of the property; (iv) the ability of the Company to improve the property's performance through renovation; (v) the terms of tenant leases, including the potential for rent increases; (vi) the potential for economic growth and the tax and regulatory environment of the area in which the property is located; (vii) the potential for expansion of the physical layout of the property and/or the number of sites; (viii) the occupancy and demand by tenants for properties of a similar type in the vicinity; and (ix) competition from existing properties and the potential for the construction of new properties in the area.



                                    INDUSTRY

     Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output. Historically, occupancy rates for industrial property in the United States have been higher than those for other types of commercial property. The Company believes that the higher occupancy rate in the industrial property sector is a result of the construction-on-demand nature of, and the comparatively short development time required for, industrial property.

     Overall, the midwest region (where approximately 74% of the properties owned at December 31, 1996 and 68% of the properties owned at March 27, 1997 are located) has had the highest average occupancy rate for industrial properties of the major regions in the United States since 1992, according to CB Commercial Real Estate Group, Inc.'s industry index, which measures the supply of available space in large industrial buildings in the major geographic regions of the United States.

                   INDUSTRIAL SPACE OCCUPANCY RATES BY REGION


                                                                                            DECEMBER 31,
                                                                                  ---------------------------------
REGION                                                                            1992   1993   1994   1995   1996
------                                                                            ----   ----   ----   ----   ----
Midwest....................................................................       93.2%  92.8%  93.9%  95.1%  94.3%
East.......................................................................       90.7   91.6   91.7   92.1   91.6
South......................................................................       90.8   91.4   91.7   90.9   90.5
West.......................................................................       90.7   91.0   92.5   93.0   93.3
United States..............................................................       91.3   91.7   92.6   93.1   92.7

-----------
Source:  CB Commercial Real Estate Group, Inc.

ITEM 2. THE PROPERTIES

     GENERAL

     At December 31, 1996, First Industrial owned 379 in-service properties containing approximately 32.7 million square feet of GLA in 14 states, with a diverse base of more than 990 tenants engaged in a wide variety of businesses, including manufacturing, retailing, wholesale trade, distribution and professional services. The properties are generally located in business parks which have convenient access to interstate highways and rail and air transportation. The median age of the properties as of December 31, 1996 was approximately 11 years.

     The Company classifies its properties into two industrial categories:
bulk warehouse and light industrial. The Company's bulk warehouse properties are generally used for bulk storage of materials and manufactured goods and its light industrial properties are generally used for the design, assembly, packaging and distribution of goods and, in some cases, the provision of services. Each of the properties is wholly owned by the Company. The following table summarizes certain information as of December 31, 1996 with respect to the Company's properties. Information in the table excludes properties under development at December 31, 1996.

                                PROPERTY SUMMARY



                            BULK WAREHOUSE             LIGHT INDUSTRIAL                    TOTAL
                       ------------------------    -----------------------    -------------------------------------
                                                                                                                         GLA AS A %
                                      NUMBER OF                 NUMBER OF                  NUMBER OF       OCCUPANCY      OF TOTAL
METROPOLITAN AREA         GLA        PROPERTIES      GLA        PROPERTIES       GLA       PROPERTIES     AT 12/31/96     PORTFOLIO
-----------------         ---        ----------      ---        ----------       ---       ----------     -----------    ----------
Minneapolis/St. Paul    1,864,987      16        2,911,474          41         4,776,461       57              97%             15%
Detroit                 2,211,563      57        2,485,991          59         4,697,554      116              94%             14%
Atlanta                 3,527,237      18          507,731           9         4,034,968       27              94%             12%
Chicago                 2,914,002      19        1,071,210          13         3,985,212       32              98%             12%
Grand Rapids            2,769,591      22           40,400           3         2,809,991       25              92%              9%
Indianapolis            1,659,630       6        1,063,780          25         2,723,410       31              98%              8%
Central PA (1)          1,744,699      12          681,008          13         2,425,707       25              99%              7%
Nashville               1,299,040       7          227,267           3         1,526,307       10             100%              5%
St. Louis                 873,095      15          385,713           3         1,258,808       18             100%              4%
Columbus                1,110,334       2           56,849           1         1,167,183        3              99%              4%
Cincinnati                951,080       3          111,375           5         1,062,455        8              97%              3%
Des Moines                878,992       5              ---         ---           878,992        5             100%              3%
Other  (2)                301,355       4          378,603           6           679,958       10             100%              2%
Milwaukee                     ---     ---          306,563           6           306,563        6             100%              1%
Dayton                        ---     ---          264,000           5           264,000        5              98%              1%
Cleveland                     ---     ---          102,500           1           102,500        1             100%              0%
                       ----------  ------       ----------  ----------     -------------  -------       ---------         -------
Total or Average       22,105,605     186       10,594,464         193        32,700,069      379              97%            100%
                       ==========  ======       ==========  ==========     =============  =======       =========         =======

(1) Includes the Harrisburg, Allentown and Reading markets.
(2) Includes Denton, TX; Wichita, KS; West Lebanon, NH; and Abilene, TX.

     PROPERTY ACQUISITION ACTIVITY

     During 1996, the Company completed 29 separate property acquisition transactions totaling approximately 10.4 million square feet of GLA at a total purchase price of approximately $253.0 million, or $24 per square foot. The 112 properties acquired have the following characteristics:

                                                       OCCUPANCY AT
METROPOLITAN AREA       GLA       PROPERTY TYPE           12/31/96         ACQUISITION DATE
-----------------   ----------   ----------------      -------------     -------------------
Chicago, IL            364,000   Light Industrial           100%          January 11, 1996
Chicago, IL            109,086   Light Industrial           100%          February 5, 1996
Atlanta, GA          1,040,000    Bulk Warehouse            100%          February 15, 1996
Detroit, MI            386,520   Light Industrial           81%           February 29, 1996
Indianapolis, IN,
Cincinnati, OH,                  Bulk Warehouse/
and Columbus, OH     3,037,382   Light Industrial           98%           March 20, 1996
Chicago, IL            151,469    Bulk Warehouse            100%          March 22, 1996
Minneapolis, MN        212,293   Light Industrial           100%          April 10, 1996
Indianapolis, IN       327,997    Bulk Warehouse            100%          June 19, 1996
Milwaukee, WI           78,000   Light Industrial           100%          June 25, 1996
Minneapolis, MN         78,029   Light Industrial           77%           June 26, 1996
Dayton, OH             180,000   Light Industrial           100%          June 28, 1996
Minneapolis, MN        125,950    Bulk Warehouse            97%           July 9, 1996
Indianapolis, IN        70,560   Light Industrial           100%          July 24, 1996
Detroit, MI             42,300   Light Industrial           100%          August 16, 1996
Dayton, OH              84,000   Light Industrial           95%           September 12, 1996
Minneapolis, MN         97,770   Light Industrial           95%           September 30, 1996
Minneapolis, MN         83,189   Light Industrial           95%           September 30, 1996
Columbus, OH         1,110,300    Bulk Warehouse            100%          September 30, 1996
Minneapolis, MN        187,777   Light Industrial           100%          October 4, 1996
Cleveland, OH          102,500   Light Industrial           100%          October 8, 1996
Nashville, TN          538,811    Bulk Warehouse            100%          October 28, 1996
Milwaukee, WI           51,960   Light Industrial           100%          October 28, 1996
Indianapolis, IN       295,400   Light Industrial           92%           October 30, 1996
Detroit, MI            654,095    Bulk Warehouse            96%           November 14, 1996
Atlanta, GA            150,536   Light Industrial           100%          December 2, 1996
St. Louis, MO          122,813   Light Industrial           100%          December 18, 1996
Cincinnati, OH and
Minneapolis, MN        183,614   Light Industrial           93%           December 24, 1996
Atlanta, GA            408,819    Bulk Warehouse            100%          December 31, 1996
Minneapolis, MN         80,000   Light Industrial           100%          December 31, 1996
                    ----------
Total               10,355,170
                    ==========

     PROPERTY DEVELOPMENT ACTIVITY

     During 1996, the Company completed two developments totaling approximately .2 million square feet of GLA at a total cost of approximately $9.0 million, or
$45 per square foot. The developed properties have the following characteristics:


                                                OCCUPANCY
METROPOLITAN AREA    GLA      PROPERTY TYPE    AT 12/31/96  COMPLETION DATE
------------------   ---      -------------    -----------  ---------------
Minneapolis, MN    172,800   Bulk Warehouse       100%      October 1996
Detroit, MI         27,990   Light Industrial     100%      November 1996
Total              200,790
                   =======

     At December 31, 1996, the Company had seven properties under development, with an estimated completion GLA of 1.0 million square feet and an estimated completion cost of approximately $27.4 million.

     PROPERTY SALES

     During 1996, the Company sold six properties totaling approximately .4 million square feet of GLA. Total sales proceeds approximated $15.0 million. The sold properties have the following characteristics:


METROPOLITAN AREA         GLA     PROPERTY TYPE        SALE DATE
-----------------         ---     -------------        ---------
Detroit, Michigan        14,324   Light Industrial    April 4, 1996
Huntsville, Alabama(a)  204,189   Bulk Warehouse      April 26, 1996
Grand Rapids, Michigan   50,000   Bulk Warehouse      May 31, 1996
Atlanta, Georgia        151,575   Bulk Warehouse      December 31, 1996
                        -------
Total                   420,088
                        =======

(a) comprised of three properties.


     PROPERTY ACQUISITIONS SUBSEQUENT TO YEAR END

     Subsequent to December 31, 1996, the Company completed three separate property transactions totaling approximately 3.9 million square feet of GLA for approximately $164.3 million, or $42 per square foot, with the following characteristics:


                                                       OCCUPANCY AT
METROPOLITAN AREA        GLA      PROPERTY TYPE      ACQUISITION DATE      ACQUISITION DATE
-----------------    ---------    -------------      ----------------      ----------------
Indianapolis, IN       482,400   Bulk Warehouse             71%           January 9, 1997
Long Island, NY and              Bulk Warehouse/
Northern NJ          2,733,414   Light Industrial           97%           January 31, 1997
Dayton, OH              58,746   Light Industrial          100%           February 20, 1997
York, PA               312,500   Bulk Warehouse            100%           March 17, 1997
Taylor, MI             179,700   Bulk Warehouse             98%           March 21, 1997
Mechanicsburg, PA      162,500   Light Industrial            0%(a)        March 24, 1997
                     ---------
Total                3,929,260
                     =========

(a) As of March 27, 1997, there is currently an executed lease for the entire 162,500 square feet of GLA. The tenant is expected to occupy the property within 60 days of the acquisition date.

     DETAIL PROPERTY LISTING

     The following table lists all of the Company's properties as of December 31, 1996, by geographic market area.


                               PROPERTY LISTING





BUILDING ADDRESS               LOCATION                        YEAR BUILT/      BUILDING          LAND AREA               OCCUPANCY
                            (CITY/STATE)         ENCUMBRANCES   RENOVATED         TYPE             (ACRES)        GLA    AT 12/31/96
----------------------      ------------         -------------  ---------   ----------------  ----------------  -------  -----------

ATLANTA
-------
4250 River Green Parkway      Duluth, GA              (b)        1988       Light Industrial          2.14       28,942        100%
3400 Corporate Parkway        Duluth, GA              (b)        1987       Light Industrial          3.73       59,959         86%
3450 Corporate Parkway        Duluth, GA              (b)        1988       Light Industrial          2.38       37,346         67%
3500 Corporate Parkway        Duluth, GA              (b)        1991       Light Industrial          2.80       44,242        100%
3425 Corporate Parkway        Duluth, GA              (b)        1990       Light Industrial          3.49       42,978         77%
1650 GA Highway 155           McDonough, GA           (a)        1991       Bulk Warehouse           12.80      228,400        100%
415 Industrial Park Road      Cartersville, GA        (a)        1986       Bulk Warehouse            9.27      119,657        100%
434 Industrial Park Road      Cartersville, GA        (a)        1988       Bulk Warehouse            8.07       57,493        100%
435 Industrial Park Road      Cartersville, GA        (a)        1986       Bulk Warehouse            8.03       71,000        100%
14101 Industrial Park Blvd.   N.E. Covington, GA      (a)        1984       Bulk Warehouse            9.25       67,500        100%
801-804 Blacklawn Road        Conyers, GA             (a)        1982       Bulk Warehouse            6.67      111,090        100%
1665 Dogwood Drive            Conyers, GA             (a)        1973       Bulk Warehouse            9.46      198,000        100%
1715 Dogwood Drive            Conyers, GA             (a)        1973       Bulk Warehouse            4.61      100,000        100%
11235 Harland Drive           Covington, GA           (a)        1988       Bulk Warehouse            5.39       32,361        100%
700 Westlake Parkway          Atlanta, GA                        1990       Light Industrial          3.50       56,400        100%
800 Westlake Parkway          Atlanta, GA                        1991       Bulk Warehouse            7.40      132,400         78%
4050 Southmeadow Parkway      Atlanta, GA                        1991       Light Industrial          6.60       87,328        100%
4051 Southmeadow Parkway      Atlanta, GA                        1989       Bulk Warehouse           11.20      171,671         12%
4071 Southmeadow Parkway      Atlanta, GA                        1991       Bulk Warehouse           17.80      209,918        100%
4081 Southmeadow Parkway      Atlanta, GA                        1989       Bulk Warehouse           12.83      254,172        100%
1875 Rockdale Industrial Blv  Conyers, GA                        1966       Bulk Warehouse            5.70      121,600        100%
1605 Indian Brook Way         Norcross, GA                       1995       Bulk Warehouse           12.85      202,880        100%
3312 N. Berkeley Lake Road    Duluth, GA                         1969       Bulk Warehouse           52.11    1,040,276        100%
3495 Bankhead Highway  (f)    Atlanta, GA                        1986       Bulk Warehouse           20.50      408,819        100%
5570 Tulane Drive      (f)    Atlanta, GA                        1996       Light Industrial          8.06      150,536         91%
                                                                                                              ---------   ----------
                                                                            SUBTOTAL OR AVERAGE               4,034,968         94%
                                                                                                              ---------   ----------
CENTRAL PENNSYLVANIA
--------------------
1214-B Freedom Road           Cranberry Twnp, PA      (a)        1982       Bulk Warehouse            5.99      32,779         100%
401 Russell Drive             Middletown, PA          (a)        1990       Bulk Warehouse            5.20      52,800         100%
2700 Commerce Drive           Middletown, PA          (a)        1990       Bulk Warehouse            3.60      32,000         100%
2701 Commerce Drive           Middletown, PA          (a)        1989       Light Industrial          6.40      48,000         100%
2780 Commerce Drive           Middletown, PA          (a)        1989       Light Industrial          2.00      21,600         100%
5035 Ritter Road              Mechanicsburg, PA       (a)        1988       Light Industrial          5.50      55,950          97%
5070 Ritter Road              Mechanicsburg, PA       (a)        1989       Light Industrial          5.20      60,000          93%
6340 Flank Drive              Harrisburg, PA          (a)        1988       Light Industrial          6.70      68,200          80%
6345 Flank Drive              Harrisburg, PA          (a)        1989       Light Industrial          7.00      69,443         100%
6360 Flank Drive              Harrisburg, PA          (a)        1988       Light Industrial          5.30      46,500          90%
6380 Flank Drive              Harrisburg, PA          (a)        1991       Light Industrial          3.70      32,000          94%
6400 Flank Drive              Harrisburg, PA          (a)        1992       Light Industrial          5.30      52,790         100%
6405 Flank Drive              Harrisburg, PA          (a)        1991       Light Industrial          6.00      32,000         100%
100 Schantz Spring Road       Allentown, PA           (a)        1993       Bulk Warehouse           12.37     100,000         100%
794 Roble Road                Allentown, PA           (a)        1984       Light Industrial         16.68     101,750         100%
7355 Williams Avenue          Allentown, PA           (a)        1989       Light Industrial          3.94      43,425         100%
2600 Beltline Avenue          Reading, PA             (a)        1985       Bulk Warehouse            5.89      69,190         100%
7125 Grayson Road             Swatara, PA             (a)        1991       Bulk Warehouse           17.17     300,000         100%
7253 Grayson Road             Swatara, PA             (a)        1990       Bulk Warehouse           12.42     196,000          96%
5 Keystone Drive              Lebanon, PA                        1995       Bulk Warehouse           14.00      88,400         100%
5020 Louise Drive             Mechanicsburg, PA                  1995       Light Industrial          5.06      49,350         100%
7195 Grayson                  Swatara, PA                        1994       Bulk Warehouse            6.02     100,000         100%
400 First Street              Middletown, PA          (e)  1963-65/96       Bulk Warehouse           23.37     167,500         100%
401 First Street              Middletown, PA          (e)  1963-65/96       Bulk Warehouse           68.39     490,140         100%
500 Industrial Lane           Middletown, PA          (e)  1963-65/96       Bulk Warehouse           16.17     115,890         100%
                                                                                                             ---------   ----------
                                                                            SUBTOTAL OR AVERAGE              2,425,707          99%


                                    Location                      Year Built/   Building       Land Area              Occupancy
     Building Address             (City/State)      Encumbrances   Renovated      Type          (Acres)       GLA    at 12/31/96
------------------------------   --------------    --------------  ----------  -----------     ----------    ------  -------------
Chicago
-------
1330 West 43rd Street             Chicago, IL             (a)        1977     Bulk Warehouse        4.25     109,735      100%
2300 Hammond Drive                Schaumburg, IL          (a)        1970     Bulk Warehouse        4.13      77,000      100%
6500 North Lincoln Avenue         Lincolnwood, IL         (a)     1965/88     Light Industrial      2.52      63,050      100%
3600 West Pratt Avenue            Lincolnwood, IL         (a)     1953/88     Bulk Warehouse        6.35     205,481      100%
917 North Shore Drive             Lake Bluff, IL          (a)        1974     Bulk Warehouse        4.27      84,575      100%
6750 South Sayre Avenue           Bedford Park, IL        (a)        1975     Bulk Warehouse        2.51      63,383       41%
7200 S. Leamington                Bedford Park, IL                   1950     Bulk Warehouse       12.24     310,752      100%
585 Slawin Court                  Mount Prospect, IL      (a)        1992     Light Industrial      3.71      38,150      100%
2300 Windsor Court                Addison, IL             (a)        1986     Bulk Warehouse        6.80     105,100      100%
3505 Thayer Court                 Aurora, IL              (a)        1989     Bulk Warehouse        4.60      64,220      100%
3600 Thayer Court                 Aurora, IL              (a)        1989     Light Industrial      6.80      67,058      100%
736-776 Industrial Drive          Elmhurst, IL            (a)        1975     Bulk Warehouse        3.79      80,520       93%
5310-5352 East Avenue             Countryside, IL         (a)        1975     Bulk Warehouse        4.77      88,042       96%
12330-12358 South Latrobe         Alsip, IL               (a)        1975     Bulk Warehouse        3.71      85,390      100%
305-311 Era Drive                 Northbrook, IL                     1978     Light Industrial      1.82      27,549       68%
700-714 Landwehr Road             Northbrook, IL                     1978     Light Industrial      1.99      41,835      100%
720-730 Landwehr Road             Northbrook, IL          (b)        1978     Light Industrial      4.29      66,912      100%
3170-3190 MacArthur Boulevard     Northbrook, IL          (b)        1978     Light Industrial      2.14      41,820       58%
4330 South Racine Avenue          Chicago, IL                        1978     Bulk Warehouse        5.57     168,000      100%
13040 S. Crawford Ave.            Alsip, IL                          1976     Bulk Warehouse       15.12     400,076      100%
20W201 101st Street               Lemont, IL              (b)        1988     Light Industrial      8.72     160,200      100%
12241 Melrose Street              Franklin Park, IL                  1969     Bulk Warehouse        2.47      77,031      100%
280-296 Palatine Road             Wheeling, IL            (b)        1978     Bulk Warehouse        4.67      90,250      100%
3150-3160 MacArthur Boulevard     Northbrook, IL                     1978     Light Industrial      2.14      41,820      100%
2101-2125 Gardner Road            Broadview, IL                   1950/69     Bulk Warehouse        9.98     323,425       93%
365 North Avenue                  Carol Stream, IL                   1969     Bulk Warehouse       28.65     225,000      100%
2942 MacArthur Boulevard          Northbrook, IL                     1979     Light Industrial      3.12      49,730      100%
12301-12325 S. Laramie Avenue     Alsip, IL                          1975     Bulk Warehouse        8.83     204,586      100%
6300 W. Howard Street             Niles, IL                       1956/64     Light Industrial     19.50     364,000      100%
301 Hintz                         Wheeling, IL                       1960     Light Industrial      2.51      43,636      100%
301 Alice                         Wheeling, IL                       1965     Light Industrial      2.88      65,450      100%
410 W. 169th Street               South Holland, IL                  1974     Bulk Warehouse        6.40     151,436      100%
                                                                                                           ---------     -----
                                                                               SUBTOTAL OR AVERAGE         3,985,212       98%
                                                                                                           ---------     -----
CINCINNATI
----------
9900-9970 Princeton-Glendale Rd.  Cincinnati, OH          (c)        1970     Bulk Warehouse       10.64     185,580       97%
2940 Highland Avenue              Cincinnati, OH          (c)     1969/74     Bulk Warehouse       17.08     500,500      100%
4700-4750 Creek Road              Cincinnati, OH          (c)        1960     Bulk Warehouse       15.32     265,000       96%
4860 Duff Drive                   Cincinnati, OH                     1979     Light Industrial      1.02      15,986       87%
4866 Duff Drive                   Cincinnati, OH                     1979     Light Industrial      1.02      16,000      100%
4884 Duff Drive                   Cincinnati, OH                     1979     Light Industrial      1.59      25,000       90%
4890 Duff Drive                   Cincinnati, OH                     1979     Light Industrial      1.59      25,018       80%
963609643 Interocean Drive        Cincinnati, OH                     1983     Light Industrial      4.13      29,371       86%
                                                                                                           ---------     -----
                                                                              SUBTOTAL OR AVERAGE          1,062,455       97%
                                                                                                           ---------     -----
CLEVELAND
---------
6675 Parkland Boulevard           Cleveland, OH                      1991     Light Industrial     10.41     102,500      100%
                                                                                                           ---------     -----
                                                                              SUBTOTAL OR AVERAGE            102,500      100%
                                                                                                           ---------     -----
COLUMBUS
--------
6911 Americana Parkway            Columbus, OH                       1980     Light Industrial      4.05      56,849       71%
3800 Lockbourne Industrial Pkwy   Columbus, OH                       1986     Bulk Warehouse       43.61     705,600      100%
3800 Groveport Road               Columbus, OH                       1986     Bulk Warehouse       22.31     404,734      100%
                                                                                                           ---------     -----
                                                                              SUBTOTAL OR AVERAGE          1,167,183       99%
                                                                                                           ---------     -----
DAYTON
------
6094-6104 Executive Boulevard     Dayton, OH                         1975     Light Industrial      3.33      43,200      100%
6202-6220 Executive Boulevard     Dayton, OH                         1976     Light Industrial      3.79      64,000      100%
6268-6294 Executive Boulevard     Dayton, OH                         1989     Light Industrial      4.03      60,800      100%
5749-5753 Executive Boulevard     Dayton, OH                         1975     Light Industrial      1.15      12,000      100%
6230-6266 Executive Boulevard     Dayton, OH                         1979     Light Industrial      5.30      84,000       95%
                                                                                                           ---------     -----
                                                                              SUBTOTAL OR AVERAGE            264,000       98%
                                                                                                          ---------      -----

                                                                                                          LAND             OCCUPANCY
                                         LOCATION                        YEAR BUILT/   BUILDING           AREA                AT
BUILDING ADDRESS                       (CITY/STATE)        ENCUMBRANCES   RENOVATED     TYPE             (ACRES)   GLA     12/31/96
--------------------                --------------------   ------------  -----------  ---------          -------   ---     --------
DES MOINES
----------
1550 East Washington Avenue           Des Moines, IA          (a)           1987     Bulk Warehouse      13.25    192,466    100%
1600 East Washington Avenue           Des Moines, IA          (a)           1987     Bulk Warehouse       6.78     81,886    100%
4121 McDonald Avenue                  Des Moines, IA          (a)           1977     Bulk Warehouse      11.02    177,431    100%
4141 McDonald Avenue                  Des Moines, IA          (a)           1976     Bulk Warehouse      11.03    263,196    100%
4161 McDonald Avenue                  Des Moines, IA          (a)           1979     Bulk Warehouse      11.02    164,033    100%

                                                                                                                  878,992    100%
                                                                                     SUBTOTAL OR AVERAGE          -------   ----
DETROIT
-------
2654 Elliott                          Troy, MI                (b)           1986     Light Industrial     0.75      9,700    100%
1731 Thorncroft                       Troy, MI                (b)           1969     Light Industrial     2.26     38,000    100%
1653 E. Maple                         Troy, MI                (b)           1990     Light Industrial     1.38     23,392    100%
47461 Clipper                         Plymouth, MI            (b)           1992     Light Industrial     1.10     11,600    100%
47522 Galleon                         Plymouth, MI            (b)           1990     Light Industrial     0.90     13,507    100%
4150 Varsity Drive                    Ann Arbor, MI           (b)           1986     Light Industrial     4.32     26,400    100%
1330 Crooks Road                      Clawson, MI             (b)           1960     Light Industrial     5.55     42,360    100%
12000 Merriman Road                   Livonia, MI             (a)           1975     Bulk Warehouse       9.28    179,720     36%
238 Executive Drive                   Troy, MI                (a)           1973     Bulk Warehouse       1.32     13,740    100%
256 Executive Drive                   Troy, MI                (a)           1974     Bulk Warehouse       1.12     11,273    100%
301 Executive Drive                   Troy, MI                (a)           1974     Bulk Warehouse       1.27     20,411    100%
449 Executive Drive                   Troy, MI                (a)           1975     Bulk Warehouse       2.12     33,001    100%
501 Executive Drive                   Troy, MI                (a)           1984     Light Industrial     1.57     18,061    100%
645 Executive Drive                   Troy, MI                (a)           1972     Light Industrial     2.27     32,470    100%
451 Robbins Drive                     Troy, MI                (a)           1975     Bulk Warehouse       1.88     28,401    100%
700 Stephenson Highway                Troy, MI                (a)           1978     Light Industrial     3.13     29,344    100%
800 Stephenson Highway                Troy, MI                (a)           1979     Light Industrial     4.39     48,200    100%
1150 Stephenson Highway               Troy, MI                (a)           1982     Light Industrial     1.70     18,107    100%
1200 Stephenson Highway               Troy, MI                (a)           1980     Light Industrial     2.65     25,025    100%
1035 Crooks Road                      Troy, MI                (a)           1980     Light Industrial     1.74     23,320    100%
1095 Crooks Road                      Troy, MI                (a)           1986     Light Industrial     2.83     35,042    100%
1151 Crooks Road                      Troy, MI                (a)           1985     Light Industrial     5.93     54,675      0%
1416 Meijer Drive                     Troy, MI                (a)           1980     Light Industrial     1.20     17,944    100%
1624 Meijer Drive                     Troy, MI                (a)           1984     Light Industrial     3.42     44,040    100%
1972 Meijer Drive                     Troy, MI                (a)           1985     Light Industrial     2.36     37,075    100%
2112 Meijer Drive                     Troy, MI                (a)           1980     Bulk Warehouse       4.12     34,558    100%
1621 Northwood Drive                  Troy, MI                (a)           1977     Bulk Warehouse       1.54     24,900    100%
1707 Northwood Drive                  Troy, MI                (a)           1983     Light Industrial     1.69     28,750    100%
1749 Northwood Drive                  Troy, MI                (a)           1977     Bulk Warehouse       1.69     26,125    100%
1788 Northwood Drive                  Troy, MI                (a)           1977     Light Industrial     1.55     12,480    100%
1821 Northwood Drive                  Troy, MI                (a)           1977     Light Industrial     2.07     35,050    100%
1826 Northwood Drive                  Troy, MI                (a)           1977     Light Industrial     1.22     12,480    100%
1864 Northwood Drive                  Troy, MI                (a)           1977     Light Industrial     1.55     12,480    100%
1902 Northwood Drive                  Troy, MI                (a)           1977     Light Industrial     3.65     62,925    100%
1921 Northwood Drive                  Troy, MI                (a)           1977     Bulk Warehouse       2.33     42,000    100%
2230 Elliott Avenue                   Troy, MI                (a)           1974     Bulk Warehouse       0.90     12,612    100%
2237 Elliott Avenue                   Troy, MI                (a)           1974     Light Industrial     0.96     12,612    100%
2277 Elliott Avenue                   Troy, MI                (a)           1975     Light Industrial     0.96     12,612    100%
2291 Elliott Avenue                   Troy, MI                (a)           1974     Bulk Warehouse       1.06     12,200    100%
2451 Elliott Avenue                   Troy, MI                (a)           1974     Bulk Warehouse       1.68     24,331    100%
2730 Research Drive                   Rochester Hills, MI     (a)           1988     Bulk Warehouse       3.52     57,850    100%
2791 Research Drive                   Rochester Hills, MI     (a)           1991     Light Industrial     4.48     64,199    100%
2871 Research Drive                   Rochester Hills, MI     (a)           1991     Bulk Warehouse       3.55     49,543    100%
2911 Research Drive                   Rochester Hills, MI     (a)           1992     Bulk Warehouse       5.72     80,078    100%
3011 Research Drive                   Rochester Hills, MI     (a)           1988     Light Industrial     2.55     32,637    100%
2870 Technology Drive                 Rochester Hills, MI     (a)           1988     Bulk Warehouse       2.41     24,445    100%
2890 Technology Drive                 Rochester Hills, MI     (a)           1991     Bulk Warehouse       1.76     24,410    100%
2900 Technology Drive                 Rochester Hills, MI     (a)           1992     Light Industrial     2.15     31,047    100%
2920 Technology Drive                 Rochester Hills, MI     (a)           1992     Bulk Warehouse       1.48     19,011    100%
2930 Technology Drive                 Rochester Hills, MI     (a)           1991     Bulk Warehouse       1.41     17,994    100%
2950 Technology Drive                 Rochester Hills, MI     (a)           1991     Light Industrial     1.48     19,996    100%
2960 Technology Drive                 Rochester Hills, MI     (a)           1992     Bulk Warehouse       3.83     41,565    100%
23014 Commerce Drive                  Farmington Hills, MI    (a)           1983     Light Industrial     0.65      7,200    100%
23028 Commerce Drive                  Farmington Hills, MI    (a)           1983     Bulk Warehouse       1.26     20,265    100%

                                                                                                          LAND             OCCUPANCY
                                         LOCATION                        YEAR BUILT/   BUILDING           AREA                AT
BUILDING ADDRESS                       (CITY/STATE)        ENCUMBRANCES   RENOVATED     TYPE             (ACRES) GLA        12/31/96
--------------------                --------------------   ------------  -----------  ---------          ------- ---        --------
23035 Commerce Drive                Farmington Hills, MI      (a)           1983      Light Industrial     1.23      15,200    100%
23042 Commerce Drive                Farmington Hills, MI      (a)           1983      Light Industrial     0.75       8,790      0%
23065 Commerce Drive                Farmington Hills, MI      (a)           1983      Light Industrial     0.91      12,705    100%
23070 Commerce Drive                Farmington Hills, MI      (a)           1983      Light Industrial     1.43      16,765    100%
23079 Commerce Drive                Farmington Hills, MI      (a)           1983      Light Industrial     0.85      10,830    100%
23093 Commerce Drive                Farmington Hills, MI      (a)           1983      Bulk Warehouse       3.87      49,040    100%
23135 Commerce Drive                Farmington Hills, MI      (a)           1986      Light Industrial     2.02      23,969    100%
23149 Commerce Drive                Farmington Hills, MI      (a)           1985      Bulk Warehouse       6.32      47,700    100%
23163 Commerce Drive                Farmington Hills, MI      (a)           1986      Bulk Warehouse       1.51      19,020    100%
23164 Commerce Drive                Farmington Hills, MI      (a)           1986      Bulk Warehouse       1.47      17,584    100%
23177 Commerce Drive                Farmington Hills, MI      (a)           1986      Bulk Warehouse       2.29      32,127    100%
23192 Commerce Drive                Farmington Hills, MI      (a)           1986      Light Industrial     0.69       7,306    100%
23206 Commerce Drive                Farmington Hills, MI      (a)           1985      Light Industrial     1.30      19,822    100%
23290 Commerce Drive                Farmington Hills, MI      (a)           1980      Bulk Warehouse       2.56      42,930    100%
23370 Commerce Drive                Farmington Hills, MI      (a)           1980      Light Industrial     0.67       8,741    100%
24492 Indoplex Circle               Farmington Hills, MI      (a)           1976      Bulk Warehouse       1.63      24,000    100%
24528 Indoplex Circle               Farmington Hills, MI      (a)           1976      Bulk Warehouse       2.26      34,650    100%
31800 Plymouth Road - Bldg 1        Livonia, MI               (a)        1968/89      Light Industrial    42.71     697,865     94%
31800 Plymouth Road - Bldg 2        Livonia, MI               (a)        1968/89      Bulk Warehouse      11.81     184,614    100%
31800 Plymouth Road - Bldg 3        Livonia, MI               (a)        1968/89      Bulk Warehouse       6.13      96,575     98%
31800 Plymouth Road - Bldg 6        Livonia, MI               (a)        1968/89      Bulk Warehouse       9.06     183,959    100%
31800 Plymouth Road - Bldg 7        Livonia, MI               (a)        1968/89      Bulk Warehouse       1.64      26,836    100%
21477 Bridge Street                 Southfield, MI                          1986      Light Industrial     3.10      41,500    100%
2965 Technology Drive               Rochester Hills, MI                     1995      Light Industrial     4.92      66,395    100%
1451 Lincoln Avenue                 Madison Heights, MI                     1967      Light Industrial     3.92      75,000    100%
4400 Purks Drive                    Auburn Hills, MI                        1987      Light Industrial    13.04      87,100    100%
4177A Varsity Drive                 Ann Arbor, MI                           1993      Light Industrial     2.48      11,050    100%
6515 Cobb Drive                     Sterling Heights, MI                    1984      Light Industrial     2.91      47,597    100%
32450 N. Avis Drive                 Madison Heights, MI                     1974      Light Industrial     3.23      55,820    100%
32200 N. Avis Drive                 Madison Heights, MI                     1973      Light Industrial     6.15      88,700    100%
32440-32442 Industrial Drive        Madison Heights, MI                     1979      Light Industrial     1.41      19,200     63%
32450 Industrial Drive              Madison Heights, MI                     1979      Light Industrial     0.76      10,350      0%
11813 Hubbard                       Livonia, MI                             1979      Light Industrial     1.95      33,300    100%
11844 Hubbard                       Livonia, MI                             1979      Light Industrial     2.16      38,500      0%
11866 Hubbard                       Livonia, MI                             1979      Light Industrial     2.32      41,380    100%
12050-12300 Hubbard         (f)     Livonia, MI                             1981      Light Industrial     6.10      85,086     83%
12707 Eckles Road                   Plymouth Township, MI                   1990      Light Industrial     2.62      42,300    100%
9300-9328 Harrison Road             Romulus, MI                             1978      Bulk Warehouse       2.53      29,280    100%
9330-9458 Harrison Road             Romulus, MI                             1978      Bulk Warehouse       2.53      29,280    100%
28420-28448 Highland Road           Romulus, MI                             1979      Bulk Warehouse       2.53      29,280    100%
28450-28478 Highland Road           Romulus, MI                             1979      Bulk Warehouse       2.53      29,280    100%
28421-28449 Highland Road           Romulus, MI                             1980      Bulk Warehouse       2.53      29,280    100%
28451-28479 Highland Road           Romulus, MI                             1980      Bulk Warehouse       2.53      29,280    100%
28825-28909 Highland Road           Romulus, MI                             1981      Bulk Warehouse       2.53      29,280    100%
28933-29017 Highland Road           Romulus, MI                             1982      Bulk Warehouse       2.53      29,280    100%
28824-28908 Highland Road           Romulus, MI                             1982      Bulk Warehouse       2.53      29,280    100%
28932-29016 Highland Road           Romulus, MI                             1982      Bulk Warehouse       2.53      29,280    100%
9710-9734 Harrison Road             Romulus, MI                             1987      Bulk Warehouse       2.22      25,620      0%
9740-9772 Harrison Road             Romulus, MI                             1987      Bulk Warehouse       2.53      29,280    100%
9840-9868 Harrison Road             Romulus, MI                             1987      Bulk Warehouse       2.53      29,280    100%
9800-9824 Harrison Road             Romulus, MI                             1987      Bulk Warehouse       2.22      25,620    100%
29265-29285 Airport Drive           Romulus, MI                             1983      Bulk Warehouse       2.05      23,707    100%
29185-29225 Airport Drive           Romulus, MI                             1983      Bulk Warehouse       3.17      36,658    100%
29149-29165 Airport Drive           Romulus, MI                             1984      Bulk Warehouse       2.89      33,440    100%
29101-29115 Airport Drive           Romulus, MI                             1985      Bulk Warehouse       2.53      29,280    100%
29031-29045 Airport Drive           Romulus, MI                             1985      Bulk Warehouse       2.53      29,280    100%
29050-29062 Airport Drive           Romulus, MI                             1986      Bulk Warehouse       2.22      25,620    100%
29120-29134 Airport Drive           Romulus, MI                             1986      Bulk Warehouse       2.53      29,280    100%
29200-29214 Airport Drive           Romulus, MI                             1985      Bulk Warehouse       2.53      29,280    100%
9301-9339 Middlebelt Road           Romulus, MI                             1983      Bulk Warehouse       1.29      14,950    100%
46750 Port Street                   Plymouth, MI                            1995      Light Industrial     3.23      27,990    100%
                                                                                                                  ---------  -----
                                                                                      SUBTOTAL OR AVERAGE         4,697,554     94%
                                                                                                                  ---------  -----

                                                                                                          LAND             OCCUPANCY
                                         LOCATION                        YEAR BUILT/   BUILDING           AREA                AT
BUILDING ADDRESS                       (CITY/STATE)        ENCUMBRANCES   RENOVATED     TYPE             (ACRES)   GLA     12/31/96
--------------------                --------------------   ------------  -----------  ---------          -------   ---     --------
GRAND RAPIDS
------------
3232 Kraft Avenue                   Grand Rapids, MI          (b)            1988    Bulk Warehouse      13.15    216,000     88%
8181 Logistics Drive                Grand Rapids, MI          (b)            1990    Bulk Warehouse      10.00    222,000    100%
5062 Kendrick Court SE              Grand Rapids, MI          (b)            1987    Bulk Warehouse       2.06     31,750    100%
2 84th Street SW                    Grand Rapids, MI          (a)            1986    Bulk Warehouse       3.01     30,000    100%
100 84th Street SW                  Grand Rapids, MI          (a)            1979    Bulk Warehouse       4.20     81,000    100%
150 84th Street SW                  Grand Rapids, MI          (a)            1977    Light Industrial     1.95     16,000    100%
511 76th Street SW                  Grand Rapids, MI          (a)            1986    Bulk Warehouse      14.44    202,500     95%
553 76th Street SW                  Grand Rapids, MI          (a)            1985    Light Industrial     1.16     10,000     64%
555 76th Street SW                  Grand Rapids, MI          (a)            1987    Bulk Warehouse      12.50    200,000     75%
2925 Remico Avenue SW               Grand Rapids, MI          (a)            1988    Bulk Warehouse       3.40     66,505    100%
2935 Walkent Court NW               Grand Rapids, MI          (a)            1991    Bulk Warehouse       6.13     64,961      0%
3300 Kraft Avenue SE                Grand Rapids, MI          (a)            1987    Bulk Warehouse      11.57    200,000    100%
3366 Kraft Avenue SE                Grand Rapids, MI          (a)            1987    Bulk Warehouse      12.35    200,000     97%
4939 Starr Avenue                   Grand Rapids, MI          (a)            1985    Bulk Warehouse       3.87     30,000    100%
5001 Kendrick Court SE              Grand Rapids, MI          (a)            1983    Bulk Warehouse       4.00     61,500     51%
5050 Kendrick Court SE              Grand Rapids, MI          (a)            1988    Bulk Warehouse      26.94    413,500    100%
5015 52nd Street SE                 Grand Rapids, MI          (a)            1987    Bulk Warehouse       4.11     61,250    100%
5025 28th Street                    Grand Rapids, MI          (a)            1967    Light Industrial     3.97     14,400    100%
5079 33rd Street SE                 Grand Rapids, MI          (a)            1990    Bulk Warehouse       6.74    109,875    100%
5333 33rd Street SE                 Grand Rapids, MI          (a)            1991    Bulk Warehouse       8.09    101,250    100%
5130 Patterson Avenue SE            Grand Rapids, MI          (a)            1987    Bulk Warehouse       6.57     30,000    100%
425 Gordon Industrial Court         Grand Rapids, MI                         1990    Bulk Warehouse       8.77    156,875    100%
2851 Prairie Street                 Grand Rapids, MI                         1989    Bulk Warehouse       5.45    117,251    100%
2945 Walkent Court                  Grand Rapids, MI                         1993    Bulk Warehouse       4.45     93,374    100%
537 76th Street                     Grand Rapids, MI                         1987    Bulk Warehouse       5.26     80,000     50%
                                                                                                                ---------   ----
                                                                                     SUBTOTAL OR AVERAGE        2,809,991     92%
                                                                                                                ---------   ----
INDIANAPOLIS
------------
2900 N. Shadeland Avenue            Indianapolis, IN          (c)       1957/1992    Bulk Warehouse      60.00    976,273     98%
1445 Brookville Way                 Indianapolis, IN          (c)            1989    Light Industrial     8.79    115,200     96%
1440 Brookville Way                 Indianapolis, IN          (c)            1990    Bulk Warehouse       9.64    166,400    100%
1240 Brookville Way                 Indianapolis, IN          (c)            1990    Bulk Warehouse       3.50     63,000     60%
1220 Brookville Way                 Indianapolis, IN          (c)            1990    Light Industrial     2.10     10,000    100%
1345 Brookville Way                 Indianapolis, IN          (d)            1992    Light Industrial     5.50    132,000     98%
1350 Brookville Way                 Indianapolis, IN          (c)            1994    Bulk Warehouse       2.87     38,460    100%
1315 Sadlier Circle E. Drive        Indianapolis, IN          (d)       1970/1992    Light Industrial     1.33     14,000    100%
1341 Sadlier Circle E. Drive        Indianapolis, IN          (d)       1971/1992    Light Industrial     2.03     32,400    100%
1322-1438 Sadlier Circle E. Drive   Indianapolis, IN          (d)       1971/1992    Light Industrial     3.79     36,000     97%
1327-1441 Salider Dircle E. Drive   Indianapolis, IN          (d)            1992    Light Industrial     5.50     54,000    100%
1304 Sadlier Circle E. Drive        Indianapolis, IN          (d)       1971/1992    Light Industrial     2.42     17,600    100%
1402 Sadlier Circle E. Drive        Indianapolis, IN          (d)       1970/1992    Light Industrial     4.13     40,800    100%
1504 Sadlier Circle E. Drive        Indianapolis, IN          (d)       1971/1992    Light Industrial     4.14     54,000    100%
1311 Sadlier Circle E. Drive        Indianapolis, IN          (d)       1971/1992    Light Industrial     1.78     13,200    100%
1365 Sadlier Circle E. Drive        Indianapolis, IN          (d)       1971/1992    Light Industrial     2.16     30,000    100%
1352-1354 Sadlier Circle E. Drive   Indianapolis, IN          (d)       1970/1992    Light Industrial     3.50     44,000    100%
1338 Sadlier Circle E. Drive        Indianapolis, IN          (d)       1971/1992    Light Industrial     1.20     20,000    100%
1327 Sadlier Circle E. Drive        Indianapolis, IN          (d)       1971/1992    Light Industrial     1.20     12,800    100%
1428 Sadlier Circle E. Drive        Indianapolis, IN          (d)       1971/1992    Light Industrial     2.49      5,000    100%
1230 Brookville Way                 Indianapolis, IN          (c)            1995    Light Industrial     1.96     15,000    100%
6951 E. 30th Street                 Indianapolis, IN                         1995    Light Industrial     3.81     44,000    100%
6701 E. 30th Street                 Indianapolis, IN                         1992    Light Industrial     3.00      7,820    100%
6737 E. 30th Street                 Indianapolis, IN                         1995    Bulk Warehouse      11.01     87,500    100%
6555 E. 30th Street                 Indianapolis, IN                    1969/1981    Bulk Warehouse      37.00    327,997    100%
2432-2436 Shadeland                 Indianapolis, IN                         1968    Light Industrial     4.57     70,560    100%
8402-8440 E. 33rd Street            Indianapolis, IN                         1977    Light Industrial     4.70     55,200     97%
8520-8630 E. 33rd Street            Indianapolis, IN                         1976    Light Industrial     5.30     81,000    100%
8710-8768 E. 33rd Street            Indianapolis, IN                         1979    Light Industrial     4.70     43,200    100%
3316-3346 N. Pagosa Court           Indianapolis, IN                         1977    Light Industrial     5.10     81,000    100%
3331 Raton Court                    Indianapolis, IN                         1979    Light Industrial     2.80     35,000    100%
                                                                                                                ---------  -----
                                                                                     SUBTOTAL OR AVERAGE        2,723,410     98%
                                                                                                                ---------  -----

                                                                                                          LAND             OCCUPANCY
                                         LOCATION                        YEAR BUILT/   BUILDING           AREA                AT
BUILDING ADDRESS                       (CITY/STATE)        ENCUMBRANCES   RENOVATED     TYPE             (ACRES)   GLA     12/31/96
--------------------                --------------------   ------------  -----------  ---------          -------   ---     --------
MILWAUKEE
---------
N25 W23050 Paul Road                Pewaukee, WI                (a)         1989     Light Industrial     4.50   37,765      100%
N25 W23255 Paul Road                Pewaukee, WI                (a)         1987     Light Industrial     4.80   55,940      100%
N27 W23293 Roundy Drive             Pewaukee, WI                (a)         1989     Light Industrial     3.64   39,468      100%
6523 N. Sidney Place                Glendale, WI                            1978     Light Industrial     4.00   43,440      100%
8800 W. Bradley                     Milwaukee, WI                           1982     Light Industrial     8.00   78,000      100%
1435 North 113th Street             Wauwatosa, WI                           1993     Light Industrial     4.69   51,950      100%
                                                                                                                -------     ----
                                                                                     SUBTOTAL OR AVERAGE        306,563      100%
                                                                                                                -------     ----
MINNEAPOLIS/ST. PAUL
--------------------
2700 Freeway Boulevard              Brooklyn Center, MN         (b)         1981     Light Industrial     7.76   78,741       85%
6503-6545 Cecilia Circle            Bloomington, MN             (a)         1980     Light Industrial     9.65   74,118       81%
6403-6437 Cecilia Drive             Bloomington, MN             (a)         1980     Light Industrial     9.65   87,322      100%
1275 Corporate Center Drive         Eagan, MN                   (a)         1990     Bulk Warehouse       1.50   19,675      100%
1279 Corporate Center Drive         Eagan, MN                   (a)         1990     Bulk Warehouse       1.50   19,792      100%
2815 Eagandale Boulevard            Eagan, MN                   (a)         1990     Bulk Warehouse       2.20   29,106      100%
6201 West 111th Street              Bloomington, MN             (a)         1987     Bulk Warehouse      37.00  424,866      100%
6925-6943 Washington Avenue         Edina, MN                   (a)         1972     Light Industrial     2.75   37,169       94%
6955-6973 Washington Avenue         Edina, MN                   (a)         1972     Light Industrial     2.25   31,189       92%
7251-7267 Washington Avenue         Edina, MN                   (a)         1972     Light Industrial     1.82   26,250      100%
7301-7325 Washington Avenue         Edina, MN                   (a)         1972     Light Industrial     1.92   27,287      100%
7101 Winnetka Avenue North          Brooklyn Park, MN           (a)         1990     Light Industrial    14.18  252,978      100%
7600 Golden Triangle Drive          Eden Prairie, MN            (a)         1989     Light Industrial     6.79   73,855       88%
7830-7848 12th Avenue South         Bloomington, MN             (a)         1978     Light Industrial     8.11   82,837      100%
7850-7890 12th Avenue South         Bloomington, MN             (a)         1978     Light Industrial     8.11   67,271      100%
7900 Main Street Northeast          Fridley, MN                 (a)         1973     Bulk Warehouse       6.09   97,020      100%
7901 Beech Street Northeast         Fridley, MN                 (a)         1975     Bulk Warehouse       6.07   97,020      100%
9901 West 74th Street               Eden Prairie, MN            (a)      1983/88     Bulk Warehouse       8.86  150,000      100%
10120 W. 76th Street                Eden Prairie, MN                        1987     Light Industrial     4.52   57,798       85%
7615 Golden Triangle                Eden Prairie, MN                        1987     Light Industrial     4.61   52,820       92%
10175-10205 Crosstown Circle        Eden Prairie, MN            (a)         1980     Light Industrial     2.30   30,219       95%
11201 Hampshire Avenue South        Bloomington, MN             (a)         1986     Light Industrial     5.90   60,480      100%
12270-12274 Nicollet Avenue         Burnsville, MN              (a)      1989/90     Light Industrial     1.80   17,116      100%
12250-12268 Nicollet Avenue         Burnsville, MN              (a)      1989/90     Light Industrial     4.30   42,465       91%
12220-12230 Nicollet Avenue         Burnsville, MN              (a)      1989/90     Light Industrial     2.40   23,607       78%
305 2nd Street Northwest            Minneapolis, MN             (a)         1991     Light Industrial     5.43   62,293       99%
953 Westgate Drive                  Minneapolis, MN             (a)         1991     Light Industrial     3.17   51,906      100%
980 Lone Oak Road                   Minneapolis, MN             (a)         1992     Light Industrial    11.40  154,950      100%
990 Lone Oak Road                   Minneapolis, MN             (a)         1989     Light Industrial    11.41  153,607       79%
1030 Lone Oak Road                  Minneapolis, MN             (a)         1988     Bulk Warehouse       6.30   83,076      100%
1060 Lone Oak Road                  Minneapolis, MN             (a)         1988     Light Industrial     6.50   82,728      100%
5400 Nathan Lane                    Minneapolis, MN             (a)         1990     Light Industrial     5.70   72,089      100%
6464 Sycamore Court                 Minneapolis, MN             (a)         1990     Light Industrial     6.40   79,702       80%
6701 Parkway Circle                 Brooklyn Center, MN                     1987     Light Industrial     4.44   75,000      100%
6601 Shingle Creek Parkway          Brooklyn Center, MN                     1985     Light Industrial     4.59   68,899       99%
7625 Golden Triangle                Eden Prairie, MN                        1987     Light Industrial     4.61   73,125      100%
2605 Fernbrook Lane North           Plymouth, MN                            1987     Light Industrial     6.37   80,769       90%
12155 Nicollet Avenue               Burnsville, MN                          1995     Bulk Warehouse       5.80   48,000      100%
6655 Wedgewood Road                 Maple Grove, MN                         1989     Light Industrial    17.88  131,288      100%
900 Apollo Road                     Eagan, MN                               1970     Bulk Warehouse      39.00  312,265      100%
7316 Aspen Lane North               Brooklyn Park, MN                       1978     Bulk Warehouse       6.63   97,640      100%
6707 Shingle Creek Parkway          Brooklyn Center, MN                     1986     Light Industrial     4.22   75,939      100%
73rd Avenue North                   Brooklyn Park, MN                       1995     Light Industrial     4.46   59,782      100%
1905 W. Country Road C              Roseville, MN                           1993     Light Industrial     4.60   47,735      100%
2730 Arthur Street                  Roseville, MN                           1995     Light Industrial     6.06   74,337      100%
10205 51st Avenue North             Plymouth, MN                            1990     Light Industrial     2.00   30,476      100%
4100 Peavey Road                    Chaska, MN                              1988     Light Industrial     8.27   78,029       77%
11300 Hampshire Avenue South        Bloomington, MN                         1983     Bulk Warehouse       9.94  129,950       97%
375 Rivertown Drive                 Woodbury, MN                            1996     Bulk Warehouse      11.33  172,800      100%
5205 Highway 169                    Plymouth, MN                            1960     Light Industrial     7.92   97,770       95%
6451-6595 Citywest Parkway          Eden Prairie, MN                        1984     Light Industrial     6.98   83,189       95%
7100-7198 Shady Oak Road      (g)   Eden Prairie, MN                        1982     Bulk Warehouse      14.44  187,777      100%

                                                                                                          LAND             OCCUPANCY
                                         LOCATION                        YEAR BUILT/   BUILDING           AREA                AT
BUILDING ADDRESS                       (CITY/STATE)        ENCUMBRANCES   RENOVATED     TYPE             (ACRES)   GLA     12/31/96
--------------------                --------------------   ------------  -----------  ---------          -------   ---     --------
7550-7588 Washington Square         Eden Prairie, MN                        1975     Light Industrial               29,739    100%
7500-7546 Washington Square         Eden Prairie, MN                        1975     Light Industrial               44,600    100%
5240-5300 Valley Industrial Blvd    Eden Prairie, MN                        1973     Light Industrial               80,000    100%
                                                                                                                ----------   ----
                                                                                     SUBTOTAL OR AVERAGE         4,776,461     97%
                                                                                                                ----------   ----
NASHVILLE
---------
1621 Heil Quaker Boulevard          Nashville, TN             (b)           1975     Bulk Warehouse      11.29     160,661    100%
220 Great Circle Drive              Nashville, TN             (a)           1979     Light Industrial     5.32      76,169     95%
230 Great Circle Drive              Nashville, TN             (a)           1981     Light Industrial     4.69      71,673    100%
240 Great Circle Drive              Nashville, TN             (a)           1982     Light Industrial     5.06      79,425     95%
417 Harding Industrial Drive        Nashville, TN             (a)           1972     Bulk Warehouse      13.70     207,440    100%
501 Harding Industrial Drive        Nashville, TN             (a)           1975     Bulk Warehouse       8.81     202,128    100%
521 Harding Industrial Drive        Nashville, TN             (a)           1977     Bulk Warehouse       7.73     190,000    100%
3099 Barry Drive                    Portland, TN                            1995     Bulk Warehouse       6.20     109,058    100%
3150 Barry Drive                    Portland, TN                            1993     Bulk Warehouse      26.32     268,253    100%
5599 Highway 31 West                Portland, TN                            1995     Bulk Warehouse      20.00     161,500    100%
                                                                                                                ----------   ----
                                                                                     SUBTOTAL OR AVERAGE         1,526,307    100%
                                                                                                                ----------   ----
ST. LOUIS
---------
8921-8957 Frost Avenue              Hazelwood, MO             (b)           1971     Bulk Warehouse       2.00     100,000    100%
9043-9083 Frost Avenue              Hazelwood, MO             (b)           1970     Bulk Warehouse       2.69     145,000    100%
2121 Chapin Industrial Drive        Vinita Park, MO           (a)        1969/87     Light Industrial    23.40     280,905    100%
1200 Andes Boulevard                Creve Couer, MO           (a)           1967     Bulk Warehouse       2.77      66,600    100%
1248 Andes Boulevard                Creve Couer, MO           (a)           1967     Light Industrial     3.15      60,708    100%
1208-1226 Ambassador Blvd.          Creve Couer, MO           (a)           1966     Bulk Warehouse       2.11      49,600    100%
1250 Ambassador Boulevard           Creve Couer, MO           (a)           1967     Bulk Warehouse       1.52      31,500    100%
1503-1525 Fairview Industrial       Overland, MO              (a)           1967     Bulk Warehouse       2.18      46,431    100%
2441-2445 Northline Industrial      Maryland Heights, MO      (a)           1967     Bulk Warehouse       2.02      42,090    100%
2462-2470 Schuetz Road              Maryland Heights, MO      (a)           1965     Bulk Warehouse       2.28      43,868    100%
10431-10449 Midwest Industrial      Overland, MO              (a)           1967     Bulk Warehouse       2.40      55,125     99%
10751 Midwest Industrial Blvd.      St. Louis, MO             (a)           1965     Light Industrial     1.70      44,100    100%
11632-11644 Fairgrove Industrial    Maryland Heights, MO      (a)           1967     Bulk Warehouse       1.52      31,484    100%
11652-11666 Fairgrove Industrial    Maryland Heights, MO      (a)           1966     Bulk Warehouse       1.92      31,484    100%
11674-11688 Fairgrove Industrial    Maryland Heights, MO      (a)           1967     Bulk Warehouse       1.53      31,500    100%
2337 Centerline Drive               Maryland Heights, MO                    1967     Bulk Warehouse       3.46      75,600    100%
6951 N. Hanley                  (f) Hazelwood, MO                           1965     Bulk Warehouse       9.50     122,813    100%
                                                                                                                ----------   ----
                                                                                     SUBTOTAL OR AVERAGE         1,258,808    100%
                                                                                                                ----------   ----
OTHER
-----
2800 Airport Road               (h) Denton, TX                (a)           1965     Light Industrial    29.99     222,403    100%
3501 Maple Street                   Abilene, TX               (a)           1980     Bulk Warehouse      34.42     123,700    100%
4200 West Harry Street          (g) Wichita, KS               (a)           1968     Bulk Warehouse      21.45     177,655    100%
Industrial Park No. 2               West Lebanon, NH          (a)           1968     Light Industrial    10.27     156,200    100%
                                                                                                                ----------   ----
                                                                                     SUBTOTAL OR AVERAGE           679,958    100%
                                                                                                                ----------   ----
                                                                                     TOTAL                      32,700,069     97%
                                                                                                                ==========   ====

(a) These properties collateralize the 1994 Mortgage Loan (hereinafter defined).
(b) These properties collateralize the 1995 Mortgage Loan (hereinafter defined).
(c) These properties collateralize the CIGNA Loan (hereinafter defined).
(d) These properties collateralize the Assumed Loans (hereinafter defined).
(e) These properties collateralize the Harrisburg Mortgage Loan (hereinafter defined).
(f) Comprised of two properties.
(g) Comprised of three properties.
(h) Comprised of five properties.

     TENANT AND LEASE INFORMATION

     The Company has a diverse base of more than 990 tenants engaged in a wide variety of businesses including manufacturing, retailing, wholesale trade, distribution and professional services. Most leases have an initial term of between three and five years and provide for periodic rental increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 1996, approximately 97% of the GLA of the properties was leased, and no single tenant or group of related tenants accounted for more than 2.1% of the Company's rent revenues, nor did any single tenant or group of related tenants occupy more than 2.4%, of the Company's total GLA as of December 31, 1996.

     The following table shows scheduled lease expirations for all leases for the Company's properties as of December 31, 1996.

                       NUMBER OF                 PERCENTAGE OF    ANNUAL BASE RENT    PERCENTAGE OF TOTAL
      YEAR OF           LEASES         GLA            GLA          UNDER EXPIRING      ANNUAL BASE RENT
  EXPIRATION (1)       EXPIRING    EXPIRING (2)    EXPIRING            LEASES              EXPIRING
-------------------  ------------  ------------  -------------    ----------------  -----------------------
                                                                   (In Thousands)

         1997            274       5,526,896       17.5%            $    20,868               17.0%
         1998            253       5,903,934       18.7                  23,866                19.4
         1999            221       5,395,706       17.1                  21,295                17.3
         2000            136       4,492,598       14.2                  18,453                15.0
         2001            108       4,438,680       14.1                  15,959                13.0
         2002             28       1,021,689        3.3                   4,575                 3.8
         2003             25       1,456,219        4.6                   5,678                 4.6
         2004             10       1,081,594        3.4                   3,185                 2.6
         2005             10         769,068        2.4                   3,216                 2.6
         Thereafter       19       1,492,901        4.7                   5,791                 4.7
         Total         1,084      31,579,285      100.0%            $   122,886              100.0%
                      ======      ==========     =======           ============         ===========

--------------------
(1) Lease expirations as of December 31, 1996, assuming tenants do not exercise existing renewal, termination, or purchase options.
(2)   Does not include existing vacancies of 1,120,784 aggregate square feet.

     MORTGAGE LOANS

     Contemporaneously with the consummation of the Initial Offering, the Financing Partnership borrowed $300 million under a mortgage loan (the "1994 Mortgage Loan") from an institutional lender. The 1994 Mortgage Loan matures June 30, 1999 unless extended by the Financing Partnership, subject to certain conditions, for an additional two year period, thereby maturing on June 30, 2001. The 1994 Mortgage Loan provides for interest only payments which have been effectively fixed at a rate of 6.97% through June 30, 2001 by certain interest rate protection agreements. The 1994 Mortgage Loan is collateralized by first mortgage liens on 195 properties owned by the Financing Partnership. The 1994 Mortgage Loan may not be prepaid prior to January 1, 1998. Subsequent to December 31, 1997, the 1994 Mortgage Loan may be prepaid in whole or in part, with a 2% premium in 1998 and thereafter without premium.

     On December 29, 1995, the Mortgage Partnership borrowed $40.2 million under a mortgage loan (the "1995 Mortgage Loan") from an institutional lender. In the first quarter of 1996, the Company made a one-time paydown of $.2 million on the 1995 Mortgage Loan decreasing the outstanding balance to $40 million. The 1995 Mortgage Loan matures on January 11, 2026. The 1995 Mortgage Loan provides for interest at a fixed interest rate of 7.22% per annum through January 11, 2003, and provides for interest only payments through January 11, 1998, with monthly principal and interest payments required subsequently based on a 28-year amortization schedule. After January 11, 2003, the interest rate adjusts based on a predetermined formula based on the applicable Treasury rate. The 1995 Mortgage Loan is collateralized by first mortgage liens on 23 properties owned by the Mortgage Partnership. The 1995 Mortgage Loan may be prepaid only after December 31, 1997, in whole or in part and in exchange for a yield maintenance premium.

     On December 14, 1995, the Company, through the Harrisburg Partnership, entered into an approximately $6.6 million mortgage loan (the "Harrisburg Mortgage Loan") collateralized by three properties in Harrisburg, Pennsylvania. This loan bears interest at a rate of LIBOR plus 1.5% or the prime rate plus 2.25%, at the Company's option, provides for monthly principal and interest payments commencing after May 31, 1996, based on a 26.5-year amortization schedule, and matures on December 15, 2000. The Harrisburg Mortgage Loan may be repaid only after December 15, 1997 in exchange for a prepayment premium.

     On March 20, 1996, the Company, through the Operating Partnership and the Indianapolis Partnership, entered into an approximately $36.7 million mortgage loan (the "CIGNA Loan") that is collateralized by seven properties in Indianapolis, Indiana and three properties in Cincinnati, Ohio. The CIGNA Loan bears interest at a fixed interest rate of 7.5% and provides for monthly principal and interest payments based on a 25-year amortization schedule. The
CIGNA Loan will mature on April 1, 2003.   The CIGNA Loan may be prepaid only
after April 30, 1999 in exchange for the greater of a 1% premium or a yield maintenance premium.

     On March 20, 1996, the Company, through the Operating Partnership, assumed an approximately $6.4 million mortgage loan and an approximately $3.0 million mortgage loan (together, the "Assumed Loans") that are collateralized by 13 properties in Indianapolis, Indiana and one property in Indianapolis, Indiana, respectively. The Assumed Loans bear interest at a fixed rate of 9.25% and provide for monthly principal and interest payments based on a 16.75-year amortization schedule. The Assumed Loans will mature on January 1, 2013. The Assumed Loans may be prepaid only after December 22, 1999 in exchange for the greater of a 1% premium or a yield maintenance premium.


     PROPERTY MANAGEMENT

     At December 31, 1996, Company employees managed 358 of the Company's 379
properties.   Twenty-one properties were managed at the local level by parties other than the Company, with oversight by the Company's Senior Regional Directors. In each of these cases, the Company retains control over all leasing, capital investment decisions, rent collection, accounting and most operational decisions, allowing its local third-party managers limited operational authority.


ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in several legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material impact on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   MARKET INFORMATION

     The following table sets forth for the periods indicated the high and low closing prices per share and distributions paid per share for the Company's common stock which trades on the New York Stock Exchange under the trading symbol FR.

                                                                DISTRIBUTION
        QUARTER ENDED                 HIGH       LOW              DECLARED
        -------------                 ----       ---        -------------------
        December 31, 1996            $30 7/8     $24 7/8           $.5050
        September 30, 1996            26          22 1/2            .4875
        June 30, 1996                 24 5/8      21 3/4            .4875
        March 31, 1996                25          21 3/8            .4875
        December 31, 1995             22 1/2      19 3/8            .4875
        September 30, 1995            20 1/2      19 1/2            .4725
        June 30, 1995                 20 1/2      17 3/8            .4725
        March 31, 1995                19 5/8      17 3/4            .4725

     The Company had 308 common stockholders of record as of March 20, 1997.

     The Company has determined that, for federal income tax purposes, approximately 65.97% of the total $1.9675 in distributions per share paid with respect to 1996 represents ordinary dividend income to its stockholders, while the remaining 34.03% represents a return of capital. In order to maintain its status as a REIT, the Company is required to meet certain tests, including distributing at least 95% of its REIT taxable income, or approximately $1.39 per share for 1996.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

     The following sets forth selected financial and operating data for the Company on a pro forma and historical consolidated basis and the Contributing Businesses on a historical combined basis. The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The pro forma statement of operations for the year ended December 31, 1994 includes the historical results of the Company's operations from July 1, 1994 to December 31, 1994, and for the period of January 1, 1994 to June 30, 1994 and were prepared as if the Initial Offering and the related transactions had occurred on January 1, 1994. The historical statements of operations for the years ended December 31, 1996 and 1995, and the six months ended December 31, 1994 include the results of operations of the Company as derived from the Company's audited financial statements. The historical balance sheet data and other data as of December 31, 1996, 1995 and 1994, and June 30, 1994 (unaudited) include the balances of the Company. The historical balance sheet data as of December 31, 1993 and 1992, and the six months ended June 30, 1994 and the combined statements of operations for the years ended December 31, 1993 and 1992, have been derived from the historical financial statements of the Contributing Businesses. In the opinion of management, financial data as of and for the periods ended June 30, 1994, December 31, 1993 and 1992 include all adjustments necessary to present fairly the information set forth therein.

                                                              THE COMPANY                          CONTRIBUTING BUSINESSES
                                            -----------------------------------------------  ------------------------------------
                                                                                                          HISTORICAL
                                                                                 HISTORICAL  ------------------------------------
                                            HISTORICAL   HISTORICAL   PRO FORMA     SIX          SIX            YEAR ENDED
                                               YEAR       YEAR          YEAR       MONTHS       MONTHS          DECEMBER 31,
                                              ENDED       ENDED         ENDED      ENDED        ENDED     -----------------------
                                             12/31/96    12/31/95     12/31/94    12/31/94     6/30/94       1993        1992
                                           -----------  ----------   ----------  ----------  ----------   ----------  -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE, RATIO AND PROPERTY DATA)
STATEMENTS OF OPERATIONS DATA:
Total Revenues..........................   $   140,055  $  106,486   $   87,923  $   46,570  $   22,816   $   33,237  $    31,145
Property Expenses.......................        39,224      28,302       22,714      11,853       6,036        8,832        7,308
General & Administrative Expense........         4,018       3,135        2,310       1,097         795        1,416        1,699
Interest Expense........................        28,954      28,591       19,528      10,588      11,773       18,187       18,350
Amortization of Interest Rate
Protection Agreements and
Deferred Financing Cost ................         3,286       4,438        6,113       2,904         858          997        1,644
Depreciation and Other Amortization             28,049      22,264       19,189       9,802       4,744        7,105        6,328
Loss from Disposition of Interest
Rate Protection Agreement (a)...........           ---       6,410          ---         ---         ---          ---          ---
Management and Construction
Income (Loss), Net......................           ---         ---          ---         ---        (81)         (99)          136
Gain on Sales of Properties.............         4,344         ---          ---         ---         ---          ---          ---
Minority Interest.......................         2,931         997        1,405         778         ---          ---          ---
                                           -----------  ----------   ----------  ----------  ----------   ----------  -----------
Income (Loss) Before
Extraordinary Items.....................        37,937      12,349       16,664       9,548      (1,471)     (3,399)      (4,048)
Extraordinary Gain (Loss) (b)...........       (2,273)         ---          ---         ---      (1,449)         ---        2,340
                                           -----------  ----------   ----------  ----------  ----------   ----------  -----------
Net Income (Loss).......................       $35,664  $   12,349   $   16,664  $    9,548  $   (2,920)  $  (3,399)  $   (1,708)
                                                                                             ===========  ==========  ===========
Preferred Stock Dividends...............       (3,919)       (468)          ---         ---
                                           -----------  ----------   ----------  ----------
Net Income Available to Common
Stockholders............................   $    31,745  $   11,881   $   16,664  $    9,548
                                           ===========  ==========   ==========  ==========
Net Income Available to Common
Stockholders Per Share..................   $      1.28  $      .63   $      .92  $      .51
                                           ===========  ==========   ==========  ==========
Net Income Available to Common
Stockholders Before
Extraordinary Loss Per Share............   $      1.37  $      .63   $      .92  $      .51
                                           ===========  ==========   ==========  ==========
Distributions Per Share.................   $    1.9675  $    1.905               $     .945
                                           ===========  ==========               ==========
Weighted Average Number of
Common Shares Outstanding...............        24,756      18,889       18,182      18,881
                                           ===========  ==========   ==========  ==========
BALANCE SHEET DATA (END OF PERIOD):
Real Estate, Before Accumulated
Depreciation............................   $ 1,050,779  $  757,516               $  669,608  $   597,504  $  209,177  $   192,053
Real Estate, After Accumulated
Depreciation............................       959,322     688,767                  620,294      556,902     171,162      160,735
Total Assets............................     1,022,600     753,904                  691,081      616,767     189,789      175,693
Mortgage Loans, Acquisition
Facilities Payable,  Construction
Loans and Promissory Notes
Payable.................................       406,401     399,958                  348,700      305,000     179,568      168,659
Mortgage Loans (affiliated).............           ---         ---                      ---          ---       7,624        7,951
Total Liabilities.......................       447,178     426,972                  374,849      323,703     227,553      208,569
Stockholders' Equity/ (Net Deficit).....       532,561     306,023                  292,420      269,326    (37,764)     (32,876)
OTHER DATA:
Cash Flows From Operating Activities....   $    62,621  $   38,541               $   18,033  $     5,026  $    8,700  $     1,877
Cash Flows From Investing Activities....     (240,571)    (84,159)                 (73,840)    (374,757)    (17,124)      (2,317)
Cash Flows From Financing
Activities..............................       176,677      45,420                   57,475      374,152       9,093        1,250
Funds From Operations ("FFO") (c).......        60,546      41,428                   20,128        3,273       3,706        2,280
Ratio of Earnings to Fixed
Charges and Preferred Stock
Dividends (d)...........................         1.88x       1.56x                    1.76x      --- (e)     --- (e)      --- (e)
Total Properties (f)....................           379         271                      246          226         124          118
Total GLA in sq.ft (f)..................    32,700,069  22,562,755               19,169,321   17,393,813   6,376,349    5,883,730
Occupancy % (f).........................           97%         97%                      97%          97%         94%          92%
==================================================================================================================================

(a)  One-time loss from disposition of Interest Rate Protection Agreement.
(b) Upon consummation of the Initial Offering in June 1994, certain Contributing Businesses' loans were repaid and the related unamortized deferred financing fees totaling $1,449 were written off. In 1996, the Company terminated certain revolving credit facilities and construction loans before their contractual maturity date. The resulting write-off of unamortized deferred financing costs and prepayment fee incurred to retire the above mentioned credit facilities and loans was $2,273.
(c) Management considers funds from operations to be one financial measure of the operating performance of an equity REIT that provides a relevant basis for comparison among REITs and it is presented to assist investors in analyzing the performance of the Company. In accordance with the National Association of Real Estate Investment Trusts' definition of funds from operations, the Company calculates funds from operations to be equal to net income, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, excluding amortization of deferred financing costs and interest rate protection agreements, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends and distributions. Funds from operations should not be considered as a substitute for net income as a measure of results of operations or for cash flow from operating activities calculated in accordance with generally accepted accounting principles as a measure of liquidity. Funds from operations as calculated by the Company may not be comparable to similarly titled but differently calculated measures of other REITs. The following is a reconciliation of net income to funds from operations:


                                              The Company                   Contributing Businesses
                                  ---------------------------------    ---------------------------------
                                                         Six Months    Six Months
                                  Year Ended  Year Ended    Ended        Ended    Year Ended  Year Ended
                                   12/31/96    12/31/95   12/31/94      6/30/94    12/31/93    12/31/92
                                  ----------  ---------- ----------    ---------- ----------  ----------
Net Income (Loss) Available to
Common Stockholders.............    $31,745    $11,881    $ 9,548       $(2,920)   $(3,399)   $(1,708)
Adjustments:
Depreciation and Other
Amortization....................     27,941     22,140      9,802          4,744     7,105      6,328
Disposition of Interest Rate
Protection Agreement............        ---      6,410        ---            ---       ---        ---
Gain on Sales of Properties.....     (4,344)       ---        ---            ---       ---        ---
Extraordinary Items.............      2,273        ---        ---          1,449       ---     (2,340)
Minority Interest...............      2,931        997        778            ---       ---        ---
                                    -------    -------    -------       --------   -------    -------
Funds From Operations...........    $60,546    $41,428    $20,128       $  3,273   $ 3,706    $ 2,280
                                    =======    =======    =======       ========   =======    =======

(d) For purposes of computing the ratios of earnings to fixed charges and preferred stock dividends, earnings have been calculated by adding fixed charges (excluding capitalized interest) to income (loss) before disposition of interest rate protection agreement, gain on sales of properties, minority interest and extraordinary items. Fixed charges consist of interest costs, whether expensed or capitalized, and amortization of interest rate protection agreement(s) and deferred financing costs.
(e) Earnings were inadequate to cover fixed charges by approximately $1.4 million, $3.4 million and $4.3 million for the six months ended June 30, 1994 and the years ended December 31, 1993 and 1992, respectively, which periods were prior to the Company's initial public offering.
(f)  As of end of period and excludes properties under development.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with "Selected Financial and Operating Data" and the historical Consolidated and Combined Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.


     RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

     At December 31, 1996, the Company owned 379 in-service properties containing approximately 32.7 million square feet of GLA, compared to 271 in-service properties with approximately 22.6 million square feet of GLA at December 31, 1995. During 1996, the Company acquired 112 properties containing approximately 10.4 million square feet of GLA, completed development of two properties totaling .2 million square feet of GLA and sold six properties totaling .4 million square feet of GLA.

     Revenues increased in 1996 over 1995 by $33.6 million or 31.5% due primarily to the properties acquired after December 31, 1994. Revenues from properties owned prior to January 1, 1995 increased in 1996 over 1995 by $3.2 million or 3.3% due primarily to increased rental rates upon renewal or replacement of tenant leases and additional amounts charged to tenants for additional property expenses incurred in 1996.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased in 1996 over 1995 by $10.9 million or 38.6% due primarily to properties acquired after December 31, 1994. For properties owned prior to January 1, 1995, property expenses increased in 1996 over 1995 by $1.2 million or 4.8% due to additional snow removal expenses incurred in the Minneapolis and Harrisburg metropolitan areas, additional repair and maintenance expenses incurred in the Chicago metropolitan area and increased real estate taxes in the majority of the Company's geographical markets.

     General and administrative expense increased in 1996 over 1995 by $.9 million due primarily to the additional expenses associated with managing the Company's growing operations (including additional professional fees relating to additional properties owned and personnel to manage and expand the Company's business).

     Interest expense increased from $28.6 million in 1995 to $29.0 million in 1996. The average outstanding debt balance was approximately $18.6 million higher in 1996 due to an increase in acquisition activity during the year; however, the resulting impact on interest expense was partially offset by lower interest rates in 1996 on the 1994 Acquisition Facility.

     Depreciation and amortization increased in 1996 over 1995 by $5.8 million due primarily to the additional depreciation and amortization related to the properties acquired after December 31, 1994.

     The $6.4 million loss from disposition of interest rate protection agreement in 1995 resulted from the replacement of the Company's interest rate protection agreement entered into in connection with the 1994 Mortgage Loan with new interest rate protection agreements. Approximately $6.3 million of the loss is a non-cash loss, representing the difference between the unamortized cost of the replaced interest rate protection agreement and the cost of the new interest rate agreements.

     The $4.3 million gain on sales of properties in 1996 resulted from the sale of three properties located in Huntsville, Alabama, one property located in Detroit, Michigan, one property located in Grand Rapids, Michigan and one property located in Atlanta, Georgia. Gross proceeds for these property sales totaled approximately $15.0 million.

     The $2.3 million extraordinary loss in 1996 represents the write-off of unamortized deferred financing costs and a prepayment fee for loans that were paid off in full and retired in 1996.


COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

     The results of operations for the year ended December 31, 1994 include the operations of the Contributing Businesses from January 1, 1994 through June 30, 1994 and the operations of the Company from July 1, 1994 through December 31, 1994.

     At December 31, 1995, the Company owned 271 in-service properties containing approximately 22.6 million square feet of GLA, compared to 246 in-service properties with approximately 19.2 million square feet of GLA at December 31, 1994. Acquisitions of 20 properties containing approximately 2.8 million square feet of GLA were made between December 31, 1994 and December 31,
1995.   Also during 1995, the Company completed development of five properties and expansions of three properties already owned by the Company totaling approximately .6 million square feet of GLA.

     Revenues increased in 1995 over 1994 by $37.1 million or 53.5% due primarily to the properties acquired after December 31, 1993. Revenues from properties owned prior to January 1, 1994 increased in 1995 over 1994 by $1.2 million or 3.2% due primarily to increased rental rates upon renewal or replacement of tenant leases and an increase in occupancy of certain properties located in the Detroit metropolitan area.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased in 1995 over 1994 by $10.4 million or 58.2% due primarily to properties acquired after December 31, 1993. For properties owned prior to January 1, 1994, property expenses increased in 1995 over 1994 by $.2 million or 1.6% due to general increases in operating expenses, partially offset by a decrease of real estate taxes for certain properties located in the Detroit metropolitan area.

     General and administrative expense increased in 1995 over 1994 by $1.2 million due primarily to the additional expenses associated with being a public company (including directors' fees, director and officer liability insurance, additional professional fees relating to additional properties and personnel to manage and expand the Company's business).

     Interest expense increased from $22.4 million in 1994 to $28.6 million in 1995. The increase reflects higher average debt levels in 1995 related to acquisition and development activity during the year, and higher average interest rates in 1995.

     Depreciation and amortization increased in 1995 over 1994 by $7.7 million due primarily to the additional depreciation and amortization related to the properties acquired after December 31, 1993.

     LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company's unrestricted cash and cash equivalents totaled $7.7 million and restricted cash totaled $11.8 million. Restricted cash includes $9.4 million of reserves required to be set aside for payments of tenant improvements, capital expenditures, interest, real estate taxes, insurance and potential environmental costs. The portion of the cash reserves relating to payments for potential environmental costs was established at the closing of the 1994 Mortgage Loan. Such amounts are distributed to the Company as expenditures are made and are not required to be replenished. The portion of cash reserves relating to payments for tenant improvements and capital expenditures was established at the closings of the 1994 Mortgage Loan and 1995 Mortgage Loan and such amounts are distributed to the Company as expenditures are made and are required to be replenished on a monthly basis. The portion of the cash reserves relating to payments for interest, real estate taxes and insurance for the 1994 Mortgage Loan and 1995 Mortgage Loan is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. Of the $11.8 million reserve referred to above, $.5 million relates to potential environmental costs, which was an amount negotiated with the lender under the 1994 Mortgage Loan. In each of 1996 and 1995, the Company incurred environmental costs of $.1 million. The Company estimates 1997 costs of approximately $.4 million. The Company estimates that the aggregate cost which may need to be expended in 1997 and beyond with regard to currently identified environmental issues will not exceed approximately $1.2 million, a substantial amount of which will be the primary responsibility of the tenant, the seller to the Company or another responsible party. This estimate was determined by a third party evaluation.

     Net cash provided by operating activities was $62.6 million for the year ended December 31, 1996 compared to $38.5 million for the year ended December 31, 1995 and $23.1 million for the year ended December 31, 1994. The increases are primarily due to increased net operating income as discussed in the "Results of Operations" above.

     Net cash used in investing activities was $240.6 million for the year ended December 31, 1996 compared to $84.2 million and $448.6 million for the years ended December 31, 1995 and December 31, 1994, respectively. The majority of the cash used in investing activities was for acquisition of new properties.

     Net cash provided by financing activities for the year ended December 31, 1996 increased to $176.7 million from $45.4 million for the year ended December 31, 1995, reflecting the issuance of 10.9 million shares of common stock offset in part by increased distributions to the common stockholders and Unit holders, dividends to the preferred stockholders and a net pay down on the 1994 Acquisition Facility. Net cash provided by financing activities for the year ended December 31, 1995 was $45.4 million, compared to $431.6 million for the year ended December 31, 1994, reflecting primarily debt and equity transactions relating to the Company's Initial Offering in June 1994 and an increase in indebtedness due to the properties acquired subsequent to the Initial Offering.

     Funds from operations increased by $19.1 million or 46.1% in 1996 compared to 1995 and increased by $18.0 million or 77.0% in 1995 compared to 1994 as a result of the factors discussed in the analysis of operating results above. Management considers funds from operations to be one financial measure of the operating performance of an equity REIT that provides a relevant basis for comparison among REITs and it is presented to assist investors in analyzing the performance of the Company. In accordance with the National Association of Real Estate Investment Trusts' definition of funds from operations, the Company calculates funds from operations to be equal to net income, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, excluding amortization of deferred financing costs and interest rate protection agreements, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends and distributions. Funds from operations should not be considered as a substitute for net income as a measure of results of operations or for cash flow from operating activities calculated in accordance with generally accepted accounting principles as a measure of liquidity. Funds from operations as calculated by the Company may not be comparable to similarly titled but differently calculated measures of other REITs.

     The ratio of earnings to fixed charges and preferred stock dividends was
1.88 for the year ended Dcember 31, 1996 compared to 1.56 for the year ended December 31, 1995 and 1.34 for the year ended December 31, 1994. The increases are primarily due to increased net operating income as discussed in the "Results of Operations" above.

     In 1996, the Company acquired 112 industrial properties comprising approximately 10.4 million square feet of GLA for a total purchase price of approximately $253 million, completed the development of two build-to suit properties comprising approximately .2 million square feet of GLA at a cost of approximately $9.0 million and sold properties comprising approximately .4 million square feet of GLA for $15 million. The acquisitions and developments were financed in part by proceeds from the February 1996 Equity Offering and the October 1996 Equity Offering (as such terms are hereinafter defined), borrowings under the Company's acquisition facilities and by new mortgage debt.

     The Company has committed to the construction of two light industrial and five bulk warehouse properties totaling approximately 1.0 million square feet. The estimated total construction costs are approximately $27.4 million. These developments are expected to be funded with cash flow from operations as well as borrowings under the 1996 Unsecured Acquisition Facility.

     In 1996, the Company and Operating Partnership paid a quarterly distribution of $.4875 per share/Unit related to each of the first, second and third quarters. In addition, the Company and Operating Partnership paid a fourth quarter 1996 distribution of $.505 per share/Unit on January 20, 1997. The total distributions paid to the Company's stockholders and the Operating Partnership's limited partners related to 1996 totaled $54.3 million.

     In 1996, the Company paid a quarterly preferred dividend of $.59375 per share to its preferred stockholders related to each of the first, second, third and fourth quarters. The total preferred dividends paid to the Company's preferred stockholders related to 1996 totaled $3.9 million.

     On February 2, 1996, the Company completed an offering of 5.175 million shares (inclusive of the underwriters' over-allotment option) of common stock at a purchase price of $22 per share (the "February 1996 Equity Offering"). The net proceeds of $106.3 million were used to repay outstanding borrowings totaling $59.4 million and fund acquisitions closed subsequently in the first quarter of 1996.

     On October 25, 1996, the Company completed an offering of 5.75 million shares (inclusive of the underwriters' over-allotment option) of common stock at a purchase price of $25.50 per share (the "October 1996 Equity Offering"). The net proceeds of $137.7 million were used to repay outstanding borrowings totaling $84.2 million and to fund acquisitions closed in the fourth quarter of 1996.

     On July 1, 1995, the Company effectively fixed the interest rate on its $300 million 1994 Mortgage Loan at 6.97% for a term of six years beginning July 1, 1995 and ending June 30, 2001. The Company accomplished this by entering into interest rate protection agreements for a notional value of $300 million. The interest rate protection agreements require the Company to pay monthly to the counterparty a fixed interest rate which effectively fixes the interest rate on the 1994 Mortgage Loan at 6.97%. The Company will continue to use interest rate protection agreements to hedge interest rate risk where appropriate.

     On March 20, 1996, the Company, through the Operating Partnership and the Indianapolis Partnership, entered into the $36.7 million CIGNA Loan that is collateralized by seven properties in Indianapolis, Indiana and three properties in Cincinnati, Ohio. The CIGNA Loan bears interest at a fixed interest rate of 7.5% and provides for monthly principal and interest payments based on a 25-year amortization schedule. The CIGNA Loan will mature on April 1, 2003. The CIGNA Loan may be prepaid only after April 30, 1999, in exchange for the greater of a 1% premium or a yield maintenance premium.

     On March 20, 1996, the Company, through the Operating Partnership, assumed an approximately $6.4 million mortgage loan and an approximately $3.0 million mortgage loan (together, the "Assumed Loans") that are collateralized by 13 properties in Indianapolis, Indiana and one property in Indianapolis, Indiana, respectively. The Assumed Loans bear interest at a fixed rate of 9.25% and provide for monthly principal and interest payments based on a 16.75-year amortization schedule. The Assumed Loans will mature on January 1, 2013. The Assumed Loans may be prepaid only after December 22, 1999, in exchange for the greater of a 1% premium or a yield maintenance premium.

     In 1997, the Company obtained investment grade ratings on its senior unsecured debt and its preferred stock from Moody's Investors Service, Standard & Poor's, Duff & Phelps Credit Rating Co. and Fitch Investors Service, Inc.

     In December 1996, the Company terminated its $150 million 1994 Acquisition Facility and entered into a $200 million 1996 Unsecured Acquisition Facility. Borrowings under the 1996 Unsecured Acquisition Facility will be used to finance the acquisitions and development of additional properties and for other corporate purposes, including to obtain working capital. It is the Company's intent to, from time to time, replace borrowings under the 1996 Unsecured Acquisition Facility with long term sources of capital as the Company deems appropriate.

     The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be met with cash flows provided by operating activities.

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through long-term unsecured indebtedness and the issuance of additional equity securities. The Company may finance the acquisition or development of additional properties through borrowings under the 1996 Unsecured Acquisition Facility. At December 31, 1996, borrowings under the 1996 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 8.25%. The borrowings under the 1996 Unsecured Acquisition Facility were converted to an interest rate of 6.6% on January 7, 1997. As of March 20, 1997, the Company had $68.1 million available in additional borrowings under the 1996 Unsecured Acquisition Facility. While the Company may sell properties if property or market conditions make it desirable, the Company does not expect to sell assets in the foreseeable future to satisfy its liquidity requirements.


     OTHER

     In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128 (FAS 128), "Earnings per Share, "effective for financial statements issued after December 15, 1997. The Company intends to adopt FAS 128 in fiscal year 1997. The Company has not determined the financial impact of FAS 128.


     INFLATION

     For the last several years, inflation has not had a significant impact on the Company because of the relatively low inflation rates in the Company's markets of operation. Most of the Company's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. In addition, many of the outstanding leases expire within five years which may enable the Company to replace existing leases with new leases at higher base rentals if rents of existing leases are below the then-existing market rate.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10, 11, 12, 13.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 10, Item 11, Item 12 and Item 13 will be contained in a definitive proxy statement which the Registrant anticipates will be filed no later than April 30, 1997, and thus are incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

  (A) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND EXHIBITS (1 & 2) See Index to Financial Statements and Financial Statement
              Schedule on page F-1 of this Form 10-K

      (3)     Exhibits:

            Exhibit
              No.               Description
            -------             -----------
              3.1   Amended and Restated Articles of
                    Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
              3.2   Amended and Restated Bylaws of the Company
                    (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 333-03999)
              3.3   Articles of Amendment to the Company's
                    Articles of Incorporation dated June 20, 1994 (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
              3.4   Articles Supplementary relating to the
                    Company's 9 1/2% Series A Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.4 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
              3.5   Articles of Amendment to the Company's
                    Articles of Incorporation dated May 31, 1996 (incorporated by reference to Exhibit 3.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
              4.1   Form of Amended and Restated Articles of
                    Incorporation of First Industrial Securities Corporation (incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-3, File No. 33-97014)
              4.2   Form of Articles Supplementary of First
                    Industrial Securities Corporation (incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-3, File No. 33-97014)
              4.3   Loan Agreement by and between Nomura Asset
                    Capital Corporation and First Industrial Financing Partnership, L.P. (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)
              4.4 Amendment to Loan Agreement by and between Nomura Asset Capital Corporation and First Industrial Financing Partnership, L.P. (incorporated by reference to
                    Exhibit 4.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)

            Exhibit
              No.               Description
            -------             -----------
              4.5 Second Amended and Restated Revolving Credit Agreement (the "Credit Agreement"), dated as of May 12, 1995, by and among First Industrial, L.P., First Industrial Pennsylvania, L.P., First Industrial Realty Trust, Inc., the First National Bank of Chicago and the other financial institutions party thereto (incorporated by reference as the sole exhibit to the Company's quarterly report on Form 10-Q for the period ended June 30, 1995, File No. 1-13102)
              4.6 First Amendment to the Credit Agreement (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-3, File No. 33-80829)
              4.7 Second Amendment to the Credit Agreement (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-3, File No. 33-80829)
              4.8 Third Amendment to the Credit Agreement (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-3, File No. 33-80829)
              4.9* Unsecured Revolving Credit Agreement (the "Unsecured Revolving Credit Agreement"), dated as of December 16, 1996, by and among First Industrial, L.P., First Industrial Realty Trust, Inc., the First National Bank of Chicago NBD and Union Bank of Switzerland, New York Branch
              4.10* First Amendment to Unsecured Revolving Credit Agreement
              4.11 Form of Guarantee and Payment Agreement between First Industrial Securities, L.P. and First Industrial Securities Corporation for the benefit of American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-3, File No. 33-97014)
              4.12 Form of Agency and Advance Agreement among First Industrial Realty Trust, Inc., First Industrial Securities, L.P. and American National Bank and Trust Company of Chicago (incorporated by reference to Exhbit 4.9 of the Company's Registration Statement on Form S-3, File No. 33-97014)
              4.13 Form of Guarantee Agency Agreement among First Industrial Realty Trust, Inc., First Industrial Securities, L.P. and American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 4.10 of the Company's Registration Statement on Form S-3, File No. 33-97014)
              4.14 Form of Limited Partnership Agreement of First Industrial Securities, L.P. (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3, File No. 33-97014)
              10.1 Second Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit
                    10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-13102)
              10.2 Contribution Agreement dated April 16, 1994, by and between Metro Chicago Investment Company and Realty Trust Funding Corporation (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-11, File No. 33-77804)
              10.3  Amendment to Exhibit 10.2 (incorporated by reference to
                    Exhibit 10.3 of the Company's Annual Report on Form 10-K for
                    the year ended December 31, 1994, File No. 1-13102)
              10.4  Contribution Agreement dated April 16, 1994, by and between
                    National Warehouse Investment Company and Realty Trust
                    Funding Corporation (incorporated by reference to Exhibit
                    10.3 to the Company's Registration Statement on Form S-11, File No. 33-77804)

            Exhibit
              No.               Description
            -------             -----------
              10.5  Amendment to Exhibit 10.4 (incorporated by reference to
                    Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)
              10.6 Contribution Agreement dated April 16, 1994, by and between Chicago Suburban Investment Company and Realty Trust Funding Corporation (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-11, File No. 33-77804)
              10.7  Amendment to Exhibit 10.6 (incorporated by reference to
                    Exhibit 10.7 of the Company's Annual Report on Form 10-K for
                    the year ended December 31, 1994, File No. 1-13102)
              10.8  Contribution Agreement dated April 16, 1994, by and between
                    Great Circle Investments Limited Partnership and Realty
                    Trust Funding Corporation (incorporated by reference to
                    Exhibit 10.5 to the Company's Registration Statement on Form S-11, File No. 33-77804)
              10.9  Amendment to Exhibit 10.8 (incorporated by reference to
                    Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)
              10.10 Contribution Agreement dated April 16, 1994, by and between
                    Mid-County Trade Center Investment Company and Realty Trust Funding Corporation (incorporated by reference to Exhibit
                    10.6 to the Company's Registration Statement on Form S-11, File No. 33-77804)
              10.11 Amendment to Exhibit 10.10 (incorporated by reference to
                    Exhibit 10.11 of the Company's Annual Report on Form 10-K
                    for the year ended December 31, 1994, File No. 1-13102)
              10.12 Contribution Agreement dated April 16, 1994, by and between
                    Multi-City Investment Company and Realty Trust Funding
                    Corporation (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-11, File No. 33-77804)
              10.13 Amendment to Exhibit 10.12 (incorporated by reference to
                    Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)
              10.14 Contribution Agreement dated April 16, 1994, by and among
                    Tomasz/Shidler Investment Corporation,
                    Brennan/Tomasz/Shidler Investment Corporation and ProVest, L.P. (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-11, File No. 33-77804)
              10.15 Contribution Agreement dated April 16, 1994, by and between
                    Lambert/Shidler Investment Corporation and ProVest, L.P. (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-11, File No. 33-77804)
              10.16 Non-Competition Agreement between Jay H. Shidler and First
                    Industrial Realty Trust, Inc. (incorporated by reference to
                    Exhibit 10.16 of the Company's Annual Report on Form 10-K
                    for the year ended December 31, 1994, File No. 1-13102)
              10.17 Form of Non-Competition Agreement between each of Michael T.
                    Tomasz, Paul T. Lambert, Michael J. Havala, Michael W.
                    Brennan, Michael G. Damone, Duane H. Lund, and Johannson L. Yap and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-11, File No. 33-77804)
              10.18 Non-Competition Agreement between Steven B. Hoyt and First
                    Industrial Realty Trust, Inc. (incorporated by reference to
                    Exhibit 10.15 to the Company's Registration Statement on Form S-11, File No. 33-77804)

            Exhibit
              No.               Description
            -------             -----------
              10.19 Agreement for the Purchase and Sale of Partnership Interests
                    and Corporate Shares dated July 16, 1993, by and between various Sellers specified therein and Hamlin/Shidler Investment Corporation (incorporated by reference to Exhibit
                    10.16 to the Company's Registration Statement on Form S-11, File No. 33-77804)
              10.20 First Amendment to Agreement for the Purchase and Sale of
                    Partnership Interests and Corporate Shares dated November 9, 1993, by and between various Sellers specified therein and Hamlin/Shidler Investment Corporation (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-11, File No. 33-77804)
              10.21 Agreement for the Sale of Partnership Interests dated
                    November 10, 1993, between Anthony Muscatello and Hamlin/Shidler Investment Corporation (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-11, File No. 33-77804)
              10.22 Agreement dated November 10, 1993, by and between Anthony
                    Muscatello and Hamlin/Shidler Investment Corporation, Jay H. Shidler and Clay W. Hamlin, III (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-11, File No. 33-77804)
              10.23 Restructure Agreement dated March 30, 1994, between Anthony
                    Muscatello and Hamlin/Shidler Investment Corporation (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-11, File No. 33-77804)
              10.24 Agreement of Purchase and Sale dated March 31, 1994, by and between Steven B. Hoyt and ProVest L.P. (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-11, File No. 33-77804)
              10.25 Agreement of Purchase and Sale dated March 31, 1994, by and between Steven B. Hoyt and ProVest L.P. (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-11, File No. 33-77804)
              10.26 Agreement of Purchase and Sale dated March 31, 1994, by and between Steven B. Hoyt and ProVest L.P. (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-11, File No. 33-77804)
              10.27 Asset Purchase Agreement dated as of March 31, 1994, by and between ProVest, L.P. and Hoyt Properties Inc. (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-11, File No. 33-77804)
              10.28 Share Contribution Agreement dated March 17, 1994, among
                    Brennan/Tomasz/Shidler Capital Corporation, Michael G. Damone and Daniel R. Andrew (incorporated by reference to
                    Exhibit 10.25 to the Company's Registration Statement on Form S-11, File No. 33-77804)
              10.29 Acquisition Agreement dated March 29, 1994, by and among
                    Kenmore Properties Joint Venture, C/O Investment Associates, Westwood Properties and Brennan/Tomasz/Shidler Capital Corporation (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-11, File No. 33-77804)
              10.30 Acquisition Agreement dated March 29, 1994, by and among C/O
                    Investment Associates and Brennan/Tomasz/Shidler Capital Corporation (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-11, File No. 33-77804)
              10.31 Acquisition Agreement dated March 29, 1994, by and among
                    Rochester Hills Executive Park, New England Mutual Life Insurance Company, RHEP Limited Partnership and Brennan/Tomasz/Shidler Capital Corporation (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-11, File No. 33-77804)

Exhibit No.       Description
  10.32           Acquisition Agreement dated March 29, 1994, by
                  and among Newbury 1972, New England Mutual Life Insurance
                  Company, Glenhurst Properties and Brennan/Tomasz/Shidler
                  Capital Corporation (incorporated by reference to Exhibit
                  10.29 to the Company's Registration Statement on Form S-11,
                  File No. 33-77804)
  10.33           Acquisition Agreement dated March 29, 1994, by
                  and among Boylston Properties Joint Venture, C/O Investment
                  Associates, Maple Properties and Brennan/Tomasz/Shidler
                  Capital Corporation (incorporated by reference to Exhibit
                  10.30 to the Company's Registration Statement on Form S-11,
                  File No. 33-77804)
  10.34           Acquisition Agreement dated March 29, 1994, by
                  and among Concord Properties Joint Venture, C/O Investment
                  Associates, Fairway Development Company and
                  Brennan/Tomasz/Shidler Capital Corporation (incorporated by reference to Exhibit 10.31 to the Company's Registration
                  Statement on Form S-11, File No. 33-77804)
  10.35           Acquisition Agreement dated March 29, 1994, by
                  and among Newbury Properties Joint Venture, C/O Investment
                  Associates, Glenhurst Properties and Brennan/Tomasz/Shidler
                  Capital Corporation (incorporated by reference to Exhibit
                  10.32 to the Company's Registration Statement on Form S-11,
                  File No. 33-77804)
  10.36           Acquisition Agreement dated March 29, 1994, by
                  and among Boylston 501 Joint Venture, New England Mutual Life
                  Insurance Company, Maple Properties and
                  Brennan/Tomasz/Shidler Capital Corporation (incorporated by reference to Exhibit 10.33 to the Company's Registration
                  Statement on Form S-11, File No. 33-77804)
  10.37  +        1994 Stock Incentive Plan (incorporated by
                  reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No.
                  1-13102)
  10.38           Amendment to Exhibit A of Exhibit 10.22
                  (incorporated by reference to Exhibit 10.43 to the Company's
                  Registration Statement on Form S-11, File No. 33-77804)
  10.39           Reimbursement Agreement by and among First
                  Industrial Realty Trust, Inc., First Industrial, L.P. and Jay
                  H. Shidler (incorporated by reference to Exhibit 10.39 of the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1994, File No. 1-13102)
  10.40           Letter of Resignation from Paul T. Lambert to
                  First Industrial, dated January 10, 1996 (incorporated by reference to Exhibit 10.40 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No.
                  1-13102)

  10.41  +        Employee Stock Option Agreement Amendment for Paul T.
                  Lambert, dated December 31, 1995 (incorporated by reference to Exhibit 10.41 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-13102)

  10.42  +        Separation Agreement dated January 10, 1996 between First
                  Industrial and Paul T. Lambert  (incorporated by reference to
                  Exhibit 10.42 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-13102)

  10.43           Noncompetition Agreement between First
                  Industrial and Paul T. Lambert, dated January 1, 1996 (incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-13102)
  10.44           Interest Rate Protection Agreement
                  (incorporated by reference to Exhibit 10.40 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)

Exhibit No.       Description
  10.45           Interest Rate Protection Termination Agreement
                  between First Industrial Financing Partnership, L.P. and UBS
                  Securities (Swaps) Inc. (incorporated by reference to Exhibit
                  10.45 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-13102)
  10.46           Interest Rate Protection Agreement between
                  First Industrial Financing Partnership, L.P. and UBS
                  Securities (Swaps) Inc. (incorporated by reference to Exhibit
                  10.46 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-13102)
  10.47           Interest Rate Swap Agreement between First
                  Industrial, L.P. and UBS Securities (Swaps) Inc.
                  (incorporated by reference to Exhibit 10.47 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1995, File No. 1-13102)
  10.48           First Amendment to Second Amended and Restated
                  Limited Partnership Agreement of First Industrial, L.P., dated November 17, 1995 (incorporated by referenced to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
  10.49           Second Amendment to Second Amended and
                  Restated Limited Partnership Agreement of First Industrial,
                  L.P., dated March 20, 1996 (incorporated by referenced to
                  Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
  10.50           Third Amendment to Second Amended and Restated
                  Limited Partnership Agreement of First Industrial, L.P., dated June 28, 1996 (incorporated by referenced to Exhibit
                  10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
  10.51           Fourth Amendment to Second Amended and
                  Restated Limited Partnership Agreement of First Industrial,
                  L.P., dated September 13, 1996 (incorporated by referenced to
                  Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1996, File No. 1-13102)
  10.52           Fifth Amendment to Second Amended and Restated
                  Limited Partnership Agreement of First Industrial, L.P., dated September 30, 1996 (incorporated by referenced to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1996, File No. 1-13102)

  10.53  *        Sixth Amendment to Second Amended and Restated Limited
                  Partnership   Agreement of First Industrial, L.P., dated
                  November 14, 1996

  10.54  *        Seventh Amendment to Second Amended and Restated
                  Limited Partnership Agreement of First Industrial, L.P., dated January 31, 1997

  10.55  *        Eighth Amendment to Second Amended and Restated Limited
                  Partnership Agreement of First Industrial, L.P., dated March
                  17, 1997

  10.56           First Industrial Realty Trust, Inc. Deferred
                  Income Plan (incorporated by reference to Exhibit 10 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1996, File No. 1-13102)
  10.57 Contribution Agreement dated March 19, 1996 among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit
                  10.1 of the Form 8-K of the Company dated April 3, 1996, File No. 1-13102)

  10.58   *       Contribution Agreement dated January 31, 1997 among FR
                  Acquisitions, Inc. and the parties listed on the signature pages thereto


  10.59   * +     Employment Agreement dated December 4, 1996 between the
                  Company and Michael T. Tomasz

  10.60   * +     Employment Agreement dated February 1, 1997 between the
                  Company and Michael W. Brennan

  10.61   * +     Employment Agreement dated January 31, 1997 between the
                  Company and Jan Burman

Exhibit No.             Description
-----------             -----------
  10.62    * +     1997 Stock Incentive Plan
  21.1     *       Subsidiaries of the Registrant
   23      *       Consent of Coopers & Lybrand L.L.P.
   27      *       Financial Data Schedule




    *    Filed herewith.
    + Indicates a compensatory plan or arrangement contemplated by Item 14 [a (3)] of Form 10-K.


(b) REPORTS ON FORM 8-K

     Report on Form 8-K dated October 24, 1996, filing as an exhibit thereto, a definitive underwriting agreement relating to the Company's public offering of common stock.



     The Company has prepared supplemental financial and operating information which is available without charge upon request to the Company. Please direct requests as follows:


             First Industrial Realty Trust, Inc.
             150 N. Wacker, Suite 150
             Chicago, IL  60606
             Attention:  Investor Relations

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRST INDUSTRIAL REALTY TRUST, INC.



Date:  March 27, 1997              By: /s/ Michael T. Tomasz Michael T. Tomasz
                                       ---------------------------------------
                                       President, Chief Executive Officer and
                                       Director
                                       (Principal Executive Officer)


Date:  March 27, 1997              By:  /s/ Michael J. Havala .
                                       ----------------------------------------
                                       Michael J. Havala
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature               Title                                    Date
 ---------               -----                                    ----

 /s/ Jay H. Shidler      Chairman of the Board of Directors    March 27, 1997
 ----------------------
   Jay H. Shidler

 /s/ Michael T. Tomasz   President, Chief Executive Officer    March 27, 1997
 ----------------------  and Director
   Michael T. Tomasz

 /s/ Michael W. Brennan  Chief Operating Officer and Director  March 27, 1997
 ----------------------
   Michael W. Brennan

 /s/ Michael G. Damone   Senior Regional Director and Director March 27, 1997
 ----------------------
   Michael G. Damone

 /s/ John L. Lesher      Director                              March 27, 1997
 ----------------------
   John L. Lesher

 /s/ Kevin W. Lynch      Director                              March 27, 1997
 ----------------------
   Kevin W. Lynch

 /s/ John E. Rau         Director                              March 27, 1997
 ----------------------
   John E. Rau

 /s/ Robert J. Slater    Director                              March 27, 1997
 ----------------------
   Robert J. Slater

 /s/ J. Steven Wilson    Director                              March 27, 1997
 ----------------------
     J. Steven Wilson

                                 EXHIBIT INDEX


 Exhibit
   No.                             Description
 -------                           ------------
  4.9       Unsecured Revolving Credit Agreement (the "Unsecured Revolving
            Credit Agreement"), dated as of December 16, 1996, by and among
            First Industrial, L.P., First Industrial Realty Trust, Inc., the
            First National Bank of Chicago NBD and Union Bank of Switzerland,
            New York Branch
 4.10       First Amendment to Unsecured Revolving Credit Agreement
10.53       Sixth Amendment to Second Amended and Restated Limited
            Partnership Agreement of First Industrial, L.P., dated November 14,
            1996
10.54       Seventh Amendment to Second Amended and Restated Limited
            Partnership Agreement of First Industrial, L.P., dated January 31,
            1997
10.55       Eighth Amendment to Second Amended and Restated Limited
            Partnership Agreement of First Industrial, L.P., dated March 17,
            1997
10.58       Contribution Agreement dated January 31, 1997 among FR
            Acquisitions, Inc. and the parties listed on the signature pages thereto
 10.59      Employment Agreement dated December 4, 1996 between the Company and Michael T. Tomasz
 10.60      Employment Agreement dated February 1, 1997 between the Company and Michael W. Brennan
 10.61      Employment Agreement dated January 31, 1997 between the Company and Jan Burman
 10.62      1997 Stock Incentive Plan
 21.1       Subsidiaries of the Registrant
   23       Consent of Coopers & Lybrand L.L.P.
   27       Financial Data Schedule

                      FIRST INDUSTRIAL REALTY TRUST, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE




          PAGE

     FINANCIAL STATEMENTS

       Report of Independent
       Accountants...............................................    F-2

       Consolidated Balance Sheets of First Industrial Realty
       Trust, Inc. (the "Company") as of December 31, 1996 and
       1995......................................................    F-3

       Consolidated Statements of Operations of the Company for
       the Years Ended December 31, 1996 and 1995  and for the
       Period July 1, 1994 to December 31, 1994,  and Combined
       Statement of Operations for the Contributing Businesses
       for the Period January 1, 1994 to June 30,
       1994......................................................    F-4

       Consolidated Statements of Changes in Stockholders'
       Equity of the Company for the Years Ended December 31,
       1996 and 1995 and for the Period July 1, 1994 to December
       31, 1994 and Combined Statement of Changes in Net Deficit
       of the Contributing Businesses for the Period January 1,
       1994 to June 30, 1994.....................................    F-5

       Consolidated Statements of Cash Flows of the Company for
       the Years Ended December 31, 1996 and 1995 and for the
       Period July 1, 1994 to December 31, 1994 and Combined
       Statement of Cash Flows of the Contributing Businesses
       for the Period January 1, 1994 to June 30,
       1994......................................................    F-6

       Notes to Consolidated and Combined Financial Statements...    F-7


FINANCIAL STATEMENT SCHEDULE

       Schedule III:  Real Estate and Accumulated Depreciation...    S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of First Industrial Realty Trust, Inc.


     We have audited the consolidated financial statements and the financial statement schedule of First Industrial Realty Trust, Inc. (the "Company") and the combined financial statements of the Contributing Businesses as listed on page F-1 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Industrial Realty Trust, Inc. as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and for the period July 1, 1994 through December 31, 1994 and of the Contributing Businesses for the period January 1, 1994 through June 30, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.










                                         COOPERS & LYBRAND L.L.P.

Chicago, Illinois
February 12, 1997

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                December 31,              December 31,
                                                                                    1996                      1995
                                                                                ------------             --------------
                                    ASSETS
Assets:
Investment in Real Estate:
  Land................................................................             $  153,390                   $109,227
  Buildings and Improvements..........................................                880,924                    645,872
  Furniture, Fixtures and Equipment...................................                  1,662                      2,024
  Construction in Progress............................................                 14,803                        393
  Less: Accumulated Depreciation......................................                (91,457)                  (68,749)
                                                                                   ----------                -----------
      Net Investment in Real Estate...................................                959,322                    688,767
  Cash and Cash Equivalents...........................................                  7,646                      8,919
  Restricted Cash.....................................................                 11,837                     11,732
  Tenant Accounts Receivable, Net.....................................                  4,667                      2,561
  Deferred Rent Receivable............................................                  8,290                      7,676
  Interest Rate Protection Agreements, Net............................                  8,376                      8,529
  Deferred Financing Costs, Net.......................................                  7,442                      9,422
  Prepaid Expenses and Other Assets, Net..............................                 15,020                     16,298
                                                                                   ----------                -----------
      Total Assets....................................................             $1,022,600                   $753,904
                                                                                   ==========                ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage Loans Payable..............................................             $  392,082                   $346,850
  Construction Loans Payable..........................................                   ---                       4,873
  Acquisition Facilities Payable......................................                  4,400                     48,235
  Promissory Notes Payable............................................                  9,919                       ---
  Accounts Payable and Accrued Expenses...............................                 18,374                     12,468
  Rents Received in Advance and Security Deposits.....................                  6,122                      4,124
  Dividends/Distributions Payable.....................................                 16,281                     10,422
                                                                                   ----------                -----------
        Total Liabilities.............................................                447,178                    426,972
                                                                                   ----------                -----------
Minority Interest.....................................................                 42,861                     20,909

Commitments and Contingencies.........................................                   ---                         ---

Stockholders' Equity:
  Preferred Stock ($.01 par value, 10,000,000 shares authorized,
    1,650,000 shares issued and outstanding)..........................                     17                         17
  Common Stock ($.01 par value, 100,000,000 shares authorized,
    29,939,417 and 18,950,216 shares issued and outstanding at
    December 31, 1996 and 1995, respectively).........................                    299                        190
  Additional Paid-in-Capital..........................................                584,009                    338,907
  Distributions in Excess of Accumulated Earnings.....................                (51,764)                  (33,091)
                                                                                   ----------                -----------
        Total Stockholders' Equity....................................                532,561                    306,023
                                                                                   ----------                -----------
        Total Liabilities and Stockholders' Equity....................             $1,022,600                $   753,904
                                                                                   ==========                ===========

    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                          AND CONTRIBUTING BUSINESSES
               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           The Company
                                                                  ------------------------------------------------------------
                                                                     Year Ended          Year Ended         Six Months Ended
                                                                     December 31,        December   31,        December 31,
                                                                      1996                 1995                    1994
                                                                   ---------------      ----------------   -------------------
Revenues:
Rental Income.......................................................  $ 109,113           $ 83,522               $ 36,883
Tenant Recoveries and Other Income..................................     30,942             22,964                  9,687
                                                                      ---------           --------               --------
Total Revenues......................................................    140,055            106,486                 46,570
                                                                      ---------           --------               --------
Expenses:
Real Estate Taxes...................................................     23,371             16,998                  7,409
Repairs and Maintenance.............................................      5,408              3,872                  1,582
Property Management.................................................      5,067              3,539                  1,357
Utilities...........................................................      3,582              2,060                    822
Insurance...........................................................        877                903                    385
Other...............................................................        919                930                    298
General and Administrative..........................................      4,018              3,135                  1,097
Interest Expense....................................................     28,954             28,591                 10,588
Interest Expense (affiliated).......................................        ---                ---                    ---
Amortization of Interest Rate Protection Agreements
and Deferred Financing Costs...... .................................      3,286              4,438                  2,904
Depreciation and Other Amortization.................................     28,049             22,264                  9,802
Disposition of Interest Rate Protection Agreement...................        ---              6,410                    ---
                                                                      ---------           --------               --------
Total Expenses......................................................    103,531             93,140                 36,244
                                                                      ---------           --------               --------
Income (Loss) Before Gain on Sales of Properties,
Management and Construction (Loss),
Minority Interest and Extraordinary Item............................     36,524             13,346                 10,326
Gain on Sales of Properties.........................................      4,344                ---                    ---
                                                                      ---------                ---                    ---
Income (Loss) Before Management and Construction
(Loss), Minority Interest and Extraordinary Item....................     40,868             13,346                 10,326
Management and Construction (Loss) .................................        ---                ---
Income Allocated to Minority Interest...............................     (2,931)              (997)                  (778)
                                                                      ---------           --------               --------
Income (Loss) Before Extraordinary Item.............................     37,937             12,349                  9,548
Extraordinary (Loss)................................................     (2,273)               ---                    ---
                                                                      ---------                ---                    ---
Net Income (Loss)...................................................     35,664             12,349                  9,548

Preferred Stock Dividends...........................................     (3,919)              (468)                   ---
                                                                      ---------           --------               --------
Net Income Available to Common Stockholders.........................  $  31,745           $ 11,881               $  9,548
                                                                      =========           ========               ========
Net Income Available to Common Stockholders
Before Extraordinary Loss Per Weighted Average
Common Share Outstanding (24,755,953, 18,889,013
and 18,881,399 in 1996, 1995 and 1994, respectively)..                $    1.37           $   0.63               $   0.51
Extraordinary Loss Per Weighted Average Common
Share Outstanding (24,755,953, 18,889,013 and
18,881,399 in 1996, 1995 and 1994, respectively)....................  $   (0.09)          $    ---               $    ---
Net Income Available to Common Stockholders Per
Weighted Average Common Share Outstanding
(24,755,953, 18,889,013 and 18,881,399 in 1996, 1995 and 1994,
respectively).......................................................  $    1.28           $   0.63               $   0.51




                                                                         Contributing
                                                                          Businesses
                                                                    ---------------------
                                                                          Six Months
                                                                            Ended
                                                                         June 30, 1994
                                                                    ---------------------
Revenues:
Rental Income.......................................................  $  18,041
Tenant Recoveries and Other Income..................................      4,775
                                                                      ---------
Total Revenues......................................................     22,816
                                                                       --------
Expenses:
Real Estate Taxes...................................................      3,273
Repairs and Maintenance.............................................      1,225
Property Management.................................................        677
Utilities...........................................................        570
Insurance...........................................................        184
Other...............................................................        107
General and Administrative..........................................        795
Interest Expense....................................................      9,868
Interest Expense (affiliated).......................................      1,905
Amortization of Interest Rate Protection Agreements
and Deferred Financing Costs...... .................................        858
Depreciation and Other Amortization.................................      4,744
Disposition of Interest Rate Protection Agreement...................        ---
                                                                      ---------
Total Expenses......................................................     24,206
                                                                     ----------
Income (Loss) Before Gain on Sales of Properties,
Management and Construction (Loss),
Minority Interest and Extraordinary Item............................     (1,390)
Gain on Sales of Properties.........................................        ---
                                                                            ---
Income (Loss) Before Management and Construction
(Loss), Minority Interest and Extraordinary Item....................     (1,390)
Management and Construction (Loss) .................................        (81)
Income Allocated to Minority Interest...............................        ---
                                                                      ---------
Income (Loss) Before Extraordinary Item.............................     (1,471)
Extraordinary (Loss)................................................     (1,449)
                                                                      ---------
Net Income (Loss)...................................................  $  (2,920)
                                                                     ==========

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                          AND CONTRIBUTING BUSINESSES
        CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                             EQUITY AND NET DEFICIT
                             (DOLLARS IN THOUSANDS)





                                                    Contributing
                                                     Businesses                        The Company
                                                     ----------- ----------------------------------------------------------------
                                                                    Preferred   Common    Add'l Paid    Retained   Dist In Excess
                                           Total      Net Deficit     Stock      Stock    In Capital    Earnings   Accum Earning
                                          --------   -----------    ---------   ------    ----------    --------   --------------
Balance at December 31, 1993............  $(37,548)   $(37,764)       $ 0         $ 43      $    173     $      0      $      0
 Issuance of Common Stock...............         2          --         --           --             2           --            --
Common Stock Required...................      (102)         --         --          (20)          (82)          --            --
Contributions...........................    18,796      18,796         --           --            --           --            --
Distributions...........................   (29,011)    (29,011)        --           --            --           --            --
 Net Loss...............................    (2,920)     (2,920)        --           --            --           --            --
 Acquisition and Contribution of
  Contributing Businesses' Interests....    (2,970)     50,899         --           --       (53,869)          --            --
Net Proceeds from Issuance of Stock.....   324,805          --         --          152       324,653           --            --
                                          --------    --------        ---         ----      --------     --------      --------

Balance at June 30, 1994................   271,052           0          0          175       270,877            0             0
 Net Proceeds from Issuance of
  Common Stock..........................    30,412          --         --           14        30,398           --            --
 Distributions ($.945 per Share/Unit)...   (19,296)         --         --           --            --      (10,326)       (8,970)
 Net Income Before Minority Interest....    10,326          --         --           --            --       10,326            --
 Minority Interest......................       (74)         --         --           --           (74)          --            --
                                          --------    --------        ---         ----      --------     --------      --------

Balance at December 31, 1994............   292,420           0          0          189       301,201            0        (8,970)
 Net Proceeds from Issuance of
  Preferred Stock.......................    36,719          --         17           --        36,702           --            --
 Preferred Stock Dividends
  ($.2837 per Share)....................      (468)         --         --           --            --         (468)           --
 Distributions ($1.905 per Share/Unit)..   (38,898)         --         --           --            --      (12,878)      (26,020)
 Net Income Before Minority Interest....    13,346          --         --           --            --       13,346            --
 Minority Interest:
  Allocation of Income..................      (997)         --         --           --            --           --          (997)
  Distributions ($1.905 per Unit).......     2,896          --         --           --            --           --         2,896
  Conversion of Units to Common Stock...     1,005          --         --            1         1,004           --            --
                                          --------    --------        ---         ----      --------     --------      --------

Balance at December 31, 1995............   306,023           0         17          190       338,907            0       (33,091)
 Net Proceeds from Issuance of
  Common Stock..........................   244,040          --         --          109       243,931           --            --
 Preferred Stock Dividends
  ($2.375 per Share)....................    (3,919)         --         --           --            --       (3,919)           --
 Distributions
  ($1.9675 per Share/Unit)..............   (54,318)         --         --           --            --      (34,676)      (19,642)
 Exercise of Stock Options..............       228          --         --           --           228           --            --
 Net Income Before Minority Interest....    38,595          --         --           --            --       38,595            --
 Minority Interest:
  Allocation of Income..................    (2,931)         --         --           --            --           --        (2,931)
  Distributions ($1.9675 per Unit)......     3,900          --         --           --            --           --         3,900
  Conversion of Units to Common Stock...       943          --         --           --           943           --            --
                                          --------    --------        ---         ----      --------     --------      --------

Balance at December 31, 1996............  $532,561    $      0        $17         $299      $584,009     $      0      $(51,764)
                                          ========    ========        ===         ====      ========     ========      =========


    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                          AND CONTRIBUTING BUSINESSES
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                            The Company
                                                                                                and
                                                                                            Contributing
                                                         The Company                         Businesses
                                         -------------------------------------------        -------------
                                                                        Six Months
                                          Year Ended      Year Ended      Ended               Six Months
                                         December 31,    December 31,   December 31,            Ended
                                             1996            1995          1994             June 30, 1994
                                         ------------    ------------   ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) ......................  $  35,664        $ 12,349        $ 9,548             $  (2,920)
Income Allocated to Minority Interest...      2,931             997            778                    --
                                          ---------        --------       --------             ---------
Income (Loss) Before Minority Interest..     38,595          13,346         10,326                (2,920)
Adjustments to Reconcile Net Income
 (Loss) to Net Cash Provided by
 Operating Activities:
Depreciation ...........................     24,542          19,440          8,713                 4,661
Amortization of Interest Rate
  Protection Agreement and Deferred
  Financing Costs.......................      3,286           4,438          2,904                   858
Other Amortization......................      3,507           2,824          1,089                    83
Provision for Bad Debts.................        100             352            148                    --
Gain on Sales of Properties.............     (4,344)             --             --                    --
Extraordinary Items.....................      2,273              --             --                 1,449
Loss from Disposition of Interest Rate
  Protection Agreement .................         --           6,410             --                    --
(Increase) in Accounts Receivable and
  Other Assets .........................     (4,448)         (5,207)        (6,436)               (4,544)
(Increase) in Deferred Rent Receivable..     (1,189)         (1,584)        (1,122)                  (92)
Increase in Accounts Payable, Accrued
  Expenses, Rents Received in Advance
  and Security Deposits.................      2,085             953          7,987                 7,807
Increase in Organization Costs..........        (68)           (153)        (1,610)               (1,466)
(Increase) in Restricted Cash...........     (1,718)         (2,278)        (3,966)                 (810)
                                          ---------        --------       --------             ---------
Net Cash Provided by Operating
  Activities............................     62,621          38,541         18,033                 5,026
                                          ---------        --------       --------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and Additions to Investment
  in Real Estate .......................   (257,156)        (87,908)       (72,913)             (367,257)
Proceeds from Sale of Investment in
  Real Estate ..........................     14,972              --             --                   ---
(Increase) Decrease in Restricted Cash..      1,613           3,749           (927)               (7,500)
                                          ---------        --------       --------             ---------
Net Cash Used in Investing Activities...   (240,571)        (84,159)       (73,840)             (374,757)
                                          ---------        --------       --------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock......    260,703              --         32,900               356,612
Common Stock Underwriting Discounts/
  Offering Costs ........................   (15,190)             --         (7,296)              (27,065)
Issuance of Common Stock.................        --              --             --                     2
Redemption of Common Stock...............        --              --             --                  (102)
Proceeds from Sale of Preferred Stock....        --          41,250             --                    --
Preferred Stock Underwriting Discounts/
  Offering Costs ........................      (408)         (4,123)            --                    --
Contributions............................       --               --             --                18,796
Distributions............................   (47,991)        (38,592)        (9,648)              (29,011)
Preferred Stock Dividends................    (4,387)             --             --                    --
Proceeds from Mortgage Loans Payable.....    36,750          52,850             --               381,743
Repayments on Mortgage Loans Payable.....      (935)         (6,000)            --              (268,935)
Proceeds from Acquisition Facilities
  Payable ...............................    103,523         83,943         48,700                 5,000
Repayments on Acquisition Facilities
  Payable ...............................   (147,357)       (84,408)        (5,000)                   --
Proceeds from Construction Loans
  Payable ...............................         --          4,873             --                    --
Repayment of Construction Loans Payable..     (4,873)            --             --                    --
Repayment of Notes Payable...............         --             --             --               (34,553)
Cost of Debt Issuance and Interest Rate
  Protection Agreement ..................     (2,799)        (4,373)        (2,181)              (28,335)
Prepayment Fee...........................       (359)            --             --                    --
                                           ---------       --------        -------              --------
Net Cash Provided by Financing
  Activities ............................    176,677         45,420         57,475               374,152
                                           ---------       --------        -------              --------
Net Increase (Decrease) in Cash and Cash
  Equivalents ...........................    (1,273)           (198)         1,668                 4,421
Cash and Cash Equivalents, Beginning of
  Period ................................     8,919           9,117          7,449                 3,028
                                           ---------       --------        -------              --------
Cash and Cash Equivalents, End of
  Period ................................  $  7,646        $  8,919        $ 9,117              $  7,449
                                           ========        ========        =======              ========

    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                          AND CONTRIBUTING BUSINESSES
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


1.   ORGANIZATION AND FORMATION OF COMPANY

     First Industrial Realty Trust, Inc. (the "Company") was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company is continuing and expanding the Midwestern industrial property business of The Shidler Group and the properties and businesses contributed by three other contributing businesses (the "Contributing Businesses"). The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner. As of December 31, 1996, the Company owned 379 in-service properties located in 14 states, containing an aggregate of approximately 32.7 million square feet (unaudited) of gross leasable area. Of the 379 properties owned by the Company, 195 are held by First Industrial Financing Partnership, L.P. (the "Financing Partnership"), 141 are held by the Operating Partnership or the Operating Partnership's Pennsylvania subsidiaries, 19 are held by First Industrial Securities, L.P. (the "Securities Partnership"), 23 are held by First Industrial Mortgage Partnership, L.P. (the "Mortgage Partnership") and 1 is held by First Industrial Indianapolis, L.P. (the "Indianapolis Partnership").

     On June 30, 1994, the Company completed its initial public offering of 15,175,000 shares of $.01 par value common stock (the "Initial Offering") and, in July 1994, issued an additional 1,400,000 shares pursuant to an over-allotment option. The price per share in the Initial Offering and the over-allotment option was $23.50, resulting in gross offering proceeds of approximately $389,512. Net of underwriters' discount and total offering expenses, the Company received approximately $355,217 in proceeds from the Initial Offering and the over-allotment option. On June 30, 1994, the Company (through the Financing Partnership) borrowed $300,000 (the "1994 Mortgage Loan") from an institutional lender. The net proceeds from the Initial Offering and the 1994 Mortgage Loan were used primarily to acquire properties, repay indebtedness and pay certain fees and expenses. The Company began operations on July 1, 1994.


2.   BASIS OF PRESENTATION

     First Industrial Realty Trust, Inc. is the sole general partner of the Operating Partnership, with an approximate 92.4% ownership interest at December 31, 1996. First Industrial Realty Trust, Inc. is the sole stockholder of First Industrial Finance Corporation, First Industrial Securities Corporation, First Industrial Mortgage Corporation and First Industrial Indianapolis Corporation, which are the sole general partners of the Financing Partnership, the Securities Partnership, the Mortgage Partnership and the Indianapolis Partnership, respectively. The Operating Partnership is the sole limited partner of the Financing Partnership, the Securities Partnership, the Mortgage Partnership and the Indianapolis Partnership. The consolidated financial statements of the Company at December 31, 1996 and 1995 and for the years ended December 31, 1996 and 1995 and the six months ended December 31, 1994 include the accounts and operations of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     The Statement of Operations, Statement of Changes in Stockholders' Equity and Net Deficit and Statement of Cash Flows for the six months ended June 30, 1994 reflect the operations, equity and deficit, and cash flows of the properties and business contributed by The Shidler Group and the properties and businesses contributed by three other contributing businesses (the "Other Contributing Businesses" and, together with the foregoing entities, the "Contributing Businesses") at or prior to the consummation of the Initial Offering.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                          AND CONTRIBUTING BUSINESSES
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


     Purchase accounting has been applied when ownership interests in properties were acquired for cash. The historical cost basis of properties has been carried over when the Contributing Businesses' (defined below) ownership interests were exchanged for Operating Partnership units and purchase accounting has been used for all other properties that were acquired for Operating Partnership units.

     Minority interest in the Company at December 31, 1996 represents the approximately 7.6% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 1996 and 1995, and the reported amounts of revenues and expenses for the years ended December 31, 1996 and 1995 and the six months ended December 31, 1994 and June 30, 1994. Actual results could differ from those estimates.

Revenue Recognition:

     Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for taxes, insurance and other property operating expenses and is recognized as revenues in the same period the related expenses are incurred by the Company.

     The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $600 and $500 as of December 31, 1996 and December 31, 1995, respectively.

     Investment in Real Estate and Depreciation:

     Effective January 1, 1995, the Company adopted Financial Accounting Standards Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Real estate assets are carried at the lower of depreciated cost or fair value as determined by the Company. The Company reviews its properties on a quarterly basis for impairment and provides a provision if impairments are determined. First, to determine if impairment may exist, the Company reviews its properties and identifies those which have had either an event of change or event of circumstances warranting further assessment of recoverability. Then, the Company estimates the fair value of those properties on an individual basis by capitalizing the expected net operating income and discounting the expected cash flows of the properties. Such amounts are then compared to the property's depreciated cost to determine whether an impairment exists.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                          AND CONTRIBUTING BUSINESSES
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


     Interest expense, real estate taxes and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:


                                                 Years
                                                 -----
Buildings and Improvements...............        31.5 to 40
Land Improvements........................        15
Furniture, Fixtures and Equipment........        5 to 10


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

     Income Taxes:

     Prior to the consummation of the Initial Offering, the Contributing Businesses' operations were conducted through a number of partnerships. In accordance with partnership taxation, each of the partners are responsible for reporting their shares of taxable income or loss. Accordingly, no provision has been made in the accompanying combined financial statements for federal, state or local income taxes for periods prior to the consummation of the Initial Offering.

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

     For federal income tax purposes, the cash distributions paid to stockholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Distributions paid for the year ended December 31, 1996 totaling $50.4 million are characterized 65.97% ($1.30 per share) as ordinary income and 34.03% ($.67 per share) as return of capital. Distributions paid for the year ended December 31, 1995 totaling $36.0 million are characterized 40.17% ($.765 per share) as ordinary income and 59.83% ($1.140 per share) as return of capital. Distributions paid for the six months ended December 31, 1994 totaling $17.8 million are characterized 60.03% ($.567 per share) as ordinary income and 39.97% ($.378 per share) as return of capital.

                      FIRST INDUSTRIAL REALTY TRUST,INC.
                         AND CONTRIBUTING BUSINESSES
           NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


     Fair Value of Financial Instruments:

     The Company's financial instruments include short-term investments, tenant accounts receivable, accounts payable, other accrued expenses, mortgage loans payable, acquisition facilities payable and promissory notes payable. The fair values of these financial instruments were not materially different from their carrying or contract values. The Company's financial instruments also include interest rate protection agreements (see Note 4).

     Derivative Financial Instruments:

     The Company's interest rate protection agreements (the "Agreements") are used to hedge the interest rate on the Company's $300 million mortgage loan. As such, receipts or payments resulting from the Agreements are recognized as adjustments to interest expense. The credit risks associated with the Agreements are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of the Agreements, the Company's exposure is limited to the current value of the interest rate differential, not the notional amount, and the Company's carrying value of the Agreements on the balance sheet. The Agreements have been executed with a creditworthy financial institution. As such, the Company considers the risk of nonperformance to be remote. In the event that the Company terminates the Agreements, the Company would recognize a gain (loss) from the disposition of Agreements equal to the amount of cash received or paid at termination less the carrying value of the Agreements on the Company's balance sheet.

     Deferred Financing Costs:

     Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $4,549 and $3,593 at December 31, 1996 and 1995, respectively. Unamortized deferred financing fees are written-off when debt is retired before the maturity date (see Note 11).

     Earnings Per Common Share:

     Net income per share amounts are based on the weighted average of common and common stock equivalent (stock options) shares outstanding.

     In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128 (FAS 128), "Earnings per Share, "effective for financial statements issued after December 15, 1997. The Company intends to adopt FAS 128 in fiscal year 1997. The Company has not determined the financial impact of FAS 128.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                          AND CONTRIBUTING BUSINESSES
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


4. MORTGAGE LOANS, ACQUISITION FACILITIES, CONSTRUCTION LOANS AND PROMISSORY NOTES PAYABLE

     Mortgage Loans:

     Concurrent with the Initial Offering, the Company (through the Financing Partnership) borrowed $300,000 under a mortgage loan (the "1994 Mortgage Loan"). The 1994 Mortgage Loan is cross-collateralized by, among other things, first mortgage liens on the 195 properties owned by the Financing Partnership. The 1994 Mortgage Loan will mature on June 30, 1999, unless extended by the Company, subject to certain conditions, for an additional two-year period, thereby maturing on June 30, 2001. The Operating Partnership has guaranteed certain obligations of the Financing Partnership under the 1994 Mortgage Loan. The 1994 Mortgage Loan provides for interest only payments which have been effectively fixed at a rate of 6.97% through June 30, 2001 by certain interest rate protection agreements. Interest payable related to the 1994 Mortgage Loan was $1,750 and $1,905 at December 31, 1996 and 1995, respectively. Payments to
(from) the Company under the interest rate protection agreements during 1996, 1995 and 1994 totaled $(309), $584 and $51, respectively, which have been included as a component of interest expense.

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

     Effective July 1, 1995, the Company replaced such interest rate protection agreement with new interest rate protection agreements and entered into interest rate swap agreements with a notional value of $300 million, which together effectively fix the annual interest rate on the 1994 Mortgage Loan at 6.97% for six years through June 30, 2001. As a result of the replacement of the interest rate protection agreement, the Company incurred a one-time loss of $6.4 million, of which $6.3 million represents the difference between the unamortized cost of the replaced interest rate protection agreement and the cost of the new agreements. In the event that the Company does not exercise the two-year option to extend the 1994 Mortgage Loan, the risk associated with the interest rate protection agreements is that the Company would be obligated to perform its obligations under the terms or would either pay or receive cash to terminate the agreement. In either event, the impact of such transaction would be reflected in the Company's financial statements. The costs of the new interest rate protection agreements have been capitalized and are being amortized over the respective terms of the agreements. Under the terms of the new interest rate protection agreements, certain collateral may be required to be set aside for amounts that could become due under the agreements. At December 31, 1996 and 1995, cash collateral of $0 and $2,557, respectively, was included in restricted cash. Accumulated amortization on the interest rate protection agreements was $223 and $60 as of December 31, 1996 and 1995, respectively.

     At December 31, 1996, the fair market value of the interest rate protection agreements was approximately $8.0 million, which was less than the $8.4 million net book value by approximately $.4 million. The fair market value of the interest rate protection agreements was $10.9 million (unaudited) on March 13, 1997, which exceeded the $8.4 million net book value on December 31, 1996 by approximately $2.5 million (unaudited). The fair market value was determined by a third party evaluation and is based on estimated discounted future cash flows.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                          AND CONTRIBUTING BUSINESSES
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


     Under the terms of the 1994 Mortgage Loan, certain cash reserves are required to be and have been set aside for payment of tenant improvements, capital expenditures, interest, real estate taxes, insurance and potential environmental costs. The amount of cash reserves for payment of potential environmental costs was determined by the lender and was established at the closing of the 1994 Mortgage Loan. The amounts included in the cash reserves relating to payments of tenant improvements, capital expenditures, interest, real estate taxes and insurance were determined by the lender and approximate the next periodic payment of such items. At December 31, 1996 and 1995, these reserves totaled $10,223 and $8,552, respectively, and are included in Restricted Cash. Such cash reserves were invested in a money market fund at December 31, 1996. The maturity of these investments is one day;accordingly, cost approximates fair market value.

     On December 29, 1995, the Mortgage Partnership borrowed $40,200 under a mortgage loan (the "1995 Mortgage Loan"). In the first quarter of 1996, the Company made a one time paydown of $200 on the 1995 Mortgage Loan decreasing the outstanding balance to $40,000. The 1995 Mortgage Loan matures on January 11, 2026 and provides for interest only payments through January 11, 1998, after which monthly principal and interest payments are required based on a 28-year amortization schedule. The interest rate under the 1995 Mortgage Loan is fixed at 7.22% per annum through January 11, 2003. After January 11, 2003, the interest rate adjusts through a predetermined formula based on the applicable Treasury rate. Interest payable related to the 1995 Mortgage Loan was $168 and $24 at December 31, 1996 and 1995, respectively. The 1995 Mortgage Loan is collateralized by 23 properties held by the Mortgage Partnership.

     Under the terms of the 1995 Mortgage Loan, certain cash reserves are required to be and have been set aside for payments of security deposits, capital expenditures, interest, real estate taxes and insurance. The amount of cash reserves segregated for security deposits is adjusted as tenants turn over. The amounts included in the cash reserves relating to payments of capital expenditures, interest, real estate taxes and insurance were determined by the lender and approximate the next periodic payment of such items. At December 31, 1996 and 1995, these reserves totaled $1,614 and $388, respectively, and are included in Restricted Cash. Such cash reserves were invested in a money market fund at December 31, 1996. The maturity of these investments is one day;accordingly, cost approximates fair market value.

     On December 14, 1995, the Company, through First Industrial Harrisburg, L.P., entered into a $6,650 mortgage loan (the "Harrisburg Mortgage Loan") that is collateralized by three properties in Harrisburg, Pennsylvania. The Harrisburg Mortgage Loan bears interest at a rate based on LIBOR plus 1.5% or prime plus 2.25%, at the Company's option, and provides for interest only payments through May 31, 1996, with monthly principal and interest payments required subsequently based on a 26.5-year amortization schedule. At December 31, 1996, the interest rate was 6.875%. The Harrisburg Mortgage Loan will mature on December 15, 2000. The outstanding mortgage loan balance at December 31, 1996 and 1995 was approximately $6,504 and $6,650, respectively. Interest payable related to the Harrisburg Mortgage Loan was $39 and $0 at December 31, 1996 and 1995, respectively.

     On March 20, 1996, the Company, through the Operating Partnership, and the Indianapolis Partnership, entered into a $36,750 mortgage loan (the "CIGNA Loan") that is collateralized by seven properties in Indianapolis, Indiana and three properties in Cincinnati, Ohio. The CIGNA Loan bears interest at a fixed interest rate of 7.5% and provides for monthly principal and interest payments based on a 25-year amortization schedule. The CIGNA Loan will mature on April 1, 2003. The outstanding mortgage loan balance at December 31, 1996 was approximately $36,363. Interest payable related to the CIGNA Loan was $0 at December 31, 1996.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                          AND CONTRIBUTING BUSINESSES
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


     On March 20, 1996, the Company, through the Operating Partnership assumed a $6,424 mortgage loan and a $2,993 mortgage loan (together, the "Assumed Loans") that are collateralized by 13 properties in Indianapolis, Indiana and one property in Indianapolis, Indiana, respectively. The Assumed Loans bear interest at a fixed rate of 9.25% and provide for monthly principal and interest payments based on a 16.75-year amortization schedule. The Assumed Loans will mature on January 1, 2013. At December 31, 1996, the outstanding mortgage loan balances under the $6,424 mortgage loan and $2,993 mortgage loan were approximately $6,286 and $2,929, respectively. Interest payable related to the Assumed Loans was $0 at December 31, 1996.

     Acquisition Facilities:

     In connection with the Initial Offering, the Operating Partnership entered into a three-year, $100,000 collateralized revolving credit facility (the "1994 Acquisition Facility"). During the quarter ended June 30, 1995, the capacity of the 1994 Acquisition Facility was increased to $150,000. The Operating Partnership could borrow under the facility to finance the acquisition of additional properties and for other corporate purposes, including to obtain additional working capital. The Company had guaranteed repayment of the 1994 Acquisition Facility. Borrowings under the 1994 Acquisition Facility bore interest at a floating rate equal to LIBOR plus 2.0% or a "Corporate Base Rate" plus .5%, at the Company's election. Effective July 12, 1996, the lenders reduced the interest rate to LIBOR plus 1.75%. Under the 1994 Acquisition Facility, LIBOR contracts were entered into by the Company as draws were made. Interest payable related to the 1994 Acquisition Facility was $488 at December 31, 1995. In December 1996, the Operating Partnership terminated the 1994 Acquisition Facility (see Note 11) and entered into a $200 million unsecured revolving credit facility (the "1996 Unsecured Acquisition Facility") which initially bears interest at LIBOR plus 1.10% or a "Corporate Base Rate" plus
 .5% and provides for interest only payments until the maturity date. At December 31, 1996, borrowings under the 1996 Acquisition Facility bore interest at a weighted average interest rate of 8.25%. The borrowings under the 1996 Unsecured Acquisition Facility were converted to an interest rate of 6.6% on January 7, 1997. The Operating Partnership may borrow under the facility to finance the acquisition of additional properties and for other corporate purposes, including to obtain additional working capital. The 1996 Unsecured Acquisition Facility matures in April 2000. Borrowings under the 1996 Unsecured Acquisition Facility at December 31, 1996 were $4,400. Interest payable related to the 1996 Unsecured Acquisition Facility was $3 at December 31, 1996. The 1996 Unsecured Acquisition Facility contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness.

     In December 1995, the Operating Partnership entered into a $24,219 collateralized revolving credit facility (the "1995 Acquisition Facility"). The 1995 Acquisition Facility was paid off in full and retired in February 1996 with a portion of the proceeds of the February 1996 Equity Offering. The 1995 Acquisition Facility was collateralized by six properties held by the Operating Partnership and bore interest at a floating rate of LIBOR plus 2.45%. As of December 31, 1995, borrowings under the 1995 Acquisition Facility were $11,294 and bore interest at a rate of 8.3%. Interest payable related to the 1995 Acquisition Facility was $27 at December 31, 1995. The Operating Partnership terminated the 1995 Acquisition Facility in February 1996 (See Note 11).

     In May 1996, the Operating Partnership entered into a $10,000 collateralized revolving credit facility (the "1996 Credit Line"). The 1996 Credit Line was collateralized by three properties held by the Operating Partnership. The Company had guaranteed repayment of the 1996 Credit Line. Borrowings under the 1996 Credit Line bore interest at a floating rate from LIBOR plus 2.45% to LIBOR plus 2.75%, depending on the term of the interest rate option. The 1996 Credit Line would have matured on December 14, 1998.
The Operating Partnership terminated the 1996 Credit Line in November 1996 (See
Note 11).

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                          AND CONTRIBUTING BUSINESSES
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


     In September 1996, the Operating Partnership entered into a $40,000 revolving credit facility ("1996 Acquisition Facility"). The Operating Partnership could have borrowed under the facility to finance the acquisition of additional properties and for other corporate purposes, including to obtain additional working capital. The Company had guaranteed the repayment of the 1996 Acquisition Facility. The 1996 Acquisition Facility would have matured on March 31, 1997. Borrowings under the 1996 Acquisition Facility bore interest at a floating rate equal to LIBOR plus 2.0% or a "Corporate Base Rate" plus
 .5%, at the Company's election. The Operating Partnership terminated the 1996 Acquisition Facility in November 1996 (See Note 11).

     Construction Loans:

     In 1995, the Operating Partnership entered into two construction loans (together the "Construction Loans") with commercial banks providing total funding commitments of $5,860. Both construction loans were paid off in full and retired in February 1996 with a portion of the proceeds of the February 1996 Equity Offering (See Note 11). At December 31, 1995, the Operating Partnership had borrowed $4,873 under such construction loans which were collateralized by two properties held by the Operating Partnership. Such borrowings bore interest at LIBOR plus 2.0% and provided for interest only payments.

     Promissory Notes Payable:

     On September 30, 1996, the Company, through the Operating Partnership, entered into a $6,489 promissory note and a $3,430 promissory note (collectively referred to as "Promissory Notes") as partial consideration for the purchase of two properties in Columbus, Ohio. The $6,489 promissory note was collateralized by a letter of credit pledged by the Company in the amount of $2,715. The $3,430 promissory note was collateralized by a letter of credit pledged by the Company in the amount of $967. Both promissory notes bore interest at 8% and matured on January 6, 1997, at which time they were repaid and the letters of credit were released. Interest payable related to both promissory notes was $68 at December 31, 1996.

     The following is a schedule of maturities of the mortgage loans, acquisition facilities, and promissory notes for the next five years ending December 31, and thereafter:

                    Amount
                    ------
1997              $ 10,914
1998                 1,563
1999               301,710
2000                11,728
2001                 1,683
Thereafter          78,803
                  --------
Total             $406,401
                  ========

     The 1994 Mortgage Loan matures in 1999 but may be extended at the Company's option, subject to certain conditions, for an additional two years, thereby maturing on June 30, 2001.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                          AND CONTRIBUTING BUSINESSES
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


5.   STOCKHOLDERS' EQUITY

     Common Stock:

     On February 2, 1996, the Company issued 5,175,000 shares of $.01 par value common stock (the "February 1996 Equity Offering") inclusive of the underwriters' over-allotment option. The price per share in the February 1996 Equity Offering was $22, resulting in gross offering proceeds of $113,850. Net of underwriters' discount and total offering expenses, the Company received approximately $106,343. The net proceeds from the February 1996 Equity Offering were used to pay down the 1994 Acquisition Facility, the 1995 Acquisition Facility and the Construction Loans and fund properties subsequently acquired.

     On October 25, 1996, the Company issued 5,750,000 shares of $.01 par value common stock (the "October 1996 Equity Offering") inclusive of the underwriters' over-allotment option. The price per share in the October 1996 Equity Offering was $25.50, resulting in gross offering proceeds of $146,625. Net of underwriters' discount and total offering expenses, the Company received approximately $137,697. The net proceeds from the October 1996 Equity Offering were used to pay down the 1994 Acquisition Facility and the 1996 Acquisition Facility and fund properties subsequently acquired.

     Preferred Stock:

     In 1995, the Company issued 1.65 million shares of 9.5% Series A Cumulative Preferred Stock (the "Series A Preferred Stock") at a purchase price of $25 per share, and used the $41,250 of gross proceeds to pay down debt outstanding under the 1994 Acquisition Facility. Dividends on the Series A Preferred Stock are cumulative from the date of initial issuance and are payable quarterly. The payment of dividends and amounts upon liquidation, dissolution or winding-up ranks senior to the payments on the Company's common stock. The Series A Preferred Stock is not redeemable prior to November 17, 2000. On or after November 17, 2000, the Series A Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at $25.00 per share, or $41,250 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series A Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

     The payment of dividends on, and payments on liquidation or redemption of, the Series A Preferred Stock are guaranteed by the Securities Partnership (the "Guarantor") pursuant to a Guarantee and Payment Agreement (the "Guarantee Agreement"). The Series A Preferred Stock is the only class of securities of the Company which has the benefit of such guarantee. To the extent the Company fails to make any payment of dividend or pay any portion of the liquidation preference on or the redemption price of any shares of Series A Preferred Stock, the Guarantor will be obligated to pay an amount to each holder of Series A Preferred Stock equal to any such shortfall.


6.   SALES OF REAL ESTATE

     In 1996, the Operating Partnership sold a property located in suburban Detroit, Michigan, three properties located in Huntsville, Alabama, one property located in Grand Rapids, Michigan, and one property located in Atlanta, Georgia. Gross proceeds from these sales were approximately $15.0 million. The gain on sales was approximately $4.3 million.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                          AND CONTRIBUTING BUSINESSES
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


7.   RELATED PARTY TRANSACTIONS

     The Company leases office space in Chicago, Illinois from an affiliate of The Shidler Group at an aggregate annual cost of approximately $131.

     On December 5, 1994, the Company purchased for approximately $.9 million, five acres of land from a partnership in which an officer and director of the Company owns approximately a 2.5% general partner interest.

     The Company often obtains title insurance coverage for its properties from an entity which an Independent Director of the Company became the President, Chief Executive Officer and a Director in 1996.


8.   EMPLOYEE BENEFIT PLANS

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

     The Stock Incentive Plan authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards,
(iv) performance share awards and (v) dividend equivalent rights. The exercise price of stock options will be determined by the Compensation Committee, but may not be less than 100% of the fair market value of the shares on the date of grant. Special provisions apply to awards granted under the Stock Incentive Plan in the event of a change in control in the Company. The Company has reserved 1,200,000 shares for issuance under the Stock Incentive Plan. Options covering 90,500 shares are available for future grants. The outstanding stock options generally vest over one to two year periods and have lives of ten years. Stock option transactions are summarized as follows:


                                                                     WEIGHTED          EXERCISE
                                                                  AVERAGE OPTION         PRICE
                                         SHARES                   PRICE PER SHARE      PER SHARE
                                  --------------------            ---------------      ---------
Granted at Initial Offering                   637,500                 $23.50                $23.50
                                           ----------
Outstanding at December 31, 1994              637,500                 $23.50                $23.50
Granted                                       274,500                 $19.98         $18.25-$20.25
Expired or Terminated                         (54,000)                $23.50                $23.50
                                           ----------
Outstanding at December 31, 1995              858,000                 $22.37         $18.25-$23.50
Granted                                       263,500                 $22.94         $22.75-$25.63
Exercised                                     (16,000)                $23.03         $22.75-$23.50
Expired or Terminated                         (12,000)                $23.50                $23.50
                                           ----------
Outstanding at December 31, 1996            1,093,500                 $22.49         $18.25-$25.63
                                           ==========

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                          AND CONTRIBUTING BUSINESSES
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


     The following table summarizes information currently outstanding and exercisable options:


                                              OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
                         -------------------------------------------------------------- -------------------------------------------
                                                  WEIGHTED
                                                  AVERAGE              WEIGHTED                                      WEIGHTED
                               NUMBER             REMAINING             AVERAGE                     NUMBER            AVERAGE
RANGE OF EXERCISE PRICE      OUTSTANDING      CONTRACTUAL LIFE      EXERCISE PRICE               EXERCISABLE       EXERCISE PRICE
-----------------------  ------------------  --------------------  --------------------      ------------------  ----------------
$18.25-$25.63                1,093,500               8.22                 $22.49                      830,000            $22.35


     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its Stock Incentive Plan. Accordingly, no compensation expense has been recognized in the consolidated statements of operations. Had compensation cost for the Company's Stock Incentive Plan been determined based upon the fair value at the grant date for awards under the Stock Incentive Plan consistent with the methodology prescribed under Statement of Financial Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been the pro forma amounts indicated in the table below (in millions, except per share amounts):


                                                                                   FOR THE YEAR ENDED
                                                                                  --------------------
                                                                                    1996       1995
                                                                                  ---------  ---------
Net Income Available to Common Stockholders - as reported......................     31,745     11,881
Net Income Available to Common Stockholders - pro forma........................     31,239     11,881
Net Income Available to Common Stockholders per Share
- as reported..................................................................       1.28       0.63
Net Income Available to Common Stockholders per Share
- pro forma....................................................................       1.26       0.63
The fair value of each option grant is estimated on the date of grant using the
Black-Scholes option pricing model with the following weighted average assumptions:
Expected dividend yield........................................................       7.16%      7.16%
Expected stock price volatility................................................      18.12%     18.12%
Risk-free interest rate........................................................       6.81%      6.05%
Expected life of options.......................................................       7.37       5.51


The weighted average fair value of options granted during 1996 and 1995 is $2.43 and $1.84 per option, respectively.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                          AND CONTRIBUTING BUSINESSES
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


     In September 1994, the Board of Directors approved and the Company adopted a 401(k)/Profit Sharing Plan. Under the Company's 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. The Company may make, but is not required to make, matching contributions. For the years ended December 31, 1996 and 1995, the Company did not make any matching contributions. In March 1996, the Board of Directors approved and the Company adopted a Deferred Income Plan (the "Plan"). Under the Plan, 138,500 unit awards were granted, providing the recipients with deferred income benefits which vest in three equal annual installments. The expense related to these deferred income benefits is included in general and administrative expenses in the consolidated statements of operations. In the first quarter of 1997, approximately $141 was paid to the recipients under the Plan.


9.   FUTURE RENTAL REVENUES

     The Company's properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 1996 are approximately as follows:

1997               $ 116,502
1998                  98,892
1999                  78,776
2000                  56,853
2001                  37,913
Thereafter            97,931
                   ----------
    Total          $  486,867
                   ==========

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                          AND CONTRIBUTING BUSINESSES
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


10.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information:


                                                                                                 The Company
                                                                                                     and
                                                                                                 Contributing
                                                                The Company                       Businesses
                                               ----------------------------------------------    ------------
                                                                                   Six Months     Six Months
                                                Year Ended        Year Ended         Ended          Ended
                                               December 31,      December 31,     December 31,     June 30,
                                                  1996              1995             1994            1994
                                                --------          --------         -------          -------
  Interest paid, net of
    capitalized interest...............         $ 29,309          $ 28,248         $ 8,598         $ 13,697
                                                ========          ========         =======         ========
  Interest capitalized.................         $    501          $    324         $    50         $     --
                                                ========          ========         =======         ========

Supplemental schedule of noncash investing and financing activities:
  Distribution payable on
    common stock/units.................         $ 16,281          $  9,954         $ 9,648          $    --
                                                ========          ========         =======         ========
  Dividend payable on
    preferred stock....................         $     --          $    468         $    --          $    --
                                                ========          ========         =======         ========
  Exchange of units for common shares:
    Minority interest..................         $   (943)         $ (1,005)        $    --          $    --
    Common stock.......................               --                 1              --               --
    Additional paid in capital.........              943             1,004              --               --
                                                --------          --------         -------          -------
                                                $     --          $     --         $    --          $    --
                                                ========          ========         =======         ========
  Sale of interest rate
    protection agreement...............         $     --          $(12,852)        $    --          $    --
  Purchase of interest rate
    protection and swap
    agreements.........................               --            12,852              --               --
                                                --------          --------         -------          -------
                                                $     --          $     --         $    --          $    --
                                                ========          ========         =======         ========

   In conjunction with the property acquisitions, the following assets  and liabilities were assumed:


  Purchase of real estate..............         $252,991          $ 63,855         $66,230         $372,642
  Mortgage loans.......................           (9,417)               --              --               --
  Promissory notes.....................           (9,919)               --              --               --
  Operating partnership units..........          (23,863)               --              --               --
  Accounts receivable..................               --               153              80            2,453
  Accounts payable and
    accrued expenses...................           (2,626)           (1,115)           (991)          (4,642)
  Acquisitions of interests in
    properties.........................               --                --              --            4,281)
                                                --------          --------         -------          -------
  Acquisition of real estate...........         $207,166          $ 62,893         $65,319         $366,172
                                                ========          ========         =======         ========


11.   EXTRAORDINARY ITEMS

     Upon consummation of the Initial Offering, certain Contributing Businesses' loans were paid off and the related unamortized deferred financing fees totaling $1,449 were written off. The write-off is shown as an extraordinary loss in the combined statement of operations of the Contributing Businesses for the six months ended June 30, 1994.

                     FIRST INDUSTRIAL REALTY TRUST, INC.
                         AND CONTRIBUTING BUSINESSES
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


     In 1996, the Company terminated the 1994 Acquisition Facility, the 1995 Acquisition Facility, the 1996 Acquisition Facility, the Construction Loans and the 1996 Credit Line before their contractual maturity date. The resulting write-off of $2,273 comprised of unamortized deferred financing costs and prepayment fee incurred to retire the above mentioned loans and is shown as an extraordinary loss in the consolidated statement of operations for the year ended December 31, 1996.


12.  COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.

     Twenty-five properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times and at appraised fair market value or at a fixed purchase price generally in excess of the Company's purchase price. The Company has no notice of any exercise of any tenant purchase option.

     The Company has committed to the construction of two light industrial and five bulk warehouse properties totaling approximately 1.0 million square feet (unaudited). The estimated total construction costs are approximately $27.4 million (unaudited). The Company is not acting as the general contractor for these construction projects.


13.  SUBSEQUENT EVENTS (UNAUDITED)

     On January 9, 1997, the Company purchased a .5 million square foot bulk warehouse located in Indianapolis, Indiana for approximately $7.1 million.

     On January 31, 1997, the Company purchased 10 bulk warehouses and 29 light industrial properties located in Long Island, New York and northern New Jersey totaling 2.7 million square feet for approximately $138.8 million.

     On February 20, 1997, the Company purchased a 58,746 square foot light industrial property in Dayton, Ohio. The purchase price for the property was approximately $1.5 million.

     On March 4, 1997, the Company declared a dividend of $.505 per share on its common stock payable on April 21, 1997 to common shareholders of record on March 31, 1997. It also declared a dividend of $.59375 per share on its Series A Preferred Shares payable on March 31, 1997 to shareholders of record on March 14, 1997.

     On March 17, 1997, the Company purchased a 312,500 square foot bulk warehouse in York, Pennsylvania for approximately $8.4 million.

     On March 21, 1997, the Company purchased a 179,400 square foot bulk warehouse in Taylor, Michigan for approximately $5.1 million.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                          AND CONTRIBUTING BUSINESSES
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

        On March 24, 1997, the Company purchased a 162,500 square foot light industrial warehouse in Mechanicsburg, Pennsylvania. The purchase price for the property was approximately $3.4 million.

14.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



                                                                                    YEAR ENDED DECEMBER 31, 1996
                                                          -------------------------------------------------------------------------
                                                                 FIRST            SECOND             THIRD             FOURTH
                                                                QUARTER          QUARTER            QUARTER            QUARTER
                                                           ----------------   ---------------   ----------------   ----------------
Revenues                                                       $30,645           $34,779            $36,175            $38,456
Income Before Gain on Sales of Properties, Minority
Interest and Extraordinary Item...........................       6,986             8,558              9,419             11,561
Gain on Sales of Properties...............................         ---             4,320                ---                 24
Income Before Minority Interest and Extraordinary Item.          6,986            12,878              9,419             11,585
Minority Interest.........................................        (404)           (1,001)              (759)              (767)
Income Before Extraordinary Item..........................       6,582            11,877              8,660             10,818
Extraordinary Item........................................        (821)              ---                ---             (1,452)
Net Income................................................       5,761            11,877              8,660              9,366
Preferred Stock Dividends.................................        (980)             (980)              (980)              (979)
                                                           ----------------   ---------------   ----------------   ----------------
Net Income Available to Common Stockholders...............     $ 4,781           $10,897            $ 7,680            $ 8,387
                                                           ================   ===============   ================   ================
Earnings Per  Share:
  Net Income Available to Common Stockholders Before
    Extraordinary Item per Weighted Average Common
    Shares Outstanding....................................     $  0.25           $  0.45            $  0.32            $  0.35
                                                           ================   ===============   ================   ================
  Net Income Available to Common Stockholders per
    Weighted Average Common Share Outstanding.............     $  0.21           $  0.45            $  0.32            $  0.30
                                                           ================   ===============   ================   ================

                                                                                    YEAR ENDED DECEMBER 31, 1995
                                                           -----------------------------------------------------------------------
                                                                  FIRST             SECOND             THIRD             FOURTH
                                                                 QUARTER           QUARTER            QUARTER            QUARTER
                                                           ----------------   ---------------   ----------------   ----------------
Revenues..................................................      $25,347           $26,126            $27,063            $27,950
Income Before Minority Interest...........................        4,517             4,353             (1,000)             5,476
Minority Interest.........................................         (340)             (328)                75               (404)
Net Income................................................        4,177             4,025               (925)             5,072
Preferred Stock Dividends.................................          ---                ---               ---               (468)
                                                            ----------------   ---------------   ----------------   ----------------
Net Income Available to Common Stockholders...............      $ 4,177           $ 4,025            $  (925)           $ 4,604
                                                            ================   ===============   ================   ================
Earnings Per  Share:
  Net Income Available to Common Stockholders
    per Weighted Average Common
    Share Outstanding.....................................      $  0.22           $  0.21            $ (0.05)           $  0.24
                                                            ================   ===============   ================   ================

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                          AND CONTRIBUTING BUSINESSES
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


15. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The following Pro Forma Condensed Statements of Operations for the years ended December 31, 1996 and 1995 are presented as if the acquisition of 112 properties between January 1, 1995 and December 31, 1996 and the February 1996 Equity Offering and the October 1996 Equity Offering had occurred at January 1, 1995, and therefore include pro forma information. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1995, or to project results for any future period.

                  PRO FORMA CONDENSED STATEMENTS OF OPERATIONS



                                                                                          Year Ended
                                                                   --------------------------------------------------
                                                                      December 31, 1996         December 31, 1995
                                                                   ------------------------  ------------------------
Total Revenues......................................                       $155,364                  $141,660
Property Expenses...................................                        (43,398)                  (39,214)
General and Administrative Expense..................                         (4,018)                   (3,135)
Interest Expense....................................                        (29,521)                  (32,092)
Depreciation and Amortization.......................                        (33,598)                  (32,064)
Disposition of Interest Rate Protection Agreement...                            ---                    (6,410)
                                                                          ---------                 ---------
Income Before Gain on Sales of Properties,
 Minority Interest and Extraordinary Loss...........                         44,829                    28,745
Gain on Sales of Properties.........................                          4,344                       ---
                                                                          ---------                ----------
Income Before Minority Interest and
 Extraordinary Loss.................................                         49,173                    28,745
Income Allocated to Minority Interest...............                         (3,611)                   (2,280)
                                                                          ---------                ----------
Income Before Extraordinary Loss....................                         45,562                    26,465
Extraordinary Loss..................................                         (2,273)                      ---
                                                                          ---------                ----------
Net Income..........................................                         43,289                    26,465
Preferred Stock Dividends...........................                         (3,919)                     (468)
                                                                          ---------                ----------
Net Income Available to Common Stockholders.........                       $ 39,370                  $ 25,997
                                                                          =========                ==========
Net Income Available to Common Stockholders
 Per Weighted Average Common Share Outstanding.......                      $   1.32                 $   0.87
                                                                          =========                ==========

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                                 SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            As Of December 31, 1996
                             (Dollars in thousands)

                                                                                                   Costs
                                                                                                Capitalized
                                                                        Initial Cost           Subsequent to
                               Location         (i)               ----------------------        Acquisition
Building Address             (City/State)     Encumbra            Land          Buildings      or Completion           Land
----------------             -----------      --------            ----          ---------      -------------           ----
ATLANTA
4250 River Green Parkway       Duluth, GA       (b)               264           1,522            $    21             $    264
3400 Corporate Parkway         Duluth, GA       (b)               281           1,621                 99                  281
3450 Corporate Parkway         Duluth, GA       (b)               506           2,904                 18                  506
3500 Corporate Parkway         Duluth, GA       (b)               260           1,500                 16                  260
3425 Corporate Parkway         Duluth, GA       (b)               385           2,212                 21                  385
1650 GA Highway 155           Atlanta, GA       (a)               788           4,544                 12                  788
415 Industrial Park Road      Atlanta, GA       (a)               544           3,140                 51                  544
434 Industrial Park Road      Atlanta, GA       (a)               234           1,365                  2                  234
435 Industrial Park Road      Atlanta, GA       (a)               281           1,638                  9                  281
14101 Industrial Park Bou     Atlanta, GA       (a)               285           1,658                 10                  285
801-804 Blacklawn Road        Atlanta, GA       (a)               361           2,095                163                  361
1665 Dogwood Drive            Atlanta, GA       (a)               635           3,662                 11                  635
1715 Dogwood Drive            Atlanta, GA       (a)               288           1,675                 93                  288
11235 Harland Drive           Atlanta, GA       (a)               125             739                 12                  125
700 Westlake Parkway          Atlanta, GA                         213           1,551                509                  223
800 Westlake Parkway          Atlanta, GA                         450           2,645                350                  479
900 Westlake Parkway          Atlanta, GA                         266               0                  1                  267
4050 Southmeadow Parkway      Atlanta, GA                         401           2,813                157                  425
4051 Southmeadow Parkway      Atlanta, GA                         697           3,486                686                  726
4071 Southmeadow Parkway      Atlanta, GA                         750           4,460                714                  828
4081 Southmeadow Parkway      Atlanta, GA                       1,012           5,450                611                1,157
1875 Rockdale Industrial      Atlanta, GA                         386           2,264                 30                  386
1605 Indian Brook Way        Gwinnett, GA                       1,008           3,800              1,180                1,012
3312 N. Berkeley Lake Roa      Duluth, GA                       2,937          16,644                777                3,045
5015 Oakbrook Parkway         Atlanta, GA                       1,183               0              3,271                1,247
5570 Tulane Drive  (f)        Atlanta, GA                         527           2,984                129                  546
3495 Bankhead Highway (f)     Atlanta, GA                         983           5,568                148                1,003
755 Selig Drive               Atlanta, GA                         143             808                 88                  155

Central Pennsylvania
1214-a Freedom Road      Cranberry Township, P  (a)                31             994                702                  205
401 Russell Drive           Middletown, PA      (a)               262             857              1,496                  287
2700 Commerce Drive         Harrisburg, PA      (a)               196             997                671                  206
2701 Commerce Drive         Harrisburg, PA      (a)               141             859              1,171                  164
2780 Commerce Drive         Harrisburg, PA      (a)               113             743              1,033                  209
5035 Ritter Road            Harrisburg, PA      (a)               360           1,442              2,400                  442
5070 Ritter Road            Harrisburg, PA      (a)               395           2,322              1,874                  506
6340 Flank Drive            Harrisburg, PA      (a)               361           2,363              2,350                  563
6345 Flank Drive            Harrisburg, PA      (a)               293           2,297              2,740                  587
6360 Flank Drive            Harrisburg, PA      (a)               218           2,286                838                  359
6380 Flank Drive            Harrisburg, PA      (a)               109           1,317                756                  234
6400 Flank Drive            Harrisburg, PA      (a)               153           1,312              1,256                  281
6405 Flank Drive            Harrisburg, PA      (a)               221           1,462              1,159                  313
100 Schantz Spring Road      Allentown, PA      (a)               532           3,144                 47                  533
794 Roble Road               Allentown, PA      (a)               915           5,391                 39                  915
7355 Williams Avenue         Allentown, PA      (a)               291           1,725                203                  291
2600 Beltline Avenue          Reading, PA       (a)               341           2,038                207                  356

                                   Gross Amount Carried
                                At Close of Period 12/31/96
                                ---------------------------     Accumulated
                                 Building and                  Depreciation       Year Built/      Depreciable
Building Address                 Improvements       Total        12/31/96          Renovated      Lives (Years)
----------------                 -----------        ----      ------------        -----------     --------------
Atlanta
4250 River Green Parkway              1,543                           87             1988                (k)
3400 Corporate Parkway                1,720           2,001          106             1987                (k)
3450 Corporate Parkway                2,922           3,428          165             1988                (k)
3500 Corporate Parkway                1,516           1,776           86             1991                (k)
3425 Corporate Parkway                2,233           2,618          128             1990                (k)
1650 GA Highway 155                   4,556           5,344          286             1991                (k)
415 Industrial Park Road              3,191           3,735          199             1986                (k)
434 Industrial Park Road              1,367           1,601           86             1988                (k)
435 Industrial Park Road              1,647           1,928          106             1986                (k)
14101 Industrial Park Bou             1,668           1,953          107             1984                (k)
801-804 Blacklawn Road                2,258           2,619          168             1982                (k)
1665 Dogwood Drive                    3,673           4,308          232             1973                (k)
1715 Dogwood Drive                    1,768           2,056          138             1973                (k)
11235 Harland Drive                     751              87           47             1988                (k)
700 Westlake Parkway                  2,050           2,273          165             1990                (k)
800 Westlake Parkway                  2,966           3,445          204             1991                (k)
900 Westlake Parkway                      0              26            0                                 (k)
4050 Southmeadow Parkway              2,946           3,371          203             1991                (k)
4051 Southmeadow Parkway              4,143           4,869          295             1989                (k)
4071 Southmeadow Parkway              5,096           5,924          351             1991                (k)
4081 Southmeadow Parkway              5,916           7,073          394             1989                (k)
1875 Rockdale Industrial              2,294           2,680          142             1966                (k)
1605 Indian Brook Way                 4,976           5,988          138             1995                (k)
3312 N. Berkeley Lake Road           17,313          20,358          395             1969                (k)
5015 Oakbrook Parkway                 3,207           4,454            0             (m)
5570 Tulane Drive  (f)                3,094           3,640            6             1996                (k)
3495 Bankhead Highway (f)             5,696           6,699           12             1986                (k)
755 Selig Drive                         884           1,039            2             (m)

Central Pennsylvania
1214-a Freedom Road                   1,522                          401             1982                (k)
401 Russell Drive                     2,328           2,615          526             1990                (k)
2700 Commerce Drive                   1,658           1,864          309             1990                (k)
2701 Commerce Drive                   2,007           2,171          283             1989                (k)
2780 Commerce Drive                   1,680           1,889          314             1989                (k)
5035 Ritter Road                      3,760           4,202          738             1988                (k)
5070 Ritter Road                      4,085           4,591          768             1989                (k)
6340 Flank Drive                      4,511           5,074          859             1988                (k)
6345 Flank Drive                      4,743           5,330          893             1989                (k)
6360 Flank Drive                      2,983           3,342          568             1988                (k)
6380 Flank Drive                      1,948           2,182          351             1991                (k)
6400 Flank Drive                      2,440           2,721          422             1992                (k)
6405 Flank Drive                      2,529           2,842          456             1991                (k)
100 Schantz Spring Road               3,190           3,723          197             1993                (k)
794 Roble Road                        5,430           6,345          338             1984                (k)
7355 Williams Avenue                  1,928           2,219          160             1989                (k)
2600 Beltline Avenue                  2,230           2,586          279             1985                (k)

                                     S-1

                                                                                                   Costs
                                                                                                Capitalized
                                                                        Initial Cost           Subsequent to
                               Location         (i)               ----------------------        Acquisition
Building Address             (City/State)     Encumbra            Land          Buildings      or Completion           Land
----------------             -----------      --------            ----          ---------      -------------           ----

7125 Grayson Road           Harrisburg, PA      (a)          $  1,514        $  8,779            $     6             $  1,514
7253 Grayson Road           Harrisburg, PA      (a)               894           5,168                 11                  894
5 Keystone Drive              Lebanon, PA                         678               0              4,715                  683
5020 Louise Drive          Mechanicsaurg, PA                      707               0              2,773                  716
7195 Grayson                Harrisburg, PA                        478           2,771                 73                  479
400 First Street            Middletown, PA      (e)               280           1,839                576                  192
401 First Street            Middletown, PA      (e)               819           5,381              1,665                  563
500 Industrial Lane         Middletown, PA      (e)               194           1,272                263                  133
600 Hunter Lane             Middletown, PA                        191               0              3,689                  191
300 Hunter Lane             Middletown, PA                        216               0              4,553                  216

Chicago
720-730 Landwehr Road       Northbrook, IL      (b)               521           2,985                  9                  521
3170-3190 MacArthur Boule   Northbrook, IL      (b)               370           2,126                166                  370
20W201 101st Street           Lemont, IL        (b)               967           5,554                414                  968
280-296 Palatine Road        Wheeling, IL       (b)               305           1,735                139                  310
1330 West 43rd Street         Chicago, IL       (a)               369           1,464                278                  375
2300 Hammond Drive          Schaumburg, IL      (a)               442           1,241                572                  444
6500 North Lincoln Avenue   Lincolnwood, IL     (a)               613           1,336                786                  615
3600 West Pratt Avenue      Lincolnwood, IL     (a)             1,050           5,767                447                1,050
917 North Shore Drive       Lake Bluff, IL      (a)               556           3,212                 48                  556
6750 South Sayre Avenue    Bedford Park, IL     (a)               224           1,309                 13                  224
585 Slawin Court          Mount Prospect, IL    (a)               611           3,505                  1                  611
2300 Windsor Court            Addison, IL       (a)               688           3,943                178                  688
3505 Thayer Court             Aurora, IL        (a)               430           2,472                 16                  430
3600 Thayer Court             Aurora, IL        (a)               636           3,645                 35                  636
736-776 Industrial Drive     Elmhurst, IL       (a)               349           1,994                195                  349
5310-5352 East Avenue       Countryside, IL     (a)               382           2,036                451                  382
12330-12358 South Latrobe      Alsip, IL        (a)               381           2,067                 71                  381
305-311 Era Drive           Northbrook, IL                        200           1,154                133                  205
700-714 Landwehr Road       Northbrook, IL                        357           2,052                101                  357
4330 South Racine Avenue      Chicago, IL                         448           1,893                239                  468
13040 S. Crawford Ave.         Alsip, IL                        1,073           6,193                 24                1,073
12241 Melrose Street       Franklin Park, IL                      332           1,931              1,066                  469
3150-3160 MacArthur Boule   Northbrook, IL                        439           2,518                103                  439
2101-2125 Gardner Road       Broadview, IL                      1,177           6,818                103                1,228
365 North Avenue           Carol Stream, IL                     1,208           6,961                 81                1,208
2942 MacArthur Boulevard    Northbrook, IL                        315           1,803                 15                  315
7200 S Leamington          Bedford Park, IL                       798           4,595                159                  818
12301-12325 S Laramie Ave      Alsip, IL                          650           3,692                424                  659
6300 W Howard Street           Niles, IL                          743           4,208                343                  782
301 Hintz                    Wheeling, IL                         160             905                 71                  167
301 Alice                    Wheeling, IL                         218           1,236                 58                  225
410 W 169th Street         South Holland, IL                      462           2,618                124                  476

Cincinnati
9900-9970 Princeton         Cincinnati, OH      (c)               545           3,088                616                  566
2940 Highland Avenue        Cincinnati, OH      (c)             1,717           9,730                415                1,770
4700-4750 Creek Road        Cincinnati, OH      (c)             1,080           6,118                267                1,109
4860 Duff Drive             Cincinnati, OH                         67             378                  8                   68
4866 Duff Drive             Cincinnati, OH                         67             379                  7                   68
4884 Duff Drive             Cincinnati, OH                        104             591                 13                  106
4890 Duff Drive             Cincinnati, OH                        104             592                 12                  106
9636-9643 Interocean Driv   Cincinnati, OH                        123             695                 14                  125
Vacantland                  Cincinnati, OH                        426               0                 31                  436


                                   Gross Amount Carried
                                At Close of Period 12/31/96
                                ---------------------------     Accumulated
                                 Building and                  Depreciation       Year Built/      Depreciable
Building Address                 Improvements       Total        12/31/96          Renovated      Lives (Years)
----------------                 -----------        ----      ------------        -----------     --------------

7125 Grayson Road                8,785          10,299          594                  1991             (k)
7253 Grayson Road                5,179           6,073          350                  1990             (k)
5 Keystone Drive                 4,710           5,393          173                  1995             (k)
5020 Louise Drive                2,764           3,480          173                  1995             (k)
7195 Grayson                     2,843           3,322          147                  1994             (k)
400 First Street                 2,503           2,695           78               1963-1965           (k)
401 First Street                 7,302           7,865          222               1963-1965           (k)
500 Industrial Lane              1,596           1,729           48               1963-1965           (k)
600 Hunter Lane                  3,689           3,880            0                  (m)
300 Hunter Lane                  4,553           4,769            0                  (m)

Chicago
720-730 Landwehr Road            2,994                          187                  1978             (k)
3170-3190 MacArthur Boule        2,292           2,662          138                  1978             (k)
20W201 101st Street              5,967           6,935          394                  1988             (k)
280-296 Palatine Road            1,869           2,179           85                  1978             (k)
1330 West 43rd Street            1,736           2,111          994                  1977             (k)
2300 Hammond Drive               1,811           2,255          931                  1970             (k)
6500 North Lincoln Avenue        2,120           2,735          980                1965/88            (k)
3600 West Pratt Avenue           6,214           7,264          383                1953/88            (k)
917 North Shore Drive            3,260           3,816          212                  1974             (k)
6750 South Sayre Avenue          1,322           1,546           82                  1975             (k)
585 Slawin Court                 3,506           4,117          219                  1992             (k)
2300 Windsor Court               4,121           4,809          291                  1986             (k)
3505 Thayer Court                2,488           2,918          155                  1989             (k)
3600 Thayer Court                3,680           4,316          232                  1989             (k)
736-776 Industrial Drive         2,189           2,538          156                  1975             (k)
5310-5352 East Avenue            2,487           2,869          150                  1975             (k)
12330-12358 South Latrobe        2,138           2,519          137                  1975             (k)
305-311 Era Drive                1,282           1,487           83                  1978             (k)
700-714 Landwehr Road            2,153           2,510          139                  1978             (k)
4330 South Racine Avenue         2,112           2,580        1,135                  1978             (k)
13040 S. Crawford Ave.           6,217           7,290          362                  1976             (k)
12241 Melrose Street             2,860           3,329          175                  1969             (k)
3150-3160 MacArthur Boule        2,621           3,060          159                  1978             (k)
2101-2125 Gardner Road           6,870           8,098          399                1950/69            (k)
365 North Avenue                 7,042           8,250          395                  1969             (k)
2942 MacArthur Boulevard         1,818           2,133          113                  1979             (k)
7200 S Leamington                4,734           5,552          128                  1950             (k)
12301-12325 S Laramie Ave        4,107           4,766          105                  1975             (k)
6300 W Howard Street             4,512           5,294          110               1956/1964           (k)
301 Hintz                          969           1,136           24                  1960             (k)
301 Alice                        1,287           1,512           32                  1965             (k)
410 W 169th Street               2,728           3,204           56                  1974             (k)

Cincinnati
9900-9970 Princeton              3,683           4,249           70                  1970             (k)
2940 Highland Avenue            10,092          11,862          209               1969/1974           (k)
4700-4750 Creek Road             6,356           7,465          132                  1960             (k)
4860 Duff Drive                    385              45            1                  1979             (k)
4866 Duff Drive                    385              45            1                  1979             (k)
4884 Duff Drive                    602              70            1                  1979             (k)
4890 Duff Drive                    602              70            1                  1979             (k)
9636-9643 Interocean Drive         707              83            1                  1983             (k)
Vacantland                          21              45            0                  (m)              (e)

                                                                                                    Costs
                                                                          (i)                    Capitalized
                                                                     Initial Cost               Subsequent to
                              Location          (i)              ---------------------           Acquisition
Building Address            (City/State)    Encumbrances         Land        Buildings          or Completion
----------------            ------------    ------------         ----        ---------          -------------

Cleveland
6675 Parkland Blvd           Cleveland, OH                     $  548         $ 3,103             $  154

Columbus
6911 Americana Parkway       Columbus, OH                         314           1,777                 74
3800 Lockbourne Industria    Columbus, OH                       1,133           6,421                165
3800 Groveport Road          Columbus, OH                       2,145          12,154                173

Dayton
6094-6104 Executive Blvd      Dayton, OH                          181           1,025                 66
6202-6220 Executive Blvd      Dayton, OH                          268           1,521                 86
6268-6294 Executive Blvd      Dayton, OH                          255           1,444                 85
5749-5753 Executive Blvd      Dayton, OH                           50             282                 37
6230-6266 Executive Blvd      Dayton, OH                          271           1,534                 72

Des Moines
1500 East Washington Aven   Des Moines, IA      (a)               610           4,251                695
1600 East Washington Aven   Des Moines, IA      (a)               209           1,557                161
4121 McDonald Avenue        Des Moines, IA      (a)               390           2,931                303
4141 McDonald Avenue        Des Moines, IA      (a)               706           5,518                606
4161 McDonald Avenue        Des  Moines, IA     (a)               389           3,046                624

Detroit
2654 Elliott                   Troy, MI         (b)                57             334                  4
1731 Thorncroft                Troy, MI         (b)               331           1,904                 20
1653 E. Maple                  Troy, MI         (b)               192           1,104                 15
47461 Clipper                Plymouth, MI       (b)               122             723                 79
47522 Galleon                Plymouth, MI       (b)                85             496                  9
4150 Varsity Drive           Ann Arbor, MI      (b)               168             969                  8
1330 Crooks Road              Clawson, MI       (b)               234           1,348                 12
12000 Merriman Road           Livonia, MI       (a)               453           3,651              1,019
238 Executive Drive            Troy, MI         (a)                52             173                422
256 Executive Drive            Troy, MI         (a)                44             146                359
301 Executive Drive            Troy, MI         (a)                71             293                487
449 Executive Drive            Troy, MI         (a)               125             425                829
501 Executive Drive            Troy, MI         (a)                71             236                520
645 Executive Drive            Troy, MI         (a)               184             940                358
451 Robbins Drive              Troy, MI         (a)                96             448                885
700 Stephenson Highway         Troy, MI         (a)               250             854              1,361
800 Stephenson Highway         Troy, MI         (a)               558           2,341              1,249
1150 Stephenson Highway        Troy, MI         (a)               178             966                201
1200 Stephenson Highway        Troy, MI         (a)               246           1,115                443
1035 Crooks Road               Troy, MI         (a)               114             414                458
1095 Crooks Road               Troy, MI         (a)               331           1,017                947
1151 Crooks Road               Troy, MI         (a)               764           4,115                807
1416 Meijer Drive              Troy, MI         (a)                94             394                343
1624 Meijer Drive              Troy, MI         (a)               236           1,406                800
1972 Meijer Drive              Troy, MI         (a)               315           1,301                726
2112 Meijer Drive              Troy, MI         (a)               141             714                608
1621 Northwood Drive           Troy, MI         (a)                85             351              1,041
1707 Northwood Drive           Troy, MI         (a)                95             262              1,156
1749 Northwood Drive           Troy, MI         (a)               107             477                454
1788 Northwood Drive           Troy, MI         (a)                50             196                461
1821 Northwood Drive           Troy, MI         (a)               132             523                745
1826 Northwood Drive           Troy, MI         (a)                55             208                395
1864 Northwood Drive           Troy, MI         (a)                57             190                441
1902 Northwood Drive           Troy, MI         (a)               234             807              2,163



                                         Gross Amount Carried
                                      At Close of Period 12/31/96
                                  ------------------------------------    Accumulated
                                              Building and                Depreciation  Year Built/   Depreciable
Building Address                  Land        Improvements       Total      12/31/96     Renovated   Lives (Years)
----------------                  ----        ------------       -----    ------------   ----------  -------------

Cleveland
6675 Parkland Blvd               $  569           3,236                           20        1991          (k)

Columbus
6911 Americana Parkway              321           1,844                           38        1980          (k)
3800 Lockbourne Industria         1,153           6,566           7,719           54        1986          (k)
3800 Groveport Road               2,163          12,309         14,472           102        1986          (k)

Dayton
6094-6104 Executive Blvd            186           1,086                           16        1975          (k)
6202-6220 Executive Blvd            275           1,600           1,875           23        1976          (k)
6268-6294 Executive Blvd            261           1,523           1,784           22        1989          (k)
5749-5753 Executive Blvd             53             316              36            4        1975          (k)
6230-6266 Executive Blvd            279           1,598           1,877           13        1979          (k)

Des Moines
1500 East Washington Aven           623           4,933                          371        1987          (k)
1600 East Washington Aven           221           1,706           1,927          117        1987          (k)
4121 McDonald Avenue                416           3,208           3,624          221        1977          (k)
4141 McDonald Avenue                787           6,043           6,830          417        1976          (k)
4161 McDonald Avenue                467           3,592           4,059          248        1979          (k)

Detroit
2654 Elliott                         57             338                           20        1986          (k)
1731 Thorncroft                     331           1,924           2,255          112        1969          (k)
1653 E. Maple                       192           1,119           1,311           65        1990          (k)
47461 Clipper                       122             802              92           69        1992          (k)
47522 Galleon                        85             505              59           29        1990          (k)
4150 Varsity Drive                  168             977           1,145           57        1986          (k)
1330 Crooks Road                    234           1,360           1,594           79        1960          (k)
12000 Merriman Road                 440           4,683           5,123        1,834        1975          (k)
238 Executive Drive                 100             547              64          191        1973          (k)
256 Executive Drive                  85             464              54          156        1974          (k)
301 Executive Drive                 133             718              85          250        1974          (k)
449 Executive Drive                 218           1,161           1,379          398        1975          (k)
501 Executive Drive                 129             698              82          195        1984          (k)
645 Executive Drive                 234           1,248           1,482          472        1972          (k)
451 Robbins Drive                   192           1,237           1,429          356        1975          (k)
700 Stephenson Highway              386           2,079           2,465          666        1978          (k)
800 Stephenson Highway              654           3,494           4,148        1,114        1979          (k)
1150 Stephenson Highway             200           1,145           1,345          336        1982          (k)
1200 Stephenson Highway             284           1,520           1,804          467        1980          (k)
1035 Crooks Road                    143             843              98          249        1980          (k)
1095 Crooks Road                    360           1,935           2,295          572        1986          (k)
1151 Crooks Road                    896           4,790           5,686        1,427        1985          (k)
1416 Meijer Drive                   121             710              83          210        1980          (k)
1624 Meijer Drive                   373           2,069           2,442          621        1984          (k)
1972 Meijer Drive                   372           1,970           2,342          574        1985          (k)
2112 Meijer Drive                   229           1,234           1,463          404        1980          (k)
1621 Northwood Drive                215           1,262           1,477          408        1977          (k)
1707 Northwood Drive                239           1,274           1,513          386        1983          (k)
1749 Northwood Drive                164             874           1,038          296        1977          (k)
1788 Northwood Drive                103             604              70          193        1977          (k)
1821 Northwood Drive                220           1,180           1,400          401        1977          (k)
1826 Northwood Drive                103             555              65          183        1977          (k)
1864 Northwood Drive                107             581              68          192        1977          (k)
1902 Northwood Drive                511           2,693           3,204          940        1977          (k)


                                                                                                   Costs
                                                                                                Capitalized
                                                                        Initial Cost           Subsequent to
                               Location         (i)               ----------------------        Acquisition
Building Address             (City/State)     Encumbra            Land          Buildings      or Completion           Land
----------------             -----------      --------            ----          ---------      -------------           ----

1921 Northwood Drive           Troy, MI         (a)               135             589 $            1,164 $                291
2230 Elliott Avenue            Troy, MI         (a)                46             174                400                   95
2237 Elliott Avenue            Troy, MI         (a)                48             159                408                   90
2277 Elliott Avenue            Troy, MI         (a)                48             188                434                  104
2291 Elliott Avenue            Troy, MI         (a)                52             209                324                   86
2451 Elliott Avenue            Troy, MI         (a)                78             319                670                  164
2730 Research Drive       Rochester Hills, MI   (a)               915           4,215                545                  903
2791 Research Drive       Rochester Hills, MI   (a)               557           2,731                290                  560
2871 Research Drive       Rochester Hills, MI   (a)               324           1,487                264                  326
2911 Research Drive       Rochester Hills, MI   (a)               505           2,136                376                  505
3011 Research Drive       Rochester Hills, MI   (a)               457           2,104                321                  457
2870 Technology Drive     Rochester Hills, MI   (a)               275           1,262                231                  279
2890 Technology Drive     Rochester Hills, MI   (a)               199             902                206                  206
2900 Technology Drive     Rochester Hills, MI   (a)               214             977                491                  219
2920 Technology Drive     Rochester Hills, MI   (a)               149             671                155                  153
2930 Technology Drive     Rochester Hills, MI   (a)               131             594                382                  138
2950 Technology Drive     Rochester Hills, MI   (a)               178             819                178                  185
2960 Technology Drive     Rochester Hills, MI   (a)               281           1,277                231                  283
23014 Commerce Drive     Farmington Hills, MI   (a)                39             203                124                   56
23028 Commerce Drive     Farmington Hills, MI   (a)                98             507                207                  125
23035 Commerce Drive     Farmington Hills, MI   (a)                71             355                172                   93
23042 Commerce Drive     Farmintgon Hills, MI   (a)                67             277                304                   89
23065 Commerce Drive     Farmington Hills, MI   (a)                71             408                119                   93
23070 Commerce Drive     Farmington Hills, MI   (a)               112             442                618                  125
23079 Commerce Drive     Farmington Hills, MI   (a)                68             301                163                   79
23093 Commerce Drive     Farmington Hills, MI   (a)               211           1,024                626                  295
23135 Commerce Drive     Farmington Hills, MI   (a)               146             701                226                  158
23149 Commerce Drive     Farmington Hills, MI   (a)               266           1,005                457                  274
23163 Commerce Drive     Farmington Hills, MI   (a)               111             513                238                  138
23164 Commerce Drive     Farmington Hills, MI   (a)               100             405                207                  110
23177 Commerce Drive     Farmington Hills, MI   (a)               175           1,007                511                  254
23192 Commerce Drive     Farmington Hills, MI   (a)                41             205                134                   58
23206 Commerce Drive     Farmington Hills, MI   (a)               125             531                221                  137
23290 Commerce Drive     Farmington Hills, MI   (a)               124             707                531                  210
23370 Commerce Drive     Farmington Hills, MI   (a)                59             233                138                   66
24492 Indoplex Circle    Farmington Hills, MI   (a)                67             370                724                  175
24528 Indoplex Circle    Farmington Hills, MI   (a)                91             536              1,069                  263
31800 Plymouth Road - Bui     Livonia, MI       (a)             3,415          19,481                364                3,417
31800 Plymouth Road - Bui     Livonia, MI       (a)               671           3,860                 54                  674
31800 Plymouth Road - Bui     Livonia, MI       (a)               322           1,869                131                  324
31800 Plymouth Road - Bui     Livonia, MI       (a)               557           3,207                916                  560
31800 Plymouth Road - Bui     Livonia, MI       (a)               139             832                  7                  141
21477 Bridge Street         Southfield, MI                        244           1,386                214                  253
2965 Technology Drive     Rochester Hills, MI                     964           2,277                115                  964
1451 Lincoln Avenue           Madison, MI                         299           1,703                187                  305
4400 Purks Drive           Auburn Hills, MI                       602           3,410                112                  612
4177A Varsity Drive          Ann Arbor, MI                         90             536                 59                   90
6515 Cobb Drive          Sterling Heights, MI                     305           1,753                 29                  305
46750 Port Street            Plymouth, MI                         360              33              1,072                  361
32450 N Avis Drive        Madison Heights, MI                     281           1,590                 50                  286
32200 N Avis Drive        Madison Heights, MI                     408           2,311                 39                  411
32440-32442 Industrial Dr Madison Heights, MI                     120             679                 81                  123
32450 Industrial Drive    Madison Heights, MI                      65             369                 18                   66
11813 Hubbard                 Livonia, MI                         177           1,001                 34                  180
11844 Hubbard                 Livonia, MI                         189           1,069                 61                  191
11866 Hubbard                 Livonia, MI                         189           1,073                 24                  191
12050-12300 Hubbard  (f)      Livonia, MI                         425           2,410                 42                  428



                                   Gross Amount Carried
                                At Close of Period 12/31/96
                                ---------------------------     Accumulated
                                 Building and                  Depreciation       Year Built/      Depreciable
Building Address                 Improvements       Total        12/31/96          Renovated      Lives (Years)
----------------                 -----------        ----      ------------        -----------     --------------

1921 Northwood Drive               1,597           1,888          559                 1977           (k)
2230 Elliott Avenue                  525              62          188                 1974           (k)
2237 Elliott Avenue                  525              61          167                 1974           (k)
2277 Elliott Avenue                  566              67          186                 1975           (k)
2291 Elliott Avenue                  499              58          172                 1974           (k)
2451 Elliott Avenue                  903           1,067          306                 1974           (k)
2730 Research Drive                4,772           5,675        1,387                 1988           (k)
2791 Research Drive                3,018           3,578          838                 1991           (k)
2871 Research Drive                1,749           2,075          484                 1991           (k)
2911 Research Drive                2,512           3,017          732                 1992           (k)
3011 Research Drive                2,425           2,882          701                 1988           (k)
2870 Technology Drive              1,489           1,768          425                 1988           (k)
2890 Technology Drive              1,101           1,307          301                 1991           (k)
2900 Technology Drive              1,463           1,682          392                 1992           (k)
2920 Technology Drive                822              97          219                 1992           (k)
2930 Technology Drive                969           1,107          231                 1991           (k)
2950 Technology Drive                990           1,175          269                 1991           (k)
2960 Technology Drive              1,506           1,789          414                 1992           (k)
23014 Commerce Drive                 310              36           83                 1983           (k)
23028 Commerce Drive                 687              81          206                 1983           (k)
23035 Commerce Drive                 505              59          144                 1983           (k)
23042 Commerce Drive                 559              64          148                 1983           (k)
23065 Commerce Drive                 505              59          144                 1983           (k)
23070 Commerce Drive               1,047           1,172          242                 1983           (k)
23079 Commerce Drive                 453              53          131                 1983           (k)
23093 Commerce Drive               1,566           1,861          478                 1983           (k)
23135 Commerce Drive                 915           1,073          255                 1986           (k)
23149 Commerce Drive               1,454           1,728          430                 1985           (k)
23163 Commerce Drive                 724              86          204                 1986           (k)
23164 Commerce Drive                 602              71          167                 1986           (k)
23177 Commerce Drive               1,439           1,693          435                 1986           (k)
23192 Commerce Drive                 322              38           83                 1986           (k)
23206 Commerce Drive                 740              87          212                 1985           (k)
23290 Commerce Drive               1,152           1,362          388                 1980           (k)
23370 Commerce Drive                 364              43          106                 1980           (k)
24492 Indoplex Circle                986           1,161          330                 1976           (k)
24528 Indoplex Circle              1,433           1,696          501                 1976           (k)
31800 Plymouth Road - Bui         19,843          23,260        1,381              1968/89           (k)
31800 Plymouth Road - Bui          3,911           4,585          267              1968/89           (k)
31800 Plymouth Road - Bui          1,998           2,322          137              1968/89           (k)
31800 Plymouth Road - Bui          4,120           4,680          253              1968/89           (k)
31800 Plymouth Road - Bui            837              97           56              1968/89           (k)
21477 Bridge Street                1,591           1,844           66                 1986           (k)
2965 Technology Drive              2,392           3,356          112                 1995           (k)
1451 Lincoln Avenue                1,884           2,189           79                 1967           (k)
4400 Purks Drive                   3,512           4,124          138                 1987           (k)
4177A Varsity Drive                  595              68           59                 1993           (k)
6515 Cobb Drive                    1,782           2,087          103                 1984           (k)
46750 Port Street                  1,104           1,465            1                 1996           (k)
32450 N Avis Drive                 1,635           1,921           37                 1974           (k)
32200 N Avis Drive                 2,347           2,758           53                 1973           (k)
32440-32442 Industrial Dr            757              88           19                 1979           (k)
32450 Industrial Drive               386              45            9                 1979           (k)
11813 Hubbard                      1,032           1,212           23                 1979           (k)
11844 Hubbard                      1,128           1,319           25                 1979           (k)
11866 Hubbard                      1,095           1,286           25                 1979           (k)
12050-12300 Hubbard  (f)           2,449           2,877           56                 1981           (k)


                                                                                       Costs
                                                                                    Capitalized
                                                               Initial Cost        Subsequent to
                               Location           (i)        -----------------      Acquisition
Building Address             (City/State)       Encumbra     Land    Buildings     or Completion    Land
--------------                -----------       --------     ----    ---------     -------------    ----
12707 Eckles Road        Plymouth Township, MI                255    1,445            $ 106        $ 267
9300-9328 Harrison Rd         Romulus, MI                     147      834               50          154
9330-9358 Harrison Rd         Romulus, MI                      81      456               29           84
28420-28448 Highland Rd       Romulus, MI                     143      809               48          149
28450-28478 Highland Rd       Romulus, MI                      81      461               28           85
28421-28449 Highland Rd       Romulus, MI                     109      617               37          114
28451-28479 Highland Rd       Romulus, MI                     107      608               36          112
28825-28909 Highland Rd       Romulus, MI                      70      395               24           73
28933-29017 Highland Rd       Romulus, MI                     112      634               38          117
28824-28908 Highland Rd       Romulus, MI                     134      760               43          140
28932-29016 Highland Rd       Romulus, MI                     123      694               40          128
9710-9734 Harrison Rd         Romulus, MI                     125      706               41          130
9740-9772 Harrison Rd         Romulus, MI                     132      749               43          138
9840-9868 Harrison Rd         Romulus, MI                     144      815               46          150
9800-9824 Harrison Rd         Romulus, MI                     117      664               40          123
29265-29285 Airport Dr        Romulus, MI                     140      794               46          147
29185-29225 Airport Dr        Romulus, MI                     140      792               46          146
29149-29165 Airport Dr        Romulus, MI                     216    1,225               70          226
29101-29115 Airport Dr        Romulus, MI                     130      738               43          136
29031-29045 Airport Dr        Romulus, MI                     124      704               41          130
29050-29062 Airport Dr        Romulus, MI                     127      718               42          133
29120-29134 Airport Dr        Romulus, MI                     161      912               52          168
29200-29214 Airport Dr        Romulus, MI                     170      963               55          178
9301-9339 Middlebelt Rd       Romulus, MI                     124      703               41          130
38200 Plymouth                Livonia, MI                   2,700        0            2,617        2,753

GRAND RAPIDS
3232 Kraft Avenue          Grand Rapids, MI     (b)           810    4,792            1,036          874
8181 Logistics Drive       Grand Rapids, MI     (b)           803    5,263              591          864
5062 Kendrick Court SE     Grand Rapids, MI     (b)           142      815               13          142
2 84th Street SW           Grand Rapids, MI     (a)           117      685              284          117
100 84th Street SW         Grand Rapids, MI     (a)           255    1,477               86          255
150 84th Street SW         Grand Rapids, MI     (a)            47      286               27           47
511 76th Street SW         Grand Rapids, MI     (a)           758    4,355               21          758
553 76th Street SW         Grand Rapids, MI     (a)            32      191               12           32
555 76th Street SW         Grand Rapids, MI     (a)           776    4,458               32          776
2925 Remico Avenue SW      Grand Rapids, MI     (a)           281    1,617                7          281
2935 Walkent Court NW      Grand Rapids, MI     (a)           285    1,663                7          285
3300 Kraft Avenue SE       Grand Rapids, MI     (a)           838    4,810              123          638
3366 Kraft Avenue SE       Grand Rapids, MI     (a)           833    4,780               34          833
4939 Starr Avenue          Grand Rapids, MI     (a)           117      681               27          117
5001 Kendrick Court SE     Grand Rapids, MI     (a)           210    1,221               28          210
5050 Kendrick Court SE     Grand Rapids, MI     (a)         1,721   11,433            4,568        1,721
5015 52nd Street SE        Grand Rapids, MI     (a)           234    1,321               34          234
5025 28th Street           Grand Rapids, MI     (a)            77      488               17           77
5079 33rd Street SE        Grand Rapids, MI     (a)           525    3,018                4          525
5333 33rd Street SE        Grand Rapids, MI     (a)           480    2,761               47          480
5130 Patterson Avenue SE   Grand Rapids, MI     (a)           137      793               12          137
425 Gordon Industrial Cou  Grand Rapids, MI                   611    3,747              692          644
2851 Prairie Street        Grand Rapids, MI                   377    2,778              231          445
2945 Walkent Court         Grand Rapids, MI                   310    2,074              294          352
537 76th Street            Grand Rapids, MI                   255    1,456              113          258


                                   Gross Amount Carried
                                At Close of Period 12/31/96
                                ---------------------------     Accumulated
                                 Building and                  Depreciation       Year Built/      Depreciable
Building Address                 Improvements       Total        12/31/96          Renovated      Lives (Years)
----------------                 -----------        -----      ------------        -----------     --------------
12707 Eckles Road                   $1,539          1,806      $       16             1990              (k)
9300-9328 Harrison Rd                  877          1,031               4             1978              (k)
9330-9358 Harrison Rd                  482             56               2             1978              (k)
28420-28448 Highland Rd                851          1,000               4             1979              (k)
28450-28478 Highland Rd                485             57               2             1979              (k)
28421-28449 Highland Rd                649             76               3             1980              (k)
28451-28479 Highland Rd                639             75               3             1980              (k)
28825-28909 Highland Rd                416             48               2             1981              (k)
28933-29017 Highland Rd                667             78               3             1982              (k)
28824-28908 Highland Rd                797             93               3             1982              (k)
28932-29016 Highland Rd                729             85               3             1982              (k)
9710-9734 Harrison Rd                  742             87               3             1987              (k)
9740-9772 Harrison Rd                  786             92               3             1987              (k)
9840-9868 Harrison Rd                  855          1,005               4             1987              (k)
9800-9824 Harrison Rd                  698             82               3             1987              (k)
29265-29285 Airport Dr                 833             98               3             1983              (k)
29185-29225 Airport Dr                 832             97               3             1983              (k)
29149-29165 Airport Dr               1,285          1,511               5             1984              (k)
29101-29115 Airport Dr                 775             91               3             1985              (k)
29031-29045 Airport Dr                 739             86               3             1985              (k)
29050-29062 Airport Dr                 754             88               3             1986              (k)
29120-29134 Airport Dr                 957          1,125               4             1986              (k)
29200-29214 Airport Dr               1,010          1,188               4             1985              (k)
9301-9339 Middlebelt Rd                738             86               3             1983              (k)
38200 Plymouth                       2,564          5,317               0              (m)

GRAND RAPIDS
3232 Kraft Avenue                    5,764           6,638              398           1988              (k)
8181 Logistics Drive                 5,793           6,657              407           1990              (k)
5062 Kendrick Court SE                 828              97               55           1987              (k)
2 84th Street SW                       969           1,086               62           1986              (k)
100 84th Street SW                   1,563           1,818               99           1979              (k)
150 84th Street SW                     313              36               23           1977              (k)
511 76th Street SW                   4,376           5,134              277           1986              (k)
553 76th Street SW                     203              23               13           1985              (k)
555 76th Street SW                   4,490           5,266              292           1987              (k)
2925 Remico Avenue SW                1,624           1,905              101           1988              (k)
2935 Walkent Court NW                1,670           1,955              104           1991              (k)
3300 Kraft Avenue SE                 4,933           5,771              346           1987              (k)
3366 Kraft Avenue SE                 4,814           5,647              308           1987              (k)
4939 Starr Avenue                      708              82               49           1985              (k)
5001 Kendrick Court SE               1,249           1,459               80           1983              (k)
5050 Kendrick Court SE              16,001         17,722               911           1988              (k)
5015 52nd Street SE                  1,355           1,589               84           1987              (k)
5025 28th Street                       505              58               53           1967              (k)
5079 33rd Street SE                  3,022           3,547              189           1990              (k)
5333 33rd Street SE                  2,808           3,288              203           1991              (k)
5130 Patterson Avenue SE               805              94               52           1987              (k)
425 Gordon Industrial Cou            4,406           5,050              293           1990              (k)
2851 Prairie Street                  2,941           3,386              203           1989              (k)
2945 Walkent Court                   2,326           2,678              161           1993              (k)
537 76th Street                      1,566           1,824               68           1987              (k)


Caption>
                                                                                                  Cost
                                                                        (j)                    Capitalized
                                                                    Initial Cost              Subsequent to
                                Location          (i)          -----------------------         Acquisitions
Building/Address              (City/State)    Emcumbrances     Land            Buildings      or Completion
----------------            --------------    ------------    ------          ----------      -------------
Indianapolis
2900 N Shadeland Avenue     Indianpolis, IN     (c)             2,394          13,565            $ 1,264
1445 Brookville Way         Indianpolis, IN     (c)               459           2,603                242
1440 Brookville Way         Indianpolis, IN     (c)               665           3,770                219
1240 Brookville Way         Indianpolis, IN     (c)               247           1,402                128
1220 Brookville Way         Indianpolis, IN     (c)               223              40                 30
1345 Brookville Way         Indianpolis, IN     (d)               586           3,321                239
1350 Brookville Way         Indianpolis, IN     (c)               205           1,161                 77
1315 Sadlier Circle E Dr    Indianpolis, IN     (d)                57             322                 39
1341 Sadlier Circle E Dr    Indianpolis, IN     (d)               131             743                 50
1322-1438 Sadlier Circle    Indianpolis, IN     (d)               145             822                 75
1327-1441 Sadlier Circle    Indianpolis, IN     (d)               218           1,234                 88
1304 Sadlier Circle E Dr    Indianpolis, IN     (d)                71             405                 46
1402 Sadlier Circle E Dr    Indianpolis, IN     (d)               165             934                 66
1504 Sadlier Circle E Dr    Indianpolis, IN     (d)               219           1,238                 70
1311 Sadlier Circle E Dr    Indianpolis, IN     (d)                54             304                 60
1365 Sadlier Circle E Dr    Indianpolis, IN     (d)               121             688                 49
1352-1354 Sadlier Circle    Indianpolis, IN     (d)               178           1,008                 90
1338 Sadlier Circle E Dr    Indianpolis, IN     (d)                81             460                 48
1327 Sadlier Circle E Dr    Indianpolis, IN     (d)                52             295                 31
1428 Sadlier Circle E Dr    Indianpolis, IN     (d)                21             117                 23
1230 Brookville Way         Indianpolis, IN     (c)               103             586                 40
6951 E 30th St              Indianpolis, IN                       256           1,449                 91
6701 E 30th St              Indianpolis, IN                        78             443                 40
6737 E 30th St              Indianpolis, IN                       385           2,181                122
6555 E 30th St              Indianpolis, IN                       840           4,760                129
2432-2436 Shadeland         Indianpolis, IN                       212           1,199                167
8402-8440 E 33rd St         Indianpolis, IN                       222           1,260                 35
8520-8630 E 33rd St         Indianpolis, IN                       326           1,848                 50
8710-8768 E 33rd St         Indianpolis, IN                       175             993                 30
3316-3346 N. Pagosa Court   Indianpolis, IN                       325           1,842                 50
3331 Raton Court            Indianpolis, IN                       138             802                 22
Vacant Land                 Indianpolis, IN                        60               0                131

Milwaukee
N25 W23050 Paul Road         Pewaukee, WI       (a)               474           2,723                 12
N25 W23255 Paul Road      Waukesha County, WI   (a)               571           3,270                  1
N27 W23293 Roundy Drive   Waukesha County, WI   (a)               412           2,837                  1
6523 N. Sydney Place         Milwaukee, WI                        172             976                140
8800 W Bradley               Milwaukee, WI                        375           2,125                130
1435 North 113th St          Wauwatosa, WI                        300           1,699                 79
Minneapolis
2700 Freeway Boulevard    Brooklyn Center, MN   (b)               392           2,318                397
6403-6545 Cecilia Circle  Brooklyn Center, MN   (b)               723           2,683                765
1275 Corporate Center Dri      Eagan, MN        (a)                80             357                 38
1279 Corporate Center Dri      Eagan, MN        (a)               105             357                 86
2815 Eagandale Boulevard       Eagan, MN        (a)                80             357                 95
6201 West 111th Street      Bloomington, MN     (a)             1,358           8,622              3,732
6925-6943 Washington Aven      Edina, MN        (a)               117             504                534
6955-6973 Washington Aven      Edina, MN        (a)               117             486                382
7251-7279 Washington Aven      Edina, MN        (a)               129             382                406
7301-7329 Washington Aven      Edina, MN        (a)               174             391                466
7101 Winnetka Avenue Nort  Brooklyn Park, MN    (a)             2,195           6,084              2,135
7600 Golden Triangle Driv  Eden Prairie, MN     (a)               566           1,394              1,170
7830-7890 12th Avenue Sou  Eden Prairie, MN     (a)               723           2,588                321
7900 Main Street Northeas     Fridley, MN       (a)               480           1,604                278






                                                    Gross Annual Carried
                                                At Close of Period 12/31/96
                                                ---------------------------                Accumulated
                           Location                          Buildings and                 Depreciation   Year Built/  Depreciable
Building/Address           (City/State)              Land    Improvements       Total        12/31/96      Renovated   Lives (Years)
----------------           ------------              ----    -------------      -----      ------------   ----------   ------------
Indianapolis
2900 N Shadeland Avenue     Indianpolis, IN           2,493       14,730          17,223          309      1957/1992     (k)
1445 Brookville Way         Indianpolis, IN             475        2,829           3,304           61         1989       (k)
1440 Brookville Way         Indianpolis, IN             684        3,970           4,654           81         1990       (k)
1240 Brookville Way         Indianpolis, IN             258        1,519           1,777           32         1990       (k)
1220 Brookville Way         Indianpolis, IN             226           67              29            1         1990       (k)
1345 Brookville Way         Indianpolis, IN             601        3,545           4,146           74         1992       (k)
1350 Brookville Way         Indianpolis, IN             211        1,232           1,443           25         1994       (k)
1315 Sadlier Circle E Dr    Indianpolis, IN              61          357              41            7      1970/1992     (k)
1341 Sadlier Circle E Dr    Indianpolis, IN             136          788              92           16      1971/1992     (k)
1322-1438 Sadlier Circle    Indianpolis, IN             152          890           1,042           18      1971/1992     (k)
1327-1441 Sadlier Circle    Indianpolis, IN             225        1,315           1,540           28         1992       (k)
1304 Sadlier Circle E Dr    Indianpolis, IN              75          447              52            9      1971/1992     (k)
1402 Sadlier Circle E Dr    Indianpolis, IN             170          995           1,165           20      1970/1992     (k)
1504 Sadlier Circle E Dr    Indianpolis, IN             225        1,302           1,527           27      1971/1992     (k)
1311 Sadlier Circle E Dr    Indianpolis, IN              57          361              41            8      1971/1992     (k)
1365 Sadlier Circle E Dr    Indianpolis, IN             126          732              85           15      1971/1992     (k)
1352-1354 Sadlier Circle    Indianpolis, IN             188        1,088           1,276           22      1970/1992     (k)
1338 Sadlier Circle E Dr    Indianpolis, IN              85          504              58           10      1971/1992     (k)
1327 Sadlier Circle E Dr    Indianpolis, IN              56          322              37            7      1971/1992     (k)
1428 Sadlier Circle E Dr    Indianpolis, IN              23          138              16            3      1971/1992     (k)
1230 Brookville Way         Indianpolis, IN             109          620              72           13         1995       (k)
6951 E 30th St              Indianpolis, IN             265        1,531           1,796           32         1995       (k)
6701 E 30th St              Indianpolis, IN              82          479              56           10         1992       (k)
6737 E 30th St              Indianpolis, IN             398        2,290           2,688           47         1995       (k)
6555 E 30th St              Indianpolis, IN             855        4,874           5,729           71      1969/1981     (k)
2432-2436 Shadeland         Indianpolis, IN             229        1,349           1,578           16         1968       (k)
8402-8440 E 33rd St         Indianpolis, IN             227        1,290           1,517            8         1977       (k)
8520-8630 E 33rd St         Indianpolis, IN             333        1,891           2,224           12         1976       (k)
8710-8768 E 33rd St         Indianpolis, IN             184        1,014           1,198            7         1979       (k)
3316-3346 N. Pagosa Court   Indianpolis, IN             332        1,885           2,217           12         1977       (k)
3331 Raton Court            Indianpolis, IN             141          821              96            5         1979       (k)
Vacant Land                 Indianpolis, IN              62          129              19            0         (m)

Milwaukee
N25 W23050 Paul Road         Pewaukee, WI               474        2,735                          171         1989       (k)
N25 W23255 Paul Road      Waukesha County, WI           571        3,271           3,842          204         1987       (k)
N27 W23293 Roundy Drive   Waukesha County, WI           412        2,838           3,250          176         1989       (k)
6523 N. Sydney Place         Milwaukee, WI              176        1,112           1,288           29         1978       (k)
8800 W Bradley               Milwaukee, WI              388        2,242           2,630           32         1982       (k)
1435 North 113th St          Wauwatosa, WI              309        1,769           2,078           11         1993       (k)
Minneapolis
2700 Freeway Boulevard    Brooklyn Center, MN           415        2,692                          213         1981       (k)
6403-6545 Cecilia Circle  Brooklyn Center, MN           781        3,390           4,171        1,198         1980       (k)
1275 Corporate Center Dri      Eagan, MN                 93          382              47          117         1990       (k)
1279 Corporate Center Dri      Eagan, MN                109          439              54          138         1990       (k)
2815 Eagandale Boulevard       Eagan, MN                 97          435              53          126         1990       (k)
6201 West 111th Street      Bloomington, MN           1,499       12,213         13,712         1,306         1987       (k)
6925-6943 Washington Aven      Edina, MN                237          918           1,155          419         1972       (k)
6955-6973 Washington Aven      Edina, MN                191          794              98          358         1972       (k)
7251-7279 Washington Aven      Edina, MN                182          735              91          336         1972       (k)
7301-7329 Washington Aven      Edina, MN                193          838           1,031          374         1972       (k)
7101 Winnetka Avenue Nort  Brooklyn Park, MN          2,228        8,186         10,414         2,875         1990       (k)
7600 Golden Triangle Driv  Eden Prairie, MN             615        2,515           3,130          845         1989       (k)
7830-7890 12th Avenue Sou  Eden Prairie, MN             739        2,893           3,632        1,158         1978       (k)
7900 Main Street Northeas     Fridley, MN               497        1,865           2,362          841         1973       (k)


                                                                                                                 Costs
                                                                                                              Capitalized
                                                                                     Initial Cost            Subsequent to
                                         Location              (i)              -----------------------       Acquisition
Building Address                       (City/State)          Encumbra           Land          Buildings      or Completion
----------------                       -----------           --------           ----          ---------      -------------
7901 Beech Street Northeast              Fridley, MN           (a)             $  405         $1,554 $           $  275
9901 West 74th Street                  Eden Prairie, MN        (a)                621          3,289              1,957
10175-10205 Crosstown Circle           Eden Prairie, MN        (a)                132            686                 51
11201 Hampshire Avenue South            Bloomington, MN        (a)                495          1,035                848
12220-12274 Nicollet Avenue(g)          Burnsville, MN         (a)                555          2,249                219
305 2nd Street Northwest                Minneapolis, MN        (a)                460          2,744                 41
953 Westgate Drive                      Minneapolis, MN        (a)                193          1,178                  0
980 Lone Oak Road                       Minneapolis, MN        (a)                683          4,103                 46
990 Lone Oak Road                       Minneapolis, MN        (a)                883          5,575                 50
1030 Lone Oak Road                      Minneapolis, MN        (a)                456          2,703                 44
1060 Lone Oak Road                      Minneapolis, MN        (a)                624          3,700                135
5400 Nathan Lane                        Minneapolis, MN        (a)                749          4,461                 25
6464 Sycamore Court                     Minneapolis, MN        (a)                457          2,730                  0
6701 Parkway Circle                    Brooklyn Center, MN                        350          2,131                343
6601 Shingle Creek Parkway             Brooklyn Center, MN                        411          2,813                484
10120 W 76th Street                    Eden Prairie, MN                           315          1,804                 85
7615 Golden Triangle                   Eden Prairie, MN                           268          1,532                255
7625 Golden Triangle                   Eden Prairie, MN                           415          2,375                133
2605 Fernbrook Lane North                Plymouth, MN                             443          2,533                263
12155 Nicollet Ave.                     Burnsville, MN                            286              0              1,673
6655 Wedgewood Road                     Maple Grove, MN                         1,775          8,410                 79
900 Apollo Road                          Eagan, MN                              1,029          5,855                194
7316 Aspen Lane North                    Brooklyn, MN                             368          2,156                145
6707 Shingle Creek Parkway             Brooklyn Center, MN                        376          2,101                360
73rd Avenue North                      Brooklyn Park, MN                          504          2,856                 73
1905 W Country Road C                    Roseville, MN                            402          2,278                 64
2730 Arthur Street                       Roseville, MN                            824          4,671                 76
10205 51st Avenue North                  Plymouth, MN                             180          1,020                 68
4100 Peavey Road                          Chaska, MN                              399          2,261                124
11300 Hamshire Ave South                Bloomington, MN                           527          2,985                125
375 Rivertown Drive                      Woodbury, MN                           1,083          6,135                266
5205 Highway 169                         Plymouth, MN                             446          2,525                331
6451-6595 Citywest Parkway             Eden Prairie, MN                           525          2,975                110
7100-7198 Shady Oak Rd (g)             Eden Prairie, MN                         1,118          6,333                146
7500-7546 Washington Square            Eden Prairie, MN                           229          1,300                 28
7550-7588 Washington Square            Eden Prairie, MN                           153            867                 19
5240-5300 Valley Industrial Blvd S     Eden Prairie, MN                           362          2,049                 73

Nashville
---------
1621 Heil Quaker Boulevard              Nashville, TN          (b)                413          2,348                166
220-240 Great Circle Drive              Nashville, TN          (a)                978          6,350              1,599
417 Harding Industrial Drive            Nashville, TN          (a)              1,006          6,586                880
501-521 Harding Industrial Drive(f)     Nashville, TN          (a)                645          3,382              1,092
3099 Barry Drive                        Portland, TN                              418          2,368                 49
3150 Barry Drive                        Portland, TN                              941          5,333                326
5599 Highway 31 West                    Portland, TN                              564          3,196                 62

St. Louis
---------
8921-8957 Frost Avenue                  Hazelwood, MO          (b)                431          2,479                 10
9043-9083 Frost Avenue                  Hazelwood, MO          (b)                319          1,838                 27
2121 Chapin Industrial Drive           Vinita Park, MO         (a)                606          4,384              1,372
1200 Andes Boulevard                    St. Louis, MO          (a)                246          1,412                 82
1248 Andes Boulevard                    St. Louis, MO          (a)                194          1,120                 50
1208-1226 Ambassador Boulevard          St. Louis, MO          (a)                235          1,351                  1
1250 Ambassador Boulevard               St. Louis, MO          (a)                119            694                  2
1503-1525 Fairview Industrial           St. Louis, MO          (a)                112            658                 29

                                             Gross Amount Carried
                                         At Close of Period 12/31/96
                                     -----------------------------------        Accumulated
                                                Building and                    Depreciation     Year Built/       Depreciable
Building Address                      Land      Improvements      Total           12/31/96        Renovated       Live (Years)
----------------                      ----      ------------      -----         ------------     -----------      ------------
7901 Beech Street Northeast          $  428        $1,806         $2,234          $  684            1975              (k)
9901 West 74th Street                   639         5,228          5,867             659          1983/88             (k)
10175-10205 Crosstown Circle            174           695            869             251            1980              (k)
11201 Hampshire Avenue South            501         1,877          2,378             672            1986              (k)
12220-12274 Nicollet Avenue(g)          605         2,418          3,023             803          1989/90             (k)
305 2nd Street Northwest                460         2,785          3,245             185            1991              (k)
953 Westgate Drive                      193         1,178          1,371              75            1991              (k)
980 Lone Oak Road                       683         4,103          4,832             290            1992              (k)
990 Lone Oak Road                       883         5,575          6,508             504            1989              (k)
1030 Lone Oak Road                      456         2,703          3,203             185            1988              (k)
1060 Lone Oak Road                      624         3,835          4,459             274            1988              (k)
5400 Nathan Lane                        749         4,486          5,235             285            1990              (k)
6464 Sycamore Court                     457         2,730          3,187             171            1990              (k)
6701 Parkway Circle                     377         2,447          2,824             178            1987              (k)
6601 Shingle Creek Parkway              502         3,206          3,708             243            1985              (k)
10120 W 76th Street                     315         1,804          2,204              87            1987              (k)
7615 Golden Triangle                    268         1,787          2,055             123            1987              (k)
7625 Golden Triangle                    415         2,508          2,923             150            1987              (k)
2605 Fernbrook Lane North               445         2,794          3,239             168            1987              (k)
12155 Nicollet Ave.                     287         1,672          1,959              48            1995              (k)
6655 Wedgewood Road                   1,778         8,486         10,264             493            1989              (k)
900 Apollo Road                       1,030         6,048          7,078             276            1970              (k)
7316 Aspen Lane North                   377         2,292          2,669             100            1978              (k)
6707 Shingle Creek Parkway              379         2,458          2,837             200            1986              (k)
73rd Avenue North                       512         2,921          3,433              54            1995              (k)
1905 W Country Road C                   409         2,335          2,744              44            1993              (k)
2730 Arthur Street                      832         4,739          5,571              89            1995              (k)
10205 51st Avenue North                 187         1,081          1,268              20            1990              (k)
4100 Peavey Road                        415         2,369          2,784              34            1988              (k)
11300 Hamshire Ave South                541         3,096          3,637              38            1983              (k)
375 Rivertown Drive                   1,119         6,365          7,484              53            1996              (k)
5205 Highway 169                        473         2,829          3,302              26            1960              (k)
6451-6595 Citywest Parkway              538         3,072          3,610              25            1984              (k)
7100-7198 Shady Oak Rd (g)            1,135         6,462          7,597              40            1982              (k)
7500-7546 Washington Square             233         1,324          1,557               3            1975              (k)
7550-7588 Washington Square             156           883          1,039               2            1973              (k)
5240-5300 Valley Industrial Blvd S      370         2,114          2,484               4            1975              (k)

Nashville
---------
1621 Heil Quaker Boulevard              429         2,498          2,927             116            1975              (k)
220-240 Great Circle Drive(g)           978         7,949          8,927           3,356          1979/1982           (k)
417 Harding Industrial Drive          1,116         7,356          8,472             630            1972              (k)
501-521 Harding Industrial Drive(f)     699         4,420          5,119             302            1975              (k)
3099 Barry Drive                        424         2,411          2,835              15            1995              (k)
3150 Barry Drive                        987         5,613          6,600              35            1993              (k)
5599 Highway 31 West                    571         3,251          3,822              20            1995              (k)

St. Louis
---------
8921-8957 Frost Avenue                  431         2,489          2,920             155            1971              (k)
9043-9083 Frost Avenue                  319         1,865          2,184             116            1970              (k)
2121 Chapin Industrial Drive            614         5,748          6,362           2,854          1969/87             (k)
1200 Andes Boulevard                    319         1,421          1,740              88            1967              (k)
1248 Andes Boulevard                    194         1,170          1,364              82            1967              (k)
1208-1226 Ambassador Boulevard          235         1,352          1,587              84            1966              (k)
1250 Ambassador Boulevard               119           696            815              43            1967              (k)
1503-1525 Fairview Industrial           112           687            799              49            1967              (k)

                                                                                                   Costs
                                                                                                Capitalized
                                                                        Initial Cost           Subsequent to
                               Location         (i)               ----------------------        Acquisition
Building Address             (City/State)     Encumbra            Land          Buildings      or Completion           Land
----------------             -----------      --------            ----          ---------      -------------           ----

2441-2445 Northline Indus    St. Louis, MO      (a)          $     72        $    478           $      2             $     72
2462-2470 Schuetz Road       St. Louis, MO      (a)               174           1,004                  0                  174
10431-10449 Midwest Indus    St. Louis, MO      (a)               237           1,360                166                  237
10751 Midwest Industrial     St. Louis, MO      (a)               193           1,119                 12                  193
11632-11644 Fairgrove Ind    St. Louis, MO      (a)               109             637                 17                  109
11652-11666 Fairgrove Ind    St. Louis, MO      (a)               103             599                 89                  103
11674-11688 Fairgrove Ind    St. Louis, MO      (a)               118             689                 27                  118
2337 Centerline Drive        St. Louis, MO      (d)               239           1,370                110                  239
6951 N Hanley (f)            Hazelwood, MO                        405           2,295                 93                  417
Other
2800 Airport Road (h)         Denton, TX        (a)               369           1,935              1,773                  490
3501 Maple Street             Aailene, TX       (a)                67           1,057              1,048                  260
4200 West Harry Street (g     Wichita, KS       (a)               193           2,224              1,967                  528
Industrial Park No. 2      West Lebanon, NH     (a)               723           5,208                491                  776
                                             ------             -----           -----           --------                -----
                                           $396,482          $144,683        $763,000           $143,096             $153,390

                                   Gross Amount Carried
                                At Close of Period 12/31/96
                                ---------------------------     Accumulated
                                 Building and                  Depreciation       Year Built/      Depreciable
Building Address                 Improvements       Total        12/31/96          Renovated      Lives (Years)
----------------                 -----------        ----      ------------        -----------     --------------

2441-2445 Northline Indus            480              55           61                 1967              (k)
2462-2470 Schuetz Road             1,004           1,178           63                 1965              (k)
10431-10449 Midwest Indus          1,526           1,763           94                 1967              (k)
10751 Midwest Industrial           1,131           1,324           71                 1965              (k)
11632-11644 Fairgrove Ind            654              76           44                 1967              (k)
11652-11666 Fairgrove Ind            688              79           56                 1966              (k)
11674-11688 Fairgrove Ind            716              83           50                 1967              (k)
2337 Centerline Drive              1,480           1,719           88                 1967              (k)
6951 N Hanley (f)                  2,376           2,793            5                 1965              (k)
Other
2800 Airport Road (h)              3,587           4,077          955                 1965              (k)
3501 Maple Street                  1,912           2,172          507                 1980              (k)
4200 West Harry Street (g          3,856           4,384        1,028                 1968              (k)
Industrial Park No. 2              5,646           6,422        1,504                 1968              (k)
                                --------      ----------      -------
                                $897,389      $1,050,779      $91,457


 NOTES:
  (a) Collateralizes the 1994 Mortgage Loans Payable.

  (b) Collateralizes the 1995 Mortgage Loans Payable.

  (c) Collateralizes the CIGNA Loan.

  (d) Collateralizes the Aegon Loan.

  (e) Collateralizes the Harrisburg Mortgage Loan.

  (f) Comprised of 2 properties.

  (g) Comprised of 3 properties.

  (h) Comprised of 5 properties.

  (i) See description of encumbrances in Note 4 to Notes to Consolidated and Combined Financial statements.

  (j) Initial cost for each respective property is total acquisition costs associated with its purchase.

  (k) Depreciation is computed based upon the following estimated lives:
            Buildings, Improvements                        31.5 to 40 years
            Tenant Improvements, Leasehold Improvements    Life of lease
            Furniture, Fixtures and equipment              5 to 10 years

  (l) At December 31, 1995, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $ 1,020 million.

  (m) These properties represent developments that haven't been placed in service.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                                 SCHEDULE III:
              REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                            AS OF DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

       The changes in total real estate assets for the three years ended December 31, 1996 are as follows:

                                                     1996       1995       1994
                                               ----------   --------   --------

Balance, Beginning of Year.....................$  757,516   $669,608   $209,177
Transfer of Assets
  Between Contributing Businesses..............       ---        ---      4,893
Acquisition, Construction Costs
  and Improvements.............................   305,153     87,908    455,538
Disposition of Assets..........................   (11,890)       ---        ---
                                               ----------   --------   --------
Balance, End of Year...........................$1,050,779   $757,516   $669,608
                                               ==========   ========   ========

       The changes in accumulated depreciation for the three years ended
 December 31, 1996 are as follows:


                                                     1996       1995       1994
                                               ----------   --------   --------
Balance, Beginning of Year.....................$   68,749   $ 49,314   $ 38,015
Transfer of Assets
  Between Contributing Businesses..............       ---        ---     (2,075)
Depreciation for Year..........................    24,542     19,435     13,374
Disposition of Assets..........................    (1,834)       ---        ---
                                                ----------   -------   --------
Balance, End of Year...........................$   91,457   $ 68,749   $ 49,314
                                               ===========  ========   ========

