Form 10-Q
period 1997-03-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 1997-05-15
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

Number of shares of Common Stock, $.01 par value, outstanding as of May 12, 1997: 30,130,617.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                                   FORM 10-Q
                      FOR THE PERIOD ENDED MARCH 31, 1997

                                     INDEX
                                     -----

                                                                                      PAGE
                                                                                      ----
PART I:  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996.........    2

     Consolidated Statements of Operations for the Three Months Ended March 31, 1997
     and March 31, 1996.............................................................    3

     Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1997
     and March 31, 1996.............................................................    4

     Notes to Financial Statements..................................................   5-10

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.....................................................  11-14


PART II:  OTHER INFORMATION

  Item 1.  Legal Proceedings........................................................   15
  Item 2.  Changes in Securities....................................................   15
  Item 3.  Defaults Upon Senior Securities..........................................   15
  Item 4.  Submission of Matters to a Vote of Security Holders......................   15
  Item 5.  Other Information........................................................   15
  Item 6.  Exhibits and Reports on Form 8-K.........................................   15


SIGNATURE...........................................................................   16


EXHIBIT INDEX.......................................................................   17

                         PART I.  FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                                        March 31,           December 31,
                                                                          1997                  1996
                                                                      ------------          ------------
                                                      ASSETS
Assets:
Investment in Real Estate:
  Land.........................................................        $  181,484            $  153,390
  Buildings and Improvements...................................         1,049,160               880,924
  Furniture, Fixtures and Equipment............................             1,662                 1,662
  Construction in Progress.....................................             6,688                14,803
  Less: Accumulated Depreciation...............................           (99,166)              (91,457)
                                                                       ----------            ----------
      Net Investment in Real Estate............................         1,139,828               959,322

 Cash and Cash Equivalents.....................................             1,633                 7,646
 Restricted Cash...............................................            15,400                11,837
 Tenant Accounts Receivable, Net...............................             5,524                 4,667
 Deferred Rent Receivable......................................             8,637                 8,290
 Interest Rate Protection Agreements, Net......................             8,338                 8,376
 Deferred Financing Costs, Net.................................             7,255                 7,442
 Prepaid Expenses and Other Assets, Net........................            21,565                15,020
                                                                       ----------            ----------
      Total Assets.............................................        $1,208,180            $1,022,600
                                                                       ==========            ==========
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Mortgage Loans Payable........................................        $  396,326            $  392,082
 Acquisition Facility Payable..................................           148,100                 4,400
 Promissory Notes Payable......................................               ---                 9,919
 Accounts Payable and Accrued Expenses.........................            19,220                18,374
 Rents Received in Advance and Security Deposits...............             7,285                 6,122
 Dividends/Distributions Payable...............................            16,904                16,281
                                                                       ----------            ----------
      Total Liabilities........................................           587,835               447,178
                                                                       ----------            ----------
Minority Interest..............................................            89,469                42,861

Commitments and Contingencies..................................               ---                   ---

Stockholders' Equity:
 Preferred Stock ($.01 par value, 10,000,000 shares authorized,
  1,650,000 shares issued and outstanding).....................                17                    17
 Common Stock ($.01 par value, 100,000,000 shares authorized,
  30,081,117 and 29,939,417 shares issued and outstanding at
  March 31, 1997 and December 31, 1996, respectively)..........               301                   299
Additional Paid-in-Capital.....................................           586,661               584,009
Distributions in Excess of Accumulated Earnings................           (56,103)              (51,764)
                                                                       ----------            ----------
      Total Stockholders' Equity...............................           530,876               532,561
                                                                       ----------            ----------
      Total Liabilities and Stockholders' Equity...............        $1,208,180            $1,022,600
                                                                       ==========            ==========

    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)





                                                                   Three Months Ended        Three Months Ended
                                                                     March 31, 1997            March 31, 1996
                                                                   ------------------        ------------------
Revenues:
 Rental Income.................................................         $ 35,418                  $ 23,126
 Tenant Recoveries and Other Income............................           10,725                     7,519
                                                                        --------                  --------
      Total Revenues...........................................           46,143                    30,645
                                                                        --------                  --------
Expenses:
 Real Estate Taxes.............................................            7,547                     5,146
 Repairs and Maintenance.......................................            2,662                     1,419
 Property Management...........................................            1,678                     1,059
 Utilities.....................................................            1,610                       871
 Insurance.....................................................              139                       201
 Other.........................................................              509                       268
 General and Administrative....................................            1,264                       934
 Interest......................................................            8,331                     6,638
 Amortization of Interest Rate Protection Agreements and
  Deferred Financing Costs.....................................              596                       775
 Depreciation and Other Amortization...........................            8,617                     6,348
                                                                        --------                  --------
      Total Expenses...........................................           32,953                    23,659
                                                                        --------                  --------
Income Before Minority Interest and Extraordinary Loss.........           13,190                     6,986
Income Allocated to Minority Interest..........................           (1,356)                     (404)
                                                                        --------                  --------
Income Before Extraordinary Loss...............................           11,834                     6,582
Extraordinary Loss.............................................              ---                      (821)
                                                                        --------                  --------
Net Income.....................................................           11,834                     5,761
Less:  Preferred Stock Dividends...............................             (980)                     (980)
                                                                        --------                  --------
Net Income Available to Common  Stockholders...................         $ 10,854                  $  4,781
                                                                        ========                  ========
Net Income Available to Common Stockholders Before
 Extraordinary Loss Per Weighted Average Common
 Share Outstanding (30,028,238 and 22,305,642 as of
 March 31, 1997 and 1996, respectively)........................         $    .36                  $    .25
                                                                        ========                  ========


Extraordinary Loss Per Weighted Average Common Share
 Outstanding (30,028,238 and 22,305,642 as of March 31, 1997
 and 1996, respectively).......................................         $    ---                  $    .04
                                                                        ========                  ========

Net Income Available to Common Stockholders Per Weighted
 Average Common Share Outstanding (30,028,238 and
 22,305,642 as of March 31, 1997 and 1996, respectively).......         $    .36                  $    .21
                                                                        ========                  ========


    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)






                                                                    Three Months Ended        Three Months Ended
                                                                      March 31, 1997            March 31, 1996
                                                                   -------------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income....................................................        $  11,834                  $   5,761
 Income Allocated to Minority Interest.........................            1,356                        404
                                                                       ---------                  ---------
 Income Before Minority Interest...............................           13,190                      6,165
 Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities:
   Depreciation................................................            7,709                      5,544
   Amortization of Interest Rate Protection Agreements and
    Deferred Financing Costs...................................              596                        775
   Other Amortization..........................................              908                        804
   Extraordinary Loss..........................................              ---                        821
   Provision for Bad Debts.....................................              150                        100
   Increase in Tenant Accounts Receivable and Prepaid
    Expenses and Other  Assets.................................           (8,444)                    (1,116)
   Increase in Deferred Rent Receivable........................             (347)                      (262)
   Increase in Accounts Payable and Accrued Expenses
    and Rents Received in Advance and Security
    Deposits...................................................              488                        245
   Organization Costs..........................................              (20)                       ---
   (Increase) Decrease in Restricted Cash......................           (3,875)                       788
                                                                       ---------                 ----------
       Net Cash Provided by Operating Activities...............           10,355                     13,864
                                                                       ---------                 ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases and Additions to Investment in Real Estate..........         (132,024)                  (100,294)
 Decrease in Restricted Cash...................................              312                        615
                                                                       ---------                  ---------
       Net Cash Used in Investing Activities...................         (131,712)                   (99,679)
                                                                       ---------                  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Sale of Common Stock............................              ---                    113,850
 Proceeds from Exercise of Employee Stock Options..............              137                        ---
 Common Stock Underwriting Discounts/Offering Costs.........                (682)                    (6,957)
 Preferred Stock Offering Costs................................              ---                       (408)
 Proceeds from Acquisition Facilities Payable..................          143,700                     10,348
 Repayments on Acquisition Facilities Payable..................              ---                    (54,583)
 Proceeds from Mortgage Loans Payable..........................              ---                     36,750
 Repayments on Mortgage Loans Payable..........................             (261)                      (200)
 Repayments on Construction Loans Payable......................              ---                     (4,873)
 Repayment of Promissory Notes Payable.........................           (9,919)                       ---
 Dividends/Distributions.......................................          (16,281)                    (9,954)
 Preferred Stock Dividends.....................................             (980)                    (1,448)
 Debt Issuance Costs...........................................             (370)                    (1,053)
                                                                       ---------                  ---------
       Net Cash Provided by Financing Activities...............          115,344                     81,472
                                                                       ---------                  ---------
Net Decrease in Cash and Cash Equivalents......................           (6,013)                    (4,343)
Cash and Cash Equivalents, Beginning of Period.................            7,646                      8,919
                                                                       ---------                  ---------
Cash and Cash Equivalents, End of Period.......................        $   1,633                  $   4,576
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

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

1.     ORGANIZATION AND FORMATION OF COMPANY

     First Industrial Realty Trust, Inc. (the "Company") was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company is continuing and expanding the Midwestern industrial property business of The Shidler Group and the properties and businesses contributed by three other contributing businesses (the "Contributing Businesses"). The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner. As of March 31, 1997, the Company owned 430 in-service properties located in 16 states, containing an aggregate of approximately 37.4 million square feet of gross leasable area. Of the 430 properties owned by the Company, 195 are held by First Industrial Financing Partnership, L.P.(the "Financing Partnership"), 184 are held by the Operating Partnership, 19 are held by First Industrial Securities, L.P., 23 are held by First Industrial Mortgage Partnership, L.P., 4 are held by First Industrial Pennsylvania Partnership, L.P., 4 are held by First Industrial Harrisburg, L.P., and 1 is held by First Industrial Indianapolis, L.P. First Industrial Realty Trust, Inc. is the sole general partner of the Operating Partnership, with an approximate 88.3% ownership interest at March 31, 1997. Minority interest in the Company at March 31, 1997 represents the approximate 11.7% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Company's 1996 Form 10-K. These interim financial statements should be read in conjunction with the December 31, 1996 audited financial statements and notes thereto included in the Company's 1996 Form 10-K. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 1996 audited financial statements included in the Company's 1996 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

Tenant Accounts Receivable, net:

     The Company provides an allowance for doubtful accounts against the portion of tenants accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $750 and $600 as of March 31, 1997 and December 31, 1996, respectively.

Earning Per Common Share:

     Earnings per share amounts are based on the weighted average amount of common stock and common stock equivalents (employee stock options) outstanding.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("FAS 128"), "Earnings per Share", effective for financial statements issued after December 15, 1997. The Company intends to adopt FAS 128 in fiscal year 1997 and will include the disclosure of earnings per share in accordance with FAS 128 in the 1997 year end financial statements. The Company has determined the financial impact to be immaterial for each of the three month periods ended March 31, 1997 and 1996.

Reclassification:

     Certain 1996 items have been reclassified to conform to the 1997 presentation.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 1997 and December 31 1996, and the reported amounts of revenues and
expenses for the three months ended March 31, 1997 and 1996.   Actual results
could differ from those estimates.

     In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 have been included.

3.     MORTGAGE LOANS, ACQUISITION FACILITIES AND PROMISSORY NOTES PAYABLE

     In conjunction with an acquisition of a portfolio of properties on January 31, 1997, the Company assumed two mortgage loans in the amount of $3,800 (the "Lazarus Burman Mortgage Loan - I") and $705 (the "Lazarus Burman Mortgage Loan
- II") which are each collateralized by a property located in Long Island, New York. The Lazarus Burman Mortgage Loan - I bears interest at a fixed interest rate of 10%, provides for interest only payments prior to maturity and matures on July 11, 1998. The Lazarus Burman Mortgage Loan - II is interest free until February 1998 at which time the mortgage loan bears interest at 8% and provides for interest only payments prior to maturity. The Lazarus Burman Mortgage
Loan - II matures 180 days after the completion of a contingent event relating to the environmental status of the property collateralizing the loan.

     The following table discloses certain information regarding the Company's mortgage loans, acquisition facility and promissory notes payable:


                                    OUTSTANDING BALANCE AT    ACCRUED INTEREST PAYABLE AT   INTEREST RATE AT
                                    ------------------------  ---------------------------   ----------------
                                    MARCH 31,  DECEMBER 31,    MARCH 31,  DECEMBER 31,         MARCH 31,         MATURITY
                                      1997         1996          1997         1996               1997              DATE
                                    ----------  -------------  ---------  -------------     ----------------     --------

MORTGAGE LOANS PAYABLE
1994 Mortgage Loan.................. $300,000   $300,000       $1,766       $1,750           6.97% (1)             6/30/99 (1)
1995 Mortgage Loan..................   40,000     40,000          168          168           7.22%                 1/11/26
Harrisburg Mortgage Loan............    6,441      6,504           37           39           7.06%                12/15/00
CIGNA Loan..........................   36,230     36,363          ---          ---           7.50%                  4/1/03
Assumed Loans.......................    9,150      9,215          ---          ---           9.25%                  1/1/13
Lazarus Burman Mortgage
Loan- I.............................    3,800        ---           61          ---          10.00%                 7/11/98
Lazarus Burman Mortgage
Loan - II...........................      705        ---          ---          ---              (2)                     (2)
Total                                $396,326   $392,082       $2,032       $1,957
                                     ========   ========       ======       ======


ACQUISITION FACILITY PAYABLE

1996 Unsecured Acquisition
Facility............................ $148,100   $  4,400       $  680       $    3           6.61%                 4/1/00
                                     ========   ========       ======       ======
PROMISSORY NOTES PAYABLE

Promissory Notes.................... $     --   $  9,919       $   --       $   68           8.00%                 1/6/97
                                     ========   ========       ======       ======

(1) The interest rate on the 1994 Mortgage Loan has been effectively fixed through the use of interest rate protection agreements. In April 1997, the Financing Partnership executed a legal defeasance of the 1994 Mortgage Loan (See Note 7).

(2) The Lazarus Burman Mortgage Loan - II is interest free until February 1998 at which time the mortgage loan bears interest at 8%. The maturity date is dependent on a contingent event.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


3.     MORTGAGE LOANS, ACQUISITION FACILITIES AND PROMISSORY NOTES PAYABLE,
CONTINUED

     The following is a schedule of maturities of the mortgage loans, acquisition facilities, and promissory notes for the next five years ending December 31, and thereafter:


                                     Amount
                                     ------
                1997                $    735
                1998                   5,363
                1999                 301,710
                2000                 155,428
                2001                   1,683
                Thereafter            78,802
                                    --------
                Total               $543,721
                                    ========

     $300 million of the debt maturing in 1999 was legally defeased in April 1997 (See Note 7).

     The maturity date of the Lazarus Burman Mortgage Loan - II is based on a contingent event. As a result, this loan is not included in the above table.

4.     ACQUISITION OF REAL ESTATE

     During the three months ended March 31, 1997, the Company acquired 48 existing industrial properties. The aggregate purchase price for these properties totaled approximately $176.0 million, excluding costs incurred in connection with the acquisition of the properties.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

5.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



                                                                                        Three Months Ended
                                                                          -----------------------------------------------
                                                                              March 31, 1997          March 31, 1996
                                                                          ----------------------  -----------------------
 Interest paid, net of capitalized interest............................   $               7,615   $                7,078
                                                                          =====================   ======================
 Interest capitalized..................................................   $                 193   $                   42
                                                                          =====================   ======================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

 Distribution payable on common stock/units...........................    $              16,904   $               12,477

IN CONJUNCTION WITH THE PROPERTY ACQUISITIONS, THE FOLLOWING
ASSETS AND LIABILITIES WERE ASSUMED AND OPERATING
PARTNERSHIP UNITS EXCHANGED:

 Purchase of real estate.............................................     $             175,995   $              113,547
 Accrued real estate taxes and security deposits.....................                    (1,753)                  (1,631)
 Mortgage loans......................................................                    (4,505)                  (9,417)
 Operating Partnerships units........................................                  ( 49,483)                 (12,081)
                                                                          ---------------------   ----------------------
                                                                          $             120,254   $               90,418
                                                                          =====================   ======================

6.   COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.

     The Company has committed to the construction of one light industrial and three bulk warehouse properties totaling approximately .5 million square feet. The estimated total construction costs are approximately $12.1 million. The Company is not acting as the general contractor for these construction projects.

7.   SUBSEQUENT EVENTS

     On April 3, 1997, the Company purchased a 49,190 square foot light industrial property in Eden Prairie, Minnesota for approximately $2.1 million.

     On April 4, 1997, the Company purchased a 243,000 square foot bulk warehouse located in Columbus, Ohio for approximately $5.4 million.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


7.   SUBSEQUENT EVENTS, CONTINUED

     On April 4, 1997, the Company, through the Operating Partnership, borrowed $309.8 million from an institutional lender (the "Defeasance Loan"). The Defeasance Loan is unsecured, bears interest at LIBOR plus 1% and matures July 1, 1999, unless extended by the Operating Partnership, subject to certain conditions, for an additional two-year period, therefore maturing July 1, 2001. The gross proceeds from the Defeasance Loan were contributed to the Financing Partnership, which used the gross proceeds to execute a legal defeasance of the 1994 Mortgage Loan. The terms of the legal defeasance require the Financing Partnership to pay down and retire the 1994 Mortgage Loan at the end of 1997. As a result, the Company will record an extraordinary loss in the second quarter of 1997 due to the prepayment of the 1994 Mortgage Loan. The extraordinary loss will consist of a prepayment fee, the unamortized deferred financing fees related to the period subsequent to the prepayment, legal costs and other expenses incurred in retiring the 1994 Mortgage Loan.

     On April 21, 1997, the Company paid a distribution of $.505 per common share/unit to shareholders of record on March 31, 1997.

     On May 13, 1997, the Operating Partnership issued $150 million (the "2007 Notes") and $100 million (the "2027 Notes") of senior unsecured debt which mature on May 15, 2007 and May 15, 2027, respectively. The 2027 Notes are redeemable, at the option of the holders thereof, on May 15, 2002. The 2007
Notes and the 2027 Notes bear interest at 7.60% and 7.15%, respectively.   The
issue prices of the 2007 Notes and the 2027 Notes were 99.965% and 99.854%, respectively. The Company also entered into interest rate protection agreements which were used to hedge the interest rate on the 2007 Notes and the 2027 Notes. Due to the offering discount and the interest rate protection agreements, the Company's effective interest rates on the 2007 Notes and the 2027 Notes are 7.61% and 7.04%, respectively. The net proceeds of approximately $247.4 million were used as follows: $210 million to pay down the Defeasance Loan and the remaining $37.4 million to pay down the 1996 Unsecured Acquisition Facility.

     On May 14, 1997, the Company issued 4,000,000 depositary shares, each representing 1/100 of a share of the Company's 8.75% Series B Cumulative Preferred Stock. The net proceeds of approximately $96.1 million were used to pay down the 1996 Unsecured Acquisition Facility.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


8.   PRO FORMA FINANCIAL INFORMATION

     Due to the acquisition of 160 properties between January 1, 1996 and March 31, 1997 and the issuance of 5,175,000 shares of $.01 par value common stock on February 2, 1996 (the "February 1996 Equity Offering") and the issuance of 5,750,000 shares of $.01 par value common stock on October 25, 1996 (the "October 1996 Equity Offering"), the historical results of operations are not indicative of future results of operations. The following Pro Forma Condensed Statements of Operations for the three months ended March 31, 1997 and 1996 are presented as if such property acquisitions, the February 1996 Equity Offering and the October 1996 Equity Offering had occurred at January 1, 1996, and therefore include pro forma information. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1996, or to project results for any future period.


                  PRO FORMA CONDENSED STATEMENTS OF OPERATIONS




                                                                        Three Months Ended
                                                            ---------------------------------------------
                                                               March 31, 1997           March 31, 1996
                                                            --------------------     --------------------
Total Revenues..........................................         $ 48,595                  $ 44,401
Property Expenses.......................................           14,967                    13,354
General and Administrative Expense......................            1,264                       934
Interest Expense........................................            9,204                     9,665
Depreciation and Amortization...........................            9,544                     9,030
                                                                 --------                  --------
Income Before  Minority Interest and Extraordinary
  Item..................................................           13,616                    11,418
Income Allocated to Minority Interest...................           (1,607)                   (1,396)
                                                                 --------                  --------
Income Before Extraordinary Item........................           12,009                    10,022
Preferred Stock Dividends...............................             (980)                     (980)
                                                                 --------                  --------
Income Before Extraordinary Item Available to Common
  Stockholders..........................................         $ 11,029                  $  9,042
                                                                 ========                  ========
Income Before Extraordinary Item Available to Common
  Stockholders Per Share................................         $    .37                  $    .30
                                                                 ========                  ========

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


RESULTS OF OPERATIONS

     At March 31, 1997, the Company owned 430 in-service properties with approximately 37.4 million square feet of gross leasable area ("GLA"), compared to 314 in-service properties with approximately 27.7 million square feet of GLA at March 31, 1996. The addition of 122 properties acquired or developed between April 1, 1996 and March 31, 1997 included the acquisitions of 117 properties comprising approximately 9.4 million square feet and the completed construction of five build-to-suit properties containing a total of approximately .7 million square feet. The sales of six properties comprised of approximately .4 million square feet were also completed between April 1, 1996 and March 31, 1997.

     COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 TO THREE MONTHS ENDED MARCH 31, 1996

     Revenues increased by $15.5 million or 51% due primarily to the properties acquired or developed after March 31, 1996. Revenues from properties owned prior to January 1, 1996, increased by approximately $1.2 million or 4% due to general rent increases and additional tenant recovery income charges for additional property expenses incurred for the three months ended March 31, 1997.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $5.2 million or 58% due primarily to the properties acquired or developed after March 31, 1996. Expenses from properties owned prior to January 1, 1996, increased by approximately $.7 million or 9% due to additional snow removal expenses incurred in the Minneapolis metropolitan area and general real estate tax increases incurred in the majority of the Company's geographical markets.

     General and administrative expense increased by $.3 million due primarily to the additional expenses associated with managing the Company's growing operations including additional professional fees relating to additional properties owned and personnel to manage and expand the Company's business.

     Interest expense increased by $1.7 million for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 due primarily to a higher average debt balance to fund the acquisition of additional properties. The average outstanding debt balance was $107.2 million higher during the three months ended March 31, 1997.

     Amortization of interest rate protection agreements and deferred financing costs decreased by $.2 million due primarily to a decrease in deferred financing costs related to the loans in place during the three months ended March 31, 1997 compared to the loans that were in place during the three months ended March 31, 1996.

     Depreciation and other amortization increased by $2.3 million due primarily to the additional depreciation and amortization related to the properties acquired after March 31, 1996.

     The $.8 million extraordinary item in 1996 represents the write-off of unamortized deferred financing costs and a prepayment fee for loans that were paid off in full and retired in 1996.

     LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company's unrestricted cash and cash equivalents was $1.6 million and restricted cash was $15.4 million. Restricted cash includes reserves required to be set aside under certain of the Company's loans for payments of security deposit refunds, tenant improvements, capital expenditures, interest, real estate taxes, insurance and potential
environmental costs.   A portion of the cash reserve relating to payments for
potential environmental costs was established at the closing of the $300 million mortgage loan (the "1994 Mortgage Loan") and is distributed to the Company as such expenditures are made, and is not required to be replenished to its original level. The portion of the cash reserve on the 1994 Mortgage Loan relating to payments for tenant improvements, capital expenditures, interest, real estate taxes and insurance is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserve relating to security deposit refunds on the $40 million mortgage loan ("1995 Mortgage Loan") is adjusted as tenants turn over. The portion of the cash reserve relating to payments for capital expenditures, interest, real estate taxes and insurance on the 1995 Mortgage Loan is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures.

     Net cash provided by operating activities was $10.4 million for the three months ended March 31, 1997 compared to $13.9 million for the three months ended March 31, 1996. This decrease is due primarily to an increase in tenant accounts receivable, prepaid expenses, other assets and restricted cash which was partially offset by an increase in net operating income due to the operations of properties acquired or developed between April 1, 1996 and March 31, 1997.

     Net cash used in investing activities increased to $131.7 million from $99.7 million due primarily to an increase in the acquisition of properties.

     Net cash provided by financing activities increased to $115.3 million for the three months ended March 31, 1997 from $81.5 million for the three months ended March 31, 1996 due to an increase in borrowings under the Company's $200 million revolving credit facility (the "1996 Unsecured Acquisition Facility") during the three months ended March 31, 1997 which were partially offset by an increase in dividends and distributions for the three months ended March 31, 1997 due to the issuance of additional common shares and Operating Partnership units in 1996 and 1997 as well as increases in per common share/unit distributions.


     Funds from operations for the three months ended March 31, 1997 were $20.8 million, as compared to $12.3 million for the three months ended March 31, 1996, as a result of the factors discussed in the analysis of operating results above. Management considers funds from operations to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITs and it is presented to assist investors in analyzing the performance of the Company. In accordance with the National Association of Real Estate Investment Trusts' definition of funds from operations, the Company calculates funds from operations to be equal to net income, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, excluding amortization of deferred financing costs and interest rate protection agreements, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends and distributions. Funds from operations should not be considered as a substitute for net income as a measure of results of operations or for cash flow from operating activities calculated in accordance with generally accepted accounting principles as a measure of liquidity. Funds from operations as calculated by the Company may not be comparable to similarly titled, but differently calculated, measures of other REITs. The following is a reconciliation of net income to funds from operations:

                                     Three Months Ended     Three Months Ended
                                       March 31, 1997         March 31, 1996
                                     ------------------    -------------------
Net Income Available to
  Common Stockholders............          $ 10,854              $ 4,781
Adjustments:
Depreciation and Other
  Amortization...................             8,575                6,316
Extraordinary Items..............               ---                  821
Minority Interest................             1,356                  404
                                           --------              -------
  Funds From Operations..........          $ 20,785              $12,322
                                           ========              =======

     The ratio of earnings to fixed charges and preferred stock dividends was
2.19 for the three months ended March 31, 1997 compared to 1.71 for the three months ended March 31, 1996. The increase is primarily due to increased net operating income as discussed in the "Results of Operations" above.

     Between January 1, 1997 and March 31, 1997, the Company purchased 48 industrial properties comprising approximately 4.2 million square feet, for an aggregate purchase price of approximately $176.0 million. The acquisitions activity were financed with borrowings under the 1996 Unsecured Acquisition Facility, the issuance of 1,653,314 Operating Partnership Units and $4.5 million of indebtedness assumed in connection with property acquisitions.

     The Company has committed to the construction of one light industrial and three bulk warehouse properties totaling approximately .5 million square feet. The estimated total construction costs are approximately $12.1 million. These developments are expected to be funded with cash flow from operations as well as borrowings under the Company's 1996 Unsecured Acquisition Facility.

     On January 20, 1997, the Company and the Operating Partnership paid a fourth quarter 1996 distribution of 50.5 cents per common share/unit, totaling approximately $16.3 million. On April 21, 1997, the Company and Operating Partnership paid a first quarter 1997 distribution of 50.5 cents per common share/unit, totaling approximately $16.9 million. On March 31, 1997, the Company paid a first quarter preferred stock dividend of 59.375 cents per share, totaling approximately $1.0 million.

     The Company has considered its short-term (less than one year) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be met with cash flows provided by operating activities.

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company may finance the development or acquisition of additional properties through borrowings under the 1996 Unsecured Acquisition Facility. At March 31, 1997, borrowings under the 1996 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 6.61%. As of March 31, 1997, the Company had approximately $51.9 million available in additional borrowings under the 1996 Unsecured Acquisition Facility. While the Company may sell properties if property or market conditions make it desirable, the Company does not expect to sell assets in the foreseeable future to satisfy its liquidity requirements.

        In April 1997, First Industrial, L.P. (the "Operating Partnership") borrowed $309.8 million from an institutional lender (the "Defeasance Loan"). The gross proceeds from the Defeasance Loan were contributed to the Financing Partnership, which used the gross proceeds to execute a legal defeasance of the 1994 Mortgage Loan. The terms of the legal defeasance require the Financing Partnership to pay down and retire the 1994 Mortgage Loan at the end of 1997.
As a result, the Company will record an extraordinary loss in the second quarter of 1997 due to the prepayment of the 1994 Mortgage Loan. The extraordinary loss will consist of a prepayment fee, the unamortized deferred financing fees related to the period subsequent to the prepayment, legal costs and other expenses incurred in retiring the 1994 Mortgage Loan.

        On May 13, 1997, the Operating Partnership issued $250 million of senior unsecured debt. The net proceeds of approximately $247.4 million were used as follows: $210 million to pay down the Defeasance Loan and the remaining $37.4 million to pay down the 1996 Unsecured Acquisition Facility.

        On May 14, 1997, the Company issued 4,000,000 depositary shares, each representing 1/100 of a share of the Company's 8.75% Series B Cumulative Preferred Stock. The net proceeds of approximately $96.1 million were used to pay down the 1996 Unsecured Acquisition Facility.


     OTHER

     In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings per Share", effective for financial statements issued after December 15, 1997. The Company intends to adopt FAS 128 in fiscal year 1997 and will include the disclosure of earnings per share in accordance with FAS 128 in the 1997 year end financial statements. The Company has determined the financial impact to be immaterial for each of the three month periods ended March 31, 1997 and 1996.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
  None.

ITEM 2. CHANGES IN SECURITIES
  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None.

ITEM 5. OTHER INFORMATION
  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits


   Exhibit No.           Description
   -----------           -----------
       27            Financial Data Schedule



  Reports on Form 8-K and Form 8-K/A:

      Report on Form 8-K dated February 12, 1997, as amended by the report on Form 8-K/A No. 1 filed April 10, 1997, relating to the acquisition of 104 industrial properties and four land parcels for future development. The reports included Combined Historical Statements of Revenues and Certain Expenses for the acquired properties and Pro Forma Statements of Operations for First Industrial Realty Trust, Inc.

================================================================================

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



                     FIRST INDUSTRIAL REALTY TRUST, INC.



Date:  May 14, 1997  By:   /s/ Michael J. Havala
                           ---------------------
                           Michael J. Havala
                           Chief Financial Officer
                           (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.  Description
-----------  -----------

27           Financial Data Schedule