Form 10-Q/A
period 1997-03-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 1997-05-30
CIK 921825

FORM 10-Q/A


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                  For the quarterly period ended March 31, 1997
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


                                   ----------

                         Commission File Number 1-13102

                                   ----------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / / Number of shares of Common Stock, $.01 par value, outstanding as of May 12, 1997: 30,130,617.

The purpose of this amendment is to amend Item 6 of First Industrial Realty Trust, Inc.'s (the "Company") Quarterly Report on Form 10-Q for the Quarter ended March 31, 1997, to add Exhibits 3.1, 4.1, 4.2 and 4.3 which are herewith submitted. The amended version of Item 6 is set forth below.

Item 6.  Exhibits and Reports on Form 8-K

  Exhibits

   Exhibit No.    Description

   3.1            Articles Supplementary relating to the Company's 8 3/4% Series
                  B Cumulative Preferred Stock, $.01 par value.
   4.1            Indenture, dated as of May 13, 1997 between First Industrial,
                  L.P. and First Trust National Association, as Trustee.
   4.2            Supplemental Indenture No. 1, dated as of May 13, 1997 between
                  First Industrial, L.P. and First Trust National Association
                  relating to $150 million of 7.60% Notes due 2007 and $100
                  million of 7.15% Notes due 2027.
   4.3            Deposit Agreement dated May 14,1997, by and among the Company,
                  First Chicago Trust Company of New York and holders from time to time of Depositary Receipts.
   27             Financial Data Schedule. *

----------

*    Previously filed.

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

                                FIRST INDUSTRIAL REALTY TRUST, INC.


Date:  May 30, 1997             By:  /s/ Scott A. Musil
                                     -------------------------------
                                     Name:  Scott A. Musil
                                     Title:  Controller

                                  EXHIBIT INDEX



Exhibit No.  Description

3.1          Articles Supplementary relating to the Company's 8 3/4% Series B
             Cumulative Preferred Stock, $.01 par value.
4.1          Indenture, dated as of May 13, 1997 between First Industrial, L.P.
             and First Trust National Association, as Trustee.
4.2          Supplemental Indenture No. 1, dated as of May 13, 1997 between
             First Industrial, L.P. and First Trust National Association
             relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027.
4.3          Deposit Agreement dated May 14,1997, by and among the Company,
             First Chicago Trust Company of New York and holders from time to time of Depositary Receipts.
27           Financial Data Schedule*

----------

*    Previously filed.