Form 10-Q
period 1997-06-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 1997-08-14
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE  30, 1997

     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         ------------------------------
                         Commission File Number 1-13102
                         ------------------------------


                      FIRST INDUSTRIAL REALTY TRUST, INC.
             (Exact name of Registrant as specified in its Charter)



                      MARYLAND                       36-3935116
              (State or other jurisdiction of     (I.R.S. Employer
              incorporation or organization)      Identification No.)



            311 S. WACKER DRIVE, SUITE 4000, CHICAGO, ILLINOIS 60606
                    (Address of principal executive offices)



                                 (312) 344-4300
              (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.      Yes  /X/      No

Number of shares of Common Stock, $.01 par value, outstanding as of August 12, 1997: 30,151,117.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                                   FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1997

                                     INDEX



                                                                                          PAGE
                                                                                          ----
PART I:  FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996..............   2

      Consolidated Statements of Operations for the Six Months Ended June 30, 1997
      and June 30, 1996...................................................................  3

      Consolidated Statements of Operations for the Three Months Ended June 30,
      1997 and June 30, 1996.............................................................   4

      Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997
      and June  30, 1996..................................................................  5

      Notes to Financial Statements......................................................   6-12

   Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations.....................................................   13-18


PART II:  OTHER INFORMATION

   Item 1.  Legal Proceedings............................................................   19
   Item 2.  Changes in Securities........................................................   19
   Item 3.  Defaults Upon Senior Securities..............................................   19
   Item 4.  Submission of Matters to a Vote of Security Holders..........................   19
   Item 5.  Other Information............................................................   19
   Item 6.  Exhibits and Reports on Form 8-K.............................................   20-22


SIGNATURE................................................................................   23


EXHIBIT INDEX............................................................................   24-25

                         PART I.  FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                                       June 30,             December 31,
                                                                                         1997                  1996
                                                                                      ----------             ----------
                                                  ASSETS
Assets:
Investment in Real Estate:
  Land.......................................................................           $  195,382             $  153,390
  Buildings and Improvements.................................................            1,108,830                880,924
  Furniture, Fixtures and Equipment..........................................                1,423                  1,662
  Construction in Progress...................................................                3,115                 14,803
  Less: Accumulated Depreciation.............................................             (103,547)               (91,457)
                                                                                        ----------             ----------
      Net Investment in Real Estate..........................................            1,205,203                959,322
  Cash and Cash Equivalents..................................................               12,459                  7,646
  Restricted Cash............................................................               33,157                 11,837
  U.S. Government Securities, Net............................................              304,204                    ---
  Tenant Accounts Receivable, Net............................................                6,923                  4,667
  Deferred Rent Receivable...................................................                9,210                  8,290
  Interest Rate Protection Agreements, Net...................................                  129                  8,376
  Deferred Financing Costs, Net..............................................                7,385                  7,442
  Prepaid Expenses and Other Assets, Net.....................................               41,447                 15,020
                                                                                        ----------             ----------
      Total Assets...........................................................           $1,620,117             $1,022,600
                                                                                        ==========             ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage Loans Payable.....................................................           $   96,062               $392,082
  Defeased Mortgage Loan Payable.............................................              300,000                    ---
  Senior Unsecured Debt, Net.................................................              349,157                    ---
  Acquisition Facility Payable...............................................               55,000                  4,400
  Promissory Notes Payable...................................................                  ---                  9,919
  Accounts Payable and Accrued Expenses......................................               35,428                 18,374
  Rents Received in Advance and Security Deposits............................                8,906                  6,122
  Dividends/Distributions Payable............................................               17,510                 16,281
                                                                                        ----------             ----------
      Total Liabilities......................................................              862,063                447,178
                                                                                        ----------             ----------
Minority Interest............................................................               91,756                 42,861
Commitments and Contingencies................................................                  ---                    ---
Stockholders' Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized,
    1,650,000, 40,000 and 20,000 shares of Series A, B and C
    Cumulative Preferred Stock, respectively, issued and
    outstanding at June 30, 1997 and 1,650,000 shares of Series
    A Cumulative Preferred Stock issued and outstanding at
    December 31, 1996).......................................................                   17                     17
  Common Stock ($.01 par value, 100,000,000 shares authorized,
    30,140,617 and 29,939,417 shares issued and outstanding at
    June 30, 1997 and December 31, 1996, respectively).......................                  301                    299
  Additional Paid-in-Capital.................................................              732,322                584,009
  Distributions in Excess of Accumulated Earnings............................              (66,342)               (51,764)
                                                                                        ----------             ----------
    Total Stockholders' Equity...............................................              666,298                532,561
                                                                                        ----------             ----------
    Total Liabilities and Stockholders' Equity...............................           $1,620,117             $1,022,600
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

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                                                 Six Months         Six Months
                                                                                    Ended              Ended
                                                                                June 30, 1997       June 30, 1996
                                                                                -------------       -------------
Revenues:
  Rental Income.......................................................           $ 74,709             $49,881
  Tenant Recoveries and Other Income..................................             19,925              15,543
  Interest Income on U.S. Government Securities.......................              4,157                 ---
                                                                                 --------             -------
      Total Revenues..................................................             98,791              65,424
                                                                                 --------             -------

Expenses:
  Real Estate Taxes...................................................             15,647              10,905
  Repairs and Maintenance.............................................              4,286               2,859
  Property Management.................................................              3,519               2,327
  Utilities...........................................................              2,825               1,818
  Insurance...........................................................                276                 538
  Other...............................................................                854                 549
  General and Administrative..........................................              2,690               1,901
  Interest............................................................             21,321              13,997
  Amortization of Interest Rate Protection Agreements and
    Deferred Financing Costs..........................................              1,380               1,574
  Depreciation and Other Amortization.................................             17,712              13,412
                                                                                 --------             -------
      Total Expenses..................................................             70,510              49,880
                                                                                 --------             -------
Income Before Disposition of Interest Rate Protection Agreements,
  Gain on Sales of Properties, Minority Interest and Extraordinary
  Loss................................................................             28,281              15,544
Disposition of Interest Rate Protection Agreements....................              1,430                 ---
Gain on Sales of Properties...........................................              3,999               4,320
                                                                                 --------             -------
Income Before Minority Interest and Extraordinary Loss................             33,710              19,864
Income Allocated to Minority Interest.................................             (1,950)             (1,405)
                                                                                 --------             -------
Income Before Extraordinary Loss......................................             31,760              18,459
Extraordinary Loss....................................................            (12,563)               (821)
                                                                                 --------             -------
Net Income............................................................             19,197              17,638
Less:  Preferred Stock Dividends......................................             (3,365)             (1,960)
                                                                                 --------             -------
Net Income Available to Common  Stockholders..........................           $ 15,832              15,678
                                                                                 ========             =======
Net Income Available to Common Stockholders Before
  Extraordinary Loss Per Weighted Average Common
  Share Outstanding (30,080,434 and 23,221,635 as of
  June 30, 1997 and 1996, respectively)...............................           $    .94             $   .71
                                                                                 ========             =======

Extraordinary Loss Per Weighted Average Common Share
  Outstanding (30,080,434 and 23,221,635 as of June 30, 1997
  and 1996, respectively).............................................           $    .41             $   .03
                                                                                 ========             =======

Net Income Available to Common Stockholders Per Weighted
  Average Common Share Outstanding (30,080,434 and
  23,221,635 as of June 30, 1997 and 1996, respectively)..............           $    .53             $   .68
                                                                                 ========             =======

    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                                                   Three Months Ended            Three Months Ended
                                                                                     June 30, 1997                  June 30, 1996
                                                                                   ------------------            ------------------
Revenues:
  Rental Income.......................................................                 $ 39,291                       $ 26,755
  Tenant Recoveries and Other Income..................................                    9,200                          8,024
  Interest Income on U.S. Government Securities.......................                    4,157                            ---
                                                                                       --------                       --------
      Total Revenues..................................................                   52,648                         34,779
                                                                                       --------                       --------
Expenses:
  Real Estate Taxes...................................................                    8,100                          5,759
  Repairs and Maintenance.............................................                    1,624                          1,440
  Property Management.................................................                    1,841                          1,268
  Utilities...........................................................                    1,215                            947
  Insurance...........................................................                      137                            337
  Other...............................................................                      345                            281
  General and Administrative..........................................                    1,426                            967
  Interest............................................................                   12,990                          7,359
  Amortization of Interest Rate Protection Agreements and
    Deferred Financing Costs..........................................                      784                            799
  Depreciation and Other Amortization.................................                    9,095                          7,064
                                                                                       --------                       --------
      Total Expenses..................................................                   37,557                         26,221
                                                                                       --------                       --------

Income Before Disposition of Interest Rate Protection Agreements,
Gain on Sales of Properties, Minority
 Interest and Extraordinary
 Loss.................................................................                   15,091                          8,558
Disposition of Interest Rate Protection Agreements....................                    1,430                            ---
Gain on Sales of Properties...........................................                    3,999                          4,320
                                                                                       --------                       --------
Income Before Minority Interest and Extraordinary Loss................                   20,520                         12,878
Income Allocated to Minority Interest.................................                     (594)                        (1,001)
                                                                                       --------                       --------
Income Before Extraordinary Loss......................................                   19,926                         11,877
Extraordinary Loss....................................................                  (12,563)                           ---
                                                                                       --------                       --------
Net Income............................................................                    7,363                         11,877
Less:  Preferred Stock Dividends......................................                   (2,385)                          (980)
                                                                                       --------                       --------
Net Income Available to Common  Stockholders..........................                 $  4,978                         10,897
                                                                                       ========                       ========

Net Income Available to Common Stockholders Before
Extraordinary Loss Per Weighted Average Common Share
Outstanding (30,132,057 and 24,137,615 as of June 30,
1997 and 1996, respectively)..........................................                 $    .58                       $    .45
                                                                                       ========                       ========

Extraordinary Loss Per Weighted Average Common Share
Outstanding (30,132,057 and 24,137,615 as of June
30, 1997 and 1996,
respectively).........................................................                 $    .41                       $    ---
                                                                                       ========                       ========

Net Income Available to Common Stockholders Per Weighted
Average Common Share Outstanding (30,132,057 and
24,137,615 as of June 30, 1997 and 1996, respectively)................                 $    .17                       $    .45
                                                                                       ========                       ========

    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)




                                                                                Six Months Ended      Six Months Ended
                                                                                 June 30, 1997          June 30, 1996
                                                                                ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.........................................................              $  19,197              $ 17,638
  Income Allocated to Minority Interest..............................                  1,950                 1,405
                                                                                   ---------              --------
  Income Before Minority Interest....................................                 21,147                19,043
  Adjustments to Reconcile Net Income to Net Cash Provided
  by Operating Activities:
    Depreciation.....................................................                 15,828                11,687
  Amortization of Interest Rate Protection Agreements and
    Deferred Financing Costs.........................................                  1,380                 1,574
  Other Amortization.................................................                  1,922                 1,725
  Disposition of Interest Rate Protection Agreements.................                 (1,430)                 ---
  Gain on Sales of Properties........................................                 (3,999)               (4,320)
  Extraordinary Loss.................................................                 12,563                   821
  Provision for Bad Debts............................................                    150                   150
  Increase in Tenant Accounts Receivable and Prepaid
    Expenses and Other  Assets.......................................                (16,166)                 (501)
  Increase in Deferred Rent Receivable...............................                 (1,122)                 (432)
  Increase in Accounts Payable and Accrued Expenses
    and Rents Received in Advance and Security Deposits..............                  4,092                   848
  Organization Costs.................................................                    (62)                  ---
  Decrease in Restricted Cash........................................                  4,443                 1,819
                                                                                   ---------              --------
    Net Cash Provided by Operating Activities........................                 38,746                32,414
                                                                                   ---------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and Additions to Investment in Real Estate...............               (216,882)             (131,836)
  Proceeds from Sales of Investment in Real Estate...................                 21,879                12,119
  Funding of Mortgage Loans Receivable...............................                (17,667)                  ---
  (Increase) Decrease in Restricted Cash.............................                (19,763)                  881
                                                                                   ---------              --------
    Net Cash Used in Investing Activities............................               (232,433)             (118,836)
                                                                                   ---------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Sale of Common Stock.................................                    ---               113,850
  Common Stock Underwriting Discounts/Offering Costs.................                    ---                (6,957)
  Proceeds from Exercise of Employee Stock Options...................                  1,214                   ---
  Proceeds from Sale of Preferred Stock..............................                150,000                   ---
  Preferred Stock Offering Costs.....................................                 (4,734)                 (408)
  Proceeds from Acquisition Facilities Payable.......................                220,200                29,348
  Repayments on Acquisition Facilities Payable.......................               (169,600)              (57,922)
  Proceeds from Mortgage Loans Payable...............................                    ---                36,750
  Repayments on Mortgage Loans Payable...............................                   (525)                 (427)
  Proceeds from Defeasance Loan......................................                309,800                   ---
  Repayment of Defeasance Loans......................................               (309,800)
  Proceeds from Senior Unsecured Debt................................                349,150                   ---
  Repayments on Construction Loans Payable...........................                    ---                (4,873)
  Repayment of Promissory Notes Payable..............................                 (9,919)                  ---
  Purchase of Interest Rate Protection Agreements....................                   (150)                  ---
  Proceeds from Sale of Interest Rate Protection Agreements..........                  9,950                   ---
  Purchase of U.S. Government Securities.............................               (300,000)                  ---
  Increase in Restricted Cash........................................                 (6,000)                  ---
  Dividends/Distributions............................................                (33,185)              (22,431)
  Preferred Stock Dividends..........................................                 (3,077)               (2,427)
  Other Proceeds from Senior Unsecured Debt..........................                  2,246                   ---
  Debt Issuance Costs................................................                 (7,070)               (1,462)
                                                                                   ---------              --------
    Net Cash Provided by Financing Activities........................                198,500                83,041
                                                                                   ---------              --------
Net Increase (Decrease) in Cash and Cash Equivalents.................                  4,813                (3,381)
Cash and Cash Equivalents, Beginning of Period.......................                  7,646                 8,919
                                                                                   ---------              --------
Cash and Cash Equivalents, End of Period.............................              $  12,459              $  5,538
                                                                                   =========              ========

    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

1.     ORGANIZATION AND FORMATION OF COMPANY

     First Industrial Realty Trust, Inc. (the "Company") was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company is continuing and expanding the Midwestern industrial property business of The Shidler Group and the properties and businesses contributed by three other contributing businesses (the "Contributing Businesses"). The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner. As of June 30, 1997, the Company owned 453 in-service properties located in 16 states, containing an aggregate of approximately 39.1 million square feet of gross leasable area. Of the 453 properties owned by the Company, 192 are held by First Industrial Financing Partnership, L.P. (the "Financing Partnership"), 208 are held by the Operating Partnership, 19 are held by First Industrial Securities, L.P., 23 are held by First Industrial Mortgage Partnership, L.P., 5 are held by First Industrial Pennsylvania, L.P., 5 are held by First Industrial Harrisburg, L.P. and 1 is held by First Industrial Indianapolis, L.P. First Industrial Realty Trust, Inc. is the sole general partner of the Operating Partnership, with an approximate 88.0% ownership interest at June 30, 1997. Minority interest in the Company at June 30, 1997 represents the approximate 12.0% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

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

Tenant Accounts Receivable, net:

     The Company provides an allowance for doubtful accounts against the portion of tenants accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $750 and $600 as of June 30, 1997 and December 31, 1996, respectively.

Earning Per Common Share:

     Earnings per share amounts are based on the weighted average amount of common stock and common stock equivalents (employee stock options) outstanding.

Recent Accounting Pronouncements:

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 128 ("FAS 128"), "Earnings per Share", effective for financial statements issued after December 15, 1997. The Company intends to adopt FAS 128 in fiscal year 1997 and will include the disclosure of earnings per share in accordance with FAS 128 in the 1997 year end financial statements. The Company has determined the financial impact to be immaterial for the six month and three month periods ended June 30, 1997 and 1996.

     In February 1997, the FASB issued Statement of Financial Accounting Standard No. 129 ("FAS 129"), "Disclosure of Information about Capital Structure," and is effective for periods ending after December

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

15, 1997. This statement establishes standards for disclosing information about an entity's capital structure. The financial statements of the Company are prepared in accordance with the requirements of SFAS No. 129.

     In June 1997, the FASB issued Statement of Financial Standards No. 130, "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, would require the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, "Elements of Financial Statements" as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has not yet determined its comprehensive income.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments.
Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has not yet determined the impact of this statement on its financial statements.

Reclassification:

     Certain 1996 items have been reclassified to conform to the 1997 presentation.

     In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 1997 and December 31 1996, and the reported amounts of revenues and expenses for the six months and three months ended June 30, 1997 and 1996. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of operations for the six months and three months ended June 30, 1997 and 1996 and the cash flows for the six months ended June 30, 1997 and 1996 have been included.

3. MORTGAGE LOANS, SENIOR UNSECURED DEBT, ACQUISITION FACILITY AND PROMISSORY NOTES PAYABLE

     In conjunction with an acquisition of a portfolio of properties on January 31, 1997, the Company assumed two mortgage loans in the amount of $3,800 (the "Lazarus Burman Mortgage Loan I") and $705 (the "Lazarus Burman Mortgage Loan II") which are each collateralized by a property located in Long Island, New York. The Lazarus Burman Mortgage Loan I bears interest at a fixed interest rate of 10%, provides for interest only payments prior to maturity and matures on July 11, 1998. The Lazarus Burman Mortgage Loan II is interest free until February 1998 at which time the mortgage loan bears interest at 8%

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


3. MORTGAGE LOANS, SENIOR UNSECURED DEBT, ACQUISITION FACILITY AND PROMISSORY NOTES PAYABLE, CONTINUED

and provides for interest only payments prior to maturity. The Lazarus Burman Mortgage Loan II matures 180 days after the completion of a contingent event relating to the environmental status of the property collateralizing the loan.

     On April 4, 1997, the Company, through the Operating Partnership borrowed $309.8 million from an institutional lender (the "Defeasance Loan"). The Defeasance Loan was unsecured, bore interest at LIBOR plus 1% and had a scheduled maturity of July 1, 1999. The gross proceeds from the Defeasance Loan were used to purchase U.S. Government Securities as substitute collateral to execute a legal defeasance of the 1994 Mortgage Loan (the "1994 Defeased Mortgage Loan"). The terms of the legal defeasance require the Company to pay down and retire the 1994 Defeased Mortgage Loan at the end of 1997. The Defeasance Loan was retired in May, 1997, with the net proceeds from the issuance of the 2007 Notes, the 2027 Notes and the 2011 Notes (as defined below). As a result of the commitment for early retirement of the 1994 Defeased Mortgage Loan and the early retirement of the Defeasance Loan, the Company has recorded an extraordinary loss in the second quarter of 1997 of approximately $12.6 million. The extraordinary loss consists of a prepayment fee on the 1994 Defeased Mortgage Loan and the write off of unamortized deferred financing fees, legal costs and other expenses related to the 1994 Defeased Mortgage Loan and the Defeasance Loan.

     On May 13, 1997, the Company, through the Operating Partnership, issued $150 million (the "2007 Notes") and $100 million (the "2027 Notes") of senior unsecured debt which mature on May 15, 2007 and May 15, 2027, respectively.
The 2027 Notes are redeemable, at the option of the holders thereof, on May 15, 2002. The 2007 Notes and the 2027 Notes bear a coupon interest rate of 7.60% and 7.15%, respectively. Interest is paid semi-annually in arrears on May 15 and November 15. The issue prices of the 2007 Notes and the 2027 Notes were 99.965% and 99.854%, respectively. The Operating Partnership also entered into interest rate protection agreements which were used to hedge the interest rate on the 2007 Notes and the 2027 Notes. Including the impact of the offering discount and the interest rate protection agreements, the Operating Partnership's effective interest rates on the 2007 Notes and the 2027 Notes are 7.61% and 7.04%, respectively. The 2007 Notes and 2027 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

     On May 22, 1997, the Company, through the Operating Partnership issued $100 million of senior unsecured debt which matures on May 15, 2011 (the "2011 Notes"). The 2011 Notes bear a coupon interest rate of 7.375%. Interest is paid semi-annually on May 15 and November 15. The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004. The Operating Partnership received approximately $1.7 million of proceeds from the holder of the 2011 Notes as consideration for the put option. The Operating Partnership will amortize the put option proceeds over the life of the put option as an adjustment to interest expense. The issue price of the 2011 Notes was 99.348%. The Operating Partnership also entered into an interest rate protection agreement which was used to hedge the interest rate on the 2011 Notes. Including the impact of the offering discount, the proceeds from the put option and the interest rate protection agreement, the Operating Partnership's effective interest rate on the 2011 Notes is 7.18%. The 2011 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)




3. MORTGAGE LOANS, SENIOR UNSECURED DEBT, ACQUISITION FACILITY AND PROMISSORY NOTES PAYABLE,
     CONTINUED

The following table discloses certain information regarding the Company's mortgage loans, senior unsecured debt, acquisition facility and promissory notes payable:


                                           OUTSTANDING BALANCE AT     ACCRUED INTEREST PAYABLE AT
                                        ----------------------------  ---------------------------  INTEREST RATE AT
                                         JUNE  30,     DECEMBER  31,    JUNE 30,  DECEMBER  31,       JUNE  30,     MATURITY
                                           1997            1996           1997         1996             1997          DATE
                                        ----------     -------------    --------  -------------   ---------------  ---------
MORTGAGE LOANS PAYABLE
1994 Mortgage Loan..................    $    ---         $300,000      $  ---        $1,750              N/A             N/A
1995 Mortgage Loan..................      40,000           40,000         169           168            7.22%         1/11/26
Harrisburg Mortgage Loan............       6,378            6,504          37            39            7.25%        12/15/00
CIGNA Loan..........................      36,093           36,363         ---           ---            7.50%          4/1/03
Assumed Loans.......................       9,086            9,215         ---           ---            9.25%          1/1/13
Lazarus Burman Mortgage
  Loan I............................       3,800              ---          56           ---           10.00%         7/11/98
Lazarus Burman Mortgage
  Loan  II..........................         705              ---         ---           ---              (1)              (1)
                                        --------         --------      ------        ------
Total                                   $ 96,062         $392,082      $  262        $1,957
                                        ========         ========      ======        ======

DEFEASED MORTGAGE LOAN
1994 Defeased Mortgage Loan
(formerly known as the
1994 Mortgage Loan)                     $300,000         $    ---      $1,773        $  ---            7.09%        12/31/97
                                        ========         ========      ======        ======

SENIOR UNSECURED DEBT
2007 Notes..........................    $149,948  (2)    $    ---      $1,494        $  ---            7.60%         5/15/07
2011 Notes..........................      99,855  (2)         ---         934           ---            7.38%         5/15/11 (3)
2027 Notes .........................      99,354  (2)         ---         799           ---            7.15%         5/15/27 (4)
                                        --------         --------      ------        ------
Total                                   $349,157         $    ---      $3,227        $  ---
                                        ========         ========      ======        ======

ACQUISITION FACILITY PAYABLE
1996 Unsecured Acquisition
  Facility..........................     $55,000         $  4,400      $   39        $    3             8.50% (5)      4/1/00
                                        ========         ========      ======        ======

PROMISSORY NOTES PAYABLE
Promissory Notes....................    $    ---         $  9,919      $  ---        $   68             ---           1/6/97
                                        ========         ========      ======        ======

(1) The Lazarus Burman Mortgage Loan II is interest free until February 1998 at which time the mortgage loan bears interest at 8%. The loan matures as described above.
(2) The 2007 Notes, 2011 Notes and 2027 Notes are net of unamortized discounts of $52, $646 and $145, respectively.
(3) The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004.
(4) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(5)  In July  1997, the interest rate was converted to 6.38%.

     The following is a schedule of maturities of the mortgage loans, senior unsecured debt, acquisition facility, and promissory notes payable for the next five years ending December 31, and thereafter:


                                                              Amount
                                                              ------
                      1997                                   $300,470
                      1998                                      5,363
                      1999                                      1,710
                      2000                                     62,328
                      2001                                      1,683
                      Thereafter                              428,803
                                                             --------
                      Total                                  $800,357
                                                             ========

     The above table presents the 1994 Defeased Mortgage Loan maturing in 1997 due to its scheduled prepayment. The 1994 Defeased Mortgage Loan is collaterallized with U.S. Government securities which will be used to pay down and retire the 1994 Defeased Mortgage Loan at the end of 1997. The maturity

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


3. MORTGAGE LOANS, SENIOR UNSECURED DEBT, ACQUISITION FACILITY AND PROMISSORY NOTES PAYABLE, CONTINUED

date of the Lazarus Burman Mortgage Loan II is based on a contingent event. As a result, this loan is not included in the above table.

4.   STOCKHOLDERS' EQUITY

     On May 14, 1997, the Company issued 4,000,000 Depositary Shares, each representing 1/100 of a share of the Company's 8 3/4% Series B Cumulative Preferred Stock (the "Series B Preferred Shares"), at an initial offering price of $25 per Depositary Share. Dividends on the Series B Preferred Shares represented by the Depositary Shares are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series B Preferred Shares rank senior to payments on the Company's common stock and pari passu with the Company's Series A Cumulative Preferred Stock and Series C Cumulative Preferred Stock. The Series B Preferred Shares are not redeemable prior to May 14, 2002. On or after May 14, 2002, the Series B Shares are redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $100 million in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series B Preferred Shares have no stated maturity and are not convertible into any other securities of the Company.

     On June 6, 1997, the Company issued 2,000,000 Depositary Shares, each representing 1/100 of a share of the Company's 8 5/8% Series C Cumulative Preferred Stock (the "Series C Preferred Shares"), at an initial offering price of $25 per Depositary Share. Dividends on the Series C Preferred Shares represented by the Depositary Shares are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series C Preferred Shares rank senior to payments on the Company's common stock and pari passu with the Company's Series A Cumulative Preferred Stock and Series B Cumulative Preferred Stock. The Series C Preferred Shares are not redeemable prior to June 6, 2007. On or after June 6, 2007, the Series C Shares are redeemable for cash at the option of the Company, in whole in part, at a redemption price equivalent to $25 per Depositary Share, or $50.0 million in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series C Preferred Shares have no stated maturity and are not convertible into any other securities of the Company.

     On January 20, 1997, the Company and the Operating Partnership paid a fourth quarter 1996 distribution of 50.5 cents per common share/unit, totaling approximately $16.3 million. On April 21, 1997, the Company and Operating Partnership paid a first quarter 1997 distribution of 50.5 cents per common share/unit, totaling approximately $16.9 million. On July 21, 1997, the Company and the Operating Partnership paid a second quarter 1997 distribution of 50.5 cents per common share/unit, totaling approximately $17.2 million.

     On March 31, 1997, the Company paid a first quarter preferred stock dividend of 59.375 cents per share on its Series A Cumulative Preferred Stock, totaling approximately $1.0 million. On June 30, 1997, the Company paid a second quarter preferred stock dividend of 59.375 cents per share and a period prorated dividend of 27.95 cents per depositary share on its Series A Cumulative Preferred Stock and Series B Cumulative Preferred Stock, respectively, totaling in the aggregate approximately $2.1 million.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

5.     ACQUISITION OF REAL ESTATE

     During the six months ended June 30, 1997, the Company acquired 74 existing industrial properties and land parcels. The aggregate purchase price for these acquisitions totaled approximately $253.5 million, excluding costs incurred in conjunction with the acquisition of the properties.

6.     DISPOSITION OF THE INTEREST RATE PROTECTION AGREEMENTS

     In May, 1997, the Company sold its interest rate protection agreements and entered into a new interest rate protection agreement at a cost of approximately $.2 million with a notional value of $300 million which expires at the end of 1997. This new interest rate protection agreement effectively limits the interest rate on the 1994 Defeased Mortgage Loan to 7.2%. The gross proceeds from the sale of the interest rate protection agreements were approximately $10.0 million. The gain on disposition of the interest rate protection agreements was approximately $1.4 million.

7.     SALES OF REAL ESTATE

     In June, 1997, the Company sold two properties located in Atlanta, Georgia and three properties located in Nashville, Tennessee. Gross proceeds from these sales were approximately $21.9 million. The gain on sales of real state was approximately $4.0 million.

8.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



                                                                                            Six Months Ended
                                                                                    -----------------------------------
                                                                                    June 30, 1997         June 30, 1996
                                                                                    -------------         -------------
  Interest paid, net of capitalized interest.............................              $ 18,048              $ 14,414
                                                                                       ========              ========
  Interest capitalized...................................................              $    294              $     88
                                                                                       ========              ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Distribution payable on common stock/units and Series C Cumulative
   Preferred Stock.......................................................              $ 17,510              $ 12,759
IN CONJUNCTION WITH THE PROPERTY ACQUISITIONS, THE FOLLOWING ASSETS
AND LIABILITIES WERE ASSUMED AND OPERATING PARTNERSHIP UNITS
EXCHANGED:
  Purchase of real estate................................................              $253,484              $142,068
  Accrued real estate taxes and security deposits........................                (2,473)               (1,769)
  Mortgage loans.........................................................                (4,505)               (9,417)
  Operating Partnerships units...........................................               (53,471)              (14,085)
                                                                                       --------              --------
                                                                                       $193,035              $116,797
                                                                                       ========              ========

9.   COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.

     The Company has committed to the construction of two light industrial and seven bulk warehouse properties totaling approximately 1.4 million square feet. The estimated total construction costs are approximately $51.2 million.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


10.   SUBSEQUENT EVENTS

     From July 1, 1997 to August 12, 1997, the Company acquired 23 industrial properties and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $136.5 million, excluding costs incurred in conjunction with the acquisition of the properties.

11.   PRO FORMA FINANCIAL INFORMATION

     The pro forma financial information will be filed in an amendment to the Company's Form 8-K dated June 30, 1997 as filed on July 15, 1997.

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

RESULTS OF OPERATIONS

     At June 30, 1997, the Company owned 453 in-service properties with approximately 39.1 million square feet of gross leasable area ("GLA"), compared to 320 in-service properties with approximately 28.3 million square feet of GLA at June 30, 1996. The addition of 139 properties acquired or developed between July 1, 1996 and June 30, 1997 included the acquisitions of 132 properties comprising approximately 10.5 million square feet and the completed construction of seven properties containing a total of approximately 1.1 million square feet. The sales of six properties comprised of approximately .8 million square feet were also completed between July 1, 1996 and June 30, 1997.

     COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED JUNE 30, 1996

     Rental income and tenant recoveries and other income increased by $29.2 million or 44.7% due primarily to the properties acquired or developed after June 30, 1996. Revenues from properties owned prior to January 1, 1996, increased by approximately $1.7 million or 3.1% due to rent increases and additional tenant recovery income charges for additional property expenses incurred for the six months ended June 30, 1997.

     Interest income on U.S. Government securities in 1997 represents interest income earned on U.S. Government securities that are pledged as collateral to legally defease the Company's $300 million mortgage loan (the "1994 Defeased Mortgage Loan").

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $8.4 million or 44.3% due primarily to the properties acquired or developed after June 30, 1996. Expenses from properties owned prior to January 1, 1996, increased by approximately $.3 million or 1.9% due to additional snow removal expenses incurred in the Minneapolis metropolitan area and additional utilities and property management expenses incurred in the majority of the Company's geographical markets. This increase was partially offset by a decrease in insurance expense.

     General and administrative expense increased by $.8 million due primarily to the additional expenses associated with managing the Company's growing operations including additional professional fees relating to additional properties owned and personnel to manage and expand the Company's business.

     Interest expense increased by $7.3 million for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 due primarily to a higher average debt balance to fund the purchase of U.S. Government securities to legally defease the 1994 Defeased Mortgage Loan and to fund the acquisition of additional properties.

     Amortization of interest rate protection agreements and deferred financing costs decreased by $.2 million due primarily to a decrease in deferred financing costs related to the loans in place during the six months ended June 30, 1997 compared to the loans that were in place during the six months ended June 30, 1996.

     Depreciation and other amortization increased by $4.3 million due primarily to the additional depreciation and amortization related to the properties acquired or developed after June 30, 1996.

     The disposition of interest rate protection agreements in 1997 represents the sale of the Company's interest rate protection agreements. The Company entered into a new interest rate protection agreement at a cost of approximately $.2 million with a notional value of $300 million which expires at the end of 1997. This new interest rate protection agreement effectively limits the interest rate on the 1994 Defeased Mortgage Loan to 7.2%.

     The $4.0 million gain on sales of properties resulted from the sale of two properties located in Atlanta, Georgia and three properties in Nashville, Tennessee. Gross proceeds from these sales were approximately $21.9 million.

     The $12.6 million extraordinary loss in 1997 consists of a prepayment fee on the 1994 Defeased Mortgage Loan and the write-off of unamortized deferred financing fees, legal costs and other expenses incurred in committing to retire the 1994 Defeased Mortgage Loan and in retiring the Company's $309.8 million unsecured loan from an institutional investor (the "Defeasance Loan").

     COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 TO THREE MONTHS ENDED JUNE 30, 1996

     Rental income and tenant recoveries and other income increased by $13.7 million or 39.4%, due primarily to the properties acquired or developed after June 30, 1996. Revenues from properties owned prior to April 1, 1996, increased by approximately $.2 million or .6% due to rent increases which were partially offset by a decrease in tenant recovery income charges due to a decrease in property expenses incurred for the three months ended June 30, 1997.

     Interest income on U.S. Government securities for 1997 represents interest income earned on U.S. Government securities that are pledged as collateral to legally defease the 1994 Defeased Mortgage Loan.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $3.2 million or 32.2% due primarily to the properties acquired or developed after June 30, 1996. Expenses from properties owned prior to April 1, 1996, decreased by approximately $.5 million or 4.8% due to a decrease in utilities and insurance expenses in the majority of the Company's geographical markets.

     General and administrative expense increased by $.5 million due primarily to the additional expenses associated with managing the Company's growing operations (including additional professional fees relating to additional properties owned and personnel to manage and expand the Company's business).

     Interest expense increased by $5.6 million for the three month period ended June 30, 1997 compared to the three month period ended June 30, 1996 due primarily to a higher average debt balance to fund the purchase of U.S. Government securities to legally defease the 1994 Defeased Mortgage Loan and to fund the acquisition of additional properties.

     Depreciation and other amortization increased by $2.0 million due primarily to the additional depreciation and amortization related to the properties acquired after June 30, 1996.

     The disposition of interest rate protection agreements fees in 1997 represents the sale of the company's interest rate protection agreements. The Company entered into a new interest rate protection agreement at a cost of approximately $.2 million with a notional value of $300 million which expires at the end of 1997. This new interest rate protection agreement effectively limits the interest rate on the 1994 Defeased Mortgage Loan to 7.2%.

     The $4.0 million gain on sales of properties resulted from the sale of two properties located in Atlanta, Georgia and three properties in Nashville, Tennessee. Gross proceeds from these sales were approximately $21.9 million.

     The $12.6 million extraordinary loss in 1997 consists of a prepayment fee on the 1994 Defeased Mortgage Loan and the write-off of unamortized deferred financing fees, legal costs and other expenses incurred in committing to retire the 1994 Defeased Mortgage Loan and in retiring the Defeasance Loan.

     LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company's unrestricted cash and cash equivalents was $12.5 million and restricted cash was $33.2 million. Included in restricted cash is approximately $21.1 million of net proceeds from the sale of properties. These sale proceeds will be disbursed as the Company exchanges into properties under Section 1031 of the Internal Revenue Code. Restricted cash also includes reserves required to be set aside under certain of the Company's loans for payments of security deposit refunds, tenant improvements, capital expenditures, interest, real estate taxes, insurance and potential
environmental costs.   A portion of the cash reserve relating to payments for
potential environmental costs was established at the closing of the 1994 Mortgage Loan and is distributed to the Company as such expenditures are made, and it is not required to be replenished to its original level. The portion of the cash reserve on the 1994 Mortgage Loan relating to payments for tenant improvements, capital expenditures, interest, real estate taxes and insurance is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserve relating to payments for capital expenditures, interest, real estate taxes and insurance on the 1995 Mortgage Loan is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserve relating to security deposit refunds on the $40 million mortgage loan ("1995 Mortgage Loan") is adjusted as tenants turn over.

     Net cash provided by operating activities was $38.7 million for the six months ended June 30, 1997 compared to $32.4 million for the six months ended June 30, 1996. This increase is due primarily to an increase in net operating income due to the operations of properties acquired or developed between July 1, 1996 and June 30, 1997 which was partially offset by an increase in tenant accounts receivable, prepaid expenses and other assets.

     Net cash used in investing activities increased to $232.4 million from $118.8 million due primarily to an increase in the acquisition of properties which was partially offset by the proceeds from the sale of five properties.

     Net cash provided by financing activities increased to $198.5 million for the six months ended June 30, 1997 from $83.0 million for the six months ended June 30, 1996 due to the sale of preferred stock and senior unsecured debt and an increase in borrowings under the Company's $200 million revolving credit facility (the "1996 Unsecured Acquisition Facility") during the six months ended June 30, 1997. These proceeds were partially offset by an increase in dividends and distributions for the six months ended June 30, 1997 due to the issuance of additional common shares and First Industrial, L.P. partnership units in 1996 and 1997 as well as an increase in per common share/unit distributions.

     Funds from operations for the six months ended June 30, 1997 was $42.5 million, as compared to $26.9 million for the six months ended June 30, 1996, as a result of the factors discussed in the analysis of operating results above. Management considers funds from operations to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITs, and it is presented to assist investors in analyzing the performance of the Company. In accordance with the National Association of Real Estate Investment Trusts' definition of funds from operations, the Company calculates funds from operations to be equal to net income, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, excluding amortization of deferred financing costs and interest rate protection agreements, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends and distributions. Funds from operations should not be considered as a substitute for net income as a measure of results of operations or for cash flow from operating activities calculated in accordance with generally accepted accounting principles as a measure of liquidity. Funds from operations as calculated by the Company may not be comparable to similarly titled, but differently calculated, measures of other REITs. The following is a reconciliation of net income to funds from operations:

                                               Six Months Ended             Six Months Ended
                                                 June 30, 1997                June 30, 1996
                                               ----------------             ----------------
Net Income Available to
  Common Stockholders...........                  $ 15,832                        $ 15,678
Adjustments:
Depreciation and Other
  Amortization..................                    17,613                          13,349
Extraordinary Items.............                    12,563                             821
Minority Interest...............                     1,950                           1,405
Gain on Sales of Properties.....                    (3,999)                         (4,320)
Gain on disposition of IRPA.....                    (1,430)                            ---
                                                   -------                         -------
  Funds From Operations.........                   $42,529                         $26,933
                                                   =======                         =======

     The ratio of earnings to fixed charges and preferred stock dividends was
1.93 for the six months ended June 30, 1997 compared to 1.77 for the six months ended June 30, 1996. The increase is primarily due to increased net operating income as discussed in the "Results of Operations" above.

     Between January 1, 1997 and June 30, 1997, the Company purchased 74 industrial properties comprising approximately 6.1 million square feet, for an aggregate purchase price of approximately $253.5 million. The acquisitions activity were financed with borrowings under the 1996 Unsecured Acquisition Facility, the issuance of 1,786,172 Operating Partnership units and $4.5 million of indebtedness assumed in connection with property acquisitions.

     The Company has committed to the construction of two light industrial and seven bulk warehouse properties totaling approximately 1.4 million square feet. The estimated total construction costs are approximately $51.2 million. These developments are expected to be funded with cash flow from operations as well as borrowings under the Company's 1996 Unsecured Acquisition Facility.

     On April 4, 1997, the Company borrowed $309.8 million from an institutional lender. The Defeasance Loan was unsecured, bore interest at LIBOR plus 1% and had a scheduled maturity of July 1, 1999. The gross proceeds from the Defeasance Loan were used to purchase U.S. Government Securities as substitute collateral to execute a legal defeasance of the 1994 Defeased Mortgage Loan. The terms of the legal defeasance require the Company to pay down and retire the 1994 Defeased Mortgage Loan at the end of 1997. The Defeasance Loan was retired in May 1997, with the net proceeds from the issuance of the 2007 Notes, the 2027 Notes and the 2011 Notes (as defined below).

     On May 13, 1997, the Operating Partnership issued $150 million (the "2007 Notes") and $100 million (the "2027 Notes") of senior unsecured debt which mature on May 15, 2007 and May 15, 2027, respectively. The 2027 Notes are redeemable, at the option of the holders thereof, on May 15, 2002. The 2007 Notes and the 2027 Notes bear a coupon interest rate of 7.60% and 7.15%, respectively. Interest is paid semi-annually in arrears on May 15 and November
15. The issue prices of the 2007 Notes and the 2027 Notes were 99.965% and 99.854%, respectively. The Operating Partnership also entered into interest rate protection agreements which were used to hedge the interest rate on the 2007 Notes and the 2027 Notes. Including the impact of the offering discount and the interest rate protection agreements, the Operating Partnership's effective interest rates on the 2007 Notes and the 2027 Notes are 7.61% and 7.04%, respectively.

     On May 22, 1997, the Company, through the Operating Partnership issued $100 million of senior unsecured debt which matures on May 15, 2011 (the "2011 Notes"). The 2011 Notes bear a coupon interest rate of 7.375%. Interest is paid semi-annually on May 15 and November 15. The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004. The Operating Partnership received approximately $1.7 million from the holder of the 2011 Notes as consideration for this put option. The Operating Partnership will amortize the put option proceeds over the life of the put option as an adjustment to interest expense. The issue price of the 2011 Notes was 99.348%. The Operating Partnership also entered into an interest rate protection agreement which was used to hedge the interest rate on the 2011 Notes. Including the impact of the offering discount, the consideration from the put option and the interest rate protection agreement, the Operating Partnership's effective interest rate on the 2011 Notes is 7.18%.

     On May 14, 1997, the Company issued 4,000,000 Depositary Shares, each representing 1/100 of a share of the Company's 8 3/4% Series B Cumulative Preferred Stock (the "Series B Preferred Shares"), at an initial offering price of $25 per Depositary Share. Dividends on the Series B Preferred Shares represented by the Depositary Shares are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series B Preferred Shares rank senior to payments on the Company's common stock and pari passu with the Company's Series A Cumulative Preferred Stock and Series C Cumulative Preferred Stock. The Series B Preferred Shares are not redeemable prior to May 14, 2002. On or after May 14, 2002, the Series B Shares are redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $100 million in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series B Preferred Shares have no stated maturity and are not convertible into any other securities of the Company.

     On June 6, 1997, the Company issued 2,000,000 Depositary Shares, each representing 1/100 of a share of the Company's 8 5/8% Series C Cumulative Preferred Stock (the "Series C Preferred Shares"), at an initial offering price of $25 per Depositary Share. Dividends on the Series C Preferred Shares represented by the Depositary Shares are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series C Preferred Shares rank senior to payments on the Company's common stock and pari passu with the Company's Series A Cumulative Preferred Stock and Series B Cumulative Preferred Stock. The Series C Preferred Shares are not redeemable prior to June 6, 2007. On or after June 6, 2007, the Series C Shares are redeemable for cash at the option of the Company, in whole in part, at a redemption price equivalent to $25 per Depositary Share, or $50.0 million in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series C Preferred Shares have no stated maturity and are not convertible into any other securities of the Company.

     On January 20, 1997, the Company and the Operating Partnership paid a fourth quarter 1996 distribution of 50.5 cents per common share/unit, totaling approximately $16.3 million. On April 21, 1997, the Company and Operating Partnership paid a first quarter 1997 distribution of 50.5 cents per common share/unit, totaling approximately $16.9 million. On July 21, 1997, the Company and the Operating Partnership paid a second quarter 1997 distribution of 50.5 cents per common share/unit, totaling approximately $17.2 million. On March 31, 1997, the Company paid a first quarter preferred stock dividend of
59.375 cents per share on its Series A Cumulative Preferred Stock, totaling approximately $1.0 million On June 30, 1997, the Company paid a second quarter preferred stock dividend of 59.375 cents per share and 27.95 cents per despositary share on its Series A Cumulative Preferred Stock and Series B Cumulative Preferred Stock, respectively, totaling in the aggregate approximately $2.1 million.

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

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company may finance the development or acquisition of additional properties through borrowings under the 1996 Unsecured Acquisition Facility. At June 30, 1997, borrowings under the 1996 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 8.5% which was converted to an interest rate of 6.38% in July, 1997. As of June 30, 1997, the Company had approximately $144.0 million available in additional borrowings under the 1996 Unsecured Acquisition Facility. While the Company may sell properties if property or market conditions make it desirable, the Company does not expect to sell assets in the foreseeable future to satisfy its liquidity requirements.

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

     In February 1997, the FASB issued Statement of Financial Accounting Standard No. 129 ("FAS 129"), "Disclosure of Information about Capital Structure," and is effective for periods ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure. The financial statements of the Company are prepared in accordance with the requirements of SFAS No. 129.

     In June 1997, the FASB issued Statement of Financial Standards No. 130, "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, would require the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, "Elements of Financial Statements" as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has not yet determined its comprehensive income.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments.
Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has not yet determined the impact of this statement on its financial statements.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
     None.

ITEM 2. CHANGES IN SECURITIES
     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 14, 1997, the Company held its Annual Meeting of Stockholders.

     At the meeting, three Class III directors of the Company were elected to serve until the 2000 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The votes cast for each director were:


                 For election of John Rau:
                         Votes for:                 26,675,871
                         Votes withheld:                27,514

                 For election of Robert J. Slater:
                         Votes for:                 26,676,371
                         Votes withheld                 27,014

                 For election of Michael T. Tomasz
                         Votes for:                 26,676,371
                         Votes withheld:                27,014


     In addition, the appointment of Coopers & Lybrand, L.L.P. as independent auditors of the Company for the fiscal year ending December 31, 1997 was ratified at the meeting with 26,654,274 shares voting in favor, 15,614 shares voting against and 33,497 shares abstaining.

ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     Exhibits


       Exhibit No.     Description
       -----------     -----------

       1.1 Underwriting agreement relating to 7.60% Notes due 2007 and 7.15% Notes due 2027 (incorporated by reference to Exhibit 1 of Form 8-K of First Industrial, L.P. dated May 8, 1997, File No. 333-21873).


      1.2              Underwriting agreement relating to Depositary
                       Shares each representing 1/100 of a share of 8 3/4% Series B Cumulative Preferred Stock with a liquidation preference equivalent to $25.00 per Depositary Share (incorporated by reference to Exhibit 1.1 of Form 8-K of the Company dated May 13, 1997, File No. 1-13102).

      1.3 Underwriting Agreement dated June 3, 1997 relating to Depositary Shares each representing 1/100 of a share of 8 5/8% Series C Cumulative Preferred Stock with a liquidation preference equivalent to $25.00 per Depositary Share (incorporated by reference to Exhibit 1 of Form 8-K of the Company dated June 6, 1997, File No. 1-13102).

      3.1 Articles Supplementary relating to the Company's 8 3/4% Series B Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.1 of Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102).


      3.2 Articles Supplementary to the Amended and Restated Articles of Incorporation of the Company relating to the Company's Series C Cumulative Preferred Stock, par value $.01 (incorporated by reference to Exhibit 4.1 of Form 8-K of the Company dated June 6, 1997, File No. 1-13102).

      4.1 Indenture, dated as of May 13, 1997 between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102).

      4.2 Supplemental Indenture No. 1, dated as of May 13, 1997 between First Industrial, L.P. and First Trust National Association relating to the $150 million of 7.60%
                       notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed
                       May 30, 1997, File No. 1-13102).


       4.3 Supplemental Indenture No, 2 dated as of May 22, 1997 between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes Due 2011 (incorporated by reference to
                       Exhibit 4.4 of Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873).

      4.4 Trust Agreement, dated as of May 16, 1997 between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873).

      4.5 Deposit Agreement dated May 14, 1997, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.3 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102).

      4.6 Form of Depositary Receipt to be issued pursuant to the Deposit Agreement (incorporated by reference to Exhibit
                       4.3 of Form 8-K of the Company dated May 13, 1997,
                       File No. 1-13102).

      4.7 Form of Stock Certificate for Series B Cumulative Preferred Stock (incorporated by reference to Exhibit
                       4.4 of Form 8-K of the Company dated May 13, 1997, File No. 1-13102).

      4.8 Deposit Agreement dated June 6, 1997 between the Company and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4.2 of Form 8-K of the Company dated June 6, 1997, File No. 1-13102).

      4.9 Form of Stock Certificate for Series C Cumulative Preferred Stock (incorporated by reference to Exhibit
                       4.3 of Form 8-K of the Company dated June 6, 1997, File No. 1-13102).

      10.1 Third Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10 of Form 8-K of First Industrial, L.P. dated May 14, 1997, File No. 333-21873).

      10.2 Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 4 of the Form 8-K of First Industrial, L.P. dated June 13, 1997, File No. 333-21873).

      10.3     *       First Amendment to the Fourth Amended and Restated
                       Limited Partnership Agreement of First Industrial, L.P.

      10.4     *       Second Amendment to the Fourth Amended and Restated
                       Limited Partnership Agreement of First Industrial, L.P.

      27       *       Financial Data Schedule

      *  Filed herewith.

Reports on Form 8-K and Form 8-K/A:
-----------------------------------

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

      Report on Form 8-K dated June 30, 1997, relating to the acquisition of 68 properties, one parking lot and land parcels for future development.



     The Company has prepared supplemental financial and operating information which is available without charge upon request to the Company. Please direct requests as follows:


                                   First Industrial Realty Trust, Inc.
                                   311 S. Wacker, Suite 4000
                                   Chicago, IL  60606
                                   Attention:  Investor Relations

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                FIRST INDUSTRIAL REALTY TRUST, INC.



Date:  August 12, 1997          By:   /s/ Michael J. Havala
                                    ----------------------
                                    Michael J. Havala
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



Exhibit No.            Description
-----------            -----------

      1.1 Underwriting agreement relating to 7.60% Notes due 2007 and 7.15% Notes due 2027 (incorporated by reference to Exhibit 1 of Form 8-K of First Industrial, L.P. dated May 8, 1997, File No. 333-21873).


      1.2 Underwriting agreement relating to Depositary Shares each representing 1/100 of a share of 8 3/4% Series B Cumulative Preferred Stock with a liquidation preference equivalent to $25.00 per Depositary Share (incorporated by reference to Exhibit 1.1 of Form 8-K of the Company dated May 13, 1997, File No. 1-13102).

      1.3 Underwriting Agreement dated June 3, 1997 relating to Depositary Shares each representing 1/100 of a share of 8 5/8% Series C Cumulative Preferred Stock with a liquidation preference equivalent to $25.00 per Depositary Share (incorporated by reference to Exhibit 1 of Form 8-K of the Company dated June 6, 1997, File No. 1-13102).

      3.1 Articles Supplementary relating to the Company's 8 3/4% Series B Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.1 of Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102).

      3.2 Articles Supplementary to the Amended and Restated Articles of Incorporation of the Company relating to the Company's Series C Cumulative Preferred Stock, par value $.01 (incorporated by reference to Exhibit 4.1 of Form 8-K of the Company dated June 6, 1997, File No. 1-13102).

      4.1 Indenture, dated as of May 13, 1997 between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102).

      4.2 Supplemental Indenture No. 1, dated as of May 13, 1997 between First Industrial, L.P. and First Trust
                       National Association relating to the $150 million of 7.60% notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102).


      4.3 Supplemental Indenture No, 2 dated as of May 22, 1997 between First Industrial, L.P. and First Trust
                       National Association as Trustee relating to $100 million of 7 3/8% Notes Due 2011 (incorporated by reference to
                       Exhibit 4.4 of Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873).

      4.4 Trust Agreement, dated as of May 16, 1997 between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873).

      4.5 Deposit Agreement dated May 14, 1997, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.3 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102).

      4.6 Form of Depositary Receipt to be issued pursuant to the Deposit Agreement (incorporated by reference to Exhibit 4.3 of Form 8-K of the Company dated May 13, 1997, File No. 1-13102).

      4.7 Form of Stock Certificate for Series B Cumulative Preferred Stock (incorporated by reference to Exhibit
                       4.4 of Form 8-K of the Company dated May 13, 1997, File No. 1-13102).

      4.8 Deposit Agreement dated June 6, 1997 between the Company and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4.2 of Form 8-K of the Company dated June 6, 1997, File No. 1-13102).

      4.9 Form of Stock Certificate for Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 4.3
                       of Form 8-K of the Company dated June 6, 1997,   File No.
                       1-13102).

      10.1 Third Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10 of Form 8-K of First Industrial, L.P.
                       dated May 14, 1997, File No. 333-21873).

      10.2 Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by
                       reference to Exhibit 4 of the Form 8-K   of First
                       Industrial, L.P. dated June 13, 1997, File No.
                       333-21873).

      10.3     *       First Amendment to the Fourth Amended and Restated
                       Limited Partnership Agreement of First Industrial, L.P.


      10.4     *       Second Amendment to the Fourth Amended and Restated
                       Limited Partnership Agreement of First Industrial, L.P.

      27       *       Financial Data Schedule

     *  Filed herewith.