Form 10-Q/A
period 1997-06-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 1997-08-26
CIK 921825

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

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


10.   SUBSEQUENT EVENTS


     From July 1, 1997 to August 12, 1997, the Company acquired 23 industrial properties and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $36.5 million, excluding costs incurred in conjunction with the acquisition of the properties.


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


      10.3 First Amendment to the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10.3 of Form 10-Q of the Company for the fiscal quarter ended June 30, 1997 filed August 14, 1997, File No. 1-13102)



      10.4 Second Amendment to the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10.4 of Form 10-Q of the Company for the fiscal quarter ended June 30, 1997 filed August 14, 1997, File No. 1-13102)



      27               Financial Data Schedule (incorporated by reference to
                       Exhibit 27 of Form 10-Q of the Company for the fiscal quarter ended June 30, 1997 filed August 14, 1997, File No. 1-13102)

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



                                FIRST INDUSTRIAL REALTY TRUST, INC.




Date:  August 26, 1997          By:   /s/ Michael J. Havala
                                    ----------------------
                                    Michael J. Havala
                                    Chief Financial Officer
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


      10.3 First Amendment to the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10.3 of Form 10-Q of the Company for the fiscal quarter ended June 30, 1997 filed August 14, 1997, File No. 1-13102)



      10.4 Second Amendment to the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (incorporated by reference to Exhibit 10.4 of Form 10-Q of the Company for the fiscal quarter ended June 30, 1997 filed August 14, 1997, File No. 1-13102)



      27               Financial Data Schedule (incorporated by reference to
                       Exhibit 27 of Form 10-Q of the Company for the fiscal quarter ended June 30, 1997 filed August 14, 1997, File No. 1-13102)