Form 10-Q
period 1997-09-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 1997-11-14
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

Number of shares of Common Stock, $.01 par value, outstanding as of November 11, 1997: 36,431,998

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                                   FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1997

                                     INDEX

                                                                                              PAGE
PART I:  FINANCIAL INFORMATION                                                                ----
     Item 1.  Financial Statements

      Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996............   2

      Consolidated Statements of Operations for the Nine Months Ended September 30,
      1997 and September 30, 1996...........................................................   3

      Consolidated Statements of Operations for the Three Months Ended September 30,
      1997 and September 30, 1996...........................................................   4

      Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
      1997 and September 30, 1996...........................................................   5

      Notes to Financial Statements.........................................................   6-13

   Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations.........................................................   14-20


PART II:  OTHER INFORMATION

   Item 1.  Legal Proceedings...............................................................   21
   Item 2.  Changes in Securities...........................................................   21
   Item 3.  Defaults Upon Senior Securities.................................................   21
   Item 4.  Submission of Matters to a Vote of Security Holders.............................   21
   Item 5.  Other Information...............................................................   21
   Item 6.  Exhibits and Reports on Form 8-K................................................   22-23


SIGNATURE...................................................................................   24


EXHIBIT INDEX...............................................................................   25

                         PART I.  FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                              September 30,    December 31,
                                                                                   1997           1996
                                                                             --------------    -------------
                                     ASSETS
Assets:
 Investment in Real Estate:
  Land..............................................................             $    209,990    $    153,390
  Buildings and Improvements........................................                1,183,333         880,924
  Furniture, Fixtures and Equipment.................................                    1,423           1,662
  Construction in Progress..........................................                   16,237          14,803
  Less: Accumulated Depreciation....................................                 (112,107)        (91,457)
                                                                                 ------------    ------------
   Net Investment in Real Estate....................................                1,298,876         959,322

 Cash and Cash Equivalents..........................................                    3,871           7,646
 Restricted Cash....................................................                    8,729          11,837
 U.S. Government Securities, Net....................................                  307,344             ---
 Tenant Accounts Receivable, Net....................................                    7,118           4,667
 Deferred Rent Receivable...........................................                    9,660           8,290
 Interest Rate Protection Agreements, Net...........................                       55           8,376
 Deferred Financing Costs, Net......................................                    7,032           7,442
 Prepaid Expenses and Other Assets, Net.............................                   41,353          15,020
                                                                                 ------------    ------------
   Total Assets.....................................................             $  1,684,038    $  1,022,600
                                                                                 ============    ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Mortgage Loans Payable.............................................             $     95,794    $    392,082
 Defeased Mortgage Loan Payable.....................................                  300,000             ---
 Senior Unsecured Debt, Net.........................................                  349,170             ---
 Acquisition Facility Payable.......................................                   92,600           4,400
 Promissory Notes Payable...........................................                      ---           9,919
 Accounts Payable and Accrued Expenses..............................                   40,405          18,374
 Rents Received in Advance and Security Deposits....................                   10,448           6,122
 Dividends/Distributions Payable....................................                   17,706          16,281
                                                                                 ------------    ------------
   Total Liabilities................................................                  906,123         447,178
                                                                                 ------------    ------------
Minority Interest...................................................                   95,683          42,861
Commitments and Contingencies.......................................                      ---             ---
Stockholders' Equity:
 Preferred Stock ($.01 par value, 10,000,000 shares authorized,
  1,650,000, 40,000 and 20,000 shares of Series A, B and C
  Cumulative Preferred Stock, respectively, issued and
  outstanding at September 30, 1997 and 1,650,000 shares of
  Series A Cumulative Preferred Stock issued and
  outstanding at December 31, 1996).................................                       17              17
 Common Stock ($.01 par value, 100,000,000 shares authorized,
  30,892,739 and 29,939,417 shares issued and outstanding at
  September  30, 1997 and December 31, 1996, respectively)....                            309             299
 Additional Paid-in-Capital.........................................                  754,355         584,009
 Distributions in Excess of Accumulated Earnings....................                  (70,387)       (51,764)
 Unamortized Value of Restricted Stock Grants.......................                   (2,062)            ---
                                                                                 ------------    ------------
   Total Stockholders' Equity.......................................                  682,232         532,561
                                                                                 ------------    ------------
   Total Liabilities and Stockholders' Equity.......................             $  1,684,038    $  1,022,600
                                                                                 ============    ============

    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                    Nine Months        Nine Months
                                                                       Ended              Ended
                                                                    September 30,     September 30,
                                                                       1997               1996
                                                                   -------------      --------------
Revenues:
 Rental Income..................................................      $  115,530        $    78,054
 Tenant Recoveries and Other Income.............................          31,117             23,545
 Interest Income on U.S. Government Securities..................           8,521                ---
                                                                      ----------        -----------
   Total Revenues...............................................         155,168            101,599
                                                                      ----------        -----------
Expenses:
 Real Estate Taxes..............................................          24,192             17,061
 Repairs and Maintenance........................................           6,134              4,231
 Property Management............................................           5,075              3,657
 Utilities......................................................           4,095              2,758
 Insurance......................................................             389                824
 Other..........................................................           1,209                736
 General and Administrative.....................................           4,264              2,899
 Interest.......................................................          34,788             21,600
 Amortization of Interest Rate Protection Agreements and
  Deferred Financing Costs......................................           2,093              2,412
 Depreciation and Other Amortization............................          27,468             20,458
                                                                      ----------        -----------
   Total Expenses...............................................         109,707             76,636
                                                                      ----------        -----------
Income Before Gain on Disposition of Interest Rate Protection
  Agreements, Gain on Sales of Real Estate , Minority Interest
  and Extraordinary Loss........................................          45,461             24,963
Gain on Disposition of Interest Rate Protection Agreements......           1,430                ---
Gain on Sales of Real Estate....................................           4,186              4,320
                                                                      ----------        -----------
Income Before Minority Interest and Extraordinary Loss..........          51,077             29,283
Income Allocated to Minority Interest...........................          (3,502)            (2,164)
                                                                      ----------        -----------
Income Before Extraordinary Loss................................          47,575             27,119
Extraordinary Loss..............................................         (12,563)              (821)
                                                                      ----------        -----------
Net Income......................................................          35,012             26,298
Less:  Preferred Stock Dividends................................          (7,610)            (2,939)
                                                                      ----------        -----------
Net Income Available to Common  Stockholders....................      $   27,402        $    23,359
                                                                      ==========        ===========
Net Income Available to Common Stockholders Before
 Extraordinary Loss Per Weighted Average Common
 Share Outstanding (30,139,896 and 23,529,280 for
 September 30, 1997 and 1996, respectively).....................      $     1.33        $      1.03
                                                                      ==========        ===========
Extraordinary Loss Per Weighted Average Common Share
 Outstanding (30,139,896 and 23,529,280 for September 30,
 1997 and 1996, respectively)...................................      $      .42        $       .04
                                                                      ==========        ===========
Net Income Available to Common Stockholders Per Weighted
 Average Common Share Outstanding (30,139,896  and
 23,529,280 for  September  30, 1997 and 1996, respectively)....      $      .91        $       .99
                                                                      ==========        ===========

    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                               Three Months          Three Months
                                                                                  Ended                  Ended
                                                                              September 30,          September 30,
                                                                                  1997                   1996
                                                                            ---------------         --------------
Revenues:
 Rental Income.........................................................     $        40,821            $    28,173
 Tenant Recoveries and Other Income....................................              11,192                  8,002
 Interest Income on U.S. Government Securities.........................               4,364                    ---
                                                                            ---------------            -----------
   Total Revenues......................................................              56,377                 36,175
                                                                            ---------------            -----------
Expenses:
 Real Estate Taxes.....................................................               8,545                  6,156
 Repairs and Maintenance...............................................               1,848                  1,372
 Property Management...................................................               1,556                  1,330
 Utilities.............................................................               1,270                    940
 Insurance.............................................................                 113                    286
 Other.................................................................                 355                    187
 General and Administrative............................................               1,574                    998
 Interest..............................................................              13,467                  7,603
 Amortization of Interest Rate Protection Agreements and
  Deferred Financing Costs.............................................                 713                    838
 Depreciation and Other Amortization...................................               9,756                  7,046
   Total Expenses......................................................              39,197                 26,756
                                                                            ---------------            -----------
Income Before  Gain on Sales of Real Estate and Minority
 Interest..............................................................              17,180                  9,419
Gain on Sales of Real Estate...........................................                 187                    ---
                                                                            ---------------            -----------
Income Before Minority Interest........................................              17,367                  9,419
Income Allocated to Minority Interest..................................              (1,552)                  (759)
                                                                            ---------------            -----------
Net Income ............................................................              15,815                  8,660
Less:  Preferred Stock Dividends.......................................              (4,245)                  (980)
                                                                            ---------------            -----------
Net Income Available to Common  Stockholders...........................     $        11,570            $     7,680
                                                                            ===============            ===========
Net Income Available to Common Stockholders Per Weighted Average
Common Share Outstanding (30,256,880 and
24,137,881 for September 30, 1997 and 1996, respectively)..............     $           .38            $       .32
                                                                            ===============            ===========

    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                         Nine Months Ended        Nine Months Ended
                                                                         September 30, 1997       September 30, 1996
                                                                      ----------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income............................................................        $ 35,012           $ 26,298
Income Allocated to Minority Interest.................................           3,502              2,164
                                                                         -------------   ----------------
Income Before Minority Interest.......................................          38,514             28,462
Adjustments to Reconcile Net Income to Net Cash Provided
by Operating Activities:
Depreciation..........................................................          24,461             17,888
Amortization of Interest Rate Protection Agreements and
Deferred Financing Costs..............................................           2,093              2,412
Other Amortization....................................................           2,893              2,570
Gain on Disposition of Interest Rate Protection Agreements............          (1,430)               ---
Gain on Sales of Real Estate..........................................          (4,186)            (4,320)
Extraordinary Loss....................................................          12,563                821
Provision for Bad Debts...............................................             150                200
Increase in Tenant Accounts Receivable and Prepaid
Expenses and Other  Assets............................................         (20,495)            (4,536)
Increase in Deferred Rent Receivable..................................          (1,582)              (740)
Increase in Accounts Payable and Accrued Expenses
and Rents Received in Advance and Security Deposits...................          11,716              2,408
Organization Costs....................................................             (62)               (30)
Decrease in Restricted Cash...........................................           3,243                926
                                                                         -------------   ----------------
Net Cash Provided by Operating Activities.............................          67,878             46,061
                                                                         -------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Additions to Investment in Real Estate..................        (313,540)          (175,141)
Proceeds from Sales of Investment in Real Estate......................          23,411             12,119
Funding of Mortgage Loans Receivable..................................         (18,552)               ---
Repayment of Mortgage Loans Receivable................................           3,865                ---
Decrease in Restricted Cash...........................................           1,831              1,239
                                                                         -------------   ----------------
Net Cash Used in Investing Activities.................................        (302,985)          (161,783)
                                                                         -------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock....................................          20,000            113,850
Common Stock Underwriting Discounts/Offering Costs....................          (1,688)            (6,957)
Proceeds from Exercise of Employee Stock Options......................           1,711                ---
Proceeds from Sale of Preferred Stock.................................         150,000                ---
Preferred Stock Offering Costs........................................          (5,263)              (408)
Proceeds from Acquisition Facilities Payable..........................         280,400             75,197
Repayments on Acquisition Facilities Payable..........................        (192,200)           (61,121)
Proceeds from Mortgage Loans Payable..................................             ---             36,750
Repayments on Mortgage Loans Payable..................................            (793)              (679)
Proceeds from Defeasance Loan.........................................         309,800                ---
Repayment of Defeasance Loans.........................................        (309,800)               ---
Proceeds from Senior Unsecured Debt...................................         349,150                ---
Repayments on Construction Loans Payable..............................             ---             (4,873)
Repayment of Promissory Notes Payable.................................          (9,919)               ---
Purchase of Interest Rate Protection Agreements.......................            (150)               ---
Proceeds from Sale of Interest Rate Protection Agreements.............           9,950                ---
Purchase of U.S. Government Securities................................        (300,000)               ---
Increase in Restricted Cash and Accrued Interest on U.S. Government
Securities............................................................          (6,000)               ---
Dividends/Distributions...............................................         (50,404)           (35,190)
Preferred Stock Dividends.............................................          (7,610)            (3,408)
Other Proceeds from Senior Unsecured Debt.............................           2,246                ---
Debt Issuance Costs...................................................          (8,098)            (1,806)
                                                                         -------------         ----------
Net Cash Provided by Financing Activities.............................         231,332            111,355
                                                                         -------------         ----------
Net Decrease in Cash and Cash Equivalents.............................          (3,775)            (4,367)
Cash and Cash Equivalents, Beginning of Period........................           7,646              8,919
                                                                         -------------         ----------
Cash and Cash Equivalents, End of Period..............................        $  3,871           $  4,552
                                                                         =============         ==========

    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

1.     ORGANIZATION AND FORMATION OF COMPANY

     First Industrial Realty Trust, Inc. (the "Company") was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company is continuing and expanding the Midwestern industrial property business of The Shidler Group and the properties and businesses contributed by three other contributing businesses (the "Contributing Businesses"). The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner. As of September 30, 1997, the Company owned 493 in-service properties located in 18 states, containing an aggregate of approximately 41.6 million square feet of gross leasable area. Of the 493 properties owned by the Company, 195 are held by First Industrial Financing Partnership, L.P. (the "Financing Partnership"), 245 are held by the Operating Partnership, 19 are held by First Industrial Securities, L.P., 23 are held by First Industrial Mortgage Partnership, L.P., five are held by First Industrial Pennsylvania, L.P., five are held by First Industrial Harrisburg, L.P. and one is held by First Industrial Indianapolis, L.P. First Industrial Realty Trust, Inc. is the sole general partner of the Operating Partnership, with an approximate 87.9% ownership interest at September 30, 1997. Minority interest in the Company at September 30, 1997 represents the approximate 12.1% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

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

     In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 1997 and December 31 1996, and the reported amounts of revenues and expenses for the nine months and three months ended September 30, 1997 and
1996.   Actual results could differ from those estimates.

     In the opinion of management, all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of operations for the nine months and three months ended September 30, 1997 and 1996 and the cash flows for the nine months ended September 30, 1997 and 1996 have been included.

Tenant Accounts Receivable, net:

     The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $750 and $600 as of September 30, 1997 and December 31, 1996, respectively.

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

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Recent Accounting Pronouncements:

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 128 ("FAS 128"), "Earnings per Share", effective for financial statements issued after December 15, 1997. The Company intends to adopt FAS 128 in fiscal year 1997 and will include the disclosure of earnings per share in accordance with FAS 128 in the 1997 year end financial statements. The Company has determined the financial impact to be immaterial for the nine month and three month periods ended September 30, 1997 and 1996.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 ("FAS 129"), "Disclosure of Information about Capital Structure," and is effective for periods ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure. The financial statements of the Company are prepared in accordance with the requirements of FAS No. 129.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, requires the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, "Elements of Financial Statements" as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has not yet determined its comprehensive income.

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

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


3. MORTGAGE LOANS, SENIOR UNSECURED DEBT, ACQUISITION FACILITY AND PROMISSORY NOTES PAYABLE, CONTINUED

     On April 4, 1997, the Company, through the Operating Partnership borrowed $309.8 million from an institutional lender (the "Defeasance Loan"). The Defeasance Loan was unsecured, bore interest at LIBOR plus 1% and had a scheduled maturity of July 1, 1999. The gross proceeds from the Defeasance Loan were used to purchase U.S. Government Securities as substitute collateral to execute a legal defeasance of the 1994 Mortgage Loan (the "1994 Defeased Mortgage Loan"). The terms of the legal defeasance require the Company to pay down and retire the 1994 Defeased Mortgage Loan at the end of 1997. The Defeasance Loan was retired in May, 1997, with the net proceeds from the issuance of the 2007 Notes, the 2027 Notes and the 2011 Notes (as defined below). As a result of the commitment for early retirement of the 1994 Defeased Mortgage Loan and the early retirement of the Defeasance Loan, the Company has recorded an extraordinary loss in the second quarter of 1997 of approximately $12.6 million. The extraordinary loss consists of a prepayment fee on the 1994 Defeased Mortgage Loan and the write off of unamortized deferred financing fees, legal costs and other expenses incurred in committing to retire the 1994 Defeased Mortgage Loan and in retiring the Defeasance Loan.

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

     On May 22, 1997, the Company, through the Operating Partnership, issued $100 million of senior unsecured debt which matures on May 15, 2011 (the "2011 Notes"). The 2011 Notes bear a coupon interest rate of 7.38%. Interest is paid semi-annually in arrears on May 15 and November 15. The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004 (the "Put Option"). The Operating Partnership received approximately $1.7 million of proceeds from the holder of the 2011 Notes as consideration for the Put Option. The Operating Partnership will amortize the Put Option proceeds over the life of the Put Option as an adjustment to interest expense. The issue price of the 2011 Notes was 99.348%. The Operating Partnership also entered into an interest rate protection agreement which was used to hedge the interest rate on the 2011 Notes. Including the impact of the offering discount, the proceeds from the Put Option and the interest rate protection agreement, the Operating Partnership's effective interest rate on the 2011 Notes is 7.18%. The 2011 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

3. MORTGAGE LOANS, SENIOR UNSECURED DEBT, ACQUISITION FACILITY AND PROMISSORY NOTES PAYABLE,
     CONTINUED

The following table discloses certain information regarding the Company's mortgage loans, senior unsecured debt, acquisition facility and promissory notes payable:


                                             OUTSTANDING BALANCE AT     ACCRUED INTEREST PAYABLE AT  INTEREST RATE AT
                                          ----------------------------  ---------------------------- ----------------

                                          SEPTEMBER 30,    DECEMBER 31,  SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,   MATURITY
                                              1997             1996           1997         1996           1997           DATE
                                          -------------  --------------  -------------  ------------  -------------   ---------

MORTGAGE LOANS PAYABLE
----------------------
1994 Mortgage Loan.....................    $     ---      $   300,000     $       -      $    1,750          N/A            N/A
1995 Mortgage Loan.....................       40,000           40,000           169             168        7.22%        1/11/26
Harrisburg Mortgage Loan............           6,315            6,504            37              39        7.25%       12/15/00
CIGNA Loan.............................       35,955           36,363           ---             ---        7.50%         4/1/03
Assumed Loans..........................        9,019            9,215           ---             ---        9.25%         1/1/13
Lazarus Burman Mortgage
 Loan I................................        3,800              ---            50             ---       10.00%        7/11/98
Lazarus Burman Mortgage
 Loan II...............................          705              ---           ---             ---          (1)            (1)
                                           ---------      -----------     ---------      ----------
Total..................................    $  95,794      $   392,082     $     256      $    1,957
                                           =========      ===========     =========      ==========
DEFEASED MORTGAGE LOAN
----------------------
1994 Defeased Mortgage Loan (formerly
 defined as the 1994 Mortgage
 Loan).................................    $ 300,000      $       ---     $   1,764      $      ---        7.09%       12/31/97
                                           =========      ===========     =========      ==========

SENIOR UNSECURED DEBT
---------------------
2007 Notes.............................    $ 149,949 (2)  $       ---     $   4,344      $      ---        7.60%        5/15/07
2011 Notes.............................       99,365 (2)                      2,721             ---       7.375%        5/15/11 (3)
2027 Notes ............................       99,856 (2)          ---         2,643             ---        7.15%        5/15/27 (4)
                                           ---------      -----------     ---------      ----------
Total..................................    $ 349,170      $       ---     $   9,708      $      ---
                                           =========      ===========     =========      ==========
ACQUISITION FACILITY PAYABLE
----------------------------
1996 Unsecured Acquisition
Facility...............................    $  92,600      $     4,400     $     450      $        3        6.63%        4/1/00
                                           =========      ===========     =========      ==========

PROMISSORY NOTES PAYABLE
------------------------
Promissory Notes.......................    $     ---      $     9,919     $     ---      $       68          N/A        1/6/97
                                           =========      ===========     =========      ==========

(1) The Lazarus Burman Mortgage Loan II is interest free until February 1998 at which time the mortgage loan bears interest at 8%. The loan matures as described above.
(2) The 2007 Notes, 2011 Notes and 2027 Notes are net of unamortized discounts of $51, $635 and $144, respectively.
(3) The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004.
(4) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.

     The following is a schedule of maturities of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:


                                  Amount
                                  ------

1997                            $300,202
1998                               5,363
1999                               1,710
2000                              99,928
2001                               1,683
Thereafter                       428,803
Total                           $837,689
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

     In September 1997, the Company entered into an interest rate protection agreement with a notional value of $100,000, a settlement date of January 2, 1998 and a forward yield of 6.13% based on the 10-year treasury note. This interest rate protection agreement will be used to hedge the interest rate on an anticipated offering of unsecured debt.

4.   STOCKHOLDERS' EQUITY

     On May 14, 1997, the Company issued 4,000,000 Depositary Shares, each representing 1/100 of a share of the Company's 8 3/4% Series B Cumulative Preferred Stock (the "Series B Preferred Shares"), at an initial offering price of $25 per Depositary Share. Dividends on the Series B Preferred Shares represented by the Depositary Shares are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series B Preferred Shares rank senior to payments on the Company's Common Stock and pari passu with the Company's Series A Cumulative Preferred Stock and Series C Cumulative Preferred Stock. The Series B Preferred Shares are not redeemable prior to May 14, 2002. On or after May 14, 2002, the Series B Shares are redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $100.0 million in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series B Preferred Shares have no stated maturity and are not convertible into any other securities of the Company.

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

     On September 4, 1997, the Board of Directors of the Company declared a dividend distribution of one Preferred Share Purchase Right ("Right") for each outstanding share of common stock, par value $.01 per share, of the Company (the "Common Stock"). The dividend distribution was made on October 20, 1997 to stockholders of record as of the close of business on October 19, 1997. In addition, a Right will attach to each share of Common Stock issued in the future. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Junior Participating Preferred Stock (the "Junior Preferred Stock"), at a price of $125 per one one-hundredth of a share (the "Purchase Price"), subject to adjustment. The Rights become exercisable only if a person or group of affiliated or associated persons (an "Acquiring Person") acquires, or obtains the right to acquire, beneficial ownership of Common Stock or other voting securities ("Voting Stock") that have 15% or more of the voting power of the outstanding shares of Voting Stock, or if an Acquiring Person commences or makes an announcement of an intention

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

4.   STOCKHOLDERS' EQUITY, CONTINUED

to commence a tender offer or exchange offer to acquire beneficial ownership of Voting Stock that have 15% or more of the voting power of the outstanding shares of Voting Stock. The Rights will expire on October 19, 2007, unless redeemed earlier by the Company at $.001 per Right, or exchanged by the Company at an exchange ratio of one share of Common Stock per Right.

     In the event that a person becomes an Acquiring Person, each holder of a Right, other than the Acquiring Person, is entitled to receive, upon exercise,
(1) Common Stock having a value equal to two times the Purchase Price of the Right or (2) common stock of the acquiring company having a value equal to two times the Purchase Price of the Right.

     The Junior Preferred Stock ranks junior to all other series of the Company's preferred stock with respect to payment of dividends and as to distributions of assets in liquidation. Each share of Junior Preferred Stock has a quarterly dividend rate per share equal to the greater of $1.00 or 100 times the per share amount of any dividend (other than a dividend payable in shares of Common Stock or a subdivision of the Common Stock) declared on the Common Stock, subject to certain adjustments. In the event of liquidation, the holder of the Junior Preferred Stock is entitled to receive a preferred liquidation payment per share of $1.00 (plus accrued and unpaid dividends) or, if greater, an amount equal to 100 times the payment to be made per share of Common Stock, subject to certain adjustments.

     On September 16, 1997, the Company issued 637,440 shares of $.01 par value Common Stock (the "September 1997 Equity Offering"). The price per share in the September 1997 Equity Offering was $31.38, resulting in gross offering proceeds of $20,000. Proceeds to the Company, net of underwriters' discount and total offering expenses, were approximately $18,900. The net proceeds from the September 1997 Equity Offering were used to pay down the Company's $200 million unsecured revolving credit facility (the "1996 Unsecured Acquisition Facility").

     Under the Company's 1997 Stock Incentive Plan, the Company has reserved 1,500,000 shares of Common Stock to issue to its officers, employees and Directors of the Company. On September 30, 1997, the Company awarded 67,896 shares of restricted Common Stock which had a fair value at the date of grant of $2,062. Sale of the restricted Common Stock is restricted for a period from two to ten years from the date of grant. Compensation expense will be charged to earnings over the restriction period beginning October 1, 1997.

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

     On March 31, 1997, the Company paid a first quarter preferred stock dividend of 59.375 cents per share on its Series A Cumulative Preferred Stock, totaling approximately $1.0 million. On June 30, 1997, the Company paid a second quarter preferred stock dividend of 59.375 cents per share and a period prorated dividend of 27.95 cents per depositary share on its Series A Cumulative Preferred Stock and Series B Cumulative Preferred Stock, respectively, totaling, in the aggregate, approximately $2.1 million. On September 30, 1997, the Company paid a third quarter preferred stock dividend of 59.375 cents per share and 54.6875 cents per depositary share on its Series A Cumulative Preferred Stock and Series B Cumulative Preferred Stock, respectively. On September 30, 1997, the Company paid a third quarter preferred stock dividend and a period prorated second quarter preferred stock dividend totaling, in the

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

4.    STOCKHOLDERS' EQUITY, CONTINUED

aggregate, 68.123 cents per depositary share on its Series C Cumulative Preferred Stock. The preferred stock dividends paid on September 30, 1997 totaled, in the aggregate, approximately $4.5 million.

5.     ACQUISITION OF REAL ESTATE

     During the nine months ended September 30, 1997, the Company acquired 115 existing industrial properties and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $336.2 million, excluding costs incurred in conjunction with the acquisition of the properties.

6.     GAIN ON DISPOSITION OF THE INTEREST RATE PROTECTION AGREEMENTS

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

7.     SALES OF REAL ESTATE

     In June 1997, the Company sold two properties located in Atlanta, Georgia and three properties located in Nashville, Tennessee. In September 1997, the Company sold one property located in Maryland Heights, Missouri and a land parcel located in Lorain County, Ohio. Gross proceeds from these sales were approximately $23.4 million. The gain on sales of real estate was approximately $4.2 million.


8.    SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                                                     Nine Months Ended
                                                                            ---------------------------------
                                                                            September 30,       September 30,
                                                                               1997                 1996
                                                                            ------------        ------------
Interest paid, net of capitalized interest.................................    $ 24,638           $  21,812
                                                                               ========           =========
Interest capitalized.......................................................    $    595           $     251
                                                                               ========           =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
 Distribution payable on Common Stock/units................................    $ 17,706           $  12,802
IN CONJUNCTION WITH THE PROPERTY ACQUISITIONS, THE FOLLOWING ASSETS
AND LIABILITIES WERE ASSUMED AND OPERATING PARTNERSHIP UNITS EXCHANGED:
 Purchase of real estate...................................................    $336,180           $ 178,817
  Accrued real estate taxes and security deposits..........................      (3,585)             (2,128)
  Mortgage loans...........................................................      (4,505)             (9,417)
  Promissory Notes ........................................................         ---              (9,919)
  Operating Partnerships units.............................................     (58,518)            (15,398)
                                                                               --------           ---------
                                                                               $269,572           $ 141,955
                                                                               ========           =========

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

     The Company has committed to the construction of 15 industrial properties and the expansion of three existing industrial properties. The estimated total costs are approximately $104.8 million.

10.   SUBSEQUENT EVENTS

     From October 1, 1997 to November 12, 1997, the Company acquired 114 industrial properties and two land parcels. The aggregate purchase price for these acquisitions totaled approximately $214.0 million, excluding costs incurred in conjunction with the acquisition of the properties.

     On October 15, 1997, the Company issued 5,400,000 shares of $.01 par value Common Stock (the "October 1997 Equity Offering"). The price per share was $33.40, resulting in gross offering proceeds of $180,360. Proceeds to the Company, net of underwriters' discount and total offering expenses, were approximately $177,210. The net proceeds from the October 1997 Equity Offering were used to pay down the 1996 Unsecured Acquisition Facility and fund properties subsequently acquired.

     On October 20, 1997, the Company and the Operating Partnership paid a third quarter 1997 distribution of 50.5 cents per common share/unit, totaling approximately $17.7 million.

     On October 28, 1997, the Company executed a distribution agreement with a group of agents pursuant to which the Company may issue from time to time, through the Operating Partnership, up to $300 million in the aggregate principal amount of medium-term notes due nine months or more from the date of issue. The Company has not yet issued any medium-term notes under this medium-term note program.

     In October 1997, the Company entered into two interest rate protection agreements. The first interest rate protection agreement has a notional value of $100,000, a settlement date of July 2, 1998 and a forward yield of 6.317% based on the 30-year treasury bond. The second interest rate protection agreement has a notional value of $100,000, a settlement date of July 2, 1998 and a forward yield of 6.037% based on the ten year treasury note. These interest rate protection agreements will be used to hedge the interest rate on an anticipated offering of unsecured debt.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


11.   PRO FORMA FINANCIAL INFORMATION

     Due to the acquisition of 233 properties between January 1, 1996 and September 30, 1997 and the issuance of the Series B Preferred Shares, the Series C Preferred Shares and the September 1997 Equity Offering, the historical results of operations are not indicative of future results of operations. The following Pro Forma Condensed Statements of Operations for the nine months ended September 30, 1997 and 1996 are presented as if such property acquisitions, the Series B Preferred Shares, Series C Preferred Shares and the September 1997 Equity Offering had occurred at January 1, 1996, and therefore include pro forma information. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1996, or to project results for any future period.



                  PRO FORMA CONDENSED STATEMENTS OF OPERATIONS



                                                                       Nine Months Ended
                                                             --------------------------------------
                                                             September 30, 1997  September 30, 1996
                                                             ------------------  ------------------
Total Revenues..............................................           $   167,722         $   150,815
Property Expenses...........................................               (44,644)            (44,839)
General and Administrative Expense..........................                (4,264)             (2,899)
Interest Expense............................................               (36,268)            (27,532)
Depreciation and Amortization...............................               (31,469)            (29,720)
                                                                  ------------------  ------------------
Income Before Gain on Dispostion
   of Interest Rate Protection Agreements, Gain on Sales
   of Real Estate, Minority Interest and Extraordinary
   Item.....................................................                51,077              45,825

Gain on Disposition of Interest Rate
   Protection Agreements....................................                 1,430                   -
Gain on Sales of Real Estate................................                 4,186               4,320
                                                                  ------------------  ------------------

Income Before Minority Interest
   and Extraordinary Loss...................................                56,693              50,145

Income Allocated to Minority Interest.......................                (5,371)              (4,571)
                                                                 ------------------  ------------------

Income Before Extraordinary Loss............................                51,322              45,574

Preferred Stock Dividends...................................               (12,738)            (12,738)
                                                                 ------------------  ------------------

Income Before Extraordinary loss Available
   to Common Stockholders...................................           $    38,584           $  32,836
                                                                 ================== ===================

Inocome Before Extraordinary Loss Available to
   Common Stockholders, Per Share...........................           $      1.26           $    1.08
                                                                 ================== ===================







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

RESULTS OF OPERATIONS

     At September 30, 1997, the Company owned 493 in-service properties with approximately 41.6 million square feet of gross leasable area ("GLA"), compared to 328 in-service properties with approximately 29.9 million square feet of GLA at September 30, 1996. The addition of 172 properties acquired or developed between October 1, 1996 and September 30, 1997 included the acquisitions of 165 properties comprising approximately 11.4 million square feet and the completed construction of seven properties containing a total of approximately 1.1 million square feet. The sales of seven properties comprised of approximately .8 million square feet were also completed between October 1, 1996 and September 30, 1997.

     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     Rental income and tenant recoveries and other income increased by $45.0 million or 44.3% due primarily to the properties acquired or developed after September 30, 1996. Revenues from properties owned prior to January 1, 1996, increased by approximately $1.4 million or 1.7% due to general rent increases.

     Interest income on U.S. Government securities in 1997 represents interest income earned on U.S. Government securities that are pledged as collateral to legally defease the Company's $300 million mortgage loan (the "1994 Defeased Mortgage Loan").

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $11.8 million or 40.4% due primarily to the properties acquired or developed after September 30, 1996. Expenses from properties owned prior to January 1, 1996, remained relatively unchanged.

     General and administrative expense increased by $1.4 million due primarily to the additional expenses associated with managing the Company's growing operations including additional professional fees relating to additional properties owned and additional personnel to manage and expand the Company's business.

     Interest expense increased by $13.2 million for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 due primarily to a higher average debt balance to fund the purchase of U.S. Government securities to legally defease the 1994 Defeased Mortgage Loan and to fund the acquisition of additional properties.

     Amortization of interest rate protection agreements and deferred financing costs decreased by $.3 million due primarily to an increase in the amortization period caused by an increase in the average maturity term of debt at September 30, 1997 compared to September 30, 1996.

     Depreciation and other amortization increased by $7.0 million due primarily to the additional depreciation and amortization related to the properties acquired or developed after September 30, 1996.

     The gain on disposition of interest rate protection agreements in 1997 represents the sale of the Company's interest rate protection agreements. The gain on disposition of interest rate protection agreements was approximately $1.4 million. The Company entered into a new interest rate protection agreement at a cost of approximately $.2 million with a notional value of $300 million which expires at the end of 1997. This new interest rate protection agreement effectively limits the interest rate on the 1994 Defeased Mortgage Loan to 7.2%.

     The $4.2 million gain on sales of properties resulted from the sales of two properties located in Atlanta, Georgia, three properties located in Nashville, Tennessee, one property located in Maryland Heights, Missouri and a land parcel located in Lorain County, Ohio. Gross proceeds from these sales were approximately $23.4 million.

     The $12.6 million extraordinary loss in 1997 consists of a prepayment fee on the 1994 Defeased Mortgage Loan and the write-off of unamortized deferred financing fees, legal costs and other expenses incurred in committing to retire the 1994 Defeased Mortgage Loan and in retiring the Company's $309.8 million unsecured loan from an institutional investor (the "Defeasance Loan").

     COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     Rental income and tenant recoveries and other income increased by $15.8 million or 43.8%, due primarily to the properties acquired or developed after September 30, 1996. Revenues from properties owned prior to July 1, 1996, increased by approximately $.8 million or 2.6% due to general rent increases which were partially offset by a decrease in tenant recovery income charges due to a decrease in property expenses incurred for the three months ended September 30, 1997.

     Interest income on U.S. Government securities for 1997 represents interest income earned on U.S. Government securities that are pledged as collateral to legally defease the 1994 Defeased Mortgage Loan.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $3.4 million or 33.3% due primarily to the properties acquired or developed after September 30, 1996. Expenses from properties owned prior to July 1, 1996, decreased by approximately $.1 million or 1.6% due to a decrease in utilities and insurance expenses in the majority of the Company's geographical markets.

     General and administrative expense increased by $.6 million due primarily to the additional expenses associated with managing the Company's growing operations including additional professional fees relating to additional properties owned and additional personnel to manage and expand the Company's business.

     Interest expense increased by $5.9 million for the three month period ended September 30, 1997 compared to the three month period ended September 30, 1996 due primarily to a higher average debt balance to fund the purchase of U.S. Government securities to legally defease the 1994 Defeased Mortgage Loan and to fund the acquisition of additional properties.

     Amortization of interest rate protection agreements and deferred financing costs decreased by $.1 million due primarily to an increase in the amortization period caused by an increase in the average maturity term of debt at September 30, 1997 compared to September 30, 1996.

     Depreciation and other amortization increased by $2.7 million due primarily to the additional depreciation and amortization related to the properties acquired after September 30, 1996.

     The $.2 million gain on sales of properties resulted from the sale of one property located in Maryland Heights, Missouri and a parcel of land located in Lorain County, Ohio. Gross proceeds from this sale were approximately $1.5 million.

     LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company's unrestricted cash and cash equivalents was $3.9 million and restricted cash was $8.7 million. Included in restricted cash are reserves required to be set aside under certain of the Company's loans for payments of security deposit refunds, tenant improvements, capital expenditures, interest, real estate taxes, insurance and potential
environmental costs.   A portion of the cash reserve relating to payments for
potential environmental costs was established at the closing of the 1994 Mortgage Loan and is distributed to the Company as such expenditures are made, and it is not required to be replenished to its original level. The portion of the cash reserve on the 1994 Defeased Mortgage Loan relating to payments for tenant improvements, capital expenditures, interest, real estate taxes and insurance is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserve relating to payments for capital expenditures, interest, real estate taxes and insurance on the Company's $40 million mortgage loan (the "1995 Mortgage Loan") is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserve relating to security deposit refunds on the 1995 Mortgage Loan is adjusted as tenants turn over.

     Net cash provided by operating activities was $67.9 million for the nine months ended September 30, 1997 compared to $46.1 million for the nine months ended September 30, 1996. This increase is due primarily to an increase in net operating income due to the operations of properties acquired or developed after September 30, 1996.

     Net cash used in investing activities increased to $303.0 million from $161.8 million due primarily to an increase in the acquisition of properties which was partially offset by the proceeds from the sale of six properties and a parcel of land.

     Net cash provided by financing activities increased to $231.3 million for the nine months ended September 30, 1997 from $111.4 million for the nine months ended September 30, 1996 due to the sale of preferred stock and senior unsecured debt and an increase in borrowings under the Company's $200 million revolving credit facility (the "1996 Unsecured Acquisition Facility") during the nine months ended September 30, 1997. These proceeds were partially offset by an increase in dividends and distributions for the nine months ended September 30, 1997 due to the issuance of additional common shares and First Industrial, L.P. partnership units after September 30, 1996 and an increase in per common share/unit distributions as well as the purchase of $300 million of U.S. Government securities that were used to legally defease the 1994 Defeased Mortgage Loan.

     Funds from operations for the nine months ended September 30, 1997 was $65.1 million, as compared to $42.4 million for the nine months ended September 30, 1996, as a result of the factors discussed in the analysis of operating results above. Management considers funds from operations to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITs, and it is presented to assist investors in analyzing the performance of the Company. In accordance with the National Association of Real Estate Investment Trusts' definition of funds from operations, the Company calculates funds from operations to be equal to net income, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, excluding amortization of deferred financing costs and interest rate protection agreements, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends and distributions. Funds from operations should not be considered as a substitute for net income as a measure of results of operations or for cash flow from operating activities calculated in accordance with generally accepted accounting principles as a measure of liquidity. Funds from operations as calculated by the Company may not be comparable to similarly titled, but differently calculated, measures of other REITs.

  The following is a reconciliation of net income to funds from operations:


                                  Nine Months Ended          Nine Months Ended
                                  September 30, 1997         September 30, 1996
                                  ------------------        -------------------
Net Income Available to
 Common Stockholders.............          $27,402                       $23,359
Adjustments:
 Depreciation and Other
  Amortization....................          27,274                        20,376
Extraordinary Items...............          12,563                           821
Minority Interest.................           3,502                         2,164
Gain on Sales of Properties.......          (4,186)                       (4,320)
Gain on disposition of IRPA.......          (1,430)                          ---
                                   ---------------                --------------
   Funds From Operations..........         $65,125                       $42,400
                                   ===============                ==============

     The ratio of earnings to fixed charges and preferred stock dividends was
1.83 for the nine months ended September 30, 1997 compared to 1.80 for the nine months ended September 30, 1996. The increase is primarily due to increased net operating income as discussed in the "Results of Operations" above.

     Between January 1, 1997 and September 30, 1997, the Company purchased 115 industrial properties comprising approximately 8.6 million square feet and several land parcels, for an aggregate purchase price of approximately $336.2 million. The acquisition activity was financed with borrowings under the 1996 Unsecured Acquisition Facility, the issuance of approximately 2,000,000 Operating Partnership units and $4.5 million of indebtedness assumed in connection with property acquisitions.

     The Company has committed to the construction of 15 industrial properties and the expansion of three existing industrial properties. The estimated total costs are approximately $104.8 million. These developments are expected to be funded with cash flow from operations as well as borrowings under the Company's 1996 Unsecured Acquisition Facility.

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

     On May 22, 1997, the Company, through the Operating Partnership issued $100 million of senior unsecured debt which matures on May 15, 2011 (the "2011 Notes"). The 2011 Notes bear a coupon interest rate of 7.375%. Interest is paid semi-annually in arrears on May 15 and November 15. The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004 (the "Put Option"). The Operating Partnership received approximately $1.7 million from the holder of the 2011 Notes as consideration for this Put Option. The Operating Partnership will amortize the Put Option proceeds over the life of the Put Option as an adjustment to interest expense. The issue price of the 2011 Notes was 99.348%. The Operating Partnership also entered into an interest rate protection agreement which was used to hedge the interest rate on the 2011 Notes. Including the impact of the offering discount, the consideration from the Put Option and the interest rate protection agreement, the Operating Partnership's effective interest rate on the 2011 Notes is 7.18%.

     In September 1997, the company entered into an interest rate protection agreement with a notional value of $100,000, a settlement date of January 2, 1998 and a forward yield of 6.13% based on the ten year treasury note. This interest rate protection agreement will be used to hedge the interest rate on an anticipated offering of unsecured debt. In October 1997, the Company entered into two interest rate protection agreements. The first interest rate protection agreement has a notional value of $100,000, a settlement date of July 2, 1998 and a forward yield of 6.317% based on the 30-year treasury bond. The second interest rate protection agreement has a notional value of $100,000, a settlement date of July 2, 1998 and a forward yield of 6.037% based on the ten year treasury note. These interest rate protection agreements will be used to hedge the interest rate on an anticipated offering of unsecured debt.

     On October 28, 1997, the Company executed a distribution agreement with a group of agents pursuant to which the Company may issue from time to time, through First Industrial, L.P., up to $300 million in the aggregate principal amount of medium-term notes, due nine months or more from the date of issue. The Company has not yet issued any medium-term notes under this medium-term note program.

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

     On June 6, 1997, the Company issued 2,000,000 Depositary Shares, each representing 1/100 of a share of the Company's 8 5/8% Series C Cumulative Preferred Stock (the "Series C Preferred Shares"), at an initial offering price of $25 per Depositary Share. Dividends on the Series C Preferred Shares represented by the Depositary Shares are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series C Preferred Shares rank senior to payments on the Company's Common Stock and pari passu with the Company's Series A Cumulative Preferred Stock and Series B Cumulative Preferred Stock. The Series C Preferred Shares are not redeemable prior to June 6, 2007. On or after June 6, 2007, the Series C Shares are redeemable for cash at the option of the Company, or in whole in or part, at a redemption price equivalent to $25 per Depositary Share, or $50.0 million in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series C Preferred Shares have no stated maturity and are not convertible into any other securities of the Company.

     On September 4, 1997, the Board of Directors of the Company declared a dividend distribution of one Preferred Share Purchase Right ("Right") for each outstanding share of common stock, par value $.01 per share, of the Company (the "Common Stock"). The dividend distribution was made on October 20, 1997 to stockholders of record as of the close of business on October 19, 1997. In addition, a Right will attach to each share of Common Stock issued in the future. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Junior Participating Preferred Stock (the "Junior Preferred Stock"), at a price of $125 per one one-hundredth of a share (the "Purchase Price"), subject to adjustment. The Rights become exercisable only if a person or group of affiliated or associated persons (an "Acquiring Person") acquires, or obtains the right to acquire, beneficial ownership of Common Stock or other voting securities ("Voting Stock") that have 15% or more of the voting power of the outstanding shares of Voting Stock, or if an Acquiring Person commences with or makes an announcement of an intention to make a tender offer or exchange offer to acquire beneficial ownership of Voting Stock that have 15% or more of the voting power of the outstanding shares of Voting Stock. The Rights will expire on October 19, 2007, unless redeemed earlier by the Company at $.001 per Right, or exchanged by the Company at an exchange ratio of one share of Common Stock per Right.

     In the event that a person becomes an Acquiring Person, each holder of a Right, other than the Acquiring Person, is entitled to receive, upon exercise,
(1) Common Stock having a value equal to two times the Purchase Price of the Right or (2) common stock of the acquiring company having a value equal to two times the Purchase Price of the Right.

     The Junior Preferred Stock ranks junior to all other series of the Company's preferred stock with respect to payment of dividends and as to distributions of assets in liquidation. Each share of Junior Preferred Stock has a quarterly dividend rate per share equal to the greater of $1.00 or 100 times the per share amount of any dividend (other than a dividend payable in shares of Common Stock or a subdivision of the Common Stock) declared on the Common Stock, subject to certain adjustments. In the event of liquidation, the holder of the Junior Preferred Stock is entitled to receive a preferred liquidation payment per share of $1.00 (plus accrued and unpaid dividends) or, if greater, an amount equal to 100 times the payment to be made per share of Common Stock, subject to certain adjustments.

     On September 16, 1997, the Company issued 637,440 shares of $.01 par value Common Stock (the "September 1997 Equity Offering"). The price per share in the September 1997 Equity Offering was $31.38, resulting in gross offering proceeds of $20,000. Proceeds to the Company, net of underwriters' discount and total offering expenses, were approximately $18,900. The net proceeds from the September 1997 Equity Offering were used to pay down the 1996 Unsecured Acquisition Facility.

     Under the Company's 1997 Stock Incentive Plan, the Company has reserved 1,500,000 shares of Common Stock to issue to its officers, employees and Directors of the Company. On September 30, 1997, the Company awarded 67,896 shares of restricted Common Stock which had a fair value at the date of grant of $2,062. Sale of the restricted Common Stock is restricted for a period from two to ten years from the date of grant. Compensation expense will be charged to earnings over the restriction period beginning October 1, 1997.

     On October 15, 1997, the Company issued 5,400,000 shares of $.01 par value Common Stock (the "October 1997 Equity Offering"). The price per share was $ 33.40, resulting in gross offering proceeds of $180,360. Proceeds to the Company, net of underwriters' discount and total offering expenses, were approximately $177,210. The net proceeds from the October 1997 Equity Offering were used to pay down the 1996 Unsecured Acquisition Facility and fund properties subsequently acquired.

     On January 20, 1997, the Company and the Operating Partnership paid a fourth quarter 1996 distribution of 50.5 cents per common share/unit, totaling approximately $16.3 million. On April 21, 1997, the Company and Operating Partnership paid a first quarter 1997 distribution of 50.5 cents per common share/unit, totaling approximately $16.9 million. On July 21, 1997, the Company and the Operating Partnership paid a second quarter 1997 distribution of 50.5 cents per common share/unit, totaling approximately $17.2 million. On October 20, 1997, the Company and the Operating Partnership paid a third quarter 1997 distribution of 50.5 cents per common share/unit, totaling approximately $17.7 million.

     On March 31, 1997, the Company paid a first quarter preferred stock dividend of 59.375 cents per share on its Series A Cumulative Preferred Stock, totaling approximately $1.0 million. On June 30, 1997, the Company paid a second quarter preferred stock dividend of 59.375 cents per share and period prorated dividend of 27.95 cents per despositary share on its Series A Cumulative Preferred Stock and Series B Cumulative Preferred Stock, respectively, totaling in the aggregate approximately $2.1 million. On September 30, 1997, the Company paid a third quarter preferred stock dividend of 59.375 cents per share and 54.6875 cents per depositary share on its Series A Cumulative Preferred Stock and Series B Cumulative Preferred Stock, respectively. On September 30, 1997, the Company paid a third quarter preferred stock dividend and a period prorated second quarter preferred stock dividend totaling, in the aggregate, 68.123 cents per depositary share on its Series C Cumulative Preferred Stock. The preferred stock dividends paid on September 30, 1997, totaled, in aggregate, approximately $4.5 million.

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

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company may finance the development or acquisition of additional properties through borrowings under the 1996 Unsecured Acquisition Facility. At September 30, 1997, borrowings under the 1996 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 6.63%. As of September 30, 1997, the Company had approximately $105.3 million available in additional borrowings under the 1996 Unsecured Acquisition Facility. While the Company may sell properties if property or market conditions make it desirable, the Company does not expect to sell assets in the foreseeable future to satisfy its liquidity requirements.

     OTHER

     In February of 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings per Share", effective for financial statements issued after December 15, 1997. The Company intends to adopt FAS 128 in fiscal year 1997 and will include the disclosure of earnings per share in accordance with FAS 128 in the 1997 year end financial statements. The Company has determined the financial impact to be immaterial for the nine months and three month periods ended September 30, 1997 and 1996.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 ("FAS 129"), "Disclosure of Information about Capital Structure," and is effective for periods ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure. The financial statements of the Company are prepared in accordance with the requirements of FAS No. 129.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, requires the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, "Elements of Financial Statements" as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has not yet determined its comprehensive income.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
 Exhibits

Exhibit No. Description
----------- -----------

    3.1     Amended and Restated Bylaws of First Industrial Realty
            Trust, Inc., dated September 4, 1997 (incorporated by reference to Exhibit 1 of Form 8-K dated September 4, 1997 as filed on September 29, 1997, File No. 1-13102).

    4.1 Supplemental Indenture No. 3 dated October 28, 1997 between the Company and First Trust National Association providing for the issuance of Medium-term Notes due Nine Months or More from Date of Issue (incorporated by reference to Exhibit 4 of Form 8-K dated November 3, 1997 as filed on November 3, 1997, File No. 333-21873).

    4.2     Rights Agreement between First Industrial Realty Trust,
            Inc. and First Chicago Trust Company of New York, dated September 16, 1997 (incorporated by reference to Exhibit 99.1 of Form 8-A12B as filed on September 24, 1997, File No. 1-13102).

    4.3     Articles Supplementary relating to First Industrial
            Realty Trust, Inc.'s Junior Participating Preferred Stock, $.01 par value, dated September 5, 1997 (incorporated by reference to Exhibit 4.10 of Form S-3 dated September 24, 1997, Registration No. 333-29879, File No. 1-13102).

   10.1 * Third Amendment of the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P.

   10.2 * Fourth Amendment of the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P.

   10.3 *   Fifth Amendment of the Fourth Amended and Restated
            Limited Partnership Agreement of First Industrial, L.P.

   10.4 *   Sixth Amendment of the Fourth Amended and Restated
            Limited Partnership Agreement of First Industrial, L.P.

   10.5 * Seventh Amendment of the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P.

   10.6 * Eighth Amendment of the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P.

   10.7 Distribution Agreement dated October 28, 1997 between the Company and J. P. Morgan Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, First Chicago Capital Market, Inc. and UBS Securities LLC (incorporated by reference to Exhibit 1 of Form 8-K dated November 3, 1997 as filed on November 3, 1997, File No. 333-21873.

   27   *   Financial Data Schedule

   * Filed herewith.

Reports on Form 8-K and Form 8-K/A:

      Report on Form 8-K dated June 30, 1997, as amended by the report on Form 8-KA No. 1 filed September 4, 1997, as further amended by the report on Form 8-K/A No. 2 filed October 16, 1997, relating to the acquisition of 68 properties, one parking lot and land parcels for future development. The reports included Combined Historical Statements of Revenues and Certain Expenses for the acquired properties and Pro Forma Statements of Operations for First Industrial Realty Trust, Inc.

      Report on Form 8-K filed as of September 11, 1997, dated September 5, 1997, relating to the declaration of a dividend distribution by the Board of First Industrial Realty Trust, Inc. (the "Company") of one Right for each outstanding share of Common Stock, par value $.01 per share, of the Company.

      Report on Form 8-K filed as of September 19, 1997, dated September 11, Agreement dated September 11, 1997 for 637,440 shares of the Company's Common Stock, par value $.01 per share.

      Report on Form 8-K filed as of September 29, 1997, dated September 4, 1997, relating to the Amended and Restated Bylaws of the Company dated September 4, 1997.


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



                                FIRST INDUSTRIAL REALTY TRUST, INC.

    Date:  November 13, 1997    By: /s/ Michael J. Havala
                                    ---------------------
                                    Michael J. Havala
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

    3.1     Amended and Restated Bylaws of First Industrial Realty
            Trust, Inc., dated September 4, 1997 (incorporated by reference to Exhibit 1 of Form 8-K dated September 4, 1997 as filed on September 29, 1997, File No. 1-13102).

    4.1 Supplemental Indenture No. 3 dated October 28, 1997 between the Company and First Trust National Association providing for the issuance of Medium-term Notes due Nine Months or More from Date of Issue (incorporated by reference to Exhibit 4 of Form 8-K dated November 3, 1997 as filed on November 3, 1997, File No. 333-21873).

    4.2     Rights Agreement between First Industrial Realty Trust,
            Inc. and First Chicago Trust Company of New York, dated September 16, 1997 (incorporated by reference to Exhibit 99.1 of Form 8-A12B as filed on September 24, 1997, File No. 1-13102).

    4.3     Articles Supplementary relating to First Industrial
            Realty Trust, Inc.'s Junior Participating Preferred Stock, $.01 par value, dated September 5, 1997 (incorporated by reference to Exhibit 4.10 of Form S-3 dated September 24, 1997, Registration No. 333-29879, File No. 1-13102).

   10.1 * Third Amendment of the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P.

   10.2 * Fourth Amendment of the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P.

   10.3 *   Fifth Amendment of the Fourth Amended and Restated
            Limited Partnership Agreement of First Industrial, L.P.

   10.4 *   Sixth Amendment of the Fourth Amended and Restated
            Limited Partnership Agreement of First Industrial, L.P.

   10.5 * Seventh Amendment of the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P.

   10.6 * Eighth Amendment of the Fourth Amended and Restated Limited Partnership Agreement of First Industrial, L.P.

   10.7 Distribution Agreement dated October 28, 1997 between the Company and J. P. Morgan Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, First Chicago Capital Market, Inc. and UBS Securities LLC (incorporated by reference to Exhibit 1 of Form 8-K dated November 3, 1997 as filed on November 3, 1997, File No. 333-21873.

   27   *   Financial Data Schedule

   * Filed herewith.