Form 10-K
period 1997-12-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 1998-03-24
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D C  20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from____to____

                         Commission File Number 1-13102

                       FIRST INDUSTRIAL REALTY TRUST, INC
             (Exact name of Registrant as specified in its Charter)

                   MARYLAND                                       36-3935116
       (State or other jurisdiction of                        (I R S  Employer
        incorporation or organization)                       Identification No )


311 S  WACKER DRIVE, SUITE 4000, CHICAGO, ILLINOIS                  60606
     (Address of principal executive offices)                     (Zip Code)

                                 (312) 344-4300
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                  COMMON STOCK
                                (Title of class)

                             NEW YORK STOCK EXCHANGE
                     (Name of exchange on which registered)
                    91/2% SERIES A CUMULATIVE PREFERRED STOCK

DEPOSITARY SHARES EACH REPRESENTING 1/100 OF A SHARE OF 8 3/4% SERIES B CUMULATIVE PREFERRED STOCK
DEPOSITARY SHARES EACH REPRESENTING 1/100 OF A SHARE OF  85/8% SERIES C CUMULATIVE PREFERRED STOCK
DEPOSITARY SHARES EACH REPRESENTING 1/100 OF A SHARE OF  7 95% SERIES D CUMULATIVE PREFERRED STOCK
DEPOSITARY SHARES EACH REPRESENTING 1/100 OF A SHARE OF  7 90% SERIES E CUMULATIVE PREFERRED STOCK

                                (Title of class)

                             NEW YORK STOCK EXCHANGE
                     (Name of exchange on which registered)

        Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
                                      ---  ---
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $1.2 billion based on the closing price on the New York Stock Exchange for such stock on March 16, 1998

At March 16, 1998, 36,551,087 shares of the Registrant's Common Stock, $ 01 par value, were outstanding

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 14, 1998

                       FIRST INDUSTRIAL REALTY TRUST, INC

                                TABLE OF CONTENTS



                                                                                                                PAGE
                                                                                                                ----
PART I


    Item 1  Business....................................................................................          3
    Item 2  The Properties..............................................................................          7
    Item 3  Legal Proceedings...........................................................................         23
    Item 4  Submission of Matters to a Vote of Security Holders.........................................         23



PART II


    Item 5  Market for Registrant's Common Equity and Related Stockholder Matters.......................         23
    Item 6. Selected Financial Data ....................................................................         23
    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.......         26
    Item 8. Financial Statements and Supplementary Data ................................................         34
    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.......         34



PART III


    Item 10.Directors and Executive Officers of the Registrant .........................................         34
    Item 11.Executive Compensation .....................................................................         34
    Item 12.Security Ownership of Certain Beneficial Owners and Management .............................         34
    Item 13.Certain Relationships and Related Transactions .............................................         34



PART IV

    Item 14.Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K........         35



SIGNATURES .............................................................................................         40

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. First Industrial Realty Trust, Inc. (the "Company") intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for industrial properties in the Company's current and proposed market areas and general accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission.

                                     PART I
ITEM 1.  BUSINESS
                                   THE COMPANY
      GENERAL

         First Industrial Realty Trust, Inc. and its subsidiary partnerships (the "Company") is a self-administered and fully integrated real estate company which owns, manages, acquires and develops industrial real estate. The Company completed its initial public offering in June 1994 (the "Initial Offering"). Upon consummation of the Initial Offering, the Company owned 226 bulk warehouse and light industrial properties which contained an aggregate of 17.4 million square feet of gross leasable area ("GLA"). As of December 31, 1997, the Company's portfolio consisted of 769 in-service bulk warehouse and light industrial properties containing approximately 56.6 million square feet of GLA located in 22 states.


         The Company's interests in its properties and land parcels are held through partnerships controlled by the Company, including First Industrial, L.P. (the "Operating Partnership"), of which the Company is the sole general partner, as well as, among others, First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P. (the "Mortgage Partnership"), First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership") and First Industrial Development Services, L.P., the sole general partner of each is a wholly-owned subsidiary of the Company, and the sole limited partner of each is the Operating Partnership.

         The Company's initial interest in the Operating Partnership was obtained in connection with the Initial Offering in exchange for the contribution of substantially all of the net proceeds thereof. Immediately prior to the Initial Offering, the Operating Partnership, which had previously been controlled by members of The Shidler Group, owned 23 properties. In connection with the Initial Offering, (1) entities affiliated with First Industrial Chairman of the Board Jay H. Shidler and other members of The Shidler Group contributed to the Operating Partnership 30 additional properties and the assets of certain property management operations and received $3.2 million in cash and ownership of 2,306,399 shares of the Company's common stock and 830,017 limited partnership interests in the Operating Partnership ("Units") having an aggregate value of $73.7 million (based on the initial public offering price of $23.50) and the assumption by the Operating Partnership of $107.4 million of indebtedness owed to affiliates of Jay H. Shidler and other members of The Shidler Group, (2) businesses of which First Industrial Executive Officers Michael G. Damone and Anthony Muscatello, and former Senior Regional Director Steven B. Hoyt were principals, contributed to the Operating Partnership 97 properties in the Detroit, central Pennsylvania and Minneapolis/St. Paul areas, respectively, and certain property management operations (such businesses, together with The Shidler Group, the "Contributing Businesses") and received $3.9 million in cash, 475,710 Units having a value of $11.2 million (based on the initial public offering price of $23.50) and the assumption of $131.4 million of indebtedness, (3) the Company and the Operating Partnership contributed a portion of the net proceeds of the Initial Offering to the Financing Partnership, (4) the Financing Partnership entered into a $300 million mortgage loan and (5) the Operating Partnership and the Financing Partnership acquired 76 additional properties from unaffiliated third parties.

         First Industrial Realty Trust, Inc. is a Maryland corporation organized on August 10, 1993, and is a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code").

         The Company is continuing and expanding the midwestern industrial property business of The Shidler Group, a national organization with over 20 years experience in the industrial real estate business. The Company utilizes an operating approach which combines the effectiveness of locally based, or decentralized, property management, acquisition and development functions with the cost efficiencies of centralized acquisition and development support, capital markets expertise, asset management and fiscal control systems. At March 16, 1998, the Company had 298 employees.

         The Company has grown and will seek to continue to grow through the acquisition of additional industrial properties and businesses, and through the development, primarily on a pre-leased basis, of build-to-suit properties.

      BUSINESS OBJECTIVES AND GROWTH PLANS

                  The Company's fundamental business objective is to maximize the total return to its stockholders through increases in per share distributions and increases in the value of the Company's properties and operations. The Company's growth plan includes the following elements:

o Internal Growth. The Company seeks to grow internally by (i) increasing revenues by renewing or re-leasing spaces subject to expiring leases at higher rental levels; (ii) increasing occupancy levels at properties where vacancies exist and maintaining occupancy elsewhere; (iii) controlling and minimizing operating expenses; and (iv) renovating existing properties.

o External Growth. The Company seeks to grow externally through (i) the acquisition of portfolios of industrial properties, industrial property businesses or individual properties which meet the Company's investment parameters; (ii) the development of primarily build-to-suit properties; and (iii) the expansion of its properties.

      BUSINESS STRATEGIES

                  The Company utilizes the following seven strategies in connection with the operation of its business:

o Organization Strategy. The Company implements its decentralized property operations strategy through the use of experienced regional management teams and local property managers. Each operating region is headed by a senior regional director, who is a senior executive officer of, and has an equity interest in, the Company. The Company provides acquisition, development and financing assistance, asset management oversight and financial reporting functions from its headquarters in Chicago to support its regional operations. The Company believes the size of its portfolio enables it to realize operating efficiencies by spreading overhead over many properties and by negotiating quantity purchasing discounts.

o Market Strategy. The Company invests in markets where it can achieve size and economies of scale. Based on the size of its portfolios in its current markets, which as of December 31, 1997 averaged approximately
         2.4 million square feet per market, and the experience of its senior regional directors, the Company believes that it has sufficient market presence and resources to compete effectively. As of December 31, 1997, the Company owned portfolios in the metropolitan areas of Atlanta, Georgia; Chicago, Illinois; Cincinnati, Ohio; Cleveland, Ohio; Columbus, Ohio; Dallas, Texas; Dayton, Ohio; Denver, Colorado; Des Moines, Iowa; Detroit, Michigan; Grand Rapids, Michigan; Houston, Texas; Indianapolis, Indiana; Milwaukee, Wisconsin; Minneapolis/St. Paul, Minnesota; Nashville, Tennessee; New Orleans, Louisiana; Phoenix, Arizona; Salt Lake City, Utah; St. Louis, Missouri and Tampa, Florida, as well as the regional areas of Central Pennsylvania, Long Island, New York and New Jersey.

o Leasing and Marketing Strategy. The Company has an operational management strategy designed to enhance tenant satisfaction and portfolio performance. The Company pursues an active leasing strategy, which includes aggressively marketing available space, renewing existing leases at higher rents per square foot and seeking leases which provide for the pass-through of property-related expenses to the tenant. The Company also has local and national marketing programs which focus on the business and brokerage communities and national tenants.

o Acquisition Strategy. The Company's acquisition strategy is to acquire properties in its current markets to capitalize on local market expertise and maximize operating effectiveness and efficiencies and, as appropriate opportunities arise, acquire additional properties in other markets where it can achieve sufficient size and scale, as well as hire top-quality management.

o Development Strategy. Of the 769 properties in the Company's portfolio at December 31, 1997, 197 have been developed by its current or former management. The Company will continue to leverage the development capabilities of its management, many of whom are leading developers in their respective markets. In 1996, the Company formed a new subsidiary ("First Industrial Development Services, L.P.") to focus on development activities.

o Disposition Strategy. The Company continually evaluates local market conditions and property-related factors and will sell a property when it believes it is to the Company's advantage to do so.

o Financing Strategy. The Company believes that the size of its portfolio, the diversity of its properties and tenants and the financial strength of the Company allow it access to the public capital markets which are not generally available to smaller, less diversified property owners because of the portfolio size and diversity requirements.

      RECENT DEVELOPMENTS

         In 1997, the Company acquired or completed development of 399 properties and two expansions for a total estimated investment of approximately $912.6 million ($115.2 million of which was issued as partnership Units) to expand the in-service portfolio by 73 percent. The Company also sold ten in-service properties, one property under redevelopment and several parcels of land for approximately $33.7 million of gross proceeds. At December 31, 1997, the Company owned 769 in-service properties containing approximately 56.6 million square feet.

         The Company improved its capital structure through the following activities:

o The Company legally defeased the $300.0 million mortgage loan (the "1994 Defeased Mortgage Loan") in April 1997 and subsequently paid off and retired the 1994 Defeased Mortgage Loan on January 2, 1998.

o The Company continued to pay down and retire secured debt and replace it with senior unsecured debt at lower interest rates.

o The Company issued senior unsecured debt, through the Operating Partnership, with staggered maturity dates. During 1997, the Company, through the Operating Partnership, issued $650.0 million of senior unsecured debt with maturity dates ranging from 2005 to 2027.

o The Company terminated its $200.0 million unsecured revolving credit facility (the "1996 Unsecured Acquisition Facility") and entered into a $300.0 million unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility"). The 1997 Unsecured Acquisition Facility initially bears interest at the London Interbank Offered Rate ("LIBOR") plus .80% which is .20% less than the 1996 Unsecured Acquisition Facility for LIBOR borrowings.

o The Company issued preferred stock. On May 14, 1997, the Company issued 4,000,000 depositary shares, representing 1/100th of a share of the Company's 8 3/4%, $.01 par value, Series B Cumulative Preferred Stock, at an initial offering price of $25 per depositary share, which resulted in gross proceeds of $100.0 million. On June 6, 1997, the Company issued 2,000,000 depositary shares, representing 1/100th of a share of the Company's 85/8%, $.01 par value, Series C Preferred Stock, at an initial offering price of $25 per depositary share which resulted in gross proceeds of $50.0 million.

o    The Company issued common stock and the Operating Partnership issued
     Units. The Company issued 637,440 shares of $.01 par value common stock on September 16, 1997, at an initial offering price of $31.375 per share which resulted in gross proceeds of $20.0 million. On October 15, 1997, the Company issued 5,400,000 shares of $.01 par value common stock at an initial offering price of $33.40 per share which resulted in gross proceeds of $180.4 million. In 1997, the Operating Partnership issued, in the aggregate, Units valued at approximately $115.2 million.

         During the period January 1, 1998 through March 16, 1998, the Company purchased 56 properties containing an aggregate of 2.9 million square feet of GLA for approximately $103.4 million, or $36.20 per square foot. The purchase price consisted of approximately $101.5 million cash and Units valued at approximately $1.9 million.

         On January 27, 1998, the Company registered approximately $789.2 million of common stock, preferred stock and depositary shares and $400.0 million of debt securities.

         On February 4, 1998, the Company issued 5,000,000 Depositary shares, each representing 1/100th of a share of the Company's 7.95%, $.01 par value, Series D Cumulative Preferred Stock at an initial offering price of $25 per Depositary Share, which resulted in gross proceeds of $125.0 million.

         On March 18, 1998, the Company issued 3,000,000 Depositary shares, each representing 1/100th of a share of the Company's 7.90%, $.01 par value, Series E Cumulative Preferred Stock at an initial offering price of $25 per Depositary Share, which resulted in gross proceeds of $75.0 million.

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

                                    INDUSTRY

         Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output. Historically, occupancy rates for industrial property in the United States have been higher than those for other types of commercial property. The Company believes that the higher occupancy rate in the industrial property sector is a result of the construction-on-demand nature of, and the comparatively short development time required for, industrial property. The following table summarizes the occupancy rates by region for industrial properties for the past five years:




                   INDUSTRIAL SPACE OCCUPANCY RATES BY REGION

                                                    DECEMBER 31,
                                ----------------------------------------------------
REGION                          1993        1994        1995        1996        1997
------                          ----        ----        ----        ----        ----
Midwest .................       92.8%       93.9%       95.1%       94.3%       93.3%
East ....................       91.6        91.7        92.1        91.6        90.4
South ...................       91.4        91.7        90.9        90.5        90.4
West ....................       91.0        92.5        93.0        93.3        91.7
United States ...........       91.7        92.6        93.1        92.7        91.6

-----------
Source:  CB Commercial Real Estate Group, Inc.

ITEM 2.  THE PROPERTIES

      GENERAL

         At December 31, 1997, First Industrial owned 769 in-service properties containing approximately 56.6 million square feet of GLA in 22 states, with a diverse base of more than 2,500 tenants engaged in a wide variety of businesses, including manufacturing, retailing, wholesale trade, distribution and professional services. The properties are generally located in business parks which have convenient access to interstate highways and rail and air transportation. The median age of the properties as of December 31, 1997 was approximately 13 years.

         The Company classifies its properties into two industrial categories: bulk warehouse and light industrial. The Company's bulk warehouse properties are generally used for bulk storage of materials and manufactured goods and its light industrial properties are generally used for the design, assembly, packaging and distribution of goods and, in some cases, the provision of services. Each of the properties is wholly owned by the Company. The following table summarizes certain information as of December 31, 1997 with respect to the Company's properties. Information in the table excludes properties under development at December 31, 1997.

                                PROPERTY SUMMARY



                                            BULK WAREHOUSE              LIGHT INDUSTRIAL                    TOTAL
                                   -----------------------------  ---------------------------   ----------------------------
  METROPOLITAN/                                       NUMBER OF                    NUMBER OF                      NUMBER OF
  REGIONAL AREA                        GLA            PROPERTIES      GLA          PROPERTIES      GLA            PROPERTIES
------------------                 -----------        ----------  -----------      ----------   ---------         ----------
Atlanta                             3,446,535             18        575,256             11      4,021,791             29
Central Pennsylvania                3,397,351             18        844,207             15      4,241,558             33
Chicago                             3,969,361             25      1,647,151             21      5,616,512             46
Cincinnati                            951,080              3        681,375              6      1,632,455              9
Cleveland                                  --             --        355,141              8        355,141              8
Columbus                            1,608,804              4         56,849              1      1,665,653              5
Dallas                              1,088,017             10        482,313             10      1,570,330             20
Dayton                                     --             --        322,746              6        322,746              6
Denver                                     --             --      3,651,688             95      3,651,688             95
Des Moines                            879,043              5         54,000              1        933,043              6
Detroit                             2,852,057             59      2,450,870             59      5,302,927            118
Grand Rapids                        2,786,591             22         40,400              3      2,826,991             25
Houston                             1,959,956             17        514,064              7      2,474,020             24
Indianapolis                        2,249,853              8      1,588,319             29      3,838,172             37
Long Island                           924,385              8      2,507,387             42      3,431,772             50
Milwaukee                                  --             --        464,292             10        464,292             10
Minneapolis/St  Paul                1,864,987             16      3,241,993             45      5,106,980             61
Nashville                           1,299,040              7        480,118              8      1,779,158             15
New Jersey                            344,176              3      1,567,596             47      1,911,772             50
New Orleans                                --             --        557,453             15        557,453             15
Phoenix                                    --             --        535,394              5        535,394              5
Salt Lake City                             --             --        498,233             36        498,233             36
St. Louis                             978,321             14        420,827              4      1,399,148             18
Tampa                                 153,377              2        919,841             28      1,073,218             30
Other (a)                             837,055              8        520,204             10      1,357,259             18
                                   ----------     ----------     ----------     ----------     ----------          -----
Total                              31,589,989            247     24,977,717            522     56,567,706            769
                                   ==========     ==========     ==========     ==========     ==========          =====
                                                 TOTAL
                                     -------------------------------
                                                        GLA AS A %
                                       OCCUPANCY         OF TOTAL
                                      AT 12/31/97       PORTFOLIO
                                     -------------     -------------
Atlanta                                    91%              7%
Central Pennsylvania                      100%              7%
Chicago                                    94%             10%
Cincinnati                                 90%              3%
Cleveland                                  67%              1%
Columbus                                   99%              3%
Dallas                                     99%              3%
Dayton                                     98%              1%
Denver                                     94%              7%
Des Moines                                100%              2%
Detroit                                    97%              9%
Grand Rapids                               96%              5%
Houston                                    99%              4%
Indianapolis                               97%              7%
Long Island                                94%              6%
Milwaukee                                  98%              1%
Minneapolis/St  Paul                       96%              9%
Nashville                                  99%              3%
New Jersey                                 95%              3%
New Orleans                                89%              1%
Phoenix                                   100%              1%
Salt Lake City                             88%              1%
St. Louis                                  94%              2%
Tampa                                      93%              2%
Other (a)                                  99%              2%
                                                    ----------

Total                                      96%            100%
                                                   ==========



(a) Properties are located in Denton and Abilene, Texas; Wichita, Kansas; West Lebanon, New Hampshire; Green Bay, Wisconsin; Shreveport and Baton Rouge, Louisiana and Clarion, Iowa

PROPERTY ACQUISITION ACTIVITY

         During 1997, the Company completed 56 separate property acquisition transactions totaling approximately 22 9 million square feet of GLA at a total purchase price of approximately $862 4 million, or $37 68 per square foot The 389 properties acquired have the following characteristics:

                                                                           OCCUPANCY
METROPOLITAN AREA        GLA                  PROPERTY TYPE               AT 12/31/97   ACQUISITION DATE
------------------   ------------   ------------------------------------  -----------  ------------------
Indianapolis, IN        482,400             Bulk Warehouse                    100%     January 9, 1997
Long Island, NY       2,733,751     Bulk Warehouse/Light Industrial            94%     January 31, 1997
Dayton, OH               58,746            Light Industrial                   100%     February 20, 1997
York, PA                312,500             Bulk Warehouse                    100%     March 17, 1997
Detroit, MI             179,400             Bulk Warehouse                     99%     March 21, 1997
Mechanicsburg, PA       162,500            Light Industrial                   100%     March 24, 1997
Buffalo Grove, IL        84,956            Light Industrial                   100%     March 28, 1997
New Brighton, MN        112,082            Light Industrial                   100%     March 31, 1997
Brooklyn Park, MN        79,675            Light Industrial                    82%     March 31, 1997
Minneapolis, MN          49,190            Light Industrial                   100%     April 3, 1997
Columbus, OH            243,000             Bulk Warehouse                     93%     April 4, 1997
Alsip, IL               320,171             Bulk Warehouse                     97%     May 29, 1997
West Allis, WI           92,815            Light Industrial                   100%     June 2, 1997
Mechanicsburg, PA       178,600             Bulk Warehouse                    100%     June 2, 1997
Wauwatosa, WI            25,150            Light Industrial                   100%     June 5, 1997
Green Bay, WI            25,254            Light Industrial                   100%     June 13, 1997
LaGrange, IL             59,075            Light Industrial                   100%     June 20, 1997
Wauwatosa, WI            39,800            Light Industrial                   100%     June 26, 1997
Elk Grove, IL           212,040            Light Industrial                   100%     June 30, 1997
New Jersey              697,778     Bulk Warehouse/Light Industrial            96%     June 30, 1997
Oakland, NJ              52,402            Light Industrial                   100%     July 11, 1997
New Jersey               75,000            Light Industrial                    93%     July 18, 1997
Indianapolis, IN        161,539            Light Industrial                   100%     July 30, 1997
New Jersey              458,666            Light Industrial                    98%     July 31, 1997
New Jersey              110,000            Light Industrial                   100%     August 1, 1997
Polk, IA                 54,000            Light Industrial                   100%     August 29, 1997
New Jersey              118,750            Light Industrial                    96%     August 29, 1997
New Jersey              117,108            Light Industrial                   100%     August 29, 1997
Independence, OH        169,116            Light Industrial                    92%     September 19, 1997
Taylor, MI              102,400             Bulk Warehouse                    100%     September 23, 1997
Indianapolis, IN        353,000            Light Industrial                   100%     September 23, 1997
Atlanta, GA              97,518             Bulk Warehouse                    100%     September 26, 1997
Hazelwood, MO            35,114            Light Industrial                   100%     September 30, 1997
Florence, KY            570,000            Light Industrial                   100%     September 30, 1997
Cleveland, OH            51,525            Light Industrial                   100%     October 1, 1997
Ford City, IL           563,458     Bulk Warehouse/Light Industrial            68%     October 11, 1997
Nashville, TN           480,118            Light Industrial                    96%     October 17, 1997
Hicksville, NY           68,635            Light Industrial                    89%     October 23, 1997
Ford City, IL           391,470     Bulk Warehouse/Light Industrial            93%     October 23, 1997
Cleveland, OH            32,000            Light Industrial                   100%     October 28, 1997
Denver, CO            3,573,495            Light Industrial                    94%     October 30, 1997
Eden Prairie, MN         89,456            Light Industrial                   100%     October 31, 1997
Indianapolis, IN        100,000             Bulk Warehouse                     92%     November 19, 1997
Denver, CO               71,344            Light Industrial                   100%     December 4, 1997
New Jersey              175,820     Bulk Warehouse/Light Industrial            79%     December 5, 1997
Phoenix, AZ             437,342            Light Industrial                   100%     December 5, 1997
Hicksville, NY          100,000            Light Industrial                   100%     December 9, 1997
Multiple Markets(a)   4,751,077     Bulk Warehouse/Light Industrial            98%     December 9, 1997
Tampa, FL               919,841     Bulk Warehouse/Light Industrial            92%     December 11, 1997
Phoenix, AZ              98,052            Light Industrial                   100%     December 19, 1997
Salt Lake City, UT      498,233            Light Industrial                    88%     December 23, 1997
Denver, PA              623,832             Bulk Warehouse                    100%     December 23, 1997
Houston, TX             346,819            Light Industrial                    95%     December 23, 1997
Hilliard, OH            255,470             Bulk Warehouse                    100%     December 29, 1997
Hauppauge, NY            21,900            Light Industrial                     0%     December 29, 1997
Ronkonkoma, NY          613,040            Light Industrial                    94%     December 29, 1997
                   ------------
          Total      22,886,423
                   ============

(a) Markets include Dallas and Houston, Texas; New Orleans, Louisiana; Tampa, Florida and Atlanta, Georgia

PROPERTY DEVELOPMENT ACTIVITY

         During 1997, the Company completed ten developments and two expansions totaling approximately 1.7 million square feet of GLA at a total cost of approximately $50.2 million, or $28.88 per square foot The developed properties have the following characteristics:

                                                                         OCCUPANCY
   METROPOLITAN AREA                GLA          PROPERTY TYPE          AT 12/31/97   COMPLETION DATE
-----------------------------  ---------------   --------------         -----------  ------------------
Middleton, PA                     216,387        Bulk Warehouse             100%     March 1, 1997
Livonia, MI                       140,365        Bulk Warehouse             100%     March 1, 1997
Atlanta, GA                       181,200        Bulk Warehouse             (a)      March 10, 1997
Grand Rapids, MI                   17,000(b)     Bulk Warehouse             100%     April 1, 1997
Indianapolis, IN                   10,000        Bulk Warehouse             100%     April 1, 1997
Middleton, PA                     321,333        Bulk Warehouse             100%     June 1, 1997
Livonia, MI                       127,800        Bulk Warehouse             100%     November 21, 1997
Shreveport, LA                    250,000        Bulk Warehouse             100%     December 1, 1997
Atlanta, GA                        24,660(b)     Light Industrial           100%     December 8, 1997
St  Louis, MO                     178,800        Bulk Warehouse             100%     December 12, 1997
Clarion, IA                       126,900        Bulk Warehouse             100%     December 16, 1997
Livonia, MI                       145,232        Bulk Warehouse             100%     December 31, 1997
                              -----------
                      Total     1,739,677
                              ===========

(a) Property was sold on June 30, 1997
(b) Expansion

         At December 31, 1997, the Company had 12 projects under development, with an estimated completion GLA of 2.5 million square feet and an estimated completion cost of approximately $90.4 million

      PROPERTY SALES

         During 1997, the Company sold ten in-service properties totaling approximately .8 million square feet of GLA, one property held for redevelopment and several land parcels Total gross sales proceeds approximated $33.7 million The in-service properties sold have the following characteristics:


 METROPOLITAN AREA              GLA        PROPERTY TYPE            SALE DATE
--------------------         ---------    ----------------    -------------------
Atlanta, GA                   202,880      Bulk Warehouse      June 30, 1997
Atlanta, GA                   181,200      Bulk Warehouse      June 30, 1997
Nashville, TN(a)              227,267      Light Industrial    June 30, 1997
Maryland Heights, MO           42,090      Light Industrial    September 16, 1997
Farmington Hills, MI           17,564      Bulk Warehouse      October 29, 1997
Troy, MI                       54,675      Light Industrial    December 15, 1997
Plymouth, MI                   27,990      Light Industrial    December 18, 1997
Maryland Heights, MO           31,484      Bulk Warehouse      December 22, 1997
                           ----------
                    Total     785,150
                           ==========

(a)  Comprised of three properties


      PROPERTY ACQUISITIONS SUBSEQUENT TO YEAR END

         During the period January 1, 1998 through March 16, 1998, the Company completed 12 separate property transactions totaling approximately 2.9 million square feet of GLA for approximately $103.4 million, or $36.20 per square foot, with the following characteristics:


METROPOLITAN AREA     GLA                PROPERTY TYPE                ACQUISITION DATE
------------------ ----------    -------------------------------    -------------------
Chicago, IL           53,500            Light Industrial             January 9, 1998
Chicago, IL          149,500            Light Industrial             January 12, 1998
Chicago, IL          203,548     Bulk Warehouse/Light Industrial     January 12, 1998
Minneapolis, MN      318,013            Light Industrial             January 15, 1998
Chicago, IL          288,000             Bulk Warehouse              January 16, 1998
West Valley, UT      183,772            Light Industrial             January 28, 1998
Chicago, IL          309,386     Bulk Warehouse/Light Industrial     January 30, 1998
Denver, CO           448,186            Light Industrial             January 30, 1998
Springboro, OH        69,220            Light Industrial             February 11, 1998
Garden City, NY       42,700            Light Industrial             March 3, 1998
Detroit, MI           75,200            Light Industrial             March, 12, 1998
Indianapolis, IN     181,950            Light Industrial             March 4, 1998
Exton, PA            534,360            Light Industrial             March 12, 1998
                  ----------
                   2,857,335
                  ==========

DETAIL PROPERTY LISTING

         The following table lists all of the Company's properties as of December 31, 1997, by geographic market area


                                PROPERTY LISTING

                                     LOCATION                        YEAR BUILT-
      BUILDING ADDRESS              CITY/STATE          ENCUMBRANCES  RENOVATED
      ----------------              ----------          ------------  ---------

ATLANTA
4250 River Green Parkway            Duluth, GA              (c)            1988
3400 Corporate Parkway              Duluth, GA              (c)            1987
3450 Corporate Parkway              Duluth, GA              (c)            1988
3500 Corporate Parkway              Duluth, GA              (c)            1991
3425 Corporate Parkway              Duluth, GA              (c)            1990
1650 GA Highway 155                 McDonough, GA                          1991
415 Industrial Park Road            Cartersville, GA                       1986
434 Industrial Park Road            Cartersville, GA                       1988
435 Industrial Park Road            Cartersville, GA                       1986
14101 Industrial Park Blvd          Covington, GA                          1984
801-804 Blacklawn Road              Conyers, GA                            1982
1665 Dogwood Drive                  Conyers, GA                            1973
1715 Dogwood Drive                  Conyers, GA                            1973
11235 Harland Drive                 Covington, GA                          1988
700 Westlake Parkway                Atlanta, GA                            1990
800 Westlake Parkway                Atlanta, GA                            1991
4050 Southmeadow Parkway            Atlanta, GA                            1991
4051 Southmeadow Parkway            Atlanta, GA                            1989
4071 Southmeadow Parkway            Atlanta, GA                            1991
4081 Southmeadow Parkway            Atlanta, GA                            1989
1875 Rockdale Industrial Blvd       Conyers, GA                            1966
370 Great Southwest Parkway (j)     Atlanta, GA                            1986
955 Cobb Place                      Kennesaw, GA                           1991
6105 Boatrock Boulevard             Atlanta, GA                            1972
1640 Sands Place                    Marietta, GA                           1977
3312 N  Berkeley Lake Road          Duluth, GA                             1969
3495 Bankhead Highway (j)           Atlanta, GA                            1986



CENTRAL PENNSYLVANIA
1214-B Freedom Road                 Cranberry, PA                          1982
401 Russell Drive                   Middletown, PA                         1990
2700 Commerce Drive                 Middletown, PA                         1990
2701 Commerce Drive                 Middletown, PA                         1989
2780 Commerce Drive                 Middletown, PA                         1989
5035 Ritter Road                    Mechanicsburg, PA                      1988
5070-B Ritter Road(j)               Mechanicsburg, PA                      1989
6340 Flank Drive                    Harrisburg, PA                         1988
6345 Flank Drive                    Harrisburg, PA                         1989
6360 Flank Drive                    Harrisburg, PA                         1988
6380 Flank Drive                    Harrisburg, PA                         1991
6400 Flank Drive                    Harrisburg, PA                         1992
6405 Flank Drive                    Harrisburg, PA                         1991
100 Schantz Road                    Allentown, PA                          1993
794 Roble Road                      Allentown, PA                          1984
7355 Williams Avenue                Allentown, PA                          1989
2600 Beltline Avenue                Reading, PA                            1985
7125 Grayson Road                   Harrisburg, PA                         1991
7253 Grayson Road                   Harrisburg, PA                         1990
5 Keystone Drive                    Lebanon, PA                            1995
5020 Louise Drive                   Mechanicsburg, PA       (b)            1995
7195 Grayson Road                   Harrisburg, PA          (b)            1994
400 First Street                    Middletown, PA                       1963/96
401 First Street                    Middletown, PA                       1963/96
600 Hunter Lane                     Middletown, PA                         1997
300 Hunter Lane                     Middletown, PA                         1996
3380 Susquehanna Trail North        York, PA                               1990
495 East Locust Lane                York, PA                               1993
350 Old Silver Spring Road          Mechanicsburg, PA                      1968
4500 Westport Drive                 Mechanicsburg, PA                      1996
500 Industrial Lane                 Middletown, PA                       1970/96
41 Weaver Road                      Denver, PA                             1974







                                                                LAND AREA                OCCUPANCY AT
      BUILDING ADDRESS                 BUILDING TYPE             (ACRES)     GLA           12/31/97
      ----------------                ---------------           ---------    ---           --------

ATLANTA
4250 River Green Parkway             Light Industrial              2.14     28,942            100%
3400 Corporate Parkway               Light Industrial              3.73     59,959             86%
3450 Corporate Parkway               Light Industrial              2.38     37,346             67%
3500 Corporate Parkway               Light Industrial              2.80     44,242            100%
3425 Corporate Parkway               Light Industrial              3.49     42,978             77%
1650 GA Highway 155                  Bulk Warehouse               12.80    228,400            100%
415 Industrial Park Road             Bulk Warehouse                9.27    119,657            100%
434 Industrial Park Road             Bulk Warehouse                8.07     57,493            100%
435 Industrial Park Road             Bulk Warehouse                8.03     71,000              0%
14101 Industrial Park Blvd           Bulk Warehouse                9.25     92,160            100%
801-804 Blacklawn Road               Bulk Warehouse                6.67    111,090             91%
1665 Dogwood Drive                   Bulk Warehouse                9.46    198,000            100%
1715 Dogwood Drive                   Bulk Warehouse                4.61    100,000            100%
11235 Harland Drive                  Bulk Warehouse                5.39     32,361            100%
700 Westlake Parkway                 Light Industrial              3.50     56,400             82%
800 Westlake Parkway                 Bulk Warehouse                7.40    132,400             80%
4050 Southmeadow Parkway             Light Industrial              6.60     87,328            100%
4051 Southmeadow Parkway             Bulk Warehouse               11.20    171,671              0%
4071 Southmeadow Parkway             Bulk Warehouse               17.80    209,918            100%
4081 Southmeadow Parkway             Bulk Warehouse               12.83    254,172            100%
1875 Rockdale Industrial Blvd        Bulk Warehouse                5.70    121,600            100%
370 Great Southwest Parkway (j)      Light Industrial              8.06    150,536             81%
955 Cobb Place                       Bulk Warehouse                8.73     97,518            100%
6105 Boatrock Boulevard              Light Industrial              1.79     32,000            100%
1640 Sands Place                     Light Industrial              1.97     35,525            100%
3312 N. Berkeley Lake Road           Bulk Warehouse               52.11  1,040,276            100%
3495 Bankhead Highway (j)            Bulk Warehouse               20.50    408,819            100%
                                                                         ---------         ------
                                     SUBTOTAL OR AVERAGE                 4,021,791             91%
                                                                         ---------         ------
CENTRAL PENNSYLVANIA
1214-B Freedom Road                  Bulk Warehouse                5.99     32,779            100%
401 Russell Drive                    Bulk Warehouse                5.20     52,800            100%
2700 Commerce Drive                  Bulk Warehouse                3.60     32,000            100%
2701 Commerce Drive                  Light Industrial              6.40     48,000            100%
2780 Commerce Drive                  Light Industrial              2.00     21,600            100%
5035 Ritter Road                     Light Industrial              5.50     56,000             96%
5070-B Ritter Road(j)                Light Industrial              5.20     60,000            100%
6340 Flank Drive                     Light Industrial              6.70     68,200            100%
6345 Flank Drive                     Light Industrial              7.00     69,443            100%
6360 Flank Drive                     Light Industrial              5.30     46,500             98%
6380 Flank Drive                     Light Industrial              3.70     32,000             88%
6400 Flank Drive                     Light Industrial              5.30     53,439            100%
6405 Flank Drive                     Light Industrial              5.96     32,000            100%
100 Schantz Road                     Bulk Warehouse               12.37    100,000            100%
794 Roble Road                       Light Industrial             16.68    101,750            100%
7355 Williams Avenue                 Light Industrial              3.94     43,425            100%
2600 Beltline Avenue                 Bulk Warehouse                5.89     69,190            100%
7125 Grayson Road                    Bulk Warehouse               17.17    300,000            100%
7253 Grayson Road                    Bulk Warehouse               12.42    196,000            100%
5 Keystone Drive                     Bulk Warehouse               14.00     88,400            100%
5020 Louise Drive                    Light Industrial              5.06     49,350            100%
7195 Grayson Road                    Bulk Warehouse                6.02    100,000            100%
400 First Street                     Bulk Warehouse               14.88    167,500            100%
401 First Street                     Bulk Warehouse               43.55    490,140            100%
600 Hunter Lane                      Bulk Warehouse               14.77    216,387            100%
300 Hunter Lane                      Bulk Warehouse               16.71    321,333            100%
3380 Susquehanna Trail North         Bulk Warehouse               10.00    112,500            100%
495 East Locust Lane                 Bulk Warehouse               15.00    200,000            100%
350 Old Silver Spring Road           Light Industrial             20.00    162,500            100%
4500 Westport Drive                  Bulk Warehouse               11.20    178,600            100%
500 Industrial Lane                  Bulk Warehouse               10.29    115,890            100%
41 Weaver Road                       Bulk Warehouse               85.00    623,832            100%
                                                                         ---------         ------
                                     Subtotal or Average                 4,241,558            100%
                                                                         ---------         ------





                                 LOCATION                             YEAR BUILT-
      BUILDING ADDRESS          CITY/STATE         ENCUMBRANCES       RENOVATED
      ----------------          ----------         ------------       ---------
CHICAGO
1330 West 43rd Street          Chicago, IL                              1977
2300 Hammond Drive             Schaumburg, IL                           1970
6500 North Lincoln Avenue      Lincolnwood, IL                         1965/88
3600 West Pratt Avenue         Lincolnwood, IL                         1953/88
917 North Shore Drive          Lake Bluff, IL                           1974
6750 South Sayre Avenue        Bedford Park, IL                         1975
7200 S. Leamington             Bedford Park, IL                         1950
585 Slawin Court               Mount Prospect, IL                       1992
2300 Windsor Court             Addison, IL                              1986
3505 Thayer Court              Aurora, IL                               1989
3600 Thayer Court              Aurora, IL                               1989
736-776 Industrial Drive       Elmhurst, IL                             1975
5310-5352 East Avenue          Countryside, IL                          1975
12330-12358 South LaTrobe      Alsip, IL                                1975
305-311 Era Drive              Northbrook, IL                           1978
700-714 Landwehr Road          Northbrook, IL                           1978
720-730 Landwehr Road          Northbrook, IL           (c)             1978
3170-3190 MacArthur Boulevard  Northbrook, IL           (c)             1978
4330 South Racine Avenue       Chicago, IL                              1978
13040 S. Crawford Avenue       Alsip, IL                                1976
20W201 101st Street            Lemont, IL               (c)             1988
11241 Melrose Street           Franklin Park, IL                        1969
280-296 Palatine Road          Wheeling, IL             (c)             1978
3150-3160 MacArthur Boulevard  Northbrook, IL           (b)             1978
2101-2125 Gardner Road         Broadview, IL            (b)           1950/69
365 North Avenue               Carol Stream, IL         (b)             1969
2942 MacArthur Boulevard       Northbrook, IL           (b)             1979
12301-12325 S. Laramie Avenue  Alsip, IL                                1975
6300 West Howard Street        Niles, IL                              1956/64
301 Hintz                      Wheeling, IL                             1960
301 Alice                      Wheeling, IL                             1965
1001 Commerce Court            Buffalo Grove, IL                        1989
11939 South Central Avenue     Alsip, IL                                1972
405 East Shawmut               La Grange, IL                            1965
2201 Lunt                      Elk Grove Village, IL                    1963
1010-50 Sesame Street          Bensenville, IL          (g)             1976
5555 West 70th Place           Bedford Park, IL                         1973
3200-3250 South St. Louis (j)  Chicago, IL                              1968
3110-3130 South St. Louis      Chicago, IL                              1968
7301 South Hamlin              Chicago, IL                             1975/86
3740 West 74th Street          Chicago, IL                             1975/86
7401 South Pulaski             Chicago, IL                             1975/86
3900 West 74th Street          Chicago, IL                             1975/86
7501 South Pulaski             Chicago, IL                             1975/86
410 West 169th Street          South Holland, IL                        1974




CINCINNATI
9900-9970 Princeton-Glendale   Cincinnati, OH           (d)             1970
2940 Highland Avenue           Cincinnati, OH           (d)            1969/74
4700-4750 Creek Road           Blue Ash, OH             (d)             1960
4860 Duff Drive                Cincinnati, OH                           1979
4866 Duff Drive                Cincinnati, OH                           1979
4884 Duff Drive                Cincinnati, OH                           1979
4890 Duff Drive                Cincinnati, OH                           1979
9636-9643 Interocean Drive     Cincinnati, OH                           1983
7600 Empire Drive              Florence, KY                             1964




CLEVELAND
21510-21600 Alexander Rd (k)   Oakwood, OH                              1985
5405 & 5505 Valley Belt Rd (j) Independence, OH                         1983
10145 Philipp Parkway          Streetsboro, OH                          1994
4410 Hamann                    Willoughby, OH                           1975
6675 Parkland Boulevard        Solon, OH                                1991



COLUMBUS
6911 Americana Parkway         Columbus, OH                             1980
3800 Lockbourne Industrial Pky Columbus, OH                             1986
1819 North Walcutt Road        Columbus, OH                             1973
3880 Groveport Road            Obetz, OH                                1986
4300 Cemetery Road             Hilliard, OH                             1968







                                                                   LAND AREA                  OCCUPANCY AT
      BUILDING ADDRESS                       BUILDING TYPE          (ACRES)         GLA         12/31/97
      ----------------                       -------------          -------         ---         --------

CHICAGO
1330 West 43rd Street                        Bulk Warehouse             4.25       109,728             100%
2300 Hammond Drive                           Bulk Warehouse             4.13        77,000             100%
6500 North Lincoln Avenue                    Light Industrial           2.52        63,050              10%
3600 West Pratt Avenue                       Bulk Warehouse             6.35       205,481              82%
917 North Shore Drive                        Bulk Warehouse             4.27        84,575             100%
6750 South Sayre Avenue                      Bulk Warehouse             2.51        63,383             100%
7200 S. Leamington                           Bulk Warehouse            12.24       310,752             100%
585 Slawin Court                             Light Industrial           3.71        38,150             100%
2300 Windsor Court                           Bulk Warehouse             6.80       105,100             100%
3505 Thayer Court                            Bulk Warehouse             4.60        64,220             100%
3600 Thayer Court                            Light Industrial           6.80        67,058             100%
736-776 Industrial Drive                     Bulk Warehouse             3.79        80,520             100%
5310-5352 East Avenue                        Bulk Warehouse             4.77        88,042             100%
12330-12358 South LaTrobe                    Bulk Warehouse             3.71        85,390              88%
305-311 Era Drive                            Light Industrial           1.82        27,549             100%
700-714 Landwehr Road                        Light Industrial           1.99        41,835             100%
720-730 Landwehr Road                        Light Industrial           4.29        66,912             100%
3170-3190 MacArthur Boulevard                Light Industrial           2.14        41,820              58%
4330 South Racine Avenue                     Bulk Warehouse             5.57       168,000             100%
13040 S. Crawford Avenue                     Bulk Warehouse            15.12       400,076             100%
20W201 101st Street                          Light Industrial           8.72       160,200             100%
11241 Melrose Street                         Bulk Warehouse             2.47        77,031             100%
280-296 Palatine Road                        Bulk Warehouse             4.67        90,387             100%
3150-3160 MacArthur Boulevard                Light Industrial           2.14        41,820             100%
2101-2125 Gardner Road                       Bulk Warehouse             9.98       323,425             100%
365 North Avenue                             Bulk Warehouse            28.65       225,000             100%
2942 MacArthur Boulevard                     Light Industrial           3.12        49,730             100%
12301-12325 S. Laramie Avenue                Bulk Warehouse             8.83       204,586             100%
6300 West Howard Street                      Light Industrial          19.50       364,000             100%
301 Hintz                                    Light Industrial           2.51        43,636             100%
301 Alice                                    Light Industrial           2.88        65,450             100%
1001 Commerce Court                          Light Industrial           5.37        84,956             100%
11939 South Central Avenue                   Bulk Warehouse            12.60       320,171              97%
405 East Shawmut                             Light Industrial           3.39        59,075             100%
2201 Lunt                                    Light Industrial           7.98       212,040             100%
1010-50 Sesame Street                        Bulk Warehouse             8.00       252,000             100%
5555 West 70th Place                         Light Industrial           2.50        41,531             100%
3200-3250 South St. Louis (j)                Light Industrial           8.66        74,685              64%
3110-3130 South St. Louis                    Light Industrial           4.00        23,254             100%
7301 South Hamlin                            Bulk Warehouse             1.49        56,017              43%
3740 West 74th Street                        Light Industrial           2.14        80,400             100%
7401 South Pulaski                           Bulk Warehouse             5.36       201,420              97%
3900 West 74th Street                        Bulk Warehouse             2.13        79,907             100%
7501 South Pulaski                           Bulk Warehouse             3.88       145,714               0%
410 West 169th Street                        Bulk Warehouse             6.40       151,436             100%
                                                                                ----------           -----
                                             SUBTOTAL OR AVERAGE                 5,616,512              94%
                                                                                ----------           -----
CINCINNATI
9900-9970 Princeton-Glendale                 Bulk Warehouse            10.64       185,580              97%
2940 Highland Avenue                         Bulk Warehouse            17.08       500,500              75%
4700-4750 Creek Road                         Bulk Warehouse            15.32       265,000              96%
4860 Duff Drive                              Light Industrial           1.02        15,986             100%
4866 Duff Drive                              Light Industrial           1.02        16,000             100%
4884 Duff Drive                              Light Industrial           1.59        25,000              60%
4890 Duff Drive                              Light Industrial           1.59        25,018             100%
9636-9643 Interocean Drive                   Light Industrial           4.13        29,371              86%
7600 Empire Drive                            Light Industrial          38.73       570,000             100%
                                                                                ----------           -----
                                             SUBTOTAL OR AVERAGE                 1,632,455              90%
                                                                                ----------           -----
CLEVELAND
21510-21600 Alexander Rd (k)                 Light Industrial           5.70       106,721              98%
5405 & 5505 Valley Belt Rd (j)               Light Industrial           6.23        62,395              83%
10145 Philipp Parkway                        Light Industrial           4.00        51,525             100%
4410 Hamann                                  Light Industrial           1.40        32,000             100%
6675 Parkland Boulevard                      Light Industrial          10.41       102,500               0%
                                                                                ----------           -----
                                             SUBTOTAL OR AVERAGE                   355,141              67%
                                                                                ----------           -----
COLUMBUS
6911 Americana Parkway                       Light Industrial           4.05        56,849              89%
3800 Lockbourne Industrial Pky               Bulk Warehouse            43.60       404,734             100%
1819 North Walcutt Road                      Bulk Warehouse            11.33       243,000              93%
3880 Groveport Road                          Bulk Warehouse            22.13       705,600             100%
4300 Cemetery Road                           Bulk Warehouse            62.71       255,470             100%
                                                                                ----------           -----
                                             SUBTOTAL OR AVERAGE                 1,665,653              99%
                                                                                ----------           -----


                                 LOCATION                        YEAR BUILT-
      BUILDING ADDRESS          CITY/STATE       ENCUMBRANCES    RENOVATED
      ----------------          ----------       ------------    ---------

DALLAS
1275-1281 Roundtable Drive     Dallas, TX                          1966
2406-2416 Walnut Ridge         Dallas, TX                          1978
12750 Perimeter Drive          Dallas, TX                          1979
1324-1343 Roundtable Drive     Dallas, TX                          1972
1405-1409 Avenue II East       Grand Prairie, TX                   1969
2651-2677 Manana               Dallas, TX                          1966
2401-2419 Walnut Ridge         Dallas, TX                          1978
4248-4252 Simonton             Farmers Ranch, TX                   1973
900-906 Great Southwest Pkwy   Arlington, TX                       1972
2179 Shiloh Road               Garland, TX                         1982
2159 Shiloh Road               Garland, TX                         1982
2701 Shiloh Road               Garland, TX                         1981
12784 Perimeter Drive (k)      Dallas, TX                          1981
3000 West Commerce             Dallas, TX                          1980
3030 Hansboro                  Dallas, TX                          1971
5222 Cockrell Hill             Dallas, TX                          1973
405-407 113th                  Arlington, TX                       1969
816 111th Street               Arlington, TX                       1972



DAYTON
6094-6104 Executive Boulevard  Huber Heights, OH                   1975
6202-6220 Executive Boulevard  Huber Heights, OH                   1996
6268-6294 Executive Boulevard  Huber Heights, OH                   1989
5749-5753 Executive Boulevard  Huber Heights, OH                   1975
2200-2224 Sandridge Road       Moriane, OH                         1983
6230-6266 Executive Boulevard  Huber Heights, OH                   1979



DENVER
7100 North Broadway - Bldg  1  Denver, CO                          1978
7100 North Broadway - Bldg  2  Denver, CO                          1978
7100 North Broadway - Bldg  3  Denver, CO                          1978
7100 North Broadway - Bldg  5  Denver, CO                          1978
7100 North Broadway - Bldg  6  Denver, CO                          1978
10691 East Bethany Drive       Aurora, CO                          1979
20100 East 32nd Avenue Parkway Aurora, CO                          1997
15700 - 15820 West 6th Avenue  Golden, CO                          1978
12850-15884 West 6th Avenue    Golden, CO                          1978
5454 Washington                Denver, CO                          1985
5801 West 6th Avenue           Lakewood, CO                        1980
5805 West 6th Avenue           Lakewood, CO                        1980
5815 West 6th Avenue           Lakewood, CO                        1980
5825 West 6th Avenue           Lakewood, CO                        1980
5835 West 6th Avenue           Lakewood, CO                        1980
525 East 70th Street           Denver, CO                          1985
565 East 70th Street           Denver, CO                          1985
605 East 70th Street           Denver, CO                          1985
625 East 70th Street           Denver, CO                          1985
665 East 70th Street           Denver, CO                          1985
700 West 48th Street           Denver, CO                          1984
702 West 48th Street           Denver, CO                          1984
3370 North Peoria Street       Aurora, CO                          1978
3390 North Peoria Street       Aurora, CO                          1978
3508-3538 North Peoria Street  Aurora, CO                          1978
3568 North Peoria Street       Aurora, CO                          1978
3350 North Peoria Street       Aurora, CO                          1978
4785 Elati                     Denver, CO                          1972
4770 Fox Street                Denver, CO                          1972
1550 West Evans                Denver, CO                          1975
12401-41 East 37th Avenue      Denver, CO                          1980
3751 - 71 Revere Street        Denver, CO                          1980
3871 Revere Street             Denver, CO                          1980
5454 Havana Street             Denver, CO                          1980
5500 Havana Street             Denver, CO                          1980
4570 Ivy Street                Denver, CO                          1985
5855 Stapleton Drive North     Denver, CO                          1985
5885 Stapleton Drive North     Denver, CO                          1985
5200-5280 North Broadway       Denver, CO                          1977
5977-5995 North Broadway       Denver, CO                          1978
2952-5978 North Broadway       Denver, CO                          1978
6400 North Broadway            Denver, CO                          1982
875 Parfer Street              Lakewood, CO                        1975





                                                                   LAND AREA                   OCCUPANCY AT
      BUILDING ADDRESS                       BUILDING TYPE          (ACRES)         GLA          12/31/97
      ----------------                       -------------          -------         ---          --------
DALLAS
1275-1281 Roundtable Drive                   Light Industrial           1.75        30,642             100%
2406-2416 Walnut Ridge                       Light Industrial           1.76        44,000             100%
12750 Perimeter Drive                        Light Industrial           6.72       178,200             100%
1324-1343 Roundtable Drive                   Light Industrial           2.09        47,000             100%
1405-1409 Avenue II East                     Light Industrial           1.79        36,000             100%
2651-2677 Manana                             Bulk Warehouse             2.55        82,229             100%
2401-2419 Walnut Ridge                       Light Industrial           1.20        30,000             100%
4248-4252 Simonton                           Bulk Warehouse             8.18       205,693             100%
900-906 Great Southwest Pkwy                 Bulk Warehouse             3.20        69,761             100%
2179 Shiloh Road                             Bulk Warehouse             3.63        65,700             100%
2159 Shiloh Road                             Light Industrial           1.15        20,800             100%
2701 Shiloh Road                             Bulk Warehouse             8.20       214,650             100%
12784 Perimeter Drive (k)                    Light Industrial           4.57        95,671              86%
3000 West Commerce                           Bulk Warehouse            11.23       128,478             100%
3030 Hansboro                                Bulk Warehouse             3.71       100,000             100%
5222 Cockrell Hill                           Bulk Warehouse             4.79        96,506             100%
405-407 113th                                Bulk Warehouse             2.75        60,000             100%
816 111th Street                             Bulk Warehouse             2.89        65,000             100%
                                                                                ----------          ------
                                             SUBTOTAL OR AVERAGE                 1,570,330              99%
                                                                                ----------          ------
DAYTON
6094-6104 Executive Boulevard                Light Industrial           3.33        43,200             100%
6202-6220 Executive Boulevard                Light Industrial           3.79        64,000             100%
6268-6294 Executive Boulevard                Light Industrial           4.03        60,800             100%
5749-5753 Executive Boulevard                Light Industrial           1.15        12,000              50%
2200-2224 Sandridge Road                     Light Industrial           2.96        58,746             100%
6230-6266 Executive Boulevard                Light Industrial           5.30        84,000             100%
                                                                                ----------           -----
                                             SUBTOTAL OR AVERAGE                   322,746              98%
                                                                                ----------           -----
DENVER
7100 North Broadway - Bldg  1                Light Industrial          16.80        32,269             100%
7100 North Broadway - Bldg  2                Light Industrial          16.90        32,500              98%
7100 North Broadway - Bldg  3                Light Industrial          11.60        22,259              84%
7100 North Broadway - Bldg  5                Light Industrial          15.00        28,789              57%
7100 North Broadway - Bldg  6                Light Industrial          22.50        38,255              91%
10691 East Bethany Drive                     Light Industrial           1.84        25,026              91%
20100 East 32nd Avenue Parkway               Light Industrial           4.10        51,300              90%
15700 - 15820 West 6th Avenue                Light Industrial           1.92        52,758              96%
12850-15884 West 6th Avenue                  Light Industrial           1.92        31,856             100%
5454 Washington                              Light Industrial           4.00        34,740              88%
5801 West 6th Avenue                         Light Industrial           1.03        15,500              60%
5805 West 6th Avenue                         Light Industrial           1.03        20,358              93%
5815 West 6th Avenue                         Light Industrial           1.03        20,765             100%
5825 West 6th Avenue                         Light Industrial           1.03        20,748             100%
5835 West 6th Avenue                         Light Industrial           1.03        20,490             100%
525 East 70th Street                         Light Industrial           5.18        12,000             100%
565 East 70th Street                         Light Industrial           5.18        29,990              88%
605 East 70th Street                         Light Industrial           5.18        34,000              88%
625 East 70th Street                         Light Industrial           5.18        24,000             100%
665 East 70th Street                         Light Industrial           5.18        24,000             100%
700 West 48th Street                         Light Industrial           5.40        53,471             100%
702 West 48th Street                         Light Industrial           5.40       130,426              22%
3370 North Peoria Street                     Light Industrial           1.64        26,993             100%
3390 North Peoria Street                     Light Industrial           1.46        22,699             100%
3508-3538 North Peoria Street                Light Industrial           2.61        40,653             100%
3568 North Peoria Street                     Light Industrial           2.24        34,775              85%
3350 North Peoria Street                     Light Industrial           2.16        33,573             100%
4785 Elati                                   Light Industrial           3.34        34,777             100%
4770 Fox Street                              Light Industrial           3.38        26,565             100%
1550 West Evans                              Light Industrial           3.92        78,788             100%
12401-41 East 37th Avenue                    Light Industrial           1.19        26,922              77%
3751 - 71 Revere Street                      Light Industrial           2.41        54,666             100%
3871 Revere Street                           Light Industrial           3.19        75,625             100%
5454 Havana Street                           Light Industrial           2.68        42,504             100%
5500 Havana Street                           Light Industrial           2.19        34,776             100%
4570 Ivy Street                              Light Industrial           1.77        31,355             100%
5855 Stapleton Drive North                   Light Industrial           2.33        41,268             100%
5885 Stapleton Drive North                   Light Industrial           3.05        53,893             100%
5200-5280 North Broadway                     Light Industrial           1.54        31,780             100%
5977-5995 North Broadway                     Light Industrial           4.96        50,280             100%
2952-5978 North Broadway                     Light Industrial           7.91        88,977             100%
6400 North Broadway                          Light Industrial           4.51        69,430             100%
875 Parfer Street                            Light Industrial           3.06        49,216             100%





                                 LOCATION                        YEAR BUILT-
      BUILDING ADDRESS          CITY/STATE    ENCUMBRANCES        RENOVATED
      ----------------          ---------     ------------        ---------

DENVER (CON'T )
4721 Ironton Street            Denver, CO                          1969
833 Parfer Street              Lakewood, CO                        1974
11005 West 8th Avenue          Lakewood, CO                        1974
7100 North Broadway - 7        Denver, CO                          1985
7100 North Broadway - 8        Denver, CO                          1985
6804 East 48th Avenue          Denver, CO                          1973
15350 East Hinsdale Drive      Denver, CO                          1987
15353 East Hinsdale Drive      Englewood, CO                       1987
15373 East Hinsdale Drive      Englewood, CO                       1987
4611 East 46th Avenue          Denver, CO                          1974
East 47th Drive -A             Denver, CO                          1997
East 47th Drive - B            Denver, CO                          1997
Centennial Airport Business Pk Denver, CO                          1997
9500 W. 49th Street - A        Wheatridge, CO                      1997
9500 W. 49th Street - B        Wheatridge, CO                      1997
9500 W. 49th Street - C        Wheatridge, CO                      1997
9500 W. 49th Street - D        Wheatridge, CO                      1997
8100 South Park Way - A        Littleton, CO                       1997
8100 South Park Way - B        Littleton, CO                       1984
8100 South Park Way - C        Littleton, CO                       1984
451-591 East 124th Avenue      Littleton, CO                       1979
14100 East Jewell              Aurora, CO                          1980
14190 East Jewell              Aurora,  CO                         1980
608 Garrison Street            Lakewood, CO                        1984
610 Garrison Street            Lakewood, CO                        1984
1111 West Evans (A&C)          Denver, CO                          1986
1111 West Evans (B)            Denver, CO                          1986
15000 West 6th Avenue          Golden, CO                          1985
14998 West 6th Avenue E        Golden, CO                          1995
14998 West 6th Avenue F        Englewood, CO                       1995
12503 East Euclid Drive        Denver, CO                          1986
6547 South Racine Circle       Englewood, CO                       1996
7800 East Iliff Avenue         Denver, CO                          1983
2369 South Trenton Way         Denver, CO                          1983
2370 South Trenton Way         Denver, CO                          1983
2422 South Trenton Way         Denver, CO                          1983
2452 South Trenton Way         Denver, CO                          1983
8122 South Park Lane - A       Littleton, CO                       1986
8122 South Park Lane - B       Littleton, CO                       1986
1600 South Abilene             Aurora, CO                          1986
1620 South Abilene             Aurora, CO                          1986
1640 South Abilene             Aurora, CO                          1986
13900 East Florida Avenue      Aurora, CO                          1986
4301 South Federal Boulevard   Englewood, CO                       1997
14401-14492 East 33rd Place    Aurora, CO                          1979
11701 East 53rd Avenue         Denver, CO                          1985
5401 Oswego Street             Denver, CO                          1985
2630 West 2nd Avenue           Denver, CO                          1970
2650 West 2nd Avenue           Denver, CO                          1970
14818 West 6th Avenue Bldg  A  Golden, CO                          1985
14828 West 6th Avenue Bldg  B  Golden, CO                          1985
2075 South Valentia            Denver, CO                          1981



DES MOINES
1550 East Washington Avenue    Des Moines, IA                      1987
1600 East Washington Avenue    Des Moines, IA                      1987
5701 NE 17th Street            Des Moines, IA                      1968
4121 McDonald Avenue           Des Moines, IA                      1977
4141 McDonald Avenue           Des Moines, IA                      1976
4161 McDonald Avenue           Des Moines, IA                      1979



DETROIT
2654 Elliott                   Troy, MI              (c)           1986
1731 Thorncroft                Troy, MI              (c)           1969
1653 E. Maple                  Troy, MI              (c)           1990
47461 Clipper                  Plymouth, MI          (c)           1992
47522 Galleon                  Plymouth, MI          (c)           1990
4150 Varsity Drive             Ann Arbor, MI         (c)           1986
1330 Crooks Road               Clawson, MI           (c)           1960
12000 Merriman Road            Livonia, MI                         1975
238 Executive Drive            Troy, MI                            1973
256 Executive Drive            Troy, MI                            1974
301 Executive Drive            Troy, MI                            1974
449 Executive Drive            Troy, MI                            1975
501 Executive Drive            Troy, MI                            1984



                                                                     LAND AREA                   OCCUPANCY AT
      BUILDING ADDRESS                        BUILDING TYPE          (ACRES)         GLA           12/31/97
      ----------------                        -------------          --------        ---           --------


DENVER (CON'T )
4721 Ironton Street                          Light Industrial           2.84        50,160             100%
833 Parfer Street                            Light Industrial           2.57        24,800             100%
11005 West 8th Avenue                        Light Industrial           2.57        25,672             100%
7100 North Broadway - 7                      Light Industrial           2.30        24,822              97%
7100 North Broadway - 8                      Light Industrial           2.30         9,107             100%
6804 East 48th Avenue                        Light Industrial           2.23        46,464             100%
15350 East Hinsdale Drive                    Light Industrial           3.18        20,800             100%
15353 East Hinsdale Drive                    Light Industrial           2.28        15,600             100%
15373 East Hinsdale Drive                    Light Industrial           0.85         6,240             100%
4611 East 46th Avenue                        Light Industrial           1.20        28,600             100%
East 47th Drive -A                           Light Industrial           3.00        51,200             100%
East 47th Drive - B                          Light Industrial           2.50        43,720             100%
Centennial Airport Business Pk               Light Industrial           3.20        59,270             100%
9500 W. 49th Street - A                      Light Industrial           1.74        19,217             100%
9500 W. 49th Street - B                      Light Industrial           1.74        15,441             100%
9500 W. 49th Street - C                      Light Industrial           1.74        29,174             100%
9500 W. 49th Street - D                      Light Industrial           1.74        41,615             100%
8100 South Park Way - A                      Light Industrial           3.33        52,160             100%
8100 South Park Way - B                      Light Industrial           0.78        12,259             100%
8100 South Park Way - C                      Light Industrial           4.28        67,520             100%
451-591 East 124th Avenue                    Light Industrial           4.96        59,711             100%
14100 East Jewell                            Light Industrial           3.67        58,553             100%
14190 East Jewell                            Light Industrial           1.84        29,442              92%
608 Garrison Street                          Light Industrial           2.17        25,000              86%
610 Garrison Street                          Light Industrial           2.17        25,000              89%
1111 West Evans (A&C)                        Light Industrial           2.00        36,894             100%
1111 West Evans (B)                          Light Industrial           0.50         4,725             100%
15000 West 6th Avenue                        Light Industrial           5.25        69,583              85%
14998 West 6th Avenue E                      Light Industrial           2.29        42,832             100%
14998 West 6th Avenue F                      Light Industrial           2.29        20,424             100%
12503 East Euclid Drive                      Light Industrial          10.90        97,871             100%
6547 South Racine Circle                     Light Industrial           3.92        60,112              59%
7800 East Iliff Avenue                       Light Industrial           3.06        22,296              96%
2369 South Trenton Way                       Light Industrial           4.80        33,267             100%
2370 South Trenton Way                       Light Industrial           3.27        22,735             100%
2422 South Trenton Way                       Light Industrial           3.94        27,413              73%
2452 South Trenton Way                       Light Industrial           6.78        47,931             100%
8122 South Park Lane - A                     Light Industrial           5.09        46,182              95%
8122 South Park Lane - B                     Light Industrial           2.28        20,389             100%
1600 South Abilene                           Light Industrial           3.53        47,930             100%
1620 South Abilene                           Light Industrial           2.04        27,666             100%
1640 South Abilene                           Light Industrial           2.80        37,948             100%
13900 East Florida Avenue                    Light Industrial           1.44        19,493              86%
4301 South Federal Boulevard                 Light Industrial           2.80        35,381             100%
14401-14492 East 33rd Place                  Light Industrial           4.75       100,100             100%
11701 East 53rd Avenue                       Light Industrial           4.19        81,981             100%
5401 Oswego Street                           Light Industrial           2.80        53,838             100%
2630 West 2nd Avenue                         Light Industrial           0.50         8,260             100%
2650 West 2nd Avenue                         Light Industrial           2.80        36,081             100%
14818 West 6th Avenue Bldg  A                Light Industrial           2.54        39,776             100%
14828 West 6th Avenue Bldg  B                Light Industrial           2.54        41,925              91%
2075 South Valentia                          Light Industrial           2.42        22,093              86%
                                                                                ----------           -----
                                             SUBTOTAL OR AVERAGE                 3,651,688              94%
                                                                                ----------           -----
DES MOINES
1550 East Washington Avenue                  Bulk Warehouse            13.25       192,466             100%
1600 East Washington Avenue                  Bulk Warehouse             6.78        81,866             100%
5701 NE 17th Street                          Light Industrial           2.30        54,000             100%
4121 McDonald Avenue                         Bulk Warehouse            11.02       177,431             100%
4141 McDonald Avenue                         Bulk Warehouse            11.03       263,196             100%
4161 McDonald Avenue                         Bulk Warehouse            11.02       164,084             100%
                                                                                ----------           -----
                                             SUBTOTAL OR AVERAGE                   933,043             100%
                                                                                ----------           -----
DETROIT
2654 Elliott                                 Light Industrial           0.75         9,700               0%
1731 Thorncroft                              Light Industrial           2.26        38,000             100%
1653 E. Maple                                Light Industrial           1.38        23,392             100%
47461 Clipper                                Light Industrial           1.10        11,600             100%
47522 Galleon                                Light Industrial           0.90        13,507             100%
4150 Varsity Drive                           Light Industrial           4.32        26,400             100%
1330 Crooks Road                             Light Industrial           5.55        42,360             100%
12000 Merriman Road                          Bulk Warehouse             9.28       180,000             100%
238 Executive Drive                          Bulk Warehouse             1.32        13,740             100%
256 Executive Drive                          Bulk Warehouse             1.12        11,273             100%
301 Executive Drive                          Bulk Warehouse             1.27        20,411             100%
449 Executive Drive                          Bulk Warehouse             2.12        33,001             100%
501 Executive Drive                          Light Industrial           1.57        18,061             100%




                                LOCATION                              YEAR BUILT-
      BUILDING ADDRESS         CITY/STATE              ENCUMBRANCES   RENOVATED
      ----------------          --------               ------------   ----------

DETROIT (CON'T )
645 Executive Drive            Troy, MI                                 1972
451 Robbins Drive              Troy, MI                                 1975
700 Stephenson Highway         Troy, MI                                 1978
800 Stephenson Highway         Troy, MI                                 1979
1150 Stephenson Highway        Troy, MI                                 1982
1200 Stephenson Highway        Troy, MI                                 1980
1035 Crooks Road               Troy, MI                                 1980
1095 Crooks Road               Troy, MI                                 1986
1416 Meijer Drive              Troy, MI                                 1980
1624 Meijer Drive              Troy, MI                                 1984
1972 Meijer Drive              Troy, MI                                 1985
2112 Meijer Drive              Troy, MI                                 1980
1621 Northwood Drive           Troy, MI                                 1977
1707 Northwood Drive           Troy, MI                                 1983
1749 Northwood Drive           Troy, MI                                 1977
1788 Northwood Drive           Troy, MI                                 1977
1821 Northwood Drive           Troy, MI                                 1977
1826 Northwood Drive           Troy, MI                                 1977
1864 Northwood Drive           Troy, MI                                 1977
1902 Northwood Drive           Troy, MI                                 1977
1921 Northwood Drive           Troy, MI                                 1977
2230 Elliott Avenue            Troy, MI                                 1974
2237 Elliott Avenue            Troy, MI                                 1974
2277 Elliott Avenue            Troy, MI                                 1975
2291 Elliott Avenue            Troy, MI                                 1974
2451 Elliott Avenue            Troy, MI                                 1974
2730 Research Drive            Rochester Hills, MI                      1988
2791 Research Drive            Rochester Hills, MI                      1991
2871 Research Drive            Rochester Hills, MI                      1991
2911 Research Drive            Rochester Hills, MI                      1992
3011 Research Drive            Rochester Hills, MI                      1988
2870 Technology Drive          Rochester Hills, MI                      1988
2890 Technology Drive          Rochester Hills, MI                      1991
2900 Technology Drive          Rochester Hills, MI                      1992
2920 Technology Drive          Rochester Hills, MI                      1992
2930 Technology Drive          Rochester Hills, MI                      1991
2950 Technology Drive          Rochester Hills, MI                      1991
2960 Technology Drive          Rochester Hills, MI                      1992
23014 Commerce Drive           Farmington Hills, MI                     1983
23028 Commerce Drive           Farmington Hills, MI                     1983
25065 Commerce Drive           Farmington Hill, MI                      1983
23035 Commerce Drive           Farmington Hills, MI                     1983
23042 Commerce Drive           Farmington Hills, MI                     1983
23070 Commerce Drive           Farmington Hills, MI                     1983
23079 Commerce Drive           Farmington Hills, MI                     1983
23093 Commerce Drive           Farmington Hills, MI                     1983
23135 Commerce Drive           Farmington Hills, MI                     1986
23149 Commerce Drive           Farmington Hills, MI                     1985
23163 Commerce Drive           Farmington Hills, MI                     1986
23177 Commerce Drive           Farmington Hills, MI                     1986
23192 Commerce Drive           Farmington Hills, MI                     1986
23206 Commerce Drive           Farmington Hills, MI                     1985
23290 Commerce Drive           Farmington Hills, MI                     1980
23370 Commerce Drive           Farmington Hills, MI                     1980
24492 Indoplex Circle          Farmington Hills, MI                     1976
24528 Indoplex Circle          Farmington Hills, MI                     1976
31800 Plymouth Road - Bldg  1  Livonia, MI                 (a)         1968/89
31800 Plymouth Road - Bldg  2  Livonia, MI                 (a)         1968/89
31800 Plymouth Road - Bldg  3  Livonia, MI                 (a)         1968/89
31800 Plymouth Road - Bldg  6  Livonia, MI                 (a)         1968/89
31800 Plymouth Road - Bldg  7  Livonia, MI                 (a)         1968/89
21477 Bridge Street            Southfield, MI                           1986
2965 Technology Drive          Rochester Hills, MI         (b)          1995
1451 Lincoln Avenue            Madison Heights, MI         (b)          1967
4400 Purks Drive               Auburn Hills, MI            (b)          1987
4177A Varsity Drive            Ann Arbor, MI               (b)          1993
6515 Cobb Drive                Sterling Heights, MI        (b)          1984
32450 N. Avis Drive            Madison Heights, MI                      1974
32200 N. Avis Drive            Madison Heights, MI                      1973
32440-32442 Industrial Drive   Madison Heights, MI                      1979
32450 Industrial Drive         Madison Heights, MI                      1979
11813 Hubbard                  Livonia, MI                              1979
11844 Hubbard                  Livonia, MI                              1979
11866 Hubbard                  Livonia, MI                              1979
12050-12190 Hubbard (j)        Livonia, MI                              1981







                                                                    LAND AREA                    OCCUPANCY AT
      BUILDING ADDRESS                        BUILDING TYPE          (ACRES)         GLA          12/31/97
      ----------------                        -------------         --------         ---          --------


DETROIT (CON'T)
645 Executive Drive                          Light Industrial           2.27        32,470             100%
451 Robbins Drive                            Bulk Warehouse             1.88        28,401             100%
700 Stephenson Highway                       Light Industrial           3.13        29,344             100%
800 Stephenson Highway                       Light Industrial           4.39        48,200               0%
1150 Stephenson Highway                      Light Industrial           1.70        18,107             100%
1200 Stephenson Highway                      Light Industrial           2.65        25,025             100%
1035 Crooks Road                             Light Industrial           1.74        23,320             100%
1095 Crooks Road                             Light Industrial           2.83        35,042             100%
1416 Meijer Drive                            Light Industrial           1.20        17,944             100%
1624 Meijer Drive                            Light Industrial           3.42        44,040             100%
1972 Meijer Drive                            Light Industrial           2.36        37,075             100%
2112 Meijer Drive                            Bulk Warehouse             4.12        34,558             100%
1621 Northwood Drive                         Bulk Warehouse             1.54        24,900             100%
1707 Northwood Drive                         Light Industrial           1.69        28,750             100%
1749 Northwood Drive                         Bulk Warehouse             1.69        26,125             100%
1788 Northwood Drive                         Light Industrial           1.55        12,480             100%
1821 Northwood Drive                         Light Industrial           2.07        35,050             100%
1826 Northwood Drive                         Light Industrial           1.22        12,480             100%
1864 Northwood Drive                         Light Industrial           1.55        12,480             100%
1902 Northwood Drive                         Light Industrial           3.65        62,925             100%
1921 Northwood Drive                         Bulk Warehouse             2.33        42,000             100%
2230 Elliott Avenue                          Bulk Warehouse             0.90        12,612             100%
2237 Elliott Avenue                          Light Industrial           0.96        12,612             100%
2277 Elliott Avenue                          Light Industrial           0.96        12,612             100%
2291 Elliott Avenue                          Bulk Warehouse             1.06        12,200             100%
2451 Elliott Avenue                          Bulk Warehouse             1.68        24,331             100%
2730 Research Drive                          Bulk Warehouse             3.52        57,850             100%
2791 Research Drive                          Light Industrial           4.48        64,199             100%
2871 Research Drive                          Bulk Warehouse             3.55        49,543             100%
2911 Research Drive                          Bulk Warehouse             5.72        80,078             100%
3011 Research Drive                          Light Industrial           2.55        32,637             100%
2870 Technology Drive                        Bulk Warehouse             2.41        24,445             100%
2890 Technology Drive                        Light Industrial           1.76        24,410             100%
2900 Technology Drive                        Light Industrial           2.15        31,047             100%
2920 Technology Drive                        Bulk Warehouse             1.48        19,011             100%
2930 Technology Drive                        Bulk Warehouse             1.41        17,994             100%
2950 Technology Drive                        Light Industrial           1.48        19,996             100%
2960 Technology Drive                        Bulk Warehouse             3.83        41,565             100%
23014 Commerce Drive                         Light Industrial           0.65         7,200             100%
23028 Commerce Drive                         Bulk Warehouse             1.26        20,265               0%
25065 Commerce Drive                         Light Industrial           0.91        12,705             100%
23035 Commerce Drive                         Light Industrial           1.23        15,200             100%
23042 Commerce Drive                         Light Industrial           0.75         8,790             100%
23070 Commerce Drive                         Light Industrial           1.43        16,765             100%
23079 Commerce Drive                         Light Industrial           0.85        10,830             100%
23093 Commerce Drive                         Bulk Warehouse             3.87        49,040             100%
23135 Commerce Drive                         Light Industrial           2.02        23,969             100%
23149 Commerce Drive                         Bulk Warehouse             6.32        47,700             100%
23163 Commerce Drive                         Bulk Warehouse             1.51        19,020             100%
23177 Commerce Drive                         Bulk Warehouse             2.29        32,127             100%
23192 Commerce Drive                         Light Industrial           0.69         7,306             100%
23206 Commerce Drive                         Light Industrial           1.30        19,822             100%
23290 Commerce Drive                         Bulk Warehouse             2.56        42,930             100%
23370 Commerce Drive                         Light Industrial           0.67         8,741               0%
24492 Indoplex Circle                        Bulk Warehouse             1.63        24,000             100%
24528 Indoplex Circle                        Bulk Warehouse             2.26        34,650             100%
31800 Plymouth Road - Bldg  1                Light Industrial          42.71       705,829              99%
31800 Plymouth Road - Bldg  2                Bulk Warehouse            11.81       184,614             100%
31800 Plymouth Road - Bldg  3                Bulk Warehouse             6.13        98,024              96%
31800 Plymouth Road - Bldg  6                Bulk Warehouse             9.06       183,959             100%
31800 Plymouth Road - Bldg  7                Bulk Warehouse             1.64        26,836             100%
21477 Bridge Street                          Light Industrial           3.10        41,500             100%
2965 Technology Drive                        Light Industrial           4.92        66,395             100%
1451 Lincoln Avenue                          Light Industrial           3.92        75,000             100%
4400 Purks Drive                             Light Industrial          13.04        87,100             100%
4177A Varsity Drive                          Light Industrial           2.48        11,050             100%
6515 Cobb Drive                              Light Industrial           2.91        47,597             100%
32450 N. Avis Drive                          Light Industrial           3.23        55,820             100%
32200 N. Avis Drive                          Light Industrial           6.15        88,700             100%
32440-32442 Industrial Drive                 Light Industrial           1.41        19,200              63%
32450 Industrial Drive                       Light Industrial           0.76        10,350             100%
11813 Hubbard                                Light Industrial           1.95        33,300             100%
11844 Hubbard                                Light Industrial           2.16        38,500             100%
11866 Hubbard                                Light Industrial           2.32        41,380             100%
12050-12190 Hubbard (j)                      Light Industrial           6.10        85,086             100%

                                       14


                                 LOCATION                        YEAR BUILT-
      BUILDING ADDRESS          CITY/STATE    ENCUMBRANCES       RENOVATED
      ----------------          ---------     ------------       ---------

DETROIT (CON'T )
38200 Plymouth                 Livonia, MI                         1997
38220 Plymouth                 Livonia, MI                         1988
38300 Plymouth                 Livonia, MI                         1997
12707 Eckles Road              Plymouth, MI                        1990
9300-9328 Harrison Rd          Romulus, MI                         1978
9330-9358 Harrison Rd          Romulus, MI                         1978
28420-28448 Highland Rd        Romulus, MI                         1979
28450-28478 Highland Rd        Romulus, MI                         1979
28421-28449 Highland Rd        Romulus, MI                         1980
28451-28479 Highland Rd        Romulus, MI                         1980
28825-28909 Highland Rd        Romulus, MI                         1981
28933-29017 Highland Rd        Romulus, MI                         1982
28824-28908 Highland Rd        Romulus, MI                         1982
28932-29016 Highland Rd        Romulus, MI                         1982
9710-9734 Harrison Road        Romulus, MI                         1987
9740-9772 Harrison Road        Romulus, MI                         1987
9840-9868 Harrison Road        Romulus, MI                         1987
9800-9824 Harrison Road        Romulus, MI                         1987
29265-29285 Airport Drive      Romulus, MI                         1983
29185-29225 Airport Drive      Romulus, MI                         1983
29149-29165 Airport Drive      Romulus, MI                         1984
29101-29115 Airport Drive      Romulus, MI                         1985
29031-29045 Airport Drive      Romulus, MI                         1985
29050-29062 Airport Drive      Romulus, MI                         1986
29120-29134 Airport Drive      Romulus, MI                         1986
29200-29214 Airport Drive      Romulus, MI                         1985
9301-9339 Middlebelt Road      Romulus, MI                         1983
21405 Trolley Industrial Road  Taylor, MI                          1971
26980 Trolley Industrial Drive Taylor, MI                          1997



GRAND RAPIDS
3232 Kraft Avenue              Grand Rapids, MI      (c)           1988
8181 Logistics Drive           Grand Rapids, MI      (c)           1990
5062 Kendrick Court            Grand Rapids, MI      (c)           1987
2 84th Street                  Byron Center, MI                    1986
100 84th Street                Byron Center, MI                    1979
150 84th Street                Byron Center, MI                    1977
511 76th Street                Grand Rapids, MI                    1986
553 76th Street                Grand Rapids, MI                    1985
555 76th Street                Grand Rapids, MI                    1987
2925 Remico Avenue             Grandville, MI                      1988
2935 Walkent Court             Grand Rapids, MI                    1991
3300 Kraft Avenue              Grand Rapids, MI                    1987
3366 Kraft Avenue              Grand Rapids, MI                    1987
4939 Starr Avenue              Grand Rapids, MI                    1985
5001 Kendrick Court            Grand Rapids, MI                    1983
5050 Kendrick Court            Grand Rapids, MI      (a)           1988
5015 52nd Street               Grand Rapids, MI      (a)           1987
5025 28th Street               Grand Rapids, MI                    1967
5079 33rd Street               Grand Rapids, MI                    1990
5333 33rd Street               Grand Rapids, MI                    1991
5130 Patterson Ave             Grand Rapids, MI                    1987
425 Gordon Industrial Court    Grand Rapids, MI      (b)           1990
2851 Prairie Street            Grandville, MI        (b)           1989
2945 Walkent Court             Grand Rapids, MI      (b)           1993
537 76th Street                Grand Rapids, MI      (b)           1987



HOUSTON
2102-2314 Edwards Street       Houston, TX                         1961
4545 Eastpark Drive            Houston, TX                         1972
3351 Ranch Street              Houston, TX                         1970
3851 Yale Street               Houston, TX                         1971
3337-3347 Ranch Street         Houston, TX                         1970
8505 North Loop East           Houston, TX                         1981
4749-4799 Eastpark Dr          Houston, TX                         1979
4851 Homestead Road            Houston, TX                         1973
3365-3385 Ranch Street         Houston, TX                         1970
5050 Campbell Road             Houston, TX                         1970
4300 Pine Timbers              Houston, TX                         1980
10600 Hampstead                Houston, TX                         1974
2300 Fairway Park Drive        Houston, TX                         1974
7969 Blakenship                Houston, TX                         1972
8001 Kempwood                  Houston, TX                         1972
7901 Blankenship               Houston, TX                         1972
2500-2530 Fairway Park         Houston, TX                         1974



                                                                LAND AREA                   OCCUPANCY AT
      BUILDING ADDRESS                    BUILDING TYPE          (ACRES)         GLA          12/31/97
      ----------------                    -------------          -------         ---          --------

DETROIT (CON'T )
38200 Plymouth                            Bulk Warehouse            11.43       140,365             100%
38220 Plymouth                            Bulk Warehouse            13.14       145,232             100%
38300 Plymouth                            Bulk Warehouse             6.95       127,800             100%
12707 Eckles Road                         Light Industrial           2.62        42,300             100%
9300-9328 Harrison Rd                     Bulk Warehouse             2.53        29,280              75%
9330-9358 Harrison Rd                     Bulk Warehouse             2.53        29,280              63%
28420-28448 Highland Rd                   Bulk Warehouse             2.53        29,280             100%
28450-28478 Highland Rd                   Bulk Warehouse             2.53        29,340             100%
28421-28449 Highland Rd                   Bulk Warehouse             2.53        29,280              88%
28451-28479 Highland Rd                   Bulk Warehouse             2.53        29,280             100%
28825-28909 Highland Rd                   Bulk Warehouse             2.53        29,284             100%
28933-29017 Highland Rd                   Bulk Warehouse             2.53        29,280             100%
28824-28908 Highland Rd                   Bulk Warehouse             2.53        29,280             100%
28932-29016 Highland Rd                   Bulk Warehouse             2.53        29,280             100%
9710-9734 Harrison Road                   Bulk Warehouse             2.22        25,925             100%
9740-9772 Harrison Road                   Bulk Warehouse             2.53        29,414              50%
9840-9868 Harrison Road                   Bulk Warehouse             2.53        29,280             100%
9800-9824 Harrison Road                   Bulk Warehouse             2.22        25,620             100%
29265-29285 Airport Drive                 Bulk Warehouse             2.05        23,707             100%
29185-29225 Airport Drive                 Bulk Warehouse             3.17        36,658             100%
29149-29165 Airport Drive                 Bulk Warehouse             2.89        33,440             100%
29101-29115 Airport Drive                 Bulk Warehouse             2.53        29,287             100%
29031-29045 Airport Drive                 Bulk Warehouse             2.53        29,280             100%
29050-29062 Airport Drive                 Bulk Warehouse             2.22        25,620             100%
29120-29134 Airport Drive                 Bulk Warehouse             2.53        29,282             100%
29200-29214 Airport Drive                 Bulk Warehouse             2.53        29,280             100%
9301-9339 Middlebelt Road                 Light Industrial           1.29        15,170             100%
21405 Trolley Industrial Road             Bulk Warehouse            11.25       179,400              99%
26980 Trolley Industrial Drive            Bulk Warehouse             5.43       102,400             100%
                                                                             ----------           -----
                                          SUBTOTAL OR AVERAGE                 5,302,927              97%
                                                                             ----------           -----
GRAND RAPIDS
3232 Kraft Avenue                         Bulk Warehouse            13.15       216,000              92%
8181 Logistics Drive                      Bulk Warehouse            10.00       222,000             100%
5062 Kendrick Court                       Bulk Warehouse             2.06        31,750             100%
2 84th Street                             Bulk Warehouse             3.01        30,000              67%
100 84th Street                           Bulk Warehouse             4.20        81,000             100%
150 84th Street                           Light Industrial           1.95        16,000             100%
511 76th Street                           Bulk Warehouse            14.44       202,500             100%
553 76th Street                           Light Industrial           1.16        10,000              59%
555 76th Street                           Bulk Warehouse            12.50       200,000             100%
2925 Remico Avenue                        Bulk Warehouse             3.40        66,505             100%
2935 Walkent Court                        Bulk Warehouse             6.13        64,961              42%
3300 Kraft Avenue                         Bulk Warehouse            11.57       200,000             100%
3366 Kraft Avenue                         Bulk Warehouse            12.35       200,000              94%
4939 Starr Avenue                         Bulk Warehouse             3.87        30,000             100%
5001 Kendrick Court                       Bulk Warehouse             4.00        61,500             100%
5050 Kendrick Court                       Bulk Warehouse            26.94       413,500             100%
5015 52nd Street                          Bulk Warehouse             4.11        61,250             100%
5025 28th Street                          Light Industrial           3.97        14,400             100%
5079 33rd Street                          Bulk Warehouse             6.74       109,875             100%
5333 33rd Street                          Bulk Warehouse             8.09       101,250             100%
5130 Patterson Ave                        Bulk Warehouse             6.57        30,000             100%
425 Gordon Industrial Court               Bulk Warehouse             8.77       173,875             100%
2851 Prairie Street                       Bulk Warehouse             5.45       117,251              84%
2945 Walkent Court                        Bulk Warehouse             4.45        93,374             100%
537 76th Street                           Bulk Warehouse             5.26        80,000             100%
                                                                             ----------           -----
                                          SUBTOTAL OR AVERAGE                 2,826,991              96%
                                                                             ----------           -----
HOUSTON
2102-2314 Edwards Street                  Bulk Warehouse             5.02       115,248             100%
4545 Eastpark Drive                       Bulk Warehouse             3.80        81,295             100%
3351 Ranch Street                         Bulk Warehouse             4.04        82,500             100%
3851 Yale Street                          Bulk Warehouse             5.77       132,554             100%
3337-3347 Ranch Street                    Bulk Warehouse             2.29        60,085             100%
8505 North Loop East                      Bulk Warehouse             4.99       107,769             100%
4749-4799 Eastpark Dr                     Bulk Warehouse             7.75       182,563             100%
4851 Homestead Road                       Bulk Warehouse             3.63       142,250              90%
3365-3385 Ranch Street                    Bulk Warehouse             3.31        82,140             100%
5050 Campbell Road                        Bulk Warehouse             6.10       121,875             100%
4300 Pine Timbers                         Bulk Warehouse             4.80       113,400             100%
10600 Hampstead                           Light Industrial           1.26        19,063             100%
2300 Fairway Park Drive                   Light Industrial           1.25        19,008             100%
7969 Blakenship                           Light Industrial           2.27        48,140             100%
8001 Kempwood                             Light Industrial           1.45        33,034             100%
7901 Blankenship                          Light Industrial           2.17        48,000             100%
2500-2530 Fairway Park                    Bulk Warehouse             8.72       213,638             100%





                                   LOCATION                        YEAR BUILT-
      BUILDING ADDRESS            CITY/STATE     ENCUMBRANCES      RENOVATED
      ----------------            ---------      ------------      ---------



HOUSTON (CON'T )
6550 Longpointe                   Houston, TX                         1980
1815 Turning Basin Drive          Houston, TX                         1980
1819 Turning Basin Drive          Houston, TX                         1980
4545 Mossford Drive               Houston, TX                         1975
1805 Turning Basin Drive          Houston, TX                         1980
7000 Empire Drive                 Houston, TX           (i)           1980
9777 West Gulfbank Drive          Houston, TX           (i)           1980



INDIANAPOLIS
2900 North Shadeland              Indianapolis, IN      (d)        1957/1992
2400 North Shadeland              Indianapolis, IN                    1970
2402 North Shadeland              Indianapolis, IN                    1970
7901 West 21st Street             Indianapolis, IN                    1985
1445 Brookville Way               Indianapolis, IN      (d)           1989
1440 Brookville Way               Indianapolis, IN      (d)           1990
1240 Brookville Way               Indianapolis, IN      (d)           1990
1220 Brookville Way               Indianapolis, IN      (d)           1990
1345 Brookville Way               Indianapolis, IN      (e)           1992
1350 Brookville Way               Indianapolis, IN      (d)           1994
1315 Sadlier Circle East Drive    Indianapolis, IN      (e)        1970/1992
1341 Sadlier Circle East Drive    Indianapolis, IN      (e)        1971/1992
1322-1438 Sadlier Circle East Dr  Indianapolis, IN      (e)        1971/1992
1327-1441 Sadlier Circle West Dr  Indianapolis, IN      (e)           1992
1304 Sadlier Circle East Drive    Indianapolis, IN      (e)        1971/1992
1402 Sadlier Circle East Drive    Indianapolis, IN      (e)        1970/1992
1504 Sadlier Circle East Drive    Indianapolis, IN      (e)        1971/1992
1311 Sadlier Circle East Drive    Indianapolis, IN      (e)        1971/1992
1365 Sadlier Circle East Drive    Indianapolis, IN      (e)        1971/1992
1352-1354 Sadlier Circle E  Drive Indianapolis, IN      (e)        1970/1992
1335 Sadlier Circle East Drive    Indianapolis, IN      (e)        1971/1992
1327 Sadlier Circle East Drive    Indianapolis, IN      (e)        1971/1992
1425 Sadlier Circle East Drive    Indianapolis, IN      (e)        1971/1992
1230 Brookville Way               Indianapolis, IN      (d)           1995
6951 East 30th Street             Indianapolis, IN                    1995
6701 East 30th Street             Indianapolis, IN                    1995
6737 East 30th Street             Indianapolis, IN                    1995
1225 Brookville Way               Indianapolis, IN                    1997
6555 East 30th Street             Indianapolis, IN                 1969/1981
2432-2436 Shadeland               Indianapolis, IN                    1968
8402-8440 East 33rd Street        Indianapolis, IN                    1977
8520-8630 East 33rd Street        Indianapolis, IN                    1976
8710-8768 East 33rd Street        Indianapolis, IN                    1979
3316-3346 North Pagosa Court      Indianapolis, IN                    1977
3331 Raton Court                  Indianapolis, IN                    1979
4430 Airport Expressway           Indianapolis, IN                    1970
6751 East 30th Street             Indianapolis, IN                    1997




LONG ISLAND
1140 Motor Parkway                Huppauge, NY                        1978
10 Edison Street                  Amityville, NY                      1971
120 Secatogue Avenue              Farmingdale, NY                     1957
100 Lauman Lane                   Hicksville, NY                      1968
200 Finn Court                    Farmingdale, NY                     1965
243 Dixon Avenue                  Amityville, NY                      1978
717 Broadway Avenue               Holbrook, NY                        1967
725 Broadway Avenue               Holbrook, NY                        1967
270 Duffy Avenue                  Hicksville, NY                      1956
280 Duffy Avenue                  Hicksville, NY                      1956
575 Underhill Boulevard           Syosset, NY                         1967
5 Sidney Court                    Lindenhurst, NY                     1962
7 Sidney Court                    Lindenhurst, NY                     1964
450 Commack Road                  Deer Park, NY                       1964
99 Layfayette Drive               Syosset, NY                         1964
65 East Bethpage Road             Plainview, NY                       1960
171 Milbar Boulevard              Farmingdale, NY                     1961
95 Horseblock Road                Yaphank, NY                         1971
151-171 East 2nd Street           Huntington, NY                      1968
171-175 East 2nd Street           Huntington, NY                      1969
35 Bloomingdale Road              Hicksville, NY                      1962
15-39 Tec Street                  Hicksville, NY                      1965
100 Tec Street                    Hicksville, NY                      1965
51-89 Tec Street                  Hicksville, NY                      1965
502 Old Country Road              Hicksville, NY                      1965
80-98 Tec Street                  Hicksville, NY                      1965
201-233 Park Avenue               Hicksville, NY                      1962





                                                                     LAND AREA                   OCCUPANCY AT
      BUILDING ADDRESS                         BUILDING TYPE          (ACRES)         GLA          12/31/97
      ----------------                         -------------          -------         ---          --------


HOUSTON (CON'T )
6550 Longpointe                                 Bulk Warehouse             4.13        97,700             100%
1815 Turning Basin Drive                        Bulk Warehouse             6.34       139,630             100%
1819 Turning Basin Drive                        Bulk Warehouse             2.85        65,494             100%
4545 Mossford Drive                             Bulk Warehouse             3.56        66,565             100%
1805 Turning Basin Drive                        Bulk Warehouse             7.60       155,250             100%
7000 Empire Drive                               Light Industrial           6.25        94,781              94%
9777 West Gulfbank Drive                        Light Industrial          15.45       252,038              96%
                                                                                   ----------           -----
                                                SUBTOTAL OR AVERAGE                 2,474,020              99%
                                                                                   ----------           -----
INDIANAPOLIS
2900 North Shadeland                            Bulk Warehouse            60.00       976,273              98%
2400 North Shadeland                            Light Industrial           2.45        40,000             100%
2402 North Shadeland                            Light Industrial           7.55       121,539             100%
7901 West 21st Street                           Light Industrial          12.00       353,000             100%
1445 Brookville Way                             Light Industrial           8.79       115,200             100%
1440 Brookville Way                             Bulk Warehouse             9.64       166,400             100%
1240 Brookville Way                             Bulk Warehouse             3.50        63,000             100%
1220 Brookville Way                             Light Industrial           2.10        10,000             100%
1345 Brookville Way                             Light Industrial           5.50       132,000             100%
1350 Brookville Way                             Bulk Warehouse             2.87        38,460             100%
1315 Sadlier Circle East Drive                  Light Industrial           1.33        14,000             100%
1341 Sadlier Circle East Drive                  Light Industrial           2.03        32,400             100%
1322-1438 Sadlier Circle East Dr                Light Industrial           3.79        36,000             100%
1327-1441 Sadlier Circle West Dr                Light Industrial           5.50        54,000             100%
1304 Sadlier Circle East Drive                  Light Industrial           2.42        17,600             100%
1402 Sadlier Circle East Drive                  Light Industrial           4.13        40,800             100%
1504 Sadlier Circle East Drive                  Light Industrial           4.14        54,000             100%
1311 Sadlier Circle East Drive                  Light Industrial           1.78        13,200             100%
1365 Sadlier Circle East Drive                  Light Industrial           2.16        30,000             100%
1352-1354 Sadlier Circle E  Drive               Light Industrial           3.50        44,000              55%
1335 Sadlier Circle East Drive                  Light Industrial           1.20        20,000             100%
1327 Sadlier Circle East Drive                  Light Industrial           1.20        12,800             100%
1425 Sadlier Circle East Drive                  Light Industrial           2.49         5,000             100%
1230 Brookville Way                             Light Industrial           1.96        15,000             100%
6951 East 30th Street                           Light Industrial           3.81        44,000             100%
6701 East 30th Street                           Light Industrial           3.00         7,820             100%
6737 East 30th Street                           Bulk Warehouse            11.01        87,500             100%
1225 Brookville Way                             Light Industrial           1.00        10,000             100%
6555 East 30th Street                           Bulk Warehouse            37.00       331,826              78%
2432-2436 Shadeland                             Light Industrial           4.57        70,560             100%
8402-8440 East 33rd Street                      Light Industrial           4.70        55,200             100%
8520-8630 East 33rd Street                      Light Industrial           5.30        81,000              83%
8710-8768 East 33rd Street                      Light Industrial           4.70        43,200             100%
3316-3346 North Pagosa Court                    Light Industrial           5.10        81,000             100%
3331 Raton Court                                Light Industrial           2.80        35,000             100%
4430 Airport Expressway                         Bulk Warehouse            32.00       486,394             100%
6751 East 30th Street                           Bulk Warehouse             6.34       100,000              92%
                                                                                   ----------           -----
                                                SUBTOTAL OR AVERAGE                 3,838,172              97%
                                                                                   ----------           -----
LONG ISLAND
1140 Motor Parkway                              Bulk Warehouse             8.00       153,500             100%
10 Edison Street                                Light Industrial           1.40        34,400             100%
120 Secatogue Avenue                            Bulk Warehouse             2.60        63,571              66%
100 Lauman Lane                                 Bulk Warehouse             1.90        36,700              74%
200 Finn Court                                  Bulk Warehouse             5.00       105,000             100%
243 Dixon Avenue                                Light Industrial           1.30        22,250             100%
717 Broadway Avenue                             Bulk Warehouse            12.30       150,000             100%
725 Broadway Avenue                             Bulk Warehouse             8.00       122,160              82%
270 Duffy Avenue                                Light Industrial           8.40       134,382              97%
280 Duffy Avenue                                Light Industrial           2.60        49,200             100%
575 Underhill Boulevard                         Light Industrial          16.60       233,424              97%
5 Sidney Court                                  Light Industrial           1.70        29,300             100%
7 Sidney Court                                  Light Industrial           5.10        34,000             100%
450 Commack Road                                Light Industrial           5.10        60,005              96%
99 Layfayette Drive                             Bulk Warehouse            10.90       221,454              99%
65 East Bethpage Road                           Light Industrial           1.40        27,276              93%
171 Milbar Boulevard                            Light Industrial           2.30        62,600              99%
95 Horseblock Road                              Light Industrial          20.00       180,906              79%
151-171 East 2nd Street                         Light Industrial           2.70        42,725             100%
171-175 East 2nd Street                         Light Industrial           2.60        42,374             100%
35 Bloomingdale Road                            Light Industrial           1.40        32,850             100%
15-39 Tec Street                                Light Industrial           1.10        17,350             100%
100 Tec Street                                  Light Industrial           1.20        25,000             100%
51-89 Tec Street                                Light Industrial           1.20        21,850              85%
502 Old Country Road                            Light Industrial           0.50        10,000             100%
80-98 Tec Street                                Light Industrial           0.75        13,050             100%
201-233 Park Avenue                             Light Industrial           1.70        36,917             100%





                                 LOCATION                         YEAR BUILT-
      BUILDING ADDRESS          CITY/STATE      ENCUMBRANCES      RENOVATED
      ----------------          ---------       ------------      ---------

LONG ISLAND (CON'T )
6851 Jericho Turnpike          Syosset, NY                         1969
One Fairchild Court            Plainview, NY                       1959
79 Express Street              Plainview, NY                       1972
92 Central Avenue              Farmingdale, NY                     1961
160 Engineer Drive             Hicksville, NY                      1966
260 Engineers Drive            Hicksville, NY                      1966
87-119 Engineers Drive (j)     Hicksville, NY                      1966
950-970 South Broadway         Hicksville, NY                      1966
290 Duffy Avenue               Hicksville, NY        (f)           1974
185 Price Parkway              Farmingdale, NY                     1969
62 Alpha Plaza                 Hicksville, NY                      1968
90 Alpha Plaza                 Hicksville, NY                      1969
325 Duffy Avenue               Hicksville, NY                      1970
939 Motor Parkway              Hauppauge, NY                       1977
2070 5th Avenue                Ronkonkoma, NY                      1975
200 13th Avenue                Ronkonkoma, NY                      1979
100 13th Avenue                Ronkonkoma, NY                      1979
1 Comac Loop                   Ronkonkoma, NY                      1980
80 13th Avenue                 Ronkonkoma, NY                      1983
90 13th Avenue                 Ronkonkoma, NY                      1982
33 Comac Loop                  Ronkonkoma, NY                      1983
101-125 Comac Street           Ronkonkoma, NY                      1985




MILWAUKEE
N25 W23050 Paul Road           Pewaukee, WI                        1989
N25 W23255 Paul Road           Pewaukee, WI                        1987
N27 W23293 Roundy Drive        Pewaukee, WI                        1989
6523 North Sidney Place        Glendale, WI                        1978
8800 West Bradley              Milwaukee, WI                       1982
1435 North 113th Street        Wauwatosa, WI                       1993
11217-43 West Becher Street    West Allis, WI                      1979
2152 South 114th Street        West Allis, WI                      1980
4560 North 124th Street        Wauwatosa, WI                       1976
12221 West Feerick Street      Wauwatosa, WI                       1971



MINNEAPOLIS/ST. PAUL

2700 Freeway Boulevard         Brooklyn Center, MN    (c)          1981
6507-6545 Cecilia Circle       Bloomington, MN                     1980
6403-6545 Cecilia Drive        Bloomington, MN                     1980
1275 Corporate Center Drive    Eagan, MN                           1990
1279 Corporate Center Drive    Eagan, MN                           1990
2815 Eagandale Boulevard       Eagan, MN                           1990
6201 West 111th Street         Bloomington, MN        (a)          1987
6925-6943 Washington Avenue    Edina, MN                           1972
6955-6973 Washington Avenue    Edina, MN                           1972
7251-7267 Washington Avenue    Edina, MN                           1972
7301-7325 Washington Avenue    Edina, MN                           1972
7101 Winnetka Avenue North     Brooklyn Park, MN      (a)          1990
7600 Golden Triangle Drive     Eden Prairie, MN                    1989
7830-7848 12th Avenue South    Bloomington, MN                     1978
7850-7890 12th Avenue South    Bloomington, MN                     1978
7900 Main Street Northeast     Fridley, MN                         1973
7901 Beech Street Northeast    Fridley, MN                         1975
9901 West 74th Street          Eden Prairie, MN                  1983/88
10120 West 76th Street         Eden Prairie, MN                    1987
7615 Golden Triangle           Eden Prairie, MN                    1987
7625 Golden Triangle Drive     Eden Prairie, MN                    1987
2605 Fernbrook Lane North      Plymouth, MN                        1987
12155 Nicollet Avenue          Burnsville, MN                      1995
6655 Wedgewood Road            Maple Grove, MN       (b)           1989
900 Apollo Road                Egan, MN              (b)           1970
7316 Aspen Land                Brooklyn Park, MN     (b)           1978
10175-10205 Crosstown Circle   Eden Prairie, MN                    1980
11201 Hampshire Avenue South   Bloomington, MN                     1986
12220-12222 Nicollet Avenue    Burnsville, MN                    1989/90
12250-12268 Nicollet Avenue    Burnsville, MN                    1989/90
12224-12226 Nicollet Avenue    Burnsville, MN                    1989/90
305 2nd Street Northwest       New Brighton, MN                    1991
953 Westgate Drive             St  Paul, MN                        1991
980 Lone Oak Road              Eagan, MN                           1992
990 Lone Oak Road              Eagan, MN                           1989
1030 Lone Oak Road             Eagan, MN                           1988
1060 Lone Oak Road             Eagan, MN                           1988
5400 Nathan Lane               Plymouth, MN                        1990
6464 Sycamore Court            Maplegrove, MN                      1990




                                                                     LAND AREA                   OCCUPANCY AT
      BUILDING ADDRESS                         BUILDING TYPE          (ACRES)         GLA          12/31/97
      ----------------                         -------------         --------         ---          --------


LONG ISLAND (CON'T )
6851 Jericho Turnpike                        Light Industrial          11.80       134,991              91%
One Fairchild Court                          Light Industrial           5.75        57,420              93%
79 Express Street                            Light Industrial           4.70        72,146              79%
92 Central Avenue                            Bulk Warehouse             4.70        72,000              92%
160 Engineer Drive                           Light Industrial           1.90        29,500             100%
260 Engineers Drive                          Light Industrial           2.80        52,900             100%
87-119 Engineers Drive (j)                   Light Industrial           1.70        36,800             100%
950-970 South Broadway                       Light Industrial           2.65        55,146              90%
290 Duffy Avenue                             Light Industrial           3.00        55,050             100%
185 Price Parkway                            Light Industrial           6.40       100,000             100%
62 Alpha Plaza                               Light Industrial           2.64        34,600             100%
90 Alpha Plaza                               Light Industrial           1.36        34,035              78%
325 Duffy Avenue                             Light Industrial           6.64       100,000             100%
939 Motor Parkway                            Light Industrial           1.50        21,900               0%
2070 5th Avenue                              Light Industrial           3.66        50,296             100%
200 13th Avenue                              Light Industrial           4.70        72,089             100%
100 13th Avenue                              Light Industrial           4.14        62,898             100%
1 Comac Loop                                 Light Industrial           5.18        63,765              73%
80 13th Avenue                               Light Industrial           6.22        87,102              87%
90 13th Avenue                               Light Industrial           6.95       105,519             100%
33 Comac Loop                                Light Industrial           5.37        71,904              92%
101-125 Comac Street                         Light Industrial           8.42        99,467              95%
                                                                                ----------           -----
                                             SUBTOTAL OR AVERAGE                 3,431,772              94%
                                                                                ----------           ------
MILWAUKEE
N25 W23050 Paul Road                         Light Industrial           4.50        37,765             100%
N25 W23255 Paul Road                         Light Industrial           4.80        55,940             100%
N27 W23293 Roundy Drive                      Light Industrial           3.64        39,468             100%
6523 North Sidney Place                      Light Industrial           4.00        43,440              83%
8800 West Bradley                            Light Industrial           8.00        78,000             100%
1435 North 113th Street                      Light Industrial           4.69        51,950             100%
11217-43 West Becher Street                  Light Industrial           1.74        29,099             100%
2152 South 114th Street                      Light Industrial           3.30        63,680             100%
4560 North 124th Street                      Light Industrial           1.31        25,150             100%
12221 West Feerick Street                    Light Industrial           1.90        39,800             100%
                                                                                ----------           -----
                                             SUBTOTAL OR AVERAGE                   464,292              98%
                                                                                ----------           -----
MINNEAPOLIS/ST. PAUL

2700 Freeway Boulevard                       Light Industrial           7.76        78,741             100%
6507-6545 Cecilia Circle                     Light Industrial           9.65        74,118              79%
6403-6545 Cecilia Drive                      Light Industrial           9.65        87,322              92%
1275 Corporate Center Drive                  Bulk Warehouse             1.50        19,675             100%
1279 Corporate Center Drive                  Bulk Warehouse             1.50        19,792             100%
2815 Eagandale Boulevard                     Bulk Warehouse             2.20        29,106             100%
6201 West 111th Street                       Bulk Warehouse            37.00       424,866             100%
6925-6943 Washington Avenue                  Light Industrial           2.75        37,169              88%
6955-6973 Washington Avenue                  Light Industrial           2.25        31,189              96%
7251-7267 Washington Avenue                  Light Industrial           1.82        26,250             100%
7301-7325 Washington Avenue                  Light Industrial           1.92        27,287             100%
7101 Winnetka Avenue North                   Light Industrial          14.18       252,978             100%
7600 Golden Triangle Drive                   Light Industrial           6.79        73,855             100%
7830-7848 12th Avenue South                  Light Industrial           8.11        82,837             100%
7850-7890 12th Avenue South                  Light Industrial           8.11        67,271              86%
7900 Main Street Northeast                   Bulk Warehouse             6.09        97,020             100%
7901 Beech Street Northeast                  Bulk Warehouse             6.07        97,020             100%
9901 West 74th Street                        Bulk Warehouse             8.86       150,000             100%
10120 West 76th Street                       Light Industrial           4.52        57,798             100%
7615 Golden Triangle                         Light Industrial           4.61        52,820             100%
7625 Golden Triangle Drive                   Light Industrial           4.61        73,125              97%
2605 Fernbrook Lane North                    Light Industrial           6.37        80,769              90%
12155 Nicollet Avenue                        Bulk Warehouse             5.80        48,000             100%
6655 Wedgewood Road                          Light Industrial          17.88       131,288             100%
900 Apollo Road                              Bulk Warehouse            39.00       312,265             100%
7316 Aspen Land                              Bulk Warehouse             6.63        97,640             100%
10175-10205 Crosstown Circle                 Light Industrial           2.30        30,335              98%
11201 Hampshire Avenue South                 Light Industrial           5.90        60,480             100%
12220-12222 Nicollet Avenue                  Light Industrial           1.80        17,116             100%
12250-12268 Nicollet Avenue                  Light Industrial           4.30        42,465             100%
12224-12226 Nicollet Avenue                  Light Industrial           2.40        23,607              78%
305 2nd Street Northwest                     Light Industrial           5.43        62,293              99%
953 Westgate Drive                           Light Industrial           3.17        51,906             100%
980 Lone Oak Road                            Light Industrial          11.40       154,950             100%
990 Lone Oak Road                            Light Industrial          11.41       153,607             100%
1030 Lone Oak Road                           Bulk Warehouse             6.30        83,076             100%
1060 Lone Oak Road                           Light Industrial           6.50        82,728             100%
5400 Nathan Lane                             Light Industrial           5.70        72,089             100%
6464 Sycamore Court                          Light Industrial           6.40        79,702             100%





                                     LOCATION                        YEAR BUILT-
      BUILDING ADDRESS               CITY/STATE       ENCUMBRANCES   RENOVATED
      ----------------               ----------       ------------   ---------


MINNEAPOLIS/ST. PAUL (CON'T)
6701 Parkway Circle               Brooklyn Center, MN                 1987
6601 Shingle Creek                Brooklyn Center, MN                 1985
6707 Shingle Creek Parkway        Brooklyn Center, MN     (b)         1986
9401 73rd Avenue North            Brooklyn Park, MN                   1995
1905 West Country Road C          Roseville, MN                       1993
2720 Arthur Street                Roseville, MN                       1995
10205 51st Avenue North           Plymouth, MN                        1990
4100 Peavey Road                  Chaska, MN                          1988
11300 Hampshire Avenue South      Bloomington, MN                     1983
375 Rivertown Drive               Woodbury, MN                        1996
5205 Highway 169                  Plymouth, MN                        1960
6451-6595 Citywest Parkway        Eden Prairie, MN                    1984
7100-7198 Shady Oak Road  (k)     Eden Prairie, MN                    1982
1565 First Avenue NW              New Brighton, MN                    1978
7125 Northland Terrace            Brooklyn Park, MN                   1996
6900 Shady Oak Road               Eden Prairie, MN                    1980
7550-7588 Washington Square       Eden Prairie, MN                    1975
7500-7546 Washington Square       Eden Prairie, MN                    1975
5240-5300 Valley Industrial Blvd  Shakopee, MN                        1973
6477-6525 City West Parkway       Eden Prairie, MN                    1984



NASHVILLE
1621 Heil Quaker Boulevard        Nashville, TN         (c)           1975
417 Harding Industrial Drive      Nashville, TN         (a)           1972
520 Harding Drive (j)             Nashville, TN         (a)           1975
3099 Barry Drive                  Portland, TN                        1995
3150 Barry Drive                  Portland, TN                        1993
1650 Elm Hill Pike                Nashville, TN                       1984
1821 Air Lane Drive               Nashville, TN                       1984
1102 Appleton Drive               Nashville, TN                       1984
1920 Air Lane Drive               Nashville, TN                       1985
1931 Air Lane Drive               Nashville, TN                       1984
470 Metroplex Drive (j)           Nashville, TN                       1986
1150 Antiock Pike                 Nashville, TN                       1987
5599 Highway 31 West              Portland, TN                        1995



NEW JERSEY
116 Lehigh Drive                  Fairfield, NJ                       1986
60 Ethel Road West                Piscataway, NJ                      1982
70 Ethel Road West                Piscataway, NJ                      1979
105 Neptune Boulevard             Neptune, NJ                         1989
140 Hanover Avenue                Hanover, NJ                      1964/1988
601-629 Montrose Avenue           South Plainfield, NJ                1974
3 Marlen                          Hamilton, NJ                        1981
5 Marlen                          Hamilton, NJ                        1981
7 Marlen                          Hamilton, NJ                        1982
8 Marlen                          Hamilton, NJ                        1982
15 Marlen                         Hamilton, NJ                        1982
17 Marlen                         Hamilton, NJ                        1981
1 South Gold Drive                Hamilton, NJ                        1973
2 South Gold Drive                Hamilton, NJ                        1974
5 South Gold Drive                Hamilton, NJ                        1974
6 South Gold Drive                Hamilton, NJ                        1975
7 South Gold Drive                Hamilton, NJ                        1976
8 South Gold Drive                Hamilton, NJ                        1977
9 South Gold Drive                Hamilton, NJ                        1980
11 South Gold Drive               Hamilton, NJ                        1979
12 South Gold Drive               Hamilton, NJ                        1980
9 Princess Road                   Lawrenceville, NJ                   1985
11 Princess Road                  Lawrenceville, NJ                   1985
15 Princess Road                  Lawrenceville, NJ                   1986
17 Princess Road                  Lawrenceville, NJ                   1986
220 Hanover Avenue                Hanover, NJ                         1987
244 Shefield Street               Mountainside, NJ                 1965/1986
30 Troy Road                      Hanover,  NJ                        1972
15 Leslie Court                   Hanover,  NJ                        1971
20 Leslie Court                   Hanover,  NJ                        1974
25 Leslie Court                   Hanover,  NJ                        1975
130 Algonquin Parkway             Hanover,  NJ                        1973
150 Algonquin Parkway             Hanover,  NJ                        1973
55 Locust Avenue                  Roseland, NJ                        1980
31 West Forest Street (j)         Englewood, NJ                       1978
25 World's Fair Drive             Franklin, NJ                        1986
14 World's Fair Drive             Franklin, NJ                        1980
16 World's Fair Drive             Franklin, NJ                        1981




                                                                       LAND AREA                   OCCUPANCY AT
      BUILDING ADDRESS                         BUILDING TYPE            (ACRES)         GLA          12/31/97
      ----------------                         -------------           --------         ---          --------


MINNEAPOLIS/ST. PAUL (CON'T)
6701 Parkway Circle                           Light Industrial           4.44        75,000             100%
6601 Shingle Creek                            Light Industrial           4.59        68,899              99%
6707 Shingle Creek Parkway                    Light Industrial           4.22        75,939             100%
9401 73rd Avenue North                        Light Industrial           4.46        59,782             100%
1905 West Country Road C                      Light Industrial           4.60        47,735             100%
2720 Arthur Street                            Light Industrial           6.06        74,337             100%
10205 51st Avenue North                       Light Industrial           2.00        30,476             100%
4100 Peavey Road                              Light Industrial           8.27        78,029              64%
11300 Hampshire Avenue South                  Bulk Warehouse             9.94       125,950              54%
375 Rivertown Drive                           Bulk Warehouse            11.33       172,800             100%
5205 Highway 169                              Light Industrial           7.92        97,770              95%
6451-6595 Citywest Parkway                    Light Industrial           6.98        83,189              99%
7100-7198 Shady Oak Road  (k)                 Bulk Warehouse            14.44       187,777             100%
1565 First Avenue NW                          Light Industrial           8.87       112,082             100%
7125 Northland Terrace                        Light Industrial           5.89        79,675              82%
6900 Shady Oak Road                           Light Industrial           4.60        49,190             100%
7550-7588 Washington Square                   Light Industrial           2.70        29,739             100%
7500-7546 Washington Square                   Light Industrial           5.40        44,600             100%
5240-5300 Valley Industrial Blvd              Light Industrial           9.06        80,000              88%
6477-6525 City West Parkway                   Light Industrial           7.00        89,456              64%
                                                                                 ----------          ------
                                              SUBTOTAL OR AVERAGE                 5,106,980              96%
                                                                                 ----------          ------
NASHVILLE
1621 Heil Quaker Boulevard                    Bulk Warehouse            11.29       160,661             100%
417 Harding Industrial Drive                  Bulk Warehouse            13.70       207,440             100%
520 Harding Drive (j)                         Bulk Warehouse            16.64       392,128             100%
3099 Barry Drive                              Bulk Warehouse             6.20       109,058             100%
3150 Barry Drive                              Bulk Warehouse            26.32       268,253             100%
1650 Elm Hill Pike                            Light Industrial           3.46        41,228             100%
1821 Air Lane Drive                           Light Industrial           2.54        25,300             100%
1102 Appleton Drive                           Light Industrial           1.73        28,022              82%
1920 Air Lane Drive                           Light Industrial           3.19        49,912              81%
1931 Air Lane Drive                           Light Industrial          10.11        87,549              95%
470 Metroplex Drive (j)                       Light Industrial           8.11       102,052              99%
1150 Antiock Pike                             Light Industrial           9.83       146,055             100%
5599 Highway 31 West                          Bulk Warehouse            20.00       161,500             100%
                                                                                 ----------          ------
                                              SUBTOTAL OR AVERAGE                 1,779,158              99%
                                                                                 ----------          ------
NEW JERSEY
116 Lehigh Drive                              Bulk Warehouse             5.00       106,184             100%
60 Ethel Road West                            Light Industrial           3.93        42,802             100%
70 Ethel Road West                            Light Industrial           3.78        61,500             100%
105 Neptune Boulevard                         Light Industrial          10.00        20,440              80%
140 Hanover Avenue                            Light Industrial           2.95        25,261              72%
601-629 Montrose Avenue                       Light Industrial           5.83        75,000              93%
3 Marlen                                      Light Industrial           1.11        13,174             100%
5 Marlen                                      Light Industrial           1.56        21,000             100%
7 Marlen                                      Light Industrial           2.05        28,400             100%
8 Marlen                                      Light Industrial           4.36        60,001             100%
15 Marlen                                     Light Industrial           1.19        13,562             100%
17 Marlen                                     Light Industrial           1.32        20,030             100%
1 South Gold Drive                            Light Industrial           1.50        20,009              95%
2 South Gold Drive                            Light Industrial           1.15        33,928              62%
5 South Gold Drive                            Light Industrial           1.97        24,000             100%
6 South Gold Drive                            Light Industrial           1.00        13,580             100%
7 South Gold Drive                            Light Industrial           1.00        10,218             100%
8 South Gold Drive                            Light Industrial           1.14        16,907             100%
9 South Gold Drive                            Light Industrial           1.00        13,566             100%
11 South Gold Drive                           Light Industrial           1.97        33,114             100%
12 South Gold Drive                           Light Industrial           1.29        20,240             100%
9 Princess Road                               Light Industrial           2.36        24,375             100%
11 Princess Road                              Light Industrial           5.33        55,000              82%
15 Princess Road                              Light Industrial           2.00        20,625             100%
17 Princess Road                              Light Industrial           1.82        18,750             100%
220 Hanover Avenue                            Bulk Warehouse            29.27       158,242             100%
244 Shefield Street                           Light Industrial           2.20        23,000             100%
30 Troy Road                                  Light Industrial           1.31        17,345             100%
15 Leslie Court                               Light Industrial           3.08        18,000             100%
20 Leslie Court                               Light Industrial           1.38        17,997             100%
25 Leslie Court                               Light Industrial           1.30        70,755             100%
130 Algonquin Parkway                         Light Industrial           5.50        29,008             100%
150 Algonquin Parkway                         Light Industrial           2.47        17,531             100%
55 Locust Avenue                              Bulk Warehouse            13.63        79,750             100%
31 West Forest Street (j)                     Light Industrial           6.00       110,000             100%
25 World's Fair Drive                         Light Industrial           1.81        20,000             100%
14 World's Fair Drive                         Light Industrial           4.53        60,000             100%
16 World's Fair Drive                         Light Industrial           3.62        43,400             100%



                                   LOCATION                       YEAR BUILT-
      BUILDING ADDRESS            CITY/STATE     ENCUMBRANCES      RENOVATED
      ----------------            ----------     ------------      ---------
NEW JERSEY (CON'T )
18 World's Fair Drive             Franklin, NJ                        1982
23 World's Fair Drive             Franklin, NJ                        1982
12 World's Fair Drive             Franklin, NJ                        1981
1 World's Fair Drive              Franklin, NJ                        1983
2 World's Faire Drive             Franklin, NJ                        1982
49 Napoleon Court                 Franklin, NJ                        1982
50 Napoleon Court                 Franklin, NJ                        1982
22 World's Fair Drive             Franklin, NJ                        1983
26 World's Fair Drive             Franklin, NJ                        1984
24 World's Fair Drive             Franklin, NJ                        1984
12 Wright Way                     Oakland, NJ                         1981



NEW ORLEANS
520-524 Elmwood Park Blvd  (j)    Jefferson, LA                       1986
125 Mallard St                    St. Rose, LA          (h)           1984
107 Mallard                       St. Rose, LA          (h)           1985
125 James Drive West              St. Rose, LA          (h)           1990
161 James Drive West              St. Rose, LA                        1986
150 James Drive East              St. Rose, LA                        1986
115 James Drive West              St. Rose, LA          (h)           1986
100 James Drive                   St. Rose, LA          (h)           1980
143 Mallard St                    St. Rose, LA          (h)           1982
160 James Drive East              St. Rose, LA          (h)           1981
190 James Drive East              St. Rose, LA          (h)           1987
120 Mallard St                    St. Rose, LA          (h)           1981
110 James Drive West              St. Rose, LA          (h)           1983
150 Canvasback Drive              St. Rose, LA                        1986



PHOENIX
7340 South Kyrene Road            Tempe, AZ                           1996
7350 S  Kyrene Road               Tempe, AZ                           1996
7360 South Kyrene Road            Tempe, AZ                           1996
7343 South Hardy Drive            Tempe, AZ                           1997
7333 South Hardy Drive            Tempe, AZ                           1997



SALT LAKE CITY
2255 South 300 West (m)           Salt Lake City, UT                  1980
512 Lawndale Drive (n)            Salt Lake City, UT                  1981



ST  LOUIS
8921-8957 Frost Avenue            Hazelwood, MO         (c)           1971
9043-9083 Frost Avenue            Hazelwood, MO         (c)           1970
2121 Chapin Industrial Drive      Vinita Park, MO                   1969/87
1200 Andes Boulevard              Olivette, MO                        1967
1248 Andes Boulevard              Olivette, MO                        1967
1208-1226 Ambassador Blvd         Olivette, MO                        1966
1250 Ambassador Boulevard         Olivette, MO                        1967
1503-1525 Fairview Industrial     Olivette, MO                        1967
2462-2470 Schuetz Road            St. Louis, MO                       1965
10431-10449 Midwest Industrial    Olivette, MO                        1967
10751 Midwest Industrial Blvd     Olivette, MO                        1965
11652-11666 Fairgrove Industrial  St. Louis, MO                       1966
11674-11688 Fairgrove Industrial  St. Louis, MO                       1967
2337 Centerline Drive             Maryland Heights, MO                1967
6951 North Hanley Road (j)        Hazelwood, MO                       1965
4560 Anglum Road                  Hazelwood, MO                       1970
2760 South 1st Street             St. Louis, MO                       1997



TAMPA
6614 Adamo Drive                  Tampa, FL                           1967
202 Kelsey                        Tampa, FL                           1989
6202 Benjamin Road                Tampa, FL                           1981
6204 Benjamin Road                Tampa, FL                           1982
6206 Benjamin Road                Tampa, FL                           1983
6302 Benjamin Road                Tampa, FL                           1983
6304 Benjamin Road                Tampa, FL                           1984
6306 Benjamin Road                Tampa, FL                           1984
6308 Benjamin Road                Tampa, FL                           1984
5313 Johns Road                   Tampa, FL                           1991
5602 Thompson Center Court        Tampa, FL                           1972
5411 Johns Road                   Tampa, FL                           1997
5525 Johns Road                   Tampa, FL                           1993
5607 Johns Road                   Tampa, FL                           1991



                                                                       LAND AREA                     OCCUPANCY AT
      BUILDING ADDRESS                        BUILDING TYPE             (ACRES)       GLA             12/31/97
      ----------------                        -------------             -------       ---             --------
NEW JERSEY (CON'T )
18 World's Fair Drive                          Light Industrial           1.12        12,809             100%
23 World's Fair Drive                          Light Industrial           1.20        15,540             100%
12 World's Fair Drive                          Light Industrial           3.85        65,000             100%
1 World's Fair Drive                           Light Industrial           3.85        53,372             100%
2 World's Faire Drive                          Light Industrial           2.06        59,310              75%
49 Napoleon Court                              Light Industrial           2.06        32,487               0%
50 Napoleon Court                              Light Industrial           1.52        20,158             100%
22 World's Fair Drive                          Light Industrial           3.52        50,000              90%
26 World's Fair Drive                          Light Industrial           3.41        47,000             100%
24 World's Fair Drive                          Light Industrial           3.45        47,000             100%
12 Wright Way                                  Light Industrial           6.52        52,402             100%
                                                                                  ----------           -----
                                               SUBTOTAL OR AVERAGE                 1,911,772              95%
                                                                                  ----------           -----
NEW ORLEANS
520-524 Elmwood Park Blvd  (j)                 Light Industrial           5.32       102,209              81%
125 Mallard St                                 Light Industrial           1.38        23,436              33%
107 Mallard                                    Light Industrial           1.48        23,436              94%
125 James Drive West                           Light Industrial           3.30        38,692             100%
161 James Drive West                           Light Industrial           2.80        47,474              93%
150 James Drive East                           Light Industrial           3.60        49,275             100%
115 James Drive West                           Light Industrial           2.07        21,408             100%
100 James Drive                                Light Industrial           6.66        48,000             100%
143 Mallard St                                 Light Industrial           1.48        23,436             100%
160 James Drive East                           Light Industrial           3.66        25,772              23%
190 James Drive East                           Light Industrial           4.47        36,357             100%
120 Mallard St                                 Light Industrial           3.41        53,440             100%
110 James Drive West                           Light Industrial           1.57        24,018              96%
150 Canvasback Drive                           Light Industrial           2.80        40,500             100%
                                                                                   ---------          ------
                                               SUBTOTAL OR AVERAGE                   557,453              89%
                                                                                   ---------          ------
PHOENIX
7340 South Kyrene Road                         Light Industrial           7.20        63,720             100%
7350 S  Kyrene Road                            Light Industrial           5.36        99,384             100%
7360 South Kyrene Road                         Light Industrial           5.42        99,384             100%
7343 South Hardy Drive                         Light Industrial           7.84       174,854             100%
7333 South Hardy Drive                         Light Industrial           7.90        98,052             100%
                                                                                   ---------          ------
                                               SUBTOTAL OR AVERAGE                   535,394             100%
                                                                                   ---------          ------
SALT LAKE CITY
2255 South 300 West (m)                        Light Industrial           4.56       102,942             100%
512 Lawndale Drive (n)                         Light Industrial          35.00       395,291              85%
                                                                                   ---------          ------
                                               SUBTOTAL OR AVERAGE                   498,233              88%
                                                                                   ---------          ------
ST  LOUIS
8921-8957 Frost Avenue                         Bulk Warehouse             2.00       100,000             100%
9043-9083 Frost Avenue                         Bulk Warehouse             2.69       145,000             100%
2121 Chapin Industrial Drive                   Light Industrial          23.40       280,905             100%
1200 Andes Boulevard                           Bulk Warehouse             2.77        66,600             100%
1248 Andes Boulevard                           Light Industrial           3.15        60,708             100%
1208-1226 Ambassador Blvd                      Bulk Warehouse             2.11        49,600             100%
1250 Ambassador Boulevard                      Bulk Warehouse             1.52        31,500             100%
1503-1525 Fairview Industrial                  Bulk Warehouse             2.18        46,431              89%
2462-2470 Schuetz Road                         Bulk Warehouse             2.28        43,868             100%
10431-10449 Midwest Industrial                 Bulk Warehouse             2.40        55,125              99%
10751 Midwest Industrial Blvd                  Light Industrial           1.70        44,100             100%
11652-11666 Fairgrove Industrial               Bulk Warehouse             1.92        31,484             100%
11674-11688 Fairgrove Industrial               Bulk Warehouse             1.53        31,500             100%
2337 Centerline Drive                          Bulk Warehouse             3.46        75,600             100%
6951 North Hanley Road (j)                     Bulk Warehouse             9.50       122,813              33%
4560 Anglum Road                               Light Industrial           2.60        35,114              98%
2760 South 1st Street                          Bulk Warehouse            11.00       178,800             100%
                                                                                  ----------           -----
                                               SUBTOTAL OR AVERAGE                 1,399,148              94%
                                                                                  ----------           ------
TAMPA
6614 Adamo Drive                               Bulk Warehouse             2.78        41,377             100%
202 Kelsey                                     Bulk Warehouse             6.30       112,000             100%
6202 Benjamin Road                             Light Industrial           2.04        29,845             100%
6204 Benjamin Road                             Light Industrial           4.16        60,975              72%
6206 Benjamin Road                             Light Industrial           3.94        57,708             100%
6302 Benjamin Road                             Light Industrial           2.03        29,747             100%
6304 Benjamin Road                             Light Industrial           2.04        29,845             100%
6306 Benjamin Road                             Light Industrial           2.58        37,861              99%
6308 Benjamin Road                             Light Industrial           3.22        47,256              80%
5313 Johns Road                                Light Industrial           1.36        25,690             100%
5602 Thompson Center Court                     Light Industrial           1.39        14,914             100%
5411 Johns Road                                Light Industrial           1.98        30,204             100%
5525 Johns Road                                Light Industrial           1.46        24,139             100%
5607 Johns Road                                Light Industrial           1.34        13,500              50%


                             LOCATION                  YEAR BUILT-                     LAND AREA             OCCUPANCY AT
     BUILDING ADDRESS       CITY/STATE   ENCUMBRANCES  RENOVATED    BUILDING TYPE       (ACRES)      GLA       12/31/97
     ----------------       ----------   ------------  ----------   -------------      ---------     ---     ------------
TAMPA (CON'T.)
--------------
5709 Johns Road             Tampa, FL                     1990      Light Industrial       1.80     25,480        100%
5711 Johns Road             Tampa, FL                     1990      Light Industrial       1.80     25,455        100%
4410 East Adamo Drive       Tampa, FL                     1990      Light Industrial       5.60    101,744        100%
4420 East Adamo Drive       Tampa, FL                     1990      Light Industrial       1.40     26,650        100%
4430 East Adamo Drive       Tampa, FL                     1987      Light Industrial       3.75     64,551         79%
4440 East Adamo Drive       Tampa, FL                     1988      Light Industrial       3.75     64,800        100%
4450 East Adamo Drive       Tampa, FL                     1969      Light Industrial       4.00     46,462         48%
5453 West Waters Avenue     Tampa, FL                     1987      Light Industrial       0.66      7,200         63%
5455 West Waters Avenue     Tampa, FL                     1987      Light Industrial       2.97     32,424        100%
5553 West Waters Avenue     Tampa, FL                     1987      Light Industrial       2.97     32,424        100%
5501 West Waters Avenue     Tampa, FL                     1990      Light Industrial       1.53     15,870        100%
5503 West Waters Avenue     Tampa, FL                     1990      Light Industrial       0.68      7,060        100%
5555 West Waters Avenue     Tampa, FL                     1990      Light Industrial       2.31     23,947        100%
5557 West Waters Avenue     Tampa, FL                     1990      Light Industrial       0.57      5,860        100%
5903 Johns Road             Tampa, FL                     1987      Light Industrial       1.20     11,600        100%
4107 North Himes Avenue     Tampa, FL                     1990      Light Industrial       1.86     26,630         92%
                                                                                                ----------      -----
                                                                    SUBTOTAL OR AVERAGE          1,073,218         93%
                                                                                                ----------      -----
OTHER
-----
2800 Airport Road   (l)     Denton, TX                    1965      Light Industrial      29.91    222,403        100%
3501 Maple Street           Abilene, TX                   1980      Bulk Warehouse        34.42    123,700        100%
4200 West Harry
 Street (k)                 Wichita, KS        (a)        1972      Bulk Warehouse        21.45    177,655        100%
Industrial Park No. 2       West Lebanon, NH              1968      Light Industrial      10.27    156,200        100%
931 Discovery Road          Green Bay, WI                 1997      Light Industrial       4.22     25,254        100%
11200 Industriplex
 Boulevard                  Baton Rouge, LA               1986      Light Industrial       3.00     42,355        100%
11441 Industriplex
 Boulevard                  Baton Rouge, LA               1987      Light Industrial       2.40     35,596         77%
11301 Industriplex
 Boulevard                  Baton Rouge, LA               1985      Light Industrial       2.50     38,396        100%
6565 Exchequer Drive        Baton Rouge, LA               1986      Bulk Warehouse         5.30    108,800        100%
2675 Valley View Drive      Shreveport, LA                1997      Bulk Warehouse        12.00    250,000        100%
300 10th Street NW          Clarion, IA                   1997      Bulk Warehouse         8.63    126,900        100%
9580 Interport Drive        Shreveport, LA                1989      Bulk Warehouse         3.00     50,000        100%
                                                                                                ----------      -----
                                                                    SUBTOTAL OR AVERAGE          1,357,259         99%
                                                                                                ----------      -----

                                                                                TOTAL           56,567,706         96%
                                                                                                ==========      =====



(a) These properties collateralize the 1994 Defeased Mortgage Loan (hereinafter defined). On January 2, 1998, the 1994 Defeased Mortgage Loan was paid off and retired and the remaining 15 properties were released.

(b) These properties are owned by the Securities Partnership. The Securities Partnership guarantees the payment on the Series A Cumulative Preferred Stock of dividends and amounts upon redemption, liquidation, dissolution or winding-up.

(c) These properties collateralize the 1995 Mortgage Loan (hereinafter defined).

(d)       These properties collateralize the CIGNA Loan (hereinafter defined).

(e) These properties collateralize the Assumed Loans (hereinafter defined).

(f) This property collateralizes the LB Mortgage Loan II (hereinafter defined).

(g) This property collateralizes the Acquisition Mortgage Loan I (hereinafter defined).

(h) These properties collateralize the Acquisition Mortgage Loan II (hereinafter defined).

(i) These properties collateralize the Acquisition Mortgage Loan III (hereinafter defined).

(j)       Comprised of two properties.

(k)       Comprised of three properties.

(l)       Comprised of five properties.

(m)       Comprised of seven properties.

(n)       Comprised of 29 properties.

     TENANT AND LEASE INFORMATION

         The Company has a diverse base of more than 2,500 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and five years and provide for periodic rental increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 1997, approximately 96% of the GLA of the properties was leased, and no single tenant or group of related tenants accounted for more than 1.1% of the Company's rent revenues, nor did any single tenant or group of related tenants occupy more than 1.8%, of the Company's total GLA as of December 31, 1997.

         The following table shows scheduled lease expirations for all leases for the Company's properties as of December 31, 1997.


                                                                             ANNUAL BASE RENT
                      NUMBER OF                          PERCENTAGE OF        UNDER EXPIRING        PERCENTAGE OF TOTAL
      YEAR OF          LEASES             GLA                 GLA                 LEASES              ANNUAL BASE RENT
  EXPIRATION (1)      EXPIRING        EXPIRING (2)         EXPIRING           (IN THOUSANDS)            EXPIRING (2)
  --------------     ------------    ---------------    ----------------    --------------------    ---------------------

     1998                    771         10,468,035               19.4%      $           46,468                    19.8%
     1999                    583         10,304,946               19.1%                  44,971                    19.3%
     2000                    533          9,110,048               16.9%                  40,048                    17.2%
     2001                    295          7,325,683               13.6%                  30,479                    13.1%
     2002                    253          5,745,269               10.6%                  25,181                    10.8%
     2003                     78          2,836,997                5.2%                  12,365                     5.3%
     2004                     41          2,401,969                4.4%                   9,156                     3.9%
     2005                     26          1,539,413                2.8%                   7,417                     3.2%
     2006                     19            707,094                1.3%                   3,585                     1.5%
     2007                     19          1,623,218                3.0%                   5,288                     2.3%
     Thereafter               17          2,023,561                3.7%                   8,372                     3.6%
                     ------------    ---------------    ----------------    --------------------    ---------------------
     Total                 2,635         54,086,233              100.0%      $          233,332                   100.0%
                     ============    ===============    ================    ====================    =====================

---------------

(1) Lease expirations as of December 31, 1997 assume tenants do not exercise existing renewal, termination, or purchase options.

(2)   Does not include existing vacancies of 2,481,473 aggregate square feet.


     MORTGAGE LOANS/PREFERRED STOCK GUARANTEE

         Contemporaneously with the consummation of the Initial Offering, the Company, through the Financing Partnership, entered into a $300.0 million mortgage loan. On April 4, 1997, the Company purchased U.S. Government securities as substitute collateral to execute a legal defeasance of the $300.0 million mortgage loan (the "1994 Defeased Mortgage Loan"). Upon execution of the legal defeasance, 180 of the 195 properties collateralizing the 1994 Defeased Mortgage Loan were released, leaving 15 properties and the U.S. Government securities as collateral. On January 2, 1998, the Company used the gross proceeds from the maturity of the U.S. Government securities to pay off and retire the 1994 Defeased Mortgage Loan. Due to the retirement of the 1994 Defeased Mortgage Loan, the remaining collateral of 15 properties was released on January 2, 1998.

         In 1995, the Company issued 1,650,000 shares of 9.5%, $.01 par value, Series A Cumulative Preferred Stock (the "Series A Preferred Stock") at an initial offering price of $25 per share. The Series A Preferred Stock is not redeemable prior to November 17, 2000. On or after November 17, 2000, the Series A Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at $25 per share, or $41.3 million in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series A Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

         The payment of dividends on, and payments on liquidation or redemption of, the Series A Preferred Stock is guaranteed by the Securities Partnership ("the Guarantor") which holds 19 properties pursuant to a Guarantee and Payment Agreement (the "Guarantee Agreement"). The Series A Preferred Stock is the only class of securities of the Company which has the benefit of such guarantee. To the extent the Company fails to make any payment of dividends or pay any portion of the liquidation preference on or the redemption price of any shares of Series A

Preferred Stock, the Guarantor will be obligated to pay an amount to each holder of Series A Preferred Stock equal to any such shortfall.

         On December 29, 1995, the Company, through the Mortgage Partnership, entered into a $40.2 million mortgage loan (the "1995 Mortgage Loan"). In the first quarter of 1996, the Company, through the Mortgage Partnership, made a one-time paydown of $.2 million on the 1995 Mortgage Loan which decreased the outstanding balance to $40.0 million. The 1995 Mortgage Loan matures on January 11, 2026. The 1995 Mortgage Loan is collateralized by first mortgage liens on 23 properties owned by the Mortgage Partnership. The 1995 Mortgage Loan may be prepaid only after January 11, 2003.

         On March 20, 1996, the Company, through the Operating Partnership and the Indianapolis Partnership, entered into a $36.8 million mortgage loan (the "CIGNA Loan") that is collateralized by first mortgage liens on seven properties in Indianapolis, Indiana and three properties in Cincinnati, Ohio. The CIGNA Loan matures on April 1, 2003. The CIGNA Loan may be prepaid only after April 30, 1999 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

         On March 20, 1996, the Company, through the Operating Partnership, assumed a $6.4 million mortgage loan and a $3.0 million mortgage loan (together, the "Assumed Loans") that are collateralized by 13 properties in Indianapolis, Indiana and one property in Indianapolis, Indiana, respectively. The Assumed Loans mature on January 1, 2013. The Assumed Loans may be prepaid only after December 22, 1999 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

         On January 31, 1997, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $.7 million (the "LB Mortgage Loan II"), which is collateralized by a property located in Long Island, New York. The LB Mortgage Loan II matures 180 days after the completion of a contingent event relating to the environmental status of the property collaterizing the loan.

         On October 23, 1997, the Company, through the Operating Partnership, assumed a $4.2 million mortgage loan (the "Acquisition Mortgage Loan I") which is collateralized by a property in Bensenville, Illinois. The Acquisition Mortgage Loan I matures on August 1, 2008. The Acquisition Mortgage Loan I may be prepaid after July 15, 1998 in exchange for a prepayment fee.

         On December 9, 1997, the Company, through the Operating Partnership, assumed a $8.0 million mortgage loan (the "Acquisition Mortgage Loan II") that is collateralized by ten properties in St. Charles, Louisiana. The Acquisition Mortgage Loan II matures on April 1, 2006. The Acquisition Mortgage Loan II may be prepaid only after April 9, 1999 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

         On December 23, 1997, the Company, through the Operating Partnership, assumed a $3.6 million mortgage loan (the "Acquisition Mortgage Loan III") that is collateralized by two properties in Houston, Texas. The Acquisition Mortgage Loan III matures on June 1, 2003. The Acquisition Mortgage Loan III may be prepaid only after June 30, 1998 in exchange for the greater of a 2% prepayment fee or a yield maintenance premium.


PROPERTY MANAGEMENT

         At December 31, 1997, Company employees managed 755 of the Company's 769 properties and 14 properties were managed at the local level by parties other than the Company, with oversight by the Company's Senior Regional Directors. In each of these cases, the Company retains control over all leasing, capital investment decisions, rent collection, accounting and most operational decisions, allowing its local third-party managers limited operational authority.

ITEM 3   LEGAL PROCEEDINGS

         The Company is involved in legal proceedings arising in the ordinary course of business All such proceedings, taken together, are not expected to have a material impact on the Company.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                   PART II


ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      MARKET INFORMATION

         The following table sets forth for the periods indicated the high and low closing prices per share and distributions declared per share for the Company's common stock which trades on the New York Stock Exchange under the trading symbol "FR".

                                                                   DISTRIBUTION
         QUARTER ENDED             HIGH           LOW               DECLARED
         -------------             ----           ---               --------
         December 31, 1997         $ 37 3/8       $ 32 1/8           $.5300
         September 30, 1997          34             28 1/2            .5050
         June 30, 1997               31 1/8         29 1/4            .5050
         March 31, 1997              32 3/8         29                .5050
         December 31, 1996           30 7/8         24 7/8            .5050
         September 30, 1996          26             22 1/2            .4875
         June 30, 1996               24 5/8         21 3/4            .4875
         March 31, 1996              25             21 3/8            .4875


         The Company had 307 common stockholders of record as of March 16, 1998.

         The Company has determined that, for federal income tax purposes, approximately 62.3% of the total $2.045 in distributions per share paid with respect to 1997 represents ordinary dividend income to its stockholders, approximately 2.1% represents 28% long-term capital gain and the remaining 35.6% represents a return of capital. In order to maintain its status as a REIT, the Company is required to meet certain tests, including distributing at least
95% of its REIT taxable income, or approximately $1.54 per share for 1997.

ITEM 6   SELECTED FINANCIAL DATA

         The following sets forth selected financial and operating data for the Company on a pro forma and historical consolidated basis and the Contributing Businesses on a historical combined basis. The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The pro forma statement of operations for the year ended December 31, 1994 includes the historical results of the Company's operations from July 1, 1994 to December 31, 1994 and the operations of the Contributing Businesses for the period of January 1, 1994 to June 30, 1994 and were prepared as if the Initial Offering and the related transactions had occurred on January 1, 1994. The historical statements of operations for the years ended December 31, 1997, 1996 and 1995 and the six months ended December 31, 1994 include the results of operations of the Company as derived from the Company's audited financial statements. The historical balance sheet data and other data as of December 31, 1997, 1996, 1995 and 1994 include the balances of the Company. The historical balance sheet data as of June 30, 1994 and December 31, 1993 and the combined statements of operations for the six months ended
June 30, 1994 and the year ended December 31, 1993 have been derived from the historical financial statements of the Contributing Businesses. In the opinion of management, financial data as of and for the periods ended June 30, 1994 and December 31, 1993 include all adjustments necessary to present fairly the information set forth therein.

                                                            THE COMPANY                                    CONTRIBUTING BUSINESSES
                                  ==================================================================       =======================
                                                                                                                  HISTORICAL
                                                                                                           ------------------------
                                  HISTORICAL    HISTORICAL   HISTORICAL    PRO FORMA      HISTORICAL        SIX
                                     YEAR           YEAR          YEAR        YEAR        SIX MONTHS       MONTHS          YEAR
                                    ENDED          ENDED         ENDED       ENDED          ENDED          ENDED          ENDED
                                  ----------    ----------   ----------    ---------      ----------       ------         -----
                                   12/31/97      12/31/96     12/31/95      12/31/94       12/31/94        6/30/94       12/31/93

                                                            (IN THOUSANDS, EXCEPT PER SHARE, RATIO AND PROPERTY DATA)
STATEMENTS OF OPERATIONS DATA:

Total Revenues ................   $  223,203    $  140,055   $  106,486    $   87,923     $   46,570     $   22,816     $   33,237
Property Expenses .............       59,762        39,224       28,302        22,714         11,853          6,036          8,832
General & Administrative
  Expense .....................        6,248         4,018        3,135         2,310          1,097            795          1,416
Interest Expense ..............       49,859        28,954       28,591        19,528         10,588         11,773         18,187
Amortization of Interest Rate
  Protection Agreements and
  Deferred Financing Cost .....        2,812         3,286        4,438         6,113          2,904            858            997
Depreciation & Other
  Amortization ................       39,573        28,049       22,264        19,189          9,802          4,744          7,105
Gain (Loss) from Disposition
  of Interest Rate
  Protection Agreements (a) ...        1,430            --       (6,410)           --             --             --             --
Management and Construction
  Income (Loss), Net ..........           --            --           --            --             --            (81)           (99)
Gain on Sales of Properties ...        5,003         4,344           --            --             --             --             --
Minority Interest .............        5,312         2,931          997         1,405            778             --             --
                                  ----------    ----------   ----------    ----------     ----------     ----------     ----------
Income (Loss) Before
  Extraordinary Items .........       66,070        37,937       12,349        16,664          9,548         (1,471)        (3,399)
Extraordinary Loss (b) ........       14,124         2,273           --            --             --          1,449             --
                                  ----------    ----------   ----------    ----------     ----------     ----------     ----------
Net Income (Loss) .............   $   51,946    $   35,664   $   12,349    $   16,664     $    9,548     $   (2,920)    $   (3,399)
                                                                                                         ==========     ==========
Preferred Stock Dividends .....      (11,856)       (3,919)        (468)            --            --
                                  ----------    ----------   ----------    ----------     ----------
Net Income Available to Common
  Stockholders ................   $   40,090    $   31,745   $   11,881    $   16,664     $    9,548
                                  ==========    ==========   ==========    ==========     ==========
Net Income Available to Common
  Stockholders Before
  Extraordinary Loss Per Share
  (Basic) .....................   $     1.72    $     1.37   $      .63    $      .92     $      .51
                                  ==========    ==========   ==========    ==========     ==========
Net Income Available to Common
  Stockholders Before
  Extraordinary Loss Per  Share
  (Diluted) ...................   $     1.70    $     1.37   $      .63    $      .92     $      .51
                                  ==========    ==========   ==========    ==========     ==========
Net Income Available to Common
  Stockholders Per Share
  (Basic) .....................   $     1.27    $     1.28   $      .63    $      .92     $      .51
                                  ==========    ==========   ==========    ==========     ==========
Net Income Available to
Common Stockholders Per Share
(Diluted) .....................   $     1.26    $     1.28   $      .63    $      .92     $      .51
                                  ==========    ==========   ==========    ==========     ==========
Distributions Per Share .......   $    2.045    $   1.9675   $    1.905                   $     .945
                                  ==========    ==========   ==========                   ==========
Weighted Average Number of
 Common Shares Outstanding
(Basic) .......................       31,508        24,756       18,889        18,182         18,881
                                  ==========    ==========   ==========    ==========     ==========
Weighted Average Number of
  Common Shares  Outstanding-
  (Diluted) ...................       31,814        24,842       18,889        18,182         18,881
                                  ==========    ==========   ==========    ==========     ==========
BALANCE SHEET DATA (END OF
PERIOD):
Real Estate, Before
Accumulated
Depreciation...................   $1,994,346    $1,050,779   $  757,516    $  669,608        597,504     $  209,177
Real Estate, After Accumulated
  Depreciation ................    1,873,316       959,322      688,767       620,294        556,902        171,162
Total Assets ..................    2,272,163     1,022,600      753,904       691,081        616,767        189,789
Mortgage Loans, Acquisition
  Facilities Payable, Senior
  Unsecured Debt, Construction
  Loans and Promissory Notes
  Payable .....................      879,592       406,401      399,958       348,700        305,000        179,568
Mortgage Loans ................           --            --           --            --             --          7,624
  (affiliated)
Defeased Mortgage Loan Payable       300,000            --           --            --             --             --
Total Liabilities .............    1,266,079       447,178      426,972       374,849        323,703        227,553
Stockholders' Equity/ (Net
  Deficit) ....................      854,590       532,561      306,023       292,420        269,326        (37,764)

OTHER DATA:
Cash Flows  From Operating
  Activities ..................   $  102,635        62,621       38,541        18,033          5,026          8,700
Cash Flows From Investing
  Activities ..................     (805,505)     (240,571)     (84,159)      (73,840)      (374,757)       (17,124)
Cash Flows From Financing
  Activities ..................      708,446       176,677       45,420        57,475        374,152          9,093
Funds From Operations ("FFO")
  (c) .........................       92,361        60,546       41,428        20,128          3,273          3,706
Ratio of Earnings to Fixed
  Charges and Preferred Stock
  Dividends (d) ...............         1.79 x        1.88 x       1.56 x        1.76 x           -- (e)         -- (e)
Total Properties (f) ..........          769           379          271           246            226            124
Total GLA in sq. ft (f) .......   56,567,706    32,700,069   22,562,755    19,169,321     17,393,813      6,376,349
Occupancy % f) ................           96%           97%          97%           97%            97%            94%
====================================================================================================================

(a)  Gain (loss) from disposition of Interest Rate Protection Agreements.

(b) Upon consummation of the Initial Offering in June 1994, certain Contributing Businesses' loans were repaid and the related unamortized deferred financing fees totaling $1.5 million were written off. In 1996, the Company terminated certain revolving credit facilities. The Company recorded an extraordinary loss of $2.3 million which is comprised of a prepayment fee, the write-off of unamortized deferred financing fees, legal costs and other expenses. In 1997, the Company terminated certain mortgage loans, an unsecured loan and a revolving credit facility and obtained a commitment to pay off and retire another mortgage loan. The Company recorded an extraordinary loss of $14.1 million which is comprised of prepayment fees, the write-off of unamortized deferred financing fees, legal costs and other expenses.

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


                                                      The Company                             Contributing Businesses
                                ---------------------------------------------------------    ---------------------------
                                                                            Six Months      Six Months
                               Year Ended      Year Ended    Year Ended        Ended          Ended        Year Ended
                                12/31/97        12/31/96      12/31/95       12/31/94        6/30/94        12/31/93
                               -----------     ----------    ----------     ----------      -----------    ----------
   Net Income (Loss)
     Available to Common
     Stockholders............   $  40,090        31,745        11,881           9,548          (2,920)        (3,399)
   Adjustments:
     Depreciation and Other
     Amortization............      39,268        27,941        22,140           9,802           4,744          7,105
     Disposition of Interest
     Rate Protection
     Agreement...............      (1,430)           --         6,410              --              --             --
     Gain on Sales of
       Properties............      (5,003)       (4,344)           --              --              --             --
     Extraordinary Items.....      14,124         2,273            --              --           1,449             --
     Minority Interest.......       5,312         2,931           997             778              --             --
                                ---------     ---------     ---------       ---------       ---------      ---------
    Funds From Operations.....  $  92,361     $  60,546     $  41,428       $  20,128       $   3,273      $   3,706
                                =========     =========     =========       =========       =========      =========



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

(e) Earnings were inadequate to cover fixed charges by approximately $1.4 million and $3.4 million for the six months ended June 30, 1994 and the year ended December 31, 1993 respectively, which periods were prior to the Company's initial public offering.

(f)   As of end of period and excludes properties under development.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with "Selected Financial and Operating Data" and the historical Consolidated and Combined Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.


      RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

         At December 31, 1997, the Company owned 769 in-service properties containing approximately 56.6 million square feet of GLA, compared to 379 in-service properties with approximately 32.7 million square feet of GLA at December 31, 1996. During 1997, the Company acquired 389 properties containing approximately 22.9 million square feet of GLA, completed development of ten properties and expansions of two properties totaling 1.7 million square feet of GLA and sold ten in-service properties totaling .8 million square feet of GLA, one property held for redevelopment and several land parcels.

         Rental income and tenant recoveries and other income increased in 1997 over 1996 by $70.4 million or 50.2% due primarily to the properties acquired after December 31, 1995. Revenues from properties owned prior to January 1, 1996 increased in 1997 over 1996 by $2.1 million or 2.0% due primarily to increased rental rates upon renewal or replacement of tenant leases. Interest income-defeasance in 1997 represents interest income earned on U.S. Government securities and cash proceeds from such securities upon maturity that were pledged as collateral to legally defease the 1994 Defeased Mortgage Loan.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased in 1997 over 1996 by $20.5 million or 52.4% due primarily to properties acquired after December 31, 1995. For properties owned prior to January 1, 1996, property expenses remained relatively unchanged.

         General and administrative expense increased in 1997 over 1996 by $2.2 million due primarily to the additional expenses associated with managing the Company's growing operations including additional professional fees relating to additional properties owned and personnel to manage and expand the Company's business.

         Interest expense increased by $20.9 million for the year ended December 31, 1997 compared to the year ended December 31, 1996 due primarily to a higher average debt balance to fund the purchase of U.S. Government securities to legally defease the 1994 Defeased Mortgage Loan and to fund the acquisition and development of additional properties.

         Depreciation and other amortization increased in 1997 over 1996 by $11.5 million due primarily to the additional depreciation and amortization related to the properties acquired and placed in service after December 31, 1995.

         The $1.4 million gain on the disposition of interest rate protection agreements represents the sale of the Company's interest rate protection agreements in April 1997. The Company entered into a new interest rate protection agreement at a cost of approximately $.2 million with a notional value of $300 million which expired at the end of 1997.

         The $5.0 million gain on sales of properties resulted from the sale of ten in-service properties, one property under redevelopment and several parcels of land. Gross proceeds for these property sales totaled approximately $33.7 million.

         The $14.1 million extraordinary loss in 1997 represents the write-off of unamortized deferred financing costs, prepayment fees, legal fees and other costs incurred to terminate various mortgage loans, an unsecured loan and a revolving line of credit and the commitment to retire the 1994 Defeased Mortgage Loan.



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

         Rental income and tenant recoveries and other income increased in 1996 over 1995 by $33.6 million or 31.5% due primarily to the properties acquired after December 31, 1994. Revenues from properties owned prior to January 1, 1995 increased in 1996 over 1995 by $3.2 million or 3.3% due primarily to increased rental rates upon renewal or replacement of tenant leases and additional amounts charged to tenants for additional property expenses incurred in 1996.

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

         General and administrative expense increased in 1996 over 1995 by $.9 million due primarily to the additional expenses associated with managing the Company's growing operations, including additional professional fees relating to additional properties owned and personnel to manage and expand the Company's business.

         Interest expense increased by $.4 million for the year ended December 31, 1996 compared to the year ended December 31, 1995 due primarily to a higher average outstanding debt balance to fund the acquisition of additional properties, however, the resulting impact on interest expense was partially offset by lower interest rates in 1996 on the Company's $150 million secured revolving line of credit.

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

         The $4.3 million gain on sales of properties in 1996 resulted from the sale of six properties. Gross proceeds for these property sales totaled approximately $15.0 million.

         The $2.3 million extraordinary loss in 1996 represents the write-off of unamortized deferred financing costs, a prepayment fee, legal fees and other costs that were incurred to terminate various mortgage loans and various revolving lines of credit.


      LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company's unrestricted cash and cash equivalents totaled $13.2 million and restricted cash totaled $313.1 million. Included in restricted cash are $3.9 million of cash reserves required to be set aside under the 1995 Mortgage Loan for payments of security deposit refunds, tenant improvements, capital expenditures, interest, real estate taxes and insurance. The portion of cash reserves relating to security deposit refunds is adjusted as tenants turn over. The portion of cash reserves relating to payments for tenant improvements, capital expenditures, interest, real estate taxes and insurance is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. Also included in restricted cash are $306.0 million of reserves that were used to defease the Company's $300.0 million mortgage loan (the "1994 Defeased Mortgage Loan"). On January 2, 1998, $306.0 million of this cash reserve was used to pay off and retire the 1994 Defeased Mortgage Loan and to fund a $6.0 million prepayment fee. The remaining $3.2 million of reserves was returned to the Company in January 1998.

         Net cash provided by operating activities was $102.6 million for the year ended December 31, 1997 compared to $62.6 million for the year ended December 31, 1996 and $38.5 million for the year ended December 31, 1995. The increases are primarily due to increased net operating income (which is defined as total revenues less property related expenses) as discussed in the "Results of Operations" above.

         Net cash used in investing activities was $805.5 million for the year ended December 31, 1997 compared to $240.6 million for the year ended December 31, 1996 and $84.2 million for the year ended December 31, 1995. The majority of the cash used in investing activities was for the acquisition of new properties offset by proceeds from the sales of real estate.

         Net cash provided by financing activities for the year ended December 31, 1997 increased to $708.5 million from $176.7 million for the year ended December 31, 1996, reflecting the issuance of 6.0 million shares of common stock, 6.0 million depositary shares representing .06 million shares of preferred stock and $650.0 million of senior unsecured debt offset, in part, by increased distributions to the common stockholders and First Industrial L.P. unitholders (the "Unitholders") and dividends to the preferred stockholders due to the issuance of additional preferred stock. Net cash provided by financing activities for the year ended December 31, 1996 was $176.7 million, compared to $45.4 million for the year ended December 31, 1995, reflecting the issuance of
10.9 million shares of common stock offset in part by increased distributions to the common stockholders and Unitholders, dividends to the preferred stockholders and a net pay down on the Company's $150.0 million revolving line of credit.

         Funds from operations increased by $31.8 million or 52.6% in 1997 compared to 1996 and increased by $19.1 million or 46.2% in 1996 compared to 1995 as a result of the factors discussed in the analysis of operating results above. Management considers funds from operations to be one financial measure of the operating performance of an equity REIT that provides a relevant basis for comparison among REITs and it is presented to assist investors in analyzing the performance of the Company. In accordance with the National Association of Real Estate Investment Trusts' definition of funds from operations, the Company calculates funds from operations to be equal to net income, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, excluding amortization of deferred financing costs and interest rate protection agreements, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends and distributions. Funds from operations should not be considered as a substitute for net income as a measure of results of operations or for cash flow from operating activities (calculated in accordance with generally accepted accounting principles) as a measure of liquidity. Funds from operations as calculated by the Company may not be comparable to similarly titled but differently calculated measures of other REITs.

         The ratio of earnings to fixed charges and preferred stock dividends was 1.79 for the year ended December 31, 1997 compared to 1.88 for the year ended December 31, 1996 and 1.56 for the year ended December 31, 1995. The decrease in the earnings to fixed charges and preferred stock dividends between fiscal years 1997 and 1996 is primarily due to additional interest expense and preferred stock dividends incurred in fiscal year 1997 from additional debt and preferred stock issued to fund property acquisitions and to legally defease the 1994 Mortgage Loan, which is partially offset by higher net operating income from the property acquisitions as discussed in "Results of Operations" above. The increase in the earnings to fixed charges and preferred stock dividends between fiscal year 1996 and 1995 is primarily due to increased net operating income as discussed in "Results of Operations" above.


         In 1997, the Company acquired 389 industrial properties comprising approximately 22.9 million square feet of GLA for a total purchase price of approximately $862.4 million, completed the development of ten properties and expansions of two properties comprising approximately 1.7 million square feet of GLA at a cost of approximately $50.2 million and sold ten in-service properties comprising approximately .8 million square feet of GLA, one property held for redevelopment and several land parcels for gross proceeds of $33.7 million.

         The Company has committed to the construction of 12 industrial properties with an estimated completion GLA of approximately 2.5 million square feet. The estimated total construction costs are approximately $90.4 million. These developments are expected to be funded with cash flow from operations, as well as borrowings under the 1997 Unsecured Acquisition Facility.

         In 1997, the Company and the Operating Partnership paid a quarterly distribution of $.505 per share/Unit related to each of the first, second and third quarters. In addition, the Company and Operating Partnership paid a fourth quarter 1997 distribution of $.53 per share/Unit on January 20, 1998. The total distributions paid to the Company's stockholders and the Operating Partnership's limited partners related to 1997 totaled $73.8 million.

         In 1997, the Company paid a quarterly preferred dividend of $.59375 per share on its Series A Cumulative Preferred Stock related to each of the first, second, third and fourth quarters. The total preferred dividends paid to the Company's Series A Cumulative Preferred Stock stockholders related to 1997 totaled $3.9 million.

         In 1997, the Company paid a period prorated preferred dividend of $27.95 per share (equivalent to $.2795 per Depositary Share) on its Series B Cumulative Preferred Stock related to the second quarter and a $54.688 per share (equivalent to $.54688 per Depositary Share) for each of the third and fourth quarters. The total preferred dividends paid to the Company's Series B Cumulative Preferred Stock stockholders related to 1997 totaled $5.5 million.

         In 1997, the Company paid a period prorated preferred dividend of $68.123 per share (equivalent to $.68123 per Depositary Share) on its Series C Cumulative Preferred Stock related to each of the second and third quarters and $53.906 per share (equivalent to $.53906 per Depositary Share) for the fourth quarter. The total preferred dividends paid to the Company's Series C Cumulative Preferred Stock stockholders related to 1997 totaled $2.4 million.

         In conjunction with an acquisition of a portfolio of properties on January 31, 1997, the Company, through the Operating Partnership, assumed two mortgage loans in the amount of $3.8 million (the "LB Mortgage Loan I") and $.7 million (the "LB Mortgage Loan II"). The LB Mortgage Loan I, which was collateralized by a property located in Long Island, New York and provided for interest only payments prior to its maturity date of July 11, 1998, was paid off and retired by the Company on December 19, 1997. The LB Mortgage Loan II, which is collateralized by a property located in Long Island, New York, is interest free until February, 1998, at which time the LB Mortgage Loan II bears interest at 8.00% and provides for interest only payments prior to maturity. The LB Mortgage Loan II matures 180 days after the completion of a contingent event relating to the environmental status of the property collateralizing the loan.

         In conjunction with the acquisition of a portfolio of properties on October 23, 1997, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $4.2 million (the "Acquisition Mortgage Loan I"). The Acquisition Mortgage Loan I is collateralized by a property in Bensenville, Illinois, bears interest at a fixed rate of 8.50% and provides for monthly principal and interest payments based on a 15-year amortization schedule. The Acquisition Mortgage Loan I matures on August 1, 2008. The Acquisition Mortgage Loan I may be prepaid after July 15, 1998 in exchange for a prepayment fee.

         In conjunction with the acquisition of a portfolio of properties on December 9, 1997, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $8.0 million (the "Acquisition Mortgage Loan II"). The Acquisition Mortgage Loan II is collateralized by ten properties in St. Charles, Louisiana, bears interest at a fixed rate of 7.75% and provides for monthly principal and interest payments based on a 22-year amortization schedule. The Acquisition Mortgage Loan II matures April 1, 2006. The Acquisition Mortgage Loan II may be prepaid only after April 9, 1999 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

         In conjunction with the acquisition of a portfolio of properties on December 23, 1997, the Company, through the Operating Partnership, assumed a Mortgage Loan in the amount of $3.6 million (the "Acquisition Mortgage Loan III"). The Acquisition Mortgage Loan III is collateralized by two properties in Houston, Texas, bears interest at a fixed interest rate of 8.875% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan III matures on June 1, 2003. The Acquisition Mortgage Loan III may be prepaid only after June 30, 1998 in exchange for the greater of a 2% prepayment fee or a yield maintenance premium.

         On April 4, 1997, the Company, through the Operating Partnership, entered into a $309.8 million unsecured loan (the "Defeasance Loan"). The Defeasance Loan bore interest at LIBOR plus 1% and had a scheduled maturity of July 1, 1999. The gross proceeds from the Defeasance Loan were used to purchased U.S. Government Securities as substitute collateral to execute a legal defeasance of the 1994 Mortgage Loan (the "1994 Defeased Mortgage Loan"). The Defeasance Loan was paid off and retired in May 1997.

         On May 13, 1997, the Company, through the Operating Partnership, issued $150.0 million of senior unsecured debt which matures on May 15, 2007 and bears a coupon interest rate of 7.60% (the "2007 Notes"). The issue price of the 2007 Notes was 99.965%. Interest is paid semi-annually in arrears on May 15 and November 15. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2007 Notes prior to issuance. The debt issue discount and the settlement cost of the interest rate protection agreement are being amortized over the life of the 2007 Notes as an adjustment to the interest expense. The 2007 Notes contain certain covenants, including limitation on incurrence of debt and debt service coverage.

         On May 13, 1997, the Company, through the Operating Partnership, issued $100.0 million of senior unsecured debt which matures on May 15, 2027, and bears a coupon interest rate of 7.15% (the "2027 Notes"). The issue price of the 2027 Notes was 99.854%. The 2027 Notes are redeemable, at the option of the holders thereof, on May 15, 2002. Interest is paid semi-annually in arrears on May 15 and November 15. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2027 Notes prior to issuance. The debt issue discount and the settlement cost of the interest rate protection agreement are being amortized over the life of the 2027 Notes as an adjustment to interest expense. The 2027 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

         On May 22, 1997, the Company, through the Operating Partnership, issued $100.0 million of senior unsecured debt which matures on May 15, 2011 and bears a coupon interest rate of 7.375% (the "2011 Notes"). The issue price of the 2011 Notes was 99.348%. Interest is paid semi-annually in arrears on May 15 and November 15. The 2011 Notes are redeemable, at the option of the holder thereof, on May 15, 2004 (the "Put Option"). The Company received approximately $1.8 million of proceeds from the holder of the 2011 Notes as consideration for the Put Option. The Company will amortize the Put Option proceeds over the life of the Put Option as an adjustment to interest expense. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Notes prior to issuance. The debt issue discount and the proceeds from the settlement of the interest rate protection agreement are being amortized over the life of the 2011 Notes as an adjustment to interest expense. The 2011 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

         On November 20, 1997, the Company, through the Operating Partnership, issued $50.0 million of senior unsecured debt which matures on November 21, 2005 and bears a coupon interest rate of 6.90% (the "2005 Notes"). The issue price of the 2005 Notes was 100%. Interest is paid semi-annually in arrears on May 21 and November 21. The 2005 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

         On November 24, 1997, the Company, through the Operating Partnership, entered into a $25.0 million unsecured loan (the "November 1997 Unsecured Loan"). The November 1997 Unsecured Loan bore interest at LIBOR plus .8% and had a scheduled maturity date of December 31, 1997. The November 1997 Unsecured Loan was paid off and retired on December 5, 1997.

         On December 8, 1997, the Company, through the Operating Partnership, issued $150.0 million of senior unsecured debt which matures on December 1, 2006 and bears a coupon interest rate of 7.0% (the "2006 Notes"). The issue price of the 2006 Notes was 100%. Interest is paid semi-annually in arrears on June 1 and December 1. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2006 Notes prior to issuance. The settlement cost of the interest rate protection agreement is being amortized over the life of the 2006 Notes as an adjustment to interest expense. The 2006 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

         On December 8, 1997, the Company, through the Operating Partnership, issued $100.0 million of unsecured debt which matures on December 1, 2017 and bears a coupon interest rate of 7.5% (the "2017 Notes"). The issue price of the 2017 Notes was 99.808%. Interest is paid semi-annually in arrears on June 1 and December 1. The Operating Partnership will amortize the debt issue discount over the life of the 2017 Notes as an adjustment to interest expense. The 2017 Notes may be redeemed at any time at the option of the Company, in whole or in part, at a redemption price equal to the sum of the principal amount of the 2017 Notes being redeemed plus accrued interest thereon to the redemption date and any make-whole amount, as defined in the Prospectus Supplement relating to the 2017 Notes.

         In December 1997, the Operating Partnership terminated the 1996 Unsecured Acquisition Facility and entered into a $300 million unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility") which initially bears interest at LIBOR plus .8% or a "Corporate Base Rate" and provides for interest only payments until maturity. The

Operating Partnership may borrow under the facility to finance the acquisition of additional properties and for other corporate purposes, including to obtain additional working capital. The 1997 Unsecured Acquisition Facility contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness.

         On September 16, 1997, the Company issued 637,440 shares of $.01 par value Common Stock (the "September 1997 Equity Offering"). The price per share in the September 1997 Equity Offering was $31.38, resulting in gross offering proceeds of $20.0 million. Proceeds to the Company, net of underwriters' discount and total offering expenses, were approximately $18.9 million.

         On October 15, 1997, the Company issued 5,400,000 shares of $.01 par value Common Stock (the "October 1997 Equity Offering"). The price per share was $33.40 resulting in gross offering proceeds of $180.4 million. Proceeds to the Company, net of underwritings' discount and the total offering expenses, were approximately $176.6 million.

         On May 14, 1997, the Company issued 4,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 8 3/4%, $.01 par value, Series B Cumulative Preferred Stock (the "Series B Preferred Stock"), at an initial offering price of $25 per Depositary Share. Dividends on the Series B Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series B Preferred Stock ranks senior to payments on the Company's Common Stock and pari passu with the Company's Series A Preferred Stock and Series C Preferred Stock (hereinafter defined); however, the Series A Preferred Stock has the benefit of a guarantee by First Industrial Securities, L.P. The Series B Preferred Stock is not redeemable prior to May 14, 2002. On or after May 14, 2002, the Series B Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $100.0 million in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series B Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

         On June 6, 1997, the Company issued 2,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the "Series C Preferred Stock"), at an initial offering price of $25 per Depositary Share. Dividends on the Series C Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series C Preferred Stock ranks senior to payments on the Company's Common Stock and pari passu with the Company's Series A Preferred Stock and Series B Preferred Stock; however, the Series A Preferred Stock has the benefit of a guarantee by First Industrial Securities, L.P. The Series C Preferred Stock is not redeemable prior to June 6, 2007. On or after June 6, 2007, the Series C Preferred Stock are redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $50.0 million in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series C Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

         On September 4, 1997, the Board of Directors of the Company declared a dividend distribution of one Preferred Share Purchase Right ("Right") for each outstanding share of common stock, par value $.01 per share, of the Company (the "Common Stock"). The dividend distribution was made on October 20, 1997 to stockholders of record as of the close of business on October 19, 1997. In addition, a Right will attach to each share of Common Stock issued in the future. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Junior Participating Preferred Stock (the "Junior Preferred Stock"), at a price of $125 per one one-hundredth of a share (the "Purchase Price"), subject to adjustment. The Rights become exercisable only if a person or group of affiliated or associated persons (an "Acquiring Person") acquires, or obtains the right to acquire, beneficial ownership of Common Stock or other voting securities ("Voting Stock") that have 15% or more of the voting power of the outstanding shares of Voting Stock, or if an Acquiring Person commences or makes an announcement of an intention to commence a tender offer or exchange offer to acquire beneficial ownership of Voting Stock that have 15% or more of the voting power of the outstanding shares of Voting Stock. The Rights will expire on October 19, 2007, unless redeemed earlier by the Company at $.001 per Right, or exchanged by the Company at an exchange ratio of one share of Common Stock per Right.

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

         On February 4, 1998, the Company issued 5,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the "Series D Preferred Stock"), at an initial offering price of $25 per Depositary Share. Dividends on the Series D Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series D Preferred Stock ranks senior to payments on the Company's Common Stock and pari passu with the Company's Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock; however, the Series A Preferred Stock has the benefit of a guarantee by First Industrial Securities, L.P. The Series D Preferred Stock is not redeemable prior to February 4, 2003. On or after February 4, 2003, the Series D Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $125.0 million in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series D Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

         On March 18, 1998, the Company issued 3,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the "Series E Preferred Stock"), at an initial offering price of $25 per Depositary Share. Dividends on the Series E Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series E Preferred Stock ranks senior to payments on the Company's Common Stock and pari passu with the Company's Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock; however, the Series A Preferred Stock has the benefit of a guarantee by First Industrial Securities, L.P. The Series E Preferred Stock is not redeemable prior to March 18, 2003. On or after March 18, 2003, the Series E Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $75.0 million in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series E Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

         In March 1998, the Company declared a first quarter dividend of $.53 per share on its common stock which is payable on April 20, 1998. The Company also declared a first quarter dividend of $.59375 per share, $54.688 per share ($.54688 per depositary share), $53.906 per share ($.53906 per depositary share) and a partial period dividend of $30.365 per share ($.30365 per depositary share) on its Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively, which is payable on March 31, 1998.

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

         The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through long-term unsecured indebtedness and the issuance of additional equity securities. On January 27, 1998, the Company registered under the Securities Act of 1933, as amended (the "Securities Act"), approximately $789.2 million of common stock, preferred stock and depository shares and $400.0 million of debt securities. As of March 18, 1998, $589.2 million of common stock, preferred stock and depositary shares and $400.0 million of debt securities remained registered under the Securities Act and were unissued. The Company may finance the acquisition or development of additional properties through borrowings under the 1997 Unsecured Acquisition Facility. At December 31, 1997, borrowings under the 1997 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 6.77%. As of March 18, 1998, the Company had $229.6 million available in additional borrowings under the 1997 Unsecured Acquisition Facility. While the Company may sell properties if property or market conditions make it desirable, the Company does not expect to sell assets in the foreseeable future to satisfy its liquidity requirements.

     ENVIRONMENTAL

         The Company incurred environmental costs of $.3 million and $.1 million in 1997 and 1996, respectively. The Company estimates 1998 costs of approximately $.2 million. The Company estimates that the aggregate cost which needs to be expended in 1998 and beyond with regard to currently identified environmental issues will not exceed approximately $.6 million, a substantial amount of which will be the primary responsibility of the tenant, the seller to the Company or another responsible party. This estimate was determined by a third party evaluation.

     YEAR 2000 CONCERNS

         The Company believes, based on discussions with its current systems' vendor, that its software applications and operational programs will properly recognize calendar dates beginning in the Year 2000. In addition, the Company is discussing with its major vendors and customers the possibility of any interface difficulties relating to the Year 2000 which may affect the Company. To date, no significant concerns have been identified; however, there can be no assurance that there will not be any Year 2000-related operating problems or expenses that will arise with the Company's computer systems and software or in connection with the Company's interface with the computer systems and software of its vendors and customers.

     OTHER

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, requires the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, " Elements of Financial Statements" as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has not yet determined its comprehensive income.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, " Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has not yet determined the impact of this statement on its financial statements.


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

      The information required by Item 10, Item 11, Item 12 and Item 13 will be contained in a definitive proxy statement which the Registrant anticipates will be filed no later than April 10, 1998, and thus is incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

      (a)      FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND EXHIBITS
                         (1 & 2) See Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K

(3)  Exhibits:

Exhibit No.    Description
-----------    -----------
     3.1       Amended and Restated Articles of Incorporation of the Company
               (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the
               Company for the fiscal quarter ended June 30, 1996, File No.
               1-13102)

     3.2       Amended and Restated Bylaws of the Company, dated September 4,
               1997 (incorporated by reference to Exhibit 1 of the Company's
               Form 8-K, dated September 4, 1997, as filed on September 29,
               1997, File No. 1-13102)

     3.3 Articles of Amendment to the Company's Articles of Incorporation, dated June 20, 1994 (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June
               30, 1996, File No. 1-13102)

     3.4       Articles Supplementary relating to the Company's 9 1/2% Series A
               Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.4 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

     3.5 Articles of Amendment to the Company's Articles of Incorporation, dated May 31, 1996 (incorporated by reference to Exhibit 3.3 of the Form 10-Q of the Company for the fiscal quarter ended June
               30, 1996, File No. 1-13102)

     3.6       Articles Supplementary relating to the Company's 8 3/4% Series B
               Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A
               No. 1 of the Company filed May 30, 1997, File No. 1-13102)

     3.7       Articles Supplementary relating to the Company's 8 5/8% Series C
               Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.1 of the Form 8-K of the Company dated
               June 6, 1997, File No. 1-13102)

     3.8       Articles Supplementary relating to the Company's 7.95% Series D
               Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated
               February 6, 1997, File No. 1-13102)

     3.9*      Articles Supplementary relating to the Company's 7.90% Series E
               Cumulative Preferred Stock, $.01 par value.

     3.10      Articles Supplementary relating to the Company's Junior
               Participating Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.10 of Form S-3 of the Company and First
               Industrial, L.P. dated September 24, 1997, Registration No.
               333-29879)

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

Exhibit No.    Description
-----------    -----------
     4.5       Form of Guarantee and Payment Agreement between First Industrial
               Securities, L.P. and First Industrial Securities Corporation for
               the benefit of American National Bank and Trust Company of
               Chicago (incorporated by reference to Exhibit 4.8 of the
               Company's Registration Statement on Form S-3, File No. 33-97014)

     4.6       Form of Agency and Advance Agreement among First Industrial
               Realty Trust, Inc., First Industrial Securities, L.P. and
               American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 4.9 of the Company's Registration
               Statement on Form S-3, File No. 33-97014)

     4.7       Form of Guarantee Agency Agreement among First Industrial Realty
               Trust, Inc., First Industrial Securities, L.P. and American
               National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 4.10 of the Company's Registration Statement on Form S-3, File No. 33-97014)

     4.8       Form of Limited Partnership Agreement of First Industrial
               Securities, L.P. (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3, File No. 33-97014)

     4.9       Deposit Agreement, dated May 14, 1997, by and among the Company,
               First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit
               4.3 of the Form 10-Q of the Company for the fiscal quarter ended
               March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

     4.10      Deposit Agreement, dated June 6, 1997, by and among the Company,
               First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit
               4.2 of the Form 8-K of the Company, dated June 6, 1997, File No.
               1-13102)

     4.11      Deposit Agreement, dated February 6, 1998, by and among the
               Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Company, dated February 6,
               1998, File No. 1-13102)

     4.12 *    Deposit Agreement, Dated March 18, 1998, by and among the
               Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts.

     4.13      Indenture, dated as of May 13, 1997, between First Industrial,
               L.P. and First Trust National Association, as Trustee
               (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No.
               1-13102)

     4.14      Supplemental Indenture No. 1, dated as of May 13, 1997, between
               First Industrial, L.P. and First Trust National Association as
               Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102).

     4.15      Supplemental Indenture No. 2, dated as of May 22, 1997, between
               First Industrial, L.P. and First Trust National Association as
               Trustee relating to $100 million of 7 3/8% Notes due 2011
               (incorporated by reference to Exhibit 4.4 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)

     4.16      Supplemental Indenture No. 3 dated October 28, 1997 between First
               Industrial, L.P. and First Trust National Association providing for the issuance of Medium-term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4 of Form 8-K of First Industrial, L.P., dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)

     4.17* 6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P.

     4.18* 7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P.

     4.19* 7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P.

     4.20      Trust Agreement, dated as of May 16, 1997, between First
               Industrial, L.P. and First Bank National Association, as Trustee
               (incorporated by reference to Exhibit 4.5 of the Form 10-Q of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)

     4.21      Rights Agreement, dated as of September 16, 1997, between the
               Company and First Chicago Trust Company of New York, as Rights
               Agent (incorporated by reference to Exhibit 99.1 of Form 8-A12B as filed on September 24, 1997, File No. 1-13102)

Exhibit No.    Description
-----------    -----------
     4.22*     Unsecured Revolving Credit Agreement (the "Unsecured Revolving
               Credit Agreement"), dated as of December 15, 1997, by and among
               First Industrial, L.P., First Industrial Realty Trust, Inc. and
               The First National Bank of Chicago, Union Bank of Switzerland,
               New York Branch and certain other banks

     10.1 *    Sixth Amended and Restated Limited Partnership Agreement of First
               Industrial, L.P., dated March 18, 1998.

     10.2      Non-Competition Agreement between Jay H. Shidler and First
               Industrial Realty Trust, Inc. (incorporated by reference to
               Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)

     10.3      Form of Non-Competition Agreement between each of Michael T.
               Tomasz, Paul T. Lambert, Michael J. Havala, Michael W. Brennan,
               Michael G. Damone, Duane H. Lund, and Johannson L. Yap and First
               Industrial Realty Trust, Inc. (incorporated by reference to
               Exhibit 10.14 to the Company's Registration Statement on Form
               S-11, File No. 33-77804)

     10.4+     1994 Stock Incentive Plan (incorporated by reference to Exhibit
               10.37 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)

     10.5 Letter of Resignation from Paul T. Lambert to First Industrial, dated January 10, 1996 (incorporated by reference to Exhibit
               10.40 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-13102)

     10.6+ Employee Stock Option Agreement Amendment for Paul T. Lambert, dated December 31, 1995 (incorporated by reference to Exhibit
               10.41 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-13102)

     10.7+     Separation Agreement, dated January 10, 1996, between First
               Industrial and Paul T. Lambert (incorporated by reference to
               Exhibit 10.42 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-13102)

     10.8      Noncompetition Agreement between First Industrial and Paul T.
               Lambert, dated January 1, 1996 (incorporated by reference to
               Exhibit 10.43 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-13102)

     10.9      Interest Rate Protection Agreement (incorporated by reference to
               Exhibit 10.40 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)

     10.10     Interest Rate Protection Termination Agreement between First
               Industrial Financing Partnership, L.P. and UBS Securities (Swaps)
               Inc. (incorporated by reference to Exhibit 10.45 of the Company's
               Annual Report on Form 10-K for the year ended December 31, 1995,
               File No. 1-13102)

     10.11     Interest Rate Protection Agreement between First Industrial
               Financing Partnership, L.P. and UBS Securities (Swaps) Inc.
               (incorporated by reference to Exhibit 10.46 of the Company's
               Annual Report on Form 10-K for the year ended December 31, 1995,
               File No. 1-13102)

     10.12     Interest Rate Swap Agreement between First Industrial, L.P. and
               UBS Securities (Swaps) Inc. (incorporated by reference to Exhibit
               10.47 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-13102)

     10.13     First Industrial Realty Trust, Inc. Deferred Income Plan
               (incorporated by reference to Exhibit 10 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1996, File No.
               1-13102)

     10.14     Contribution Agreement, dated March 19, 1996, among FR
               Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form
               8-K of the Company, dated April 3, 1996, File No. 1-13102)

     10.15     Contribution Agreement, dated January 31, 1997, among FR
               Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the Company's Annual Report on Form 10-K for the year ended December
               31, 1996, File No. 1-13102)

     10.16+    Employment Agreement, dated December 4, 1996, between the
               Company and Michael T. Tomasz (incorporated by reference to
               Exhibit 10.59 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

     10.17+    Employment Agreement, dated February 1, 1997, between the
               Company and Michael W. Brennan (incorporated by reference to
               Exhibit 10.60 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

Exhibit No.    Description
-----------    -----------
     10.18+    Employment Agreement, dated January 31, 1997, between the Company and Jan Burman (incorporated by reference to Exhibit 10.61 of the
               Company's Annual Report on Form 10-K for the year ended December
               31, 1996, File No. 1-13102)

     10.19*+   Employment Agreement, dated December 9, 1997, between the
               Company and Scott P. Sealy, Sr.

     10.20*+   Employment Agreement, dated December 10, 1997, between the
               Company and Donald Thompson

     10.21+    1997 Stock Incentive Plan (incorporated by reference to Exhibit
               10.62 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

     12.1* Computation of ratios of earnings to fixed charges and preferred stock dividends of the Company

     21.1*     Subsidiaries of the Registrant

     23*       Consent of Coopers & Lybrand L.L.P.

     27*       Financial Data Schedule


     *         Filed herewith.

     +         Indicates a compensatory plan or arrangement contemplated by Item
               14 a (3) of Form 10-K.





      (B)  REPORTS ON FORM 8-K AND FORM 8-K/A

                Report on Form 8-K/A No. 2 filed October 16, 1997, dated June 30, 1997, relating to the acquisition of 68 properties, one parking lot and land parcels for future development. The reports include Combined Historical Statements of Revenues and Certain Expenses for the acquired properties and Pro Forma Statements of Operations for First Industrial Realty Trust, Inc.

                Report on Form 8-K filed October 21, 1997, dated October 15, 1997, Underwriting Agreement dated October 6, 1997 for 5,400,000 shares of the Company's Common Stock, par value $.01 per share.

                Report on Form 8-K filed November 14, 1997, dated October 30, 1997, relating to the acquisition of 127 properties, the negotiations to acquire an additional 79 properties and the acquisition of land parcels for future development. The reports include Combined Historical Statements of Revenues and Certain Expenses for the acquired and to be acquired properties and Pro Forma Statements of Operations for First Industrial Realty Trust, Inc.

                Report on Form 8-K dated December 11, 1997, as amended by the report on Form 8-K/A No. 1 filed January 22, 1998, as further amended by the report on Form 8-K/A No. 2 filed February 26, 1998, relating to the acquisition of 85 properties, the negotiations to acquire an additional property and the acquisition of land parcels for future development. The reports include Combined Historical Statements of Revenues and Certain Expenses for the acquired and to be acquired properties and Pro Forma Balance Sheet and Pro Forma Statements of Operations for First Industrial Realty Trust, Inc.

--------------------------------------------------------------------------------

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


                               FIRST INDUSTRIAL REALTY TRUST, INC.



Date:  March 23, 1998                       By:      /s/ Michael T. Tomasz
                                                     -----------------------------------------------
                                                     Michael T. Tomasz
                                                     President, Chief Executive Officer and Director
                                                     (Principal Executive Officer)


Date:  March 23, 1998                       By:      /s/ Michael J. Havala
                                                     -----------------------------------------------
                                                     Michael J. Havala
                                                     Chief Financial Officer
                                                     (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                   Title                                      Date
---------                                   -----                                      ----

/s/ Jay H. Shidler                          Chairman of the Board of Directors         March 23, 1998
-----------------------------------------
    Jay H. Shidler


/s/ Michael T. Tomasz                       President, Chief Executive Officer         March 23, 1998
-----------------------------------------   and Director
    Michael T. Tomasz


/s/ Michael W. Brennan                      Chief Operating Officer and Director       March 23, 1998
-----------------------------------------
    Michael W. Brennan


/s/ Michael G. Damone                       Director of Strategic Planning             March 23, 1998
-----------------------------------------   and Director
    Michael G. Damone


/s/ John L. Lesher                          Director                                   March 23, 1998
-----------------------------------------
    John L. Lesher


/s/ Kevin W. Lynch                          Director                                   March 23, 1998
-----------------------------------------
    Kevin W. Lynch


/s/ John E. Rau                             Director                                   March 23, 1998
-----------------------------------------
    John E. Rau


/s/ Robert J. Slater                        Director                                   March 23, 1998
-----------------------------------------
    Robert J. Slater


/s/ J. Steven Wilson                        Director                                   March 23, 1998
-----------------------------------------
    J. Steven Wilson


                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
     3.1       Amended and Restated Articles of Incorporation of the Company
               (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the
               Company for the fiscal quarter ended June 30, 1996, File No.
               1-13102)

     3.2       Amended and Restated Bylaws of the Company, dated September 4,
               1997 (incorporated by reference to Exhibit 1 of the Company's
               Form 8-K, dated September 4, 1997, as filed on September 29,
               1997, File No. 1-13102)

     3.3 Articles of Amendment to the Company's Articles of Incorporation, dated June 20, 1994 (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June
               30, 1996, File No. 1-13102)

     3.4       Articles Supplementary relating to the Company's 91/2% Series A
               Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.4 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

     3.5 Articles of Amendment to the Company's Articles of Incorporation, dated May 31, 1996 (incorporated by reference to Exhibit 3.3 of the Form 10-Q of the Company for the fiscal quarter ended June
               30, 1996, File No. 1-13102)

     3.6       Articles Supplementary relating to the Company's 8 3/4% Series B
               Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A
               No. 1 of the Company filed May 30, 1997, File No. 1-13102)

     3.7       Articles Supplementary relating to the Company's 8 5/8% Series C
               Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.1 of the Form 8-K of the Company dated
               June 6, 1997, File No. 1-13102)

     3.8       Articles Supplementary relating to the Company's 7.95% Series D
               Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated
               February 6, 1997, File No. 1-13102)

     3.9*      Articles Supplementary relating to the Company's 7.90% Series E
               Cumulative Preferred Stock, $.01 par value.

     3.10      Articles Supplementary relating to the Company's Junior
               Participating Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.10 of Form S-3 of the Company and First
               Industrial, L.P. dated September 24, 1997, Registration No.
               333-29879)

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

     4.5       Form of Guarantee and Payment Agreement between First Industrial
               Securities, L.P. and First Industrial Securities Corporation for the benefit of American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-3, File No. 33-97014)

     4.6       Form of Agency and Advance Agreement among First Industrial
               Realty Trust, Inc., First Industrial Securities, L.P. and
               American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 4.9 of the Company's Registration
               Statement on Form S-3, File No. 33-97014)

Exhibit No.    Description
-----------    -----------
     4.7       Form of Guarantee Agency Agreement among First Industrial Realty
               Trust, Inc., First Industrial Securities, L.P. and American
               National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 4.10 of the Company's Registration Statement
               on Form S-3, File No. 33-97014)

     4.8       Form of Limited Partnership Agreement of First Industrial
               Securities, L.P. (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3, File No. 33-97014)

     4.9       Deposit Agreement, dated May 14, 1997, by and among the Company,
               First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit
               4.3 of the Form 10-Q of the Company for the fiscal quarter ended
               March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

     4.10      Deposit Agreement, dated June 6, 1997, by and among the Company,
               First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit
               4.2 of the Form 8-K of the Company, dated June 6, 1997, File No.
               1-13102)

     4.11      Deposit Agreement, dated February 6, 1998, by and among the
               Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Company, dated February 6,
               1998, File No. 1-13102)

     4.12 *    Deposit Agreement dated March 18, 1998, by and among the
               Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts.

     4.13      Indenture, dated as of May 13, 1997, between First Industrial,
               L.P. and First Trust National Association, as Trustee
               (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No.
               1-13102).

     4.14      Supplemental Indenture No. 1, dated as of May 13, 1997, between
               First Industrial, L.P. and First Trust National Association as
               Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102).

     4.15      Supplemental Indenture No. 2, dated as of May 22, 1997, between
               First Industrial, L.P. and First Trust National Association as
               Trustee relating to $100 million of 7 3/8% Notes due 2011
               (incorporated by reference to Exhibit 4.4 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)

     4.16      Supplemental Indenture No. 3 dated October 28, 1997 between First
               Industrial, L.P. and First Trust National Association providing for the issuance of Medium-term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4 of Form 8-K of First Industrial, L.P., dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)

     4.17* 6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P.

     4.18* 7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P.

     4.19* 7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P.

     4.20      Trust Agreement, dated as of May 16, 1997, between First
               Industrial, L.P. and First Bank National Association, as Trustee
               (incorporated by reference to Exhibit 4.5 of the Form 10-Q of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)

     4.21      Rights Agreement, dated as of September 16, 1997, between the
               Company and First Chicago Trust Company of New York, as Rights
               Agent (incorporated by reference to Exhibit 99.1 of Form 8-A12B as filed on September 24, 1997, File No. 1-13102)

     4.22*     Unsecured Revolving Credit Agreement (the "Unsecured Revolving
               Credit Agreement"), dated as of December 15, 1997, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and
               The First National Bank of Chicago, Union Bank of Switzerland,
               New York Branch and certain other banks

     10.1 *    Sixth Amended and Restated Limited Partnership Agreement of First
               Industrial, L.P., dated March 18, 1998

Exhibit No.    Description
-----------    -----------
     10.2      Non-Competition Agreement between Jay H. Shidler and First
               Industrial Realty Trust, Inc. (incorporated by reference to
               Exhibit 10.16 of the Company's Annual Report on Form 10-K for the
               year ended December 31, 1994, File No. 1-13102)

     10.3      Form of Non-Competition Agreement between each of Michael T.
               Tomasz, Paul T. Lambert, Michael J. Havala, Michael W. Brennan,
               Michael G. Damone, Duane H. Lund, and Johannson L. Yap and First
               Industrial Realty Trust, Inc. (incorporated by reference to
               Exhibit 10.14 to the Company's Registration Statement on Form
               S-11, File No. 33-77804)

     10.4+     1994 Stock Incentive Plan (incorporated by reference to Exhibit
               10.37 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)

     10.5 Letter of Resignation from Paul T. Lambert to First Industrial, dated January 10, 1996 (incorporated by reference to Exhibit
               10.40 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-13102)

     10.6+ Employee Stock Option Agreement Amendment for Paul T. Lambert, dated December 31, 1995 (incorporated by reference to Exhibit
               10.41 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-13102)

     10.7+     Separation Agreement, dated January 10, 1996, between First
               Industrial and Paul T. Lambert (incorporated by reference to
               Exhibit 10.42 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-13102)

     10.8      Noncompetition Agreement between First Industrial and Paul T.
               Lambert, dated January 1, 1996 (incorporated by reference to
               Exhibit 10.43 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-13102)

     10.9      Interest Rate Protection Agreement (incorporated by reference to
               Exhibit 10.40 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)

     10.10     Interest Rate Protection Termination Agreement between First
               Industrial Financing Partnership, L.P. and UBS Securities (Swaps)
               Inc. (incorporated by reference to Exhibit 10.45 of the Company's
               Annual Report on Form 10-K for the year ended December 31, 1995,
               File No. 1-13102)

     10.11     Interest Rate Protection Agreement between First Industrial
               Financing Partnership, L.P. and UBS Securities (Swaps) Inc.
               (incorporated by reference to Exhibit 10.46 of the Company's
               Annual Report on Form 10-K for the year ended December 31, 1995,
               File No. 1-13102)

     10.12     Interest Rate Swap Agreement between First Industrial, L.P. and
               UBS Securities (Swaps) Inc. (incorporated by reference to Exhibit
               10.47 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-13102)

     10.13     First Industrial Realty Trust, Inc. Deferred Income Plan
               (incorporated by reference to Exhibit 10 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1996, File No.
               1-13102)

     10.14     Contribution Agreement, dated March 19, 1996, among FR
               Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form
               8-K of the Company, dated April 3, 1996, File No. 1-13102)

     10.15     Contribution Agreement, dated January 31, 1997, among FR
               Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the Company's Annual Report on Form 10-K for the year ended December
               31, 1996, File No. 1-13102)

     10.16+ Employment Agreement, dated December 4, 1996, between the Company and Michael T. Tomasz (incorporated by reference to Exhibit 10.59 of the Company's Annual Report on Form 10-K for the year ended
               December 31, 1996, File No. 1-13102)

     10.17+ Employment Agreement, dated February 1, 1997, between the Company and Michael W. Brennan (incorporated by reference to Exhibit
               10.60 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

     10.18+ Employment Agreement, dated January 31, 1997, between the Company and Jan Burman (incorporated by reference to Exhibit 10.61 of the Company's Annual Report on Form 10-K for the year ended December
               31, 1996, File No. 1-13102)

     10.19*+ Employment Agreement, dated December 9, 1997, between the Company and Scott P. Sealy, Sr.

     10.20*+   Employment Agreement, dated December 10, 1997, between the
               Company and Donald Thompson

     10.21+    1997 Stock Incentive Plan (incorporated by reference to Exhibit
               10.62 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

     12.1* Computation of ratios of earnings to fixed charges and preferred stock dividends of the Company

     21.1*     Subsidiaries of the Registrant

Exhibit No.    Description
-----------    -----------

     23*       Consent of Coopers & Lybrand L.L.P.

     27*       Financial Data Schedule


     *         Filed herewith.

     +         Indicates a compensatory plan or arrangement contemplated by Item
               14 a (3) of Form 10-K.

                       FIRST INDUSTRIAL REALTY TRUST, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                                        PAGE
FINANCIAL STATEMENTS
    Report of Independent Accountants ................................................   F-2

    Consolidated Balance Sheets of First Industrial Realty Trust, Inc. (the "Company")
      as of December 31, 1997 and 1996 ...............................................   F-3

    Consolidated Statements of Operations of the Company for the Years Ended
      December 31, 1997, 1996 and 1995 ...............................................   F-4

    Consolidated Statements of Changes in Stockholders' Equity of the Company for the
      Years Ended December 31, 1997, 1996 and 1995 ...................................   F-5

    Consolidated Statements of Cash Flows of the Company for the Years Ended
      December 31, 1997, 1996 and 1995 ...............................................   F-6

    Notes to Consolidated Financial Statements .......................................   F-7


FINANCIAL STATEMENT SCHEDULE

    Schedule III:  Real Estate and Accumulated Depreciation ..........................   S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of First Industrial Realty Trust, Inc.


         We have audited the consolidated financial statements and the financial statement schedule of First Industrial Realty Trust, Inc. (the "Company") as listed on page F-1 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Industrial Realty Trust, Inc. as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.










                                      COOPERS & LYBRAND L.L.P.

Chicago, Illinois
February 17, 1998

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   December 31,     December 31,
                                                                      1997              1996
                                                                   -----------      -----------
                                                ASSETS
Assets:
 Investment in Real Estate:
     Land ....................................................     $   299,020      $   153,390
     Buildings and Improvements ..............................       1,663,731          880,924
     Furniture, Fixtures and Equipment .......................           1,437            1,662
     Construction in Progress ................................          30,158           14,803
     Less: Accumulated Depreciation ..........................        (121,030)         (91,457)
                                                                   -----------      -----------
          Net Investment in Real Estate ......................       1,873,316          959,322

 Cash and Cash Equivalents ...................................          13,222            7,646
 Restricted Cash .............................................         313,060           11,837
 Tenant Accounts Receivable, Net .............................           6,280            4,667
 Deferred Rent Receivable ....................................          10,144            8,290
 Interest Rate Protection Agreements, Net ....................            --              8,376
 Deferred Financing Costs, Net ...............................           8,594            7,442
 Prepaid Expenses and Other Assets, Net ......................          47,547           15,020
                                                                   -----------      -----------
          Total Assets .......................................     $ 2,272,163      $ 1,022,600
                                                                   ===========      ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Mortgage Loans Payable ......................................     $   101,198      $   392,082
 Defeased Mortgage Loan Payable ..............................         300,000             --
 Senior Unsecured Debt, Net ..................................         648,994             --
 Acquisition Facilities Payable ..............................         129,400            4,400
 Promissory Notes Payable ....................................            --              9,919
 Accounts Payable and Accrued Expenses .......................          50,373           18,374
 Rents Received in Advance and Security Deposits .............          14,104            6,122
 Dividends/Distributions Payable .............................          22,010           16,281
                                                                   -----------      -----------
          Total Liabilities ..................................       1,266,079          447,178
                                                                   -----------      -----------

Minority Interest ............................................         151,494           42,861
Commitments and Contingencies ................................            --               --

Stockholders' Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized,
  1,650,000, 40,000 and 20,000 shares of Series A, B and C
  Cumulative Preferred Stock, respectively, issued and
  outstanding at December 31, 1997 having a liquidation
  preference of $25 per share ($41,250), $2,500 per share
  ($100,000) and $2,500 per share ($50,000), respectively,
  and 1,650,000 shares of Series A Cumulative Preferred Stock issued and outstanding at December 31, 1996 having a
  liquidation preference of $25 per share ($41,250)) .........              17               17
Common Stock ($.01 par value, 100,000,000 shares authorized,
  36,433,859 and 29,939,417 shares issued and outstanding at
  December 31, 1997 and 1996, respectively ...................             364              299
Additional Paid-in-Capital ...................................         934,622          584,009
Distributions in Excess of Accumulated Earnings ..............         (76,996)         (51,764)
Unearned Value of Restricted Stock Grants ....................          (3,417)            --
                                                                   -----------      -----------
          Total Stockholders' Equity .........................         854,590          532,561
                                                                   -----------      -----------
          Total Liabilities and Stockholders' Equity .........     $ 2,272,163      $ 1,022,600
                                                                   ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        Year Ended     Year Ended     Year Ended
                                                       December 31,   December 31,   December 31,
                                                           1997           1996           1995
                                                        ---------      ---------      ---------
Revenues:
   Rental Income ..................................     $ 164,389      $ 109,113      $  83,522
   Tenant Recoveries and Other Income .............        46,028         30,942         22,964
   Interest Income- Defeasance ....................        12,786           --             --
                                                        ---------      ---------      ---------
     Total Revenues ...............................       223,203        140,055        106,486
                                                        ---------      ---------      ---------

Expenses:
   Real Estate Taxes ..............................        34,653         23,371         16,998
   Repairs and Maintenance ........................         8,278          5,408          3,872
   Property Management ............................         7,850          5,067          3,539
   Utilities ......................................         5,801          3,582          2,060
   Insurance ......................................           568            877            903
   Other ..........................................         2,612            919            930
   General and Administrative .....................         6,248          4,018          3,135
   Interest Expense ...............................        49,859         28,954         28,591
   Amortization of Interest Rate Protection
    Agreements and Deferred Financing Costs .......         2,812          3,286          4,438
   Depreciation and Other Amortization ............        39,573         28,049         22,264
                                                        ---------      ---------      ---------
     Total Expenses ...............................       158,254        103,531         86,730
                                                        ---------      ---------      ---------

Income Before Gain (Loss) on Disposition of
 Interest
   Rate Protection Agreements, Gain on Sales of
    Properties, Minority Interest and Extraordinary        64,949         36,524         19,756
    Loss
   Gain (Loss) on Disposition of Interest Rate
    Protection Agreements .........................         1,430           --           (6,410)

Gain on Sales of Properties .......................         5,003          4,344           --
                                                        ---------      ---------      ---------
Income Before Minority Interest and Extraordinary
 Loss .............................................        71,382         40,868         13,346
Income Allocated to Minority Interest .............        (5,312)        (2,931)          (997)
                                                        ---------      ---------      ---------
Income Before Extraordinary Loss ..................        66,070         37,937         12,349
Extraordinary Loss ................................       (14,124)        (2,273)          --
                                                        ---------      ---------      ---------
Net Income ........................................        51,946         35,664         12,349
Preferred Stock Dividends .........................       (11,856)        (3,919)          (468)
                                                        ---------      ---------      ---------
Net Income Available to Common Stockholders .......     $  40,090      $  31,745      $  11,881
                                                        =========      =========      =========

Net Income Available to Common Stockholders
 Before Extraordinary Loss Per Weighted Average
 Common Share Outstanding
   Basic ..........................................     $    1.72      $    1.37      $     .63
                                                        =========      =========      =========
   Diluted ........................................     $    1.70      $    1.37      $     .63
                                                        =========      =========      =========

Extraordinary Loss Per Weighted Average Common
 Share Outstanding
   Basic ..........................................     $    (.45)     $    (.09)          $---
                                                        =========      =========      =========
   Diluted ........................................     $    (.44)     $    (.09)          $---
                                                        =========      =========      =========

Net Income Available to Common Stockholders Per
 Weighted Average Common Share Outstanding
   Basic ..........................................     $    1.27      $    1.28      $     .63
                                                        =========      =========      =========
   Diluted ........................................     $    1.26      $    1.28          $. 63
                                                        =========      =========      =========



    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, except per Share data)




                                                                             Additional               Distributions     Unearned
                                                  Preferred       Common       Paid-In      Retained   In Excess of   Value of Rest.
                                    Total           Stock         Stock        Capital      Earnings  Accum. Earnings   Stock Grants
                                   ---------      ---------     ---------     ---------     --------- ---------------   ------------
Balance at December 31, 1994 ..    $ 292,420      $    --     $     189     $ 301,201       $    --      $  (8,970)       $    --
 Net Proceeds from Issuance of
  Preferred Stock .............       36,719             17          --          36,702          --             --             --
 Preferred Stock Dividends
  ($.2837 per Series A Share)..         (468)          --            --            --            (468)          --             --
 Distributions
  ($1.905 per Share/Unit) .....      (38,898)          --            --            --         (12,878)       (26,020)          --
 Net Income Before Minority
  Interest ....................       13,346           --            --            --          13,346           --             --
 Minority Interest:
 Allocation of Income .........         (997)          --            --            --            --             (997)          --
 Distributions ($1.905 per
  Unit)........................        2,896           --            --            --            --            2,896           --
 Conversion of Units to Common
  Stock .......................        1,005           --               1         1,004          --             --             --
                                   ---------      ---------     ---------     ---------     ---------      ---------      ---------

Balance at December 31, 1995  .      306,023             17           190       338,907          --          (33,091)          --
 Net Proceeds from Issuance of
  Common Stock ................      244,040           --             109       243,931          --             --             --
 Preferred Stock Dividends
  ($2.375 per Series A Share) .       (3,919)          --            --            --          (3,919)          --             --
 Distributions
  ($1.9675 per Share/Unit) ....      (54,318)          --            --            --         (34,676)       (19,642)          --
 Exercise of Stock Options ....          228           --            --             228          --             --             --
 Net Income Before Minority
  Interest ....................       38,595           --            --            --          38,595           --             --

 Minority Interest: ...........         --
 Allocation of Income .........       (2,931)          --            --            --            --           (2,931)          --
 Distributions ($1.9675 per
  Unit) .......................        3,900           --            --            --            --            3,900           --

 Conversion of Units to Common
  Stock .......................          943           --            --             943          --             --             --
                                   ---------      ---------     ---------     ---------     ---------      ---------      ---------

Balance at December 31, 1996...      532,561             17           299       584,009          --          (51,764)          --
 Net Proceeds from Issuance of
  Preferred Stock .............      144,289           --            --         144,289          --             --             --
 Net Proceeds from Issuance of
  Common Stock ................      195,456           --              60       195,396          --             --             --
 Issuance of Restricted Stock .         --             --               1         3,654          --             --           (3,655)
 Amortization of Restricted
  Stock .......................          238           --            --            --            --             --              238
Grants
 Preferred Stock Dividends
  ($2.375 per Series A Share,
  $137.326 per Series B Share
  and $122.029 per
  Series C Share) .............      (11,856)          --            --            --         (11,856)          --             --

 Distributions
  ($2.045 per Share/Unit ......      (73,836)          --            --            --         (45,402)       (28,434)          --
 Exercise of Stock Options ....        3,883           --               2         3,881          --             --             --
 Net Income Before Minority
  Interest ....................       57,258           --            --            --          57,258           --             --
 Minority Interest:
 Allocation of Income .........       (5,312)          --            --            --            --           (5,312)          --
 Distributions ($2.045 per Unit        8,514           --            --            --            --            8,514           --
  Conversion of Units to Common
  Stock .......................        3,395           --               2         3,393          --             --             --
                                   ---------      ---------     ---------     ---------     ---------      ---------      ---------
Balance at December 31, 1997 ..    $ 854,590      $      17     $     364     $ 934,622     $    --        $ (76,996)     $  (3,417)
                                   =========      =========     =========     =========     =========      =========      =========


    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                Year Ended    Year Ended    Year Ended
                                                               December 31,  December 31,  December 31,
                                                                    1997         1996         1995
                                                                 ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ................................................   $  51,946    $  35,664    $  12,349
   Income Allocated to Minority Interest .....................       5,312        2,931          997
                                                                 ---------    ---------    ---------
   Income Before Minority Interest ...........................      57,258       38,595       13,346
   Adjustments to Reconcile Net Income to Net Cash Provided by
   Operating Activities:
   Depreciation ..............................................      35,286       24,542       19,440
   Amortization of Interest Rate Protection Agreement and
     Deferred Financing Costs ................................       2,812        3,286        4,438
   Other Amortization ........................................       4,353        3,507        2,824
   Provision for Bad Debts ...................................         850          100          352
   Gain on Sales of Properties ...............................      (5,003)      (4,344)        --
   (Gain)Loss from Disposition of Interest Rate Protection
     Agreements ..............................................      (1,430)        --          6,410
   Extraordinary Loss ........................................      14,124        2,273         --
   Increase in Tenant Accounts Receivable, Prepaid Expenses
     and Other Assets ........................................     (23,034)      (4,448)      (5,207)
   Increase in Deferred Rent Receivable ......................      (2,075)      (1,189)      (1,584)
   Increase in Accounts Payable and Accrued Expenses and Rents
     Received in Advance and Security Deposits ...............      17,644        2,085          953
   Increase in Organization Costs ............................        (185)         (68)        (153)
   Decrease (Increase) in Restricted Cash ....................       2,035       (1,718)      (2,278)
                                                                 ---------    ---------    ---------
      Net Cash Provided by Operating Activities ..............     102,635       62,621       38,541
                                                                 ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of and Additions to Investment in Real Estate ....    (827,871)    (257,156)     (87,908)
   Proceeds from Sale of Investment in Real Estate ...........      33,658       14,972         --
   Funding of Mortgage Loans Receivable ......................     (18,785)        --           --
   Repayment of Mortgage Loans Receivable ....................       4,751         --           --
   (Increase) Decrease in Restricted Cash ....................       2,742        1,613        3,749
                                                                 ---------    ---------    ---------
      Net Cash Used in Investing Activities ..................    (805,505)    (240,571)     (84,159)
                                                                 ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Sale of Common Stock ........................     200,360      260,703         --
   Common Stock Underwriting Discounts/Offering Costs ........      (5,221)     (15,190)        --
   Proceeds from Exercise of Employee Stock Options ..........       3,883         --           --
   Proceeds from Sale of Preferred Stock .....................     150,000         --         41,250
   Preferred Stock Underwriting Discounts/Offering Costs .....      (5,710)        (408)      (4,123)
   Proceeds from Sale of Interest Rate Protection Agreements .       9,950         --           --
   Purchase of Interest Rate Protection Agreements ...........        (150)        --           --
   Purchase of U.S. Government Securities ....................    (300,000)        --           --
   Proceeds from Maturity of U.S. Government Securities ......     300,000         --           --
   Increase in Restricted Cash- Defeasance ...................    (306,000)        --           --
   Proceeds from Senior Unsecured Debt .......................     983,757         --           --
   Repayment of Senior Unsecured Debt ........................    (334,800)        --           --
   Other Proceeds from Senior Unsecured Debt .................       2,377         --           --
   Other Costs of Senior Unsecured Debt ......................      (2,294)        --           --
   Dividends/Distributions ...................................     (68,107)     (47,991)     (38,592)
   Preferred Stock Dividends .................................     (11,856)      (4,387)        --
   Proceeds from Mortgage Loans Payable ......................        --         36,750       52,850
   Repayments on Mortgage Loans Payable ......................     (11,156)        (935)      (6,000)
   Proceeds from Acquisition Facilities Payable ..............     540,100      103,523       83,943
   Repayments on Acquisition Facilities Payable ..............    (415,100)    (147,357)     (84,408)
   Proceeds from Construction Loans Payable ..................        --           --          4,873
   Repayment of Construction Loans Payable ...................        --         (4,873)        --
   Repayment of Promissory Notes Payable .....................      (9,919)        --           --
   Cost of Debt Issuance and Retirement of Debt ..............     (11,668)      (3,158)      (4,373)
                                                                 ---------    ---------    ---------
       Net Cash Provided by Financing Activities .............     708,446      176,677       45,420
                                                                 ---------    ---------    ---------
   Net Increase (Decrease) in Cash and Cash Equivalents ......       5,576       (1,273)        (198)
   Cash and Cash Equivalents, Beginning of Period ............       7,646        8,919        9,117
                                                                 ---------    ---------    ---------
   Cash and Cash Equivalents, End of Period ..................   $  13,222    $   7,646    $   8,919
                                                                 =========    =========    =========

    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


1.   ORGANIZATION AND FORMATION OF COMPANY

         First Industrial Realty Trust, Inc. was organized in the state of Maryland on August 10, 1993. First Industrial Realty Trust, Inc. is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. First Industrial Realty Trust, Inc. and its subsidiaries (as discussed below) (the "Company") is continuing and expanding the midwestern industrial property business of The Shidler Group and the properties and businesses contributed by three other contributing businesses (the "Contributing Businesses").

         The Company began operations on July 1, 1994. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner. As of December 31, 1997, the Company owned 769 in-service properties located in 22 states, containing an aggregate of approximately 56.6 million square feet (unaudited) of gross leasable area ("GLA"). Of the 769 properties owned by the Company, 193 are held by First Industrial Financing Partnership, L.P. (the "Financing Partnership"), 522 are held by the Operating Partnership, six are held by First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership"), five are held by First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), 19 are held by First Industrial Securities, L.P. (the "Securities Partnership"), 23 are held by First Industrial Mortgage Partnership, L.P. (the "Mortgage Partnership") and one is held by First Industrial Indianapolis, L.P.
(the "Indianapolis Partnership").


2.    BASIS OF PRESENTATION

         First Industrial Realty Trust, Inc. is the sole general partner of the Operating Partnership, with an approximate 86.0% ownership interest at December 31, 1997. Minority interest at December 31, 1997, represents the approximately 14.0% aggregate partnership interest in the Operating Partnership held by the limited partners thereof. First Industrial Realty Trust, Inc. is the sole stockholder of First Industrial Finance Corporation, First Industrial Pennsylvania Corporation, First Industrial Harrisburg Corporation, First Industrial Securities Corporation, First Industrial Mortgage Corporation, First Industrial Indianapolis Corporation and FI Development Services Corporation, which are the sole general partners of the Financing Partnership, the Pennsylvania Partnership, the Harrisburg Partnership, the Securities Partnership, the Mortgage Partnership, the Indianapolis Partnership, and First Industrial Development Services, L.P., respectively. The Operating Partnership is the sole limited partner of the Financing Partnership, the Pennsylvania Partnership, the Harrisburg Partnership, the Securities Partnership, the Mortgage Partnership, the Indianapolis Partnership, and First Industrial Development Services, L.P. The Operating Partnership is also the sole member of FR Development Services, LLC, and the majority stockholder of First Industrial Enterprises of Michigan and FR Development Services, Inc. The consolidated financial statements of the Company at December 31, 1997 and 1996 and for each of the three years ended December 31, 1997 include the accounts and operations of the Company and its subsidiaries.
All significant intercompany transactions have been eliminated in consolidation.


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 1997 and 1996, and the reported amounts of revenues and expenses for the years ended December 31, 1997, 1996 and 1995. Actual results could differ from those estimates.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Cash and Cash Equivalents:

         Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short maturity of these investments.

Investment in Real Estate and Depreciation:

         Purchase accounting has been applied when ownership interests in properties were acquired for cash. The historical cost basis of properties has been carried over when the Contributing Businesses' ownership interests were exchanged for Operating Partnership units on July 1, 1994 and purchase accounting has been used for all other properties that were subsequently acquired for Operating Partnership units.

         The Company reviews its properties on a quarterly basis for impairment and provides a provision if impairments are determined. First, to determine if impairment may exist, the Company reviews its properties and identifies those which have had either an event of change or event of circumstances warranting further assessment of recoverability. Then, the Company estimates the fair value of those properties on an individual basis by capitalizing the expected net operating income.
Such amounts are then compared to the property's depreciated cost to determine whether an impairment exists.

         Interest expense, real estate taxes and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:

                                                           Years
                                                        ----------
       Buildings and Improvements..............         31.5 to 40
       Land Improvements.......................             15
       Furniture, Fixtures and Equipment.......           5 to 10

         Construction expenditures for tenant improvements and leasing commissions are capitalized and amortized over the terms of each specific lease. Repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized.

         When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss.

Deferred Financing Costs:

         Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $1,672 and $4,549 at December 31, 1997 and 1996, respectively. Unamortized deferred financing fees are written-off when debt is retired before the maturity date (see Note 9).

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Revenue Recognition:

         Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for taxes, insurance and other property operating expenses and is recognized as revenues in the same period the related expenses are incurred by the Company.

         The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,450 and $600 as of December 31, 1997 and December 31, 1996, respectively.

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

         The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. The provision for such state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

         For federal income tax purposes, the cash distributions paid to stockholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Distributions paid for the year ended December 31, 1997, totaling $65,322, are characterized 62.30% ($1.274 per share) as ordinary income, 35.60% ($.728 per share) as return of capital and 2.10% ($.043 per share) as 28% long-term capital gain. Distributions paid for the year ended December 31, 1996 totaling $50,418 are characterized 65.97% ($1.300 per share) as ordinary income and 34.03% ($.670 per share) as return of capital. Distributions paid for the year ended December 31, 1995 totaling $36,003 are characterized 40.17% ($.765 per share) as ordinary income and 59.83% ($1.140 per share) as return of capital.

Earnings Per Common Share:

         The Company has adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). Net income per weighted average share - basic is based on the weighted average common shares outstanding. Net income per weighted average share - diluted is based on the weighted average common shares outstanding plus the effect of in-the-money employee stock options. See Note 10 for the disclosure required under FAS 128.

Fair Value of Financial Instruments:

         The Company's financial instruments include short-term investments, tenant accounts receivable, accounts payable, other accrued expenses, mortgage loans payable, acquisition facilities payable, senior unsecured debt and interest rate protection agreements. The fair value of the short-term investments, tenant accounts receivable, accounts payable and other accrued expenses were not materially different from their carrying or contract values.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

See Note 4 for the fair values of the mortgage loans payable, acquisition facilities payable, senior unsecured debt and interest rate protection agreements.

Derivative Financial Instruments:

         The Company's interest rate protection agreements (the "Agreements") are used to limit the interest rate on the Company's $300,000 mortgage loan and fix the interest rate on anticipated offerings of senior unsecured debt. Receipts or payments resulting from the Agreements used to limit the interest rate on the Company's $300,000 mortgage loan are recognized as adjustments to interest expense. In the event that the Company terminates these Agreements, the Company would recognize a gain (loss) from the disposition of the Agreements equal to the amount of cash received or paid at termination less the carrying value of the Agreements on the Company's balance sheet. Receipts or payments resulting from the settlement of Agreements used to fix the interest rate on anticipated offerings of senior unsecured debt are amortized over the life of the senior unsecured debt that the Agreements were used to hedge as an adjustment to interest expense using the effective interest method (or the straight line method if this method is not materially different from the effective interest method). The credit risks associated with the Agreements are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of the Agreements, the Company's exposure is limited to the current value of the interest rate differential, not the notional amount, and the Company's carrying value of the Agreements on the balance sheet. The Agreements have been executed with creditworthy financial institutions. As such, the Company considers the risk of nonperformance to be remote.

Recent Accounting Pronouncements:

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, requires the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, " Elements of Financial Statements" as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has not yet determined its comprehensive income.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, " Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has not yet determined the impact of this statement on its financial statements.

Reclassification:

         Certain 1996 items have been reclassified to conform to the 1997 presentation.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

4. MORTGAGE LOANS, SENIOR UNSECURED DEBT, ACQUISITION FACILITIES, PROMISSORY NOTES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS

Mortgage Loans:

         On June 30, 1994, the Company, through the Financing Partnership, entered into a $300,000 mortgage loan (the "1994 Mortgage Loan"). On April 4, 1997, the Company purchased U.S. Government securities as substitute collateral to execute a legal defeasance of the $300,000 mortgage loan (the "1994 Defeased Mortgage Loan") (See Note 9). Upon the execution of the legal defeasance, 180 of the 195 properties collateralizing the 1994 Defeased Mortgage Loan were released leaving 15 properties and the U.S. Government securities as collateral. On January 2, 1998, the Company used the gross proceeds from the maturity of the U.S. Government securities to pay off and retire the 1994 Defeased Mortgage Loan. Due to the retirement of the 1994 Defeased Mortgage Loan, the remaining 15 properties were released on January 2, 1998. The 1994 Defeased Mortgage Loan provided for interest only payments at a floating interest rate of LIBOR plus 1.40% which such interest rate had been limited to 7.2% from June 30, 1994 through June 30, 1995 through the use of the 1994 Interest Rate Protection Agreement (hereinafter defined). From July 1, 1995 through May 15, 1997, the 1994 Defeased Mortgage Loan's interest rate had been effectively fixed at the rate of 6.97% through the use of the 1995 Interest Rate Protection Agreements (hereinafter defined). From May 16, 1997 through December 31, 1997, the 1994 Defeased Mortgage Loan's interest rate had been limited to 7.2% through the use of the 1997 Interest Rate Protection Agreement (hereinafter defined).

         Under the terms of the 1994 Defeased Mortgage Loan, certain cash reserves were required to be and had been set aside for payment of tenant improvements, capital expenditures, interest, real estate taxes, insurance and potential environmental costs as well as certain other cash reserves to pay off and retire the 1994 Defeased Mortgage Loan. The amount of cash reserves for payment of potential environmental costs was determined by the lender and was established at the closing of the 1994 Defeased Mortgage Loan. The amounts included in the cash reserves relating to payments of tenant improvements, capital expenditures, interest, real estate taxes and insurance were determined by the lender and approximated the next periodic payment of such items. At December 31, 1997 and 1996, these reserves totaled $310,943 and $10,223, respectively, and are included in Restricted Cash. Such cash reserves were invested in a money market fund at December 31, 1997. The maturity of these investments is one day; accordingly, cost approximates fair market value. On January 2, 1998, $300,000 of these cash reserves were used to pay down and retire the 1994 Defeased Mortgage Loan, $6,000 of these cash reserves were used to pay a prepayment fee on the 1994 Defeased Mortgage Loan and the remaining cash reserves were returned to the Company.

         On December 29, 1995, the Company, through the Mortgage Partnership, entered into a $40,200 mortgage loan (the"1995 Mortgage Loan"). In the first quarter of 1996, the Company made a one time paydown of $200 on the 1995 Mortgage Loan which decreased the outstanding balance to $40,000. The 1995 Mortgage Loan matures on January 11, 2026 and provides for interest only payments through January 11, 1998, after which monthly principal and interest payments are required based on a 28-year amortization schedule. The interest rate under the 1995 Mortgage Loan is fixed at 7.22% per annum through January 11, 2003. After January 11, 2003, the interest rate adjusts through a predetermined formula based on the applicable Treasury rate. The 1995 Mortgage Loan is collateralized by 23 properties held by the Mortgage Partnership. The 1995 Mortgage Loan may be prepaid after January 11, 2003.

         Under the terms of the 1995 Mortgage Loan, certain cash reserves are required to be and have been set aside for refunds of security deposits and payments of capital expenditures, interest, real estate taxes and insurance. The amount of cash reserves segregated for security deposits is adjusted as tenants turn over. The amounts included in the cash reserves relating to payments of capital expenditures, interest, real estate taxes and insurance were determined by the lender and approximate the next periodic payment of such items. At December 31, 1997 and 1996, these reserves totaled $2,117 and $1,614, respectively, and are included in Restricted Cash. Such cash reserves

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

4. MORTGAGE LOANS, SENIOR UNSECURED DEBT, ACQUISITION FACILITIES, PROMISSORY NOTES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED


were invested in a money market fund at December 31, 1997. The maturity of these investments is one day; accordingly, cost approximates fair market value.

         On December 14, 1995, the Company, through First Industrial Harrisburg, L.P., entered into a $6,650 mortgage loan (the "Harrisburg Mortgage Loan") that was collateralized by first mortgage liens on three properties in Harrisburg, Pennsylvania. The Harrisburg Mortgage Loan bore interest at a rate based on LIBOR plus 1.5% or prime plus 2.25%, at the Company's option, and provided for interest only payments through May 31, 1996, with monthly principal and interest payments required subsequently based on a 26.5-year amortization schedule. On December 15, 1997, the Company paid off and retired the Harrisburg Mortgage Loan (see Note 9).

         On March 20, 1996, the Company, through the Operating Partnership, and the Indianapolis Partnership, entered into a $36,750 mortgage loan (the "CIGNA Loan") that is collateralized by seven properties in Indianapolis, Indiana and three properties in Cincinnati, Ohio. The CIGNA Loan bears interest at a fixed interest rate of 7.50% and provides for monthly principal and interest payments based on a 25-year amortization schedule. The CIGNA Loan matures on April 1, 2003. The CIGNA Loan may be prepaid only after April 30, 1999 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

         On March 20, 1996, the Company, through the Operating Partnership, assumed a $6,424 mortgage loan and a $2,993 mortgage loan (together, the "Assumed Loans") that are collateralized by 13 properties in Indianapolis, Indiana and one property in Indianapolis, Indiana, respectively. The Assumed Loans bear interest at a fixed rate of 9.25% and provide for monthly principal and interest payments based on a 16.75-year amortization schedule. The Assumed Loans mature on January 1, 2013. The Assumed Loans may be prepaid only after December 22, 1999 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

         In conjunction with an acquisition of a portfolio of properties on January 31, 1997, the Company, through the Operating Partnership, assumed two mortgage loans in the amount of $3,800 (the "LB Mortgage Loan I") and $705 (the "LB Mortgage Loan II"). The LB Mortgage Loan I, which was collateralized by a property located in Long Island, New York and provided for interest only payments prior to its maturity date of July 11, 1998, was paid off and retired by the Company on December 19, 1997 (see Note 9). The LB Mortgage Loan II, which is collateralized by a property located in Long Island, New York, is interest free until February, 1998, at which time the LB Mortgage Loan II bears interest at 8.00% and provides for interest only payments prior to maturity. The LB Mortgage Loan II matures 180 days after the completion of a contingent event relating to the environmental status of the property collateralizing the loan.

         In conjunction with the acquisition of a portfolio of properties on October 23, 1997, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $4,153 (the "Acquisition Mortgage Loan I"). The Acquisition Mortgage Loan I is collateralized by a property in Bensenville, Illinois, bears interest at a fixed rate of 8.50% and provides for monthly principal and interest payments based on a 15-year amortization schedule. The Acquisition Mortgage Loan I matures on August 1, 2008. The Acquisition Mortgage Loan I may be prepaid after July 15, 1998 in exchange for a prepayment fee.

         In conjunction with the acquisition of a portfolio of properties on December 9, 1997, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $7,997 (the "Acquisition Mortgage Loan II"). The Acquisition Mortgage Loan II is collateralized by ten properties in St. Charles, Louisiana, bears interest at a fixed

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

4. MORTGAGE LOANS, SENIOR UNSECURED DEBT, ACQUISITION FACILITIES, PROMISSORY NOTES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED


rate of 7.75% and provides for monthly principal and interest payments based on a 22-year amortization schedule. The Acquisition Mortgage Loan II matures on April 1, 2006. The Acquisition Mortgage Loan II may be prepaid only after April 9, 1999 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

         In conjunction with the acquisition of a portfolio of properties on December 23, 1997, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $3,598 (the "Acquisition Mortgage Loan III"). The Acquisition Mortgage Loan III is collateralized by two properties in Houston, Texas, bears interest at a fixed interest rate of 8.875% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan III matures on June 1, 2003. The Acquisition Mortgage Loan III may be prepaid only after June 30, 1998 in exchange for the greater of a 2% prepayment fee or a yield maintenance premium.

Senior Unsecured Debt:

         On April 4, 1997, the Company, through the Operating Partnership, entered into a $309,800 unsecured loan (the "Defeasance Loan"). The Defeasance Loan bore interest at LIBOR plus 1% and had a scheduled maturity of July 1, 1999. The gross proceeds from the Defeasance Loan were used to purchase U.S. Government Securities as substitute collateral to execute a legal defeasance of the 1994 Defeased Mortgage Loan. The Defeasance Loan was paid off and retired in May, 1997 (See Note 9).

         On May 13, 1997, the Company, through the Operating Partnership, issued $150,000 of senior unsecured debt which matures on May 15, 2007 and bears a coupon interest rate of 7.60% (the "2007 Notes"). The issue price of the 2007 Notes was 99.965%. Interest is paid semi-annually in arrears on May 15 and November 15. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2007 Notes prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2007 Notes as an adjustment to the interest expense. The 2007 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

         On May 13, 1997, the Company, through the Operating Partnership, issued $100,000 of senior unsecured debt which matures on May 15, 2027, and bears a coupon interest rate of 7.15% (the "2027 Notes"). The issue price of the 2027 Notes was 99.854%. The 2027 Notes are redeemable, at the option of the holders thereof, on May 15, 2002. Interest is paid semi-annually in arrears on May 15 and November 15. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2027 Notes prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2027 Notes as an adjustment to interest expense. The 2027 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

         On May 22, 1997, the Company, through the Operating Partnership, issued $100,000 of senior unsecured debt which matures on May 15, 2011 and bears a coupon interest rate of 7.375% (the "2011 Notes"). The issue price of the 2011 Notes was 99.348%. Interest is paid semi-annually in arrears on May 15 and November 15. The 2011 Notes are redeemable, at the option of the holder thereof, on May 15, 2004 (the "Put Option"). The Company received approximately $1,781 of proceeds from the holder of the 2011 Notes as consideration for the Put Option. The Company amortizes the Put Option amount over the life of the Put Option as an adjustment to interest expense. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Notes prior to issuance. The debt issue discount and the settlement amount of the interest rate protection

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

4. MORTGAGE LOANS, SENIOR UNSECURED DEBT, ACQUISITION FACILITIES, PROMISSORY NOTES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED


agreement are being amortized over the life of the 2011 Notes as an adjustment to interest expense. The 2011 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

         On November 20, 1997, the Company, through the Operating Partnership, issued $50,000 of senior unsecured debt which matures on November 21, 2005 and bears a coupon interest rate of 6.90% (the "2005 Notes"). The issue price of the 2005 Notes was 100%. Interest is paid semi-annually in arrears on May 21 and November 21. The 2005 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

         On November 24, 1997, the Company, through the Operating Partnership, entered into a $25,000 unsecured loan (the "November 1997 Unsecured Loan"). The November 1997 Unsecured Loan bore interest at LIBOR plus .80% and had a scheduled maturity date of December 31, 1997. The November 1997 Unsecured Loan was paid off and retired on December 5, 1997 (see Note 9).

         On December 8, 1997, the Company, through the Operating Partnership, issued $150,000 of senior unsecured debt which matures on December 1, 2006 and bears a coupon interest rate of 7.00% (the "2006 Notes"). The issue price of the 2006 Notes was 100%. Interest is paid semi-annually in arrears on June 1 and December 1. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2006 Notes prior to issuance. The settlement amount of the interest rate protection agreement is being amortized over the life of the 2006 Notes as an adjustment to interest expense.
The 2006 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

         On December 8, 1997, the Company, through the Operating Partnership, issued $100,000 of unsecured debt which matures on December 1, 2017 and bears a coupon interest rate of 7.50% (the "2017 Notes"). The issue price of the 2017 Notes was 99.808%. Interest is paid semi-annually in arrears on June 1 and December 1. The Operating Partnership will amortize the debt issue discount over the life of the 2017 Notes as an adjustment to interest expense. The 2017 Notes may be redeemed at any time at the option of the Company, in whole or in part, at a redemption price equal to the sum of the principal amount of the 2017 Notes being redeemed plus accrued interest thereon to the redemption date and any make-whole amount, as defined in the Prospectus Supplement relating to the 2017 Notes.

Acquisition Facilities:

         In connection with the Initial Offering, the Company, through the Operating Partnership, entered into a $100,000 collateralized revolving credit facility (the "1994 Acquisition Facility"). During the quarter ended June 30, 1995, the capacity of the 1994 Acquisition Facility was increased to $150,000. Borrowings under the 1994 Acquisition Facility bore interest at a floating rate equal to LIBOR plus 2.00% or a "Corporate Base Rate" plus .50%, at the Company's election. Effective July 12, 1996, the lenders reduced the interest rate to LIBOR plus 1.75%. In December 1996, the Company terminated the 1994 Acquisition Facility (see Note 9) and entered into a $200,000 unsecured revolving credit facility (the "1996 Unsecured Acquisition Facility") which initially bore interest at LIBOR plus 1.10% or a "Corporate Base Rate" plus .25% and provided for interest only payments until the maturity date. In December 1997, the Company terminated the 1996 Unsecured Acquisition Facility (see Note 9) and entered into a $300,000 unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility") which initially bears interest at LIBOR plus .80% or a "Corporate Base Rate" at the Company's election, and provides for interest only payments until maturity. The Company may borrow under the facility to finance the acquisition of additional properties and for other corporate purposes, including to obtain additional working capital. The 1997 Unsecured Acquisition Facility contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

4. MORTGAGE LOANS, SENIOR UNSECURED DEBT, ACQUISITION FACILITIES, PROMISSORY NOTES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED


         In December 1995, the Company, through the Operating Partnership, entered into a $24,219 collateralized revolving credit facility (the "1995 Credit Line"). The 1995 Credit Line bore interest at a floating rate of LIBOR plus 2.45%. The Company terminated the 1995 Credit Line in February 1996 (See
Note 9).

         In May 1996, the Company, through the Operating Partnership, entered into a $10,000 collateralized revolving credit facility (the "1996 Credit Line"). The 1996 Credit Line bore interest at a floating rate from LIBOR plus 2.45% to LIBOR plus 2.75%, depending on the term of the interest rate option. The Company terminated the 1995 Credit Line in November 1996 (See Note 9).

         In September 1996, the Company, through the Operating Partnership, entered into a $40,000 revolving credit facility ("1996 Acquisition Facility"). Borrowings under the 1996 Acquisition Facility bore interest at a floating rate equal to LIBOR plus 2.00% or a "Corporate Base Rate" plus .50%, at the Company's election. The Company terminated the 1996 Acquisition Facility in November 1996 (see Note 9).

Promissory Notes Payable:

         On September 30, 1996, the Company, through the Operating Partnership, entered into a $6,489 promissory note and a $3,430 promissory note (collectively referred to as "Promissory Notes") as partial consideration for the purchase of two properties in Columbus, Ohio. Both Promissory Notes bore interest at 8.00%. The Promissory Notes were paid off and retired on January 6, 1997.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

4. MORTGAGE LOANS, SENIOR UNSECURED DEBT, ACQUISITION FACILITIES, PROMISSORY NOTES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED


         The following table discloses certain information regarding the Company's mortgage loans, senior unsecured debt, acquisition facility and promissory notes payable:

                            OUTSTANDING BALANCE       ACCRUED INTEREST         INTEREST
                                     AT                  PAYABLE AT             RATE AT
                           ---------------------    ---------------------     ----------
                           DECEMBER    DECEMBER     DECEMBER    DECEMBER       DECEMBER        MATURITY
                           31, 1997    31, 1996     31, 1997    31, 1996       31, 1997          DATE
                           ---------   ---------    ---------   ---------     ----------       ----------
MORTGAGE LOANS PAYABLE
1994 Mortgage Loan .....   $    --     $ 300,000    $    --     $   1,750        N/A              N/A
                           ---------   ---------    ---------   ---------

1995 Mortgage Loan .....      40,000      40,000          168         168       7.22%           1/11/26
Harrisburg Mortgage Loan        --         6,504         --            39        N/A              N/A
CIGNA Loan .............      35,813      36,363         --          --         7.50%           4/01/03
Assumed Loans ..........       8,950       9,215         --          --         9.25%           1/01/13
LB Mortgage Loan II ....         705        --           --          --          (1)              (1)
Acquisition Mortgage
  Loan I ...............       4,135        --             29        --         8.50%           8/01/08
Acquisition Mortgage
  Loan II ..............       7,997        --             52        --         7.75%           4/01/06
Acquisition Mortgage
  Loan III .............       3,598        --             27        --         8.875%          6/01/03
                           ---------   ---------    ---------   ---------

Total ..................   $ 101,198   $ 392,082    $     276   $   1,957
                           =========   =========    =========   =========

DEFEASED MORTGAGE LOAN
1994 Defeased Mortgage
Loan (formerly definedas
the 1994 Mortgage Loan .   $ 300,000        --          1,831        --         7.09%           1/02/98
                           =========   =========    =========   =========

SENIOR UNSECURED DEBT
2005 Notes .............   $  50,000   $    --      $     393   $    --         6.90%          11/21/05

2006 Notes .............     150,000        --            671        --         7.00%          12/01/06
2007 Notes .............     149,951(2)     --          1,457        --         7.60%           5/15/07
2011 Notes .............      99,377(2)     --            942        --         7.375%          5/15/11(3)
2017 Notes .............      99,809(2)     --            479        --         7.50%          12/01/17(4)
2027 Notes .............      99,857(2)     --            914        --         7.15%           5/15/27(5)
                           ---------   ---------    ---------   ---------

Total ..................   $ 648,994   $    --      $   4,856   $    --
                           =========   =========    =========   =========

ACQUISITION FACILITY
PAYABLE
1996 Unsecured
 Acquisition Facility ..   $    --     $   4,400    $    --     $       3        N/A              N/A
1997 Unsecured
 Acquisition Facility ..     129,400        --            297        --         6.77%           4/30/01
                           ---------   ---------    ---------   ---------

Total ..................   $ 129,400   $   4,400    $     297   $       3
                           =========   =========    =========   =========

PROMISSORY NOTES PAYABLE
Promissory Notes .......   $    --     $   9,919    $    --     $      68        N/A              N/A
                           =========   =========    =========   =========


(1) The LB Mortgage Loan II is interest free until February 1998 at which time the mortgage loan bears interest at 8%. The loan matures as described above.
(2) The 2007 Notes, 2011 Notes, 2017 Notes and 2027 Notes are net of unamortized discounts of $49, $623, $191 and $143, respectively.
(3) The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004.
(4) The 2017 notes are redeemable at the option of the Company at any time based upon a predetermined formula.
(5) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

4. MORTGAGE LOANS, SENIOR UNSECURED DEBT, ACQUISITION FACILITIES, PROMISSORY NOTES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED

Fair Value:

         At December 31, 1996 the fair value of the Company's mortgage loans payable, acquisition facility payable and promissory notes payable were not materially different from their carrying values. The value of the interest rate protection agreements was approximately $7,959. At December 31, 1997, the fair value of the Company's mortgage loans payable, senior unsecured debt, acquisition facility payable and interest rate protection agreements were as follows:


                                Carrying            Fair
                                 Amount             Value
                               -----------       -----------
Mortgage Loans Payable .       $   101,198       $   105,838
Defeased Mortgage Loan
Payable ................           300,000           300,000
Senior Unsecured Debt ..           648,994           666,954
Acquisition Facility ...           129,400           129,400
Payable ................
Interest Rate Protection
Agreements .............              --              (4,974)
                               -----------       -----------
Total ..................       $ 1,179,592       $ 1,197,218
                               ===========       ===========


         The following is a schedule of maturities of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                    Amount
                 -----------
1998             $  301,843
1999                  2,036
2000                  2,203
2001                131,764
2002                  2,559
Thereafter          739,488
                 ----------
Total            $1,179,893
                 ==========

         The above table presents the 1994 Defeased Mortgage Loan maturing in 1998 due to its prepayment on January 2, 1998.

Interest Rate Protection Agreements:

         In conjunction with obtaining the 1994 Mortgage Loan, the Company, through the Financing Partnership, purchased an interest rate protection agreement (the "1994 Interest Rate Protection Agreement") which effectively limited the interest rate during the initial five-year term of the 1994 Mortgage Loan to 7.20% per annum. Prior to the subsequent replacement of the 1994 Interest Rate Protection Agreement, its cost of $18,450 had been capitalized and was being amortized over the five-year term of the agreement. Effective July 1, 1995, the Company replaced the 1994 Interest Rate Protection Agreement with new interest rate protection agreements and entered into interest rate swap agreements (together, the "1995 Interest Rate Protection Agreements") with a notional value of $300,000, which together effectively fixed the annual interest rate on the 1994 Mortgage Loan at 6.97% for six years through June 30, 2001. As a result of the replacement of the interest rate protection agreement, the Company incurred a one-time loss of $6,400. The costs of the 1995 Interest Rate Protection Agreements had been capitalized and were being amortized over the respective terms of the 1995 Interest Rate Protection Agreements. On May 16, 1997, the

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

4. MORTGAGE LOANS, SENIOR UNSECURED DEBT, ACQUISITION FACILITIES, PROMISSORY NOTES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED


Company sold the 1995 Interest Rate Protection Agreements and entered into a new interest rate protection agreement (the "1997 Interest Rate Protection Agreement") at a cost of $150 with a notional value of $300,000 which expired at the end of 1997. The 1997 Interest Rate Protection Agreement effectively limited the interest rate on the 1994 Defeased Mortgage Loan to 7.20% until December 31, 1997. The cost of the 1997 Interest Rate Protection Agreement had been capitalized and was being amortized on a straight-line basis over the remaining life of the 1997 Interest Rate Protection Agreement. Accumulated amortization on the interest rate protection agreements was $223 as of December 31, 1996. As of December 31, 1997 the interest rate protection agreements were fully amortized and written off.

         The Company, from time to time, enters into interest rate protection agreements which are used to lock into a fixed interest rate on anticipated offerings of senior unsecured debt. At December 31, 1997, the following interest rate protection agreements were outstanding:


Notional Value   Interest Rate   Valuation Basis      Settlement Date
--------------   -------------   ----------------     ---------------
$100,000         6.037%          10-Year Treasury     July 1, 1998

$100,000         6.317%          30-Year Treasury     July 1, 1998

$100,000         5.999%          30-Year Treasury     January 4, 1999



5.     STOCKHOLDERS' EQUITY

Common Stock:

         On February 2, 1996, the Company issued 5,175,000 shares of $.01 par value common stock (the "February 1996 Equity Offering") inclusive of the underwriters' over-allotment option. The price per share in the February 1996 Equity Offering was $22, resulting in gross offering proceeds of $113,850. Proceeds to the Company, net of underwriters' discount and total offering expenses, were approximately $106,343.

         On October 25, 1996, the Company issued 5,750,000 shares of $.01 par value common stock (the "October 1996 Equity Offering") inclusive of the underwriters' over-allotment option. The price per share in the October 1996 Equity Offering was $25.50, resulting in gross offering proceeds of $146,625. Proceeds to the Company, net of underwriters' discount and total offering expenses, were approximately $137,697.

         On September 16, 1997, the Company issued 637,440 shares of $.01 par value common stock (the "September 1997 Equity Offering"). The price per share in the September 1997 Equity Offering was $31.38, resulting in gross offering proceeds of $20,000. Proceeds to the Company, net of underwriters' discount and total offering expenses, were approximately $18,900.

         On October 15, 1997, the Company issued 5,400,000 shares of $.01 par value common stock (the "October 1997 Equity Offering"). The price per share was $33.40 resulting in gross offering proceeds of $180,360. Proceeds to the Company, net of underwritings' discount and the total offering expenses, were approximately $176,556.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


5.    STOCKHOLDERS' EQUITY, CONTINUED

Preferred Stock:

         In 1995, the Company issued 1,650,000 shares of 9.5%, $.01 par value, Series A Cumulative Preferred Stock (the "Series A Preferred Stock") at an initial offering price of $25 per share. Dividends on the Series A Preferred Stock are cumulative from the date of initial issuance and are payable quarterly in arrears. The payment of dividends and amounts upon liquidation, dissolution or winding-up ranks senior to the payments on the Company's $.01 par value common stock ("Common Stock"). The Series A Preferred Stock is not redeemable prior to November 17, 2000. On or after November 17, 2000, the Series A Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at $25.00 per share, or $41,250 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series A Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

         The payment of dividends on, and payments on liquidation or redemption of, the Series A Preferred Stock is guaranteed by the Securities Partnership (the "Guarantor") pursuant to a Guarantee and Payment Agreement (the "Guarantee Agreement"). The Series A Preferred Stock is the only class of securities of the Company which has the benefit of such guarantee. To the extent the Company fails to make any payment of dividend or pay any portion of the liquidation preference on or the redemption price of any shares of Series A Preferred Stock, the Guarantor will be obligated to pay an amount to each holder of Series A Preferred Stock equal to any such shortfall.

         On May 14, 1997, the Company issued 4,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 8 3/4%, $.01 par value, Series B Cumulative Preferred Stock (the "Series B Preferred Stock"), at an initial offering price of $25 per Depositary Share. Dividends on the Series B Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series B Preferred Stock ranks senior to payments on the Company's Common Stock and pari passu with the Company's Series A Preferred Stock and Series C Preferred Stock (hereinafter defined). The Series B Preferred Stock is not redeemable prior to May 14, 2002. On or after May 14, 2002, the Series B Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $100,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series B Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

         On June 6, 1997, the Company issued 2,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the "Series C Preferred Stock"), at an initial offering price of $25 per Depositary Share. Dividends on the Series C Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series C Preferred Stock ranks senior to payments on the Company's Common Stock and pari passu with the Company's Series A Preferred Stock and Series B Preferred Stock. The Series C Preferred Stock is not redeemable prior to June 6, 2007. On or after June 6, 2007, the Series C Preferred Stock are redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series C Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


5.    STOCKHOLDERS' EQUITY, CONTINUED

         The following table summarizes certain information regarding the Company's preferred stock:

                                Stated Value at
                           --------------------------    Initial     Optional
                           December 31,  December 31,   Dividend    Redemption
                               1997          1996         Rate         Date
                           ------------  ------------   --------    ----------
Series A Preferred Stock     $ 41,250     $ 41,250         9.5%       11/17/00

Series B Preferred Stock      100,000         --           8.75%      5/14/02

Series C Preferred Stock       50,000         --           8.625%     6/06/07
                             --------     --------
Total                        $191,250     $ 41,250
                             ========     ========

Shareholders' Rights Plan:

         On September 4, 1997, the Board of Directors of the Company declared a dividend distribution of one Preferred Share Purchase Right ("Right") for each outstanding share of common stock, par value $.01 per share, of the Company (the "Common Stock"). The dividend distribution was made on October 20, 1997 to stockholders of record as of the close of business on October 19, 1997. In addition, a Right will attach to each share of Common Stock issued in the future. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Junior Participating Preferred Stock (the "Junior Preferred Stock"), at a price of $125 per one one-hundredth of a share (the "Purchase Price"), subject to adjustment. The Rights become exercisable only if a person or group of affiliated or associated persons (an "Acquiring Person") acquires, or obtains the right to acquire, beneficial ownership of Common Stock or other voting securities ("Voting Stock") that have 15% or more of the voting power of the outstanding shares of Voting Stock, or if an Acquiring Person commences or makes an announcement of an intention to commence a tender offer or exchange offer to acquire beneficial ownership of Voting Stock that have 15% or more of the voting power of the outstanding shares of Voting Stock. The Rights will expire on October 19, 2007, unless redeemed earlier by the Company at $.001 per Right, or exchanged by the Company at an exchange ratio of one share of Common Stock per Right.

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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


5.    STOCKHOLDERS' EQUITY, CONTINUED

Dividends/Distributions:

         The following table summarizes dividends/distributions for the past two years:

Common Stock/Operating Partnership Units
----------------------------------------
                                                                                    Dividend/
                                                                                   Distribution         Total
                                                                                    per Share/        Dividend/
                                   Record Date              Payable Date               Unit          Distribution
                               --------------------    -----------------------     -------------    ---------------
   First Quarter 1996          March 29, 1996          April 22, 1996                $.48750           $12,477
   Second Quarter 1996         June 28, 1996           July 22, 1996                 $.48750           $12,759
   Third Quarter 1996          September 27, 1996      October 21, 1996              $.48750           $12,801
   Fourth Quarter 1996         December 31, 1996       January 20, 1997              $.50500           $16,281
   First Quarter 1997          March 31, 1997          April 21, 1997                $.50500           $16,904
   Second Quarter 1997         June 30, 1997           July 21, 1997                 $.50500           $17,222
   Third Quarter 1997          September 30, 1997      October 20, 1997              $.50500           $17,703
   Fourth Quarter 1997         December 31, 1997       January 20, 1998              $.53000           $22,010



Series A Preferred Stock
------------------------
                                                                                    Dividend
                                   Record Date              Payable Date            per Share        Total Dividend
                               --------------------    -----------------------     -------------    ---------------

First Quarter 1996             March 15, 1996          March 31, 1996              $    .59375      $       980
Second Quarter 1996            June 14, 1996           June 30, 1996               $    .59375      $       980
Third Quarter 1996             September 16, 1996      September 30, 1996          $    .59375      $       980
Fourth Quarter 1996            December 13, 1996       December 31, 1996           $    .59375      $       980
First Quarter 1997             March 14, 1997          March 31, 1997              $    .59375      $       980
Second Quarter 1997            June 13, 1997           June 30, 1997               $    .59375      $       980
Third Quarter 1997             September 15, 1997      September 30, 1997          $    .59375      $       980
Fourth Quarter 1997            December 15, 1997       December 31, 1997           $    .59375      $       980


Series B Preferred Stock
------------------------
                                                                                    Dividend
                                   Record Date              Payable Date            per Share        Total Dividend
                               --------------------    -----------------------     -------------    ---------------
Second Quarter 1997            June 13, 1997           June 30, 1997               $  27.95000      $   1,119
Third Quarter 1997             September 15, 1997      September 30, 1997          $  54.68750      $   2,188
Fourth Quarter 1997            December 15, 1997       December 31, 1997           $  54.68750      $   2,188


Series C Preferred Stock
------------------------
                                                                                    Dividend
                                   Record Date              Payable Date            per Share        Total Dividend
                               --------------------    -----------------------     -------------    ---------------
Third Quarter 1997             September 15, 1997      September 30, 1997          $ 68.12300(1)    $   1,363
Fourth Quarter 1997            December 15, 1997       December 31, 1997           $ 53.90600       $   1,078



(1) $14.217 of this dividend relates to the second quarter of 1997.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


6.   ACQUISITION AND DEVELOPMENT OF REAL ESTATE

          In 1997, the Company acquired 389 industrial properties comprising approximately 22.9 million square feet (unaudited) of GLA for a total purchase price of approximately $862,350 and completed the development of ten properties and two expansions comprising approximately 1.7 million square feet (unaudited) of GLA at a cost of approximately $50,246 .


7.   SALES OF REAL ESTATE

         In 1996, the Company sold six properties. Gross proceeds from these sales totaled approximately $14,972. The gain on sales totaled approximately $4,344.

         In 1997, the Company sold ten in-service properties, one property held for redevelopment and several parcels of land. Gross proceeds from these sales totaled approximately $33,658. The gain on sales totaled approximately $5,003.



8.    DISPOSITION OF INTEREST RATE PROTECTION AGREEMENT

         In July 1995, the Company sold the 1994 Interest Rate Protection Agreement for approximately $12,852. The loss on disposition of the 1994 Interest Rate Protection Agreement totaled approximately $6,410.

         In May 1997, the Company sold the 1995 Interest Rate Protection Agreements for approximately $9,950. The gain on disposition of the 1995 Interest Rate Protection Agreement totaled approximately $1,430.



9.    EXTRAORDINARY ITEMS

         In 1996, the Company terminated the 1994 Acquisition Facility, the 1995 Credit Line, the 1996 Credit Line and the 1996 Acquisition Facility before their contractual maturity date. As a result of these early retirements, the Company recorded an extraordinary loss of $2,273 comprised of a prepayment fee, the write-off of unamortized deferred financing fees, legal costs and other expenses.

         In 1997, the Company terminated the Harrisburg Mortgage Loan, the LB Mortgage Loan I, the Defeasance Loan and the 1996 Unsecured Acquisition Facility before their contractual maturity date. Also, the Company entered into a commitment to pay down and retire the 1994 Defeased Mortgage Loan on January 2, 1998. As a result of the early retirements and the commitment for early retirement of the 1994 Defeased Mortgage Loan, the Company recorded an extraordinary loss of $14,124 comprised of prepayment fees, the write off of unamortized deferred financing fees, legal costs and other expenses.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


10.   EARNINGS PER SHARE

          In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), effective for financial statements ending after December 15, 1997. As required by this statement, the Company adopted the new standard for computing and presenting earnings per share (EPS) for the year ended December 31, 1997, and for all prior-periods' EPS data presented herein. The outstanding Operating Partnership units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income. The computation of basic and diluted EPS, as prescribed by FAS 128, is presented below:


                                                     Year Ended          Year Ended          Year Ended
                                                    December 31,        December 31,        December 31,
                                                        1997                1996                1995
                                                    ------------        ------------        ------------
Numerator:

Income Before Extraordinary Loss ............       $     66,070        $     37,937        $     12,349
 Less: Preferred Stock Dividends ............            (11,856)             (3,919)               (468)
                                                    ------------        ------------        ------------
Net Income Available to Common
 Stockholders Before Extraordinary Loss-
 For Basic and Diluted EPS ..................             54,214              34,018              11,881


Extraordinary Loss ..........................            (14,124)             (2,273)               --
                                                    ------------        ------------        ------------

Net Income Available to Common
 Stockholders- For Basic and Diluted EPS ....       $     40,090        $     31,745        $     11,881
                                                    ============        ============        ============

Denominator:

Weighted Average Common Shares Outstanding at
 December 31, 1997, 1996 and 1995,
 respectively- Basic ........................         31,508,240          24,755,953          18,889,013

Effect of Dilutive Securities:
 Employee Common Stock Options ..............            305,686              86,447                --
                                                    ------------        ------------        ------------

Weighted Average Common Shares Outstanding at
 December 31, 1997, 1996 and 1995,
 respectively- Diluted ......................         31,813,926          24,842,400          18,889,013
                                                    ============        ============        ============

Basic EPS:

Net Income Available to Common
 Stockholders Before Extraordinary Loss .....       $       1.72        $       1.37        $        .63
                                                    ============        ============        ============

Extraordinary Loss ..........................       $       (.45)       $       (.09)       $       --
                                                    ============        ============        ============

Net Income Available to Common Stockholders .       $       1.27        $       1.28        $        .63
                                                    ============        ============        ============

Diluted EPS:

Net Income Available to Common
 Stockholders Before Extraordinary Loss .....       $       1.70        $       1.37        $        .63
                                                    ============        ============        ============

Extraordinary Loss ..........................       $       (.44)       $       (.09)       $       --
                                                    ============        ============        ============

Net Income Available to Common Stockholders .       $       1.26        $       1.28        $        .63
                                                    ============        ============        ============

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



11.   FUTURE RENTAL REVENUES

         The Company's properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 1997 are approximately as follows:

           1998                   $     229,229
           1999                         190,315
           2000                         145,075
           2001                         108,223
           2002                          78,566
           Thereafter                   187,289
                                  -------------
                 Total            $     938,697
                                  ==============


12.   EMPLOYEE BENEFIT PLANS

         The Company maintains two stock incentive plans (the "Stock Incentive Plans") which are administered by the Compensation Committee of the Board of Directors. Only officers and other employees of the Company and its affiliates generally are eligible to participate in the Stock Incentive Plans. However, Independent Directors of the Company receive automatic annual grants of options to purchase 10,000 shares at a per share exercise price equal to the fair market value of a share on the date of grant.

         The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards, (iv) performance share awards and (v) dividend equivalent rights. The exercise price of stock options will be determined by the Compensation Committee, but may not be less than 100% of the fair market value of the shares on the date of grant. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Company. As of January 30, 1998, the Company has authorized 7.7 million shares for issuance under the Stock Incentive Plans, of which, 1.7 million shares are available for future grants. The outstanding stock options generally vest over one to two year periods and have lives of ten years. Stock option transactions are summarized as follows:


                                                          Weighted Average           Exercise
                                                           Exercise Price           Price Per
                                        Share                 per Share                Share
                                   --------------        ------------------       ---------------

Granted at Initial Offering ....          637,500               $   23.50         $    23.50
                                   --------------
Outstanding at December 31, 1994          637,500               $   23.50         $    23.50
   Granted .....................          274,500               $   19.98         $18.25 - $20.25
   Expired or Terminated .......          (54,000)              $   23.50         $    23.50
                                   --------------

Outstanding at December 31, 1995          858,000               $   22.37         $18.25 - $23.50
   Granted .....................          263,500               $   22.94         $22.75 - $25.63
   Exercised ...................          (16,000)              $   23.50         $    23.50
   Expired or Terminated .......          (12,000)              $   23.50         $    23.50
                                   --------------

Outstanding at December 31, 1996        1,093,500               $   22.49         $18.25 - $25.63
   Granted .....................          538,000               $   30.32         $28.50 - $30.375
   Exercised or Converted.......         (300,000)              $   22.50         $18.25 - $23.50
                                   --------------

Outstanding at December 31, 1997        1,331,500               $   25.67         $18.25 - $30.375
                                   ==============

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

12.   EMPLOYEE BENEFIT PLANS, CONTINUED


         The following table summarizes currently outstanding and exercisable options as of December 31, 1997:

                                              Options Outstanding                           Options Exercisable
                              ----------------------------------------------------    --------------------------------
                                                   Weighted
                                                   Average            Weighted                            Weighted
                                 Number           Remaining            Average           Number            Average
Range of Exercise Price       Outstanding        Contractual          Exercise         Exercisable        Exercise
                                                     Life               Price                               Price
--------------------------    -------------     ---------------     --------------    --------------    --------------
$18.25-$25.63                   793,500              7.28              $22.52            793,500           $22.52
$28.50-$30.50                   538,000              9.37              $30.32            229,000           $30.375


         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its Stock Incentive Plans. Accordingly, no compensation expense has been recognized in the consolidated statements of operations. Had compensation cost for the Company's Stock Incentive Plans been determined based upon the fair value at the grant date for awards under the Stock Incentive Plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", net income and earnings per share would have been the pro forma amounts indicated in the table below:



                                                                                           For the Year Ended
                                                                                  --------------------------------------
                                                                                     1997          1996          1995
                                                                                  ---------     ---------     ----------
Net Income Available to Common Stockholders- as reported ..................       $  40,090     $  31,745     $  11,881
Net Income Available to Common Stockholders- pro forma ....................       $  38,810     $  31,239     $  11,881

Net Income Available to Common Stockholders per Share- as reported- Basic .       $    1.27     $    1.28     $     .63
Net Income Available to Common Stockholders per Share- pro forma- Basic ...       $    1.23     $    1.26     $     .63
Net Income Available to Common Stockholders per Share- as reported- Diluted       $    1.26     $    1.28     $     .63
Net Income Available to Common Stockholders per Share- pro forma- Diluted .       $    1.22     $    1.26     $     .63

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
   Expected dividend yield ................................................            8.15%         7.16%         7.16%
   Expected stock price volatility ........................................           20.01%        18.12%        18.12%
   Risk-free interest rate ................................................            6.48%         6.81%         6.05%
   Expected life of options ...............................................            3.78          7.37          5.51

      The weighted average fair value of options granted during 1997, 1996 and 1995 is $2.72, $2.43 and $1.84 per option, respectively.

         In September 1994, the Board of Directors approved and the Company adopted a 401(k)/Profit Sharing Plan. Under the Company's 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. The Company may make, but is not required to make, matching contributions. For the years ended December 31, 1996 and 1995, the Company did not make any matching contributions. For the year ended December 31, 1997, the Company made a matching contribution of approximately $108. In March 1996, the Board of Directors approved and the Company adopted a Deferred Income Plan (the "Plan"). Under the Plan, 194,164 unit awards and 138,500 unit awards were granted for the years ended December 31, 1997 and 1996 respectively, providing the recipients with deferred income benefits which vest in three equal annual installments. The expense related to these deferred income benefits is included in general and administrative expenses in the consolidated statements of operations.

         During 1997, the Company awarded 59,946 shares of restricted Common Stock to certain employees, 1,274 of restricted Common Stock to certain Directors and certain other employees of the Company converted certain employee stock options to 54,936 shares of restricted Common Stock. These restricted shares of Common Stock had

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


12.   EMPLOYEE BENEFIT PLANS, CONTINUED

a fair value of $3,654 on the date of grant. The restricted Common Stock vests over a period from two to ten years. Compensation expense will be charged to earnings over the vesting period.

13.   RELATED PARTY TRANSACTIONS

         The Company often obtains title insurance coverage for its properties from an entity for which an independent Director of the Company became the President, Chief Executive Officer and a Director in 1996.

         On November 19, 1997, the Company exercised an option that was granted on March 19, 1996 to purchase a 100,000 square foot (unaudited) bulk warehouse property located in Indianapolis, Indiana for approximately $3,338. The property was purchased from a partnership in which one of the Company's Senior Regional Directors was a limited partner.

         From time to time, the Company utilizes real estate brokerage services from CB Commercial for which a relative of one of the Company's senior executive officers is an employee.

14.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

         Supplemental disclosure of cash flow information:

                                           Year Ended       Year Ended       Year Ended
                                          December 31,     December 31,     December 31,
                                             1997             1996             1995
                                           ---------        ---------        ---------
    Interest paid, net of
       capitalized interest ........       $  44,627        $  29,309        $  28,248
                                           =========        =========        =========
    Interest capitalized ...........       $   1,151        $     501        $     324
                                           =========        =========        =========

Supplemental schedule of noncash
 investing and financing activities:
    Distribution payable on
        common stock/units .........       $  22,010        $  16,281        $   9,954
                                           =========        =========        =========
    Dividend payable on
        preferred stock ............       $    --          $    --          $     468
                                           =========        =========        =========

Exchange of units for common shares:
        Minority interest ..........       $  (3,395)       $    (943)       $  (1,005)
        Common stock ...............               2             --                  1
        Additional paid in capital .           3,393              943            1,004
                                           ---------        ---------        ---------
                                           $    --          $    --          $    --
                                           =========        =========        =========
    Sale of interest rate
        protection agreement .......       $    --          $    --          $ (12,852)
    Purchase of interest rate
        protection and swap
        agreements .................            --               --             12,852
                                           ---------        ---------        ---------
                                           $    --          $    --          $    --
                                           =========        =========        =========

In conjunction with the property
 acquisitions, the following assets
 and liabilities were assumed:
    Purchase of real estate ........       $ 862,350        $ 252,991        $  63,855
    Mortgage loans .................         (20,272)          (9,417)            --
    Promissory notes ...............            --             (9,919)            --
    Operating partnership units ....        (115,230)         (23,863)            --
    Accounts receivable ............            --               --                153
    Accounts payable and
        accrued expenses ...........         (11,414)          (2,626)          (1,115)
                                           ---------        ---------        ---------

    Acquisition of real estate .....       $ 715,434        $ 207,166        $  62,893
                                           =========        =========        =========

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


15.   COMMITMENTS AND CONTINGENCIES

         In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.

         Thirty-four properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times and at appraised fair market value or at a fixed purchase price generally in excess of the Company's net book value of the asset. The Company has no notice of any exercise of any tenant purchase option.

         The Company has committed to the construction of 12 industrial properties totaling approximately 2.5 million square feet (unaudited). The estimated total construction costs are approximately $90.4 million (unaudited). These developments are expected to be funded with cash flow from operations as well as borrowings under the 1997 Unsecured Acquisition Facility.

         At December 31, 1997, the Company had two letters of credit outstanding in the amounts of $980 and $329. The $980 letter of credit was required under the original issuance of the Series A Preferred Stock to guarantee the payment of one quarter's dividend on the Series A Preferred Stock. The Guarantee Agent of the Series A Preferred Stock is the beneficiary of this letter of credit which expires on June 29, 1998. The $329 letter of credit is pledged to a municipality to guarantee the completion of certain site improvements at one of the Company's property developments. It expires on August 31, 1998.

16.   SUBSEQUENT EVENTS (UNAUDITED)

         During the period January 1, 1998 through March 16, 1998, the Company purchased 56 industrial properties containing an aggregate of 2.9 million square feet of GLA for approximately $103,441, or $36.20 per square foot. The aggregate purchase price consisted of approximately $101,470 million in cash and Operating Partnership units valued at approximately $1,971.

         On January 2, 1998, the Company entered into an interest rate protection agreement to lock into a fixed interest rate on an anticipated offering of senior unsecured debt. The interest rate protection agreement had a notional value of $50,000, an interest rate of 5.937% and a settlement date of October 2, 1998. This interest rate protection agreement's value is based on the 30-year Treasury.

         On January 27, 1998, the Company registered approximately $789,165 of common stock, preferred stock and depositary shares and $400,000 of debt securities.

         On February 4, 1998, the Company issued 5,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the "Series D Preferred Stock"), at an initial offering price of $25 per Depositary Share. Dividends on the Series D Preferred Stock represented by the Depositary Shares are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the dividends and amounts upon liquidation, dissolution or winding up, the Series D Preferred Stock ranks senior to payments on the Company's $.01 par value common stock and pari passu with the Company's Series A, B and C Preferred Stock. The Series D Preferred Stock is not redeemable prior to February 4, 2003. On or after February 4, 2003, the Series D Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $125,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series D Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


16.   SUBSEQUENT EVENTS (UNAUDITED), CONTINUED

         On March 18, 1998, the Company issued 3,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the "Series E Preferred Stock"), at an initial offering price of $25 per Depositary Share. Dividends on the Series E Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series E Preferred Stock ranks senior to payments on the Company's Common Stock and pari passu with the Company's Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock; however, the Series A Preferred Stock has the benefit of a guarantee by First Industrial Securities, L.P. The Series E Preferred Stock is not redeemable prior to March 18, 2003. On or after March 18, 2003, the Series E Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $75,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series E Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

         In March 1998, the Company declared a first quarter dividend of $.53 per share on its common stock which is payable on April 20, 1998. The Company also declared a first quarter dividend of $.59375 per share, $54.688 per share ($.54688 per depositary share), $53.906 per share ($.53906 per depositary share) and a partial period dividend of $30.365 per share ($.30365 per depositary share) on its Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively, which is payable on March 31, 1998.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


17.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



                                                                       YEAR ENDED DECEMBER 31, 1997
                                                         --------------------------------------------------------
                                                          FIRST           SECOND          THIRD           FOURTH
                                                         QUARTER         QUARTER         QUARTER         QUARTER
                                                         --------        --------        --------        --------
Total Revenues ...................................       $ 46,143        $ 52,648        $ 56,377        $ 68,035
Income Before Disposition of Interest Rate
Protection
   Agreements, Gain on Sales of Properties, ......         13,190          15,091          17,180          19,488
Minority Interest
    and Extraordinary Loss
Disposition of Interest Rate Protection Agreements           --             1,430            --              --
Gain on Sales of Properties ......................           --             3,999             187             817
Income Before Minority Interest and Extraordinary          13,190          20,520          17,367          20,305
Loss
Minority Interest ................................         (1,356)           (594)         (1,552)         (1,810)
Income Before Extraordinary Loss .................         11,834          19,926          15,815          18,495
Extraordinary Loss ...............................           --           (12,563)           --            (1,561)
Net Income .......................................         11,834           7,363          15,815          16,934
Preferred Stock Dividends ........................           (980)         (2,385)         (4,245)         (4,246)
                                                         --------        --------        --------        --------
Net Income Available to Common Stockholders ......       $ 10,854        $  4,978        $ 11,570        $ 12,688
                                                         ========        ========        ========        ========
Earnings Per  Share:
    Net Income Available to Common Stockholders
      Before Extraordinary Loss per Weighted Average
      Common Share Outstanding:
                                Basic ............       $    .36        $    .58        $    .38        $    .40
                                                         ========        ========        ========        ========

                                Diluted ..........       $    .36        $    .58        $    .38        $    .40
                                                         ========        ========        ========        ========
   Net Income Available to Common Stockholders per
     Weighted Average Common Share Outstanding:
                                Basic ............       $    .36        $    .17        $    .38        $    .36
                                                         ========        ========        ========        ========
                                Diluted ..........       $    .36        $    .16        $    .38        $    .35
                                                         ========        ========        ========        ========


                                                                      YEAR ENDED DECEMBER 31, 1996
                                                        --------------------------------------------------------
                                                         FIRST           SECOND          THIRD           FOURTH
                                                        QUARTER         QUARTER         QUARTER         QUARTER
                                                        --------        --------        --------        --------
Total Revenues ..................................       $ 30,645        $ 34,779        $ 36,175        $ 38,456
Income Before Gain on Sales of Properties,
Minority Interest ...............................          6,986           8,558           9,419          11,561
   and Extraordinary Loss
Gain on Sales of Properties .....................           --             4,320            --                24
Income Before Minority Interest and Extraordinary          6,986          12,878           9,419          11,585
Loss
Minority Interest ...............................           (404)         (1,001)           (759)           (767)
Income Before Extraordinary Loss ................          6,582          11,877           8,660          10,818
Extraordinary Loss ..............................           (821)           --              --            (1,452)
Net Income ......................................          5,761          11,877           8,660           9,366
Preferred Stock Dividends .......................           (980)           (980)           (980)           (979)
                                                        --------        --------        --------        --------
Net Income Available to Common Stockholders .....       $  4,781        $ 10,897        $  7,680        $  8,387
                                                        ========        ========        ========        ========
Earnings Per  Share:
    Net Income Available to Common Stockholders
       Before Extraordinary Loss per Weighted
       Average Common Share Outstanding:
                                Basic ...........       $    .25        $    .45        $    .32        $    .35
                                                        ========        ========        ========        ========

                                Diluted .........       $    .25        $    .45        $    .32        $    .34
                                                        ========        ========        ========        ========
    Net Income Available to Common Stockholders
       per Weighted Average Common Share Outstanding:
                                Basic ...........       $    .21        $    .45        $    .32        $    .30
                                                        ========        ========        ========        ========
                                Diluted .........       $    .21        $    .45        $    .32        $    .29
                                                        ========        ========        ========        ========

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


18.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

         The following Pro Forma Condensed Statements of Operations for the years ended December 31, 1997 and 1996 are presented as if the acquisition of 501 properties between January 1, 1996 and December 31, 1997 had been acquired on either January 1, 1996 or the lease commencement date if the property was developed and as if the February 1996 Equity Offering, the October 1996 Equity Offering, the Series B Preferred Stock Offering, the Series C Preferred Stock Offering, the September 1997 Equity Offering, the October 1997 Equity Offering, the assumption of secured debt, the issuance of the 2005 Notes, the issuance of the 2006 Notes and the issuance of the 2017 Notes had been completed on January 1, 1996.

                  PRO FORMA CONDENSED STATEMENTS OF OPERATIONS


                                                                    Year Ended
                                                             --------------------------
                                                             December         December
                                                             31, 1997         31, 1996
                                                             ---------        ---------
Total Revenues .......................................       $ 293,404        $ 262,175
Property Expenses ....................................          80,234           76,536
General and Administrative Expense ...................           6,248            4,018
Interest Expense .....................................          62,135           47,383
Depreciation and Other Amortization ..................          50,908           47,362
Amortization of Interest Rate Protection Agreements
   and Deferred Financing Costs ......................           2,812            3,286
                                                             ---------        ---------
Income Before Disposition of Interest Rate Protection
   Agreements, Gain on Sales of Properties,
   Minority Interest and Extraordinary Item ..........          91,067           83,590
Disposition of Interest Rate Protection Agreements ...           1,430             --
Gain on Sales of Properties ..........................           5,003            4,344
                                                             ---------        ---------
Income Before Minority Interest and Extraordinary Item          97,500           87,934
Income Allocated to Minority Interest ................         (11,361)         (10,074)
                                                             ---------        ---------
Income Before Extraordinary Item .....................          86,139           77,860
Preferred Stock Dividends ............................         (16,984)         (16,984)
                                                             ---------        ---------
Income Before Extraordinary Item Available to Common
   Stockholders ......................................       $  69,155        $  60,876
                                                             =========        =========
Income Before Extraordinary Item Available to Common
   Stockholders Per Weighted Average Common Share
   Outstanding- Basic ................................       $    1.91        $    1.68
                                                             =========        =========
Income Before Extraordinary Item Available to Common
   Stockholders Per Weighted Average Common Share
   Outstanding- Diluted ..............................       $    1.89        $    1.68
                                                             =========        =========

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                                  SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)



                                                                                                          (b)
                                                                                                      INITIAL COST
                                                LOCATION                (a)                           ------------
BUILDING ADDRESS                              (CITY/STATE)           ENCUMBRANCES              LAND                BUILDINGS
----------------                              ------------           ------------              ----                ---------
ATLANTA
4250 River Green Parkway                        Duluth, GA               (e)                 $    264            $      1,522
3400 Corporate Parkway                          Duluth, GA               (e)                      281                   1,621
3450 Corporate Parkway                          Duluth, GA               (e)                      506                   2,904
3500 Corporate Parkway                          Duluth, GA               (e)                      260                   1,500
3425 Corporate Parkway                          Duluth, GA               (e)                      385                   2,212
1650 GA Highway 155                           McDonough, GA                                       788                   4,544
415 Industrial Park Road                     Cartersville, GA                                     544                   3,140
434 Industrial Park Road                     Cartersville, GA                                     234                   1,365
435 Industrial Park Road                     Cartersville, GA                                     281                   1,638
14101 Industrial Park Boulevard               Covington, GA                                       285                   1,658
801-804 Blacklawn Road                         Conyers, GA                                        361                   2,095
1665 Dogwood Drive                             Conyers, GA                                        635                   3,662
1715 Dogwood Drive                             Conyers, GA                                        288                   1,675
11235 Harland Drive                           Covington, GA                                       125                     739
700 Westlake Parkway                           Atlanta, GA                                        213                   1,551
800 Westlake Parkway                           Atlanta, GA                                        450                   2,645
4050 Southmeadow Parkway                       Atlanta, GA                                        401                   2,813
4051 Southmeadow Parkway                       Atlanta, GA                                        697                   3,486
4071 Southmeadow Parkway                       Atlanta, GA                                        750                   4,460
4081 Southmeadow Parkway                       Atlanta, GA                                      1,012                   5,450
1875 Rockdale Industrial Blvd.                 Conyers, GA                                        386                   2,264
370 Great Southwest Parkway (l)                Atlanta, GA                                        527                   2,984
955 Cobb Place                                 Kennesaw, GA                                       780                   4,420
6105 Boatrock Blvd                             Atlanta, GA                                         89                     504
1640 Sands Place                               Marietta, GA                                       162                     920
3312 N. Berkeley Lake Road                      Duluth, GA                                      2,937                  16,644
3495 Bankhead Highway (l)                      Atlanta, GA                                        983                   5,568

CENTRAL PENNSYLVANIA
1214-a Freedom Road                       Cranberry Township, PA                                   31                     994
401 Russell Drive                             Middletown, PA                                      262                     857
2700 Commerce Drive                           Middletown, PA                                      196                     997
2701 Commerce Drive                           Middletown, PA                                      141                     859
2780 Commerce Drive                           Middletown, PA                                      113                     743
5035 Ritter Road                            Mechanicsburg, PA                                     360                   1,442
5070-B Ritter Road (l)                      Mechanicsburg, PA                                     395                   2,322
6340 Flank Drive                              Harrisburg, PA                                      361                   2,363
6345 Flank Drive                              Harrisburg, PA                                      293                   2,297
6360 Flank Drive                              Harrisburg, PA                                      218                   2,286
6380 Flank Drive                              Harrisburg, PA                                      109                   1,317
6400 Flank Drive                              Harrisburg, PA                                      153                   1,312
6405 Flank Drive                              Harrisburg, PA                                      221                   1,462
100 Schantz Spring Road                       Allentown, PA                                       532                   3,144
794 Roble Road                                Allentown, PA                                       915                   5,391
7355 Williams Avenue                          Allentown, PA                                       291                   1,725
2600 Beltline Avenue                           Reading, PA                                        341                   2,038
7125 Grayson Road                             Harrisburg, PA                                    1,514                   8,779
7253 Grayson Road                             Harrisburg, PA                                      894                   5,168
5 Keystone Drive                               Lebanon, PA                                        678                       -
5020 Louise Drive                           Mechanicsburg, PA            (d)                      707                       -
7195 Grayson                                  Harrisburg, PA             (d)                      478                   2,771
400 First Street                              Middletown, PA                                      280                   1,839
401 First Street                              Middletown, PA                                      819                   5,381
600 Hunter Lane                               Middletown, PA                                      191                       -
300 Hunter Lane                               Middletown, PA                                      216                       -
3380 Susquehanna Trail North                     York, PA                                         450                   2,550
495 East Locust Lane                             York, PA                                         810                   4,590
350 Old Silver Spring Road                  Mechanicsburg, PA                                     510                   2,890
4500 Westport Drive                         Mechanicsburg, PA                                     690                   3,970
500 Industrial Lane                           Middletown, PA                                      194                   1,272
41 Weaver Road                                  Denver, PA                                      2,501                  14,171


                                              COSTS                                   GROSS AMOUNTS CARRIED
                                            CAPITALIZED                            AT CLOSE OF PERIOD 12/31/97
                                           SUBSEQUENT TO          --------------------------------------------------------------
                                            ACQUISITION                                    BUILDING AND
BUILDING ADDRESS                           OR COMPLETION             LAND                  IMPROVEMENTS                TOTAL
----------------                           -------------          -----------             -------------            -------------
ATLANTA
4250 River Green Parkway                   $          21          $       264             $       1,543            $       1,807
3400 Corporate Parkway                               106                  281                     1,727                    2,008
3450 Corporate Parkway                                18                  506                     2,922                    3,428
3500 Corporate Parkway                                16                  260                     1,516                    1,776
3425 Corporate Parkway                               145                  385                     2,357                    2,742
1650 GA Highway 155                                  165                  788                     4,709                    5,497
415 Industrial Park Road                              51                  544                     3,191                    3,735
434 Industrial Park Road                              72                  234                     1,437                    1,671
435 Industrial Park Road                               9                  281                     1,647                    1,928
14101 Industrial Park Boulevard                      515                  285                     2,173                    2,458
801-804 Blacklawn Road                               164                  361                     2,259                    2,620
1665 Dogwood Drive                                    11                  635                     3,673                    4,308
1715 Dogwood Drive                                    94                  288                     1,769                    2,057
11235 Harland Drive                                   30                  125                       769                      894
700 Westlake Parkway                                 510                  223                     2,051                    2,274
800 Westlake Parkway                                 402                  479                     3,018                    3,497
4050 Southmeadow Parkway                             158                  425                     2,947                    3,372
4051 Southmeadow Parkway                             686                  726                     4,143                    4,869
4071 Southmeadow Parkway                             715                  828                     5,097                    5,925
4081 Southmeadow Parkway                             611                1,157                     5,916                    7,073
1875 Rockdale Industrial Blvd.                        30                  386                     2,294                    2,680
370 Great Southwest Parkway (l)                      214                  546                     3,179                    3,725
955 Cobb Place                                       167                  804                     4,563                    5,367
6105 Boatrock Blvd                                    13                   91                       516                      606
1640 Sands Place                                      34                  166                       951                    1,116
3312 N. Berkeley Lake Road                           788                3,046                    17,323                   20,369
3495 Bankhead Highway (l)                            184                1,005                     5,730                    6,735

CENTRAL PENNSYLVANIA
1214-a Freedom Road                                  617                  205                     1,437                    1,642
401 Russell Drive                                  1,496                  287                     2,328                    2,615
2700 Commerce Drive                                  671                  206                     1,658                    1,864
2701 Commerce Drive                                1,171                  164                     2,007                    2,171
2780 Commerce Drive                                1,033                  209                     1,680                    1,889
5035 Ritter Road                                   2,401                  442                     3,761                    4,203
5070-B Ritter Road (l)                             1,897                  506                     4,108                    4,614
6340 Flank Drive                                   2,522                  563                     4,683                    5,246
6345 Flank Drive                                   2,767                  587                     4,770                    5,357
6360 Flank Drive                                     849                  359                     2,994                    3,353
6380 Flank Drive                                     795                  234                     1,987                    2,221
6400 Flank Drive                                   1,257                  281                     2,441                    2,722
6405 Flank Drive                                   1,256                  313                     2,626                    2,939
100 Schantz Spring Road                               75                  533                     3,218                    3,751
794 Roble Road                                        45                  915                     5,436                    6,351
7355 Williams Avenue                                 203                  291                     1,928                    2,219
2600 Beltline Avenue                                 212                  356                     2,235                    2,591
7125 Grayson Road                                      6                1,514                     8,785                   10,299
7253 Grayson Road                                     27                  894                     5,195                    6,089
5 Keystone Drive                                   4,747                  683                     4,742                    5,425
5020 Louise Drive                                  2,773                  716                     2,764                    3,480
7195 Grayson                                          77                  479                     2,847                    3,326
400 First Street                                     576                  192                     2,503                    2,695
401 First Street                                   1,666                  563                     7,303                    7,866
600 Hunter Lane                                    4,393                  191                     4,393                    4,584
300 Hunter Lane                                    6,059                  216                     6,059                    6,275
3380 Susquehanna Trail North                         137                  467                     2,670                    3,137
495 East Locust Lane                                 237                  838                     4,799                    5,637
350 Old Silver Spring Road                           243                  542                     3,101                    3,643
4500 Westport Drive                                  196                  727                     4,129                    4,856
500 Industrial Lane                                  264                  133                     1,597                    1,730
41 Weaver Road                                       194                2,530                    14,336                   16,866


                                          ACCUMULATED
                                          DEPRECIATION       YEAR BUILT/             DEPRECIABLE
BUILDING ADDRESS                            12/31/97          RENOVATED             LIVES (YEARS)
----------------                          -----------         ---------             -------------
ATLANTA
4250 River Green Parkway                  $       127           1988                     (q)
3400 Corporate Parkway                            177           1987                     (q)
3450 Corporate Parkway                            237           1988                     (q)
3500 Corporate Parkway                            123           1991                     (q)
3425 Corporate Parkway                            211           1990                     (q)
1650 GA Highway 155                               468           1991                     (q)
415 Industrial Park Road                          278           1986                     (q)
434 Industrial Park Road                          121           1988                     (q)
435 Industrial Park Road                          147           1986                     (q)
14101 Industrial Park Boulevard                   149           1984                     (q)
801-804 Blacklawn Road                            256           1982                     (q)
1665 Dogwood Drive                                325           1973                     (q)
1715 Dogwood Drive                                195           1973                     (q)
11235 Harland Drive                                71           1988                     (q)
700 Westlake Parkway                              227           1990                     (q)
800 Westlake Parkway                              285           1991                     (q)
4050 Southmeadow Parkway                          276           1991                     (q)
4051 Southmeadow Parkway                          399           1989                     (q)
4071 Southmeadow Parkway                          480           1991                     (q)
4081 Southmeadow Parkway                          543           1989                     (q)
1875 Rockdale Industrial Blvd.                    202           1966                     (q)
370 Great Southwest Parkway (l)                    87           1986                     (q)
955 Cobb Place                                     38           1991                     (q)
6105 Boatrock Blvd                                  1           1972                     (q)
1640 Sands Place                                    2           1977                     (q)
3312 N. Berkeley Lake Road                        823           1969                     (q)
3495 Bankhead Highway (l)                         150           1986                     (q)

CENTRAL PENNSYLVANIA
1214-a Freedom Road                               450           1982                     (q)
401 Russell Drive                                 611           1990                     (q)
2700 Commerce Drive                               366           1990                     (q)
2701 Commerce Drive                               346           1989                     (q)
2780 Commerce Drive                               370           1989                     (q)
5035 Ritter Road                                  915           1988                     (q)
5070-B Ritter Road (l)                            917           1989                     (q)
6340 Flank Drive                                1,049           1988                     (q)
6345 Flank Drive                                1,065           1989                     (q)
6360 Flank Drive                                  692           1988                     (q)
6380 Flank Drive                                  423           1991                     (q)
6400 Flank Drive                                  527           1992                     (q)
6405 Flank Drive                                  552           1991                     (q)
100 Schantz Spring Road                           278           1993                     (q)
794 Roble Road                                    474           1984                     (q)
7355 Williams Avenue                              238           1989                     (q)
2600 Beltline Avenue                              335           1985                     (q)
7125 Grayson Road                                 814           1991                     (q)
7253 Grayson Road                                 482           1990                     (q)
5 Keystone Drive                                  291           1995                     (q)
5020 Louise Drive                                 257           1995                     (q)
7195 Grayson                                      219           1994                     (q)
400 First Street                                  140          1963/96                   (q)
401 First Street                                  405          1963/96                   (q)
600 Hunter Lane                                    73           1997                     (q)
300 Hunter Lane                                    75           1996                     (q)
3380 Susquehanna Trail North                       55           1990                     (q)
495 East Locust Lane                               99           1993                     (q)
350 Old Silver Spring Road                         64           1968                     (q)
4500 Westport Drive                                60           1996                     (q)
500 Industrial Lane                                88          1970/96                   (q)
41 Weaver Road                                     30           1974                     (q)

                                                                                                          (b)
                                                                                                      INITIAL COST
                                                LOCATION                (a)                    -----------------------------
BUILDING ADDRESS                              (CITY/STATE)           ENCUMBRANCES              LAND                BUILDINGS
----------------                              ------------           ------------              ----                ---------

CHICAGO
720-730 Landwehr Road                         Northbrook, IL             (e)                      521                   2,985
3170-3190 MacArthur Boulevard                 Northbrook, IL             (e)                      370                   2,126
20W201 101st Street                             Lemont, IL               (e)                      967                   5,554
280-296 Palatine Road                          Wheeling, IL              (e)                      305                   1,735
1330 West 43rd Street                          Chicago, IL                                        369                   1,464
2300 Hammond Drive                            Schaumburg, IL                                      442                   1,241
6500 North Lincoln Avenue                    Lincolnwood, IL                                      613                   1,336
3600 West Pratt Avenue                       Lincolnwood, IL                                    1,050                   5,767
917 North Shore Drive                         Lake Bluff, IL                                      556                   3,212
6750 South Sayre Avenue                      Bedford Park, IL                                     224                   1,309
585 Slawin Court                            Mount Prospect, IL                                    611                   3,505
2300 Windsor Court                             Addison, IL                                        688                   3,943
3505 Thayer Court                               Aurora, IL                                        430                   2,472
3600 Thayer Court                               Aurora, IL                                        636                   3,645
736-776 Industrial Drive                       Elmhurst, IL                                       349                   1,994
5310-5352 East Avenue                        Countryside, IL                                      382                   2,036
12330-12358 South Latrobe                       Alsip, IL                                         381                   2,067
305-311 Era Drive                             Northbrook, IL                                      200                   1,154
700-714 Landwehr Road                         Northbrook, IL                                      357                   2,052
4330 South Racine Avenue                       Chicago, IL                                        448                   1,893
13040 S. Crawford Ave.                          Alsip, IL                                       1,073                   6,193
11241 Melrose Street                        Franklin Park, IL                                     332                   1,931
3150-3160 MacArthur Boulevard                 Northbrook, IL             (d)                      439                   2,518
2101-2125 Gardner Road                        Broadview, IL              (d)                    1,177                   6,818
365 North Avenue                             Carol Stream, IL            (d)                    1,208                   6,961
2942 MacArthur Boulevard                      Northbrook, IL             (d)                      315                   1,803
7200 S Leamington                            Bedford Park, IL                                     798                   4,595
12301-12325 S Laramie Ave                       Alsip, IL                                         650                   3,692
6300 W Howard Street                            Niles, IL                                         743                   4,208
301 Hintz                                      Wheeling, IL                                       160                     905
301 Alice                                      Wheeling, IL                                       218                   1,236
1001 Commerce Court                         Buffalo Grove, IL                                     615                   3,485
11939 S Central Avenue                          Alsip, IL                                       1,208                   6,843
405 East Shawmut                              La Grange, IL                                       368                   2,083
2201 Lunt                                 Elk Grove Village, IL                                   469                   2,656
1010-50 Sesame Street                        Bensenville, IL             (i)                      979                   5,546
5555 West 70th Place                         Bedford Park, IL                                     146                     829
3200-3250 South St. Louis (l)                  Chicago, IL                                        110                     625
3110-3130 South St. Louis                      Chicago, IL                                        115                     650
7301 South Hamlin                              Chicago, IL                                        149                     846
3740 West 74th Street                          Chicago, IL                                        190                   1,075
7401 South Pulaski                             Chicago, IL                                        664                   3,763
3900 West 74th Street                          Chicago, IL                                        137                     778
7501 S. Pulaski                                Chicago, IL                                        360                   2,038
410 W 169th Street                          South Holland, IL                                     462                   2,618

CINCINNATI
9900-9970 Princeton-Glendale                  Cincinnati, OH             (f)                      545                   3,088
2940 Highland Avenue                          Cincinnati, OH             (f)                    1,717                   9,730
4700-4750 Creek Road                           Blue Ash, OH              (f)                    1,080                   6,118
4860 Duff Drive                               Cincinnati, OH                                       67                     378
4866 Duff Drive                               Cincinnati, OH                                       67                     379
4884 Duff Drive                               Cincinnati, OH                                      104                     591
4890 Duff Drive                               Cincinnati, OH                                      104                     592
9636-9643 Interocean Drive                    Cincinnati, OH                                      123                     695
7600 Empire Drive                              Florence, KY                                       900                   5,100

CLEVELAND
21510-21600 Alexander Road (m)                 Oakwood, OH                                        509                   2,883
5405 & 5505 Valley Belt Road (l)             Independence, OH                                     371                   2,101
10145 Philipp Parkway                        Streetsboro, OH                                      334                   1,891
4410 Hamann                                   Willoughby, OH                                      138                     782
6675 Parkland Blvd                              Solon, OH                                         548                   3,103


                                              COSTS                                   GROSS AMOUNTS CARRIED
                                            CAPITALIZED                            AT CLOSE OF PERIOD 12/31/97
                                           SUBSEQUENT TO          --------------------------------------------------------------
                                            ACQUISITION                                    BUILDING AND
BUILDING ADDRESS                           OR COMPLETION             LAND                  IMPROVEMENTS                TOTAL
----------------                           -------------          -----------             -------------            -------------

CHICAGO
720-730 Landwehr Road                                  9                  521                     2,994                    3,515
3170-3190 MacArthur Boulevard                        199                  370                     2,325                    2,695
20W201 101st Street                                  432                  968                     5,985                    6,953
280-296 Palatine Road                                148                  310                     1,878                    2,188
1330 West 43rd Street                                527                  375                     1,985                    2,360
2300 Hammond Drive                                   546                  444                     1,785                    2,229
6500 North Lincoln Avenue                            939                  615                     2,273                    2,888
3600 West Pratt Avenue                               462                1,050                     6,229                    7,279
917 North Shore Drive                                 48                  556                     3,260                    3,816
6750 South Sayre Avenue                               36                  224                     1,345                    1,569
585 Slawin Court                                       1                  611                     3,506                    4,117
2300 Windsor Court                                   180                  688                     4,123                    4,811
3505 Thayer Court                                     17                  430                     2,489                    2,919
3600 Thayer Court                                     52                  636                     3,697                    4,333
736-776 Industrial Drive                             256                  349                     2,250                    2,599
5310-5352 East Avenue                                537                  382                     2,573                    2,955
12330-12358 South Latrobe                            209                  381                     2,276                    2,657
305-311 Era Drive                                    144                  205                     1,293                    1,498
700-714 Landwehr Road                                207                  357                     2,259                    2,616
4330 South Racine Avenue                             239                  468                     2,112                    2,580
13040 S. Crawford Ave.                                24                1,073                     6,217                    7,290
11241 Melrose Street                               1,072                  469                     2,866                    3,335
3150-3160 MacArthur Boulevard                         30                  439                     2,548                    2,987
2101-2125 Gardner Road                               110                1,228                     6,877                    8,105
365 North Avenue                                      81                1,208                     7,042                    8,250
2942 MacArthur Boulevard                              15                  315                     1,818                    2,133
7200 S Leamington                                    466                  818                     5,041                    5,859
12301-12325 S Laramie Ave                            424                  659                     4,107                    4,766
6300 W Howard Street                                 343                  782                     4,512                    5,294
301 Hintz                                             71                  167                       969                    1,136
301 Alice                                             58                  225                     1,287                    1,512
1001 Commerce Court                                   99                  626                     3,573                    4,199
11939 S Central Avenue                               140                1,224                     6,967                    8,191
405 East Shawmut                                     104                  379                     2,176                    2,555
2201 Lunt                                          1,145                  560                     3,710                    4,270
1010-50 Sesame Street                                171                1,003                     5,693                    6,696
5555 West 70th Place                                  80                  157                       898                    1,055
3200-3250 South St. Louis (l)                         47                  116                       666                      782
3110-3130 South St. Louis                             53                  120                       698                      818
7301 South Hamlin                                     55                  154                       896                    1,050
3740 West 74th Street                                 50                  196                     1,119                    1,315
7401 South Pulaski                                   450                  685                     4,192                    4,877
3900 West 74th Street                                 40                  142                       813                      955
7501 S. Pulaski                                       86                  371                     2,113                    2,484
410 W 169th Street                                   124                  476                     2,728                    3,204

CINCINNATI
9900-9970 Princeton-Glendale                         750                  566                     3,817                    4,383
2940 Highland Avenue                                 705                1,772                    10,380                   12,152
4700-4750 Creek Road                                 288                1,109                     6,377                    7,486
4860 Duff Drive                                       11                   68                       388                      456
4866 Duff Drive                                       10                   68                       388                      456
4884 Duff Drive                                       16                  106                       605                      711
4890 Duff Drive                                       21                  107                       610                      717
9636-9643 Interocean Drive                            28                  125                       721                      846
7600 Empire Drive                                    104                  915                     5,189                    6,104

CLEVELAND
21510-21600 Alexander Road (m)                       122                  526                     2,988                    3,514
5405 & 5505 Valley Belt Road (l)                     107                  385                     2,194                    2,579
10145 Philipp Parkway                                 55                  342                     1,938                    2,280
4410 Hamann                                           49                  145                       824                      969
6675 Parkland Blvd                                   172                  571                     3,252                    3,823


                                          ACCUMULATED
                                          DEPRECIATION       YEAR BUILT/             DEPRECIABLE
BUILDING ADDRESS                            12/31/97          RENOVATED             LIVES (YEARS)
----------------                          -----------         ---------             -------------

CHICAGO
720-730 Landwehr Road                             262           1978                     (q)
3170-3190 MacArthur Boulevard                     206           1978                     (q)
20W201 101st Street                               611           1988                     (q)
280-296 Palatine Road                             133           1978                     (q)
1330 West 43rd Street                           1,072           1977                     (q)
2300 Hammond Drive                              1,068           1970                     (q)
6500 North Lincoln Avenue                       1,036          1965/88                   (q)
3600 West Pratt Avenue                            561          1953/88                   (q)
917 North Shore Drive                             298           1974                     (q)
6750 South Sayre Avenue                           116           1975                     (q)
585 Slawin Court                                  307           1992                     (q)
2300 Windsor Court                                418           1986                     (q)
3505 Thayer Court                                 220           1989                     (q)
3600 Thayer Court                                 328           1989                     (q)
736-776 Industrial Drive                          250           1975                     (q)
5310-5352 East Avenue                             234           1975                     (q)
12330-12358 South Latrobe                         203           1975                     (q)
305-311 Era Drive                                 123           1978                     (q)
700-714 Landwehr Road                             201           1978                     (q)
4330 South Racine Avenue                        1,207           1978                     (q)
13040 S. Crawford Ave.                            517           1976                     (q)
11241 Melrose Street                              249           1969                     (q)
3150-3160 MacArthur Boulevard                     224           1978                     (q)
2101-2125 Gardner Road                            571          1950/69                   (q)
365 North Avenue                                  571           1969                     (q)
2942 MacArthur Boulevard                          159           1979                     (q)
7200 S Leamington                                 249           1950                     (q)
12301-12325 S Laramie Ave                         208           1975                     (q)
6300 W Howard Street                              226         1956/1964                  (q)
301 Hintz                                          48           1960                     (q)
301 Alice                                          64           1965                     (q)
1001 Commerce Court                                75           1989                     (q)
11939 S Central Avenue                            115           1972                     (q)
405 East Shawmut                                   31           1965                     (q)
2201 Lunt                                          42           1963                     (q)
1010-50 Sesame Street                              35           1976                     (q)
5555 West 70th Place                                6           1973                     (q)
3200-3250 South St. Louis (l)                       4           1968                     (q)
3110-3130 South St. Louis                           4           1968                     (q)
7301 South Hamlin                                   7          1975/86                   (q)
3740 West 74th Street                               3          1975/86                   (q)
7401 South Pulaski                                 28          1975/86                   (q)
3900 West 74th Street                               7          1975/86                   (q)
7501 S. Pulaski                                    11          1975/86                   (q)
410 W 169th Street                                124           1974                     (q)

CINCINNATI
9900-9970 Princeton-Glendale                      167           1970                     (q)
2940 Highland Avenue                              479         1969/1974                  (q)
4700-4750 Creek Road                              291           1960                     (q)
4860 Duff Drive                                    11           1979                     (q)
4866 Duff Drive                                    10           1979                     (q)
4884 Duff Drive                                    16           1979                     (q)
4890 Duff Drive                                    17           1979                     (q)
9636-9643 Interocean Drive                         20           1983                     (q)
7600 Empire Drive                                  43           1964                     (q)

CLEVELAND
21510-21600 Alexander Road (m)                     25           1985                     (q)
5405 & 5505 Valley Belt Road (l)                   18           1983                     (q)
10145 Philipp Parkway                              12           1994                     (q)
4410 Hamann                                         5           1975                     (q)
6675 Parkland Blvd                                101           1991                     (q)


                                                                                                          (b)
                                                                                                      INITIAL COST
                                                LOCATION                (a)                           ------------
BUILDING ADDRESS                              (CITY/STATE)           ENCUMBRANCES              LAND                BUILDINGS
----------------                              ------------           ------------              ----                ---------
COLUMBUS
6911 Americana Parkway                         Columbus, OH                                       314                   1,777
3800 Lockbourne Industrial Parkway             Columbus, OH                                     1,133                   6,421
1819 North Walcutt Road                        Columbus, OH                                       810                   4,590
3800 Groveport Road                             Obetz, OH                                       2,145                  12,154
4300 Cemetery Road                             Hilliard, OH                                     1,103                   6,248

DALLAS
1275-1281 Roundtable Drive                      Dallas, TX                                        148                     839
2406-2416 Walnut Ridge                          Dallas, TX                                        178                   1,006
12750 Perimiter Drive                           Dallas, TX                                        638                   3,618
1324-1343 Roundtable Drive                      Dallas, TX                                        178                   1,006
1405-1409 Avenue II East                    Grand Prairie, TX                                     118                     671
2651-2677 Manana                                Dallas, TX                                        266                   1,510
2401-2419 Walnut Ridge                          Dallas, TX                                        148                     839
4248-4252 Simonton                          Farmers Ranch, TX                                     888                   5,032
900-906 Great Southwest Pkwy                  Arlington, TX                                       237                   1,342
2179 Shiloh Road                               Garland, TX                                        251                   1,424
2159 Shiloh Road                               Garland, TX                                        108                     610
2701 Shiloh Road                               Garland, TX                                        818                   4,636
12784 Perimeter Drive (m)                       Dallas, TX                                        350                   1,986
3000 West Commerce                              Dallas, TX                                        456                   2,584
3030 Hansboro                                   Dallas, TX                                        266                   1,510
5222 Cockrell Hill                              Dallas, TX                                        296                   1,677
405-407 113th                                 Arlington, TX                                       181                   1,026
816 111th Street                              Arlington, TX                                       251                   1,421

DAYTON
6094-6104 Executive Blvd                    Huber Heights, OH                                     181                   1,025
6202-6220 Executive Blvd                    Huber Heights, OH                                     268                   1,521
6268-6294 Executive Blvd                    Huber Heights, OH                                     255                   1,444
5749-5753 Executive Blvd                    Huber Heights, OH                                      50                     282
2200-2224 Sandridge Road                       Moriane, OH                                        218                   1,233
6230-6266 Executive Blvd                    Huber Heights, OH                                     271                   1,534

DENVER
7100 North Broadway - 1                         Denver, CO                                        201                    1141
7100 North Broadway - 2                         Denver, CO                                        203                    1150
7100 North Broadway - 3                         Denver, CO                                        139                     787
7100 North Broadway - 5                         Denver, CO                                        180                    1018
7100 North Broadway - 6                         Denver, CO                                        269                    1526
10691 East Bethany Drive                        Aurora, CO                                        186                    1054
20100 East 32nd Avenue Parkway                  Aurora, CO                                        333                    1888
15700-15820 West 6th Avenue                     Golden, Co                                        333                    1887
12850-15884 West 6th Avenue                     Golden, Co                                        201                    1139
5454 Washington                                 Denver, CO                                        154                     873
5801 West 6th Avenue                           Lakewood, CO                                        74                     418
5805 West 6th Avenue                           Lakewood, CO                                        97                     549
5815 West 6th Avenue                           Lakewood, CO                                        99                     560
5825 West 6th Avenue                           Lakewood, CO                                        99                     559
5835 West 6th Avenue                           Lakewood, CO                                        97                     552
525 East 70th Street                            Denver, CO                                         68                     384
565 East 70th Street                            Denver, CO                                        169                     960
605 East 70th Street                            Denver, CO                                        192                    1089
625 East 70th Street                            Denver, CO                                        136                     768
665 East 70th Street                            Denver, CO                                        136                     768
700 West 48th Street                            Denver, CO                                        302                    1711
702 West 48th Street                            Denver, CO                                        135                     763
3370 North Peoria Street                        Aurora, CO                                        163                     924
3390 North Peoria Street                        Aurora, CO                                        145                     822
3508-3538 North Peoria Street                   Aurora, CO                                        260                    1472
3568 North Peoria Street                        Aurora, CO                                        222                    1260
3350 North Peoria Street                        Aurora, CO                                        215                    1216
4785 Elati                                      Denver, CO                                        173                     981
4770 Fox Street                                 Denver, CO                                        132                     750
1550 W. Evans                                   Denver, CO                                        388                    2200
12401-41 East 37th Ave                          Denver, CO                                        129                     732
3751-71 Revere Street                           Denver, CO                                        262                    1486
3871 Revere Street                              Denver, CO                                        361                    2047
5454 Havana Street                              Denver, CO                                        204                    1156
5500 Havana Street                              Denver, CO                                        167                     946
4570 Ivy Street                                 Denver, CO                                        219                    1239
5855 Stapleton Drive North                      Denver, CO                                        288                    1630
5885 Stapleton Drive North                      Denver, CO                                        376                    2129





                                              COSTS                                   GROSS AMOUNTS CARRIED
                                            CAPITALIZED                            AT CLOSE OF PERIOD 12/31/97
                                           SUBSEQUENT TO          --------------------------------------------------------------
                                            ACQUISITION                                    BUILDING AND
BUILDING ADDRESS                           OR COMPLETION             LAND                  IMPROVEMENTS                TOTAL
----------------                           -------------          -----------             -------------            -------------


COLUMBUS
6911 Americana Parkway                               122                  321                     1,892                    2,213
3800 Lockbourne Industrial Parkway                   184                1,155                     6,583                    7,738
1819 North Walcutt Road                              140                  830                     4,710                    5,540
3800 Groveport Road                                  204                2,165                    12,338                   14,503
4300 Cemetery Road                                    80                1,160                     6,271                    7,431

DALLAS
1275-1281 Roundtable Drive                            36                  154                       870                    1,023
2406-2416 Walnut Ridge                                39                  184                     1,040                    1,223
12750 Perimiter Drive                                137                  659                     3,735                    4,393
1324-1343 Roundtable Drive                            40                  184                     1,041                    1,224
1405-1409 Avenue II East                              28                  123                       695                      817
2651-2677 Manana                                      58                  275                     1,560                    1,834
2401-2419 Walnut Ridge                                34                  153                       869                    1,021
4248-4252 Simonton                                   208                  919                     5,210                    6,128
900-906 Great Southwest Pkwy                          53                  245                     1,388                    1,632
2179 Shiloh Road                                      33                  256                     1,453                    1,708
2159 Shiloh Road                                      16                  110                       625                      734
2701 Shiloh Road                                     695                  923                     5,227                    6,149
12784 Perimeter Drive (m)                             65                  360                     2,042                    2,401
3000 West Commerce                                    87                  469                     2,659                    3,127
3030 Hansboro                                         73                  276                     1,574                    1,849
5222 Cockrell Hill                                    67                  306                     1,735                    2,040
405-407 113th                                         26                  185                     1,049                    1,233
816 111th Street                                      48                  258                     1,463                    1,720

DAYTON
6094-6104 Executive Blvd                              75                  187                     1,094                    1,281
6202-6220 Executive Blvd                              96                  275                     1,610                    1,885
6268-6294 Executive Blvd                              97                  262                     1,534                    1,796
5749-5753 Executive Blvd                              46                   53                       325                      378
2200-2224 Sandridge Road                             103                  226                     1,328                    1,554
6230-6266 Executive Blvd                              99                  281                     1,623                    1,904

DENVER
7100 North Broadway - 1                               13                  203                     1,152                    1,355
7100 North Broadway - 2                               12                  205                     1,160                    1,365
7100 North Broadway - 3                                8                  140                       794                      934
7100 North Broadway - 5                               22                  181                     1,039                    1,220
7100 North Broadway - 6                               17                  272                     1,540                    1,812
10691 East Bethany Drive                              12                  188                     1,064                    1,252
20100 East 32nd Avenue Parkway                        73                  338                     1,956                    2,294
15700-15820 West 6th Avenue                           31                  338                     1,913                    2,251
12850-15884 West 6th Avenue                           13                  203                     1,150                    1,353
5454 Washington                                       13                  156                       884                    1,040
5801 West 6th Avenue                                   0                   74                       418                      492
5805 West 6th Avenue                                   0                   97                       549                      646
5815 West 6th Avenue                                   0                   99                       560                      659
5825 West 6th Avenue                                   0                   99                       559                      658
5835 West 6th Avenue                                   0                   97                       552                      649
525 East 70th Street                                   5                   69                       388                      457
565 East 70th Street                                  12                  171                       970                    1,141
605 East 70th Street                                  13                  194                     1,100                    1,294
625 East 70th Street                                   9                  137                       776                      913
665 East 70th Street                                   9                  137                       776                      913
700 West 48th Street                                  31                  307                     1,737                    2,044
702 West 48th Street                                  33                  140                       791                      931
3370 North Peoria Street                              10                  165                       932                    1,097
3390 North Peoria Street                               8                  146                       829                      975
3508-3538 North Peoria Street                         29                  263                     1,498                    1,761
3568 North Peoria Street                              18                  224                     1,276                    1,500
3350 North Peoria Street                              12                  216                     1,227                    1,443
4785 Elati                                            13                  175                       992                    1,167
4770 Fox Street                                       10                  134                       758                      892
1550 W. Evans                                         46                  395                     2,239                    2,634
12401-41 East 37th Ave                                10                  131                       740                      871
3751-71 Revere Street                                 31                  267                     1,512                    1,779
3871 Revere Street                                    41                  367                     2,082                    2,449
5454 Havana Street                                    15                  206                     1,169                    1,375
5500 Havana Street                                    12                  169                       956                    1,125
4570 Ivy Street                                       11                  220                     1,249                    1,469
5855 Stapleton Drive North                            15                  290                     1,643                    1,933
5885 Stapleton Drive North                            35                  380                     2,160                    2,540



                                          ACCUMULATED
                                          DEPRECIATION       YEAR BUILT/             DEPRECIABLE
BUILDING ADDRESS                            12/31/97          RENOVATED             LIVES (YEARS)
----------------                          -----------         ---------             -------------
COLUMBUS
6911 Americana Parkway                             87           1980                     (q)
3800 Lockbourne Industrial Parkway                214           1986                     (q)
1819 North Walcutt Road                            88           1973                     (q)
3800 Groveport Road                               406           1986                     (q)
4300 Cemetery Road                                 13           1968                     (q)

DALLAS
1275-1281 Roundtable Drive                          2           1966                     (q)
2406-2416 Walnut Ridge                              2           1978                     (q)
12750 Perimiter Drive                               8           1979                     (q)
1324-1343 Roundtable Drive                          2           1972                     (q)
1405-1409 Avenue II East                            1           1969                     (q)
2651-2677 Manana                                    3           1966                     (q)
2401-2419 Walnut Ridge                              2           1978                     (q)
4248-4252 Simonton                                 11           1973                     (q)
900-906 Great Southwest Pkwy                        3           1972                     (q)
2179 Shiloh Road                                    3           1982                     (q)
2159 Shiloh Road                                    1           1982                     (q)
2701 Shiloh Road                                   11           1981                     (q)
12784 Perimeter Drive (m)                           4           1981                     (q)
3000 West Commerce                                  6           1980                     (q)
3030 Hansboro                                       3           1971                     (q)
5222 Cockrell Hill                                  4           1973                     (q)
405-407 113th                                       2           1969                     (q)
816 111th Street                                    3           1972                     (q)

DAYTON
6094-6104 Executive Blvd                           43           1975                     (q)
6202-6220 Executive Blvd                           63           1996                     (q)
6268-6294 Executive Blvd                           60           1989                     (q)
5749-5753 Executive Blvd                           12           1975                     (q)
2200-2224 Sandridge Road                           30           1983                     (q)
6230-6266 Executive Blvd                           55           1979                     (q)

DENVER
7100 North Broadway - 1                             7           1978                     (q)
7100 North Broadway - 2                             7           1978                     (q)
7100 North Broadway - 3                             5           1978                     (q)
7100 North Broadway - 5                             7           1978                     (q)
7100 North Broadway - 6                            10           1978                     (q)
10691 East Bethany Drive                            7           1979                     (q)
20100 East 32nd Avenue Parkway                     13           1997                     (q)
15700-15820 West 6th Avenue                        12           1978                     (q)
12850-15884 West 6th Avenue                         7           1978                     (q)
5454 Washington                                     5           1985                     (q)
5801 West 6th Avenue                                3           1980                     (q)
5805 West 6th Avenue                                3           1980                     (q)
5815 West 6th Avenue                                3           1980                     (q)
5825 West 6th Avenue                                3           1980                     (q)
5835 West 6th Avenue                                3           1980                     (q)
525 East 70th Street                                2           1985                     (q)
565 East 70th Street                                6           1985                     (q)
605 East 70th Street                                7           1985                     (q)
625 East 70th Street                                5           1985                     (q)
665 East 70th Street                                5           1985                     (q)
700 West 48th Street                               11           1984                     (q)
702 West 48th Street                                5           1984                     (q)
3370 North Peoria Street                            6           1978                     (q)
3390 North Peoria Street                            5           1978                     (q)
3508-3538 North Peoria Street                       9           1978                     (q)
3568 North Peoria Street                            8           1978                     (q)
3350 North Peoria Street                            8           1978                     (q)
4785 Elati                                          6           1972                     (q)
4770 Fox Street                                     5           1972                     (q)
1550 W. Evans                                      14           1975                     (q)
12401-41 East 37th Ave                              5           1980                     (q)
3751-71 Revere Street                               9           1980                     (q)
3871 Revere Street                                 13           1980                     (q)
5454 Havana Street                                  7           1980                     (q)
5500 Havana Street                                  6           1980                     (q)
4570 Ivy Street                                     8           1985                     (q)
5855 Stapleton Drive North                         10           1985                     (q)
5885 Stapleton Drive North                         13           1985                     (q)

                                                                                                          (b)
                                                                                                      INITIAL COST
                                                LOCATION                (a)                           ------------
BUILDING ADDRESS                              (CITY/STATE)           ENCUMBRANCES              LAND                BUILDINGS
----------------                              ------------           ------------              ----                ---------
5200-5280 North Broadway                        Denver, CO                                        169                     960
5977-5995 North Broadway                        Denver, CO                                        268                    1518
2952-5978 North Broadway                        Denver, CO                                        414                    2346
6400 North Broadway                             Denver, CO                                        318                    1804
875 Parfer Street                              Lakewood, CO                                       288                    1633
4721 Ironton Street                             Denver, CO                                        232                    1313
833 Parfer Street                              Lakewood, CO                                       196                    1112
11005 West 8th Avenue                          Lakewood, CO                                       102                     580
7100 North Broadway - 7                         Denver, CO                                        215                    1221
7100 North Broadway - 8                         Denver, CO                                         79                     448
6804 East 48th Avenue                           Denver, CO                                        253                    1435
15350 East Hindsdale Drive                      Denver, CO                                        129                     732
15353 East Hinsdale Drive                     Englewood, CO                                        97                     549
15373 East Hinsdale Drive                     Englewood, CO                                        39                     219
4611 East 46th Avenue                           Denver, CO                                        129                     732
East 47th Drive - A                             Denver, CO                                        474                    2689
East 47th Drive - B                             Denver, CO                                        405                    2296
Centenial Airport Business Pk.                  Denver, CO                                        640                    3629
9500 West 49th Street - A                     Wheatridge, CO                                      432                    2448
9500 West 49th Street - B                     Wheatridge, CO                                      235                    1330
9500 West 49th Street - C                     Wheatridge, CO                                      602                    3409
9500 West 49th Street - D                     Wheatridge, CO                                      271                    1537
8100 South Park Way - A                       Littleton, CO                                       442                    2507
8100 South Park Way - B                       Littleton, CO                                       103                     582
8100 South Park Way - C                       Littleton, CO                                       568                    3219
451-591 East 124th Avenue                     Littleton, CO                                       386                    2188
14100 East Jewell                               Aurora, CO                                        395                    2240
14190 East Jewell                               Aurora, CO                                        199                    1126
608 Garrison Street                            Lakewood, CO                                       265                    1501
610 Garrison Street                            Lakewood, CO                                       264                    1494
1111 West Evans (A&C)                           Denver, CO                                        233                    1321
1111 West Evans (B)                             Denver, CO                                         30                     169
15000 West 6th Avenue                           Golden, Co                                        913                    5174
14998 West 6th Avenue Bldg E                    Golden, Co                                        565                    3199
14998 West 6th Avenue Bldg F                  Englewood, CO                                       269                    1525
12503 East Euclid Drive                         Denver, CO                                      1,219                    6905
6547 South Racine Circle                      Englewood, CO                                       748                    4241
7800 East Iliff Avenue                          Denver, CO                                        196                    1110
2369 South Trenton Way                          Denver, CO                                        292                    1656
2370 South Trenton Way                          Denver, CO                                        200                    1132
2422 South Trenton Way                          Denver, CO                                        241                    1364
2452 South Trenton Way                          Denver, CO                                        421                    2386
8122 South Park Lane - A                      Littleton, CO                                       394                    2232
8122 South Park Lane - B                      Littleton, CO                                       186                    1054
1600 South Abilene                              Aurora, CO                                        465                    2633
1620 South Abilene                              Aurora, CO                                        268                    1520
1640 South Abilene                              Aurora, CO                                        368                    2085
13900 East Florida Ave                          Aurora, CO                                        189                    1071
4301 South Federal Boulevard                  Englewood, CO                                       237                    1341
14401-14492 East 33rd Place                     Aurora, CO                                        445                    2519
11701 East 53rd Avenue                          Denver, CO                                        416                    2355
5401 Oswego Street                              Denver, CO                                        273                    1547
2630 West 2nd Avenue                            Denver, CO                                         53                     299
2650 West 2nd Avenue                            Denver, CO                                        221                    1252
14818 West 6th Avenue Bldg A                    Golden, Co                                        494                    2799
14828 West 6th Avenue Bldg B                    Golden, Co                                        519                    2942
2075 South Valentia                             Denver, CO                                        131                     743

DES MOINES
1550 East Washington Avenue                   Des Moines, IA                                      610                   4,251
1600 East Washington Avenue                   Des Moines, IA                                      209                   1,557
5701 NE 17th Street                           Des Moines, IA                                      162                     918
4121 McDonald Avenue                          Des Moines, IA                                      390                   2,931
4141 McDonald Avenue                          Des Moines, IA                                      706                   5,518
4161 McDonald Avenue                          Des Moines, IA                                      389                   3,046

DETROIT
2654 Elliott                                     Troy, MI                (e)                       57                     334
1731 Thorncroft                                  Troy, MI                (e)                      331                   1,904
1653 E. Maple                                    Troy, MI                (e)                      192                   1,104
47461 Clipper                                  Plymouth, MI              (e)                      122                     723



                                              COSTS                                   GROSS AMOUNTS CARRIED
                                            CAPITALIZED                            AT CLOSE OF PERIOD 12/31/97
                                           SUBSEQUENT TO          --------------------------------------------------------------
                                            ACQUISITION                                    BUILDING AND
BUILDING ADDRESS                           OR COMPLETION             LAND                  IMPROVEMENTS                TOTAL
----------------                           -------------          -----------             -------------            -------------
5200-5280 North Broadway                              11                  171                       969                    1,140
5977-5995 North Broadway                              28                  272                     1,542                    1,814
2952-5978 North Broadway                              49                  421                     2,388                    2,809
6400 North Broadway                                   38                  324                     1,836                    2,160
875 Parfer Street                                     28                  292                     1,657                    1,949
4721 Ironton Street                                   27                  236                     1,336                    1,572
833 Parfer Street                                     17                  199                     1,126                    1,325
11005 West 8th Avenue                                  9                  104                       587                      691
7100 North Broadway - 7                               11                  217                     1,230                    1,447
7100 North Broadway - 8                                4                   80                       451                      531
6804 East 48th Avenue                                 18                  256                     1,450                    1,706
15350 East Hindsdale Drive                             8                  130                       739                      869
15353 East Hinsdale Drive                              6                   98                       554                      652
15373 East Hinsdale Drive                              3                   39                       222                      261
4611 East 46th Avenue                                 11                  131                       741                      872
East 47th Drive - A                                  165                  477                     2,851                    3,328
East 47th Drive - B                                    7                  406                     2,302                    2,708
Centenial Airport Business Pk.                        98                  646                     3,721                    4,367
9500 West 49th Street - A                             14                  434                     2,460                    2,894
9500 West 49th Street - B                              8                  236                     1,337                    1,573
9500 West 49th Street - C                            226                  605                     3,632                    4,237
9500 West 49th Street - D                              9                  273                     1,544                    1,817
8100 South Park Way - A                               31                  447                     2,533                    2,980
8100 South Park Way - B                              130                  103                       712                      815
8100 South Park Way - C                               39                  574                     3,252                    3,826
451-591 East 124th Avenue                             34                  391                     2,217                    2,608
14100 East Jewell                                     34                  400                     2,269                    2,669
14190 East Jewell                                     11                  200                     1,136                    1,336
608 Garrison Street                                   12                  267                     1,511                    1,778
610 Garrison Street                                   11                  265                     1,504                    1,769
1111 West Evans (A&C)                                 14                  235                     1,333                    1,568
1111 West Evans (B)                                    2                   30                       171                      201
15000 West 6th Avenue                                 57                  920                     5,224                    6,144
14998 West 6th Avenue Bldg E                          21                  568                     3,217                    3,785
14998 West 6th Avenue Bldg F                          11                  271                     1,534                    1,805
12503 East Euclid Drive                               65                1,228                     6,961                    8,189
6547 South Racine Circle                              40                  754                     4,275                    5,029
7800 East Iliff Avenue                                 9                  197                     1,118                    1,315
2369 South Trenton Way                                14                  294                     1,668                    1,962
2370 South Trenton Way                                 9                  201                     1,140                    1,341
2422 South Trenton Way                                12                  243                     1,374                    1,617
2452 South Trenton Way                                29                  425                     2,411                    2,836
8122 South Park Lane - A                              28                  398                     2,256                    2,654
8122 South Park Lane - B                               9                  187                     1,062                    1,249
1600 South Abilene                                    30                  469                     2,659                    3,128
1620 South Abilene                                    27                  270                     1,545                    1,815
1640 South Abilene                                    20                  370                     2,103                    2,473
13900 East Florida Ave                                 8                  190                     1,078                    1,268
4301 South Federal Boulevard                          14                  239                     1,353                    1,592
14401-14492 East 33rd Place                          171                  452                     2,683                    3,135
11701 East 53rd Avenue                                43                  422                     2,392                    2,814
5401 Oswego Street                                    28                  277                     1,571                    1,848
2630 West 2nd Avenue                                   3                   53                       302                      355
2650 West 2nd Avenue                                  14                  223                     1,264                    1,487
14818 West 6th Avenue Bldg A                          47                  497                     2,843                    3,340
14828 West 6th Avenue Bldg B                          20                  522                     2,959                    3,481
2075 South Valentia                                   10                  133                       751                      884

DES MOINES
1550 East Washington Avenue                          771                  623                     5,009                    5,632
1600 East Washington Avenue                          165                  221                     1,710                    1,931
5701 NE 17th Street                                  110                  175                     1,015                    1,190
4121 McDonald Avenue                                 303                  416                     3,208                    3,624
4141 McDonald Avenue                                 641                  787                     6,078                    6,865
4161 McDonald Avenue                                 648                  467                     3,616                    4,083

DETROIT
2654 Elliott                                          46                   57                       380                      437
1731 Thorncroft                                       20                  331                     1,924                    2,255
1653 E. Maple                                         44                  192                     1,148                    1,340
47461 Clipper                                        104                  122                       827                      949

                                          ACCUMULATED
                                          DEPRECIATION       YEAR BUILT/             DEPRECIABLE
BUILDING ADDRESS                            12/31/97          RENOVATED             LIVES (YEARS)
----------------                          -----------         ---------             -------------
5200-5280 North Broadway                            6           1977                     (q)
5977-5995 North Broadway                           10           1978                     (q)
2952-5978 North Broadway                           15           1978                     (q)
6400 North Broadway                                11           1982                     (q)
875 Parfer Street                                  10           1975                     (q)
4721 Ironton Street                                 8           1969                     (q)
833 Parfer Street                                   7           1974                     (q)
11005 West 8th Avenue                               4           1974                     (q)
7100 North Broadway - 7                             8           1985                     (q)
7100 North Broadway - 8                             3           1985                     (q)
6804 East 48th Avenue                               9           1973                     (q)
15350 East Hindsdale Drive                          5           1987                     (q)
15353 East Hinsdale Drive                           3           1987                     (q)
15373 East Hinsdale Drive                           1           1987                     (q)
4611 East 46th Avenue                               5           1974                     (q)
East 47th Drive - A                                 7           1997                     (q)
East 47th Drive - B                                 5           1997                     (q)
Centenial Airport Business Pk.                     24           1997                     (q)
9500 West 49th Street - A                          15           1997                     (q)
9500 West 49th Street - B                           8           1997                     (q)
9500 West 49th Street - C                          28           1997                     (q)
9500 West 49th Street - D                          10           1997                     (q)
8100 South Park Way - A                            16           1997                     (q)
8100 South Park Way - B                             6           1984                     (q)
8100 South Park Way - C                            20           1984                     (q)
451-591 East 124th Avenue                          14           1979                     (q)
14100 East Jewell                                  14           1980                     (q)
14190 East Jewell                                   7           1980                     (q)
608 Garrison Street                                10           1984                     (q)
610 Garrison Street                                 9           1984                     (q)
1111 West Evans (A&C)                               8           1986                     (q)
1111 West Evans (B)                                 1           1986                     (q)
15000 West 6th Avenue                              33           1985                     (q)
14998 West 6th Avenue Bldg E                       20           1995                     (q)
14998 West 6th Avenue Bldg F                       10           1995                     (q)
12503 East Euclid Drive                            43           1986                     (q)
6547 South Racine Circle                           27           1996                     (q)
7800 East Iliff Avenue                              7           1983                     (q)
2369 South Trenton Way                             10           1983                     (q)
2370 South Trenton Way                              7           1983                     (q)
2422 South Trenton Way                              9           1983                     (q)
2452 South Trenton Way                             15           1983                     (q)
8122 South Park Lane - A                           14           1986                     (q)
8122 South Park Lane - B                            7           1986                     (q)
1600 South Abilene                                 17           1986                     (q)
1620 South Abilene                                 10           1986                     (q)
1640 South Abilene                                 13           1986                     (q)
13900 East Florida Ave                              7           1986                     (q)
4301 South Federal Boulevard                        8           1997                     (q)
14401-14492 East 33rd Place                        16           1979                     (q)
11701 East 53rd Avenue                             15           1985                     (q)
5401 Oswego Street                                 10           1985                     (q)
2630 West 2nd Avenue                                2           1970                     (q)
2650 West 2nd Avenue                                8           1970                     (q)
14818 West 6th Avenue Bldg A                       18           1985                     (q)
14828 West 6th Avenue Bldg B                       18           1985                     (q)
2075 South Valentia                                 5           1981                     (q)

DES MOINES
1550 East Washington Avenue                       543           1987                     (q)
1600 East Washington Avenue                       160           1987                     (q)
5701 NE 17th Street                                10           1968                     (q)
4121 McDonald Avenue                              301           1977                     (q)
4141 McDonald Avenue                              571           1976                     (q)
4161 McDonald Avenue                              339           1979                     (q)

DETROIT
2654 Elliott                                       29           1986                     (q)
1731 Thorncroft                                   160           1969                     (q)
1653 E. Maple                                      97           1990                     (q)
47461 Clipper                                     123           1992                     (q)

                                                                                                          (b)
                                                                                                      INITIAL COST
                                                LOCATION                (a)                           ------------
BUILDING ADDRESS                              (CITY/STATE)           ENCUMBRANCES              LAND                BUILDINGS
----------------                              ------------           ------------              ----                ---------
47522 Galleon                                  Plymouth, MI              (e)                       85                     496
4150 Varsity Drive                            Ann Arbor, MI              (e)                      168                     969
1330 Crooks Road                               Clawson, MI               (e)                      234                   1,348
12000 Merriman Road                            Livonia, MI                                        453                   3,651
238 Executive Drive                              Troy, MI                                          52                     173
256 Executive Drive                              Troy, MI                                          44                     146
301 Executive Drive                              Troy, MI                                          71                     293
449 Executive Drive                              Troy, MI                                         125                     425
501 Executive Drive                              Troy, MI                                          71                     236
645 Executive Drive                              Troy, MI                                         184                     940
451 Robbins Drive                                Troy, MI                                          96                     448
700 Stephenson Highway                           Troy, MI                                         250                     854
800 Stephenson Highway                           Troy, MI                                         558                   2,341
1150 Stephenson Highway                          Troy, MI                                         178                     966
1200 Stephenson Highway                          Troy, MI                                         246                   1,115
1035 Crooks Road                                 Troy, MI                                         114                     414
1095 Crooks Road                                 Troy, MI                                         331                   1,017
1416 Meijer Drive                                Troy, MI                                          94                     394
1624 Meijer Drive                                Troy, MI                                         236                   1,406
1972 Meijer Drive                                Troy, MI                                         315                   1,301
2112 Meijer Drive                                Troy, MI                                         141                     714
1621 Northwood Drive                             Troy, MI                                          85                     351
1707 Northwood Drive                             Troy, MI                                          95                     262
1749 Northwood Drive                             Troy, MI                                         107                     477
1788 Northwood Drive                             Troy, MI                                          50                     196
1821 Northwood Drive                             Troy, MI                                         132                     523
1826 Northwood Drive                             Troy, MI                                          55                     208
1864 Northwood Drive                             Troy, MI                                          57                     190
1902 Northwood Drive                             Troy, MI                                         234                     807
1921 Northwood Drive                             Troy, MI                                         135                     589
2230 Elliott Avenue                              Troy, MI                                          46                     174
2237 Elliott Avenue                              Troy, MI                                          48                     159
2277 Elliott Avenue                              Troy, MI                                          48                     188
2291 Elliott Avenue                              Troy, MI                                          52                     209
2451 Elliott Avenue                              Troy, MI                                          78                     319
2730 Research Drive                         Rochester Hills, MI                                   915                   4,215
2791 Research Drive                         Rochester Hills, MI                                   557                   2,731
2871 Research Drive                         Rochester Hills, MI                                   324                   1,487
2911 Research Drive                         Rochester Hills, MI                                   505                   2,136
3011 Research Drive                         Rochester Hills, MI                                   457                   2,104
2870 Technology Drive                       Rochester Hills, MI                                   275                   1,262
2890 Technology Drive                       Rochester Hills, MI                                   199                     902
2900 Technology Drive                       Rochester Hills, MI                                   214                     977
2920 Technology Drive                       Rochester Hills, MI                                   149                     671
2930 Technology Drive                       Rochester Hills, MI                                   131                     594
2950 Technology Drive                       Rochester Hills, MI                                   178                     819
2960 Technology Drive                       Rochester Hills, MI                                   281                   1,277
23014 Commerce Drive                        Farmington Hills, MI                                   39                     203
23028 Commerce Drive                        Farmington Hills, MI                                   98                     507
23035 Commerce Drive                        Farmington Hills, MI                                   71                     355
23042 Commerce Drive                        Farmintgon Hills, MI                                   67                     277
23065 Commerce Drive                        Farmington Hills, MI                                   71                     408
23070 Commerce Drive                        Farmington Hills, MI                                  112                     442
23079 Commerce Drive                        Farmington Hills, MI                                   68                     301
23093 Commerce Drive                        Farmington Hills, MI                                  211                   1,024
23135 Commerce Drive                        Farmington Hills, MI                                  146                     701
23149 Commerce Drive                        Farmington Hills, MI                                  266                   1,005
23163 Commerce Drive                        Farmington Hills, MI                                  111                     513
23177 Commerce Drive                        Farmington Hills, MI                                  175                   1,007
23192 Commerce Drive                        Farmington Hills, MI                                   41                     205
23206 Commerce Drive                        Farmington Hills, MI                                  125                     531
23290 Commerce Drive                        Farmington Hills, MI                                  124                     707
23370 Commerce Drive                        Farmington Hills, MI                                   59                     233
24492 Indoplex Circle                       Farmington Hills, MI                                   67                     370
24528 Indoplex Circle                       Farmington Hills, MI                                   91                     536
31800 Plymouth Road - Building 1               Livonia, MI               (c)                    3,415                  19,481
31800 Plymouth Road - Building 2               Livonia, MI               (c)                      671                   3,860
31800 Plymouth Road - Building 3               Livonia, MI               (c)                      322                   1,869
31800 Plymouth Road - Building 6               Livonia, MI               (c)                      557                   3,207
31800 Plymouth Road - Building 7               Livonia, MI               (c)                      139                     832
21477 Bridge Street                           Southfield, MI                                      244                   1,386



                                              COSTS                                   GROSS AMOUNTS CARRIED
                                            CAPITALIZED                            AT CLOSE OF PERIOD 12/31/97
                                           SUBSEQUENT TO          --------------------------------------------------------------
                                            ACQUISITION                                    BUILDING AND
BUILDING ADDRESS                           OR COMPLETION             LAND                  IMPROVEMENTS                TOTAL
----------------                           -------------          -----------             -------------            -------------
47522 Galleon                                          9                   85                       505                      590
4150 Varsity Drive                                     8                  168                       977                    1,145
1330 Crooks Road                                      14                  234                     1,362                    1,596
12000 Merriman Road                                1,375                  440                     5,039                    5,479
238 Executive Drive                                  426                  100                       551                      651
256 Executive Drive                                  359                   85                       464                      549
301 Executive Drive                                  487                  133                       718                      851
449 Executive Drive                                  829                  218                     1,161                    1,379
501 Executive Drive                                  526                  129                       704                      833
645 Executive Drive                                  358                  234                     1,248                    1,482
451 Robbins Drive                                    963                  192                     1,315                    1,507
700 Stephenson Highway                             1,361                  386                     2,079                    2,465
800 Stephenson Highway                             1,278                  654                     3,523                    4,177
1150 Stephenson Highway                              277                  200                     1,221                    1,421
1200 Stephenson Highway                              604                  284                     1,681                    1,965
1035 Crooks Road                                     475                  143                       860                    1,003
1095 Crooks Road                                     947                  360                     1,935                    2,295
1416 Meijer Drive                                    388                  121                       755                      876
1624 Meijer Drive                                    800                  373                     2,069                    2,442
1972 Meijer Drive                                    726                  372                     1,970                    2,342
2112 Meijer Drive                                    608                  229                     1,234                    1,463
1621 Northwood Drive                               1,041                  215                     1,262                    1,477
1707 Northwood Drive                               1,156                  239                     1,274                    1,513
1749 Northwood Drive                                 464                  164                       884                    1,048
1788 Northwood Drive                                 461                  103                       604                      707
1821 Northwood Drive                                 745                  220                     1,180                    1,400
1826 Northwood Drive                                 395                  103                       555                      658
1864 Northwood Drive                                 441                  107                       581                      688
1902 Northwood Drive                               2,163                  511                     2,693                    3,204
1921 Northwood Drive                               1,164                  291                     1,597                    1,888
2230 Elliott Avenue                                  419                   95                       544                      639
2237 Elliott Avenue                                  419                   90                       536                      626
2277 Elliott Avenue                                  438                  104                       570                      674
2291 Elliott Avenue                                  324                   86                       499                      585
2451 Elliott Avenue                                  671                  164                       904                    1,068
2730 Research Drive                                  545                  903                     4,772                    5,675
2791 Research Drive                                  290                  560                     3,018                    3,578
2871 Research Drive                                  265                  327                     1,749                    2,076
2911 Research Drive                                  375                  504                     2,512                    3,016
3011 Research Drive                                  321                  457                     2,425                    2,882
2870 Technology Drive                                231                  279                     1,489                    1,768
2890 Technology Drive                                206                  206                     1,101                    1,307
2900 Technology Drive                                491                  219                     1,463                    1,682
2920 Technology Drive                                155                  153                       822                      975
2930 Technology Drive                                382                  138                       969                    1,107
2950 Technology Drive                                256                  185                     1,068                    1,253
2960 Technology Drive                                242                  283                     1,517                    1,800
23014 Commerce Drive                                 124                   56                       310                      366
23028 Commerce Drive                                 213                  125                       693                      818
23035 Commerce Drive                                 178                   93                       511                      604
23042 Commerce Drive                                 304                   89                       559                      648
23065 Commerce Drive                                 134                   93                       520                      613
23070 Commerce Drive                                 658                  125                     1,087                    1,212
23079 Commerce Drive                                 181                   79                       471                      550
23093 Commerce Drive                                 628                  295                     1,568                    1,863
23135 Commerce Drive                                 226                  158                       915                    1,073
23149 Commerce Drive                                 459                  274                     1,456                    1,730
23163 Commerce Drive                                 238                  138                       724                      862
23177 Commerce Drive                                 513                  254                     1,441                    1,695
23192 Commerce Drive                                 134                   58                       322                      380
23206 Commerce Drive                                 463                  137                       982                    1,119
23290 Commerce Drive                                 531                  210                     1,152                    1,362
23370 Commerce Drive                                 139                   66                       365                      431
24492 Indoplex Circle                                724                  175                       986                    1,161
24528 Indoplex Circle                              1,081                  263                     1,445                    1,708
31800 Plymouth Road - Building 1                   2,261                3,417                    21,740                   25,157
31800 Plymouth Road - Building 2                     172                  674                     4,029                    4,703
31800 Plymouth Road - Building 3                     151                  324                     2,018                    2,342
31800 Plymouth Road - Building 6                     989                  560                     4,193                    4,753
31800 Plymouth Road - Building 7                      29                  141                       859                    1,000
21477 Bridge Street                                  219                  253                     1,596                    1,849



                                          ACCUMULATED
                                          DEPRECIATION       YEAR BUILT/             DEPRECIABLE
BUILDING ADDRESS                            12/31/97          RENOVATED             LIVES (YEARS)
----------------                          -----------         ---------             -------------
47522 Galleon                                      42           1990                     (q)
4150 Varsity Drive                                 81           1986                     (q)
1330 Crooks Road                                  115           1960                     (q)
12000 Merriman Road                             2,219           1975                     (q)
238 Executive Drive                               227           1973                     (q)
256 Executive Drive                               184           1974                     (q)
301 Executive Drive                               293           1974                     (q)
449 Executive Drive                               461           1975                     (q)
501 Executive Drive                               219           1984                     (q)
645 Executive Drive                               558           1972                     (q)
451 Robbins Drive                                 437           1975                     (q)
700 Stephenson Highway                            760           1978                     (q)
800 Stephenson Highway                          1,269           1979                     (q)
1150 Stephenson Highway                           396           1982                     (q)
1200 Stephenson Highway                           534           1980                     (q)
1035 Crooks Road                                  311           1980                     (q)
1095 Crooks Road                                  640           1986                     (q)
1416 Meijer Drive                                 246           1980                     (q)
1624 Meijer Drive                                 706           1984                     (q)
1972 Meijer Drive                                 637           1985                     (q)
2112 Meijer Drive                                 460           1980                     (q)
1621 Northwood Drive                              501           1977                     (q)
1707 Northwood Drive                              435           1983                     (q)
1749 Northwood Drive                              346           1977                     (q)
1788 Northwood Drive                              231           1977                     (q)
1821 Northwood Drive                              465           1977                     (q)
1826 Northwood Drive                              214           1977                     (q)
1864 Northwood Drive                              225           1977                     (q)
1902 Northwood Drive                            1,087           1977                     (q)
1921 Northwood Drive                              655           1977                     (q)
2230 Elliott Avenue                               222           1974                     (q)
2237 Elliott Avenue                               198           1974                     (q)
2277 Elliott Avenue                               219           1975                     (q)
2291 Elliott Avenue                               209           1974                     (q)
2451 Elliott Avenue                               359           1974                     (q)
2730 Research Drive                             1,535           1988                     (q)
2791 Research Drive                               921           1991                     (q)
2871 Research Drive                               533           1991                     (q)
2911 Research Drive                               799           1992                     (q)
3011 Research Drive                               776           1988                     (q)
2870 Technology Drive                             471           1988                     (q)
2890 Technology Drive                             332           1991                     (q)
2900 Technology Drive                             458           1992                     (q)
2920 Technology Drive                             241           1992                     (q)
2930 Technology Drive                             265           1991                     (q)
2950 Technology Drive                             312           1991                     (q)
2960 Technology Drive                             455           1992                     (q)
23014 Commerce Drive                               96           1983                     (q)
23028 Commerce Drive                              238           1983                     (q)
23035 Commerce Drive                              165           1983                     (q)
23042 Commerce Drive                              181           1983                     (q)
23065 Commerce Drive                              165           1983                     (q)
23070 Commerce Drive                              298           1983                     (q)
23079 Commerce Drive                              153           1983                     (q)
23093 Commerce Drive                              539           1983                     (q)
23135 Commerce Drive                              290           1986                     (q)
23149 Commerce Drive                              482           1985                     (q)
23163 Commerce Drive                              229           1986                     (q)
23177 Commerce Drive                              502           1986                     (q)
23192 Commerce Drive                               94           1986                     (q)
23206 Commerce Drive                              242           1985                     (q)
23290 Commerce Drive                              439           1980                     (q)
23370 Commerce Drive                              124           1980                     (q)
24492 Indoplex Circle                             386           1976                     (q)
24528 Indoplex Circle                             598           1976                     (q)
31800 Plymouth Road - Building 1                1,951          1968/89                   (q)
31800 Plymouth Road - Building 2                  369          1968/89                   (q)
31800 Plymouth Road - Building 3                  189          1968/89                   (q)
31800 Plymouth Road - Building 6                  375          1968/89                   (q)
31800 Plymouth Road - Building 7                   77          1968/89                   (q)
21477 Bridge Street                               119           1986                     (q)

                                                                                                          (b)
                                                                                                      INITIAL COST
                                                LOCATION                (a)                           ------------
BUILDING ADDRESS                              (CITY/STATE)           ENCUMBRANCES              LAND                BUILDINGS
----------------                              ------------           ------------              ----                ---------
2965 Technology Drive                       Rochester Hills, MI          (d)                      964                   2,277
1451 Lincoln Avenue                         Madison Heights, MI          (d)                      299                   1,703
4400 Purks Drive                             Auburn Hills, MI            (d)                      602                   3,410
4177A Varsity Drive                           Ann Arbor, MI              (d)                       90                     536
6515 Cobb Drive                             Sterling Heights, MI         (d)                      305                   1,753
32450 N Avis Drive                          Madison Heights, MI                                   281                   1,590
32200 N Avis Drive                          Madison Heights, MI                                   408                   2,311
32440-32442 Industrial Drive                Madison Heights, MI                                   120                     679
32450 Industrial Drive                      Madison Heights, MI                                    65                     369
11813 Hubbard                                  Livonia, MI                                        177                   1,001
11844 Hubbard                                  Livonia, MI                                        189                   1,069
11866 Hubbard                                  Livonia, MI                                        189                   1,073
12050-12190 Hubbard (l)                        Livonia, MI                                        425                   2,410
38200 Plymouth Road                            Livonia, MI                                      1,215                      --
38220 Plymouth Road                            Livonia, MI                                        756                      --
38300 Plymouth Road                            Livonia, MI                                        729                      --
12707 Eckles Road                              Plymouth, MI                                       255                   1,445
9300-9328 Harrison Rd                          Romulus, MI                                        147                     834
9330-9358 Harrison Rd                          Romulus, MI                                         81                     456
28420-28448 Highland Rd                        Romulus, MI                                        143                     809
28450-28478 Highland Rd                        Romulus, MI                                         81                     461
28421-28449 Highland Rd                        Romulus, MI                                        109                     617
28451-28479 Highland Rd                        Romulus, MI                                        107                     608
28825-28909 Highland Rd                        Romulus, MI                                         70                     395
28933-29017 Highland Rd                        Romulus, MI                                        112                     634
28824-28908 Highland Rd                        Romulus, MI                                        134                     760
28932-29016 Highland Rd                        Romulus, MI                                        123                     694
9710-9734 Harrison Rd                          Romulus, MI                                        125                     706
9740-9772 Harrison Rd                          Romulus, MI                                        132                     749
9840-9868 Harrison Rd                          Romulus, MI                                        144                     815
9800-9824 Harrison Rd                          Romulus, MI                                        117                     664
29265-29285 Airport Dr                         Romulus, MI                                        140                     794
29185-29225 Airport Dr                         Romulus, MI                                        140                     792
29149-29165 Airport Dr                         Romulus, MI                                        216                   1,225
29101-29115 Airport Dr                         Romulus, MI                                        130                     738
29031-29045 Airport Dr                         Romulus, MI                                        124                     704
29050-29062 Airport Dr                         Romulus, MI                                        127                     718
29120-29134 Airport Dr                         Romulus, MI                                        161                     912
29200-29214 Airport Dr                         Romulus, MI                                        170                     963
9301-9339 Middlebelt Rd                        Romulus, MI                                        124                     703
21405 Trolley Industrial Drive                  Taylor, MI                                        758                   4,293
26980 Trolley Industrial Drive                  Taylor, MI                                        450                   2,550

GRAND RAPIDS
3232 Kraft Avenue                            Grand Rapids, MI            (e)                      810                   4,792
8181 Logistics Drive                         Grand Rapids, MI            (e)                      803                   5,263
5062 Kendrick Court SE                       Grand Rapids, MI            (e)                      142                     815
2 84th Street SW                             Byron Center, MI                                     117                     685
100 84th Street SW                           Byron Center, MI                                     255                   1,477
150 84th Street SW                           Byron Center, MI                                      47                     286
511 76th Street SW                           Grand Rapids, MI                                     758                   4,355
553 76th Street SW                           Grand Rapids, MI                                      32                     191
555 76th Street SW                           Grand Rapids, MI                                     776                   4,458
2925 Remico Avenue SW                         Grandville, MI                                      281                   1,617
2935 Walkent Court NW                        Grand Rapids, MI                                     285                   1,663
3300 Kraft Avenue SE                         Grand Rapids, MI                                     838                   4,810
3366 Kraft Avenue SE                         Grand Rapids, MI                                     833                   4,780
4939 Starr Avenue                            Grand Rapids, MI                                     117                     681
5001 Kendrick Court SE                       Grand Rapids, MI                                     210                   1,221
5050 Kendrick Court SE                       Grand Rapids, MI            (c)                    1,721                  11,433
5015 52nd Street SE                          Grand Rapids, MI            (c)                      234                   1,321
5025 28th Street                             Grand Rapids, MI                                      77                     488
5079 33rd Street SE                          Grand Rapids, MI                                     525                   3,018
5333 33rd Street SE                          Grand Rapids, MI                                     480                   2,761
5130 Patterson Avenue SE                     Grand Rapids, MI                                     137                     793
425 Gordon Industrial Court                  Grand Rapids, MI            (d)                      611                   3,747
2851 Prairie Street                           Grandville, MI             (d)                      377                   2,778
2945 Walkent Court                           Grand Rapids, MI            (d)                      310                   2,074
537 76th Street                              Grand Rapids, MI            (d)                      255                   1,456



                                              COSTS                                   GROSS AMOUNTS CARRIED
                                            CAPITALIZED                            AT CLOSE OF PERIOD 12/31/97
                                           SUBSEQUENT TO          --------------------------------------------------------------
                                            ACQUISITION                                    BUILDING AND
BUILDING ADDRESS                           OR COMPLETION             LAND                  IMPROVEMENTS                TOTAL
----------------                           -------------          -----------             -------------            -------------
2965 Technology Drive                                123                  964                     2,400                    3,364
1451 Lincoln Avenue                                  452                  305                     2,149                    2,454
4400 Purks Drive                                     112                  612                     3,512                    4,124
4177A Varsity Drive                                   78                   90                       614                      704
6515 Cobb Drive                                       29                  305                     1,782                    2,087
32450 N Avis Drive                                    63                  286                     1,648                    1,934
32200 N Avis Drive                                    94                  411                     2,402                    2,813
32440-32442 Industrial Drive                          83                  123                       759                      882
32450 Industrial Drive                                36                   66                       404                      470
11813 Hubbard                                         42                  180                     1,040                    1,220
11844 Hubbard                                         72                  191                     1,139                    1,330
11866 Hubbard                                         28                  191                     1,099                    1,290
12050-12190 Hubbard (l)                              275                  428                     2,682                    3,110
38200 Plymouth Road                                4,610                1,268                     4,557                    5,825
38220 Plymouth Road                                2,487                  756                     2,487                    3,243
38300 Plymouth Road                                3,268                  729                     3,268                    3,997
12707 Eckles Road                                    106                  267                     1,539                    1,806
9300-9328 Harrison Rd                                118                  154                       945                    1,099
9330-9358 Harrison Rd                                 90                   85                       542                      627
28420-28448 Highland Rd                              122                  149                       925                    1,074
28450-28478 Highland Rd                              180                   85                       637                      722
28421-28449 Highland Rd                              186                  114                       798                      912
28451-28479 Highland Rd                               98                  112                       701                      813
28825-28909 Highland Rd                              112                   73                       504                      577
28933-29017 Highland Rd                              117                  117                       746                      863
28824-28908 Highland Rd                              189                  140                       943                    1,083
28932-29016 Highland Rd                               99                  128                       788                      916
9710-9734 Harrison Rd                                131                  130                       832                      962
9740-9772 Harrison Rd                                120                  138                       863                    1,001
9840-9868 Harrison Rd                                112                  150                       921                    1,071
9800-9824 Harrison Rd                                 88                  123                       746                      869
29265-29285 Airport Dr                               163                  147                       950                    1,097
29185-29225 Airport Dr                               226                  146                     1,012                    1,158
29149-29165 Airport Dr                               233                  226                     1,448                    1,674
29101-29115 Airport Dr                               214                  136                       946                    1,082
29031-29045 Airport Dr                                96                  130                       794                      924
29050-29062 Airport Dr                                91                  133                       803                      936
29120-29134 Airport Dr                               150                  168                     1,055                    1,223
29200-29214 Airport Dr                               240                  178                     1,195                    1,373
9301-9339 Middlebelt Rd                              111                  130                       808                      938
21405 Trolley Industrial Drive                       126                  774                     4,403                    5,177
26980 Trolley Industrial Drive                        96                  463                     2,633                    3,096

GRAND RAPIDS
3232 Kraft Avenue                                  1,062                  874                     5,790                    6,664
8181 Logistics Drive                                 675                  864                     5,877                    6,741
5062 Kendrick Court SE                                13                  142                       828                      970
2 84th Street SW                                     287                  117                       972                    1,089
100 84th Street SW                                   101                  255                     1,578                    1,833
150 84th Street SW                                    45                   47                       331                      378
511 76th Street SW                                   215                  758                     4,570                    5,328
553 76th Street SW                                    22                   32                       213                      245
555 76th Street SW                                    97                  776                     4,555                    5,331
2925 Remico Avenue SW                                  8                  281                     1,625                    1,906
2935 Walkent Court NW                                 46                  285                     1,709                    1,994
3300 Kraft Avenue SE                                 130                  838                     4,940                    5,778
3366 Kraft Avenue SE                                 380                  833                     5,160                    5,993
4939 Starr Avenue                                     29                  117                       710                      827
5001 Kendrick Court SE                                38                  210                     1,259                    1,469
5050 Kendrick Court SE                             4,568                1,721                    16,001                   17,722
5015 52nd Street SE                                   34                  234                     1,355                    1,589
5025 28th Street                                      17                   77                       505                      582
5079 33rd Street SE                                    4                  525                     3,022                    3,547
5333 33rd Street SE                                   48                  480                     2,809                    3,289
5130 Patterson Avenue SE                              20                  137                       813                      950
425 Gordon Industrial Court                        1,331                  644                     5,045                    5,689
2851 Prairie Street                                  240                  445                     2,950                    3,395
2945 Walkent Court                                   296                  352                     2,328                    2,680
537 76th Street                                      330                  258                     1,783                    2,041


                                          ACCUMULATED
                                          DEPRECIATION       YEAR BUILT/             DEPRECIABLE
BUILDING ADDRESS                            12/31/97          RENOVATED             LIVES (YEARS)
----------------                          -----------         ---------             -------------
2965 Technology Drive                             172           1995                     (q)
1451 Lincoln Avenue                               142           1967                     (q)
4400 Purks Drive                                  226           1987                     (q)
4177A Varsity Drive                                92           1993                     (q)
6515 Cobb Drive                                   148           1984                     (q)
32450 N Avis Drive                                 78           1974                     (q)
32200 N Avis Drive                                113           1973                     (q)
32440-32442 Industrial Drive                       44           1979                     (q)
32450 Industrial Drive                             19           1979                     (q)
11813 Hubbard                                      50           1979                     (q)
11844 Hubbard                                      85           1979                     (q)
11866 Hubbard                                      52           1979                     (q)
12050-12190 Hubbard (l)                           131           1981                     (q)
38200 Plymouth Road                                93           1997                     (q)
38220 Plymouth Road                                 1           1988                     (q)
38300 Plymouth Road                                 1           1997                     (q)
12707 Eckles Road                                  54           1990                     (q)
9300-9328 Harrison Rd                              26           1978                     (q)
9330-9358 Harrison Rd                              15           1978                     (q)
28420-28448 Highland Rd                            26           1979                     (q)
28450-28478 Highland Rd                            15           1979                     (q)
28421-28449 Highland Rd                            21           1980                     (q)
28451-28479 Highland Rd                            19           1980                     (q)
28825-28909 Highland Rd                            14           1981                     (q)
28933-29017 Highland Rd                            22           1982                     (q)
28824-28908 Highland Rd                            25           1982                     (q)
28932-29016 Highland Rd                            22           1982                     (q)
9710-9734 Harrison Rd                              27           1987                     (q)
9740-9772 Harrison Rd                              26           1987                     (q)
9840-9868 Harrison Rd                              27           1987                     (q)
9800-9824 Harrison Rd                              21           1987                     (q)
29265-29285 Airport Dr                             26           1983                     (q)
29185-29225 Airport Dr                             26           1983                     (q)
29149-29165 Airport Dr                             39           1984                     (q)
29101-29115 Airport Dr                             27           1985                     (q)
29031-29045 Airport Dr                             22           1985                     (q)
29050-29062 Airport Dr                             22           1986                     (q)
29120-29134 Airport Dr                             29           1986                     (q)
29200-29214 Airport Dr                             31           1985                     (q)
9301-9339 Middlebelt Rd                            23           1983                     (q)
21405 Trolley Industrial Drive                     91           1971                     (q)
26980 Trolley Industrial Drive                     22           1997                     (q)

GRAND RAPIDS
3232 Kraft Avenue                                 551           1988                     (q)
8181 Logistics Drive                              561           1990                     (q)
5062 Kendrick Court SE                             77           1987                     (q)
2 84th Street SW                                   97           1986                     (q)
100 84th Street SW                                151           1979                     (q)
150 84th Street SW                                 39           1977                     (q)
511 76th Street SW                                418           1986                     (q)
553 76th Street SW                                 20           1985                     (q)
555 76th Street SW                                409           1987                     (q)
2925 Remico Avenue SW                             142           1988                     (q)
2935 Walkent Court NW                             151           1991                     (q)
3300 Kraft Avenue SE                              540           1987                     (q)
3366 Kraft Avenue SE                              483           1987                     (q)
4939 Starr Avenue                                  72           1985                     (q)
5001 Kendrick Court SE                            118           1983                     (q)
5050 Kendrick Court SE                          1,312           1988                     (q)
5015 52nd Street SE                               118           1987                     (q)
5025 28th Street                                   76           1967                     (q)
5079 33rd Street SE                               264           1990                     (q)
5333 33rd Street SE                               282           1991                     (q)
5130 Patterson Avenue SE                           78           1987                     (q)
425 Gordon Industrial Court                       411           1990                     (q)
2851 Prairie Street                               277           1989                     (q)
2945 Walkent Court                                219           1993                     (q)
537 76th Street                                   117           1987                     (q)

                                                                                                          (b)
                                                                                                      INITIAL COST
                                                LOCATION                (a)                           ------------
BUILDING ADDRESS                              (CITY/STATE)           ENCUMBRANCES              LAND                BUILDINGS
----------------                              ------------           ------------              ----                ---------
HOUSTON
2102-2314 Edwards Street                       Houston, TX                                        348                   1,973
4545 Eastpark Drive                            Houston, TX                                        235                   1,331
3351 Ranch St                                  Houston, TX                                        272                   1,541
3851 Yale St                                   Houston, TX                                        413                   2,343
3337-3347 Ranch Street                         Houston, TX                                        227                   1,287
8505 N Loop East                               Houston, TX                                        439                   2,489
4749-4799 Eastpark Dr                          Houston, TX                                        594                   3,368
4851 Homestead Road                            Houston, TX                                        491                   2,782
3365-3385 Ranch Street                         Houston, TX                                        284                   1,611
5050 Campbell Road                             Houston, TX                                        461                   2,610
4300 Pine Timbers                              Houston, TX                                        489                   2,769
10600 Hampstead                                Houston, TX                                        105                     597
2300 Fairway Park Dr                           Houston, TX                                         86                     488
7969 Blakenship                                Houston, TX                                        174                     987
8001 Kempwood                                  Houston, TX                                         98                     558
7901 Blankenship                               Houston, TX                                        136                     772
2500-2530 Fairway Park Drive                   Houston, TX                                        766                   4,342
6550 Longpointe                                Houston, TX                                        362                   2,050
1815 Turning Basin Dr                          Houston, TX                                        487                   2,761
1819 Turning Basin Dr                          Houston, TX                                        231                   1,308
4545 Mossford Dr                               Houston, TX                                        237                   1,342
1805 Turning Basin Drive                       Houston, TX                                        564                   3,197
7000 Empire Drive                              Houston, TX               (k)                      450                   2,552
9777 West Gulfbank Drive                       Houston, TX               (k)                    1,217                   6,899

INDIANAPOLIS
2900 N Shadeland Avenue                      Indianapolis, IN            (f)                    2,394                  13,565
2400 N Shadeland Avenue                      Indianapolis, IN                                     142                     802
2402 N Shadeland Avenue                      Indianapolis, IN                                     466                   2,640
7901 West 21st Street                        Indianapolis, IN                                   1,064                   6,027
1445 Brookville Way                          Indianapolis, IN            (f)                      459                   2,603
1440 Brookville Way                          Indianapolis, IN            (f)                      665                   3,770
1240 Brookville Way                          Indianapolis, IN            (f)                      247                   1,402
1220 Brookville Way                          Indianapolis, IN            (f)                      223                      40
1345 Brookville Way                          Indianapolis, IN            (g)                      586                   3,321
1350 Brookville Way                          Indianapolis, IN            (f)                      205                   1,161
1315 Sadlier Circle E Dr                     Indianapolis, IN            (g)                       57                     322
1341 Sadlier Circle E Dr                     Indianapolis, IN            (g)                      131                     743
1322-1438 Sadlier Circle E Dr                Indianapolis, IN            (g)                      145                     822
1327-1441 Sadlier Circle E Dr                Indianapolis, IN            (g)                      218                   1,234
1304 Sadlier Circle E Dr                     Indianapolis, IN            (g)                       71                     405
1402 Sadlier Circle E Dr                     Indianapolis, IN            (g)                      165                     934
1504 Sadlier Circle E Dr                     Indianapolis, IN            (g)                      219                   1,238
1311 Sadlier Circle E Dr                     Indianapolis, IN            (g)                       54                     304
1365 Sadlier Circle E Dr                     Indianapolis, IN            (g)                      121                     688
1352-1354 Sadlier Circle E Dr                Indianapolis, IN            (g)                      178                   1,008
1335 Sadlier Circle E Dr                     Indianapolis, IN            (g)                       81                     460
1327 Sadlier Circle E Dr                     Indianapolis, IN            (g)                       52                     295
1425 Sadlier Circle E Dr                     Indianapolis, IN            (g)                       21                     117
1230 Brookville Way                          Indianapolis, IN            (f)                      103                     586
6951 E 30th St                               Indianapolis, IN                                     256                   1,449
6701 E 30th St                               Indianapolis, IN                                      78                     443
6737 E 30th St                               Indianapolis, IN                                     385                   2,181
1225 Brookville Way                          Indianapolis, IN                                      60                      --
6555 E 30th St                               Indianapolis, IN                                     840                   4,760
2432-2436 Shadeland                          Indianapolis, IN                                     212                   1,199
8402-8440 E 33rd St                          Indianapolis, IN                                     222                   1,260
8520-8630 E 33rd St                          Indianapolis, IN                                     326                   1,848
8710-8768 E 33rd St                          Indianapolis, IN                                     175                     993
3316-3346 N. Pagosa Court                    Indianapolis, IN                                     325                   1,842
3331 Raton Court                             Indianapolis, IN                                     138                     802
4430 Airport Expressway                      Indianapolis, IN                                   1,068                   6,789
6751 E 30th St                               Indianapolis, IN                                     728                   2,837

LONG ISLAND
1140 Motor Parkway                            Hauppauge, NY                                     1,034                   5,861
10 Edison Street                              Amityville, NY                                      183                   1,036
120 Secatogue Ave                            Farmingdale, NY                                      375                   2,123
100 Lauman Lane                               Hicksville, NY                                      216                   1,226
200 Finn Court                               Farmingdale, NY                                      619                   3,506
243 Dixon Avenue                              Amityville, NY                                       93                     527



                                              COSTS                                   GROSS AMOUNTS CARRIED
                                            CAPITALIZED                            AT CLOSE OF PERIOD 12/31/97
                                           SUBSEQUENT TO          --------------------------------------------------------------
                                            ACQUISITION                                    BUILDING AND
BUILDING ADDRESS                           OR COMPLETION             LAND                  IMPROVEMENTS                TOTAL
----------------                           -------------          -----------             -------------            -------------

HOUSTON
2102-2314 Edwards Street                              71                  359                     2,034                    2,392
4545 Eastpark Drive                                   33                  240                     1,360                    1,599
3351 Ranch St                                         38                  278                     1,574                    1,851
3851 Yale St                                          71                  424                     2,404                    2,827
3337-3347 Ranch Street                                36                  233                     1,318                    1,550
8505 N Loop East                                      66                  449                     2,546                    2,994
4749-4799 Eastpark Dr                                107                  611                     3,459                    4,069
4851 Homestead Road                                   87                  504                     2,857                    3,360
3365-3385 Ranch Street                                38                  290                     1,644                    1,933
5050 Campbell Road                                    61                  470                     2,663                    3,132
4300 Pine Timbers                                     69                  499                     2,829                    3,327
10600 Hampstead                                       25                  109                       619                      727
2300 Fairway Park Dr                                  22                   90                       507                      596
7969 Blakenship                                       31                  179                     1,014                    1,192
8001 Kempwood                                         20                  102                       575                      676
7901 Blankenship                                      26                  140                       795                      934
2500-2530 Fairway Park Drive                         168                  792                     4,485                    5,276
6550 Longpointe                                       53                  370                     2,096                    2,465
1815 Turning Basin Dr                                290                  531                     3,008                    3,538
1819 Turning Basin Dr                                133                  251                     1,422                    1,672
4545 Mossford Dr                                      54                  245                     1,389                    1,633
1805 Turning Basin Drive                             341                  616                     3,487                    4,102
7000 Empire Drive                                     23                  454                     2,571                    3,025
9777 West Gulfbank Drive                              59                1,226                     6,949                    8,175

INDIANAPOLIS
2900 N Shadeland Avenue                            1,786                2,496                    15,249                   17,745
2400 N Shadeland Avenue                               51                  149                       846                      995
2402 N Shadeland Avenue                              231                  490                     2,847                    3,337
7901 West 21st Street                                114                1,079                     6,126                    7,205
1445 Brookville Way                                  266                  476                     2,852                    3,328
1440 Brookville Way                                  248                  685                     3,998                    4,683
1240 Brookville Way                                  190                  258                     1,581                    1,839
1220 Brookville Way                                   31                  226                        68                      294
1345 Brookville Way                                  268                  601                     3,574                    4,175
1350 Brookville Way                                   80                  211                     1,235                    1,446
1315 Sadlier Circle E Dr                              48                   61                       366                      427
1341 Sadlier Circle E Dr                              50                  134                       790                      924
1322-1438 Sadlier Circle E Dr                        104                  152                       919                    1,071
1327-1441 Sadlier Circle E Dr                        101                  225                     1,328                    1,553
1304 Sadlier Circle E Dr                              50                   75                       451                      526
1402 Sadlier Circle E Dr                              84                  171                     1,012                    1,183
1504 Sadlier Circle E Dr                              74                  226                     1,305                    1,531
1311 Sadlier Circle E Dr                              84                   57                       385                      442
1365 Sadlier Circle E Dr                              57                  126                       740                      866
1352-1354 Sadlier Circle E Dr                         88                  184                     1,090                    1,274
1335 Sadlier Circle E Dr                              49                   85                       505                      590
1327 Sadlier Circle E Dr                              25                   55                       317                      372
1425 Sadlier Circle E Dr                              24                   23                       139                      162
1230 Brookville Way                                   46                  109                       626                      735
6951 E 30th St                                        93                  265                     1,533                    1,798
6701 E 30th St                                        40                   82                       479                      561
6737 E 30th St                                       143                  398                     2,311                    2,709
1225 Brookville Way                                  396                   68                       388                      456
6555 E 30th St                                       427                  484                     5,543                    6,027
2432-2436 Shadeland                                  178                  230                     1,359                    1,589
8402-8440 E 33rd St                                   55                  230                     1,307                    1,537
8520-8630 E 33rd St                                  249                  336                     2,087                    2,423
8710-8768 E 33rd St                                   37                  187                     1,018                    1,205
3316-3346 N. Pagosa Court                            140                  335                     1,972                    2,307
3331 Raton Court                                      40                  144                       836                      980
4430 Airport Expressway                              900                1,238                     7,519                    8,757
6751 E 30th St                                       106                  741                     2,930                    3,671

LONG ISLAND
1140 Motor Parkway                                   157                1,051                     6,001                    7,052
10 Edison Street                                      74                  188                     1,105                    1,293
120 Secatogue Ave                                     65                  382                     2,181                    2,563
100 Lauman Lane                                       66                  222                     1,286                    1,508
200 Finn Court                                       132                  630                     3,627                    4,257
243 Dixon Avenue                                      44                   96                       568                      664


                                          ACCUMULATED
                                          DEPRECIATION       YEAR BUILT/             DEPRECIABLE
BUILDING ADDRESS                            12/31/97          RENOVATED             LIVES (YEARS)
----------------                          -----------         ---------             -------------

HOUSTON
2102-2314 Edwards Street                            4           1961                     (q)
4545 Eastpark Drive                                 3           1972                     (q)
3351 Ranch St                                       3           1970                     (q)
3851 Yale St                                        5           1971                     (q)
3337-3347 Ranch Street                              3           1970                     (q)
8505 N Loop East                                    5           1981                     (q)
4749-4799 Eastpark Dr                               7           1979                     (q)
4851 Homestead Road                                 6           1973                     (q)
3365-3385 Ranch Street                              3           1970                     (q)
5050 Campbell Road                                  6           1970                     (q)
4300 Pine Timbers                                   6           1980                     (q)
10600 Hampstead                                     1           1974                     (q)
2300 Fairway Park Dr                                1           1974                     (q)
7969 Blakenship                                     2           1972                     (q)
8001 Kempwood                                       1           1972                     (q)
7901 Blankenship                                    2           1972                     (q)
2500-2530 Fairway Park Drive                        9           1974                     (q)
6550 Longpointe                                     4           1980                     (q)
1815 Turning Basin Dr                               6           1980                     (q)
1819 Turning Basin Dr                               3           1980                     (q)
4545 Mossford Dr                                    3           1975                     (q)
1805 Turning Basin Drive                            7           1980                     (q)
7000 Empire Drive                                   5           1980                     (q)
9777 West Gulfbank Drive                           14           1980                     (q)

INDIANAPOLIS
2900 N Shadeland Avenue                           721         1957/1992                  (q)
2400 N Shadeland Avenue                            11           1970                     (q)
2402 N Shadeland Avenue                            36           1970                     (q)
7901 West 21st Street                              51           1985                     (q)
1445 Brookville Way                               138           1989                     (q)
1440 Brookville Way                               181           1990                     (q)
1240 Brookville Way                                86           1990                     (q)
1220 Brookville Way                                 3           1990                     (q)
1345 Brookville Way                               166           1992                     (q)
1350 Brookville Way                                56           1994                     (q)
1315 Sadlier Circle E Dr                           16         1970/1992                  (q)
1341 Sadlier Circle E Dr                           36         1971/1992                  (q)
1322-1438 Sadlier Circle E Dr                      44         1971/1992                  (q)
1327-1441 Sadlier Circle E Dr                      66           1992                     (q)
1304 Sadlier Circle E Dr                           22         1971/1992                  (q)
1402 Sadlier Circle E Dr                           46         1970/1992                  (q)
1504 Sadlier Circle E Dr                           59         1971/1992                  (q)
1311 Sadlier Circle E Dr                           26         1971/1992                  (q)
1365 Sadlier Circle E Dr                           33         1971/1992                  (q)
1352-1354 Sadlier Circle E Dr                      49         1970/1992                  (q)
1335 Sadlier Circle E Dr                           23         1971/1992                  (q)
1327 Sadlier Circle E Dr                           15         1971/1992                  (q)
1425 Sadlier Circle E Dr                            6         1971/1992                  (q)
1230 Brookville Way                                28           1995                     (q)
6951 E 30th St                                     70           1995                     (q)
6701 E 30th St                                     22           1995                     (q)
6737 E 30th St                                    106           1995                     (q)
1225 Brookville Way                                 5           1997                     (q)
6555 E 30th St                                    210         1969/1981                  (q)
2432-2436 Shadeland                                50           1968                     (q)
8402-8440 E 33rd St                                41           1977                     (q)
8520-8630 E 33rd St                                75           1976                     (q)
8710-8768 E 33rd St                                33           1979                     (q)
3316-3346 N. Pagosa Court                          61           1977                     (q)
3331 Raton Court                                   26           1979                     (q)
4430 Airport Expressway                           209           1970                     (q)
6751 E 30th St                                     12           1997                     (q)

LONG ISLAND
1140 Motor Parkway                                149           1978                     (q)
10 Edison Street                                   27           1971                     (q)
120 Secatogue Ave                                  54           1957                     (q)
100 Lauman Lane                                    32           1968                     (q)
200 Finn Court                                     89           1965                     (q)
243 Dixon Avenue                                   14           1978                     (q)

                                                                                                          (b)
                                                                                                      INITIAL COST
                                                LOCATION                (a)                    -----------------------------
BUILDING ADDRESS                              (CITY/STATE)           ENCUMBRANCES              LAND                BUILDINGS
----------------                              ------------           ------------              ----                ---------
717 Broadway Avenue                            Holbrook, NY                                       790                   4,474
725 Broadway Avenue                            Holbrook, NY                                       643                   3,644
270 Duffy Avenue                              Hicksville, NY                                    1,305                   7,393
280 Duffy Avenue                              Hicksville, NY                                      478                   2,707
575 Underhill Boulevard                        Syosset, NY                                      2,714                  15,382
5 Sidney Court                               Lindenhurst, NY                                      148                     840
7 Sidney Court                               Lindenhurst, NY                                      172                     975
450 Commack Road                              Deer Park, NY                                       304                   1,720
99 Layfayette Drive                            Syosset, NY                                      1,607                   9,106
65 East Bethpage Road                         Plainview, NY                                       198                   1,122
171 Milbar Boulevard                         Farmingdale, NY                                      454                   2,574
95 Horseblock Road                             Yaphank, NY                                      1,313                   7,439
151-171 East 2nd Street                       Huntington, NY                                      497                   2,815
171-175 East 2nd Street                       Huntington, NY                                      493                   2,792
35 Bloomingdale Road                          Hicksville, NY                                      190                   1,076
15-39 Tec Street                              Hicksville, NY                                      164                     930
100 Tec Street                                Hicksville, NY                                      237                   1,340
51-89 Tec Street                              Hicksville, NY                                      207                   1,171
502 Old Country Road                          Hicksville, NY                                       95                     536
80-98 Tec Street                              Hicksville, NY                                      123                     700
201-233 Park Avenue                           Hicksville, NY                                      349                   1,979
6851 Jericho Turnpike                          Syosset, NY                                      1,570                   8,896
One Fairchild Court                           Plainview, NY                                       315                   1,786
79 Express Street                             Plainview, NY                                       417                   2,363
92 Central Avenue                            Farmingdale, NY                                      837                   4,745
160 Engineer Drive                            Hicksville, NY                                      148                     836
260 Engineers Drive                           Hicksville, NY                                      264                   1,494
87-119 Engineers Dr (l)                       Hicksville, NY                                      181                   1,023
950-970 South Broadway                        Hicksville, NY                                      250                   1,418
290 Duffy Avenue                              Hicksville, NY             (h)                      383                   2,171
185 Price Parkway                            Farmingdale, NY                                      611                   3,464
62 Alpha Plaza                                Hicksville, NY                                      155                     877
90 Alpha Plaza                                Hicksville, NY                                      127                     717
325 Duffy Avenue                              Hicksville, NY                                      480                   2,720
939 Motor Parkway                             Hauppauge, NY                                       105                     596
2070 5th Avenue                               Ronkonkoma, NY                                      383                   2,171
200 13th Avenue                               Ronkonkoma, NY                                      313                   1,776
100 13th Avenue                               Ronkonkoma, NY                                      348                   1,973
1 Comac Loop                                  Ronkonkoma, NY                                      348                   1,973
80 13th Avenue                                Ronkonkoma, NY                                      418                   2,368
90 13th Avenue                                Ronkonkoma, NY                                      383                   2,171
33 Comac Loop                                 Ronkonkoma, NY                                      383                   2,171
101-125 Comac Street                          Ronkonkoma, NY                                      905                   5,131

MILWAUKEE
N25 W23050 Paul Road                           Pewaukee, WI                                       474                   2,723
N25 W23255 Paul Road                           Pewaukee, WI                                       571                   3,270
N27 W23293 Roundy Drive                        Pewaukee, WI                                       412                   2,837
6523 N. Sydney Place                           Glendale, WI                                       172                     976
8800 W Bradley                                Milwaukee, WI                                       375                   2,125
1435 North 113th St                           Wauwatosa, WI                                       300                   1,699
11217-43 W. Becher St                         West Allis, WI                                      148                     841
2152 S 114th Street                           West Allis, WI                                      326                   1,846
4560 N. 124th Street                          Wauwatosa, WI                                       118                     667
12221 W. Feerick Street                       Wauwatosa, WI                                       210                   1,190

MINNEAPOLIS
2700 Freeway Boulevard                      Brooklyn Center, MN          (e)                      392                   2,318
6507-6545 Cecilia Circle                     Bloomington, MN                                      357                   1,320
6403-6545 Cecilia Drive                      Bloomington, MN                                      366                   1,363
1275 Corporate Center Drive                     Eagan, MN                                          80                     357
1279 Corporate Center Drive                     Eagan, MN                                         105                     357
2815 Eagandale Boulevard                        Eagan, MN                                          80                     357
6201 West 111th Street                       Bloomington, MN             (c)                    1,358                   8,622
6925-6943 Washington Avenue                     Edina, MN                                         117                     504
6955-6973 Washington Avenue                     Edina, MN                                         117                     486
7251-7267 Washington Avenue                     Edina, MN                                         129                     382
7301-7325 Washington Avenue                     Edina, MN                                         174                     391
7101 Winnetka Avenue North                  Brooklyn Park, MN            (c)                    2,195                   6,084
7600 Golden Triangle Drive                   Eden Prairie, MN                                     566                   1,394
7830-7848 12th Avenue South                  Bloomington, MN                                      376                   1,346



                                              COSTS                                   GROSS AMOUNTS CARRIED
                                            CAPITALIZED                            AT CLOSE OF PERIOD 12/31/97
                                           SUBSEQUENT TO          --------------------------------------------------------------
                                            ACQUISITION                                    BUILDING AND
BUILDING ADDRESS                           OR COMPLETION             LAND                  IMPROVEMENTS                TOTAL
----------------                           -------------          -----------             -------------            -------------
717 Broadway Avenue                                  135                  805                     4,594                    5,399
725 Broadway Avenue                                  118                  656                     3,749                    4,405
270 Duffy Avenue                                     156                1,319                     7,535                    8,854
280 Duffy Avenue                                      47                  483                     2,749                    3,232
575 Underhill Boulevard                              301                2,741                    15,656                   18,397
5 Sidney Court                                        63                  152                       899                    1,051
7 Sidney Court                                        46                  176                     1,017                    1,193
450 Commack Road                                      80                  310                     1,794                    2,104
99 Layfayette Drive                                  221                1,629                     9,305                   10,934
65 East Bethpage Road                                 44                  202                     1,162                    1,364
171 Milbar Boulevard                                  88                  461                     2,655                    3,116
95 Horseblock Road                                   227                1,331                     7,648                    8,979
151-171 East 2nd Street                               66                  503                     2,875                    3,378
171-175 East 2nd Street                               80                  498                     2,867                    3,365
35 Bloomingdale Road                                  61                  194                     1,133                    1,327
15-39 Tec Street                                      54                  167                       981                    1,148
100 Tec Street                                        33                  240                     1,370                    1,610
51-89 Tec Street                                      38                  210                     1,206                    1,416
502 Old Country Road                                  20                   97                       554                      651
80-98 Tec Street                                      23                  126                       720                      846
201-233 Park Avenue                                   70                  354                     2,044                    2,398
6851 Jericho Turnpike                                231                1,586                     9,111                   10,697
One Fairchild Court                                   80                  322                     1,859                    2,181
79 Express Street                                     69                  425                     2,424                    2,849
92 Central Avenue                                    111                  846                     4,847                    5,693
160 Engineer Drive                                    45                  152                       877                    1,029
260 Engineers Drive                                   58                  270                     1,546                    1,816
87-119 Engineers Dr (l)                               57                  185                     1,076                    1,261
950-970 South Broadway                               117                  256                     1,529                    1,785
290 Duffy Avenue                                     258                  389                     2,423                    2,812
185 Price Parkway                                     98                  622                     3,551                    4,173
62 Alpha Plaza                                        29                  159                       902                    1,061
90 Alpha Plaza                                        31                  130                       745                      875
325 Duffy Avenue                                      53                  488                     2,765                    3,253
939 Motor Parkway                                     47                  112                       636                      748
2070 5th Avenue                                       18                  386                     2,186                    2,572
200 13th Avenue                                       18                  316                     1,791                    2,107
100 13th Avenue                                       19                  351                     1,989                    2,340
1 Comac Loop                                          19                  351                     1,989                    2,340
80 13th Avenue                                        22                  421                     2,387                    2,808
90 13th Avenue                                        24                  387                     2,191                    2,578
33 Comac Loop                                         20                  386                     2,188                    2,574
101-125 Comac Street                                  43                  912                     5,167                    6,079

MILWAUKEE
N25 W23050 Paul Road                                  12                  474                     2,735                    3,209
N25 W23255 Paul Road                                   1                  571                     3,271                    3,842
N27 W23293 Roundy Drive                                1                  412                     2,838                    3,250
6523 N. Sydney Place                                 140                  176                     1,112                    1,288
8800 W Bradley                                       130                  388                     2,242                    2,630
1435 North 113th St                                   99                  310                     1,788                    2,098
11217-43 W. Becher St                                 59                  155                       893                    1,048
2152 S 114th Street                                   97                  339                     1,930                    2,269
4560 N. 124th Street                                  84                  129                       740                      869
12221 W. Feerick Street                               81                  221                     1,260                    1,481

MINNEAPOLIS
2700 Freeway Boulevard                               422                  415                     2,717                    3,132
6507-6545 Cecilia Circle                             352                  386                     1,643                    2,029
6403-6545 Cecilia Drive                              446                  395                     1,780                    2,175
1275 Corporate Center Drive                           41                   93                       385                      478
1279 Corporate Center Drive                           90                  109                       443                      552
2815 Eagandale Boulevard                             172                   97                       512                      609
6201 West 111th Street                             3,763                1,499                    12,244                   13,743
6925-6943 Washington Avenue                          538                  237                       922                    1,159
6955-6973 Washington Avenue                          386                  191                       798                      989
7251-7267 Washington Avenue                          422                  182                       751                      933
7301-7325 Washington Avenue                          476                  193                       848                    1,041
7101 Winnetka Avenue North                         2,141                2,229                     8,191                   10,420
7600 Golden Triangle Drive                         1,269                  615                     2,614                    3,229
7830-7848 12th Avenue South                          206                  381                     1,547                    1,928

                                          ACCUMULATED
                                          DEPRECIATION       YEAR BUILT/             DEPRECIABLE
BUILDING ADDRESS                            12/31/97          RENOVATED             LIVES (YEARS)
----------------                          -----------         ---------             -------------
717 Broadway Avenue                               114           1967                     (q)
725 Broadway Avenue                                93           1967                     (q)
270 Duffy Avenue                                  188           1956                     (q)
280 Duffy Avenue                                   68           1956                     (q)
575 Underhill Boulevard                           384           1967                     (q)
5 Sidney Court                                     22           1962                     (q)
7 Sidney Court                                     25           1964                     (q)
450 Commack Road                                   44           1964                     (q)
99 Layfayette Drive                               227           1964                     (q)
65 East Bethpage Road                              29           1960                     (q)
171 Milbar Boulevard                               66           1961                     (q)
95 Horseblock Road                                192           1971                     (q)
151-171 East 2nd Street                            71           1968                     (q)
171-175 East 2nd Street                            71           1969                     (q)
35 Bloomingdale Road                               30           1962                     (q)
15-39 Tec Street                                   26           1965                     (q)
100 Tec Street                                     34           1965                     (q)
51-89 Tec Street                                   35           1965                     (q)
502 Old Country Road                               14           1965                     (q)
80-98 Tec Street                                   18           1965                     (q)
201-233 Park Avenue                                50           1962                     (q)
6851 Jericho Turnpike                             240           1969                     (q)
One Fairchild Court                                47           1959                     (q)
79 Express Street                                  60           1972                     (q)
92 Central Avenue                                 120           1961                     (q)
160 Engineer Drive                                 21           1966                     (q)
260 Engineers Drive                                38           1966                     (q)
87-119 Engineers Dr (l)                            27           1966                     (q)
950-970 South Broadway                             40           1966                     (q)
290 Duffy Avenue                                   59           1974                     (q)
185 Price Parkway                                  88           1969                     (q)
62 Alpha Plaza                                      6           1968                     (q)
90 Alpha Plaza                                      5           1969                     (q)
325 Duffy Avenue                                    6           1970                     (q)
939 Motor Parkway                                   1           1977                     (q)
2070 5th Avenue                                     5           1975                     (q)
200 13th Avenue                                     4           1979                     (q)
100 13th Avenue                                     4           1979                     (q)
1 Comac Loop                                        4           1980                     (q)
80 13th Avenue                                      5           1983                     (q)
90 13th Avenue                                      5           1982                     (q)
33 Comac Loop                                       5           1983                     (q)
101-125 Comac Street                               11           1985                     (q)

MILWAUKEE
N25 W23050 Paul Road                              171           1989                     (q)
N25 W23255 Paul Road                              286           1987                     (q)
N27 W23293 Roundy Drive                           247           1989                     (q)
6523 N. Sydney Place                               57           1978                     (q)
8800 W Bradley                                     88           1982                     (q)
1435 North 113th St                                56           1993                     (q)
11217-43 W. Becher St                              13           1979                     (q)
2152 S 114th Street                                28           1980                     (q)
4560 N. 124th Street                               11           1976                     (q)
12221 W. Feerick Street                            16           1971                     (q)

MINNEAPOLIS
2700 Freeway Boulevard                            291           1981                     (q)
6507-6545 Cecilia Circle                          653           1980                     (q)
6403-6545 Cecilia Drive                           704           1980                     (q)
1275 Corporate Center Drive                       128           1990                     (q)
1279 Corporate Center Drive                       150           1990                     (q)
2815 Eagandale Boulevard                          147           1990                     (q)
6201 West 111th Street                          1,808           1987                     (q)
6925-6943 Washington Avenue                       489           1972                     (q)
6955-6973 Washington Avenue                       431           1972                     (q)
7251-7267 Washington Avenue                       399           1972                     (q)
7301-7325 Washington Avenue                       448           1972                     (q)
7101 Winnetka Avenue North                      3,088           1990                     (q)
7600 Golden Triangle Drive                        960           1989                     (q)
7830-7848 12th Avenue South                       661           1978                     (q)

                                                                                                          (b)
                                                                                                      INITIAL COST
                                                LOCATION                (a)                    -----------------------------
BUILDING ADDRESS                              (CITY/STATE)           ENCUMBRANCES              LAND                BUILDINGS
----------------                              ------------           ------------              ----                ---------
7850-7890 12th Avenue South                  Bloomington, MN                                      347                   1,242
7900 Main Street Northeast                     Fridley, MN                                        480                   1,604
7901 Beech Street Northeast                    Fridley, MN                                        405                   1,554
9901 West 74th Street                        Eden Prairie, MN                                     621                   3,289
10175-10205 Crosstown Circle                 Eden Prairie, MN                                     132                     686
11201 Hampshire Avenue South                 Bloomington, MN                                      495                   1,035
12220-12222 Nicollet Avenue                   Burnsville, MN                                      105                     425
12250-12268 Nicollet Avenue                   Burnsville, MN                                      260                   1,054
12224-12226 Nicollet Avenue                   Burnsville, MN                                      190                     770
305 2nd Street Northwest                     New Brighton, MN                                     460                   2,744
953 Westgate Drive                             St. Paul, MN                                       193                   1,178
980 Lone Oak Road                               Eagan, MN                                         683                   4,103
990 Lone Oak Road                               Eagan, MN                                         883                   5,575
1030 Lone Oak Road                              Eagan, MN                                         456                   2,703
1060 Lone Oak Road                              Eagan, MN                                         624                   3,700
5400 Nathan Lane                               Plymouth, MN                                       749                   4,461
6464 Sycamore Court                          Maple Grove, MN                                      457                   2,730
6701 Parkway Circle                         Brooklyn Center, MN                                   350                   2,131
6601 Shingle Creek Parkway                  Brooklyn Center, MN                                   411                   2,813
10120 W 76th Street                          Eden Prairie, MN                                     315                   1,804
7615 Golden Triangle                         Eden Prairie, MN                                     268                   1,532
7625 Golden Triangle                         Eden Prairie, MN                                     415                   2,375
2605 Fernbrook Lane North                      Plymouth, MN                                       443                   2,533
12155 Nicollet Ave.                           Burnsville, MN                                      286                       -
6655 Wedgewood Road                          Maple Grove, MN             (d)                    1,466                   8,342
900 Apollo Road                                 Eagan, MN                (d)                    1,029                   5,855
7316 Aspen Lane                             Brooklyn Park, MN            (d)                      368                   2,156
6707 Shingle Creek Parkway                  Brooklyn Center, MN          (d)                      376                   2,101
9401 73rd Avenue North                      Brooklyn Park, MN                                     504                   2,856
1905 W Country Road C                         Roseville, MN                                       402                   2,278
2720 Arthur Street                            Roseville, MN                                       824                   4,671
10205 51st Avenue North                        Plymouth, MN                                       180                   1,020
4100 Peavey Road                                Chaska, MN                                        399                   2,261
11300 Hamshire Ave South                     Bloomington, MN                                      527                   2,985
375 Rivertown Drive                            Woodbury, MN                                     1,083                   6,135
5205 Highway 169                               Plymouth, MN                                       446                   2,525
6451-6595 Citywest Parkway                   Eden Prairie, MN                                     525                   2,975
7100-7198 Shady Oak Rd (m)                   Eden Prairie, MN                                   1,118                   6,333
1565 First Avenue NW                         New Brighton, MN                                     485                   2,750
7125 Northland Terrace                      Brooklyn Park, MN                                     660                   3,740
7102 Winnetka                               Brooklyn Park, MN                                   1,334                       -
6900 Shady Oak Road                          Eden Prairie, MN                                     310                   1,756
7550-7588 Washington Square                  Eden Prairie, MN                                     153                     867
7500-7546 Washington Square                  Eden Prairie, MN                                     229                   1,300
5240-5300 Valley Industrial Blvd S             Shakopee, MN                                       362                   2,049
6477-6525 City West Parkway                  Eden Prairie, MN                                     810                   4,590

NASHVILLE
1621 Heil Quaker Boulevard                    Nashville, TN              (e)                      413                   2,348
417 Harding Industrial Drive                  Nashville, TN              (c)                    1,006                   6,586
520 Harding Industrial Drive (l)              Nashville, TN              (c)                      645                   3,382
3099 Barry Drive                               Portland, TN                                       418                   2,368
3150 Barry Drive                               Portland, TN                                       941                   5,333
1650 Elm Hill Pike                            Nashville, TN                                       329                   1,867
1821 Air Lane Drive                           Nashville, TN                                       151                     858
1102 Appleton Drive                           Nashville, TN                                       154                     873
1920 Air Lane Drive                           Nashville, TN                                       250                   1,415
1931 Air Lane Drive                           Nashville, TN                                       491                   2,785
470 Metroplex Drive (l)                       Nashville, TN                                       619                   3,507
1150 Antiock Pike                             Nashville, TN                                       667                   3,748
5599 Highway 31 West                           Portland, TN                                       564                   3,196

NEW JERSEY
116 Lehigh Drive                              Fairfield, NJ                                       851                   4,823
60 Ethel Road West                            Piscataway, NJ                                      252                   1,426
70 Ethel Road West                            Piscataway, NJ                                      431                   2,443
105 Neptune Boulevard                          Neptune, NJ                                        245                   1,386
140 Hanover Avenue                             Hanover, NJ                                        457                   2,588
601-629 Montrose Avenue                    South Plainfield, NJ                                   487                   2,762
3 Marlen                                       Hamilton, NJ                                        71                     404


                                                    COSTS                            GROSS AMOUNTS CARRIED
                                                  CAPITALIZED                     AT CLOSE OF PERIOD 12/31/97
                                                 SUBSEQUENT TO          --------------------------------------------
                                                  ACQUISITION                           BUILDING AND
BUILDING ADDRESS                                 OR COMPLETION             LAND         IMPROVEMENTS         TOTAL
----------------                                 -------------          -----------     ------------       ---------
7850-7890 12th Avenue South                          220                    358             1,451             1,809
7900 Main Street Northeast                           499                    497             2,086             2,583
7901 Beech Street Northeast                          442                    428             1,973             2,401
9901 West 74th Street                              1,961                    639             5,232             5,871
10175-10205 Crosstown Circle                         102                    174               746               920
11201 Hampshire Avenue South                         848                    501             1,877             2,378
12220-12222 Nicollet Avenue                           47                    114               463               577
12250-12268 Nicollet Avenue                           96                    284             1,126             1,410
12224-12226 Nicollet Avenue                          102                    207               855             1,062
305 2nd Street Northwest                              41                    460             2,785             3,245
953 Westgate Drive                                     2                    193             1,180             1,373
980 Lone Oak Road                                     45                    683             4,148             4,831
990 Lone Oak Road                                    119                    883             5,694             6,577
1030 Lone Oak Road                                    45                    456             2,748             3,204
1060 Lone Oak Road                                   137                    624             3,837             4,461
5400 Nathan Lane                                      44                    749             4,505             5,254
6464 Sycamore Court                                  103                    457             2,833             3,290
6701 Parkway Circle                                  344                    377             2,448             2,825
6601 Shingle Creek Parkway                           495                    502             3,217             3,719
10120 W 76th Street                                   98                    318             1,899             2,217
7615 Golden Triangle                                 342                    268             1,874             2,142
7625 Golden Triangle                                 143                    415             2,518             2,933
2605 Fernbrook Lane North                            315                    445             2,846             3,291
12155 Nicollet Ave.                                1,678                    288             1,676             1,964
6655 Wedgewood Road                                  142                  1,466             8,484             9,950
900 Apollo Road                                      194                  1,030             6,048             7,078
7316 Aspen Lane                                      180                    377             2,327             2,704
6707 Shingle Creek Parkway                           364                    379             2,462             2,841
9401 73rd Avenue North                                73                    512             2,921             3,433
1905 W Country Road C                                 65                    409             2,336             2,745
2720 Arthur Street                                    77                    832             4,740             5,572
10205 51st Avenue North                               69                    187             1,082             1,269
4100 Peavey Road                                     124                    415             2,369             2,784
11300 Hamshire Ave South                             223                    541             3,194             3,735
375 Rivertown Drive                                  676                  1,503             6,391             7,894
5205 Highway 169                                   2,157                    739             4,389             5,128
6451-6595 Citywest Parkway                           237                    538             3,199             3,737
7100-7198 Shady Oak Rd (m)                           485                  1,149             6,787             7,936
1565 First Avenue NW                                 173                    496             2,912             3,408
7125 Northland Terrace                                96                    673             3,823             4,496
7102 Winnetka                                          -                  1,334                --             1,334
6900 Shady Oak Road                                  219                    340             1,945             2,285
7550-7588 Washington Square                           29                    157               891             1,049
7500-7546 Washington Square                           40                    235             1,333             1,569
5240-5300 Valley Industrial Blvd S                    93                    371             2,132             2,504
6477-6525 City West Parkway                           70                    820             4,650             5,470

NASHVILLE
1621 Heil Quaker Boulevard                           413                    430             2,744             3,174
417 Harding Industrial Drive                         880                  1,116             7,356             8,472
520 Harding Industrial Drive (l)                   1,092                    699             4,420             5,119
3099 Barry Drive                                      52                    424             2,414             2,838
3150 Barry Drive                                     329                    987             5,616             6,603
1650 Elm Hill Pike                                    39                    333             1,902             2,235
1821 Air Lane Drive                                   12                    153               868             1,021
1102 Appleton Drive                                    9                    153               883             1,036
1920 Air Lane Drive                                   18                    252             1,431             1,683
1931 Air Lane Drive                                   49                    497             2,828             3,325
470 Metroplex Drive (l)                               44                    625             3,545             4,170
1150 Antiock Pike                                     45                    669             3,791             4,460
5599 Highway 31 West                                  64                    571             3,253             3,824

NEW JERSEY
116 Lehigh Drive                                      98                    862             4,910             5,772
60 Ethel Road West                                   126                    264             1,540             1,804
70 Ethel Road West                                   143                    451             2,566             3,017
105 Neptune Boulevard                                 70                    255             1,446             1,701
140 Hanover Avenue                                   325                    475             2,895             3,370
601-629 Montrose Avenue                              186                    514             2,921             3,435
3 Marlen                                              32                     74               433               507


                                          ACCUMULATED
                                          DEPRECIATION        YEAR BUILT/             DEPRECIABLE
BUILDING ADDRESS                            12/31/97           RENOVATED             LIVES (YEARS)
----------------                          -----------          ---------             -------------
7850-7890 12th Avenue South                   653                1978                     (q)
7900 Main Street Northeast                    996                1973                     (q)
7901 Beech Street Northeast                   788                1975                     (q)
9901 West 74th Street                         913               1983/88                   (q)
10175-10205 Crosstown Circle                  282                1980                     (q)
11201 Hampshire Avenue South                  732                1986                     (q)
12220-12222 Nicollet Avenue                   159               1989/90                   (q)
12250-12268 Nicollet Avenue                   412               1989/90                   (q)
12224-12226 Nicollet Avenue                   300               1989/90                   (q)
305 2nd Street Northwest                      261                1991                     (q)
953 Westgate Drive                            105                1991                     (q)
980 Lone Oak Road                             406                1992                     (q)
990 Lone Oak Road                             730                1989                     (q)
1030 Lone Oak Road                            263                1988                     (q)
1060 Lone Oak Road                            400                1988                     (q)
5400 Nathan Lane                              402                1990                     (q)
6464 Sycamore Court                           259                1990                     (q)
6701 Parkway Circle                           239                1987                     (q)
6601 Shingle Creek Parkway                    339                1985                     (q)
10120 W 76th Street                           136                1987                     (q)
7615 Golden Triangle                          266                1987                     (q)
7625 Golden Triangle                          223                1987                     (q)
2605 Fernbrook Lane North                     266                1987                     (q)
12155 Nicollet Ave.                            89                1995                     (q)
6655 Wedgewood Road                           713                1989                     (q)
900 Apollo Road                               427                1970                     (q)
7316 Aspen Lane                               166                1978                     (q)
6707 Shingle Creek Parkway                    275                1986                     (q)
9401 73rd Avenue North                        128                1995                     (q)
1905 W Country Road C                         102                1993                     (q)
2720 Arthur Street                            207                1995                     (q)
10205 51st Avenue North                        49                1990                     (q)
4100 Peavey Road                               93                1988                     (q)
11300 Hamshire Ave South                      214                1983                     (q)
375 Rivertown Drive                           207                1996                     (q)
5205 Highway 169                              122                1960                     (q)
6451-6595 Citywest Parkway                    129                1984                     (q)
7100-7198 Shady Oak Rd (m)                    204                1982                     (q)
1565 First Avenue NW                           60                1978                     (q)
7125 Northland Terrace                         79                1996                     (q)
7102 Winnetka                                   1                 (s)
6900 Shady Oak Road                            36                1980                     (q)
7550-7588 Washington Square                    24                1975                     (q)
7500-7546 Washington Square                    36                1975                     (q)
5240-5300 Valley Industrial Blvd S             58                1973                     (q)
6477-6525 City West Parkway                    29                1984                     (q)

NASHVILLE
1621 Heil Quaker Boulevard                    213                1975                     (q)
417 Harding Industrial Drive                  911                1972                     (q)
520 Harding Industrial Drive (l)              413                1975                     (q)
3099 Barry Drive                               75                1995                     (q)
3150 Barry Drive                              175                1993                     (q)
1650 Elm Hill Pike                             12                1984                     (q)
1821 Air Lane Drive                             5                1984                     (q)
1102 Appleton Drive                             6                1984                     (q)
1920 Air Lane Drive                             9                1985                     (q)
1931 Air Lane Drive                            18                1984                     (q)
470 Metroplex Drive (l)                        22                1986                     (q)
1150 Antiock Pike                              24                1987                     (q)
5599 Highway 31 West                          101                1995                     (q)

NEW JERSEY
116 Lehigh Drive                              122                1986                     (q)
60 Ethel Road West                             19                1982                     (q)
70 Ethel Road West                             32                1979                     (q)
105 Neptune Boulevard                          18                1989                     (q)
140 Hanover Avenue                             37              1964/1988                  (q)
601-629 Montrose Avenue                        36                1974                     (q)
3 Marlen                                        1                1981                     (q)

                                                                                                           (b)
                                                                                                       INITIAL COST
                                                LOCATION                (a)                    -----------------------------
BUILDING ADDRESS                              (CITY/STATE)           ENCUMBRANCES              LAND                BUILDINGS
----------------                              ------------           ------------              ----                ---------
5 Marlen                                       Hamilton, NJ                                    116                     655
7 Marlen                                       Hamilton, NJ                                    128                     728
8 Marlen                                       Hamilton, NJ                                    230                   1,302
15 Marlen                                      Hamilton, NJ                                     53                     302
17 Marlen                                      Hamilton, NJ                                    104                     588
1 South Gold Drive                             Hamilton, NJ                                    106                     599
2 South Gold Drive                             Hamilton, NJ                                    200                   1,131
5 South Gold Drive                             Hamilton, NJ                                    106                     602
6 South Gold Drive                             Hamilton, NJ                                     59                     332
7 South Gold Drive                             Hamilton, NJ                                     32                     182
8 South Gold Drive                             Hamilton, NJ                                    103                     584
9 South Gold Drive                             Hamilton, NJ                                     60                     342
11 South Gold Drive                            Hamilton, NJ                                    183                   1,039
12 South Gold Drive                            Hamilton, NJ                                     84                     475
9 Princess Road                             Lawrenceville, NJ                                  221                   1,254
11 Princess Road                            Lawrenceville, NJ                                  491                   2,780
15 Princess Road                            Lawrenceville, NJ                                  234                   1,328
17 Princess Road                            Lawrenceville, NJ                                  342                   1,936
220 Hanover Avenue                             Hanover, NJ                                   1,361                   7,715
244 Shefield Street                          Mountainside, NJ                                  201                   1,141
30 Troy Road                                   Hanover, NJ                                     128                     727
15 Leslie Court                                Hanover, NJ                                     126                     716
20 Leslie Court                                Hanover, NJ                                      84                     474
25 Leslie Court                                Hanover, NJ                                     512                   2,899
130 Algonquin Parkway                          Hanover, NJ                                     157                     888
150 Algonquin Parkway                          Hanover, NJ                                      85                     479
55 Locust Avenue                               Roseland, NJ                                    535                   3,034
31 West Forest Street (l)                     Englewood, NJ                                    941                   5,333
25 World's Fair Drive                          Franklin, NJ                                    285                   1,616
14 World's Fair Drive                          Franklin, NJ                                    483                   2,735
16 World's Fair Drive                          Franklin, NJ                                    174                     988
18 World's Fair Drive                          Franklin, NJ                                    123                     699
23 World's Fair Drive                          Franklin, NJ                                    134                     758
12 World's Fair Drive                          Franklin, NJ                                    572                   3,240
1 World's Fair Drive                           Franklin, NJ                                    632                   3,581
2 World's Fair Drive                           Franklin, NJ                                    625                   3,539
49 Napoleon Court                              Franklin, NJ                                    230                   1,306
50 Napoleon Court                              Franklin, NJ                                    149                     842
22 World's Fair Drive                          Franklin, NJ                                    364                   2,064
26 World's Fair Drive                          Franklin, NJ                                    361                   2,048
24 World's Fair Drive                          Franklin, NJ                                    347                   1,968
12 Wright Way                                  Oakland, NJ                                     410                   2,321

NEW ORLEANS
520-524 Elmwood Park Blvd (l)                 Jefferson, LA                                    926                   5,248
125 Mallard St                                 St. Rose, LA              (j)                   103                     586
107 Mallard                                    St. Rose, LA              (j)                   164                     928
125 James Drive West                           St. Rose, LA              (j)                   246                   1,392
161 James Drive West                           St. Rose, LA                                    298                   1,687
150 James Drive East                           St. Rose, LA                                    399                   2,258
115 James Drive West                           St. Rose, LA              (j)                   163                     922
100 James Drive                                St. Rose, LA              (j)                   430                   2,435
143 Mallard St                                 St. Rose, LA              (j)                   143                     812
160 James Drive East                           St. Rose, LA              (j)                   102                     580
190 James Drive East                           St. Rose, LA              (j)                   205                   1,160
120 Mallard St                                 St. Rose, LA              (j)                   348                   1,971
110 James Drive West                           St. Rose, LA              (j)                   143                     812
150 Canvasback Dr                              St. Rose, LA                                    165                     937

PHOENIX
7340 South Kyrene Rd                            Tempe, AZ                                    1,495                   8,469
7350 S Kyrene Road                              Tempe, AZ                                      818                   4,634
7360 South Kyrene Rd                            Tempe, AZ                                      508                   2,876
7343 South Hardy Drive                          Tempe, AZ                                    1,119                   6,341
7333 South Hardy Drive                          Tempe, AZ                                    1,549                   8,779

SALT LAKE
2255 South 300 West (o)                     Salt Lake City, UT                                 618                   3,504
512 Lawndale Drive (p)                      Salt Lake City, UT                               2,779                  15,749



                                              COSTS                                   GROSMOUNTS CARRIED
                                            CAPITALIZED                            AT CLOSF PERIOD 12/31/97
                                           SUBSEQUENT TO          -----------------------------------------------------------
                                            ACQUISITION                                   ILDING AND
BUILDING ADDRESS                           OR COMPLETION             LAND                 PROVEMENTS                TOTAL
----------------                           -------------          -----------             ----------            -------------
5 Marlen                                              40                  121                    690                      811
7 Marlen                                              52                  135                    773                      908
8 Marlen                                              41                  234                  1,339                    1,573
15 Marlen                                             31                   57                    329                      386
17 Marlen                                             44                  110                    626                      736
1 South Gold Drive                                    43                  112                    636                      748
2 South Gold Drive                                    67                  209                  1,189                    1,398
5 South Gold Drive                                    54                  113                    649                      762
6 South Gold Drive                                    32                   63                    360                      423
7 South Gold Drive                                    26                   36                    204                      240
8 South Gold Drive                                    43                  109                    621                      730
9 South Gold Drive                                    34                   65                    371                      436
11 South Gold Drive                                   65                  192                  1,095                    1,287
12 South Gold Drive                                   65                   89                    535                      624
9 Princess Road                                       72                  231                  1,316                    1,547
11 Princess Road                                     152                  510                  2,913                    3,423
15 Princess Road                                     270                  244                  1,588                    1,832
17 Princess Road                                     105                  353                  2,030                    2,383
220 Hanover Avenue                                   410                1,419                  8,067                    9,486
244 Shefield Street                                   63                  210                  1,195                    1,405
30 Troy Road                                          38                  133                    760                      893
15 Leslie Court                                       42                  132                    752                      884
20 Leslie Court                                       32                   88                    502                      590
25 Leslie Court                                      112                  526                  2,997                    3,523
130 Algonquin Parkway                                 46                  163                    928                    1,091
150 Algonquin Parkway                                 31                   89                    506                      595
55 Locust Avenue                                     171                  559                  3,181                    3,740
31 West Forest Street (l)                            239                  974                  5,539                    6,513
25 World's Fair Drive                                 82                  297                  1,686                    1,983
14 World's Fair Drive                                206                  503                  2,921                    3,424
16 World's Fair Drive                                 75                  183                  1,054                    1,237
18 World's Fair Drive                                 44                  129                    737                      866
23 World's Fair Drive                                 47                  140                    799                      939
12 World's Fair Drive                                150                  593                  3,369                    3,962
1 World's Fair Drive                                 156                  654                  3,715                    4,369
2 World's Fair Drive                                 192                  650                  3,706                    4,356
49 Napoleon Court                                     49                  238                  1,347                    1,585
50 Napoleon Court                                     40                  154                    877                    1,031
22 World's Fair Drive                                 77                  375                  2,130                    2,505
26 World's Fair Drive                                113                  377                  2,145                    2,522
24 World's Fair Drive                                108                  361                  2,062                    2,423
12 Wright Way                                        107                  424                  2,414                    2,838

NEW ORLEANS
520-524 Elmwood Park Blvd (l)                        149                  949                  5,375                    6,323
125 Mallard St                                        33                  109                    614                      722
107 Mallard                                           49                  171                    971                    1,141
125 James Drive West                                  76                  257                  1,458                    1,714
161 James Drive West                                  40                  304                  1,722                    2,025
150 James Drive East                                  70                  409                  2,319                    2,727
115 James Drive West                                  53                  171                    968                    1,138
100 James Drive                                      137                  451                  2,552                    3,002
143 Mallard St                                        49                  151                    854                    1,004
160 James Drive East                                  37                  108                    612                      719
190 James Drive East                                  64                  215                  1,215                    1,429
120 Mallard St                                       113                  365                  2,068                    2,432
110 James Drive West                                  45                  150                    851                    1,000
150 Canvasback Dr                                     30                  170                    963                    1,132

PHOENIX
7340 South Kyrene Rd                                  29                1,499                  8,494                    9,993
7350 S Kyrene Road                                    24                  821                  4,655                    5,476
7360 South Kyrene Rd                                  21                  511                  2,894                    3,405
7343 South Hardy Drive                                48                1,126                  6,382                    7,508
7333 South Hardy Drive                                38                1,555                  8,811                   10,366

SALT LAKE
2255 South 300 West (o)                               27                  622                  3,527                    4,149
512 Lawndale Drive (p)                               113                2,797                 15,844                   18,641




                                          ACCUMULATED
                                          DEPRECIATION       YEAR BUILT/             DEPRECIABLE
BUILDING ADDRESS                            12/31/97          RENOVATED             LIVES (YEARS)
----------------                          -----------         ---------             -------------
5 Marlen                                            8           1981                     (q)
7 Marlen                                            9           1982                     (q)
8 Marlen                                            3           1982                     (q)
15 Marlen                                           4           1982                     (q)
17 Marlen                                           8           1981                     (q)
1 South Gold Drive                                  8           1973                     (q)
2 South Gold Drive                                 15           1974                     (q)
5 South Gold Drive                                  8           1974                     (q)
6 South Gold Drive                                  4           1975                     (q)
7 South Gold Drive                                  2           1976                     (q)
8 South Gold Drive                                  8           1977                     (q)
9 South Gold Drive                                  4           1980                     (q)
11 South Gold Drive                                13           1979                     (q)
12 South Gold Drive                                 6           1980                     (q)
9 Princess Road                                    13           1985                     (q)
11 Princess Road                                   31           1985                     (q)
15 Princess Road                                   23           1986                     (q)
17 Princess Road                                   23           1986                     (q)
220 Hanover Avenue                                100           1987                     (q)
244 Shefield Street                                15         1965/1986                  (q)
30 Troy Road                                        8           1972                     (q)
15 Leslie Court                                     9           1971                     (q)
20 Leslie Court                                     6           1974                     (q)
25 Leslie Court                                    31           1975                     (q)
130 Algonquin Parkway                               9           1973                     (q)
150 Algonquin Parkway                               6           1973                     (q)
55 Locust Avenue                                   39           1980                     (q)
31 West Forest Street (l)                          57           1978                     (q)
25 World's Fair Drive                              21           1986                     (q)
14 World's Fair Drive                              39           1980                     (q)
16 World's Fair Drive                              13           1981                     (q)
18 World's Fair Drive                               9           1982                     (q)
23 World's Fair Drive                              10           1982                     (q)
12 World's Fair Drive                              42           1981                     (q)
1 World's Fair Drive                               46           1983                     (q)
2 World's Fair Drive                               47           1982                     (q)
49 Napoleon Court                                   3           1982                     (q)
50 Napoleon Court                                   2           1982                     (q)
22 World's Fair Drive                               4           1983                     (q)
26 World's Fair Drive                              27           1984                     (q)
24 World's Fair Drive                              26           1984                     (q)
12 Wright Way                                      30           1981                     (q)

NEW ORLEANS
520-524 Elmwood Park Blvd (l)                      11           1986                     (q)
125 Mallard St                                      1           1984                     (q)
107 Mallard                                         2           1985                     (q)
125 James Drive West                                3           1990                     (q)
161 James Drive West                                4           1986                     (q)
150 James Drive East                                5           1986                     (q)
115 James Drive West                                2           1986                     (q)
100 James Drive                                     5           1980                     (q)
143 Mallard St                                      2           1982                     (q)
160 James Drive East                                1           1981                     (q)
190 James Drive East                                3           1987                     (q)
120 Mallard St                                      4           1981                     (q)
110 James Drive West                                2           1983                     (q)
150 Canvasback Dr                                   2           1986                     (q)

PHOENIX
7340 South Kyrene Rd                               18           1996                     (q)
7350 S Kyrene Road                                 10           1996                     (q)
7360 South Kyrene Rd                                6           1996                     (q)
7343 South Hardy Drive                             13           1997                     (q)
7333 South Hardy Drive                             18           1997                     (q)

SALT LAKE
2255 South 300 West (o)                             7           1980                     (q)
512 Lawndale Drive (p)                             33           1981                     (q)


                                                                                                         (b)
                                                                                                      INITIAL COST
                                                LOCATION                (a)                           ------------
BUILDING ADDRESS                              (CITY/STATE)           ENCUMBRANCES              LAND                BUILDINGS
----------------                              ------------           ------------              ----                ---------

ST. LOUIS
8921-8957 Frost Avenue                        Hazelwood, MO              (e)                      431                   2,479
9043-9083 Frost Avenue                        Hazelwood, MO              (e)                      319                   1,838
2121 Chapin Industrial Drive                 Vinita Park, MO                                      606                   4,384
1200 Andes Boulevard                           Olivette, MO                                       246                   1,412
1248 Andes Boulevard                           Olivette, MO                                       156                     907
1208-1226 Ambassador Boulevard                 Olivette, MO                                       235                   1,351
1250 Ambassador Boulevard                      Olivette, MO                                       119                     694
1503-1525 Fairview Industrial                  Olivette, MO                                       112                     658
2462-2470 Schuetz Road                        St. Louis, MO                                       174                   1,004
10431-10449 Midwest Industrial Blvd            Olivette, MO                                       237                   1,360
10751 Midwest Industrial Boulevard             Olivette, MO                                       193                   1,119
11652-11666 Fairgrove Industrial Blvd         St. Louis, MO                                       103                     599
11674-11688 Fairgrove Industrial Blvd         St. Louis, MO                                       118                     689
2337 Centerline Drive                     Maryland Heights, MO                                    216                   1,242
6951 N Hanley (l)                             Hazelwood, MO                                       405                   2,295
4560 Anglum Road                              Hazelwood, MO                                       150                     849
2760 South 1st Street                         St. Louis, MO                                       800                       -

TAMPA
6614 Adamo Drive                                Tampa, FL                                         177                   1,005
202 Kelsey                                      Tampa, FL                                         602                   3,409
6202 Benjamin Road                              Tampa, FL                                         203                   1,151
6204 Benjamin Road                              Tampa, FL                                         432                   2,445
6206 Benjamin Road                              Tampa, FL                                         397                   2,251
6302 Benjamin Road                              Tampa, FL                                         214                   1,212
6304 Benjamin Road                              Tampa, FL                                         201                   1,138
6306 Benjamin Road                              Tampa, FL                                         257                   1,457
6308 Benjamin Road                              Tampa, FL                                         345                   1,958
5313 Johns Road                                 Tampa, FL                                         204                   1,159
5602 Thompson Center Court                      Tampa, FL                                         115                     652
5411 Johns Road                                 Tampa, FL                                         230                   1,304
5525 Johns Road                                 Tampa, FL                                         192                   1,086
5607 Johns Road                                 Tampa, FL                                         102                     579
5709 Johns Road                                 Tampa, FL                                         192                   1,086
5711 Johns Road                                 Tampa, FL                                         243                   1,376
4410 E Adamo Drive                              Tampa, FL                                         523                   2,962
4420 E Adamo Drive                              Tampa, FL                                         127                     718
4430 E Adamo Drive                              Tampa, FL                                         333                   1,885
4440 E Adamo Drive                              Tampa, FL                                         348                   1,975
4450 E Adamo Drive                              Tampa, FL                                         253                   1,436
5453 W Waters Avenue                            Tampa, FL                                          71                     402
5455 W Waters Avenue                            Tampa, FL                                         307                   1,742
5553 W Waters Avenue                            Tampa, FL                                         307                   1,742
5501 W Waters Avenue                            Tampa, FL                                         154                     871
5503 W Waters Avenue                            Tampa, FL                                          71                     402
5555 W Waters Avenue                            Tampa, FL                                         213                   1,206
5557 W Waters Avenue                            Tampa, FL                                          59                     335
5903 Johns Road                                 Tampa, FL                                          88                     497
4107 N Himes Avenue                             Tampa, FL                                         568                   3,220

OTHER
2800 Airport Road (n)                           Denton, TX                                        369                   1,935
3501 Maple Street                              Abilene, TX                                         67                   1,057
4200 West Harry Street (m)                     Wichita, KS               (c)                      193                   2,224
Industrial Park No. 2                        West Lebanon, NH                                     723                   5,208
931 Discovery Road                            Green Bay, WI                                       121                     685
11200 Industiplex Blvd                       Baton Rouge, LA                                      463                   2,624
11441 Indsutriplex Blvd                      Baton Rouge, LA                                      331                   1,874
11301 Industriplex Blvd                      Baton Rouge, LA                                      265                   1,499
6565 Exchequer Drive                         Baton Rouge, LA                                      461                   2,614
2675 Valley View Drive                        Shreveport, LA                                      144                       -
300 10th Street NW                             Clarion, IA                                         35                       -
9580 Interport Dr                             Shreveport, LA                                      113                     639

Developments/Redevelopments/Land                                                               15,826                   2,763
                                                                                          -----------               ---------

                                                                                          $   285,681               $1,477,137
                                                                                          ===========               ==========

                                              COSTS                                   GROSS AMOUNTS CARRIED
                                            CAPITALIZED                            AT CLOSE OF PERIOD 12/31/97
                                           SUBSEQUENT TO          --------------------------------------------------------------
                                            ACQUISITION                                    BUILDING AND
BUILDING ADDRESS                           OR COMPLETION             LAND                  IMPROVEMENTS                TOTAL
----------------                           -------------          -----------             -------------            -------------
ST. LOUIS
8921-8957 Frost Avenue                                10                  431                     2,489                    2,920
9043-9083 Frost Avenue                                27                  319                     1,865                    2,184
2121 Chapin Industrial Drive                       1,205                  614                     5,581                    6,195
1200 Andes Boulevard                                  83                  319                     1,422                    1,741
1248 Andes Boulevard                                (199)                 157                       958                    1,115
1208-1226 Ambassador Boulevard                         1                  235                     1,352                    1,587
1250 Ambassador Boulevard                              2                  119                       696                      815
1503-1525 Fairview Industrial                         48                  112                       706                      818
2462-2470 Schuetz Road                                 1                  174                     1,005                    1,179
10431-10449 Midwest Industrial Blvd                  198                  237                     1,558                    1,795
10751 Midwest Industrial Boulevard                    13                  193                     1,132                    1,325
11652-11666 Fairgrove Industrial Blvd                 89                  103                       688                      791
11674-11688 Fairgrove Industrial Blvd                 27                  118                       716                      834
2337 Centerline Drive                                (40)                 216                     1,353                    1,569
6951 N Hanley (l)                                    562                  419                     2,843                    3,262
4560 Anglum Road                                      86                  161                       924                    1,085
2760 South 1st Street                              4,087                  821                     4,066                    4,887

TAMPA
6614 Adamo Drive                                      20                  180                     1,022                    1,202
202 Kelsey                                            94                  616                     3,489                    4,105
6202 Benjamin Road                                    37                  209                     1,182                    1,391
6204 Benjamin Road                                   103                  445                     2,535                    2,980
6206 Benjamin Road                                    80                  409                     2,319                    2,728
6302 Benjamin Road                                    39                  220                     1,245                    1,465
6304 Benjamin Road                                    36                  206                     1,169                    1,375
6306 Benjamin Road                                    54                  265                     1,503                    1,768
6308 Benjamin Road                                    70                  356                     2,017                    2,373
5313 Johns Road                                       38                  210                     1,191                    1,401
5602 Thompson Center Court                            24                  119                       672                      791
5411 Johns Road                                       41                  236                     1,339                    1,575
5525 Johns Road                                       36                  197                     1,117                    1,314
5607 Johns Road                                       23                  106                       598                      704
5709 Johns Road                                       36                  197                     1,117                    1,314
5711 Johns Road                                       64                  252                     1,431                    1,683
4410 E Adamo Drive                                   129                  542                     3,072                    3,614
4420 E Adamo Drive                                    34                  132                       747                      879
4430 E Adamo Drive                                    87                  346                     1,959                    2,305
4440 E Adamo Drive                                    91                  362                     2,052                    2,414
4450 E Adamo Drive                                    73                  264                     1,498                    1,762
5453 W Waters Avenue                                  20                   74                       419                      493
5455 W Waters Avenue                                  78                  319                     1,808                    2,127
5553 W Waters Avenue                                  76                  319                     1,806                    2,125
5501 W Waters Avenue                                  48                  161                       912                    1,073
5503 W Waters Avenue                                  20                   74                       419                      493
5555 W Waters Avenue                                  47                  220                     1,246                    1,466
5557 W Waters Avenue                                  18                   62                       350                      412
5903 Johns Road                                       29                   92                       522                      614
4107 N Himes Avenue                                  140                  589                     3,339                    3,928

OTHER
2800 Airport Road (n)                              1,572                  490                     3,386                    3,876
3501 Maple Street                                    941                  260                     1,805                    2,065
4200 West Harry Street (m)                         1,751                  528                     3,640                    4,168
Industrial Park No. 2                                175                  776                     5,330                    6,106
931 Discovery Road                                   117                  138                       785                      923
11200 Industiplex Blvd                                82                  476                     2,694                    3,169
11441 Indsutriplex Blvd                               59                  340                     1,925                    2,264
11301 Industriplex Blvd                               49                  272                     1,542                    1,813
6565 Exchequer Drive                                  78                  473                     2,681                    3,153
2675 Valley View Drive                             4,481                  276                     4,349                    4,625
300 10th Street NW                                 2,058                  162                     1,931                    2,093
9580 Interport Dr                                     15                  115                       653                      767

Developments / Vacant Land                         4,301               16,900                     3,244                   20,144
                                           -------------          -----------             -------------            -------------

                                           $     199,932          $   299,020             $   1,663,731            $   1,962,750
                                           =============          ===========             =============            =============

                                          ACCUMULATED
                                          DEPRECIATION       YEAR BUILT/             DEPRECIABLE
BUILDING ADDRESS                            12/31/97          RENOVATED             LIVES (YEARS)
----------------                          -----------         ---------             -------------
ST. LOUIS
8921-8957 Frost Avenue                            218           1971                     (q)
9043-9083 Frost Avenue                            163           1970                     (q)
2121 Chapin Industrial Drive                    3,545          1969/87                   (q)
1200 Andes Boulevard                              124           1967                     (q)
1248 Andes Boulevard                              118           1967                     (q)
1208-1226 Ambassador Boulevard                    118           1966                     (q)
1250 Ambassador Boulevard                          61           1967                     (q)
1503-1525 Fairview Industrial                      78           1967                     (q)
2462-2470 Schuetz Road                             88           1965                     (q)
10431-10449 Midwest Industrial Blvd               139           1967                     (q)
10751 Midwest Industrial Boulevard                100           1965                     (q)
11652-11666 Fairgrove Industrial Blvd              74           1966                     (q)
11674-11688 Fairgrove Industrial Blvd              72           1967                     (q)
2337 Centerline Drive                             124           1967                     (q)
6951 N Hanley (l)                                  72           1965                     (q)
4560 Anglum Road                                    8           1970                     (q)
2760 South 1st Street                               1           1997                     (q)

TAMPA
6614 Adamo Drive                                    2           1967                     (q)
202 Kelsey                                          7           1989                     (q)
6202 Benjamin Road                                  2           1981                     (q)
6204 Benjamin Road                                  6           1982                     (q)
6206 Benjamin Road                                  5           1983                     (q)
6302 Benjamin Road                                  3           1983                     (q)
6304 Benjamin Road                                  2           1984                     (q)
6306 Benjamin Road                                  3           1984                     (q)
6308 Benjamin Road                                  4           1984                     (q)
5313 Johns Road                                     2           1991                     (q)
5602 Thompson Center Court                          1           1972                     (q)
5411 Johns Road                                     3           1997                     (q)
5525 Johns Road                                     2           1993                     (q)
5607 Johns Road                                     1           1991                     (q)
5709 Johns Road                                     2           1990                     (q)
5711 Johns Road                                     3           1990                     (q)
4410 E Adamo Drive                                  6           1990                     (q)
4420 E Adamo Drive                                  2           1990                     (q)
4430 E Adamo Drive                                  4           1987                     (q)
4440 E Adamo Drive                                  4           1988                     (q)
4450 E Adamo Drive                                  3           1969                     (q)
5453 W Waters Avenue                                1           1987                     (q)
5455 W Waters Avenue                                4           1987                     (q)
5553 W Waters Avenue                                4           1987                     (q)
5501 W Waters Avenue                                2           1990                     (q)
5503 W Waters Avenue                                1           1990                     (q)
5555 W Waters Avenue                                3           1990                     (q)
5557 W Waters Avenue                                1           1990                     (q)
5903 Johns Road                                     1           1987                     (q)
4107 N Himes Avenue                                 7           1990                     (q)

OTHER
2800 Airport Road (n)                           1,081           1965                     (q)
3501 Maple Street                                 569           1980                     (q)
4200 West Harry Street (m)                      1,152           1972                     (q)
Industrial Park No. 2                           1,677           1968                     (q)
931 Discovery Road                                 11           1997                     (q)
11200 Industiplex Blvd                              6           1986                     (q)
11441 Indsutriplex Blvd                             4           1987                     (q)
11301 Industriplex Blvd                             3           1985                     (q)
6565 Exchequer Drive                                6           1986                     (q)
2675 Valley View Drive                              1           1997                     (q)
300 10th Street NW                                  1           1997                     (q)
9580 Interport Dr                                   1           1989                     (q)

DEVELOPMENTS / VACANT LAND                          -            (r)

                                          -----------

                                          $   121,030
                                          ===========

NOTES:

(a) See description of encumbrances in Note 4 to Notes to Consolidated Financial statements.

(b) Initial cost for each respective property is total acquisition costs associated with its purchase.

(c) Collateralizes the 1994 Defeased Mortgage Loan. On January 2, 1998, the 1994 Defeased Mortgage Loan was paid off and retired and the remaining 15 properties were released.

(d) These properties are owned by the Securities Partnership. The Securities Partnership guarantees the payment on the Series A Preferred Stock of dividends and amounts upon redemption, liquidation, dissolution or winding-up.

(e)  These properties collateralize the 1995 Mortgage Loan.

(f)  These properties collateralize the CIGNA Loan.

(g)  These properties collateralize the Assumed Loans.

(h)  This property collateralizes the LB Mortgage Loan II.

(i)  This property collateralizes the Acquisition Mortgage Loan I.

(j)  These properties collateralize the Acquisition Mortgage Loan II.

(k)  These properties collateralize the Acquisition Mortgage Loan III.

(l)  Comprised of two properties.

(m)  Comprised of three properties.

(n)  Comprised of five properties.

(o)  Comprised of seven properties.

(p)  Comprised of 29 properties.

(q)  Depreciation is computed based upon the following estimated lives:

     Buildings, Improvements                                 31.5 to 40 years
     Tenant Improvements, Leasehold Improvements             Life of lease
     Furniture, Fixtures and equipment                       5 to 10 years

(r) These properties represent vacant land, developments and redevelopments that haven't been placed in service.

(s)  Parking Lot

(t)  Excludes $30,158 of Construction in Progress

At December 31, 1997, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $1,749 million.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                                  SCHEDULE III:
              REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                             AS OF DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)



     The changes in total real estate assets for the three years ended December 31, 1997 are as follows:


                                                                   1997           1996           1995
                                                               -----------    -----------    -----------
Balance, Beginning of Year .................................   $ 1,050,779    $   757,516    $   669,608
Transfer of Assets Between Contributing Businesses .........            --             --             --
Acquisition, Construction Costs and Improvements ...........       975,168        305,153         87,908
Disposition of Assets ......................................       (31,601)       (11,890)            --

                                                               -----------    -----------    -----------
Balance, End of Year .......................................   $ 1,994,346    $ 1,050,779    $   757,516
                                                               ===========    ===========    ===========

     The changes in accumulated depreciation for the three years ended December 31, 1997 are as follows:

                                                                 1997         1996         1995
                                                               ---------    ---------    ---------
Balance, Beginning of Year .................................   $  91,457    $  68,749    $  49,314
Transfer of Assets Between Contributing Businesses .........          --           --           --
Depreciation for Year ......................................      35,286       24,542       19,435
Disposition of Assets ......................................      (5,713)      (1,834)          --

                                                               ---------    ---------    ---------
Balance, End of Year .......................................   $ 121,030    $  91,457    $  68,749
                                                               =========    =========    =========