Form 10-Q
period 1998-03-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 1998-05-15
CIK 921825

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                            ---------------------
                         Commission File Number 1-13102
                            ---------------------


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

Number of shares of Common Stock, $.01 par value, outstanding as of May 11, 1998: 37,718,162

                     FIRST INDUSTRIAL REALTY TRUST, INC.
                                  FORM 10-Q
                     FOR THE PERIOD ENDED MARCH 31, 1998

                                    INDEX

                                                                                             PAGE
                                                                                             ----
PART I:  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997.............      2

     Consolidated Statements of Operations for the Three Months Ended March 31,
     1998 and March 31, 1997............................................................      3

     Consolidated Statements of Cash Flows for the Three Months Ended March 31,
     1998 and March 31, 1997............................................................      4

      Notes to Consolidated Financial Statements........................................      5-12

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................................      13-18


PART II:  OTHER INFORMATION

  Item 1.  Legal Proceedings............................................................      19
  Item 2.  Changes in Securities........................................................      19
  Item 3.  Defaults Upon Senior Securities..............................................      19
  Item 4.  Submission of Matters to a Vote of Security Holders..........................      19
  Item 5.  Other Information............................................................      19
  Item 6.  Exhibits and Reports on Form 8-K and Form 8-K/A..............................      19-20


SIGNATURE...............................................................................      21


EXHIBIT INDEX...........................................................................      22

                         PART I.  FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      FIRST INDUSTRIAL REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                             March 31,       December 31,
                                                                               1998              1997
                                                                           -------------     ------------
                                                 ASSETS
Assets:
 Investment in Real Estate:
  Land.......................................................               $  327,242        $  299,020
  Buildings and Improvements.................................                1,773,519         1,663,731
  Furniture, Fixtures and Equipment..........................                    1,437             1,437
  Construction in Progress...................................                   70,452            30,158
  Less: Accumulated Depreciation.............................                 (131,452)         (121,030)
                                                                            ----------        ----------
      Net Investment in Real Estate..........................                2,041,198         1,873,316

 Cash and Cash Equivalents...................................                    8,360            13,222
 Restricted Cash.............................................                   18,048           313,060
 Tenant Accounts Receivable, Net.............................                    8,226             6,280
 Deferred Rent Receivable....................................                   11,017            10,144
 Deferred Financing Costs, Net...............................                    9,615             8,594
 Prepaid Expenses and Other Assets, Net......................                   58,228            47,547
                                                                            ----------        ----------
      Total Assets...........................................               $2,154,692        $2,272,163
                                                                            ==========        ==========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Mortgage Loans Payable......................................               $  100,721        $  101,198
 Defeased Mortgage Loan Payable..............................                      ---           300,000
 Senior Unsecured Debt, Net..................................                  748,763           648,994
 Acquisition Facility Payable................................                   17,800           129,400
 Accounts Payable and Accrued Expenses.......................                   50,010            50,373
 Rents Received in Advance and Security Deposits.............                   16,451            14,104
 Dividends/Distributions Payable.............................                   22,709            22,010
                                                                            ----------        ----------
      Total Liabilities......................................                  956,454         1,266,079
                                                                            ----------        ----------

Minority Interest............................................                  150,456           151,494
Commitments and Contingencies................................                      ---               ---
Stockholders' Equity:
 Preferred Stock ($.01 per value, 10,000,000 shares
  authorized, 1,650,000, 40,000, 20,000, 50,000 and 30,000
  shares of Series A,B,C,D and E Cumulative Preferred Stock, respectively, issued and outstanding at March 31, 1998
  having a liquidation preference of $25 per share
  ($41,250), $2,500 per share ($100,000), $2,500 per share
  ($50,000), $2,500 per share ($125,000), and $2,500 per
  share ($75,000), respectively, and 1,650,000, 40,000 and
  20,000 shares of Series A, B and C Cumulative Preferred
  Stock, respectively, issued and outstanding at December
  31, 1997 having a liquidation preference of $25 per share
  ($41,250), $2,500 per share ($100,000) and $2,500 per
  share ($50,000), respectively).............................                       18                17
 Common Stock ($.01 par value, 100,000,000 shares authorized,
  36,603,489 and 36,433,859 shares issued and outstanding at
  March 31, 1998 and December 31, 1997, respectively)........                      366               364
 Additional Paid-in-Capital..................................                1,132,374           934,622
 Distributions in Excess of Accumulated Earnings.............                  (79,842)          (76,996)
 Unamortized Value of Restricted Stock Grants................                   (5,134)           (3,417)
                                                                            ----------        ----------
      Total Stockholders' Equity.............................                1,047,782           854,590
                                                                            ----------        ----------
      Total Liabilities and Stockholders' Equity.............               $2,154,692        $2,272,163
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

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)







                                                                      Three Months       Three Months
                                                                         Ended              Ended
                                                                     March 31, 1998     March 31, 1997
                                                                     --------------     --------------
Revenues:
 Rental Income...................................................       $ 61,881           $ 35,418
 Tenant Recoveries and Other Income..............................         14,333             10,725
                                                                        --------           --------
    Total Revenues...............................................         76,214             46,143
                                                                        --------           --------

Expenses:
 Real Estate Taxes...............................................         12,389              7,547
 Repairs and Maintenance.........................................          3,392              2,662
 Property Management.............................................          2,909              1,678
 Utilities.......................................................          2,263              1,610
 Insurance.......................................................            212                139
 Other...........................................................            930                509
 General and Administrative......................................          2,634              1,264
 Interest........................................................         14,761              8,331
 Amortization of Interest Rate Protection Agreements and
  Deferred Financing Costs.......................................            177                596
 Depreciation and Other Amortization.............................         13,719              8,617
                                                                        --------           --------
    Total Expenses...............................................         53,386             32,953
                                                                        --------           --------

Income Before Gain on Sales of Real Estate and Minority Interest.         22,828             13,190
Gain on Sales of Real Estate.....................................          2,360                ---
                                                                        --------           --------
Income Before Minority Interest..................................         25,188             13,190
Income Allocated to Minority Interest............................         (2,657)            (1,356)
                                                                        --------           --------
Net Income.......................................................         22,531             11,834
Less:  Preferred Stock Dividends.................................         (5,978)              (980)
                                                                        --------           --------
Net Income Available to Common  Stockholders.....................       $ 16,553           $ 10,854
                                                                        ========           ========

Net Income Available to Common Stockholders Per Weighted
 Average Common Share Outstanding
        Basic....................................................       $    .45           $    .36
                                                                        ========           ========
        Diluted..................................................       $    .45           $    .36
                                                                        ========           ========









    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                     Three Months Ended         Three Months Ended
                                                                       March 31, 1998             March 31, 1997
                                                                     ------------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income....................................................           $ 22,531                   $ 11,834
 Income Allocated to Minority Interest.........................              2,657                      1,356
                                                                          --------                   --------
 Income Before Minority Interest...............................             25,188                     13,190

 Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities:
   Depreciation................................................             12,392                      7,709
   Amortization of Interest Rate Protection Agreements and
    Deferred Financing Costs...................................                177                        596
   Other Amortization..........................................              1,580                        908
   Gain on Sales of Real Estate................................             (2,360)                       ---
   Provision for Bad Debts.....................................                ---                        150
   Increase in Tenant Accounts Receivable and Prepaid
    Expenses and Other Assets..................................            (11,373)                    (8,444)
   Increase in Deferred Rent Receivable........................             (1,064)                      (347)
   Increase in Accounts Payable and Accrued Expenses
    and Rents Received in Advance and Security Deposits........              3,207                        488
   Increase in Organization Costs..............................                (97)                       (20)
   Decrease (Increase) in Restricted Cash......................              4,528                     (3,875)
                                                                          --------                   --------
    Net Cash Provided by Operating Activities..................             32,178                     10,355
                                                                          --------                   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases and Additions to Investment in Real Estate..........           (196,507)                  (132,024)
 Proceeds from Sales of Investment in Real Estate..............             23,237                        ---
 Repayment of Mortgage Loans Receivable........................                 16                        ---
 Decrease (Increase) in Restricted Cash........................            (15,516)                       312
                                                                          --------                   --------
    Net Cash Used in Investing Activities......................           (188,770)                  (131,712)
                                                                          --------                   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Common Stock Underwriting Discounts/Offering Costs............               (464)                      (682)
 Proceeds from Exercise of Employee Stock Options..............                ---                        137
 Proceeds from Sale of Preferred Stock.........................            200,000                        ---
 Preferred Stock Offering Costs................................             (6,692)                       ---
 Repayments on Mortgage Loans Payable..........................           (300,477)                      (261)
 Repayment of Promissory Notes Payable.........................                ---                     (9,919)
 Proceeds from Senior Unsecured Debt...........................             99,753                        ---
 Other Proceeds from Senior Unsecured Debt.....................              2,760                        ---
 Other Costs of Senior Unsecured Debt..........................             (2,565)                       ---
 Proceeds from Acquisition Facility Payable....................            164,900                    143,700
 Repayments on Acquisition Facility Payable....................           (276,500)                       ---
 Dividends/Distributions.......................................            (22,010)                   (16,281)
 Preferred Stock Dividends.....................................             (5,764)                      (980)
 Debt Issuance Costs and a Prepayment Fee......................             (7,211)                      (370)
 Decrease in Restricted Cash...................................            306,000                        ---
                                                                          --------                   --------
    Net Cash Provided by Financing Activities..................            151,730                    115,344
                                                                          --------                   --------
Net Decrease in Cash and Cash Equivalents......................             (4,862)                    (6,013)
Cash and Cash Equivalents, Beginning of Period.................             13,222                      7,646
                                                                          --------                   --------
Cash and Cash Equivalents, End of Period.......................           $  8,360                   $  1,633
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

                     FIRST INDUSTRIAL REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                 (UNAUDITED)

1.   ORGANIZATION AND FORMATION OF COMPANY

     First Industrial Realty Trust, Inc. (the "Company") was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 86% ownership interest at March 31, 1998. As of March 31, 1998, the Company owned 834 in-service properties located in 22 states, containing an aggregate of approximately 61.0 million square feet of gross leasable area ("GLA"). Of the 834 properties owned by the Company, 746 are held by the Operating Partnership, 16 are held by First Industrial Financing Partnership, L.P., 19 are held by First Industrial Securities, L.P., 23 are held by First Industrial Mortgage Partnership, L.P., 21 are held by First Industrial Pennsylvania, L.P., five are held by First Industrial Harrisburg, L.P., three are held by First Industrial Indianapolis, L.P. and one is held by First Industrial Development Services, L.P. Minority interest in the Company at March 31, 1998 represents the approximate 14% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Company's 1997 Form 10-K and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 1997 audited financial statements included in the Company's 1997 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

     In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997.

Tenant Accounts Receivable, net:

     The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,450 as of March 31, 1998 and December 31, 1997.

Reclassification:

     Certain 1997 items have been reclassified to conform to the 1998 presentation.

                     FIRST INDUSTRIAL REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Recent Accounting Pronouncements:

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement, effective for fiscal years beginning after December 15, 1997, requires the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, "Elements of Financial Statements" as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company's net income available to common stockholders approximates its comprehensive income as defined in Concepts Statement No. 6, "Elements of Financial Statements".

     In June 1997, the FASB issued Statement of Financial Accounting
Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has not yet determined the impact of this statement on its financial statements.

     In March 1998, the FASB's Emerging Issues Task Force (the "Task Force") issued Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11, effective March 19, 1998, requires that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property should be expensed as incurred. The Task Force concluded that a property is considered operating if, at the date of acquisition, major construction activity is substantially completed on the property and (a) it is held available for occupancy upon completion of tenant improvements by the acquirer or (b) it is already income producing. The Company adopted EITF 97-11 as of March 19, 1998. Prior to March 19, 1998, the Company capitalized internal costs of preacquisition activities incurred in connection with the acquisition of operating properties. The Company estimates that the adoption of EITF 97-11 will result in an increase of approximately $2,500 to $3,000 in the amount of general and administrative expense reflected in the Company's consolidated statement of operations in 1998, assuming an increase in the amount of acquisition support activity the Company outsources relative to such activity the Company continues to perform internally.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the net unamortized balance of all start up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed. In the second quarter of 1998, the Company expects to report a cumulative effect of a change in accounting principle in the amount of approximately $2,000 to reflect the write-off of the unamortized balance of organizational costs on the Company's balance sheet.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

3. MORTGAGE LOANS, SENIOR UNSECURED DEBT AND ACQUISITION FACILITY PAYABLE, CONTINUED

        On March 31, 1998, the Company, through the Operating Partnership, issued $100 million of Dealer remarketable securities which mature on April 5, 2011 and bear a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. Interest is paid semi-annually in arrears on April 5 and October 5. The 2011 Drs. are callable (the "Call Option"), at the option of J.P. Morgan Securities, Inc., as Remarketing Dealer (the "Remarketing Dealer"), on April 5, 2001 (the "Remarketing Date"). The
Company received approximately $2,760 of proceeds from the Remarketing Dealer as consideration for the Call Option. The Company will amortize these proceeds over the life of the Call Option as an adjustment to interest expense. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based upon a predetermined formula as disclosed in the related Prospectus Supplement. If the Remarketing Dealer elects not to remarket to 2011 Drs., then the Operating Partnership will be required to repurchase, on the Remarketing Date, any 2011 Drs. that have not been purchased by the Remarketing Dealer at 100% of the principal amount thereof, plus accrued and unpaid interest. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Drs. prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Drs. as an adjustment to interest expense. The 2011 Drs. contain certain covenants including limitations on incurrence of debt and debt service coverage.

     The following table discloses certain information regarding the Company's mortgage loans, senior unsecured debt and acquisition facility payable:


                                        OUTSTANDING  BALANCE AT     ACCRUED INTEREST PAYABLE AT    INTEREST RATE AT
                                      ---------------------------   ---------------------------    ----------------

                                      MARCH 31,      DECEMBER 31,   MARCH 31,      DECEMBER 31,       MARCH 31,       MATURITY
                                        1998            1997          1998            1997              1998            DATE
                                      ---------      ------------   ---------      ------------    ----------------   --------
MORTGAGE LOANS PAYABLE
----------------------
1995 Mortgage Loan................     $ 39,886        $ 40,000      $   168          $  168           7.220%          1/11/26
CIGNA Loan........................       35,669          35,813          ---             ---           7.500%          4/01/03
Assumed Loans.....................        8,880           8,950          ---             ---           9.250%          1/01/13
LB Mortgage Loan  II..............          705             705            4             ---           8.000%              (1)
Acquisition Mortgage Loan I.......        4,054           4,135          ---              29           8.500%          8/01/08
Acquisition Mortgage Loan II......        7,956           7,997           52              52           7.750%          4/01/06
Acquisition Mortgage Loan III.....        3,571           3,598           27              27           8.875%          6/01/03
                                       --------        --------      -------          ------

Total.............................     $100,721        $101,198      $   251          $  276
                                       ========        ========      =======          ======

DEFEASED MORTGAGE LOAN
----------------------
1994 Defeased Mortgage Loan
(formerly defined as the 1994
Mortgage Loan)....................     $    ---        $300,000      $   ---          $1,831              (2)              (2)
                                       ========        ========      =======          ======

SENIOR UNSECURED DEBT
---------------------
2005 Notes........................     $ 50,000        $ 50,000      $ 1,255          $  393           6.900%         11/21/05
2006 Notes........................      150,000         150,000        3,296             671           7.000%         12/01/06
2007 Notes........................      149,952  (3)    149,951        4,307           1,457           7.600%          5/15/07
2011 Notes........................       99,389  (3)     99,377        2,786             942           7.375%          5/15/11  (4)
2017 Notes........................       99,811  (3)     99,809        2,354             479           7.500%         12/01/17  (5)
2027 Notes .......................       99,858  (3)     99,857        2,701             914           7.150%          5/15/27  (6)
2011 Drs..........................       99,753  (3)        ---           18             ---           6.500% (8)      4/05/11  (7)
                                       --------        --------      -------          ------

Total.............................     $748,763        $648,994      $16,717          $4,856
                                       ========        ========      =======          ======

ACQUISITION FACILITY PAYABLE
----------------------------
1997 Unsecured Acquisition
 Facility.........................     $ 17,800        $129,400      $   539          $  297           6.488%          4/30/01
                                       ========        ========      =======          ======

(1) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(2)  The 1994 Defeased Mortgage Loan was paid off and retired on January 2,
     1998.
(3) The 2007 Notes, 2011 Notes, 2017 Notes, 2027 Notes and the 2011 Drs. are net of unamortized discounts of $48, $611, $189, $142 and $247, respectively.
(4) The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004.
(5) The 2017 Notes are redeemable at the option of the Company at any time based upon a predetermined formula.
(6) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(7) The 2011 Drs. are required to be redeemed by the Operating Partnership on April 5, 2001 if the Remarketing Dealer elects not to remarket the 2011 Drs.








(8) The 2011 Drs. bear interest at an annual rate of 6.50% to the Remarketing Date. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based upon a predetermined formula as disclosed in the related Prospectus Supplement.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


3. MORTGAGE LOANS, SENIOR UNSECURED DEBT AND ACQUISITION FACILITY PAYABLE, CONTINUED

     The following is a schedule of the stated maturities of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:


                                            Amount
                                           --------
                    1998                   $  1,342
                    1999                      2,020
                    2000                      2,187
                    2001                     20,167
                    2002                      2,563
                    Thereafter              839,537
                                           --------
                    Total                  $867,816
                                           ========

     The maturity date of the LB Mortgage Loan II is based on a contingent event, as a result, this loan is not included in the above table.

     The Company, from time to time, enters into interest rate protection agreements which are used to lock into a fixed interest rate on anticipated offerings of senior unsecured debt. At March 31, 1998, the following interest rate protection agreements were outstanding:


  Notional              Origination                                                         Settlement
   Amount                  Date                Interest Rate      Valuation Basis              Date
------------        ------------------         -------------     -----------------        ----------------
$    50,000          January 2, 1998              5.937%         30-Year Treasury         October 1, 1998
$   100,000          October 28, 1997             6.317%         30-Year Treasury           July 1, 1998
$   100,000         December 19, 1997             5.994%         30-Year Treasury         January 4, 1999

4.   STOCKHOLDERS' EQUITY

Preferred Stock:

     On February 4, 1998, the Company issued 5,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.95%, $.01 par value, Series
D Cumulative Preferred Stock (the "Series D Preferred Stock"), at an initial offering price of $25 per Depositary Share. Dividends on the Series D Preferred Stock represented by the Depositary Shares are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the dividends and amounts upon liquidation, dissolution or winding up, the Series D Preferred Stock ranks senior to payments on the Company's $.01 par value common stock ("Common Stock") and pari passu with the Company's 91/2%, $.01 par value, Series A Cumulative Preferred Stock (the "Series A Preferred Stock"), 83/4%, $.01 par value, Series B Cumulative Preferred Stock (the
"Series B Preferred Stock"), 85/8%, $.01 par value, Series C Cumulative Preferred Stock (the "Series C Preferred Stock") and Series E Preferred Stock (defined below); however, the Series A Preferred Stock has the benefit of a guarantee by First Industrial Securities, L.P. The Series D Preferred Stock is not redeemable prior to February 4, 2003. On and after February 4, 2003, the Series D Preferred Stock is redeemable for cash at the option of the Company, in whole or part, at a redemption price equivalent to $25 per Depositary Share, or $125,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series D Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

     On March 18, 1998, the Company issued 3,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the "Series E Preferred Stock"), at an initial offering price of $25 per Depositary Share. Dividends on the Series E Preferred Stock represented by the Depositary Shares are cumulative from the date of initial issuance

                     FIRST INDUSTRIAL REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                 (UNAUDITED)

4.   STOCKHOLDERS' EQUITY, CONTINUED

and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series E Preferred Stock ranks senior to payments on the Company's Common Stock and pari passu with the Company's Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock; however, the Series A Preferred Stock has the benefit of a guarantee by First Industrial Securities, L.P. The Series E Preferred Stock is not redeemable prior to March 18, 2003. On and after March 18, 2003, the Series E Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $75,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series E Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

Restricted Stock:

     During the three months ended March 31, 1998, the Company awarded 51,850 shares of restricted Common Stock to certain employees and 552 shares of restricted Common Stock to certain Directors. Another employee of the Company converted certain employee stock options to 3,765 shares of restricted Common Stock. These shares of restricted Common Stock had a fair value of $1,999 on the date of grant. The restricted Common Stock vests over a period from five to ten years. Compensation expense will be charged to earnings over the respective vesting period.

Non-Qualified Employee Stock Options:

     On January 2, 1998, the Company granted 4,370,000 non-qualified employee stock options. These stock options vest over three years based upon certain performance measures. The stock options have a strike price of $35.8125 per share and expire ten years from the date of grant.

Dividends/Distributions:

     The following table summarizes dividends/distributions for the quarter ended March 31, 1998:


COMMON STOCK/OPERATING PARTNERSHIP UNITS
----------------------------------------

                                                                      Dividend/Distribution            Total
                             Record Date          Payable Date           per Share/Unit        Dividend/Distribution
                         ------------------     ----------------      ---------------------    ---------------------
Fourth Quarter 1997      December 31,  1997     January 20, 1998         $       .53000            $      22,010
First Quarter 1998       March 31, 1998         April 20, 1998           $       .53000            $      22,492

SERIES A PREFERRED STOCK
------------------------
                                                                            Dividend                   Total
                             Record Date          Payable Date              per Share          Dividend/Distribution
                         ------------------     ----------------      ---------------------    ---------------------
First Quarter 1998       March 13, 1998         March 31, 1998           $       .59375            $         980

SERIES B PREFERRED STOCK
------------------------
                                                                            Dividend                   Total
                             Record Date          Payable Date              per Share          Dividend/Distribution
                         ------------------     ----------------      ---------------------    ---------------------
First Quarter 1998       March 13, 1998         March 31, 1998           $     54.68750            $       2,188

SERIES C PREFERRED STOCK
------------------------
                                                                            Dividend                   Total
                             Record Date          Payable Date              per Share          Dividend/Distribution
                         ------------------     ----------------      ---------------------    ---------------------
First Quarter 1998       March 13, 1998         March 31, 1998           $     53.90600            $       1,078

                     FIRST INDUSTRIAL REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                 (UNAUDITED)


4.   STOCKHOLDERS' EQUITY, CONTINUED


SERIES D PREFERRED STOCK
------------------------

                                                                   Dividend                 Total
                         Record Date        Payable Date           per Share        Dividend/Distribution
                       --------------      --------------       --------------      ---------------------
First Quarter 1998     March 13, 1998      March 31, 1998         $ 30.36500              $    1,518

     The Company has accrued $7.13194 per Series E Preferred Share, totaling $214, for the three months ended March 31, 1998. This dividend will be paid on June 30, 1998.

5.   ACQUISITION OF REAL ESTATE

     During the three months ended March 31, 1998, the Company acquired 70 existing industrial properties and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $157,940, excluding costs incurred in conjunction with the acquisition of the properties.

     Of the 70 existing industrial properties and several land parcels purchased by the Company during the three months ended March 31, 1998, four existing industrial properties were purchased from Western Suburban Industrial Investments Limited Partnership ("Western") in which the sole general partner, having a 5% interest, was Tomasz/Shidler Investment Corporation, of which the sole shareholders were a Director and Director/Officer of the Company who also had a 53% and 32% limited partnership interest in Western, respectively. Further, an additional Director/Officer of the Company was a limited partner in Western having an interest of 2%. The aggregate purchase price for this acquisition totaled approximately $7,900, excluding costs incurred in conjunction with the acquisition of the properties.

6.   SALES OF REAL ESTATE

     During the three months ended March 31, 1998, the Company sold six existing industrial properties and a land parcel. Gross proceeds from these sales were approximately $23,237. The gain on sales of real estate was approximately $2,360.

7.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                                                       Three Months Ended
                                                                                 --------------------------------
                                                                                 March 31, 1998    March 31, 1997
                                                                                 --------------    --------------
  Interest paid, net of capitalized interest............................          $    4,514         $    7,615
                                                                                 ==============    ==============
  Interest capitalized..................................................          $      935         $      193
                                                                                 ==============    ==============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Distribution payable on Common Stock/Units and Series E Preferred
     Stock (March 31, 1998 only)........................................          $   22,709         $   16,904
IN CONJUNCTION WITH THE PROPERTY ACQUISITIONS, THE FOLLOWING ASSETS
AND LIABILITIES WERE ASSUMED AND OPERATING PARTNERSHIP UNITS
EXCHANGED:
  Purchase of real estate...............................................          $  157,940         $  175,995
  Accrued real estate taxes and security deposits.......................              (2,067)            (1,753)
  Mortgage loans........................................................                 ---             (4,505)
  Operating Partnerships Units..........................................              (1,971)           (49,483)
                                                                                 --------------    --------------
                                                                                  $  153,902         $  120,254
                                                                                 ==============    ==============

                     FIRST INDUSTRIAL REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                 (UNAUDITED)


8.   EARNINGS PER SHARE

     Earnings per share amounts are based on the weighted average amount of Common Stock and Common Stock equivalents (employee stock options) outstanding. The outstanding units in the Operating Partnership (the "Units") have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income. The computation of basic and diluted EPS is presented below:



                                                                          Three Months            Three Months
                                                                             Ended                   Ended
                                                                            March 31,              March 31,
                                                                              1998                    1997
                                                                         ---------------       -----------------
         Numerator:
         ----------

         Net Income.................................................     $      22,531         $         11,834
         Less: Preferred Stock Dividends............................            (5,978)                    (980)
                                                                         ---------------       -----------------
         Net Income Available to Common
           Stockholders- For Basic and Diluted EPS..................     $      16,553         $         10,854
                                                                         ===============       =================
         Denominator:
         ------------

         Weighted Average Common Shares-Basic.......................        36,525,832               30,028,238
                                                                         ===============       =================
         Effect of Dilutive Securities:
           Employee Common Stock Options ...........................           374,177                   72,838
                                                                         ---------------       -----------------
         Weighted Average Common Shares-Diluted.....................        36,900,009               30,101,076
                                                                         ===============       =================
         Basic EPS:
         ----------

           Net Income Available to Common Stockholders..............     $         .45         $            .36
                                                                         ===============       =================
         Diluted EPS:
         ------------

         Net Income Available to Common Stockholders................     $         .45         $            .36
                                                                         ===============       =================

9.   COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.

     The Company has committed to the construction of 15 developments totaling approximately 2.5 million square feet of GLA. The estimated total construction costs are approximately $80,954. These developments are expected to be funded with cash flow from operations as well as borrowings under the 1997 Unsecured Acquisition Facility.

                     FIRST INDUSTRIAL REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                 (UNAUDITED)


10.  SUBSEQUENT EVENTS

     From April 1, 1998 to May 11, 1998, the Company acquired 97 industrial properties and one land parcel. The aggregate purchase price for these acquisitions totaled approximately $206,926, excluding costs incurred in conjunction with the acquisition of the properties.

     On April 20, 1998, the Company and the Operating Partnership paid a first quarter 1998 distribution of $.53 per common share/Unit, totaling approximately $22,492.

     On April 23, 1998, the Company issued, in a private placement, 1,112,644 shares of $.01 par value Common Stock (the "April 1998 Equity Offering"). On April 23, 1998, the last reported sale price per share on the New York Stock
Exchange was $32.625.   Proceeds to the Company, net of discounts and estimated
total offering expenses, were approximately $33,900.

11.  PRO FORMA FINANCIAL INFORMATION

     The pro forma financial information will be filed in an amendment to the Company's Form 8-K dated April 6, 1998 as filed on April 20, 1998.

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

RESULTS OF OPERATIONS

     At March 31, 1998, the Company owned 834 in-service properties with approximately 61.0 million square feet of gross leasable area ("GLA"), compared to 431 in-service properties with approximately 37.4 million square feet of GLA at March 31, 1997. The addition of 419 properties acquired or developed between April 1, 1997 and March 31, 1998 included the acquisitions of 411 properties totaling approximately 23.0 million square feet of GLA and the completed development of eight properties. The Company also completed the expansion of three properties totaling approximately 1.8 million square feet of GLA and the sales of 16 in-service properties totaling approximately 1.2 million square feet of GLA, one property held for redevelopment and several land parcels.

     COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THREE MONTHS ENDED MARCH 31, 1997

     Rental income and tenant recoveries and other income increased by approximately $30.1 million or 65.2% due primarily to the properties acquired or developed after April 1, 1997. Rental income and tenant recoveries and other income from properties owned prior to January 1, 1997, decreased by approximately $.3 million or 1.0% due primarily to an increase in rental income due to general rent increases offset by a decrease in tenant recoveries related to the decrease in operating expenses as discussed below.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by approximately $8.0 million or 56.2% due primarily to the properties acquired or developed after April 1, 1997. Expenses from properties owned prior to January 1, 1997, decreased by approximately $.9 million or 7.9% due primarily to a decrease in snow removal and related expenses for properties located in certain of the Company's metropolitan areas during the three months ended March 31, 1998.

     General and administrative expense increased by approximately $1.4 million due primarily to the additional expenses associated with managing the Company's growing operations including additional professional fees relating to additional properties owned and additional personnel to manage and expand the Company's business.

     Interest expense increased by approximately $6.4 million for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 due primarily to a higher average debt balance outstanding resulting from the issuance of unsecured debt to fund the acquisition of additional properties.

     Amortization of interest rate protection agreements and deferred financing costs decreased by approximately $.4 million due primarily to the full amortization of the deferred financing costs relating to the Company's $300 million mortgage loan (the "1994 Mortgage Loan") which was paid off and retired on January 2, 1998.

     Depreciation and other amortization increased by approximately $5.1 million due primarily to the additional depreciation and amortization related to the properties acquired or developed after April 1, 1997.

     The $2.4 million gain on sales of properties resulted from the sales of six properties and a land parcel. Gross proceeds from these sales were approximately $23.2 million.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company's unrestricted cash and cash equivalents was approximately $8.4 million and restricted cash was approximately $18.0 million. Included in restricted cash are approximately $2.3 million of cash reserves required to be set aside under the Company's $40.0 million mortgage loan (the "1995 Mortgage Loan") for payments of security deposit refunds, tenant improvements, capital expenditures, interest, real estate taxes and insurance. The portion of the cash reserve relating to payments for capital expenditures, interest, real estate taxes and insurance for properties collateralizing the 1995 Mortgage Loan is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserve relating to security deposit refunds for the tenants occupying the properties collateralizing the 1995 Mortgage Loan is adjusted as tenants turn over. Also included in restricted cash is approximately $15.7 million of net proceeds from the sale of properties. These sales proceeds will be disbursed as the Company exchanges into properties under Section 1031 of the Internal Revenue Code.

     Net cash provided by operating activities was approximately $32.2 million for the three months ended March 31, 1998 compared to approximately $10.4 million for the three months ended March 31, 1997. This increase is due primarily to an increase in net operating income (which is defined as total revenues less property related expenses) as discussed in the "Results of Operations" above and a decrease in restricted cash due to the distribution of restricted cash from the servicer of the 1994 Mortgage Loan upon the retirement of such mortgage loan.

     Net cash used in investing activities increased to approximately $188.8 million for the three months ended March 31, 1998 from approximately $131.7 million for the three months ended March 31, 1997 due primarily to an increase in the acquisition of properties which was partially offset by the proceeds from the sale of six properties and a parcel of land.

     Net cash provided by financing activities increased to approximately $151.7 million for the three months ended March 31, 1998 from approximately $115.3 million for the three months ended March 31, 1997 due to the issuance of preferred stock and senior unsecured debt during the three months ended March 31, 1998. These proceeds were partially offset by a net decrease in borrowings under the Company's $300 million revolving credit facility (the "1997 Unsecured Acquisition Facility") and an increase in dividends and distributions for the three months ended March 31, 1998 due to the issuance of additional common and preferred shares of the Company and First Industrial, L.P. partnership units after March 31, 1997 and an increase in per common share/Unit distributions.

     Funds from operations for the three months ended March 31, 1998 was $30.4 million, as compared to $20.8 million for the three months ended March 31, 1997, as a result of the factors discussed in the analysis of operating results above. Management considers funds from operations to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITs, and it is presented to assist investors in analyzing the performance of the Company. In accordance with the National Association of Real Estate Investment Trusts' definition of funds from operations, the Company calculates funds from operations to be equal to net income, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, excluding amortization of deferred financing costs and interest rate protection agreements, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends and distributions. Funds from operations should not be considered as a substitute for net income as a measure of results of operations or for cash flow from operating activities calculated in accordance with generally accepted accounting principles as a measure of liquidity. Funds from operations as calculated by the Company may not be comparable to similarly titled, but differently calculated, measures of other REITs.

     The following is a reconciliation of net income to funds from operations:

                                                                   Three Months Ended         Three Months Ended
                                                                     March 31, 1998             March 31, 1997
                                                                   ------------------         ------------------
           Net Income Available to
             Common Stockholders..................                 $         16,553           $         10,854
           Adjustments:
           Depreciation and Other
             Amortization.........................                           13,584                      8,575
           Minority Interest......................                            2,657                      1,356
           Gain on Sales of Properties............                           (2,360)                       ---
                                                                   ------------------         ------------------
             Funds From Operations................                 $         30,434           $         20,785
                                                                   ==================         ==================

     The ratio of earnings to fixed charges and preferred stock dividends was
1.73 for the three months ended March 31, 1998 compared to 2.19 for the three months ended March 31, 1997. The decrease is primarily due to additional interest expense and preferred stock dividends incurred during the three months ended March 31, 1998 from additional debt and preferred stock issued to fund property acquisitions and to pay down and retire the 1994 Mortgage Loan, which is partially offset by higher net operating income from property acquisitions as discussed in the "Results of Operations" above.

     Between January 1, 1998 and March 31, 1998, the Company purchased 70 industrial properties and several land parcels, for an aggregate purchase price of approximately $157.9 million, excluding costs incurred in conjunction with the acquisition of the properties.

     Of the 70 existing industrial properties and several land parcels purchased by the Company during the three months ended March 31, 1998, four existing industrial properties were purchased from Western Suburban Industrial Investments Limited Partnership ("Western") in which the sole general partner, having a 5% interest, was Tomasz/Shidler Investment Corporation, of which the sole shareholders were a Director and Director/Officer of the Company who also had a 53% and 32% limited partnership interest in Western, respectively. Further, an additional Director/Officer of the Company was a limited partner in Western having an interest of 2%. The aggregate purchase price for this acquisition totaled approximately $7.9 million, excluding costs incurred in conjunction with the acquisition of the properties.

     During the three months ended March 31, 1998, the Company sold six existing industrial properties and a land parcel. Gross proceeds from these sales were approximately $23.2 million. The gain on sales of real estate was approximately $2.4 million.

     The Company has committed to the construction of 15 developments totaling approximately 2.5 million square feet of GLA. The estimated total construction costs are approximately $81.0 million. These developments are expected to be funded with cash flow from operations as well as borrowings under the 1997 Unsecured Acquisition Facility.

     From April 1, 1998 to May 11, 1998, the Company acquired 97 industrial properties and one land parcel. The aggregate purchase price for these acquisitions totaled approximately $206.9 million, excluding costs incurred in conjunction with the acquisition of the properties.

     On March 31, 1998, the Company, through the Operating Partnership issued $100 million of Dealer remarketable securities which mature on April 5, 2011 and bear a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. Interest is paid semi-annually in arrears on April 5 and October 5. The 2011 Drs. are callable (the "Call Option"), at the option of J.P. Morgan Securities, Inc., as Remarketing Dealer (the "Remarketing Dealer"), on April 5, 2001 (the "Remarketing Date"). The Company received approximately $2.8 million of proceeds from the Remarketing Dealer as consideration for the Call Option. The Company will amortize these proceeds over the life of the Call Option as an adjustment to interest expense. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs.

will be reset at a fixed rate until April 5, 2011 based upon a predetermined formula as disclosed in the related Prospectus Supplement. If the Remarketing Dealer elects not to remarket to 2011 Drs., then the Operating Partnership will be required to repurchase, on the Remarketing Date, any 2011 Drs. that have not been purchased by the Remarketing Dealer at 100% of the principal amount thereof, plus accrued and unpaid interest. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Drs. prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Drs. as an adjustment to interest expense. The 2011 Drs. contain certain covenants including limitations on incurrence of debt and debt service coverage.

     On February 4, 1998, the Company issued 5,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.95%, $.01 par value, Series
D Cumulative Preferred Stock (the "Series D Preferred Stock"), at an initial offering price of $25 per Depositary Share. Dividends on the Series D Preferred Stock represented by the Depositary Shares are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the dividends and amounts upon liquidation, dissolution or winding up, the Series D Preferred Stock ranks senior to payments on the Company's $.01 par value common stock ("Common Stock") and pari passu with the Company's 91/2%, $.01 par value, Series A Cumulative Preferred Stock (the "Series A Preferred Stock"), 83/4%, $.01 par value, Series B Cumulative Preferred Stock (the
"Series B Preferred Stock"), 85/8%, $.01 par value, Series C Cumulative Preferred Stock (the "Series C Preferred Stock") and Series E Preferred Stock (defined below); however, the Series A Preferred Stock has the benefit of a guarantee by First Industrial Securities, L.P. The Series D Preferred Stock is not redeemable prior to February 4, 2003. On and after February 4, 2003, the Series D Preferred Stock is redeemable for cash at the option of the Company, in whole or part, at a redemption price equivalent to $25 per Depositary Share, or $125.0 million in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series D Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

     On March 18, 1998, the Company issued 3,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the "Series E Preferred Stock"), at an initial offering price of $25 per Depositary Share. Dividends on the Series E Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series E Preferred Stock ranks senior to payments on the Company's Common Stock and pari passu with the Company's Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock; however, the Series A Preferred Stock has the benefit of a guarantee by First Industrial Securities, L.P. The Series E Preferred Stock is not redeemable prior to March 18, 2003. On and after March 18, 2003, the Series E Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $75.0 million in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series E Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

     During the three months ended March 31, 1998, the Company awarded 51,850 shares of restricted Common Stock to certain employees and 552 shares of restricted Common Stock to certain Directors. Another employee of the Company converted certain employee stock options to 3,765 shares of restricted Common Stock. These shares of restricted Common Stock had a fair value of $2.0 million on the date of grant. The restricted Common Stock vests over a period from five to ten years. Compensation expense will be charged to earnings over the vesting period.

     On January 2, 1998, the Company granted 4,370,000 non-qualified employee stock options. These stock options vest over three years based upon certain performance measures. The stock options have a strike price of $35.8125 per share and expire ten years from the date of grant.

     On January 20, 1998, the Company and the Operating Partnership paid a fourth quarter 1997 distribution of $.53 per common share/Unit, totaling approximately $22.0 million. On April 20, 1998, the Company and Operating Partnership paid a first quarter 1998 distribution of $.53 per common share/Unit, totaling approximately $22.5 million.

     On March 31, 1998, the Company paid a first quarter preferred stock dividend of $.59375 per share on its Series A Cumulative Preferred Stock, totaling approximately $1.0 million.

     On March 31, 1998, the Company paid a first quarter preferred dividend of $54.688 per share (equivalent to $.54688 per Depositary Share) on its Series B Cumulative Preferred Stock, totaling $2.2 million.

     On March 31, 1998, the Company paid a first quarter preferred dividend of $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Cumulative Preferred Stock, totaling $1.1 million.

     On March 31, 1998, the Company paid a period prorated first quarter preferred dividend of $30.365 per share (equivalent to $.30365 per Depositary Share) on its Series D Preferred Stock, totaling $1.5 million.

     The Company has accrued $7.13194 per Series E Preferred Share (equivalent to $.07132 per Depositary Share), totaling $.2 million, for the three months ended March 31, 1998. This dividend will be paid on June 30, 1998.

     On April 23, 1998, the Company issued, in a private placement, 1,112,644 shares of $.01 par value Common Stock (the "April 1998 Equity Offering"). On April 23, 1998, the last reported sale price per share on the New York Stock Exchange was $32.625. Proceeds to the Company, net of discounts and estimated total offering expenses, were approximately $33.9 million.

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

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. On March 31, 1998, the Company had registered under the Securities Act of 1933, as amended (the "Securities Act"), approximately $589.2 million of common stock, preferred stock and depositary shares and $300.0 million of debt securities. As of May 11, 1998, $589.2 million of common stock, preferred stock and depositary shares and $300.0 million of debt securities remained registered under the Securities Act and were unissued. The Company may finance the development or acquisition of additional properties through borrowings under the 1997 Unsecured Acquisition Facility. At March 31, 1998, borrowings under the 1997 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 6.488%. As of May 11, 1998, the Company had approximately $141.6 million available in additional borrowings under the 1997 Unsecured Acquisition Facility. While the Company may sell properties if property or market conditions make it desirable, the Company does not expect to sell assets in the foreseeable future to satisfy its liquidity requirements.


OTHER

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement, effective for fiscal years beginning after December 15, 1997, requires the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, "Elements of Financial Statements" as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company's net income available to common stockholders approximates its comprehensive income as defined in Concepts Statement No. 6, "Elements of Financial Statements".

     In June 1997, the FASB issued Statement of Financial Accounting
Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has not yet determined the impact of this statement on its financial statements.

     In March 1998, the FASB's Emerging Issues Task Force (the "Task Force") issued Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11, effective March 19, 1998, requires that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property should be expensed as incurred. The Task Force concluded that a property is considered operating if, at the date of acquisition, major construction activity is substantially completed on the property and (a) it is held available for occupancy upon completion of tenant improvements by the acquirer or (b) it is already income producing. The Company adopted EITF 97-11 as of March 19, 1998. Prior to March 19, 1998, the Company capitalized internal costs of preacquisition activities incurred in connection with the acquisition of operating properties. The Company estimates that the adoption of EITF 97-11 will result in an increase of approximately $2.5 million to $3.0 million in the amount of general and administrative expense reflected in the Company's consolidated statement of operations in 1998, assuming an increase in the amount of acquisition support activity the Company outsources relative to such activity the Company continues to perform internally.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the net unamortized balance of all start up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed. In the second quarter of 1998, the Company expects to report a cumulative effect of a change in accounting principle in the amount of approximately $2.0 million to reflect the write-off of the unamortized balance of organizational costs on the Company's balance sheet.

                           PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS
  None.

ITEM 2. CHANGES IN SECURITIES
  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None.

ITEM 5. OTHER INFORMATION
  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A

Exhibit No.    Description

     3.1 Articles Supplementary relating to the Company's 7.95% Series D Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated February 6, 1998, File No. 1-13102)

     3.2 Articles Supplementary relating to the Company's 7.90% Series E Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

     4.1 Deposit Agreement, dated February 4, 1998, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit
            4.2 of the Form 8-K of the Company, dated February 6, 1998, File No. 1-13102)

     4.2 Deposit Agreement, dated March 18, 1998, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit
            4.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-13102)

     4.3 6.50% dealer remarketable security due April 5, 2011 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated April 7, 1998, File No. 333-21873)

     10.1 Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P., (the "L.P. Agreement") dated March 18, 1998 (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

     10.2*  First Amendment to the L.P. Agreement dated April 1, 1998

     10.3*  Second Amendment to the L.P. Agreement dated April 3, 1998

     10.4*  Third Amendment to the L.P. Agreement dated April 16, 1998

     10.5 Registration Rights Agreement, dated April 29, 1998, relating to the Company's Common Stock, par value $.01 per share, between the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit
            4.1 of the Form 8-K of the Company dated May 1, 1998, File No. 1-13102)

     27.1*  Financial Data Schedule For the Three Months Ended March 31, 1998

     27.2* Financial Data Schedule For the Three Months Ended March 31, 1997 (Restated)

            *  Filed herewith.



Reports on Form 8-K and Form 8-K/A:

     Report on Form 8-K/A No. 1 dated December 11, 1997, filed January 22, 1998, as amended by the report on Form 8-K/A No. 2 filed February 26, 1998, relating to the acquisition of 85 properties, the negotiations to acquire an additional property and the acquisition of land parcels for future development. The reports include Combined Historical Statements of Revenues and Certain Expenses for the acquired and to be acquired properties and Pro Forma Balance Sheet and Pro Forma Statements of Operations for the Company.

     Report on Form 8-K dated February 4, 1998, filed February 6, 1998, relating to the Company's offering of Depositary Shares each representing 1/100 of a share of 7.95% Series D Cumulative Preferred Stock.

     Report on Form 8-K dated March 13, 1998, filed March 27, 1998, relating to the Company's offering of Depositary Shares each representing 1/100 of a share of 7.90% Series E Cumulative Preferred Stock.

     Report on Form 8-K filed as of April 20, 1998, dated April 6, 1998, relating to the acquisition of 167 properties and seven land parcels for future development.

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



                                 FIRST INDUSTRIAL REALTY TRUST, INC.



Date:  May 14, 1998              By: /s/ Michael J. Havala
                                    ---------------------
                                    Michael J. Havala
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.   Description
----------    -----------

   3.1 Articles Supplementary relating to the Company's 7.95% Series D Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated February 6, 1998, File No. 1-13102)

   3.2 Articles Supplementary relating to the Company's 7.90% Series E Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

   4.1 Deposit Agreement, dated February 4, 1998, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Company, dated February 6, 1998, File No. 1-13102)

   4.2 Deposit Agreement, dated March 18, 1998, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit
              4.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-13102)

   4.3 6.50% dealer remarketable security due April 5, 2011 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated April 7, 1998, File No. 333-21873)

   10.1 Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (the "L.P. Agreement"), dated March 18, 1998 (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

   10.2     * First Amendment to the L.P. Agreement dated April 1, 1998

   10.3     * Second Amendment to the L.P. Agreement dated April 3, 1998

   10.4     * Third Amendment to the L.P. Agreement dated April 16, 1998

   10.5 Registration Rights Agreement, dated April 29, 1998, relating to the Company's Common Stock, par value $.01 per share, between the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to
              Exhibit 4.1 of the Form 8-K of the Company dated May 1, 1998, File No. 1-13102)

   27.1     * Financial Data Schedule For the Three Months Ended March 31, 1998

   27.2     * Financial Data Schedule For the Three Months Ended March 31, 1997
              (Restated)




            *    Filed herewith.