Form 10-Q
period 1998-06-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 1998-08-14
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Number of shares of Common Stock, $.01 par value, outstanding as of August 5, 1998: 37,851,115.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                                   FORM 10-Q
                FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1998

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I:  FINANCIAL INFORMATION

 Item 1.  Financial Statements

  Consolidated Balance Sheets as of June 30, 1998 and
   December 31, 1997................................................. 2

 Consolidated Statements of Operations for the Six Months
  Ended June 30, 1998 and June 30, 1997.............................. 3
 Consolidated Statements of Operations for the Three Months
  Ended June 30, 1998 and June 30, 1997.............................. 4
 Consolidated Statements of Cash Flows for the Six Months
  Ended June 30, 1998 and June  30, 1997............................. 5
 Notes to Consolidated Financial Statements.......................... 6  - 14


 Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................ 15 - 22



PART II:  OTHER INFORMATION

 Item 1.  Legal Proceedings.......................................... 23
 Item 2.  Changes in Securities...................................... 23
 Item 3.  Defaults Upon Senior Securities............................ 23
 Item 4.  Submission of Matters to a Vote of Security Holders........ 23
 Item 5.  Other Information.......................................... 23
 Item 6.  Exhibits and Reports on Form 8-K and 8-K/A................. 23 - 24

SIGNATURE............................................................ 25

EXHIBIT INDEX........................................................ 26

                         PART I.  FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      FIRST INDUSTRIAL REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                                          June 30,                   December 31,
                                                                                            1998                         1997
                                                                                      ----------------             ----------------
                                     ASSETS
Assets:
 Investment in Real Estate:
  Land................................................................................$       373,483              $        299,020
  Buildings and Improvements..........................................................      2,023,697                     1,663,731
  Furniture, Fixtures and Equipment...................................................          1,482                         1,437
  Construction in Progress............................................................         65,928                        30,158
  Less: Accumulated Depreciation......................................................       (146,464)                     (121,030)
                                                                                      ---------------              ----------------
      Net Investment in Real Estate...................................................      2,318,126                     1,873,316

  Cash and Cash Equivalents...........................................................         13,139                        13,222
  Restricted Cash.....................................................................          2,895                       313,060
  Tenant Accounts Receivable, Net.....................................................          9,106                         6,280
  Deferred Rent Receivable............................................................         11,909                        10,144
  Deferred Financing Costs, Net.......................................................          9,649                         8,594
  Prepaid Expenses and Other Assets, Net.............................................          59,035                        47,547
                                                                                      ---------------              ----------------
      Total Assets....................................................................$     2,423,859              $      2,272,163
                                                                                      ===============              ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
  Mortgage Loans Payable..............................................................$       102,785              $        101,198
  Defeased Mortgage Loan Payable......................................................            ---                       300,000
  Senior Unsecured Debt, Net..........................................................        748,785                       648,994
  Acquisition Facility Payable........................................................        230,100                       129,400
  Accounts Payable and Accrued Expenses...............................................         45,183                        50,373
  Rents Received in Advance and Security Deposits.....................................         16,277                        14,104
  Dividends/Distributions Payable.....................................................         23,553                        22,010
                                                                                      ---------------              ----------------
      Total Liabilities...............................................................      1,166,683                     1,266,079
                                                                                      ---------------              ----------------
 Minority Interest....................................................................        179,624                       151,494
 Commitments and Contingencies........................................................            ---                           ---
 Stockholders' Equity:

 Preferred Stock ($.01 par value, 10,000,000 shares authorized, 1,650,000,
      40,000, 20,000, 50,000 and 30,000 shares of Series A, B, C, D and E
      Cumulative Preferred Stock, respectively, issued and outstanding at June
      30, 1998 having a liquidating preference of $25 per share ($41,250),
      $2,500 per share ($100,000), $2,500 per share ($50,000), $2,500 per share
      ($125,000) and $2,500 per share ($75,000), respectively, and 1,650,000,
      40,000 and 20,000 shares of Series A, B and C Cumulative Preferred Stock, respectively, issued and outstanding at December 31, 1997 having a liquidation preference of $25 per share ($41,250), $2,500 per share
      ($100,000) and $2,500 per share ($50,000), respectively)........................             18                            17
 Common Stock ($.01 par value, 100,000,000 shares authorized, 37,850,407 and
     36,433,859 shares issued and outstanding at June 30, 1998 and December 31,
     1997, respectively).........................                                                 378                           364
 Additional Paid-in-Capital...........................................................      1,169,850                       934,622
 Distributions in Excess of Accumulated Earnings......................................        (87,809)                      (76,996)
 Unamortized Value of Restricted Stock Grants.........................................         (4,885)                       (3,417)
                                                                                      ---------------              ----------------
     Total Stockholders' Equity.......................................................      1,077,552                       854,590
                                                                                      ---------------              ----------------
     Total Liabilities and Stockholders' Equity.......................................$     2,423,859              $      2,272,163
                                                                                      ===============              ================

    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                                      Six Months           Six Months
                                                                         Ended                Ended
                                                                     June 30, 1998        June 30, 1997
                                                                     -------------        -------------
Revenues:
 Rental Income........................................................$  132,127         $    74,709
 Tenant Recoveries and Other Income...................................    31,392              19,925
 Interest Income on U.S. Government Securities........................       ---               4,157
                                                                      ----------         -----------
    Total Revenues....................................................   163,519              98,791
                                                                      ----------         -----------

Expenses:
 Real Estate Taxes....................................................    25,921              15,647
 Repairs and Maintenance..............................................     7,221               4,286
 Property Management..................................................     6,424               3,519
 Utilities............................................................     4,483               2,825
 Insurance............................................................       452                 276
 Other................................................................     2,698                 854
 General and Administrative...........................................     6,299               2,690
 Interest.............................................................    32,013              21,321
 Amortization of Interest Rate Protection Agreements
  and Deferred Financing Costs.........................................      401               1,380
 Depreciation and Other Amortization..................................    30,328              17,712
                                                                      ----------         -----------
    Total Expenses....................................................   116,240              70,510
                                                                      ----------         -----------

Income from Operations Before Income Allocated to Minority
 Interest and Disposition of Interest Rate Protection Agreements......    47,279              28,281
Income Allocated to Minority Interest.................................    (4,843)             (1,950)
Disposition of Interest Rate Protection Agreements....................       ---               1,430
                                                                      ----------         -----------
Income from Operations................................................    42,436              27,761
Gain on Sales of Real Estate, Net.....................................     2,376               3,999
                                                                      ----------         -----------
Income Before Extraordinary Loss and Cumulative Effect of Change in
 Accounting Principle.................................................    44,812              31,760
Extraordinary Loss....................................................       ---             (12,563)
Cumulative Effect of Change in Accounting Principle...................    (1,976)                ---
                                                                      ----------         -----------
Net Income............................................................    42,836              19,197
Less:  Preferred Stock Dividends......................................   (14,188)             (3,365)
                                                                      ----------         -----------
Net Income Available to Common  Stockholders..........................$   28,648         $    15,832
                                                                      ==========         ===========

Net Income Available to Common Stockholders Before Extraordinary
 Loss and Cumulative Effect of Change in Accounting Principle per
 Weighted Average Common Share Outstanding:
    Basic............................................................. $   .83           $      .94
                                                                      ==========         ===========
    Diluted........................................................... $   .82           $      .94
                                                                      ==========         ===========
Net Income Available to Common Stockholders Per Weighted Average
 Common Share Outstanding:
    Basic............................................................. $   .77             $    .53
                                                                      ==========         ===========
    Diluted........................................................... $   .77             $    .52
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

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                                           Three Months               Three Months
                                                                               Ended                      Ended
                                                                           June 30, 1998              June 30, 1997
                                                                          --------------              -------------
Revenues:
 Rental Income.......................................................     $     70,246                 $   39,291
 Tenant Recoveries and Other Income..................................           17,059                      9,200
 Interest Income on U.S. Government Securities.......................              ---                      4,157
                                                                          --------------              -------------
   Total Revenues....................................................           87,305                     52,648
                                                                          --------------              -------------
Expenses:
 Real Estate Taxes...................................................           13,532                      8,100
 Repairs and Maintenance.............................................            3,829                      1,624
 Property Management.................................................            3,515                      1,841
 Utilities...........................................................            2,220                      1,215
 Insurance...........................................................              240                        137
 Other...............................................................            1,768                        345
 General and Administrative..........................................            3,665                      1,426
 Interest............................................................           17,252                     12,990
 Amortization of Interest Rate Protection Agreements and
  Deferred Financing Costs...........................................              224                        784
 Depreciation and Other Amortization.................................           16,609                      9,095
                                                                          --------------              -------------
   Total Expenses....................................................           62,854                     37,557
                                                                          --------------              -------------

Income from Operations Before Income Allocated to Minority
 Interest and Disposition of Interest Rate Protection Agreements.....           24,451                     15,091
Income Allocated to Minority Interest................................           (2,186)                      (594)
Disposition of Interest Rate Protection Agreements...................              ---                      1,430
                                                                          --------------              -------------
Income from Operations...............................................           22,265                     15,927
Gain on Sales of Real Estate, Net....................................               16                      3,999
                                                                          --------------              -------------
Income Before Extraordinary Loss and Cumulative Effect of
 Change in Accounting Principle......................................           22,281                     19,926
Extraordinary Loss...................................................              ---                    (12,563)
Cumulative Effect of Change in Accounting Principle..................           (1,976)                       ---
                                                                          --------------              -------------
Net Income...........................................................           20,305                      7,363
Less:  Preferred Stock Dividends.....................................           (8,210)                    (2,385)
                                                                          --------------              -------------
Net Income Available to Common Stockholders..........................     $     12,095                 $    4,978
                                                                          ==============              =============

Net Income Available to Common Stockholders Before
 Extraordinary Loss and Cumulative Effect of Change in Accounting
 Principle per Weighted Average Common Share Outstanding:
   Basic.............................................................     $   .38                      $      .58
                                                                          ==============              =============
   Diluted...........................................................     $   .37                      $      .58
                                                                          ==============              =============
Net Income Available to Common Stockholders Per Weighted Average
 Common Share Outstanding:
   Basic.............................................................     $   .32                      $      .17
                                                                          ==============              =============
   Diluted...........................................................     $   .32                      $      .16
                                                                          ==============              =============

    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                     Six Months Ended                  Six Months Ended
                                                                       June 30, 1998                    June 30, 1997
                                                                   -------------------                ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income....................................................    $         42,836                    $       19,197
 Income Allocated to Minority Interest.........................               4,843                             1,950
                                                                   -------------------                ------------------
 Income Before Minority Interest...............................              47,679                            21,147

 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
 Depreciation..................................................              27,134                            15,828
 Amortization of Interest Rate Protection Agreements and
  Deferred Financing Costs.....................................                 401                             1,380
 Other Amortization............................................               3,568                             1,922
 Disposition of Interest Rate Protection Agreements............                 ---                            (1,430)
 Gain on Sales of Properties, Net..............................              (2,376)                           (3,999)
 Cumulative Effect of Change in Accounting Principle.........                 1,976                               ---
 Extraordinary Loss............................................                 ---                            12,563
 Provision for Bad Debts.......................................                 300                               150
 Increase in Tenant Accounts Receivable and Prepaid
  Expenses and Other  Assets...................................             (16,728)                          (16,166)
 Increase in Deferred Rent Receivable..........................              (1,956)                           (1,122)
 (Decrease) Increase in Accounts Payable and Accrued
  Expenses and Rents Received in Advance and Security
  Deposits.....................................................                (855)                            4,092
 Increase in Organization Costs................................                (396)                              (62)
 Decrease in Restricted Cash...................................               3,898                             4,443
                                                                   -------------------                ------------------
   Net Cash Provided by Operating Activities...................              62,645                            38,746
                                                                   -------------------                ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases and Additions to Investment in Real Estate and
 Closing Costs of Sales of Real Estate.........................            (460,575)                         (216,882)
 Proceeds from Sales of Investment in Real Estate..............              29,256                            21,879
 Repayment of Mortgage Loans Receivable........................               1,017                               ---
 Funding of Mortgage Loans Receivable..........................                 ---                           (17,667)
 Decrease (Increase) in Restricted Cash........................                 267                           (19,763)
                                                                   -------------------                ------------------
   Net Cash Used in Investing Activities.......................            (430,035)                         (232,433)
                                                                   -------------------                ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Sale of Common Stock............................              36,300                               ---
 Common Stock Underwriting Discounts/Offering Costs............              (2,934)                              ---
 Proceeds from Exercise of Employee Stock Options..............               1,968                             1,214
 Proceeds from Sale of Preferred Stock.........................             200,000                           150,000
 Preferred Stock Offering Costs................................              (7,300)                           (4,734)
 Proceeds from Mortgage Loans Payable..........................                 ---                               ---
 Repayments on Mortgage Loans Payable..........................            (300,939)                             (525)
 Repayment of Promissory Notes Payable.........................                 ---                            (9,919)
 Proceeds from Acquisition Facilities Payable..................             411,200                           220,200
 Repayments on Acquisition Facilities Payable..................            (310,500)                         (169,600)
 Proceeds from Senior Unsecured Debt...........................              99,753                           349,150
 Proceeds from Defeasance Loans................................                 ---                           309,800
 Repayment of Defeasance Loan..................................                 ---                          (309,800)
 Other Proceeds from Senior Unsecured Debt.....................               2,760                             2,246
 Other Costs of Senior Unsecured Debt..........................              (2,565)                              ---
 Purchase of Interest Rate Protection Agreements...............                 ---                              (150)
 Proceeds from Sale of Interest Rate Protection Agreements.....                 ---                             9,950
 Purchase of U.S. Government Securities........................                 ---                          (300,000)
 Decrease (Increase) in Restricted Cash........................             306,000                            (6,000)
 Dividends/Distributions.......................................             (44,502)                          (33,185)
 Preferred Stock Dividends.....................................             (14,188)                           (3,077)
 Debt Issuance Costs and Prepayment Fees.......................              (7,746)                           (7,070)
                                                                   -------------------                ------------------
   Net Cash Provided by Financing Activities...................             367,307                           198,500
                                                                   -------------------                ------------------
Net (Decrease) Increase in Cash and Cash Equivalents...........                 (83)                            4,813
Cash and Cash Equivalents, Beginning of Period.................              13,222                             7,646
                                                                   -------------------                ------------------
Cash and Cash Equivalents, End of Period.......................    $         13,139                    $       12,459
                                                                   ===================                ==================

    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

1.     ORGANIZATION AND FORMATION OF COMPANY

     First Industrial Realty Trust, Inc. (the "Company") was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 84.9% ownership interest at June 30, 1998. As of June 30, 1998, the Company owned 953 in-service properties located in 24 states, containing an aggregate of approximately 67.7 million square feet of gross leasable area ("GLA"). Of the 953 properties owned by the Company, 812 are held by the Operating Partnership, 23 are held by First Industrial Financing Partnership, L.P., 19 are held by First Industrial Securities, L.P., 23 are held by First Industrial Mortgage Partnership, L.P., 21 are held by First Industrial Pennsylvania, L.P., five are held by First Industrial Harrisburg, L.P., four are held by First Industrial Indianapolis, L.P., 45 are held by limited liability corporations of which the Operating Partnership is the sole member, and one is held by First Industrial Development Services, L.P. Minority interest in the Company at June 30, 1998 represents the approximate 15.1% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

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

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of its operations and its cash flows for each of the six months and three months ended June 30, 1998 and 1997.


Tenant Accounts Receivable, net:

     The Company provides an allowance for doubtful accounts against the portion of tenants accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,750 and $1,450 as of June 30, 1998 and December 31, 1997, respectively.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

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

     In March 1998, the FASB's Emerging Issues Task Force (the "Task Force") issued Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11, effective March 19, 1998, requires that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property should be expensed as incurred. The Task Force concluded that a property is considered operating if, at the date of acquisition, major construction activity is substantially completed on the property and (a) it is held available for occupancy upon completion of tenant improvements by the acquirer or (b) it is already income producing. The Company adopted EITF 97-11 as of March 19, 1998. Prior to March 19, 1998, the Company capitalized internal costs of preacquisition activities incurred in connection with the acquisition of operating properties. The Company estimates that the adoption of EITF 97-11 will result in a cumulative increase of approximately $2,500 to $3,000 in the amount of general and administrative expense reflected in the Company's consolidated statement of operations in 1998.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the net unamortized balance of all start-up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed. In the second quarter of 1998, the Company reported a cumulative effect of a change in accounting principle of approximately $1,976 to reflect the write-off of the unamortized balance of organizational costs on the Company's balance sheet.

     During the second quarter of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.


3.   MORTGAGE LOANS, SENIOR UNSECURED DEBT AND ACQUISITION FACILITY PAYABLE

     On March 31, 1998, the Company, through the Operating Partnership, issued $100,000 of Dealer remarketable securities which mature on April 5, 2011 and bear a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. Interest is paid semi-annually in arrears on April 5 and October 5. The 2011 Drs. are callable (the "Call Option"), at the option of J.P. Morgan Securities, Inc., as Remarketing Dealer (the "Remarketing Dealer"), on April 5, 2001 (the "Remarketing Date"). The Company received approximately $2,760 of proceeds from the Remarketing Dealer as consideration for the Call Option. The Company will amortize these proceeds over the life of the Call Option as an adjustment to interest expense. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based upon a predetermined formula as disclosed in the related Prospectus Supplement. If the Remarketing Dealer elects not to remarket the 2011 Drs., then the Operating Partnership will be required to repurchase, on the Remarketing Date, any 2011 Drs. that have not been purchased by the Remarketing Dealer at 100% of the principal amount thereof, plus accrued and unpaid interest, if any. The Company also settled an interest rate protection agreement which was used to fix the interest rate on the 2011 Drs. prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Drs. as an adjustment to interest expense. The 2011 Drs. contain certain covenants including limitations on incurrence of debt and debt service coverage.

     On April 16, 1998, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $2,525 (the "Acquisition Mortgage Loan IV"). The Acquisition Mortgage Loan IV is collateralized by one property in Baltimore, Maryland, bears interest at a fixed rate of 8.95% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan IV matures on October 1, 2006. The Acquisition Mortgage Loan IV may be prepaid only after October 1, 2001 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


3. MORTGAGE LOANS, SENIOR UNSECURED DEBT AND ACQUISITION FACILITY PAYABLE, CONTINUED

     The following table discloses certain information regarding the Company's mortgage loans, senior unsecured debt and acquisition facility payable:

                                    OUTSTANDING  BALANCE AT      ACCRUED INTEREST PAYABLE AT INTEREST RATE AT
                                ------------------------------- ---------------------------- ----------------
                                   JUNE 30,       DECEMBER  31,    JUNE 30,     DECEMBER 31,    JUNE 30,        MATURITY
                                     1998             1997           1998           1997          1998             DATE
                                ------------     -------------  ------------    ------------- ---------------  ----------
MORTGAGE LOANS PAYABLE
                                                   C>
1995 Mortgage Loan..............$     39,784      $   40,000     $      160      $     168        7.220%          1/11/26
CIGNA Loan......................      35,522          35,813            ---            ---        7.500%          4/01/03
Assumed Loans...................       8,809           8,950            ---            ---        9.250%          1/01/13
LB Mortgage Loan  II............         705             705            ---            ---        8.000%             (1)
Acquisition Mortgage Loan I.....       3,993           4,135            ---             29        8.500%          8/01/08
Acquisition Mortgage Loan II....       7,913           7,997             51             52        7.750%          4/01/06
Acquisition Mortgage Loan III...       3,543           3,598             26             27        8.875%          6/01/03
Acquisition Mortgage Loan IV....       2,516             ---             19            ---        8.950%         10/01/06
                                ------------      ----------     ----------      ---------
Total...........................$    102,785      $  101,198     $      256      $     276
                                ============      ==========     ==========      =========
DEFEASED MORTGAGE LOAN
----------------------
1994 Mortgage Loan..............$        ---      $  300,000     $      ---      $   1,831         (2)              (2)
                                ============      ==========     ==========      =========
SENIOR UNSECURED DEBT
---------------------
2005 Notes......................$     50,000      $   50,000     $      383      $     393        6.900%         11/21/05
2006 Notes......................     150,000         150,000            875            671        7.000%         12/01/06
2007 Notes......................     149,953(3)      149,951          1,457          1,457        7.600%          5/15/07
2011 Notes......................      99,400(3)       99,377            942            942        7.375%          5/15/11(4)
2017 Notes......................      99,814(3)       99,809            625            479        7.500%         12/01/17(5)
2027 Notes .....................      99,859(3)       99,857            914            914        7.150%          5/15/27(6)
2011 Drs........................      99,759(3)          ---          1,625            ---        6.500%(8)       4/05/11(7)
                                ------------      ----------     ----------      ---------
Total...........................$    748,785      $  648,994     $    6,821      $   4,856
                                ============      ==========     ==========      =========
ACQUISITION FACILITY PAYABLE
----------------------------
1997 Unsecured Acquisition
Facility........................$    230,100      $  129,400     $      695      $     297        6.510%          4/30/01
                                ============      ==========     ==========      =========

(1) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.

(2)  The 1994 Defeased Mortgage Loan was paid off and retired on January 2,
     1998.

(3) The 2007 Notes, 2011 Notes, 2017 Notes, 2027 Notes and the 2011 Drs. are net of unamortized discounts of $47, $600, $186, $141 and $241, respectively.

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

(8) The 2011 Drs. bear interest at an annual rate of 6.50% to the Remarketing Date. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based on a predetermined formula as disclosed in the related Prospectus Supplement.

     The following is a schedule of the stated maturities of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:


                     Amount
                 ----------
1998             $      919
1999                  2,080
2000                  2,252
2001                232,538
2002                  2,640
Thereafter          841,751
                 ----------
Total            $1,082,180
                 ==========

The maturity date of the LB Mortgage Loan II is based on a contingent event. As a result, this loan is not included in the above table.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

3. MORTGAGE LOANS, SENIOR UNSECURED DEBT AND ACQUISITION FACILITY PAYABLE, CONTINUED

     The Company, from time to time, enters into interest rate protection agreements which are used to lock into a fixed interest rate on anticipated offerings of senior unsecured debt. At June 30, 1998, the following interest rate protection agreements were outstanding:


   Notional        Origination                                                   Settlement
    Amount            Date             Interest Rate      Valuation Basis           Date
----------      -----------------      -------------      -----------------   ----------------
$   50,000       January 2, 1998          5.937%          30-Year Treasury    October 1, 1998
$  100,000      October 28, 1997          6.317%          30-Year Treasury     July 1, 1998
$  100,000      December 19, 1997         5.994%          30-Year Treasury    January 4, 1999

4.   STOCKHOLDERS' EQUITY

Common Stock

     On April 23, 1998, the Company issued, in a private placement, 1,112,644 shares of $.01 par value Common Stock (the "April 1998 Equity Offering"). The price per share in the April 1998 Equity Offering was $32.625, resulting in gross offering proceeds of $36,300. Proceeds to the Company, net of purchaser's discount and total offering expenses, were approximately $34,100.

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

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

4.   STOCKHOLDERS' EQUITY, CONTINUED

Restricted Stock:

     During the six months ended June 30, 1998, the Company awarded 51,850 shares of restricted Common Stock to certain employees and 1,179 shares of restricted Common Stock to certain Directors. Another employee of the Company converted certain employee stock options to 6,123 shares of restricted Common Stock. These shares of restricted Common Stock had a fair value of $2,095 on the date of grant. The restricted Common Stock vests over a period from five to ten years. Compensation expense will be charged to earnings over the respective vesting period.

Non-Qualified Employee Stock Options:

     On January 2, 1998, the Company granted 4,370,000 non-qualified employee stock options. These stock options vest over three years based upon certain performance measures. The stock options have a strike price of $35.8125 per share and expire ten years from the date of grant.

     On May 14, 1998, the Company granted 899,000 non-qualified employee stock options. These stock-options vest over one year and have a strike price of $31.13 per share. These stock options expire between seven and ten years from the date of grant.

Dividends/Distributions:

     The following table summarizes dividends/distributions for the six months ended June 30, 1998:

COMMON STOCK/OPERATING PARTNERSHIP UNITS

                                                        Dividend/Distribution                 Total
                     Record Date       Payable Date        per Share/Unit             Dividend/Distribution
                     -----------       -------------       ---------------           ----------------------
Fourth Quarter 1997  December 31, 1997 January 20, 1998     $    .53000              $      22,010
First Quarter 1998   March 31, 1998    April 20, 1998       $    .53000              $      22,492
Second Quarter 1998  June 30, 1998     July 20, 1998        $    .53000              $      23,553

SERIES A PREFERRED STOCK

                                                             Dividend                    Total
                      Record Date     Payable Date           per Share                  Dividend
                     -----------       -------------       ---------------           ----------------------
First Quarter 1998   March 13, 1998   March 31, 1998        $    .59375              $          980
Second Quarter 1998  June 15, 1998    June 30, 1998         $    .59375              $          980


SERIES B PREFERRED STOCK

                                                              Dividend                   Total
                      Record Date     Payable Date            per Share                Dividend
                     -----------      -------------        ---------------           ----------------------
First Quarter 1998   March 13, 1998   March 31, 1998        $     54.68750           $        2,188
Second Quarter 1998  June 15, 1998    June 30, 1998         $     54.68750           $        2,188

SERIES C PREFERRED STOCK
                                                              Dividend                   Total
                      Record Date     Payable Date           per Share                  Dividend
                     -----------      -------------        ---------------           ----------------------
First Quarter 1998    March 13, 1998  March 31, 1998        $     53.90600           $        1,078
Second Quarter 1998   June 15, 1998   June 30, 1998         $     53.90600           $        1,078

SERIES D PREFERRED STOCK
                                                             Dividend                    Total
                      Record Date     Payable Date           per Share                 Dividend
                     -----------      -------------        ---------------           ----------------------
First Quarter 1998   March 13, 1998   March 31, 1998        $     30.36500           $        1,518
Second Quarter 1998  June 15, 1998    June 30, 1998         $     49.68700           $        2,484

SERIES E PREFERRED STOCK
                                                             Dividend                     Total
                      Record Date     Payable Date           per Share                  Dividend
                     ------------     -------------       ---------------           ----------------------
First Quarter 1998   June 15, 1998    June 30, 1998         $      7.13194           $          214
Second Quarter 1998  June 15, 1998    June 30, 1998         $     49.37500           $        1,480

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

5.     ACQUISITION OF REAL ESTATE

     During the six months ended June 30, 1998, the Company acquired 186 existing industrial properties and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $418,399, excluding costs incurred in conjunction with the acquisition of the properties.

     Of the 186 existing industrial properties and several land parcels purchased by the Company during the six months ended June 30, 1998, four existing industrial properties were purchased from Western Suburban Industrial Investments Limited Partnership ("Western") in which the sole general partner, having a 5% interest, was Tomasz/Shidler Investment Corporation, of which the sole shareholders were a Director and Director/Officer of the Company who also had a 53% and 32% limited partnership interest in Western, respectively. Further, an additional Director/Officer of the Company was a limited partner in Western having an interest of 2%. The aggregate purchase price for this acquisition totaled approximately $7,900, excluding costs incurred in conjunction with the acquisition of the properties.

     During the second quarter of 1998, the Company, through the Operating Partnership, completed an acquisition of a real estate firm for which an officer and an employee of the Company owned a 77.5% interest. Gross proceeds to the real estate firm totaled approximately $2,349.

6.     SALES OF REAL ESTATE

     During the six months ended June 30, 1998, the Company sold seven existing industrial properties and three land parcels. Gross proceeds from these sales were approximately $29,256. The gain on sales of real state was approximately $2,376, net of federal income taxes.


7.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



                                                                         Six Months Ended
                                                               ------------------------------------
                                                                June 30, 1998        June 30, 1997
                                                               ---------------       --------------

 Interest paid, net of capitalized interest.................... $      31,501        $      18,048
                                                               ===============       ==============
 Interest capitalized.......................................... $       1,907        $         294
                                                               ===============       ==============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
 Dividend/Distribution payable on Common Stock/Units .......... $      23,553        $      17,510
IN CONJUNCTION WITH THE PROPERTY ACQUISITIONS, THE
FOLLOWING ASSETS AND LIABILITIES WERE ASSUMED AND
OPERATING PARTNERSHIP UNITS EXCHANGED:
 Purchase of real estate........................................$     418,399        $     253,484
 Accrued real estate taxes and security deposits...............        (4,137)              (2,473)
 Mortgage loans................................................        (2,525)              (4,505)
 Operating Partnership Units...................................       (33,802)             (53,471)
                                                               ---------------       --------------
                                                                $     377,935        $     193,035
                                                               ===============       ==============

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

8.    EARNINGS PER SHARE

     Earnings per share amounts are based on the weighted average amount of Common Stock and Common Stock equivalents (employee stock options) outstanding. The outstanding units in the Operating Partnership (the "Units") have been excluded from the diluted earnings per share calculation as there would be no effect on the earnings per share amounts since the minority interests' share of income would also be added back to net income. The computation of basic and diluted EPS is presented below:






                                                            Six Months       Six Months      Three Months      Three Months
                                                              Ended            Ended            Ended              Ended
                                                          June  30, 1998   June  30, 1997   June  30, 1998     June 30, 1997
                                                        ----------------   --------------   --------------     --------------
Numerator:
----------
Income Before Extraordinary Loss and Cumulative
 Effect of Change in Accounting Principle.............  $     44,812          $   31,760      $    22,281       $  19,926
Less: Preferred Dividends.............................       (14,188)             (3,365)          (8,210)         (2,385)
                                                        ----------------   --------------   --------------     --------------
Net Income Available to Common Stockholders Before
 Extraordinary Loss and Cumulative Effect of Change
 in Accounting Principle - For Basic and Diluted  EPS.        30,624              28,395           14,071          17,541

Extraordinary Loss....................................           ---             (12,563)             ---         (12,563)

Cumulative Effect of Change in Accounting Principle...        (1,976)                ---           (1,976)            ---
                                                        ----------------   --------------   --------------     --------------

Net Income Available to Common Stockholders- For
 Basic and Diluted  EPS...............................  $     28,648          $   15,832      $    12,095        $  4,978
                                                        ================   ==============   ==============     ==============

Denominator:
------------
 Weighted Average Shares - Basic......................        36,982              30,080           37,433          30,132
 Effect of Dilutive Securities:
  Employee and Director Common Stock Options..........           338                 283              264             271
                                                        ----------------   --------------   --------------     --------------
 Weighted Average Shares- Diluted.....................        37,320              30,363           37,697          30,403
                                                        ================   ==============   ==============     ==============

Basic EPS:
----------

Net Income Available to Common Stockholders Before
 Extraordinary Loss and Cumulative Effect of Change
 in Accounting Principle..............................  $        .83          $      .94      $       .38        $    .58
                                                        ================   ==============   ==============     ==============

Extraordinary Loss....................................  $        ---          $     (.41)     $       ---        $   (.41)
                                                        ================   ==============   ==============     ==============

Cumulative Effect of Change in Accounting Principle...  $       (.05)         $      ---      $      (.05)       $    ---
                                                        ================   ==============   ==============     ==============

Net Income Available to Common Stockholders...........  $        .77          $      .53      $       .32        $    .17
                                                        ================   ==============   ==============     ==============

Diluted EPS:
------------

Net Income Available to Common Stockholders Before
 Extraordinary Loss and Cumulative Effect of Change
 in Accounting Principle..............................  $        .82          $      .94      $       .37        $  .58
                                                        ================   ==============   ==============     ==============

Extraordinary Loss....................................  $        ---          $     (.41)     $       ---        $ (.41)
                                                        ================   ==============   ==============     ==============

Cumulative Effect of Change in Accounting Principle...  $       (.05)         $      ---      $      (.05)       $  ---
                                                        ================   ==============   ==============     ==============

Net Income Available to Common Stockholders...........  $        .77          $      .52      $       .32        $  .16
                                                        ================   ==============   ==============     ==============

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

9.   COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is involved in legal actions arising from the operation of its business. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.

     The Company has committed to the construction of 17 development projects totaling approximately 2.1 million square feet of GLA. The estimated total construction costs are approximately $75,486. These developments are expected to be funded with cash flow from operations as well as borrowings under the Company's $300,000 unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility").

     In the second quarter of 1998, the Company, through the Operating Partnership, entered into a non-binding letter of intent with an institutional investor to create a joint venture that would invest in industrial properties. The venture is subject, among other contingencies, to due diligence and the negotiation of definitive documentation. There can be no assurance that such venture will be created, or if created, will be successful.

10.   SUBSEQUENT EVENTS

     From July 1, 1998 to August 5, 1998, the Company acquired five industrial properties. The aggregate purchase price for these acquisitions totaled approximately $22,362, excluding costs incurred in conjunction with the acquisition of the properties.

     On July 20, 1998, the Company and the Operating Partnership paid a second quarter 1998 dividend/distribution of $.53 per common share/Unit, totaling approximately $23,553.

     On July 14, 1998, the Company, through the Operating Partnership, issued $200,000 of senior unsecured debt which matures on July 15, 2028 and bears a coupon interest rate of 7.60% (the "2028 Notes"). The issue price of the 2028 Notes was 99.882%. Interest is paid semi-annually in arrears on January 15 and July 15. The Company also settled interest rate protection agreements, in the notional amount of $150,000, which were used to fix the interest rate on the 2028 Notes prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2028 Notes as an adjustment to the interest expense. The 2028 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

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

RESULTS OF OPERATIONS

     At June 30, 1998, the Company owned 953 in-service properties with approximately 67.7 million square feet of gross leasable area ("GLA"), compared to 454 in-service properties with approximately 39.1 million square feet of GLA at June 30, 1997. The addition of 511 properties acquired or developed between July 1, 1997 and June 30, 1998 included the acquisitions of 502 properties totaling approximately 26.9 million square feet of GLA and the completed development of nine properties totaling approximately 2.2 million square feet of GLA. The Company also completed the expansion of two properties totaling approximately .1 million square feet of GLA and the sale of 12 in-service properties totaling approximately .6 million square feet of GLA, one property held for redevelopment and several land parcels.

     COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED JUNE 30, 1997

     Rental income and tenant recoveries and other income increased by approximately $68.9 million or 72.8% due primarily to the properties acquired or developed after June 30, 1997. Rental income and tenant recoveries and other income from properties owned prior to January 1, 1997, decreased by approximately $.2 million or .3% due primarily to general rent increases offset by a decrease in tenant recovery income charges related to the decrease in operating expenses as discussed below.

     Interest income on U.S. Government securities in 1997 represents interest income earned on U.S. Government securities that were pledged as collateral to legally defease the Company's $300 million mortgage loan (the "1994 Mortgage Loan").

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by approximately $19.8 million or 72.2% due primarily to the properties acquired or developed after June 30, 1997. Expenses from properties owned prior to January 1, 1997, decreased by approximately $.7 million or 3.1% due primarily to a decrease in snow removal and related expenses incurred for properties located in certain of the Company's metropolitan areas during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

     General and administrative expense increased by approximately $3.6 million, of which, approximately $2.5 million is due primarily to the additional expenses associated with managing the Company's growing operations including additional professional fees relating to additional properties owned and additional personnel to manage and expand the Company's business. Approximately $1.1 million of the increase is the result of the adoption of Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"), which requires that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property should be expensed as incurred. The Company adopted EITF 97-11 on March 19, 1998.

     Interest expense increased by approximately $10.7 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 due primarily to a higher average debt balance outstanding resulting from the issuance of unsecured debt to fund the acquisition and development of additional properties.

     Amortization of interest rate protection agreements and deferred financing costs decreased by approximately $1.0 million due primarily to the full amortization of the deferred financing costs relating to the Company's 1994 Mortgage Loan which was paid off and retired on January 2, 1998.

     Depreciation and other amortization increased by approximately $12.6 million due primarily to the additional depreciation and amortization related to the properties acquired or developed after June 30, 1997.

     The $2.4 million gain on sales of properties, net of federal income tax, resulted from the sale of seven existing industrial properties and three land parcels. Gross proceeds from these sales were approximately $29.3 million.

     The $2.0 million cumulative effect of change in accounting principle is the result of the write-off of the unamortized balance of organizational costs on the Company's balance sheet due to the early adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), as further discussed later in this Management's Discussion and Analysis.


     COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 TO THREE MONTHS ENDED JUNE 30, 1997

     Rental income and tenant recoveries and other income increased by approximately $38.8 million or 80.0%, due primarily to the properties acquired or developed after June 30, 1997. Rental income and tenant recoveries and other income from properties owned prior to April 1, 1997, increased by approximately $1.2 million or 2.7% due to general rent increases and an increase in tenant recovery income charges due to an increase in property operating expenses as discussed below.

     Interest income on U.S. government securities for 1997 represents interest income earned on U.S. Government securities that were pledged as collateral to legally defease the 1994 Mortgage Loan.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by approximately $11.8 million or 89.3% due primarily to the properties acquired or developed after June 30, 1997. Expenses from properties owned prior to April 1, 1997, increased by approximately $.4 million or 3.5% due to an increase in real estate tax expense, utilities and other expense in the majority of the Company's geographical markets.

     General and administrative expense increased by approximately $2.2 million, of which, approximately $1.4 million is due primarily to the additional expenses associated with managing the Company's growing operations including additional professional fees relating to additional properties owned and additional personnel to manage and expand the Company's business. Approximately $.8 million of the increase is the result of the adoption of EITF 97-11.

     Interest expense increased by approximately $4.3 million for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 due primarily to a higher average debt balance outstanding resulting from the issuance of unsecured debt to fund the acquisition and development of additional properties.

     Amortization of interest rate protection agreements and deferred financing costs decreased by approximately $.6 million due primarily to the full amortization of the deferred financing costs relating to the Company's 1994 Mortgage Loan which was paid off and retired on January 2, 1998.

     Depreciation and other amortization increased by approximately $7.5 million due primarily to the additional depreciation and amortization related to the properties acquired or developed after June 30, 1997.

     The $2.0 million cumulative effect of change in accounting principle is the result of the write-off of the unamortized balance of organizational costs on the Company's balance sheet due to the early adoption of SOP 98-5, as further discussed later in this Management's Discussion and Analysis.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company's unrestricted cash and cash equivalents was approximately $13.1 million and restricted cash was approximately $2.9 million. The restricted cash reserves are required to be set aside under the Company's $40.0 million mortgage loan (the "1995 Mortgage Loan") for payments of security deposit refunds, tenant improvements, capital expenditures, interest, real estate taxes, and insurance. The portion of the cash reserve relating to payments for capital expenditures, interest, real estate taxes, and insurance for properties collateralizing the 1995 Mortgage Loan is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserve relating to security deposit refunds for the tenants occupying the properties collateralizing the 1995 Mortgage Loan is adjusted as tenants turn over.

     Net cash provided by operating activities was approximately $62.6 million for the six months ended June 30, 1998 compared to approximately $38.7 million for the six months ended June 30, 1997. This increase is due primarily to an increase in net operating income (which is defined as total revenues less property related expenses) which is partially offset by an increase in interest expense and general and administrative expense as discussed in "Results of Operations" above.

     Net cash used in investing activities increased to approximately $430.0 million for the six months ended June 30, 1998 from approximately $232.4 million for the six months ended June 30, 1997. This increase is due primarily to an increase in the acquisition of properties, a decrease in the net sales of real estate and a decrease in the funding of mortgage loans receivable.

     Net cash provided by financing activities increased to approximately $367.3 million for the six months ended June 30, 1998 from approximately $198.5 million for the six months ended June 30, 1997 due to the issuance of common stock, preferred stock and senior unsecured borrowings during the six months ended June 30, 1998. These proceeds were partially offset by an increase in dividends and distributions for the six months ended June 30, 1998 due to the issuance of additional common and preferred shares of the Company and First Industrial, L.P. partnership units (the "Units") after June 30, 1997 and an increase in per common share/Unit distributions.

     Funds from operations for the six months ended June 30, 1998 were $63.0 million, as compared to $42.5 million for the six months ended June 30, 1997, as a result of the factors discussed in the analysis of operating results above. Management considers funds from operations to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITs, and it is presented to assist investors in analyzing the performance of the Company. In accordance with the National Association of Real Estate Investment Trusts' definition of funds from operations, the Company calculates funds from operations to be equal to net income, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, excluding amortization of deferred financing costs and interest rate protection agreements, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations do not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends and distributions. Funds from operations should not be considered as a substitute for net income as a measure of results of operations or for cash flow from operating activities calculated in accordance with generally accepted accounting principles as a measure of liquidity. Funds from operations as calculated by the Company may not be comparable to similarly titled, but differently calculated, measures of other REITs.

     The following is a reconciliation of net income to funds from operations:



                                             Six Months Ended Six Months Ended
                                              June 30, 1998    June 30, 1997
                                             ---------------- ----------------
Net Income Available to
  Common Stockholders......................    $  28,648          $   15,832
Adjustments:
Depreciation and Other
  Amortization.............................       29,958              17,613
Extraordinary Items........................          ---              12,563
Cumulative Effect of Change in
  Accounting Principle.....................        1,976                 ---
Minority Interest..........................        4,843               1,950
Gain on Sales of Properties................       (2,376)             (3,999)
Gain on disposition of IRPA................          ---              (1,430)
                                             ---------------- ----------------
  Funds From Operations....................    $  63,049          $   42,529
                                             ================ ================

     The ratio of earnings to fixed charges and preferred stock dividends was
1.64 for the six months ended June 30, 1998 compared to 1.93 for the six months ended June 30, 1997. The decrease is primarily due to additional interest expense and preferred stock dividends incurred during the six months ended June 30, 1998 from additional debt and preferred stock issued to fund property acquisitions and developments, which is partially offset by higher net operating income from property acquisitions as discussed in the "Results of Operations" above.

     Between January 1, 1998 and June 30, 1998, the Company purchased 186 industrial properties and several land parcels, for an aggregate purchase price of approximately $418.4 million, excluding costs incurred in conjunction with the acquisition of the properties.

     Of the 186 existing industrial properties and several land parcels purchased by the Company during the six months ended June 30, 1998, four existing industrial properties were purchased from Western Suburban Industrial Investments Limited Partnership ("Western") in which the sole general partner, having a 5% interest, was Tomasz/Shidler Investment Corporation, of which the sole shareholders were a Director and Director/Officer of the Company who also had a 53% and 32% limited partnership interest in Western, respectively. Further, an additional Director/Officer of the Company was a limited partner in Western having an interest of 2%. The aggregate purchase price for this acquisition totaled approximately $7.9 million, excluding costs incurred in conjunction with the acquisition of the properties.

     During the second quarter of 1998, the Company, through the Operating Partnership, completed an acquisition of a real estate firm for which an officer and an employee of the Company owned a 77.5% interest. Gross proceeds to the real estate firm totaled approximately $2.3 million.

     During the six months ended June 30, 1998, the Company sold seven existing industrial properties and three land parcels. Gross proceeds from these sales were approximately $29.3 million. The gain on sales of real estate was approximately $2.4 million, net of federal income taxes.

     The Company has committed to the construction of 17 development projects totaling approximately 2.1 million square feet of GLA. The estimated total construction costs are approximately $75.5 million. These developments are expected to be funded with cash flow from operations as well as borrowings under the Company's $300 million unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility").

     From July 1, 1998 to August 5, 1998, the Company acquired five industrial properties. The aggregate purchase price for these acquisitions totaled approximately $22.4 million, excluding costs incurred in conjunction with the acquisition of the properties.

     On March 31, 1998, the Company, through the Operating Partnership, issued $100 million of Dealer remarketable securities which mature on April 5, 2011 and bear a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. Interest is paid semi-annually in arrears on April 5 and October 5. The 2011 Drs. are callable (the "Call Option"), at the option of J.P. Morgan Securities, Inc., as Remarketing Dealer (the "Remarketing Dealer"), on April 5, 2001 (the "Remarketing Date"). The Company received approximately $2.8 million of proceeds from the Remarketing Dealer as consideration for the Call Option. The Company will amortize these proceeds over the life of the Call Option as an adjustment to interest expense. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based upon a predetermined formula as disclosed in the related Prospectus Supplement. If the Remarketing Dealer elects not to remarket the 2011 Drs., then the Operating Partnership will be required to repurchase, on the Remarketing Date, any 2011 Drs. that have not been purchased by the Remarketing Dealer at 100% of the principal amount thereof, plus accrued and unpaid interest, if any. The Company also settled an interest rate protection agreement which was used to fix the interest rate on the 2011 Drs. prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Drs. as an adjustment to interest expense. The 2011 Drs. contain certain covenants including limitations on incurrence of debt and debt service coverage.

     On April 16, 1998, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $2.5 million (the "Acquisition Mortgage Loan IV"). The Acquisition Mortgage Loan IV is collateralized by one property in Baltimore, Maryland, bears interest at a fixed rate of 8.95% and provides for monthly principle and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan IV matures October 1, 2006. The Acquisition Mortgage Loan IV may be prepaid only after October 1, 2001 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

     On July 14, 1998, the Company through the Operating Partnership, issued $200 million of senior unsecured debt which matures on July 15, 2028 and bears a coupon interest rate of 7.60% (the "2028 Notes"). The issue price of the 2028 Notes was 99.882%. Interest is paid semi-annually in arrears on January 15 and July 15. The Company also settled interest rate protection agreements, in the notional amount of $150 million, which were used to fix the interest rate on the 2028 Notes prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2028 Notes as an adjustment to the interest expense. The 2028 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

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

     On April 23, 1998, the Company issued, in a private placement, 1,112,644 shares of $.01 par value Common Stock (the "April 1998 Equity Offering"). The price per share in the April 1998 Equity Offering was $32.625, resulting in gross offering proceeds of $36.3 million. Proceeds to the Company, net of purchaser's discount and total offering expenses, were approximately $34.1 million.

     During the six months ended June 30, 1998, the Company awarded 51,850 shares of restricted Common Stock to certain employees and 1,179 shares of restricted Common Stock to certain Directors. Another employee of the Company converted certain employee stock options to 6,123 shares of restricted Common Stock. These shares of restricted Common Stock had a fair value of $2.1 million on the date of grant. The restricted Common Stock vests over a period from five to ten years. Compensation expense will be charged to earnings over the respective vesting period.

     On January 2, 1998, the Company granted 4,370,000 non-qualified employee stock options. These stock options vest over three years based upon certain performance measures. The stock options have a strike price of $35.8125 per share and expire ten years from the date of grant.

     On May 14, 1998, the Company granted 899,000 non-qualified employee stock options. These stock-options vest over one year and have a strike price of $31.13 per share. These stock options expire between seven and ten years from the date of grant.

     On January 20, 1998, the Company and the Operating Partnership paid a fourth quarter 1997 distribution of $.53 per common share/Unit, totaling approximately $22.0 million. On April 20, 1998, the Company and Operating Partnership paid a first quarter 1998 distribution of $.53 per common share/Unit, totaling approximately $22.5 million. On July 20, 1998, the Company and the Operating Partnership paid a second quarter 1998 distribution of $.53 per common share/Unit, totaling approximately $23.6 million.

     On March 31, 1998, the Company paid first quarter preferred stock dividends of $.59375 per share on its 9.5% Series A Cumulative Preferred Stock, $54.688 per share (equivalent to $.54688 per Depositary Share) on its 8.75% Series B Cumulative Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its 8.63% Series C Cumulative Preferred Stock and a period prorated first quarter preferred stock dividend of $30.365 per share (equivalent to $.30365 per Depositary Share) on its 7.95% Series D Cumulative Preferred Stock. The preferred stock dividends paid on March 31, 1998 totaled, in the aggregate, approximately $5.8 million. On March 31, 1998, the Company accrued a first quarter period prorated preferred stock dividend of $7.13194 per share (equivalent to $.0713194 per Depositary Share), totaling $.2 million, on its 7.90% Series E Cumulative Preferred Stock.

     On June 30, 1998, the Company paid second quarter preferred stock dividends of $.59375 per share on its 9.5% Series A Cumulative Preferred Stock, $54.688 per share (equivalent to $.54688 per Depositary Share) on its 8.75% Series B Cumulative Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its 8.63% Series C Cumulative Preferred Stock and $49.687 per share (equivalent to $.49687 per Depositary Share) on its 7.95% Series D Cumulative Preferred Stock and a period prorated first quarter dividend and a second quarter dividend totaling $56.5069 per share (equivalent to $.565069 per Depositary Share) on its 7.90% Series E Cumulative Preferred Stock. The preferred stock dividends paid on June 30, 1998 totaled, in the aggregate, approximately $8.4 million.

     In the second quarter of 1998, the Company, through the Operating Partnership, entered into a non-binding letter of intent with an institutional investor to create a joint venture that would invest in industrial properties. The venture is subject, among other contingencies, to due diligence and the negotiation of definitive documentation. There can be no assurance that such venture will be created, or if created, will be successful.

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

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. On June 30, 1998, the Company had registered under the Securities Act of 1933, as amended (the "Securities Act"), approximately $589.2 million of common stock, preferred stock and depositary shares and $300.0 million of debt securities. As of August 5, 1998, $589.2 million of common stock, preferred stock and depositary shares and $100.0 million of debt securities remained registered under the Securities Act and were unissued. The Company may finance the development or acquisition of additional properties through borrowings under the 1997 Unsecured Acquisition Facility. At June 30, 1998, borrowings under the 1997 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 6.51%. As of August 5, 1998, the Company had approximately $231.9 million available in additional borrowings under the 1997 Unsecured Acquisition Facility. Along with the Company's current strategy of meeting long-term liquidity requirements through the issuance, from time to time, of long-term secured and unsecured indebtedness and additional equity securities, the Company is actively considering joint ventures with various institutional partners and the disposition of select assets as additional financing strategies.


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

     In March 1998, the FASB's Emerging Issues Task Force (the "Task Force") issued Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11, effective March 19, 1998, requires that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property should be expensed as incurred. The Task Force concluded that a property is considered operating if, at the date of acquisition, major construction activity is substantially completed on the property and (a) it is held available for occupancy upon completion of tenant improvements by the acquirer or (b) it is already income producing. The Company adopted EITF 97-11 as of March 19, 1998. Prior to March 19, 1998, the Company capitalized internal costs of preacquisition activities incurred in connection with the acquisition of operating properties. The Company estimates that the adoption of EITF 97-11 will result in a cumulative increase of approximately $2.5 million to $3.0 million in the amount of general and administrative expense reflected in the Company's consolidated statement of operations in 1998.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the net unamortized balance of all start up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed. In the second quarter of 1998, the Company reported a cumulative effect of a change in accounting principle in the amount of approximately $2.0 million to reflect the write-off of the unamortized balance of organizational costs on the Company's balance sheet.

     During the second quarter of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.

                           PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS
     None.

ITEM 2. CHANGES IN SECURITIES

     On April 23, 1998, the Company issued, in a private placement, 1,112,644 shares of $.01 par value Common Stock (the "April 1998 Equity Offering") to Merrill Lynch, Pierce, Fenner & Smith Incorporated. The price per share in the April 1998 Equity Offering was $32.625, resulting in gross offering proceeds of $36.3 million. Proceeds to the Company, net of purchaser's discount and total offering expenses, were approximately $34.1 million.

     All of the shares issued in the April 1998 Equity Offering were issued in reliance on Section 4 (2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. No underwriter was used in connection with such issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A

Exhibit No.    Description

   4.1 Supplemental Indenture No.5, dated as of July 14, 1998, between the Operating Partnership and the U.S. Bank Trust National Association, relating to the Operating Partnership's 7.60% Notes due July 15, 2008 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

   10.1 Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (the "L.P. Agreement"), dated March 18, 1998 (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

10.2  *    Fourth Amendment to the L.P. Agreement dated June 24, 1998

10.3  *    Fifth Amendment to the L.P. Agreement dated July 16, 1998

27.1  *    Financial Data Schedule for the Six Months Ended June 30, 1998

27.2  *    Financial Data Schedule for the Six Months Ended June 30, 1997
           (Restated)

      *    Filed herewith.

Reports on Form 8-K and Form 8-K/A:

      Report on Form 8-K dated April 6, 1998, filed April 20, 1998, as amended by the report on Form 8-K/A No. 1 filed June 16, 1998, relating to the acquisition of 167 properties and seven land parcels for future development. The reports include Combined Historical Statements of

      Revenues and Certain Expenses for the acquired and to be acquired properties and Pro Forma Balance Sheet and Pro Forma Statements of Operations for the Company.

      Report on Form 8-K dated April 24, 1998, filed April 27, 1998, and the report on Form 8-K filed May 5, 1998, each relating to the Company's offering of 1,112,644 shares of common stock, par value $.01 per share.

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



                                      FIRST INDUSTRIAL REALTY TRUST, INC.



Date: August 13, 1998                 By: /s/ Michael J. Havala
                                      -----------------------------------------
                                      Michael J. Havala
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                       Officer)

                                 EXHIBIT INDEX

Exhibit No.    Description

 4.1 Supplemental Indenture No.5, dated as of July 14, 1998, between the Operating Partnership and the U.S. Bank Trust National Association, relating to the Operating Partnership's 7.60% Notes due July 15, 2008 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

10.1 Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (the "L.P. Agreement"), dated March 18, 1998 (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

10.2*          Fourth Amendment to the L.P. Agreement dated June 24, 1998

10.3*          Fifth Amendment to the L.P. Agreement dated July 16, 1998

27.1*          Financial Data Schedule for the Six Months Ended June 30, 1998

27.2*          Financial Data Schedule for the Six Months Ended June 30, 1997
               (Restated)

    *          Filed herewith.