Form 10-Q/A
period 1998-06-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 1998-11-12
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                          AMENDMENT NO. 1 TO FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1998

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          ___________________________


                         Commission File Number 1-13102

                          ___________________________

                      FIRST INDUSTRIAL REALTY TRUST, INC.

             (Exact name of Registrant as specified in its Charter)



           MARYLAND                                     36-3935116
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


            311 S. WACKER DRIVE, SUITE 4000, CHICAGO, ILLINOIS 60606
                   (Registrant's address, including Zip Code)

                                 (312) 344-4300

              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes /X/     No

Number of shares of Common Stock, $.01 par value, outstanding as of November 6, 1998: 37,928,836.

EXPLANATORY NOTE:

     The Registrant hereby amends the disclosure contained in Part II of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998 to add Item 4 thereto and the information required thereunder. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Part II, Item 4, as amended, follows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 14, 1998, First Industrial Realty Trust, Inc. (the "Company") held its Annual Meeting of Stockholders.

     At the meeting, three Class I directors of the Company were elected to serve until the 2001 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The votes cast for each director were as follows:

For election of John L. Lesher
        Votes for:                              29,169,242
        Votes withheld:                          2,609,396
For election of Jay H. Shidler
        Votes for:                              29,150,452
        Votes withheld:                          2,628,186
For election of J. Steven Wilson
        Votes for:                              29,170,092
        Votes withheld:                          2,608,546

     In addition, the appointment of PricewaterhouseCoopers LLP, as independent auditors of the Company for the fiscal year ending December 31, 1998 was ratified at the meeting with 31,724,619 shares voting in favor, 11,974 shares voting against and 42,045 shares abstaining.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     FIRST INDUSTRIAL REALTY TRUST, INC.


Date:  November 12, 1998             By:/s/ Michael J. Havala
                                        ----------------------------
                                        Michael J. Havala
                                        Chief Financial Officer
                                        (Principal Financial and
                                         Accounting Officer)