Form 10-Q
period 1998-09-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 1998-11-13
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, $.01 par value, outstanding as of November 6, 1998: 37,928,836

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                                    FORM 10-Q
             FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998

                                      INDEX


                                                                                                              PAGE
                                                                                                              ----
PART I:  FINANCIAL INFORMATION

   Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997..................        2

          Consolidated Statements of Operations for the Nine Months Ended September 30,
          1998 and September 30, 1997 ................................................................        3

          Consolidated Statements of Operations for the Three Months Ended September 30,
          1998 and September 30, 1997 ................................................................        4

          Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
          1998 and September 30, 1997 ................................................................        5

          Notes to Consolidated Financial Statements..................................................        6-16


   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....        17-28


PART II:  OTHER INFORMATION

   Item 1.   Legal Proceedings........................................................................        29
   Item 2.   Changes in Securities....................................................................        29
   Item 3.   Defaults Upon Senior Securities..........................................................        29
   Item 4.   Submission of Matters to a Vote of Security Holders......................................        29
   Item 5.   Other Information........................................................................        29
   Item 6.   Exhibits and Reports on Form 8-K and 8-K/A...............................................        29


SIGNATURE.............................................................................................        31


EXHIBIT INDEX.........................................................................................        32

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       FIRST INDUSTRIAL REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                                     September 30,   December 31,
                                                                                         1998           1997
                                                                                     -------------  ------------
                                                       ASSETS
Assets:
   Investment in Real Estate:
     Land ........................................................................   $   408,951    $   299,020
     Buildings and Improvements ..................................................     2,159,667      1,663,731
     Furniture, Fixtures and Equipment ...........................................         1,437          1,437
     Construction in Progress ....................................................        22,777         30,158
     Less: Accumulated Depreciation ..............................................      (161,423)      (121,030)
                                                                                     -----------    -----------
          Net Investment in Real Estate ..........................................     2,431,409      1,873,316

   Cash and Cash Equivalents .....................................................         5,612         13,222
   Restricted Cash ...............................................................         5,254        313,060
   Tenant Accounts Receivable, Net ...............................................        10,480          6,280
   Deferred Rent Receivable ......................................................        13,005         10,144
   Deferred Financing Costs, Net .................................................        12,279          8,594
   Prepaid Expenses and Other Assets, Net ........................................        85,217         47,547
                                                                                     -----------    -----------
          Total Assets ...........................................................   $ 2,563,256    $ 2,272,163
                                                                                     ===========    ===========



                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage Loans Payable, Net ...................................................   $   107,676    $   101,198
   Defeased Mortgage Loan Payable ................................................          --          300,000
   Senior Unsecured Debt, Net ....................................................       948,572        648,994
   Acquisition Facility Payable ..................................................       128,800        129,400
   Accounts Payable and Accrued Expenses .........................................        68,390         50,373
   Rents Received in Advance and Security Deposits ...............................        19,820         14,104
   Dividends/Distributions Payable ...............................................        23,735         22,010
                                                                                     -----------    -----------
                Total Liabilities ................................................     1,296,993      1,266,079
                                                                                     -----------    -----------


   Minority Interest .............................................................       191,682        151,494
   Commitments and Contingencies .................................................          --             --
   Stockholders' Equity:
     Preferred Stock ($01 par value, 10,000,000 shares authorized,
      1,650,000, 40,000, 20,000, 50,000 and 30,000 shares of Series A, B,
      C, D and E Cumulative Preferred Stock, respectively, issued and outstanding at September 30, 1998 having a liquidating preference of
      $25 per share ($41,250), $2,500 per share ($100,000), $2,500 per share ($50,000), $2,500 per share ($125,000) and $2,500 per share
      ($75,000), respectively; and 1,650,000, 40,000 and 20,000 shares of
      Series A, B and C Cumulative Preferred Stock, respectively, issued and outstanding at December 31, 1997 having a liquidation preference of $25 per share ($41,250), $2,500 per share ($100,000) and $2,500 per
      share ($50,000), respectively) .............................................            18             17
   Common Stock ($01 par value, 100,000,000 shares authorized; 37,922,954 and
      36,433,859 shares issued and outstanding at September 30, 1998 and
      December 31, 1997, respectively) ...........................................           379            364
   Additional Paid-in-Capital ....................................................     1,171,675        934,622
   Distributions in Excess of Accumulated Earnings ...............................       (92,726)       (76,996)
   Unamortized Value of Restricted Stock Grants ..................................        (4,765)        (3,417)
                                                                                     -----------    -----------
                  Total Stockholders' Equity .....................................     1,074,581        854,590
                                                                                     -----------    -----------
                  Total Liabilities and Stockholders' Equity .....................   $ 2,563,256    $ 2,272,163
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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                     Nine Months          Nine Months
                                                                                        Ended                 Ended
                                                                                    September 30,         September 30,
                                                                                        1998                  1977
                                                                                    -------------       ---------------
Revenues:
   Rental Income .................................................................   $ 206,583           $ 115,530
   Tenant Recoveries and Other Income ............................................      49,275              31,117
   Interest Income on US Government Securities ...................................        --                 8,521
                                                                                     ---------           ---------
                Total Revenues ...................................................     255,858             155,168
                                                                                     ---------           ---------

Expenses:
   Real Estate Taxes .............................................................      40,528              24,192
   Repairs and Maintenance .......................................................      11,115               6,134
   Property Management ...........................................................      10,006               5,075
   Utilities .....................................................................       7,084               4,095
   Insurance .....................................................................         693                 389
   Other .........................................................................       4,280               1,209
   General and Administrative ....................................................       9,824               4,264
   Interest ......................................................................      51,593              34,788
   Amortization of Interest Rate Protection Agreements and Deferred
     Financing  Costs ............................................................         659               2,093
   Depreciation and Other Amortization ...........................................      46,969              27,468
                                                                                     ---------           ---------
                 Total Expenses ..................................................     182,751             109,707
                                                                                     ---------           ---------

   Income from Operations Before Income Allocated to Minority
      Interest and Disposition of Interest Rate Protection
      Agreements .................................................................      73,107              45,461
   Income Allocated to Minority Interest .........................................      (7,656)             (3,502)
   Disposition of Interest Rate Protection Agreements ............................        --                 1,430
                                                                                     ---------           ---------
   Income from Operations ........................................................      65,451              43,389
   Gain on Sales of Real Estate, Net .............................................       3,069               4,186
                                                                                     ---------           ---------
   Income Before Extraordinary Loss and Cumulative Effect of Change in
      Accounting Principle .......................................................      68,520              47,575
   Extraordinary Loss ............................................................        --               (12,563)
   Cumulative Effect of Change in Accounting Principle ...........................      (1,976)               --
                                                                                     ---------           ---------
   Net Income ....................................................................      66,544              35,012
   Less:  Preferred Stock Dividends ..............................................     (22,399)             (7,610)
                                                                                     ---------           ---------
   Net Income Available to Common Stockholders ...................................   $  44,145           $  27,402
                                                                                     =========           =========

   Net Income Available to Common Stockholders Before Extraordinary Loss and
      Cumulative Effect of Change in Accounting Principle per Weighted Average
      Common Share Outstanding:
         Basic ...................................................................   $    1.24           $    1.33
                                                                                     =========           =========
         Diluted .................................................................   $    1.23           $    1.31
                                                                                     =========           =========


   Net Income Available to Common Stockholders Per Weighted Average Common
      Share Outstanding:
         Basic ...................................................................   $    1.18           $     .91
                                                                                     =========           =========
         Diluted .................................................................   $    1.18           $     .90
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

                     FIRST INDUSTRIAL REALTY TRUST, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)



                                                                                               Three Months        Three Months
                                                                                                   Ended              Ended
                                                                                            September 30, 1998  September 30, 1997
                                                                                            ------------------  ------------------
Revenues:
  Rental Income....................................................................          $       74,456       $     40,821
  Tenant Recoveries and Other Income...............................................                  17,883             11,192
  Interest Income on U.S. Government Securities....................................                    ---               4,364
                                                                                            ------------------  ------------------
        Total Revenues.............................................................                  92,339             56,377
                                                                                            ------------------  ------------------
Expenses:
  Real Estate Taxes................................................................                  14,607              8,545
  Repairs and Maintenance..........................................................                   3,894              1,848
  Property Management..............................................................                   3,582              1,556
  Utilities........................................................................                   2,601              1,270
  Insurance........................................................................                     241                113
  Other............................................................................                   1,582                355
  General and Administrative.......................................................                   3,525              1,574
  Interest.........................................................................                  19,580             13,467
  Amortization of Interest Rate Protection Agreements and Deferred
   Financing Costs.................................................................                     258                713
  Depreciation and Other Amortization..............................................                  16,641              9,756
                                                                                            ------------------  ------------------
        Total Expenses.............................................................                  66,511             39,197
                                                                                            ------------------  ------------------
Income from Operations Before Income Allocated to Minority Interest ...............                  25,828             17,180
Income Allocated to Minority Interest..............................................                  (2,813)            (1,552)
                                                                                            ------------------  ------------------
Income from Operations.............................................................                  23,015             15,628
Gain on Sales of Real Estate, Net..................................................                     693                187
                                                                                            ------------------  ------------------
Net Income.........................................................................                  23,708             15,815
Less: Preferred Stock Dividends....................................................                  (8,211)            (4,245)
                                                                                            ------------------  ------------------
Net Income Available to Common Stockholders........................................          $       15,497       $     11,570
                                                                                            ==================  ==================
Net Income Available to Common Stockholders Per Weighted Average Common
 Share Outstanding:
      Basic........................................................................          $          .41       $        .38
                                                                                            ==================  ==================
      Diluted......................................................................          $          .41       $        .38
                                                                                            ==================  ==================









   The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                          Nine Months Ended       Nine Months Ended
                                                                         September 30, 1998      September 30, 1997
                                                                         ------------------      ------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income ....................................................        $  66,544              $  35,012
      Income Allocated to Minority Interest .........................            7,656                  3,502
                                                                             ---------              ---------
      Income Before Minority Interest ...............................           74,200                 38,514
      Adjustments to Reconcile Net Income to Net Cash Provided
      by Operating Activities:
        Depreciation ................................................           42,238                 24,461
        Amortization of Interest Rate Protection Agreements and
          Deferred Financing Costs ..................................              659                  2,093
        Other Amortization ..........................................            5,194                  2,893
        Disposition of Interest Rate Protection Agreements ..........             --                   (1,430)
        Gain on Sales of Real Estate, Net ...........................           (3,069)                (4,186)
        Cumulative Effect of Change in Accounting Principle .........            1,976                   --
        Extraordinary Loss ..........................................             --                   12,563
        Provision for Bad Debts .....................................              550                    150
        Increase in Tenant Accounts Receivable and Prepaid
          Expenses and Other Assets .................................          (36,903)               (20,495)
        Increase in Deferred Rent Receivable ........................           (3,033)                (1,582)
        Increase in Accounts Payable and Accrued Expenses and
          Rents Received in Advance and Security Deposits ...........           23,800                 11,716
        Increase in Organization Costs ..............................             (396)                   (62)
        Decrease in Restricted Cash .................................            3,677                  3,243
                                                                             ---------              ---------
                Net Cash Provided by Operating Activities ...........          108,893                 67,878
                                                                             ---------              ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases and Additions to Investment in Real Estate and
          Closing Costs of Sales of Real Estate .....................         (573,697)              (313,540)
        Proceeds from Sales of Investment in Real Estate ............           35,780                 23,411
        Repayment of Mortgage Loans Receivable ......................            1,075                  3,865
        Funding of Mortgage Loans Receivable ........................             --                  (18,552)
        (Increase) Decrease in Restricted Cash ......................           (1,871)                 1,831
                                                                             ---------              ---------
                Net Cash Used in Investing Activities ...............         (538,713)              (302,985)
                                                                             ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Sale of Common Stock ...............................           36,300                 20,000
   Common Stock Underwriting Discounts/Offering Costs ...............           (3,159)                (1,688)
   Proceeds from Exercise of Employee Stock Options .................            2,430                  1,711
   Proceeds from Sale of Preferred Stock ............................          200,000                150,000
   Preferred Stock Offering Costs ...................................           (7,300)                (5,263)
   Repayments on Mortgage Loans Payable .............................         (301,437)                  (793)
   Repayment of Promissory Notes Payable ............................             --                   (9,919)
   Proceeds from Acquisition Facilities Payable .....................          505,000                280,400
   Repayments on Acquisition Facilities Payable .....................         (505,600)              (192,200)
   Proceeds from Senior Unsecured Debt ..............................          299,517                349,150
   Proceeds from Defeasance Loan ....................................             --                  309,800
   Repayment of Defeasance Loan .....................................             --                 (309,800)
   Other Proceeds from Senior Unsecured Debt ........................            2,760                  2,246
   Other Costs of Senior Unsecured Debt .............................          (11,890)                  --
   Purchase of Interest Rate Protection Agreements ..................             --                     (150)
   Proceeds from Sale of Interest Rate Protection Agreements ........             --                    9,950
   Purchase of US Government Securities .............................             --                 (300,000)
   Decrease (Increase) in Restricted Cash ...........................          306,000                 (6,000)
   Dividends/Distributions ..........................................          (68,057)               (50,404)
   Preferred Stock Dividends ........................................          (22,399)                (7,610)
   Debt Issuance Costs and Prepayment Fees ..........................           (9,955)                (8,098)
                                                                             ---------              ---------
              Net Cash Provided by Financing Activities .............          422,210                231,332
                                                                             ---------              ---------
Net Decrease in Cash and Cash Equivalents ...........................           (7,610)                (3,775)
Cash and Cash Equivalents, Beginning of Period ......................           13,222                  7,646
                                                                             ---------              ---------
Cash and Cash Equivalents, End of Period ............................        $   5,612              $   3,871
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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

1.     ORGANIZATION AND FORMATION OF COMPANY

       First Industrial Realty Trust, Inc. (the "Company") was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 84.1% ownership interest at September 30, 1998. As of September 30, 1998, the Company owned 1,000 in-service properties located in 25 states, containing an aggregate of approximately 69.9 million square feet of gross leasable area ("GLA"). Of the 1,000 properties owned by the Company, 854 are held by the Operating Partnership, 101 are held by limited partnerships in which the Operating Partnership is the 99% limited partner and wholly owned subsidiaries of the REIT are the 1% general partners and 45 are held by limited liability companies of which the Operating Partnership is the sole member. Minority interest in the Company at September 30, 1998 represents the approximate 15.9% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

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

       In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1998, the results of its operations for each of the nine months and three months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997.


Tenant Accounts Receivable, Net:

       The Company provides an allowance for doubtful accounts against the portion of tenants accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $2,000 and $1,450 as of September 30, 1998 and December 31, 1997, respectively.

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

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will disclose this information in its 1998 Form 10-K.

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

3. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE

Mortgage Loans, Net:

       On April 16, 1998, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of $2,525 (the "Acquisition Mortgage Loan IV"). The Acquisition Mortgage Loan IV is collateralized by one property in Baltimore, Maryland, bears interest at a fixed rate of 8.95% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan IV matures on October 1, 2006. The Acquisition Mortgage Loan IV may be prepaid only after October 2001 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

       On July 16, 1998, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of $2,566 (the "Acquisition Mortgage Loan V"). The Acquisition Mortgage Loan V is collateralized by one property in Tampa, Florida, bears interest at a fixed rate of 9.01% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan V matures on September 1, 2006. The Acquisition Mortgage Loan V may be prepaid only after August 2002 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

       On August 31, 1998, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of $965 (the "Acquisition Mortgage Loan VI"). The Acquisition Mortgage Loan VI is collateralized by one property in Portland, Oregon, bears interest at a fixed rate of 8.875% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan VI matures on November 1, 2006. The Acquisition Mortgage Loan VI may be prepaid only after September 2001 in exchange for a 3% prepayment fee.

       On August 31,1998, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of $1,367 (the "Acquisition Mortgage Loan VII"). The Acquisition Mortgage Loan VII is collateralized by one property in Milwaukie, Oregon, bears interest at a fixed rate of 9.75% and provides for monthly principal and interest payments based on a 25-year amortization schedule. The Acquisition Mortgage Loan VII matures on March 15, 2002. The Acquisition Mortgage Loan VII may be prepaid only after December 2001.

Senior Unsecured Debt, Net:

       On March 31, 1998, the Company, through the Operating Partnership, issued $100,000 of Dealer remarketable securities which mature on April 5, 2011 and bear a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. Interest is paid semi-annually in arrears on April 5 and October 5. The 2011 Drs. are callable (the "Call Option"), at the option of J.P. Morgan Securities, Inc., as Remarketing Dealer (the "Remarketing Dealer"), on April 5, 2001 (the "Remarketing Date"). The Company received approximately $2,760 of proceeds from the Remarketing Dealer as consideration for the Call Option. The Company will amortize these proceeds over the life of the Call Option as an adjustment to interest expense. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based upon a predetermined formula as disclosed in the related Prospectus

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

3. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

Supplement. If the Remarketing Dealer elects not to remarket the 2011 Drs., then the Operating Partnership will be required to repurchase, on the Remarketing Date, any 2011 Drs. that have not been purchased by the Remarketing Dealer at 100% of the principal amount thereof, plus accrued and unpaid interest, if any. The Company also settled an interest rate protection agreement, in the notional amount of $100,000, which was used to fix the interest rate on the 2011 Drs. prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Drs. as an adjustment to interest expense. The 2011 Drs. contain certain covenants including limitations on incurrence of debt and debt service coverage.

       On July 14, 1998, the Company, through the Operating Partnership, issued $200,000 of senior unsecured debt which matures on July 15, 2028 and bears a coupon interest rate of 7.60% (the "2028 Notes"). The issue price of the 2028 Notes was 99.882%. Interest is paid semi-annually in arrears on January 15 and July 15. The Company also settled interest rate protection agreements, in the notional amount of $150,000, which were used to fix the interest rate on the 2028 Notes prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2028 Notes as an adjustment to the interest expense. The 2028 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage. Approximately $50,000 of the 2028 Notes was purchased, through a broker/dealer, by an entity in which a Director of the Company owns greater than a ten percent interest.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

3. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

       The following table discloses certain information regarding the Company's mortgage loans, senior unsecured debt and acquisition facility payable:


                                                                                                            INTEREST
                                               OUTSTANDING BALANCE AT     ACCRUED INTEREST PAYABLE AT       RATE AT
                                            ---------------------------   ----------------------------    ------------
                                            SEPTEMBER 30,  DECEMBER 31,   SEPTEMBER 30,    DECEMBER 31,   SEPTEMBER 30,   MATURITY
                                               1998          1997             1998            1997            1998          DATE
                                            ------------  -------------   -------------   ------------    ------------   ---------
MORTGAGE LOANS PAYABLE, NET
1995 Mortgage Loan .....................     $ 39,681     $ 40,000            $    159   $    168             7.220%      1/11/26
CIGNA Loan .............................       35,372       35,813                --         --               7.500%      4/01/03
Assumed Loans ..........................        8,736        8,950                --         --               9.250%      1/01/13
LB Mortgage Loan II ....................          705          705                --         --               8.000%           (1)
Acquisition Mortgage Loan I ............        3,929        4,135                --           29             8.500%      8/01/08
Acquisition Mortgage Loan II ...........        7,871        7,997                  51         52             7.750%      4/01/06
Acquisition Mortgage Loan III ..........        3,514        3,598                  26         27             8.875%      6/01/03
Acquisition Mortgage Loan IV ...........        2,502         --                    19       --               8.950%     10/01/06
Acquisition Mortgage Loan V ............        2,870(2)      --                    19       --               9.010%      9/01/06
Acquisition Mortgage Loan VI ...........        1,031(2)      --                     7       --               8.875%     11/01/06
Acquisition Mortgage Loan VII ..........        1,465(2)      --                    11       --               9.750%      3/15/02
                                             --------     --------            --------   --------
Total ..................................     $107,676     $101,198            $    292   $    276
                                             ========     ========            ========   ========
DEFEASED MORTGAGE LOAN
1994 Mortgage Loan .....................     $   --       $300,000            $   --     $  1,831                (3)           (3)
                                             ========     ========            ========   ========

SENIOR UNSECURED DEBT, NET
2005 Notes .............................     $ 50,000     $ 50,000            $  1,246   $    393             6.900%     11/21/05
2006 Notes .............................      150,000      150,000               3,500        671             7.000%     12/01/06
2007 Notes .............................      149,954(4)   149,951               4,307      1,457             7.600%      5/15/07
2011 Notes .............................       99,412(4)    99,377               2,786        942             7.375%      5/15/11(5)
2017 Notes .............................       99,816(4)    99,809               2,500        479             7.500%     12/01/17
2027 Notes .............................       99,861(4)    99,857               2,701        914             7.150%      5/15/27(6)
2028 Notes .............................      199,766(4)      --                 3,251       --               7.600%      7/15/28
2011 Drs ...............................       99,763(4)      --                 3,250       --               6.500%(8)   4/05/11(7)
                                             --------     --------            --------   --------
Total ..................................     $948,572     $648,994            $ 23,541   $  4,856
                                             ========     ========            ========   ========

ACQUISITION FACILITY PAYABLE
1997 Unsecured Acquisition Facility ....     $128,800     $129,400            $    579   $    297             6.493%      4/30/01
                                             ========     ========            ========   ========

(1) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(2) The Acquisition Mortgage Loan V, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $307, $68 and $100, respectively.
(3)  The 1994 Defeased Mortgage Loan was paid off and retired on January 2,
     1998.
(4) The 2007 Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $46, $588, $184, $139, $234 and $237, respectively.
(5) The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004.
(6) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(7) The 2011 Drs. are required to be redeemed by the Operating Partnership on April 5, 2001 if the Remarketing Dealer elects not to remarket the 2011 Drs.
(8) The 2011 Drs. bear interest at an annual rate of 6.50% to the Remarketing Date. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based on a predetermined formula as disclosed in the related Prospectus Supplement.

     The following is a schedule of the stated maturities of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                                                          Amount
                                                       ----------
                                    1998               $      538
                                    1999                    2,162
                                    2000                    2,342
                                    2001                  131,336
                                    2002                    3,970
                                    Thereafter          1,044,948
                                                       ==========
                                    Total              $1,185,296
                                                       ==========

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

3. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

       The maturity date of the LB Mortgage Loan II is based on a contingent event. As a result, this loan is not included in the preceding table.

       The Company, through the Operating Partnership, from time to time, enters into interest rate protection agreements which are used to lock into a fixed interest rate on anticipated offerings of senior unsecured debt. At September 30, 1998, the following interest rate protection agreement was outstanding:


         Notional            Origination                                                      Settlement
          Amount                 Date            Interest Rate      Valuation Basis              Date
     -----------------    -------------------    ---------------    -----------------    ----------------------
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

Common Stock:

       On April 23, 1998, the Company issued, in a private placement, 1,112,644 shares of $.01 par value Common Stock (the "April 1998 Equity Offering"). The price per share in the April 1998 Equity Offering was $32.625, resulting in gross offering proceeds of $36,300. Proceeds to the Company, net of purchaser's discount and total offering expenses, were approximately $34,100.

Restricted Stock:

       During the nine months ended September 30, 1998, the Company awarded 51,850 shares of restricted Common Stock to certain employees and 1,887 shares of restricted Common Stock to certain Directors. Other employees of the Company converted certain employee stock options to 13,602 shares of restricted Common Stock. These shares of restricted Common Stock had a fair value of $2,324 on the date of grant. The restricted Common Stock vests over a period from five to ten years. Compensation expense will be charged to earnings over the respective vesting period.

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

Dividends/Distributions:

     The following table summarizes dividends/distributions for the nine months ended September 30, 1998:


COMMON STOCK/OPERATING PARTNERSHIP UNITS
                                                                     Dividend/Distribution              Total
                           Record Date          Payable Date            per Share/Unit          Dividend/Distribution
                        ------------------    ----------------       ---------------------      ---------------------
Fourth Quarter 1997     December 31, 1997     January 20, 1998         $    .53000                 $ 22,010
First Quarter 1998      March 31, 1998        April 20, 1998           $    .53000                 $ 22,492
Second Quarter 1998     June 30, 1998         July 20, 1998            $    .53000                 $ 23,553
Third Quarter 1998      September 30, 1998    October 19, 1998         $    .53000                 $ 23,735

SERIES A PREFERRED STOCK
                                                                            Dividend                    Total
                          Record Date            Payable Date               per Share                   Dividend
                        ------------------    ------------------     -----------------------    ---------------------
First Quarter 1998      March 13, 1998        March 31, 1998           $    .59375                 $    980
Second Quarter 1998     June 15, 1998         June 30, 1998            $    .59375                 $    980
Third Quarter 1998      September 15, 1998    September 30, 1998       $    .59375                 $    980

SERIES B PREFERRED STOCK
                                                                           Dividend                    Total
                          Record Date            Payable Date               per Share                   Dividend
                        ------------------    ------------------     -----------------------    ---------------------
First Quarter 1998      March 13, 1998        March 31, 1998           $  54.68750                 $  2,188
Second Quarter 1998     June 15, 1998         June 30, 1998            $  54.68750                 $  2,188
Third Quarter 1998      September 15,1998     September 30, 1998       $  54.68750                 $  2,188


                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

4.       STOCKHOLDERS' EQUITY, CONTINUED

SERIES C PREFERRED STOCK
                                                                            Dividend                   Total
                          Record Date           Payable Date               per Share                   Dividend
                        -----------------     ------------------     -----------------------    ---------------------
First Quarter 1998      March 13, 1998        March 31, 1998            $  53.90600                 $  1,078
Second Quarter 1998     June 15, 1998         June 30, 1998             $  53.90600                 $  1,078
Third Quarter 1998      September 15, 1998    September 30, 1998        $  53.90600                 $  1,078

SERIES D PREFERRED STOCK
                                                                            Dividend                   Total
                          Record Date           Payable Date               per Share                   Dividend
                        -----------------     ------------------     -----------------------    ---------------------
First Quarter 1998      March 13, 1998        March 31, 1998            $  30.36500                 $  1,518
Second Quarter 1998     June 15, 1998         June 30, 1998             $  49.68700                 $  2,484
Third Quarter 1998      September 15, 1998    September 30, 1998        $  49.68700                 $  2,484

SERIES E PREFERRED STOCK
                                                                            Dividend                   Total
                          Record Date           Payable Date               per Share                   Dividend
                        -----------------     ------------------     -----------------------    ---------------------
First Quarter 1998      June 15, 1998         June 30, 1998             $   7.13194                 $    214
Second Quarter 1998     June 15, 1998         June 30, 1998             $  49.37500                 $  1,480
Third Quarter 1998      September 15, 1998    September 30, 1998        $  49.37500                 $  1,480


5.     ACQUISITION OF REAL ESTATE

       During the nine months ended September 30, 1998, the Company acquired 234 existing industrial properties and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $519,479, excluding costs incurred in conjunction with the acquisition of the properties.

       Of the 234 existing industrial properties and several land parcels purchased by the Company during the nine months ended September 30, 1998, four existing industrial properties were purchased from Western Suburban Industrial Investments Limited Partnership ("Western") in which the sole general partner, having a 5% interest, was Tomasz/Shidler Investment Corporation, of which the sole shareholders were a Director and Director/Officer of the Company who also had a 53% and 32% limited partnership interest in Western, respectively. Further, an additional Director/Officer of the Company was a limited partner in Western having an interest of 2%. The aggregate purchase price for this acquisition totaled approximately $7,900, excluding costs incurred in conjunction with the acquisition of the properties.

       During the second quarter of 1998, the Company, through the Operating Partnership, completed an acquisition of a real estate firm for which an officer and an employee of the Company owned a 77.5% interest. Gross proceeds to the real estate firm totaled approximately $2,349.

6.     SALES OF REAL ESTATE

       During the nine months ended September 30, 1998, the Company sold twelve existing industrial properties and five land parcels. Gross proceeds from these sales were approximately $35,780. The gain on sales of real estate was approximately $3,069, net of federal income taxes.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)


7.       SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                     Nine Months Ended
                                                                              -----------------------------------
                                                                               September 30,        September 30,
                                                                                   1998                 1997
                                                                              ----------------     --------------
   Interest paid, net of capitalized interest .............................       $  34,441           $  24,638
                                                                                  =========           =========
   Interest capitalized ...................................................       $   2,628           $     595
                                                                                  =========           =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
   Dividend/Distribution payable on Common Stock/Units ....................       $  23,735           $  17,706
IN CONJUNCTION WITH THE PROPERTY ACQUISITIONS, THE FOLLOWING ASSETS
AND LIABILITIES WERE ASSUMED AND OPERATING PARTNERSHIP UNITS WERE
EXCHANGED:
   Purchase of real estate ................................................       $ 519,479           $ 336,180
   Accrued real estate taxes and security deposits ........................          (4,803)             (3,585)
   Mortgage loans, Net ....................................................          (7,926)             (4,505)
   Operating Partnership
   Units ..................................................................         (47,507)            (58,518)
                                                                                  ---------           ---------
                                                                                  $ 459,243           $ 269,572
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



                                                               Nine Months       Nine Months         Three Months      Three Months
                                                                   Ended             Ended              Ended             Ended
                                                               September 30,     September 30,       September 30,     September 30
                                                                   1998              1997               1998              1997
                                                               -------------     -------------      -------------      -------------
Numerator:
  Income Before Extraordinary Loss and Cumulative
    Effect of Change in Accounting Principle ...............   $ 68,520           $ 47,575            $ 23,708           $ 15,815
  Less: Preferred Dividends ................................    (22,399)            (7,610)             (8,211)            (4,245)
                                                               --------           --------            --------           --------
  Net Income Available to Common Stockholders Before
    Extraordinary Loss and Cumulative Effect of
    Change in Accounting Principle - For Basic and
    Diluted EPS ............................................     46,121             39,965              15,497             11,570

  Extraordinary Loss .......................................       --              (12,563)               --                 --

  Cumulative Effect of Change in Accounting Principle ......     (1,976)              --                  --                 --
                                                               --------           --------            --------           --------

  Net Income Available to Common Stockholders - For
    Basic and Diluted  EPS ................................    $ 44,145           $ 27,402            $ 15,497           $ 11,570
                                                               ========           ========            ========           ========

Denominator:

  Weighted Average Shares - Basic ..........................     37,282             30,140              37,872             30,257

  Effect of Dilutive Securities:
    Employee and Director Common Stock Options ............         235                286                 116                298
                                                               --------           --------            --------           --------
  Weighted Average Shares - Diluted ........................     37,517             30,426              37,988             30,555
                                                               ========           ========            ========           ========

Basic EPS:

  Net Income Available to Common Stockholders Before
    Extraordinary Loss and Cumulative Effect of Change
    in Accounting Principle ................................   $   1.24           $   1.33            $    .41           $    .38
                                                               ========           ========            ========           ========

  Extraordinary Loss .......................................   $   --             $   (.42)           $   --             $   --
                                                               ========           ========            ========           ========

  Cumulative Effect of Change in Accounting Principle ......   $    .05           $   --              $   --             $   --
                                                               ========           ========            ========           ========

  Net Income Available to Common Stockholders ..............   $   1.18           $    .91            $    .41           $    .38
                                                               ========           ========            ========           ========

Diluted EPS:

  Net Income Available to Common Stockholders Before
    Extraordinary Loss and Cumulative Effect of Change
    in Accounting Principle ................................   $   1.23           $   1.31            $    .41           $    .38
                                                               ========           ========            ========           ========

  Extraordinary Loss .......................................   $   --             $   (.41)           $   --             $   --
                                                               ========           ========            ========           ========

  Cumulative Effect of Change in Accounting Principle ......   $    .05           $   --              $   --             $   --
                                                               ========           ========            ========           ========

  Net Income Available to Common Stockholders ..............   $   1.18           $    .90            $    .41           $    .38
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

       The Company has committed to the construction of 15 development projects totaling approximately 1.7 million square feet of GLA. The estimated total construction costs are approximately $63,894. These developments are expected to be funded with cash flow from operations as well as borrowings under the Company's $300,000 unsecured revolving credit facility.

10.    SUBSEQUENT EVENTS

       From October 1, 1998 to November 6, 1998, the Company acquired 15 industrial properties. The aggregate purchase price for these acquisitions totaled approximately $14,847, excluding costs incurred in conjunction with the acquisition of the properties.

       On September 28, 1998, the Company, through the Operating Partnership entered into a joint venture arrangement (the "September 1998 Joint Venture") with an institutional investor to invest in industrial properties. The Company, through wholly owned subsidiaries of the Operating Partnership, will own a 10% equity interest in the September 1998 Joint Venture and will provide property and asset management services to the September 1998 Joint Venture. On October 9, 1998, October 23, 1998 and November 6, 1998, the September 1998 Joint Venture acquired approximately $100,000, $37,000 and $62,000, respectively, of industrial properties and expects to acquire approximately an additional $101,000 of industrial properties. The acquisition of additional industrial properties is subject to, among other contingencies, due diligence and the negotiation of definitive documentation. There can be no assurance that such acquisitions will be completed. The Company will account for the September 1998 Joint Venture under the equity method of accounting. The Company's investment in the September 1998 Joint Venture relating to these transactions approximates $4,000.

       On October 19, 1998, the Company and the Operating Partnership paid a third quarter 1998 dividend/distribution of $.53 per common share/Unit, totaling approximately $23,735.

       On November 5, 1998 the Company, through the Operating Partnership, settled its remaining interest rate protection agreement which was scheduled to expire on January 4, 1999. This agreement was entered into in December 1997 in anticipation of 1998 senior unsecured debt offerings. Due to the changing market conditions and the Company's expectation that it will not issue debt securities associated with the interest rate protection agreement, it is the Company's belief that the interest rate protection agreement no longer qualifies for hedge accounting treatment under generally accepted accounting principles. As a result, the Company will recognize an expense of approximately $8,500 associated with the termination of this interest rate protection agreement in the fourth quarter of 1998.

11.    RELATED PARTY TRANSACTIONS

       From time to time, the Company utilizes leasing services from an entity for which one of the Company's Officers owns a 62.5% ownership interest. From January 1, 1998 through September 30, 1998, the Company has paid approximately $200 of leasing commissions to this entity.

12.  PRO FORMA FINANCIAL INFORMATION

       The pro forma financial information will be filed in an amendment to the Company's Form 8-K dated November 6, 1998 as filed on November 12, 1998.

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

RESULTS OF OPERATIONS

       At September 30, 1998, the Company owned 1,000 in-service properties with approximately 69.9 million square feet of gross leasable area ("GLA"), compared to 494 in-service properties with approximately 41.6 million square feet of GLA at September 30, 1997. The addition of 522 properties acquired or developed between October 1, 1997 and September 30, 1998 included the acquisitions of 507 properties totaling approximately 26.1 million square feet of GLA and the completed development of 15 properties totaling approximately 3.0 million square feet of GLA. The Company also completed the expansion of two properties totaling approximately .1 million square feet of GLA and the sales of 16 in-service properties totaling approximately .9 million square feet of GLA, one property held for redevelopment and several land parcels.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO NINE MONTHS ENDED SEPTEMBER 30, 1997

       Rental income and tenant recoveries and other income increased by approximately $109.2 million or 74.5% due primarily to the properties acquired or developed after December 31, 1996 (between January 1, 1997 and September 30, 1998, the Company acquired approximately $1.4 billion of industrial properties, of which, approximately $1.0 billion was acquired subsequent to September 30,
1997). Rental income and tenant recoveries and other income from properties owned prior to January 1, 1997, increased by approximately $1.0 million or .9% due primarily to general rent increases offset by a decrease in tenant recovery income charges related to the decrease in operating expenses as discussed below.

       Interest income on U.S. Government securities for the nine months ended September 30, 1997 represents interest income earned on U.S. Government securities that were pledged as collateral to legally defease the Company's $300.0 million mortgage loan (the "1994 Defeased Mortgage Loan").

       Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by approximately $32.6 million or 79.4% due primarily to the properties acquired or developed after December 31, 1996 (between January 1, 1997 and September 30, 1998, the Company acquired approximately $1.4 billion of industrial properties, of which, approximately $1.0 billion was acquired subsequent to September 30, 1997). Expenses from properties owned prior to January 1, 1997, decreased by approximately $.1 million or .2% due primarily to a decrease in snow removal and related expenses incurred for properties located in certain of the Company's metropolitan areas during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

       General and administrative expense increased by approximately $5.6 million, of which, approximately $3.7 million is due primarily to the additional expenses associated with managing the Company's growing operations including additional professional fees relating to additional properties owned and additional personnel to manage and expand the Company's business. Approximately $1.9 million of the increase is the result of the adoption of Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"), which requires that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property should be expensed as incurred. The Company adopted EITF 97-11 on March 19, 1998.

     Interest expense increased by approximately $16.8 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 due primarily to a higher average debt balance outstanding resulting from the issuance of unsecured debt to fund the acquisition and development of additional properties (between January 1, 1997 and September 30, 1998, the Company acquired approximately $1.4 billion of industrial properties, of which, approximately $1.0 billion was acquired subsequent to September 30, 1997).

       Amortization of interest rate protection agreements and deferred financing costs decreased by approximately $1.4 million due primarily to the full amortization of the deferred financing costs relating to the Company's 1994 Defeased Mortgage Loan which was paid off and retired on January 2, 1998, offset by amortization of deferred financing costs relating to the issuance of additional senior unsecured debt.

       Depreciation and other amortization increased by approximately $19.5 million due primarily to the additional depreciation and amortization related to the properties acquired or developed after December 31, 1996 (between January 1, 1997 and September 30, 1998, the Company acquired approximately $1.4 billion of industrial properties, of which, approximately $1.0 billion was acquired subsequent to September 30, 1997).

       The $1.4 million gain on disposition of interest rate protection agreements for the nine months ended September 30, 1997 represents the sale of the Company's interest rate protection agreements.

       The $3.1 million gain on sales of properties, net of federal income tax, for the nine months ended September 30, 1998 resulted from the sale of twelve existing industrial properties and five land parcels. Gross proceeds from these sales were approximately $35.8 million.

       The $4.2 million gain on sales of properties for the nine months ended September 30, 1997 resulted from the sale of six existing industrial properties and one land parcel. Gross proceeds from these sales were approximately $23.4 million.

       The $12.6 million extraordinary loss for the nine months ended September 30, 1997 consists of a prepayment fee on the 1994 Defeased Mortgage Loan and the write-off of unamortized deferred financing fees, legal costs and other expenses incurred in committing to retire the 1994 Defeased Mortgage Loan and in retiring the Company's $309.8 million unsecured loan from an institutional investor (the "Defeasance Loan").

       The $2.0 million cumulative effect of change in accounting principle for the nine months ended September 30, 1998 is the result of the write-off of the unamortized balance of organizational costs on the Company's balance sheet due to the early adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), as further discussed later in this Management's Discussion and Analysis.


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THREE MONTHS ENDED SEPTEMBER 30, 1997

       Rental income and tenant recoveries and other income increased by approximately $40.3 million or 77.5%, due primarily to the properties acquired or developed after June 30, 1997 (between July 1, 1997 and September 30, 1998, the Company acquired approximately $1.1 billion of industrial properties, of which, approximately $1.0 billion was acquired subsequent to September 30,
1997). Rental income and tenant recoveries and other income from properties owned prior to April 1, 1997, increased by approximately $1.6 million or 3.2% due to general rent increases and an increase in tenant recovery income charges due to an increase in property operating expenses as discussed below.

       Interest income on U.S. government securities for the three months ended September 30, 1997 represents interest income earned on U.S. Government securities that were pledged as collateral to legally defease the 1994 Defeased Mortgage Loan.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by approximately $12.8 million or 93.7% due primarily to the properties acquired or developed after June 30, 1997 (between July 1, 1997 and September 30, 1998, the Company acquired approximately $1.1 billion of industrial properties, of which, approximately $1.0 billion was acquired subsequent to September 30, 1997). Expenses from properties owned prior to April 1, 1997, increased by approximately $.7 million or 5.2% due to an increase in real estate tax expense and utilities expense in the majority of the Company's geographical markets.

       General and administrative expense increased by approximately $2.0 million, of which, approximately $1.2 million is due primarily to the additional expenses associated with managing the Company's growing operations including additional professional fees relating to additional properties owned and additional personnel to manage and expand the Company's business. Approximately $.8 million of the increase is the result of the adoption of EITF 97-11 which requires that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property should be expensed as incurred. The Company adopted EITF 97-11 on March 19, 1998.

       Interest expense increased by approximately $6.1 million for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 due primarily to a higher average debt balance outstanding resulting from the issuance of unsecured debt to fund the acquisition and development of additional properties (between July 1, 1997 and September 30, 1998, the Company acquired approximately $1.1 billion of industrial properties, of which, approximately $1.0 billion was acquired subsequent to September 30, 1997).

       Amortization of interest rate protection agreements and deferred financing costs decreased by approximately $.5 million due primarily to the full amortization of the deferred financing costs relating to the Company's 1994 Defeased Mortgage Loan which was paid off and retired on January 2, 1998, offset by amortization of deferred financing costs relating to the issuance of additional senior unsecured debt.

       Depreciation and other amortization increased by approximately $6.9 million due primarily to the additional depreciation and amortization related to the properties acquired or developed after June 30, 1997 (between July 1, 1997 and September 30, 1998, the Company acquired approximately $1.1 billion of industrial properties, of which, approximately $1.0 billion was acquired subsequent to September 30, 1997).

       The $.7 million gain on sales of properties, net of federal income tax, for the three months ended September 30, 1998 resulted from the sale of five existing industrial properties and two land parcels. Gross proceeds from these sales were approximately $6.5 million.

       The $.2 million gain on sales of properties for the three months ended September 30, 1997 resulted from the sale of one existing industrial property and one land parcel. Gross proceeds from these sales were approximately $1.5 million.


LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 1998, the Company's cash and cash equivalents was approximately $5.6 million and restricted cash was approximately $5.3 million. Included in restricted cash are approximately $3.2 million of cash reserves required to be set aside under the Company's $40.0 million mortgage loan (the "1995 Mortgage Loan") for payments of security deposit refunds, tenant improvements, capital expenditures, interest, real estate taxes, and insurance. The portion of the cash reserve relating to payments for capital expenditures, interest, real estate taxes, and insurance for properties collateralizing the 1995 Mortgage Loan is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserve relating to security deposit refunds for the tenants occupying the properties collateralizing the 1995 Mortgage Loan is adjusted as tenants turn over. Also included in restricted cash is approximately $2.1 million of net proceeds from the sale of a property. These sales proceeds will be disbursed as the Company exchanges into properties under Section 1031 of the Internal Revenue Code.

NINE MONTHS ENDED SEPTEMBER 30, 1998

       Net cash provided by operating activities of approximately $108.9 million for the nine months ended September 30, 1998 was comprised primarily of net income before minority interest of approximately $74.2 million and adjustments for non-cash items of approximately $44.5 million, offset by the net change in operating assets and liabilities of approximately $9.8 million. The adjustments for the non-cash items are primarily comprised of depreciation and amortization, a provision for bad debts and the cumulative effect of a change in accounting principle due to the adoption of SOP 98-5 (as further discussed later in this Management's Discussion and Analysis), offset by the gain on sales of real estate and the effect of the straight-lining of rental income.

       Net cash used in investing activities of approximately $538.7 million for the nine months ended September 30, 1998 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, closing costs from the sales of real estate and an increase in restricted cash due to a
Section 1031 exchange, offset by the proceeds from the sales of real estate and the repayment of mortgage loans receivable.

       Net cash provided by financing activities of approximately $422.2 million for the nine months ended September 30, 1998 was comprised primarily of the net proceeds from the issuance of common stock, preferred stock and senior unsecured debt and a decrease in restricted cash, offset by repayments of mortgage loans and net repayments under the Company's $300 million unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility") and common and preferred stock dividends and distributions.

NINE MONTHS ENDED SEPTEMBER 30, 1997

       Net cash provided by operating activities of approximately $67.9 million for the nine months ended September 30, 1997 was comprised primarily of net income before minority interest of approximately $38.5 million and adjustments for non-cash items of approximately $35.0 million, offset by the net change in operating assets and liabilities of approximately $5.6 million. The adjustments for the non-cash items are primarily comprised of depreciation and amortization, extraordinary loss and a provision for bad debts, offset by the gain on disposition of interest rate protection agreements, the gain on sales of real estate and the effect of the straight-lining of rental income.

       Net cash used in investing activities of approximately $303.0 million for the nine months ended September 30, 1997 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, closing costs from the sales of real estate and the funding of mortgage loans receivable, offset by the proceeds from the sales of real estate and the repayment of mortgage loans receivable.

       Net cash provided by financing activities of approximately $231.3 million for the nine months ended September 30, 1997 was comprised primarily of the net proceeds from the issuance of common stock, preferred stock and senior unsecured debt, net borrowings under the Company's $200.0 million unsecured revolving credit facility and proceeds from the Defeasance Loan, offset by repayments of the Defeasance loan, the purchase of U.S. Government securities to defease the 1994 Defeased Mortgage Loan and common and preferred stock dividends and distributions.

FUNDS FROM OPERATIONS AND RATIO OF EARNINGS TO FIXED CHARGES

       Funds from operations for the nine months ended September 30, 1998 were $97.1 million, as compared to $65.1 million for the nine months ended September 30, 1997, as a result of the factors discussed in the analysis of operating results above. Management considers funds from operations to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITs, and it is presented to assist investors in analyzing the performance of the Company. In accordance with the National Association of Real Estate Investment Trusts' definition of funds from operations, the Company calculates funds from operations to be equal to net income, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, excluding amortization of deferred financing costs and interest rate protection agreements, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations do not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends and distributions. Funds from operations should not be considered as a substitute for net income as a measure of results of operations or for cash flow from operating activities calculated in accordance with generally accepted accounting principles as a measure of liquidity. Funds from operations as calculated by the Company may not be comparable to similarly titled, but differently calculated, measures of other REITs.

       The following is a reconciliation of net income to funds from operations:


                                           Nine Months Ended    Nine Months Ended
                                          September 30, 1998    September 30, 1997
                                          ------------------    ------------------
Net Income Available to
     Common Stockholders .................   $ 44,145               $ 27,402
Adjustments:
 Depreciation and Other Amortization .....     46,367                 27,274
Extraordinary Items ......................       --                   12,563
Cumulative Effect of Change in
      Accounting Principle ...............      1,976                   --
Minority Interest ........................      7,656                  3,502
Gain on Sales of Properties ..............     (3,069)                (4,186)
Gain on disposition of IRPA ..............       --                   (1,430)
                                             --------               --------
      Funds From Operations ..............   $ 97,075               $ 65,125
                                             ========               ========


       The ratio of earnings to fixed charges and preferred stock dividends was
1.62 for the nine months ended September 30, 1998 compared to 1.83 for the nine months ended September 30, 1997. The decrease is primarily due to additional interest expense and preferred stock dividends incurred during the nine months ended September 30, 1998 from additional debt and preferred stock, respectively, issued to fund property acquisitions and developments, which is partially offset by higher net operating income from property acquisitions as discussed in the "Results of Operations" above.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

       During the nine months ended September 30, 1998, the Company purchased 234 industrial properties and several land parcels, for an aggregate purchase price of approximately $519.5 million, excluding costs incurred in conjunction with the acquisition of the properties.

       Of the 234 existing industrial properties and several land parcels purchased by the Company during the nine months ended September 30, 1998, four existing industrial properties were purchased from Western Suburban Industrial Investments Limited Partnership ("Western") in which the sole general partner, having a 5% interest, was Tomasz/Shidler Investment Corporation, the sole shareholders of which were a Director of the Company and a Director/Officer of the Company who also had a 53% and 32% limited partnership interest in Western, respectively. Further, an additional Director/Officer of the Company was a limited partner in Western having an interest of 2%. The aggregate purchase price for this acquisition totaled approximately $7.9 million, excluding costs incurred in conjunction with the acquisition of the properties.

       During the second quarter of 1998, the Company, through the Operating Partnership, completed an acquisition of a real estate firm for which an officer and an employee of the Company owned a 77.5% interest. Gross proceeds to the real estate firm totaled approximately $2.3 million.

       During the nine months ended September 30, 1998, the Company sold twelve existing industrial properties and five land parcels. Gross proceeds from these sales were approximately $35.8 million. The gain on sales of real estate was approximately $3.1 million, net of federal income taxes.

       The Company has committed to the construction of 15 development projects totaling approximately 1.7 million square feet of GLA. The estimated total construction costs are approximately $63.9 million. These developments are expected to be funded with cash flow from operations as well as borrowings under the Company's 1997 Unsecured Acquisition Facility.

       From October 1, 1998 to November 6, 1998, the Company acquired 15 industrial properties. The aggregate purchase price for these acquisitions totaled approximately $14.8 million, excluding costs incurred in conjunction with the acquisition of the properties.

INVESTMENT IN JOINT VENTURES

       On September 28, 1998, the Company, through the Operating Partnership entered into a joint venture arrangement (the "September 1998 Joint Venture") with an institutional investor to invest in industrial properties. The Company, through wholly owned subsidiaries of the Operating Partnership, will own a 10% equity interest in the September 1998 Joint Venture and will provide property and asset management services to the September 1998 Joint Venture. On October 9, 1998, October 23, 1998 and November 6, 1998, the September 1998 Joint Venture acquired approximately $100 million, $37 million and $62 million, respectively, of industrial properties and expects to acquire approximately an additional $101 million of industrial properties. The acquisition of additional industrial properties is subject to, among other contingencies, due diligence and the negotiation of definitive documentation. There can be no assurance that such acquisitions will be completed. The Company will account for the September 1998 Joint Venture under the equity method of accounting. The Company's investment in the September 1998 Joint Venture relating to these transactions approximates $4 million.

MORTGAGE LOANS AND SENIOR UNSECURED DEBT

       On April 16, 1998, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of $2.5 million (the "Acquisition Mortgage Loan IV"). The Acquisition Mortgage Loan IV is collateralized by one property in Baltimore, Maryland, bears interest at a fixed rate of 8.95% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan IV matures on October 1, 2006. The Acquisition Mortgage Loan IV may be prepaid only after October 2001 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

       On July 16, 1998, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of $2.6 million (the "Acquisition Mortgage Loan V"). The Acquisition Mortgage Loan V is collateralized by one property in Tampa, Florida, bears interest at a fixed rate of 9.01% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan V matures on September 1, 2006. The Acquisition Mortgage Loan V may be prepaid only after August 2002 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

       On August 31, 1998, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of $1.0 million (the "Acquisition Mortgage Loan VI"). The Acquisition Mortgage Loan VI is collateralized by one property in Portland, Oregon, bears interest at a fixed rate of 8.875% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The

Acquisition Mortgage Loan VI matures on November 1, 2006. The Acquisition Mortgage Loan VI may be prepaid only after September 2001 in exchange for a 3% prepayment fee.

       On August 31, 1998, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of $1.4 million (the "Acquisition Mortgage Loan VII"). The Acquisition Mortgage Loan VII is collateralized by one property in Milwaukie, Oregon, bears interest at a fixed rate of 9.75% and provides for monthly principal and interest payments based on a 25-year amortization schedule. The Acquisition Mortgage Loan VII matures on March 15, 2002. The Acquisition Mortgage Loan VII may be prepaid only after December 2001.

       On March 31, 1998, the Company, through the Operating Partnership, issued $100.0 million of Dealer remarketable securities which mature on April 5, 2011 and bear a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. Interest is paid semi-annually in arrears on April 5 and October 5. The 2011 Drs. are callable (the "Call Option"), at the option of J.P. Morgan Securities, Inc., as Remarketing Dealer (the "Remarketing Dealer"), on April 5, 2001 (the "Remarketing Date"). The Company received approximately $2.8 million of proceeds from the Remarketing Dealer as consideration for the Call Option. The Company will amortize these proceeds over the life of the Call Option as an adjustment to interest expense. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based upon a predetermined formula as disclosed in the related Prospectus Supplement. If the Remarketing Dealer elects not to remarket the 2011 Drs., then the Operating Partnership will be required to repurchase, on the Remarketing Date, any 2011 Drs. that have not been purchased by the Remarketing Dealer at 100% of the principal amount thereof, plus accrued and unpaid interest, if any. The Company also settled an interest rate protection agreement, in the notional amount of $100.0 million, which was used to fix the interest rate on the 2011 Drs. prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Drs. as an adjustment to interest expense. The 2011 Drs. contain certain covenants including limitations on incurrence of debt and debt service coverage.

       On July 14, 1998, the Company, through the Operating Partnership, issued $200.0 million of senior unsecured debt which matures on July 15, 2028 and bears a coupon interest rate of 7.60% (the "2028 Notes"). The issue price of the 2028 Notes was 99.882%. Interest is paid semi-annually in arrears on January 15 and July 15. The Company also settled interest rate protection agreements, in the notional amount of $150.0 million, which were used to fix the interest rate on the 2028 Notes prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2028 Notes as an adjustment to the interest expense. The 2028 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage. Approximately $50.0 million of the 2028 Notes was purchased, through a broker/dealer, by an entity in which a Director of the Company owns greater than a ten percent interest.

       On November 5, 1998 the Company, through the Operating Partnership, settled its remaining interest rate protection agreement which was scheduled to expire on January 4, 1999. This agreement was entered into in December 1997 in anticipation of 1998 senior unsecured debt offerings. Due to the changing market conditions and the Company's expectation that it will not issue debt securities associated with the interest rate protection agreement, it is the Company's belief that the interest rate protection agreement no longer qualifies for hedge accounting treatment under generally accepted accounting principles. As a result, the Company will recognize an expense of approximately $8.5 million associated with the termination of this interest rate protection agreement in the fourth quarter of 1998.

ISSUANCE OF PREFERRED AND COMMON STOCK

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

       During the nine months ended September 30, 1998, the Company awarded 51,850 shares of restricted Common Stock to certain employees and 1,887 shares of restricted Common Stock to certain Directors. Other employees of the Company converted certain employee stock options to 13,602 shares of restricted Common Stock. These shares of restricted Common Stock had a fair value of $2.3 million on the date of grant. The restricted Common Stock vests over a period from five to ten years. Compensation expense will be charged to earnings over the respective vesting period.

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

DIVIDENDS/DISTRIBUTIONS

       On January 20, 1998, the Company and the Operating Partnership paid a fourth quarter 1997 distribution of $.53 per common share/Unit, totaling approximately $22.0 million. On April 20, 1998, the

Company and Operating Partnership paid a first quarter 1998 distribution of $.53 per common share/Unit, totaling approximately $22.5 million. On July 20, 1998, the Company and the Operating Partnership paid a second quarter 1998 distribution of $.53 per common share/Unit, totaling approximately $23.6 million. On October 19, 1998, the Company and the Operating Partnership paid a third quarter 1998 distribution of $.53 per common share/Unit, totaling approximately $23.7 million.

       On March 31, 1998, the Company paid first quarter preferred stock dividends of $.59375 per share on its Series A Preferred Stock, $54.688 per share (equivalent to $.54688 per Depositary Share) on its Series B Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock and a period prorated first quarter preferred stock dividend of $30.365 per share (equivalent to $.30365 per Depositary Share) on its Series D Preferred Stock. The preferred stock dividends paid on March 31, 1998 totaled, in the aggregate, approximately $5.8 million. On March 31, 1998, the Company accrued a first quarter period prorated preferred stock dividend of $7.13194 per share (equivalent to $.0713194 per Depositary Share), totaling $.2 million, on its Series E Preferred Stock.

       On June 30, 1998, the Company paid second quarter preferred stock dividends of $.59375 per share on its Series A Preferred Stock, $54.688 per share (equivalent to $.54688 per Depositary Share) on its Series B Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock and $49.687 per share (equivalent to $.49687 per Depositary Share) on its Series D Preferred Stock and a period prorated first quarter dividend and a second quarter dividend totaling $56.5069 per share (equivalent to $.565069 per Depositary Share) on its Series E Preferred Stock. The preferred stock dividends paid on June 30, 1998 totaled, in the aggregate, approximately $8.4 million.

       On September 30, 1998, the Company paid third quarter preferred stock dividends of $.59375 per share on its Series A Preferred Stock, $54.688 per share (equivalent to $.54688 per Depositary Share) on its Series B Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock and $49.687 per share (equivalent to $.49687 per Depositary Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its Series E Preferred Stock. The preferred stock dividends paid on September 30, 1998 totaled, in the aggregate, approximately $8.2 million.

SHORT-TERM AND LONG-TERM LIQUIDITY NEEDS

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

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. As of September 30, 1998 and November 6, 1998, $589.2 million of common stock, preferred stock and depositary shares and $100.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company may finance the development or acquisition of additional properties through borrowings under the 1997 Unsecured Acquisition Facility. At September 30, 1998, borrowings under the 1997 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 6.49%. As of November 6, 1998, the Company had approximately $153.2 million available in additional borrowings under the 1997 Unsecured Acquisition Facility. Along with the Company's current strategy of meeting long-term liquidity requirements through the issuance, from time to time, of long-term secured and unsecured indebtedness and additional equity securities, the

Company is actively considering joint ventures with various institutional partners and the disposition of select assets as additional financing strategies. On September 28, 1998, the Company, through the Operating Partnership, entered into the September 1998 Joint Venture. On October 9, 1998, October 23, 1998 and November 6, 1998, the September 1998 Joint Venture obtained financing for the acquisition of approximately $100 million, $37 million and $62 million of industrial properties, respectively. The Company expects the September 1998 Joint Venture to obtain financing for the acquisition of an additional approximately $101 million of industrial properties. Such additional financing of acquisitions by the September 1998 Joint Venture is subject to, among other contingencies, due diligence and the negotiation of definitive documentation. There can be no assurance that the September 1998 Joint Venture will be successful in obtaining such additional financing.

RELATED PARTY TRANSACTIONS

       From time to time, the Company utilizes leasing services from an entity for which one of the Company's Officers owns a 62.5% ownership interest. From January 1, 1998 through September 30, 1998, the Company has paid approximately $.2 million of leasing commissions to this entity.


YEAR 2000 COMPLIANCE

       The Year 2000 compliance issue concerns the inability of computerized information systems and non-information systems to accurately calculate, store or use a date after 1999. This could result in computer systems failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

       The Company has discussed its software applications and internal operational programs with its current information systems' vendor and, based on such discussions, believes that such applications and programs will properly recognize calendar dates beginning in the year 2000. The Company is discussing with its material third-party service providers, such as its banks, payroll processor and telecommunications provider, their Year 2000 compliance and is assessing what effect their possible non-compliance might have on the Company. In addition, the Company is discussing with its material vendors the possibility of any interface difficulties and/or electrical or mechanical problems relating to the year 2000 which may affect properties owned by the Company. The Company has also surveyed substantially all of its tenants to determine the status of their Year 2000 compliance and what effect their possible non-compliance might have on the Company. The Company is currently processing the information obtained from such tenant surveys and remains in discussions with its material vendors and third-party service providers. Of the tenant surveys processed to date, all have stated that they are Year 2000 compliant or will be Year 2000 compliant by the end of 1999. The Company plans to complete its assessment of Year 2000 compliance by such parties by March 31, 1999. Until such time the Company cannot estimate any potential adverse impact resulting from the failure of tenants, vendors or third-party service providers to address their Year 2000 issues; however, to date, no significant Year 2000-related conditions have been identified.

       Because the Company's evaluation of its Year 2000 issues has been conducted by its own personnel or by its vendors in connection with their servicing operations, the Company believes that its expenditures for assessing its Year 2000 issues, though difficult to quantify, to date have not been material. In addition, the Company is not aware of any Year 2000-related conditions that it believes would likely require any material expenditures by the Company in the future.

       Based on its current information, the Company believes that the risk posed by any foreseeable Year 2000-related problem with its internal systems and the systems at its properties (including both information and non-information systems) or with its vendors or tenants is minimal. Year 2000-related problems with the Company's software applications and internal operational programs or with the electrical or mechanical systems at its properties are unlikely to cause more than minor disruptions in the Company's operations. The Company believes that the risk posed by Year 2000-related problems at certain of its third-party service providers, such as its banks, payroll processor and telecommunications provider is marginally greater, though, based on its current information, the Company does not believe any such problems would have a material effect on its operations. Any Year 2000 related problems at such third-party service providers could delay the processing of financial transactions and the Company's payroll and could disrupt the Company's internal and external communications. At this time, the Company has not developed and does not anticipate developing any contingency plans with respect to Year 2000 issues. In addition, the Company has no plans to seek independent verification or review of its assessment of its Year 2000 issues. The Company does intend to complete its assessment of, and to continue to monitor, its Year 2000 issues and will develop contingency plans if, and to the extent, deemed necessary.

       While the Company believes that it will be Year 2000 compliant by December 31, 1999, there can be no assurance that the Company has been or will be successful in identifying and assessing Year 2000 issues, or that, to the extent identified, the Company's efforts to remediate such issues will be effective such that Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operation.


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

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will disclose this information in its 1998 Form 10-K.

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



ITEM 1. LEGAL PROCEEDINGS
   None.

ITEM 2. CHANGES IN SECURITIES
   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   None.

ITEM 5. OTHER INFORMATION
   On November 11, 1998, First Industrial Realty Trust, Inc. announced that Michael T. Tomasz resigned as the Company's President and Chief Executive Officer and as a Director to pursue other personal and business interests. On November 11, 1998, the Board of Directors appointed Michael W. Brennan as President and Chief Executive Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


Exhibit No.    Description
-----------    -----------

        4.1 Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and U.S. Bank Trust National Association relating to First Industrial, L.P.'s 7.60% Notes due July 15, 2008 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

       10.1 Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (the "L.P. Agreement"), dated March 18, 1998 (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1- 13102)

       10.2*   Sixth Amendment to the L.P. Agreement dated August 31, 1998

       10.3*   Seventh Amendment to the L.P. Agreement dated October 21, 1998

       10.4*   Eighth Amendment to the L.P. Agreement dated October 30, 1998

       10.5*   Ninth Amendment to the L.P. Agreement dated November 5, 1998

       27.1*   Financial Data Schedule for the Nine Months Ended September 30,
               1998

       27.2* Financial Data Schedule for the Nine Months Ended September 30, 1997 (Restated)

       99  *   Press Release dated November 11, 1998

           *   Filed herewith.

Reports on Form 8-K:

Report on Form 8-K dated November 6, 1998, filed November 12, 1998, relating to the acquisition of 74 industrial properties.

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



                                      FIRST INDUSTRIAL REALTY TRUST, INC.


Date: November 12, 1998               By:  /s/ Michael J. Havala
                                         ---------------------------------------
                                         Michael J. Havala
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
        4.1    Supplemental Indenture No. 5, dated as of July 14, 1998, between
               First Industrial, L.P. and U.S. Bank Trust National Association
               relating to First Industrial, L.P.'s 7.60% Notes due July 15,
               2008 (incorporated by reference to Exhibit 4.1 of the Form 8-K of
               First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

       10.1    Sixth Amended and Restated Limited Partnership Agreement of First
               Industrial, L.P. (the "L.P. Agreement"), dated March 18, 1998
               (incorporated by reference to Exhibit 10.1 of the Company's
               Annual Report on Form 10-K for the year ended December 31, 1997,
               File No. 1- 13102)

       10.2*   Sixth Amendment to the L.P. Agreement dated August 31, 1998

       10.3*   Seventh Amendment to the L.P. Agreement dated October 21, 1998

       10.4*   Eighth Amendment to the L.P. Agreement dated October 30, 1998

       10.5*   Ninth Amendment to the L.P. Agreement dated November 5, 1998

       27.1*   Financial Data Schedule for the Nine Months Ended September 30,
               1998

       27.2*   Financial Data Schedule for the Nine Months Ended September 30,
               1997 (Restated)

       99  *   Press Release dated November 11, 1998

           *   Filed herewith.