Form 10-K
period 1998-12-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 1999-03-17
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________to________.

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

                           9 1/2% SERIES A CUMULATIVE PREFERRED STOCK
DEPOSITARY SHARES EACH REPRESENTING 1/100 OF A SHARE OF 8 3/4% SERIES B CUMULATIVE PREFERRED STOCK
DEPOSITARY SHARES EACH REPRESENTING 1/100 OF A SHARE OF 8 5/8% SERIES C CUMULATIVE PREFERRED STOCK
DEPOSITARY SHARES EACH REPRESENTING 1/100 OF A SHARE OF 7.95% SERIES D CUMULATIVE PREFERRED STOCK
DEPOSITARY SHARES EACH REPRESENTING 1/100 OF A SHARE OF 7.90% SERIES E CUMULATIVE PREFERRED STOCK

                               (Title of class)

                             NEW YORK STOCK EXCHANGE
                     (Name of exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $768.9 million based on the closing price on the New York Stock Exchange for such stock on March 12, 1999.

At March 12, 1999, 38,019,898 shares of the Registrant's Common Stock, $.01 par value, were outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 12, 1999.

                       FIRST INDUSTRIAL REALTY TRUST, INC.

                                TABLE OF CONTENTS




                                                                                                         PAGE
                                                                                                         ----

PART I.


 Item 1.   Business.......................................................................................3
 Item 2.   The Properties.................................................................................7
 Item 3.   Legal Proceedings..............................................................................27
 Item 4.   Submission of Matters to a Vote of Security Holders............................................27

PART II.


 Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..........................28
 Item 6.   Selected Financial Data........................................................................28
 Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........31
 Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.....................................43
 Item 8.   Financial Statements and Supplementary Data....................................................44
 Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..........44

PART III.


 Item 10.  Directors and Executive Officers of the Registrant.............................................44
 Item 11.  Executive Compensation.........................................................................44
 Item 12.  Security Ownership of Certain Beneficial Owners and Management.................................44
 Item 13.  Certain Relationships and Related Transactions.................................................44

PART IV.


 Item 14.  Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K...........45

SIGNATURES................................................................................................51


         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. First Industrial Realty Trust, Inc. (the "Company") intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for industrial properties in the Company's current and proposed market areas, general accounting principles, policies and guidelines applicable to REITs and status of Year 2000 compliance. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission.

                                     PART I
ITEM 1.  BUSINESS
                                   THE COMPANY
GENERAL

         First Industrial Realty Trust, Inc. is a Maryland corporation organized on August 10, 1993, and is a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). First Industrial Realty Trust, Inc. and its subsidiary partnerships (the "Company") is a self-administered and fully integrated real estate company which owns, manages, acquires, sells and develops industrial real estate. The Company completed its initial public offering in June 1994 (the "Initial Offering"). Upon consummation of the Initial Offering, the Company owned 226 industrial properties which contained an aggregate of 17.4 million square feet of gross leasable area ("GLA"). As of December 31, 1998, the Company's portfolio consisted of 551 in-service light industrial properties, 160 R&D/flex properties, 152 bulk warehouse, 72 regional warehouse and 52 manufacturing properties containing approximately 69.3 million square feet of GLA located in 25 states.

         The Company's interests in its properties and land parcels are held through partnerships controlled by the Company, including First Industrial, L.P. (the "Operating Partnership"), of which the Company is the sole general partner, as well as, among others, First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P. (the "Mortgage Partnership"), First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), First Industrial Development Services, L.P. and TK-SV, LTD., of which the sole general partner of each is a wholly-owned subsidiary of the Company, and the sole limited partner of each is the Operating Partnership, as well as limited liability companies (the "L.L.C.'s") of which the Operating Partnership is the sole member. The Company is also the majority stockholder of First Industrial Enterprises of Michigan and FR Development Services, Inc. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns a 10% equity interest in, and provides asset and property management services to, a joint venture which invests in industrial properties.

         The Company utilizes an operating approach which combines the effectiveness of decentralized, locally based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and fiscal control systems. At March 12, 1999, the Company had 256 employees.

         The Company has grown and will seek to continue to grow through the acquisition of additional industrial properties and businesses, through the development of industrial properties and through joint venture relationships with institutional partners to invest in industrial properties.


BUSINESS OBJECTIVES AND GROWTH PLANS

         The Company's fundamental business objective is to maximize the total return to its stockholders through increases in per share distributions and increases in the value of the Company's properties and operations. The Company's growth plan includes the following elements:


o Internal Growth. The Company seeks to grow internally by (i) increasing revenues by renewing or re-leasing spaces subject to expiring leases at higher rental levels; (ii) increasing occupancy levels at properties where vacancies exist and maintaining occupancy elsewhere; (iii) controlling and minimizing property operating and general and administrative expenses; (iv) renovating existing properties; and (v) increasing ancillary revenues from non-real estate sources.

o External Growth. The Company seeks to grow externally through (i) the acquisition of portfolios of industrial properties, industrial property businesses or individual properties which meet the Company's investment parameters; (ii) the development of industrial properties; (iii) the expansion of its properties; and (iv) investments in industrial properties through joint venture relationships with institutional partners.

BUSINESS STRATEGIES

         The Company utilizes the following seven strategies in connection with the operation of its business:

o Organization Strategy. The Company implements its decentralized property operations strategy through the use of experienced regional management teams and local property managers. Each operating region is headed by a managing director, who is a senior executive officer of, and has an equity interest in, the Company. The Company provides acquisition, development and financing assistance, asset management oversight and financial reporting functions from its headquarters in Chicago, Illinois to support its regional operations. The Company believes the size of its portfolio enables it to realize operating efficiencies by spreading overhead over many properties and by negotiating quantity purchasing discounts.

o Market Strategy. The Company invests mainly in markets where it can achieve size and economies of scale. Based on the size of its portfolios in its current markets, which as of December 31, 1998 averaged approximately 2.2 million square feet per market, and the experience of its managing directors, the Company believes that it has sufficient market presence and resources to compete effectively. As of December 31, 1998, the Company owned portfolios in the metropolitan areas of Atlanta, Georgia; Baltimore, Maryland; Baton Rouge, Louisiana; Chicago, Illinois; Cincinnati, Ohio; Cleveland, Ohio; Columbus, Ohio; Dallas, Texas; Dayton, Ohio; Denver, Colorado; Des Moines, Iowa; Detroit, Michigan; Grand Rapids, Michigan; Hartford, Connecticut; Houston, Texas; Indianapolis, Indiana; Louisville, Kentucky; Milwaukee, Wisconsin; Minneapolis/St. Paul, Minnesota; Nashville, Tennessee; New Orleans, Louisiana; Philadelphia, Pennsylvania; Phoenix, Arizona; Portland, Oregon; Salt Lake City, Utah; St. Louis, Missouri and Tampa, Florida, as well as the regional areas of Central Pennsylvania, Long Island, New York and New Jersey.

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

o Development Strategy. Of the 987 properties in the Company's portfolio at December 31, 1998, 226 have been developed by either the Company or its former management. The Company will continue to leverage the development capabilities of its management, many of whom are leading developers in their respective markets. In 1996, the Company formed First Industrial Development Services, L.P. to focus on development activities.

o Disposition Strategy. The Company continually evaluates local market conditions and property-related factors and is actively considering disposition of select assets.

o Financing Strategy. The Company believes that the size of its portfolio, the diversity of its properties and tenants and the financial strength of the Company allow it access to the public capital markets which are not generally available to smaller, less diversified property owners because of the portfolio size and diversity requirements.


RECENT DEVELOPMENTS

         In 1998, the Company acquired or completed development of 259 properties, two expansions and several parcels of land for a total estimated investment of approximately $623.7 million (approximately $49.4 million of which was issued as limited partnership interests in the Operating Partnership ("Units")). The Company also sold 41 in-service properties and several parcels of land for approximately $99.9 million of gross proceeds. The Company expanded its in-service portfolio 22.4% from December 31, 1997 to December 31, 1998. At December 31, 1998, the Company owned 987 in-service properties containing approximately 69.3 million square feet of GLA.


         The Company paid off and retired its $300.0 million mortgage loan on January 2, 1998.

         During 1998, the Company, through the Operating Partnership, issued $300.0 million of senior unsecured debt with maturity dates ranging from 2011 to 2028.

         On February 4, 1998, the Company issued 5,000,000 depositary shares, representing 1/100th of a share of the Company's 7.95%, $.01 par value, Series D Cumulative Preferred Stock, at an initial offering price of $25 per depositary share, which resulted in gross proceeds of $125.0 million. On March 18, 1998, the Company issued 3,000,000 depositary shares, representing 1/100th of a share of the Company's 7.90%, $.01 par value, Series E Preferred Stock, at an initial offering price of $25 per depositary share which resulted in gross proceeds of $75.0 million.

         On April 23, 1998, the Company issued 1,112,644 shares of $.01 par value common stock at an initial offering price of $32.625 per share which resulted in gross proceeds of $36.3 million. In 1998, the Operating Partnership issued, in the aggregate, 1,515,983 Units valued at approximately $49.4 million.

         On September 28, 1998, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the "September 1998 Joint Venture") with an institutional investor to invest in industrial properties. The Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, owns a 10% equity interest in the September 1998 Joint Venture and provides property and asset management services to the September 1998 Joint Venture. As of December 31, 1998, the September 1998 Joint Venture owned 130 industrial properties comprising approximately 6.3 million square feet of GLA.

         During the period January 1, 1999 through March 12, 1999, the Company acquired or completed development of four industrial properties and one land parcel for a total estimated investment of approximately $28.0 million. The Company also sold seven industrial properties for approximately $12.5 million of gross proceeds.


FUTURE PROPERTY ACQUISITIONS, DEVELOPMENTS AND PROPERTY SALES

         The Company has an active acquisition and development program through which it is continually engaged in identifying, negotiating and consummating portfolio and individual industrial property acquisitions and developments. As a result, the Company is currently engaged in negotiations relating to the possible acquisitions and developments of certain industrial properties located in the Company's current markets.

         The Company also has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates in order to redeploy capital. As a result, the Company is currently engaged in negotiations relating to the possible sales of certain industrial properties in the Company's current portfolio.

         When evaluating potential industrial property acquisitions and developments, as well as potential industrial property sales, the Company will consider such factors as: (i) the geographic area and type of property; (ii) the location, construction quality, condition and design of the property; (iii) the potential for capital appreciation of the property; (iv) the ability of the Company to improve the property's performance through renovation; (v) the terms of tenant leases, including the potential for rent increases; (vi) the potential for economic growth and the tax and regulatory environment of the area in which the property is located; (vii) the potential for expansion of the physical layout of the property and/or the number of sites; (viii) the occupancy and demand by tenants for properties of a similar type in the vicinity; and (ix) competition from existing properties and the potential for the construction of new properties in the area.

                                    INDUSTRY

         Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output. Historically, occupancy rates for industrial property in the United States have been higher than those for other types of commercial property. The Company believes that the higher occupancy rate in the industrial property sector is a result of the construction-on-demand nature of, and the comparatively short development time required for, industrial property. For the five years ended December 31, 1998, the occupancy rates for industrial properties in the United States have ranged from 91.6% to 93.1%, with an occupancy rate of 91.8% at December 31, 1998.

ITEM 2.  THE PROPERTIES

GENERAL


         At December 31, 1998, First Industrial owned 987 in-service properties containing approximately 69.3 million square feet of GLA in 25 states, with a diverse base of more than 3,000 tenants engaged in a wide variety of businesses, including manufacturing, retailing, wholesale trade, distribution and professional services. The properties are generally located in business parks which have convenient access to interstate highways and rail and air transportation. The median age of the properties as of December 31, 1998 was approximately 15 years.

         The Company classifies its Properties into five industrial categories:
Light industrial, R&D/flex, bulk warehouse, regional warehouse and manufacturing. While some properties may have characteristics which fall under more than one property type, the Company uses what it feels is the most dominating characteristic to categorize the property.

         Each of the properties is wholly owned by the Company. The following tables summarize certain information as of December 31, 1998 with respect to the Company's properties. Information in the tables excludes properties under development at December 31, 1998.

                                                    PROPERTY SUMMARY

                      Light Industrial         R&D/ FLEX       Bulk Warehouse     Regional Warehouse      Manufacturing
                     -------------------  ------------------ ------------------  -------------------- --------------------
                               Number of            Number of           Number of          Number of            Number of
Metropolitan Area      GLA     Properties   GLA     Properties   GLA    Properties  GLA    Properties    GLA    Properties
-----------------    --------  ---------  --------  ---------  -------  --------- -------- ----------  -------- ----------

Atlanta                458,841      8      153,508       4     2,860,554    11     255,846       3       596,750       5
Baltimore              591,546      9       78,421       1       171,000     1           -       -             -       -
Baton Rouge            116,347      3            -       -       108,800     1           -       -             -       -
Central
Pennsylvania           511,270      7      288,938       6     3,265,006    13     117,579       3             -       -
Chicago              1,650,819     28      214,900       5     3,734,145    18      87,548       2     1,392,592       7
Cincinnati             445,595      7            -       -       800,080     3           -       -       570,000       1
Cleveland              201,116      6      102,500       1             -     -      51,525       1             -       -
Columbus                56,849      1      217,612       2     1,653,534     4           -       -       255,470       1
Dallas                 753,653     21      118,618       4       698,543     4      65,700       1       224,984       2
Dayton                 322,746      6       20,000       1             -     -           -       -             -       -
Denver               1,887,857     46    1,856,512      48       202,939     2     301,131       5             -       -
Des Moines             129,072      4            -       -       879,043     5      88,000       1             -       -
Detroit              2,918,510    106      689,184      23     2,486,937    14     843,846      19        17,240       1
Grand Rapids           594,816     12       10,000       1     2,259,355    12           -       -       445,250       2
Hartford               441,800     10            -       -       143,391     1           -       -        84,000       1
Houston                484,981      7       95,073       1     1,521,877    11     372,585       5             -       -
Indianapolis           727,980     16       62,200       5     3,083,818    12     211,360       6        54,000       1
Long Island          2,080,694     40      560,460       4     1,358,593     8     162,871       3        62,898       1
Louisville                   -      -            -       -       532,400     1           -       -             -       -
Milwaukee              347,259      7       37,765       1             -     -      39,800       1       507,468       2
Minneapolis/St.
Paul                 1,355,410     25      805,494      12       976,594     4     612,972       6     1,676,124      18
Nashville              334,063      7            -       -     1,336,037     7           -       -       109,058       1
N. New Jersey        1,071,825     34      349,146      10       264,426     2     192,153       3             -       -
New Orleans            342,287      9      169,801       5             -     -      40,500       1             -       -
Philadelphia           253,810     11      117,873       3       110,000     1      46,750       1        56,827       2
Phoenix                 87,462      2       99,418       1       174,854     1     261,156       3             -       -
Portland               809,706     34       53,021       2             -     -           -       -             -       -
Salt Lake City         590,853     40       91,152       5             -     -           -       -             -       -
S. New Jersey          948,723     23            -       -       321,406     2     129,971       2        22,738       1
St. Louis              540,180     11            -       -       834,158     6           -       -             -       -
Tampa                  350,741     10      331,098      15       213,744     2     243,840       5             -       -
Other   (a)             25,254      1            -       -       710,755     6      50,000       1       346,103       6
                    ----------  -------  ---------  -------  -----------  ----- ----------  ------     ---------    ----
Total               21,432,065    551    6,522,694     160    30,701,989   152   4,175,133      72     6,421,502      52
                    ==========  =======  =========  =======  ===========  ===== ==========  ======     =========    ====




        (a) Properties are located in Denton and Abilene, Texas; Wichita, Kansas; West Lebanon, New Hampshire; Green Bay, Wisconsin; Shreveport, Louisiana and Clarion, Iowa.

                           PROPERTY SUMMARY TOTALS



                                                                   TOTALS
                              ----------------------------------------------------------------------------------
                                                                                                  GLA AS A % OF
                                                    NUMBER OF          AVERAGE OCCUPANCY             TOTAL
   METROPOLITAN AREA               GLA              PROPERTIES            AT 12/31/98               PORTFOLIO
-------------------------     --------------     -----------------     --------------------      ---------------

Atlanta                           4,325,499             31                     95%                    6.2%
Baltimore                           840,967             11                     99%                    1.2%
Baton Rouge                         225,147             4                      97%                    0.3%
Central Pennsylvania              4,182,793             29                     93%                    6.0%
Chicago                           7,080,004             60                     95%                   10.3%
Cincinnati                        1,815,675             11                     98%                    2.6%
Cleveland                           355,141             8                      99%                    0.5%
Columbus                          2,183,465             8                      98%                    3.2%
Dallas                            1,861,498             32                     96%                    2.7%
Dayton                              342,746             7                      96%                    0.5%
Denver                            4,248,439            101                     97%                    6.1%
Des Moines                        1,096,115             10                     99%                    1.6%
Detroit                           6,955,717            163                     95%                   10.1%
Grand Rapids                      3,309,421             27                     99%                    4.8%
Hartford                            669,191             12                     94%                    1.0%
Houston                           2,474,516             24                     92%                    3.6%
Indianapolis                      4,139,358             40                     95%                    6.0%
Long Island                       4,225,516             56                     93%                    6.1%
Louisville                          532,400             1                     100%                    0.8%
Milwaukee                           932,292             11                    100%                    1.3%
Minneapolis/St. Paul              5,426,594             65                     96%                    7.8%
Nashville                         1,779,158             15                     99%                    2.6%
N. New Jersey                     1,877,550             49                     86%                    2.7%
New Orleans                         552,588             15                     93%                    0.8%
Philadelphia                        585,260             18                     89%                    0.8%
Phoenix                             622,890             7                      88%                    0.9%
Portland                            862,727             36                     98%                    1.2%
Salt Lake City                      682,005             45                     87%                    1.0%
S. New Jersey                     1,422,838             28                     96%                    2.1%
St. Louis                         1,374,338             17                     83%                    2.0%
Tampa                             1,139,423             32                     94%                    1.6%
Other   (a)                       1,132,112             14                     96%                    1.6%
                              --------------     -----------------     --------------------      ---------------
   Total or Average              69,253,383            987                     95%                   100.0%
                              ==============     =================     ====================      ===============



        (a) Properties are located in Denton and Abilene, Texas; Wichita, Kansas; West Lebanon, New Hampshire; Green Bay, Wisconsin; Shreveport, Louisiana and Clarion, Iowa.

Property Acquisition Activity

         During 1998, the Company completed 46 separate industrial property acquisition transactions totaling approximately 12.3 million square feet of GLA at a total purchase price of approximately $491.5 million, or $40.06 per square foot. The Company also purchased one property for redevelopment and numerous land parcels for an aggregate purchase price of approximately $46.3 million. The 247 industrial properties acquired have the following characteristics:

                                     NUMBER OF                                                  OCCUPANCYAT
           METROPOLITAN AREA        PROPERTIES      GLA               PROPERTY TYPE              12/31/98    ACQUISITION DATE
      ----------------------------------------  ----------  ---------------------------------  ----------- -------------------
      Chicago, IL                   1               53,500           Light Industrial             100%     January 9, 1998
      Chicago, IL                   6              353,048   Light Industrial/Bulk Warehouse/      88%    January 12, 1998
                                                                Regional Warehouse/R&D Flex
      Minneapolis, MN               4              318,013            Manufacturing                90%    January 15, 1998
      Chicago, IL                   1              288,000            Bulk Warehouse              100%    January 16, 1998
      Salt Lake City, UT            9              183,772      Light Industrial/R&D Flex          84%    January 28, 1998
      Denver, CO                   10              448,186               R&D Flex                 100%    January 29, 1998
      Chicago, IL                   4              309,386   Light Industrial/Bulk Warehouse       82%    January 30, 1998
      Cincinnati, OH                1               69,220           Light Industrial             100%   February 11, 1998
      Long Island, NY               1               42,700           Light Industrial             100%       March 3, 1998
      Indianapolis, IN              1              181,950            Bulk Warehouse              100%       March 4, 1998
      Philadelphia, PA             16              534,360   Light Industrial/Bulk Warehouse/      89%      March 12, 1998
                                                               Regional Warehouse/R&D Flex
                                                                      /Manufacturing
      Grand Rapids, MI              2               75,200           Light Industrial             100%      March 12, 1998
      Chicago, IL                   1              200,000            Manufacturing               100%      March 17, 1998
      Columbus, OH                  2              217,612               R&D Flex                 100%      March 17, 1998
      Long Island, NY               1               60,000           Light Industrial             100%      March 23, 1998
      Detroit, MI                   1               66,132          Regional Warehouse            100%      March 24, 1998
      Detroit, MI                   7              382,063   Light Industrial/Bulk Warehouse/     100%      March 25, 1998
                                                                         R&D Flex
      Atlanta, GA                   1              123,808            Bulk Warehouse              100%      March 27, 1998
      Grand Rapids, MI              1              423,230            Bulk Warehouse              100%      March 31, 1998
      Long Island, NY               1               99,600           Light Industrial             100%       April 1, 1998
      Hartford, CT                 11              525,800    Light Industrial/Manufacturing       98%       April 1, 1998
      Long Island, NY               1              325,000            Bulk Warehouse              100%       April 1, 1998
      Des Moines, IA                3               75,072           Light Industrial              92%       April 1, 1998
      Detroit, MI                  39              856,910   Light Industrial/Manufacturing/       92%       April 3, 1998
                                                               R&D Flex/Regional Warehouse
      Southern New Jersey  (a)     29            1,531,588   Light Industrial/Bulk Warehouse/      96%       April 6, 1998
                                                             Manufacturing/Regional Warehouse
      Chicago, IL                   1              284,135            Bulk Warehouse              100%       April 9, 1998
      Denver, CO                    1              102,839            Bulk Warehouse              100%      April 14, 1998
      Columbus, OH                  1              300,200            Bulk Warehouse              100%      April 14, 1998
      Baltimore, MD                11              840,967      Light Industrial/R&D Flex          99%      April 15, 1998
      Chicago, IL                   1               56,400           Light Industrial             100%        May 14, 1998
      Tampa, FL  (b)                9              135,662      Light Industrial/R&D Flex          N/A        May 20, 1998
      Detroit, MI  (b)              5              147,725               R&D Flex                  N/A        May 20, 1998
      Des Moines, IA                1               88,000          Regional Warehouse            100%       June 10, 1998
      Chicago, IL  (b)              1              191,145           Light Industrial              N/A       June 10, 1998
      Denver, CO                    1              292,471           Light Industrial             100%       June 23, 1998
      Chicago, IL  (b)              1               84,760           Light Industrial              N/A       June 30, 1998
      Atlanta, GA  (b)              3              347,056   Light Industrial/Bulk Warehouse/      N/A       July 7, 1998
                                                                    Regional Warehouse
      Tampa, FL                     1               44,427               R&D Flex                 100%       July 16, 1998
      Chicago, IL  (b)              1              200,000            Bulk Warehouse               N/A       July 24, 1998
      Phoenix, AZ                   2               87,462           Light Industrial              60%     August 14, 1998
      Long Island, NY  (b)          1               50,338           Light Industrial              N/A     August 18, 1998
      Portland, OR                 36              856,516      Light Industrial/R&D Flex          98%     August 31, 1998
      Philadelphia, PA              2               50,900           Light Industrial              88%  September 30, 1998
      Long Island, NY               1               52,329           Light Industrial              54%    October 21, 1998
      Dayton, OH                    1               20,000               R&D Flex                 100%    October 30, 1998
      Dallas, TX                   12              291,168      Light Industrial/R&D Flex          99%    November 4, 1998
                               ----------       ------------
                    Total         247           12,268,650
                               ==========       ============


         (a)      One property comprising 109,771 square feet was sold on April
                  6, 1998

         (b) Properties were sold to the September 1998 Joint Venture (hereinafter defined) in the fourth quarter of 1998

PROPERTY DEVELOPMENT ACTIVITY

         During 1998, the Company placed in-service 12 developments and two expansions totaling approximately 2.6 million square feet of GLA at a total cost of approximately $85.9 million, or $33.13 per square foot. The developed properties have the following characteristics:

                                                                          OCCUPANCY
     METROPOLITAN AREA              GLA            PROPERTY TYPE         AT 12/31/98              COMPLETION DATE
----------------------------    -----------      ------------------   -------------------      ----------------------

Detroit, MI    (a)                  70,000      Light Industrial              100%                 February 1, 1998

Milwaukee, WI                      466,301      Manufacturing                 100%                    March 2, 1998

Jefferson, IN                      532,400      Bulk Warehouse                100%                      May 1, 1998

Detroit, MI                        268,800      Bulk Warehouse                100%                    June 22, 1998

Detroit, MI                         77,508      Light Industrial              100%                    June 26, 1998

Hartford, CT                       143,391      Bulk Warehouse                 80%                     July 1, 1998

Tampa, FL                           21,778      Light Industrial              100%                September 1, 1998

Cincinnati, OH                     112,500      Bulk Warehouse                 79%               September 15, 1998

Long Island, NY                    215,000      Light Industrial               82%               September 24, 1998

Indianapolis, IN                    60,000      Bulk Warehouse                100%               September 30, 1998

Central, PA                        242,824      Bulk Warehouse                100%               September 30, 1998

Atlanta, GA                        180,000      Bulk Warehouse                100%                  October 1, 1998

Central PA  (a)                    101,620      Light industrial              100%                  October 1, 1998

Indianapolis, IN                   100,000      Bulk Warehouse                100%                 November 1, 1998
                               -----------
                      Total      2,592,122
                               ===========

 (a) Expansion.

        At December 31, 1998, the Company had 20 projects under development, with an estimated completion GLA of 2.5 million square feet and an estimated completion cost of approximately $101.9 million.

PROPERTY SALES

        During 1998, the Company sold 41 in-service properties totaling approximately 2.0 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $99.9 million. The in-service properties sold have the following characteristics:


METROPOLITAN AREA                         GLA                 PROPERTY TYPE                  SALE DATE
-----------------------------       ----------------    -------------------------    -------------------------
Livonia, MI                              38,500             Light Industrial             January 7, 1998
Reading, PA                             100,000              Bulk Warehouse              March 5, 1998
Allentown, PA                           101,750             Light Industrial             March 5, 1998
Allentown, PA                            43,425             Light Industrial             March 5, 1998
Reading, PA                              69,190              Bulk Warehouse              March 5, 1998
Lebanon, PA                              88,400              Bulk Warehouse              March 11, 1998
Cherry Hill, NJ                         109,771              Bulk Warehouse              April 6, 1998
Byron, MI                                16,000             Light Industrial             July 21, 1998
Madison Heights, MI                      29,550             Light Industrial             July 30, 1998
Chicago, IL                              80,400             Light Industrial             September 2, 1998
Denver, CO                               43,720                 R&D Flex                 September 8, 1998
Chicago, IL   (a)                       200,000              Bulk Warehouse              October 6, 1998
Chicago, IL   (a)                       191,145             Light Industrial             October 6, 1998
Detroit, MI   (a)                       147,725                 R&D Flex                 November 5, 1998
Long Island, NY  (a)                     50,338             Light Industrial             November 19, 1998
Chicago, IL  (a)                         84,760             Light Industrial             November 19, 1998
Atlanta, GA  (a)                        347,056            Light Industrial/             November 19, 1998
                                                            Bulk Warehouse/
                                                           Regional Warehouse
Tampa, FL  (a)                          135,662            Light Industrial/             November 19, 1998
                                                                R&D Flex
Englewood, CO                            64,733             Light Industrial             December 11, 1998
Farmington Hills, MI                      7,306             Light Industrial             December 15, 1998
Hamilton, NJ                             37,406             Light Industrial             December 30, 1998
Olivette, MO                             31,500              Manufacturing               December 30, 1998
Denver, CO                               28,600             Light Industrial             December 31, 1998

                                  ----------------
                       Total          2,046,937
                                  ================

(a) Properties were sold to the September 1998 Joint Venture (hereinafter defined)

PROPERTY ACQUISITIONS, DEVELOPMENTS AND SALES SUBSEQUENT TO YEAR END

        During the period January 1, 1999 through March 12, 1999, the
Company acquired or completed development of four industrial properties and one land parcel for a total estimated investment of approximately $28.0 million. The Company also sold seven industrial properties for approximately $12.5 million of gross proceeds.

DETAIL PROPERTY LISTING

         The following table lists all of the Company's properties as of December 31, 1998, by geographic market area.

                                                                  PROPERTY LISTING

                                  LOCATION                   YEAR BUILT-                    LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS           CITY/STATE   ENCUMBRANCES   RENOVATED    BUILDING TYPE      (ACRES)      GLA        12/31/98
      ----------------           ----------   ------------   ----------   -------------      -------      ---        --------

ATLANTA
-------
4250 River Green Parkway         Duluth, GA         (b)        1988       R&D/Flex              2.14     28,942       100%
3400 Corporate Parkway           Duluth, GA         (b)        1987       Light Industrial      3.73     59,959       100%
3450 Corporate Parkway           Duluth, GA         (b)        1988       R&D/Flex              2.38     37,346        66%
3500 Corporate Parkway           Duluth, GA         (b)        1991       R&D/Flex              2.80     44,242       100%
3425 Corporate Parkway           Duluth, GA         (b)        1990       R&D/Flex              3.49     42,978       100%
1650 GA Highway 155              McDonough, GA                 1991       Bulk Warehouse       12.80    228,400       100%
415 Industrial Park Road         Cartersville, GA              1986       Manufacturing         9.27    119,657       100%
434 Industrial Park Road         Cartersville, GA              1988       Manufacturing         8.07     57,493       100%
435 Industrial Park Road         Cartersville, GA              1986       Reg. Warehouse        8.03     71,000       100%
14101 Industrial Park Blvd.      Covington, GA                 1984       Light Industrial      9.25     92,160       100%
801-804 Blacklawn Road           Conyers, GA                   1982       Bulk Warehouse        6.67    111,090       100%
1665 Dogwood Drive               Conyers, GA                   1973       Manufacturing         9.46    198,000       100%
1715 Dogwood Drive               Conyers, GA                   1973       Manufacturing         4.61    100,000       100%
11235 Harland Drive              Covington, GA                 1988       Light Industrial      5.39     32,361       100%
700 Westlake Parkway             Atlanta, GA                   1990       Light Industrial      3.50     56,400       100%
800 Westlake Parkway             Atlanta, GA                   1991       Bulk Warehouse        7.40    132,400        80%
4050 Southmeadow Parkway         Atlanta, GA                   1991       Reg. Warehouse        6.60     87,328       100%
4051 Southmeadow Parkway         Atlanta, GA                   1989       Bulk Warehouse       11.20    171,671       100%
4071 Southmeadow Parkway         Atlanta, GA                   1991       Bulk Warehouse       17.80    209,918       100%
4081 Southmeadow Parkway         Atlanta, GA                   1989       Bulk Warehouse       12.83    254,172       100%
1875 Rockdale Industrial Blvd.   Conyers, GA                   1966       Manufacturing         5.70    121,600       100%
3312 N. Berkeley Lake Road       Duluth, GA                    1969       Bulk Warehouse       52.11  1,040,276       100%
370 Great Southwest Pkway (n)    Atlanta, GA                   1986       Light Industrial      8.06    150,536        80%
3495 Bankhead Highway (n)        Atlanta, GA                   1986       Bulk Warehouse       20.50    408,819        70%
955 Cobb Place                   Kennesaw, GA                  1991       Reg. Warehouse        8.73     97,518       100%
6105 Boatrock Boulevard          Atlanta, GA                   1972       Light Industrial      1.79     32,000       100%
1640 Sands Place                 Marietta, GA                  1977       Light Industrial      1.97     35,425       100%
7000 Highland Parkway            Smyrna, GA                    1998       Bulk Warehouse       10.00    123,808       100%
2084 Lake Industrial Court       Conyers, GA                   1998       Bulk Warehouse       13.74    180,000       100%
                                                                                                      ----------     -------
                                                                          SUBTOTAL OR AVERAGE         4,325,499        95%
                                                                                                      ----------     -------
BALTIMORE
---------
3431 Benson                      Baltimore, MD                 1988       Light Industrial      3.48     60,400       100%
1801 Portal                      Baltimore, MD                 1987       Light Industrial      3.72     57,600       100%
1811 Portal                      Baltimore, MD                 1987       Light Industrial      3.32     60,000       100%
1831 Portal                      Baltimore, MD                 1990       Light Industrial      3.18     46,522       100%
1821 Portal                      Baltimore, MD                 1986       Light Industrial      4.63     86,234       100%
1820 Portal                      Baltimore, MD      (i)        1982       Bulk Warehouse        6.55    171,000       100%
6615 Tributary                   Baltimore, MD                 1987       Light Industrial      4.36     65,860       100%
7340 Executive                   Frederick, MD                 1988       R&D/Flex              9.38     78,421       100%
4845 Governers Way               Frederick, MD                 1988       Light Industrial      5.47     83,064       100%
8900 Yellow Brick Road           Baltimore, MD                 1982       Light Industrial      5.80     60,000       100%
7476 New Ridge                   Hanover, MD                   1987       Light Industrial     18.00     71,866       89%
                                                                                                      ----------     -------
                                                                          SUBTOTAL OR AVERAGE           840,967       99%
                                                                                                      ----------     -------
BATON ROUGE
-----------
11200 Industriplex Blvd.         Baton Rouge, LA               1986       Light Industrial      3.00     42,355       100%
11441 Industriplex Blvd.         Baton Rouge, LA               1987       Light Industrial      2.40     35,596       81%
11301 Industriplex Blvd.         Baton Rouge, LA               1985       Light Industrial      2.50     38,396       100%
6565 Exchequer Drive             Baton Rouge, LA               1986       Bulk Warehouse        5.30    108,800       100%
                                                                                                      ----------     -------
                                                                          SUBTOTAL OR AVERAGE           225,147       97%
                                                                                                      ----------     -------
CENTRAL PENNSYLVANIA
--------------------
1214-B Freedom Road              Cranberry, PA                 1982       Reg. Warehouse        5.99     32,779       100%
401 Russell Drive                Middletown, PA                1990       Reg. Warehouse        5.20     52,800       100%
2700 Commerce Drive              Middletown, PA                1990       Reg. Warehouse        3.60     32,000       100%
2701 Commerce Drive              Middletown, PA                1989       Light Industrial      6.40     48,000       100%
2780 Commerce Drive              Middletown, PA                1989       Light Industrial      2.00     21,600       100%
5035 Ritter Road                 Mechanicsburg, PA             1988       R&D/Flex              5.50     56,556       100%
5070-B Ritter Road (n)           Mechanicsburg, PA             1989       Light Industrial      5.20     60,000       100%
6340 Flank Drive                 Harrisburg, PA                1988       Light Industrial      6.70     68,200       71%
6345 Flank Drive                 Harrisburg, PA                1989       R&D/Flex              7.00     69,443       87%
6360 Flank Drive                 Harrisburg, PA                1988       R&D/Flex              5.30     46,500       81%
6380 Flank Drive                 Harrisburg, PA                1991       R&D/Flex              3.70     32,000       100%
6400 Flank Drive                 Harrisburg, PA                1992       R&D/Flex              5.30     52,439       100%

                               LOCATION                   YEAR BUILT-                    LAND AREA            OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE   ENCUMBRANCES    RENOVATED   BUILDING TYPE      (ACRES)      GLA      12/31/98
      ----------------        ----------   ------------   ----------   -------------      -------      ---      --------

CENTRAL PENNSYLVANIA (CONT.)
----------------------------
6405 Flank Drive              Harrisburg, PA                1991       R&D/Flex              5.96     32,000       100%
7125 Grayson Road             Harrisburg, PA                1991       Bulk Warehouse       17.17    300,000       100%
7253 Grayson Road             Harrisburg, PA                1990       Bulk Warehouse       12.42    196,000        81%
5020 Louise Drive             Mechanicsburg, PA  (a)        1995       Light Industrial      5.06     49,350       100%
7195 Grayson Road             Harrisburg, PA     (a)        1994       Bulk Warehouse        6.02    100,000       100%
400 First Street              Middletown, PA               1963/96     Bulk Warehouse       14.88    167,500       100%
401 First Street              Middletown, PA               1963/96     Bulk Warehouse       43.55    490,140       100%
500 Industrial Lane           Middletown, PA               1970/96     Bulk Warehouse       10.29    115,890       100%
600 Hunter Lane               Middletown, PA                1996       Bulk Warehouse       14.77    216,387       100%
300 Hunter Lane               Middletown, PA                1996       Bulk Warehouse       16.71    321,333       100%
Fruehauf Building #6          Middletown, PA                1998       Bulk Warehouse        0.00    242,824       100%
3380 Susquehanna Trail North  York, PA                      1990       Bulk Warehouse       10.00    112,500       100%
495 East Locust Lane          York, PA                      1993       Bulk Warehouse       15.00    200,000       100%
350 Old Silver Spring Road    Mechanicsburg, PA             1968       Light Industrial     20.00    264,120       100%
4500 Westport Drive           Mechanicsburg, PA             1996       Bulk Warehouse       11.20    178,600       100%
41 Weaver Road                Denver, PA                    1974       Bulk Warehouse       85.00    623,832        66%
                                                                                                   ----------     -------
                                                                       SUBTOTAL OR AVERAGE         4,182,793        93%
                                                                                                   ----------     -------
CHICAGO
-------
720-730 Landwehr Road         Northbrook, IL     (b)        1978       Light Industrial      4.29     66,912       100%
3170-3190 MacArthur Blvd.     Northbrook, IL     (b)        1978       Light Industrial      2.14     41,822       100%
20W201 101st Street           Lemont, IL         (b)        1988       Bulk Warehouse        8.72    160,200       100%
280-296 Palatine Road         Wheeling, IL       (b)        1978       Bulk Warehouse        4.67     90,387        90%
1330 West 43rd Street         Chicago, IL                   1977       Bulk Warehouse        4.25    109,728       100%
2300 Hammond Drive            Schaumburg, IL                1970       Light Industrial      4.13     77,000       100%
6500 North Lincoln Avenue     Lincolnwood, IL              1965/88     Light Industrial      2.52     63,050        62%
3600 West Pratt Avenue        Lincolnwood, IL              1953/88     Bulk Warehouse        6.35    205,481       100%
917 North Shore Drive         Lake Bluff, IL                1974       Light Industrial      4.27     84,575       100%
6750 South Sayre Avenue       Bedford Park, IL              1975       Light Industrial      2.51     63,383       100%
585 Slawin Court              Mount Prospect, IL            1992       R&D/Flex              3.71     38,150       100%
2300 Windsor Court            Addison, IL                   1986       Bulk Warehouse        6.80    105,100        81%
3505 Thayer Court             Aurora, IL                    1989       Light Industrial      4.60     64,220       100%
3600 Thayer Court             Aurora, IL                    1989       Light Industrial      6.80     67,058       100%
736-776 Industrial Drive      Elmhurst, IL                  1975       Light Industrial      3.79     80,520       100%
5310-5352 East Avenue         Countryside, IL               1975       Light Industrial      4.77     88,042       100%
12330-12358 South LaTrobe     Alsip, IL                     1975       Light Industrial      3.71     85,390        92%
480 East 14th St.             Chicago Heights, IL           1958       Bulk Warehouse       11.66    285,000       100%
305-311 Era Drive             Northbrook, IL                1978       Light Industrial      1.82     27,549       100%
700-714 Landwehr Road         Northbrook, IL                1978       Light Industrial      1.99     41,835        91%
4330 South Racine Avenue      Chicago, IL                   1978       Manufacturing         5.57    168,000       100%
13040 S. Crawford Avenue      Alsip, IL                     1976       Bulk Warehouse       15.12    400,076       100%
12241 Melrose Street          Franklin Park, IL             1969       Light Industrial      2.47     77,031       100%
3150-3160 MacArthur Blvd.     Northbrook, IL     (a)        1978       Light Industrial      2.14     41,820       100%
2101-2125 Gardner Road        Broadview, IL      (a)       1950/69     Manufacturing         9.98    323,425       100%
365 North Avenue              Carol Stream, IL   (a)        1969       Bulk Warehouse       28.65    225,000       100%
2942 MacArthur Boulevard      Northbrook, IL     (a)        1979       R&D/Flex              3.12     49,730       100%
7200 S. Leamington            Bedford Park, IL              1950       Bulk Warehouse       12.24    310,752       100%
12301-12325 S. Laramie Avenue Alsip, IL                     1975       Bulk Warehouse        8.83    204,586       100%
6300 West Howard Street       Niles, IL                    1956/64     Manufacturing        19.50    364,000       100%
301 Hintz                     Wheeling, IL                  1960       Manufacturing         2.51     43,636       100%
301 Alice                     Wheeling, IL                  1965       Light Industrial      2.88     65,450       100%
410 West 169th Street         South Holland, IL             1974       Bulk Warehouse        6.40    151,436       100%
1001 Commerce Court           Buffalo Grove, IL             1989       Light Industrial      5.37     84,956       100%
11939 South Central Avenue    Alsip, IL                     1972       Bulk Warehouse       12.60    320,171        99%
405 East Shawmut              LaGrange, IL                  1965       Light Industrial      3.39     59,075       100%
2201 Lunt                     Elk Grove  Village, IL        1963       Bulk Warehouse        7.98    212,040        85%
1010-50 Sesame Street         Bensenville, IL    (f)        1976       Manufacturing         8.00    252,000       100%
5555 West 70th Place          Bedford Park, IL              1973       Manufacturing         2.50     41,531       100%
3200-3250 South St. Louis (n) Chicago, IL                   1968       Light Industrial      8.66     74,685       100%
3110-3130 South St. Louis     Chicago, IL                   1968       Light Industrial      4.00     23,254       100%
7301 South Hamlin             Chicago, IL                  1975/86     Light Industrial      1.49     56,017       100%
7401 South Pulaski            Chicago, IL                  1975/86     Bulk Warehouse        5.36    213,670        99%
3900 West 74th Street         Chicago, IL                  1975/86     Reg. Warehouse        2.13     66,000       100%
7501 South Pulaski            Chicago, IL                  1975/86     Bulk Warehouse        3.88    145,714         0%
396 Fenton Lane               West Chicago, IL              1987       R&D/Flex              2.74     36,480       100%
400 Wegner Drive              West Chicago, IL              1988       Light Industrial      1.33     22,480       100%
450 Fenton Lane               West Chicago, IL              1990       R&D/Flex              2.74     35,880        61%
1275 Roosevelt Road           West Chicago, IL              1986       R&D/Flex              5.50     54,660        85%
385 Fenton Lane               West Chicago, IL              1990       Bulk Warehouse        6.79    182,000       100%
505 Wegner Drive              West Chicago, IL              1988       Reg. Warehouse        1.92     21,548         0%
335 Crossroad Parkway         Bolingbrook, IL               1996       Bulk Warehouse       12.86    288,000       100%
10435 Seymour Avenue          Franklin Park, IL             1967       Light Industrial      1.85     53,500       100%




                                  LOCATION                   YEAR BUILT-                    LAND AREA            OCCUPANCY AT
      BUILDING ADDRESS           CITY/STATE   ENCUMBRANCES    RENOVATED   BUILDING TYPE      (ACRES)      GLA      12/31/98
      ----------------           ----------   ------------   ----------   -------------      -------      ---      --------

CHICAGO (CONT.)
---------------
905 Paramount                    Batavia, IL                   1977       Light Industrial      2.60     60,000        33%
1005 Paramount                   Batavia, IL                   1978       Light Industrial      2.50     64,787       100%
34-45 Lake Street                Northlake, IL                 1978       Bulk Warehouse        5.71    124,804       100%
2120-24 Roberts                  Broadview, IL                 1960       Light Industrial      2.30     60,008        73%
4309 South Morgan Street         Chicago, IL                   1975       Manufacturing         6.91    200,000       100%
405-17 University Drive          Arlington Hgts, IL            1977       Light Industrial      2.42     56,400       100%
                                                                                                      ----------     -------
                                                                          SUBTOTAL OR AVERAGE         7,080,004       95%
                                                                                                      ----------     -------
CINCINNATI
----------
9900-9970 Princeton              Cincinnati, OH     (c)        1970       Bulk Warehouse       10.64    185,580        98%
2940 Highland Avenue             Cincinnati, OH     (c)       1969/74     Bulk Warehouse       17.08    502,000       100%
4700-4750 Creek Road             Blue Ash, OH       (c)        1960       Light Industrial     15.32    265,000        96%
4860 Duff Drive                  Cincinnati, OH                1979       Light Industrial      1.02     15,986       100%
4866 Duff Drive                  Cincinnati, OH                1979       Light Industrial      1.02     16,000       100%
4884 Duff Drive                  Cincinnati, OH                1979       Light Industrial      1.59     25,000        70%
4890 Duff Drive                  Cincinnati, OH                1979       Light Industrial      1.59     25,018       100%
9636-9643 Interocean Drive       Cincinnati, OH                1983       Light Industrial      4.13     29,371       100%
7600 Empire Drive                Florence, KY                  1964       Manufacturing        38.73    570,000       100%
12072 Best Place                 Springboro, OH                1984       Bulk Warehouse        7.80    112,500        86%
901 Pleasant Valley Drive        Springboro, OH                1984       Light Industrial      7.70     69,220       100%
                                                                                                      ----------     -------
                                                                          SUBTOTAL OR AVERAGE         1,815,675       98%
                                                                                                      ----------     -------
CLEVELAND
---------
6675 Parkland Boulevard          Salon, OH                     1991       R&D/Flex             10.41    102,500       100%
21510-21600 Alexander Rd. (o)    Oakwood, OH                   1985       Light Industrial      5.70    106,721        98%
5405 & 5505 Valley Belt Rd.(n)   Independence, OH              1983       Light Industrial      6.23     62,395       100%
10145 Philipp Parkway            Streetsboro, OH               1994       Reg. Warehouse        4.00     51,525       100%
4410 HAMANN                      WILLOUGHBY, OH                1975       LIGHT INDUSTRIAL      1.40     32,000       100%
                                                                                                      ----------     -------
                                                                          SUBTOTAL OR AVERAGE           355,141        99%
                                                                                                      ----------     -------
COLUMBUS
--------
6911 Americana Parkway           Columbus, OH                  1980       Light Industrial      4.05     56,849        78%
3800 Lockbourne Industrial Pky   Columbus, OH                  1986       Bulk Warehouse       43.60    404,734       100%
3880 Groveport Road              Obetz, OH                     1986       Bulk Warehouse       22.13    705,600       100%
1819 North Walcutt Road          Columbus, OH                  1973       Bulk Warehouse       11.33    243,000        88%
4300 Cemetery Road               Hilliard, OH                  1968       Manufacturing        62.71    255,470       100%
4115 Leap Road   (n)             Hilliard, OH                  1977       R&D/Flex             18.66    217,612       100%
3300 Lockbourne                  Columbus, OH                  1964       Bulk Warehouse       17.00    300,200       100%
                                                                                                      ----------     -------
                                                                          SUBTOTAL OR AVERAGE         2,183,465        98%
                                                                                                      ----------     -------
DALLAS
------
1275-1281 Roundtable Drive       Dallas, TX                    1966       Light Industrial      1.75     30,642       100%
2406-2416 Walnut Ridge           Dallas, TX                    1978       Light Industrial      1.76     44,000       100%
12750 Perimeter Drive            Dallas, TX                    1979       Bulk Warehouse        6.72    178,200       100%
1324-1343 Roundtable Drive       Dallas, TX                    1972       Light Industrial      2.09     47,000       100%
1405-1409 Avenue II East         Grand Prairie, TX             1969       Light Industrial      1.79     36,000       100%
2651-2677 Manana                 Dallas, TX                    1966       Light Industrial      2.55     82,229       100%
2401-2419 Walnut Ridge           Dallas, TX                    1978       Light Industrial      1.20     30,000       100%
4248-4252 Simonton               Farmers Ranch, TX             1973       Bulk Warehouse        8.18    205,693       100%
900-906 Great Southwest Pkwy     Arlington, TX                 1972       Light Industrial      3.20     69,761       100%
2179 Shiloh Road                 Garland, TX                   1982       Reg. Warehouse        3.63     65,700       100%
2159 Shiloh Road                 Garland, TX                   1982       R&D/Flex              1.15     20,800       100%
2701 Shiloh Road                 Garland, TX                   1981       Bulk Warehouse        8.20    214,650       100%
12784 Perimeter Drive (o)        Dallas, TX                    1981       Light Industrial      4.57     95,671       100%
3000 West Commerce               Dallas, TX                    1980       Manufacturing        11.23    128,478       100%
3030 Hansboro                    Dallas, TX                    1971       Bulk Warehouse        3.71    100,000       100%
5222 Cockrell Hill               Dallas, TX                    1973       Manufacturing         4.79     96,506       100%
405-407 113th                    Arlington, TX                 1969       Light Industrial      2.75     60,000       100%
816 111th Street                 Arlington, TX                 1972       Light Industrial      2.89     65,000         0%
1017-25 Jacksboro Highway        Fort Worth, TX                1970       Light Industrial      1.49     30.000       100%
7341 Dogwood Park                Richland Hills, TX            1973       Light Industrial      1.09     20,000       100%
7427 Dogwood Park                Richland Hills, TX            1973       Light Industrial      1.60     27,500       100%
7348-54 Tower Street             Richland Hills, TX            1978       Light Industrial      1.09     20,000       100%
7370 Dogwood Park                Richland Hills, TX (m)        1987       Light Industrial      1.18     18,500       100%
7339-41 Tower Street             Richland Hills, TX            1980       Light Industrial      0.95     17,600       100%
7437-45 Tower Street             Richland Hills, TX            1977       Light Industrial      1.16     20,000       100%
7331-59 Airport Freeway          Richland Hills, TX            1987       R&D/Flex              2.63     37,800       100%
7338-60 Dogwood Park             Richland Hills, TX            1978       R&D/Flex              1.51     26,208        92%
7450-70 Dogwood Park             Richland Hills, TX (m)        1985       Light Industrial      0.88     18,000       100%
7423-49 Airport Freeway          Richland Hills, TX (m)        1985       R&D/Flex              2.39     33,810       100%
7400 Whitehall Street            Richland Hills, TX            1994       Light Industrial      1.07     21,750       100%
                                                                                                      ----------     -------
                                                                          SUBTOTAL OR AVERAGE         1,861,498        96%
                                                                                                      ----------     -------
DAYTON
------
6094-6104 Executive Boulevard    Huber Heights, OH             1975       Light Industrial      3.33     43,200       100%
6202-6220 Executive Boulevard    Huber Heights, OH             1996       Light Industrial      3.79     64,000       100%
6268-6294 Executive Boulevard    Huber Heights, OH             1989       Light Industrial      4.03     60,800       79%


                                    LOCATION                  YEAR BUILT-                     LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS             CITY/STATE  ENCUMBRANCES    RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/98
      ----------------             ----------  ------------   ----------   -------------       -------      ---        --------

DAYTON (CONT.)
--------------
5749-5753 Executive Boulevard      Huber Heights, OH             1975      Light Industrial       1.15     12,000       100%
6230-6266 Executive Boulevard      Huber Heights, OH             1979      Light Industrial       5.30     84,000       100%
2200-2224 Sandridge Road           Moriane, OH                   1983      Light Industrial       2.96     58,746       100%
8119-8137 Uehling Lane             Dayton, OH                    1978      R&D/Flex               1.15     20,000       100%
                                                                                                        ----------     -------
                                                                           SUBTOTAL OR AVERAGE            342,746       96%
                                                                                                        ----------     -------
DENVER
------
7100 North Broadway - Bldg. 1      Denver, CO                    1978      Light Industrial      16.80     32,269       94%
7100 North Broadway - Bldg. 2      Denver, CO                    1978      Light Industrial      16.90     32,500       77%
7100 North Broadway - Bldg. 3      Denver, CO                    1978      Light Industrial      11.60     22,259       100%
7100 North Broadway - Bldg. 5      Denver, CO                    1978      Light Industrial      15.00     28,789       97%
7100 North Broadway - Bldg. 6      Denver, CO                    1978      Light Industrial      22.50     38,255       95%
10691 East Bethany Drive           Aurora, CO                    1979      Light Industrial       1.84     25,026       100%
20100 East 32nd Avenue Parkway     Aurora, CO                    1997      R&D/Flex               4.10     51,300       99%
15700 - 15820 West 6th Avenue      Golden, CO                    1978      Light Industrial       1.92     52,758       89%
12850-15884 West 6th Avenue        Golden, CO                    1978      Light Industrial       1.92     31,856       100%
5454 Washington                    Denver, CO                    1985      Light Industrial       4.00     34,740       88%
5801 West 6th Avenue               Lakewood, CO                  1980      Light Industrial       1.03     15,500       70%
5805 West 6th Avenue               Lakewood, CO                  1980      Light Industrial       1.03     20,358       23%
5815 West 6th Avenue               Lakewood, CO                  1980      Light Industrial       1.03     20,765       100%
5825 West 6th Avenue               Lakewood, CO                  1980      R&D/Flex               1.03     20,748       100%
5835 West 6th Avenue               Lakewood, CO                  1980      Light Industrial       1.03     20,490       100%
525 East 70th Street               Denver, CO                    1985      Light Industrial       5.18     12,000       100%
565 East 70th Street               Denver, CO                    1985      Light Industrial       5.18     29,990       100%
605 East 70th Street               Denver, CO                    1985      Light Industrial       5.18     34,000       88%
625 East 70th Street               Denver, CO                    1985      Light Industrial       5.18     24,000       100%
665 East 70th Street               Denver, CO                    1985      Light Industrial       5.18     24,000       83%
700 West 48th Street               Denver, CO                    1984      Light Industrial       5.40     53,431       100%
702 West 48th Street               Denver, CO                    1984      Light Industrial       5.40     23,820       100%
800 East 73rd                      Denver, CO                    1984      R&D/Flex               4.50     49,360       100%
850 East 73rd                      Denver, CO                    1984      R&D/Flex               4.50     38,962       100%
6425 North Washington              Denver, CO                    1983      R&D/Flex               4.05     82,120       100%
3370 North Peoria Street           Aurora, CO                    1978      R&D/Flex               1.64     25,520       50%
3390 North Peoria Street           Aurora, CO                    1978      R&D/Flex               1.46     22,699       100%
3508-3538 North Peoria Street      Aurora, CO                    1978      R&D/Flex               2.61     40,653       100%
3568 North Peoria Street           Aurora, CO                    1978      R&D/Flex               2.24     34,775       100%
3350 North Peoria Street           Aurora, CO                    1978      R&D/Flex               2.16     33,573       96%
4785 Elati                         Denver, CO                    1972      Light Industrial       3.34     34,777       100%
4770 Fox Street                    Denver, CO                    1972      Light Industrial       3.38     26,565       100%
1550 West Evans                    Denver, CO                    1975      Light Industrial       3.92     78,788       100%
12401-41 East 37th Avenue          Denver, CO                    1980      R&D/Flex               1.19     26,922       100%
3751 - 71 Revere Street            Denver, CO                    1980      Reg. Warehouse         2.41     54,666       100%
3871 Revere Street                 Denver, CO                    1980      Reg. Warehouse         3.19     75,265       100%
5454 Havana Street                 Denver, CO                    1980      R&D/Flex               2.68     42,504       100%
5500 Havana Street                 Denver, CO                    1980      R&D/Flex               2.19     34,776       100%
4570 Ivy Street                    Denver, CO                    1985      Light Industrial       1.77     31,355       100%
5855 Stapleton Drive North         Denver, CO                    1985      Light Industrial       2.33     41,268       91%
5885 Stapleton Drive North         Denver, CO                    1985      Light Industrial       3.05     53,893       100%
5200-5280 North Broadway           Denver, CO                    1977      Light Industrial       1.54     31,780       100%
5977-5995 North Broadway           Denver, CO                    1978      Light Industrial       4.96     50,280       100%
2952-5978 North Broadway           Denver, CO                    1978      Light Industrial       7.91     88,977       100%
6400 North Broadway                Denver, CO                    1982      Light Industrial       4.51     69,430       100%
875 Parfet Street                  Lakewood, CO                  1975      Light Industrial       3.06     49,216       100%
4721 Ironton Street                Denver, CO                    1969      R&D/Flex               2.84     50,160       100%
833 Parfet Street                  Lakewood, CO                  1974      R&D/Flex               2.57     24,800       100%
11005 West 8th Avenue              Lakewood, CO                  1974      Light Industrial       2.57     25,672       100%
7100 North Broadway - 7            Denver, CO                    1985      R&D/Flex               2.30     24,822       97%
7100 North Broadway - 8            Denver, CO                    1985      R&D/Flex               2.30      9,107       100%
6804 East 48th Avenue              Denver, CO                    1973      R&D/Flex               2.23     46,464       100%
445 Bryant Street                  Denver, CO                    1960      Light Industrial       6.31    292,471       100%
East 47th Drive -A                 Denver, CO                    1997      R&D/Flex               3.00     51,200       100%
Centennial Airport Business Pk.    Denver, CO                    1997      R&D/Flex               3.20     59,270       100%
9500 W. 49th Street - A            Wheatridge, CO                1997      Light Industrial       1.74     19,217       100%
9500 W. 49th Street - B            Wheatridge, CO                1997      Light Industrial       1.74     16,441       100%
9500 W. 49th Street - C            Wheatridge, CO                1997      R&D/Flex               1.74     29,174       100%
9500 W. 49th Street - D            Wheatridge, CO                1997      Light Industrial       1.74     41,615       100%
8100 South Park Way - A            Littleton, CO                 1997      R&D/Flex               3.33     52,581       100%
8100 South Park Way - B            Littleton, CO                 1984      R&D/Flex               0.78     12,204       100%
8100 South Park Way - C            Littleton, CO                 1984      Light Industrial       4.28     67,520       100%
451-591 East 124th Avenue          Littleton, CO                 1979      Light Industrial       4.96     59,711       100%
14100 East Jewell                  Aurora, CO                    1980      R&D/Flex               3.67     58,553       67%
14190 East Jewell                  Aurora,  CO                   1980      R&D/Flex               1.84     29,442       92%
608 Garrison Street                Lakewood, CO                  1984      R&D/Flex               2.17     25,075       85%
610 Garrison Street                Lakewood, CO                  1984      R&D/Flex               2.17     24,965       100%



                                    LOCATION                  YEAR BUILT-                     LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS             CITY/STATE  ENCUMBRANCES    RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/98
      ----------------             ----------  ------------   ----------   -------------       -------      ---        --------

DENVER (CONT.)
--------------
1111 West Evans (A&C)              Denver, CO                    1986      Light Industrial       2.00     36,894       100%
1111 West Evans (B)                Denver, CO                    1986      Light Industrial       0.50      4,725       100%
15000 West 6th Avenue              Golden, CO                    1985      R&D/Flex               5.25     69,279       100%
14998 West 6th Avenue E            Golden, CO                    1995      R&D/Flex               2.29     42,832       100%
14998 West 6th Avenue F            Englewood, CO                 1995      R&D/Flex               2.29     20,424       100%
12503 East Euclid Drive            Denver, CO                    1986      R&D/Flex              10.90     97,871       100%
6547 South Racine Circle           Englewood, CO                 1996      Light Industrial       3.92     60,112       85%
7800 East Iliff Avenue             Denver, CO                    1983      R&D/Flex               3.06     22,296       100%
2369 South Trenton Way             Denver, CO                    1983      R&D/Flex               4.80     33,267       62%
2370 South Trenton Way             Denver, CO                    1983      R&D/Flex               3.27     22,735       100%
2422 South Trenton Way             Denver, CO                    1983      R&D/Flex               3.94     27,413       100%
2452 South Trenton Way             Denver, CO                    1983      R&D/Flex               6.78     47,931       100%
651 Topeka Way                     Denver, CO                    1985      R&D/Flex               4.53     24,000       100%
680 Atchinson Way                  Denver, CO                    1985      R&D/Flex               4.53     24,000       100%
8122 South Park Lane - A           Littleton, CO                 1986      R&D/Flex               5.09     43,987       100%
8122 South Park Lane -  B          Littleton, CO                 1986      Light Industrial       2.28     20,389       100%
1600 South Abilene                 Aurora, CO                    1986      R&D/Flex               3.53     47,930       100%
1620 South Abilene                 Aurora, CO                    1986      Light Industrial       2.04     27,666       100%
1640 South Abilene                 Aurora, CO                    1986      Light Industrial       2.80     37,948       100%
13900 East Florida Avenue          Aurora, CO                    1986      R&D/Flex               1.44     19,493       100%
4301 South Federal Boulevard       Englewood, CO                 1997      Reg. Warehouse         2.80     35,381       100%
14401-14492 East 33rd Place        Aurora, CO                    1979      Bulk Warehouse         4.75    100,100       100%
11701 East 53rd Avenue             Denver, CO                    1985      Reg. Warehouse         4.19     81,981       100%
5401 Oswego Street                 Denver, CO                    1985      Reg. Warehouse         2.80     53,838       100%
3811 Joliet                        Denver, CO                    1977      R&D/Flex              14.24    124,290       100%
2630 West 2nd Avenue               Denver, CO                    1970      Light Industrial       0.50      8,260       100%
2650 West 2nd Avenue               Denver, CO                    1970      Light Industrial       2.80     36,081       83%
14818 West 6th Avenue Bldg. A      Golden, CO                    1985      R&D/Flex               2.54     39,776       100%
14828 West 6th Avenue Bldg. B      Golden, CO                    1985      R&D/Flex               2.54     41,805       100%
12055 E. 49th Ave/4955 Peoria      Denver, CO                    1984      R&D/Flex               3.09     49,575       100%
4940-4950 Paris                    Denver, CO                    1984      R&D/Flex               1.58     25,290       100%
4970 Paris                         Denver, CO                    1984      R&D/Flex               0.98     15,767       100%
5010 Paris                         Denver, CO                    1984      R&D/Flex               0.92     14,822       100%
7367 South Revere Parkway          Englewood, CO                 1997      Bulk Warehouse         8.50    102,839       100%
                                                                                                        ----------     -------
                                                                           SUBTOTAL OR AVERAGE          4,248,439       97%
                                                                                                        ----------     -------
DES MOINES
----------
1500 East Washington Avenue        Des Moines, IA                1987      Bulk Warehouse        13.25    192,466       100%
1600 East Washington Avenue        Des Moines, IA                1987      Bulk Warehouse         6.78     81,866       100%
4121 McDonald Avenue               Des Moines, IA                1977      Bulk Warehouse        11.02    177,431       100%
4141 McDonald Avenue               Des Moines, IA                1976      Bulk Warehouse        11.03    263,196       100%
4161 McDonald Avenue               Des Moines, IA                1979      Bulk Warehouse        11.02    164,084       100%
5701 NE 17th Street                Des Moines, IA                1968      Light Industrial       2.30     54,000       100%
3100 Justin                        Des Moines, IA                1970      Light Industrial       2.16     30,000       100%
3101 104th St.                     Des Moines, IA                1970      Light Industrial       2.16     30,072        81%
3051 104th St.                     Des Moines, IA                1993      Light Industrial       1.08     15,000       100%
2250 Delaware Ave.                 Des Moines, IA                1975      Reg. Warehouse         4.20     88,000       100%
                                                                                                        ----------     -------
                                                                           SUBTOTAL OR AVERAGE          1,096,115       99%
                                                                                                        ----------     -------
DETROIT
-------
2654 Elliott                       Troy, MI           (b)        1986      R&D/Flex               0.75      9,700       100%
1731 Thorncroft                    Troy, MI           (b)        1969      Light Industrial       2.26     38,000       100%
1653 E. Maple                      Troy, MI           (b)        1990      R&D/Flex               1.38     23,392       100%
47461 Clipper                      Plymouth, MI       (b)        1992      Light Industrial       1.10     11,600       100%
47522 Galleon                      Plymouth, MI       (b)        1990      Light Industrial       0.90     13,507       100%
4150 Varsity Drive                 Ann Arbor, MI      (b)        1986      Light Industrial       4.32     26,400       100%
1330 Crooks Road                   Clawson, MI        (b)        1960      Light Industrial       5.55     42,360       100%
12000 Merriman Road                Livonia, MI                   1975      Bulk Warehouse         9.28    180,000       67%
238 Executive Drive                Troy, MI                      1973      Light Industrial       1.32     13,740       100%
256 Executive Drive                Troy, MI                      1974      Light Industrial       1.12     11,273       100%
301 Executive Drive                Troy, MI                      1974      Light Industrial       1.27     20,411       100%
449 Executive Drive                Troy, MI                      1975      Reg. Warehouse         2.12     33,001       100%
501 Executive Drive                Troy, MI                      1984      Light Industrial       1.57     18,061       100%
645 Executive Drive                Troy, MI                      1972      Light Industrial       2.27     32,470       100%
451 Robbins Drive                  Troy, MI                      1975      Light Industrial       1.88     28,401       100%
700 Stephenson Highway             Troy, MI                      1978      R&D/Flex               3.13     29,344       100%
800 Stephenson Highway             Troy, MI                      1979      R&D/Flex               4.39     48,200       100%
1150 Stephenson Highway            Troy, MI                      1982      R&D/Flex               1.70     18,107       100%
1200 Stephenson Highway            Troy, MI                      1980      R&D/Flex               2.65     25,025       100%
1035 Crooks Road                   Troy, MI                      1980      Light Industrial       1.74     23,320       100%
1095 Crooks Road                   Troy, MI                      1986      R&D/Flex               2.83     35,042       100%
1416 Meijer Drive                  Troy, MI                      1980      Light Industrial       1.20     17,944       100%
1624 Meijer Drive                  Troy, MI                      1984      Light Industrial       3.42     44,040       100%
1972 Meijer Drive                  Troy, MI                      1985      Reg. Warehouse         2.36     37,075       100%
2112 Meijer Drive                  Troy, MI                      1980      Reg. Warehouse         4.12     34,558       100%


                                  LOCATION                  YEAR BUILT-                     LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS           CITY/STATE  ENCUMBRANCES    RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/98
      ----------------           ----------  ------------   ----------   -------------       -------      ---        --------

DETROIT (CONT.)
---------------
1621 Northwood Drive             Troy, MI                      1977      Bulk Warehouse         1.54     24,900       100%
1707 Northwood Drive             Troy, MI                      1983      Light Industrial       1.69     28,750       100%
1749 Northwood Drive             Troy, MI                      1977      Bulk Warehouse         1.69     26,125       100%
1788 Northwood Drive             Troy, MI                      1977      Light Industrial       1.55     12,480       100%
1821 Northwood Drive             Troy, MI                      1977      Reg. Warehouse         2.07     35,050       100%
1826 Northwood Drive             Troy, MI                      1977      Light Industrial       1.22     12,480       100%
1864 Northwood Drive             Troy, MI                      1977      Light Industrial       1.55     12,480       100%
1902 Northwood Drive             Troy, MI                      1977      R&D/Flex               3.65     62,925        0%
1921 Northwood Drive             Troy, MI                      1977      Light Industrial       2.33     42,000       100%
2230 Elliott Avenue              Troy, MI                      1974      Light Industrial       0.90     12,612       100%
2237 Elliott Avenue              Troy, MI                      1974      Light Industrial       0.96     12,612       100%
2277 Elliott Avenue              Troy, MI                      1975      Light Industrial       0.96     12,612       100%
2291 Elliott Avenue              Troy, MI                      1974      Light Industrial       1.06     12,200       100%
2451 Elliott Avenue              Troy, MI                      1974      Light Industrial       1.68     24,331       100%
2730 Research Drive              Rochester Hills, MI           1988      Reg. Warehouse         3.52     57,850       100%
2791 Research Drive              Rochester Hills, MI           1991      Reg. Warehouse         4.48     64,199       100%
2871 Research Drive              Rochester Hills, MI           1991      Reg. Warehouse         3.55     49,543       100%
2911 Research Drive              Rochester Hills, MI           1992      Reg. Warehouse         5.72     80,078       100%
3011 Research Drive              Rochester Hills, MI           1988      Reg. Warehouse         2.55     32,637       100%
2870 Technology Drive            Rochester Hills, MI           1988      Light Industrial       2.41     24,445       100%
2890 Technology Drive            Rochester Hills, MI           1991      Light Industrial       1.76     24,410       100%
2900 Technology Drive            Rochester Hills, MI           1992      Reg. Warehouse         2.15     31,047       100%
2920 Technology Drive            Rochester Hills, MI           1992      Light Industrial       1.48     19,011       100%
2930 Technology Drive            Rochester Hills, MI           1991      Light Industrial       1.41     17,994       100%
2950 Technology Drive            Rochester Hills, MI           1991      Light Industrial       1.48     19,996       100%
2960 Technology Drive            Rochester Hills, MI           1992      Reg. Warehouse         3.83     41,565       100%
23014 Commerce Drive             Farmington Hills, MI          1983      R&D/Flex               0.65      7,200       100%
23028 Commerce Drive             Farmington Hills, MI          1983      Light Industrial       1.26     20,265       100%
23035 Commerce Drive             Farmington Hills, MI          1983      Light Industrial       1.23     15,200       100%
23042 Commerce Drive             Farmington Hills, MI          1983      R&D/Flex               0.75      8,790       100%
23065 Commerce Drive             Farmington Hills, MI          1983      Light Industrial       0.91     12,705        0%
23070 Commerce Drive             Farmington Hills, MI          1983      R&D/Flex               1.43     16,765       100%
23079 Commerce Drive             Farmington Hills, MI          1983      Light Industrial       0.85     10,830       100%
23093 Commerce Drive             Farmington Hills, MI          1983      Reg. Warehouse         3.87     49,040       100%
23135 Commerce Drive             Farmington Hills, MI          1986      Light Industrial       2.02     23,969       100%
23149 Commerce Drive             Farmington Hills, MI          1985      Reg. Warehouse         6.32     47,700       100%
23163 Commerce Drive             Farmington Hills, MI          1986      Light Industrial       1.51     19,020       100%
23177 Commerce Drive             Farmington Hills, MI          1986      Light Industrial       2.29     32,127       100%
23206 Commerce Drive             Farmington Hills, MI          1985      Light Industrial       1.30     19,822       100%
23290 Commerce Drive             Farmington Hills, MI          1980      Reg. Warehouse         2.56     42,930       100%
23370 Commerce Drive             Farmington Hills, MI          1980      Light Industrial       0.67      8,741       100%
24492 Indoplex Circle            Farmington Hills, MI          1976      Light Industrial       1.63     24,000       100%
24528 Indoplex Circle            Farmington Hills, MI          1976      Light Industrial       2.26     34,650       100%
31800 Plymouth Road - Bldg. 1    Livonia, MI                 1968/89     Bulk Warehouse        42.71    705,829       99%
31800 Plymouth Road - Bldg. 2    Livonia, MI                 1968/89     Bulk Warehouse        11.81    184,614       100%
31800 Plymouth Road - Bldg. 3    Livonia, MI                 1968/89     Bulk Warehouse         6.13     98,024       96%
31800 Plymouth Road - Bldg. 6    Livonia, MI                 1968/89     Bulk Warehouse         9.06    183,959       100%
31800 Plymouth Road - Bldg. 7    Livonia, MI                 1968/89     Light Industrial       1.64     26,836       100%
21477 Bridge Street              Southfield, MI                1986      Light Industrial       3.10     41,500       86%
2965 Technology Drive            Rochester Hills,    (a)       1995      Reg. Warehouse         4.92     66,395       100%
1451 Lincoln Avenue              Madison Heights,    (a)       1967      Light Industrial       3.92     75,000       100%
4400 Purks Drive                 Auburn Hills, MI    (a)       1987      Light Industrial      13.04    157,100       100%
4177A Varsity Drive              Ann Arbor, MI       (a)       1993      Light Industrial       2.48     11,050       100%
6515 Cobb Drive                  Sterling Heights, MI(a)       1984      Light Industrial       2.91     47,597       100%
32450 N. Avis Drive              Madison Heights, MI           1974      Light Industrial       3.23     55,820        0%
32200 N. Avis Drive              Madison Heights, MI           1973      Light Industrial       6.15     88,700       100%
11813 Hubbard                    Livonia, MI                   1979      Light Industrial       1.95     33,300       100%
11866 Hubbard                    Livonia, MI                   1979      Light Industrial       2.32     41,380       100%
12050-12300 Hubbard (n)          Livonia, MI                   1981      Light Industrial       6.10     85,086       89%
38200 Plymouth                   Livonia, MI                   1997      Bulk Warehouse        11.43    140,365       100%
38220 Plymouth                   Livonia, MI                   1988      Bulk Warehouse        13.14    145,232       100%
38300 Plymouth                   Livonia, MI                   1997      Bulk Warehouse         6.95    127,800       100%
12707 Eckles Road                Plymouth, MI                  1990      Light Industrial       2.62     42,300       100%
9300-9328 Harrison Rd.           Romulus, MI                   1978      Light Industrial       2.53     29,286       100%
9330-9358 Harrison Rd.           Romulus, MI                   1978      Light Industrial       2.53     29,280       63%
28420-28448 Highland Rd          Romulus, MI                   1979      Light Industrial       2.53     29,280       100%
28450-28478 Highland Rd          Romulus, MI                   1979      Light Industrial       2.53     29,340       88%
28421-28449 Highland Rd          Romulus, MI                   1980      Light Industrial       2.53     29,285       100%
28451-28479 Highland Rd          Romulus, MI                   1980      Light Industrial       2.53     29,280       75%
28825-28909 Highland Rd          Romulus, MI                   1981      Light Industrial       2.53     29,284       100%
28933-29017 Highland Rd          Romulus, MI                   1982      Light Industrial       2.53     29,280       50%
28824-28908 Highland Rd          Romulus, MI                   1982      Light Industrial       2.53     29,280       100%
28932-29016 Highland Rd          Romulus, MI                   1982      Light Industrial       2.53     29,280       100%




                                   LOCATION                  YEAR BUILT-                     LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS            CITY/STATE  ENCUMBRANCES    RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/98
      ----------------            ----------  ------------   ----------   -------------       -------      ---        --------

DETROIT (CONT.)
---------------
9710-9734 Harrison Road           Romulus, MI                   1987      Light Industrial       2.22     25,925       100%
9740-9772 Harrison Road           Romulus, MI                   1987      Light Industrial       2.53     29,548       100%
9840-9868 Harrison Road           Romulus, MI                   1987      Light Industrial       2.53     29,280       100%
9800-9824 Harrison Road           Romulus, MI                   1987      Light Industrial       2.22     25,620       100%
29265-29285 Airport Drive         Romulus, MI                   1983      Light Industrial       2.05     23,707       100%
29185-29225 Airport Drive         Romulus, MI                   1983      Light Industrial       3.17     36,658       100%
29149-29165 Airport Drive         Romulus, MI                   1984      Light Industrial       2.89     33,440       100%
29101-29115 Airport Drive         Romulus, MI                   1985      R&D/Flex               2.53     29,287       100%
29031-29045 Airport Drive         Romulus, MI                   1985      Light Industrial       2.53     29,280       100%
29050-29062 Airport Drive         Romulus, MI                   1986      Light Industrial       2.22     25,620       100%
29120-29134 Airport Drive         Romulus, MI                   1986      Light Industrial       2.53     29,282       100%
29200-29214 Airport Drive         Romulus, MI                   1985      Light Industrial       2.53     29,282       100%
9301-9339 Middlebelt Road         Romulus, MI                   1983      R&D/Flex               1.29     15,170       100%
21405 Trolley Industrial Road     Taylor, MI                    1971      Bulk Warehouse        11.25    180,986        98%
26980 Trolley Industrial Drive    Taylor, MI                    1997      Bulk Warehouse         5.43    102,400       100%
12050-12200 Farmington Road       Livonia, MI                   1973      Light Industrial       1.34     25,470       82%
33200 Capitol Avenue              Livonia, MI                   1977      Light Industrial       2.16     40,000       100%
32975 Capitol Avenue              Livonia, MI                   1978      R&D/Flex               0.99     18,465       100%
2725 S. Industrial Highway        Ann Arbor, MI                 1997      Light Industrial       2.63     37,875       100%
32920 Capitol Avenue              Livonia, MI                   1973      Reg. Warehouse         0.47      8,000       100%
32940 Capitol Avenue              Livonia, MI                   1971      Light Industrial       0.45      8,480       100%
11862 Brookfield Avenue           Livonia, MI                   1972      Light Industrial       0.92     14,600       100%
11923 Brookfield Avenue           Livonia, MI                   1973      Light Industrial       0.76     14,600       100%
11965 Brookfield Avenue           Livonia, MI                   1973      Light Industrial       0.88     14,600       100%
34005 Schoolcraft Road            Livonia, MI                   1981      Light Industrial       1.70     26,100       100%
13405 Stark Road                  Livonia, MI                   1980      Light Industrial       0.65      9,750       100%
1170 Chicago Road                 Troy, MI                      1983      Light Industrial       1.73     21,500       100%
1200 Chicago Road                 Troy, MI                      1984      Light Industrial       1.73     26,210       100%
450 Robbins Drive                 Troy, MI                      1976      Light Industrial       1.38     19,050       100%
556 Robbins Drive                 Troy, MI                      1974      Light Industrial       0.63      8,760       100%
1230 Chicago Road                 Troy, MI                      1996      Reg. Warehouse         2.10     30,120       100%
12886 Westmore Avenue             Livonia, MI                   1981      Light Industrial       1.01     18,000        0%
12898 Westmore Avenue             Livonia, MI                   1981      Light Industrial       1.01     18,000        0%
33025 Industrial Road             Livonia, MI                   1980      Light Industrial       1.02      6,250       100%
2002 Stephenson Highway           Troy, MI                      1986      R&D/Flex               1.42     21,850       100%
47711 Clipper Street              Plymouth Twsp, MI             1996      Reg. Warehouse         2.27     36,926       100%
32975 Industrial Road             Livonia, MI                   1984      Light Industrial       1.19     21,000       100%
32985 Industrial Road             Livonia, MI                   1985      Light Industrial       0.85     12,040       100%
32995 Industrial Road             Livonia, MI                   1983      Light Industrial       1.11     14,280       100%
12874 Westmore Avenue             Livonia, MI                   1984      Light Industrial       1.01     16,000       100%
33067 Industrial Road             Livonia, MI                   1984      Light Industrial       1.11     18,640       100%
1775 Bellingham                   Troy, MI                      1987      R&D/Flex               1.88     28,900        0%
1785 East Maple                   Troy, MI                      1985      Light Industrial       0.80     10,200       100%
1807 East Maple                   Troy, MI                      1984      R&D/Flex               2.15     28,100       100%
9800 Chicago Road                 Troy, MI                      1985      Light Industrial       1.09     14,280       100%
1840 Enterprise Drive             Rochester Hills, MI           1990      R&D/Flex               2.42     33,240       100%
1885 Enterprise Drive             Rochester Hills, MI           1990      Light Industrial       1.47     19,604       100%
1935-55 Enterprise Drive          Rochester Hills, MI           1990      R&D/Flex               4.54     53,324       100%
5500 Enterprise Court             Warren, MI                    1989      R&D/Flex               3.93     53,900       100%
5800 Enterprise Court             Warren, MI                    1987      Manufacturing          1.48     17,240       100%
750 Chicago Road                  Troy, MI                      1986      Light Industrial       1.54     26,709       100%
800 Chicago Road                  Troy, MI                      1985      Light Industrial       1.48     24,340       100%
850 Chicago Road                  Troy, MI                      1984      Light Industrial       0.97     16,049       100%
2805 S. Industrial Highway        Ann Arbor, MI                 1990      R&D/Flex               1.70     24,458       100%
6833 Center Drive                 Sterling Heights, MI          1998      Reg. Warehouse         4.42     66,132       100%
22731 Newman Street               Dearborn, MI                  1985      R&D/Flex               2.31     48,000       100%
32201 North Avis Drive            Madison Heights, MI           1974      R&D/Flex               4.19     50,000       100%
1100 East Mandoline Road          Madison Heights, MI           1967      Bulk Warehouse         8.19    117,903       100%
30081 Stephenson Highway          Madison Heights, MI           1967      Light Industrial       2.50     50,750       100%
1120 John A. Papalas Drive (o)    Lincoln Park, MI              1985      Light Industrial      10.30    120,410       100%
36555 Ecorse                      Romulus, MI                   1998      Bulk Warehouse        18.00    268,800       100%
6340 Middlebelt                   Romulus, MI                   1998      Light Industrial      11.03     77,508       100%
                                                                                                       ----------     -------
                                                                          SUBTOTAL OR AVERAGE          6,955,717       95%
                                                                                                       ----------     -------
GRAND RAPIDS
------------
3232 Kraft Avenue                 Grand Rapids, MI   (b)        1988      Bulk Warehouse        13.15    216,000       100%
8181 Logistics Drive              Grand Rapids, MI   (b)        1990      Bulk Warehouse        10.00    222,000       100%
5062 Kendrick Court               Grand Rapids, MI   (b)        1987      Manufacturing          2.06     31,750       100%
2 84th Street                     Byron Center, MI              1986      Light Industrial       3.01     30,000       100%





                               LOCATION                  YEAR BUILT-                     LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE  ENCUMBRANCES    RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/98
      ----------------        ----------  ------------   ----------   -------------       -------      ---        --------

GRAND RAPIDS (CONT.)
--------------------
100 84th Street               Byron Center, MI              1979      Light Industrial       4.20     81,000       100%
511 76th Street               Grand Rapids, MI              1986      Bulk Warehouse        14.44    202,500       100%
553 76th Street               Grand Rapids, MI              1985      R&D/Flex               1.16     10,000       100%
555 76th Street               Grand Rapids, MI              1987      Bulk Warehouse        12.50    200,000       100%
2925 Remico Avenue            Grandville, MI                1988      Light Industrial       3.40     66,505       100%
2935 Walkent Court            Grand Rapids, MI              1991      Light Industrial       6.13     64,961       100%
3300 Kraft Avenue             Grand Rapids, MI              1987      Bulk Warehouse        11.57    200,000       100%
3366 Kraft Avenue             Grand Rapids, MI              1987      Bulk Warehouse        12.35    200,000       100%
4939 Starr Avenue             Grand Rapids, MI              1985      Light Industrial       3.87     30,000       100%
5001 Kendrick Court           Grand Rapids, MI              1983      Light Industrial       4.00     61,500        51%
5050 Kendrick Court           Grand Rapids, MI              1988      Manufacturing         26.94    413,500       100%
5015 52nd Street              Grand Rapids, MI              1987      Light Industrial       4.11     61,250       100%
5025 28th Street              Grand Rapids, MI              1967      Light Industrial       3.97     14,400       100%
5079 33rd Street              Grand Rapids, MI              1990      Bulk Warehouse         6.74    109,875       100%
5333 33rd Street              Grand Rapids, MI              1991      Bulk Warehouse         8.09    101,250       100%
5130 Patterson Ave            Grand Rapids, MI              1987      Light Industrial       6.57     30,000       100%
425 Gordon Industrial Court   Grand Rapids, MI   (a)        1990      Bulk Warehouse         8.77    173,875       100%
2851 Prairie Street           Grandville, MI     (a)        1989      Bulk Warehouse         5.45    117,251       100%
2945 Walkent Court            Grand Rapids, MI   (a)        1993      Bulk Warehouse         4.45     93,374       100%
537 76th Street               Grand Rapids, MI   (a)        1987      Light Industrial       5.26     80,000       100%
3395 Kraft Avenue             Grand Rapids, MI              1985      Light Industrial       3.70     42,600       100%
3427 Kraft Avenue             Grand Rapids, MI              1985      Light Industrial       2.40     32,600       100%
4412 Coloma Road              Coloma, MI                    1967      Bulk Warehouse        41.50    423,230       100%
                                                                                                   ---------    -------
                                                                      SUBTOTAL OR AVERAGE          3,309,421       99%

                                                                                                   ----------     -------
HARTFORD
--------
20 Utopia Road                Manchester, CT                1989      Light Industrial       3.96     36,000       100%
50 Utopia Road                Manchester, CT                1987      Light Industrial       3.97     60,000       100%
171 Utopia Road               Manchester, CT                1987      Light Industrial       3.93     50,000       100%
135 Sheldon road              Manchester, CT                1987      Light Industrial       6.17     60,000       100%
169 Progress Road             Manchester, CT                1987      Manufacturing         11.25     84,000       100%
227 Progress Drive            Manchester, CT                1986      Light Industrial       2.51     19,800       100%
249 Progress Drive            Manchester, CT                1985      Light Industrial       3.73     30,000       100%
428 Hayden Station Road       Windsor, CT                   1988      Light Industrial       5.47     36,000       100%
430 Hayden Station Road       Windsor, CT                   1987      Light Industrial       4.34     48,000       100%
436 Hayden Station Road       Windsor, CT                   1988      Light Industrial      10.96     60,000       100%
460 Hayden Station Road       Windsor, CT                   1985      Light Industrial       4.71     42,000       79%
345 MacCausland Court         Cheshire, CT                  1998      Bulk Warehouse        13.14    143,391       80%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR AVERAGE            669,191       94%
                                                                                                   ----------     -------
HOUSTON
-------
2102-2314 Edwards Street      Houston, TX                   1961      Bulk Warehouse         5.02    115,248       100%
4545 Eastpark Drive           Houston, TX                   1972      Reg. Warehouse         3.80     81,295        0%
3351 Ranch Street             Houston, TX                   1970      Reg. Warehouse         4.04     82,500       64%
3851 Yale Street              Houston, TX                   1971      Bulk Warehouse         5.77    132,554       100%
3337-3347 Ranch Street        Houston, TX                   1970      Reg. Warehouse         2.29     60,085       100%
8505 North Loop East          Houston, TX                   1981      Bulk Warehouse         4.99    107,769       100%
4749-4799 Eastpark Dr.        Houston, TX                   1979      Bulk Warehouse         7.75    182,563       100%
4851 Homestead Road           Houston, TX                   1973      Bulk Warehouse         3.63    142,250       100%
3365-3385 Rauch Street        Houston, TX                   1970      Reg. Warehouse         3.31     82,140       100%
5050 Campbell Road            Houston, TX                   1970      Bulk Warehouse         6.10    121,875       100%
4300 Pine Timbers             Houston, TX                   1980      Bulk Warehouse        64.77    113,400       58%
10600 Hampstead               Houston, TX                   1974      Light Industrial       1.26     19,063       100%
2300 Fairway Park Drive       Houston, TX                   1974      Light Industrial       1.25     19,008       100%
7969 Blakenship               Houston, TX                   1972      Light Industrial       2.27     48,140       100%
8001 Kempwood                 Houston, TX                   1972      Light Industrial       1.45     33,034       100%
7901 Blankenship              Houston, TX                   1972      Light Industrial       2.17     48,000       100%
2500-2530 Fairway Park        Houston, TX                   1974      Bulk Warehouse         8.72    213,638       100%
6550 Longpointe               Houston, TX                   1980      Bulk Warehouse         4.13     97,700       100%
1815 Turning Basin Drive      Houston, TX                   1980      Bulk Warehouse         6.34    139,630       100%
1819 Turning Basin Drive      Houston, TX                   1980      Light Industrial       2.85     65,494       100%
4545 Mossford Drive           Houston, TX                   1975      Reg. Warehouse         3.56     66,565       100%
1805 Turning Basin Drive      Houston, TX                   1980      Bulk Warehouse         7.60    155,250       100%
7000 Empire Drive             Houston, TX        (h)        1980      R&D/Flex               6.25     95,073       91%
9777 West Gulfbank Drive      Houston, TX        (h)        1980      Light Industrial      15.45    252,242       85%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR                  2,474,516       92%
                                                                                                   ----------     -------
INDIANAPOLIS
------------
2900 North Shadeland          Indianapolis, IN   (c)     1957/1992    Bulk Warehouse        60.00    959,459       81%
2400 North Shadeland          Indianapolis, IN              1970      Reg. Warehouse         2.45     40,000       100%
2402 North Shadeland          Indianapolis, IN              1970      Bulk Warehouse         7.55    121,539       100%
7901 West 21st Street         Indianapolis, IN              1985      Bulk Warehouse        12.00    353,000       100%
1445 Brookville Way           Indianapolis, IN   (c)        1989      Bulk Warehouse         8.79    115,200       100%
1440 Brookville Way           Indianapolis, IN   (c)        1990      Bulk Warehouse         9.64    166,400       100%
1240 Brookville Way           Indianapolis, IN   (c)        1990      Light Industrial       3.50     63,000       90%


                                  LOCATION                  YEAR BUILT-                     LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS           CITY/STATE  ENCUMBRANCES    RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/98
      ----------------           ----------  ------------   ----------   -------------       -------      ---        --------
INDIANAPOLIS (CONT.)
--------------------
1220 Brookville Way                 Indianapolis, IN   (c)        1990      R&D/Flex               2.10     10,000       100%
1345 Brookville Way                 Indianapolis, IN   (d)        1992      Bulk Warehouse         5.50    132,000       98%
1350 Brookville Way                 Indianapolis, IN   (c)        1994      Reg. Warehouse         2.87     38,460       100%
1315 Sadlier Circle East Drive      Indianapolis, IN   (d)     1970/1992    R&D/Flex               1.33     14,000       100%
1341 Sadlier Circle East Drive      Indianapolis, IN   (d)     1971/1992    Light Industrial       2.03     32,400       100%
1322-1438 Sadlier Circle East Drive Indianapolis, IN   (d)     1971/1992    Light Industrial       3.79     36,000       100%
1327-1441 Sadlier Circle East Dr    Indianapolis, IN   (d)        1992      Light Industrial       5.50     54,000       93%
1304 Sadlier Circle East Drive      Indianapolis, IN   (d)     1971/1992    Reg. Warehouse         2.42     17,600       100%
1402 Sadlier Circle East Drive      Indianapolis, IN   (d)     1970/1992    Light Industrial       4.13     40,800       100%
1504 Sadlier Circle East Drive      Indianapolis, IN   (d)     1971/1992    Manufacturing          4.14     54,000       100%
1311 Sadlier Circle East Drive      Indianapolis, IN   (d)     1971/1992    R&D/Flex               1.78     13,200       100%
1365 Sadlier Circle East Drive      Indianapolis, IN   (d)     1971/1992    Light Industrial       2.16     30,000       50%
1352-1354 Sadlier Circle E. Drive   Indianapolis, IN   (d)     1970/1992    Light Industrial       3.50     44,000       100%
1335 Sadlier Circle East Drive      Indianapolis, IN   (d)     1971/1992    R&D/Flex               1.20     20,000       100%
1327 Sadlier Circle East Drive      Indianapolis, IN   (d)     1971/1992    Reg. Warehouse         1.20     12,800       100%
1425 Sadlier Circle East Drive      Indianapolis, IN   (d)     1971/1992    R&D/Flex               2.49      5,000       100%
1230 Brookville Way                 Indianapolis, IN   (c)        1995      Reg. Warehouse         1.96     15,000       100%
6951 East 30th Street               Indianapolis, IN              1995      Light Industrial       3.81     44,000       100%
6701 East 30th Street               Indianapolis, IN              1995      Light Industrial       3.00      7,820       100%
6737 East 30th Street               Indianapolis, IN              1995      Reg. Warehouse        11.01     87,500       100%
1225 Brookville Way                 Indianapolis, IN              1997      Light Industrial       1.00     10,000       100%
6555 East 30th Street               Indianapolis, IN           1969/1981    Bulk Warehouse        37.00    331,826       100%
2432-2436 Shadeland                 Indianapolis, IN              1968      Light Industrial       4.57     70,560       100%
8402-8440 East 33rd Street          Indianapolis, IN              1977      Light Industrial       4.70     55,200        89%
8520-8630 East 33rd Street          Indianapolis, IN              1976      Light Industrial       5.30     81,000       100%
8710-8768 East 33rd Street          Indianapolis, IN              1979      Light Industrial       4.70     43,200       100%
3316-3346 North Pagosa Court        Indianapolis, IN              1977      Light Industrial       5.10     81,000        83%
3331 Raton Court                    Indianapolis, IN              1979      Light Industrial       2.80     35,000       100%
4430 Airport Expressway             Indianapolis, IN              1970      Bulk Warehouse        32.00    486,394       100%
6751 East 30th Street               Indianapolis, IN              1997      Bulk Warehouse         6.34    100,000       100%
9200 East 146th Street              Noblesville, IN               1961      Bulk Warehouse        21.65    158,000       100%
6575 East 30th Street               Indianapolis, IN              1998      Bulk Warehouse         4.00     60,000       100%
6585 East 30th Street               Indianapolis, IN              1998      Bulk Warehouse         0.00    100,000       100%
                                                                                                        ----------     -------
                                                                            SUBTOTAL OR AVERAGE          4,139,358        95%
                                                                                                        ----------     -------
LONG ISLAND
-----------
1140 Motor Parkway                  Huppauge, NY                  1978      Bulk Warehouse         8.00    153,500       100%
10 Edison Street                    Amityville, NY                1971      Light Industrial       1.40     34,400       100%
120 Secatogue Avenue                Farmingdale, NY               1957      Reg. Warehouse         2.60     63,571       91%
100 Lauman Lane                     Hicksville, NY                1968      Reg. Warehouse         1.90     36,700       100%
200 Finn Court                      Farmingdale, NY               1965      Bulk Warehouse         5.00    105,573       100%
243 Dixon Avenue                    Amityville, NY                1978      Light Industrial       1.30     22,250       67%
717 Broadway Avenue                 Holbrook, NY                  1967      Bulk Warehouse        12.30    150,000       100%
725 Broadway Avenue                 Holbrook, NY                  1967      Bulk Warehouse         8.00    122,160       71%
270 Duffy Avenue                    Hicksville, NY                1956      R&D/Flex               8.40    134,625       99%
280 Duffy Avenue                    Hicksville, NY                1956      Light Industrial       2.60     49,200       100%
575 Underhill Boulevard             Syosset, NY                   1967      R&D/Flex              16.60    233,424       90%
5 Sidney Court                      Lindenhurst, NY               1962      Light Industrial       1.70     29,300       100%
7 Sidney Court                      Lindenhurst, NY               1964      Light Industrial       5.10     34,000       100%
450 Commack Road                    Deer Park, NY                 1964      Light Industrial       5.10     60,005       100%
99 Layfayette Drive                 Syosset, NY                   1964      Bulk Warehouse        10.90    221,454       99%
65 East Bethpage Road               Plainview, NY                 1960      Light Industrial       1.40     25,600       99%
171 Milbar Boulevard                Farmingdale, NY               1961      Reg. Warehouse         2.30     62,600       99%
95 Horseblock Road                  Yaphank, NY                   1971      Bulk Warehouse        20.00    180,906       85%
151-171 East 2nd Street             Huntington, NY                1968      Light Industrial       2.70     42,725       100%
171-175 East 2nd Street             Huntington, NY                1969      Light Industrial       2.60     42,374       100%
35 Bloomingdale Road                Hicksville, NY                1962      Light Industrial       1.40     32,850       100%
15-39 Tec Street                    Hicksville, NY                1965      Light Industrial       1.10     17,350       87%
100 Tec Street                      Hicksville, NY                1965      Light Industrial       1.20     25,000       100%
51-89 Tec Street                    Hicksville, NY                1965      Light Industrial       1.20     21,850       100%
502 Old Country Road                Hicksville, NY                1965      Light Industrial       0.50     10,000       100%
80-98 Tec Street                    Hicksville, NY                1965      Light Industrial       0.75     13,050       95%
201-233 Park Avenue                 Hicksville, NY                1962      Light Industrial       1.70     36,892       100%
6851 Jericho Turnpike               Syosset, NY                   1969      R&D/Flex              11.80    134,991       41%
One Fairchild Court                 Plainview, NY                 1959      R&D/Flex               5.75     57,420       93%
79 Express Street                   Plainview, NY                 1972      Light Industrial       4.70     72,146       84%
92 Central Avenue                   Farmingdale, NY               1961      Light Industrial       4.70     72,000       94%
160 Engineer Drive                  Hicksville, NY                1966      Light Industrial       1.90     29,500       100%
260 Engineers Drive                 Hicksville, NY                1966      Light Industrial       2.80     52,900       95%
87-119 Engineers Drive (n)          Hicksville, NY                1966      Light Industrial       1.70     36,800       74%
950-970 South Broadway              Hicksville, NY                1966      Light Industrial       2.65     55,146       97%
290 Duffy Avenue                    Hicksville, NY     (e)        1974      Light Industrial       3.00     55,050       100%
185 Price Parkway                   Farmingdale, NY               1969      Bulk Warehouse         6.40    100,000       100%
62 Alpha Plaza                      Hicksville, NY                1968      Light Industrial       2.64     34,600       100%


                               LOCATION                  YEAR BUILT-                     LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE  ENCUMBRANCES    RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/98
      ----------------        ----------  ------------   ----------   -------------       -------      ---        --------

LONG ISLAND (CONT.)
-------------------
90 Alpha Plaza                Hicksville, NY                1969      Light Industrial       1.36     34,035        91%
325 Duffy Avenue              Hicksville, NY                1970      Light Industrial       6.64    100,000       100%
600 West John Street          Hicksville, NY                1955      Light Industrial       9.00    215,000        82%
939 Motor Parkway             Hauppauge, NY                 1977      Light Industrial       1.50     21,900       100%
2070 5th Avenue               Ronkonkoma, NY                1975      Light Industrial       3.66     50,296       100%
200 13th Avenue               Ronkonkoma, NY                1979      Light Industrial       4.70     72,089        95%
100 13th Avenue               Ronkonkoma, NY                1979      Manufacturing          4.14     62,898       100%
1 Comac Loop                  Ronkonkoma, NY                1980      Light Industrial       5.18     63,765        94%
80 13th Avenue                Ronkonkoma, NY                1983      Light Industrial       6.22     87,102       100%
90 13th Avenue                Ronkonkoma, NY                1982      Light Industrial       6.95    105,519       100%
33 Comac Loop                 Ronkonkoma, NY                1983      Light Industrial       5.37     71,904        90%
101-125 Comac Street          Ronkonkoma, NY                1985      Light Industrial       8.42     99,467        90%
999 Stewart Avenue            Garden City, NY               1955      Light Industrial       1.70     42,700       100%
360 Smith Street              Farmingdale, NY               1965      Light Industrial       3.00     60,000       100%
700 Dibblee Drive             Garden City, NY               1965      Bulk Warehouse        12.24    325,000       100%
49 Mall Drive                 Hauppauge, NY                 1986      Light Industrial      10.50     99,600       100%
275 Marcus Boulevard          Hauppage, NY                  1985      Light Industrial       5.00     52,329       54%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR AVERAGE          4,225,516       93%
                                                                                                   ----------     -------
LOUISVILLE
----------
1251 Port Road                Jeffersonville, IN            1998      Bulk Warehouse        33.00   532, 400       100%

                                                                                                   ----------     -------
                                                                      SUBTOTAL OR AVERAGE            532,400       100%
                                                                                                   ----------     -------
MILWAUKEE
---------
N25 W23050 Paul Road          Pewaukee, WI                  1989      R&D/Flex               4.50     37,765       100%
N25 W23255 Paul Road          Pewaukee, WI                  1987      Light Industrial       4.80     55,940       100%
N27 W23293 Roundy Drive       Pewaukee, WI                  1989      Manufacturing          3.64     39,468       100%
6523 North Sidney Place       Glendale, WI                  1978      Light Industrial       4.00     43,440        92%
8800 West Bradley             Milwaukee, WI                 1982      Light Industrial       8.00     78,000       100%
1435 North 113th Street       Wauwatosa, WI                 1993      Light Industrial       4.69     51,950       100%
11217-43 West Becher Street   West Allis, WI                1979      Light Industrial       1.74     29,099       100%
2152 South 114th Street       West Allis, WI                1980      Light Industrial       3.30     63,680       100%
4560 North 124th Street       Wauwatosa, WI                 1976      Light Industrial       1.31     25,150       100%
Science Drive                 Sturtevant, WI                1997      Manufacturing         35.00    468,000       100%
12221 West Feerick Street     Wauwatosa, WI                 1971      Reg. Warehouse         1.90     39,800       100%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR AVERAGE            932,292       100%
                                                                                                   ----------     -------
MINNEAPOLIS/ST. PAUL
--------------------
2700 Freeway Boulevard        Brooklyn Center, MN(b)        1981      Light Industrial       7.76     78,741        88%
6507-6545 Cecilia Circle      Bloomington, MN               1980      Manufacturing          9.65     74,118        95%
7830-7848 12th Avenue South   Bloomington, MN               1978      Manufacturing          8.11     82,837       100%
1275 Corporate Center Drive   Eagan, MN                     1990      Light Industrial       1.50     19,675       100%
1279 Corporate Center Drive   Eagan, MN                     1990      Light Industrial       1.50     19,792       100%
2815 Eagandale Boulevard      Eagan, MN                     1990      Light Industrial       2.20     29,106       100%
6201 West 111th Street        Bloomington, MN               1987      Bulk Warehouse        37.00    424,866       100%
6403-6545 Cecilia Drive       Bloomington, MN               1980      Light Industrial       9.65     87,322       100%
6925-6943 Washington Avenue   Edina, MN                     1972      Manufacturing          2.75     37,169        60%
6955-6973 Washington Avenue   Edina, MN                     1972      Manufacturing          2.25     31,189        71%
7251-7267 Washington Avenue   Edina, MN                     1972      Light Industrial       1.82     26,250        75%
7301-7325 Washington Avenue   Edina, MN                     1972      Light Industrial       1.92     27,287       100%
7101 Winnetka Avenue North    Brooklyn Park, MN             1990      Bulk Warehouse        14.18    252,978       100%
7600 Golden Triangle Drive    Eden Prairie, MN              1989      R&D/Flex               6.79     73,855       100%
7850-7890 12th Avenue South   Bloomington, MN               1978      Manufacturing          8.11     67,271        97%
7900 Main Street Northeast    Fridley, MN                   1973      Manufacturing          6.09     97,020       100%
7901 Beech Street Northeast   Fridley, MN                   1975      Manufacturing          6.07     97,020       100%
9901 West 74th Street         Eden Prairie, MN            1983/88     Reg. Warehouse         8.86    150,000       100%
10175-10205 Crosstown Circle  Eden Prairie, MN              1980      Light Industrial       2.30     30,335        97%
11201 Hampshire Avenue South  Bloomington, MN               1986      Manufacturing          5.90     60,480       100%
12220-12222 Nicollet Avenue   Burnsville, MN              1989/90     Light Industrial       1.80     17,116       100%
12250-12268 Nicollet Avenue   Burnsville, MN              1989/90     Light Industrial       4.30     42,465       100%
12224-12226 Nicollet Avenue   Burnsville, MN              1989/90     R&D/Flex               2.40     23,607        78%
305 2nd Street Northwest      New Brighton, MN              1991      Light Industrial       5.43     62,293        99%
953 Westgate Drive            St. Paul, MN                  1991      Light Industrial       3.17     51,906       100%
980 Lone Oak Road             Eagan, MN                     1992      Reg. Warehouse        11.40    154,950       100%
990 Lone Oak Road             Eagan, MN                     1989      Reg. Warehouse        11.41    153,607        90%
1030 Lone Oak Road            Eagan, MN                     1988      Light Industrial       6.30     83,076       100%
1060 Lone Oak Road            Eagan, MN                     1988      Light Industrial       6.50     82,728       100%
5400 Nathan Lane              Plymouth, MN                  1990      Light Industrial       5.70     72,089       100%
6464 Sycamore Court           Maplegrove, MN                1990      Manufacturing          6.40     79,702       100%
6701 Parkway Circle           Brooklyn Center, MN           1987      R&D/Flex               4.44     75,000       100%
6601 Shingle Creek            Brooklyn Center, MN           1985      R&D/Flex               4.59     68,899        99%
10120 West 76th Street        Eden Prairie, MN              1987      Light Industrial       4.52     57,798       100%
7615 Golden Triangle          Eden Prairie, MN              1987      Light Industrial       4.61     52,820       100%
7625 Golden Triangle Drive    Eden Prairie, MN              1987      Light Industrial       4.61     73,125       100%
2605 Fernbrook Lane North     Plymouth, MN                  1987      R&D/Flex               6.37     80,769       100%
12155 Nicollet Avenue         Burnsville, MN                1995      Reg. Warehouse         5.80     48,000       100%


                               LOCATION                  YEAR BUILT-                     LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE   ENCUMBRANCES   RENOVATED   BUILDING TYPE         (ACRES)      GLA      12/31/98
      ----------------        ----------   ------------  ----------   -------------         -------      ---      --------

MINNEAPOLIS/ST. PAUL (CON'T.)
--------------------
6655 Wedgewood Road           Maple Grove, MN    (a)        1989      Manufacturing         17.88    131,288       100%
900 Apollo Road               Egan, MN           (a)        1970      Manufacturing         39.00    312,265       100%
7316 Aspen Lane               Brooklyn Park, MN  (a)        1978      Manufacturing          6.63     97,640        87%
6707 Shingle Creek Parkway    Brooklyn Center, MN(a)        1986      Reg. Warehouse         4.22     75,939       100%
73rd Avenue North             Brooklyn Park, MN             1995      R&D/Flex               4.46     59,782       100%
1905 West Country Road C      Roseville, MN                 1993      R&D/Flex               4.60     47,735       100%
2720 Arthur Street            Roseville, MN                 1995      R&D/Flex               6.06     74,337       100%
10205 51st Avenue North       Plymouth, MN                  1990      Reg. Warehouse         2.00     30,476       100%
4100 Peavey Road              Chaska, MN                    1988      Manufacturing          8.27     78,029        64%
11300 Hampshire Avenue South  Bloomington, MN               1983      Bulk Warehouse         9.94    125,950        86%
375 Rivertown Drive           Woodbury, MN                  1996      Bulk Warehouse        11.33    172,800       100%
5205 Highway 169              Plymouth, MN                  1960      Light Industrial       7.92     97,770        95%
6451-6595 Citywest Parkway    Eden Prairie, MN              1984      R&D/Flex               6.98     83,189        66%
7100-7190 Shady Oak Road (o)  Eden Prairie, MN              1982      Light Industrial      14.44    187,777       100%
7500-7546 Washington Square   Eden Prairie, MN              1975      Light Industrial       5.40     46,200        85%
7550-7588 Washington Square   Eden Prairie, MN              1975      Light Industrial       2.70     29,739       100%
5240-5300 Valley Industrial   Shakopee, MN                  1973      Light Industrial       9.06     80,000       100%
Blvd
1565 First Avenue NW          New Brighton, MN              1978      Manufacturing          8.87    112,083       100%
7125 Northland Terrace        Brooklyn Park, MN             1996      R&D/Flex               5.89     79,675        91%
6900 Shady Oak Road           Eden Prairie,  MN             1980      R&D/Flex               4.60     49,190       100%
6477-6525 City West Parkway   Eden Prairie, MN              1984      R&D/Flex               7.00     89,456       100%
500-530 Kasota Avenue SE      Minneapolis, MN               1976      Manufacturing          4.47     85,442       100%
770-786 Kasota Avenue SE      Minneapolis, MN               1976      Manufacturing          3.16     56,388        90%
800 Kasota Avenue SE          Minneapolis, MN               1976      Manufacturing          4.10    100,250       100%
2530-2570 Kasota Avenue       St. Paul, MN                  1976      Manufacturing          4.56     75,933        63%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR AVERAGE          5,426,594       96%
                                                                                                   ----------     -------
NASHVILLE
---------
1621 Heil Quaker Boulevard    Nashville, TN      (b)        1975      Bulk Warehouse        11.29    160,661       100%
417 Harding Industrial Drive  Nashville, TN                 1972      Bulk Warehouse        13.70    207,440       100%
520 Harding Drive (n)         Nashville, TN                 1975      Bulk Warehouse        16.64    392,128       100%
3099 Barry Drive              Portland, TN                  1995      Manufacturing          6.20    109,058       100%
3150 Barry Drive              Portland, TN                  1993      Bulk Warehouse        26.32    268,253       100%
5599 Highway 31 West          Portland, TN                  1995      Bulk Warehouse        20.00    161,500       100%
1650 Elm Hill Pike            Nashville, TN                 1984      Light Industrial       3.46     41,228        92%
1821 Air Lane Drive           Nashville, TN                 1984      Light Industrial       2.54     25,300       100%
1102 Appleton Drive           Nashville, TN                 1984      Light Industrial       1.73     28,022       100%
1920 Air Lane Drive           Nashville, TN                 1985      Light Industrial       3.19     49,912       100%
1931 Air Lane Drive           Nashville, TN                 1984      Light Industrial      10.11     87,549       100%
470 Metroplex Drive (n)       Nashville, TN                 1986      Light Industrial       8.11    102,052        80%
1150 Antiock Pike             Nashville, TN                 1987      Bulk Warehouse         9.83    146,055       100%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR AVERAGE          1,779,158        99%
                                                                                                   ----------     -------
NORTHERN NEW JERSEY
-------------------
116 Lehigh Drive              Fairfield, NJ                 1986      Bulk Warehouse         5.00    106,184       100%
60 Ethel Road West            Piscataway, NJ                1982      Light Industrial       3.93     42,802       100%
70 Ethel Road West            Piscataway, NJ                1979      Light Industrial       3.78     61,500       100%
105 Neptune Boulevard         Neptune, NJ                   1989      Light Industrial      10.00     20,440        87%
140 Hanover Avenue            Hanover, NJ                1964/1988    R&D/Flex               2.95     24,905       100%
601-629 Montrose Avenue       South Plainfield, NJ          1974      Light Industrial       5.83     75,000        87%
3 Marlen                      Hamilton, NJ                  1981      Light Industrial       1.11     13,174        54%
5 Marlen                      Hamilton, NJ                  1981      Light Industrial       1.56     21,000       100%
7 Marlen                      Hamilton, NJ                  1982      Light Industrial       2.05     28,400        67%
8 Marlen                      Hamilton, NJ                  1982      Reg. Warehouse         4.36     60,001       100%
15 Marlen                     Hamilton, NJ                  1982      Light Industrial       1.19     13,562       100%
17 Marlen                     Hamilton, NJ                  1981      Light Industrial       1.32     20,030        75%
1 South Gold Drive            Hamilton, NJ                  1973      Light Industrial       1.50     20,009        95%
5 South Gold Drive            Hamilton, NJ                  1974      Light Industrial       1.97     24,000       100%
6 South Gold Drive            Hamilton, NJ                  1975      Light Industrial       1.00     13,580       100%
7 South Gold Drive            Hamilton, NJ                  1976      Light Industrial       1.00     10,218        50%
8 South Gold Drive            Hamilton, NJ                  1977      Light Industrial       1.14     16,907       100%
9 South Gold Drive            Hamilton, NJ                  1980      Light Industrial       1.00     13,583       100%
11 South Gold Drive           Hamilton, NJ                  1979      Light Industrial       1.97     33,114       100%
12 South Gold Drive           Hamilton, NJ                  1980      Light Industrial       1.29     20,240       100%
9 Princess Road               Lawrenceville, NJ             1985      R&D/Flex               2.36     24,375        92%
11 Princess Road              Lawrenceville, NJ             1985      R&D/Flex               5.33     55,000       100%
15 Princess Road              Lawrenceville, NJ             1986      R&D/Flex               2.00     20,625       100%
17 Princess Road              Lawrenceville, NJ             1986      R&D/Flex               1.82     18,750       100%
220 Hanover Avenue            Hanover, NJ                   1987      Bulk Warehouse        29.27    158,242         0%
244 Shefield Street           Mountainside, NJ           1965/1986    Light Industrial       2.20     23,000       100%
30 Troy Road                  Hanover,  NJ                  1972      Light Industrial       1.31     17,345       100%
15 Leslie Court               Hanover,  NJ                  1971      Light Industrial       3.08     18,000       100%
20 Leslie Court               Hanover,  NJ                  1974      Light Industrial       1.38     17,997       100%
25 Leslie Court               Hanover,  NJ                  1975      Light Industrial       1.30     70,800       100%
130 Algonquin Parkway         Hanover,  NJ                  1973      Light Industrial       5.50     29,008       100%





                                  LOCATION                  YEAR BUILT-                     LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS           CITY/STATE  ENCUMBRANCES    RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/98
      ----------------           ----------  ------------   ----------   -------------       -------      ---        --------

NEW JERSEY (CONT.)
------------------

150 Algonquin Parkway            Hanover,  NJ                  1973      Light Industrial       2.47     17,531       100%
55 Locust Avenue                 Roseland, NJ                  1980      Reg. Warehouse        13.63     79,750       100%
31 West Forest Street (n)        Englewood, NJ                 1978      Light Industrial       6.00    110,000       100%
25 World's Fair Drive            Franklin, NJ                  1986      R&D/Flex               1.81     20,000       100%
14 World's Fair Drive            Franklin, NJ                  1980      R&D/Flex               4.53     60,000       100%
16 World's Fair Drive            Franklin, NJ                  1981      Light Industrial       3.62     43,400       100%
18 World's Fair Drive            Franklin, NJ                  1982      R&D/Flex               1.06     12,809       100%
23 World's Fair Drive            Franklin, NJ                  1982      Light Industrial       1.20     15,540       100%
12 World's Fair Drive            Franklin, NJ                  1981      Light Industrial       3.85     65,000        96%
1 World's Fair Drive             Franklin, NJ                  1983      R&D/Flex               3.85     53,372        99%
2 World's Faire Drive            Franklin, NJ                  1982      R&D/Flex               2.06     59,310        77%
49 Napoleon Court                Franklin, NJ                  1982      Light Industrial       2.06     32,487         0%
50 Napoleon Court                Franklin, NJ                  1982      Light Industrial       1.52     20,158       100%
22 World's Fair Drive            Franklin, NJ                  1983      Light Industrial       3.52     50,000       100%
26 World's Fair Drive            Franklin, NJ                  1984      Light Industrial       3.41     47,000       100%
24 World's Fair Drive            Franklin, NJ                  1984      Light Industrial       3.45     47,000        79%
12 Wright Way                    Oakland, NJ                   1981      Reg. Warehouse         6.52     52,402       100%

                                                                                                      ----------     -------
                                                                         SUBTOTAL OR  AVERAGE         1,877,550        86%
                                                                                                      ----------     -------
NEW ORLEANS
-----------
520-524 Elmwood Park Blvd.(n)    Jefferson, LA                 1986      Light Industrial       5.32    102,209        91%
125 Mallard St.                  St. Rose, LA       (g)        1984      R&D/Flex               1.38     23,436       100%
107 Mallard                      St. Rose, LA       (g)        1985      Light Industrial       1.48     23,436        94%
125 James Drive West             St. Rose, LA       (g)        1990      Light Industrial       3.30     38,692       100%
161 James Drive West             St. Rose, LA                  1986      Light Industrial       2.80     47,474        50%
150 James Drive East             St. Rose, LA                  1986      Light Industrial       3.60     49,275       100%
115 James Drive West             St. Rose, LA       (g)        1986      Light Industrial       2.07     21,408       100%
100 James Drive                  St. Rose, LA       (g)        1980      R&D/Flex               6.66     43,055       100%
143 Mallard St.                  St. Rose, LA       (g)        1982      Light Industrial       1.48     23,436        99%
160 James Drive East             St. Rose, LA       (g)        1981      R&D/Flex               3.66     25,772       100%
190 James Drive East             St. Rose, LA       (g)        1987      Light Industrial       4.47     36,357       100%
120 Mallard St.                  St. Rose, LA       (g)        1981      R&D/Flex               3.41     53,520       100%
110 James Drive West             St. Rose, LA       (g)        1983      R&D/Flex               1.57     24,018        77%
150 CANVASBACK DRIVE             ST. ROSE, LA                  1986      REG. WAREHOUSE         2.80     40,500       100%
                                                                                                      ----------     -------
                                                                         SUBTOTAL OR  AVERAGE           552,588        93%
                                                                                                      ----------     -------
PHILADELPHIA
------------
212 Welsh Pool Road              Exton, PA                     1975      Light Industrial       6.56     25,361       100%
230-240 Welsh Pool Road          Exton, PA                     1975      Manufacturing          6.56     30,000       100%
264 Welsh Pool Road              Exton, PA                     1975      R&D/Flex               2.84     11,256       100%
254 Welsh Pool Road              Exton, PA                     1975      Light Industrial       2.84     28,180        50%
256 Welsh Pool Road              Exton, PA                     1975      Light Industrial       2.84     12,038       100%
213 Welsh Pool Road              Exton, PA                     1975      Light Industrial       3.01     22,095         0%
251 Welsh Pool Road              Exton, PA                     1975      R&D/Flex               4.10     25,546       100%
253-255 Welsh Pool Road          Exton, PA                     1975      Light Industrial       4.10     20,800        50%
151-161 Philips Road             Exton, PA                     1975      Light Industrial       3.82     30,065       100%
210 Philips Road                 Exton, PA                     1975      Manufacturing          6.56     26,827       100%
215 Welsh Pool Road              Exton, PA                     1975      Light Industrial       2.12     14,041       100%
102 Pickering Way                Exton, PA                     1980      R&D/Flex               8.87     81,071       100%
217 Welsh Pool Road              Exton, PA                     1975      Light Industrial       2.12     11,293       100%
216 Philips Road                 Exton, PA                     1985      Light Industrial       2.99     39,037        75%
202 Philips Road                 Exton, PA                     1972      Reg. Warehouse         2.94     46,750       100%
110 Thousand Oaks Blvd           Morgantown, PA                1987      Bulk Warehouse         7.89    110,000       100%
20 McDonald Blvd                 Aston, PA                     1988      Light Industrial       2.22     28,900       100%
30 McDonald Blvd                 Aston, PA                     1988      Light Industrial       1.68     22,000        73%
                                                                                                      ----------     -------
                                                                         SUBTOTAL OR  AVERAGE           585,260        89%
                                                                                                      ----------     -------
PHOENIX
-------
7340 South Kyrene Road           Tempe, AZ                     1996      Reg. Warehouse         7.20     63,720       100%
7350 South Kyrene Road           Tempe, AZ                     1996      Reg. Warehouse         5.36     99,384        59%
7360 South Kyrene Road           Tempe, AZ                     1996      R&D/Flex               5.42     99,418       100%
7343 South Hardy Drive           Tempe, AZ                     1997      Bulk Warehouse         7.84    174,854       100%
7333 South Hardy Drive           Tempe, AZ                     1997      Reg. Warehouse         7.90     98,052       100%
3906 East Broadway Road          Phoenix, AZ                   1997      Light Industrial       4.10     54,460        67%
3908 East Broadway Road          Phoenix, AZ                   1997      Light Industrial       2.52     33,002        49%
                                                                                                      ----------     -------
                                                                         SUBTOTAL OR AVERAGE            622,890        88%
                                                                                                      ----------     -------
PORTLAND
--------
5687 International Way (p)       Milwaukee, OR      (l)        1974      Light Industrial       3.71     52,080       100%
5795 SW Jean Road (o)            Lake Oswego, OR               1985      Light Industrial       3.02     37,352       100%
12130 NE Ainsworth Circle (n)    Portland, OR                  1986      R&D/Flex               4.39     53,021        75%
5509 NW 122nd Ave  (n)           Milwaukee, OR      (k)        1995      Light Industrial       2.51     26,850       100%
6105-6113 NE 92nd Avenue (p)     Portland, OR                  1978      Light Industrial       7.42    132,800       100%
8727 NE Marx Drive  (o)          Portland, OR                  1987      Light Industrial       6.59    111,000       100%
3910 SW 170th Ave                Portland, OR                  1987      Light Industrial       1.28     20,500       100%
3388 SE 20th St.                 Portland, OR                  1981      Light Industrial       0.25     11,810       100%
5962-5964 NE 87th Ave            Portland, OR                  1979      Light Industrial       1.28     14,000       100%


                                    LOCATION                  YEAR BUILT-                     LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS             CITY/STATE  ENCUMBRANCES    RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/98
      ----------------             ----------  ------------   ----------   -------------       -------      ---        --------

PORTLAND (CONT.)
----------------
116 SE Yamhill                     Portland, OR                  1974      Light Industrial       0.00      7,500       100%
9106 NE Marx Drive                 Portland, OR                  1969      Light Industrial       0.53      7,500       100%
11620 NE Ainsworth Circle          Portland, OR                  1992      Light Industrial       1.55     10,000       100%
11824 NE Ainsworth Circle          Portland, OR                  1992      Light Industrial       2.13     20,812       100%
12124 NE Ainsworth Circle          Portland, OR                  1984      Light Industrial       2.52     29,040       100%
1735 SE Highway 20                 Bend, OR                      1995      Light Industrial       1.43     18,000       100%
2715 SE Raymond                    Portland, OR                  1971      Light Industrial       1.28     35,000       100%
1645 NE 72nd Ave                   Portland, OR                  1972      Light Industrial       0.73     21,600       100%
1630 SE 8th Ave.                   Portland, OR                  1968      Light Industrial       0.92      5,000       100%
9044 NE Marx Drive                 Portland, OR                  1986      Light Industrial       0.35     19,500       100%
2443 SE 4th Ave.                   Portland, OR                  1964      Light Industrial       0.76     27,128       100%
711 SE Stark St.                   Portland, OR                  1972      Light Industrial       0.23      8,000       100%
11632 NE Ainsworth Circle          Portland, OR                  1990      Light Industrial       9.63    124,610        98%
NE 138th & Airport Way             Portland, OR                  1990      Light Industrial      12.91     49,624       100%
14699 NE Airport Way               Portland, OR                  1998      Light Industrial       4.75     20,000       100%
                                                                                                        ----------     -------
                                                                           SUBTOTAL OR AVERAGE            862,727        98%
                                                                                                        ----------     -------
SALT LAKE CITY
--------------
2255 South 300 West   (r)          Salt Lake City, UT            1980      Light Industrial       4.56    102,942        93%
512 Lawndale Drive    (s)          Salt Lake City, UT            1981      Light Industrial      35.00    395,291        86%
1270 West 2320 South               West Valley, UT               1986      R&D/Flex               1.49     13,025        52%
1275 West 2240 South               West Valley, UT               1986      R&D/Flex               2.06     38,227       100%
1288 West 2240 South               West Valley, UT               1986      R&D/Flex               0.97     13,300        84%
2235 South 1300 West               West Valley, UT               1986      Light Industrial       1.22     19,000       100%
1293 West 2200 South               West Valley, UT               1986      R&D/Flex               0.86     13,300         0%
1279 West 2200 South               West Valley, UT               1986      R&D/Flex               0.91     13,300       100%
1272 West 2240 South               West Valley, UT               1986      Light Industrial       3.07     34,870       100%
1149 West 2240 South               West Valley, UT               1986      Light Industrial       1.71     21,250       100%
1142 West 2320 South               West Valley, UT               1987      Light Industrial       1.52     17,500        55%
                                                                                                        ----------     -------
                                                                           SUBTOTAL OR  AVERAGE           682,005        87%
                                                                                                        ----------     -------
SOUTHERN NEW JERSEY
-------------------
2-5 North Olnev Ave.               Cherry Hill, NJ               1963      Light Industrial       2.10     58,139       100%
2 Springdale Road                  Cherry Hill, NJ               1968      Light Industrial       1.44     21,008       100%
4 Springdale Road   (n)            Cherry Hill, NJ               1963      Light Industrial       3.02     58,132         0%
6 Springdale Road                  Cherry Hill, NJ               1964      Light Industrial       1.44     23,037       100%
8 Springdale Road                  Cherry Hill, NJ               1966      Light Industrial       3.02     45,054       100%
12 Springdale Road                 Cherry Hill, NJ               1965      Light Industrial       3.40     48,385       100%
1 Esterbrook Lane                  Cherry Hill, NJ               1965      Light Industrial       1.71      8,610       100%
16 Springdale Road                 Cherry Hill, NJ               1967      Light Industrial       5.30     48,922        91%
5 Esterbrook Lane                  Cherry Hill, NJ               1966      Reg. Warehouse         5.45     39,167       100%
2 Pin Oak Lane                     Cherry Hill, NJ               1968      Light Industrial       4.45     51,230       100%
6 Esterbrook Lane                  Cherry Hill, NJ               1966      Light Industrial       3.96     32,914       100%
3 Computer Drive                   Cherry Hill, NJ               1966      Bulk Warehouse        11.40    181,000       100%
19 Perina Blvd.                    Cherry Hill, NJ               1966      Light Industrial       4.00     30,000       100%
28 Springdale Road                 Cherry Hill, NJ               1967      Light Industrial       2.93     38,949       100%
3 Esterbrook Lane                  Cherry Hill, NJ               1968      Light Industrial       2.15     32,844       100%
4 Esterbrook Lane                  Cherry Hill, NJ               1969      Light Industrial       3.42     39,266       100%
26 Springdale Road                 Cherry Hill, NJ               1968      Light Industrial       3.25     31,652       100%
1 Keystone Ave.                    Cherry Hill, NJ               1969      Light Industrial       4.15     60,983       100%
1919 Springdale Road               Cherry Hill, NJ               1970      Light Industrial       5.13     49,300       100%
21 Olnev Ave.                      Cherry Hill, NJ               1969      Manufacturing          1.75     22,738       100%
19 Olnev Ave.                      Cherry Hill, NJ               1971      Light Industrial       4.36     53,962       100%
2 Keystone Ave.                    Cherry Hill, NJ                         Light Industrial       3.47     50,922       100%
18 Olnev Ave.                      Cherry Hill, NJ               1974      Light Industrial       8.85     62,542       100%
22 Springdale Road                 Cherry Hill, NJ               1977      Light Industrial       6.24     88,872       100%
1998 Springdale Road               Cherry Hill, NJ               1971      Light Industrial       0.95     14,000       100%
55 Carnegie Drive                  Cherry Hill, NJ               1988      Reg. Warehouse        15.20     90,804       100%
57 Carnegie Drive                  Cherry Hill, NJ               1987      Bulk Warehouse        13.70    140,406       100%
                                                                                                        ----------     -------
                                                                           SUBTOTAL OR AVERAGE          1,422,838        96%
                                                                                                        ----------     -------
ST. LOUIS
---------
8921-8971 Frost Avenue             Hazelwood, MO      (b)        1971      Bulk Warehouse         2.00    100,000       100%
9043-9083 Frost Avenue             Hazelwood, MO      (b)        1970      Bulk Warehouse         2.69    145,000         0%
2121 Chapin Industrial Drive       Vinita Park, MO             1969/87     Bulk Warehouse        23.40    280,905       100%
1200 Andes Boulevard               Olivette, MO                  1967      Light Industrial       2.77     66,600       100%
1248 Andes Boulevard               Olivette, MO                  1967      Light Industrial       3.15     60,708       100%
1208-1226 Ambassador Blvd.         Olivette, MO                  1966      Light Industrial       2.11     49,600       100%
1503-1525 Fairview Industrial      Olivette, MO                  1967      Light Industrial       2.18     46,481       100%
2462-2470 Schuetz Road             St. Louis, MO                 1965      Light Industrial       2.28     43,868       100%
10431-10449 Midwest Industrial     Olivette, MO                  1967      Light Industrial       2.40     55,125        97%
10751 Midwest Industrial Blvd.     Olivette, MO                  1965      Light Industrial       1.70     44,100       100%
11652-11666 Fairgrove Industrial   St. Louis, MO                 1966      Light Industrial       1.92     31,484       100%
11674-11688 Fairgrove Industrial   St. Louis, MO                 1967      Light Industrial       1.53     31,500       100%
2337 Centerline Drive              Maryland Heights, MO          1967      Light Industrial       3.46     75,600       100%





                               LOCATION                  YEAR BUILT-                     LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE  ENCUMBRANCES    RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/98
      ----------------        ----------  ------------   ----------   -------------       -------      ---        --------
ST. LOUIS (CONT.)
-----------------
6951 North Hanley Road (n)    Hazelwood, MO                 1965      Bulk Warehouse         9.50    129,453        32%
4560 Anglum Road              Hazelwood, MO                 1970      Light Industrial       2.60     35,114       100%
2760 South 1st Street         St. Louis, MO                 1997      Bulk Warehouse        11.00    178,800       100%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR AVERAGE          1,374,338        83%
                                                                                                   ----------     -------
TAMPA
-----
6614 Adamo Drive              Tampa, FL                     1967      Reg. Warehouse         2.78     41,377       100%
202 Kelsey                    Tampa, FL                     1989      Bulk Warehouse         6.30    112,000       100%
6202 Benjamin Road            Tampa, FL                     1981      R&D/Flex               2.04     29,845       100%
6204 Benjamin Road            Tampa, FL                     1982      Light Industrial       4.16     60,975        79%
6206 Benjamin Road            Tampa, FL                     1983      Light Industrial       3.94     57,708       100%
6302 Benjamin Road            Tampa, FL                     1983      R&D/Flex               2.03     29,747       100%
6304 Benjamin Road            Tampa, FL                     1984      R&D/Flex               2.04     29,845       100%
6306 Benjamin Road            Tampa, FL                     1984      Light Industrial       2.58     37,861        79%
6308 Benjamin Road            Tampa, FL                     1984      Light Industrial       3.22     47,256       100%
5313 Johns Road               Tampa, FL                     1991      R&D/Flex               1.36     25,690       100%
5602 Thompson Center Court    Tampa, FL                     1972      R&D/Flex               1.39     14,914       100%
5411 Johns Road               Tampa, FL                     1997      Light Industrial       1.98     30,204       100%
5525 Johns Road               Tampa, FL                     1993      R&D/Flex               1.46     24,139       100%
5607 Johns Road               Tampa, FL                     1991      R&D/Flex               1.34     13,500       100%
5709 Johns Road               Tampa, FL                     1990      Light Industrial       1.80     25,480       100%
5711 Johns Road               Tampa, FL                     1990      Light Industrial       1.80     25,455        87%
4410 East Adamo Drive         Tampa, FL                     1990      Bulk Warehouse         5.60    101,744       100%
4420 East Adamo Drive         Tampa, FL                     1990      Reg. Warehouse         1.40     26,650       100%
4430 East Adamo Drive         Tampa, FL                     1987      Reg. Warehouse         3.75     64,551        79%
4440 East Adamo Drive         Tampa, FL                     1988      Reg. Warehouse         3.75     64,800       100%
4450 East Adamo Drive         Tampa, FL                     1969      Reg. Warehouse         4.00     46,462        48%
5453 West Waters Avenue       Tampa, FL                     1987      R&D/Flex               0.66      7,200       100%
5455 West Waters Avenue       Tampa, FL                     1987      R&D/Flex               2.97     32,424       100%
5553 West Waters Avenue       Tampa, FL                     1987      Light Industrial       2.97     32,424       100%
5501 West Waters Avenue       Tampa, FL                     1990      R&D/Flex               1.53     15,870       100%
5503 West Waters Avenue       Tampa, FL                     1990      R&D/Flex               0.68      7,060       100%
5555 West Waters Avenue       Tampa, FL                     1990      R&D/Flex               2.31     23,947       100%
5557 West Waters Avenue       Tampa, FL                     1990      R&D/Flex               0.57      5,860       100%
5463 W. Waters Ave            Tampa, FL          (j)        1996      R&D/Flex               3.50     44,427       100%
5903 Johns Road               Tampa, FL                     1987      Light Industrial       1.20     11,600       100%
4107 North Himes Avenue       Tampa, FL                     1990      R&D/Flex               1.86     26,630        92%
5461 W. Waters Ave            Tampa, FL                     1998      Light Industrial       1.84     21,778       100%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR AVERAGE          1,139,423        94%
                                                                                                   ----------     -------
OTHER
-----
2800 Airport Road    (q)      Denton, TX                    1968      Manufacturing         29.91    222,403       100%
3501 Maple Street             Abilene, TX                   1980      Manufacturing         34.42    123,700       100%
4200 West Harry Street  (o)   Wichita, KS                   1972      Bulk Warehouse        21.45    177,655       100%
Industrial Park No. 2         West Lebanon, NH              1968      Bulk Warehouse        10.27    156,200       100%
931 Discovery Road            Green Bay, WI                 1997      Light Industrial       4.22     25,254       100%
9580 Interport Drive          Shreveport, LA                1989      Reg. Warehouse         3.00     50,000         0%
2675 Valley View Drive        Shreveport, LA                1997      Bulk Warehouse        12.00    250,000       100%
300 10th Street NW            Clarion, IA                   1997      Bulk Warehouse         8.63    126,900       100%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR AVERAGE          1,132,112        96%
                                                                                                   ----------     -------
                                                                                  TOTAL            69,253,383       95%
                                                                                                   ==========     =======

(a) These properties are owned by the Securities Partnership. The Securities Partnership guarantees the payment of dividends and amounts upon redemption, liquidation, dissolution or winding-up of the Series A Cumulative Preferred Stock.
(b) These properties collateralize a $39.6 million mortgage loan which matures on January 11, 2026.
(c) These properties collateralize a $35.2 million mortgage loan which matures on April 1, 2003.
(d) These properties collateralize a $8.7 million mortgage loan which matures on January 1, 2013.
(e) This property collateralizes a $.7 million mortgage loan which maturity is based upon a contingent event related to the environmental status of the property.
(f) This property collateralizes a $3.9 million mortgage loan which matures on August 1, 2008.
(g) These properties collateralize a $7.8 million mortgage loan which matures on April 1, 2006.
(h) These properties collateralize a $3.5 million mortgage loan which matures on June 1, 2003.
(i) This property collateralizes the Acquisition Mortgage Loan IV (hereinafter defined).
(j) These properties collateralize the Acquisition Mortgage Loan V (hereinafter defined).
(k) These properties collateralize the Acquisition Mortgage Loan VI (hereinafter defined).
(l) These properties collateralize the Acquisition Mortgage Loan VII (hereinafter defined).
(m) These properties collateralize the Acquisition Mortgage Loan VIII (hereinafter defined).
(n)      Comprised of two properties.
(o)      Comprised of three properties.
(p)      Comprised of four properties.
(q)      Comprised of five properties
(r)      Comprised of seven properties.
(s)      Comprised of 29 properties.

Tenant and Lease Information.

        The Company has a diverse base of more than 3,000 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and five years and provide for periodic rental increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 1998, approximately 95% of the GLA of the properties was leased, and no single tenant or group of related tenants accounted for more than 1.1% of the Company's rent revenues, nor did any single tenant or group of related tenants occupy more than 1.5% of the Company's total GLA as of December 31, 1998.

        The following table shows scheduled lease expirations for all leases for the Company's properties as of December 31, 1998.

                                                                              ANNUAL BASE RENT
                       NUMBER OF                          PERCENTAGE OF        UNDER EXPIRING        PERCENTAGE OF TOTAL
      YEAR OF           LEASES             GLA                 GLA                 LEASES              ANNUAL BASE RENT
   EXPIRATION (1)      EXPIRING        EXPIRING (2)         EXPIRING           (IN THOUSANDS)            EXPIRING (2)
   --------------    ------------    ---------------    ----------------    --------------------    ---------------------

      1999                    905         14,465,822               22.0%          $       67,825                    23.2%
      2000                    693         11,144,648               16.9%                  50,561                    17.2%
      2001                    598         11,070,140               16.8%                  47,998                    16.4%
      2002                    319          7,320,933               11.1%                  32,319                    11.0%
      2003                    362          6,983,009               10.6%                  34,898                    11.9%
      2004                     89          3,956,824                6.0%                  15,173                     5.2%
      2005                     46          2,074,925                3.2%                  10,319                     3.5%
      2006                     36          1,883,094                2.9%                   7,458                     2.5%
      2007                     27          2,093,801                3.2%                   8,019                     2.7%
      2008                     34          2,315,814                3.5%                  10,124                     3.4%
      Thereafter               21          2,485,689                3.8%                   8,790                     3.0%
                      ------------    ---------------     ---------------    --------------------    ---------------------
      Total                 3,130         65,794,699                100%          $      293,484                   100.0%
                      ============    ===============     ===============    ====================    =====================


--------------
(1) Lease expirations as of December 31, 1998 assume tenants do not exercise existing renewal, termination, or purchase options.

(2)      Does not include existing vacancies of 3,458,684 aggregate square feet.



ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material impact on the results of operations, financial position or liquidity of the Company.

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

                                                                                      DISTRIBUTION
                     QUARTER ENDED                           HIGH         LOW           DECLARED
                     -------------                           ----         ---           --------

                     December 31, 1998                       $  27 1/8    $  23 5/16      $.6000
                     September 30, 1998                         32 3/4       22 3/4        .5300
                     June 30, 1998                              35 1/2       29 5/8        .5300
                     March 31, 1998                             37 11/16     33 7/8        .5300
                     December 31, 1997                          37 3/8       32 1/8        .5300
                     September 30, 1997                         34           28 1/2        .5050
                     June 30, 1997                              31 1/8       29 1/4        .5050
                     March 31, 1997                             32 3/8       29            .5050

         The Company had 346 common stockholders of record as of March 12, 1999.

         The Company has determined that, for federal income tax purposes, approximately 63.9% of the total $2.19 in distributions per share paid with respect to 1998 represents ordinary dividend income to its stockholders, approximately 1.5% represents long-term capital gain and the remaining 34.6% represents a return of capital. In order to maintain its status as a REIT, the Company is required to meet certain tests, including distributing at least 95% of its REIT taxable income, or approximately $1.84 per share for 1998.

ITEM 6.  SELECTED FINANCIAL DATA

         The following sets forth selected financial and operating data for the Company on a pro forma and historical consolidated basis and the Contributing Businesses on a historical combined basis. The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The pro forma statement of operations for the year ended December 31, 1994 includes the historical results of the Company's operations from July 1, 1994 to December 31, 1994 and the operations of the Contributing Businesses for the period of January 1, 1994 to June 30, 1994 and were prepared as if the Initial Offering and the related transactions had occurred on January 1, 1994. The historical statements of operations for the years ended December 31, 1998, 1997, 1996 and 1995 and the six months ended December 31, 1994 include the results of operations of the Company as derived from the Company's audited financial statements. The historical balance sheet data and other data as of December 31, 1998, 1997, 1996, 1995 and 1994 include the balances of the Company as derived from the Company's audited financial statements. The historical balance sheet data as of June 30, 1994 and the combined statements of operations for the six months ended June 30, 1994 have been derived from the historical financial statements of the Contributing Businesses. In the opinion of management, the selected financial data includes all adjustments necessary to present fairly the information set forth therein.


====================================================================================================================================
                                                                        The Company
                                           -----------------------------------------------------------------------      Contributing
                                                                                               Pro                      Businesses
                                         Historical   Historical  Historical   Historical     Forma       Historical    Historical
                                            Year         Year        Year         Year        Year        Six Months    Six Months
                                            Ended       Ended        Ended       Ended        Ended         Ended          Ended
                                          12/31/98     12/31/97    12/31/96     12/31/95  1  2/31/94       12/31/94       6/30/94
                                         ------------ ----------- ------------ -----------   ---------    -----------   ------------
                                                         (In thousands, except per share, ratio and property data)
STATEMENTS OF OPERATIONS DATA:
Total Revenues .........................    349,702     223,203     140,055        106,486     87,923        46,570         22,816
Property Expenses ......................    (99,484)    (59,762)    (39,224)       (28,302)   (22,714)      (11,853)        (6,036)
General and Administrative Expense .....    (12,983)     (6,248)     (4,018)        (3,135)    (2,310)       (1,097)          (795)
Interest Expense .......................    (71,833)    (49,859)    (28,954)       (28,591)   (19,528)      (10,588)       (11,773)
Amortization of Interest Rate Protection
   Agreements and Deferred Financing
   Costs ...............................       (917)     (2,812)     (3,286)        (4,438)    (6,113)       (2,904)          (858)
Depreciation and Other Amortization ....    (63,805)    (39,573)    (28,049)       (22,264)   (19,189)       (9,802)        (4,744)
Management and Construction Income
(Loss) .................................         --          --          --             --         --            --            (81)
Equity in Income of Joint Venture ......         45          --          --             --         --            --             --
Income Allocated to Minority Interest ..     (7,961)     (5,312)     (2,931)          (997)    (1,405)         (778)            --
Disposition of Interest Rate Protection
   Agreements (a) ......................     (8,475)      1,430          --         (6,410)        --            --             --
Restructuring and Abandoned Pursuit
   Costs Charge (b) ....................    (11,941)         --          --             --         --            --             --
Gain on Sales of Properties ............      5,349       5,003       4,344             --         --            --             --
                                           --------    --------    --------       --------    -------       -------        -------
Income (Loss) Before Extraordinary Loss
   and Cumulative Effect of Change in
   Accounting Principle ................     77,697      66,070      37,937         12,349     16,664         9,548         (1,471)
Extraordinary Loss (c) .................         --     (14,124)     (2,273)            --         --            --         (1,449)
Cumulative Effect of Change in
   Accounting Principle (d) ............     (1,976)         --          --             --         --            --             --
                                           --------    --------    --------       --------    -------       -------        -------
Net Income (Loss) ......................     75,721      51,946      35,664         12,349     16,664         9,548        $(2,920)
                                                                                                                           =======
Preferred Stock Dividends ..............    (30,610)    (11,856)     (3,919)          (468)        --            --
                                           --------    --------    --------        --------   --------     --------
Net Income Available to Common
 Stockholders ..........................   $ 45,111    $ 40,090    $ 31,745        $11,881   $ 16,664       $ 9,548
                                           ========    ========    ========        =======    =======       =======
   Net Income Available to Common
      Stockholders Before Extraordinary Loss
      and Cumulative Effect of Change in
      Accounting Principle Per Weighted
      Average Common Share Outstanding:
           Basic ...................        $   1.26    $   1.72   $   1.37       $    .63   $    .92    . $     51
                                            ========    ========   ========       ========   ========      ========
           Diluted .................        $   1.25    $   1.70   $   1.37       $    .63   $    .92      $    .51
                                            ========    ========   ========       ========   ========      ========
Net Income Available to Common
   Stockholders Per Weighted Average
   Common Share Outstanding:
           Basic ...................        $   1.20    $   1.27   $   1.28       $    .63   $    .92      $    .51
                                            ========    ========   ========       ========   ========      ========
           Diluted .................        $   1.20    $   1.26   $   1.28       $    .63   $    .92      $    .51
                                            ========    ========   ========       ========   ========      ========
Distributions Per Share ............        $  2.190    $  2.045   $ 1.9675       $  1.905                 $   .945
                                            ========    ========   ========       ========                 ========
Weighted Average Number of Common
   Shares Outstanding:

           Basic ...................          37,445      31,508     24,756         18,889     18,182        18,181
                                            ========    ========   ========       ========   ========      ========
           Diluted .................          37,627      31,814     24,842         18,889     18,182        18,181
                                            ========    ========   ========       ========   ========      ========

BALANCE SHEET DATA (END OF PERIOD):
 Real Estate, Before Accumulated
   Depreciation...........................$2,583,033   $1,994,346   $1,050,779   $ 757,516                 $669,608       $ 597,504
   Real Estate, After Accumulated
   Depreciation........................... 2,407,147    1,873,316      959,322     668,767                  620,294         556,902
   Total Assets........................... 2,554,462    2,272,163    1,022,600     753,904                  691,081         616,767
   Mortgage Loans, Net, Acquisition
      Facilities Payable, Senior Unsecured
      Debt, Net, Construction Loans and
      Promissory Notes Payable............ 1,191,882      879,592      406,401     399,958                  348,700         305,000
   Defeased Mortgage Loan Payable.........       ---      300,000          ---         ---                      ---             ---
   Total Liabilities...................... 1,310,518    1,266,079      447,178     426,972                  374,849         323,703
   Stockholders Equity.................... 1,054,776      854,590      532,561     306,023                  292,420         269,326

OTHER DATA:
   Cash Flows From Operating Activities...$  149,096   $  102,635   $   62,621   $  38,541                 $ 18,033       $   5,026
   Cash Flows From Investing Activities...  (535,554)    (805,505)    (240,571)    (84,159)                 (73,840)       (374,757)
   Cash Flows From Financing Activities...   395,059      708,446      176,677      45,420                   57,475         374,152
   Funds From Operations ("FFO") (e)......   133,148       92,361       60,546      41,428                   20,128           3,273
   Ratio of Earnings to Fixed Charges and
      Preferred Stock Dividends (f).......     1.62x        1.79x        1.88x       1.56x                    1.76x           ---(g)


   Total Properties (h)...................       987          769          379         271                      246             226
   Total GLA, in Square Feet(h)...........69,253,383   56,567,706   32,700,069  22,562,755               19,169,321      17,393,813
   Occupancy Percentage (h)...............        95%          96%          97%         97%                      97%             97%

====================================================================================================================================






(a) In conjunction with obtaining a $300.0 million mortgage loan on June 30, 1994 (the "1994 Mortgage Loan"), the Company, through the Financing Partnership, purchased an interest rate protection agreement (the "1994 Interest Rate Protection Agreement") which effectively limited the interest rate during the initial five-year term of the 1994 Mortgage Loan to 7.20% per annum. Effective July 1, 1995, the Company replaced the 1994 Interest Rate Protection Agreement with new interest rate protection agreements and entered into interest rate swap agreements (together, the "1995 Interest Rate Protection Agreements") which effectively fixed the annual interest rate on the 1994 Mortgage Loan at 6.97% for six years through June 30, 2001. As a result of the replacement of the interest rate protection agreement, the Company incurred a one-time loss of approximately $6.4 million. On May 16, 1997, the Company sold the 1995 Interest Rate Protection Agreements resulting in a gain of approximately $1.4 million. The $8.5 million loss on disposition of interest rate protection agreements for the year ended December 31, 1998 represents the Company's settlement, through the Operating Partnership, of its remaining interest rate protection agreement which was scheduled to expire on January 4, 1999. This agreement was entered into in December 1997 in anticipation of 1998 senior unsecured debt offerings. Due to the changing market conditions and the Company's expectation that it would not issue debt securities associated with the interest rate protection agreement, the Company settled its position in the interest rate protection agreement.

(b) Represents a restructuring charge of $6.9 million relating to severance costs (of which $1.2 million is noncash relating to immediate vesting of restricted stock) and $5.0 million in costs related to abandoned acquisitions.

(c) Upon consummation of the Initial Offering in June 1994, certain Contributing Businesses' loans were repaid and the related unamortized deferred financing fees totaling $1.5 million were written off. In 1996, the Company terminated certain revolving credit facilities. The Company recorded an extraordinary loss of $2.3 million which is comprised of a prepayment fee, the write-off of unamortized deferred financing fees, legal costs and other expenses. In 1997, the Company terminated certain mortgage loans, an unsecured loan and a revolving credit facility and obtained a commitment to pay off and retire another mortgage loan. The Company recorded an extraordinary loss of $14.1 million which is comprised of prepayment fees, the write-off of unamortized deferred financing fees, legal costs and other expenses.

(d) In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the net unamortized balance of all start-up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed. Consistent with SOP 98-5, in the second quarter of 1998, the Company has reported a cumulative effect of a change in accounting principle in the amount of approximately $2.0 million to reflect the write-off of the unamortized balance of organizational costs on the Company's balance sheet.

(e) Management considers funds from operations to be one financial measure of the operating performance of an equity REIT that provides a relevant basis for comparison among REITs and it is presented to assist investors in analyzing the performance of the Company. In accordance with the National Association of Real Estate Investment Trusts' definition of funds from operations, the Company calculates funds from operations to be equal to net income, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, excluding amortization of deferred financing costs and interest rate protection agreements, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends and distributions. Funds from operations should not be considered as a substitute for net income as a measure of results of operations or for cash flow from operating activities calculated in accordance with generally accepted accounting principles as a measure of liquidity. Funds from operations as calculated by the Company may not be comparable to similarly titled but differently calculated measures of other REITs. The following is a reconciliation of net income to funds from operations:


                                                                                                                      Contributing
                                                                        The Company                                    Businesses
                                            -------------------------------------------------------------------     ---------------
                                                                                                        Six Months     Six Months
                                             Year Ended     Year Ended    Year Ended     Year Ended       Ended           Ended
                                               12/31/98      12/31/97      12/31/96       12/31/95       12/31/94        6/30/94
                                            -----------   -------------  -------------- -------------- ------------- --------------
Net Income (Loss)Available to
    Common Stockholders....               $     45,111      $   40,090    $   31,745     $    11,881     $     9,548    $  (2,920)

   Adjustments:
      Depreciation and Other
        Amortization.................           62,935          39,268        27,941          22,140           9,802        4,744
      Equity in Depreciation and
        Other Amortization of Joint
        Venture......................               98             ---           ---             ---             ---          ---
      Cumulative Effect of Change
        in Accounting Principle......            1,976             ---           ---             ---             ---          ---
      Restructuring and Abandoned
         Pursuit Costs Charge.....              11,941             ---           ---             ---             ---          ---
      Disposition of Interest  Rate
         Protection  Agreement.......            8,475          (1,430)          ---           6,410             ---          ---
         Gain on Sales of Properties.           (5,349)         (5,003)       (4,344)            ---             ---          ---
         Extraordinary Items.........         .    ---          14,124         2,273             ---             ---        1,449
         Minority Interest...........            7,961           5,312         2,931             997             778          ---
                                           ------------     -----------   ------------   -------------    -----------    ---------
      Funds From Operations.......        $    133,148      $   92,361    $   60,546     $    41,428     $    20,128    $   3,273
                                           ============     ===========   ============   =============    ===========    =========


(f) For purposes of computing the ratios of earnings to fixed charges and preferred stock dividends, earnings have been calculated by adding fixed charges (excluding capitalized interest) to income (loss) before extraordinary loss, cumulative effect of change in accounting principle, gain on sales of properties, restructuring and abandoned pursuit costs charge, disposition of interest rate protection agreement and income allocated to minority interest. Fixed charges consist of interest costs, whether expensed or capitalized, and amortization of interest rate protection agreement(s) and deferred financing costs.

(g) Earnings were inadequate to cover fixed charges by approximately $1.4 million for the six months ended June 30, 1994, which period was prior to the Company's initial public offering.

(h) As of end of period and excludes properties under development.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with "Selected Financial and Operating Data" and the historical Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

        First Industrial Realty Trust, Inc. was organized in the state of Maryland on August 10, 1993. First Industrial Realty Trust, Inc. is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The First Industrial Realty Trust, Inc. and its subsidiaries (the "Company") began operations on July 1, 1994. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner. The Company is the sole stockholder of First Industrial Finance Corporation, First Industrial Pennsylvania Corporation, First Industrial Harrisburg Corporation, First Industrial Securities Corporation, First Industrial Mortgage Corporation, First Industrial Indianapolis Corporation, FI Development Services Corporation and First Industrial Florida Finance Corporation, which are the sole general partners of First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P. (the "Mortgage Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), First Industrial Development Services, L.P. and TK-SV, LTD., respectively. The Operating Partnership is the sole limited partner of the Financing Partnership, the Pennsylvania Partnership, the Harrisburg Partnership, the Securities Partnership, the Mortgage Partnership, the Indianapolis Partnership, First Industrial Development Services, L.P and TK-SV, LTD. The Operating Partnership is also the sole member of limited liability companies (the "L.L.C.'s), and the majority stockholder of First Industrial Enterprises of Michigan and FR Development Services, Inc. The Company, through wholly owned limited liability companies in which the Operating Partnership is the sole member, also owns a 10% equity interest in and provides asset and property management services to a joint venture which invests in industrial properties.


RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

         At December 31, 1998, the Company owned 987 in-service properties containing approximately 69.3 million square feet of GLA, compared to 769 in-service properties with approximately 56.4 million square feet of GLA at December 31, 1997. During 1998, the Company acquired 247 properties containing approximately 12.3 million square feet of GLA, completed development of 12 properties and expansions of 2 properties totaling 2.6 million square feet of GLA and sold 41 in-service properties totaling 2.0 million square feet of GLA and several land parcels.

         Rental income and tenant recoveries and other income increased in 1998 over 1997 by approximately $139.3 million or 66.2% due primarily to the properties acquired or developed after December 31, 1996 (between January 1, 1997 and December 31, 1998, the Company acquired approximately $1.4 billion of industrial properties). Revenues from properties owned prior to January 1, 1997 increased in 1998 over 1997 by approximately $2.2 million or 1.5% due primarily to increased rental rates upon renewal or replacement of tenant leases offset by a decrease in tenant recovery income charges related to the decrease in operating expenses as discussed below.

         Interest income-defeasance in 1997 represents interest income earned on U.S. Government securities and cash proceeds from such securities upon maturity that were pledged as collateral to legally defease the Company's $300.0 million mortgage loan (the "1994 Defeased Mortgage Loan").

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by approximately $39.7 million or 66.5% due primarily to the properties acquired or developed after December 31, 1996 (between January 1, 1997 and December 31, 1998, the Company acquired approximately $1.4 billion of industrial properties). Expenses from properties owned prior to January 1, 1997, decreased by approximately $.5 million or 1.1% due primarily to a decrease in snow removal and related expenses incurred for properties located in certain of the Company's metropolitan areas during the year ended December 31, 1998 as compared to the year ended December 31, 1997.

         General and administrative expense increased by approximately $6.7 million, of which, approximately $4.0 million is due primarily to the additional expenses associated with managing the Company's growing operations including additional professional fees relating to additional properties owned and additional personnel to manage and expand the Company's business. Approximately $2.7 million of the increase is the result of the adoption of Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property

Acquisitions" ("EITF 97-11"), which requires that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property should be expensed as incurred. The Company adopted EITF 97-11 on March 19, 1998.

         Interest expense increased by approximately $22.0 million for the year ended December 31, 1998 compared to the year ended December 31, 1997 due primarily to a higher average debt balance outstanding resulting from the issuance of unsecured debt to fund the acquisition and development of additional properties (between January 1, 1997 and December 31, 1998, the Company acquired approximately $1.4 billion of industrial properties).

         Amortization of interest rate protection agreements and deferred financing costs decreased by approximately $1.9 million due primarily to the full amortization of the deferred financing costs relating to the Company's 1994 Defeased Mortgage Loan which was paid off and retired on January 2, 1998, offset by amortization of deferred financing costs relating to the issuance of additional senior unsecured debt.

         Depreciation and other amortization increased by approximately $24.2 million due primarily to the additional depreciation and amortization related to the properties acquired or developed after December 31, 1996 (between January 1, 1997 and December 31, 1998, the Company acquired approximately $1.4 billion of industrial properties).

         The $11.9 million restructuring and abandoned pursuit costs charge for the year ended December 31, 1998 represents a charge in connection with the Company's restructuring, including approximately $6.9 million in severance costs (of which approximately $1.2 million is non-cash relating to immediate vesting of restricted stock) and approximately $5.0 million in costs related to abandoned acquisitions.

         Equity in Income of Joint Venture of approximately $.05 million for the year ended December 31, 1998 represents the Company's 10% equity interest in the income of the September 1998 Joint Venture (hereinafter defined).

         The $8.5 million loss on disposition of interest rate protection agreements for the year ended December 31, 1998 represents the Company's settlement, through the Operating Partnership, of its remaining interest rate protection agreement which was scheduled to expire on January 4, 1999. This agreement was entered into in December 1997 in anticipation of 1998 senior unsecured debt offerings. Due to the changing market conditions and the Company's expectation that it would not issue debt securities associated with the interest rate protection agreement, the Company settled its position in the interest rate protection agreement.

         The $1.4 million gain on disposition of interest rate protection agreements for the year ended December 31, 1997 represents the sale of the Company's interest rate protection agreements in April 1997. These agreements were entered into in July 1995 and effectively fixed the annual interest rate on the 1994 Mortgage Loan at 6.97% for six years through June 30, 2001.

         The $5.3 million gain on sales of properties for the year ended December 31, 1998 resulted from the sale of 41 in-service properties and several parcels of land. Gross proceeds for these property sales totaled approximately $99.9 million.

         The $5.0 million gain on sales of properties for the year ended December 31, 1997 resulted from the sale of ten in-service properties, one property held for redevelopment and several parcels of land. Gross proceeds for these property sales totaled approximately $33.7 million.

         The $14.1 million extraordinary loss for the year ended December 31, 1997 represents the write-off of unamortized deferred financing costs, prepayment fees, legal fees and other costs incurred to terminate various mortgage loans, an unsecured loan and a revolving line of credit and the commitment to retire the 1994 Defeased Mortgage Loan.

         The $2.0 million cumulative effect of change in accounting principle for the year ended December 31, 1998 is the result of the write-off of the unamortized balance of organizational costs on the Company's balance sheet due to the early adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), as further discussed later in this Management's Discussion and Analysis.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

         At December 31, 1997, the Company owned 769 in-service properties containing approximately 56.4 million square feet of GLA, compared to 379 in-service properties with approximately 32.7 million square feet of GLA at December 31, 1996. During 1997, the Company acquired 389 properties containing approximately 22.8 million square feet of GLA, completed development of ten properties and expansions of two properties totaling 1.7 million square feet of GLA and sold ten in-service properties totaling .8 million square feet of GLA, one property held for redevelopment and several land parcels.

         Rental income and tenant recoveries and other income increased in 1997 over 1996 by approximately $70.4 million or 50.2% due primarily to the properties acquired after December 31, 1995. Revenues from properties owned prior to January 1, 1996 increased in 1997 over 1996 by approximately $2.1 million or 2.0% due primarily to increased rental rates upon renewal or replacement of tenant leases.

         Interest income-defeasance in 1997 represents interest income earned on U.S. Government securities and cash proceeds from such securities upon maturity that were pledged as collateral to legally defease the 1994 Defeased Mortgage Loan.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased in 1997 over 1996 by approximately $20.5 million or 52.4% due primarily to properties acquired after December 31, 1995. For properties owned prior to January 1, 1996, property expenses remained relatively unchanged.

         General and administrative expense increased in 1997 over 1996 by approximately $2.2 million due primarily to the additional expenses associated with managing the Company's growing operations including additional professional fees relating to additional properties owned and personnel to manage and expand the Company's business.

         Interest expense increased by approximately $20.9 million for the year ended December 31, 1997 compared to the year ended December 31, 1996 due primarily to a higher average debt balance to fund the purchase of U.S. Government securities to legally defease the 1994 Defeased Mortgage Loan and to fund the acquisition and development of additional properties.

         Depreciation and other amortization increased in 1997 over 1996 by approximately $11.5 million due primarily to the additional depreciation and amortization related to the properties acquired and placed in service after December 31, 1995.

         The $1.4 million gain on disposition of interest rate protection agreements for the year ended December 31, 1997 represents the sale of the Company's interest rate protection agreements in April 1997. These agreements were entered into in July 1995 and effectively fixed the annual interest rate on the 1994 Mortgage Loan at 6.97% for six years through June 30, 2001.

         The $5.0 million gain on sales of properties for the year ended December 31, 1997 resulted from the sale of ten in-service properties, one property under redevelopment and several parcels of land. Gross proceeds for these property sales totaled approximately $33.7 million.

         The $4.3 million gain on sales of properties for the year ended December 31, 1996 resulted from the sale of three in-service properties. Gross proceeds for these property sales totaled approximately $15.0 million.

         The $14.1 million extraordinary loss for the year ended December 31, 1997 represents the write-off of unamortized deferred financing costs, prepayment fees, legal fees and other costs incurred to terminate various mortgage loans, an unsecured loan and a revolving line of credit and the commitment to retire the 1994 Defeased Mortgage Loan.

         The $2.3 million extraordinary loss for the year ended December 31, 1996 represents the write-off of unamortized deferred financing costs, legal fees and other costs that were incurred to terminate various mortgage loans and various revolving lines of credit.

LIQUIDITY AND CAPITAL RESOURCES


         At December 31, 1998, the Company's cash and cash equivalents was approximately $21.8 million and restricted cash was approximately $11.0 million. Included in restricted cash are approximately $3.3 million of cash reserves required to be set aside under the Company's $40.0 million mortgage loan (the "1995 Mortgage Loan") for payments of security deposit refunds, tenant improvements, capital expenditures, interest, real estate taxes, and insurance. The portion of the cash reserve relating to payments for capital expenditures, interest, real estate taxes, and insurance for properties collateralizing the 1995 Mortgage Loan is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserve relating to security deposit refunds for the tenants occupying the properties collateralizing the 1995 Mortgage Loan is adjusted as tenants turn over. Also included in restricted cash is approximately $7.7 million of gross proceeds from the sale of properties. These sales proceeds will be disbursed as the Company exchanges into properties under Section 1031 of the Internal Revenue Code.

YEAR ENDED DECEMBER 31, 1998

         Net cash provided by operating activities of approximately $149.1 million for the year ended December 31, 1998 was comprised primarily of net income before minority interest of approximately $83.7 million and adjustments for non-cash items of approximately $59.0 million and the net change in operating assets and liabilities of approximately $6.4 million. The adjustments for the non-cash items are primarily comprised of depreciation and amortization, a provision for bad debts and the cumulative effect of a change in accounting principle due to the adoption of SOP 98-5 (as further discussed later in this Management's Discussion and Analysis of Financial Condition and Results of Operations), offset by the gain on sales of real estate, equity in income of joint venture and the effect of the straight-lining of rental income.

         Net cash used in investing activities of approximately $535.6 million for the year ended December 31, 1998 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, closing costs from the sales of real estate, investment in joint venture and an increase in restricted cash used to effect Section 1031 exchanges, offset by the proceeds from the sales of real estate and the repayment of mortgage loans receivable.

         Net cash provided by financing activities of approximately $395.1 million for the year ended December 31, 1998 was comprised primarily of the net proceeds from the issuance of common stock, preferred stock and senior unsecured debt, net borrowings under the Company's $300.0 million unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility") and a decrease in restricted cash which was used to pay down and retire the 1994 Defeased Mortgage Loan, offset by repayments of mortgage loans and common and preferred stock dividends and distributions.

YEAR ENDED DECEMBER 31, 1997

         Net cash provided by operating activities of approximately $102.6 million for the year ended December 31, 1997 was comprised primarily of net income before minority interest of approximately $57.3 million and adjustments for non-cash items of approximately $48.9 million, offset by the net change in operating assets and liabilities of approximately $3.6 million. The adjustments for the non-cash items are primarily comprised of depreciation and amortization, extraordinary loss and a provision for bad debts, offset by the gain on disposition of interest rate protection agreements, the gain on sales of real estate and the effect of the straight-lining of rental income.

         Net cash used in investing activities of approximately $805.5 million for the year ended December 31, 1997 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, closing costs from the sales of real estate and the funding of mortgage loans receivable, offset by the proceeds from the sales of real estate, a decrease in restricted cash due to the use of restricted cash to purchase properties to effect Section 1031 exchanges and repayment of mortgage loans receivable.

         Net cash provided by financing activities of approximately $708.4 million for the year ended December 31, 1997 was comprised primarily of the net proceeds from the issuance of common stock, preferred stock and senior unsecured debt, net borrowings under the Company's $200.0 million unsecured revolving credit facility and proceeds from the sale of interest rate protection agreements, offset by repayments of unsecured debt, promissory notes payable and mortgage loans payable, the purchase of U.S. Government securities to defease the 1994 Defeased Mortgage Loan and common and preferred stock dividends and distributions.


YEAR ENDED DECEMBER 31, 1996

         Net cash provided by operating activities of approximately $62.6 million for the year ended December 31, 1996 was comprised primarily of net income before minority interest of approximately $38.6 million and adjustments for non-cash items of approximately $28.2 million, offset by the net change in operating assets and liabilities of approximately $4.2 million. The adjustments for the non-cash items are primarily comprised of depreciation and amortization, extraordinary loss and a provision for bad debts, offset by the gain on sales of real estate and the effect of the straight-lining of rental income.

         Net cash used in investing activities of approximately $240.6 million for the year ended December 31, 1996 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate and closing costs from the sales of real estate, offset by the proceeds from the sales of real estate and a decrease in restricted cash due to a decrease in cash reserves related to the 1994 Defeased Mortgage Loan.

         Net cash provided by financing activities of approximately $176.7 million for the year ended December 31, 1996 was comprised primarily of the net proceeds from the issuance of common stock and the net proceeds from mortgage loans payable, offset by net repayments under the Company's $200.0 million unsecured revolving credit facility, repayments of construction loans payable and mortgage loans payable and common and preferred stock dividends and distributions.

FUNDS FROM OPERATIONS AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

         Funds from operations increased by approximately $40.8 million or 44.2% in 1998 compared to 1997 and increased by approximately $31.8 million or 52.6% in 1997 compared to 1996 as a result of the factors discussed in the analysis of operating results above. Management considers funds from operations to be one financial measure of the operating performance of an equity REIT that provides a relevant basis for comparison among REITs and it is presented to assist investors in analyzing the performance of the Company. In accordance with the National Association of Real Estate Investment Trusts' definition of funds from operations, the Company calculates funds from operations to be equal to net income, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, excluding amortization of deferred financing costs and interest rate protection agreements, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends and distributions. Funds from operations should not be considered as a substitute for net income as a measure of results of operations or for cash flow from operating activities (calculated in accordance with generally accepted accounting principles) as a measure of liquidity. Funds from operations as calculated by the Company may not be comparable to similarly titled but differently calculated measures of other REITs.


         The ratio of earnings to fixed charges and preferred stock dividends was 1.62 for the year ended December 31, 1998 compared to 1.79 for the year ended December 31, 1997 and 1.88 for the year ended December 31, 1996. The decrease in the earnings to fixed charges and preferred stock dividends between fiscal years 1998 and 1997 is primarily due to additional interest expense and preferred stock dividends incurred in fiscal year 1998 from additional debt and preferred stock issued to fund property acquisitions and developments, which is partially offset by higher net operating income from the property acquisitions as discussed in "Results of Operations" above. The decrease in the earnings to fixed charges and preferred stock dividends between fiscal year 1997 and 1996 is primarily due to additional interest expense and preferred stock dividends incurred in fiscal year 1997 from additional debt and preferred stock issued to fund property acquisitions and to legally defease the 1994 Defeased Mortgage Loan, which is partially offset by higher net operating income from the property acquisitions as discussed in "Results of Operations" above.

MARKET RISK

         The following discussion about the Company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

         This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at December 31, 1998 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

         In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

         At December 31, 1998, $134.8 million (approximately 11% of total debt at December 31, 1998) of the Company's debt was variable rate debt (all of the variable rate debt relates to the Company's 1997 Unsecured Acquisition Facility) and $1,057.1 million (approximately 89% of total debt at December 31, 1998) was fixed rate debt. The Company also had outstanding a written put and a written call option (collectively, the "Written Options") which were issued in conjunction with the initial offering of two tranches of unsecured debt. The Company's past practice has been to lock into fixed interest rates at issuance or fix the rate of variable rate debt through the use of interest rate protection agreements when interest rate market conditions dictate it is advantageous to do so. Currently, the Company does not enter into financial instruments for trading or other speculative purposes.

         For fixed rate debt, changes in interest rates generally affect the fair value of the debt, but not earnings or cash flows of the Company. Conversely, for variable rate debt, changes in the interest rate generally do not impact the fair value of the debt, but would affect the Company's future earnings and cash flows. The interest rate risk and changes in fair market value of fixed rate debt generally do not have a significant impact on the Company until the Company is required to refinance such debt. See Note 6 to the consolidated financial statements for a discussion of the maturity dates of the Company's various fixed rate debt.

         Based upon the amount of variable rate debt outstanding at December 31, 1998, a 10% increase or decrease in the interest rate on the Company's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.9 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at December 31, 1998 by approximately $47.9 million to $988.7 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at December 31, 1998 by approximately $52.3 million to $1,088.9 million. A 10% increase in interest rates would decrease the fair value of the Written Options at December 31, 1998 by approximately $4.0 million to $9.2 million. A 10% decrease in interest rates would increase the fair value of the Written Options at December 31, 1998 by approximately $4.5 million to $17.7 million.

     Information relating to the Company's interest rate protection agreement that was settled on November 5, 1998 is disclosed below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations".

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

     In 1998, the Company acquired 247 industrial properties comprising approximately 12.3 million square feet of GLA and several land parcels for a total purchase price of approximately $560.1 million, completed the development of 12 properties and expansions of two properties comprising approximately 2.6 million square feet of GLA at a cost of approximately $85.9 million and sold 41 in-service properties comprising approximately 2.0 million square feet of GLA and several land parcels for gross proceeds of $99.9 million (approximately $56.3 million of the gross sales proceeds were received from the September 1998 Joint Venture to which the Company sold 21 of the 41 properties at the Company's net book value). The gain on sales of real estate was approximately $5.3 million.

         The Company has committed to the construction of 20 development projects totaling approximately 2.5 million square feet of GLA. The estimated total construction costs are approximately $101.9 million. These developments are expected to be funded with cash flow from operations as well as borrowings under the Company's 1997 Unsecured Acquisition Facility.

         During the period January 1, 1999 through March 12, 1999, the Company acquired or completed development of four industrial properties and one land parcel for a total estimated investment of approximately $28.0 million. The Company also sold seven industrial properties for approximately $12.5 million of gross proceeds.

REAL ESTATE HELD FOR SALE

         The Company has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates in order to redeploy capital. At December 31, 1998, the Company had three industrial properties located in New Jersey comprising approximately 148,874 square feet of GLA held for sale, one industrial property located in Michigan comprising approximately 32,470 square feet of GLA held for sale and one industrial property located in Colorado comprising approximately 26,922 square feet of GLA held for sale. Income from operations of the five industrial properties held for sale for the twelve months ended December 31, 1998, 1997 and 1996 is $.8 million, $.6 million and $.1 million, respectively. Net carrying value of the five industrial properties held for sale at December 31, 1998 is $9.7 million. There can be no assurance that such properties held for sale will be sold.

INVESTMENT IN JOINT VENTURE

         On September 28, 1998, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the "September 1998 Joint Venture") with an institutional investor to invest in industrial properties. The Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, owns a 10% equity interest in the September 1998 Joint Venture and provides property and asset management services to the September 1998 Joint Venture. On or after October 2000, under certain circumstances, the Company has the option of purchasing all of the properties owned by the September 1998 Joint Venture at a price determined by the provisions of the co-ownership agreement between the Company and the September 1998 Joint Venture's other partner. The Company received approximately $2.3 million (net of the intercompany elimination) in acquisition, asset management and property management fees in 1998 from the September 1998 Joint Venture. The Company accounts for the September 1998 Joint Venture under the equity method of accounting. As of December 31, 1998, the September 1998 Joint Venture owned 130 industrial properties comprising approximately 6.3 million square feet of GLA.

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

         On November 5, 1998, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of $1.3 million (the "Acquisition Mortgage Loan VIII"). The Acquisition Mortgage Loan VIII is collateralized by three properties in Richland Hills, Texas, bears interest at a fixed rate of 8.450% and provides for monthly principal and interest payments based on a 143-month amortization schedule. The Acquisition Mortgage Loan VIII matures on July 1, 2009.

         On March 31, 1998, the Company, through the Operating Partnership, issued $100.0 million of Dealer remarketable securities which mature on April 5, 2011 and bear a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. Interest is paid semi-annually in arrears on April 5 and October 5. The 2011 Drs. are callable (the "Call Option"), at the option of J.P. Morgan Securities, Inc., as Remarketing Dealer (the "Remarketing Dealer"), on April 5, 2001 (the "Remarketing Date"). The Company received approximately $2.8 million of proceeds from the Remarketing Dealer as consideration for the Call Option. The Company is amortizing these proceeds over the life of the Call Option as an adjustment to interest expense. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based upon a predetermined formula as disclosed in the related Prospectus Supplement. If the Remarketing Dealer elects not to remarket the 2011 Drs., then the Operating Partnership will be required to repurchase, on the Remarketing Date, any 2011 Drs. that have not been purchased by the Remarketing Dealer at 100% of the principal amount thereof, plus accrued and unpaid interest, if any. The Company also settled an interest rate protection agreement, in the notional amount of $100.0 million, which was used to fix the interest rate on the 2011 Drs. prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Drs. as an adjustment to interest expense. The 2011 Drs. contain certain covenants including limitations on incurrence of debt and debt service coverage.

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

         On November 5, 1998 the Company, through the Operating Partnership, settled its remaining interest rate protection agreement which was scheduled to expire on January 4, 1999. This agreement was entered into in December 1997 in anticipation of 1998 senior unsecured debt offerings. Due to the changing market conditions and the Company's expectation that it would not issue debt securities associated with the interest rate protection agreement, the Company settled its position. As a result, the Company recognized an expense of approximately $8.5 million associated with the settlement of this interest rate protection agreement in the fourth quarter of 1998.

ISSUANCE OF PREFERRED STOCK, COMMON STOCK AND EMPLOYEE STOCK OPTIONS

         On February 4, 1998, the Company issued 5,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the "Series D Preferred Stock"), at an initial offering price of $25 per Depositary Share. Dividends on the Series D Preferred Stock represented by the Depositary Shares are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the dividends and amounts upon liquidation, dissolution or winding up, the Series D Preferred Stock ranks senior to payments on the Company's $.01 par value common stock ("Common Stock") and pari passu with the Company's 9 1/2%, $.01 par value, Series A Cumulative Preferred Stock (the "Series A Preferred Stock"), 8 3/4%, $.01 par value,

Series B Cumulative Preferred Stock (the "Series B Preferred Stock"), 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the "Series C Preferred Stock") and Series E Preferred Stock (defined below); however, the Series A Preferred Stock has the benefit of a guarantee by First Industrial Securities, L.P. The Series D Preferred Stock is not redeemable prior to February 4, 2003. On and after February 4, 2003, the Series D Preferred Stock is redeemable for cash at the option of the Company, in whole or part, at a redemption price equivalent to $25 per Depositary Share, or $125.0 million in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series D Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

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

         On April 23, 1998, the Company issued, in a private placement, 1,112,644 shares of $.01 par value Common Stock (the "April 1998 Equity Offering"). The price per share in the April 1998 Equity Offering was $32.625, resulting in gross offering proceeds of $36.3 million. Proceeds to the Company, net of purchaser's discount and total offering expenses, were approximately $33.1 million.

         During 1998 the Company awarded 51,850 shares of restricted Common Stock to certain employees and 2,769 shares of restricted Common Stock to certain Directors. Other employees of the Company converted certain employee stock options to 13,602 shares of restricted Common Stock. These shares of restricted Common Stock had a fair value of $2.3 million on the date of grant. The restricted Common Stock vests over a period from five to ten years. Compensation expense will be charged to earnings over the respective vesting period.

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

         On November 11, 1998, the Company granted 13,700 non-qualified employee stock options. These stock-options vest immediately and have a strike price of $30.00 per share. These stock options expire three years from the date of grant.

         On December 3, 1998, the Company granted 40,000 non-qualified employee stock options to two senior executive officers of the Company. These stock-options vest immediately and have a strike price of $24.00 per share. These stock options expire ten years from the date of grant.

DIVIDENDS/DISTRIBUTIONS

         On January 20, 1998, the Company and the Operating Partnership paid a fourth quarter 1997 distribution of $.53 per common share/Unit, totaling approximately $22.0 million. On April 20, 1998, the Company and Operating Partnership paid a first quarter 1998 distribution of $.53 per common share/Unit, totaling approximately $22.5 million. On July 20, 1998, the Company and the Operating Partnership paid a second quarter 1998 distribution of $.53 per common share/Unit, totaling approximately $23.6 million. On October 19, 1998, the Company and the Operating Partnership paid a third quarter 1998 distribution of $.53 per common share/Unit, totaling approximately $23.7 million. On January 19, 1999, the Company and the Operating Partnership paid a fourth quarter 1998 distribution of $.60 per common share/Unit, totaling approximately $27.1 million.

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

         On December 31, 1998, the Company paid fourth quarter preferred stock dividends of $.59375 per share on its Series A Preferred Stock, $54.688 per share (equivalent to $.54688 per Depositary Share) on its Series B Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock and $49.687 per share (equivalent to $.49687 per Depositary Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its Series E Preferred Stock. The preferred stock dividends paid on December 31, 1998 totaled, in the aggregate, approximately $8.2 million.

         In March 1999, the Company declared a first quarter dividend of $.60 per share/Unit on its common stock which is payable on April 19, 1999. The Company also declared a first quarter dividend of $.59375 per share, $54.688 per share ($.54688 per depositary share), $53.906 per share ($.53906 per depositary share), $49.687 per share ($.49687 per depositary share) and $49.375 per share ($.49375 per depositary share) on its Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, respectively, which is payable on March 31, 1999.


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

         The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company is also actively considering joint ventures with institutional partners and the disposition of select assets as additional financing strategies. As of December 31, 1998 and March 12, 1999, $589.2 million of common stock, preferred stock and depositary shares and $100.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company may finance the development or acquisition of additional properties through borrowings under the 1997 Unsecured Acquisition Facility. At December 31, 1998, borrowings under the 1997 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 6.5%. As of March 12, 1999, the Company had approximately $156.7 million available in additional borrowings under the 1997 Unsecured Acquisition Facility.

RELATED PARTY TRANSACTIONS

         The Company often obtains title insurance coverage for its properties from an entity for which an independent Director of the Company became the President, Chief Executive Officer and a Director in 1996.

         From time to time, the Company utilizes real estate brokerage services from CB Richard Ellis for which a relative of one of the Company's officers/Directors is an employee.

         On November 19, 1997, the Company exercised an option that was granted on March 19, 1996 to purchase a 100,000 square foot bulk warehouse property located in Indianapolis, Indiana for approximately $3.3 million. The property was purchased from a partnership in which one of the Company's officers owned a 33.0% interest.

         From time to time, the Company utilizes leasing services from an entity for which one of the Company's former officers located in a regional office owns a 62.5% ownership interest. For the year ended December 31, 1998, the Company has paid approximately $.2 million of leasing commissions to this entity.

         On July 16, 1998, the Company, through the Operating Partnership, completed an acquisition of a real estate firm of which a former officer and an employee of the Company owned a 77.5% interest. Gross proceeds to the real estate firm totaled approximately $2.3 million. In conjunction with the acquisition of the real estate firm, the Company also acquired an industrial property from this same entity for a purchase price of approximately $3.2 million, excluding costs incurred in connection with the acquisition of the property.

         On June 23, 1998, the Company, through the Operating Partnership, purchased a 292,471 square foot light industrial property located in Denver, Colorado for approximately $12.2 million. The property was purchased from a company in which one of the Company's officers owned a 12.08% interest.


         Of the 247 industrial properties purchased by the Company during the year ended December 31, 1998, four industrial properties were purchased from Western Suburban Industrial Investments Limited Partnership ("Western") in which the sole general partner, having a 5% interest, was Tomasz/Shidler Investment Corporation, the sole shareholders of which were a Director of the Company and a Director/officer of the Company who also had a 53% and 32% limited partnership interest in Western, respectively. Further, an additional Director/officer of the Company was a limited partner in Western having an interest of 2%. The aggregate purchase price for this acquisition totaled approximately $7.9 million, excluding costs incurred in conjunction with the acquisition of the properties.

         In the fourth quarter of 1998, the Company sold three industrial properties to a former officer and Director of the Company for gross proceeds of approximately $10.7 million. The former officer and Director has the option of selling the properties back to the Company and the Company has the option of buying the properties from the former officer and Director. The gain on sale from the sale of these properties has been deferred and will be recognized if the above mentioned options are not exercised.


ENVIRONMENTAL

         The Company incurred environmental costs of $.3 million and $.3 million in 1998 and 1997, respectively. The Company estimates 1999 costs of approximately $.2 million. The Company estimates that the aggregate cost which needs to be expended in 1999 and beyond with regard to currently identified environmental issues will not exceed approximately $2.3 million, a substantial amount of which will be the primary responsibility of the tenant, the seller to the Company or another responsible party. This estimate was determined by a third party evaluation.

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

         The Company has discussed its software applications and internal operational programs with its current information systems' vendor and, based on such discussions, believes that such applications and programs will properly recognize calendar dates beginning in the year 2000. The Company is discussing with its material third-party service providers, such as its banks, payroll processor and telecommunications provider, their Year 2000 compliance and is assessing what effect their possible non-compliance might have on the Company. In addition, the Company is discussing with its material vendors the possibility of any interface difficulties and/or electrical or mechanical problems relating to the year 2000 which may affect properties owned by the Company. The Company has also surveyed substantially all of its tenants to determine the status of their Year 2000 compliance and what effect their possible non-compliance might have on the Company. The Company is currently processing the information obtained from such tenant surveys and remains in discussions with its material vendors and third-party service providers. Of the tenant surveys processed to date, all have stated that they are either Year 2000 compliant or will be Year 2000 compliant by the end of 1999. The Company plans to complete its assessment of Year 2000 compliance by such parties by June 30, 1999. Until such time the Company cannot estimate any potential adverse impact resulting from the failure of tenants, vendors or third-party service providers to address their Year 2000 issues; however, to date, no significant Year 2000-related conditions have been identified.

         Because the Company's evaluation of its Year 2000 issues has been conducted by its own personnel or by its vendors in connection with their servicing operations, the Company's expenditures for assessing its Year 2000 issues, though difficult to quantify, to date have not been material. In addition, the Company is not aware of any Year 2000-related conditions that it believes would likely require any material expenditures by the Company in the future.

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

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The sole business of the Company is the owning and the operation of industrial properties. The Company evaluates operating results and allocates resources on a property-by-property basis. Accordingly, the Company has concluded it has a single reportable segment for FAS 131 purposes. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. Therefore, no additional disclosure due to the adoption of FAS 131 is currently required.

         In March 1998, the FASB's Emerging Issues Task Force (the "Task Force") issued Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11, effective March 19, 1998, requires that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred. The Task Force concluded that a property is considered operating if, at the date of acquisition, major construction activity is substantially completed on the property and (a) it is held available for occupancy upon completion of tenant improvements by the acquirer or (b) it is already income producing. The Company adopted EITF 97-11 as of March 19, 1998. Prior to March 19, 1998, the Company capitalized internal costs of preacquisition activities incurred in connection with the acquisition of operating properties. The adoption of EITF 97-11 resulted in a cumulative increase of approximately $2.7 million in the amount of general and administrative expense reflected in the Company's consolidated statement of operations in 1998.

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

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Response to this item is included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

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

      The information required by Item 10, Item 11, Item 12 and Item 13 will be contained in a definitive proxy statement which the Registrant anticipates will be filed no later than April 15, 1999, and thus is incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K.

                                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a)  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND EXHIBITS (1 &
          2) See Index To Financial Statements And Financial Statement Schedule On Page F-1 Of This Form 10-K

     (3)  Exhibits:


Exhibits            Description
--------            -----------

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

3.2 Amended and Restated Bylaws of the Company, dated September 4, 1997 (incorporated by reference to Exhibit 1 of the Company's Form 8-K, dated September 4, 1997, as filed on September 29, 1997, File No. 1-13102)

3.3 Articles of Amendment to the Company's Articles of Incorporation, dated June 20, 1994 (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

3.4 Articles Supplementary relating to the Company's 9 1/2% Series A Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.4 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

3.5 Articles of Amendment to the Company's Articles of Incorporation, dated May 31, 1996 (incorporated by reference to Exhibit 3.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

3.6 Articles Supplementary relating to the Company's 8 3/4% Series B Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

3.7 Articles Supplementary relating to the Company's 8 5/8% Series C Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated June 6, 1997, File No. 1-13102)

3.8 Articles Supplementary relating to the Company's 7.95% Series D Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated February 6, 1998, File No. 1-13102)

3.9 Articles Supplementary relating to the Company's 7.90% Series E Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

3.10 Articles Supplementary relating to the Company's Junior Participating Preferred Stock, $.01 par value (incorporated by reference to Exhibit
         4.10 of Form S-3 of the Company and First Industrial, L.P. dated September 24, 1997, Registration No. 333-29879)

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

Exhibits            Description
--------            -----------


4.3 Form of Guarantee and Payment Agreement between First Industrial Securities, L.P. and First Industrial Securities Corporation for the benefit of American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-3, File No. 33-97014)

4.4 Form of Agency and Advance Agreement among First Industrial Realty Trust, Inc., First Industrial Securities, L.P. and American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit
         4.9 of the Company's Registration Statement on Form S-3, File No. 33-97014)

4.5 Form of Guarantee Agency Agreement among First Industrial Realty Trust, Inc., First Industrial Securities, L.P. and American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 4.10 of the Company's Registration Statement on Form S-3, File No. 33-97014)

4.6 Form of Limited Partnership Agreement of First Industrial Securities, L.P. (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3, File No. 33-97014)

4.7 Deposit Agreement, dated May 14, 1997, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.3 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.8 Deposit Agreement, dated June 6, 1997, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Company, dated June 6, 1997, File No. 1-13102)

4.9 Deposit Agreement, dated February 6, 1998, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Company, dated February 6, 1998, File No. 1-13102)

4.10 Deposit Agreement, dated March 18, 1998, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

4.11 Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.12 Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.13 Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011(incorporated by reference to Exhibit 4.4 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.14 Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P., dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)

Exhibits            Description
--------            -----------

4.15 6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit
         4.17 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

4.16 7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit
         4.18 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

4.17 7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit
         4.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

4.18 Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.19 Rights Agreement, dated as of September 16, 1997, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 99.1 of Form 8-A12B as filed on September 24, 1997, File No. 1-13102)

4.20 Unsecured Revolving Credit Agreement (the "Unsecured Revolving Credit Agreement"), dated as of December 15, 1997, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and The First National Bank of Chicago, Union Bank of Switzerland, New York Branch and certain other banks (incorporated by reference to Exhibit 4.22 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

4.21 6.50% dealer remarketable security due April 5, 2011 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated April 7, 1998, File No. 333-21873)

4.22 Supplemental Indenture No. 4, dated as of March 26, 1998, between First Industrial, L.P. and First Trust National Trust Association, as Trustee, relating to 6.50% Dealer remarketable securities due April 5, 2011 (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P. dated April 7, 1998, File No. 333-21873)

4.23 Remarketing Agreement, dated March 31, 1998, between First Industrial, L.P. and J.P. Morgan Securities Inc. (incorporated by reference to
         Exhibit 1.2 of Form 8-K of First Industrial, L.P. dated April 7, 1998, File No.333-21873)

4.25 7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.26 Supplemental Indenture No.5, dated as of July 14, 1998, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industial, L.P.'s 7.60% Notes due July 15, 2008 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

10.1 Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (the "LP Agreement"), dated March 18, 1998 (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

10.2 First Amendment to the L.P. Agreement dated April 1, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)

Exhibits            Description
--------            -----------


10.3 Second Amendment to the L.P. Agreement dated April 3, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)

10.4 Third Amendment to the L.P. Agreement dated April 16, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)

10.5 Fourth Amendment to the L.P. Agreement dated June 24, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)

10.6 Fifth Amendment to the L.P. Agreement dated July 16, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)

10.7 Sixth Amendment to the L.P. Agreement dated August 31, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

10.8 Seventh Amendment to the L.P. Agreement dated October 21, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

10.9 Eighth Amendment to the L.P. Agreement dated October 30, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

10.10 Ninth Amendment to the L.P. Agreement dated November 5, 1998 (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

10.11 Registration Rights Agreement, dated April 29, 1998, relating to the Company's Common Stock, par value $.01 per share, between the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated May 1, 1998, File No. 1-13102)

10.12 Non-Competition Agreement between Jay H. Shidler and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)

10.13 Form of Non-Competition Agreement between each of Michael T. Tomasz, Paul T. Lambert, Michael J. Havala, Michael W. Brennan, Michael G. Damone, Duane H. Lund, and Johannson L. Yap and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-11, File No. 33-77804)

10.14 + 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)

10.15 + Separation Agreement, dated January 10, 1996, between First Industrial and Paul T. Lambert (incorporated by reference to Exhibit
         10.42 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-13102)

10.16 +  First Industrial Realty Trust, Inc. Deferred Income Plan
         (incorporated by reference to Exhibit 10 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1996, File No. 1-13102)

10.17 Contribution Agreement, dated March 19, 1996, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, dated April 3, 1996, File No. 1-13102)

Exhibits            Description
--------            -----------

10.18 Contribution Agreement, dated January 31, 1997, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

10.19 + Employment Agreement, dated December 4, 1996, between the Company and Michael T. Tomasz (incorporated by reference to Exhibit 10.59 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

10.20 + Employment Agreement, dated February 1, 1997, between the Company and Michael W. Brennan (incorporated by reference to Exhibit 10.60 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

10.21 + Employment Agreement, dated January 31, 1997, between the Company and Jan Burman (incorporated by reference to Exhibit 10.61 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

10.22 + Employment Agreement, dated December 9, 1997, between the Company and Scott P. Sealy, Sr. (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

10.23 + Employment Agreement, dated December 10, 1997, between the Company and Donald Thompson (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

10.24 + 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.62 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

10.25* + Separation Agreement dated November 11, 1998 by and between the
         Company and Michael T. Tomasz

12.1 * Computation of ratios of earnings to fixed charges and preferred stock dividends of the Company

21.1 *   Subsidiaries of the Registrant

23   *   Consent of PricewaterhouseCoopers LLP

27   *   Financial Data Schedule






    *    Filed herewith.

    + Indicates a compensatory plan or arrangement contemplated by Item 14 a(3) of Form 10-K.


   (b) REPORTS ON FORM 8-K AND FORM 8-K/A

         Report on Form 8-K filed November 12, 1998, dated November 6, 1998, as amended by the report on Form 8-K/A No. 1 filed January 11, 1999 relating to (i) the acquisition of 74 industrial properties by the Company and (ii) the acquisition of 111 properties by a joint venture arrangement, entered into on September 28, 1998, between the Company, through a limited liability company in which First Industrial, L.P. is the sole member, and an institutional investor. The reports include Combined Historical Statements of Revenues and Certain Expenses for the acquired properties and Pro Forma Balance Sheet and Pro Forma Statements of Operations for the Company.

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


                             FIRST INDUSTRIAL REALTY TRUST, INC.



Date:  March 16, 1999        By: /s/ Michael W. Brennan
                                 ----------------------------------------
                                 Michael W. Brennan
                                 President, Chief Executive Officer and Director (Principal Executive Officer)


Date:  March 16, 1999        By: /s/ Michael J. Havala
                                 ----------------------------------------
                                 Michael J. Havala
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                       Date
---------                                   -----                                       ----

/s/ Jay H. Shidler                     Chairman of the Board of Directors           March 16, 1999
-------------------------------
    Jay H. Shidler

/s/ Michael W. Brennan                 President, Chief Executive Officer           March 16, 1999
-------------------------------        and Director
    Michael W. Brennan

/s/ Michael G. Damone                  Director of Strategic Planning               March 16, 1999
-------------------------------        and Director
    Michael G. Damone

/s/ John L. Lesher                     Director                                     March 16, 1999
-------------------------------
    John L. Lesher

/s/ Kevin W. Lynch                     Director                                     March 16, 1999
-------------------------------
    Kevin W. Lynch

/s/ John E. Rau                        Director                                     March 16, 1999
-------------------------------
    John E. Rau

/s/ Robert J. Slater                   Director                                     March 16, 1999
-------------------------------
    Robert J. Slater

-------------------------------        Director                                     March 16, 1999
    J. Steven Wilson


                                  EXHIBIT INDEX





Exhibits            Description
--------            -----------

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

3.2 Amended and Restated Bylaws of the Company, dated September 4, 1997 (incorporated by reference to Exhibit 1 of the Company's Form 8-K, dated September 4, 1997, as filed on September 29, 1997, File No. 1-13102)

3.3 Articles of Amendment to the Company's Articles of Incorporation, dated June 20, 1994 (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

3.4 Articles Supplementary relating to the Company's 9 1/2% Series A Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.4 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

3.5 Articles of Amendment to the Company's Articles of Incorporation, dated May 31, 1996 (incorporated by reference to Exhibit 3.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

3.6 Articles Supplementary relating to the Company's 8 3/4% Series B Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

3.7 Articles Supplementary relating to the Company's 8 5/8% Series C Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated June 6, 1997, File No. 1-13102)

3.8 Articles Supplementary relating to the Company's 7.95% Series D Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated February 6, 1998, File No. 1-13102)

3.9 Articles Supplementary relating to the Company's 7.90% Series E Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

3.10 Articles Supplementary relating to the Company's Junior Participating Preferred Stock, $.01 par value (incorporated by reference to Exhibit
         4.10 of Form S-3 of the Company and First Industrial, L.P. dated September 24, 1997, Registration No. 333-29879)

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

Exhibits            Description
--------            -----------


4.3 Form of Guarantee and Payment Agreement between First Industrial Securities, L.P. and First Industrial Securities Corporation for the benefit of American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-3, File No. 33-97014)

4.4 Form of Agency and Advance Agreement among First Industrial Realty Trust, Inc., First Industrial Securities, L.P. and American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit
         4.9 of the Company's Registration Statement on Form S-3, File No. 33-97014)

4.5 Form of Guarantee Agency Agreement among First Industrial Realty Trust, Inc., First Industrial Securities, L.P. and American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 4.10 of the Company's Registration Statement on Form S-3, File No. 33-97014)

4.6 Form of Limited Partnership Agreement of First Industrial Securities, L.P. (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3, File No. 33-97014)

4.7 Deposit Agreement, dated May 14, 1997, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.3 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.8 Deposit Agreement, dated June 6, 1997, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Company, dated June 6, 1997, File No. 1-13102)

4.9 Deposit Agreement, dated February 6, 1998, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Company, dated February 6, 1998, File No. 1-13102)

4.10 Deposit Agreement, dated March 18, 1998, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

4.11 Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.12 Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.13 Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011(incorporated by reference to Exhibit 4.4 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.14 Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P., dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)

Exhibits            Description
--------            -----------

4.15 6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit
         4.17 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

4.16 7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit
         4.18 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

4.17 7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit
         4.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

4.18 Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.19 Rights Agreement, dated as of September 16, 1997, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 99.1 of Form 8-A12B as filed on September 24, 1997, File No. 1-13102)

4.20 Unsecured Revolving Credit Agreement (the "Unsecured Revolving Credit Agreement"), dated as of December 15, 1997, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and The First National Bank of Chicago, Union Bank of Switzerland, New York Branch and certain other banks (incorporated by reference to Exhibit 4.22 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

4.21 6.50% dealer remarketable security due April 5, 2011 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated April 7, 1998, File No. 333-21873)

4.22 Supplemental Indenture No. 4, dated as of March 26, 1998, between First Industrial, L.P. and First Trust National Trust Association, as Trustee, relating to 6.50% Dealer remarketable securities due April 5, 2011 (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P. dated April 7, 1998, File No. 333-21873)

4.23 Remarketing Agreement, dated March 31, 1998, between First Industrial, L.P. and J.P. Morgan Securities Inc. (incorporated by reference to
         Exhibit 1.2 of Form 8-K of First Industrial, L.P. dated April 7, 1998, File No.333-21873)

4.25 7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.26 Supplemental Indenture No.5, dated as of July 14, 1998, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industial, L.P.'s 7.60% Notes due July 15, 2008 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

10.1 Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (the "LP Agreement"), dated March 18, 1998 (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

10.2 First Amendment to the L.P. Agreement dated April 1, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)

Exhibits            Description
--------            -----------


10.3 Second Amendment to the L.P. Agreement dated April 3, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)

10.4 Third Amendment to the L.P. Agreement dated April 16, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)

10.5 Fourth Amendment to the L.P. Agreement dated June 24, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)

10.6 Fifth Amendment to the L.P. Agreement dated July 16, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)

10.7 Sixth Amendment to the L.P. Agreement dated August 31, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

10.8 Seventh Amendment to the L.P. Agreement dated October 21, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

10.9 Eighth Amendment to the L.P. Agreement dated October 30, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

10.10 Ninth Amendment to the L.P. Agreement dated November 5, 1998 (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

10.11 Registration Rights Agreement, dated April 29, 1998, relating to the Company's Common Stock, par value $.01 per share, between the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated May 1, 1998, File No. 1-13102)

10.12 Non-Competition Agreement between Jay H. Shidler and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)

10.13 Form of Non-Competition Agreement between each of Michael T. Tomasz, Paul T. Lambert, Michael J. Havala, Michael W. Brennan, Michael G. Damone, Duane H. Lund, and Johannson L. Yap and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-11, File No. 33-77804)

10.14 + 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)

10.15 + Separation Agreement, dated January 10, 1996, between First Industrial and Paul T. Lambert (incorporated by reference to Exhibit
         10.42 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-13102)

10.16 +  First Industrial Realty Trust, Inc. Deferred Income Plan
         (incorporated by reference to Exhibit 10 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1996, File No. 1-13102)

10.17 Contribution Agreement, dated March 19, 1996, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, dated April 3, 1996, File No. 1-13102)

Exhibits            Description
--------            -----------

10.18 Contribution Agreement, dated January 31, 1997, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

10.19 + Employment Agreement, dated December 4, 1996, between the Company and Michael T. Tomasz (incorporated by reference to Exhibit 10.59 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

10.20 + Employment Agreement, dated February 1, 1997, between the Company and Michael W. Brennan (incorporated by reference to Exhibit 10.60 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

10.21 + Employment Agreement, dated January 31, 1997, between the Company and Jan Burman (incorporated by reference to Exhibit 10.61 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

10.22 + Employment Agreement, dated December 9, 1997, between the Company and Scott P. Sealy, Sr. (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

10.23 + Employment Agreement, dated December 10, 1997, between the Company and Donald Thompson (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

10.24 + 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.62 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

10.25* + Separation Agreement dated November 11, 1998 by and between the
         Company and Michael T. Tomasz

12.1 * Computation of ratios of earnings to fixed charges and preferred stock dividends of the Company

21.1 *   Subsidiaries of the Registrant

23   *   Consent of PricewaterhouseCoopers LLP

27   *   Financial Data Schedule



     *   Filed herewith.
     +   Indicates a compensatory plan or arrangement contemplated by Item 14 a
         (3) of Form 10-K.

                       FIRST INDUSTRIAL REALTY TRUST, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                                                       PAGE
                                                                                                       ----
FINANCIAL STATEMENTS
    Report of Independent Accountants ...............................................................   F-2

    Consolidated Balance Sheets of First Industrial Realty Trust, Inc. (the "Company") as
    of December 31, 1998 and 1997 ...................................................................   F-3

    Consolidated Statements of Operations of the Company for the Years Ended December 31,
    1998, 1997 and 1996 .............................................................................   F-4

    Consolidated Statements of Changes in Stockholders' Equity of the Company for the Years
    Ended December 31, 1998, 1997 and 1996 ..........................................................   F-5

    Consolidated Statements of Cash Flows of the Company for the Years Ended December 31,
    1998, 1997 and 1996..............................................................................   F-6

    Notes to Consolidated Financial Statements ......................................................   F-7


FINANCIAL STATEMENT SCHEDULE

    Report of Independent Accountants ...............................................................   S-1

    Schedule III:  Real Estate and Accumulated Depreciation .........................................   S-2

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of First Industrial Realty Trust, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders equity and of cash flows present fairly, in all material respects, the financial position of First Industrial Realty Trust, Inc. (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






                                                      PricewaterhouseCoopers LLP




Chicago, Illinois
February 16, 1999

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               December 31,   December 31,
                                                                                   1998           1997
                                                                               -----------    -----------
                      ASSETS
Assets:
   Investment in Real Estate:
      Land .................................................................   $   406,465    $   299,020
      Buildings and Improvements ...........................................     2,137,499      1,663,731
      Furniture, Fixtures and Equipment ....................................         1,437          1,437
      Construction in Progress .............................................        37,632         30,158
      Less: Accumulated Depreciation .......................................      (175,886)      (121,030)
                                                                               -----------    -----------
              Net Investment in Real Estate ................................     2,407,147      1,873,316

   Cash and Cash Equivalents ...............................................        21,823         13,222
   Restricted Cash .........................................................        10,965        313,060
   Tenant Accounts Receivable, Net .........................................         9,982          6,280
   Investment in Joint Venture .............................................         4,458           --
   Deferred Rent Receivable ................................................        14,519         10,144
   Deferred Financing Costs, Net ...........................................        12,206          8,594
   Prepaid Expenses and Other Assets, Net ..................................        73,362         47,547
                                                                               -----------    -----------
              Total Assets .................................................   $ 2,554,462    $ 2,272,163
                                                                               ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Mortgage Loans Payable ..................................................   $   108,487    $   101,198
   Defeased Mortgage Loan Payable ..........................................          --          300,000
   Senior Unsecured Debt, Net ..............................................       948,595        648,994
   Acquisition Facilities Payable ..........................................       134,800        129,400
   Accounts Payable and Accrued Expenses ...................................        72,963         50,373
   Rents Received in Advance and Security Deposits .........................        18,592         14,104
   Dividends/Distributions Payable .........................................        27,081         22,010
                                                                               -----------    -----------
              Total Liabilities ............................................     1,310,518      1,266,079
                                                                               -----------    -----------

Minority Interest ..........................................................       189,168        151,494
Commitments and Contingencies ..............................................          --             --

Stockholders' Equity
Preferred Stock ($.01 par value, 10,000,000 shares authorized,
    1,650,000, 40,000, 20,000, 50,000 and 30,000 shares of Series
    A, B, C, D and E Cumulative Preferred Stock, respectively, issued and outstanding at December 31, 1998 having a
    liquidation preference of $25 per share ($41,250), $2,500 per share ($100,000), $2,500 per share ($50,000), $2,500 per
    share ($125,000) and $2,500 per share ($75,000),
    respectively; and 1,650,000, 40,000 and 20,000 shares of
    Series A, B and C Cumulative Preferred Stock, respectively, issued and outstanding at December 31, 1997 having a
    liquidation preference of $25 per share ($41,250), $2,500 per share ($100,000) and $2,500 per share ($50,000),
    respectively)...........................................................            18             17

Common Stock ($.01 par value, 100,000,000 shares authorized,
      37,932,015 and 36,433,859 shares issued and outstanding at
      December 31, 1998 and 1997, respectively).............................           379            364
Additional Paid-in-Capital..................................................     1,171,896        934,622
Distributions in Excess of Accumulated Earnings ............................      (114,205)       (76,996)
Unearned Value of Restricted Stock Grants ..................................        (3,312)        (3,417)
                                                                               -----------    -----------
                Total Stockholders' Equity .................................     1,054,776        854,590
                                                                               -----------    -----------
                Total Liabilities and Stockholders' Equity .................   $ 2,554,462    $ 2,272,163
                                                                               ===========    ===========


   The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                      Year Ended         Year Ended     Year Ended
                                                                                     December 31,       December 31,    December 31,
                                                                                        1998               1997             1998
                                                                                     ------------      ------------     -----------
Revenues:
  Rental Income ..................................................................   $ 281,660         $ 164,389        $ 109,113
  Tenant Recoveries and Other Income .............................................      68,042            46,028           30,942
  Interest Income- Defeasance ....................................................        --              12,786             --
                                                                                     ---------         ---------        ---------
        Total Revenues ...........................................................     349,702           223,203          140,055
                                                                                     ---------         ---------        ---------

Expenses:
  Real Estate Taxes ..............................................................      55,544            34,653           23,371
  Repairs and Maintenance ........................................................      15,303             8,278            5,408
  Property Management ............................................................      13,643             7,850            5,067
  Utilities ......................................................................       9,475             5,801            3,582
  Insurance ......................................................................         934               568              877
  Other ..........................................................................       4,585             2,612              919
  General and Administrative .....................................................      12,983             6,248            4,018
  Interest Expense ...............................................................      71,833            49,859           28,954
  Amortization of Interest Rate Protection Agreements
       and Deferred Financing Costs ..............................................         917             2,812            3,286
  Depreciation and Other Amortization ............................................      63,805            39,573           28,049
  Restructuring and Abandoned Pursuit Costs Charge ...............................      11,941              --               --
                                                                                     ---------         ---------        ---------
       Total Expenses ............................................................     260,963           158,254          103,531
                                                                                     ---------         ---------        ---------

Income from Operations Before Equity in Income of
      Joint Venture, Income Allocated to Minority
      Interest and Disposition of Interest Rate Protection
      Agreements .................................................................      88,739            64,949           36,524
Equity in Income of Joint Venture ................................................          45              --               --
Income Allocated to Minority Interest ............................................      (7,961)           (5,312)          (2,931)
Disposition of Interest Rate Protection Agreement ................................      (8,475)            1,430             --
                                                                                     ---------         ---------        ---------
Income from Operations ...........................................................      72,348            61,067           33,593
Gain on Sales of Properties ......................................................       5,349             5,003            4,344
                                                                                     ---------         ---------        ---------
Income Before Extraordinary Loss and Cumulative
      Effect of Change in Accounting Principle ...................................      77,697            66,070           37,937
Extraordinary Loss ...............................................................        --             (14,124)          (2,273)
Cumulative Effect of Change in Accounting Principle ..............................      (1,976)             --               --
                                                                                     ---------         ---------        ---------
Net Income .......................................................................      75,721            51,946           35,664
Preferred Stock Dividends ........................................................     (30,610)          (11,856)          (3,919)
                                                                                     ---------         ---------        ---------
Net Income Available to Common Stockholders ......................................   $  45,111         $  40,090        $  31,745
                                                                                     =========         =========        =========

Net Income Available to Common Stockholders
   Before Extraordinary Loss and Cumulative Effect of
   Change in Accounting Principle Per Weighted
   Average Common Share Outstanding:
     Basic .......................................................................   $    1.26         $    1.72        $    1.37
                                                                                     =========         =========        =========
     Diluted .....................................................................   $    1.25         $    1.70        $    1.37
                                                                                     =========         =========        =========

Net Income Available to Common Stockholders Per Weighted Average Common Share
   Outstanding:
     Basic .......................................................................   $    1.20         $    1.27        $    1.28
                                                                                     =========         =========        =========
     Diluted .....................................................................   $    1.20         $    1.26        $    1.28
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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                             Additional
                                                                 Preferred       Common         Paid-In
                                                      Total        Stock         Stock          Capital
                                                  -----------  -------------   -----------   -----------
Balance at December 31, 1995 ..................   $   306,023    $        17   $       190   $   338,907
 Net Proceeds from Issuance of
    Common Stock ..............................       244,040           --             109       243,931
 Exercise of Stock Options ....................           228           --            --             228
 Preferred Stock Dividends
    ($2.375 per Series A Share) ...............        (3,919)          --            --            --
 Distributions
    ($1.9675 per Share/Unit) ..................       (54,318)          --            --            --
 Net Income Before Minority Interest ..........        38,595           --            --            --
 Minority Interest:
   Allocation of Income .......................        (2,931)          --            --            --
   Distributions ($1.9675 per Unit) ...........         3,900           --            --            --
   Conversion of Units to Common Stock ........           943           --            --             943
                                                  -----------    -----------   -----------   -----------

Balance at December  31, 1996 .................       532,561             17           299       584,009

 Net Proceeds from Issuance of
    Preferred Stock ...........................       144,289           --            --         144,289

 Net Proceeds from Issuance of
    Common Stock ..............................       195,456           --              60       195,396
 Exercise of Stock Options ....................         3,883           --               2         3,881
 Issuance of Restricted Stock .................          --             --               1         3,654
 Amortization of Restricted Stock Grants ......           238           --            --            --
 Preferred Stock Dividends
    ($2.375 per Series A Share,
     $137.326 per Series B Share and
     $122.029 per Series C Share) .............       (11,856)          --            --            --
 Distributions
    ($2.045 per Share/Unit) ...................       (73,836)          --            --            --
 Net Income Before Minority  Interest .........        57,258           --            --            --
 Minority Interest:
   Allocation of Income .......................        (5,312)          --            --            --
   Distributions ($2.045 per Unit) ............         8,514           --            --            --
   Conversion of Units to Common Stock ........         3,395           --               2         3,393
                                                  -----------    -----------   -----------   -----------

Balance at December 31, 1997 ..................       854,590             17           364       934,622
 Net Proceeds from Issuance of
    Preferred Stock ...........................       192,700              1          --         192,699
 Net Proceeds from Issuance of
    Common Stock ..............................        34,552           --              11        34,541
 Exercise of Stock Options ....................         2,543           --               1         2,542

 Issuance of Restricted Stock .................          --             --               1         2,344
 Amortization of Restricted Stock Grants ......         2,450           --            --            --
 Preferred Stock Dividends
   ($2.375 per Series A Share, $218.750
   per Series B Share, $215.624 per Series C
   Share, $179.426 per Series D Share and
   $155.257 per Series E Share) ...............       (30,610)          --            --            --
 Distributions
   ($2.19 per Share/Unit)......................       (96,868)          --            --            --
 Net Income Before Minority Interest ..........        83,682           --            --            --
 Minority Interest:
   Allocation of Income .......................        (7,961)          --            --            --
   Distributions ($2.19 per Unit) .............        14,548           --            --            --
   Conversion of Units to Common  Stock .......         5,150           --               2         5,148
                                                  -----------    -----------   -----------   -----------

Balance at December 31, 1998 ..................   $ 1,054,776    $        18   $       379   $ 1,171,896
                                                  ===========    ===========   ===========   ===========

                                                              Distribution           Unearned
                                                Retained      In Excess of        Value of Rest.
                                                Earnings     Accum. Earnings       Stock Grants
                                                --------     ---------------      --------------
Balance at December 31, 1995 ................   $    --      $ (33,091)           $    --
 Net Proceeds from Issuance of
    Common Stock ............................        --           --                   --

 Exercise of Stock Options ..................        --           --                   --

 Preferred Stock Dividends
    ($2.375 per Series A Share) .............      (3,919)        --                   --

 Distributions
    ($1.9675 per Share/Unit) ................     (34,676)     (19,642)                --

 Net Income Before Minority Interest ........      38,595         --                   --

 Minority Interest:

   Allocation of Income .....................        --         (2,931)                --

   Distributions ($1.9675 per Unit) .........        --          3,900                 --
   Conversion of Units to Common Stock ......        --           --                   --
                                                ---------    ---------            ---------

Balance at December  31, 1996 ...............        --        (51,764)                --

 Net Proceeds from Issuance of
    Preferred Stock .........................        --           --                   --

 Net Proceeds from Issuance of
    Common Stock ............................        --           --                   --
 Exercise of Stock Options ..................        --           --                   --
 Issuance of Restricted Stock ...............        --           --                 (3,655)
 Amortization of Restricted Stock Grants ....        --           --                    238
 Preferred Stock Dividends
    ($2.375 per Series A Share,
     $137.326 per Series B Share and
     $122.029 per Series C Share) ...........     (11,856)        --                   --
 Distributions
    ($2.045 per Share/Unit) .................     (45,402)     (28,434)                --
 Net Income Before Minority  Interest .......      57,258         --                   --
 Minority Interest:
   Allocation of Income .....................        --         (5,312)                --
   Distributions ($2.045 per Unit) ..........        --          8,514                 --
   Conversion of Units to Common  Stock .....        --           --                   --
                                                ---------    ---------            ---------

Balance at December 31, 1997 ................        --        (76,996)              (3,417)
 Net Proceeds from Issuance of
    Preferred Stock .........................        --           --                   --
 Net Proceeds from Issuance of
    Common Stock ............................        --           --                   --
 Exercise of Stock Options ..................        --           --                   --
 Issuance of Restricted Stock ...............        --           --                 (2,345)
 Amortization of Restricted Stock
Grants ......................................        --           --                  2,450
 Preferred Stock Dividends
   ($2.375 per Series A Share, $218.750
   per Series B Share, $215.624 per
   Series C Share, $179.426 per Series D
   Share and $155.257 per Series E
   Share) ...................................     (30,610)        --                   --
 Distributions
   ($2.19 per Share/Unit ....................     (53,072)     (43,796)                --
 Net Income Before Minority Interest ........      83,682         --                   --
 Minority Interest:
   Allocation of Income .....................        --         (7,961)                --
   Distributions ($2.19 per Unit) ...........        --         14,548                 --
   Conversion of Units to Common  Stock .....        --           --                   --
                                                ---------    ---------            ---------
Balance at December 31, 1998 ................   $    --      $(114,205)           $  (3,312)
                                                =========    =========            =========



    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                             Year Ended       Year Ended      Year Ended
                                                                             December 31,     December 31,    December 31,
                                                                                1998             1997            1996
                                                                              ----------      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ..............................................................   $  75,721       $  51,946       $  35,664
  Income Allocated to Minority Interest ...................................       7,961           5,312           2,931
                                                                              ---------       ---------       ---------
  Income Before Minority Interest .........................................      83,682          57,258          38,595
  Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
  Depreciation ............................................................      57,565          35,286          24,542

  Amortization of Interest Rate Protection Agreement and
      Deferred Financing Costs ............................................         917           2,812           3,286

  Other Amortization ......................................................       8,074           4,353           3,507

  Provision for Bad Debts .................................................         550             850             100

  Equity in Income of Joint Venture .......................................         (45)           --              --
  Gain on Sales of Properties .............................................      (5,349)         (5,003)         (4,344)

  Gain from Disposition of Interest Rate Protection Agreements ............        --            (1,430)           --
  Extraordinary Loss ......................................................        --            14,124           2,273
  Cumulative Effect of Change in Accounting Principle .....................       1,976            --              --

  Increase in Tenant Accounts Receivable, Prepaid Expenses
       and Other Assets ...................................................     (26,595)        (23,034)         (4,448)
  Increase in Deferred Rent Receivable ....................................      (4,657)         (2,075)         (1,189)
  Increase in Accounts Payable and Accrued Expenses and Rents
       Received in Advance and Security Deposits ..........................      29,867          17,644           2,085

  Increase in Organization Costs ..........................................        (396)            (185)           (68)

  Decrease (Increase) in Restricted Cash ..................................       3,507           2,035          (1,718)
                                                                              ---------       ---------       ---------
       Net Cash Provided by Operating Activities ..........................     149,096         102,635          62,621
                                                                              ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of and Additions to Investment in Real Estate ..................    (625,027)       (827,871)       (257,156)
  Proceeds from Sale of Investment in Real Estate .........................      99,904          33,658          14,972
  Investment in Joint Venture .............................................      (4,413)           --              --
  Funding of Mortgage Loans Receivable ....................................        --           (18,785)           --
  Repayment of Mortgage Loans Receivable ..................................       1,394           4,751            --
  (Increase) Decrease in Restricted Cash ..................................      (7,412)          2,742           1,613
                                                                              ---------       ---------       ---------
         Net Cash Used in Investing Activities ............................    (535,554)       (805,505)       (240,571)
                                                                              ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Sale of Common Stock ......................................      36,300         200,360         260,703
  Common Stock Underwriting Discounts/Offering Costs ......................      (3,159)         (5,221)        (15,190)
  Proceeds from Exercise of Employee Stock Options ........................       2,544           3,883            --
  Proceeds from Sale of Preferred Stock ...................................     200,000         150,000            --
  Preferred Stock Underwriting Discounts/Offering Costs ...................      (7,300)         (5,710)           (408)
  Proceeds from Sale of Interest Rate Protection Agreements ...............        --             9,950            --
  Purchase of Interest Rate Protection Agreements .........................        --              (150)           --
  Purchase of U.S. Government Securities ..................................        --          (300,000)           --
  Proceeds from Maturity of U.S. Government Securities ....................        --           300,000            --
  Decrease (Increase) in Restricted Cash- Defeasance ......................     306,000        (306,000)           --

  Proceeds from Senior Unsecured Debt .....................................     299,517         983,757            --
  Repayment of Senior Unsecured Debt ......................................        --          (334,800)           --
  Other Proceeds from Senior Unsecured Debt ...............................       2,760           2,377            --
  Other Costs of Senior Unsecured Debt ....................................     (11,890)         (2,294)           --
  Dividends/Distributions .................................................     (91,796)        (68,107)        (47,991)
  Preferred Stock Dividends ...............................................     (30,610)        (11,856)         (4,387)
  Proceeds from Mortgage Loans Payable ....................................        --              --            36,750
  Repayments on Mortgage Loans Payable ....................................    (301,947)        (11,156)           (935)
  Proceeds from Acquisition Facilities Payable ............................     531,000         540,100         103,523
  Repayments on Acquisition Facilities Payable ............................    (525,600)       (415,100)       (147,357)
  Repayment of Construction Loans Payable .................................        --              --            (4,873)
  Repayment of Promissory Notes Payable ...................................        --            (9,919)           --
  Cost of Debt Issuance and Retirement of Debt ............................     (10,760)        (11,668)         (3,158)
                                                                              ---------       ---------       ---------
       Net Cash Provided by Financing Activities ..........................     395,059         708,446         176,677
                                                                              ---------       ---------       ---------
  Net Increase (Decrease) in Cash and Cash Equivalents ....................       8,601           5,576          (1,273)
  Cash and Cash Equivalents, Beginning of Period ..........................      13,222           7,646           8,919
                                                                              ---------       ---------       ---------
  Cash and Cash Equivalents, End of Period ................................   $  21,823       $  13,222       $   7,646
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

         First Industrial Realty Trust, Inc. and its subsidiaries (the "Company") began operations on July 1, 1994. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner. The Company is the sole stockholder of First Industrial Finance Corporation, First Industrial Pennsylvania Corporation, First Industrial Harrisburg Corporation, First Industrial Securities Corporation, First Industrial Mortgage Corporation, First Industrial Indianapolis Corporation, FI Development Services Corporation and First Industrial Florida Finance Corporation, which are the sole general partners of First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P. (the "Mortgage Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), First Industrial Development Services, L.P. and TK-SV, LTD., respectively. The Operating Partnership is the sole limited partner of the Financing Partnership, the Pennsylvania Partnership, the Harrisburg Partnership, the Securities Partnership, the Mortgage Partnership, the Indianapolis Partnership, First Industrial Development Services, L.P and TK-SV, LTD. The Operating Partnership is also the sole member of limited liability companies (the "L.L.C.'s), and the majority stockholder of First Industrial Enterprises of Michigan and FR Development Services, Inc. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns a 10% equity interest in, and provides asset and property management services to, a joint venture which invests in industrial properties.

         As of December 31, 1998, the Company owned 987 in-service properties located in 25 states, containing an aggregate of approximately 69.3 million square feet (unaudited) of gross leasable area ("GLA"). Of the 987 properties owned by the Company, 840 are held by the Operating Partnership, 23 are held by the Financing Partnership, 19 are held by the Securities Partnership, 23 are held by the Mortgage Partnership, 23 are held by the Pennsylvania Partnership, six are held by the Harrisburg Partnership, six are held by the Indianapolis Partnership, one is held by TK-SV, LTD., 45 are held by limited liability companies of which the Operating Partnership is the sole member, and one is held by First Industrial Development Services, L.P.

2. BASIS OF PRESENTATION

         First Industrial Realty Trust, Inc. is the sole general partner of the Operating Partnership, with an approximate 84.0% ownership interest at December 31, 1998. Minority interest at December 31, 1998, represents the approximately 16.0% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

         The consolidated financial statements of the Company at December 31, 1998 and 1997 and for each of the three years ended December 31, 1998 include the accounts and operating results of the Company and its subsidiaries. Such financial statements present the Company's 10% equity interest in the September 1998 Joint Venture (hereinafter defined) under the equity method of accounting. All significant intercompany transactions have been eliminated in consolidation.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 1998 and 1997, and the reported amounts of revenues and expenses for the years ended December 31, 1998, 1997 and 1996. Actual results could differ from those estimates.

Cash and Cash Equivalents

         Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short maturity of these investments.

Investment in Real Estate and Depreciation

         Purchase accounting has been applied when ownership interests in properties were acquired for cash. The historical cost basis of properties has been carried over when certain ownership interests were exchanged for Operating Partnership units on July 1, 1994 and purchase accounting has been used for all other properties that were subsequently acquired in exchange for Operating Partnership units.

         Real estate assets are carried at the lower of depreciated cost or fair value. The Company reviews its properties on a quarterly basis for impairment and provides a provision if impairments are determined. First, to determine if impairment may exist, the Company reviews its properties and identifies those which have had either an event of change or event of circumstances warranting further assessment of recoverability. Then, the Company estimates the fair value of those properties on an individual basis by capitalizing the expected net operating income. Such amounts are then compared to the property's depreciated cost to determine whether an impairment exists. For properties management considers held for sale, the Company ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value.

         Interest expense, real estate taxes and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:

                                                    Years
                                                    -----
Buildings and Improvements                       31.5 to 40
Land Improvements                                15
Furniture, Fixtures and Equipment                5 to 10

         Construction expenditures for tenant improvements, leasehold improvements and leasing commissions are capitalized and amortized over the terms of each specific lease. Repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized.

         When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss.

Deferred Financing Costs

         Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $1,246 and $1,672 at December 31, 1998 and 1997, respectively. Unamortized deferred financing fees are written-off when debt is retired before the maturity date (see Note 12).

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Investment in Joint Venture

         Investment in Joint Venture represents the Company's 10% equity interest in the September 1998 Joint Venture (hereinafter defined). The Company accounts for its Investment in Joint Venture under the equity method of accounting. Under the equity method of accounting, the Company's share of earnings or losses of the September 1998 Joint Venture is reflected in income as earned and contributions or distributions increase or decrease, respectively, the Company's Investment in Joint Venture as paid or received, respectively.

Revenue Recognition

         Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for taxes, insurance and other property operating expenses and is recognized as revenue in the same period the related expenses are incurred by the Company.

         The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $2,000 and $1,450 as of December 31, 1998 and December 31, 1997, respectively.

Income Taxes

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

         For federal income tax purposes, the cash distributions paid to stockholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Distributions paid for the year ended December 31, 1998, totaling $82,320, are characterized 63.9% ($1.40 per share) as ordinary income, 34.6% ($.76 per share) as return of capital and 1.5% ($.03 per share) as long-term capital gain. Distributions paid for the year ended December 31, 1997, totaling $65,322, are characterized 62.30% ($1.274 per share) as ordinary income, 35.60% ($.728 per share) as return of capital and 2.10% ($.043 per share) as long-term capital gain. Distributions paid for the year ended December 31, 1996 totaling $50,418 are characterized 65.97% ($1.300 per share) as ordinary income and 34.03% ($.670 per share) as return of capital.

Earnings Per Common Share

         The Company has adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). Net income per weighted average share - basic is based on the weighted average common shares outstanding. Net income per weighted average share - diluted is based on the weighted average common shares outstanding plus the effect of in-the-money employee stock options. See Note 13 for the disclosure required under FAS 128.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Fair Value of Financial Instruments

         The Company's financial instruments include short-term investments, tenant accounts receivable, accounts payable, other accrued expenses, mortgage loans payable, acquisition facility payable, senior unsecured debt, certain put and call options issued in conjunction with two initial offerings of unsecured debt and interest rate protection agreements. The fair value of the short-term investments, tenant accounts receivable, accounts payable and other accrued expenses was not materially different from their carrying or contract values. See Note 6 for the fair values of the mortgage loans payable, acquisition facility payable, senior unsecured debt, certain put and call options issued in conjunction with initial offerings of unsecured debt and interest rate protection agreements.

Derivative Financial Instruments

         The Company's interest rate protection agreements (the "Agreements") were used to limit the interest rate on the Company's $300,000 mortgage loan and fix the interest rate on anticipated offerings of senior unsecured debt (see
Note 9). Receipts or payments resulting from the Agreements that were used to limit the interest rate on the Company's $300,000 mortgage loan were recognized as adjustments to interest expense. Upon termination of these Agreements, the Company recognized a gain (loss) from the disposition of the Agreements equal to the amount of cash received or paid at termination less the carrying value of the Agreements on the Company's balance sheet. Receipts or payments that resulted from the settlement of Agreements used to fix the interest rate on anticipated offerings of senior unsecured debt are being amortized over the life of the senior unsecured debt that the Agreements were used to hedge as an adjustment to interest expense using the effective interest method (or the straight line method if this method is not materially different from the effective interest method). Any Agreements which no longer qualify for hedge accounting are marked to market and any gain or loss is recognized immediately. The credit risks associated with the Agreements were controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty failed to meet the terms of the Agreements, the Company's exposure was limited to the current value of the interest rate differential, not the notional amount, and the Company's carrying value of the Agreements on the balance sheet. The Agreements were executed with creditworthy financial institutions.

Recent Accounting Pronouncements

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

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The sole business of the Company is the owning and the operation of industrial properties. The Company evaluates operating results and allocates resources on a property-by-property basis. Accordingly,

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

the Company has concluded it has a single reportable segment for FAS 131 purposes. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. Therefore, no additional disclosure due to the adoption of FAS 131 is currently required.

         In March 1998, the FASB's Emerging Issues Task Force (the "Task Force") issued Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11, effective March 19, 1998, requires that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred. The Task Force concluded that a property is considered operating if, at the date of acquisition, major construction activity is substantially completed on the property and (a) it is held available for occupancy upon completion of tenant improvements by the acquirer or (b) it is already income producing. The Company adopted EITF 97-11 as of March 19, 1998. Prior to March 19, 1998, the Company capitalized internal costs of preacquisition activities incurred in connection with the acquisition of operating properties. The adoption of EITF 97-11 resulted in a cumulative increase of approximately $2,700 in the amount of general and administrative expense reflected in the Company's consolidated statement of operations in 1998.

         In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the net unamortized balance of all start up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed. In the second quarter of 1998, the Company reported a cumulative effect of a change in accounting principle in the amount of approximately $1,976 to reflect the write-off of the unamortized balance of organizational costs on the Company's balance sheet.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.

4.       INVESTMENT IN JOINT VENTURE

         On September 28, 1998, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the "September 1998 Joint Venture") with an institutional investor to invest in industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership, owns a 10% equity interest in the September 1998 Joint Venture and provides property and asset management services to the September 1998 Joint Venture. On or after October 2000, under certain circumstances, the Company has the option of purchasing all of the properties owned by the September 1998 Joint Venture at a price determined by the provisions in the co-ownership agreement between the Company and the September 1998 Joint Venture's other partner. The Company received approximately $2,348 (net of the intercompany elimination) in acquisition, asset management and property management fees in 1998 from the September 1998 Joint Venture. The Company accounts for the September 1998 Joint Venture under the equity method of accounting. As of December 31, 1998, the September 1998 Joint Venture owned 130 industrial properties comprising approximately 6.3 million square feet (unaudited) of GLA.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

5.       REAL ESTATE HELD FOR SALE

         The Company has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates in order to redeploy capital. At December 31, 1998, the Company had three industrial properties located in New Jersey comprising approximately 148,874 square feet (unaudited) of GLA held for sale, one industrial property located in Michigan comprising approximately 32,470 square feet (unaudited) of GLA held for sale and one industrial property located in Colorado comprising approximately 26,922 square feet (unaudited) of GLA held for sale. There can be no assurance that such properties held for sale will be sold.

         The following table discloses certain information regarding the five industrial properties held for sale by the Company.


                                          YEAR ENDED
                                ------------------------------
                                 1998        1997       1996
                                -------    -------    --------
Total Revenues                    1,481      1,013        183
Operating Expenses                 (334)      (170)        (4)
Depreciation and Amortization      (309)      (250)       (87)
                                =======    =======    =======
Income from Operations          $   838    $   593    $    92
                                =======    =======    =======

Net Carrying Value              $ 9,720
                                =======



6. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET, ACQUISITION FACILITIES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS

Mortgage Loans

         On June 30, 1994, the Company, through the Financing Partnership, entered into a $300,000 mortgage loan (the "1994 Mortgage Loan"). On April 4, 1997, the Company purchased U.S. Government securities as substitute collateral to execute a legal defeasance of the $300,000 mortgage loan (the "1994 Defeased Mortgage Loan") (See Note 12). Upon the execution of the legal defeasance, 180 of the 195 properties collateralizing the 1994 Defeased Mortgage Loan were released leaving 15 properties and the U.S. Government securities as collateral. On January 2, 1998, the Company used the gross proceeds from the maturity of the U.S. Government securities to pay off and retire the 1994 Defeased Mortgage Loan. Due to the retirement of the 1994 Defeased Mortgage Loan, the remaining 15 properties were released on January 2, 1998. The 1994 Defeased Mortgage Loan provided for interest only payments at a floating interest rate of LIBOR plus 1.40% which such interest rate had been limited to 7.2% from June 30, 1994 through June 30, 1995 through the use of the 1994 Interest Rate Protection Agreement (hereinafter defined). From July 1, 1995 through May 15, 1997, the 1994 Defeased Mortgage Loan's interest rate had been effectively fixed at the rate of 6.97% through the use of the 1995 Interest Rate Protection Agreements (hereinafter defined). From May 16, 1997 through December 31, 1997, the 1994 Defeased Mortgage Loan's interest rate had been limited to 7.2% through the use of the 1997 Interest Rate Protection Agreement (hereinafter defined).

         Under the terms of the 1994 Defeased Mortgage Loan, certain cash reserves were required to be and had been set aside for payment of tenant improvements, capital expenditures, interest, real estate taxes, insurance and potential environmental costs as well as certain other cash reserves to pay off and retire the 1994 Defeased Mortgage Loan. The amount of cash reserves for payment of potential environmental costs was determined by the lender and was established at the closing of the 1994 Defeased Mortgage Loan. The amounts included in the cash reserves relating to payments of tenant improvements, capital expenditures, interest, real estate taxes and insurance were determined by the lender and approximated the next periodic payment of such items. At December 31, 1997, these reserves totaled $310,943 and were included in Restricted Cash. Such cash reserves were invested in a money market fund at December 31, 1997. The maturity of these investments is one day; accordingly, cost approximates fair

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

6. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET, ACQUISITION FACILITIES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED

value. On January 2, 1998, $300,000 of these cash reserves were used to pay down and retire the 1994 Defeased Mortgage Loan, $6,000 of these cash reserves were used to pay a prepayment fee on the 1994 Defeased Mortgage Loan and the remaining cash reserves were returned to the Company.

         On December 29, 1995, the Company, through the Mortgage Partnership, entered into a $40,200 mortgage loan (the"1995 Mortgage Loan"). In the first quarter of 1996, the Company made a one time paydown of $200 on the 1995 Mortgage Loan which decreased the outstanding balance to $40,000. The 1995 Mortgage Loan matures on January 11, 2026 and provides for interest only payments through January 11, 1998, after which monthly principal and interest payments are required based on a 28-year amortization schedule. The interest rate under the 1995 Mortgage Loan is fixed at 7.22% per annum through January 11, 2003. After January 11, 2003, the interest rate adjusts through a predetermined formula based on the applicable Treasury rate. The 1995 Mortgage Loan is collateralized by 23 properties held by the Mortgage Partnership. The 1995 Mortgage Loan may be prepaid after January 2003.

         Under the terms of the 1995 Mortgage Loan, certain cash reserves are required to be and have been set aside for refunds of security deposits and payments of capital expenditures, interest, real estate taxes and insurance. The amount of cash reserves segregated for security deposits is adjusted as tenants turn over. The amounts included in the cash reserves relating to payments of capital expenditures, interest, real estate taxes and insurance were determined by the lender and approximate the next periodic payment of such items. At December 31, 1998 and 1997, these reserves totaled $3,286 and $2,117, respectively, and are included in Restricted Cash. Such cash reserves were invested in a money market fund at December 31, 1998. The maturity of these investments is one day; accordingly, cost approximates fair value.

         On December 14, 1995, the Company, through First Industrial Harrisburg, L.P., entered into a $6,650 mortgage loan (the "Harrisburg Mortgage Loan") that was collateralized by first mortgage liens on three properties in Harrisburg, Pennsylvania. The Harrisburg Mortgage Loan bore interest at a rate based on LIBOR plus 1.5% or prime plus 2.25%, at the Company's option, and provided for interest only payments through May 31, 1996, with monthly principal and interest payments required subsequently based on a 26.5-year amortization schedule. On December 15, 1997, the Company paid off and retired the Harrisburg Mortgage Loan (see Note 12).

         On March 20, 1996, the Company, through the Operating Partnership, and the Indianapolis Partnership, entered into a $36,750 mortgage loan (the "CIGNA Loan") that is collateralized by seven properties in Indianapolis, Indiana and three properties in Cincinnati, Ohio. The CIGNA Loan bears interest at a fixed interest rate of 7.50% and provides for monthly principal and interest payments based on a 25-year amortization schedule. The CIGNA Loan matures on April 1, 2003. The CIGNA Loan may be prepaid only after April 1999 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

         On March 20, 1996, the Company, through the Operating Partnership, assumed a $6,424 mortgage loan and a $2,993 mortgage loan (together, the "Assumed Loans") that are collateralized by 13 properties in Indianapolis, Indiana and one property in Indianapolis, Indiana, respectively. The Assumed Loans bear interest at a fixed rate of 9.25% and provide for monthly principal and interest payments based on a 16.75-year amortization schedule. The Assumed Loans mature on January 1, 2013. The Assumed Loans may be prepaid only after December 1999 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

6. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET, ACQUISITION FACILITIES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED

         In conjunction with an acquisition of a portfolio of properties on January 31, 1997, the Company, through the Operating Partnership, assumed two mortgage loans in the amount of $3,800 (the "LB Mortgage Loan I") and $705 (the "LB Mortgage Loan II"). The LB Mortgage Loan I, which was collateralized by a property located in Long Island, New York and provided for interest only payments prior to its maturity date of July 11, 1998, was paid off and retired by the Company on December 19, 1997 (see Note 12). The LB Mortgage Loan II, which is collateralized by a property located in Long Island, New York, is interest free until February, 1998, at which time the LB Mortgage Loan II bears interest at 8.00% and provides for interest only payments prior to maturity. The LB Mortgage Loan II matures 180 days after the completion of a contingent event relating to the environmental status of the property collateralizing the loan.

         In conjunction with the acquisition of a portfolio of properties on October 23, 1997, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $4,153 (the "Acquisition Mortgage Loan I"). The Acquisition Mortgage Loan I is collateralized by a property in Bensenville, Illinois, bears interest at a fixed rate of 8.50% and provides for monthly principal and interest payments based on a 15-year amortization schedule. The Acquisition Mortgage Loan I matures on August 1, 2008. The Acquisition Mortgage Loan I may be prepaid after July 1998 in exchange for a prepayment fee.

         In conjunction with the acquisition of a portfolio of properties on December 9, 1997, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $7,997 (the "Acquisition Mortgage Loan II"). The Acquisition Mortgage Loan II is collateralized by ten properties in St. Charles, Louisiana, bears interest at a fixed rate of 7.75% and provides for monthly principal and interest payments based on a 22-year amortization schedule. The Acquisition Mortgage Loan II matures on April 1, 2006. The Acquisition Mortgage Loan II may be prepaid only after April 1999 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

         In conjunction with the acquisition of a portfolio of properties on December 23, 1997, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $3,598 (the "Acquisition Mortgage Loan III"). The Acquisition Mortgage Loan III is collateralized by two properties in Houston, Texas, bears interest at a fixed interest rate of 8.875% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan III matures on June 1, 2003. The Acquisition Mortgage Loan III may be prepaid only after June 1998 in exchange for the greater of a 2% prepayment fee or a yield maintenance premium.

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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

6. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET, ACQUISITION FACILITIES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED


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

         On November 5, 1998, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of $1,348 (the "Acquisition Mortgage Loan VIII"). The Acquisition Mortgage Loan VIII is collateralized by three properties in Richland Hills, Texas, bears interest at a fixed rate of 8.45% and provides for monthly principal and interest payments based on a 143-month amortization schedule. The Acquisition Mortgage Loan VIII matures on July 1, 2009.

Senior Unsecured Debt

         On April 4, 1997, the Company, through the Operating Partnership, entered into a $309,800 unsecured loan (the "Defeasance Loan"). The Defeasance Loan bore interest at LIBOR plus 1% and had a scheduled maturity of July 1, 1999. The gross proceeds from the Defeasance Loan were used to purchase U.S. Government Securities as substitute collateral to execute a legal defeasance of the 1994 Defeased Mortgage Loan. The Defeasance Loan was paid off and retired in May, 1997 (see Note 12).

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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

6. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET, ACQUISITION FACILITIES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED

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

         On November 24, 1997, the Company, through the Operating Partnership, entered into a $25,000 unsecured loan (the "November 1997 Unsecured Loan"). The November 1997 Unsecured Loan bore interest at LIBOR plus .80% and had a scheduled maturity date of December 31, 1997. The November 1997 Unsecured Loan was paid off and retired on December 5, 1997 (see Note 12).

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

         On December 8, 1997, the Company, through the Operating Partnership, issued $100,000 of unsecured debt which matures on December 1, 2017 and bears a coupon interest rate of 7.50% (the "2017 Notes"). The issue price of the 2017 Notes was 99.808%. Interest is paid semi-annually in arrears on June 1 and December 1. The Operating Partnership is amortizing the debt issue discount over the life of the 2017 Notes as an adjustment to interest expense. The 2017 Notes may be redeemed at any time at the option of the Company, in whole or in part, at a redemption price equal to the sum of the principal amount of the 2017 Notes being redeemed plus accrued interest thereon to the redemption date and any make-whole amount, as defined in the Prospectus Supplement relating to the 2017 Notes.

         On March 31, 1998, the Company, through the Operating Partnership, issued $100,000 of Dealer remarketable securities which mature on April 5, 2011 and bear a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. Interest is paid semi-annually in arrears on April 5 and October 5. The 2011 Drs. are callable (the "Call Option"), at the option of J.P. Morgan Securities, Inc., as Remarketing Dealer (the "Remarketing Dealer"), on April 5, 2001 (the "Remarketing Date"). The Company received approximately $2,760 of proceeds from the Remarketing Dealer as consideration for the Call Option. The Company is amortizing these proceeds over the life of the Call Option as an adjustment to interest expense. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based upon a predetermined formula as disclosed in the related Prospectus Supplement. If the Remarketing Dealer elects not to remarket the 2011 Drs., then the Operating

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

6. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET, ACQUISITION FACILITIES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED

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

Acquisition Facilities

         In connection with the Initial Offering, the Company, through the Operating Partnership, entered into a $100,000 collateralized revolving credit facility (the "1994 Acquisition Facility"). During the quarter ended June 30, 1995, the capacity of the 1994 Acquisition Facility was increased to $150,000. Borrowings under the 1994 Acquisition Facility bore interest at a floating rate equal to LIBOR plus 2.00% or a "Corporate Base Rate" plus .50%, at the Company's election. Effective July 12, 1996, the lenders reduced the interest rate to LIBOR plus 1.75%. In December 1996, the Company terminated the 1994 Acquisition Facility (see Note 12) and entered into a $200,000 unsecured revolving credit facility (the "1996 Unsecured Acquisition Facility") which initially bore interest at LIBOR plus 1.10% or a "Corporate Base Rate" plus .25% and provided for interest only payments until the maturity date. In December 1997, the Company terminated the 1996 Unsecured Acquisition Facility (see Note 12) and entered into a $300,000 unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility") which initially bears interest at LIBOR plus .80% or a "Corporate Base Rate" at the Company's election, and provides for interest only payments until maturity. The Company may borrow under the facility to finance the acquisition of additional properties and for other corporate purposes, including to obtain additional working capital. The 1997 Unsecured Acquisition Facility contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness.

         In December 1995, the Company, through the Operating Partnership, entered into a $24,219 collateralized revolving credit facility (the "1995 Credit Line"). The 1995 Credit Line bore interest at a floating rate of LIBOR plus 2.45%. The Company terminated the 1995 Credit Line in February 1996 (See
Note 12).

         In May 1996, the Company, through the Operating Partnership, entered into a $10,000 collateralized revolving credit facility (the "1996 Credit Line"). The 1996 Credit Line bore interest at a floating rate from LIBOR plus 2.45% to LIBOR plus 2.75%, depending on the term of the interest rate option. The Company terminated the 1995 Credit Line in November 1996 (See Note 12).

                     FIRST INDUSTRIAL REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

6. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET, ACQUISITION FACILITIES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED

     In September 1996, the Company, through the Operating Partnership, entered into a $40,000 revolving credit facility ("1996 Acquisition Facility"). Borrowings under the 1996 Acquisition Facility bore interest at a floating rate equal to LIBOR plus 2.00% or a "Corporate Base Rate" plus .50%, at the Company's election. The Company terminated the 1996 Acquisition Facility in November 1996 (see Note 12).

     The following table discloses certain information regarding the Company's mortgage loans, senior unsecured debt and acquisition facility payable:


                                           OUTSTANDING BALANCE AT      ACCRUED INTEREST PAYABLE AT   INTEREST RATE AT
                                        ----------------------------   ---------------------------   ----------------
                                        DECEMBER 31,   DECEMBER  31,   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    MATURITY
                                            1998           1997           1998             1997           1998           DATE
                                        ------------   -------------   ------------    -----------   ----------------  --------
MORTGAGE LOANS PAYABLE, NET
---------------------------
1995 Mortgage Loan..............         $ 39,567       $  40,000      $      167       $      168         7.220%       1/11/26
CIGNA Loan......................           35,220          35,813             ---              ---         7.500%       4/01/03
Assumed Loans...................            8,661           8,950             ---              ---         9.250%       1/01/13
LB Mortgage Loan II.............              705             705             ---              ---         8.000%           (1)
Acquisition Mortgage Loan I.....            3,864           4,135             ---               29         8.500%       8/01/08
Acquisition Mortgage Loan II....            7,828           7,997              51               52         7.750%       4/01/06
Acquisition Mortgage Loan III...            3,485           3,598              26               27         8.875%       6/01/03
Acquisition Mortgage Loan IV....            2,488             ---              19              ---         8.950%      10/01/06
Acquisition Mortgage Loan V.....            2,855  (2)        ---              19              ---         9.010%       9/01/06
Acquisition Mortgage Loan VI....            1,024  (2)        ---               7              ---         8.875%      11/01/06
Acquisition Mortgage Loan VII...            1,450  (2)        ---              11              ---         9.750%       3/15/02
Acquisition Mortgage Loan VIII..            1,340             ---               9              ---         8.450%       7/01/09
                                        ------------   -------------   ------------    -----------
Total...........................         $108,487       $ 101,198      $      309       $      276
                                        ============   =============   ============    ===========
DEFEASED MORTGAGE LOAN
----------------------
1994 Mortgage Loan..............         $    ---       $ 300,000      $      ---       $    1,831            (3)           (3)
                                        ============   =============   ============    ===========
SENIOR UNSECURED DEBT, NET
--------------------------
2005 Notes......................         $ 50,000       $  50,000      $      383       $      393         6.900%      11/21/05
2006 Notes......................          150,000         150,000             875              671         7.000%      12/01/06
2007 Notes......................          149,956  (4)    149,951           1,457            1,457         7.600%       5/15/07
2011 Notes......................           99,424  (4)     99,377             942              942         7.375%       5/15/11 (5)
2017 Notes......................           99,818  (4)     99,809             625              479         7.500%      12/01/17
2027 Notes .....................           99,862  (4)     99,857             914              914         7.150%       5/15/27 (6)
2028 Notes......................          199,768  (4)        ---           7,051              ---         7.600%       7/15/28
2011 Drs........................           99,767  (4)        ---           1,553              ---         6.500% (8)   4/05/11 (7)
                                        ------------   -------------   ------------    -----------
Total...........................         $948,595       $ 648,994      $   13,800       $    4,856
                                        ============   =============   ============    ===========
ACQUISITION FACILITY PAYABLE
----------------------------
1997 Unsecured Acquisition
 Facility.......................         $134,800       $ 129,400      $      690       $      297         6.493%       4/30/01
                                        ============   =============   ============    ===========

(1) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(2) The Acquisition Mortgage Loan V, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $307, $68 and $100, respectively.
(3)  The 1994 Defeased Mortgage Loan was paid off and retired on January 2,
     1998.
(4) The 2007 Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $44, $576, $182, $138, $232 and $233, respectively.
(5) The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004.
(6) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(7) The 2011 Drs. are required to be redeemed by the Operating Partnership on April 5, 2001 if the Remarketing Dealer elects not to remarket the 2011 Drs.
(8) The 2011 Drs. bear interest at an annual rate of 6.50% to the Remarketing Date. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based on a predetermined formula as disclosed in the related Prospectus Supplement.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

6. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET, ACQUISITION FACILITIES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED

Fair Value

         At December 31, 1998 and 1997, the fair value of the Company's mortgage loans payable, senior unsecured debt, acquisition facility payable and interest rate protection agreements were as follows:


                                              December 31, 1998        December 31, 1997
                                           -----------------------   ------------------------
                                            Carrying       Fair       Carrying        Fair
                                             Amount       Value        Amount        Value
                                           ----------   ----------   ----------   -----------
Mortgage Loans Payable .................   $  108,487   $  111,305   $  101,198   $  105,838
Defeased Mortgage Loan Payable .........         --           --        300,000      300,000
Senior Unsecured Debt ..................      948,595      925,320      648,994      666,954
Acquisition Facility Payable ...........      134,800      134,800      129,400      129,400
Put Option and Call Option .............        3,438       13,200        1,621        3,720

Interest Rate Protection Agreements ....         --           --           --          4,974
                                           ----------    ---------   ----------   ----------
Total ..................................   $1,195.320    1,184,625   $1,181,213   $1,210,886
                                           ==========    =========   ==========   ==========


         The following is a schedule of maturities of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:



                                  Amount
                                -----------
            1999                $    2,266
            2000                     2,455
            2001                   137,460
            2002                     4,104
            2003                    37,309
            Thereafter           1,008,513
                                -----------
            Total               $1,192,107
                                ===========

         The maturity date of the LB Mortgage Loan II is based on a contingent event. As a result, the LB Mortgage Loan II is not included in the preceding table.

Interest Rate Protection Agreements

         In conjunction with obtaining the 1994 Mortgage Loan, the Company, through the Financing Partnership, purchased an interest rate protection agreement (the "1994 Interest Rate Protection Agreement") which effectively limited the interest rate during the initial five-year term of the 1994 Mortgage Loan to 7.20% per annum. Prior to the subsequent replacement of the 1994 Interest Rate Protection Agreement, its cost of $18,450 had been capitalized and was being amortized over the five-year term of the agreement. Effective July 1, 1995, the Company replaced the 1994 Interest Rate Protection Agreement with new interest rate protection agreements and entered into interest rate swap agreements (together, the "1995 Interest Rate Protection Agreements") with a notional value of $300,000, which together effectively fixed the annual interest rate on the 1994 Mortgage Loan at 6.97% for six years through June 30, 2001. As a result of the replacement of the interest rate protection agreement, the Company incurred a loss of $6,400. The costs of the 1995 Interest Rate Protection Agreements had been capitalized and were being amortized over the respective terms of the 1995 Interest Rate Protection Agreements. On May 16, 1997, the Company sold

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

6. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET, ACQUISITION FACILITIES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED


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


7.     STOCKHOLDERS' EQUITY

Preferred Stock

         In 1995, the Company issued 1,650,000 shares of 9.5%, $.01 par value, Series A Cumulative Preferred Stock (the "Series A Preferred Stock") at an initial offering price of $25 per share. Dividends on the Series A Preferred Stock are cumulative from the date of initial issuance and are payable quarterly in arrears. The payment of dividends and amounts upon liquidation, dissolution or winding up ranks senior to the payments on the Company's $.01 par value common stock ("Common Stock"). The Series A Preferred Stock is not redeemable prior to November 17, 2000. On or after November 17, 2000, the Series A Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at $25.00 per share, or $41,250 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series A Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

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

         On May 14, 1997, the Company issued 4,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 8 3/4%, $.01 par value, Series B Cumulative Preferred Stock (the "Series B Preferred Stock"), at an initial offering price of $25 per Depositary Share. Dividends on the Series B Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series B Preferred Stock ranks senior to payments on the Company's Common Stock and pari passu with the Company's Series A Preferred Stock, Series C Preferred Stock (hereinafter defined), Series D Preferred Stock (hereinafter defined) and Series E Preferred Stock (hereinafter defined). The Series B Preferred Stock is not redeemable prior to May 14, 2002. On or after May 14, 2002, the Series B Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $100,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series B Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

         On June 6, 1997, the Company issued 2,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the "Series C Preferred Stock"), at an initial offering price of $25 per Depositary Share. Dividends on the Series C Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. With

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

7.     STOCKHOLDERS' EQUITY, CONTINUED

respect to the payment of dividends and amounts upon liquidation, dissolution or winding-up, the Series C Preferred Stock ranks senior to payments on the Company's Common Stock and pari passu with the Company's Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock (hereinafter defined) and Series E Preferred Stock (hereinafter defined). The Series C Preferred Stock is not redeemable prior to June 6, 2007. On or after June 6, 2007, the Series C Preferred Stock are redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series C Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

         On February 4, 1998, the Company issued 5,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the "Series D Preferred Stock"), at an initial offering price of $25 per Depositary Share. Dividends on the Series D Preferred Stock represented by the Depositary Shares are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the dividends and amounts upon liquidation, dissolution or winding up, the Series D Preferred Stock ranks senior to payments on the Company's $.01 par value common stock ("Common Stock") and pari passu with the Company's Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series E Preferred Stock (hereinafter defined); however, the Series A Preferred Stock has the benefit of a guarantee by First Industrial Securities, L.P. The Series D Preferred Stock is not redeemable prior to February 4, 2003. On and after February 4, 2003, the Series D Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $125,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series D Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

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

         The following table summarizes certain information regarding the Company's preferred stock:


                                                    Stated Value at
                                             ------------------------------     Initial        Optional
                                              December 31,    December 31,      Dividend      Redemption
                                                  1998            1997            Rate           Date
                                             -------------   -------------     ---------      ---------
         Series A Preferred Stock            $    41,250      $   41,250        9.50%          11/17/00
         Series B Preferred Stock                100,000         100,000        8.750%          5/14/02
         Series C Preferred Stock                 50,000          50,000        8.625%          6/06/07
         Series D Preferred Stock                125,000            --          7.950%          2/04/03
         Series E Preferred Stock                 75,000            --          7.900%          3/18/03
                                               ---------       ---------
         Total                                 $ 391,250       $ 191,250
                                               =========       =========

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

7.     STOCKHOLDERS' EQUITY, CONTINUED


Common Stock

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

         On October 15, 1997, the Company issued 5,400,000 shares of $.01 par value common stock (the "October 1997 Equity Offering"). The price per share was $33.40 resulting in gross offering proceeds of $180,360. Proceeds to the Company, net of underwriters' discount and the total offering expenses, were approximately $176,556.

         On April 23, 1998, the Company issued, in a private placement, 1,112,644 shares of $.01 par value Common Stock (the "April 1998 Equity Offering"). The price per share in the April 1998 Equity Offering was $33.141, resulting in gross offering proceeds of $36,300. Proceeds to the Company, net of purchaser's discount and total offering expenses, were approximately $33,141.

Shareholders' Rights Plan

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

7.     STOCKHOLDERS' EQUITY, CONTINUED

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

Dividends/Distributions

         The following table summarizes dividends/distributions for the past two years:


Common Stock/Operating Partnership Units
----------------------------------------
                                                                                     Dividend/
                                                                                    Distribution           Total
                                                                                     per Share/           Dividend
                                   Record Date              Payable Date               Unit              Distribution
                               --------------------    -----------------------     ----------------    ---------------
 First Quarter 1997            March 31, 1997          April 21, 1997                   $   .50500       $    16,904
 Second Quarter 1997           June 30, 1997           July 21, 1997                    $   .50500       $    17,222
 Third Quarter 1997            September 30, 1997      October 20, 1997                 $   .50500       $    17,700
 Fourth Quarter 1997           December 31, 1997       January 20, 1998                 $   .53000       $    22,010
 First Quarter 1998            March 31, 1998          April 20, 1998                   $   .53000       $    22,497
 Second Quarter 1998           June 30, 1998           July 20, 1998                    $   .53000       $    23,555
 Third Quarter 1998            September 30, 1998      October 19, 1998                 $   .53000       $    23,735
 Fourth Quarter 1998           December 31, 1998       January 18, 1999                 $   .60000       $    27,081


Series A Preferred Stock
-------------------------

                                                                                    Dividend per          Total
                                   Record Date              Payable Date                Share            Dividend
                               --------------------    -----------------------     ----------------    ------------
First Quarter 1997             March 14, 1997          March 31, 1997                $   .59375          $   980
Second Quarter 1997            June 13, 1997           June 30, 1997                 $   .59375          $   980
Third Quarter 1997             September 15, 1997      September 30, 1997            $   .59375          $   980
Fourth Quarter 1997            December 15, 1997       December 31, 1997             $   .59375          $   980
First Quarter 1998             March 13, 1998          March 31, 1998                $   .59375          $   980
Second Quarter 1998            June 15, 1998           June 30, 1998                 $   .59375          $   980
Third Quarter 1998             September 15, 1998      September 30, 1998            $   .59375          $   980
Fourth Quarter 1998            December 15, 1998       December 31, 1998             $   .59375          $   980

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


7.     STOCKHOLDERS' EQUITY, CONTINUED


Series B Preferred Stock
------------------------
                                                                                     Dividend          Total
                                   Record Date              Payable Date            per Share         Dividend
                               --------------------    --------------------        ------------      ----------
Second Quarter 1997            June 13, 1997           June 30, 1997                $  27.95000      $   1,119
Third Quarter 1997             September 15, 1997      September 30, 1997           $  54.68750      $   2,188
Fourth Quarter 1997            December 15, 1997       December 31, 1997            $  54.68750      $   2,188
First Quarter 1998             March 13, 1998          March 31, 1998               $  54.68750      $   2,188
Second Quarter 1998            June 15, 1998           June 30, 1998                $  54.68750      $   2,188
Third Quarter 1998             September 15, 1998      September 30, 1998           $  54.68750      $   2,188
Fourth Quarter 1998            December 15, 1998       December 31, 1998            $  54.68750      $   2,188



Series C Preferred Stock
------------------------
                                                                                      Dividend         Total
                                   Record Date              Payable Date              per Share       Dividend
                               --------------------    -----------------------      -------------    ----------
Third Quarter 1997             September 15, 1997      September 30, 1997           $  68.12300(1)   $   1,363
Fourth Quarter 1997            December 15, 1997       December 31, 1997            $  53.90600      $   1,078
First Quarter 1998             March 13, 1998          March 31, 1998               $  53.90600      $   1,078
Second Quarter 1998            June 15, 1998           June 30, 1998                $  53.90600      $   1,078
Third Quarter 1998             September 15, 1998      September 30, 1998           $  53.90600      $   1,078
Fourth Quarter 1998            December 15, 1998       December 31, 1998            $  53.90600      $   1,078

         (1) $14.217 of this dividend relates to the second quarter of 1997.

Series D Preferred Stock
------------------------
                                                                                      Dividend         Total
                                   Record Date              Payable Date              per Share       Dividend
                               --------------------    -----------------------      -------------    ----------
First Quarter 1998             March 13, 1998          March 31, 1998               $  30.36500      $   1,518
Second Quarter 1998            June 15, 1998           June 30, 1998                $  49.68700      $   2,484
Third Quarter 1998             September 15, 1998      September 30, 1998           $  49.68700      $   2,484
Fourth Quarter 1998            December 15, 1998       December 31, 1998            $  49.68700      $   2,484


Series E Preferred Stock
------------------------
                                                                                      Dividend         Total
                                   Record Date              Payable Date              per Share       Dividend
                               --------------------    -----------------------      -------------    ----------
First Quarter 1998             June 15, 1998           June 30, 1998                $   7.13194      $     214
Second Quarter 1998            June 15, 1998           June 30, 1998                $  49.37500      $   1,480
Third Quarter 1998             September 15, 1998      September 31, 1998           $  49.37500      $   1,480
Fourth Quarter 1998            December 15, 1998       December 31, 1998            $  49.37500      $   1,480


                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


8.     ACQUISITION AND DEVELOPMENT OF REAL ESTATE

         In 1998, the Company acquired 247 industrial properties comprising approximately 12.3 million square feet (unaudited) of GLA for a total purchase price of approximately $491,504 and completed the development of 12 properties and two expansions comprising approximately 2.6 million square feet (unaudited) of GLA at a cost of approximately $85,870.

         In 1997, the Company acquired 389 industrial properties comprising approximately 22.9 million square feet (unaudited) of GLA for a total purchase price of approximately $862,350 and completed the development of ten properties and two expansions comprising approximately 1.7 million square feet (unaudited) of GLA at a cost of approximately $50,246.

         In 1996, the Company acquired 112 industrial properties comprising approximately 10.4 million square feet (unaudited) of GLA for a total purchase price of approximately $252,991 and completed the development of two properties comprising approximately .2 million square feet (unaudited) of GLA at a cost of approximately $900.

9.    DISPOSITION OF INTEREST RATE PROTECTION AGREEMENTS

         In November 1998, the Company, through the Operating Partnership, settled its remaining interest rate protection agreement which was scheduled to expire on January 4, 1999. This agreement was entered into in December 1997 in anticipation of 1998 senior unsecured debt offerings. Due to the changing market conditions and the Company's expectation that it would not issue debt securities associated with the interest rate protection agreement, the Company settled its position. As a result, the Company has recognized an expense of approximately $8,475 associated with the termination of the interest rate protection agreement in the fourth quarter of 1998.

         In May 1997, the Company sold the 1995 Interest Rate Protection Agreements for approximately $9,950. The gain on disposition of the 1995 Interest Rate Protection Agreement totaled approximately $1,430.

10.     RESTRUCTURING AND ABANDONED PURSUIT COSTS CHARGE

         In connection with management's plan to improve operating efficiencies and reduce costs, the Company recorded a restructuring and abandoned pursuit costs charge of approximately $11,941 in the fourth quarter of 1998. The restructuring charge includes approximately $6,858 in severance costs, of which approximately $1,206 is non-cash relating to immediate vesting of restricted stock. The cash portion of the severance costs were paid in fiscal year 1999. Approximately $5,083 of the charge relates to abandoned acquisitions.

11.     SALES OF REAL ESTATE

         In 1998, the Company sold 41 in-service properties and several parcels of land. Gross proceeds from these sales totaled approximately $99,904. Approximately $56,300 of the gross proceeds were received from the September 1998 Joint Venture (the Company sold 21 of the 41 properties to the September 1998 Joint Venture at the Company's net book value). The gain on sales totaled approximately $5,349.

         In 1997, the Company sold ten in-service properties, one property held for redevelopment and several parcels of land. Gross proceeds from these sales totaled approximately $33,658. The gain on sales totaled approximately $5,003.

         In 1996, the Company sold six in-service properties. Gross proceeds from these sales totaled approximately $14,972. The gain on sales totaled approximately $4,344.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


12.    EXTRAORDINARY ITEMS

         In 1997, the Company terminated the Harrisburg Mortgage Loan, the LB Mortgage Loan I, the Defeasance Loan, the November 1997 Unsecured Loan and the 1996 Unsecured Acquisition Facility before their contractual maturity date. Also, the Company entered into a commitment to pay down and retire the 1994 Defeased Mortgage Loan on January 2, 1998. As a result of the early retirements and the commitment for early retirement of the 1994 Defeased Mortgage Loan, the Company recorded an extraordinary loss of $14,124 comprised of prepayment fees, the write off of unamortized deferred financing fees, legal costs and other expenses.

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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


13.    EARNINGS PER SHARE

         In February 1997, the FASB issued FAS 128, effective for financial statements ending after December 15, 1997. As required by this statement, the Company adopted the new standard for computing and presenting earnings per share
(EPS) for the year ended December 31, 1997, and for all prior-periods' EPS data presented herein. The outstanding Operating Partnership units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income. The computation of basic and diluted EPS, as prescribed by FAS 128, is presented below:


                                                                             Year Ended        Year Ended      Year Ended
                                                                             December 31,      December 31,   December 31,
                                                                                1998              1997            1996
                                                                             -------------   --------------   ------------
Numerator:

  Income Before Extraordinary Loss and Cumulative Effect of
    Change in Accounting Principle ........................................   $     77,697    $     66,070    $     37,937
       Less: Preferred Stock Dividends ....................................        (30,610)        (11,856)         (3,919)
                                                                              ------------    ------------    ------------
  Net Income Available to Common Stockholders Before
       Extraordinary Loss and Cumulative Effect of Change in
       Accounting Principle- For Basic and Diluted EPS ....................         47,087          54,214          34,018

  Extraordinary Loss ......................................................           --           (14,124)         (2,273)
  Cumulative Effect of Change in Accounting Principle .....................         (1,976)           --              --
                                                                              ------------    ------------    ------------

  Net Income Available to Common Stockholders-
    For Basic and Diluted EPS .............................................   $     45,111    $     40,090    $     31,745
                                                                              ============    ============    ============

Denominator:

  Weighted Average Common Shares Outstanding at
     December 31, 1998, 1997 and 1996, respectively- Basic ................     37,444,961      31,508,240      24,755,953

  Effect of Dilutive Securities:
     Employee Common Stock Options ........................................        182,515         305,686          86,447
                                                                              ------------    ------------    ------------

  Weighted Average Common Shares Outstanding at
     December 31, 1998, 1997 and 1996, respectively- Diluted ..............     37,627,476      31,813,926      24,842,400
                                                                              ============    ============    ============

Basic EPS:

  Net Income Available to Common Stockholders Before
      Extraordinary Loss and Cumulative Effect
      of Change in Accounting Principle ...................................   $       1.26    $       1.72    $       1.37
                                                                              ============    ============    ============


  Extraordinary Loss ......................................................   $       --      $       (.45)   $       (.09)
                                                                              ============    ============    ============

  Cumulative Effect of Change in Accounting Principle .....................   $       (.05)   $       --      $       --
                                                                              ============    ============    ============

  Net Income Available to Common Stockholders .............................   $       1.20    $       1.27    $       1.28
                                                                              ============    ============    ============

Diluted EPS:

  Net Income Available to Common Stockholders Before
      Extraordinary Loss and Cumulative Effect
      of Change in Accounting Principle ...................................   $       1.25    $       1.70    $       1.37
                                                                              ============    ============    ============

  Extraordinary Loss ......................................................   $       --      $       (.44)   $       (.09)
                                                                              ============    ============    ============

  Cumulative Effect of Change in Accounting Principle .....................   $       (.05)   $       --      $       --
                                                                              ============    ============    ============

  Net Income Available to Common Stockholders .............................   $       1.20    $       1.26    $       1.28
                                                                              ============    ============    ============


                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


14.    FUTURE RENTAL REVENUES

         The Company's properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 1998 are approximately as follows:


            1999              $  288,070
            2000                 235,326
            2001                 186,056
            2002                 143,203
            2003                 107,304
            Thereafter           272,882
                              ----------
               Total          $1,232,841
                              ==========


15.   EMPLOYEE BENEFIT PLANS

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

         The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards, (iv) performance share awards and (v) dividend equivalent rights. The exercise price of stock options will be determined by the Compensation Committee, but may not be less than 100% of the fair market value of the shares on the date of grant. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Company. As of December 31, 1998, stock options covering 5.0 million shares were outstanding and stock options covering
2.2 million shares were available under the Stock Incentive Plans. The outstanding stock options generally vest over one to ten year periods and have lives of ten years. Stock option transactions are summarized as follows:


                                                               Weighted Average      Exercise
                                                                Exercise Price       Price Per
                                                    Share         per Share            Share
                                                 -----------   ----------------    ---------------
Outstanding at December 31, 1995 .......            858,000        $   22.37       $ 18.25-$ 23.50
  Granted ..............................            263,500        $   22.94       $ 22.75-$ 25.63
  Exercised ............................            (16,000)       $   23.50            $ 23.50
  Expired or Terminated ................            (12,000)       $   23.50            $ 23.50
                                                  ---------

Outstanding at December 31, 1996 .......          1,093,500        $   22.49       $ 18.25-$ 25.63
  Granted ..............................            538,000        $   30.32        $28.50-$30.375
  Exercised or Converted ...............           (300,000)       $   22.50       $ 18.25-$ 23.50
                                                  ---------

Outstanding at December 31, 1997 .......          1,331,500        $   25.67        $18.25-$30.375
  Granted ..............................          5,248,200        $   34.92       $ 24.00-$ 35.81
  Exercised or Converted ...............           (165,500)       $   23.14       $ 20.25-$ 30.38
  Expired or Terminated ................         (1,417,200)       $   35.42       $ 22.75-$ 35.81
                                                  ---------

Outstanding at December 31, 1998 .......          4,997,000        $   32.70       $ 18.25-$ 35.81
                                                  =========

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

15.    EMPLOYEE BENEFIT PLANS, CONTINUED


         The following table summarizes currently outstanding and exercisable options as of December 31, 1998:



                                               Options Outstanding                           Options Exercisable
                               ----------------------------------------------------    --------------------------------
                                                    Weighted
                                                     Average           Weighted                             Weighted
                                                    Remaining           Average                              Average
                                  Number           Contractual         Exercise           Number            Exercise
Range of Exercise Price         Outstanding           Life               Price          Exercisable           Price
---------------------------    --------------    ----------------    --------------    --------------     -------------
$18.25-$25.63                       685,000           6.53              $22.59            685,000            $22.59
$28.50-$35.81                     4,312,000           9.01              $34.30            870,350            $30.66


         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its Stock Incentive Plans. Accordingly, no compensation expense has been recognized in the consolidated statements of operations. Had compensation expense for the Company's Stock Incentive Plans been determined based upon the fair value at the grant date for awards under the Stock Incentive Plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", net income and earnings per share would have been the pro forma amounts indicated in the table below:


                                                                                              For the Year Ended
                                                                                ------------------------------------------
                                                                                    1998            1997           1996
                                                                                -------------    ----------      ----------
Net Income Available to Common Stockholders- as reported .......................   $   45,111    $   40,090    $   31,745
Net Income Available to Common Stockholders- pro forma .........................   $   43,324    $   38,810    $   31,239

Net Income Available to Common Stockholders per Share- as reported- Basic ......   $     1.20    $     1.27    $     1.28
Net Income Available to Common Stockholders per Share- pro forma- Basic ........   $     1.16    $     1.23    $     1.26
Net Income Available to Common Stockholders per Share- as reported- Diluted ....   $     1.20    $     1.26    $     1.28
Net Income Available to Common Stockholders per Share- pro forma- Diluted ......   $     1.15    $     1.22    $     1.26

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
   Expected dividend yield .....................................................         8.01%         8.15%         7.16%
   Expected stock price volatility .............................................        20.56%        20.01%        18.12%
   Risk-free interest rate .....................................................         5.64%         6.48%         6.81%
   Expected life of options ....................................................         3.74          3.78          7.37



    The weighted average fair value of options granted during 1998, 1997 and 1996 is $2.95, $2.72 and $2.43 per option, respectively.

         In September 1994, the Board of Directors approved and the Company adopted a 401(k)/Profit Sharing Plan. Under the Company's 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. The Company may make, but is not required to make, matching contributions. For the year ended December 31, 1996 the Company did not make any matching contributions. For the years ended December 31, 1998 and 1997, the Company made matching contributions of approximately $198 and $108, respectively. In March 1996, the Board of Directors approved and the Company adopted a Deferred Income Plan (the "Plan"). Under the Plan, 243,400 unit awards, 194,164 unit awards and 138,500 unit awards were granted for the years ended December 31, 1998, 1997 and 1996 respectively, providing the recipients with deferred income benefits which vest in three equal annual installments. The expense related to these deferred income benefits is included in general and administrative expenses in the consolidated statements of operations.

         During 1998, the Company awarded 51,850 shares of restricted Common Stock to certain employees, 2,769 shares of restricted Common Stock to certain Directors and certain other employees of the Company converted certain employee stock options to 13,602 shares of restricted Common Stock. These restricted shares of Common Stock had a fair value of $2,345 on the date of grant. The restricted Common Stock vests over a period from five to

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

15.    EMPLOYEE BENEFIT PLANS, CONTINUED

ten years. Compensation expense will be charged to earnings over the vesting period.

         During 1997, the Company awarded 59,946 shares of restricted Common Stock to certain employees, 1,274 of restricted Common Stock to certain Directors and certain other employees of the Company converted certain employee stock options to 54,936 shares of restricted Common Stock. These restricted shares of Common Stock had a fair value of $3,655 on the date of grant. The restricted Common Stock vests over a period from two to ten years. Compensation expense will be charged to earnings over the vesting period.

16.    RELATED PARTY TRANSACTIONS

         The Company often obtains title insurance coverage for its properties from an entity for which an independent Director of the Company became the President, Chief Executive Officer and a Director in 1996.

         From time to time, the Company utilizes real estate brokerage services from CB Richard Ellis for which a relative of one of the Company's officers/Directors is an employee.

         On November 19, 1997, the Company exercised an option that was granted on March 19, 1996 to purchase a 100,000 square foot (unaudited) bulk warehouse property located in Indianapolis, Indiana for approximately $3,338. The property was purchased from a partnership in which one of the Company's officers owned a 33.0% interest.

         From time to time, the Company utilizes leasing services from an entity for which one of the Company's former officers located in a regional office owns a 62.5% ownership interest. For the year ended December 31, 1998, the Company has paid approximately $247 of leasing commissions to this entity.

         On July 16, 1998, the Company, through the Operating Partnership, completed an acquisition of a real estate firm of which a former officer and an employee of the Company owned a 77.5% interest. Gross proceeds to the real estate firm totaled approximately $2,349. In conjunction with the acquisition of the real estate firm, the Company also acquired an industrial property from this same entity for a purchase price of approximately $3,248, excluding costs incurred in connection with the acquisition of the property.

         On June 23, 1998, the Company, through the Operating Partnership, purchased a 292,471 square foot (unaudited) light industrial property located in Denver, Colorado for approximately $12,206. The property was purchased from a company in which one of the Company's officers owned a 12.08% interest.

         Of the 247 industrial properties purchased by the Company during the year ended December 31, 1998, four industrial properties were purchased from Western Suburban Industrial Investments Limited Partnership ("Western") in which the sole general partner, having a 5% interest, was Tomasz/Shidler Investment Corporation, the sole shareholders of which were a Director of the Company and a former Director/officer of the Company who also had a 53% and 32% limited partnership interest in Western, respectively. Further, an additional Director/officer of the Company was a limited partner in Western having an interest of 2%. The aggregate purchase price for this acquisition totaled approximately $7,900, excluding costs incurred in conjunction with the acquisition of the properties.

         In the fourth quarter of 1998, the Company sold three industrial properties to a former officer and Director of the Company for gross proceeds of approximately $10,701. The former officer and Director has the option of selling the properties back to the Company and the Company has the option of buying the properties from the former officer and Director. The gain on sale from the sale of these properties has been deferred and will be recognized if the above mentioned options are not exercised.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

17.    SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

         Supplemental disclosure of cash flow information:



                                                                                 Year Ended         Year Ended        Year Ended
                                                                                 December 31,       December 31,      December 31,
                                                                                     1998              1997              1996
                                                                                  ----------        -----------       -----------
     Interest paid, net of
        capitalized interest ...................................................   $  64,294        $  44,627         $  29,309
                                                                                   =========        =========         =========
     Interest capitalized ......................................................   $   3,643        $   1,151         $     501
                                                                                   =========        =========         =========

Supplemental schedule of noncash investing and financing activities:
     Distribution payable on common stock/units ................................   $  27,081        $  22,010         $  16,281
                                                                                   =========        =========         =========
Exchange of units for common shares:
         Minority  interest ....................................................   $  (5,150)       $  (3,395)        $    (943)
         Common stock ..........................................................           2                2              --
         Additional paid in capital ............................................       5,148            3,393               943
                                                                                   ---------        ---------         ---------
                                                                                   $    --          $    --           $    --
                                                                                   =========        =========         =========

         In conjunction with the property acquisitions, the following assets and liabilities were assumed:

Purchase of real estate ........................................................   $ 537,838        $ 862,350         $ 252,991
Mortgage loans .................................................................      (8,771)         (20,272)           (9,417)
Promissory notes ...............................................................        --               --              (9,919)
Operating partnership units ....................................................     (49,413)        (115,230)          (23,863)
Accounts payable and accrued expenses ..........................................      (5,001)         (11,414)           (2,626)
                                                                                   ---------        ---------         ---------
Acquisition of real estate .....................................................   $ 474,653        $ 715,434         $ 207,166
                                                                                   =========        =========         =========


18.    COMMITMENTS AND CONTINGENCIES

         In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.

         Forty-four properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times at appraised fair market value or at a fixed purchase price generally in excess of the Company's depreciated cost of the asset. The Company has no notice of any exercise of any tenant purchase option.

         The Company has committed to the construction of 20 industrial properties totaling approximately 2.5 million square feet (unaudited). The estimated total construction costs are approximately $101,922 (unaudited). These developments are expected to be funded with cash flow from operations as well as borrowings under the 1997 Unsecured Acquisition Facility.

         At December 31, 1998, the Company had two letters of credit outstanding in the amounts of $980 and $50. The $980 letter of credit was required under the original issuance of the Series A Preferred Stock to guarantee the payment of one quarter's dividend on the Series A Preferred Stock. The Guarantee Agent of the Series A Preferred Stock is the beneficiary of this letter of credit which expires on June 29, 1999. The $50 letter of credit is pledged to a state governmental entity for development purposes. It expires on February 28, 2000.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

19.    SUBSEQUENT EVENTS (UNAUDITED)


         During the period January 1, 1999 through March 12, 1999, the Company acquired or completed development of four industrial properties and one land parcel for a total estimated investment of approximately $27,982. The Company also sold seven industrial properties for approximately $12,461 of gross proceeds.

         In March 1999, the Company declared a first quarter dividend of $.60 per share/Unit on its common stock which is payable on April 19, 1999. The Company also declared a first quarter dividend of $.59375 per share, $54.688 per share ($.54688 per depositary share), $53.906 per share ($.53906 per depositary share), $49.687 per share ($.49687 per depositary share) and $49.375 per share ($.49375 per depositary share) on its Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, respectively, which is payable on March 31, 1999.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

20.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                               YEAR ENDED DECEMBER 31, 1998
                                                                     --------------------------------------------
                                                                      FIRST       SECOND     THIRD       FOURTH
                                                                     QUARTER      QUARTER   QUARTER      QUARTER
                                                                     -------     --------   ---------------------
Total Revenues ..................................................   $ 76,214    $ 87,305    $ 92,339    $ 93,844
Equity In Income of Joint Venture ...............................       --          --          --            45
Income Allocated to Minority Interest ...........................     (2,657)     (2,186)     (2,813)       (305)
Disposition of Interest Rate Protection Agreement ...............       --          --          --        (8,475)
Income from Operations ..........................................     20,171      22,265      23,015       6,897
Gain on Sales of Properties .....................................      2,360          16         693       2,280
Income Before Extraordinary Loss and Cumulative Effect of
    Change in Accounting Principle ..............................     22,531      22,281      23,708       9,177
Cumulative Effect of Change in Accounting  Principle ............       --        (1,976)       --          --
Net Income ......................................................     22,531      20,305      23,708       9,177
Preferred Stock Dividends .......................................     (5,978)     (8,210)     (8,211)     (8,211)
                                                                    --------    --------    --------    --------
Net Income Available to Common Stockholders .....................   $ 16,553    $ 12,095    $ 15,497    $    966
                                                                    ========    ========    ========    ========

Earnings Per  Share:
    Net Income Available to Common Stockholders Before
    Extraordinary Loss and Cumulative Effect of Change in
    Accounting Principle per Weighted Average Common Share
    Outstanding:
                                Basic ...........................   $    .45    $    .38    $    .41    $    .03
                                                                    ========    ========    ========    ========
                                Diluted .........................   $    .45    $    .37    $    .41    $    .03
                                                                    ========    ========    ========    ========
   Net Income Available to Common Stockholders per Weighted
   Average Common Share Outstanding:
                                Basic ...........................   $    .45    $    .32    $    .41    $    .03
                                                                    ========    ========    ========    ========
                                Diluted .........................   $    .45    $    .32    $    .41    $    .03
                                                                    ========    ========    ========    ========


                                                                            YEAR ENDED DECEMBER 31, 1997
                                                                    ---------------------------------------------
                                                                     FIRST      SECOND       THIRD       FOURTH
                                                                    QUARTER     QUARTER     QUARTER      QUARTER
                                                                    --------    ---------   ---------   ---------
Total Revenues ..................................................   $ 46,143    $ 52,648    $ 56,377    $ 68,035
Income Allocated to Minority Interest ...........................     (1,356)       (594)     (1,552)     (1,810)
Disposition of Interest Rate Protection Agreement ...............       --         1,430          --          --
Income from Operations ..........................................     11,834      15,927      15,628      17,678
Gain on Sales of Properties .....................................       --         3,999         187         817
Income Before Extraordinary Loss ................................     11,834      19,926      15,815      18,495
Extraordinary Loss ..............................................       --       (12,563)       --        (1,561)
Net Income.......................................................     11,834       7,363      15,815      16,934
Preferred Stock Dividends .......................................       (980)     (2,385)     (4,245)     (4,246)
                                                                    --------    --------    --------    --------
Net Income Available to Common Stockholders .....................   $ 10,854       4,978      11,570      12,688
                                                                    ========    ========    ========    ========
Earnings Per  Share:
    Net Income Available to Common Stockholders Before
    Extraordinary Loss per Weighted Average Common Share
    Outstanding:
                                Basic ...........................   $    .36    $    .58    $    .38    $    .40
                                                                    ========    ========    ========    ========
                                Diluted .........................   $    .36    $    .58    $    .38    $    .40
                                                                    ========    ========    ========    ========
   Net Income Available to Common Stockholders per Weighted
   Average Common Share Outstanding:
                                Basic ...........................   $    .36    $    .17    $    .38    $    .36
                                                                    ========    ========    ========    ========
                                Diluted .........................   $    .36    $    .16    $    .38    $    .35
                                                                    ========    ========    ========    ========

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


21.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

         The following Pro Forma Condensed Statements of Operations for the years ended December 31, 1998 and 1997 (the "Pro Forma Statements") are presented as if the acquisition of 636 industrial properties between January 1, 1997 and December 31, 1998 had been acquired on either January 1, 1997 or the lease commencement date if the property was developed and as if the Company's 10% equity interest in the September 1998 Joint Venture had been acquired on January 1, 1997. In addition, the Pro Forma Statements are prepared as if the assumption of secured debt, the issuance of the 2007 Notes, the issuance of the 2027 Notes, the issuance of the 2011 Notes, the issuance of the 2005 Notes, the issuance of the 2006 Notes, the issuance of the 2017 Notes, the issuance of the 2011 Drs., the issuance of the 2028 Notes, the issuance of the Series B Preferred Stock, the issuance of the Series C Preferred Stock, the issuance of the Series D Preferred Stock, the Series E Preferred Stock, the September 1997 Equity Offering, the October 1997 Equity Offering and the April 1998 Equity Offering had occurred on January 1, 1997.

         The Pro Forma Statements are not necessarily indicative of what the Company's results of operations would have been for the years ended December 31, 1998 and 1997, nor do they purport to present the future results of operations of the Company.



                  PRO FORMA CONDENSED STATEMENTS OF OPERATIONS


                                                                        Year Ended
                                                               ----------------------------
                                                               December 31,   December 31,
                                                                   1998          1997
                                                               ------------   -------------
Total Revenues .............................................   $ 362,286       $ 340,429
Property Expenses ..........................................    (102,587)        (93,308)
General and Administrative Expense .........................     (12,983)         (6,248)
Interest Expense ...........................................     (73,538)        (70,669)
Amortization of Interest Rate Protection Agreements
   and Deferred Financing Costs ............................        (917)         (2,812)
Depreciation and Other Amortization ........................     (65,877)        (59,504)
Restructuring and Abandoned Pursuit Costs Charge ...........     (11,941)           --
                                                               ---------       ---------
Income from Operations Before Equity in Income of Joint
   Venture, Income Allocated to Minority Interest, and
   Disposition of Interest Rate Protection Agreements ......      94,443         107,888

Equity in (Loss) Income of Joint Venture ...................        (243)             87

Income Allocated to Minority Interest ......................      (9,490)        (13,593)
Disposition of Interest Rate Protection Agreements .........      (8,475)          1,430
                                                               ---------       ---------
Income from Operations .....................................      76,235          95,812
Gain on Sales of Properties ................................       5,349           5,003
                                                               ---------       ---------
Income Before Extraordinary Item ...........................      81,584         100,815
Preferred Stock Dividends ..................................     (32,847)        (32,847)
                                                               ---------       ---------
Income Before Extraordinary Loss and Cumulative Effect
   of Change in Accounting Principle Available to
   Common Stockholders .....................................   $  48,737       $  67,968
                                                               =========       =========

Income Before Extraordinary Item Available to Common
   Stockholders Per Weighted Average Common Share
   Outstanding:
                             Basic .........................   $    1.29       $    1.82
                                                               =========       =========
                             Diluted .......................   $    1.28       $    1.81
                                                               =========       =========

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of First Industrial Realty Trust, Inc.

Our report on the consolidated financial statements of First Industrial Realty Trust, Inc. is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule on page F-1 of this form 10-K. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                      PricewaterhouseCoopers LLP


Chicago, Illinois
February 16, 1999

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                                  SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             As Of December 31, 1998
                             (Dollars in thousands)



                                                                       (b)               COSTS
                                                                                      CAPITALIZED
                                                                   INITIAL COST       SUBSEQUENT TO
                                    LOCATION          (a)      --------------------   ACQUISITION
BUILDING ADDRESS                  (CITY/STATE)     ENCUMBRANCES LAND     BUILDINGS    OR COMPLETION
----------------                  ------------     -----------------     ---------    -------------

ATLANTA
-------

4250 River Green Parkway           Duluth, GA         (d)    $     264       1,522         $    39
3400 Corporate Parkway             Duluth, GA         (d)          281       1,621             150
3450 Corporate Parkway             Duluth, GA         (d)          506       2,904              86
3500 Corporate Parkway             Duluth, GA         (d)          260       1,500              16
3425 Corporate Parkway             Duluth, GA         (d)          385       2,212             167
1650 GA Highway 155               Atlanta, GA                      788       4,544             190
415 Industrial Park Road          Atlanta, GA                      544       3,140              69
434 Industrial Park Road          Atlanta, GA                      234       1,365              91
435 Industrial Park Road          Atlanta, GA                      281       1,638              64
14101 Industrial Park Boulevard   Atlanta, GA                      285       1,658             524
801-804 Blacklawn Road            Atlanta, GA                      361       2,095             167
1665 Dogwood Drive                Atlanta, GA                      635       3,662              24
1715 Dogwood Drive                Atlanta, GA                      288       1,675              97
11235 Harland Drive               Atlanta, GA                      125         739              30
700 Westlake Parkway              Atlanta, GA                      213       1,551             523
800 Westlake Parkway              Atlanta, GA                      450       2,645             460
4050 Southmeadow Parkway          Atlanta, GA                      401       2,813             162
4051 Southmeadow Parkway          Atlanta, GA                      697       3,486             843
4071 Southmeadow Parkway          Atlanta, GA                      750       4,460             722
4081 Southmeadow Parkway          Atlanta, GA                    1,012       5,450             617
1875 Rockdale Industrial Blvd.    Atlanta, GA                      386       2,264             201
3312 N. Berkeley Lake Road         Duluth, GA                    2,937      16,644             963
370 Great Southwest Parkway (p)   Atlanta, GA                      527       2,984             352
3495 Bankhead Highway (p)         Atlanta, GA                      983       5,568             297
955 Cobb Place                    Kennesaw, GA                     780       4,420             170
6105 Boatrock Blvd                Atlanta, GA                       89         504              24
1640 Sands Place                  Marietta, GA                     162         920              39
7000 Highland Parkway              Smyrna, GA                      761       4,213              83
2084 Lake Industrial Court        Conyers, GA                      662           -           4,547

BALTIMORE
---------
3431 Benson                      Baltimore, MD                     553       3,062              96
1801 Portal                      Baltimore, MD                     251       1,387             149
1811 Portal                      Baltimore, MD                     327       1,811             190
1831 Portal                      Baltimore, MD                     268       1,486             155
1821 Portal                      Baltimore, MD                     430       2,380             507
1820 Portal                      Baltimore, MD        (k)          884       4,891             151
6615 Tributary                   Baltimore, MD                     420       2,327              97
7340 Executive                   Frederick, MD                     936       5,182             161
4845 Governers Way               Frederick, MD                     810       4,487             113
8900 Yellow Brick Road           Baltimore, MD                     447       2,473             201
7476 New Ridge                    Hanover, MD                      394       2,182              65

BATON ROUGE
-----------
11200 Industriplex Blvd.        Baton Rouge, LA                    463       2,624              87
11441 Industriplex Blvd.        Baton Rouge, LA                    331       1,874             191
11301 Industriplex Blvd.        Baton Rouge, LA                    265       1,499              60
6565 Exchequer Drive            Baton Rouge, LA                    461       2,614              91

CENTRAL PENNSYLVANIA
--------------------
1214-B+B102 Freedom Road       Cranberry Township, PA               31         994             617
401 Russell Drive                Middletown, PA                    262         857           1,496
2700 Commerce Drive              Harrisburg, PA                    196         997             671
2701 Commerce Drive              Harrisburg, PA                    141         859           1,171
2780 Commerce Drive              Harrisburg, PA                    113         743           1,033
5035 Ritter Road                 Harrisburg, PA                    360       1,442           2,497
5070 Ritter Road (p)             Harrisburg, PA                    395       2,322           1,901
6340 Flank Drive                 Harrisburg, PA                    361       2,363           2,523



                                             GROSS AMOUNT CARRIED
                                             AT CLOSE OF PERIOD 12/31/98
                                      -----------------------------------    ACCUMULATED
                                                 BUILDING AND               DEPRECIATION  YEAR BUILT/ DEPRECIABLE
BUILDING ADDRESS                        LAND     IMPROVEMENTS   TOTAL        12/31/98      RENOVATED   LIVES (YEARS)
----------------                        ----     ------------   -----        --------      ----------  -------------

ATLANTA
-------
4250 River Green Parkway                 264       1,561 $      1,825      $       168         1988          (v)
3400 Corporate Parkway                   281       1,771        2,052              258         1987          (v)
3450 Corporate Parkway                   506       2,990        3,496              315         1988          (v)
3500 Corporate Parkway                   260       1,516        1,776              161         1991          (v)
3425 Corporate Parkway                   385       2,379        2,764              297         1990          (v)
1650 GA Highway 155                      788       4,734        5,522              634         1991          (v)
415 Industrial Park Road                 544       3,209        3,753              357         1986          (v)
434 Industrial Park Road                 234       1,456        1,690              161         1988          (v)
435 Industrial Park Road                 281       1,702        1,983              194         1986          (v)
14101 Industrial Park Boulevar           285       2,182        2,467              195         1984          (v)
801-804 Blacklawn Road                   361       2,262        2,623              346         1982          (v)
1665 Dogwood Drive                       635       3,686        4,321              417         1973          (v)
1715 Dogwood Drive                       288       1,772        2,060              253         1973          (v)
11235 Harland Drive                      125         769          894               94         1988          (v)
700 Westlake Parkway                     223       2,064        2,287              301         1990          (v)
800 Westlake Parkway                     479       3,076        3,555              374         1991          (v)
4050 Southmeadow Parkway                 425       2,951        3,376              350         1991          (v)
4051 Southmeadow Parkway                 726       4,300        5,026              520         1989          (v)
4071 Southmeadow Parkway                 828       5,104        5,932              608         1991          (v)
4081 Southmeadow Parkway               1,157       5,922        7,079              703         1989          (v)
1875 Rockdale Industrial Blvd.           386       2,465        2,851              258         1966          (v)
3312 N. Berkeley Lake Road             3,053      17,491       20,544            1,259         1969          (v)
370 Great Southwest Parkway (p           546       3,317        3,863              196         1996          (v)
3495 Bankhead Highway (p)              1,021       5,827        6,848              295         1986          (v)
955 Cobb Place                           804       4,566        5,370              152         1991          (v)
6105 Boatrock Blvd                        91         526          617               14         1972          (v)
1640 Sands Place                         166         955        1,121               28         1977          (v)
7000 Highland Parkway                    772       4,285        5,057               89         1998          (v)
2084 Lake Industrial Court               803       4,406        5,209                -         1998          (v)

BALTIMORE
---------
3431 Benson                              562       3,149        3,711               58         1988          (v)
1801 Portal                              271       1,516        1,787               28         1987          (v)
1811 Portal                              354       1,974        2,328               37         1987          (v)
1831 Portal                              290       1,619        1,909               30         1990          (v)
1821 Portal                              467       2,850        3,317               55         1986          (v)
1820 Portal                              899       5,027        5,926               94         1982          (v)
6615 Tributary                           432       2,412        2,844               45         1987          (v)
7340 Executive                           957       5,322        6,279              100         1988          (v)
4845 Governers Way                       824       4,586        5,410               86         1988          (v)
8900 Yellow Brick Road                   475       2,646        3,121               50         1982          (v)
7476 New Ridge                           401       2,240        2,641               42         1987          (v)

BATON ROUGE
-----------
11200 Industriplex Blvd.                 475       2,699        3,174               69         1986          (v)
11441 Industriplex Blvd.                 340       2,056        2,396               73         1987          (v)
11301 Industriplex Blvd.                 273       1,551        1,824               42         1985          (v)
6565 Exchequer Drive                     473       2,693        3,166               73         1986          (v)

CENTRAL PENNSYLVANIA
--------------------
1214-B+B102 Freedom Road                 205       1,437        1,642              498         1982          (v)
401 Russell Drive                        287       2,328        2,615              688         1990          (v)
2700 Commerce Drive                      206       1,658        1,864              422         1990          (v)
2701 Commerce Drive                      164       2,007        2,171              409         1989          (v)
2780 Commerce Drive                      209       1,680        1,889              427         1989          (v)
5035 Ritter Road                         442       3,857        4,299            1,094         1988          (v)
5070 Ritter Road (p)                     506       4,112        4,618            1,067         1989          (v)
6340 Flank Drive                         563       4,684        5,247            1,248         1988          (v)




                                                                                           COSTS
                                                                           (b)          CAPITALIZED
                                                                   INITIAL COST         SUBSEQUENT TO
                                    LOCATION          (a)        --------------------   ACQUISITION
BUILDING ADDRESS                  (CITY/STATE)     ENCUMBRANCES   LAND     BUILDINGS    OR COMPLETION
----------------                  ------------     ------------   -----    ---------    -------------

6345 Flank Drive                 Harrisburg, PA                    293       2,297           2,768
6360 Flank Drive                 Harrisburg, PA                    218       2,286             895
6380 Flank Drive                 Harrisburg, PA                    109       1,317             798
6400 Flank Drive                 Harrisburg, PA                    153       1,312           1,288
6405 Flank Drive                 Harrisburg, PA                    221       1,462           1,256
7125 Grayson Road                Harrisburg, PA                  1,514       8,779               6
7253 Grayson Road                Harrisburg, PA                    894       5,168              20
5020 Louise Drive              Mechanicsburg, PA      (c)          707           -           2,773
7195 Grayson                     Harrisburg, PA       (c)          478       2,771              80
400 First Street                 Middletown, PA                    280       1,839             576
401 First Street                 Middletown, PA                    819       5,381           1,666
500 Industrial Lane              Middletown, PA                    194       1,272             264
600 Hunter Lane                  Middletown, PA                    191           -           4,393
300 Hunter Lane                  Middletown, PA                    216           -           6,169
Fruehauf Building #6             Middletown, PA                      -           -           6,128
3380 Susquehanna Trail North        York, PA                       450       2,550             137
495 East Locust Lane                York, PA                       810       4,590             237
350 Old Silver Spring Road     Mechanicsburg, PA                   510       2,890           4,073
4500 Westport Drive            Mechanicsburg, PA                   690       3,910             257
41 Weaver Road                     Denver, PA                      501      14,171           5,228

CHICAGO
-------
720-730 Landwehr Road            Northbrook, IL       (d)          521       2,985               9
3170-3190 MacArthur Boulevard    Northbrook, IL       (d)          370       2,126             236
20W201 101st Street                Lemont, IL         (d)          967       5,554             432
280-296 Palatine Road             Wheeling, IL        (d)          305       1,735             251
1330 West 43rd Street             Chicago, IL                      369       1,464             527
2300 Hammond Drive               Schaumburg, IL                    442       1,241             525
6500 North Lincoln Avenue       Lincolnwood, IL                    613       1,336           1,748
3600 West Pratt Avenue          Lincolnwood, IL                  1,050       5,767             503
917 North Shore Drive            Lake Bluff, IL                    556       3,212              48
6750 South Sayre Avenue         Bedford Park, IL                   224       1,309              46
585 Slawin Court               Mount Prospect, IL                  611       3,505               1
2300 Windsor Court                Addison, IL                      688       3,943             260
3505 Thayer Court                  Aurora, IL                      430       2,472              17
3600 Thayer Court                  Aurora, IL                      636       3,645             178
736-776 Industrial Drive          Elmhurst, IL                     349       1,994             601
5310-5352 East Avenue           Countryside, IL                    382       2,036             544
12330-12358 South Latrobe          Alsip, IL                       381       2,067             227
480 East 14th St.              Chicago Heights, IL                 620       3,430              27
305-311 Era Drive                Northbrook, IL                    200       1,154             144
700-714 Landwehr Road            Northbrook, IL                    357       2,052             207
4330 South Racine Avenue          Chicago, IL                      448       1,893             239
13040 S. Crawford Ave.             Alsip, IL                     1,073       6,193              24
12241 Melrose Street           Franklin Park, IL                   332       1,931           1,072
3150-3160 MacArthur Boulevard    Northbrook, IL       (c)          439       2,518              21
2101-2125 Gardner Road           Broadview, IL        (c)        1,177       6,818             110
365 North Avenue                Carol Stream, IL      (c)        1,208       6,961              81
2942 MacArthur Boulevard         Northbrook, IL       (c)          315       1,803             232
7200 S Leamington               Bedford Park, IL                   798       4,595             642
12301-12325 S Laramie Ave          Alsip, IL                       650       3,692             424
6300 W Howard Street               Niles, IL                       743       4,208             328
301 Hintz                         Wheeling, IL                     160         905              71
301 Alice                         Wheeling, IL                     218       1,236              58
410 W 169th Street             South Holland, IL                   462       2,618             136
1001 Commerce Court            Buffalo Grove, IL                   615       3,485             122
11939 S Central Avenue             Alsip, IL                     1,208       6,843             141
405 East Shawmut                 La Grange, IL                     368       2,083             104
2201 Lunt                      Elk Grove Village, IL               469       2,656           1,325
1010-50 Sesame Street           Bensenville, IL       (h)          979       5,546             226
5555 West 70th Place            Bedford Park, IL                   146         829              89
3200-3250 South St. Louis (p)     Chicago, IL                      110         625             964
3110-3130 South St. Louis         Chicago, IL                      115         650              64
7301 South Hamlin                 Chicago, IL                      149         846             339
7401 South Pulaski                Chicago, IL                      664       3,763             655
3900 West 74th Street             Chicago, IL                      137         778             204
7501 S. Pulaski                   Chicago, IL                      360       2,038             148
396 Fenton Lane                 West Chicago, IL                   202       1,143              41
400 Wegner Drive                West Chicago, IL                    65         367              31




                                             GROSS AMOUNT CARRIED
                                            AT CLOSE OF PERIOD 12/31/98
                                    ----------------------------------     ACCUMULATED
                                            BUILDING AND                 DEPRECIATION  YEAR BUILT/ DEPRECIABLE
BUILDING ADDRESS                      LAND  IMPROVEMENTS     TOTAL         12/31/98     RENOVATED   LIVES (YEARS)
----------------                      ----  ------------     -----         --------     ----------  -------------

6345 Flank Drive                       587       4,771        5,358          1,239        1989          (v)
6360 Flank Drive                       359       3,040        3,399            825        1988          (v)
6380 Flank Drive                       234       1,990        2,224            501        1991          (v)
6400 Flank Drive                       281       2,472        2,753            649        1992          (v)
6405 Flank Drive                       313       2,626        2,939            649        1991          (v)
7125 Grayson Road                    1,514       8,785       10,299          1,035        1991          (v)
7253 Grayson Road                      894       5,188        6,082            614        1990          (v)
5020 Louise Drive                      716       2,764        3,480            326        1995          (v)
7195 Grayson                           479       2,850        3,329            290        1994          (v)
400 First Street                       192       2,503        2,695            203     1963-1965        (v)
401 First Street                       563       7,303        7,866            587     1963-1965        (v)
500 Industrial Lane                    133       1,597        1,730            128     1963-1965        (v)
600 Hunter Lane                        191       4,393        4,584            183        (m)           (v)
300 Hunter Lane                        216       6,169        6,385            227        (m)           (v)
Fruehauf Building #6                     -       6,128        6,128             58        1998          (v)
3380 Susquehanna Trail North           467       2,670        3,137            122        1990          (v)
495 East Locust Lane                   838       4,799        5,637            219        1993          (v)
350 Old Silver Spring Road             542       6,931        7,473            166        1968          (v)
4500 Westport Drive                    727       4,130        4,857            163        1996          (v)
41 Weaver Road                       2,530      17,370       19,900            440        1974          (v)

CHICAGO
-------
720-730 Landwehr Road                  521       2,994        3,515            337        1978          (v)
3170-3190 MacArthur Boulevard          370       2,362        2,732            280        1978          (v)
20W201 101st Street                    968       5,985        6,953            829        1988          (v)
280-296 Palatine Road                  310       1,981        2,291            199        1978          (v)
1330 West 43rd Street                  375       1,985        2,360          1,144        1977          (v)
2300 Hammond Drive                     444       1,764        2,208          1,197        1970          (v)
6500 North Lincoln Avenue              625       3,072        3,697          1,137      1965/88         (v)
3600 West Pratt Avenue               1,050       6,270        7,320            741      1953/88         (v)
917 North Shore Drive                  556       3,260        3,816            385        1974          (v)
6750 South Sayre Avenue                224       1,355        1,579            162        1975          (v)
585 Slawin Court                       611       3,506        4,117            394        1992          (v)
2300 Windsor Court                     688       4,203        4,891            660        1986          (v)
3505 Thayer Court                      430       2,489        2,919            285        1989          (v)
3600 Thayer Court                      636       3,823        4,459            452        1989          (v)
736-776 Industrial Drive               349       2,595        2,944            355        1975          (v)
5310-5352 East Avenue                  382       2,580        2,962            339        1975          (v)
12330-12358 South Latrobe              381       2,294        2,675            290        1975          (v)
480 East 14th St.                      620       3,457        4,077             65        1958          (v)
305-311 Era Drive                      205       1,293        1,498            164        1978          (v)
700-714 Landwehr Road                  357       2,259        2,616            265        1978          (v)
4330 South Racine Avenue               468       2,112        2,580          1,277        1978          (v)
13040 S. Crawford Ave.               1,073       6,217        7,290            674        1976          (v)
12241 Melrose Street                   469       2,866        3,335            324        1969          (v)
3150-3160 MacArthur Boulevard          429       2,549        2,978            288        1978          (v)
2101-2125 Gardner Road               1,228       6,877        8,105            744      1950/69         (v)
365 North Avenue                     1,208       7,042        8,250            749        1969          (v)
2942 MacArthur Boulevard               311       2,039        2,350            215        1979          (v)
7200 S Leamington                      818       5,217        6,035            377        1950          (v)
12301-12325 S Laramie Ave              659       4,107        4,766            311        1975          (v)
6300 W Howard Street                   782       4,497        5,279            341     1956/1964        (v)
301 Hintz                              167         969        1,136             72        1960          (v)
301 Alice                              225       1,287        1,512             96        1965          (v)
410 W 169th Street                     476       2,740        3,216            193        1974          (v)
1001 Commerce Court                    626       3,596        4,222            168        1989          (v)
11939 S Central Avenue               1,224       6,968        8,192            294        1972          (v)
405 East Shawmut                       379       2,176        2,555             86        1965          (v)
2201 Lunt                              560       3,890        4,450            136        1963          (v)
1010-50 Sesame Street                1,003       5,748        6,751            179        1976          (v)
5555 West 70th Place                   157         907        1,064             28        1973          (v)
3200-3250 South St. Louis (p)          116       1,583        1,699             55        1968          (v)
3110-3130 South St. Louis              120         709          829             22        1968          (v)
7301 South Hamlin                      154       1,180        1,334             35        1975          (v)
7401 South Pulaski                     685       4,397        5,082            142        1975          (v)
3900 West 74th Street                  142         977        1,119             39        1975          (v)
7501 S. Pulaski                        326       2,220        2,546             64        1975          (v)
396 Fenton Lane                        205       1,181        1,386             30        1987          (v)
400 Wegner Drive                        67         396          463             11        1988          (v)






                                                                                                     COSTS
                                                                                 (b)              CAPITALIZED
                                                                             INITIAL COST       SUBSEQUENT TO
                                        LOCATION          (a)            --------------------     ACQUISITION
BUILDING ADDRESS                      (CITY/STATE)     ENCUMBRANCES       LAND      BUILDINGS   OR COMPLETION
----------------                      ------------     ------------      -----      ---------   -------------
450 Fenton Lane                       West Chicago, IL                    195       1,106             31
1275 Roosevelt Road                   West Chicago, IL                    372       2,110             52
385 Fenton Lane                       West Chicago, IL                    868       4,918            106
505 Wegner Drive                      West Chicago, IL                     91         514             22
335 Crossroad Parkway                 Bolingbrook, IL                   1,560       8,840            346
10435 Seymour Avenue                 Franklin Park, IL                    181       1,024             78
905 Paramount                           Batavia, IL                       243       1,375            244
1005 Paramount                          Batavia, IL                       282       1,600            445
34-45 Lake Street                      Northlake, IL                      440       2,491            124
2120-24 Roberts                        Broadview, IL                      220       1,248             62
4309 South Morgan Street                Chicago, IL                       750       4,150            222
405-17 University Drive              Arlington Hgts, IL                   265       1,468             66

CINCINNATI
----------
9900-9970 Princeton                    Cincinnati, OH          (e)        545       3,088            863
2940 Highland Avenue                   Cincinnati, OH          (e)      1,717       9,730            761
4700-4750 Creek Road                   Cincinnati, OH          (e)      1,080       6,118            316
4860 Duff Drive                        Cincinnati, OH                      67         378             13
4866 Duff Drive                        Cincinnati, OH                      67         379             10
4884 Duff Drive                        Cincinnati, OH                     104         591             17
4890 Duff Drive                        Cincinnati, OH                     104         592             21
9636-9643 Interocean Drive             Cincinnati, OH                     123         695             75
7600 Empire Drive                       Florence, KY                      900       5,100            120
12072 Best Place                       Springboro, OH                     426           -          3,104
901 Pleasant Valley Drive              Springboro, OH                     304       1,721            149


CLEVELAND
---------
6675 Parkland Blvd                     Cleveland, OH                      548       3,103            172
21510-21600 Alexander Road (q)          Oakwood, OH                       509       2,883            156
5405 & 5505 Valley Belt Road  (p)     Independence, OH                    371       2,101            200
10145 Philipp Parkway                 Streetsboro, OH                     334       1,891             59
4410 Hamann                            Willoughby, OH                     138         782             82

COLUMBUS
--------
6911 Americana Parkway                  Columbus, OH                      314       1,777            127
3800 Lockbourne Industrial Parkway      Columbus, OH                    1,133       6,421             43
3880 Groveport Road                     Columbus, OH                    2,145      12,154            445
1819 North Walcutt Road                 Columbus, OH                      810       4,590            185
4300 Cemetery Road                      Hilliard, OH                    1,103       6,248            215
4115 Leap Road (p)                      Hilliard, OH                      758       4,297            104
3300 Lockbourne                         Columbus, OH                      708       3,920             55

DALLAS
------
1275-1281 Roundtable Drive               Dallas, TX                       148         839             84
2406-2416 Walnut Ridge                   Dallas, TX                       178       1,006             44
12750 Perimiter Drive                    Dallas, TX                       638       3,618            160
1324-1343 Roundtable Drive               Dallas, TX                       178       1,006             47
1405-1409 Avenue II East             Grand Prairie, TX                    118         671            110
2651-2677 Manana                         Dallas, TX                       266       1,510             71
2401-2419 Walnut Ridge                   Dallas, TX                       148         839             38
4248-4252 Simonton                   Farmers Ranch, TX                    888       5,032            233
900-906 Great Southwest Pkwy           Arlington, TX                      237       1,342             62
2179 Shiloh Road                        Garland, TX                       251       1,424             41
2159 Shiloh Road                        Garland, TX                       108         610             19
2701 Shiloh Road                        Garland, TX                       818       4,636            742
12784 Perimeter Drive (q)                Dallas, TX                       350       1,986             96
3000 West Commerce                       Dallas, TX                       456       2,584            116
3030 Hansboro                            Dallas, TX                       266       1,510             86
5222 Cockrell Hill                       Dallas, TX                       296       1,677             79
405-407 113th                          Arlington, TX                      181       1,026             33
816 111th Street                       Arlington, TX                      251       1,421             56
1017-25 Jacksboro Highway              Fort Worth, TX                      97         537             40
7341 Dogwwod Park                    Richland Hills, TX                    79         435             33
7427 Dogwwod Park                    Richland Hills, TX                    96         532             40
7348-54 Tower Street                 Richland Hills, TX                    88         489             37
7370 Dogwwod Park                    Richland Hills, TX        (o)         91         503             37
7339-41 Tower Street                 Richland Hills, TX                    98         541             39
7437-45 Tower Street                 Richland Hills, TX                   102         563             41
7331-59 Airport Freeway              Richland Hills, TX                   354       1,958            126



                                                 GROSS AMOUNT CARRIED
                                                 AT CLOSE OF PERIOD 12/31/98
                                          -----------------------------------    ACCUMULATED
                                                     BUILDING AND               DEPRECIATION  YEAR BUILT/ DEPRECIABLE
BUILDING ADDRESS                            LAND     IMPROVEMENTS   TOTAL        12/31/98      RENOVATED   LIVES (YEARS)
----------------                            ----     ------------   -----        --------      ----------  -------------
450 Fenton Lane                              198        1,134        1,332          28             1990          (v)
1275 Roosevelt Road                          377        2,157        2,534          53             1986          (v)
385 Fenton Lane                              878        5,014        5,892         124             1990          (v)
505 Wegner Drive                              93          534          627          13             1988          (v)
335 Crossroad Parkway                      1,587        9,159       10,746         225             1996          (v)
10435 Seymour Avenue                         189        1,094        1,283          27             1967          (v)
905 Paramount                                250        1,612        1,862          36             1977          (v)
1005 Paramount                               291        2,036        2,327          42             1978          (v)
34-45 Lake Street                            452        2,603        3,055          64             1978          (v)
2120-24 Roberts                              227        1,303        1,530          33             1960          (v)
4309 South Morgan Street                     778        4,344        5,122          90             1975          (v)
405-17 University Drive                      266        1,533        1,799          25             1977          (v)

CINCINNATI
----------
9900-9970 Princeton                          566        3,930        4,496         276             1970          (v)
2940 Highland Avenue                       1,772       10,436       12,208         780           1969/1974       (v)
4700-4750 Creek Road                       1,109        6,405        7,514         450             1960          (v)
4860 Duff Drive                               68          390          458          21             1979          (v)
4866 Duff Drive                               68          388          456          20             1979          (v)
4884 Duff Drive                              107          605          712          31             1979          (v)
4890 Duff Drive                              107          610          717          33             1979          (v)
9636-9643 Interocean Drive                   125          768          893          44             1983          (v)
7600 Empire Drive                            915        5,205        6,120         173             1964          (v)
12072 Best Place                             443        3,087        3,530          34             1984          (v)
901 Pleasant Valley Drive                    313        1,861        2,174          42             1984          (v)


CLEVELAND
---------
6675 Parkland Blvd                           571        3,252        3,823         182             1991          (v)
21510-21600 Alexander Road (q)               526        3,022        3,548         101             1985          (v)
5405 & 5505 Valley Belt Road  (p)            385        2,287        2,672          79             1983          (v)
10145 Philipp Parkway                        342        1,942        2,284          61             1994          (v)
4410 Hamann                                  154          848        1,002          26             1975          (v)

COLUMBUS
--------
6911 Americana Parkway                       321        1,897        2,218         139             1980          (v)
3800 Lockbourne Industrial Parkway         1,130        6,467        7,597         379             1986          (v)
3880 Groveport Road                        2,165       12,579       14,744         720             1986          (v)
1819 North Walcutt Road                      830        4,755        5,585         206             1973          (v)
4300 Cemetery Road                         1,160        6,406        7,566         172             1968          (v)
4115 Leap Road (p)                           772        4,387        5,159          83             1977          (v)
3300 Lockbourne                              709        3,974        4,683          74             1964          (v)

DALLAS
------
1275-1281 Roundtable Drive                   153          918        1,071          24             1966          (v)
2406-2416 Walnut Ridge                       183        1,045        1,228          28             1978          (v)
12750 Perimiter Drive                        660        3,756        4,416         101             1979          (v)
1324-1343 Roundtable Drive                   184        1,047        1,231          28             1972          (v)
1405-1409 Avenue II East                     123          776          899          19             1969          (v)
2651-2677 Manana                             275        1,572        1,847          43             1966          (v)
2401-2419 Walnut Ridge                       153          872        1,025          24             1978          (v)
4248-4252 Simonton                           920        5,233        6,153         141             1973          (v)
900-906 Great Southwest Pkwy                 245        1,396        1,641          38             1972          (v)
2179 Shiloh Road                             256        1,460        1,716          39             1982          (v)
2159 Shiloh Road                             110          627          737          17             1982          (v)
2701 Shiloh Road                             923        5,273        6,196         144             1981          (v)
12784 Perimeter Drive (q)                    360        2,072        2,432          56             1981          (v)
3000 West Commerce                           469        2,687        3,156          72             1980          (v)
3030 Hansboro                                276        1,586        1,862          43             1971          (v)
5222 Cockrell Hill                           306        1,746        2,052          47             1973          (v)
405-407 113th                                185        1,055        1,240          28             1969          (v)
816 111th Street                             258        1,470        1,728          40             1972          (v)
1017-25 Jacksboro Highway                    103          571          674           2             1970          (v)
7341 Dogwwod Park                             84          463          547           2             1973          (v)
7427 Dogwwod Park                            102          566          668           2             1973          (v)
7348-54 Tower Street                          94          520          614           2             1978          (v)
7370 Dogwwod Park                             96          535          631           2             1987          (v)
7339-41 Tower Street                         104          574          678           2             1980          (v)
7437-45 Tower Street                         108          598          706           2             1977          (v)
7331-59 Airport Freeway                      372        2,066        2,438           9             1987          (v)




                                                                                                     COSTS
                                                                                 (b)              CAPITALIZED
                                                                             INITIAL COST       SUBSEQUENT TO
                                        LOCATION          (a)            --------------------     ACQUISITION
BUILDING ADDRESS                      (CITY/STATE)     ENCUMBRANCES       LAND      BUILDINGS   OR COMPLETION
----------------                      ------------     ------------      -----      ---------   -------------
7338-60 Dogwwod Park                 Richland Hills, TX                   106            587          43
7450-70 Dogwwod Park                 Richland Hills, TX        (o)        106            584          42
7423-49 Airport Freeway              Richland Hills, TX        (o)        293          1,621         148
7400 Whitehall Street                Richland Hills, TX                   109            603          43

DAYTON
------
6094-6104 Executive Blvd                 Dayton, OH                       181          1,025          75
6202-6220 Executive Blvd                 Dayton, OH                       268          1,521          99
6268-6294 Executive Blvd                 Dayton, OH                       255          1,444         106
5749-5753 Executive Blvd                 Dayton, OH                        50            282          81
6230-6266 Executive Blvd                 Dayton, OH                       271          1,534         131
2200-2224 Sandridge Road                Moriane, OH                       218          1,233         103
8119-8137 Uehling Lane                   Dayton, OH                       103            572          10

DENVER
------
7100 North Broadway - 1                  Denver, CO                       201          1,141         198
7100 North Broadway - 2                  Denver, CO                       203          1,150         112
7100 North Broadway - 3                  Denver, CO                       139            787          41
7100 North Broadway - 5                  Denver, CO                       180          1,018          65
7100 North Broadway - 6                  Denver, CO                       269          1,526          64
10691 East Bethany Drive                 Aurora, CO                       186          1,054          32
20100 East 32nd Avenue Parkway           Aurora, CO                       333          1,888         295
15700-15820 West 6th Avenue              Golden, CO                       333          1,887          44
12850-15884 West 6th Avenue              Golden, CO                       201          1,139          24
5454 Washington                          Denver, CO                       154            873          38
5801 West 6th Avenue                    Lakewood, CO                       74            418          (4)
5805 West 6th Avenue                    Lakewood, CO                       97            549          39
5815 West 6th Avenue                    Lakewood, CO                       99            560           9
5825 West 6th Avenue                    Lakewood, CO                       99            559          10
5835 West 6th Avenue                    Lakewood, CO                       97            552          11
525 East 70th Street                     Denver, CO                        68            384           8
565 East 70th Street                     Denver, CO                       169            960          25
605 East 70th Street                     Denver, CO                       192          1,089          28
625 East 70th Street                     Denver, CO                       136            768          20
665 East 70th Street                     Denver, CO                       136            768          28
700 West 48th Street                     Denver, CO                       302          1,711          78
702 West 48th Street                     Denver, CO                       135            763          88
800 East 73rd                            Denver, CO                       225          1,273          16
850 East 73rd                            Denver, CO                       177          1,005          12
6425 North Washington                    Denver, CO                       374          2,118          48
3370 North Peoria Street                 Aurora, CO                       163            924         144
3390 North Peoria Street                 Aurora, CO                       145            822          25
3508-3538 North Peoria Street            Aurora, CO                       260          1,472          58
3568 North Peoria Street                 Aurora, CO                       222          1,260          56
3350 Peoria                              Aurora, CO                       215          1,216         174
4785 Elati                               Denver, CO                       173            981          20
4770 Fox Street                          Denver, CO                       132            750          17
1550 W. Evans                            Denver, CO                       388          2,200          66
12401-41 East 37th Ave                   Denver, CO                       129            732          21
3751-71 Revere Street                    Denver, CO                       262          1,486          43
3871 Revere                              Denver, CO                       361          2,047          58
5454 Havana Street                       Denver, CO                       204          1,156          25
5500 Havana Street                       Denver, CO                       167            946          20
4570 Ivy Street                          Denver, CO                       219          1,239          18
5855 Stapleton Drive North               Denver, CO                       288          1,630          29
5885 Stapleton Drive North               Denver, CO                       376          2,129          48
5200-5280 North Broadway                 Denver, CO                       169            960          92
5977-5995 North Broadway                 Denver, CO                       268          1,518          39
2952-5978 North Broadway                 Denver, CO                       414          2,346          72
6400 North Broadway                      Denver, CO                       318          1,804          55
875 Parfer Street                       Lakewood, CO                      288          1,633          39
4721 Ironton Street                      Denver, CO                       232          1,313          37
833 Parfer Street                       Lakewood, CO                      196          1,112          31
11005 West 8th Avenue                   Lakewood, CO                      102            580          15
7100 North Broadway - 7                  Denver, CO                       215          1,221         108
7100 North Broadway - 8                  Denver, CO                        79            448          35
6804 East 48th Avenue                    Denver, CO                       253          1,435          29
445 Bryant Street                        Denver, CO                     1,831         10,219          46
East 47th Drive - A                      Denver, CO                       474          2,689         397
Centenial Airport Business Pk.           Denver, CO                       640          3,629         124




                                                 GROSS AMOUNT CARRIED
                                                 AT CLOSE OF PERIOD 12/31/98
                                          -----------------------------------    ACCUMULATED
                                                     BUILDING AND               DEPRECIATION  YEAR BUILT/ DEPRECIABLE
BUILDING ADDRESS                            LAND     IMPROVEMENTS   TOTAL        12/31/98      RENOVATED   LIVES (YEARS)
----------------                            ----     ------------   -----        --------      ----------  -------------
7338-60 Dogwwod Park                         112          624          736           3            1978          (v)
7450-70 Dogwwod Park                         112          620          732           3            1985          (v)
7423-49 Airport Freeway                      308        1,754        2,062           7            1985          (v)
7400 Whitehall Street                        115          640          755           3            1994          (v)

DAYTON
------
6094-6104 Executive Blvd                     187        1,094        1,281          70            1975          (v)
6202-6220 Executive Blvd                     275        1,613        1,888         104            1976          (v)
6268-6294 Executive Blvd                     262        1,543        1,805          99            1989          (v)
5749-5753 Executive Blvd                      53          360          413          27            1975          (v)
6230-6266 Executive Blvd                     281        1,655        1,936          98            1979          (v)
2200-2224 Sandridge Road                     226        1,328        1,554          62            1983          (v)
8119-8137 Uehling Lane                       105          580          685           4            1978          (v)

DENVER
------
7100 North Broadway - 1                      215        1,325        1,540          46            1978          (v)
7100 North Broadway - 2                      204        1,261        1,465          37            1978          (v)
7100 North Broadway - 3                      140          827          967          27            1978          (v)
7100 North Broadway - 5                      178        1,085        1,263          46            1978          (v)
7100 North Broadway - 6                      271        1,588        1,859          53            1978          (v)
10691 East Bethany Drive                     188        1,084        1,272          33            1979          (v)
20100 East 32nd Avenue Parkway               337        2,179        2,516         116            1997          (v)
15700-15820 West 6th Avenue                  337        1,927        2,264          60            1978          (v)
12850-15884 West 6th Avenue                  206        1,158        1,364          37            1978          (v)
5454 Washington                              156          909        1,065          31            1985          (v)
5801 West 6th Avenue                          72          416          488          13            1980          (v)
5805 West 6th Avenue                          99          586          685          18            1980          (v)
5815 West 6th Avenue                          99          569          668          18            1980          (v)
5825 West 6th Avenue                          99          569          668          18            1980          (v)
5835 West 6th Avenue                          98          562          660          17            1980          (v)
525 East 70th Street                          69          391          460          12            1985          (v)
565 East 70th Street                         171          983        1,154          31            1985          (v)
605 East 70th Street                         194        1,115        1,309          36            1985          (v)
625 East 70th Street                         137          787          924          25            1985          (v)
665 East 70th Street                         137          795          932          24            1985          (v)
700 West 48th Street                         307        1,784        2,091          55            1984          (v)
702 West 48th Street                         139          847          986          37            1984          (v)
800 East 73rd                                224        1,290        1,514          34            1984          (v)
850 East 73rd                                177        1,017        1,194          26            1984          (v)
6425 North Washington                        383        2,157        2,540          54            1983          (v)
3370 North Peoria Street                     163        1,068        1,231          31            1978          (v)
3390 North Peoria Street                     147          845          992          27            1978          (v)
3508-3538 North Peoria Street                264        1,526        1,790          51            1978          (v)
3568 North Peoria Street                     225        1,313        1,538          49            1978          (v)
3350 Peoria                                  217        1,388        1,605          41            1978          (v)
4785 Elati                                   175          999        1,174          31            1972          (v)
4770 Fox Street                              134          765          899          24            1972          (v)
1550 W. Evans                                395        2,259        2,654          71            1975          (v)
12401-41 East 37th Ave                       131          751          882          24            1980          (v)
3751-71 Revere Street                        267        1,524        1,791          47            1980          (v)
3871 Revere                                  368        2,098        2,466          65            1980          (v)
5454 Havana Street                           207        1,178        1,385          37            1980          (v)
5500 Havana Street                           169          964        1,133          30            1980          (v)
4570 Ivy Street                              221        1,255        1,476          39            1985          (v)
5855 Stapleton Drive North                   290        1,657        1,947          52            1985          (v)
5885 Stapleton Drive North                   381        2,172        2,553          68            1985          (v)
5200-5280 North Broadway                     171        1,050        1,221          33            1977          (v)
5977-5995 North Broadway                     271        1,554        1,825          49            1978          (v)
2952-5978 North Broadway                     422        2,410        2,832          75            1978          (v)
6400 North Broadway                          325        1,852        2,177          58            1982          (v)
875 Parfer Street                            293        1,667        1,960          52            1975          (v)
4721 Ironton Street                          236        1,346        1,582          42            1969          (v)
833 Parfer Street                            199        1,140        1,339          35            1974          (v)
11005 West 8th Avenue                        104          593          697          18            1974          (v)
7100 North Broadway - 7                      217        1,327        1,544          41            1985          (v)
7100 North Broadway - 8                       80          482          562          15            1985          (v)
6804 East 48th Avenue                        256        1,461        1,717          46            1973          (v)
445 Bryant Street                          1,829       10,267       12,096         152            1960          (v)
East 47th Drive - A                          509        3,051        3,560          97            1997          (v)
Centenial Airport Business Pk.               642        3,751        4,393         147            1997          (v)



                                                                                      COSTS               GROSS AMOUNT CARRIED
                                                                     (b)           CAPITALIZED          AT CLOSE OF PERIOD 12/31/98
                                                               INITIAL COST         SUBSEQUENT TO     ------------------------------
                                 LOCATION           (a)      ------------------    ACQUISITION                BUILDING AND
BUILDING ADDRESS               (CITY/STATE)    ENCUMBRANCES  LAND     BUILDINGS    OR COMPLETION     LAND     IMPROVEMENTS   TOTAL
----------------               ------------    ------------  ----     ---------    -------------     ----     ------------   -----
9500 West 49th Street - A        Wheatridge, CO               432         2,448            19         434        2,465        2,899
9500 West 49th Street - B        Wheatridge, CO               235         1,330           (52)        226        1,287        1,513
9500 West 49th Street - C        Wheatridge, CO               602         3,409            17         600        3,428        4,028
9500 West 49th Street - D        Wheatridge, CO               271         1,537          (156)        246        1,406        1,652
8100 South Park Way - A          Littleton, CO                442         2,507           213         428        2,734        3,162
8100 South Park Way - B          Littleton, CO                103           582           137         104          718          822
8100 South Park Way - C          Littleton, CO                568         3,219            59         575        3,271        3,846
451-591 East 124th Avenue        Littleton, CO                386         2,188            41         391        2,224        2,615
14100 East Jewell                  Aurora, CO                 395         2,240            90         401        2,324        2,725
14190 East Jewell                  Aurora, CO                 199         1,126            48         201        1,172        1,373
608 Garrison Street               Lakewood, CO                265         1,501            56         267        1,555        1,822
610 Garrison Street               Lakewood, CO                264         1,494            74         265        1,567        1,832
1111 West Evans (A&C)              Denver, CO                 233         1,321            31         236        1,349        1,585
1111 West Evans (B)                Denver, CO                  30           169             3          30          172          202
15000 West 6th Avenue              Golden, CO                 913         5,174           122         917        5,292        6,209
14998 West 6th Avenue Bldg E       Golden, CO                 565         3,199            73         568        3,269        3,837
14998 West 6th Avenue Bldg F     Englewood, CO                269         1,525            17         271        1,540        1,811
12503 East Euclid Drive            Denver, CO               1,219         6,905           149       1,229        7,044        8,273
6547 South Racine Circle           Denver, CO                 748         4,241           199         753        4,435        5,188
7800 East Iliff Avenue             Denver, CO                 196         1,110            29         198        1,137        1,335
2369 South Trenton Way             Denver, CO                 292         1,656            27         294        1,681        1,975
2370 South Trenton Way             Denver, CO                 200         1,132            83         201        1,214        1,415
2422 S. Trenton Way                Denver, CO                 241         1,364            83         243        1,445        1,688
2452 South Trenton Way             Denver, CO                 421         2,386            50         426        2,431        2,857
651 Topeka Way                     Denver, CO                 194         1,099            24         197        1,120        1,317
680 Atchinson Way                  Denver, CO                 194         1,099            24         197        1,120        1,317
8122 South Park Lane - A         Littleton, CO                394         2,232           157         398        2,385        2,783
8122 South Park Lane - B         Littleton, CO                186         1,054            38         188        1,090        1,278
1600 South Abilene                 Aurora, CO                 465         2,633            72         470        2,700        3,170
1620 South Abilene                 Aurora, CO                 268         1,520            52         270        1,570        1,840
1640 South Abilene                 Aurora, CO                 368         2,085            75         371        2,157        2,528
13900 East Florida Ave             Aurora, CO                 189         1,071            36         190        1,106        1,296
4301 South Federal Boulevard     Englewood, CO                237         1,341            58         239        1,397        1,636
14401-14492 East 33rd Place        Aurora, CO                 445         2,519           194         453        2,705        3,158
11701 East 53rd Avenue             Denver, CO                 416         2,355            56         422        2,405        2,827
5401 Oswego Street                 Denver, CO                 273         1,547           101         278        1,643        1,921
3811 Joliet                        Denver, CO                 735         4,166            92         746        4,247        4,993
2630 West 2nd Avenue               Denver, CO                  53           299             4          53          303          356
2650 West 2nd Avenue               Denver, CO                 221         1,252            26         223        1,276        1,499
14818 West 6th Avenue Bldg A       Golden, CO                 494         2,799            68         490        2,871        3,361
14828 West 6th Avenue Bldg B       Golden, CO                 519         2,942           152         523        3,090        3,613
12055 E. 49th Ave/4955 Peoria      Denver, CO                 298                          73         302        1,757        2,059
4940-4950 Paris                    Denver, CO                 152           861            33         154          892        1,046
4970 Paris                         Denver, CO                  95           537            12          96          548          644
5010 Paril                         Denver, CO                  89           505            13          91          516          607
7367 South Revere Parkway        Englewood, CO                926         5,124           158         934        5,274        6,208

DES MOINES
----------
1550 East Washington Avenue      Des Moines, IA               610         4,251           771         623        5,009        5,632
1600 East Washington Avenue      Des Moines, IA               209         1,557           165         221        1,710        1,931
4121 McDonald Avenue             Des Moines, IA               390         2,931           303         416        3,208        3,624
4141 McDonald Avenue             Des Moines, IA               706         5,518           647         787        6,084        6,871
4161 McDonald Avenue             Des Moines, IA               389         3,046           648         467        3,616        4,083
5701 NE 17th Street              Des Moines, IA               162           918           130         175        1,035        1,210
3100 Justin                      Des Moines, IA               139           772            11         140          782          922
3101 104th St.                   Des Moines, IA               142           788            10         143          797          940
3051 104th St.                   Des Moines, IA                70           388            30          70          418          488
2250 Delaware Ave.               Des Moines, IA               291         1,609           144         293        1,751        2,044

DETROIT
-------
2654 Elliott                        Troy, MI          (d)      57           334            82          57          416          473
1731 Thorncroft                     Troy, MI          (d)     331         1,904            25         331        1,929        2,260
1653 E. Maple                       Troy, MI          (d)     192         1,104           102         192        1,206        1,398
47461 Clipper                     Plymouth, MI        (d)     122           723           105         122          828          950
47522 Galleon                     Plymouth, MI        (d)      85           496            10          85          506          591
4150 Varsity Drive               Ann Arbor, MI        (d)     168           969            11         168          980        1,148
1330 Crooks Road                  Clawson, MI         (d)     234         1,348            15         234        1,363        1,597
12000 Merriman Road               Livonia, MI                 453         3,651         1,417         440        5,081        5,521
238 Executive Drive                 Troy, MI                   52           173           428         100          553          653
256 Executive Drive                 Troy, MI                   44           146           409          85          514          599

                                                       ACCUMULATED
                                                       DEPRECIATION   YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                                        12/31/98       RENOVATED    LIVES (YEARS)
----------------                                        --------      ----------    ------------
9500 West 49th Street - A                                    77         1997            (v)
9500 West 49th Street - B                                    42         1997            (v)
9500 West 49th Street - C                                   115         1997            (v)
9500 West 49th Street - D                                    49         1997            (v)
8100 South Park Way - A                                      99         1997            (v)
8100 South Park Way - B                                      47         1984            (v)
8100 South Park Way - C                                     102         1984            (v)
451-591 East 124th Avenue                                    69         1979            (v)
14100 East Jewell                                            72         1980            (v)
14190 East Jewell                                            36         1980            (v)
608 Garrison Street                                          50         1984            (v)
610 Garrison Street                                          50         1984            (v)
1111 West Evans (A&C)                                        42         1986            (v)
1111 West Evans (B)                                           5         1986            (v)
15000 West 6th Avenue                                       169         1985            (v)
14998 West 6th Avenue Bldg E                                105         1995            (v)
14998 West 6th Avenue Bldg F                                 48         1995            (v)
12503 East Euclid Drive                                     220         1986            (v)
6547 South Racine Circle                                    148         1996            (v)
7800 East Iliff Avenue                                       36         1983            (v)
2369 South Trenton Way                                       53         1983            (v)
2370 South Trenton Way                                       40         1983            (v)
2422 S. Trenton Way                                          44         1983            (v)
2452 South Trenton Way                                       76         1983            (v)
651 Topeka Way                                               28         1985            (v)
680 Atchinson Way                                            28         1985            (v)
8122 South Park Lane - A                                     73         1986            (v)
8122 South Park Lane - B                                     34         1986            (v)
1600 South Abilene                                           84         1986            (v)
1620 South Abilene                                           49         1986            (v)
1640 South Abilene                                           66         1986            (v)
13900 East Florida Ave                                       34         1986            (v)
4301 South Federal Boulevard                                 46         1997            (v)
14401-14492 East 33rd Place                                  84         1979            (v)
11701 East 53rd Avenue                                       75         1985            (v)
5401 Oswego Street                                           53         1985            (v)
3811 Joliet                                                   1         1977            (v)
2630 West 2nd Avenue                                          9         1970            (v)
2650 West 2nd Avenue                                         40         1970            (v)
14818 West 6th Avenue Bldg A                                 95         1985            (v)
14828 West 6th Avenue Bldg B                                102         1985            (v)
12055 E. 49th Ave/4955 Peoria                                44         1984            (v)
4940-4950 Paris                                              22         1984            (v)
4970 Paris                                                   14         1984            (v)
5010 Paril                                                   13         1984            (v)
7367 South Revere Parkway                                   108         1997            (v)

DES MOINES
----------
1550 East Washington Avenue                                 717         1987            (v)
1600 East Washington Avenue                                 204         1987            (v)
4121 McDonald Avenue                                        382         1977            (v)
4141 McDonald Avenue                                        723         1976            (v)
4161 McDonald Avenue                                        514         1979            (v)
5701 NE 17th Street                                          38         1968            (v)
3100 Justin                                                  15         1970            (v)
3101 104th St.                                               15         1970            (v)
3051 104th St.                                                8         1993            (v)
2250 Delaware Ave.                                           24         1975            (v)

DETROIT
-------
2654 Elliott                                                 47         1986            (v)
1731 Thorncroft                                             208         1969            (v)
1653 E. Maple                                               160         1990            (v)
47461 Clipper                                               159         1992            (v)
47522 Galleon                                                55         1990            (v)
4150 Varsity Drive                                          106         1986            (v)
1330 Crooks Road                                            149         1960            (v)
12000 Merriman Road                                       2,708         1975            (v)
238 Executive Drive                                         264         1973            (v)
256 Executive Drive                                         212         1974            (v)

                                                                                       COSTS             GROSS AMOUNT CARRIED
                                                                        (b)         CAPITALIZED        AT CLOSE OF PERIOD 12/31/98
                                                                  INITIAL COST       SUBSEQUENT TO   ------------------------------
                                      LOCATION         (a)      ------------------  ACQUISITION              BUILDING AND
BUILDING ADDRESS                    (CITY/STATE)  ENCUMBRANCES  LAND     BUILDINGS  OR COMPLETION    LAND    IMPROVEMENTS   TOTAL
----------------                    ------------  ------------  ----     ---------  -------------    ----    ------------   -----
301 Executive Drive                       Troy, MI                   71        293          521       133          752        885
449 Executive Drive                       Troy, MI                  125        425          836       218        1,168      1,386
501 Executive Drive                       Troy, MI                   71        236          586       129          764        893
645 Executive Drive                       Troy, MI                  184        940          360       234        1,250      1,484
451 Robbins Drive                         Troy, MI                   96        448          966       192        1,318      1,510
700 Stephenson Highway                    Troy, MI                  250        854        1,361       386        2,079      2,465
800 Stephenson Highway                    Troy, MI                  558      2,341        2,174       654        4,419      5,073
1150 Stephenson Highway                   Troy, MI                  178        966          316       200        1,260      1,460
1200 Stephenson Highway                   Troy, MI                  246      1,115          631       284        1,708      1,992
1035 Crooks Road                          Troy, MI                  114        414          544       143          929      1,072
1095 Crooks Road                          Troy, MI                  331      1,017          948       360        1,936      2,296
1416 Meijer Drive                         Troy, MI                   94        394          390       121          757        878
1624 Meijer Drive                         Troy, MI                  236      1,406          801       373        2,070      2,443
1972 Meijer Drive                         Troy, MI                  315      1,301          726       372        1,970      2,342
2112 Meijer Drive                         Troy, MI                  141        714          609       229        1,235      1,464
1621 Northwood Drive                      Troy, MI                   85        351        1,042       215        1,263      1,478
1707 Northwood Drive                      Troy, MI                   95        262        1,157       239        1,275      1,514
1749 Northwood Drive                      Troy, MI                  107        477          466       164          886      1,050
1788 Northwood Drive                      Troy, MI                   50        196          462       103          605        708
1821 Northwood Drive                      Troy, MI                  132        523          746       220        1,181      1,401
1826 Northwood Drive                      Troy, MI                   55        208          396       103          556        659
1864 Northwood Drive                      Troy, MI                   57        190          442       107          582        689
1902 Northwood Drive                      Troy, MI                  234        807        2,164       511        2,694      3,205
1921 Northwood Drive                      Troy, MI                  135        589        1,165       291        1,598      1,889
2230 Elliott Avenue                       Troy, MI                   46        174          419        95          544        639
2237 Elliott Avenue                       Troy, MI                   48        159          419        90          536        626
2277 Elliott Avenue                       Troy, MI                   48        188          438       104          570        674
2291 Elliott Avenue                       Troy, MI                   52        209          342        86          517        603
2451 Elliott Avenue                       Troy, MI                   78        319          840       164        1,073      1,237
2730 Research Drive                 Rochester Hills, MI             915      4,215          550       903        4,777      5,680
2791 Research Drive                 Rochester Hills, MI             557      2,731          296       560        3,024      3,584
2871 Research Drive                 Rochester Hills, MI             324      1,487          270       327        1,754      2,081
2911 Research Drive                 Rochester Hills, MI             505      2,136          382       504        2,519      3,023
3011 Research Drive                 Rochester Hills, MI             457      2,104          325       457        2,429      2,886
2870 Technology Drive               Rochester Hills, MI             275      1,262          235       279        1,493      1,772
2890 Technology Drive               Rochester Hills, MI             199        902          208       206        1,103      1,309
2900 Technology Drive               Rochester Hills, MI             214        977          494       219        1,466      1,685
2920 Technology Drive               Rochester Hills, MI             149        671          156       153          823        976
2930 Technology Drive               Rochester Hills, MI             131        594          383       138          970      1,108
2950 Technology Drive               Rochester Hills, MI             178        819          258       185        1,070      1,255
2960 Technology Drive               Rochester Hills, MI             281      1,277          243       283        1,518      1,801
23014 Commerce Drive                Farmington Hills, MI             39        203          125        56          311        367
23028 Commerce Drive                Farmington Hills, MI             98        507          357       125          837        962
23035 Commerce Drive                Farmington Hills, MI             71        355          179        93          512        605
23042 Commerce Drive                Farmintgon Hills, MI             67        277          330        89          585        674
23065 Commerce Drive                Farmington Hills, MI             71        408          143        93          529        622
23070 Commerce Drive                Farmington Hills, MI            112        442          660       125        1,089      1,214
23079 Commerce Drive                Farmington Hills, MI             68        301          181        79          471        550
23093 Commerce Drive                Farmington Hills, MI            211      1,024          762       295        1,702      1,997
23135 Commerce Drive                Farmington Hills, MI            146        701          229       158          918      1,076
23149 Commerce Drive                Farmington Hills, MI            266      1,005          464       274        1,461      1,735
23163 Commerce Drive                Farmington Hills, MI            111        513          243       138          729        867
23177 Commerce Drive                Farmington Hills, MI            175      1,007          515       254        1,443      1,697
23206 Commerce Drive                Farmington Hills, MI            125        531          627       137        1,146      1,283
23290 Commerce Drive                Farmington Hills, MI            124        707          643       210        1,264      1,474
23370 Commerce Drive                Farmington Hills, MI             59        233          165        66          391        457
24492 Indoplex Circle               Farmington Hills, MI             67        370          724       175          986      1,161
24528 Indoplex Circle               Farmington Hills, MI             91        536        1,082       263        1,446      1,709
31800 Plymouth Road - Building 1        Livonia, MI               3,415     19,481        2,400     3,417       21,879     25,296
31800 Plymouth Road - Building 2        Livonia, MI                 671      3,860          389       674        4,246      4,920
31800 Plymouth Road - Building 3        Livonia, MI                 322      1,869          154       324        2,021      2,345
31800 Plymouth Road - Building 6        Livonia, MI                 557      3,207          991       560        4,195      4,755
31800 Plymouth Road - Building 7        Livonia, MI                 139        832           10       141          840        981
21477 Bridge Street                    Southfield, MI               244      1,386          220       253        1,597      1,850
2965 Technology Drive               Rochester Hills, MI    (c)      964      2,277          123       964        2,400      3,364
1451 Lincoln Avenue                     Madison, MI        (c)      299      1,703          435       305        2,132      2,437
4400 Purks Drive                      Auburn Hills, MI     (c)      602      3,410        2,687       612        6,087      6,699
4177A Varsity Drive                    Ann Arbor, MI       (c)       90        536           78        90          614        704
6515 Cobb Drive                     Sterling Heights, MI   (c)      305      1,753          150       305        1,903      2,208
32450 N Avis Drive                  Madison Heights, MI             281      1,590           67       286        1,652      1,938


                                                       ACCUMULATED
                                                       DEPRECIATION   YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                                        12/31/98       RENOVATED    LIVES (YEARS)
----------------                                        --------      ----------    ------------
301 Executive Drive                                        338           1974            (v)
449 Executive Drive                                        531           1975            (v)
501 Executive Drive                                        244           1984            (v)
645 Executive Drive                                        646           1972            (v)
451 Robbins Drive                                          520           1975            (v)
700 Stephenson Highway                                     854           1978            (v)
800 Stephenson Highway                                   1,510           1979            (v)
1150 Stephenson Highway                                    458           1982            (v)
1200 Stephenson Highway                                    648           1980            (v)
1035 Crooks Road                                           373           1980            (v)
1095 Crooks Road                                           708           1986            (v)
1416 Meijer Drive                                          282           1980            (v)
1624 Meijer Drive                                          792           1984            (v)
1972 Meijer Drive                                          702           1985            (v)
2112 Meijer Drive                                          516           1980            (v)
1621 Northwood Drive                                       594           1977            (v)
1707 Northwood Drive                                       484           1983            (v)
1749 Northwood Drive                                       396           1977            (v)
1788 Northwood Drive                                       269           1977            (v)
1821 Northwood Drive                                       531           1977            (v)
1826 Northwood Drive                                       245           1977            (v)
1864 Northwood Drive                                       258           1977            (v)
1902 Northwood Drive                                     1,230           1977            (v)
1921 Northwood Drive                                       753           1977            (v)
2230 Elliott Avenue                                        258           1974            (v)
2237 Elliott Avenue                                        232           1974            (v)
2277 Elliott Avenue                                        251           1975            (v)
2291 Elliott Avenue                                        243           1974            (v)
2451 Elliott Avenue                                        423           1974            (v)
2730 Research Drive                                      1,679           1988            (v)
2791 Research Drive                                      1,005           1991            (v)
2871 Research Drive                                        582           1991            (v)
2911 Research Drive                                        865           1992            (v)
3011 Research Drive                                        854           1988            (v)
2870 Technology Drive                                      518           1988            (v)
2890 Technology Drive                                      363           1991            (v)
2900 Technology Drive                                      526           1992            (v)
2920 Technology Drive                                      264           1992            (v)
2930 Technology Drive                                      300           1991            (v)
2950 Technology Drive                                      357           1991            (v)
2960 Technology Drive                                      506           1992            (v)
23014 Commerce Drive                                       108           1983            (v)
23028 Commerce Drive                                       292           1983            (v)
23035 Commerce Drive                                       186           1983            (v)
23042 Commerce Drive                                       215           1983            (v)
23065 Commerce Drive                                       188           1983            (v)
23070 Commerce Drive                                       355           1983            (v)
23079 Commerce Drive                                       180           1983            (v)
23093 Commerce Drive                                       603           1983            (v)
23135 Commerce Drive                                       326           1986            (v)
23149 Commerce Drive                                       538           1985            (v)
23163 Commerce Drive                                       257           1986            (v)
23177 Commerce Drive                                       562           1986            (v)
23206 Commerce Drive                                       329           1985            (v)
23290 Commerce Drive                                       492           1980            (v)
23370 Commerce Drive                                       145           1980            (v)
24492 Indoplex Circle                                      443           1976            (v)
24528 Indoplex Circle                                      700           1976            (v)
31800 Plymouth Road - Building 1                         2,578          1968/89          (v)
31800 Plymouth Road - Building 2                           478          1968/89          (v)
31800 Plymouth Road - Building 3                           240          1968/89          (v)
31800 Plymouth Road - Building 6                           512          1968/89          (v)
31800 Plymouth Road - Building 7                            98          1968/89          (v)
21477 Bridge Street                                        173           1986            (v)
2965 Technology Drive                                      231           1995            (v)
1451 Lincoln Avenue                                        227           1967            (v)
4400 Purks Drive                                           352           1987            (v)
4177A Varsity Drive                                        114           1993            (v)
6515 Cobb Drive                                            193           1984            (v)
32450 N Avis Drive                                         121           1974            (v)

                                                                                       COSTS             GROSS AMOUNT CARRIED
                                                                        (b)         CAPITALIZED        AT CLOSE OF PERIOD 12/31/98
                                                                  INITIAL COST       SUBSEQUENT TO   -----------------------------
                                      LOCATION         (a)      ------------------  ACQUISITION              BUILDING AND
BUILDING ADDRESS                    (CITY/STATE)  ENCUMBRANCES  LAND     BUILDINGS  OR COMPLETION    LAND    IMPROVEMENTS   TOTAL
----------------                    ------------  ------------  ----     ---------  -------------    ----    ------------   -----
32200 N Avis Drive                 Madison Heights, MI            408        2,311          156       411        2,464      2,875
11813 Hubbard                          Livonia, MI                177        1,001           42       180        1,040      1,220
11866 Hubbard                          Livonia, MI                189        1,073           29       191        1,100      1,291
12050-12300 Hubbard  (p)               Livonia, MI                425        2,410          302       428        2,709      3,137
38200 Plymouth Road                    Livonia, MI              1,215            -        4,614     1,268        4,561      5,829
38220 Plymouth Road                    Livonia, MI                756            -        5,289       729        5,316      6,045
38300 Plymouth Road                    Livonia, MI                729            -        4,648       857        4,520      5,377
12707 Eckles Road                 Plymouth Township, MI           255        1,445          110       267        1,543      1,810
9300-9328 Harrison Rd                  Romulus, MI                147          834          126       154          953      1,107
9330-9358 Harrison Rd                  Romulus, MI                 81          456           96        85          548        633
28420-28448 Highland Rd                Romulus, MI                143          809          132       149          935      1,084
28450-28478 Highland Rd                Romulus, MI                 81          461          239        85          696        781
28421-28449 Highland Rd                Romulus, MI                109          617          196       114          808        922
28451-28479 Highland Rd                Romulus, MI                107          608          104       112          707        819
28825-28909 Highland Rd                Romulus, MI                 70          395          118        73          510        583
28933-29017 Highland Rd                Romulus, MI                112          634          124       117          753        870
28824-28908 Highland Rd                Romulus, MI                134          760          195       140          949      1,089
28932-29016 Highland Rd                Romulus, MI                123          694          229       128          918      1,046
9710-9734 Harrison Rd                  Romulus, MI                125          706          136       130          837        967
9740-9772 Harrison Rd                  Romulus, MI                132          749          186       138          929      1,067
9840-9868 Harrison Rd                  Romulus, MI                144          815          118       150          927      1,077
9800-9824 Harrison Rd                  Romulus, MI                117          664           93       123          751        874
29265-29285 Airport Dr                 Romulus, MI                140          794          169       147          956      1,103
29185-29225 Airport Dr                 Romulus, MI                140          792          235       146        1,021      1,167
29149-29165 Airport Dr                 Romulus, MI                216        1,225          260       226        1,475      1,701
29101-29115 Airport Dr                 Romulus, MI                130          738          222       136          954      1,090
29031-29045 Airport Dr                 Romulus, MI                124          704          102       130          800        930
29050-29062 Airport Dr                 Romulus, MI                127          718           96       133          808        941
29120-29134 Airport Dr                 Romulus, MI                161          912          159       168        1,064      1,232
29200-29214 Airport Dr                 Romulus, MI                170          963          257       178        1,212      1,390
9301-9339 Middlebelt Rd                Romulus, MI                124          703          114       130          811        941
21405 Trolley Industrial Drive         Taylor, MI                 758        4,293          185       778        4,458      5,236
26980 Trolley Industrial Drive         Taylor, MI                 450        2,550          131       463        2,668      3,131
12050-12200 Farmington Road            Livonia, MI                201        1,115           21       202        1,135      1,337
33200 Capitol Avenue                   Livonia, MI                236        1,309           82       237        1,390      1,627
32975 Capitol Avenue                   Livonia, MI                135          748           23       136          770        906
2725 S. Industrial Highway            Ann Arbor, MI               660        3,654          248       661        3,901      4,562
32920 Capitol Avenue                   Livonia, MI                 76          422           11        77          432        509
32940 Capitol Avenue                   Livonia, MI                 57          314           10        57          324        381
11862 Brookfield Avenue                Livonia, MI                 85          471           14        85          485        570
11923 Brookfield Avenue                Livonia, MI                120          665          351       120        1,016      1,136
11965 Brookfield Avenue                Livonia, MI                120          665           14       120          679        799
34005 Schoolcraft Road                 Livonia, MI                107          592           20       107          612        719
13405 Stark Road                       Livonia, MI                 46          254           14        46          268        314
1170 Chicago Road                       Troy, MI                  249        1,380           22       250        1,401      1,651
1200 Chicago Road                       Troy, MI                  268        1,483           24       268        1,507      1,775
450 Robbins Drive                       Troy, MI                  166          920           16       167          935      1,102
556 Robbins Drive                       Troy, MI                   59          329           11        60          339        399
1230 Chicago Road                       Troy, MI                  271        1,498           23       271        1,521      1,792
12886 Westmore Avenue                  Livonia, MI                190        1,050           32       190        1,082      1,272
12898 Westmore Avenue                  Livonia, MI                190        1,050           15       190        1,065      1,255
33025 Industrial Road                  Livonia, MI                 80          442           16        80          458        538
2002 Stephenson Highway                 Troy, MI                  179          994           18       180        1,011      1,191
47711 Clipper Street                Plymouth Twsp, MI             539        2,983           30       540        3,012      3,552
32975 Industrial Road                  Livonia, MI                160          887           38       161          924      1,085
32985 Industrial Road                  Livonia, MI                137          761           20       138          780        918
32995 Industrial Road                  Livonia, MI                160          887           13       161          899      1,060
12874 Westmore Avenue                  Livonia, MI                137          761           16       138          776        914
33067 Industrial Road                  Livonia, MI                160          887           27       161          913      1,074
1775 Bellingham                         Troy, MI                  344        1,902           23       344        1,925      2,269
1785 East Maple                         Troy, MI                   92          507           11        92          518        610
1807 East Maple                         Troy, MI                  321        1,775           22       321        1,797      2,118
9800 Chicago Road                       Troy, MI                  206        1,141           13       207        1,153      1,360
1840 Enterprise Drive              Rochester Hills, MI            573        3,170           26       573        3,196      3,769
1885 Enterprise Drive              Rochester Hills, MI            209        1,158           19       210        1,176      1,386
1935-55 Enterprise Drive           Rochester Hills, MI          1,285        7,144           20     1,287        7,162      8,449
5500 Enterprise Court                  Warren, MI                 675        3,737           44       676        3,780      4,456
5800 Enterprise Court                  Warren, MI                 202        1,117           14       202        1,131      1,333
750 Chicago Road                        Troy, MI                  323        1,790           23       324        1,812      2,136
800 Chicago Road                        Troy, MI                  283        1,567           25       284        1,591      1,875

                                                       ACCUMULATED
                                                       DEPRECIATION   YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                                        12/31/98       RENOVATED    LIVES (YEARS)
----------------                                        --------      ----------    ------------
32200 N Avis Drive                                        183            1973           (v)
11813 Hubbard                                              77            1979           (v)
11866 Hubbard                                              80            1979           (v)
12050-12300 Hubbard  (p)                                  243            1981           (v)
38200 Plymouth Road                                       210            1997           (v)
38220 Plymouth Road                                       108            1988           (v)
38300 Plymouth Road                                        98            1997           (v)
12707 Eckles Road                                          93            1990           (v)
9300-9328 Harrison Rd                                      52            1978           (v)
9330-9358 Harrison Rd                                      28            1978           (v)
28420-28448 Highland Rd                                    52            1979           (v)
28450-28478 Highland Rd                                    33            1979           (v)
28421-28449 Highland Rd                                    48            1980           (v)
28451-28479 Highland Rd                                    38            1980           (v)
28825-28909 Highland Rd                                    36            1981           (v)
28933-29017 Highland Rd                                    47            1982           (v)
28824-28908 Highland Rd                                    49            1982           (v)
28932-29016 Highland Rd                                    56            1982           (v)
9710-9734 Harrison Rd                                      61            1987           (v)
9740-9772 Harrison Rd                                      69            1987           (v)
9840-9868 Harrison Rd                                      52            1987           (v)
9800-9824 Harrison Rd                                      39            1987           (v)
29265-29285 Airport Dr                                     50            1983           (v)
29185-29225 Airport Dr                                     52            1983           (v)
29149-29165 Airport Dr                                     78            1984           (v)
29101-29115 Airport Dr                                     58            1985           (v)
29031-29045 Airport Dr                                     42            1985           (v)
29050-29062 Airport Dr                                     43            1986           (v)
29120-29134 Airport Dr                                     57            1986           (v)
29200-29214 Airport Dr                                     62            1985           (v)
9301-9339 Middlebelt Rd                                    44            1983           (v)
21405 Trolley Industrial Drive                            202            1971           (v)
26980 Trolley Industrial Drive                             88            1997           (v)
12050-12200 Farmington Road                                21            1973           (v)
33200 Capitol Avenue                                       25            1977           (v)
32975 Capitol Avenue                                       14            1978           (v)
2725 S. Industrial Highway                                 74            1997           (v)
32920 Capitol Avenue                                        8            1973           (v)
32940 Capitol Avenue                                        6            1971           (v)
11862 Brookfield Avenue                                     9            1972           (v)
11923 Brookfield Avenue                                    22            1973           (v)
11965 Brookfield Avenue                                    13            1973           (v)
34005 Schoolcraft Road                                     11            1981           (v)
13405 Stark Road                                            5            1980           (v)
1170 Chicago Road                                          26            1983           (v)
1200 Chicago Road                                          28            1984           (v)
450 Robbins Drive                                          17            1976           (v)
556 Robbins Drive                                           6            1974           (v)
1230 Chicago Road                                          28            1996           (v)
12886 Westmore Avenue                                      20            1981           (v)
12898 Westmore Avenue                                      20            1981           (v)
33025 Industrial Road                                       8            1980           (v)
2002 Stephenson Highway                                    19            1986           (v)
47711 Clipper Street                                       56            1996           (v)
32975 Industrial Road                                      18            1984           (v)
32985 Industrial Road                                      14            1985           (v)
32995 Industrial Road                                      17            1983           (v)
12874 Westmore Avenue                                      14            1984           (v)
33067 Industrial Road                                      17            1984           (v)
1775 Bellingham                                            36            1987           (v)
1785 East Maple                                            10            1985           (v)
1807 East Maple                                            34            1984           (v)
9800 Chicago Road                                          22            1985           (v)
1840 Enterprise Drive                                      60            1990           (v)
1885 Enterprise Drive                                      22            1990           (v)
1935-55 Enterprise Drive                                  134            1990           (v)
5500 Enterprise Court                                      71            1989           (v)
5800 Enterprise Court                                      21            1987           (v)
750 Chicago Road                                           34            1986           (v)
800 Chicago Road                                           30            1985           (v)

                                                                                                  COSTS
                                                                                (b)             CAPITALIZED
                                                                            INITIAL COST        SUBSEQUENT TO
                                         LOCATION          (a)           ------------------      ACQUISITION
BUILDING ADDRESS                       (CITY/STATE)     ENCUMBRANCES     LAND     BUILDINGS    OR COMPLETION
----------------                       ------------     -------------   -----     ---------    --------------
850 Chicago Road                          Troy, MI                        183       1,016             14
2805 S. Industrial Highway             Ann Arbor, MI                      318       1,762             20
6833 Center Drive                   Sterling Heights, MI                  467       2,583            179
22731 Newman Street                     Dearborn, MI                      542       3,001             93
32201 North Avis Drive              Madison Heights, MI                   345       1,911             85
1100 East Mandoline Road            Madison Heights, MI                   888       4,915            197
30081 Stephenson Highway            Madison Heights, MI                   271       1,499            333
1120 John A. Papalas Drive (q)        Lincoln Park, MI                    586       3,241            198
36555 Ecorse                            Romulus, MI                       600           -          8,788
6340 Middlebelt                         Romulus, MI                       673           -          3,420

GRAND RAPIDS
3232 Kraft Avenue                     Grand Rapids, MI         (d)        810       4,792          1,330
8181 Logistics Drive                  Grand Rapids, MI         (d)        803       5,263            721
5062 Kendrick Court SE                Grand Rapids, MI         (d)        142         815             13
2 84th Street SW                      Grand Rapids, MI                    117         685            295
100 84th Street SW                    Grand Rapids, MI                    255       1,477            150
511 76th Street SW                    Grand Rapids, MI                    758       4,355            206
553 76th Street SW                    Grand Rapids, MI                     32         191            242
555 76th Street SW                    Grand Rapids, MI                    776       4,458             97
2925 Remico Avenue SW                 Grand Rapids, MI                    281       1,617             21
2935 Walkent Court NW                 Grand Rapids, MI                    285       1,663            202
3300 Kraft Avenue SE                  Grand Rapids, MI                    838       4,810            220
3366 Kraft Avenue SE                  Grand Rapids, MI                    833       4,780            625
4939 Starr Avenue                     Grand Rapids, MI                    117         681             29
5001 Kendrick Court SE                Grand Rapids, MI                    210       1,221            117
5050 Kendrick Court SE                Grand Rapids, MI                  1,721      11,433          4,569
5015 52nd Street SE                   Grand Rapids, MI                    234       1,321             35
5025 28th Street                      Grand Rapids, MI                     77         488             17
5079 33rd Street SE                   Grand Rapids, MI                    525       3,018            154
5333 33rd Street SE                   Grand Rapids, MI                    480       2,761             82
5130 Patterson Avenue SE              Grand Rapids, MI                    137         793             21
425 Gordon Industrial Court           Grand Rapids, MI         (c)        611       3,747          1,331
2851 Prairie Street                   Grand Rapids, MI         (c)        377       2,778            240
2945 Walkent Court                    Grand Rapids, MI         (c)        310       2,074            296
537 76th Street                       Grand Rapids, MI         (c)        255       1,456            330
3395 Kraft Avenue                     Grand Rapids, MI                    214       1,212             73
3427 Kraft Avenue                     Grand Rapids, MI                    157         892             56
4412 Coloma Road                         Coloma, MI                     1,391       7,700            715

HARTFORD
20 Utopia Road                         Manchester, CT                     113         703             71
50 Utopia Road                         Manchester, CT                     193       1,188             14
171 Utopia Road                        Manchester, CT                     174       1,076             13
135 Sheldon Road                       Manchester, CT                     247       1,488             89
169 Progress Road                      Manchester, CT                     339       2,056             20
227 Progress Drive                     Manchester, CT                      81         493              7
249 Progress Drive                     Manchester, CT                      89         562              8
428 Hayden Station Road                 Windsor, CT                       167       1,003             59
430 Hayden Station Road                 Windsor, CT                       238       1,415             13
436 Hayden Station Road                 Windsor, CT                       285       1,699             15
460 Hayden Station Road                 Windsor, CT                       212       1,264             (6)
345 MacCausland Court                   Cheshire, CT                      866           -          4,869

HOUSTON
2102-2314 Edwards Street                Houston, TX                       348       1,973             96
4545 Eastpark Drive                     Houston, TX                       235       1,331             56
3351 Ranch St                           Houston, TX                       272       1,541             84
3851 Yale St                            Houston, TX                       413       2,343            141
3337-3347 Ranch Street                  Houston, TX                       227       1,287             47
8505 N Loop East                        Houston, TX                       439       2,489            123
4749-4799 Eastpark Dr                   Houston, TX                       594       3,368            131
4851 Homestead Road                     Houston, TX                       491       2,782            147
3365-3385 Ranch Street                  Houston, TX                       284       1,611             48
5050 Campbell Road                      Houston, TX                       461       2,610             96
4300 Pine Timbers                       Houston, TX                       489       2,769            130
10600 Hampstead                         Houston, TX                       105         597             40
2300 Fairway Park Dr                    Houston, TX                        86         488             31
7969 Blakenship                         Houston, TX                       174         987             42
8001 Kempwood                           Houston, TX                        98         558             30


                                                       GROSS AMOUNT CARRIED
                                                   AT CLOSE OF PERIOD 12/31/98
                                                   -----------------------------         ACCUMULATED
                                                            BUILDING AND                 DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                                   LAND     IMPROVEMENTS   TOTAL           12/31/98     RENOVATED    LIVES(YEARS)
----------------                                  ------    -----------    -----         ------------  -----------   -----------

850 Chicago Road                                    184        1,029        1,213           19         1984            (v)
2805 S. Industrial Highway                          319        1,781        2,100           33         1990            (v)
6833 Center Drive                                   489        2,740        3,229           57         1998            (v)
22731 Newman Street                                 543        3,093        3,636           64         1985            (v)
32201 North Avis Drive                              347        1,994        2,341           41         1974            (v)
1100 East Mandoline Road                            891        5,109        6,000          105         1967            (v)
30081 Stephenson Highway                            272        1,831        2,103           33         1967            (v)
1120 John A. Papalas Drive (q)                      588        3,437        4,025           70         1985            (v)
36555 Ecorse                                        685        8,703        9,388          103         1998            (v)
6340 Middlebelt                                     833        3,260        4,093           40         1998            (v)

GRAND RAPIDS
3232 Kraft Avenue                                   874        6,058        6,932          715         1988            (v)
8181 Logistics Drive                                864        5,923        6,787          719         1990            (v)
5062 Kendrick Court SE                              142          828          970           98         1987            (v)
2 84th Street SW                                    117          980        1,097          133         1986            (v)
100 84th Street SW                                  255        1,627        1,882          204         1979            (v)
511 76th Street SW                                  758        4,561        5,319          582         1986            (v)
553 76th Street SW                                   32          433          465           56         1985            (v)
555 76th Street SW                                  776        4,555        5,331          529         1987            (v)
2925 Remico Avenue SW                               281        1,638        1,919          184         1988            (v)
2935 Walkent Court NW                               285        1,865        2,150          203         1991            (v)
3300 Kraft Avenue SE                                838        5,030        5,868          665         1987            (v)
3366 Kraft Avenue SE                                833        5,405        6,238          799         1987            (v)
4939 Starr Avenue                                   117          710          827           94         1985            (v)
5001 Kendrick Court SE                              210        1,338        1,548          153         1983            (v)
5050 Kendrick Court SE                            1,721       16,002       17,723        1,710         1988            (v)
5015 52nd Street SE                                 234        1,356        1,590          152         1987            (v)
5025 28th Street                                     77          505          582           99         1967            (v)
5079 33rd Street SE                                 525        3,172        3,697          350         1990            (v)
5333 33rd Street SE                                 480        2,843        3,323          357         1991            (v)
5130 Patterson Avenue SE                            137          814          951          100         1987            (v)
425 Gordon Industrial Court                         644        5,045        5,689          545         1990            (v)
2851 Prairie Street                                 445        2,950        3,395          351         1989            (v)
2945 Walkent Court                                  352        2,328        2,680          277         1993            (v)
537 76th Street                                     258        1,783        2,041          178         1987            (v)
3395 Kraft Avenue                                   220        1,279        1,499           26         1985            (v)
3427 Kraft Avenue                                   162          943        1,105           19         1985            (v)
4412 Coloma Road                                  1,465        8,341        9,806          172         1967            (v)

HARTFORD
20 Utopia Road                                      114          773          887           14         1989            (v)
50 Utopia Road                                      194        1,201        1,395           22         1987            (v)
171 Utopia Road                                     176        1,087        1,263           20         1987            (v)
135 Sheldon Road                                    248        1,576        1,824           33         1987            (v)
169 Progress Road                                   341        2,074        2,415           39         1987            (v)
227 Progress Drive                                   82          499          581            9         1986            (v)
249 Progress Drive                                   90          569          659           11         1985            (v)
428 Hayden Station Road                             168        1,061        1,229           20         1988            (v)
430 Hayden Station Road                             239        1,427        1,666           27         1987            (v)
436 Hayden Station Road                             286        1,713        1,999           32         1988            (v)
460 Hayden Station Road                             211        1,259        1,470           24         1985            (v)
345 MacCausland Court                             1,087        4,648        5,735           52         1998            (v)

HOUSTON
2102-2314 Edwards Street                            359        2,058        2,417           55         1961            (v)
4545 Eastpark Drive                                 240        1,382        1,622           37         1972            (v)
3351 Ranch St                                       278        1,619        1,897           43         1970            (v)
3851 Yale St                                        425        2,472        2,897           66         1971            (v)
3337-3347 Ranch Street                              233        1,328        1,561           36         1970            (v)
8505 N Loop East                                    449        2,602        3,051           69         1981            (v)
4749-4799 Eastpark Dr                               611        3,482        4,093           94         1979            (v)
4851 Homestead Road                                 504        2,916        3,420           79         1973            (v)
3365-3385 Ranch Street                              290        1,653        1,943           45         1970            (v)
5050 Campbell Road                                  470        2,697        3,167           73         1970            (v)
4300 Pine Timbers                                   499        2,889        3,388           79         1980            (v)
10600 Hampstead                                     109          633          742           17         1974            (v)
2300 Fairway Park Dr                                 89          516          605           14         1974            (v)
7969 Blakenship                                     179        1,024        1,203           28         1972            (v)
8001 Kempwood                                       101          585          686           16         1972            (v)


                                                                                                  COSTS
                                                                                (b)             CAPITALIZED
                                                                            INITIAL COST        SUBSEQUENT TO
                                         LOCATION          (a)           ------------------      ACQUISITION
BUILDING ADDRESS                       (CITY/STATE)     ENCUMBRANCES     LAND     BUILDINGS    OR COMPLETION
----------------                       ------------     -------------   -----     ---------    --------------
7901 Blankenship                        Houston, TX                       136         772             41
2500-2530 Fairway Park Drive            Houston, TX                       766       4,342            236
6550 Longpointe                         Houston, TX                       362       2,050             98
1815 Turning Basin Dr                   Houston, TX                       487       2,761            357
1819 Turning Basin Dr                   Houston, TX                       231       1,308            157
4545 Mossford Dr                        Houston, TX                       237       1,342             62
1805 Turning Basin Drive                Houston, TX                       564       3,197            429
7000 Empire Drive                       Houston, TX            (j)        450       2,552            454
9777 West Gulfbank Drive                Houston, TX            (j)      1,217       6,899            358

INDIANAPOLIS
------------
2900 N Shadeland Avenue               Indianapolis, IN         (e)      2,394      13,565          2,057
2400 North Shadeland                  Indianapolis, IN                    142         802             52
2402 North Shadeland                  Indianapolis, IN                    466       2,640            251
7901 West 21st Street                 Indianapolis, IN                  1,063       6,027            238
1445 Brookville Way                   Indianapolis, IN         (e)        459       2,603            319
1440 Brookville Way                   Indianapolis, IN         (e)        665       3,770            282
1240 Brookville Way                   Indianapolis, IN         (e)        247       1,402            218
1220 Brookville Way                   Indianapolis, IN         (e)        223          40             32
1345 Brookville Way                   Indianapolis, IN         (f)        586       3,321            325
1350 Brookville Way                   Indianapolis, IN         (e)        205       1,161             80
1315 Sadlier Circle E Dr              Indianapolis, IN         (f)         57         322             48
1341 Sadlier Circle E Dr              Indianapolis, IN         (f)        131         743             53
1322-1438 Sadlier Circle E Dr         Indianapolis, IN         (f)        145         822            114
1327-1441 Sadlier Circle E Dr         Indianapolis, IN         (f)        218       1,234            101
1304 Sadlier Circle E Dr              Indianapolis, IN         (f)         71         405             78
1402 Sadlier Circle E Dr              Indianapolis, IN         (f)        165         934             84
1504 Sadlier Circle E Dr              Indianapolis, IN         (f)        219       1,238             74
1311 Sadlier Circle E Dr              Indianapolis, IN         (f)         54         304             84
1365 Sadlier Circle E Dr              Indianapolis, IN         (f)        121         688            100
1352-1354 Sadlier Circle E Dr         Indianapolis, IN         (f)        178       1,008            126
1335 Sadlier Circle E Dr              Indianapolis, IN         (f)         81         460             57
1327 Sadlier Circle E Dr              Indianapolis, IN         (f)         52         295             25
1425 Sadlier Circle E Dr              Indianapolis, IN         (f)         21         117             24
1230 Brookville Way                   Indianapolis, IN         (e)        103         586             51
6951 E 30th St                        Indianapolis, IN                    256       1,449             95
6701 E 30th St                        Indianapolis, IN                     78         443             40
6737 E 30th St                        Indianapolis, IN                    385       2,181            147
1225 Brookville Way                   Indianapolis, IN                     60           -            397
6555 E 30th St                        Indianapolis, IN                    840       4,760            833
2432-2436 Shadeland                   Indianapolis, IN                    212       1,199            182
8402-8440 E 33rd St                   Indianapolis, IN                    222       1,260            146
8520-8630 E 33rd St                   Indianapolis, IN                    326       1,848            300
8710-8768 E 33rd St                   Indianapolis, IN                    175         993             94
3316-3346 N. Pagosa Court             Indianapolis, IN                    325       1,842            248
3331 Raton Court                      Indianapolis, IN                    138         802             43
4430 Airport Expressway               Indianapolis, IN                  1,068       6,789            902
6751 E 30th St                        Indianapolis, IN                    728       2,837            142
9200 East 146th Street                Noblesville, IN                     215       1,221            677
6575 East 30th Street                 Indianapolis, IN                    118           -          1,545
6585 East 30th Street                 Indianapolis, IN                    196           -          4,210

LONG ISLAND
-----------
1140 Motor Parkway                     Hauppauge, NY                    1,034       5,861            146
10 Edison Street                       Amityville, NY                     183       1,036             59
120 Secatogue Ave                     Farmingdale, NY                     375       2,123             59
100 Lauman Lane                        Hicksville, NY                     216       1,226             88
200 Finn Court                        Farmingdale, NY                     619       3,506            120
243 Dixon Avenue                       Amityville, NY                      93         527             50
717 Broadway Avenue                     Holbrook, NY                      790       4,474             67
725 Broadway                            Holbrook, NY                      643       3,644            167
270 Duffy Avenue                       Hicksville, NY                   1,305       7,393            219
280 Duffy Avenue                       Hicksville, NY                     478       2,707             25
575 Underhill Boulevard                 Syosset, NY                     2,714      15,382            320
5 Sidney Court                        Lindenhurst, NY                     148         840             49
7 Sidney Court                        Lindenhurst, NY                     172         975             32
450 Commack Road                       Deer Park, NY                      304       1,720             54
99 Layfayette Drive                     Syosset, NY                     1,607       9,106            144
65 East Bethpage Road                  Plainview, NY                      198       1,122             54
171 Milbar Boulevard                  Farmingdale, NY                     454       2,574            111

                                                      GROSS  AMOUNT CARRIED
                                                   AT CLOSE OF PERIOD 12/31/98
                                                  ------------------------------        ACCUMULATED
                                                            BUILDING AND                DEPRECIATION   YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                                   LAND     IMPROVEMENTS   TOTAL          12/31/98     RENOVATED     LIVES(YEARS)
----------------                                  ------    -----------    -----        ------------  -----------    -----------
7901 Blankenship                                  140          809          949               22          1972        (v)
2500-2530 Fairway Park Drive                      792        4,552        5,344              133          1974        (v)
6550 Longpointe                                   370        2,140        2,510               58          1980        (v)
1815 Turning Basin Dr                             531        3,074        3,605               82          1980        (v)
1819 Turning Basin Dr                             251        1,445        1,696               39          1980        (v)
4545 Mossford Dr                                  245        1,396        1,641               38          1975        (v)
1805 Turning Basin Drive                          616        3,574        4,190               96          1980        (v)
7000 Empire Drive                                 454        3,002        3,456               75          1980        (v)
9777 West Gulfbank Drive                        1,226        7,248        8,474              212          1980        (v)

INDIANAPOLIS
------------
2900 N Shadeland Avenue                         2,492       15,524       18,016            1,208        1957/1992     (v)
2400 North Shadeland                              149          847          996               32          1970        (v)
2402 North Shadeland                              490        2,867        3,357              112          1970        (v)
7901 West 21st Street                           1,079        6,249        7,328              204          1985        (v)
1445 Brookville Way                               476        2,905        3,381              222          1989        (v)
1440 Brookville Way                               685        4,032        4,717              282          1990        (v)
1240 Brookville Way                               258        1,609        1,867              147          1990        (v)
1220 Brookville Way                               226           69          295                5          1990        (v)
1345 Brookville Way                               601        3,631        4,232              261          1992        (v)
1350 Brookville Way                               211        1,235        1,446               87          1994        (v)
1315 Sadlier Circle E Dr                           61          366          427               26        1970/1992     (v)
1341 Sadlier Circle E Dr                          136          791          927               56        1971/1992     (v)
1322-1438 Sadlier Circle E D                      152          929        1,081               75        1971/1992     (v)
1327-1441 Sadlier Circle E D                      225        1,328        1,553              103          1992        (v)
1304 Sadlier Circle E Dr                           75          479          554               35        1971/1992     (v)
1402 Sadlier Circle E Dr                          171        1,012        1,183               72        1970/1992     (v)
1504 Sadlier Circle E Dr                          226        1,305        1,531               92        1971/1992     (v)
1311 Sadlier Circle E Dr                           57          385          442               45        1971/1992     (v)
1365 Sadlier Circle E Dr                          126          783          909               52        1971/1992     (v)
1352-1354 Sadlier Circle E D                      184        1,128        1,312               85        1970/1992     (v)
1335 Sadlier Circle E Dr                           85          513          598               36        1971/1992     (v)
1327 Sadlier Circle E Dr                           55          317          372               22        1971/1992     (v)
1425 Sadlier Circle E Dr                           23          139          162               10        1971/1992     (v)
1230 Brookville Way                               109          631          740               44          1995        (v)
6951 E 30th St                                    265        1,535        1,800              109          1995        (v)
6701 E 30th St                                     82          479          561               34          1992        (v)
6737 E 30th St                                    398        2,315        2,713              169          1995        (v)
1225 Brookville Way                                68          389          457               14          1997        (v)
6555 E 30th St                                    484        5,949        6,433              431        1969/1981     (v)
2432-2436 Shadeland                               230        1,363        1,593               84          1968        (v)
8402-8440 E 33rd St                               230        1,398        1,628               78          1977        (v)
8520-8630 E 33rd St                               336        2,138        2,474              129          1976        (v)
8710-8768 E 33rd St                               187        1,075        1,262               64          1979        (v)
3316-3346 N. Pagosa Court                         335        2,080        2,415              119          1977        (v)
3331 Raton Court                                  144          839          983               49          1979        (v)
4430 Airport Expressway                         1,238        7,521        8,759              449          1970        (v)
6751 E 30th St                                    741        2,966        3,707               89          1997        (v)
9200 East 146th Street                            224        1,889        2,113               28          1961        (v)
6575 East 30th Street                             128        1,535        1,663                8          1998        (v)
6585 East 30th Street                             196        4,210        4,406               14          1998        (v)

LONG ISLAND
-----------
1140 Motor Parkway                              1,039        6,002        7,041              300          1978        (v)
10 Edison Street                                  185        1,093        1,278               54          1971        (v)
120 Secatogue Ave                                 377        2,180        2,557              109          1957        (v)
100 Lauman Lane                                   218        1,312        1,530               67          1968        (v)
200 Finn Court                                    622        3,623        4,245              181          1965        (v)
243 Dixon Avenue                                   95          575          670               28          1978        (v)
717 Broadway Avenue                               794        4,537        5,331              228          1967        (v)
725 Broadway                                      647        3,807        4,454              190          1967        (v)
270 Duffy Avenue                                1,309        7,608        8,917              392          1956        (v)
280 Duffy Avenue                                  480        2,730        3,210              137          1956        (v)
575 Underhill Boulevard                         2,724       15,692       18,416              783          1967        (v)
5 Sidney Court                                    150          887        1,037               44          1962        (v)
7 Sidney Court                                    174        1,005        1,179               50          1964        (v)
450 Commack Road                                  306        1,772        2,078               89          1964        (v)
99 Layfayette Drive                             1,612        9,245       10,857              476          1964        (v)
65 East Bethpage Road                             199        1,175        1,374               62          1960        (v)
171 Milbar Boulevard                              457        2,682        3,139              137          1961        (v)


                                                                                                  COSTS
                                                                                (b)             CAPITALIZED
                                                                            INITIAL COST        SUBSEQUENT TO
                                         LOCATION          (a)           ------------------      ACQUISITION
BUILDING ADDRESS                       (CITY/STATE)     ENCUMBRANCES     LAND     BUILDINGS    OR COMPLETION
----------------                       ------------     -------------   -----     ---------    --------------
95 Horseblock Road                      Yaphank, NY                     1,313       7,439            326
151-171 East 2nd Street                Huntington, NY                     497       2,815             89
171-175 East 2nd Street                Huntington, NY                     493       2,792             68
35 Bloomingdale Road                   Hicksville, NY                     190       1,076             86
15-39 Tec Street                       Hicksville, NY                     164         930             48
100 Tec Street                         Hicksville, NY                     237       1,340             69
51-89 Tec Street                       Hicksville, NY                     207       1,171             42
502 Old Country Road                   Hicksville, NY                      95         536             16
80-98 Tec Street                       Hicksville, NY                     123         700             26
201-233 Park Avenue                    Hicksville, NY                     349       1,979             92
6851 Jericho Turnpike                   Syosset, NY                     1,570       8,896            465
One Fairchild Court                    Plainview, NY                      315       1,786             68
79 Express Street                      Plainview, NY                      417       2,363            122
92 Central Avenue                     Farmingdale, NY                     837       4,745             78
160 Engineer Drive                     Hicksville, NY                     148         836             38
260 Engineers Drive                    Hicksville, NY                     264       1,494             81
87-119 Engineers Dr (p)                Hicksville, NY                     181       1,023             51
950-970 South Broadway                 Hicksville, NY                     250       1,418            177
290 Duffy Avenue                       Hicksville, NY          (g)        383       2,171            262
185 Price Parkway                     Farmingdale, NY                     611       3,464             52
62 Alpha Plaza                         Hicksville, NY                     155         877             53
90 Alpha Plaza                         Hicksville, NY                     127         717             55
325 Duffy Avenue                       Hicksville, NY                     480       2,720             81
600 West John Street                   Hicksville, NY                     488       2,763          4,396
939 Motor Parkway                      Hauppauge, NY                      105         596             93
2070 5th Avenue                        Ronkonkoma, NY                     383       2,171             15
200 13th Avenue                        Ronkonkoma, NY                     313       1,776             48
100 13th Avenue                        Ronkonkoma, NY                     348       1,973             36
1 Comac Loop                           Ronkonkoma, NY                     348       1,973             43
80 13th Avenue                         Ronkonkoma, NY                     418       2,368             73
90 13th Avenue                         Ronkonkoma, NY                     383       2,171             56
33 Comac Loop                          Ronkonkoma, NY                     383       2,171             78
101-125 Comac Street                   Ronkonkoma, NY                     905       5,131             75
999 Stewart Avenue                    Garden City, NY                     293       1,658            124
360 Smith Street                      Farmingdale, NY                     334       1,851            207
700 Dibblee Drive                     Garden City, NY                   2,219      12,282            135
49 Mall Drive                          Hauppauge, NY                      343       5,220            955
275 Marcus Blvd                        Hauppauge, NY                      349       1,934            123

LOUISVILLE
----------
1251 Port Road                       Jeffersonville, IN                   858           -         12,035

MILWAUKEE
---------
N25 W23050 Paul Road                    Pewaukee, WI                      474       2,723             12
N25 W23255 Paul Road                Waukesha County, WI                   571       3,270              1
N27 W23293 Roundy Drive             Waukesha County, WI                   412       2,837              1
6523 N. Sydney Place                   Milwaukee, WI                      172         976            140
8800 W Bradley                         Milwaukee, WI                      375       2,125            134
1435 North 113th St                    Wauwatosa, WI                      300       1,699            366
11217-43 W. Becher St                  West Allis, WI                     148         841            118
2152 S 114th Street                    West Allis, WI                     326       1,846             97
4560 N. 124th Street                   Wauwatosa, WI                      118         667             84
Science Drive                          Sturtevant, WI                   1,255           -         18,795
12221 W. Feerick Street                Wauwatosa, WI                      210       1,190             81

MINNEAPOLIS
-----------
2700 Freeway Boulevard              Brooklyn Center, MN        (d)        392       2,318            424
6507-6545 Cecilia Circle              Bloomington, MN                     357       1,320            525
7830-7848 12th Avenue South           Bloomington, MN                     376       1,346            251
1275 Corporate Center Drive              Eagan, MN                         80         357             52
1279 Corporate Center Drive              Eagan, MN                        105         357             90
2815 Eagandale Boulevard                 Eagan, MN                         80         357            172
6201 West 111th Street                Bloomington, MN                   1,358       8,622          3,761
6403-6545 Cecilia Drive               Bloomington, MN                     366       1,363            529
6925-6943 Washington Avenue              Edina, MN                        117         504            705
6955-6973 Washington Avenue              Edina, MN                        117         486            410
7251-7279 Washington Avenue              Edina, MN                        129         382            431
7301-7329 Washington Avenue              Edina, MN                        174         391            496
7101 Winnetka Avenue North           Brooklyn Park, MN                  2,195       6,084          2,147
7600 Golden Triangle Drive            Eden Prairie, MN                    566       1,394          1,307

                                                 GROSS  AMOUNT CARRIED
                                              AT CLOSE OF PERIOD 12/31/98
                                             ------------------------------      ACCUMULATED
                                                       BUILDING AND              DEPRECIATION   YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                              LAND     IMPROVEMENTS    TOTAL       12/31/98     RENOVATED     LIVES(YEARS)
----------------                             ------    ------------    -----     ------------  -----------    -----------
95 Horseblock Road                           1,318        7,760        9,078          389          1971             (v)
151-171 East 2nd Street                        499        2,902        3,401          145          1968             (v)
171-175 East 2nd Street                        495        2,858        3,353          144          1969             (v)
35 Bloomingdale Road                           192        1,160        1,352           63          1962             (v)
15-39 Tec Street                               166          976        1,142           57          1965             (v)
100 Tec Street                                 238        1,408        1,646           70          1965             (v)
51-89 Tec Street                               208        1,212        1,420           69          1965             (v)
502 Old Country Road                            96          551          647           27          1965             (v)
80-98 Tec Street                               125          724          849           36          1965             (v)
201-233 Park Avenue                            351        2,069        2,420          106          1962             (v)
6851 Jericho Turnpike                        1,576        9,355       10,931          492          1969             (v)
One Fairchild Court                            318        1,851        2,169           95          1959             (v)
79 Express Street                              420        2,482        2,902          127          1972             (v)
92 Central Avenue                              841        4,819        5,660          241          1961             (v)
160 Engineer Drive                             149          873        1,022           43          1966             (v)
260 Engineers Drive                            266        1,573        1,839           81          1966             (v)
87-119 Engineers Dr (p)                        183        1,072        1,255           58          1966             (v)
950-970 South Broadway                         252        1,593        1,845           94          1966             (v)
290 Duffy Avenue                               385        2,431        2,816          133          1974             (v)
185 Price Parkway                              615        3,512        4,127          176          1969             (v)
62 Alpha Plaza                                 159          926        1,085           29          1968             (v)
90 Alpha Plaza                                 130          769          899           24          1969             (v)
325 Duffy Avenue                               488        2,793        3,281           75          1970             (v)
600 West John Street                           496        7,151        7,647          107          1955             (v)
939 Motor Parkway                              112          682          794           18          1977             (v)
2070 5th Avenue                                384        2,185        2,569           59          1975             (v)
200 13th Avenue                                318        1,819        2,137           50          1979             (v)
100 13th Avenue                                352        2,005        2,357           54          1979             (v)
1 Comac Loop                                   352        2,012        2,364           55          1980             (v)
80 13th Avenue                                 423        2,436        2,859           66          1983             (v)
90 13th Avenue                                 389        2,221        2,610           60          1982             (v)
33 Comac Loop                                  388        2,244        2,632           61          1983             (v)
101-125 Comac Street                           914        5,197        6,111          140          1985             (v)
999 Stewart Avenue                             305        1,770        2,075           36          1955             (v)
360 Smith Street                               342        2,050        2,392           40          1965             (v)
700 Dibblee Drive                            2,227       12,409       14,636          232          1965             (v)
49 Mall Drive                                  989        5,529        6,518          103          1986             (v)
275 Marcus Blvd                                365        2,041        2,406           13          1985             (v)

LOUISVILLE
----------
1251 Port Road                                 929       11,964       12,893           40          1998             (v)

MILWAUKEE
---------
N25 W23050 Paul Road                           474        2,735        3,209          307          1989             (v)
N25 W23255 Paul Road                           571        3,271        3,842          368          1987             (v)
N27 W23293 Roundy Drive                        412        2,838        3,250          318          1989             (v)
6523 N. Sydney Place                           176        1,112        1,288           85          1978             (v)
8800 W Bradley                                 388        2,246        2,634          144          1982             (v)
1435 North 113th St                            310        2,055        2,365          111          1993             (v)
11217-43 W. Becher St                          155          952        1,107           42          1979             (v)
2152 S 114th Street                            339        1,930        2,269           76          1980             (v)
4560 N. 124th Street                           129          740          869           29          1976             (v)
Science Drive                                1,412       18,638       20,050          381          1997             (v)
12221 W. Feerick Street                        221        1,260        1,481           47          1971             (v)

MINNEAPOLIS
-----------
2700 Freeway Boulevard                         415        2,719        3,134          376          1981             (v)
6507-6545 Cecilia Circle                       386        1,816        2,202          740          1981             (v)
7830-7848 12th Avenue South                    381        1,592        1,973          752          1978             (v)
1275 Corporate Center Drive                     93          396          489          139          1990             (v)
1279 Corporate Center Drive                    109          443          552          162          1990             (v)
2815 Eagandale Boulevard                        97          512          609          168          1990             (v)
6201 West 111th Street                       1,499       12,242       13,741        2,309          1987             (v)
6403-6545 Cecilia Drive                        395        1,863        2,258          792          1980             (v)
6925-6943 Washington Avenue                    237        1,089        1,326          565          1972             (v)
6955-6973 Washington Avenue                    207          806        1,013          502          1972             (v)
7251-7279 Washington Avenue                    182          760          942          460          1972             (v)
7301-7329 Washington Avenue                    193          868        1,061          731          1972             (v)
7101 Winnetka Avenue North                   2,228        8,198       10,426        3,089          1990             (v)
7600 Golden Triangle Drive                     615        2,652        3,267        1,079          1989             (v)

                                                                                                  COSTS
                                                                                (b)             CAPITALIZED
                                                                            INITIAL COST        SUBSEQUENT TO
                                         LOCATION          (a)           ------------------      ACQUISITION
BUILDING ADDRESS                       (CITY/STATE)     ENCUMBRANCES     LAND     BUILDINGS    OR COMPLETION
----------------                       ------------     -------------   -----     ---------    --------------
7850-7890 12th Avenue South           Bloomington, MN                     347       1,242            275
7900 Main Street Northeast              Fridley, MN                       480       1,604            626
7901 Beech Street Northeast             Fridley, MN                       405       1,554            621
9901 West 74th Street                 Eden Prairie, MN                    621       3,289          2,018
10175-10205 Crosstown Circle          Eden Prairie, MN                    132         686            108
11201 Hampshire Avenue South          Bloomington, MN                     495       1,035            854
12220-12222 Nicollet Avenue            Burnsville, MN                     105         425             47
12250-12268 Nicollet Avenue            Burnsville, MN                     260       1,054             96
12224-12226 Nicollet Avenue            Burnsville, MN                     190         770            102
305 2nd Street Northwest              Minneapolis, MN                     460       2,744             41
953 Westgate Drive                    Minneapolis, MN                     193       1,178              2
980 Lone Oak Road                     Minneapolis, MN                     683       4,103            388
990 Lone Oak Road                     Minneapolis, MN                     883       5,575            129
1030 Lone Oak Road                    Minneapolis, MN                     456       2,703             64
1060 Lone Oak Road                    Minneapolis, MN                     624       3,700            142
5400 Nathan Lane                      Minneapolis, MN                     749       4,461             44
6464 Sycamore Court                   Minneapolis, MN                     457       2,730            103
6701 Parkway Circle                 Brooklyn Center, MN                   350       2,131            344
6601 Shingle Creek Parkway          Brooklyn Center, MN                   411       2,813            520
10120 W 76th Street                   Eden Prairie, MN                    315       1,804            145
7615 Golden Triangle                  Eden Prairie, MN                    268       1,532            346
7625 Golden Triangle                  Eden Prairie, MN                    415       2,375            257
2605 Fernbrook Lane North               Plymouth, MN                      443       2,533            365
12155 Nicollet Ave.                    Burnsville, MN                     286           -          1,678
6655 Wedgewood Road                   Maple Grove, MN          (c)      1,466       8,342            143
900 Apollo Road                          Eagan, MN             (c)      1,029       5,855            509
7316 Aspen Lane North                   Brooklyn, MN           (c)        368       2,156            180
6707 Shingle Creek Parkway          Brooklyn Center, MN        (c)        376       2,101            364
73rd Avenue North                    Brooklyn Park, MN                    504       2,856             73
1905 W Country Road C                  Roseville, MN                      402       2,278             65
2720 Arthur Street                     Roseville, MN                      824       4,671             78
10205 51st Avenue North                 Plymouth, MN                      180       1,020             70
4100 Peavey Road                         Chaska, MN                       399       2,261            443
11300 Hamshire Ave South              Bloomington, MN                     527       2,985            250
375 Rivertown Drive                     Woodbury, MN                    1,083       6,135          2,668
5205 Highway 169                        Plymouth, MN                      446       2,525            777
6451-6595 Citywest Parkway            Eden Prairie, MN                    525       2,975            310
7100-7190 Shady Oak Rd (q)            Eden Prairie, MN                  1,118       6,333            485
7500-7546 Washington Square           Eden Prairie, MN                    229       1,300             50
7550-7588 Washington Square           Eden Prairie, MN                    153         867             39
5240-5300 Valley Industrial Blvd S    Eden Prairie, MN                    362       2,049            142
1565 First Avenue NW                  New Brighton, MN                    485       2,750            173
7125 Northland Terrace               Brooklyn Park, MN                    660       3,740            724
6900 Shady Oak Road                   Eden Prairie, MN                    310       1,756            219
6477-6525 City West Parkway           Eden Prairie, MN                    810       4,590            122
500-530 Kasota Avenue SE              Minneapolis, MN                     415       2,354            122
770-786 Kasota Avenue SE              Minneapolis, MN                     333       1,888            100
800 Kasota Avenue SE                  Minneapolis, MN                     524       2,971            501
2530-2570 Kasota Avenue                 St. Paul, MN                      407       2,308            178

NASHVILLE
---------
1621 Heil Quaker Boulevard             Nashville, TN           (d)        413       2,348            468
417 Harding Industrial Drive           Nashville, TN                      653       4,583          1,035
520 Harding Industrial Drive (p)       Nashville, TN                      645       3,382          3,532
3099 Barry Drive                        Portland, TN                      418       2,368             60
3150 Barry Drive                        Portland, TN                      941       5,333            331
5599 Highway 31 West                    Portland, TN                      564       3,196             65
1650 Elm Hill Pike                     Nashville, TN                      329       1,867             64
1821 Air Lane Drive                    Nashville, TN                      151         858             (1)
1102 Appleton Drive                    Nashville, TN                      154         873              1
1920 Air Lane Drive                    Nashville, TN                      250       1,415             22
1931 Air Lane Drive                    Nashville, TN                      491       2,785            110
470 Metroplex Drive (p)                Nashville, TN                      619       3,507             40
1150 Antiock Pike                      Nashville, TN                      667       3,748             44

NORTHERN NEW JERSEY
-------------------
116 Lehigh Drive                       Fairfield, NJ                      851       4,823             49
60 Ethel Road West                     Piscataway, NJ                     252       1,426            139
70 Ethel Road West                     Piscataway, NJ                     431       2,443            147


                                                      GROSS  AMOUNT CARRIED
                                                   AT CLOSE OF PERIOD 12/31/98
                                                  ------------------------------   ACCUMULATED
                                                          BUILDING AND             DEPRECIATION   YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                                   LAND   IMPROVEMENTS   TOTAL       12/31/98     RENOVATED     LIVES(YEARS)
----------------                                  ------  -----------    -----     ------------  -----------    -----------
7850-7890 12th Avenue South                       358        1,506        1,864              744         1978        (v)
7900 Main Street Northeast                        497        2,213        2,710            1,170         1973        (v)
7901 Beech Street Northeast                       428        2,152        2,580              914         1975        (v)
9901 West 74th Street                             639        5,289        5,928            1,166        1983/88      (v)
10175-10205 Crosstown Circle                      174          752          926              316         1980        (v)
11201 Hampshire Avenue South                      501        1,883        2,384              794         1986        (v)
12220-12222 Nicollet Avenue                       114          463          577              171        1989/90      (v)
12250-12268 Nicollet Avenue                       284        1,126        1,410              443        1989/90      (v)
12224-12226 Nicollet Avenue                       207          855        1,062              325        1989/90      (v)
305 2nd Street Northwest                          460        2,785        3,245              337         1991        (v)
953 Westgate Drive                                193        1,180        1,373              135         1991        (v)
980 Lone Oak Road                                 683        4,491        5,174              661         1992        (v)
990 Lone Oak Road                                 883        5,704        6,587              960         1989        (v)
1030 Lone Oak Road                                456        2,767        3,223              339         1988        (v)
1060 Lone Oak Road                                624        3,842        4,466              516         1988        (v)
5400 Nathan Lane                                  749        4,505        5,254              521         1990        (v)
6464 Sycamore Court                               457        2,833        3,290              358         1990        (v)
6701 Parkway Circle                               377        2,448        2,825              301         1987        (v)
6601 Shingle Creek Parkway                        502        3,242        3,744              432         1985        (v)
10120 W 76th Street                               315        1,949        2,264              195         1987        (v)
7615 Golden Triangle                              268        1,878        2,146              380         1987        (v)
7625 Golden Triangle                              415        2,632        3,047              303         1987        (v)
2605 Fernbrook Lane North                         445        2,896        3,341              371         1987        (v)
12155 Nicollet Ave.                               288        1,676        1,964              131         1995        (v)
6655 Wedgewood Road                             1,466        8,485        9,951              927         1989        (v)
900 Apollo Road                                 1,030        6,363        7,393              581         1970        (v)
7316 Aspen Lane North                             377        2,327        2,704              231         1978        (v)
6707 Shingle Creek Parkway                        379        2,462        2,841              349         1986        (v)
73rd Avenue North                                 512        2,921        3,433              201         1995        (v)
1905 W Country Road C                             409        2,336        2,745              160         1993        (v)
2720 Arthur Street                                832        4,741        5,573              326         1995        (v)
10205 51st Avenue North                           187        1,083        1,270               78         1990        (v)
4100 Peavey Road                                  415        2,688        3,103              161         1988        (v)
11300 Hamshire Ave South                          541        3,221        3,762              315         1983        (v)
375 Rivertown Drive                             1,503        8,383        9,886              367         1996        (v)
5205 Highway 169                                  739        3,009        3,748              221         1960        (v)
6451-6595 Citywest Parkway                        538        3,272        3,810              251         1984        (v)
7100-7190 Shady Oak Rd (q)                      1,149        6,787        7,936              373         1982        (v)
7500-7546 Washington Square                       235        1,344        1,579               70         1975        (v)
7550-7588 Washington Square                       157          902        1,059               47         1973        (v)
5240-5300 Valley Industrial Blvd S                371        2,182        2,553              115         1975        (v)
1565 First Avenue NW                              496        2,912        3,408              134         1978        (v)
7125 Northland Terrace                            767        4,357        5,124              186         1996        (v)
6900 Shady Oak Road                               340        1,945        2,285               85         1980        (v)
6477-6525 City West Parkway                       819        4,703        5,522              150         1984        (v)
500-530 Kasota Avenue SE                          429        2,462        2,891               61         1976        (v)
770-786 Kasota Avenue SE                          344        1,977        2,321               49         1976        (v)
800 Kasota Avenue SE                              592        3,404        3,996               78         1976        (v)
2530-2570 Kasota Avenue                           424        2,469        2,893               62         1976        (v)

NASHVILLE
---------
1621 Heil Quaker Boulevard                        430        2,799        3,229              298         1975        (v)
417 Harding Industrial Drive                      763        5,508        6,271            1,086         1972        (v)
520 Harding Industrial Drive (p)                1,052        6,507        7,559              525         1975        (v)
3099 Barry Drive                                  424        2,422        2,846              136         1995        (v)
3150 Barry Drive                                  987        5,618        6,605              316         1993        (v)
5599 Highway 31 West                              571        3,254        3,825              183         1995        (v)
1650 Elm Hill Pike                                331        1,929        2,260               63         1984        (v)
1821 Air Lane Drive                               151          857        1,008               27         1984        (v)
1102 Appleton Drive                               154          874        1,028               28         1984        (v)
1920 Air Lane Drive                               251        1,436        1,687               54         1985        (v)
1931 Air Lane Drive                               495        2,891        3,386              108         1984        (v)
470 Metroplex Drive (p)                           624        3,542        4,166              111         1986        (v)
1150 Antiock Pike                                 668        3,791        4,459              121         1987        (v)

NORTHERN NEW JERSEY
-------------------
116 Lehigh Drive                                  855        4,868        5,723              244         1986        (v)
60 Ethel Road West                                264        1,553        1,817               63         1982        (v)
70 Ethel Road West                                451        2,570        3,021               96         1979        (v)


                                                                                       COSTS             GROSS AMOUNT CARRIED
                                                                        (b)         CAPITALIZED        AT CLOSE OF PERIOD 12/31/98
                                                                  INITIAL COST       SUBSEQUENT TO   -----------------------------
                                      LOCATION         (a)      ------------------  ACQUISITION              BUILDING AND
BUILDING ADDRESS                    (CITY/STATE)  ENCUMBRANCES  LAND     BUILDINGS  OR COMPLETION    LAND    IMPROVEMENTS   TOTAL
----------------                    ------------  ------------  ----     ---------  -------------    ----    ------------   -----
105 Neptune Boulevard                 Neptune, NJ                 245        1,386           71       255        1,447      1,702
140 Hanover Avenue                    Hanover, NJ                 457        2,588          348       475        2,918      3,393
601-629 Montrose Avenue           South Plainfield, NJ            487        2,762          197       512        2,934      3,446
3 Marlen                              Hamilton, NJ                 71          404           32        74          433        507
5 Marlen                              Hamilton, NJ                116          655           41       121          691        812
7 Marlen                              Hamilton, NJ                128          728           54       136          774        910
8 Marlen                              Hamilton, NJ                230        1,302           46       235        1,343      1,578
15 Marlen                             Hamilton, NJ                 53          302           34        58          331        389
17 Marlen                             Hamilton, NJ                104          588           56       110          638        748
1 South Gold Drive                    Hamilton, NJ                106          599           44       112          637        749
5 South Gold Drive                    Hamilton, NJ                106          602           57       113          652        765
6 South Gold Drive                    Hamilton, NJ                 58          332           33        63          360        423
7 South Gold Drive                    Hamilton, NJ                 32          182           27        36          205        241
8 South Gold Drive                    Hamilton, NJ                103          584           43       109          621        730
9 South Gold Drive                    Hamilton, NJ                 60          342           44        65          381        446
11 South Gold Drive                   Hamilton, NJ                183        1,039           66       192        1,096      1,288
12 South Gold Drive                   Hamilton, NJ                 84          475           70        89          540        629
9 Princess Road                    Lawrenceville, NJ              221        1,254           84       231        1,328      1,559
11 Princess Road                   Lawrenceville, NJ              491        2,780          162       511        2,922      3,433
15 Princess Road                   Lawrenceville, NJ              234        1,328          273       245        1,590      1,835
17 Princess Road                   Lawrenceville, NJ              342        1,936          121       353        2,046      2,399
220 Hanover Avenue                    Hanover, NJ               1,361        7,715          421     1,420        8,077      9,497
244 Shefield Street                 Mountainside, NJ              201        1,141           75       210        1,207      1,417
30 Troy Road                          Hanover, NJ                 128          727           39       134          760        894
15 Leslie Court                       Hanover, NJ                 126          716           42       132          752        884
20 Leslie Court                       Hanover, NJ                  84          474           32        88          502        590
25 Leslie Court                       Hanover, NJ                 512        2,899          139       526        3,024      3,550
130 Algonquin Parkway                 Hanover, NJ                 157          888           47       163          929      1,092
150 Algonquin Parkway                 Hanover, NJ                  85          479           32        89          507        596
55 Locust Avenue                      Roseland, NJ                535        3,034          182       560        3,191      3,751
31 West Forest Street (p)            Englewood, NJ                941        5,333          288       975        5,587      6,562
25 World's Fair Drive                 Franklin, NJ                285        1,616           83       297        1,687      1,984
14 World's Fair Drive                 Franklin, NJ                483        2,735          259       503        2,974      3,477
16 World's Fair Drive                 Franklin, NJ                174          988           77       183        1,056      1,239
18 World's Fair Drive                 Franklin, NJ                123          699           44       129          737        866
23 World's Fair Drive                 Franklin, NJ                134          758           47       140          799        939
12 World's Fair Drive                 Franklin, NJ                572        3,240          166       593        3,385      3,978
1 World's Fair Drive                  Franklin, NJ                632        3,581          160       654        3,719      4,373
2 World's Fair Drive                  Franklin, NJ                625        3,539          199       650        3,713      4,363
49 Napoleon Court                     Franklin, NJ                230        1,306           49       238        1,347      1,585
50 Napoleon Court                     Franklin, NJ                149          842           41       154          878      1,032
22 World's Fair Drive                 Franklin, NJ                364        2,064          110       375        2,163      2,538
26 World's Fair Drive                 Franklin, NJ                361        2,048          146       377        2,178      2,555
24 World's Fair Drive                 Franklin, NJ                347        1,968          112       362        2,065      2,427
12 Wright Way                         Oakland, NJ                 410        2,321          110       424        2,417      2,841

NEW ORLEANS
-----------
520-524 Elmwood Park Blvd (p)        Jefferson, LA                926        5,248          225       949        5,450      6,399
125 Mallard St                        St. Rose, LA     (i)        103          586          243       108          824        932
107 Mallard                           St. Rose, LA     (i)        164          928           59       171          980      1,151
125 James Drive West                  St. Rose, LA     (i)        246        1,392           81       257        1,462      1,719
161 James Drive West                  St. Rose, LA                298        1,687          240       304        1,921      2,225
150 James Drive East                  St. Rose, LA                399        2,258          100       409        2,348      2,757
115 James Drive West                  St. Rose, LA     (i)        163          922           57       171          971      1,142
100 James Drive                       St. Rose, LA     (i)        430        2,435          144       450        2,559      3,009
143 Mallard St                        St. Rose, LA     (i)        143          812           56       151          860      1,011
160 James Drive East                  St. Rose, LA     (i)        102          580          210       108          784        892
190 James Drive East                  St. Rose, LA     (i)        205        1,160          113       214        1,264      1,478
120 Mallard St                        St. Rose, LA     (i)        348        1,971          182       365        2,136      2,501
110 James Drive West                  St. Rose, LA     (i)        143          812           65       150          870      1,020
150 Canvasback Dr                     St. Rose, LA                165          937           35       170          967      1,137

PHILADELPHIA
------------
212 Welsh Pool Road                    Exton, PA                  160          886           81       171          956      1,127
230-240 Welsh Pool Road                Exton, PA                  154          851           80       164          921      1,085
264 Welsh Pool Road                    Exton, PA                  147          811           58       155          861      1,016
254 Welsh Pool Road                    Exton, PA                  152          842          142       170          966      1,136
256 Welsh Pool Road                    Exton, PA                   82          452           42        87          489        576
213 Welsh Pool Road                    Exton, PA                  149          827          107       164          919      1,083
251 Welsh Pool Road                    Exton, PA                  144          796           75       154          861      1,015

                                                       ACCUMULATED
                                                       DEPRECIATION   YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                                        12/31/98       RENOVATED    LIVES (YEARS)
----------------                                        --------      ----------    ------------
105 Neptune Boulevard                                      54            1989            (v)
140 Hanover Avenue                                        146          1964/1988         (v)
601-629 Montrose Avenue                                   112            1974            (v)
3 Marlen                                                   12            1981            (v)
5 Marlen                                                   26            1981            (v)
7 Marlen                                                   29            1982            (v)
8 Marlen                                                   36            1982            (v)
15 Marlen                                                  12            1982            (v)
17 Marlen                                                  24            1981            (v)
1 South Gold Drive                                         24            1973            (v)
5 South Gold Drive                                         26            1974            (v)
6 South Gold Drive                                         13            1975            (v)
7 South Gold Drive                                          8            1976            (v)
8 South Gold Drive                                         23            1977            (v)
9 South Gold Drive                                         14            1980            (v)
11 South Gold Drive                                        41            1979            (v)
12 South Gold Drive                                        20            1980            (v)
9 Princess Road                                            48            1985            (v)
11 Princess Road                                          109            1985            (v)
15 Princess Road                                           99            1986            (v)
17 Princess Road                                           81            1986            (v)
220 Hanover Avenue                                        302            1987            (v)
244 Shefield Street                                        45          1965/1986         (v)
30 Troy Road                                               27            1972            (v)
15 Leslie Court                                            28            1971            (v)
20 Leslie Court                                            19            1974            (v)
25 Leslie Court                                           107            1975            (v)
130 Algonquin Parkway                                      33            1973            (v)
150 Algonquin Parkway                                      19            1973            (v)
55 Locust Avenue                                          119            1980            (v)
31 West Forest Street (p)                                 198            1978            (v)
25 World's Fair Drive                                      63            1986            (v)
14 World's Fair Drive                                     126            1980            (v)
16 World's Fair Drive                                      39            1981            (v)
18 World's Fair Drive                                      27            1982            (v)
23 World's Fair Drive                                      30            1982            (v)
12 World's Fair Drive                                     126            1981            (v)
1 World's Fair Drive                                      139            1983            (v)
2 World's Fair Drive                                      145            1982            (v)
49 Napoleon Court                                          36            1982            (v)
50 Napoleon Court                                          24            1982            (v)
22 World's Fair Drive                                      58            1983            (v)
26 World's Fair Drive                                      81            1984            (v)
24 World's Fair Drive                                      78            1984            (v)
12 Wright Way                                              90            1981            (v)

NEW ORLEANS
-----------
520-524 Elmwood Park Blvd (p)                             150            1986            (v)
125 Mallard St                                             33            1984            (v)
107 Mallard                                                26            1985            (v)
125 James Drive West                                       40            1990            (v)
161 James Drive West                                       50            1986            (v)
150 James Drive East                                       64            1986            (v)
115 James Drive West                                       26            1986            (v)
100 James Drive                                            69            1980            (v)
143 Mallard St                                             23            1982            (v)
160 James Drive East                                       36            1981            (v)
190 James Drive East                                       35            1987            (v)
120 Mallard St                                             61            1981            (v)
110 James Drive West                                       25            1983            (v)
150 Canvasback Dr                                          26            1986            (v)

PHILADELPHIA
------------
212 Welsh Pool Road                                        20            1975            (v)
230-240 Welsh Pool Road                                    19            1975            (v)
264 Welsh Pool Road                                        18            1975            (v)
254 Welsh Pool Road                                        19            1975            (v)
256 Welsh Pool Road                                        10            1975            (v)
213 Welsh Pool Road                                        19            1975            (v)
251 Welsh Pool Road                                        18            1975            (v)

                                                                                       COSTS             GROSS AMOUNT CARRIED
                                                                        (b)         CAPITALIZED        AT CLOSE OF PERIOD 12/31/98
                                                                  INITIAL COST       SUBSEQUENT TO   -----------------------------
                                      LOCATION         (a)      ------------------  ACQUISITION              BUILDING AND
BUILDING ADDRESS                    (CITY/STATE)  ENCUMBRANCES  LAND     BUILDINGS  OR COMPLETION    LAND    IMPROVEMENTS   TOTAL
----------------                    ------------  ------------  ----     ---------  -------------    ----    ------------   -----
253-255 Welsh Pool Road                  Exton, PA                 113         626           59       121          677        798
151-161 Philips Road                     Exton, PA                 191       1,059           95       204        1,141      1,345
210 Philips Road                         Exton, PA                 182       1,005           89       193        1,083      1,276
215 Welsh Pool Road                      Exton, PA                  67         372          137        77          499        576
102 Pickering Way                        Exton, PA                 765       4,235          335       811        4,524      5,335
217 Welsh Pool Road                      Exton, PA                  64         357           33        69          385        454
216 Philips Road                         Exton, PA                 199       1,100          108       213        1,194      1,407
202 Philips Road                         Exton, PA                 174         966           83       191        1,032      1,223
110 Thousand Oaks Blvd                 Morgantown, PA              416       2,300          240       446        2,510      2,956
20 McDonald Blvd                         Aston, PA                 184       1,016           27       187        1,040      1,227
30 McDonald Blvd                         Aston, PA                 135         748           49       142          790        932

PHOENIX
-------
7340 South Kyrene Rd                     Tempe, AZ               1,495       8,469           45     1,499        8,510     10,009
7350 S Kyrene Road                       Tempe, AZ                 818       4,634           89       821        4,720      5,541
7360 South Kyrene Rd                     Tempe, AZ                 508       2,876           35       511        2,908      3,419
7343 South Hardy Drive                   Tempe, AZ               1,119       6,341          162     1,126        6,496      7,622
7333 South Hardy Drive                   Tempe, AZ               1,549       8,779           53     1,555        8,826     10,381
3906 East Broadway Road                 Phoenix, AZ                434       2,402           79       437        2,478      2,915
3908 East Broadway Road                 Phoenix, AZ                336       1,862           39       339        1,898      2,237

PORTLAND
--------
5687 International Way (r)             Milwaukee, OR     (n)       430       2,385           91       440        2,466      2,906
5795 SW Jean Road (q)                 Lake Oswego, OR              427       2,362           82       435        2,436      2,871
12130 NE Ainsworth Circle (p)           Portland, OR               523       2,898           97       533        2,985      3,518
5509 NW 122nd Ave (p)                  Milwaukee, OR     (m)       244       1,351           49       249        1,395      1,644
6105-6113 NE 92nd Avenue (r)            Portland, OR               884       4,891          186       898        5,063      5,961
8727 NE Marx Drive (q)                  Portland, OR               580       3,210          141       590        3,341      3,931
3910 SW 170th Ave                       Portland, OR               125         690           39       128          726        854
3388 SE 20th St.                        Portland, OR                73         405           28        76          430        506
5962-5964 NE 87th Ave                   Portland, OR                72         398           31        75          426        501
116 SE Yamhill                          Portland, OR                38         208           22        40          228        268
9106 NE Marx Drive                      Portland, OR                40         223           23        43          243        286
11620 NE Ainsworth Circle               Portland, OR               152         839           34       156          869      1,025
11824 NE Ainsworth Circle               Portland, OR               166         916           43       170          955      1,125
12124 NE Ainsworth Circle               Portland, OR               207       1,148           53       212        1,196      1,408
1735 SE Highway 20                        Bend, OR                 180         995           51       184        1,042      1,226
2715 SE Raymond                         Portland, OR               159         880           52       163          928      1,091
1645 NE 72nd Ave                        Portland, OR               116         641           40       120          677        797
1630 SE 8th Ave.                        Portland, OR               140         775           29       144          800        944
9044 NE Marx Drive                      Portland, OR                83         459           35        86          491        577
2443 SE 4th Ave.                        Portland, OR               157         870           47       161          913      1,074
711 SE Stark St.                        Portland, OR                42         233           24        45          254        299
11632 NE Ainsworth Circle               Portland, OR               799       4,422          169       812        4,578      5,390
NE 138th & Airport Way                  Portland, OR               931       5,155          125       946        5,265      6,211
14699 NE Airport Way                    Portland, OR               242       1,340           51       248        1,385      1,633

SALT LAKE
---------
2255 South 300 West (t)              Salt Lake City, UT            618       3,504           66       617        3,571      4,188
512 Lawndale Drive (u)               Salt Lake City, UT          2,779      15,749          664     2,792       16,400     19,192
1270 West 2320 South                  West Valley, UT              138         784           38       142          818        960
1275 West 2240 South                  West Valley, UT              395       2,241           74       405        2,305      2,710
1288 West 2240 South                  West Valley, UT              119         672           25       122          694        816
2235 South 1300 West                  West Valley, UT              198       1,120           37       202        1,153      1,355
1293 West 2200 South                  West Valley, UT              158         896           31       162          923      1,085
1279 West 2200 South                  West Valley, UT              198       1,120           36       202        1,152      1,354
1272 West 2240 South                  West Valley, UT              336       1,905           71       344        1,968      2,312
1149 West 2240 South                  West Valley, UT              217       1,232           44       223        1,270      1,493
1142 West 2320 South                  West Valley, UT              217       1,232           42       223        1,268      1,491

SOUTHERN NEW JERSEY
-------------------
2-5 North Olnev Ave.                  Cherry Hill, NJ              284       1,524           45       285        1,568      1,853
2 Springdale Road                     Cherry Hill, NJ              127         701           16       127          717        844
4 Springdale Road (p)                 Cherry Hill, NJ              335       1,853           43       336        1,895      2,231
6 Springdale Road                     Cherry Hill, NJ               99         547           17        99          564        663
8 Springdale Road                     Cherry Hill, NJ              259       1,436           33       260        1,468      1,728
12 Springdale Road                    Cherry Hill, NJ              279       1,545           55       280        1,599      1,879
1 Esterbrook Lane                     Cherry Hill, NJ               43         238            7        43          245        288
16 Springdale Road                    Cherry Hill, NJ              241       1,336           40       242        1,375      1,617
5 Esterbrook Lane                     Cherry Hill, NJ              241       1,336           29       242        1,364      1,606

                                                       ACCUMULATED
                                                       DEPRECIATION   YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                                        12/31/98       RENOVATED    LIVES (YEARS)
----------------                                        --------      ----------    ------------
253-255 Welsh Pool Road                                    14            1975            (v)
151-161 Philips Road                                       24            1975            (v)
210 Philips Road                                           22            1975            (v)
215 Welsh Pool Road                                        20            1975            (v)
102 Pickering Way                                          94            1980            (v)
217 Welsh Pool Road                                         8            1975            (v)
216 Philips Road                                           25            1985            (v)
202 Philips Road                                           22            1972            (v)
110 Thousand Oaks Blvd                                     53            1987            (v)
20 McDonald Blvd                                            9            1988            (v)
30 McDonald Blvd                                            7            1988            (v)

PHOENIX
-------
7340 South Kyrene Rd                                      230            1996            (v)
7350 S Kyrene Road                                        127            1996            (v)
7360 South Kyrene Rd                                       79            1996            (v)
7343 South Hardy Drive                                    174            1997            (v)
7333 South Hardy Drive                                    239            1997            (v)
3906 East Broadway Road                                    27
3908 East Broadway Road                                    20

PORTLAND
--------
5687 International Way (r)                                 27            1974            (v)
5795 SW Jean Road (q)                                      25            1985            (v)
12130 NE Ainsworth Circle (p)                              31            1986            (v)
5509 NW 122nd Ave (p)                                      14            1995            (v)
6105-6113 NE 92nd Avenue (r)                               52            1978            (v)
8727 NE Marx Drive (q)                                     34            1987            (v)
3910 SW 170th Ave                                           7            1987            (v)
3388 SE 20th St.                                            4            1981            (v)
5962-5964 NE 87th Ave                                       4            1979            (v)
116 SE Yamhill                                              2            1974            (v)
9106 NE Marx Drive                                          2            1969            (v)
11620 NE Ainsworth Circle                                   9            1992            (v)
11824 NE Ainsworth Circle                                  10            1992            (v)
12124 NE Ainsworth Circle                                  12            1984            (v)
1735 SE Highway 20                                         11            1995            (v)
2715 SE Raymond                                             9            1971            (v)
1645 NE 72nd Ave                                            7            1972            (v)
1630 SE 8th Ave.                                            8            1968            (v)
9044 NE Marx Drive                                          5            1986            (v)
2443 SE 4th Ave.                                            9            1964            (v)
711 SE Stark St.                                            3            1972            (v)
11632 NE Ainsworth Circle                                  47            1990            (v)
NE 138th & Airport Way                                     55            1990            (v)
14699 NE Airport Way                                       14            1998            (v)

SALT LAKE
---------                                                  97            1980            (v)
2255 South 300 West (t)                                   445            1981            (v)
512 Lawndale Drive (u)                                     21            1986            (v)
1270 West 2320 South                                       57            1986            (v)
1275 West 2240 South                                       17            1986            (v)
1288 West 2240 South                                       29            1986            (v)
2235 South 1300 West                                       23            1986            (v)
1293 West 2200 South                                       29            1986            (v)
1279 West 2200 South                                       52            1986            (v)
1272 West 2240 South                                       31            1986            (v)
1149 West 2240 South                                       31            1987            (v)
1142 West 2320 South

SOUTHERN NEW JERSEY
-------------------                                        29            1963            (v)
2-5 North Olnev Ave.                                       13            1968            (v)
2 Springdale Road                                          35            1963            (v)
4 Springdale Road (p)                                      10            1964            (v)
6 Springdale Road                                          27            1966            (v)
8 Springdale Road                                          32            1965            (v)
12 Springdale Road                                          5            1965            (v)
1 Esterbrook Lane                                          26            1967            (v)
16 Springdale Road                                         25            1966            (v)
5 Esterbrook Lane

                                                                                                          COSTS
                                                                                         (b)             CAPITALIZED
                                                                                    INITIAL COST        SUBSEQUENT TO
                                                  LOCATION          (a)           ------------------      ACQUISITION
BUILDING ADDRESS                               (CITY/STATE)     ENCUMBRANCES     LAND     BUILDINGS    OR COMPLETION
----------------                             ---------------   -------------   -----    ----------    --------------
2 Pin Oak Lane                               Cherry Hill, NJ                      317       1,757             39
6 Esterbrook Lane                            Cherry Hill, NJ                      165         914             25
3 Computer Drive                             Cherry Hill, NJ                      500       2,768            120
19 Perina Blvd.                              Cherry Hill, NJ                      161         889             22
28 Springdale Road                           Cherry Hill, NJ                      192       1,060             28
3 Esterbrook Lane                            Cherry Hill, NJ                      199       1,102            225
4 Esterbrook Lane                            Cherry Hill, NJ                      234       1,294             30
26 Springdale Road                           Cherry Hill, NJ                      227       1,257             24
1 Keystone Ave.                              Cherry Hill, NJ                      227       1,223             37
1919 Springdale Road                         Cherry Hill, NJ                      232       1,286             35
21 Olnev Ave.                                Cherry Hill, NJ                       69         380             16
19 Olnev Ave.                                Cherry Hill, NJ                      202       1,119             38
2 Keystone Ave.                              Cherry Hill, NJ                      216       1,194             42
18 Olnev Ave.                                Cherry Hill, NJ                      250       1,382             44
22 Springdale Road                           Cherry Hill, NJ                      526       2,914            192
1998 Springdale Road                         Cherry Hill, NJ                       17          96             34
55 Carnegie Drive                            Cherry Hill, NJ                      550       3,047             69
57 Carnegie Drive                            Cherry Hill, NJ                      739       4,109            102

ST. LOUIS
---------
8921-8957 Frost Avenue                        Hazelwood, MO              (d)      431       2,479             10
9043-9083 Frost Avenue                        Hazelwood, MO              (d)      319       1,838            361
2121 Chapin Industrial Drive                 Vinita Park, MO                      606       4,384          1,261
1200 Andes Boulevard                           Olivette, MO                       246       1,412             83
1248 Andes Boulevard                           Olivette, MO                       156         907             52
1208-1226 Ambassador Boulevard                 Olivette, MO                       235       1,351              1
1503-1525 Fairview Industrial                  Olivette, MO                       112         658            110
2462-2470 Schuetz Road                        St. Louis, MO                       174       1,004              1
10431-10449 Midwest Industrial Blvd            Olivette, MO                       237       1,360            198
10751 Midwest Industrial Boulevard             Olivette, MO                       193       1,119             13
11652-11666 Fairgrove Industrial Blvd         St. Louis, MO                       103         599             89
11674-11688 Fairgrove Industrial Blvd         St. Louis, MO                       118         689             27
2337 Centerline Drive                      Maryland Heights, MO                   216       1,242            111
6951 N Hanley (p)                             Hazelwood, MO                       405       2,295          1,437
4560 Anglum Road                              Hazelwood, MO                       150         849            159
2760 South 1st Street                         St. Louis, MO                       800           -          4,562

TAMPA
-----
6614 Adamo Drive                                Tampa, FL                         177       1,005             27
202 Kelsey                                      Tampa, FL                         602       3,409            129
6202 Benjamin Road                              Tampa, FL                         203       1,151             70
6204 Benjamin Road                              Tampa, FL                         432       2,445            194
6206 Benjamin Road                              Tampa, FL                         397       2,251            158
6302 Benjamin Road                              Tampa, FL                         214       1,212             97
6304 Benjamin Road                              Tampa, FL                         201       1,138            116
6306 Benjamin Road                              Tampa, FL                         257       1,457             99
6308 Benjamin Road                              Tampa, FL                         345       1,958            132
5313 Johns Road                                 Tampa, FL                         204       1,159             66
5602 Thompson Center Court                      Tampa, FL                         115         652             39
5411 Johns Road                                 Tampa, FL                         230       1,304             81
5525 Johns Road                                 Tampa, FL                         192       1,086             62
5607 Johns Road                                 Tampa, FL                         102         579             54
5709 Johns Road                                 Tampa, FL                         192       1,086             63
5711 Johns Road                                 Tampa, FL                         243       1,376            132
4410 E Adamo Drive                              Tampa, FL                         523       2,962            220
4420 E Adamo Drive                              Tampa, FL                         127         718             58
4430 E Adamo Drive                              Tampa, FL                         333       1,885            169
4440 E Adamo Drive                              Tampa, FL                         348       1,975            114
4450 E Adamo Drive                              Tampa, FL                         253       1,436            115
5453 W Waters Avenue                            Tampa, FL                          71         402             75
5455 W Waters Avenue                            Tampa, FL                         307       1,742            145
5553 W Waters Avenue                            Tampa, FL                         307       1,742            134
5501 W Waters Avenue                            Tampa, FL                         154         871             63
5503 W Waters Avenue                            Tampa, FL                          71         402             31
5555 W Waters Avenue                            Tampa, FL                         213       1,206             67
5557 W Waters Avenue                            Tampa, FL                          59         335             25
5463 W. Waters Ave                              Tampa, FL                (l)      497       2,751            444
5903 Johns Road                                 Tampa, FL                          88         497             42
4107 N Himes Avenue                             Tampa, FL                         568       3,220            162
5461 W. Waters Ave                              Tampa, FL                         261                      1,062

                                            GROSS AMOUNT CARRIED
                                        AT CLOSE OF PERIOD 12/31/98
                                       ------------------------------        ACCUMULATED
                                                 BUILDING AND                DEPRECIATION   YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                        LAND     IMPROVEMENTS   TOTAL          12/31/98     RENOVATED     LIVES(YEARS)
----------------                       ------    -----------    -----        ------------  -----------    -----------
2 Pin Oak Lane                            319        1,794        2,113            33          1968          (v)
6 Esterbrook Lane                         166          938        1,104            17          1966          (v)
3 Computer Drive                          502        2,886        3,388            54          1966          (v)
19 Perina Blvd.                           161          911        1,072            17          1966          (v)
28 Springdale Road                        192        1,088        1,280            20          1967          (v)
3 Esterbrook Lane                         200        1,326        1,526            25          1968          (v)
4 Esterbrook Lane                         235        1,323        1,558            25          1969          (v)
26 Springdale Road                        228        1,280        1,508            24          1968          (v)
1 Keystone Ave.                           222        1,265        1,487            23          1969          (v)
1919 Springdale Road                      233        1,320        1,553            25          1970          (v)
21 Olnev Ave.                              69          396          465             7          1969          (v)
19 Olnev Ave.                             203        1,156        1,359            21          1971          (v)
2 Keystone Ave.                           217        1,235        1,452            24          1966          (v)
18 Olnev Ave.                             251        1,425        1,676            26          1974          (v)
22 Springdale Road                        528        3,104        3,632            69          1977          (v)
1998 Springdale Road                       18          129          147             5          1971          (v)
55 Carnegie Drive                         552        3,114        3,666            58          1988          (v)
57 Carnegie Drive                         742        4,208        4,950            78          1987          (v)

ST. LOUIS
---------
8921-8957 Frost Avenue                    431        2,489        2,920           280          1971          (v)
9043-9083 Frost Avenue                    319        2,199        2,518           213          1970          (v)
2121 Chapin Industrial Drive              614        5,637        6,251         4,228         1969/87        (v)
1200 Andes Boulevard                      319        1,422        1,741           159          1967          (v)
1248 Andes Boulevard                      157          958        1,115           150          1967          (v)
1208-1226 Ambassador Boulevard            235        1,352        1,587           152          1966          (v)
1503-1525 Fairview Industrial             112          768          880           112          1967          (v)
2462-2470 Schuetz Road                    174        1,005        1,179           113          1965          (v)
10431-10449 Midwest Industrial Blvd       237        1,558        1,795           187          1967          (v)
10751 Midwest Industrial Boulevard        193        1,132        1,325           128          1965          (v)
11652-11666 Fairgrove Industrial Blv      103          688          791            91          1966          (v)
11674-11688 Fairgrove Industrial Blv      118          716          834            94          1967          (v)
2337 Centerline Drive                     216        1,353        1,569           158          1967          (v)
6951 N Hanley (p)                         419        3,718        4,137           210          1965          (v)
4560 Anglum Road                          161          997        1,158            44          1970          (v)
2760 South 1st Street                     822        4,540        5,362            30          1997          (v)

TAMPA
-----
6614 Adamo Drive                          180        1,029        1,209            28          1967          (v)
202 Kelsey                                619        3,521        4,140            95          1989          (v)
6202 Benjamin Road                        211        1,213        1,424            32          1981          (v)
6204 Benjamin Road                        454        2,617        3,071            75          1982          (v)
6206 Benjamin Road                        416        2,390        2,806            64          1983          (v)
6302 Benjamin Road                        224        1,299        1,523            37          1983          (v)
6304 Benjamin Road                        209        1,246        1,455            39          1984          (v)
6306 Benjamin Road                        269        1,544        1,813            42          1984          (v)
6308 Benjamin Road                        362        2,073        2,435            55          1984          (v)
5313 Johns Road                           213        1,216        1,429            33          1991          (v)
5602 Thompson Center Court                120          686          806            18          1972          (v)
5411 Johns Road                           241        1,374        1,615            37          1997          (v)
5525 Johns Road                           200        1,140        1,340            31          1993          (v)
5607 Johns Road                           109          626          735            17          1991          (v)
5709 Johns Road                           200        1,141        1,341            31          1990          (v)
5711 Johns Road                           255        1,496        1,751            45          1990          (v)
4410 E Adamo Drive                        550        3,155        3,705            85          1990          (v)
4420 E Adamo Drive                        134          769          903            21          1990          (v)
4430 E Adamo Drive                        345        2,042        2,387            54          1987          (v)
4440 E Adamo Drive                        362        2,075        2,437            56          1988          (v)
4450 E Adamo Drive                        266        1,538        1,804            41          1969          (v)
5453 W Waters Avenue                       82          466          548            12          1987          (v)
5455 W Waters Avenue                      326        1,868        2,194            50          1987          (v)
5553 W Waters Avenue                      326        1,857        2,183            50          1987          (v)
5501 W Waters Avenue                      162          926        1,088            25          1990          (v)
5503 W Waters Avenue                       75          429          504            12          1990          (v)
5555 W Waters Avenue                      221        1,265        1,486            34          1990          (v)
5557 W Waters Avenue                       62          357          419            10          1990          (v)
5463 W. Waters Ave                        560        3,132        3,692            78          1996          (v)
5903 Johns Road                            93          534          627            14          1987          (v)
4107 N Himes Avenue                       592        3,358        3,950            91          1990          (v)
5461 W. Waters Ave                        262        1,061        1,323             4          1998          (v)


                                                                                     COSTS           GROSS AMOUNT CARRIED
                                                                    (b)            CAPITALIZED     AT CLOSE OF PERIOD 12/31/98
                                                               INITIAL COST      SUBSEQUENT TO   -------------------------------
                                LOCATION          (a)        -----------------     ACQUISITION          BUILDING AND
BUILDING ADDRESS               (CITY/STATE)   ENCUMBRANCES   LAND    BUILDINGS  OR COMPLETION     LAND  IMPROVEMENTS     TOTAL
----------------               ------------   ------------   ----    ---------  --------------    ----  ------------   ---------
OTHER
-----
2800 Airport Road (s)            Denton, TX                   369        1,935         1,572       490       3,386         3,876
3501 Maple Street               Abilene, TX                    67        1,057           941       260       1,805         2,065
4200 West Harry Street (q)      Wichita, KS                   193        2,224         1,751       528       3,640         4,168
Industrial Park No. 2         West Lebanon, NH                723        5,208           175       776       5,330         6,106
931 Discovery Road             Green Bay, WI                  121          685           130       138         798           936
9580 Interport Dr              Shreveport, LA                 113          639            22       115         659           774
2675 Valley View Drive         Shreveport, LA                 144            -         5,080       277       4,947         5,224
300 10th Street NW              Clarion, IA                    35            -         2,727       165       2,597         2,762

DEVELOPMENTS / REDEVELOPMENTS / VACANT LAND                53,583        3,460         5,639    56,103       6,579        62,682
                                                         --------   ----------     ---------  --------  ----------    ----------
                                                         $386,448   $1,821,198     $ 336,318  $406,465  $2,137,499    $2,543,964 (x)
                                                         ========   ==========     =========  ========  ==========    ==========

                                                    ACCUMULATED
                                                   DEPRECIATION       YEAR BUILT/       DEPRECIABLE
                                                    12/31/98           RENOVATED        LIVES (YEARS)
                                                ---------------       ----------        ------------
OTHER
-----
2800 Airport Road (s)                              1,195                  1965              (v)
3501 Maple Street                                    630                  1980              (v)
4200 West Harry Street (q)                         1,275                  1972              (v)
Industrial Park No. 2                              1,866                  1968              (v)
931 Discovery Road                                    31                  1997              (v)
9580 Interport Dr                                     18                  1989              (v)
2675 Valley View Drive                                31                  1997              (v)
300 10th Street NW                                    16                  1997              (v)

                                                       -                  (w)
                                                --------
DEVELOPMENTS / REDEVELOPMENTS / VACANT LAND     $175,886
                                                ========



NOTES:

(a) See description of encumbrances in Note 6 to Notes to Consolidated Financial statements.

(b) Initial cost for each respective property is total acquisition costs associated with its purchase.

(c) These properties are owned by the Securities Partnership. The Securities Partnership guarantees the payment on the Series A Preferred Stock of dividends and amounts upon redemption, liquidation, dissolution or winding-up.

(d)      These properties collateralize the 1995 Mortgage Loan.

(e)      These properties collateralize the CIGNA Loan.

(f)      These properties collateralize the Assumed Loans.

(g)      This property collateralizes the LB Mortgage Loan II.

(h)      This property collateralizes the Acquisition Mortgage Loan I.

(i)      These properties collateralize the Acquisition Mortgage Loan II.

(j)      These properties collateralize the Acquisition Mortgage Loan III.

(k)      These properties collateralize the Acquisition Mortgage Loan IV.

(l)      These properties collateralize the Acquisition Mortgage Loan V.

(m)      These properties collateralize the Acquisition Mortgage Loan VI.

(n)      These properties collateralize the Acquisition Mortgage Loan VII.

(o)      These properties collateralize the Acquisition Mortgage Loan VIII.

(p)      Comprised of two properties.

(q)      Comprised of three properties.

(r)      Comprised of four properties.

(s)      Comprised of five properties.

(t)      Comprised of seven properties.

(u)      Comprised of 29 properties.

(v)      Depreciation is computed based upon the following estimated lives:

              Buildings and Improvements                        31.5 to 40 years
              Land Improvements                                 15 years
              Furniture, Fixtures and Equipment                 5 to 10 years
              Tenant Improvements and Leasehold Improvements    Life of lease

(w) These properties represent vacant land, developments and redevelopments that have not been placed in service.

(x) Excludes $37,632 of Construction in Progress and $1,437 of Furniture, Fixtures and Equipment.


         At December 31, 1998, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $2.4 billion.

                     FIRST INDUSTRIAL REALTY TRUST, INC.
                                SCHEDULE III:
            REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
                           As Of December 31, 1998
                           (Dollars in thousands)

The changes in total real estate assets for the three years ended December 31,
                              1998 are as follows:


                                                                                       1998           1997            1997
                                                                                  -----------    -----------    -----------
Balance, Beginning of Year ....................................................   $ 1,994,346    $ 1,050,779    $   757,516
Acquisition, Construction Costs and Improvements ..............................       683,619        975,168        305,153
Disposition of Assets .........................................................       (94,932)       (31,601)       (11,890)
                                                                                  -----------    -----------    -----------
Balance, End of Year ..........................................................   $ 2,583,033    $ 1,994,346    $ 1,050,779
                                                                                  ===========    ===========    ===========

 The changes in accumulated depreciation for the three years ended December 31,
                              1998 are as follows:


                                                                                       1998           1997           1996
                                                                                  -----------    -----------    -----------
Balance, Beginning of Year ....................................................   $   121,030    $    91,457    $    68,749
Depreciation for Year .........................................................        57,565         35,286         24,542
Disposition of Assets .........................................................        (2,709)        (5,713)        (1,834)
                                                                                  -----------    -----------    -----------
Balance, End of Year ..........................................................   $   175,886    $   121,030    $    91,457
                                                                                  ===========    ===========    ===========