Form 10-Q
period 1999-03-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 1999-05-06
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                               ------------------

                         Commission File Number 1-13102

                               ------------------


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of Common Stock, $.01 par value, outstanding as of April 30, 1999: 38,034,035

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                                    FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 1999

                                      INDEX
                                      -----



                                                                                           PAGE
                                                                                           ----
PART I:  FINANCIAL INFORMATION

  Item 1.  Financial Statements


   Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998...............     2

   Consolidated Statements of Operations  for the Three Months Ended March 31,
   1999 and March 31, 1998..............................................................     3

   Consolidated Statements of Cash Flows for the Three Months Ended March 31,
   1999 and March 31, 1998..............................................................     4

   Notes to Consolidated Financial Statements ..........................................     5-11


  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations ........................................................     12-18

  Item 3. Quantitative and Qualitative Disclosures About Market Risk....................     19


PART II:  OTHER INFORMATION

  Item 1. Legal Proceedings ............................................................     19
  Item 2. Changes in Securities ........................................................     19
  Item 3. Defaults Upon Senior Securities...............................................     19
  Item 4. Submission of Matters to a Vote of Security Holders ..........................     19
  Item 5. Other Information ............................................................     19
  Item 6. Exhibits and Report on Form 8-K/A.............................................     19



SIGNATURE ..............................................................................     21


EXHIBIT INDEX ..........................................................................     22

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       FIRST INDUSTRIAL REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                       March 31,         December 31,
                                                                         1999                1998
                                                                      -----------        ------------
                                               ASSETS
Assets:
   Investment in Real Estate:
      Land .................................................          $   407,344         $   406,465
      Buildings and Improvements ...........................            2,153,108           2,137,499
      Furniture, Fixtures and Equipment ....................                1,437               1,437
      Construction in Progress .............................               48,590              37,632
      Less: Accumulated Depreciation. ......................             (189,753)           (175,886)
                                                                      -----------        ------------
              Net Investment in Real Estate.................            2,420,726           2,407,147


   Cash and Cash Equivalents................................                1,307              21,823
   Restricted Cash..........................................               13,709              10,965
   Tenant Accounts Receivable, Net..........................               14,090               9,982
   Investment in Joint Venture .............................                5,154               4,458
   Deferred Rent Receivable.................................               16,117              14,519
   Deferred Financing Costs, Net............................               12,088              12,206
   Prepaid Expenses and Other Assets, Net...................               77,110              73,362
                                                                      -----------        ------------
              Total Assets..................................          $ 2,560,301         $ 2,554,462
                                                                      ===========        ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Mortgage Loans Payable, Net ................................       $   107,924         $   108,487
   Senior Unsecured Debt, Net..................................           948,618             948,595
   Acquisition Facility Payable................................           141,600             134,800
   Accounts Payable and Accrued Expenses.......................            76,061              72,963
   Rents Received in Advance and Security Deposits.............            20,717              18,592
   Dividends/Distributions Payable.............................            27,157              27,081
                                                                      -----------        ------------
              Total Liabilities................................         1,322,077           1,310,518
                                                                      -----------        ------------

Minority Interest..............................................           188,021             189,168
Commitments and Contingencies .................................               ---                 ---

Stockholders' Equity:
   Preferred Stock ($.01 par value, 10,000,000 shares authorized,
    1,650,000, 40,000, 20,000, 50,000 and 30,000 shares of Series
    A, B, C, D and E Cumulative Preferred Stock, respectively, issued and outstanding at March 31, 1999 and December 31, 1998, having a liquidation preference of $25 per share ($41,250),
    $2,500 per share ($100,000), $2,500 per share ($50,000),
    $2,500  per share  ($125,000) and $2,500 per share ($75,000),
    respectively...............................................                18                  18
   Common Stock ($.01 par value, 100,000,000 shares authorized;
    38,023,898 and 37,932,015 shares issued and outstanding at
    March 31, 1999 and December 31, 1998, respectively) .......               380                 379
   Additional Paid-in-Capital .................................         1,174,287           1,171,896
   Distributions in Excess of Accumulated Earnings ............          (119,593)           (114,205)
   Unamortized Value of Restricted Stock Grants ...............            (4,889)             (3,312)
                                                                      -----------        ------------
                Total Stockholders' Equity.....................         1,050,203           1,054,776
                                                                      -----------        ------------
                Total Liabilities and Stockholders' Equity.....       $ 2,560,301         $ 2,554,462
                                                                      ===========        ============




    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                              Three Months         Three Months
                                                                                 Ended                 Ended
                                                                             March 31, 1999       March 31, 1998
                                                                            ----------------    ------------------
Revenues:
   Rental Income.......................................................     $        75,287     $          61,881
   Tenant Recoveries and Other Income..................................              20,141                14,333
                                                                            ----------------    ------------------
             Total Revenues............................................              95,428                76,214
                                                                            ----------------    ------------------


Expenses:
   Real Estate Taxes...................................................              14,828                12,389
   Repairs and Maintenance.............................................               5,713                 3,392
   Property Management.................................................               2,806                 2,909
   Utilities...........................................................               2,920                 2,263
   Insurance...........................................................                 232                   212
   Other...............................................................               1,015                   930
   General and Administrative..........................................               3,094                 2,634
   Interest............................................................              20,079                14,761
   Amortization of Deferred Financing Costs............................                 265                   177
   Depreciation and Other Amortization.................................              17,069                13,719
                                                                            ----------------    ------------------
              Total Expenses...........................................              68,021                53,386
                                                                            ----------------    ------------------

Income from Operations Before Equity in Income of Joint Venture and
   Income Allocated to Minority Interest ..............................              27,407                22,828
Equity in Income of Joint Venture......................................                 126                   ---
Income Allocated to Minority Interest .................................              (3,443)               (2,657)
                                                                            ----------------    ------------------
Income from Operations.................................................              24,090                20,171
Gain on Sales of Real Estate...........................................               1,545                 2,360
                                                                            ----------------    ------------------
Net Income.............................................................              25,635                22,531
Less:  Preferred Stock Dividends.......................................              (8,211)               (5,978)
                                                                            ----------------    ------------------
Net Income Available to Common Stockholders............................     $        17,424     $          16,553
                                                                            ================    ==================
Net Income Available to Common Stockholders Per Weighted Average Common
Share Outstanding:
            Basic .....................................................     $           .46     $             .45
                                                                            ================    ==================
            Diluted ...................................................     $           .46     $             .45
                                                                            ================    ==================





    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                            Three Months Ended      Three Months Ended
                                                                              March 31, 1999          March 31, 1998
                                                                           --------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income...........................................................   $           25,635      $            22,531
   Income Allocated to Minority Interest ...............................                3,443                    2,657
                                                                           --------------------    --------------------

   Income Before Minority Interest......................................               29,078                   25,188


   Adjustments to Reconcile Net Income to Net Cash Provided
   by Operating Activities:
       Depreciation.....................................................               15,671                   12,392

       Amortization of Deferred Financing Costs.........................                  265                      177

       Other Amortization ..............................................                1,419                    1,580

       Equity in Income of Joint Venture................................                 (126)                     ---

       Gain on Sales of Real Estate.....................................               (1,545)                  (2,360)

       Increase in Tenant Accounts Receivable and Prepaid
         Expenses and Other  Assets.....................................               (9,597)                 (11,373)

       Increase in Deferred Rent Receivable.............................               (1,641)                  (1,064)

       Increase in Accounts Payable and Accrued Expenses and
         Rents Received in Advance and Security Deposits................                5,641                    3,207

       Increase in Organization Costs ..................................                  ---                      (97)

       (Increase)Decrease in Restricted Cash............................                  (83)                   4,528
                                                                           --------------------    --------------------

          Net Cash Provided by Operating Activities.....................               39,082                   32,178
                                                                           --------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases and Additions to Investment in Real Estate and
        Closing Costs of Sales of Real Estate...........................              (51,139)                (196,507)

   Proceeds from Sales of Investment in Real Estate.....................               23,926                   23,237

   Contributions to and Investments in Joint Venture....................                 (750)                     ---

   Distributions from Joint Venture.....................................                  180                      ---

   Repayment of Mortgage Loans Receivable...............................                   87                       16

   Increase in Restricted Cash .........................................               (2,661)                 (15,516)
                                                                           --------------------    --------------------
          Net Cash Used in Investing Activities.........................              (30,357)                (188,770)
                                                                           --------------------    --------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Common Stock Underwriting Discounts/Offering Costs...................                  ---                     (464)

   Proceeds from Sale of Preferred Stock................................                  ---                  200,000

   Preferred Stock Offering Costs ......................................                  ---                   (6,692)

   Repayments on Mortgage Loans Payable.................................                 (526)                (300,477)

   Proceeds from Acquisition Facility Payable ..........................               29,300                  164,900

   Repayments on Acquisition Facility Payable...........................              (22,500)                (276,500)

   Proceeds from Senior Unsecured Debt..................................                  ---                   99,753

   Other Proceeds from Senior Unsecured Debt............................                  ---                    2,760

   Other Costs of Senior Unsecured Debt.................................                  ---                   (2,565)

   Decrease in Restricted Cash..........................................                  ---                  306,000

   Dividends/Distributions .............................................              (27,074)                 (22,010)

   Preferred Stock Dividends ...........................................               (8,211)                  (5,764)

   Debt Issuance Costs and Prepayment Fees .............................                 (230)                  (7,211)
                                                                           --------------------    --------------------

          Net Cash (Used in) Provided by Financing Activities ..........              (29,241)                 151,730
                                                                           --------------------    --------------------
Net Decrease in Cash and Cash Equivalents...............................              (20,516)                  (4,862)

Cash and Cash Equivalents, Beginning of Period..........................               21,823                   13,222
                                                                           ====================    ====================

Cash and Cash Equivalents, End of Period ...............................   $            1,307      $             8,360
                                                                           ====================    ====================

    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


1.   ORGANIZATION AND FORMATION OF COMPANY

     First Industrial Realty Trust, Inc. (the "Company") was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 84.0% ownership interest at March 31, 1999. As of March 31, 1999, the Company owned 978 in-service properties located in 25 states, containing an aggregate of approximately 68.8 million square feet of gross leasable area ("GLA") and two properties held for redevelopment. Of the 978 in-service properties owned by the Company, 831 are held by the Operating Partnership, 101 are held by limited partnerships in which the Operating Partnership is the 99% limited partner and wholly owned subsidiaries of the REIT are the 1% general partners and 45 are held by limited liability companies of which the Operating Partnership is the sole member. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns a 10% equity interest in, and provides asset and property management services to, a joint venture which invests in industrial properties (the "September 1998 Joint Venture"). Minority interest in the Company at March 31, 1999 represents the approximate 16.0% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Company's 1998 Form 10-K and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 1998 audited financial statements included in the Company's 1998 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

     In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 1999 and December 31, 1998, and the reported amounts of revenues and expenses for the three months ended March 31, 1999 and 1998. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1999, the results of its operations and its cash flows for each of the three months ended March 31, 1999 and 1998.

Tenant Accounts Receivable, Net:

     The Company provides an allowance for doubtful accounts against the portion of tenants accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of approximately $2,000 as of March 31, 1999 and December 31, 1998.

3.   INVESTMENT IN JOINT VENTURE

     During the three months ended March 31, 1999, the Company received approximately $728 (net of the intercompany elimination) in acquisition, asset management and property management fees from the September 1998 Joint Venture. The Company, through a wholly owned limited liability company in which the Operating Partnership is the sole member, also contributed $714 and received distributions of $180 from the September 1998 Joint Venture. As of March 31, 1999, the September 1998 Joint Venture owned 146 industrial properties comprising approximately 7.5 million square feet of GLA.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


4.   REAL ESTATE HELD FOR SALE

     The Company has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates in order to redeploy capital. At March 31, 1999, the Company had 26 industrial properties comprising approximately 4.3 million square feet of GLA held for sale. Twenty-five of 26 of these properties were identified as held for sale during the three months ended March 31, 1999. There can be no assurance that such properties held for sale will be sold.

         The following table discloses certain information regarding the 26 industrial properties held for sale by the Company.

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
                 Total Revenues                      $     5,745    $     4,584

                 Operating Expenses                       (1,616)        (1,649)

                 Depreciation and Amortization              (827)          (827)
                                                     -----------    -----------
                 Income from Operations              $     3,302    $     2,108
                                                     ===========    ===========

                 Net Carrying Value                  $   103,108
                                                     ===========

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

5. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE

     The following table discloses certain information regarding the Company's mortgage loans, senior unsecured debt and acquisition facility payable:

                                       OUTSTANDING BALANCE AT         ACCRUED INTEREST PAYABLE AT    INTEREST RATE AT
                                   -----------------------------     -----------------------------   ----------------
                                     MARCH 31,      DECEMBER 31,       MARCH 31,      DECEMBER 31,       MARCH 31,     MATURITY
                                       1999            1998              1999             1998             1999          DATE
                                   ------------    -------------     -------------    ------------   ---------------- ----------
MORTGAGE LOANS PAYABLE, NET
1995 Mortgage Loan..............   $  39,443        $    39,567        $      166       $     167          7.220%       1/11/26
CIGNA Loan. ....................      35,117             35,220               219             ---          7.500%       4/01/03
Assumed Loans...................       8,584              8,661               ---             ---          9.250%       1/01/13
LB Mortgage Loan II.............         705                705               ---             ---          8.000%           (1)
Acquisition Mortgage Loan I.....       3,798              3,864               ---             ---          8.500%       8/01/08
Acquisition Mortgage Loan II....       7,769              7,828               ---              51          7.750%       4/01/06
Acquisition Mortgage Loan III...       3,444              3,485               ---              26          8.875%       6/01/03
Acquisition Mortgage Loan IV....       2,469              2,488               ---              19          8.950%      10/01/06
Acquisition Mortgage Loan V.....       2,840  (2)         2,855                19              19          9.010%       9/01/06
Acquisition Mortgage Loan VI....       1,014  (2)         1,024               ---               7          8.875%      11/01/06
Acquisition Mortgage Loan VII...       1,434  (2)         1,450               ---              11          9.750%       3/15/02
Acquisition Mortgage Loan VIII..       1,307              1,340               ---               9          8.450%       7/01/09
                                   ----------       ------------     -------------    ------------
Total ..........................   $ 107,924        $   108,487        $      404       $     309
                                   ==========       ============     =============    ============

SENIOR UNSECURED DEBT, NET
2005 Notes .....................   $  50,000        $    50,000       $     1,246       $     383          6.900%      11/21/05
2006 Notes .....................     150,000            150,000             3,500             875          7.000%      12/01/06
2007 Notes .....................     149,957  (3)       149,956             4,307           1,457          7.600%       5/15/07
2011 Notes .....................      99,435  (3)        99,424             2,786             942          7.375%       5/15/11  (4)
2017 Notes .....................      99,821  (3)        99,818             2,500             625          7.500%      12/01/17
2027 Notes .....................      99,863  (3)        99,862             2,701             914          7.150%       5/15/27  (5)
2028 Notes .....................     199,770  (3)       199,768             3,209           7,051          7.600%       7/15/28
2011 Drs .......................      99,772  (3)        99,767             3,178           1,553          6.500%  (7)  4/05/11  (6)
                                   ----------       ------------     -------------    ------------

Total...........................   $ 948,618        $   948,595      $     23,427      $   13,800
                                   ==========       ============     =============    ============

ACQUISITION FACILITY PAYABLE
1997 Unsecured Acquisition
  Facility......................   $ 141,600        $   134,800      $        695      $      690          5.838%       4/30/01
                                   ==========       ============     =============    ===========

(1) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(2) The Acquisition Mortgage Loan V, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $288, $64 and $86, respectively.
(3) The 2007 Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $43, $565, $179, $137, $230 and $228, respectively.
(4) The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004.
(5) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(6) The 2011 Drs. are required to be redeemed by the Operating Partnership on April 5, 2001 if the Remarketing Dealer elects not to remarket the 2011 Drs.
(7) The 2011 Drs. bear interest at an annual rate of 6.50% to the Remarketing Date. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based on a predetermined formula as disclosed in the related Prospectus Supplement.

     The following is a schedule of the stated maturities of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                                                     Amount
                                                 -------------
                       1999                      $       1,740
                       2000                              2,455
                       2001                            144,260
                       2002                              4,104
                       2003                             37,309
                       Thereafter                    1,008,513
                                                 =============
                       Total                     $   1,198,381
                                                 =============

     The maturity date of the LB Mortgage Loan II is based on a contingent event. As a result, this loan is not included in the preceding table.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)




6.   STOCKHOLDERS' EQUITY

Restricted Stock:

     During the three months ended March 31, 1999, the Company awarded 72,100 shares of restricted common stock to certain employees and 837 shares of restricted common stock to certain Directors. Other employees of the Company converted certain employee stock options to 1,129 shares of restricted common stock. These shares of restricted common stock had a fair value of $1,937 on the date of grant. The restricted common stock vests over periods from five to ten years. Compensation expense will be charged to earnings over the respective vesting period.

Dividends/Distributions:

     The following table summarizes dividends/distributions for the three months ended March 31, 1999:

COMMON STOCK/OPERATING PARTNERSHIP UNITS

                                                                     Dividend/Distribution              Total
                            Record Date          Payable Date             per Share/Unit         Dividend/Distribution
                        -----------------     ------------------     -----------------------    ---------------------
Fourth Quarter 1998     December 31, 1998      January 18, 1999           $       .6000             $     27,081
First Quarter 1999       March 31, 1999         April 19, 1999            $       .6000             $     27,157

PREFERRED STOCK

First Quarter:                                                              Dividend                    Total
                              Record Date       Payable Date               per Share                   Dividend
                           -----------------  ------------------     -----------------------    ---------------------
Series A Preferred Stock    March 15, 1999      March 31, 1999            $      .59375             $        980
Series B Preferred Stock    March 15, 1999      March 31, 1999            $    54.68750             $      2,188
Series C Preferred Stock    March 15, 1999      March 31, 1999            $    53.90600             $      1,078
Series D Preferred Stock    March 15, 1999      March 31, 1999            $    49.68700             $      2,485
Series E Preferred Stock    March 15, 1999      March 31, 1999            $    49.37500             $      1,480

7.   ACQUISITION OF REAL ESTATE

     During the three months ended March 31, 1999, the Company acquired two existing industrial properties and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $18,925, excluding costs incurred in conjunction with the acquisition of the properties.


8.   SALES OF REAL ESTATE

     During the three months ended March 31, 1999, the Company sold ten existing industrial properties and one land parcel. Gross proceeds from these sales were approximately $23,926. Approximately $4,759 of the gross proceeds from the sales of these properties was received from the September 1998 Joint Venture (the Company sold two of the ten properties to the September 1998 Joint Venture at the Company's net book value). The gain on sales of real estate was approximately $1,545.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)






9.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                                               Three Months Ended
                                                                      -------------------------------------
                                                                         March 31,            March 31,
                                                                           1999                 1998
                                                                      ----------------     ----------------
   Interest paid, net of capitalized interest ....................     $       10,352       $        4,514
                                                                      ================     ================
   Interest capitalized...........................................     $        1,229       $          935
                                                                      ================     ================


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
    Dividend/Distribution payable.................................     $       27,157       $       22,709
                                                                      ================     ================
EXCHANGE OF UNITS FOR COMMON SHARES:
    Minority Interest.............................................     $         (255)      $       (2,574)
    Common Stock..................................................                ---                    1
    Additional Paid-In Capital....................................                255                2,573
                                                                      ----------------     ----------------
                                                                       $          ---       $          ---
                                                                      ================     ================
IN CONJUNCTION WITH THE PROPERTY ACQUISITIONS, THE FOLLOWING ASSETS
AND LIABILITIES WERE ASSUMED AND OPERATING PARTNERSHIP UNITS WERE
EXCHANGED:
   Purchase of real estate .......................................     $       18,925       $      157,940
   Prepaid(Accrued) real estate taxes and security deposits ......                 13               (2,067)
   Operating Partnership Units....................................                ---               (1,971)
                                                                      ----------------     ----------------
                                                                       $       18,938       $      153,902
                                                                      ================     ================

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)



10.  EARNINGS PER SHARE

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

                                                          Three Months       Three Months
                                                              Ended             Ended
                                                            March 31,         March 31,
                                                              1999               1998
                                                         ---------------    --------------
   Numerator:

     Net Income......................................    $        25,635    $       22,531
     Less: Preferred Stock Dividends.................             (8,211)           (5,978)
                                                         ===============    --------------
     Net Income Available to Common Stockholders
      - For Basic and Diluted  EPS...................    $        17,424    $       16,553
                                                         ===============    ==============

   Denominator:

     Weighted Average Shares - Basic.................         37,963,720        36,525,832

     Effect of Dilutive Securities:
        Employee and Director Common Stock Options...             84,166           374,177
                                                         ---------------    --------------
     Weighted Average Shares - Diluted...............         38,047,886        36,900,009
                                                         ===============    ==============
   Basic EPS:

     Net Income Available to Common Stockholders.....
                                                         $           .46    $          .45
                                                         ===============    ==============
   Diluted EPS:

     Net Income Available to Common Stockholders.....    $           .46    $          .45
                                                         ===============    ==============

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


11.  COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is involved in legal actions arising from the operation of its business. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.

     The Company has committed to the construction of 22 development projects totaling approximately 2.5 million square feet of GLA. These developments are expected to be funded with cash flow from operations as well as borrowings under the Company's $300,000 unsecured revolving credit facility.

12.  SUBSEQUENT EVENTS

     From April 1, 1999 to April 30, 1999, the Company acquired one land parcel for a purchase price of approximately $695, excluding costs incurred in conjunction with the acquisition of this land parcel. The Company also sold three industrial properties for approximately $11,661 of gross proceeds.

     On April 19, 1999, the Company and the Operating Partnership paid a first quarter 1999 dividend/distribution of $.60 per common share/Unit, totaling approximately $27,157.

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

     The Company was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 84.0% ownership interest at March 31, 1999. As of March 31, 1999, the Company owned 978 in-service properties located in 25 states, containing an aggregate of approximately 68.8 million square feet of gross leasable area ("GLA") and two properties held for redevelopment. Of the 978 in-service properties owned by the Company, 831 are held by the Operating Partnership, 102 are held by limited partnerships in which the Operating Partnership is the 99% limited partner and wholly owned subsidiaries of the REIT are the 1% general partners and 45 are held by limited liability companies of which the Operating Partnership is the sole member. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns a 10% equity interest in, and provides asset and property management services to, a joint venture which invests in industrial properties (the "September 1998 Joint Venture"). Minority interest in the Company at March 31, 1999 represents the approximate 16.0% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

RESULTS OF OPERATIONS

     At March 31, 1999, the Company owned 978 in-service properties with approximately 68.8 million square feet GLA, compared to 834 in-service properties with approximately 60.8 million square feet of GLA at March 31, 1998. The addition of 190 properties acquired or developed between April 1, 1998 and March 31, 1999 included the acquisitions of 177 properties totaling approximately 7.9 million square feet of GLA and the completed development of 13 properties totaling approximately 2.3 million square feet of GLA. The Company also completed the expansion of one property totaling approximately .1 million square feet of GLA and the sales of 45 in-service properties totaling approximately 2.2 million square feet of GLA and several land parcels. The Company also took two properties out of service that were under redevelopment comprising approximately .3 million square feet of GLA.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO THREE MONTHS ENDED MARCH 31, 1998

     Rental income and tenant recoveries and other income increased by approximately $19.2 million or 25.2% due primarily to the properties acquired or developed after December 31, 1997. Approximately $.7 million of this increase is due to acquisition, asset management and property management fees received from the September 1998 Joint Venture. Rental income and tenant recoveries and other income from properties owned prior to January 1, 1998, increased by approximately $3.9 million or 5.5% due primarily to general rent increases and an increase in tenant recovery income charges related to the increase in operating expenses as discussed below.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by approximately $5.4 million or 24.5% due primarily to the properties acquired or developed after December 31, 1997. Expenses from properties owned prior to January 1, 1998, increased by approximately $2.1 million or 10.7% due primarily to an increase in snow removal and related expenses incurred during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 for properties located in certain of the Company's metropolitan areas.

     General and administrative expense increased by approximately $.5 million due primarily to the adoption of Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Acquisitions" ("EITF 97-11"). EITF 97-11, effective March 19, 1998, requires that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred. Prior to March 19, 1998, the Company capitalized internal costs of preacquisition activities incurred in connection with the acquisition of operating properties.

     Interest expense increased by approximately $5.3 million for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 due primarily to a higher average debt balance outstanding resulting from the issuance of unsecured debt to fund the acquisition of additional properties. The average debt balances outstanding for the three months ended March 31, 1999 and 1998 were approximately $1.2 billion and $.9 billion, respectively.

     Amortization of deferred financing costs increased by approximately $.1 million due primarily to amortization of deferred financing costs relating to the issuance of additional senior unsecured debt.

     Depreciation and other amortization increased by approximately $3.4 million due primarily to the additional depreciation and amortization related to the properties acquired or developed after December 31, 1997.

     Equity in income of joint venture of approximately $.1 million for the three months ended March 31, 1999 represents the Company's 10% income interest in the September 1998 Joint Venture.

     The $1.5 million gain on sales of properties for the three months ended March 31, 1999 resulted from the sale of ten existing industrial properties and one land parcel. Gross proceeds from these sales were approximately $23.9 million.

     The $2.4 million gain on sales of properties for the three months ended March 31,1998 resulted from the sale of six existing industrial properties and one land parcel. Gross proceeds from these sales were approximately $23.2 million.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company's cash and cash equivalents was approximately $1.3 million and restricted cash was approximately $13.7 million. Included in restricted cash are approximately $3.4 million of cash reserves required to be set aside under the Company's $40.0 million mortgage loan (the "1995 Mortgage Loan") for payments of security deposit refunds, tenant improvements, capital expenditures, interest, real estate taxes, and insurance. The portion of the cash reserve relating to payments for capital expenditures, interest, real estate taxes, and insurance for properties collateralizing the 1995 Mortgage Loan is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserve relating to security deposit refunds for the tenants occupying the properties collateralizing the 1995 Mortgage Loan is adjusted as tenants turn over. Also included in restricted cash is approximately $10.3 million of net proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Company exchanges into properties under
Section 1031 of the Internal Revenue Code.

THREE MONTHS ENDED MARCH 31, 1999

     Net cash provided by operating activities of approximately $39.1 million for the three months ended March 31, 1999 was comprised primarily of net income before minority interest of approximately $29.1 million and adjustments for non-cash items of approximately $14.0 million, offset by the net change in operating assets and liabilities of approximately $4.0 million. The adjustments for the non-cash items are primarily comprised of depreciation and amortization, offset by the gain on sales of real estate and the effect of the straight-lining of rental income.

     Net cash used in investing activities of approximately $30.4 million for the three months ended March 31, 1999 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, closing costs from the sales of real estate, investment in the September 1998 Joint Venture and an increase in restricted cash from sales proceeds deposited with an intermediary for
Section 1031 exchange purposes, offset by the proceeds from the sales of real estate, distributions from the September 1998 Joint Venture and the repayment of mortgage loans receivable.

     Net cash used in financing activities of approximately $29.2 million for the three months ended March 31, 1999 was comprised primarily of repayments on mortgage loans payable and common and preferred stock dividends and distributions, offset by the net borrowings under the Company's $300 million unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility").

THREE MONTHS ENDED MARCH 31, 1998

     Net cash provided by operating activities of approximately $32.2 million for the three months ended March 31, 1998 was comprised primarily of net income before minority interest of approximately $25.2 million and adjustments for non-cash items of approximately $10.7 million, offset by the net change in operating assets and liabilities of approximately $3.7 million. The adjustments for the non-cash items are primarily comprised of depreciation and amortization, offset by the gain on sales of real estate and the effect of the straight-lining of rental income.

     Net cash used in investing activities of approximately $188.8 million for the three months ended March 31, 1998 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, closing costs from the sales of real estate and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by the proceeds from the sales of real estate and the repayment of mortgage loans receivable.

     Net cash provided by financing activities of approximately $151.7 million for the three months ended March 31, 1998 was comprised primarily of the net proceeds from the issuance of preferred stock and senior unsecured debt and a decrease in restricted cash which was used to pay down and retire the Company's $300.0 million defeased mortgage loan, offset by repayments on mortgage loans payable, net repayments under the 1997 Unsecured Acquisition Facility and common and preferred stock dividends and distributions.

FUNDS FROM OPERATIONS AND RATIO OF EARNINGS TO FIXED CHARGES

     Funds from operations for the three months ended March 31, 1999 were $36.3 million, as compared to $30.4 million for the three months ended March 31, 1998, as a result of the factors discussed in the analysis of operating results above. Management considers funds from operations to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITs, and it is presented to assist investors in analyzing the performance of the Company. In accordance with the National Association of Real Estate Investment Trusts' definition of funds from operations, the Company calculates funds from operations to be equal to net income, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, excluding amortization of deferred financing costs and interest rate protection agreements, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations do not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends and distributions. Funds from operations should not be considered as a substitute for net income as a measure of results of operations or for cash flow from operating activities calculated in accordance with generally accepted accounting principles as a measure of liquidity. Funds from operations as calculated by the Company may not be comparable to similarly titled, but differently calculated, measures of other REITs.

     The following is a reconciliation of net income to funds from operations:


                                          Three Months Ended       Three Months Ended
                                            March 31, 1999           March 31, 1998
                                         ---------------------    --------------------
Net Income Available to
     Common Stockholders.............      $          17,424       $          16,553
Adjustments:
 Depreciation and Other
      Amortization ..................                 16,819                  13,584

 Equity in Depreciation and
      Other Amortization of Joint

Venture..............................                    128
 Minority Interest...................                  3,443                   2,657

 Gain on Sales of Properties.........                 (1,545)                 (2,360)
                                         ---------------------    --------------------
      Funds From Operations..........      $          36,269       $          30,434
                                         =====================    ====================

     The ratio of earnings to fixed charges and preferred stock dividends was
1.66 for the three months ended March 31, 1999 compared to 1.84 for the three months ended March 31, 1998. The decrease is primarily due to additional interest expense and preferred stock dividends incurred during the three months ended March 31, 1999 from additional debt and preferred stock, respectively, issued to fund property acquisitions and developments, which is partially offset by higher net operating income from property acquisitions as discussed in the "Results of Operations" above.

MARKET RISK

     The following discussion about the Company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at March 31, 1999 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

     In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

     At March 31, 1999, $141.6 million (approximately 12% of total debt at March 31, 1999) of the Company's debt was variable rate debt (all of the variable rate debt relates to the Company's 1997 Unsecured Acquisition Facility) and $1,056.5 million (approximately 88% of total debt at March 31, 1999) was fixed rate debt. The Company also had outstanding a written put and a written call option (collectively, the "Written Options") which were issued in conjunction with the initial offering of two tranches of unsecured debt. The Company's past practice has been to lock into fixed interest rates at issuance or fix the rate of variable rate debt through the use of interest rate protection agreements when interest rate market conditions dictate it is advantageous to do so. Currently, the Company does not enter into financial instruments for trading or other speculative purposes.

     For fixed rate debt, changes in interest rates generally affect the fair value of the debt, but not earnings or cash flows of the Company. Conversely, for variable rate debt, changes in the interest rate generally do not impact the fair value of the debt, but would affect the Company's future earnings and cash flows. The interest rate risk and changes in fair market value of fixed rate debt generally do not have a significant impact on the Company until the Company is required to refinance such debt. See Note 5 to the consolidated financial statements for a discussion of the maturity dates of the Company's various fixed rate debt.

     Based upon the amount of variable rate debt outstanding at March 31, 1999, a 10% increase or decrease in the interest rate on the Company's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.8 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at March 31, 1999 by approximately $53.1 million to $1,158.4 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at March 31, 1999 by approximately $58.3 million to $1,269.8 million. A 10% increase in interest rates would decrease the fair value of the Written Options at March 31, 1999 by approximately $2.7 million to $5.6 million. A 10% decrease in interest rates would increase the fair value of the Written Options at March 31, 1999 by approximately $3.3 million to $11.6 million.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

     During the three months ended March 31, 1999, the Company purchased two industrial properties and several land parcels, for an aggregate purchase price of approximately $18.9 million, excluding costs incurred in conjunction with the acquisition of the properties.

     During the three months ended March 31, 1999, the Company sold ten existing industrial properties and one land parcel. Gross proceeds from these sales were approximately $23.9 million. Approximately $4.8 million of the gross proceeds from the sales of these properties was received from the September 1998 Joint Venture (the Company sold two of the ten properties to the September 1998 Joint Venture at the Company's net book value).

     The Company has committed to the construction of 22 development projects totaling approximately 2.5 million square feet of GLA. These developments are expected to be funded with cash flow from operations as well as borrowings under the Company's 1997 Unsecured Acquisition Facility.

     From April 1, 1999 to April 30, 1999, the Company acquired one land parcel for a purchase price of approximately $.7 million, excluding costs incurred in conjunction with the acquisition of this land parcel. The Company also sold three industrial properties for approximately $11.7 million of gross proceeds.

REAL ESTATE HELD FOR SALE

     The Company has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates in order to redeploy capital. At March 31, 1999, the Company had 26 industrial properties comprising approximately 4.3 million square feet of GLA held for sale. Income from operations of the 26 industrial properties held for sale for the three months ended March 31, 1999 and 1998 is $3.3 million and $2.1 million, respectively. Net carrying value of the 26 industrial properties held for sale at March 31, 1999 is approximately $103.1 million. Twenty-five of 26 of these properties were identified as held for sale during the three months ended March 31, 1999. There can be no assurance that such properties held for sale will be sold.

INVESTMENT IN JOINT VENTURE

     During the three months ended March 31, 1999, the Company, through a wholly owned limited liability company in which the Operating Partnership is the sole member, contributed $.7 million to and received distributions of $.2 million from the September 1998 Joint Venture. As of March 31, 1999, the September 1998 Joint Venture owned 146 industrial properties comprising approximately 7.5 million square feet of GLA.

DIVIDENDS/DISTRIBUTIONS

     On January 18, 1999, the Company and the Operating Partnership paid a fourth quarter 1998 distribution of $.60 per common share/Unit, totaling approximately $27.1 million. On April 19, 1999, the Company and Operating Partnership paid a first quarter 1999 distribution of $.60 per common share/Unit, totaling approximately $27.2 million.

     On March 31, 1999, the Company paid first quarter preferred stock dividends of $.59375 per share on its Series A Preferred Stock, $54.688 per share (equivalent to $.54688 per Depositary Share) on its Series B Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, $49.687 per share (equivalent to $.49687 per Depositary Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its Series E Preferred Stock. The preferred stock dividends paid on March 31, 1999 totaled, in the aggregate, approximately $8.2 million.

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

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company is also actively considering acquisition and development joint ventures with institutional partners and the disposition of select assets as additional financing strategies. As of March 31, 1999 and April 30, 1999, $589.2 million of common stock, preferred stock and depositary shares and $100.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company may finance the development or acquisition of additional properties through borrowings under the 1997 Unsecured Acquisition Facility. At March 31, 1999, borrowings under the 1997 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 5.84%. As of April 30, 1999, the Company had approximately $139.4 million available for additional borrowings under the 1997 Unsecured Acquisition Facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Response to this item is included in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
   None.

ITEM 2. CHANGES IN SECURITIES
   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   None.

ITEM 5. OTHER INFORMATION
   Not Applicable

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K/A


Exhibit No.   Description

    27*       Financial Date Schedule

*   Filed herewith.

Report on Form 8-K/A:

   Report on Form 8-K/A No. 1, dated November 6, 1998, filed January 11, 1999 relating to (i) the acquisition of 74 industrial properties by the Company and (ii) the acquisition of 111 industrial properties by a joint venture arrangement, entered into on September 28, 1998, between the Company, through a limited liability company in which First Industrial, L.P. is the sole member, and an institutional investor. The report includes Combined Historical Statements of Revenues and Certain Expenses for the acquired properties and Pro Forma Balance Sheet and Pro Forma Statements of Operations for the Company.

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

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             FIRST INDUSTRIAL REALTY TRUST, INC.


Date: May 5, 1999            By:  /s/ Michael J.Havala
                                 ---------------------------------------------
                                  Michael J. Havala
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.    Description
-----------    -----------

Ex-27*         Financial Data Schedule

*   Filed herewith.