Form 10-Q
period 1999-06-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 1999-08-03
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of Common Stock, $.01 par value, outstanding as of July 29, 1999: 38,044,313

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1999

                                      INDEX




                                                                                                  PAGE
                                                                                                  ----
PART I:  FINANCIAL INFORMATION

  Item 1.  Financial Statements


   Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998......................     2

   Consolidated  Statements of Operations  for the Six Months Ended June 30, 1999 and June 30,
   1998.......................................................................................     3

   Consolidated  Statements  of  Operations  for the Three  Months Ended June 30,1999 and June
   30,1998....................................................................................     4

   Consolidated  Statements  of Cash Flows for the Six Months Ended June 30, 1999 and June 30,
   1998.......................................................................................     5

   Notes to Consolidated Financial Statements.................................................     6-12


  Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations ........................................................     13-21

  Item 3. Quantitative and Qualitative Disclosures About Market Risk..........................     21


PART II:  OTHER INFORMATION

  Item 1. Legal Proceedings ..................................................................     22
  Item 2. Changes in Securities ..............................................................     22
  Item 3. Defaults Upon Senior Securities.....................................................     22
  Item 4. Submission of Matters to a Vote of Security Holders ................................     22
  Item 5. Other Information ..................................................................     22
  Item 6. Exhibits and Report on Form 8-K.....................................................     22



SIGNATURE ....................................................................................     24


EXHIBIT INDEX ................................................................................     25

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       FIRST INDUSTRIAL REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                      June 30,     December 31,
                                                                        1999          1998
                                                                    -----------    -----------
                                               ASSETS
Assets:
   Investment in Real Estate:
      Land ......................................................   $   402,919    $   406,465
      Buildings and Improvements ................................     2,132,884      2,137,499
      Furniture, Fixtures and Equipment .........................         1,437          1,437
      Construction in Progress ..................................        62,321         37,632
      Less: Accumulated Depreciation ............................      (200,975)      (175,886)
                                                                    -----------    -----------
              Net Investment in Real Estate .....................     2,398,586      2,407,147

   Cash and Cash Equivalents ....................................         6,538         21,823
   Restricted Cash ..............................................        39,507         10,965
   Tenant Accounts Receivable, Net ..............................        14,389          9,982
   Investment in Joint Venture ..................................         5,117          4,458
   Deferred Rent Receivable .....................................        16,438         14,519
   Deferred Financing Costs, Net ................................        12,012         12,206
   Prepaid Expenses and Other Assets, Net .......................        72,407         73,362
                                                                    -----------    -----------
              Total Assets ......................................   $ 2,564,994    $ 2,554,462
                                                                    ===========    ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage Loans Payable, Net ..................................   $   107,355    $   108,487
   Senior Unsecured Debt, Net ...................................       948,641        948,595
   Acquisition Facility Payable .................................       158,100        134,800
   Accounts Payable and Accrued Expenses ........................        65,084         72,963
   Rents Received in Advance and Security Deposits ..............        20,894         18,592
   Dividends/Distributions Payable ..............................        27,157         27,081
                                                                    -----------    -----------
              Total Liabilities .................................     1,327,231      1,310,518
                                                                    -----------    -----------

Minority Interest ...............................................       187,563        189,168
Commitments and Contingencies ...................................            --             --
Stockholders' Equity:
   Preferred Stock ($.01 par value, 10,000,000 shares authorized,
    1,650,000, 40,000, 20,000, 50,000 and 30,000 shares of
    Series A, B, C, D and E Cumulative Preferred Stock,
    respectively, issued and outstanding at June 30, 1999 and
    December 31, 1998, having a liquidation preference of $25
    per share ($41,250), $2,500 per share ($100,000), $2,500
    per share ($50,000), $2,500 per share ($125,000) and
    $2,500 per share ($75,000), respectively ....................            18             18
   Common Stock ($.01 par value, 100,000,000 shares authorized;
    38,043,494 and 37,932,015 shares issued and outstanding at
    June 30, 1999 and December 31, 1998, respectively) ..........           380            379
   Additional Paid-in-Capital ...................................     1,174,792      1,171,896
   Distributions in Excess of Accumulated Earnings ..............      (120,363)      (114,205)
   Unamortized Value of Restricted Stock Grants .................        (4,627)        (3,312)
                                                                    -----------    -----------
                Total Stockholders' Equity ......................     1,050,200      1,054,776
                                                                    -----------    -----------
                Total Liabilities and Stockholders' Equity ......   $ 2,564,994    $ 2,554,462
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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                       Six Months      Six Months
                                                                         Ended           Ended
                                                                     June 30, 1999   June 30, 1998
                                                                     -------------   -------------
Revenues:
   Rental Income ...................................................   $ 149,074       $ 132,127
   Tenant Recoveries and Other Income ..............................      40,347          31,392
                                                                       ---------       ---------
             Total Revenues ........................................     189,421         163,519
                                                                       ---------       ---------

Expenses:
   Real Estate Taxes ...............................................      29,534          25,921
   Repairs and Maintenance .........................................       9,849           7,221
   Property Management .............................................       5,600           6,424
   Utilities .......................................................       5,204           4,483
   Insurance .......................................................         435             452
   Other ...........................................................       2,015           2,698
   General and Administrative ......................................       6,496           6,299
   Interest ........................................................      40,302          32,013
   Amortization of Deferred Financing Costs ........................         604             401
   Depreciation and Other Amortization .............................      34,373          30,328
                                                                       ---------       ---------
             Total Expenses ........................................     134,412         116,240
                                                                       ---------       ---------

Income from Operations Before Equity in Income of Joint Venture and
   Income Allocated to Minority Interest ...........................      55,009          47,279
Equity in Income of Joint Venture ..................................         246              --
Income Allocated to Minority Interest ..............................      (7,695)         (4,843)
                                                                       ---------       ---------
Income from Operations .............................................      47,560          42,436
Gain on Sales of Real Estate .......................................       8,342           2,376
                                                                       ---------       ---------
Income Before Cumulative Effect of Change in Accounting Principle ..      55,902          44,812
Cumulative Effect of Charge in Accounting Principle ................          --          (1,976)
                                                                       ---------       ---------
Net Income .........................................................      55,902          42,836
Less:  Preferred Stock Dividends ...................................     (16,422)        (14,188)
                                                                       ---------       ---------
Net Income Available to Common Stockholders ........................   $  39,480       $  28,648
                                                                       =========       =========

Net Income Available to Common Stockholders Before Cumulative Effect
   of Change in Accounting Principle per Weighted Average Common
   Share Outstanding:
             Basic .................................................   $    1.04       $     .83
                                                                       =========       =========
             Diluted ...............................................   $    1.04       $     .82
                                                                       =========       =========

Net Income Available to Common Stockholders Per Weighted Average
   Common Share Outstanding:
             Basic .................................................   $    1.04       $     .77
                                                                       =========       =========
             Diluted ...............................................   $    1.04       $     .77
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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     Three Months     Three Months
                                                                         Ended            Ended
                                                                     June 30, 1999    June 30, 1998
                                                                     -------------    -------------
Revenues:
   Rental Income ...................................................   $ 73,787         $ 70,246
   Tenant Recoveries and Other Income ..............................     20,206           17,059
                                                                       --------         --------
             Total Revenues ........................................     93,993           87,305
                                                                       --------         --------

Expenses:
   Real Estate Taxes ...............................................     14,706           13,532
   Repairs and Maintenance .........................................      4,136            3,829
   Property Management .............................................      2,794            3,515
   Utilities .......................................................      2,284            2,220
   Insurance .......................................................        203              240
   Other ...........................................................      1,000            1,768
   General and Administrative ......................................      3,402            3,665
   Interest ........................................................     20,223           17,252
   Amortization of Deferred Financing Costs ........................        339              224
   Depreciation and Other Amortization .............................     17,304           16,609
                                                                       --------         --------
             Total Expenses ........................................     66,391           62,854
                                                                       --------         --------

Income from Operations Before Equity in Income of Joint Venture
   and Income Allocated to Minority Interest .......................     27,602           24,451
Equity in Income of Joint Venture ..................................        120               --
Income Allocated to Minority Interest ..............................     (4,252)          (2,186)
                                                                       --------         --------
Income from Operations .............................................     23,470           22,265

Gain on Sales of Real Estate .......................................      6,797               16
                                                                       --------         --------
Income Before Cumulative Effect of Change in Accounting Principle ..     30,267           22,281
Cumulative Effect of Change in Accounting Principle ................         --           (1,976)
                                                                       --------         --------
Net Income .........................................................     30,267           20,305
Less:  Preferred Stock Dividends ...................................     (8,211)          (8,210)
                                                                       --------         --------
Net Income Available to Common  Stockholders .......................   $ 22,056         $ 12,095
                                                                       ========         ========

Net Income Available to Common Stockholders Before Cumulative Effect
   of Change in Accounting Principle per Weighted Average Common
   Share Outstanding:
             Basic .................................................   $    .58         $    .38
                                                                       ========         ========
             Diluted ...............................................   $    .58         $    .37
                                                                       ========         ========

Net Income Available to Common Stockholders Per Weighted Average
   Common Share Outstanding:
             Basic .................................................   $    .58         $    .32
                                                                       ========         ========
             Diluted ...............................................   $    .58         $    .32
                                                                       ========         ========







    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                Six Months Ended    Six Months Ended
                                                                 June 30, 1999       June 30, 1998
                                                                ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ..................................................   $  55,902           $  42,836
   Income Allocated to Minority Interest .......................       7,695               4,843
                                                                   ---------           ---------
   Income Before Minority Interest .............................      63,597              47,679

   Adjustments to Reconcile Net Income to Net Cash Provided
   by Operating Activities:
       Depreciation ............................................      31,412              27,134
       Amortization of Deferred Financing Costs ................         604                 401
       Other Amortization ......................................       3,094               3,568
       Equity in Income of Joint Venture .......................        (246)                 --
       Gain on Sales of Real Estate ............................      (8,342)             (2,376)
       Cumulative Effect of Change in Accounting Principle .....          --               1,976
       Provision for Bad Debt ..................................          --                 300
       Increase in Tenant Accounts Receivable and Prepaid
            Expenses and Other Assets ..........................      (7,178)            (16,728)
       Increase in Deferred Rent Receivable ....................      (2,515)             (1,956)
       Decrease in Accounts Payable and Accrued Expenses and
            Rents Received in Advance and Security Deposits ....      (5,967)               (855)
       Increase in Organization Costs ..........................          --                (396)
       (Increase) Decrease in Restricted Cash ..................        (625)              3,898
                                                                   ---------           ---------
             Net Cash Provided by Operating Activities .........      73,834              62,645
                                                                   ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases and Additions to Investment in Real Estate and
        Closing Costs of Sales of Investment in Real Estate ....     (95,245)           (460,575)
   Proceeds from Sales of Investment in Real Estate ............      83,267              29,256
   Contributions to and Investments in Joint Venture ...........        (778)                 --
   Distributions from Joint Venture ............................         365                  --
   Repayment of Mortgage Loans Receivable ......................         199               1,017
   (Increase) Decrease in Restricted Cash ......................     (27,917)                267
                                                                   ---------           ---------
             Net Cash Used in Investing Activities .............     (40,109)           (430,035)
                                                                   ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Sale of Common Stock ..........................          --              36,300
   Common Stock Underwriting Discounts/Offering Costs ..........          --              (2,934)
   Proceeds from Exercise of Employee Stock Options ............          59               1,968
   Proceeds from Sale of Preferred Stock .......................          --             200,000
   Preferred Stock Offering Costs ..............................          --              (7,300)
   Repayments on Mortgage Loans Payable ........................      (1,074)           (300,939)
   Proceeds from Acquisition Facility Payable ..................      56,600             411,200
   Repayments on Acquisition Facility Payable ..................     (33,300)           (310,500)
   Proceeds from Senior Unsecured Debt .........................          --              99,753
   Other Proceeds from Senior Unsecured Debt ...................          --               2,760
   Other Costs of Senior Unsecured Debt ........................          --              (2,565)
   Decrease in Restricted Cash .................................          --             306,000
   Dividends/Distributions .....................................     (54,227)            (44,502)
   Preferred Stock Dividends ...................................     (16,422)            (14,188)
   Debt Issuance Costs and Prepayment Fees .....................        (646)             (7,746)
                                                                   ---------           ---------
             Net Cash (Used in) Provided by Financing Activities     (49,010)            367,307
                                                                   ---------           ---------
Net Decrease in Cash and Cash Equivalents ......................     (15,285)                (83)
Cash and Cash Equivalents, Beginning of Period .................      21,823              13,222
                                                                   ---------           ---------
Cash and Cash Equivalents, End of Period .......................   $   6,538           $  13,139
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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

1.   ORGANIZATION AND FORMATION OF COMPANY

     First Industrial Realty Trust, Inc. (the "Company") was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 84.1% ownership interest at June 30, 1999. As of June 30, 1999, the Company owned 968 in-service properties located in 25 states, containing an aggregate of approximately 67.5 million square feet of gross leasable area ("GLA") and two properties held for redevelopment. Of the 968 in-service properties owned by the Company, 820 are held by the Operating Partnership, 103 are held by limited partnerships in which the Operating Partnership is the 99% limited partner and wholly owned subsidiaries of the REIT are the 1% general partners and 45 are held by limited liability companies of which the Operating Partnership is the sole member. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns a 10% equity interest in, and provides asset and property management services to, a joint venture which invests in industrial properties (the "September 1998 Joint Venture"). Minority interest in the Company at June 30, 1999 represents the approximate 15.9% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

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

     In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 1999 and December 31, 1998, and the reported amounts of revenues and expenses for the six months and three months ended June 30, 1999 and 1998. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1999, the results of its operations and its cash flows for each of the six months and three months ended June 30, 1999 and 1998.

Tenant Accounts Receivable, Net:

     The Company provides an allowance for doubtful accounts against the portion of tenants accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of approximately $2,000 as of June 30, 1999 and December 31, 1998.

3.   INVESTMENT IN JOINT VENTURE

     During the six months ended June 30, 1999, the Company received approximately $1,237 (net of the intercompany elimination) in acquisition, asset management and property management fees from the September 1998 Joint Venture. The Company, through a wholly owned limited liability company in which the Operating Partnership is the sole member, also invested approximately $778 and received distributions of approximately $365 from the September 1998 Joint Venture. As of June 30, 1999, the September 1998 Joint Venture owned 146 industrial properties comprising approximately 7.5 million square feet of GLA.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)



4.   REAL ESTATE HELD FOR SALE

     The Company has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates in order to redeploy capital. At June 30, 1999, the Company had five industrial properties comprising approximately 1.5 million square feet of GLA held for sale. Three of five of these industrial properties were identified as held for sale during the three months ended June 30, 1999. There can be no assurance that such properties held for sale will be sold.

     The following table discloses certain information regarding the five industrial properties held for sale by the Company.


                                                   SIX MONTHS ENDED
                                                       JUNE 30,
                                                 --------------------
                                                   1999        1998
                                                 --------    --------
           Total Revenues                        $  3,101    $  2,121
           Operating Expenses                        (914)       (898)
           Depreciation and Amortization             (123)       (246)
                                                 --------    --------
           Net Income                            $  2,064    $    977
                                                 ========    ========

           Net Carrying Value at June 30, 1999   $ 23,885
                                                 ========

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

5. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE

     The following table discloses certain information regarding the Company's mortgage loans, senior unsecured debt and acquisition facility payable:

                                  OUTSTANDING BALANCE AT           ACCRUED INTEREST PAYABLE AT      INTEREST RATE AT
                               -----------------------------      -----------------------------     ----------------

                                 JUNE 30,       DECEMBER 31,        JUNE 30,       DECEMBER 31,         JUNE 30,       MATURITY
                                   1999            1998               1999             1998               1999           DATE
                               ------------    -------------      ------------    -------------     ----------------   ---------
MORTGAGE LOANS PAYABLE, NET
---------------------------
1995 Mortgage Loan............  $  39,333       $    39,567        $      158       $     167            7.220%         1/11/26
CIGNA Loan. ..................     34,960            35,220               218             ---            7.500%         4/01/03
Assumed Loans.................      8,506             8,661               ---             ---            9.250%         1/01/13
LB Mortgage Loan II...........        705               705               ---             ---            8.000%             (1)
Acquisition Mortgage Loan I...      3,731             3,864               ---             ---            8.500%         8/01/08
Acquisition Mortgage Loan II..      7,723             7,828               ---              51            7.750%         4/01/06
Acquisition Mortgage Loan III.      3,414             3,485               ---              26            8.875%         6/01/03
Acquisition Mortgage Loan IV..      2,454             2,488               ---              19            8.950%        10/01/06
Acquisition Mortgage Loan V...      2,823  (2)        2,855  (2)          ---              19            9.010%         9/01/06
Acquisition Mortgage Loan VI..      1,006  (2)        1,024  (2)          ---               7            8.875%        11/01/06
Acquisition Mortgage Loan VII.      1,419  (2)        1,450  (2)          ---              11            9.750%         3/15/02
Acquisition Mortgage Loan VIII      1,281             1,340               ---               9            8.450%         7/01/09
                                ---------       -----------        ----------       ---------

Total ........................  $ 107,355       $   108,487        $      376       $     309
                                =========       ===========        ==========       =========

SENIOR UNSECURED DEBT, NET
--------------------------
2005 Notes ...................  $  50,000       $    50,000        $      383       $     383            6.900%        11/21/05
2006 Notes ...................    150,000           150,000               875             875            7.000%        12/01/06
2007 Notes ...................    149,959  (3)      149,956  (3)        1,457           1,457            7.600%         5/15/07
2011 Notes ...................     99,447  (3)       99,424  (3)          942             942            7.375%         5/15/11  (4)
2017 Notes ...................     99,823  (3)       99,818  (3)          625             625            7.500%        12/01/17
2027 Notes ...................     99,864  (3)       99,862  (3)          914             914            7.150%         5/15/27  (5)
2028 Notes ...................    199,771  (3)      199,768  (3)        7,009           7,051            7.600%         7/15/28
2011 Drs .....................     99,777  (3)       99,767  (3)        1,553           1,553            6.500%  (7)    4/05/11  (6)
                                ---------       -----------        ----------       ---------

Total  .......................  $ 948,641       $   948,595        $   13,758       $  13,800
                                =========       ===========        ==========       =========

ACQUISITION FACILITY PAYABLE
----------------------------
1997 Unsecured Acquisition
  Facility....................  $ 158,100       $   134,800        $      802       $     690            5.860%         4/30/01
                                =========       ===========        ==========       =========

(1) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(2) At June 30, 1999, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $278, $62 and $78, respectively. At December 31, 1998, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamoritized premiums of $308, $68 and $100, respectively.
(3)  At June 30, 1999, the 2007 Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028
     Notes and the 2011 Drs. are net of unamortized discounts of $41, $553, $177, $136, $229 and $223, respectively. At December 31, 1998, the 2007
     Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028 Notes and the 2011Drs. are net of unamoritized discounts of $44, $576, $182, $138, $232 and $233, respectively.
(4) The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004.
(5) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(6) The 2011 Drs. are required to be redeemed by the Operating Partnership on April 5, 2001 if the Remarketing Dealer elects not to remarket the 2011 Drs.
(7) The 2011 Drs. bear interest at an annual rate of 6.50% to the Remarketing Date. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based on a predetermined formula as disclosed in the related Prospectus Supplement.

     The following is a schedule of the stated maturities and scheduled principle payments of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                                                   Amount
                                               --------------
                  Remainder of 1999             $     1,171
                  2000                                2,455
                  2001                              160,760
                  2002                                4,104
                  2003                               37,309
                  Thereafter                      1,008,533
                                               --------------
                  Total                         $ 1,214,332
                                               ==============

     The maturity date of the LB Mortgage Loan II is based on a contingent event. As a result, this loan is not included in the preceding table.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

6.   STOCKHOLDERS' EQUITY

Restricted Stock:

     During the six months ended June 30, 1999, the Company awarded 72,100 shares of restricted common stock to certain employees and 1,776 shares of restricted common stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 2,641 shares of restricted common stock. These shares of restricted common stock had a fair value of approximately $2,001 on the date of grant. The restricted common stock vests over periods from five to ten years. Compensation expense will be charged to earnings over the respective vesting period.

Non-Qualified Employee Stock Options:

     During the six months ended June 30, 1999, the Company issued 1,034,067 non-qualified employee stock options to certain officers, Directors and employees of the Company. These non-qualified employee stock options vest over one year and have a strike price of $25.13 - $27.69 per share and expire ten years from the date of grant.

Dividends/Distributions:

     The following table summarizes dividends/distributions for the six months ended June 30, 1999:

COMMON STOCK/OPERATING PARTNERSHIP UNITS
----------------------------------------

                                                                           Dividend/Distribution             Total
                                Record Date           Payable Date            per Share/Unit         Dividend/Distribution
                             -----------------     ------------------     -----------------------    ---------------------
Fourth Quarter 1998          December 31, 1998      January 18, 1999             $    .6000                 $ 27,081
First Quarter 1999            March 31, 1999         April 19, 1999              $    .6000                 $ 27,157
Second Quarter 1999           June 30, 1999          July 19, 1999               $    .6000                 $ 27,157

PREFERRED STOCK
---------------
First Quarter:                                                                   Dividend                    Total
                                Record Date           Payable Date               per Share                  Dividend
                             -----------------     ------------------     -----------------------    ---------------------
Series A Preferred Stock       March 15, 1999        March 31, 1999              $   .59375                 $    980
Series B Preferred Stock       March 15, 1999        March 31, 1999              $ 54.68750                 $  2,188
Series C Preferred Stock       March 15, 1999        March 31, 1999              $ 53.90600                 $  1,078
Series D Preferred Stock       March 15, 1999        March 31, 1999              $ 49.68700                 $  2,484
Series E Preferred Stock       March 15, 1999        March 31, 1999              $ 49.37500                 $  1,481

Second Quarter:                                                                  Dividend                    Total
                                Record Date           Payable Date               per Share                  Dividend
                             -----------------     ------------------     -----------------------    ---------------------
Series A Preferred Stock       June 15, 1999          June 30, 1999              $   .59375                 $    980
Series B Preferred Stock       June 15, 1999          June 30, 1999              $ 54.68750                 $  2,188
Series C Preferred Stock       June 15, 1999          June 30, 1999              $ 53.90600                 $  1,078
Series D Preferred Stock       June 15, 1999          June 30, 1999              $ 49.68700                 $  2,484
Series E Preferred Stock       June 15, 1999          June 30, 1999              $ 49.37500                 $  1,481

7.   ACQUISITION OF REAL ESTATE

     During the six months ended June 30, 1999, the Company acquired four existing industrial properties and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $30,638, excluding costs incurred in conjunction with the acquisition of the properties.

8.   SALES OF REAL ESTATE

     During the six months ended June 30, 1999, the Company sold 24 existing industrial properties, one property under development and one land parcel. Gross proceeds from these sales were approximately $83,967. Approximately $4,759 of the gross proceeds from the sales of these properties was received from the September 1998 Joint Venture (the Company sold two properties to the September 1998 Joint Venture at the Company's net book value). The gain on sales of real estate was approximately $8,342.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)




9.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                         Six Months Ended
                                                                      ----------------------
                                                                       June 30,     June 30,
                                                                         1999         1998
                                                                      ---------    ---------
   Interest paid, net of capitalized interest .....................   $  40,165    $  31,501
                                                                      =========    =========
   Interest capitalized ...........................................   $   2,464    $   1,907
                                                                      =========    =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
   Dividend/Distribution payable ..................................   $  27,157    $  23,553
                                                                      =========    =========

EXCHANGE OF UNITS FOR COMMON SHARES:
   Minority Interest ..............................................   $    (638)   $  (3,929)
   Common Stock ...................................................          --            2
   Additional Paid-In Capital .....................................         638        3,927
                                                                      ---------    ---------
                                                                      $      --    $      --
                                                                      =========    =========

IN CONJUNCTION WITH THE PROPERTY ACQUISITIONS, THE FOLLOWING ASSETS
AND LIABILITIES WERE ASSUMED AND OPERATING PARTNERSHIP UNITS WERE
EXCHANGED:
   Purchase of real estate ........................................   $  30,638    $ 418,399
   Accrued real estate taxes and security deposits ................         (44)      (4,137)
   Mortgage Loans .................................................          --       (2,525)
   Operating Partnership Units ....................................          --      (33,802)
                                                                      ---------    ---------
                                                                      $  30,594    $ 377,935
                                                                      =========    =========

IN CONJUNCTION WITH ONE PROPERTY SALE, THE COMPANY ORIGINATED A
MORTGAGE NOTE RECEIVABLE ON BEHALF OF THE BUYER:
   Mortgage note receivable .......................................   $     700
                                                                      ---------

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



                                                                 Six Months Ended                     Three Months Ended
                                                         ---------------------------------     ---------------------------------

                                                          June 30, 1999     June 30, 1998       June 30, 1999     June 30, 1998
                                                         ---------------   ---------------     ---------------   ---------------
   Numerator:
   ----------

     Income Before Cumulative Effect of Change in
       Accounting Principle ......................         $   55,902        $   44,812          $   30,267        $   22,281
     Less: Preferred Dividends ...................            (16,422)          (14,188)             (8,211)           (8,210)
                                                           ----------        ----------          ----------        ----------
     Net Income Available to Common Stockholders
       Before Cumulative Effect of Change in
       Accounting Principle - For Basic and
       Diluted EPS ...............................             39,480            30,624              22,056            14,071

     Cumulative Effect of Change in Accounting
       Principle .................................                 --            (1,976)                 --            (1,976)
                                                           ----------        ----------          ----------        ----------

     Net Income Available to Common Stockholders -
       For Basic and Diluted EPS .................         $   39,480        $   28,648          $   22,056        $   12,095
                                                           ==========        ==========          ==========        ==========

   Denominator:
   ------------

     Weighted Average Shares - Basic .............             38,000            36,982              38,037            37,433

     Effect of Dilutive Securities:
       Employee and Director Common Stock Options                 118               338                 151               264
                                                           ----------        ----------          ----------        ----------

     Weighted Average Shares- Diluted ............             38,118            37,320              38,188            37,697
                                                           ==========        ==========          ==========        ==========

   Basic EPS:
   ----------

     Net Income Available to Common Stockholders
       Before Cumulative Effect of Change in
       Accounting Principle ......................         $     1.04        $      .83          $      .58        $      .38
                                                           ==========        ==========          ==========        ==========

     Cumulative Effect of Change in Accounting
       Principle .................................         $       --        $     (.05)         $       --        $     (.05)
                                                           ==========        ==========          ==========        ==========

     Net Income Available to Common Stockholders .         $     1.04        $      .77          $      .58        $      .32
                                                           ==========        ==========          ==========        ==========

   Diluted EPS:
   ------------

     Net Income Available to Common Stockholders
       Before Cumulative Effect of Change in
       Accounting Principle ......................         $     1.04        $      .82          $      .58        $      .37
                                                           ==========        ==========          ==========        ==========

     Cumulative Effect of Change in Accounting
       Principle .................................         $       --        $     (.05)         $       --        $     (.05)
                                                           ==========        ==========          ==========        ==========

     Net Income Available to Common Stockholders .         $     1.04        $      .77          $      .58        $      .32
                                                           ==========        ==========          ==========        ==========

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

     The Company has committed to the construction of 28 development projects totaling approximately 4.6 million square feet of GLA for an estimated investment of approximately $168.0 million. Of this amount, approximately $93.3 million remains to be funded. These developments are expected to be funded with cash flow from operations, borrowings under the Company's $300,000 unsecured revolving credit facility and proceeds from the sale of select properties of the Company.

12.  SUBSEQUENT EVENTS

     From July 1, 1999 to July 29, 1999, the Company acquired three land parcels for an aggregate purchase price of approximately $3,397, excluding costs incurred in conjunction with the acquisition of these land parcels.

     On July 19, 1999, the Company and the Operating Partnership paid a second quarter 1999 dividend/distribution of $.60 per common share/Unit, totaling approximately $27,157.

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

     The Company was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 84.1% ownership interest at June 30, 1999. As of June 30, 1999, the Company owned 968 in-service properties located in 25 states, containing an aggregate of approximately 67.5 million square feet of gross leasable area ("GLA") and two properties held for redevelopment. Of the 968 in-service properties owned by the Company, 820 are held by the Operating Partnership, 103 are held by limited partnerships in which the Operating Partnership is the 99% limited partner and wholly owned subsidiaries of the REIT are the 1% general partners and 45 are held by limited liability companies of which the Operating Partnership is the sole member. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns a 10% equity interest in, and provides asset and property management services to, a joint venture which invests in industrial properties (the "September 1998 Joint Venture"). Minority interest in the Company at June 30, 1999 represents the approximate 15.9% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

RESULTS OF OPERATIONS

     At June 30, 1999, the Company owned 968 in-service properties with approximately 67.5 million square feet of GLA, compared to 954 in-service properties with approximately 67.7 million square feet of GLA at June 30, 1998. The addition of 74 properties acquired or developed between July 1, 1998 and June 30, 1999 included the acquisitions of 62 properties totaling approximately
2.1 million square feet of GLA and the completed development of 12 properties totaling approximately 1.5 million square feet of GLA. The Company also completed the expansion of one property totaling approximately .1 million square feet of GLA and the sales of 58 in-service properties totaling approximately 3.6 million square feet of GLA and several land parcels. The Company also took two properties out of service that are under redevelopment comprising approximately .3 million square feet of GLA.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED JUNE 30, 1998

     Rental income and tenant recoveries and other income increased by approximately $25.9 million or 15.8% due primarily to the properties acquired or developed after December 31, 1997. Approximately $1.2 million of this increase is due to acquisition, asset management and property management fees received from the September 1998 Joint Venture. Rental income and tenant recoveries and other income from properties owned prior to January 1, 1998, increased by approximately $5.4 million or 4.1% due primarily to rental rate increases and an increase in tenant recovery income charges related to the increase in operating expenses as discussed below.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by approximately $5.4 million or 11.5% due primarily to an increase in real estate taxes, repairs and maintenance and utilities expense due to the properties acquired or developed after December 31, 1997, offset by a decrease in property management fees due to a decrease in the operational costs of the regional offices that manage the properties, as well as a decrease in other expenses. Expenses from properties owned prior to January 1, 1998, increased by approximately $2.2 million or 5.7% due primarily to an increase in snow removal and related expenses incurred during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 for properties located in certain of the Company's metropolitan areas.

     General and administrative expense increased by approximately $.2 million due primarily to the adoption of Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Acquisitions" ("EITF 97-11"). EITF 97-11, effective March 19, 1998, requires that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred. Prior to March 19, 1998, the Company capitalized internal costs of preacquisition activities incurred in connection with the acquisition of operating properties.

     Interest expense increased by approximately $8.3 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 due primarily to a higher average debt balance outstanding resulting from the issuance of unsecured debt to fund the acquisition and development of additional properties, slightly offset by an increase in capitalized interest due to an increase in development activities. The average debt balances outstanding for the six months ended June 30, 1999 and 1998 was approximately $1.2 billion and $1.0 billion, respectively.

     Amortization of deferred financing costs increased by approximately $.2 million due primarily to amortization of deferred financing costs relating to the issuance of additional senior unsecured debt to fund the acquisition and development of additional properties.

     Depreciation and other amortization increased by approximately $4.0 million due primarily to the additional depreciation and amortization related to the properties acquired or developed after December 31, 1997.

     Equity in income of joint venture of approximately $.2 million for the six months ended June 30, 1999 represents the Company's 10% income interest in the September 1998 Joint Venture.

     The $8.3 million gain on sales of properties for the six months ended June 30, 1999 resulted from the sale of 24 existing industrial properties, one property under development and one land parcel. Gross proceeds from these sales were approximately $84.0 million.

     The $2.4 million gain on sales of properties for the six months ended June 30, 1998 resulted from the sale of seven existing industrial properties and three land parcels. Gross proceeds from these sales were approximately $29.3 million.

     The $2.0 million cumulative effect of change in accounting principle for the six months ended June 30, 1998 is the result of the write-off of the unamortized balance of organizational costs on the Company's balance sheet due to the early adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the net unamoritized balance of all start-up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO THREE MONTHS ENDED JUNE 30,
1998

     Rental income and tenant recoveries and other income increased by approximately $6.7 million or 7.7%, due primarily to the properties acquired or developed after March 31, 1998. Approximately $.5 million of this increase is due to acquisition, asset management and property management fees received from the September 1998 Joint Venture. Rental income and tenant recoveries and other income from properties owned prior to April 1, 1998, increased by approximately $2.5 million or 3.4% due primarily to rental rate increases and an increase in tenant recovery income charges due to the increase in operating expenses as discussed below.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses remained relatively unchanged (real estate taxes and repairs and maintenance expense increased due primarily to the properties acquired or developed after March 31, 1998, offset almost in its entirety by a decrease in property management fees due to a decrease in operational costs of the regional offices that manage the properties, as well as a decrease in other expenses). Expenses from properties owned prior to April 1, 1998, increased by approximately $.6 million or 2.9% due primarily to an increase in real estate tax expense, utilities and other expense in the majority of the Company's geographical markets.

     General and administrative expense remained relatively unchanged.

     Interest expense increased by approximately $3.0 million for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 due primarily to a higher average debt balance outstanding resulting from the issuance of unsecured debt to fund the acquisition and development of additional properties, slightly offset by an increase in capitalized interest due to an increase in development activities. The average debt balances outstanding for the three months ended June 30, 1999 and 1998 was approximately $1.2 billion and $1.0 billion, respectively.

     Amortization of deferred financing costs increased by approximately $.1 million due primarily to amortization of deferred financing costs relating to the issuance of additional senior unsecured debt to fund the acquisition and development of additional properties.

     Depreciation and other amortization increased by approximately $.7 million due primarily to the additional depreciation and amortization related to the properties acquired or developed after March 31, 1998.

     Equity in income of joint venture of approximately $.1 million for the three months ended June 30, 1999 represents the Company's 10% income interest in the September 1998 Joint Venture.

     The $6.8 million gain on sales of properties for the three months ended June 30, 1999 resulted from the sale of 14 existing industrial properties and one property under development. Gross proceeds from these sales were approximately $60.1 million.

     The $.02 million gain on sales of properties for the three months ended June 30, 1998 resulted from the sale of one existing industrial property and one land parcel. Gross proceeds from these sales were approximately $23.2 million.

     The $2.0 million cumulative effect of change in accounting principle for the three months ended June 30, 1998 is the result of the write-off of the unamortized balance of organizational costs on the Company's balance sheet due to the early adoption of SOP 98-5, as discussed earlier in this Management's Discussion and Analysis of Financial Condition and Result of Operations.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company's cash and cash equivalents was approximately $6.5 million and restricted cash was approximately $39.5 million. Included in restricted cash are approximately $3.9 million of cash reserves required to be set aside under the Company's $40.0 million mortgage loan (the "1995 Mortgage Loan") for payments of security deposit refunds, tenant improvements, capital expenditures, interest, real estate taxes, and insurance. The portion of the cash reserve relating to payments for capital expenditures, interest, real estate taxes, and insurance for properties collateralizing the 1995 Mortgage Loan is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserve relating to security deposit refunds for the tenants occupying the properties collateralizing the 1995 Mortgage Loan is adjusted as tenants turn over. Also included in restricted cash is approximately $35.6 million of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Company exchanges into properties under Section 1031 of the Internal Revenue Code.

SIX MONTHS ENDED JUNE 30, 1999

     Net cash provided by operating activities of approximately $73.8 million for the six months ended June 30, 1999 was comprised primarily of net income before minority interest of approximately $63.6 million and adjustments for non-cash items of approximately $24.0 million, offset by the net change in operating assets and liabilities of approximately $13.8 million. The adjustments for the non-cash items are primarily comprised of depreciation and amortization, offset by the Company's 10% equity interest in the income of the September 1998 Joint Venture, gain on sales of real estate and the effect of the straight-lining of rental income.

     Net cash used in investing activities of approximately $40.1 million for the six months ended June 30, 1999 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, closing costs from the sales of real estate, investment in the September 1998 Joint Venture and an increase in restricted cash from sales proceeds deposited with an intermediary for
Section 1031 exchange purposes, offset by the proceeds from the sales of real estate, distributions from the September 1998 Joint Venture and the repayment of mortgage loans receivable.

     Net cash used in financing activities of approximately $49.0 million for the six months ended June 30, 1999 was comprised primarily of repayments on mortgage loans payable and common and preferred stock dividends and distributions, offset by the net borrowings under the Company's $300 million unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility").

SIX MONTHS ENDED JUNE 30, 1998

     Net cash provided by operating activities of approximately $62.6 million for the six months ended June 30, 1998 was comprised primarily of net income before minority interest of approximately $47.7 million and adjustments for non-cash items of approximately $29.1 million, offset by the net change in operating assets and liabilities of approximately $14.2 million. The adjustments for the non-cash items are primarily comprised of depreciation and amortization, cumulative effect of change in accounting principle and a provision for bad debt, offset by the gain on sales of real estate and the effect of the straight-lining of rental income.

     Net cash used in investing activities of approximately $430.0 million for the six months ended June 30, 1998 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, closing costs from the sales of real estate, offset by the proceeds from the sales of real estate and the repayment of mortgage loans receivable.

     Net cash provided by financing activities of approximately $367.3 million for the six months ended June 30, 1998 was comprised primarily of the net proceeds from the issuance of common stock, preferred stock and senior unsecured debt, net borrowings under the 1997 Unsecured Acquisition Facility, proceeds from the exercise of employee stock options and a decrease in restricted cash which was used to pay down and retire the Company's $300.0 million defeased mortgage loan, offset by repayments on mortgage loans payable and common and preferred stock dividends and distributions.

FUNDS FROM OPERATIONS AND RATIO OF EARNINGS TO FIXED CHARGES

     Funds from operations for the six months ended June 30, 1999 were $73.0 million, as compared to $63.0 million for the six months ended June 30, 1998, as a result of the factors discussed in the analysis of operating results above. Management considers funds from operations to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITs, and it is presented to assist investors in analyzing the performance of the Company. The Company calculates funds from operations to be equal to net income, excluding gains (or losses) from sales of property, plus depreciation and amortization, excluding amortization of deferred financing costs, before significant non-recurring items that materially distort the comparative measurement of Company performance over time and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations do not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends and distributions. Funds from operations should not be considered as a substitute for net income as a measure of results of operations or for cash flow from operating activities calculated in accordance with generally accepted accounting principles as a measure of liquidity. Funds from operations as calculated by the Company may not be comparable to similarly titled, but differently calculated, measures of other REITs.

     The following is a reconciliation of net income to funds from operations:

                                    Six Months Ended    Six Months Ended
                                      June 30, 1999       June 30, 1998
                                    ----------------    ----------------
Net Income Available to
     Common Stockholders .......        $ 39,480            $ 28,648
Adjustments:
 Depreciation and Other
     Amortization ..............          33,867              29,958
 Equity in Depreciation and
     Other Amortization of Joint
     Venture ...................             279                  --
 Cumulative Effect of Change in
     Accounting Principle ......              --               1,976
 Minority Interest .............           7,695               4,843
 Gain on Sales of Properties ...          (8,342)             (2,376)
                                        --------            --------
     Funds From Operations .....        $ 72,979            $ 63,049
                                        ========            ========


     The ratio of earnings to fixed charges and preferred stock dividends was
1.61 for the six months ended June 30, 1999 compared to 1.64 for the six months ended June 30, 1998. The decrease is primarily due to additional interest expense and preferred stock dividends incurred during the six months ended June 30, 1999 from additional debt and preferred stock, respectively, issued after December 31, 1997 to fund property acquisitions and developments, which is partially offset by higher net operating income (defined as total revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses) from property acquisitions as discussed in the "Results of Operations" above.

MARKET RISK

     The following discussion about the Company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at June 30, 1999 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

     In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

     At June 30, 1999, $158.1 million (approximately 13% of total debt at June 30, 1999) of the Company's debt was variable rate debt (all of the variable rate debt relates to the Company's 1997 Unsecured Acquisition Facility) and $1,056.0 million (approximately 87% of total debt at June 30, 1999) was fixed rate debt. The Company also had outstanding a written put and a written call option (collectively, the "Written Options") which were issued in conjunction with the initial offering of two tranches of unsecured debt. The Company's past practice has been to lock into fixed interest rates at issuance or fix the rate of variable rate debt through the use of interest rate protection agreements when interest rate market conditions dictate it is advantageous to do so. Currently, the Company does not enter into financial instruments for trading or other speculative purposes.

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

     Based upon the amount of variable rate debt outstanding at June 30, 1999, a 10% increase or decrease in the interest rate on the Company's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.9 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at June 30, 1999 by approximately $51.7 million to $978.3 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at June 30, 1999 by approximately $57.4 million to $1,087.4 million. A 10% increase in interest rates would decrease the fair value of the Written Options at June 30, 1999 by approximately $2.5 million to $3.2 million. A 10% decrease in interest rates would increase the fair value of the Written Options at June 30, 1999 by approximately $3.4 million to $9.1 million.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

     During the six months ended June 30, 1999, the Company purchased four industrial properties and several land parcels, for an aggregate purchase price of approximately $30.6 million, excluding costs incurred in conjunction with the acquisition of the properties.

     During the six months ended June 30, 1999, the Company sold 24 existing industrial properties, one property under development and one land parcel. Gross proceeds from these sales were approximately $84.0 million. Approximately $4.8 million of the gross proceeds from the sales of these properties was received from the September 1998 Joint Venture (the Company sold two properties to the September 1998 Joint Venture at the Company's net book value).

     The Company has committed to the construction of 28 development projects totaling approximately 4.6 million square feet of GLA for an estimated investment of approximately $168.0 million. Of this amount, approximately $93.3 million remains to be funded. These developments are expected to be funded with cash flow from operations, borrowings under the Company's 1997 Unsecured Acquisition Facility and proceeds from the sale of select properties of the Company.

     From July 1, 1999 to July 29, 1999, the Company acquired three land parcels for an aggregate purchase price of approximately $3.4 million, excluding costs incurred in conjunction with the acquisition of these land parcels.

REAL ESTATE HELD FOR SALE

     The Company has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates in order to redeploy capital. At June 30, 1999, the Company had five industrial properties comprising approximately 1.5 million square feet of GLA held for sale. Net income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, and depreciation and amortization) of the five industrial properties held for sale for the six months ended June 30, 1999 and 1998 is approximately $2.1 million and $1.0 million, respectively. Net carrying value of the five industrial properties held for sale at June 30, 1999 is approximately $23.9 million. Three of five of these industrial properties were identified as held for sale during the three months ended June 30, 1999. There can be no assurance that such properties held for sale will be sold.

INVESTMENT IN JOINT VENTURE

     During the six months ended June 30, 1999, the Company, through a wholly owned limited liability company in which the Operating Partnership is the sole member, contributed approximately $.7 million to and received distributions of approximately $.4 million from the September 1998 Joint Venture. As of June 30, 1999, the September 1998 Joint Venture owned 146 industrial properties comprising approximately 7.5 million square feet of GLA.

ISSUANCE OF RESTRICTED STOCK

     During the six months ended June 30, 1999, the Company awarded 72,100 shares of restricted common stock to certain employees and 1,776 shares of restricted common stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 2,641 shares of restricted common stock. These shares of restricted common stock had a fair value of approximately $2.0 million on the date of grant. The restricted common stock vests over periods from five to ten years.

NON-QUALIFIED EMPLOYEE STOCK OPTIONS

     During the six months ended June 30, 1999, the Company issued 1,034,067 non-qualified employee stock options to certain officers, Directors and employees of the Company. These non-qualified employee stock options vest over one year and have a strike price of $25.13 - $27.69 per share and expire ten years from the date of grant.

DIVIDENDS/DISTRIBUTIONS

     On January 18, 1999, the Company and the Operating Partnership paid a fourth quarter 1998 distribution of $.60 per common share/Unit, totaling approximately $27.1 million. On April 19, 1999, the Company and the Operating Partnership paid a first quarter 1999 distribution of $.60 per common share/Unit, totaling approximately $27.2 million. On July 19, 1999, the Company and the Operating Partnership paid a second quarter 1999 distribution of $.60 per common share/Unit totaling approximately $27.2 million.

     On March 31, 1999, the Company paid second quarter preferred stock dividends of $.59375 per share on its 9 1/2%, $.01 par value, Series A Cumulative Preferred Stock (the "Series A Preferred Stock"), $54.688 per share (equivalent to $.54688 per Depository Share) on its 8 3/4%, $.01 par value, Series B Cumulative Preferred Stock (the "Series B Preferred Stock"), $53.906 per share (equivalent to $.53906 per Depository Share) on its 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the "Series C Preferred Stock"), $49.687 per share (equivalent to $.49687 per Depository Share) on its 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the "Series D Preferred Stock") and $49.375 per share (equivalent to $.49375 per Depository Share) on its 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the "Series E Preferred Stock"). The preferred stock dividends paid on March 31, 1999 totaled, in aggregate, approximately $8.2 million. On June 30, 1999, the Company paid first quarter preferred stock dividends of $.59375 per share on its Series A Preferred Stock, $54.688 per share (equivalent to $.54688 per Depositary Share) on its Series B Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, $49.687 per share (equivalent to $.49687 per Depositary Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its Series E Preferred Stock. The preferred stock dividends paid on June 30, 1999 totaled, in the aggregate, approximately $8.2 million.

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

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company is also actively considering joint ventures with institutional partners and the disposition of select assets as additional financing strategies. As of June 30, 1999 and July 29, 1999, $589.2 million of common stock, preferred stock and depositary shares and $100.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company may finance the development or acquisition of additional properties through borrowings under the 1997 Unsecured Acquisition Facility. At June 30, 1999, borrowings under the 1997 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 5.8%. As of July 29, 1999, the Company had approximately $115.2 million available for additional borrowings under the 1997 Unsecured Acquisition Facility.

YEAR 2000 COMPLIANCE

     The Year 2000 compliance issue concerns the inability of computerized information systems and non-information systems to accurately calculate, store or use a date after 1999. This could result in computer systems failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

     The Company has discussed its software applications and internal operational programs with its current information systems' vendor and, based on such discussions, believes that such applications and programs will properly recognize calendar dates beginning in the year 2000. The Company is discussing with its material third-party service providers, such as its banks, payroll processor and telecommunications provider, their Year 2000 compliance and is assessing what effect their possible non-compliance might have on the Company. In addition, the Company is discussing with its material vendors the possibility of any interface difficulties and/or electrical or mechanical problems relating to the year 2000 which may affect properties owned by the Company. The Company has also surveyed substantially all of its tenants to determine the status of their Year 2000 compliance and what effect their possible non-compliance might have on the Company. The Company is currently processing the information obtained from such tenant surveys and remains in discussions with its material vendors and third-party service providers. As of June 30, 1999 tenants representing 38% of annual base rents of the Company have replied. Of the tenant surveys received as of June 30, 1999, all have stated that they are Year 2000 compliant or will be Year 2000 compliant by the end of 1999. The Company is still seeking confirmation of Year 2000 compliance from the tenants who have not responded to the tenant survey. Until such time the Company cannot estimate any potential adverse impact resulting from the failure of tenants, vendors or third-party service providers to address their Year 2000 issues; however, to date, no significant Year 2000-related conditions have been identified.

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

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
   None.

ITEM 2. CHANGES IN SECURITIES
   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   On May 12, 1999, First Industrial Realty Trust, Inc. ("the Company") held its Annual Meeting of Stockholders. At the meeting, three Class II directors of the Company were elected to serve until the 2002 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The votes cast for each director were as follows:

   For election of Michael W. Brennan
        Votes for: 33,054,729
        Votes withheld: 88,120

   For election of Michael G. Damone
        Votes for: 33,054,744
        Votes withheld: 88,105

   For election of Kevin W. Lynch
        Votes for: 26,424,965
        Votes withheld: 6,717,884

   In addition, the appointment of PricewaterhouseCoopers LLP, as independent auditors of the Company for the fiscal year ending December 31, 1999 was ratified at the meeting with 33,090,866 shares voting in favor, 21,356 shares voting against and 30,627 shares abstaining.

   Jay H. Shidler, John L. Lesher and J. Steven Wilson continue to serve as Class I directors until their present terms expire in 2001 and their successors are duly elected. John Rau and Robert J. Slater continue to serve as Class III directors until their present terms expire in 2000 and their successors are duly elected.

ITEM 5. OTHER INFORMATION
   Not Applicable

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

Exhibit No.    Description
-----------    -----------

     27*       Financial Data Schedule

*    Filed herewith.

Report on Form 8-K
------------------
   None

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



                              FIRST INDUSTRIAL REALTY TRUST, INC.


Date: July 30, 1999           By: /s/ Michael J. Havala
                                 ----------------------------------------------
                                  Michael J. Havala
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

     27*       Financial Data Schedule

*    Filed herewith.