Form 10-Q
period 1999-09-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 1999-11-05
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of Common Stock, $.01 par value, outstanding as of November 1, 1999: 38,095,388

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                                   FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                                     INDEX
                                     -----


                                                                                                  PAGE
                                                                                                  ----
PART I:  FINANCIAL INFORMATION

    Item 1.  Financial Statements


       Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998..............   2

       Consolidated Statements of Operations for the Nine Months Ended September 30,
       1999 and September 30, 1998.............................................................   3

       Consolidated Statements of Operations for the Three Months Ended September
       30, 1999 and September 30, 1998.........................................................   4

       Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
       1999 and September 30, 1998.............................................................   5

       Notes to Consolidated Financial Statements..............................................   6-13


    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations .............................................................   14-24

    Item 3. Quantitative and Qualitative Disclosures About Market Risk.........................   24


PART II:  OTHER INFORMATION

    Item 1.  Legal Proceedings ................................................................   25
    Item 2.  Changes in Securities ............................................................   25
    Item 3.  Defaults Upon Senior Securities...................................................   25
    Item 4.  Submission of Matters to a Vote of Security Holders ..............................   25
    Item 5.  Other Information ................................................................   25
    Item 6.  Exhibits and Report on Form 8-K...................................................   25



SIGNATURE .....................................................................................   27


EXHIBIT INDEX .................................................................................   28

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      FIRST INDUSTRIAL REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                                          September 30,        December 31,
                                                                                              1999                 1998
                                                                                         ----------------    -----------------
                                     ASSETS
        Assets:
           Investment in Real Estate:
              Land..............................................................         $      398,946       $      406,465
              Buildings and Improvements........................................              2,058,704            2,137,499
              Furniture, Fixtures and Equipment.................................                  1,437                1,437
              Construction in Progress..........................................                 94,973               37,632
              Less: Accumulated Depreciation....................................               (197,734)            (175,886)
                                                                                         --------------       --------------
                      Net Investment in Real Estate.............................              2,356,326            2,407,147

           Cash and Cash Equivalents............................................                 10,350               21,823
           Restricted Cash......................................................                 42,174               10,965
           Tenant Accounts Receivable, Net......................................                 12,170                9,982
           Investment in Joint Ventures.........................................                  6,740                4,458
           Deferred Rent Receivable.............................................                 16,705               14,519
           Deferred Financing Costs, Net........................................                 11,814               12,206
           Prepaid Expenses and Other Assets, Net...............................                 69,405               73,362
                                                                                         ==============       ==============
                      Total Assets..............................................         $    2,525,684       $    2,554,462
                                                                                         ==============       ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
        Liabilities:
           Mortgage Loans Payable, Net..........................................         $      105,468       $      108,487
           Senior Unsecured Debt, Net...........................................                948,666              948,595
           Acquisition Facility Payable.........................................                 95,600              134,800
           Accounts Payable and Accrued Expenses................................                 78,137               72,963
           Rents Received in Advance and Security Deposits......................                 21,161               18,592
           Dividends/Distributions Payable......................................                 27,157               27,081
                                                                                         --------------       --------------
                      Total Liabilities.........................................              1,276,189            1,310,518
                                                                                         --------------       --------------

        Minority Interest.......................................................                188,038              189,168
        Commitments and Contingencies...........................................                 ---                  ---
        Stockholders' Equity:
           Preferred Stock ($.01 par value, 10,000,000 shares authorized,
            1,650,000, 40,000, 20,000, 50,000 and 30,000 shares of Series A, B,
            C, D and E Cumulative Preferred Stock, respectively, issued and outstanding at September 30, 1999 and December 31, 1998, having a liquidation preference of $25 per share ($41,250), $2,500
            per share ($100,000), $2,500 per share ($50,000), $2,500
            per share ($125,000) and $2,500 per  share  ($75,000),
            respectively........................................................                     18                   18
           Common Stock ($.01 par value, 100,000,000 shares
            authorized; 38,094,344 and 37,932,015 shares issued and
            outstanding at September 30, 1999 and December 31, 1998,
            respectively) ......................................................                    381                  379
           Additional Paid-in-Capital...........................................              1,176,148            1,171,896
           Distributions in Excess of Accumulated Earnings......................               (110,769)            (114,205)
           Unamortized Value of Restricted Stock Grants.........................                 (4,321)              (3,312)
                                                                                         --------------       --------------
                      Total Stockholders' Equity................................              1,061,457            1,054,776
                                                                                         --------------       ==============
                      Total Liabilities and Stockholders' Equity................         $    2,525,684       $    2,554,462
                                                                                         ==============       ==============



    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                              Nine Months        Nine Months
                                                                                  Ended             Ended
                                                                              September 30,      September 30,
                                                                                   1999              1998
                                                                              -------------      -------------
Revenues:
   Rental Income.......................................................        $   222,815        $   206,583
   Tenant Recoveries and Other Income..................................             60,737             49,275
                                                                               -----------        -----------
        Total Revenues.................................................            283,552            255,858
                                                                               -----------        -----------

Expenses:
   Real Estate Taxes...................................................             43,103             40,528
   Repairs and Maintenance.............................................             13,259             11,115
   Property Management.................................................              8,270             10,006
   Utilities...........................................................              7,616              7,084
   Insurance...........................................................                631                693
   Other...............................................................              3,070              4,280
   General and Administrative..........................................             10,009              9,824
   Interest............................................................             60,566             51,593
   Amortization of Deferred Financing Costs............................                969                659
   Depreciation and Other Amortization.................................             51,406             46,969
                                                                               -----------       ------------
        Total Expenses.................................................            198,899            182,751
                                                                               -----------       ------------

Income from Operations Before Equity in Income of Joint Ventures and
   Income Allocated to Minority Interest...............................             84,653             73,107
Equity in Income of Joint Ventures.....................................                372               ---
Income Allocated to Minority Interest..................................            (13,801)            (7,656)
                                                                               -----------       ------------
Income from Operations.................................................             71,224             65,451
Gain on Sales of Real Estate...........................................             25,341              3,069
                                                                               -----------       ------------
Income Before Cumulative Effect of Change in Accounting Principle......             96,565             68,520
Cumulative Effect of Charge in Accounting Principle....................               ---              (1,976)
                                                                               -----------       ------------
Net Income.............................................................             96,565             66,544
Less:  Preferred Stock Dividends.......................................            (24,633)           (22,399)
                                                                               -----------       ------------
Net Income Available to Common Stockholders............................        $    71,932       $     44,145
                                                                               ===========       ============

Net Income Available to Common Stockholders Before Cumulative Effect
   of Change in Accounting Principle Per Weighted Average Common
   Share Outstanding:
        Basic..........................................................        $      1.89       $       1.24
                                                                               ===========       ============
        Diluted........................................................        $      1.89       $       1.23
                                                                               ===========       ============
Net Income Available to Common Stockholders Per Weighted Average
   Common Share Outstanding:
        Basic..........................................................        $      1.89       $       1.18
                                                                               ===========       ============
        Diluted........................................................        $      1.89       $       1.18
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

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                              Three Months       Three Months
                                                                                  Ended             Ended
                                                                              September 30,      September 30,
                                                                                   1999              1998
                                                                              -------------      -------------
Revenues:
   Rental Income..........................................................    $      73,741      $      74,456
   Tenant Recoveries and Other Income.....................................           20,390             17,883
                                                                              -------------      -------------
         Total Revenues...................................................           94,131             92,339
                                                                              -------------      -------------

Expenses:
   Real Estate Taxes......................................................           13,569             14,607
   Repairs and Maintenance................................................            3,410              3,894
   Property Management....................................................            2,670              3,582
   Utilities..............................................................            2,412              2,601
   Insurance..............................................................              196                241
   Other..................................................................            1,055              1,582
   General and Administrative.............................................            3,513              3,525
   Interest...............................................................           20,264             19,580
   Amortization of Deferred Financing Costs...............................              365                258
   Depreciation and Other Amortization....................................           17,033             16,641
                                                                              -------------      -------------
         Total Expenses...................................................           64,487             66,511
                                                                              -------------      -------------

Income from Operations Before Equity in Income of Joint Ventures and
   Income Allocated to Minority Interest..................................           29,644             25,828
Equity in Income of Joint Ventures........................................              126               ---
Income Allocated to Minority Interest.....................................           (6,106)            (2,813)
                                                                              -------------      -------------
Income from Operations....................................................           23,664             23,015
Gain on Sales of Real Estate..............................................           16,999                693
                                                                              -------------      -------------
Net Income................................................................           40,663             23,708
Less:  Preferred Stock Dividends..........................................           (8,211)            (8,211)
                                                                              -------------      -------------
Net Income Available to Common Stockholders..............................     $      32,452      $      15,497
                                                                              =============      =============

Net Income Available to Common Stockholders Per Weighted Average
   Common Share Outstanding:
         Basic............................................................    $         .85      $         .41
                                                                              =============      =============
         Diluted..........................................................    $         .85      $         .41
                                                                              =============      =============


    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                  Nine Months Ended       Nine Months Ended
                                                                 September 30, 1999       September 30,1998
                                                                ---------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income.................................................    $          96,565       $          66,544
   Income Allocated to Minority Interest .....................               13,801                   7,656
                                                                  -----------------       -----------------
   Income Before Minority Interest............................              110,366                  74,200

   Adjustments to Reconcile Net Income to Net Cash Provided
   by Operating Activities:
       Depreciation...........................................               46,970                  42,238
       Amortization of Deferred Financing Costs...............                  969                     659
       Other Amortization ....................................                4,620                   5,194
       Equity in Income of Joint Ventures.....................                 (372)                    ---
       Distributions from Joint Ventures......................                  372                     ---
       Gain on Sales of Real Estate...........................              (25,341)                 (3,069)
       Cumulative Effect of Change in Accounting Principle....                  ---                   1,976
       Provision for Bad Debt.................................                  ---                     550
       Increase in Tenant Accounts Receivable and Prepaid
            Expenses and Other Assets.........................               (4,440)                (36,903)
       Increase in Deferred Rent Receivable...................               (3,477)                 (3,033)
       Increase in Accounts Payable and Accrued Expenses and
            Rents Received in Advance and Security Deposits...                7,851                  23,800
       Increase in Organization Costs ........................                  ---                    (396)
       Decrease in Restricted Cash............................                1,080                   3,677
                                                                  -----------------       -----------------
        Net Cash Provided by Operating Activities.............              138,598                 108,893
                                                                  -----------------       -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases and Additions to Investment in Real Estate ......             (150,229)               (572,592)

   Net Proceeds from Sales of Investment in Real Estate.......              182,954                  34,675

   Contributions to and Investments in Joint Ventures.........               (2,528)                    ---

   Distributions from Joint Ventures..........................                  246                     ---

   Funding of Mortgage Loan Receivable........................                 (332)                    ---

   Repayment of Mortgage Loans Receivable.....................                1,014                   1,075

   Decrease in Restricted Cash................................                  344                     ---

   Increase in Restricted Cash ...............................              (32,633)                 (1,871)
                                                                  -----------------       -----------------
        Net Cash Used in Investing Activities.................               (1,164)               (538,713)
                                                                  -----------------       -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Sale of Common Stock.........................                  ---                  36,300

   Common Stock Underwriting Discounts/Offering Costs.........                  ---                  (3,159)

   Proceeds from Exercise of Employee Stock Options...........                   59                   2,430

   Proceeds from Sale of Preferred Stock......................                  ---                 200,000

   Preferred Stock Offering Costs ............................                  ---                  (7,300)

   Repayments on Mortgage Loans Payable.......................               (2,941)               (301,437)

   Proceeds from Acquisition Facility Payable.................               82,100                 505,000

   Repayments on Acquisition Facility Payable.................             (121,300)               (505,600)

   Proceeds from Senior Unsecured Debt........................                  ---                 299,517

   Other Proceeds from Senior Unsecured Debt..................                  ---                   2,760

   Other Costs of Senior Unsecured Debt.......................                  ---                 (11,890)

   Decrease in Restricted Cash................................                  ---                 306,000

   Dividends/Distributions....................................              (81,380)                (68,057)

   Preferred Stock Dividends..................................              (24,633)                (22,399)

   Debt Issuance Costs and Prepayment Fees....................                 (812)                 (9,955)
                                                                  -----------------       -----------------
        Net Cash (Used in) Provided by Financing Activities...             (148,907)                422,210
                                                                  -----------------       -----------------
Net Decrease in Cash and Cash Equivalents.....................              (11,473)                 (7,610)

Cash and Cash Equivalents, Beginning of Period................               21,823                  13,222
                                                                  -----------------       -----------------
Cash and Cash Equivalents, End of Period .....................    $          10,350       $           5,612
                                                                  =================       =================


    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

1.   ORGANIZATION AND FORMATION OF COMPANY

     First Industrial Realty Trust, Inc. (the "Company") was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 84.2% ownership interest at September 30, 1999. As of September 30, 1999, the Company owned 950 in-service properties located in 25 states, containing an aggregate of approximately 65.2 million square feet of gross leasable area ("GLA") and two properties held for redevelopment. Of the 950 in-service properties owned by the Company, 807 are held by the Operating Partnership, 97 are held by limited partnerships in which the Operating Partnership is at least the 99% limited partner and wholly owned subsidiaries of the REIT are the 1% general partners and 46 are held by limited liability companies of which the Operating Partnership is the sole member. The Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns 10% equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties (the "September 1998 Joint Venture" and the "September 1999 Joint Venture"). Minority interest in the Company at September 30, 1999 represents the approximate 15.8% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

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

In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 1999 and December 31, 1998, and the reported amounts of revenues and expenses for each of the nine months and three months ended September 30, 1999 and 1998. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1999, the results of its operations and its cash flows for each of the nine months and three months ended September 30, 1999 and 1998.

Tenant Accounts Receivable, Net:

     The Company provides an allowance for doubtful accounts against the portion of tenants accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of approximately $2,000 as of September 30, 1999 and December 31, 1998.

Reclassification:

Certain 1998 items have been reclassified to conform to the 1999 presentation.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


3.   INVESTMENT IN JOINT VENTURES

     During the nine months ended September 30, 1999, the Company received approximately $1,768 (net of the intercompany elimination) in acquisition, asset management and property management fees from the September 1998 Joint Venture. The Company, through a wholly owned limited liability company in which the Operating Partnership is the sole member, also invested approximately $778 and received distributions of approximately $618 from the September 1998 Joint Venture. As of September 30, 1999, the September 1998 Joint Venture owned 146 industrial properties comprising approximately 7.5 million square feet of GLA.

     On September 2, 1999, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into another joint venture arrangement (the "September 1999 Joint Venture") with an institutional investor to invest in industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership, owns a 10% equity interest in the September 1999 Joint Venture and provides property and asset management services to the September 1999 Joint Venture. On or after August 2001, under certain circumstances, the Company has the option of purchasing all of the properties owned by the September 1999 Joint Venture at a price to be determined in the future. The Company received approximately $907 (net of the intercompany elimination) in acquisition, asset management and property management fees in 1999 from the September 1999 Joint Venture. The Company, through a wholly owned limited liability company in which the Operating Partnership is the sole member, also invested approximately $1,750 in the September 1999 Joint Venture. The Company accounts for the September 1999 Joint Venture under the equity method of accounting. As of September 30, 1999 the September 1999 Joint Venture owned 39 industrial properties compromising approximately 1.2 million square feet of GLA.

4.   REAL ESTATE HELD FOR SALE

     The Company has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates in order to redeploy capital. At September 30, 1999, the Company had five industrial properties comprising approximately 1.0 million square feet of GLA and two land parcels held for sale. Three of five of these industrial properties and both land parcels were identified as held for sale during the three months ended September 30, 1999. There can be no assurance that such properties held for sale will be sold.

     The following table discloses certain information regarding the five industrial properties and two land parcels held for sale by the Company.

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                      ------------------------------
                                                          1999             1998
                                                      -------------    -------------
      Total Revenues                                   $    3,549       $    2,844
      Operating Expenses                                   (1,166)          (1,137)
      Depreciation and Amortization                          (308)            (305)
                                                       ============     ============
      Net Income                                       $    2,075       $    1,402
                                                       ============     ============
      Net Carrying Value at September 30, 1999         $   39,495
                                                       ============

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


5. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE

     On November 5, 1998, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of $1,348 (the "Acquisition Mortgage Loan VIII"). The Acquisition Mortgage Loan VIII was collateralized by three properties in Richland Hills, Texas, bore interest at a fixed rate of 8.45% and provided for monthly principal and interest payments based on a 143-month amortization schedule. On August 2, 1999, the Company paid off and retired the Acquisition Mortgage Loan VIII.

     The following table discloses certain information regarding the Company's mortgage loans, senior unsecured debt and acquisition facility payable:

                                       Outstanding Balance at           Accrued Interest Payable at  Interest Rate at
                                   -------------------------------     ----------------------------  ----------------

                                   September 30,     December 31,      September 30,   December 31,   September 30,    MATURITY
                                       1999              1998              1999            1998            1999          DATE
                                   -------------     ------------      -------------   ------------   -------------    --------
MORTGAGE LOANS PAYABLE, NET
1995 Mortgage Loan............     $  39,221         $  39,567         $      157      $      167          7.220%       1/11/26
CIGNA Loan. ..................        34,745            35,220                ---             ---          7.500%       4/01/03
Assumed Loans.................         8,426             8,661                ---             ---          9.250%       1/01/13
LB Mortgage Loan II...........           705               705                ---             ---          8.000%           (1)
Acquisition Mortgage Loan I...         3,662             3,864                ---             ---          8.500%       8/01/08
Acquisition Mortgage Loan II..         7,677             7,828                ---              51          7.750%       4/01/06
Acquisition Mortgage Loan III          3,382             3,485                ---              26          8.875%       6/01/03
Acquisition Mortgage Loan IV..         2,439             2,488                ---              19          8.950%      10/01/06
Acquisition Mortgage Loan V...         2,808   (2)       2,855  (2)           ---              19          9.010%       9/01/06
Acquisition Mortgage Loan VI..           998   (2)       1,024  (2)           ---               7          8.875%      11/01/06
Acquisition Mortgage Loan VII.         1,405   (2)       1,450  (2)           ---              11          9.750%       3/15/02
Acquisition Mortgage Loan VIII           ---             1,340                ---               9          8.450%           (3)
                                   ---------         ---------         ----------      ----------

Total ........................     $ 105,468         $ 108,487         $      157      $      309
                                   =========         =========         ==========      ==========

SENIOR UNSECURED DEBT, NET
2005 Notes ...................     $  50,000         $  50,000         $    1,246      $      383          6.900%      11/21/05
2006 Notes ...................       150,000           150,000              3,500             875          7.000%      12/01/06
2007 Notes ...................       149,960   (4)     149,956  (4)         4,307           1,457          7.600%       5/15/07
2011 Notes ...................        99,459   (4)      99,424  (4)         2,786             942          7.375%       5/15/11  (5)
2017 Notes ...................        99,826   (4)      99,818  (4)         2,500             625          7.500%      12/01/17
2027 Notes ...................        99,866   (4)      99,862  (4)         2,701             914          7.150%       5/15/27  (6)
2028 Notes ...................       199,774   (4)     199,768  (4)         3,209           7,051          7.600%       7/15/28
2011 Drs .....................        99,781   (4)      99,767  (4)         3,178           1,553          6.500% (8)   4/05/11  (7)
                                   ---------         ---------         ----------      ----------
Total  .......................     $ 948,666         $ 948,595         $   23,427      $   13,800
                                   =========         =========         ==========      ==========

ACQUISITION FACILITY PAYABLE
1997 Unsecured Acquisition
Facility......................     $  95,600         $ 134,800         $      793      $      690           6.26%       4/30/01
                                   =========         =========         ==========      ==========

(1) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(2) At September 30, 1999, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $268, $59 and $71, respectively. At December 31, 1998, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamoritized premiums of $308, $68 and $100, respectively.
(3)   The Acquisition Mortgage Loan VIII was paid off and retired on August 2,
      1999.
(4) At September 30, 1999, the 2007 Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $40, $541, $174, $134, $226 and $219, respectively. At December 31, 1998, the
      2007 Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamoritized discounts of $44, $576, $182, $138, $232 and $233, respectively.
(5) The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004.
(6) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(7) The 2011 Drs. are required to be redeemed by the Operating Partnership on April 5, 2001 if the Remarketing Dealer elects not to remarket the 2011 Drs.
(8) The 2011 Drs. bear interest at an annual rate of 6.50% to the Remarketing Date. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based on a predetermined formula as disclosed in the related Prospectus Supplement.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


5. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

     The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                                          Amount
                                       -------------
          Remainder of 1999             $       539
          2000                                2,342
          2001                               98,137
          2002                                3,970
          2003                               37,163
          Thereafter                      1,007,814
                                       =============
          Total                         $ 1,149,965
                                       =============

     The maturity date of the LB Mortgage Loan II is based on a contingent event. As a result, this loan is not included in the preceding table.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


6.   STOCKHOLDERS' EQUITY

Restricted Stock:

     During the nine months ended September 30, 1999, the Company awarded 72,100 shares of restricted common stock to certain employees and 2,595 shares of restricted common stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 2,641 shares of restricted common stock. These shares of restricted common stock had a fair value of approximately $2,024 on the date of grant. The restricted common stock vests over periods from five to ten years. Compensation expense will be charged to earnings over the respective vesting period.

Non-Qualified Employee Stock Options:

     During the nine months ended September 30, 1999, the Company issued 1,041,567 non-qualified employee stock options to certain officers, Directors and employees of the Company. These non-qualified employee stock options vest over one year and have a strike price of $25.13 - $27.69 per share and expire ten years from the date of grant.

Dividends/Distributions:

     The following table summarizes dividends/distributions for the nine months ended September 30, 1999:

COMMON STOCK/OPERATING PARTNERSHIP UNITS

                                                                           Dividend/Distribution              Total
                                Record Date            Payable Date            per Share/Unit         Dividend/Distribution
                            -------------------     ------------------     ----------------------     ---------------------
Fourth Quarter 1998          December 31, 1998       January 18, 1999        $      .6000                   $  27,081
First Quarter 1999            March 31, 1999          April 19, 1999         $      .6000                   $  27,157
Second Quarter 1999           June 30, 1999           July 19, 1999          $      .6000                   $  27,157
Third Quarter 1999          September 30, 1999       October 18, 1999        $      .6000                   $  27,157

PREFERRED STOCK
First Quarter:                                                                   Dividend                     Total
                                Record Date           Payable Date               per Share                   Dividend
                            -------------------     ------------------     -----------------------    ---------------------
Series A Preferred Stock     March 15, 1999           March 31, 1999         $      .59375                  $     980
Series B Preferred Stock     March 15, 1999           March 31, 1999         $    54.68750                  $   2,188
Series C Preferred Stock     March 15, 1999           March 31, 1999         $    53.90600                  $   1,078
Series D Preferred Stock     March 15, 1999           March 31, 1999         $    49.68700                  $   2,484
Series E Preferred Stock     March 15, 1999           March 31, 1999         $    49.37500                  $   1,481

Second Quarter:                                                                   Dividend                     Total
                                Record Date            Payable Date               per Share                   Dividend
                            -------------------     ------------------     -----------------------    ---------------------
Series A Preferred Stock      June 15, 1999           June 30, 1999          $      .59375                  $     980
Series B Preferred Stock      June 15, 1999           June 30, 1999          $    54.68750                  $   2,188
Series C Preferred Stock      June 15, 1999           June 30, 1999          $    53.90600                  $   1,078
Series D Preferred Stock      June 15, 1999           June 30, 1999          $    49.68700                  $   2,484
Series E Preferred Stock      June 15, 1999           June 30, 1999          $    49.37500                  $   1,481

Third Quarter:                                                                    Dividend                    Total
                                Record Date            Payable Date               per Share                  Dividend
                            -------------------     ------------------     -----------------------    ---------------------
Series A Preferred Stock    September 15, 1999      September 30, 1999       $      .59375                  $     980
Series B Preferred Stock    September 15, 1999      September 30, 1999       $    54.68750                  $   2,188
Series C Preferred Stock    September 15, 1999      September 30, 1999       $    53.90600                  $   1,078
Series D Preferred Stock    September 15, 1999      September 30, 1999       $    49.68700                  $   2,484
Series E Preferred Stock    September 15, 1999      September 30, 1999       $    49.37500                  $   1,481

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


7.   ACQUISITION OF REAL ESTATE

     During the nine months ended September 30, 1999, the Company acquired seven existing industrial properties and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $45,482, excluding costs incurred in conjunction with the acquisition of the properties and land parcels.

8.   SALES OF REAL ESTATE

     During the nine months ended September 30, 1999, the Company sold 49 industrial properties, one property under development and two land parcels. Gross proceeds from these sales were approximately $192,301. Eight of the 49 existing industrial properties sold during the nine months ended September 30, 1999, were sold to an entity whose Chairman of the Board of Directors is also Chairman of the Board of Directors of the Company. The gross proceeds from the sales of these eight industrial properties approximated $39,475 and the gain on sales approximated $14,552. Approximately $4,759 of the gross proceeds from the sales of these properties was received from the September 1998 Joint Venture (the Company sold two properties to the September 1998 Joint Venture at the Company's net book value). The gain on sales of real estate was approximately $25,341.



9.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                             Nine Months Ended
                                                                      -------------------------------
                                                                      September 30,     September 30,
                                                                           1999              1998
                                                                      -------------     -------------

   Interest paid, net of capitalized interest ..................      $     50,988      $     34,441
                                                                      ============      ============
   Interest capitalized.........................................      $      3,893      $      2,628
                                                                      ============      ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
   Dividend/Distribution payable................................      $     27,157      $     23,735
                                                                      ============      ============

EXCHANGE OF UNITS FOR COMMON SHARES:
   Minority Interest............................................      $     (1,972)     $     (5,065)
   Common Stock.................................................                 1                 2
   Additional Paid-In Capital...................................             1,971             5,063
                                                                      ============      ============
                                                                      $      ---        $       ---
                                                                      ============      ============

IN CONJUNCTION WITH THE PROPERTY ACQUISITIONS, THE FOLLOWING
ASSETS AND LIABILITIES WERE ASSUMED AND OPERATING PARTNERSHIP
UNITS WERE EXCHANGED:
   Purchase of real estate .....................................      $     45,482      $    519,479
   Accrued real estate taxes and security deposits .............              (119)           (4,803)
   Mortgage Loans...............................................             ---              (7,926)
   Operating Partnership Units..................................             ---             (47,507)
                                                                      ============      ============
                                                                      $     45,363      $    459,243
                                                                      ============      ============

IN CONJUNCTION WITH ONE PROPERTY SALE, THE COMPANY ORIGINATED A
MORTGAGE NOTE RECEIVABLE ON BEHALF OF THE BUYER:
   Note receivable..............................................      $        700
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


                                                                         Nine Months Ended                Three Months Ended
                                                                 ------------------------------    -------------------------------

                                                                 September 30,    September 30,    September 30,     September 30,
                                                                     1999              1998            1999              1998
                                                                 -------------    -------------    -------------     -------------
Numerator:
----------

  Income Before Cumulative Effect of Change in
    Accounting Principle......................................    $   96,565       $   68,520       $   40,663       $   23,708
  Less: Preferred Dividends...................................       (24,633)         (22,399)          (8,211)          (8,211)
                                                                  ----------       ----------       ----------       ----------
  Net Income Available to Common Stockholders
    Before Cumulative Effect of Change in Accounting
    Principle - For Basic and Diluted EPS.....................        71,932           46,121           32,452           15,497
  Cumulative Effect of Change in Accounting Principle ........           ---           (1,976)             ---              ---
                                                                  ----------       ----------       ----------       ----------

  Net Income Available to Common Stockholders - For
    Basic and Diluted EPS.....................................    $   71,932       $   44,145       $   32,452       $   15,497
                                                                  ==========       ==========       ==========       ==========
Denominator:
------------

  Weighted Average Shares - Basic.............................        38,019           37,282           38,055           37,872

  Effect of Dilutive Securities:
     Employee and Director Common Stock Options...............           114              235              100              116
                                                                  ----------       ----------       ----------       ----------

  Weighted Average Shares - Diluted...........................        38,133           37,517           38,155           37,988
                                                                  ==========       ==========       ==========       ==========

Basic EPS:
----------

  Net Income Available to Common Stockholders Before
     Cumulative Effect of Change in Accounting Principle .....    $     1.89       $     1.24       $      .85       $      .41
                                                                  ==========       ==========       ==========       ==========

  Cumulative Effect of Change in Accounting Principle.........    $      ---       $      .05       $      ---       $      ---
                                                                  ==========       ==========       ==========       ==========

  Net Income Available to Common Stockholders.................    $     1.89       $     1.18       $      .85       $      .41
                                                                  ==========       ==========       ==========       ==========

Diluted EPS:
------------

  Net Income Available to Common Stockholders Before
    Cumulative Effect of Change in Accounting Principle.......    $     1.89       $     1.23       $      .85       $      .41
                                                                  ==========       ==========       ==========       ==========

  Cumulative Effect of Change in Accounting Principle ........    $      ---       $      .05       $      ---       $      ---
                                                                  ==========       ==========       ==========       ==========

  Net Income Available to Common Stockholders.................    $     1.89       $     1.18       $      .85       $      .41
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

     The Company has committed to the construction of 29 development projects totaling approximately 4.5 million square feet of GLA for an estimated investment of approximately $161.2 million. Of this amount, approximately $65.7 million remains to be funded. These developments are expected to be funded with cash flow from operations, borrowings under the Company's $300,000 unsecured revolving credit facility and proceeds from the sale of select properties of the Company.

12.  SUBSEQUENT EVENTS

     From October 1, 1999 to November 1, 1999, the Company acquired two industrial properties for an aggregate purchase price of approximately $10,831, excluding costs incurred in conjunction with the acquisition of these industrial properties and sold one industrial property for approximately $1,425 of gross proceeds.

     On October 18, 1999, the Company and the Operating Partnership paid a third quarter 1999 dividend/distribution of $.60 per common share/Unit, totaling approximately $27,157.

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

     The Company was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 84.2% ownership interest at September 30, 1999. As of September 30, 1999, the Company owned 950 in-service properties located in 25 states, containing an aggregate of approximately 65.2 million square feet of gross leasable area ("GLA") and two properties held for redevelopment. Of the 950 in-service properties owned by the Company, 807 are held by the Operating Partnership, 97 are held by limited partnerships in which the Operating Partnership is at least the 99% limited partner and wholly owned subsidiaries of the REIT are the 1% general partners and 46 are held by limited liability companies of which the Operating Partnership is the sole member. The Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns 10% equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties (the "September 1998 Joint Venture" and the "September 1999 Joint Venture"). Minority interest in the Company at September 30, 1999 represents the approximate 15.8% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

RESULTS OF OPERATIONS

     At September 30, 1999, the Company owned 950 in-service properties with approximately 65.2 million square feet of GLA, compared to 1,001 in-service properties with approximately 69.9 million square feet of GLA at September 30, 1998. The addition of 30 properties acquired or developed between October 1, 1998 and September 30, 1999 included the acquisitions of 19 properties totaling approximately .7 million square feet of GLA and the completed development of 11 properties totaling approximately 1.3 million square feet of GLA. The Company also completed the expansion of one property totaling approximately .1 million square feet of GLA and sold 78 in-service properties totaling approximately 6.1 million square feet of GLA and several land parcels. The Company also took three properties out of service that are under redevelopment, comprising approximately
 .7 million square feet of GLA.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Rental income and tenant recoveries and other income increased by approximately $27.7 million or 10.8% due primarily to the properties acquired or developed after December 31, 1997, offset by a decrease in rental income and tenant recoveries and other income due to properties sold subsequent to December 31, 1997. Approximately $1.8 million of this increase is also due to acquisition, asset management and property management fees received from the September 1998 Joint Venture and the September 1999 Joint Venture (hereinafter defined). Rental income and tenant recoveries and other income from properties owned prior to January 1, 1998, increased by approximately $6.3 million or 3.3% due primarily to rental rate increases and an increase in tenant recovery income charges related to the increase in operating expenses as discussed below.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by approximately $2.2 million or 3.0% due primarily to an increase in real estate taxes, repairs and maintenance and utilities expense due to the properties acquired or developed after December 31, 1997, offset by a decrease in property management fees due to a decrease in the operational costs of the regional offices that manage the properties, a decrease in other expenses and a decrease in property expenses due to properties sold subsequent to December 31, 1997. The majority of the variance in other expense is due to an increase in the allowance for doubtful accounts between January 1, 1998 and September 30, 1998. Expenses from properties owned prior to January 1, 1998, increased by approximately $1.4 million or 2.6% due primarily to an increase in snow removal and related expenses incurred during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 for properties located in certain of the Company's metropolitan areas.

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

     Interest expense increased by approximately $9.0 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 due primarily to a higher average debt balance outstanding resulting from the issuance of unsecured debt to fund the acquisition and development of additional properties, slightly offset by an increase in capitalized interest for the nine months ended September 30, 1999 due to an increase in development activities. The average debt balances outstanding for the nine months ended September 30, 1999 and 1998 was approximately $1.2 billion and $1.0 billion, respectively.

     Amortization of deferred financing costs increased by approximately $.3 million due primarily to amortization of deferred financing costs relating to the issuance of additional senior unsecured debt to fund the acquisition and development of additional properties.

     Depreciation and other amortization increased by approximately $4.4 million due primarily to the additional depreciation and amortization related to the properties acquired or developed after December 31, 1997.

     Equity in income of joint ventures of approximately $.4 million for the nine months ended September 30, 1999 represents the Company's 10% equity interest in the September 1998 Joint Venture and the September 1999 Joint Venture (hereinafter defined).

     The $25.3 million gain on sales of properties for the nine months ended September 30, 1999 resulted from the sale of 49 existing industrial properties, one property under development and two land parcels. Gross proceeds from these sales were approximately $192.3 million.

     The $3.1 million gain on sales of properties for the nine months ended September 30, 1998 resulted from the sale of 12 existing industrial properties and five land parcels. Gross proceeds from these sales were approximately $35.8 million.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Rental income and tenant recoveries and other income increased by approximately $1.8 million or 1.9%, due primarily to rental rate increases, offset by a decrease in rental income and tenant recoveries and other income due to properties sold subsequent to June 30, 1998. Approximately $.5 million of this increase is due to acquisition, asset management and property management fees received from the September 1998 Joint Venture and the September 1999 Joint Venture (hereinafter defined). Rental income and tenant recoveries and other income from properties owned prior to July 1, 1998, increased by approximately $1.3 million or 1.7% due primarily to rental rate increases and an increase in other income.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses decreased by approximately $3.2 million or 12.1% due primarily to a decrease in property management fees due to a decrease in operational costs of the regional offices that manage the properties, a decrease in other expenses and a decrease in property expenses due to properties sold subsequent to June 30, 1998. The majority of the variance in other expense is due to an increase in the allowance for doubtful accounts between July 1, 1998 and September 30, 1998. Expenses from properties owned prior to July 1, 1998, decreased by approximately $1.1 million or 5.0% due primarily to a decrease in real estate tax expense, repairs and maintenance, and utilities expenses in the majority of the Company's geographical markets.

     General and administrative expense remained relatively unchanged.

     Interest expense increased by approximately $.7 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 due primarily to a higher average debt balance outstanding resulting from the issuance of unsecured debt to fund the acquisition and development of additional properties, slightly offset by an increase in capitalized interest due to an increase in development activities. The average debt balances outstanding for the three months ended September 30, 1999 and 1998 was approximately $1.2 billion and $1.1 billion, respectively.

     Amortization of deferred financing costs remained relatively unchanged.

     Depreciation and other amortization increased by approximately $.4 million due primarily to an increase in the weighted average depreciated cost of real estate assets for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998.

     Equity in income of joint ventures of approximately $.1 million for the three months ended September 30, 1999 represents the Company's 10% equity interest in the September 1998 Joint Venture and the September 1999 Joint Venture (hereinafter defined).

     The $17.0 million gain on sales of properties for the three months ended September 30, 1999 resulted from the sale of 25 existing industrial properties and one land parcel. Gross proceeds from these sales were approximately $108.3 million.

     The $.7 million gain on sales of properties for the three months ended September 30, 1998 resulted from the sale of five existing industrial properties and two land parcels. Gross proceeds from these sales were approximately $6.5 million.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company's cash and cash equivalents was approximately $10.4 million and restricted cash was approximately $42.2 million. Included in restricted cash are approximately $1.9 million of cash reserves required to be set aside under the Company's $40.0 million mortgage loan (the "1995 Mortgage Loan") for payments of security deposit refunds, tenant improvements, capital expenditures, interest, real estate taxes, and insurance. The portion of the cash reserve relating to payments for capital expenditures, interest, real estate taxes, and insurance for properties collateralizing the 1995 Mortgage Loan is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserve relating to security deposit refunds for the tenants occupying the properties collateralizing the 1995 Mortgage Loan is adjusted as tenants turn over. Also included in restricted cash is approximately $40.3 million of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Company exchanges into properties under Section 1031 of the Internal Revenue Code.

NINE MONTHS ENDED SEPTEMBER 30, 1999

     Net cash provided by operating activities of approximately $138.6 million for the nine months ended September 30, 1999 was comprised primarily of net income before minority interest of approximately $110.4 million and adjustments for non-cash items of approximately $23.7 million and the net change in operating assets and liabilities of approximately $4.5 million. The adjustments for the non-cash items of approximately $23.7 million are primarily comprised of depreciation and amortization of $52.5 million and distributions from the September 1998 Joint Venture of $.4 million, offset by the Company's 10% equity interests in the income of the September 1998 Joint Venture and the September 1999 Joint Venture of $.4 million, gain on sales of real estate of $25.3 million and the effect of the straight-lining of rental income of $3.5 million.

     Net cash used in investing activities of approximately $1.2 million for the nine months ended September 30, 1999 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investment in the September 1998 Joint Venture and the September 1999 Joint Venture, the funding of a mortgage loan receivable and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by the net proceeds from the sales of real estate, distributions from the September 1998 Joint Venture, a decrease in restricted cash due to a reimbursement from one of the Company's escrows with a lender established for deferred maintenance and the repayment of mortgage loans receivable.

     Net cash used in financing activities of approximately $148.9 million for the nine months ended September 30, 1999 was comprised primarily of repayments on mortgage loans payable, common and preferred stock dividends and distributions and the net borrowings under the Company's $300 million unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility"), offset by proceeds from the exercise of employee stock options.

NINE MONTHS ENDED SEPTEMBER 30, 1998

     Net cash provided by operating activities of approximately $108.9 million for the nine months ended September 30, 1998 was comprised primarily of net income before minority interest of approximately $74.2 million and adjustments for non-cash items of approximately $44.5 million, offset by the net change in operating assets and liabilities of approximately $9.8 million. The adjustments for the non-cash items of approximately $44.5 million are primarily comprised of depreciation and amortization of $48.1 million, cumulative effect of change in accounting principle due to the adoption of SOP 98-5 (as discussed earlier in the Management's Discussion and Analysis of Financial Condition and Results of Operations) of $2.0 million and a provision for bad debts of $.6 million, offset by the gain on sales of real estate of $3.1 million and the effect of the straight-lining of rental income of $3.1 million.

     Net cash used in investing activities of approximately $538.7 million for the nine months ended September 30, 1998 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate and an increase in restricted cash due to a Section 1031 exchange, offset by the net proceeds from the sales of real estate and the repayment of mortgage loans receivable.

     Net cash provided by financing activities of approximately $422.2 million for the nine months ended September 30, 1998 was comprised primarily of the net proceeds from the issuance of common stock, preferred stock and senior unsecured debt, proceeds from the exercise of employee stock options and a decrease in restricted cash which was used to pay down and retire the Company's $300.0 million defeased mortgage loan, offset by repayments on mortgage loans payable, net repayments under the Company's 1997 Unsecured Acquisition Facility and common and preferred stock dividends and distributions.

FUNDS FROM OPERATIONS AND RATIO OF EARNINGS TO FIXED CHARGES

     Funds from operations for the nine months ended September 30, 1999 were $111.5 million, as compared to $97.1 million for the nine months ended September 30, 1998, as a result of the factors discussed in the analysis of operating results above. Management considers funds from operations to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITs, and it is presented to assist investors in analyzing the performance of the Company. The Company calculates funds from operations to be equal to net income, excluding gains (or losses) from sales of property, plus depreciation and amortization, excluding amortization of deferred financing costs, before significant non-recurring items that materially distort the comparative measurement of Company performance over time and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations do not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends and distributions. Funds from operations should not be considered as a substitute for net income as a measure of results of operations or for cash flow from operating activities calculated in accordance with generally accepted accounting principles as a measure of liquidity. Funds from operations as calculated by the Company may not be comparable to similarly titled, but differently calculated, measures of other REITs.

     The following is a reconciliation of net income to funds from operations:



                                           Nine Months Ended         Nine Months Ended
                                          September 30, 1999        September 30, 1998
                                          ------------------        ------------------
Net Income Available to
      Common Stockholders ............        $  71,932                    $  44,145
Adjustments:
 Depreciation and Other
      Amortization ...................           50,639                       46,367
Equity in Depreciation and
      Other Amortization of Joint
      Venture ........................              441                         --
Cumulative Effect of Change in
      Accounting Principle ...........              --                         1,976
Minority Interest ....................           13,801                        7,656
Gain on Sales of Properties ..........          (25,341)                      (3,069)
                                              ---------                    ---------
      Funds From Operations ..........        $ 111,472                    $  97,075
                                              =========                    =========


     The ratio of earnings to fixed charges and preferred stock dividends was
1.63 for the nine months ended September 30, 1999 and 1.62 for the nine months ended September 30, 1998.

MARKET RISK

     The following discussion about the Company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at September 30, 1999 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

     In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

     At September 30, 1999, $95.6 million (approximately 8.3% of total debt at September 30, 1999) of the Company's debt was variable rate debt (all of the variable rate debt relates to the Company's 1997 Unsecured Acquisition Facility) and $1,054 million (approximately 91.7% of total debt at September 30, 1999) was fixed rate debt. The Company also had outstanding a written put and a written call option (collectively, the "Written Options") which were issued in conjunction with the initial offering of two tranches of unsecured debt. The Company's past practice has been to lock into fixed interest rates at issuance or fix the rate of variable rate debt through the use of interest rate protection agreements when interest rate market conditions dictate it is advantageous to do so. Currently, the Company does not enter into financial instruments for trading or other speculative purposes.

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

     Based upon the amount of variable rate debt outstanding at September 30, 1999, a 10% increase or decrease in the interest rate on the Company's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.6 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at September 30, 1999 by approximately $48.7 million to $948.3 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at September 30, 1999 by approximately $57.1 million to $1,054.1 million. A 10% increase in interest rates would decrease the fair value of the Written Options at September 30, 1999 by approximately $1.4 million to $2.5 million. A 10% decrease in interest rates would increase the fair value of the Written Options at September 30, 1999 by approximately $2.2 million to $6.1 million.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

     During the nine months ended September 30, 1999, the Company purchased seven industrial properties and several land parcels, for an aggregate purchase price of approximately $45.5 million, excluding costs incurred in conjunction with the acquisition of the properties and land parcels.

     During the nine months ended September 30, 1999, the Company sold 49 industrial properties, one property under development and two land parcels. Gross proceeds from these sales were approximately $192.3 million. Eight of the 49 existing industrial properties sold during the nine months ended September 30, 1999, were sold to an entity whose Chairman of the Board of Directors is also Chairman of the Board of Directors of the Company. The gross proceeds from the sales of these eight properties approximated $39.5 million and the gain on sales approximated $14.6 million. Approximately $4.8 million of the gross proceeds from the sales of these properties was received from the September 1998 Joint Venture, (the Company sold two properties to the September 1998 Joint Venture at the Company's net book value).

     The Company has committed to the construction of 29 development projects totaling approximately 4.5 million square feet of GLA for an estimated investment of approximately $161.2 million. Of this amount, approximately $65.7 million remains to be funded. These developments are expected to be funded with cash flow from operations, borrowings under the Company's 1997 Unsecured Acquisition Facility and proceeds from the sale of select properties of the Company.

     From October 1, 1999 to November 1, 1999, the Company acquired two industrial properties for an aggregate purchase price of approximately $10.8 million, excluding costs incurred in conjunction with the acquisition of these industrial properties and sold one industrial property for approximately $1.4 million of gross proceeds.

REAL ESTATE HELD FOR SALE

     The Company has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates in order to redeploy capital. At September 30, 1999, the Company had five industrial properties comprising approximately 1.0 million square feet of GLA and two land parcels held for sale. Net income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, and depreciation and amortization) of the five industrial properties and two land parcels held for sale for the nine months ended September 30, 1999 and 1998 is approximately $2.1 million and $1.4 million, respectively. Net carrying value of the five industrial properties and two land parcels held for sale at September 30, 1999 is approximately $39.5 million. Three of five of these industrial properties and both land parcels were identified as held for sale during the three months ended September 30, 1999. There can be no assurance that such properties held for sale will be sold.

INVESTMENT IN JOINT VENTURE

     During the nine months ended September 30, 1999, the Company, through a wholly owned limited liability company in which the Operating Partnership is the sole member, contributed approximately $.8 million to and received distributions of approximately $.6 million from the September 1998 Joint Venture. As of September 30, 1999, the September 1998 Joint Venture owned 146 industrial properties comprising approximately 7.5 million square feet of GLA.

     On September 2, 1999, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into another joint venture arrangement (the "September 1999 Joint Venture") with an institutional investor to invest in industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership, owns a 10% equity interest in the September 1999 Joint Venture and provides property and asset management services to the September 1999 Joint Venture. On or after August 2001, under certain circumstances, the Company has the option of purchasing all of the properties owned by the September 1999 Joint Venture at a price to be determined in the future. The Company received approximately $.9 million (net of the intercompany elimination) in acquisition, asset management and property management fees in 1999 from the September 1999 Joint Venture. The Company, through a wholly owned limited liability company in which the Operating Partnership is the sole member, also invested approximately $1.8 million in the September 1999 Joint Venture. The Company accounts for the September 1999 Joint Venture under the equity method of accounting. As of September 30, 1999, the September 1999 Joint Venture owned 39 industrial properties, compromising approximately 1.2 million square of GLA.

MORTGAGE LOANS

     On November 5, 1998, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of $1.3 million (the "Acquisition Mortgage Loan VIII"). The Acquisition Mortgage Loan VIII was collateralized by three properties in Richland Hills, Texas, bore interest at a fixed rate of 8.45% and provided for monthly principal and interest payments based on a 143-month amortization schedule. On August 2, 1999, the Company paid off and retired the Acquisition Mortgage Loan VIII.

ISSUANCE OF RESTRICTED STOCK

     During the nine months ended September 30, 1999, the Company awarded 72,100 shares of restricted common stock to certain employees and 2,595 shares of restricted common stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 2,641 shares of restricted common stock. These shares of restricted common stock had a fair value of approximately $2.0 million on the date of grant. The restricted common stock vests over periods from five to ten years.

NON-QUALIFIED EMPLOYEE STOCK OPTIONS

     During the nine months ended September 30, 1999, the Company issued 1,041,567 non-qualified employee stock options to certain officers, Directors and employees of the Company. These non-qualified employee stock options vest over one year and have a strike price of $25.13 - $27.69 per share and expire ten years from the date of grant.

DIVIDENDS/DISTRIBUTIONS

     On January 18, 1999, the Company and the Operating Partnership paid a fourth quarter 1998 distribution of $.60 per common share/Unit, totaling approximately $27.1 million. On April 19, 1999, the Company and the Operating Partnership paid a first quarter 1999 distribution of $.60 per common share/Unit, totaling approximately $27.2 million. On July 19, 1999, the Company and the Operating Partnership paid a second quarter 1999 distribution of $.60 per common share/Unit, totaling approximately $27.2 million. On October 18, 1999, the Company and the Operating Partnership paid a third quarter 1999 distribution of $.60 per common share/Unit, totaling approximately $27.2 million.

     On March 31, 1999, the Company paid first quarter preferred stock dividends of $.59375 per share on its 9 1/2%, $.01 par value, Series A Cumulative Preferred Stock (the "Series A Preferred Stock"), $54.688 per share (equivalent to $.54688 per Depository Share) on its 8 3/4%, $.01 par value, Series B Cumulative Preferred Stock (the "Series B Preferred Stock"), $53.906 per share (equivalent to $.53906 per Depository Share) on its 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the "Series C Preferred Stock"), $49.687 per share (equivalent to $.49687 per Depository Share) on its 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the "Series D Preferred Stock") and $49.375 per share (equivalent to $.49375 per Depository Share) on its 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the "Series E Preferred Stock"). The preferred stock dividends paid on March 31, 1999 totaled, in the aggregate, approximately $8.2 million.

     On June 30, 1999, the Company paid second quarter preferred stock dividends of $.59375 per share on its Series A Preferred Stock, $54.688 per share (equivalent to $.54688 per Depository Share) on its Series B Preferred Stock, $53.906 per share (equivalent to $.53906 per Depository Share) on its Series C Preferred Stock, $49.687 per share (equivalent to $.49687 per Depository Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depository Share) on its Series E Preferred Stock. The preferred stock dividends paid on June 30, 1999 totaled, in the aggregate, approximately $8.2 million.

     On September 30, 1999, the Company paid third quarter preferred stock dividends of $.59375 per share on its Series A Preferred Stock, $54.688 per share (equivalent to $.54688 per Depository Share) on its Series B Preferred Stock, $53.906 per share (equivalent to $.53906 per Depository Share) on its Series C Preferred Stock, $49.687 per share (equivalent to $.49687 per Depository Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depository Share) on its Series E Preferred Stock. The preferred stock dividends paid on September 30, 1999 totaled in the aggregate, approximately $8.2 million.

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

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through disposition of select assets, long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company is also actively considering joint ventures with institutional partners as an additional financing strategy. As of September 30, 1999 and November 1, 1999, $589.2 million of common stock, preferred stock and depositary shares and $100.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company may finance the development or acquisition of additional properties through borrowings under the 1997 Unsecured Acquisition Facility. At September 30, 1999, borrowings under the 1997 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 6.26%. As of November 1, 1999, the Company had approximately $184.2 million available for additional borrowings under the 1997 Unsecured Acquisition Facility.


YEAR 2000 COMPLIANCE

     The Year 2000 compliance issue concerns the inability of computerized information systems and non-information systems to accurately calculate, store, or use a date after 1999. This could result in computer systems failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

     The Company has discussed its software applications and internal operational programs with its current information systems' vendor and, based on such discussions, believes that such applications and programs will properly recognize calendar dates beginning in the year 2000. The Company is discussing with its material third-party service providers, such as its banks, payroll processor and telecommunications provider, their Year 2000 compliance and is assessing what effect their possible non-compliance might have on the Company. In addition, the Company is discussing with its material vendors the possibility of any interface difficulties and/or electrical or mechanical problems relating to the year 2000 which may affect properties owned by the Company. The Company has also surveyed substantially all of its tenants to determine the status of their Year 2000 compliance and what effect their possible non-compliance might have on the Company. The Company is currently processing the information obtained from such tenant surveys and remains in discussions with its material vendors and third-party service providers. As of September 30, 1999 tenants representing 55% of annual base rents of the Company have replied. Of the tenant surveys received as of September 30, 1999, all have stated that they are Year 2000 compliant or will be Year 2000 compliant by the end of 1999. The Company is still seeking confirmation of Year 2000 compliance from the tenants who have not responded to the tenant survey. Until such time the Company cannot estimate any potential adverse impact resulting from the failure of tenants, vendors or third-party service providers to address their Year 2000 issues; however, to date, no significant Year 2000-related conditions have been identified.

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

     Based on its current information, the Company believes that the risk posed by any foreseeable Year 2000-related problem with its internal systems and the systems at its properties (including both information and non-information systems) or with its vendors or tenants is minimal. The Company believes that Year 2000-related problems with the Company's software applications and internal operational programs or with the electrical or mechanical systems at its properties are unlikely to cause more than minor disruptions in the Company's operations. The Company believes that the risk posed by Year 2000-related problems at certain of its third-party service providers, such as its banks, payroll processor and telecommunications provider is marginally greater, though, based on its current information, the Company is not aware that any such problems would have a material effect on its operations. Any Year 2000 related problems at such third-party service providers could delay the processing of financial transactions and the Company's payroll and could disrupt the Company's internal and external communications. At this time, the Company has not developed and does not anticipate developing any contingency plans with respect to Year 2000 issues. In addition, the Company has no plans to seek independent verification or review of its assessment of its Year 2000 issues. The Company does intend to complete its assessment of, and to continue to monitor, its Year 2000 issues and will develop contingency plans if, and to the extent, deemed necessary.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   None

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



                                          FIRST INDUSTRIAL REALTY TRUST, INC.


Date: November 1, 1999                    By:  /s/ Michael J. Havala
                                             -----------------------------------
                                             Michael J. Havala
                                             Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.    Description
-----------    -----------

      27*      Financial Data Schedule

*    Filed herewith.