Form 10-K
period 1999-12-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 2000-03-15
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999 OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _______.


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

                   9.500% SERIES A CUMULATIVE PREFERRED STOCK
         DEPOSITARY SHARES EACH REPRESENTING 1/100 OF A SHARE OF 8.750%
                      SERIES B CUMULATIVE PREFERRED STOCK

         DEPOSITARY SHARES EACH REPRESENTING 1/100 OF A SHARE OF 8.625%
                       SERIES C CUMULATIVE PREFERRED STOCK

         DEPOSITARY SHARES EACH REPRESENTING 1/100 OF A SHARE OF 7.950%
                      SERIES D CUMULATIVE PREFERRED STOCK

         DEPOSITARY SHARES EACH REPRESENTING 1/100 OF A SHARE OF 7.900%
                       SERIES E CUMULATIVE PREFERRED STOCK
                                (Title of class)

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
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $849.0 million based on the closing price on the New York Stock Exchange for such stock on March 10, 2000.

At March 10, 2000, 38,557,701, shares of the Registrant's Common Stock, $.01 par value, were outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 17, 2000.

                       FIRST INDUSTRIAL REALTY TRUST, INC.

                                TABLE OF CONTENTS



                                                                                                                     PAGE
                                                                                                                     ----
PART I.


    Item 1.       Business ........................................................................................   3
    Item 2.       The Properties...................................................................................   7
    Item 3.       Legal Proceedings................................................................................  26
    Item 4.       Submission of Matters to a Vote of Security Holders..............................................  26



PART II.


    Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters............................  27
    Item 6.       Selected Financial Data..........................................................................  27
    Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations............  30
    Item 7a.      Quantitative and Qualitative Disclosures About Market Risk.......................................  39
    Item 8.       Financial Statements and Supplementary Data......................................................  39
    Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosures............  39



PART III.


    Item 10.      Directors and Executive Officers of the Registrant...............................................  39
    Item 11.      Executive Compensation...........................................................................  39
    Item 12.      Security Ownership of Certain Beneficial Owners and Management...................................  39
    Item 13.      Certain Relationships and Related Transactions...................................................  39



PART IV.

    Item 14.      Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K.............  40



SIGNATURES.........................................................................................................  45

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. First Industrial Realty Trust, Inc. (the "Company") intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of capital, interest rates, competition, supply and demand for industrial properties in the Company's current and proposed market areas and general accounting principles, policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission.

                                     PART I


ITEM 1.  BUSINESS

                                   THE COMPANY
GENERAL

         First Industrial Realty Trust, Inc. is a Maryland corporation organized on August 10, 1993, and is a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). First Industrial Realty Trust, Inc. and its consolidated partnerships and limited liability companies (the "Company") is a self-administered and fully integrated real estate company which owns, manages, acquires, sells and develops industrial real estate. The Company completed its initial public offering in June 1994 (the "Initial Offering"). Upon consummation of the Initial Offering, the Company owned 226 industrial properties which contained an aggregate of 17.4 million square feet of gross leasable area ("GLA"). As of December 31, 1999, the Company's portfolio consisted of 545 light industrial properties, 152 bulk warehouse properties, 149 R&D/flex properties, 76 regional warehouse properties and 45 manufacturing properties containing approximately 67.0 million square feet of GLA located in 25 states.

         The Company's interests in its properties and land parcels are held through partnerships controlled by the Company, including First Industrial, L.P. (the "Operating Partnership"), of which the Company is the sole general partner, as well as, among others, First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P., First Industrial Pennsylvania, L.P., First Industrial Harrisburg, L.P., First Industrial Indianapolis, L.P., First Industrial Development Services, L.P. and TK-SV, LTD., of which the sole general partner of each is a wholly-owned subsidiary of the Company, and the sole limited partner of each is the Operating Partnership, as well as limited liability companies of which the Operating Partnership is the sole member. The Company is also the majority economic stockholder of First Industrial Enterprises of Michigan, Inc. and FR Development Services, Inc. The Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns 10% equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties.

         The Company utilizes an operating approach which combines the effectiveness of decentralized, locally based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and fiscal control systems. At March 10, 2000, the Company had 269 employees.

         The Company has grown and will seek to continue to grow through the development of industrial properties and acquisition of additional industrial properties.


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

- External Growth. The Company seeks to grow externally through (i) the development of industrial properties; (ii) the acquisition of portfolios of industrial properties, industrial property businesses or individual properties which meet the Company's investment parameters; and (iii) the expansion of its properties.

BUSINESS STRATEGIES

         The Company utilizes the following six strategies in connection with the operation of its business:

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

- Market Strategy. The Company's market strategy is to concentrate on the top 25 industrial real estate markets in the United States. These 25 markets were selected based upon (i) the strength of their industrial real estate fundamentals, including increased industrial demand expectations from e-commerce and supply chain management; (ii) their history and future outlook for continued economic growth and diversity; and (iii) a minimum market size of 100 million square feet of industrial space. Due to this new market strategy, the Company plans on exiting the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids, Hartford, New Orleans/Baton Rouge, and Long Island. The net proceeds from the sales of properties in these markets will be used to bolster the Company's holdings in Atlanta, Baltimore/Washington, Chicago, Cincinnati/Louisville, Dallas/Fort Worth, Denver, Detroit, Harrisburg/Central Pennsylvania, Houston, Indianapolis, Los Angeles, Milwaukee, Minneapolis, Nashville, Northern New Jersey, Philadelphia, Phoenix, Portland, Salt Lake City, St. Louis and Tampa and to potentially enter new markets which fit its market strategy.

- Disposition Strategy. As mentioned in the Market Strategy section above, the Company is planning to exit the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids, Hartford, New Orleans/Baton Rouge, and Long Island. The Company also continues to evaluate local market conditions and property-related factors in its other markets and will consider disposition of select assets.

- Acquisition/Development Strategy. The Company's acquisition/development strategy is to concentrate on the top 25 markets mentioned in the Market Strategy section above. The Company will use its Integrated Industrial Solutions TM capabilities to target these markets. Of the 967 properties in the Company's portfolio at December 31, 1999, 230 properties have been developed by either the Company or its former management. The Company will continue to leverage the development capabilities of its management, many of whom are leading developers in their respective markets. In 1996, the Company formed First Industrial Development Services, L.P. to focus on development activities.

- Financing Strategy. The Company plans on utilizing net sales proceeds from property sales as well as borrowings under its $300 million unsecured line of credit to finance future acquisitions and developments.

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


RECENT DEVELOPMENTS

         In 1999, the Company acquired or completed development of 40 properties, developed one expansion and acquired several parcels of land for a total investment of approximately $178.9 million. The Company also sold 56 in-service properties and several parcels of land for a gross sales price of approximately $245.8 million. At December 31, 1999, the Company owned 967 in-service properties containing approximately 67.0 million square feet of GLA.


         On September 2, 1999, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the "September 1999 Joint Venture") with an institutional investor to invest in industrial properties. The Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, owns a 10% equity interest in the September 1999 Joint Venture and provides property and asset management services to the September 1999 Joint Venture. As of December 31, 1999, the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA.

      During the period January 1, 2000 through March 10, 2000, the Company acquired or completed development of 11 industrial properties and acquired two land parcels for a total estimated investment of approximately $33.5 million. The Company also sold six industrial properties and two land parcels for approximately $41.5 million of gross proceeds.


     In March 2000, the Company declared a first quarter 2000 dividend of $.62 per share/unit on its common stock/units which is payable on April 17, 2000. The Company also declared preferred stock dividends of $.59375 per share on its 9 1/2%, $.01 par value, Series A Cumulative Preferred Stock, $54.688 per share (equivalent to $.54688 per Depositary Share) on its 8 3/4%, $.01 par value, Series B Cumulative Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock, $49.687 per share (equivalent to $.49687 per Depositary Share) on its 7.95%, $.01 par value, Series D Cumulative Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its 7.90%, $.01 par value, Series E Cumulative Preferred Stock, respectively, which is payable on March 31, 2000.

         In March 2000, the Company's Board of Directors approved the repurchase of up to $100 million of the Company's common stock. The Company will make purchases from time to time, if price levels warrant, in the open market or in privately negotiated transactions. Stock repurchases will be funded from internally generated funds.

FUTURE PROPERTY ACQUISITIONS, DEVELOPMENTS AND PROPERTY SALES

         The Company has an active acquisition and development program through which it is continually engaged in identifying, negotiating and consummating portfolio and individual industrial property acquisitions and developments. As a result, the Company is currently engaged in negotiations relating to the possible acquisition and development of certain industrial properties located in certain of the Company's top 25 markets.

         The Company also has an active sales program. As a result, the Company is currently engaged in negotiations relating to the possible sales of certain industrial properties in the Company's current portfolio.

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

                                    INDUSTRY

         Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output. Historically, occupancy rates for industrial property in the United States have been higher than those for other types of commercial property. The Company believes that the higher occupancy rate in the industrial property sector is a result of the construction-on-demand nature of, and the comparatively short development time required for, industrial property. For the five years ended December 31, 1999, the occupancy rates for industrial properties in the United States have ranged from 92.5%* to 92.8%*, with an occupancy rate of 92.8%* at December 31, 1999.


* Source: Torto Wheaton Research

ITEM 2.  THE PROPERTIES

GENERAL


         At December 31, 1999, First Industrial owned 967 in-service properties containing approximately 67.0 million square feet of GLA in 25 states, with a diverse base of more than 2,900 tenants engaged in a wide variety of businesses, including manufacturing, retailing, wholesale trade, distribution and professional services. The properties are generally located in business parks which have convenient access to interstate highways and rail and air transportation. The weighted average age of the properties as of December 31, 1999 was approximately 15 years.

         The Company classifies its properties into five industrial categories:
Light industrial, bulk warehouse, R&D/flex, regional warehouse and manufacturing. While some properties may have characteristics which fall under more than one property type, the Company uses what it feels is the most dominating characteristic to categorize the property.

         Each of the properties is wholly owned by the Company. The following tables summarize certain information as of December 31, 1999 with respect to the Company's properties. Information in the tables excludes properties under development at December 31, 1999.


                                PROPERTY SUMMARY

                               Light Industrial           Bulk Warehouse            R&D/ Flex
                           ----------------------    -----------------------  ---------------------
                                         Number                    Number                  Number
   Metropolitan                            of                        of                     of
       Area                  GLA       Properties       GLA       Properties    GLA      Properties
-------------------        ---------   ----------    ----------  -----------  -------    ----------
Atlanta, GA                  458,841        8         3,911,369         14      153,508         4
Baltimore, MD                591,373        9           142,140          1       78,418         1
Baton Rouge, LA              116,347        3           108,800          1         --        --
Central                      383,070        4         3,266,314         13         --        --
Pennsylvania
Chicago, IL                1,477,118       26         3,115,221         15      160,240         4
Cincinnati, OH               445,595        7         1,040,080          4         --        --
Cleveland, OH                201,116        6              --         --        102,500         1
Columbus, OH                  57,255        1         1,653,534          4      217,612         2
Dallas, TX                   753,653       21           698,543          4      118,618         4
Dayton, OH                   322,746        6              --         --         20,000         1
Denver, CO                 1,915,015       46           202,939          2    1,796,017        46
Des Moines, IA               129,072        4           879,043          5         --        --
Detroit, MI                2,901,481      105         1,260,116         10      626,579        22
Grand Rapids, MI             564,816       11         1,836,125         11       10,000         1
Hartford, CT                 391,800        9           143,391          1         --        --
Houston, TX                  467,615        7         1,939,227         12       95,073         1
Indianapolis, IN             727,980       16         3,016,306         11       62,200         5
Long Island, NY            1,957,814       37         1,357,093          8      425,694         3
Louisville, KY                  --       --             744,900          2         --        --
Milwaukee, WI                290,790        6              --         --         93,705         2
Minneapolis/St Paul, MN    1,325,081       24         1,622,724          8      661,878        10
Nashville, TN                334,061        7         1,165,909          7         --        --
N. New Jersey              1,072,454       34           158,242          1      236,464         8
New Orleans, LA              342,287        9              --         --        169,801         5
Philadelphia, PA             273,775       12           110,000          1      117,873         3
Phoenix, AZ                   38,560        1           174,854          1       99,418         1
Portland, OR                 791,706       33              --         --         53,021         2
Salt Lake City, UT           590,929       40              --         --         91,152         5
S. New Jersey                949,654       23           323,750          2         --        --
St. Louis, MO                540,197       11           834,519          6         --        --
Tampa, FL                    487,905       17           213,744          2      429,404        18
Other(a)                      58,254        2           710,755          6         --        --
                          ----------     ----        ----------       ----    ---------      ----
            Total         20,958,360      545        30,629,638        152    5,819,175       149
                          ==========     ====        ==========       ====    =========      ====


                             Regional Warehouse       Manufacturing
                             -------------------  ---------------------
                                        Number                 Number
   Metropolitan                          of                     of
       Area                    GLA    Properties    GLA      Properties
-------------------          -------- ----------  --------   ----------
Atlanta, GA                  275,135         3      419,600         3
Baltimore, MD                   --        --        171,000         1
Baton Rouge, LA                 --        --           --        --
Central                      117,579         3         --        --
Pennsylvania
Chicago, IL                   66,000         1    1,069,167         6
Cincinnati, OH                  --        --           --        --
Cleveland, OH                 51,525         1         --        --
Columbus, OH                    --        --        255,470         1
Dallas, TX                    65,700         1      224,984         2
Dayton, OH                      --        --           --        --
Denver, CO                   301,492         5         --        --
Des Moines, IA                88,000         1         --        --
Detroit, MI                  899,381        20       17,240         1
Grand Rapids, MI                --        --        445,250         2
Hartford, CT                    --        --         84,000         1
Houston, TX                  439,185         6         --        --
Indianapolis, IN             295,310         8       54,000         1
Long Island, NY              157,995         3       62,898         1
Louisville, KY                  --        --           --        --
Milwaukee, WI                 79,268         2      468,000         1
Minneapolis/St Paul, MN      537,034         5    1,395,184        15
Nashville, TN                   --        --        109,058         1
N. New Jersey                192,153         3         --        --
New Orleans, LA               40,500         1         --        --
Philadelphia, PA              46,750         1       56,827         2
Phoenix, AZ                  261,156         3         --        --
Portland, OR                    --        --           --        --
Salt Lake City, UT              --        --           --        --
S. New Jersey                129,971         2       22,738         1
St. Louis, MO                   --        --           --        --
Tampa, FL                    326,309         6         --        --
Other (a)                     50,000         1      346,103         6
                           ---------     -----   ----------      ----
            Total          4,420,443        76    5,201,519        45
                           =========     =====   ==========      ====



(a) Properties are located in Denton, Texas; Abilene, Texas; McAllen, Texas; Austin, Texas; Wichita, Kansas; West Lebanon, New Hampshire; Green Bay, Wisconsin; Shreveport, Louisiana and Clarion, Iowa.

                             PROPERTY SUMMARY TOTALS

                                                                      TOTALS
                                       -----------------------------------------------------------------
                                                       NUMBER OF       OCCUPANCY AT       GLA AS A % OF
     METROPOLITAN AREA                    GLA          PROPERTIES        12/31/99        TOTAL PORTFOLIO
-----------------------------          ----------      ----------      ------------      ---------------
Atlanta, GA                            5,218,453          32                 96%               7.8%
Baltimore, MD                            982,931          12                 85%               1.5%
Baton Rouge, LA                          225,147           4                 98%               0.3%
Central Pennsylvania                   3,766,963          20                100%               5.6%
Chicago, IL                            5,887,746          52                 97%               8.8%
Cincinnati, OH                         1,485,675          11                 99%               2.2%
Cleveland, OH                            355,141           8                100%               0.5%
Columbus, OH                           2,183,871           8                100%               3.3%
Dallas, TX                             1,861,498          32                 98%               2.8%
Dayton, OH                               342,746           7                 95%               0.5%
Denver, CO                             4,215,463          99                 97%               6.2%
Des Moines, IA                         1,096,115          10                 97%               1.6%
Detroit, MI                            5,704,797         158                 97%               8.5%
Grand Rapids, MI                       2,856,191          25                 96%               4.3%
Hartford, CT                             619,191          11                 92%               0.9%
Houston, TX                            2,941,100          26                 90%               4.4%
Indianapolis, IN                       4,155,796          41                 90%               6.2%
Long Island, NY                        3,961,494          52                 94%               5.9%
Louisville, KY                           744,900           2                100%               1.1%
Milwaukee, WI                            931,763          11                 95%               1.4%
Minneapolis/St. Paul, MN               5,541,901          62                 95%               8.3%
Nashville, TN                          1,609,028          15                100%               2.4%
N. New Jersey                          1,659,313          46                 95%               2.5%
New Orleans, LA                          552,588          15                 93%               0.8%
Philadelphia, PA                         605,225          19                 96%               0.9%
Phoenix, AZ                              573,988           6                100%               0.9%
Portland, OR                             844,727          35                 92%               1.3%
Salt Lake City, UT                       682,081          45                 89%               1.0%
S. New Jersey                          1,426,113          28                 96%               2.1%
St. Louis, MO                          1,374,716          17                100%               2.1%
Tampa, FL                              1,457,362          43                 86%               2.2%
Other (a)                              1,165,112          15                100%               1.7%
                                      ----------         ---                ---              -----
   Total or Average                   67,029,135         967                 96%             100.0%
                                      ==========         ===                ===              =====


(a) Properties are located in Denton, Texas; Abilene, Texas; McAllen, Texas; Austin, Texas; Wichita, Kansas; West Lebanon, New Hampshire; Green Bay, Wisconsin; Shreveport, Louisiana and Clarion, Iowa.

PROPERTY ACQUISITION ACTIVITY

         During 1999, the Company completed 13 separate industrial property acquisition transactions comprising 19 in-service industrial properties and two industrial properties under redevelopment totaling approximately 2.0 million square feet of GLA at a total purchase price of approximately $63.0 million, or $32.15 per square foot. The Company also purchased numerous land parcels for an aggregate purchase price of approximately $12.2 million. The 21 industrial properties acquired have the following characteristics:


                              NUMBER OF                                          OCCUPANCY AT
    METROPOLITAN AREA        PROPERTIES      GLA           PROPERTY TYPE          AT 12/31/99       ACQUISITION DATE
    -----------------        ----------   --------      --------------------    ----------------    ----------------
Baltimore, MD (a)                1         150,000           Bulk Warehouse           N/A           January 25, 1999
Central Pennsylvania (a)         1         378,000           Bulk Warehouse           N/A          January 28, 1999
Houston, TX                      1          50,000         Regional Warehouse         100%          June 25, 1999
Phoenix, AZ (b)                  1          85,245         Regional Warehouse         N/A           June, 29, 1999
Phoenix, AZ                      1          38,560          Light Industrial          100%          August 12, 1999
Baltimore, MD                    1         142,140           Bulk Warehouse           100%          September 17, 1999
Philadelphia, PA                 1          19,965          Light Industrial          100%          September 27, 1999
Tampa, FL                        6         107,670          Light Industrial           87%          October 5, 1999
Nashville, TN                    1         100,000           Bulk Warehouse           100%          October 14, 1999
Atlanta, GA                      2         217,627      Bulk Warehouse/Regional       100%          October 26, 1999
                                                               Warehouse
Atlanta, GA                      1         123,457           Bulk Warehouse           100%          November 3, 1999
Houston, TX                      2         483,950      Bulk Warehouse/Regional       100%          December 1, 1999
                                                               Warehouse
Houston, TX                      2          63,811          Light Industrial          100%          December 13, 1999
                               ---       ---------
         Total                  21       1,960,425
                               ===       =========


        (a) Property is a redevelopment.

        (b) Property was sold on December 10, 1999.


PROPERTY DEVELOPMENT ACTIVITY

         During 1999, the Company placed in-service 19 developments and one expansion totaling approximately 3.1 million square feet of GLA at a total cost of approximately $103.7 million, or $33.29 per square foot. The developed properties have the following characteristics:


                                                                                               OCCUPANCY
             METROPOLITAN AREA                      GLA              PROPERTY TYPE             AT 12/31/99    COMPLETION DATE
--------------------------------------------     ----------    ---------------------------     -----------    ---------------
Detroit, MI                                        125,605           Bulk Warehouse               100%        March 1, 1999
Louisville, KY                                     212,500           Bulk Warehouse               100%        March 25,1999
Tampa, FL                                           23,778              R&D Flex                   83%        April 1, 1999
Chicago, IL    (a)                                 146,728          Light Industrial              N/A         April 13, 1999
Minneapolis, MN                                    124,800           Bulk Warehouse               100%        May 17, 1999
Cincinnati, OH                                     240,000           Bulk Warehouse               100%        July 1, 1999
Dallas, TX                                          33,000          Light Industrial              100%        August 1, 1999
Detroit, MI                                         55,535         Regional Warehouse             100%        August 9, 1999
Minneapolis, MN                                    126,382           Bulk Warehouse                92%        September 1, 1999
Denver, CO                                          52,183          Light Industrial               92%        September 1, 1999
Atlanta, GA                                        800,000           Bulk Warehouse               100%        October 1, 1999
Nashville, TN                                      122,000           Bulk Warehouse               100%        October 15, 1999
Minneapolis, MN                                    143,066           Bulk Warehouse               100%        November 1, 1999
Tampa, FL                                           82,469         Regional Warehouse              76%        December 1, 1999
Tampa, FL                                           41,861              R&D Flex                  100%        December 1, 1999
Tampa, FL                                           30,019          Light Industrial              100%        December 15, 1999
Tampa, FL                                           33,861              R&D Flex                  100%        December 22, 1999
Indianapolis, IN    (b)                            486,888           Bulk Warehouse               N/A         December 22, 1999
Minneapolis, MN                                    153,454           Bulk Warehouse               100%        December 30, 1999
Minneapolis, MN (c)                                 79,160           Bulk Warehouse                87%        December 31, 1999
                                                 ---------
                                      Total      3,113,289
                                                 =========

(a)  Property was sold on April 13, 1999.
(b)  Property was sold on December 22, 1999.
(c)  Expansion.

         At December 31, 1999, the Company had 23 projects under development, with an estimated completion GLA of approximately 3.3 million square feet and an estimated completion cost of approximately $131.2 million.

PROPERTY SALES

        During 1999, the Company sold 56 in-service industrial properties totaling approximately 6.2 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $245.8 million. The 56 in-service properties sold have the following characteristics:


                                NUMBER OF
METROPOLITAN AREA              PROPERTIES           GLA               PROPERTY TYPE            SALE DATE
---------------------------    ------------    --------------    -------------------------     -----------------------
Detroit, MI                         1                 32,470         Light Industrial          January 27, 1999
Phoenix, AZ                         2                 87,462         Light Industrial          January 29, 1999
Denver, CO                          1                 26,922             R&D Flex              February 8, 1999
Chicago, IL                         1                 54,660             R&D Flex              February 10, 1999
Chicago, IL                         2                173,432         Light Industrial          February 10, 1999
New Orleans, LA                     1                 50,000        Regional Warehouse         February 19, 1999
Grand Rapids, MI                    1                 30,000         Light Industrial          March 12, 1999
Northern New Jersey                 1                106,184          Bulk Warehouse           March 18, 1999
Chicago, IL                         1                146,728         Light Industrial          April 13, 1999
Long Island, NY                     1                 22,250         Light Industrial          April 16, 1999
Detroit, MI                         1                 62,925             R&D Flex              April 20, 1999
Denver, CO                          1                 25,026         Light Industrial          April 30, 1999
Long Island, NY                     1                 50,296         Light Industrial          May 26, 1999
Northern New Jersey                 1                 59,310             R&D Flex              June 11, 1999
Chicago, IL                         1                 21,548        Regional Warehouse         June 11,1999
Atlanta, GA                         3                248,150      Manufacturing/Regional       June 18, 1999
                                                                         Warehouse
Long Island, NY                     1                 42,700         Light Industrial          June 21, 1999
Chicago, IL                         1                212,040          Bulk Warehouse           June 24, 1999
Chicago, IL                         1                310,752          Bulk Warehouse           June 24, 1999
Chicago, IL                         1                109,728          Bulk Warehouse           June 24, 1999
Grand Rapids, MI                    1                423,230          Bulk Warehouse           June 30, 1999
Chicago, IL                         1                323,425          Manufacturing            August 19, 1999
Houston, TX                         1                 48,140         Light Industrial          August 25, 1999
Denver, CO                          1                 33,573             R&D Flex              August 26, 1999
Harrisburg, PA                      9                417,138          R&D Flex/Light           September 15, 1999
                                                                        Industrial
Hartford, CT                        1                 50,000         Light Industrial          September 23, 1999
Detroit, MI                         5              1,199,262      Light Industrial/Bulk        September 24, 1999
                                                                        Warehouse
Minneapolis, MN                     2                150,108          Manufacturing            September 24, 1999
Detroit, MI                         1                180,000          Bulk Warehouse           September 24, 1999
Minneapolis, MN                     2                143,899             R&D Flex              September 24, 1999
Northern New Jersey                 1                 53,372             R&D Flex              September 29, 1999
Portland, OR                        1                 18,000         Light Industrial          September 30, 1999
Minneapolis, MN                     1                 30,335         Light Industrial          October 7, 1999
Cincinnati, OH                      1                570,000          Manufacturing            November 19, 1999
Phoenix, AZ                         1                 85,245        Regional Warehouse         December 10, 1999
Minneapolis, MN                     1                 75,939        Regional Warehouse         December 10, 1999
Indianapolis, IN                    1                486,888          Bulk Warehouse           December 22, 1999
Houston, TX                         1                 33,034         Light Industrial          December 29, 1999
                                   --              ---------
                                   56              6,194,171
                                   ==              =========




PROPERTY ACQUISITIONS, DEVELOPMENTS AND SALES SUBSEQUENT TO YEAR END



        During the period January 1, 2000 through March 10, 2000, the Company acquired or completed development of 11 industrial properties and two land parcels for a total estimated investment of approximately $33.5 million. The Company also sold six industrial properties and two land parcels for approximately $41.5 million of gross proceeds.

DETAIL PROPERTY LISTING

        The following table lists all of the Company's properties as of December 31, 1999, by geographic market area.

                                PROPERTY LISTING

                                   LOCATION                   YEAR BUILT-                         LAND AREA             OCCUPANCY AT
      BUILDING ADDRESS            CITY/STATE   ENCUMBRANCES   RENOVATED        BUILDING TYPE       (ACRES)     GLA        12/31/99
      ----------------            ----------   ------------   ----------       -------------      --------   -------    ------------
ATLANTA
-------
4250 River Green Parkway          Duluth, GA         (b)        1988           R&D/Flex              2.14     28,942        88%
3400 Corporate Parkway            Duluth, GA         (b)        1987           Light Industrial      3.73     59,959        86%
3450 Corporate Parkway            Duluth, GA         (b)        1988           R&D/Flex              2.38     37,346        33%
3500 Corporate Parkway            Duluth, GA         (b)        1991           R&D/Flex              2.80     44,242       100%
3425 Corporate Parkway            Duluth, GA         (b)        1990           R&D/Flex              3.49     42,978       100%
1650 GA Highway 155               McDonough, GA                 1991           Bulk Warehouse       12.80    228,400       100%
14101 Industrial Park Blvd.       Covington, GA                 1984           Light Industrial      9.25     92,160       100%
801-804 Blacklawn Road            Conyers, GA                   1982           Bulk Warehouse        6.67    111,090        87%
1665 Dogwood Drive                Conyers, GA                   1973           Manufacturing         9.46    198,000       100%
1715 Dogwood Drive                Conyers, GA                   1973           Manufacturing         4.61    100,000       100%
11235 Harland Drive               Covington, GA                 1988           Light Industrial      5.39     32,361       100%
700 Westlake Parkway              Atlanta, GA                   1990           Light Industrial      3.50     56,400       100%
800 Westlake Parkway              Atlanta, GA                   1991           Bulk Warehouse        7.40    132,400       100%
4050 Southmeadow Parkway          Atlanta, GA                   1991           Reg. Warehouse        6.60     87,328       100%
4051 Southmeadow Parkway          Atlanta, GA                   1989           Bulk Warehouse       11.20    171,671       100%
4071 Southmeadow Parkway          Atlanta, GA                   1991           Bulk Warehouse       17.80    209,918       100%
4081 Southmeadow Parkway          Atlanta, GA                   1989           Bulk Warehouse       12.83    254,172       100%
1875 Rockdale Industrial Blvd.    Conyers, GA                   1966           Manufacturing         5.70    121,600       100%
3312 N. Berkeley Lake Road        Duluth, GA                    1969           Bulk Warehouse       52.11  1,040,296       100%
370 Great Southwest Pkway(m)      Atlanta, GA                   1986           Light Industrial      8.06    150,536        63%
3495 Bankhead Highway (m)         Atlanta, GA                   1986           Bulk Warehouse       20.50    408,819        70%
955 Cobb Place                    Kennesaw, GA                  1991           Reg. Warehouse        8.73     97,518       100%
6105 Boatrock Boulevard           Atlanta, GA                   1972           Light Industrial      1.79     32,000       100%
1640 Sands Place                  Marietta, GA                  1977           Light Industrial      1.97     35,425       100%
7000 Highland Parkway             Smyrna, GA                    1998           Bulk Warehouse       10.00    123,808       100%
2084 Lake Industrial Court        Conyers, GA                   1998           Bulk Warehouse       13.74    180,000       100%
1005 Sigman Road                  Conyers, GA                   1986           Bulk Warehouse        9.12    127,338       100%
2050 East Park Drive              Conyers, GA                   1998           Reg. Warehouse        5.46     90,289       100%
1003 Sigman Road                  Conyers, GA                   1996           Bulk Warehouse       11.30    123,457       100%
201 Greenwood                     McDonough, GA                 1999           Bulk Warehouse       39.00    800,000       100%
                                                                                                           ---------      -----
SUBTOTAL OR AVERAGE                                                            SUBTOTAL OR AVERAGE         5,218,453        96%
                                                                                                           ---------      -----

BALTIMORE
---------
3431 Benson                       Baltimore, MD                 1988           Light Industrial      3.48     60,227       100%
1801 Portal                       Baltimore, MD                 1987           Light Industrial      3.72     57,600       100%
1811 Portal                       Baltimore, MD                 1987           Light Industrial      3.32     60,000        10%
1831 Portal                       Baltimore, MD                 1990           Light Industrial      3.18     46,522       100%
1821 Portal                       Baltimore, MD                 1986           Light Industrial      4.63     86,234        19%
1820 Portal                       Baltimore, MD      (i)        1982           Bulk Warehouse        6.55    171,000       100%
6615 Tributary                    Baltimore, MD                 1987           Light Industrial      4.36     65,860        68%
7340 Executive                    Frederick, MD                 1988           R&D/Flex              9.38     78,418       100%
4845 Governers Way                Frederick, MD                 1988           Light Industrial      5.47     83,064        98%
8900 Yellow Brick Road            Baltimore, MD                 1982           Light Industrial      5.80     60,000       100%
7476 New Ridge                    Hanover, MD                   1987           Light Industrial     18.00     71,866       100%
8779 Greenwood Place              Savage, MD                    1978           Bulk Warehouse        8.00    142,140       100%
                                                                                                           ---------      -----
                                                                               SUBTOTAL OR AVERAGE           982,931        85%
                                                                                                           ---------      -----
BATON ROUGE
-----------
11200 Industriplex Blvd.          Baton Rouge, LA               1986           Light Industrial      3.00     42,355       100%
11441 Industriplex Blvd.          Baton Rouge, LA               1987           Light Industrial      2.40     35,596        90%
11301 Industriplex Blvd.          Baton Rouge, LA               1985           Light Industrial      2.50     38,396       100%
6565 Exchequer Drive              Baton Rouge, LA               1986           Bulk Warehouse        5.30    108,800       100%
                                                                                                           ---------      -----
                                                                               SUBTOTAL OR AVERAGE           225,147        98%
                                                                                                           ---------      -----
CENTRAL PENNSYLVANIA
--------------------
1214-B Freedom Road               Cranberry, PA                 1982           Reg. Warehouse        5.99     32,779       100%
401 Russell Drive                 Middletown, PA                1990           Reg. Warehouse        5.20     52,800       100%
2700 Commerce Drive               Middletown, PA                1990           Reg. Warehouse        3.60     32,000       100%
2701 Commerce Drive               Middletown, PA                1989           Light Industrial      6.40     48,000       100%
2780 Commerce Drive               Middletown, PA                1989           Light Industrial      2.00     21,600       100%
7125 Grayson Road                 Harrisburg, PA                1991           Bulk Warehouse       17.17    300,000       100%
7253 Grayson Road                 Harrisburg, PA                1990           Bulk Warehouse       12.42    197,308       100%
5020 Louise Drive                 Mechanicsburg, PA  (a)        1995           Light Industrial      5.06     49,350       100%
7195 Grayson Road                 Harrisburg, PA     (a)        1994           Bulk Warehouse        6.02    100,000       100%
400 First Street                  Middletown, PA               1963/96         Bulk Warehouse       14.88    167,500       100%
401 First Street                  Middletown, PA               1963/96         Bulk Warehouse       43.55    490,140       100%
500 Industrial Lane               Middletown, PA               1970/96         Bulk Warehouse       10.29    115,890       100%
600 Hunter Lane                   Middletown, PA                1996           Bulk Warehouse       14.77    216,387       100%

                                                                                                                           OCCUPANCY
                                     LOCATION                        YEAR BUILT-                      LAND AREA                AT
      BUILDING ADDRESS              CITY/STATE         ENCUMBRANCES   RENOVATED     BUILDING TYPE       (ACRES)       GLA   12/31/99
      ----------------              ----------         ------------  -----------  ----------------    ---------    -------- --------

CENTRAL PENNSYLVANIA (CONT.)
----------------------------
300 Hunter Lane                     Middletown, PA                      1996       Bulk Warehouse       16.71       321,333     100%
Fruehauf Building #6                Middletown, PA                      1998       Bulk Warehouse        0.00       242,824     100%
3380 Susquehanna Trail North        York, PA                            1990       Bulk Warehouse       10.00       112,500     100%
495 East Locust Lane                York, PA                            1993       Bulk Warehouse       15.00       200,000     100%
350 Old Silver Spring Road          Mechanicsburg, PA                   1968       Light Industrial     20.00       264,120     100%
4500 Westport Drive                 Mechanicsburg, PA                   1996       Bulk Warehouse       11.20       178,600     100%
10 Weaver Road                      Denver, PA                          1974       Bulk Warehouse       85.00       623,832     100%
                                                                                                                  ---------    ----
                                                                                  SUBTOTAL OR AVERAGE             3,766,963     100%
                                                                                                                  ---------    -----
CHICAGO
-------
720-730 Landwehr Road               Northbrook, IL        (b)           1978       Light Industrial      4.29        66,912     100%
3170-3190 MacArthur Boulevard       Northbrook, IL        (b)           1978       Light Industrial      2.14        41,422     100%
20W201 101st Street                 Lemont, IL            (b)           1988       Bulk Warehouse        8.72       160,201     100%
280-296 Palatine Road               Wheeling, IL          (b)           1978       Bulk Warehouse        4.67        90,833      90%
2300 Hammond Drive                  Schaumburg, IL                      1970       Light Industrial      4.13        77,000     100%
6500 North Lincoln Avenue           Lincolnwood, IL                    1965/88     Light Industrial      2.52        63,050      79%
3600 West Pratt Avenue              Lincolnwood, IL                    1953/88     Bulk Warehouse        6.35       205,481     100%
917 North Shore Drive               Lake Bluff, IL                      1974       Light Industrial      4.27        84,575     100%
6750 South Sayre Avenue             Bedford Park, IL                    1975       Light Industrial      2.51        63,383     100%
585 Slawin Court                    Mount Prospect, IL                  1992       R&D/Flex              3.71        38,150     100%
2300 Windsor Court                  Addison, IL                         1986       Bulk Warehouse        6.80       105,100     100%
3505 Thayer Court                   Aurora, IL                          1989       Light Industrial      4.60        64,220     100%
3600 Thayer Court                   Aurora, IL                          1989       Light Industrial      6.80        66,958     100%
736-776 Industrial Drive            Elmhurst, IL                        1975       Light Industrial      3.79        80,520     100%
480 East 14th St.                   Chicago Heights, IL                 1958       Bulk Warehouse       11.66       284,135     100%
305-311 Era Drive                   Northbrook, IL                      1978       Light Industrial      1.82        27,549     100%
700-714 Landwehr Road               Northbrook, IL                      1978       Light Industrial      1.99        41,835      88%
4330 South Racine Avenue            Chicago, IL                         1978       Manufacturing         5.57       168,000     100%
13040 S. Crawford Avenue            Alsip, IL                           1976       Bulk Warehouse       15.12       400,076     100%
12241 Melrose Street                Franklin Park, IL                   1969       Light Industrial      2.47        77,301     100%
3150-3160 MacArthur Boulevard       Northbrook, IL        (a)           1978       Light Industrial      2.14        41,780     100%
365 North Avenue                    Carol Stream, IL      (a)           1969       Bulk Warehouse       28.65       225,000     100%
2942 MacArthur Boulevard            Northbrook, IL        (a)           1979       R&D/Flex              3.12        49,730     100%
12301-12325 S. Laramie Avenue       Alsip, IL                           1975       Bulk Warehouse        8.83       204,586     100%
6300 Howard                         Niles, IL                          1956/64     Manufacturing        19.50       364,000     100%
301 Hintz                           Wheeling, IL                        1960       Manufacturing         2.51        43,636     100%
301 Alice                           Wheeling, IL                        1965       Light Industrial      2.88        65,450     100%
410 West 169th Street               South Holland, IL                   1974       Bulk Warehouse        6.40       151,436      70%
1001 Commerce Court                 Buffalo Grove, IL                   1989       Light Industrial      5.37        84,956     100%
11939 South Central Avenue          Alsip, IL                           1972       Bulk Warehouse       12.60       320,171      99%
405 East Shawmut                    LaGrange, IL                        1965       Light Industrial      3.39        59,075     100%
1010-50 Sesame Street               Bensenville, IL       (f)           1976       Manufacturing         8.00       252,000     100%
5555 West 70th Place                Bedford Park, IL                    1973       Manufacturing         2.50        41,531     100%
3200-3250 South St. Louis(m)        Chicago, IL                         1968       Light Industrial      8.66        74,685     100%
3110-3130 South St. Louis           Chicago, IL                         1968       Light Industrial      4.00        23,254     100%
7301 South Hamlin                   Chicago, IL                        1975/86     Light Industrial      1.49        56,017      57%
7401 South Pulaski                  Chicago, IL                        1975/86     Bulk Warehouse        5.36       213,670      79%
3900 West 74th Street               Chicago, IL                        1975/86     Reg. Warehouse        2.13        66,000     100%
7501 South Pulaski                  Chicago, IL                        1975/86     Bulk Warehouse        3.88       159,728     100%
396 Fenton Lane                     West Chicago, IL                    1987       R&D/Flex              2.74        36,480      80%
400 Wegner Drive                    West Chicago, IL                    1988       Light Industrial      1.33        22,480     100%
450 Fenton Lane                     West Chicago, IL                    1990       R&D/Flex              2.74        35,880      43%
385 Fenton Lane                     West Chicago, IL                    1990       Bulk Warehouse        6.79       182,000     100%
335 Crossroad Parkway               Bolingbrook, IL                     1996       Bulk Warehouse       12.86       288,000     100%
10435 Seymour Avenue                Franklin Park, IL                   1967       Light Industrial      1.85        53,500      57%
905 Paramount                       Batavia, IL                         1977       Light Industrial      2.60        60,000     100%
1005 Paramount                      Batavia, IL                         1978       Light Industrial      2.50        64,787     100%
34-45 Lake Street                   Northlake, IL                       1978       Bulk Warehouse        5.71       124,804     100%
2120-24 Roberts                     Broadview, IL                       1960       Light Industrial      2.30        60,009     100%
4309 South Morgan Street            Chicago, IL                         1975       Manufacturing         6.91       200,000     100%
405-17 University Drive             Arlington Hgts, IL                  1977       Light Industrial      2.42        56,400     100%
                                                                                                                  ---------    ----
                                                                                   SUBTOTAL OR AVERAGE            5,887,746      97%
                                                                                                                  ---------    ----
CINCINNATI
----------
9900-9970 Princeton                 Cincinnati, OH        (c)           1970       Bulk Warehouse       10.64       185,580      99%
2940 Highland Avenue                Cincinnati, OH        (c)          1969/74     Bulk Warehouse       17.08       502,000     100%
4700-4750 Creek Road                Blue Ash, OH          (c)           1960       Light Industrial     15.32       265,000      96%
4860 Duff Drive                     Cincinnati, OH                      1979       Light Industrial      1.02        15,986     100%
4866 Duff Drive                     Cincinnati, OH                      1979       Light Industrial      1.02        16,000     100%
4884 Duff Drive                     Cincinnati, OH                      1979       Light Industrial      1.59        25,000     100%
4890 Duff Drive                     Cincinnati, OH                      1979       Light Industrial      1.59        25,018     100%
9636-9643 Interocean Drive          Cincinnati, OH                      1983       Light Industrial      4.13        29,371     100%
12072 Best Place                    Springboro, OH                      1984       Bulk Warehouse        7.80       112,500     100%

                                                                                                                           OCCUPANCY
                                     LOCATION                      YEAR BUILT-                        LAND AREA               AT
      BUILDING ADDRESS              CITY/STATE       ENCUMBRANCES   RENOVATED   BUILDING TYPE          (ACRES)      GLA     12/31/99
      ----------------            ---------------    ------------  -----------  -------------         ----------    ---     --------
CINCINNATI (CONT.)
------------------
901 Pleasant Valley Drive          Springboro, OH                   1984        Light Industrial         7.70       69,220    100%
4440 Mulhauser Road                Cincinnati, OH                   1999        Bulk Warehouse          15.26      240,000    100%
                                                                                                                 ---------    ---
                                                                                SUBTOTAL OR AVERAGE              1,485,675     99%
                                                                                                                 ---------    ---
CLEVELAND
---------
6675 Parkland Boulevard            Solon, OH                        1991        R&D/Flex                10.41      102,500    100%
21510-21600 Alexander Rd.(n)       Oakwood, OH                      1985        Light Industrial         5.70      106,721    100%
5405 & 5505 Valley Belt Rd.(m)     Independence, OH                 1983        Light Industrial         6.23       62,395    100%
10145 Philipp Parkway              Streetsboro, OH                  1994        Reg. Warehouse           4.00       51,525    100%
4410 Hamann                        Willoughby, OH                   1975        Light Industrial         1.40       32,000    100%
                                                                                                                 ---------    ---
                                                                                SUBTOTAL OR AVERAGE                355,141    100%
                                                                                                                 ---------    ---
COLUMBUS
--------
6911 Americana Parkway             Columbus, OH                     1980        Light Industrial         4.05       57,255    100%
3800 Lockbourne Industrial Pky     Columbus, OH                     1986        Bulk Warehouse          22.12      404,734    100%
3880 Groveport Road                Obetz, OH                        1986        Bulk Warehouse          43.41      705,600    100%
1819 North Walcutt Road            Columbus, OH                     1973        Bulk Warehouse          11.33      243,000    100%
4300 Cemetery Road                 Hilliard, OH                     1968        Manufacturing           62.71      255,470    100%
4115 Leap Road (m)                 Hilliard, OH                     1977        R&D/Flex                18.66      217,612    100%
3300 Lockbourne                    Columbus, OH                     1964        Bulk Warehouse          17.00      300,200    100%
                                                                                                                 ---------    ---
                                                                                SUBTOTAL OR AVERAGE              2,183,871    100%
                                                                                                                 ---------    ---
DALLAS/FORT WORTH
-----------------
1275-1281 Roundtable Drive         Dallas, TX                       1966        Light Industrial         1.75       30,642    100%
2406-2416 Walnut Ridge             Dallas, TX                       1978        Light Industrial         1.76       44,000    100%
12750 Perimeter Drive              Dallas, TX                       1979        Bulk Warehouse           6.72      178,200    100%
1324-1343 Roundtable Drive         Dallas, TX                       1972        Light Industrial         2.09       47,000    100%
1405-1409 Avenue II East           Grand Prairie, TX                1969        Light Industrial         1.79       36,000    100%
2651-2677 Manana                   Dallas, TX                       1966        Light Industrial         2.55       82,229    100%
2401-2419 Walnut Ridge             Dallas, TX                       1978        Light Industrial         1.20       30,000    100%
4248-4252 Simonton                 Farmers Ranch, TX                1973        Bulk Warehouse           8.18      205,693    100%
900-906 Great Southwest Pkwy       Arlington, TX                    1972        Light Industrial         3.20       69,761    100%
2179 Shiloh Road                   Garland, TX                      1982        Reg. Warehouse           3.63       65,700    100%
2159 Shiloh Road                   Garland, TX                      1982        R&D/Flex                 1.15       20,800    100%
2701 Shiloh Road                   Garland, TX                      1981        Bulk Warehouse           8.20      214,650    100%
12784 Perimeter Drive(n)           Dallas, TX                       1981        Light Industrial         4.57       95,671    100%
3000 West Commerce                 Dallas, TX                       1980        Manufacturing           11.23      128,478    100%
3030 Hansboro                      Dallas, TX                       1971        Bulk Warehouse           3.71      100,000    100%
5222 Cockrell Hill                 Dallas, TX                       1973        Manufacturing            4.79       96,506    100%
405-407 113th                      Arlington, TX                    1969        Light Industrial         2.75       60,000     50%
816 111th Street                   Arlington, TX                    1972        Light Industrial         2.89       65,000    100%
1017-25 Jacksboro Highway          Fort Worth, TX                   1970        Light Industrial         1.49       30.000    100%
7341 Dogwood Park                  Richland Hills, TX               1973        Light Industrial         1.09       20,000    100%
7427 Dogwood Park                  Richland Hills, TX               1973        Light Industrial         1.60       27,500    100%
7348-54 Tower Street               Richland Hills, TX               1978        Light Industrial         1.09       20,000    100%
7370 Dogwood Park                  Richland Hills, TX               1987        Light Industrial         1.18       18,500    100%
7339-41 Tower Street               Richland Hills, TX               1980        Light Industrial         0.95       17,600    100%
7437-45 Tower Street               Richland Hills, TX               1977        Light Industrial         1.16       20,000    100%
7331-59 Airport Freeway            Richland Hills, TX               1987        R&D/Flex                 2.63       37,800    100%
7338-60 Dogwood Park               Richland Hills, TX               1978        R&D/Flex                 1.51       26,208    100%
7450-70 Dogwood Park               Richland Hills, TX               1985        Light Industrial         0.88       18,000     80%
7423-49 Airport Freeway            Richland Hills, TX               1985        R&D/Flex                 2.39       33,810     71%
7400 Whitehall Street              Richland Hills, TX               1994        Light Industrial         1.07       21,750    100%
                                                                                                                 ---------    ---
                                                                                SUBTOTAL OR AVERAGE              1,861,498     98%
                                                                                                                 ---------    ---
DAYTON
------
6094-6104 Executive Boulevard      Huber Heights, OH                1975        Light Industrial         3.33       43,200    100%
6202-6220 Executive Boulevard      Huber Heights, OH                1996        Light Industrial         3.79       64,000    100%
6268-6294 Executive Boulevard      Huber Heights, OH                1989        Light Industrial         4.03       60,800     95%
5749-5753 Executive Boulevard      Huber Heights, OH                1975        Light Industrial         1.15       12,000    100%
6230-6266 Executive Boulevard      Huber Heights, OH                1979        Light Industrial         5.30       84,000     85%
2200-2224 Sandridge Road           Moraine, OH                      1983        Light Industrial         2.96       58,746    100%
8119-8137 Uehling Lane             Dayton, OH                       1978        R&D/Flex                 1.15       20,000    100%
                                                                                                                 ---------    ---
                                                                                SUBTOTAL OR AVERAGE                342,746     95%
                                                                                                                 ---------    ---
DENVER
------
7100 North Broadway - Bldg. 1      Denver, CO                       1978        Light Industrial        16.80       32,269     96%
7100 North Broadway - Bldg. 2      Denver, CO                       1978        Light Industrial        16.90       32,500     91%
7100 North Broadway - Bldg. 3      Denver, CO                       1978        Light Industrial        11.60       22,259     82%
7100 North Broadway - Bldg. 5      Denver, CO                       1978        Light Industrial        15.00       28,789     98%
7100 North Broadway - Bldg. 6      Denver, CO                       1978        Light Industrial        22.50       38,255     73%
20100 East 32nd Avenue Parkway     Aurora, CO                       1997        R&D/Flex                 4.10       51,300     92%
15700 - 15820 West 6th Avenue      Golden, CO                       1978        Light Industrial         1.92       52,758     89%
15850-15884 West 6th Avenue        Golden, CO                       1978        Light Industrial         1.92       31,856     83%
5454 Washington                    Denver, CO                       1985        Light Industrial         4.00       34,740     91%
5801 West 6th Avenue               Lakewood, CO                     1980        Light Industrial         1.03       15,500    100%
5805 West 6th Avenue               Lakewood, CO                     1980        Light Industrial         1.03       20,358    100%
5815 West 6th Avenue               Lakewood, CO                     1980        Light Industrial         1.03       20,765     83%


                                    LOCATION                    YEAR BUILT-                      LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS             CITY/STATE    ENCUMBRANCES    RENOVATED    BUILDING TYPE       (ACRES)     GLA         12/31/99
      ----------------             ----------    ------------   -----------  -----------------   ---------  --------    ------------
DENVER (CONT.)
--------------------
5825 West 6th Avenue               Lakewood, CO                  1980        R&D/Flex              1.03     20,748          92%
5835 West 6th Avenue               Lakewood, CO                  1980        Light Industrial      1.03     20,490          95%
525 East 70th Street               Denver, CO                    1985        Light Industrial      5.18     12,000         100%
565 East 70th Street               Denver, CO                    1985        Light Industrial      5.18     29,990         100%
605 East 70th Street               Denver, CO                    1985        Light Industrial      5.18     34,000         100%
625 East 70th Street               Denver, CO                    1985        Light Industrial      5.18     24,000         100%
665 East 70th Street               Denver, CO                    1985        Light Industrial      5.18     24,000         100%
700 West 48th Street               Denver, CO                    1984        Light Industrial      5.40     53,431         100%
702 West 48th Street               Denver, CO                    1984        Light Industrial      5.40     23,820         100%
800 East 73rd                      Denver, CO                    1984        R&D/Flex              4.50     49,360          96%
850 East 73rd                      Denver, CO                    1984        R&D/Flex              4.50     38,962          91%
6425 North Washington              Denver, CO                    1983        R&D/Flex              4.05     82,120          99%
3370 North Peoria Street           Aurora, CO                    1978        R&D/Flex              1.64     25,520          78%
3390 North Peoria Street           Aurora, CO                    1978        R&D/Flex              1.46     22,699         100%
3508-3538 North Peoria Street      Aurora, CO                    1978        R&D/Flex              2.61     40,653         100%
3568 North Peoria Street           Aurora, CO                    1978        R&D/Flex              2.24     34,775         100%
4785 Elati                         Denver, CO                    1972        Light Industrial      3.34     34,777          95%
4770 Fox Street                    Denver, CO                    1972        Light Industrial      3.38     26,565         100%
1550 West Evans                    Denver, CO                    1975        Light Industrial      3.92     78,788         100%
3751 - 71 Revere Street            Denver, CO                    1980        Reg. Warehouse        2.41     55,027         100%
3871 Revere Street                 Denver, CO                    1980        Reg. Warehouse        3.19     75,265         100%
5454 Havana Street                 Denver, CO                    1980        R&D/Flex              2.68     42,504         100%
5500 Havana Street                 Denver, CO                    1980        R&D/Flex              2.19     34,776         100%
4570 Ivy Street                    Denver, CO                    1985        Light Industrial      1.77     31,355         100%
5855 Stapleton Drive North         Denver, CO                    1985        Light Industrial      2.33     41,268         100%
5885 Stapleton Drive North         Denver, CO                    1985        Light Industrial      3.05     53,893         100%
5200-5280 North Broadway           Denver, CO                    1977        Light Industrial      1.54     31,780         100%
5977-5995 North Broadway           Denver, CO                    1978        Light Industrial      4.96     50,280         100%
2952-5978 North Broadway           Denver, CO                    1978        Light Industrial      7.91     88,977         100%
6400 North Broadway                Denver, CO                    1982        Light Industrial      4.51     69,430         100%
875 Parfet Street                  Lakewood, CO                  1975        Light Industrial      3.06     49,216         100%
4721 Ironton Street                Denver, CO                    1969        R&D/Flex              2.84     50,160         100%
833 Parfet Street                  Lakewood, CO                  1974        R&D/Flex              2.57     24,800         100%
11005 West 8th Avenue              Lakewood, CO                  1974        Light Industrial      2.57     25,672         100%
7100 North Broadway - 7            Denver, CO                    1985        R&D/Flex              2.30     24,822          97%
7100 North Broadway - 8            Denver, CO                    1985        R&D/Flex              2.30      9,107           0%
6804 East 48th Avenue              Denver, CO                    1973        R&D/Flex              2.23     46,464         100%
445 Bryant Street                  Denver, CO                    1960        Light Industrial      6.31    292,472         100%
East 47th Drive - A                Denver, CO                    1997        R&D/Flex              3.00     51,200          93%
7025 South Revere Parkway          Denver, CO                    1997        R&D/Flex              3.20     59,270         100%
9500 W. 49th Street - A            Wheatridge, CO                1997        Light Industrial      1.74     19,217         100%
9500 W. 49th Street - B            Wheatridge, CO                1997        Light Industrial      1.74     16,441         100%
9500 W. 49th Street - C            Wheatridge, CO                1997        R&D/Flex              1.74     29,174         100%
9500 W. 49th Street - D            Wheatridge, CO                1997        Light Industrial      1.74     41,615         100%
8100 South Park Way - A            Littleton, CO                 1997        R&D/Flex              3.33     52,581          95%
8100 South Park Way - B            Littleton, CO                 1984        R&D/Flex              0.78     12,204         100%
8100 South Park Way - C            Littleton, CO                 1984        Light Industrial      4.28     67,520         100%
451-591 East 124th Avenue          Littleton, CO                 1979        Light Industrial      4.96     59,711         100%
14100 East Jewell                  Aurora, CO                    1980        R&D/Flex              3.67     58,553          88%
14190 East Jewell                  Aurora,  CO                   1980        R&D/Flex              1.84     29,442         100%
608 Garrison Street                Lakewood, CO                  1984        R&D/Flex              2.17     25,075         100%
610 Garrison Street                Lakewood, CO                  1984        R&D/Flex              2.17     24,965         100%
1111 West Evans (A&C)              Denver, CO                    1986        Light Industrial      2.00     36,894         100%
1111 West Evans (B)                Denver, CO                    1986        Light Industrial      0.50      4,725         100%
15000 West 6th Avenue              Golden, CO                    1985        R&D/Flex              5.25     69,279         100%
14998 West 6th Avenue Building E   Golden, CO                    1995        R&D/Flex              2.29     42,832         100%
14998 West 6th Avenue Building F   Englewood, CO                 1995        R&D/Flex              2.29     20,424         100%
12503 East Euclid Drive            Denver, CO                    1986        R&D/Flex             10.90     97,871          92%
6547 South Racine Circle           Englewood, CO                 1996        Light Industrial      3.92     60,112         100%
7800 East Iliff Avenue             Denver, CO                    1983        R&D/Flex              3.06     22,296         100%
2369 South Trenton Way             Denver, CO                    1983        R&D/Flex              4.80     33,267          75%
2370 South Trenton Way             Denver, CO                    1983        R&D/Flex              3.27     22,735         100%
2422 South Trenton Way             Denver, CO                    1983        R&D/Flex              3.94     27,413         100%
2452 South Trenton Way             Denver, CO                    1983        R&D/Flex              6.78     47,931         100%
651 Topeka Way                     Denver, CO                    1985        R&D/Flex              4.53     24,000         100%
680 Atchinson Way                  Denver, CO                    1985        R&D/Flex              4.53     24,000         100%
8122 South Park Lane - A           Littleton, CO                 1986        R&D/Flex              5.09     43,987         100%
8122 South Park Lane -  B          Littleton, CO                 1986        Light Industrial      2.28     20,389         100%
1600 South Abilene                 Aurora, CO                    1986        R&D/Flex              3.53     47,930         100%
1620 South Abilene                 Aurora, CO                    1986        Light Industrial      2.04     27,666         100%
1640 South Abilene                 Aurora, CO                    1986        Light Industrial      2.80     37,948         100%
13900 East Florida Avenue          Aurora, CO                    1986        R&D/Flex              1.44     19,493         100%
4301 South Federal Boulevard       Englewood, CO                 1997        Reg. Warehouse        2.80     35,381         100%


                                   LOCATION                  YEAR BUILT-                     LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS            CITY/STATE  ENCUMBRANCES    RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/99
      ----------------            ----------  ------------   -----------  -------------      --------   ---------   ------------
DENVER (CONT.)
--------------
14401-14492 East 33rd Place       Aurora, CO                    1979      Bulk Warehouse         4.75    100,100        100%
11701 East 53rd Avenue            Denver, CO                    1985      Reg. Warehouse         4.19     81,981        100%
5401 Oswego Street                Denver, CO                    1985      Reg. Warehouse         2.80     53,838        100%
3811 Joliet                       Denver, CO                    1977      R&D/Flex              14.24    124,290        100%
2630 West 2nd Avenue              Denver, CO                    1970      Light Industrial       0.50      8,260        100%
2650 West 2nd Avenue              Denver, CO                    1970      Light Industrial       2.80     36,081         83%
14818 West 6th Avenue Bldg. A     Golden, CO                    1985      R&D/Flex               2.54     39,776         76%
14828 West 6th Avenue Bldg. B     Golden, CO                    1985      R&D/Flex               2.54     41,805         96%
12055 E. 49th Ave/4955 Peoria     Denver, CO                    1984      R&D/Flex               3.09     49,575        100%

4940-4950 Paris                   Denver, CO                    1984      R&D/Flex               1.58     25,290        100%
4970 Paris                        Denver, CO                    1984      R&D/Flex               0.98     15,767        100%
5010 Paris                        Denver, CO                    1984      R&D/Flex               0.92     14,822        100%
7367 South Revere Parkway         Englewood, CO                 1997      Bulk Warehouse         8.50    102,839        100%
10311 W. Hampden Avenue           Lakewood, CO                  1999      Light Industrial       4.40     52,183         92%
                                                                                                       ----------      ----
                                                                          SUBTOTAL OR AVERAGE          4,215,463         97%
                                                                                                       ----------      ----
DES MOINES
----------
1500 East Washington Avenue       Des Moines, IA                1987      Bulk Warehouse        13.25    192,466        100%
1600 East Washington Avenue       Des Moines, IA                1987      Bulk Warehouse         6.78     81,866        100%
4121 McDonald Avenue              Des Moines, IA                1977      Bulk Warehouse        11.02    177,431        100%
4141 McDonald Avenue              Des Moines, IA                1976      Bulk Warehouse        11.03    263,196         95%
4161 McDonald Avenue              Des Moines, IA                1979      Bulk Warehouse        11.02    164,084         92%
5701 NE 17th Street               Des Moines, IA                1968      Light Industrial       2.30     54,000        100%
3100 Justin                       Des Moines, IA                1970      Light Industrial       2.16     30,000        100%
3101 104th St.                    Des Moines, IA                1970      Light Industrial       2.16     30,072         73%
3051 104th St.                    Des Moines, IA                1993      Light Industrial       1.08     15,000        100%
2250 Delaware Ave.                Des Moines, IA                1975      Reg. Warehouse         4.20     88,000        100%
                                                                                                       ----------      ----
                                                                          SUBTOTAL OR AVERAGE          1,096,115         97%
                                                                                                       ----------      ----
DETROIT
-------
2654 Elliott                      Troy, MI           (b)        1986      R&D/Flex               0.75      9,700        100%
1731 Thorncroft                   Troy, MI           (b)        1969      Light Industrial       2.26     38,000        100%
1653 E. Maple                     Troy, MI           (b)        1990      R&D/Flex               1.38     23,392        100%
47461 Clipper                     Plymouth, MI       (b)        1992      Light Industrial       1.10     11,600        100%
47522 Galleon                     Plymouth, MI       (b)        1990      Light Industrial       0.90     13,507        100%
4150 Varsity Drive                Ann Arbor, MI      (b)        1986      Light Industrial       4.32     26,400        100%
1330 Crooks Road                  Clawson, MI        (b)        1960      Light Industrial       5.55     42,360        100%
238 Executive Drive               Troy, MI                      1973      Light Industrial       1.32     13,740        100%
256 Executive Drive               Troy, MI                      1974      Light Industrial       1.12     11,273        100%
301 Executive Drive               Troy, MI                      1974      Light Industrial       1.27     20,411        100%
449 Executive Drive               Troy, MI                      1975      Reg. Warehouse         2.12     33,001        100%
501 Executive Drive               Troy, MI                      1984      Light Industrial       1.57     18,061        100%
451 Robbins Drive                 Troy, MI                      1975      Light Industrial       1.88     28,401        100%
700 Stephenson Highway            Troy, MI                      1978      R&D/Flex               3.13     29,344        100%
800 Stephenson Highway            Troy, MI                      1979      R&D/Flex               4.39     48,200        100%
1150 Stephenson Highway           Troy, MI                      1982      R&D/Flex               1.70     18,107        100%
1200 Stephenson Highway           Troy, MI                      1980      R&D/Flex               2.65     25,025        100%
1035 Crooks Road                  Troy, MI                      1980      Light Industrial       1.74     23,320        100%
1095 Crooks Road                  Troy, MI                      1986      R&D/Flex               2.83     35,042        100%
1416 Meijer Drive                 Troy, MI                      1980      Light Industrial       1.20     17,944        100%
1624 Meijer Drive                 Troy, MI                      1984      Light Industrial       3.42     44,040        100%
1972 Meijer Drive                 Troy, MI                      1985      Reg. Warehouse         2.36     37,075        100%
2112 Meijer Drive                 Troy, MI                      1980      Reg. Warehouse         4.12     34,558        100%
1621 Northwood Drive              Troy, MI                      1977      Bulk Warehouse         1.54     24,900        100%
1707 Northwood Drive              Troy, MI                      1983      Light Industrial       1.69     28,750        100%
1749 Northwood Drive              Troy, MI                      1977      Bulk Warehouse         1.69     26,125        100%
1788 Northwood Drive              Troy, MI                      1977      Light Industrial       1.55     12,480        100%
1821 Northwood Drive              Troy, MI                      1977      Reg. Warehouse         2.07     35,050        100%
1826 Northwood Drive              Troy, MI                      1977      Light Industrial       1.22     12,480        100%
1864 Northwood Drive              Troy, MI                      1977      Light Industrial       1.55     12,480        100%
1921 Northwood Drive              Troy, MI                      1977      Light Industrial       2.33     42,000        100%
2230 Elliott Avenue               Troy, MI                      1974      Light Industrial       0.90     12,612        100%
2237 Elliott Avenue               Troy, MI                      1974      Light Industrial       0.96     12,612        100%
2277 Elliott Avenue               Troy, MI                      1975      Light Industrial       0.96     12,612        100%
2291 Elliott Avenue               Troy, MI                      1974      Light Industrial       1.06     12,200        100%
2451 Elliott Avenue               Troy, MI                      1974      Light Industrial       1.68     24,331        100%
2730 Research Drive               Rochester Hills, MI           1988      Reg. Warehouse         3.52     57,850        100%
2791 Research Drive               Rochester Hills, MI           1991      Reg. Warehouse         4.48     64,199        100%
2871 Research Drive               Rochester Hills, MI           1991      Reg. Warehouse         3.55     49,543        100%
2911 Research Drive               Rochester Hills, MI           1992      Reg. Warehouse         5.72     80,078        100%
3011 Research Drive               Rochester Hills, MI           1988      Reg. Warehouse         2.55     32,637        100%
2870 Technology Drive             Rochester Hills, MI           1988      Light Industrial       2.41     24,445        100%
2890 Technology Drive             Rochester Hills, MI           1991      Light Industrial       1.76     24,410        100%
2900 Technology Drive             Rochester Hills, MI           1992      Reg. Warehouse         2.15     31,047        100%
2920 Technology Drive             Rochester Hills, MI           1992      Light Industrial       1.48     19,011        100%

                                                                                                                          OCCUPANCY
                                       LOCATION                       YEAR BUILT-                    LAND AREA                AT
     BUILDING ADDRESS                CITY/STATE         ENCUMBRANCES   RENOVATED   BUILDING TYPE      (ACRES)     GLA      12/31/99
     ----------------            --------------------   ------------  ----------- -------------      ---------  ---------  ---------
DETROIT (CONT.)
---------------
2930 Technology Drive             Rochester Hills, MI                     1991    Light Industrial      1.41      17,994     100%
2950 Technology Drive             Rochester Hills, MI                     1991    Light Industrial      1.48      19,996     100%
2960 Technology Drive             Rochester Hills, MI                     1992    Reg. Warehouse        3.83      41,565     100%
23014 Commerce Drive              Farmington Hills, MI                    1983    R&D/Flex              0.65       7,200     100%
23028 Commerce Drive              Farmington Hills, MI                    1983    Light Industrial      1.26      20,265     100%
23035 Commerce Drive              Farmington Hills, MI                    1983    Light Industrial      1.23      15,200     100%
23042 Commerce Drive              Farmington Hills, MI                    1983    R&D/Flex              0.75       8,790     100%
23065 Commerce Drive              Farmington Hills, MI                    1983    Light Industrial      0.91      12,705     100%
23070 Commerce Drive              Farmington Hills, MI                    1983    R&D/Flex              1.43      16,765     100%
23079 Commerce Drive              Farmington Hills, MI                    1983    Light Industrial      0.85      10,830     100%
23093 Commerce Drive              Farmington Hills, MI                    1983    Reg. Warehouse        3.87      49,040     100%
23135 Commerce Drive              Farmington Hills, MI                    1986    Light Industrial      2.02      23,969     100%
23149 Commerce Drive              Farmington Hills, MI                    1985    Reg. Warehouse        6.32      47,700     100%
23163 Commerce Drive              Farmington Hills, MI                    1986    Light Industrial      1.51      19,020     100%
23177 Commerce Drive              Farmington Hills, MI                    1986    Light Industrial      2.29      32,127     100%
23206 Commerce Drive              Farmington Hills, MI                    1985    Light Industrial      1.30      19,822     100%
23290 Commerce Drive              Farmington Hills, MI                    1980    Reg. Warehouse        2.56      42,930     100%
23370 Commerce Drive              Farmington Hills, MI                    1980    Light Industrial      0.67       8,741     100%
24492 Indoplex Circle             Farmington Hills, MI                    1976    Light Industrial      1.63      24,000     100%
24528 Indoplex Circle             Farmington Hills, MI                    1976    Light Industrial      2.26      34,650     100%
21477 Bridge Street               Southfield, MI                          1986    Light Industrial      3.10      41,500      87%
2965 Technology Drive             Rochester Hills, MI       (a)           1995    Reg. Warehouse        4.92      66,395     100%
1451 East Lincoln Avenue          Madison Heights, MI       (a)           1967    Light Industrial      3.92      75,000     100%
4400 Purks Drive                  Auburn Hills, MI          (a)           1987    Light Industrial     13.04     157,100     100%
4177A Varsity Drive               Ann Arbor, MI             (a)           1993    Light Industrial      2.48      11,050     100%
6515 Cobb Drive                   Sterling Heights, MI      (a)           1984    Light Industrial      2.91      47,597     100%
32450 N. Avis Drive               Madison Heights, MI                     1974    Light Industrial      3.23      55,820       0%
32200 N. Avis Drive               Madison Heights, MI                     1973    Light Industrial      6.15      88,700     100%
11813 Hubbard                     Livonia, MI                             1979    Light Industrial      1.95      33,300     100%
11866 Hubbard                     Livonia, MI                             1979    Light Industrial      2.32      41,380     100%
12050-12300 Hubbard (m)           Livonia, MI                             1981    Light Industrial      6.10      85,086      78%
38200 Plymouth                    Livonia, MI                             1997    Bulk Warehouse       11.43     140,365     100%
38220 Plymouth                    Livonia, MI                             1988    Bulk Warehouse       13.14     145,232     100%
38300 Plymouth                    Livonia, MI                             1997    Bulk Warehouse        6.95     127,800     100%
12707 Eckles Road                 Plymouth, MI                            1990    Light Industrial      2.62      42,300     100%
9300-9328 Harrison Rd.            Romulus, MI                             1978    Light Industrial      2.53      29,286     100%
9330-9358 Harrison Rd.            Romulus, MI                             1978    Light Industrial      2.53      29,280     100%
28420-28448 Highland Rd           Romulus, MI                             1979    Light Industrial      2.53      29,280     100%
28450-28478 Highland Rd           Romulus, MI                             1979    Light Industrial      2.53      29,340      50%
28421-28449 Highland Rd           Romulus, MI                             1980    Light Industrial      2.53      29,285      75%
28451-28479 Highland Rd           Romulus, MI                             1980    Light Industrial      2.53      29,280      88%
28825-28909 Highland Rd           Romulus, MI                             1981    Light Industrial      2.53      29,284     100%
28933-29017 Highland Rd           Romulus, MI                             1982    Light Industrial      2.53      29,280     100%
28824-28908 Highland Rd           Romulus, MI                             1982    Light Industrial      2.53      29,280     100%
28932-29016 Highland Rd           Romulus, MI                             1982    Light Industrial      2.53      29,280     100%
9710-9734 Harrison Road           Romulus, MI                             1987    Light Industrial      2.22      25,925     100%
9740-9772 Harrison Road           Romulus, MI                             1987    Light Industrial      2.53      29,548     100%
9840-9868 Harrison Road           Romulus, MI                             1987    Light Industrial      2.53      29,280      50%
9800-9824 Harrison Road           Romulus, MI                             1987    Light Industrial      2.22      25,620       0%
29265-29285 Airport Drive         Romulus, MI                             1983    Light Industrial      2.05      23,707     100%
29185-29225 Airport Drive         Romulus, MI                             1983    Light Industrial      3.17      36,658     100%
29149-29165 Airport Drive         Romulus, MI                             1984    Light Industrial      2.89      33,440     100%
29101-29115 Airport Drive         Romulus, MI                             1985    R&D/Flex              2.53      29,287     100%
29031-29045 Airport Drive         Romulus, MI                             1985    Light Industrial      2.53      29,280     100%
29050-29062 Airport Drive         Romulus, MI                             1986    Light Industrial      2.22      25,837     100%
29120-29134 Airport Drive         Romulus, MI                             1986    Light Industrial      2.53      29,282     100%
29200-29214 Airport Drive         Romulus, MI                             1985    Light Industrial      2.53      29,282     100%
9301-9339 Middlebelt Road         Romulus, MI                             1983    R&D/Flex              1.29      15,414      94%
21405 Trolley Industrial Road     Taylor, MI                              1971    Bulk Warehouse       11.25     180,986     100%
26980 Trolley Industrial Drive    Taylor, MI                              1997    Bulk Warehouse        5.43     102,400     100%
28055 S. Wick Road                Romulus, MI                             1989    Light Industrial      6.79      42,060     100%
12050-12200 Farmington Road       Livonia, MI                             1973    Light Industrial      1.34      25,470      79%
33200 Capitol Avenue              Livonia, MI                             1977    Light Industrial      2.16      40,000     100%
32975 Capitol Avenue              Livonia, MI                             1978    R&D/Flex              0.99      18,465     100%
2725 S. Industrial Highway        Ann Arbor, MI                           1997    Light Industrial      2.63      37,875     100%
32920 Capitol Avenue              Livonia, MI                             1973    Reg. Warehouse        0.47       8,000     100%
32940 Capitol Avenue              Livonia, MI                             1971    Light Industrial      0.45       8,480     100%
11862 Brookfield Avenue           Livonia, MI                             1972    Light Industrial      0.92      14,600     100%
11923 Brookfield Avenue           Livonia, MI                             1973    Light Industrial      0.76      14,600     100%
11965 Brookfield Avenue           Livonia, MI                             1973    Light Industrial      0.88      14,600     100%
34005 Schoolcraft Road            Livonia, MI                             1981    Light Industrial      1.70      26,100     100%
13405 Stark Road                  Livonia, MI                             1980    Light Industrial      0.65       9,750     100%
1170 Chicago Road                 Troy, MI                                1983    Light Industrial      1.73      21,500     100%
1200 Chicago Road                 Troy, MI                                1984    Light Industrial      1.73      26,210     100%


                                                                                                                           OCCUPANCY
                                   LOCATION                         YEAR BUILT-                      LAND AREA                AT
      BUILDING ADDRESS           CITY/STATE          ENCUMBRANCES   RENOVATED    BUILDING TYPE        (ACRES)      GLA     12/31/99
      ----------------        -----------------      ------------   -----------  -------------       ---------   --------  ---------
DETROIT (CONT.)
---------------
450 Robbins Drive             Troy, MI                                 1976     Light Industrial        1.38      19,050      100%
556 Robbins Drive             Troy, MI                                 1974     Light Industrial        0.63       8,760      100%
1230 Chicago Road             Troy, MI                                 1996     Reg. Warehouse          2.10      30,120      100%
12886 Westmore Avenue         Livonia, MI                              1981     Light Industrial        1.01      18,000      100%
12898 Westmore Avenue         Livonia, MI                              1981     Light Industrial        1.01      18,000      100%
33025 Industrial Road         Livonia, MI                              1980     Light Industrial        1.02       6,250      100%
2002 Stephenson Highway       Troy, MI                                 1986     R&D/Flex                1.42      21,850      100%
47711 Clipper Street          Plymouth Twsp, MI                        1996     Reg. Warehouse          2.27      36,926      100%
32975 Industrial Road         Livonia, MI                              1984     Light Industrial        1.19      21,000      100%
32985 Industrial Road         Livonia, MI                              1985     Light Industrial        0.85      12,040      100%
32995 Industrial Road         Livonia, MI                              1983     Light Industrial        1.11      14,280      100%
12874 Westmore Avenue         Livonia, MI                              1984     Light Industrial        1.01      16,000      100%
33067 Industrial Road         Livonia, MI                              1984     Light Industrial        1.11      18,640      100%
1775 Bellingham               Troy, MI                                 1987     R&D/Flex                1.88      28,900      100%
1785 East Maple               Troy, MI                                 1985     Light Industrial        0.80      10,200      100%
1807 East Maple               Troy, MI                                 1984     R&D/Flex                2.15      28,100      100%
9800 Chicago Road             Troy, MI                                 1985     Light Industrial        1.09      14,280      100%
1840 Enterprise Drive         Rochester Hills, MI                      1990     R&D/Flex                2.42      33,240      100%
1885 Enterprise Drive         Rochester Hills, MI                      1990     Light Industrial        1.47      19,604      100%
1935-55 Enterprise Drive      Rochester Hills, MI                      1990     R&D/Flex                4.54      53,400      100%
5500 Enterprise Court         Warren, MI                               1989     R&D/Flex                3.93      53,900      100%
5800 Enterprise Court         Warren, MI                               1987     Manufacturing           1.48      17,240      100%
750 Chicago Road              Troy, MI                                 1986     Light Industrial        1.54      26,709      100%
800 Chicago Road              Troy, MI                                 1985     Light Industrial        1.48      24,340      100%
850 Chicago Road              Troy, MI                                 1984     Light Industrial        0.97      16,049      100%
2805 S. Industrial Highway    Ann Arbor, MI                            1990     R&D/Flex                1.70      24,458      100%
6833 Center Drive             Sterling Heights, MI                     1998     Reg. Warehouse          4.42      66,132      100%
22731 Newman Street           Dearborn, MI                             1985     R&D/Flex                2.31      48,000      100%
32201 North Avis Drive        Madison Heights, MI                      1974     R&D/Flex                4.19      50,000      100%
1100 East Mandoline Road      Madison Heights, MI                      1967     Bulk Warehouse          8.19     117,903      100%
30081 Stephenson Highway      Madison Heights, MI                      1967     Light Industrial        2.50      50,750      100%
1120 John A. Papalas Drive(n) Lincoln Park, MI                         1985     Light Industrial       10.30     120,410      100%
36555 Ecorse                  Romulus, MI                              1998     Bulk Warehouse         18.00     268,800      100%
6340 Middlebelt               Romulus, MI                              1998     Light Industrial       11.03      77,508      100%
4872 S. Lapeer Road           Lake Orion Twsp, MI                      1999     Bulk Warehouse          9.58     125,605      100%
775 James L. Hart Parkway     Ypsilanti, MI                            1999     Reg. Warehouse          7.65      55,535      100%
                                                                                                               ---------     ----
                                                                                SUBTOTAL OR AVERA GE           5,704,797       97%
                                                                                                               ---------     ----


GRAND RAPIDS
------------
3232 Kraft Avenue             Grand Rapids, MI               (b)       1988     Bulk Warehouse         13.15     216,000       72%
8181 Logistics Drive          Grand Rapids, MI               (b)       1990     Bulk Warehouse         10.00     222,000      100%
5062 Kendrick Court           Grand Rapids, MI               (b)       1987     Manufacturing           2.06      31,750      100%
2 84th Street SW              Byron Center, MI                         1986     Light Industrial        3.01      30,000      100%
100 84th Street SW            Byron Center, MI                         1979     Light Industrial        4.20      81,000      100%
511 76th Street SW            Grand Rapids, MI                         1986     Bulk Warehouse         14.44     202,500      100%
553 76th Street SW            Grand Rapids, MI                         1985     R&D/Flex                1.16      10,000      100%
555 76th Street SW            Grand Rapids, MI                         1987     Bulk Warehouse         12.50     200,000      100%
2925 Remico Avenue SW         Grandville, MI                           1988     Light Industrial        3.40      66,505      100%
2935 Walkent Court NW         Grand Rapids, MI                         1991     Light Industrial        6.13      64,961      100%
3300 Kraft Avenue SE          Grand Rapids, MI                         1987     Bulk Warehouse         11.57     200,000      100%
3366 Kraft Avenue SE          Grand Rapids, MI                         1987     Bulk Warehouse         12.35     200,000       75%
5001 Kendrick Court SE        Grand Rapids, MI                         1983     Light Industrial        4.00      61,500      100%
5050 Kendrick Court SE        Grand Rapids, MI                         1988     Manufacturing          26.94     413,500      100%
5015 52nd Street SE           Grand Rapids, MI                         1987     Light Industrial        4.11      61,250      100%
5025 28th Street              Grand Rapids, MI                         1967     Light Industrial        3.97      14,400      100%
5079 33rd Street SE           Grand Rapids, MI                         1990     Bulk Warehouse          6.74     109,875      100%
5333 33rd Street SE           Grand Rapids, MI                         1991     Bulk Warehouse          8.09     101,250      100%
5130 Patterson Ave            Grand Rapids, MI                         1987     Light Industrial        6.57      30,000      100%
425 Gordon Industrial Court   Grand Rapids, MI               (a)       1990     Bulk Warehouse          8.77     173,875      100%
2851 Prairie Street           Grandville, MI                 (a)       1989     Bulk Warehouse          5.45     117,251      100%
2945 Walkent Court            Grand Rapids, MI               (a)       1993     Bulk Warehouse          4.45      93,374      100%
537 76th Street               Grand Rapids, MI               (a)       1987     Light Industrial        5.26      80,000      100%
3395 Kraft Avenue             Grand Rapids, MI                         1985     Light Industrial        3.70      42,600      100%
3427 Kraft Avenue             Grand Rapids, MI                         1985     Light Industrial        2.40      32,600      100%
                                                                                                               ---------     ----
                                                                                SUBTOTAL OR AVERAGE            2,856,191       96%
                                                                                                               ---------     ----
HARTFORD
--------
20 Utopia Road                Manchester, CT                           1989     Light Industrial        3.96      36,000      100%
50 Utopia Road                Manchester, CT                           1987     Light Industrial        3.97      60,000      100%
135 Sheldon road              Manchester, CT                           1987     Light Industrial        6.17      60,000      100%
169 Progress Road             Manchester, CT                           1987     Manufacturing          11.25      84,000      100%
227 Progress Drive            Manchester, CT                           1986     Light Industrial        2.51      19,800      100%
249 Progress Drive            Manchester, CT                           1985     Light Industrial        3.73      30,000      100%

                                                                                                                           OCCUPANCY
                                      LOCATION                      YEAR BUILT-                       LAND AREA               AT
      BUILDING ADDRESS               CITY/STATE     ENCUMBRANCES    RENOVATED      BUILDING TYPE       (ACRES)       GLA    12/31/99
      ----------------               -----------    ------------    -----------    -------------      ----------  --------- --------
HARTFORD (CONT.)
----------------
428 Hayden Station Road              Windsor, CT                           1988     Light Industrial       5.47     36,000    100%
430 Hayden Station Road              Windsor, CT                           1987     Light Industrial       4.34     48,000     75%
436 Hayden Station Road              Windsor, CT                           1988     Light Industrial      10.96     60,000    100%
460 Hayden Station Road              Windsor, CT                           1985     Light Industrial       4.71     42,000     79%
345 MacCausland Court                Cheshire, CT                          1998     Bulk Warehouse        13.14    143,391     80%
                                                                                                                 ---------    ----
                                                                                    SUBTOTAL OR AVERAGE            619,191     92%
                                                                                                                 ---------    ----
HOUSTON
-------
2102-2314 Edwards Street             Houston, TX                           1961     Bulk Warehouse         5.02    115,248    100%
4545 Eastpark Drive                  Houston, TX                           1972     Reg. Warehouse         3.80     81,295    100%
3351 Rauch Street                    Houston, TX                           1970     Reg. Warehouse         4.04     82,500     60%
3851 Yale Street                     Houston, TX                           1971     Bulk Warehouse         5.77    132,554    100%
3337-3347 Rauch Street               Houston, TX                           1970     Reg. Warehouse         2.29     60,085     66%
8505 North Loop East                 Houston, TX                           1981     Bulk Warehouse         4.99    107,769    100%
4749-4799 Eastpark Dr.               Houston, TX                           1979     Bulk Warehouse         7.75    182,563    100%
4851 Homestead Road                  Houston, TX                           1973     Bulk Warehouse         3.63    142,250    100%
3365-3385 Rauch Street               Houston, TX                           1970     Reg. Warehouse         3.31     82,140    100%
5050 Campbell Road                   Houston, TX                           1970     Bulk Warehouse         6.10    121,875    100%
4300 Pine Timbers                    Houston, TX                           1980     Bulk Warehouse         4.76    113,400     58%
10600 Hampstead                      Houston, TX                           1974     Light Industrial       1.26     19,063    100%
2300 Fairway Park Drive              Houston, TX                           1974     Light Industrial       1.25     19,008    100%
7901 Blankenship                     Houston, TX                           1972     Light Industrial       2.17     48,000    100%
2500-2530 Fairway Park               Houston, TX                           1974     Bulk Warehouse         8.72    213,638     84%
6550 Longpointe                      Houston, TX                           1980     Bulk Warehouse         4.13     97,700     66%
1815 Turning Basin Drive             Houston, TX                           1980     Bulk Warehouse         6.34    139,630    100%
1819 Turning Basin Drive             Houston, TX                           1980     Light Industrial       2.85     65,494    100%
4545 Mossford Drive                  Houston, TX                           1975     Reg. Warehouse         3.56     66,565    100%
1805 Turning Basin Drive             Houston, TX                           1980     Bulk Warehouse         7.60    155,250    100%
7000 Empire Drive                    Houston, TX                (h)        1980     R&D/Flex               6.25     95,073     87%
9777 West Gulfbank Drive             Houston, TX                (h)        1980     Light Industrial      15.45    252,242     53%
9835 A Genard Road                   Houston, TX                           1980     Bulk Warehouse        39.20    417,350    100%
9835 B Genard Road                   Houston, TX                           1980     Reg. Warehouse         6.40     66,600    100%
16134 West Hardy                     Houston, TX                           1984     Light Industrial       3.60     34,177    100%
16216 West Hardy                     Houston, TX                           1984     Light Industrial       3.12     29,631    100%
                                                                                                                 ---------    ---
                                                                                    SUBTOTAL OR AVERAGE          2,941,100     90%
                                                                                                                 ---------    ---
INDIANAPOLIS
------------
2900 North Shadeland                 Indianapolis, IN           (c)     1957/1992   Bulk Warehouse        60.00    959,459     68%
2400 North Shadeland                 Indianapolis, IN                      1970     Reg. Warehouse         2.45     40,000    100%
2402 North Shadeland                 Indianapolis, IN                      1970     Bulk Warehouse         7.55    121,539    100%
7901 West 21st Street                Indianapolis, IN                      1985     Bulk Warehouse        12.00    353,000    100%
1445 Brookville Way                  Indianapolis, IN           (c)        1989     Bulk Warehouse         8.79    115,200     90%
1440 Brookville Way                  Indianapolis, IN           (c)        1990     Bulk Warehouse         9.64    166,400    100%
1240 Brookville Way                  Indianapolis, IN           (c)        1990     Light Industrial       3.50     63,000     90%
1220 Brookville Way                  Indianapolis, IN           (c)        1990     R&D/Flex               2.10     10,000    100%
1345 Brookville Way                  Indianapolis, IN           (d)        1992     Bulk Warehouse         5.50    132,000     86%
1350 Brookville Way                  Indianapolis, IN           (c)        1994     Reg. Warehouse         2.87     38,460    100%
1315 Sadlier Circle East Drive       Indianapolis, IN           (d)     1970/1992   R&D/Flex               1.33     14,000    100%
1341 Sadlier Circle East Drive       Indianapolis, IN           (d)     1971/1992   Light Industrial       2.03     32,400    100%
1322-1438 Sadlier Circle East Dr     Indianapolis, IN           (d)     1971/1992   Light Industrial       3.79     36,000     80%
1327-1441 Sadlier Circle East Dr     Indianapolis, IN           (d)        1992     Light Industrial       5.50     54,000     93%
1304 Sadlier Circle East Drive       Indianapolis, IN           (d)     1971/1992   Reg. Warehouse         2.42     17,600    100%
1402 Sadlier Circle East Drive       Indianapolis, IN           (d)     1970/1992   Light Industrial       4.13     40,800     87%
1504 Sadlier Circle East Drive       Indianapolis, IN           (d)     1971/1992   Manufacturing          4.14     54,000    100%
1311 Sadlier Circle East Drive       Indianapolis, IN           (d)     1971/1992   R&D/Flex               1.78     13,200    100%
1365 Sadlier Circle East Drive       Indianapolis, IN           (d)     1971/1992   Light Industrial       2.16     30,000    100%
1352-1354 Sadlier Circle E. Drive    Indianapolis, IN           (d)     1970/1992   Light Industrial       3.50     44,000    100%
1335 Sadlier Circle East Drive       Indianapolis, IN           (d)     1971/1992   R&D/Flex               1.20     20,000    100%
1327 Sadlier Circle East Drive       Indianapolis, IN           (d)     1971/1992   Reg. Warehouse         1.20     12,800    100%
1425 Sadlier Circle East Drive       Indianapolis, IN           (d)     1971/1992   R&D/Flex               2.49      5,000    100%
1230 Brookville Way                  Indianapolis, IN           (c)        1995     Reg. Warehouse         1.96     15,000    100%
6951 East 30th Street                Indianapolis, IN                      1995     Light Industrial       3.81     44,000     35%
6701 East 30th Street                Indianapolis, IN                      1995     Light Industrial       3.00      7,820    100%
6737 East 30th Street                Indianapolis, IN                      1995     Reg. Warehouse        11.01     87,500    100%
1225 Brookville Way                  Indianapolis, IN                      1997     Light Industrial       1.00     10,000    100%
6555 East 30th Street                Indianapolis, IN                   1969/1981   Bulk Warehouse        37.00    331,826    100%
2432-2436 Shadeland                  Indianapolis, IN                      1968     Light Industrial       4.57     70,560     94%
8402-8440 East 33rd Street           Indianapolis, IN                      1977     Light Industrial       4.70     55,200     95%
8520-8630 East 33rd Street           Indianapolis, IN                      1976     Light Industrial       5.30     81,000     86%
8710-8768 East 33rd Street           Indianapolis, IN                      1979     Light Industrial       4.70     43,200     96%
3316-3346 North Pagosa Court         Indianapolis, IN                      1977     Light Industrial       5.10     81,000    100%
3331 Raton Court                     Indianapolis, IN                      1979     Light Industrial       2.80     35,000    100%


                                                                                                                  OCCUPANCY
                               LOCATION                       YEAR BUILT-                    LAND AREA               AT
      BUILDING ADDRESS        CITY/STATE       ENCUMBRANCES   RENOVATED   BUILDING TYPE      (ACRES)      GLA      12/31/99
      ----------------        ----------       ------------   ----------- -------------      ---------  --------  ---------
INDIANAPOLIS (CONT.)
---------------------
4430 Airport Expressway       Indianapolis, IN                  1970      Bulk Warehouse        32.00    486,394        100%
6751 East 30th Street         Indianapolis, IN                  1997      Bulk Warehouse         6.34                   100%
                                                                                                         100,000
9200 East 146th Street        Noblesville, IN                   1961      Bulk Warehouse        21.65    150,488         83%
9210 East 146th Street        Noblesville, IN                   1978      Reg. Warehouse        11.91     23,950        100%
6575 East 30th Street         Indianapolis, IN                  1998      Bulk Warehouse         4.00     60,000        100%
6585 East 30th Street         Indianapolis, IN                  1998      Bulk Warehouse         0.00    100,000        100%
                                                                                                      ----------     ------
                                                                          SUBTOTAL OR AVERAGE          4,155,796         90%
                                                                                                      ----------     ------
LONG ISLAND
-----------
1140 Motor Parkway            Hauppauge, NY                     1978      Bulk Warehouse         8.00    153,500        100%
10 Edison Street              Amityville, NY                    1971      Light Industrial       1.40     34,400        100%
120 Secatogue Avenue          Farmingdale, NY                   1957      Reg. Warehouse         2.60     58,850        100%
100 Lauman Lane               Hicksville, NY                    1968      Reg. Warehouse         1.90     36,880         76%
200 Finn Court                Farmingdale, NY                   1965      Bulk Warehouse         5.00    105,573        100%
717 Broadway Avenue           Holbrook, NY                      1967      Bulk Warehouse        12.30    150,000        100%
725 Broadway Avenue           Holbrook, NY                      1967      Bulk Warehouse         8.00    122,160        100%
270 Duffy Avenue              Hicksville, NY                    1956      R&D/Flex               8.40    133,647        100%
280 Duffy Avenue              Hicksville, NY                    1956      Light Industrial       2.60     49,200        100%
575 Underhill Boulevard       Syosset, NY                       1967      R&D/Flex              16.60    234,427        100%
5 Sidney Court                Lindenhurst, NY                   1962      Light Industrial       1.70     29,300        100%
7 Sidney Court                Lindenhurst, NY                   1964      Light Industrial       5.10     34,000        100%
450 Commack Road              Deer Park, NY                     1964      Light Industrial       5.10     60,005        100%
99 Layfayette Drive           Syosset, NY                       1964      Bulk Warehouse        10.90    219,954        100%
65 East Bethpage Road         Plainview, NY                     1960      Light Industrial       1.40     25,401        100%
171 Milbar Boulevard          Farmingdale, NY                   1961      Reg. Warehouse         2.30     62,265         84%
95 Horseblock Road            Yaphank, NY                       1971      Bulk Warehouse        20.00    180,906         79%
151-171 East 2nd Street       Huntington, NY                    1968      Light Industrial       2.70     44,155         74%
171-175 East 2nd Street       Huntington, NY                    1969      Light Industrial       2.60     42,374        100%
35 Bloomingdale Road          Hicksville, NY                    1962      Light Industrial       1.40     31,950        100%
15-39 Tec Street              Hicksville, NY                    1965      Light Industrial       1.10     17,350        100%
100 Tec Street                Hicksville, NY                    1965      Light Industrial       1.20     25,000        100%
51-89 Tec Street              Hicksville, NY                    1965      Light Industrial       1.20     21,741        100%
502 Old Country Road          Hicksville, NY                    1965      Light Industrial       0.50     10,000        100%
80-98 Tec Street              Hicksville, NY                    1965      Light Industrial       0.75     13,025        100%
201-233 Park Avenue           Hicksville, NY                    1962      Light Industrial       1.70     36,892         82%
One Fairchild Court           Plainview, NY                     1959      R&D/Flex               5.75     57,620        100%
79 Express Street             Plainview, NY                     1972      Light Industrial       4.70     71,126        100%
92 Central Avenue             Farmingdale, NY                   1961      Light Industrial       4.70     70,231        100%
160 Engineers Drive           Hicksville, NY                    1966      Light Industrial       1.90     29,500        100%
260 Engineers Drive           Hicksville, NY                    1966      Light Industrial       2.80     52,580        100%
87-119 Engineers Drive (m)    Hicksville, NY                    1966      Light Industrial       1.70     36,400        100%
950-970 South Broadway        Hicksville, NY                    1966      Light Industrial       2.65     55,889         91%
290 Duffy Avenue              Hicksville, NY         (e)        1974      Light Industrial       3.00     55,050        100%
185 Price Parkway             Farmingdale, NY                   1969      Bulk Warehouse         6.40    100,000        100%
62 Alpha Plaza                Hicksville, NY                    1968      Light Industrial       2.64     34,600        100%
90 Alpha Plaza                Hicksville, NY                    1969      Light Industrial       1.36     34,175        100%
325 Duffy Avenue              Hicksville, NY                    1970      Light Industrial       6.64    100,000          0%
600 West John Street          Hicksville, NY                    1955      Light Industrial       9.00    210,841         84%
939 Motor Parkway             Hauppauge, NY                     1977      Light Industrial       1.50     21,900        100%
200 13th Avenue               Ronkonkoma, NY                    1979      Light Industrial       4.70     72,089         99%
100 13th Avenue               Ronkonkoma, NY                    1979      Manufacturing          4.14     62,898        100%
1 Comac Loop                  Ronkonkoma, NY                    1980      Light Industrial       5.18     63,853         82%
80 13th Avenue                Ronkonkoma, NY                    1983      Light Industrial       6.22     87,102        100%
90 13th Avenue                Ronkonkoma, NY                    1982      Light Industrial       6.95    104,313        100%
33 Comac Loop                 Ronkonkoma, NY                    1983      Light Industrial       5.37     71,904         90%
101-125 Comac Street          Ronkonkoma, NY                    1985      Light Industrial       8.42     99,539         95%
360 Smith Street              Farmingdale, NY                   1965      Light Industrial       3.00     60,000        100%
700 Dibblee Drive             Garden City, NY                   1965      Bulk Warehouse        12.24    325,000        100%
49 Mall Drive                 Hauppauge, NY                     1986      Light Industrial      10.50     99,600        100%
275 Marcus Boulevard          Hauppage, NY                      1985      Light Industrial       5.00     52,329         71%
                                                                                                      ----------     ------
                                                                          SUBTOTAL OR AVERAGE          3,961,494         94%
                                                                                                      ----------     ------
LOUISVILLE
-----------
1251 Port Road                Jeffersonville, IN                1998      Bulk Warehouse        33.00    532,400        100%
9001 Cane Run Road            Louisville, KY                    1998      Bulk Warehouse        39.60    212,500        100%
                                                                                                      ----------     ------
                                                                          SUBTOTAL OR  AVERAGE           744,900        100%
                                                                                                      ----------     ------
MILWAUKEE
---------
N25 W23050 Paul Road          Pewaukee, WI           (a)        1989      R&D/Flex               4.50     37,765          0%
N25 W23255 Paul Road          Pewaukee, WI           (a)        1987      R&D/Flex               4.80     55,940        100%
N27 W23293 Roundy Drive       Pewaukee, WI           (a)        1989      Reg. Warehouse         3.64     39,468        100%
6523 N. Sydney Place          Glendale, WI                      1978      Light Industrial       4.00                   100%
                                                                                                          43,440
8800 W. Bradley               Milwaukee, WI                     1982      Light Industrial       8.00     77,621        100%
1435 North 113th Street       Wauwatosa, WI                     1993      Light Industrial       4.69     51,950        100%

11217-43 W. Becher Street     West Allis, WI                    1979      Light Industrial       1.74     29,099        100%
2152 S. 114th Street          West Allis, WI                    1980      Light Industrial       3.30     63,680         84%

                                                                                                                           OCCUPANCY
                                  LOCATION                             YEAR BUILT-                    LAND AREA               AT
      BUILDING ADDRESS           CITY/STATE             ENCUMBRANCES    RENOVATED   BUILDING TYPE      (ACRES)     GLA      12/31/99
      ----------------           ----------             ------------   ----------  ----------------   ---------  -------   ---------
MILWAUKEE
---------
4560 North 124th Street           Wauwatosa, WI                          1976      Light Industrial       1.31     25,000      100%
Science Drive                     Sturtevant, WI                         1997      Manufacturing         35.00    468,000      100%
12221 West Feerick Street         Wauwatosa, WI                          1971      Reg. Warehouse         1.90     39,800      100%
                                                                                                                ---------      ---
                                                                                   SUBTOTAL OR AVERAGE            931,763       95%
                                                                                                                ---------      ----
MINNEAPOLIS/ST. PAUL
--------------------
2700 Freeway Boulevard            Brooklyn Center, MN          (b)       1981      Light Industrial       7.76     78,741       77%
6507-6545 Cecilia Circle          Bloomington, MN                        1980      Manufacturing          9.65     74,118       95%
1275 Corporate Center Drive       Eagan, MN                              1990      Light Industrial       1.50     19,675      100%
1279 Corporate Center Drive       Eagan, MN                              1990      Light Industrial       1.50     19,792      100%
2815 Eagandale Boulevard          Eagan, MN                              1990      Light Industrial       2.20     29,106      100%
6201 West 111th Street            Bloomington, MN                        1987      Bulk Warehouse        37.00    424,866      100%
6403-6545 Cecilia Drive           Bloomington, MN                        1980      Light Industrial       9.65     87,322       84%
6925-6943 Washington Avenue       Edina, MN                              1972      Manufacturing          2.75     37,625      100%
6955-6973 Washington Avenue       Edina, MN                              1972      Manufacturing          2.25     31,189       91%
7251-7267 Washington Avenue       Edina, MN                              1972      Light Industrial       1.82     26,250      100%
7301-7325 Washington Avenue       Edina, MN                              1972      Light Industrial       1.92     27,297      100%
7101 Winnetka Avenue North        Brooklyn Park, MN                      1990      Bulk Warehouse        14.18    252,978      100%
7600 Golden Triangle Drive        Eden Prairie, MN                       1989      R&D/Flex               6.79     73,855       95%
7900 Main Street Northeast        Fridley, MN                            1973      Manufacturing          6.09     97,020      100%
7901 Beech Street Northeast       Fridley, MN                            1975      Manufacturing          6.07     97,020      100%
9901 West 74th Street             Eden Prairie, MN                     1983/88     Reg. Warehouse         8.86    150,000      100%
11201 Hampshire Avenue South      Bloomington, MN                        1986      Manufacturing          5.90     60,480      100%
12220-12222 Nicollet Avenue       Burnsville, MN                       1989/90     Light Industrial       1.80     17,116        6%
12250-12268 Nicollet Avenue       Burnsville, MN                       1989/90     Light Industrial       4.30     42,465      100%
12224-12226 Nicollet Avenue       Burnsville, MN                       1989/90     R&D/Flex               2.40     23,607       78%
305 2nd Street Northwest          New Brighton, MN                       1991      Light Industrial       5.43     62,293       99%
980 Lone Oak Road                 Eagan, MN                              1992      Reg. Warehouse        11.40    154,950       71%
990 Lone Oak Road                 Eagan, MN                              1989      Reg. Warehouse        11.41    153,608       93%
1030 Lone Oak Road                Eagan, MN                              1988      Light Industrial       6.30     83,076      100%
1060 Lone Oak Road                Eagan, MN                              1988      Light Industrial       6.50     82,728       79%
5400 Nathan Lane                  Plymouth, MN                           1990      Light Industrial       5.70     72,089      100%
6464 Sycamore Court               Maple Grove, MN                        1990      Manufacturing          6.40     79,702      100%
10120 W. 76th Street              Eden Prairie, MN                       1987      Light Industrial       4.52     57,798      100%
7615 Golden Triangle              Eden Prairie, MN                       1987      Light Industrial       4.61     52,816       76%
7625 Golden Triangle Drive        Eden Prairie, MN                       1987      Light Industrial       4.61     73,125       96%
2605 Fernbrook Lane North         Plymouth, MN                           1987      R&D/Flex               6.37     80,769      100%
12155 Nicollet Avenue             Burnsville, MN                         1995      Reg. Warehouse         5.80     48,000      100%
900 Apollo Road                   Egan, MN                     (a)       1970      Manufacturing         39.00    312,265      100%
7316 Aspen Lane North             Brooklyn Park, MN            (a)       1978      Manufacturing          6.63     97,640      100%
953 Westgate Drive                Brooklyn Center, MN          (a)       1991      Light Industrial       3.17     51,906      100%
73rd Avenue North                 Brooklyn Park, MN                      1995      R&D/Flex               4.46     59,782      100%
1905 W. Country Road C            Roseville, MN                          1993      R&D/Flex               4.60     47,735      100%
2720 Arthur Street                Roseville, MN                          1995      R&D/Flex               6.06     74,337      100%
10205 51st Avenue North           Plymouth, MN                           1990      Reg. Warehouse         2.00     30,476      100%
4100 Peavey Road                  Chaska, MN                             1988      Manufacturing          8.27     78,029      100%
11300 Hampshire Ave. South        Bloomington, MN                        1983      Bulk Warehouse         9.94    145,210       72%
375 Rivertown Drive               Woodbury, MN                           1996      Bulk Warehouse        11.33    251,968       87%
5205 Highway 169                  Plymouth, MN                           1960      Light Industrial       7.92     97,770       95%
6451-6595 Citywest Parkway        Eden Prairie, MN                       1984      R&D/Flex               6.98     83,189       95%
7100-7190 Shady Oak Road(n)       Eden Prairie, MN                       1982      Light Industrial      14.44    187,777      100%
7500-7546 Washington Square       Eden Prairie, MN                       1975      Light Industrial       5.40     46,200      100%
7550-7558 Washington Square       Eden Prairie, MN                       1975      Light Industrial       2.70     29,739      100%
5240-5300 Valley Industrial Blvd  Shakopee, MN                           1973      Light Industrial       9.06     80,000       74%
1565 First Avenue NW              New Brighton, MN                       1978      Manufacturing          8.87    112,083      100%
7125 Northland Terrace            Brooklyn Park, MN                      1996      R&D/Flex               5.89     79,958      100%
6900 Shady Oak Road               Eden Prairie,  MN                      1980      R&D/Flex               4.60     49,190      100%
6477-6525 City West Parkway       Eden Prairie, MN                       1984      R&D/Flex               7.00     89,456       95%
1157 Valley Park Drive            Shakopee, MN                           1997      Bulk Warehouse         9.97    126,382       92%
500-530 Kasota Avenue SE          Minneapolis, MN                        1976      Manufacturing          4.47     85,442      100%
770-786 Kasota Avenue SE          Minneapolis, MN                        1976      Manufacturing          3.16     56,388      100%
800 Kasota Avenue SE              Minneapolis, MN                        1976      Manufacturing          4.10    100,250      100%
2530-2570 Kasota Avenue           St. Paul, MN                           1976      Manufacturing          4.56     75,933       84%
504 Malcolm Ave. SE               Minneapolis, MN                        1999      Bulk Warehouse         7.50    143,066      100%
553 North Fairview                Minneapolis, MN                        1999      Bulk Warehouse        10.75    124,800      100%
1150 Gateway Drive                Shakopee, MN                           1999      Bulk Warehouse         9.75    153,454      100%
                                                                                                                ---------      ---
                                                                                   SUBTOTAL OR  AVERAGE         5,541,901       95%
                                                                                                                ---------      ---
NASHVILLE
---------
1621 Heil Quaker Boulevard        Nashville, TN                (b)       1975      Bulk Warehouse        11.29    160,661      100%
417 Harding Industrial Drive      Nashville, TN                          1972      Bulk Warehouse        13.70    207,440      100%
3099 Barry Drive                  Portland, TN                           1995      Manufacturing          6.20    109,058      100%
3150 Barry Drive                  Portland, TN                           1993      Bulk Warehouse        26.32    268,253      100%
5599 Highway 31 West              Portland, TN                           1995      Bulk Warehouse        20.00    161,500      100%
1650 Elm Hill Pike                Nashville, TN                          1984      Light Industrial       3.46     41,228       98%

                                                                                                                 OCCUPANCY
                               LOCATION                  YEAR BUILT-                       LAND AREA                 AT
      BUILDING ADDRESS        CITY/STATE   ENCUMBRANCES   RENOVATED   BUILDING TYPE         (ACRES)      GLA      12/31/99
      ----------------        ----------   ------------  ----------   -------------         -------      ---      --------
NASHVILLE (CONT.)
-----------------
1821 Air Lane Drive           Nashville, TN                 1984      Light Industrial       2.54        25,300     100%
1102 Appleton Drive           Nashville, TN                 1984      Light Industrial       1.73        28,022     100%
1920 Air Lane Drive           Nashville, TN                 1985      Light Industrial       3.19        49,922     100%
1931 Air Lane Drive           Nashville, TN                 1984      Light Industrial      10.11        87,549     100%
470 Metroplex Drive (m)       Nashville, TN                 1986      Light Industrial       8.11       102,040      96%
1150 Antiock Pike             Nashville, TN                 1987      Bulk Warehouse         9.83       146,055     100%
1630 Corporate Place          La Vergne, TN                 1973      Bulk Warehouse         7.60       122,000     100%
4640 Cummings Park            Nashville, TN                 1986      Bulk Warehouse        14.69       100,000     100%
                                                                                                      ---------    ----
                                                                      SUBTOTAL OR AVERAGE             1,609,028     100%
                                                                                                      ---------    ----
NORTHERN NEW JERSEY
-------------------
60 Ethel Road West            Piscataway, NJ                1982      Light Industrial       3.93        42,802     100%
70 Ethel Road West            Piscataway, NJ                1979      Light Industrial       3.78        61,500     100%
105 Neptune Boulevard         Neptune, NJ                   1989      Light Industrial      10.00        20,440      97%
140 Hanover Avenue            Hanover, NJ                1964/1988    R&D/Flex               2.95        24,905     100%
601-629 Montrose Avenue       South Plainfield, NJ          1974      Light Industrial       5.83        75,000     100%
3 Marlen                      Hamilton, NJ                  1981      Light Industrial       1.11        13,174     100%
5 Marlen                      Hamilton, NJ                  1981      Light Industrial       1.56        21,000      63%
7 Marlen                      Hamilton, NJ                  1982      Light Industrial       2.05        28,400      67%
8 Marlen                      Hamilton, NJ                  1982      Reg. Warehouse         4.36        60,001     100%
15 Marlen                     Hamilton, NJ                  1982      Light Industrial       1.19        13,562     100%
17 Marlen                     Hamilton, NJ                  1981      Light Industrial       1.32        20,030      50%
1 South Gold Drive            Hamilton, NJ                  1973      Light Industrial       1.50        20,009      95%
5 South Gold Drive            Hamilton, NJ                  1974      Light Industrial       1.97        24,000     100%
6 South Gold Drive            Hamilton, NJ                  1975      Light Industrial       1.00        13,580     100%
7 South Gold Drive            Hamilton, NJ                  1976      Light Industrial       1.00        10,219      50%
8 South Gold Drive            Hamilton, NJ                  1977      Light Industrial       1.14        16,907     100%
9 South Gold Drive            Hamilton, NJ                  1980      Light Industrial       1.00        13,583     100%
11 South Gold Drive           Hamilton, NJ                  1979      Light Industrial       1.97        33,114     100%
12 South Gold Drive           Hamilton, NJ                  1980      Light Industrial       1.29        20,240     100%
9 Princess Road               Lawrenceville, NJ             1985      R&D/Flex               2.36        24,375     100%
11 Princess Road              Lawrenceville, NJ             1985      R&D/Flex               5.33        55,000      73%
15 Princess Road              Lawrenceville, NJ             1986      R&D/Flex               2.00        20,625     100%
17 Princess Road              Lawrenceville, NJ             1986      R&D/Flex               1.82        18,750     100%
220 Hanover Avenue            Hanover, NJ                   1987      Bulk Warehouse        29.27       158,242     100%
244 Shefield Street           Mountainside, NJ           1965/1986    Light Industrial       2.20        23,000      54%
30 Troy Road                  Hanover,  NJ                  1972      Light Industrial       1.31        17,500     100%
15 Leslie Court               Hanover,  NJ                  1971      Light Industrial       3.08        18,000     100%
20 Leslie Court               Hanover,  NJ                  1974      Light Industrial       1.38        17,997     100%
25 Leslie Court               Hanover,  NJ                  1975      Light Industrial       1.30        70,800      92%
130 Algonquin Parkway         Hanover,  NJ                  1973      Light Industrial       5.50        29,008     100%
150 Algonquin Parkway         Hanover,  NJ                  1973      Light Industrial       2.47        17,531     100%
55 Locust Avenue              Roseland, NJ                  1980      Reg. Warehouse        13.63        79,750     100%
31 West Forest Street (m)     Englewood, NJ                 1978      Light Industrial       6.00       110,000      93%
25 World's Fair Drive         Franklin, NJ                  1986      R&D/Flex               1.81        20,000     100%
14 World's Fair Drive         Franklin, NJ                  1980      R&D/Flex               4.53        60,000      92%
16 World's Fair Drive         Franklin, NJ                  1981      Light Industrial       3.62        43,400     100%
18 World's Fair Drive         Franklin, NJ                  1982      R&D/Flex               1.06        12,809     100%
23 World's Fair Drive         Franklin, NJ                  1982      Light Industrial       1.20        16,000     100%
12 World's Fair Drive         Franklin, NJ                  1981      Light Industrial       3.85        65,000      96%
49 Napoleon Court             Franklin, NJ                  1982      Light Industrial       2.06        32,500     100%
50 Napoleon Court             Franklin, NJ                  1982      Light Industrial       1.52        20,158     100%
22 World's Fair Drive         Franklin, NJ                  1983      Light Industrial       3.52        50,000      80%
26 World's Fair Drive         Franklin, NJ                  1984      Light Industrial       3.41        47,000     100%
24 World's Fair Drive         Franklin, NJ                  1984      Light Industrial       3.45        47,000     100%
12 Wright Way                 Oakland, NJ                   1981      Reg. Warehouse         6.52        52,402     100%
                                                                                                      ---------     ---
                                                                      SUBTOTAL OR AVERAGE             1,659,313      95%
                                                                                                      ---------     ---
NEW ORLEANS
-----------
520-524 Elmwood Park Blvd.(m) Jefferson, LA                 1986      Light Industrial       5.32       102,209      96%
125 Mallard St.               St. Rose, LA       (g)        1984      R&D/Flex               1.38        23,436      86%
107 Mallard                   St. Rose, LA       (g)        1985      Light Industrial       1.48        23,436     100%
125 James Drive West          St. Rose, LA       (g)        1990      Light Industrial       3.30        38,692     100%
161 James Drive West          St. Rose, LA                  1986      Light Industrial       2.80        47,474      55%
150 James Drive East          St. Rose, LA                  1986      Light Industrial       3.60        49,275      87%
115 James Drive West          St. Rose, LA       (g)        1986      Light Industrial       2.07        21,408     100%
100 James Drive               St. Rose, LA       (g)        1980      R&D/Flex               6.66        43,055     100%
143 Mallard St.               St. Rose, LA       (g)        1982      Light Industrial       1.48        23,436     100%
160 James Drive East          St. Rose, LA       (g)        1981      R&D/Flex               3.66        25,772     100%
190 James Drive East          St. Rose, LA       (g)        1987      Light Industrial       4.47        36,357     100%
120 Mallard St.               St. Rose, LA       (g)        1981      R&D/Flex               3.41        53,520      94%
110 James Drive West          St. Rose, LA       (g)        1983      R&D/Flex               1.57        24,018      93%
150 Canvasback Drive          St. Rose, LA                  1986      Reg. Warehouse         2.80        40,500     100%
                                                                                                      ---------   -----
                                                                      SUBTOTAL OR AVERAGE               552,588      93%
                                                                                                      ---------   -----
PHILADELPHIA
------------
212 Welsh Pool Road           Exton, PA                     1975      Light Industrial       6.56        25,361     100%
230-240 Welsh Pool Road       Exton, PA                     1975      Manufacturing          6.56        30,000     100%



                                                                                                                      OCCUPANCY
                               LOCATION                       YEAR BUILT-                       LAND AREA                 AT
      BUILDING ADDRESS        CITY/STATE       ENCUMBRANCES   RENOVATED   BUILDING TYPE          (ACRES)      GLA      12/31/99
      ----------------        ----------       ------------   ----------   -------------       -----------  -------   -----------
PHILADELPHIA (CONT.)
--------------------
264 Welsh Pool Road             Exton, PA                       1975      R&D/Flex                 2.84         11,256        100%
254 Welsh Pool Road             Exton, PA                       1975      Light Industrial         2.84         28,180        100%
256 Welsh Pool Road             Exton, PA                       1975      Light Industrial         2.84         12,038         18%
213 Welsh Pool Road             Exton, PA                       1975      Light Industrial         3.01         22,095        100%
251 Welsh Pool Road             Exton, PA                       1975      R&D/Flex                 4.10         25,546        100%
253-255 Welsh Pool Road         Exton, PA                       1975      Light Industrial         4.10         20,800        100%
151-161 Philips Road            Exton, PA                       1975      Light Industrial         3.82         30,065        100%
210 Philips Road                Exton, PA                       1975      Manufacturing            6.56         26,827        100%
215 Welsh Pool Road             Exton, PA                       1975      Light Industrial         2.12         14,041        100%
102 Pickering Way               Exton, PA                       1980      R&D/Flex                 8.87         81,071        100%
217 Welsh Pool Road             Exton, PA                       1975      Light Industrial         2.12         11,293        100%
216 Philips Road                Exton, PA                       1985      Light Industrial         2.99         39,037        100%
202 Philips Road                Exton, PA                       1972      Reg. Warehouse           2.94         46,750        100%
110 Thousand Oaks Blvd          Morgantown, PA                  1987      Bulk Warehouse           7.89        110,000        100%
20 McDonald Blvd                Aston, PA                       1988      Light Industrial         2.22         28,900        100%
30 McDonald Blvd                Aston, PA                       1988      Light Industrial         1.68         22,000         45%
219 Welsh Pool Road             Exton, PA                       1980      Light Industrial         3.00         19,965        100%
                                                                                                             ---------     ------
                                                                          SUBTOTAL OR AVERAGE                  605,225         96%
                                                                                                             ---------     ------
PHOENIX
-------
7340 South Kyrene Road          Tempe, AZ                       1996      Reg. Warehouse           7.20         63,720        100%
7350 South Kyrene Road          Tempe, AZ                       1996      Reg. Warehouse           5.36         99,384        100%
7360 South Kyrene Road          Tempe, AZ                       1996      R&D/Flex                 5.42         99,418        100%
7343 South Hardy Drive          Tempe, AZ                       1997      Bulk Warehouse           7.84        174,854        100%
7333 South Hardy Drive          Tempe, AZ                       1997      Reg. Warehouse           7.90         98,052        100%
1045 South Edward Drive         Tempe, AZ                       1976      Light Industrial         2.12         38,560        100%
                                                                                                            ----------      -----
                                                                          SUBTOTAL OR AVERAGE                  573,988        100%
                                                                                                             ---------      -----
PORTLAND
--------
5687 International Way (o)      Milwaukee, OR        (l)        1974      Light Industrial         3.71         52,080         68%
5795 SW Jean Road (n)           Lake Oswego, OR                 1985      Light Industrial         3.02         37,352         97%
12130 NE Ainsworth Circle (m)   Portland, OR                    1986      R&D/Flex                 4.39         53,021         77%
5509 NW 122nd Ave (m)           Milwaukee, OR        (k)        1995      Light Industrial         2.51         26,850        100%
6105-6113 NE 92nd Avenue (o)    Portland, OR                    1978      Light Industrial         7.42        132,800        100%
8727 NE Marx Drive (n)          Portland, OR                    1987      Light Industrial         6.59        111,000         68%
3910 SW 170th Avenue            Portland, OR                    1987      Light Industrial         1.28         20,500        100%
3388 SE 20th Street             Portland, OR                    1981      Light Industrial         0.25         11,810        100%
5962-5964 NE 87th Avenue        Portland, OR                    1979      Light Industrial         1.28         14,000        100%
116 SE Yamhill                  Portland, OR                    1974      Light Industrial         0.28          7,500        100%
9106 NE Marx Drive              Portland, OR                    1969      Light Industrial         0.53          7,500        100%
11620 NE Ainsworth Circle       Portland, OR                    1992      Light Industrial         1.55         10,000        100%
11824 NE Ainsworth Circle       Portland, OR                    1992      Light Industrial         2.13         20,812        100%
12124 NE Ainsworth Circle       Portland, OR                    1984      Light Industrial         2.52         29,040        100%
2715 SE Raymond                 Portland, OR                    1971      Light Industrial         1.28         35,000        100%
1645 NE 72nd Avenue             Portland, OR                    1972      Light Industrial         0.73         21,600        100%
1630 SE 8th Avenue              Portland, OR                    1968      Light Industrial         0.92          5,000        100%
9044 NE Marx Drive              Portland, OR                    1986      Light Industrial         0.35         19,500        100%
2443 SE 4th Avenue              Portland, OR                    1964      Light Industrial         0.76         27,128        100%
711 SE Stark Street             Portland, OR                    1972      Light Industrial         0.23          8,000        100%
11632 NE Ainsworth Circle       Portland, OR                    1990      Light Industrial         9.63        124,610         98%
NE 138th & Airport Way          Portland, OR                    1990      Light Industrial        12.91         49,624        100%
14699 NE Airport Way            Portland, OR                    1998      Light Industrial         4.75         20,000        100%
                                                                                                            ----------      -----
                                                                          SUBTOTAL OR AVERAGE                  844,727         92%
                                                                                                            ----------      -----
SALT LAKE CITY
--------------
2255 South 300 West (r)         Salt Lake City, UT              1980      Light Industrial         4.56        103,018        100%
512 Lawndale Drive (s)          Salt Lake City, UT              1981      Light Industrial        35.00        395,291         88%
1270 West 2320 South            West Valley, UT                 1986      R&D/Flex                 1.49         13,025         77%
1275 West 2240 South            West Valley, UT                 1986      R&D/Flex                 2.06         38,227        100%
1288 West 2240 South            West Valley, UT                 1986      R&D/Flex                 0.97         13,300         76%
2235 South 1300 West            West Valley, UT                 1986      Light Industrial         1.22         19,000         54%
1293 West 2200 South            West Valley, UT                 1986      R&D/Flex                 0.86         13,300         45%
1279 West 2200 South            West Valley, UT                 1986      R&D/Flex                 0.91         13,300        100%
1272 West 2240 South            West Valley, UT                 1986      Light Industrial         3.07         34,870        100%
1149 West 2240 South            West Valley, UT                 1986      Light Industrial         1.71         21,250        100%
1142 West 2320 South            West Valley, UT                 1987      Light Industrial         1.52         17,500         55%
                                                                                                            ----------      -----
                                                                          SUBTOTAL OR AVERAGE                  682,081         89%
                                                                                                            ----------      -----
SOUTHERN NEW JERSEY
-------------------
2-5 North Olnev Ave.            Cherry Hill, NJ                 1963      Light Industrial         2.10         58,139        100%
2 Springdale Road               Cherry Hill, NJ                 1968      Light Industrial         1.44         21,008         92%
4 Springdale Road (m)           Cherry Hill, NJ                 1963      Light Industrial         3.02         58,189         66%
6 Springdale Road               Cherry Hill, NJ                 1964      Light Industrial         1.44         23,037        100%
8 Springdale Road               Cherry Hill, NJ                 1966      Light Industrial         3.02         45,054        100%
12 Springdale Road              Cherry Hill, NJ                 1965      Light Industrial         3.40         49,259        100%
1 Esterbrook Lane               Cherry Hill, NJ                 1965      Light Industrial         1.71          8,610        100%


                                 LOCATION                YEAR BUILT-                     LAND AREA             OCCUPANCY AT
      BUILDING ADDRESS          CITY/STATE  ENCUMBRANCES  RENOVATED   BUILDING TYPE       (ACRES)      GLA       12/31/99
      ----------------          ----------  ------------  ---------   -------------       -------      ---       --------
SOUTHERN NEW JERSEY (CONT.)
---------------------------
16 Springdale Road                Cherry Hill, NJ           1967      Light Industrial       5.30     48,922        91%
5 Esterbrook Lane                 Cherry Hill, NJ           1966      Reg. Warehouse         5.45     39,167       100%
2 Pin Oak Lane                    Cherry Hill, NJ           1968      Light Industrial       4.45     51,230       100%
6 Esterbrook Lane                 Cherry Hill, NJ           1966      Light Industrial       3.96     32,914       100%
3 Computer Drive                  Cherry Hill, NJ           1966      Bulk Warehouse        11.40    181,000       100%
19 Perina Blvd.                   Cherry Hill, NJ           1966      Light Industrial       4.00     30,000       100%
28 Springdale Road                Cherry Hill, NJ           1967      Light Industrial       2.93     38,949       100%
3 Esterbrook Lane                 Cherry Hill, NJ           1968      Light Industrial       2.15     32,844       100%
4 Esterbrook Lane                 Cherry Hill, NJ           1969      Light Industrial       3.42     39,266       100%
26 Springdale Road                Cherry Hill, NJ           1968      Light Industrial       3.25     31,652       100%
1 Keystone Ave.                   Cherry Hill, NJ           1969      Light Industrial       4.15     60,983        90%
1919 Springdale Road              Cherry Hill, NJ           1970      Light Industrial       5.13     49,300       100%
21 Olnev Ave.                     Cherry Hill, NJ           1969      Manufacturing          1.75     22,738       100%
19 Olnev Ave.                     Cherry Hill, NJ           1971      Light Industrial       4.36     53,962        55%
2 Keystone Ave.                   Cherry Hill, NJ           1970      Light Industrial       3.47     50,922       100%
18 Olnev Ave.                     Cherry Hill, NJ           1974      Light Industrial       8.85     62,542       100%
22 Springdale Road                Cherry Hill, NJ           1977      Light Industrial       6.24     88,872       100%
1998 Springdale Road              Cherry Hill, NJ           1971      Light Industrial       0.95     14,000       100%
55 Carnegie Drive                 Cherry Hill, NJ           1988      Reg. Warehouse        15.20     90,804       100%
57 Carnegie Drive                 Cherry Hill, NJ           1987      Bulk Warehouse        13.70    142,750       100%
                                                                                                   ---------       ----
                                                                      SUBTOTAL OR AVERAGE          1,426,113        96%
                                                                                                   ---------       ----
ST. LOUIS
---------
8921-8971 Frost Avenue            Hazelwood, MO   (b)       1971      Bulk Warehouse         2.00    100,000       100%
9043-9083 Frost Avenue            Hazelwood, MO   (b)       1970      Bulk Warehouse         2.69    145,000       100%
2121 Chapin Industrial Drive      Vinita Park, MO         1969/87     Bulk Warehouse        23.40    281,105       100%
1200 Andes Boulevard              Olivette, MO              1967      Light Industrial       2.77     66,601       100%
1248 Andes Boulevard              Olivette, MO              1967      Light Industrial       3.15     60,708       100%
1208-1226 Ambassador Blvd.        Olivette, MO              1966      Light Industrial       2.11     49,600       100%
1503-1525 Fairview Industrial     Olivette, MO              1967      Light Industrial       2.18     46,481       100%
2462-2470 Schuetz Road            St. Louis, MO             1965      Light Industrial       2.28     43,868       100%
10431-10449 Midwest Industrial    Olivette, MO              1967      Light Industrial       2.40     55,125        99%
10751 Midwest Industrial Blvd.    Olivette, MO              1965      Light Industrial       1.70     44,100       100%
11652-11666 Fairgrove Industrial  St. Louis, MO             1966      Light Industrial       1.92     31,500       100%
11674-11688 Fairgrove Industrial  St. Louis, MO             1967      Light Industrial       1.53     31,500       100%
2337 Centerline Drive             Maryland Heights, MO      1967      Light Industrial       3.46     75,600       100%
6951 N. Hanley (m)                Hazelwood, MO             1965      Bulk Warehouse         9.50    129,614       100%
4560 Anglum Road                  Hazelwood, MO             1970      Light Industrial       2.60     35,114       100%
2760 South 1st Street             St. Louis, MO             1997      Bulk Warehouse        11.00    178,800       100%
                                                                                                   ---------       ----
                                                                      SUBTOTAL OR AVERAGE          1,374,716       100%
                                                                                                   ---------       ----
TAMPA
-----
6614 Adamo Drive                  Tampa, FL                 1967      Reg. Warehouse         2.78     41,377       100%
202 Kelsey                        Tampa, FL                 1989      Bulk Warehouse         6.30    112,000         0%
6202 Benjamin Road                Tampa, FL                 1981      R&D/Flex               2.04     29,845       100%
6204 Benjamin Road                Tampa, FL                 1982      Light Industrial       4.16     60,975       100%
6206 Benjamin Road                Tampa, FL                 1983      Light Industrial       3.94     57,708       100%
6302 Benjamin Road                Tampa, FL                 1983      R&D/Flex               2.03     29,747        87%
6304 Benjamin Road                Tampa, FL                 1984      R&D/Flex               2.04     29,845       100%
6306 Benjamin Road                Tampa, FL                 1984      Light Industrial       2.58     37,336        86%
6308 Benjamin Road                Tampa, FL                 1984      Light Industrial       3.22     47,256       100%
5313 Johns Road                   Tampa, FL                 1991      R&D/Flex               1.36     25,690       100%
5602 Thompson Center Court        Tampa, FL                 1972      R&D/Flex               1.39     14,914       100%
5411 Johns Road                   Tampa, FL                 1997      Light Industrial       1.98     30,204        70%
5525 Johns Road                   Tampa, FL                 1993      R&D/Flex               1.46     24,139       100%
5607 Johns Road                   Tampa, FL                 1991      R&D/Flex               1.34     13,500       100%
5709 Johns Road                   Tampa, FL                 1990      Light Industrial       1.80     25,480       100%
5711 Johns Road                   Tampa, FL                 1990      Light Industrial       1.80     25,455       100%
4410 East Adamo Drive             Tampa, FL                 1990      Bulk Warehouse         5.60    101,744        74%
4420 East Adamo Drive             Tampa, FL                 1990      Reg. Warehouse         1.40     26,650       100%
4430 East Adamo Drive             Tampa, FL                 1987      Reg. Warehouse         3.75     64,551       100%
4440 East Adamo Drive             Tampa, FL                 1988      Reg. Warehouse         3.75     64,800       100%
4450 East Adamo Drive             Tampa, FL                 1969      Reg. Warehouse         4.00     46,462       100%
5453 West Waters Avenue           Tampa, FL                 1987      R&D/Flex               0.66      7,200       100%
5455 West Waters Avenue           Tampa, FL                 1987      R&D/Flex               2.97     32,424       100%
5553 West Waters Avenue           Tampa, FL                 1987      Light Industrial       2.97     32,424       100%
5501 West Waters Avenue           Tampa, FL                 1990      R&D/Flex               1.53     15,870       100%
5503 West Waters Avenue           Tampa, FL                 1990      R&D/Flex               0.68      7,060       100%
5555 West Waters Avenue           Tampa, FL                 1990      R&D/Flex               2.31     23,947       100%
5557 West Waters Avenue           Tampa, FL                 1990      R&D/Flex               0.57      5,860       100%
5463 W. Waters Avenue             Tampa, FL       (j)       1996      R&D/Flex               3.50     44,427       100%
5903 Johns Road                   Tampa, FL                 1987      Light Industrial       1.20     11,600        88%
4107 North Himes Avenue           Tampa, FL                 1990      R&D/Flex               1.86     25,436        96%
5461 W. Waters Avenue             Tampa, FL                 1998      Light Industrial       1.84     21,778       100%
10040 18th Street North           Tampa, FL                 1998      Reg. Warehouse         5.15     82,469        76%
5471 W. Waters Avenue             Tampa, FL                 1999      R&D/Flex               2.00     23,778        83%
5505 Johns Road #7                Tampa, FL                 1999      Light Industrial       2.12     30,019       100%
5481 W. Waters Avenue             Tampa, FL                 1999      R&D/Flex               3.60     41,861       100%
5483 W. Waters Avenue             Tampa, FL                 1999      R&D/Flex               2.92     33,861       100%

                                                                                                                OCCUPANCY
                               LOCATION                  YEAR BUILT-                     LAND AREA                  AT
      BUILDING ADDRESS        CITY/STATE  ENCUMBRANCES   RENOVATED    BUILDING TYPE       (ACRES)      GLA       12/31/99
      ----------------        ----------  ------------   -----------  -------------       -------    -------   -----------
TAMPA, (CONT.)
--------------
6702-6712 Benjamin Road (q)   Tampa, FL                     1982      Light Industrial       9.20     107,670           87%
                                                                                                   ----------          ---
                                                                      SUBTOTAL OR AVERAGE           1,457,362           86%
                                                                                                   ----------          ---

OTHER
-----
2800 Airport Road (p)         Denton, TX                    1968      Manufacturing         29.91     222,403          100%
3501 Maple Street             Abilene, TX                   1980      Manufacturing         34.42     123,700          100%
4200 West Harry Street (n)    Wichita, KS                   1972      Bulk Warehouse        21.45     177,655          100%
Industrial Park No. 2         West Lebanon, NH              1968      Bulk Warehouse        10.27     156,200          100%
931 Discovery Road            Green Bay, WI                 1997      Light Industrial       4.22      25,254          100%
2675 Valley View Drive        Shreveport, LA                1997      Bulk Warehouse        12.00     250,000          100%
300 10th Street NW            Clarion, IA                   1997      Bulk Warehouse         8.63     126,900          100%
6601 S. 33rd Street           McAllen, TX                   1975      Reg. Warehouse         3.31      50,000          100%
9601 A Dessau Road            Austin, TX                    1999      Light Industrial       3.28      33,000          100%
                                                                                                   ----------          ---
                                                                      SUBTOTAL OR AVERAGE           1,165,112          100%
                                                                                                   ----------          ---

                                                                                  TOTAL            67,029,135           96%
                                                                                                   ==========          ===


(a) These properties are owned by the Securities Partnership. The Securities Partnership guarantees the payment of dividends and amounts upon redemption, liquidation, dissolution or winding-up of the Series A Cumulative Preferred Stock.

(b) These properties collateralize a $39.1 million mortgage loan which matures on January 11, 2026.

(c) These properties collateralize a $34.6 million mortgage loan which matures on April 1, 2003.

(d) These properties collateralize a $8.3 million mortgage loan which matures on January 1, 2013.

(e) This property collateralizes a $.7 million mortgage loan which maturity is based upon a contingent event related to the environmental status of the property.

(f) This property collateralizes a $3.6 million mortgage loan which matures on August 1, 2008.

(g) These properties collateralize a $7.6 million mortgage loan which matures on April 1, 2006.

(h) These properties collateralize a $3.4 million mortgage loan which matures on June 1, 2003.

(i) This property collateralizes a $2.4 million mortgage loan which matures on October 1, 2006.

(j) This property collateralizes a $2.5 million mortgage loan which matures on September 1, 2006.

(k) These properties collateralize a $.9 million mortgage loan which matures on November 1, 2006.

(l) These properties collateralize a $1.3 million mortgage loan which matures on March 15, 2002.

(m) Comprised of two properties.

(n) Comprised of three properties.

(o) Comprised of four properties.

(p) Comprised of five properties.

(q) Comprised of six properties.

(r) Comprised of seven properties.

(s) Comprised of 29 properties.

     TENANT AND LEASE INFORMATION

        The Company has a diverse base of more than 2,900 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and five years and provide for periodic rental increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 1999, approximately 96% of the GLA of the properties was leased, and no single tenant or group of related tenants accounted for more than 1.1% of the Company's rent revenues, nor did any single tenant or group of related tenants occupy more than 1.4% of the Company's total GLA as of December 31, 1999.

        The following table shows scheduled lease expirations for all leases for the Company's properties as of December 31, 1999.


                                                                              ANNUAL BASE RENT
                       NUMBER OF                          PERCENTAGE OF        UNDER EXPIRING        PERCENTAGE OF TOTAL
      YEAR OF           LEASES             GLA                 GLA                 LEASES              ANNUAL BASE RENT
   EXPIRATION (1)      EXPIRING        EXPIRING (2)         EXPIRING           (IN THOUSANDS)            EXPIRING (2)
   --------------     ------------    ---------------    ----------------    --------------------    ---------------------
      2000                    841         13,315,075           20.8%           $    56,803                    19.8%
      2001                    635         11,499,193           18.0%                51,148                    17.8%
      2002                    602         10,543,827           16.5%                46,946                    16.3%
      2003                    376          7,328,238           11.4%                36,669                    12.8%
      2004                    305          7,995,632           12.5%                34,328                    12.0%
      2005                     83          2,883,248            4.5%                15,054                     5.2%
      2006                     58          2,208,272            3.4%                10,454                     3.6%
      2007                     35          2,523,676            3.9%                10,150                     3.5%
      2008                     31          2,174,406            3.4%                 9,442                     3.3%
      2009                     29          1,977,580            3.1%                 8,175                     2.9%
      Thereafter               26          1,588,104            2.5%                 8,023                     2.8%
                      -----------     --------------          -----           ------------                   -----
      Total                 3,021         64,037,251          100.0%          $    287,192                   100.0%
                      ===========     ==============          =====           ============                   =====

--------------

(1) Lease expirations as of December 31, 1999 assume tenants do not exercise existing renewal, termination, or purchase options.

(2)  Does not include existing vacancies of 2,991,884 aggregate square feet.


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


                                                                   DISTRIBUTION
               QUARTER ENDED                HIGH         LOW          DECLARED
               -------------            -----------   ---------    -------------
               December 31, 1999        $  28 5/16    $ 23 9/16    $  .6200
               September 30, 1999          27 11/16     24 1/8        .6000
               June 30, 1999               28 3/16      22 11/16      .6000
               March 31, 1999              27 1/8       23 3/8        .6000
               December 31, 1998           27 1/8       23 5/16       .6000
               September 30, 1998          32 3/4       22 3/4        .5300
               June 30, 1998               35 1/2       29 5/8        .5300
               March 31, 1998              37 11/16     33 7/8        .5300


         The Company had 533 common stockholders of record as of March 10, 2000.

         The Company has determined that, for federal income tax purposes, approximately 88.3% of the total $2.42 in distributions per share paid with respect to 1999 represents ordinary dividend income to its stockholders and the remaining 11.7% represents a return of capital. In order to maintain its status as a REIT, the Company is required to meet certain tests, including distributing at least 95% of its REIT taxable income, or approximately $1.86 per share for 1999. The Company's dividend policy is to meet the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code.

ITEM 6.  SELECTED FINANCIAL DATA

         The following sets forth selected financial and operating data for the Company on a historical consolidated basis. The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The historical statements of operations for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 include the results of operations of the Company as derived from the Company's audited financial statements. The historical balance sheet data and other data as of December 31, 1999, 1998, 1997, 1996 and 1995 include the balances of the Company as derived from the Company's audited financial statements. In the opinion of management, the selected financial data includes all adjustments necessary to present fairly the information set forth therein.

====================================================================================================================================
                                                             -----------------------------------------------------------------------
                                                                 Year            Year        Year              Year        Year
                                                                Ended           Ended       Ended             Ended        Ended
                                                              12/31/99         12/31/98    12/31/97         12/31/96     12/31/95
                                                             -----------    ------------   -----------    ------------  ------------
                                                                    (In thousands, except per share, ratio and property data)
STATEMENTS OF OPERATIONS DATA:
  Total Revenues ..........................................  $   374,155    $   349,702    $   223,203    $   140,055   $   106,486
  Property Expenses .......................................      (98,995)       (99,484)       (59,762)       (39,224)      (28,302)
  General and Administrative Expense ......................      (13,259)       (12,983)        (6,248)        (4,018)       (3,135)
  Interest Expense ........................................      (79,869)       (71,833)       (49,859)       (28,954)      (28,591)
  Amortization of Interest Rate Protection Agreements
     and Deferred Financing Costs .........................       (1,362)          (917)        (2,812)        (3,286)       (4,438)
  Depreciation and Other Amortization .....................      (68,412)       (63,805)       (39,573)       (28,049)      (22,264)
  Equity in Income of Joint Ventures ......................          302             45           --             --            --
  Income Allocated to Minority Interest ...................      (17,609)        (7,961)        (5,312)        (2,931)         (997)
  Disposition of Interest Rate Protection Agreements (a) ..         --           (8,475)         1,430           --          (6,410)
  Restructuring and Abandoned Pursuit Costs Charge (b) ....         --          (11,941)          --             --            --
  Gain on Sales of Properties .............................       29,797          5,349          5,003          4,344          --
                                                             -----------    -----------    -----------    -----------   -----------
  Income Before Extraordinary Loss and Cumulative
     Effect of Change in Accounting Principle .............      124,748         77,697         66,070         37,937        12,349
  Extraordinary Loss (c) ..................................         --             --          (14,124)        (2,273)         --
  Cumulative Effect of Change in Accounting
     Principle (d) ........................................         --           (1,976)          --             --            --
                                                             -----------    -----------    -----------    -----------   -----------
  Net Income ..............................................      124,748         75,721         51,946         35,664        12,349
  Preferred Stock Dividends ...............................      (32,844)       (30,610)       (11,856)        (3,919)         (468)
                                                             -----------    -----------    -----------    -----------   -----------
  Net Income Available to Common Stockholders .............  $    91,904    $    45,111    $    40,090    $    31,745   $    11,881
                                                             ===========    ===========    ===========    ===========   ===========
  Net Income Available to Common Stockholders
     Before Extraordinary Loss and Cumulative Effect
     Effect of Change in Accounting Principle Per
     Weighted Average Common Share Outstanding:
        Basic .............................................  $      2.42    $      1.26    $      1.72    $      1.37   $       .63
                                                             ===========    ===========    ===========    ===========   ===========
        Diluted ...........................................  $      2.41    $      1.25    $      1.70    $      1.37   $       .63
                                                             ===========    ===========    ===========    ===========   ===========
  Net Income Available to Common Stockholders Per
     Weighted Average Common Share Outstanding:
        Basic .............................................  $      2.42    $      1.20    $      1.27    $      1.28   $       .63
                                                             ===========    ===========    ===========    ===========   ===========
        Diluted ...........................................  $      2.41    $      1.20    $      1.26    $      1.28   $       .63
                                                             ===========    ===========    ===========    ===========   ===========
  Distributions Per Share .................................  $     2.420    $     2.190    $     2.045    $    1.9675   $     1.905
                                                             ===========    ===========    ===========    ===========   ===========
  Weighted Average Number of Common Shares
       Outstanding:
        Basic .............................................       38,042         37,445         31,508         24,756        18,889
                                                             ===========    ===========    ===========    ===========   ===========
        Diluted ...........................................       38,144         37,627         31,814         24,842        18,889
                                                             ===========    ===========    ===========    ===========   ===========

BALANCE SHEET DATA (END OF PERIOD):
  Real Estate, Before Accumulated Depreciation ............  $ 2,597,592    $ 2,583,033    $ 1,994,346    $ 1,050,779   $   757,516
  Real Estate, After Accumulated Depreciation .............    2,386,136      2,407,147      1,873,316        959,322       688,767
  Total Assets ............................................    2,526,963      2,554,462      2,272,163      1,022,600       753,904
  Mortgage Loans, Net, Acquisition Facilities Payable,
     Senior Unsecured Debt, Net, Construction Loans and
     Promissory Notes Payable .............................    1,147,639      1,191,882        879,592        406,401       399,958
  Defeased Mortgage Loan Payable ..........................         --             --          300,000           --            --
  Total Liabilities .......................................    1,276,763      1,310,518      1,266,079        447,178       426,972
  Stockholders' Equity ....................................    1,059,226      1,054,776        854,590        532,561       306,023

OTHER DATA:
  Cash Flows From Operating Activities ....................  $   176,897    $   149,096        102,635    $    62,621   $    38,541
  Cash Flows From Investing Activities ....................      (10,040)      (535,554)      (805,505)      (240,571)      (84,159)
  Cash Flows From Financing Activities ....................     (186,071)       395,059        708,446        176,677        45,420
  Funds From Operations ("FFO") (e) .......................      151,026        133,148         92,361         60,546        41,428
  Ratio of Earnings to Fixed Charges and Preferred Stock
      Dividends (f) .......................................        1.62x          1.62x          1.79x          1.88x         1.56x

  Total Properties (g) ....................................          967            987            769            379           271
  Total GLA, in Square Feet (g) ...........................   67,029,135     69,253,383     56,567,706     32,700,069    22,562,755
  Occupancy Percentage (g) ................................           96%            95%            96%            97%           97%
====================================================================================================================================


(a) In conjunction with obtaining a $300.0 million mortgage loan on June 30, 1994 (the "1994 Mortgage Loan"), the Company, through the Financing Partnership, purchased an interest rate protection agreement (the "1994 Interest Rate Protection Agreement"), which effectively limited the interest rate during the initial five-year term of the 1994 Mortgage Loan to 7.20% per annum. Effective July 1, 1995, the Company replaced the 1994 Interest Rate Protection Agreement with new interest rate protection agreements and entered into interest rate swap agreements (together, the "1995 Interest Rate Protection Agreements") which effectively fixed the annual interest rate on the 1994 Mortgage Loan at 6.97% for six years through June 30, 2001. As a result of the replacement of the interest rate protection agreement, the Company incurred a one-time loss of approximately $6.4 million. On May 16, 1997, the Company sold the 1995 Interest Rate Protection Agreements, resulting in a gain of approximately $1.4 million. The $8.5 million loss on disposition of interest rate protection agreements for the year ended December 31, 1998 represents the Company's settlement, through the Operating Partnership, of an interest rate protection agreement that was scheduled to expire on January 4, 1999. This agreement was entered into in December 1997 in anticipation of 1998 senior unsecured debt offerings. Due to the changing market conditions and the Company's expectation that it would not issue debt securities associated with the interest rate protection agreement, the Company settled its position in the interest rate protection agreement.

(b) Represents a restructuring charge of $6.9 million relating to severance costs (of which $1.2 million is noncash relating to immediate vesting of restricted stock) and $5.0 million in costs relating to abandoned acquisitions.

(c) In 1996, the Company terminated certain revolving credit facilities. The Company recorded an extraordinary loss of $2.3 million which is comprised of a prepayment fee, the write-off of unamortized deferred financing fees, legal costs and other expenses. In 1997, the Company terminated certain mortgage loans, an unsecured loan and a revolving credit facility and obtained a commitment to pay off and retire another mortgage loan. The Company recorded an extraordinary loss of $14.1 million which is comprised of prepayment fees, the write-off of unamortized deferred financing fees, legal costs and other expenses.

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

(e) Management considers funds from operations ("FFO") to be one financial measure of the operating performance of an equity REIT that provides a relevant basis for comparison among REITs and it is presented to assist investors in analyzing the performance of the Company. The Company calculates FFO to be equal to net income, excluding gains (or losses) from debt restructuring and sales of depreciated property (the Company includes in FFO the gain from sales of land and sale of undepreciated property related to the Company's Integrated Industrial Solutions(TM) activities), plus depreciation and amortization, excluding amortization of deferred financing costs and interest rate protection agreements, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends and distributions. FFO should not be considered as a substitute for net income as a measure of results of operations or for cash flow from operating activities calculated in accordance with generally accepted accounting principles as a measure of liquidity. FFO as calculated by the Company may not be comparable to similarly titled but differently calculated measures of other REITs. The following is a reconciliation of net income to FFO:


                                             ---------------------------------------------------------------
                                              Year Ended   Year Ended   Year Ended   Year Ended   Year Ended
                                               12/31/99     12/31/98     12/31/97     12/31/96     12/31/95
                                             -----------   ----------   ----------   ----------   ----------
Net Income Available to Common
   Stockholders ...........................   $  91,904    $  45,111    $  40,090    $  31,745    $  11,881
Adjustments:
   Depreciation and Other
     Amortization .........................      67,382       62,935       39,268       27,941       22,140
   Equity in Depreciation and
      Other Amortization of Joint .........         755           98         --           --           --
      Venture
   Cumulative Effect of Change
      in Accounting Principle .............        --          1,976         --           --           --
   Restructuring and Abandoned
      Pursuit Costs Charge ................        --         11,941         --           --           --
   Disposition of Interest Rate
      Protection Agreement ................        --          8,475       (1,430)        --          6,410
   Gain on Sales of Properties ............     (29,797)      (5,349)      (5,003)      (4,344)        --
   Gain from Sales of Land and Sale of
      Undepreciated Property ..............       3,173         --           --           --           --
   Extraordinary Items ....................        --           --         14,124        2,273         --
   Minority Interest ......................      17,609        7,961        5,312        2,931          997
                                              ---------    ---------    ---------    ---------    ---------
FFO .......................................   $ 151,026    $ 133,148    $  92,361    $  60,546    $  41,428
                                              =========    =========    =========    =========    =========


(f) For purposes of computing the ratios of earnings to fixed charges and preferred stock dividends, earnings have been calculated by adding fixed charges (excluding capitalized interest) to income before extraordinary loss, cumulative effect of change in accounting principle, gain on sales of properties, restructuring and abandoned pursuit costs charge, disposition of interest rate protection agreement and income allocated to minority interest. Fixed charges consist of interest costs, whether expensed or capitalized, and amortization of interest rate protection agreement(s) and deferred financing costs.
(g)  As of end of period and excludes properties under development.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with "Selected Financial and Operating Data" and the historical Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

     First Industrial Realty Trust, Inc. was organized in the state of Maryland on August 10, 1993. First Industrial Realty Trust, Inc. is a real estate investment trust ("REIT"), as defined in the Internal Revenue Code. The First Industrial Realty Trust, Inc. and its subsidiaries (the "Company") began operations on July 1, 1994. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner. The Company is the sole stockholder of First Industrial Finance Corporation, First Industrial Pennsylvania Corporation, First Industrial Harrisburg Corporation, First Industrial Securities Corporation, First Industrial Mortgage Corporation, First Industrial Indianapolis Corporation, FI Development Services Corporation and First Industrial Florida Finance Corporation, which are the sole general partners of First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P. (the "Mortgage Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), First Industrial Development Services, L.P. and TK-SV, LTD., respectively. The Operating Partnership is the sole limited partner of the Financing Partnership, the Pennsylvania Partnership, the Harrisburg Partnership, the Securities Partnership, the Mortgage Partnership, the Indianapolis Partnership, First Industrial Development Services, L.P and TK-SV, LTD. The Operating Partnership is also the sole member of limited liability companies, and the majority economic stockholder of First Industrial Enterprises of Michigan, Inc. and FR Development Services, Inc. The Company, through separate wholly owned limited liability companies in which the Operating Partnership is the sole member, also owns 10% equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties.


RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

     At December 31, 1999, the Company owned 967 in-service properties with approximately 67.0 million square feet of gross leasable area ("GLA"), compared to 988 in-service properties with approximately 69.4 million square feet of GLA at December 31, 1998. During 1999, the Company acquired 19 in-service properties containing approximately 1.4 million square feet of GLA and two properties under development, completed development of 19 properties and expansion of one property totaling approximately 3.1 million square feet of GLA and sold 56 properties totaling approximately 6.2 million square feet of GLA and several land parcels. The Company also took three properties out of service that are under redevelopment, comprising approximately .7 million square feet of GLA.

     Rental income and tenant recoveries and other income increased by approximately $24.5 million or 7.0% due primarily to an increase in average GLA for the year ended December 31, 1999 as compared to the year ended December 31, 1998 and an increase in same store revenue. Also, approximately $1.5 million of this increase is due to additional acquisition, asset management and property management fees received from a joint venture entered into in September 1998 with an institutional investor (the "September 1998 Joint Venture") and the September 1999 Joint Venture (hereinafter defined) in fiscal year 1999. Rental income and tenant recoveries and other income from properties owned prior to January 1, 1998, increased by approximately $7.7 million or 3.1% due primarily to rental rate increases and an increase in tenant recovery income charges related to the increase in operating expenses as discussed below.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, decreased by approximately $.5 million or .5% due primarily to a decrease in property management expense and a decrease in other expenses, offset by an increase in real estate taxes, repairs and maintenance and utilities expense due to an increase in average GLA for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The majority of the decrease in property management expense is due to a decrease in the operational costs of the regional offices that manage the Company's properties primarily due to a reduced employee headcount. The majority of the decrease in other expense is due to a decrease in the provision for bad debts. Expenses from properties owned prior to January 1, 1998, increased by approximately $.6 million or .9% due primarily to an increase in snow removal and related expenses incurred during the year ended December 31, 1999 as compared to the year ended December 31, 1998 for properties located in certain of the Company's metropolitan areas.

     General and administrative expense increased by approximately $.3 million due primarily to the adoption of Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Acquisitions" ("EITF 97-11"). EITF 97-11, effective March 19, 1998, required that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred. Prior to March 19, 1998, the Company capitalized internal costs of preacquisition activities incurred in connection with the acquisition of operating properties.

     Interest expense increased by approximately $8.0 million for the year ended December 31, 1999 compared to the year ended December 31, 1998 due primarily to a higher average debt balance outstanding resulting from the issuance of unsecured debt to fund the acquisition and development of additional properties, slightly offset by an increase in capitalized interest for the year ended December 31, 1999 due to an increase in development activities. The average debt balances outstanding for the years ended December 31, 1999 and 1998 were approximately $1.2 billion and $1.1 billion, respectively.

     Amortization of deferred financing costs increased by approximately $.5 million due primarily to amortization of deferred financing costs relating to the issuance of additional senior unsecured debt to fund the acquisition and development of additional properties.

     Depreciation and other amortization increased by approximately $4.6 million due primarily to the additional depreciation and amortization related to the properties acquired or developed after December 31, 1997.

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

     Equity in income of joint ventures increased by approximately $.3 million for the year ended December 31, 1999 compared to the year ended December 31, 1998. This increase is due to a full year of operations of the September 1998 Joint Venture in 1999 as opposed to a partial year of operations in 1998 and the start up of the September 1999 Joint Venture (hereinafter defined).

     The $8.5 million loss on disposition of interest rate protection agreements for the year ended December 31, 1998 represents the Company's settlement, through the Operating Partnership, of an interest rate protection agreement which was scheduled to expire on January 4, 1999. This agreement was entered into in December 1997 in anticipation of 1998 senior unsecured debt offerings. Due to the changing market conditions and the Company's expectation that it would not issue debt securities associated with the interest rate protection agreement, the Company settled its position in the interest rate protection agreement.

     The $29.8 million gain on sales of properties for the year ended December 31, 1999 resulted from the sale of 56 industrial properties and several land parcels. Gross proceeds from these sales were approximately $245.8 million.

     The $5.3 million gain on sales of properties for the year ended December 31, 1998 resulted from the sale of 41 industrial properties and several land parcels. Gross proceeds from these sales were approximately $99.9 million.

     The $2.0 million cumulative effect of change in accounting principle for the year ended December 31, 1998 is the result of the write-off of the unamortized balance of organizational costs on the Company's balance sheet due to the early adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires that the net unamortized balance of all start-up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed.


COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

     At December 31, 1998, the Company owned 988 in-service properties containing approximately 69.4 million square feet of GLA, compared to 770 in-service properties with approximately 56.5 million square feet of GLA at December 31, 1997. During 1998, the Company acquired 247 properties containing approximately 12.3 million square feet of GLA, completed development of 12 properties and expansions of two properties totaling approximately 2.6 million square feet of GLA and sold 41 in-service properties totaling approximately 2.0 million square feet of GLA and several land parcels.

     Rental income and tenant recoveries and other income increased by approximately $139.3 million or 66.2% due primarily to the properties acquired or developed after December 31, 1996 (between January 1, 1997 and December 31, 1998, the Company acquired approximately $1.4 billion of industrial properties). Revenues from properties owned prior to January 1, 1997 increased in 1998 over 1997 by approximately $2.2 million or 1.5% due primarily to increased rental rates upon renewal or replacement of tenant leases offset by a decrease in tenant recovery income charges related to the decrease in operating expenses as discussed below.

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


     General and administrative expense increased by approximately $6.7 million, of which, approximately $4.0 million is due primarily to the additional expenses associated with managing the Company's growing operations including additional professional fees relating to additional properties owned and additional personnel to manage and expand the Company's business. Approximately $2.7 million of the increase is the result of the adoption of EITF 97-11, which required that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred. Prior to March 19, 1998, the Company capitalized internal costs of preacquisition activities incurred in connection with the acquisition of operating properties.


     Interest expense increased by approximately $22.0 million for the year ended December 31, 1998 compared to the year ended December 31, 1997 due primarily to a higher average debt balance outstanding resulting from the issuance of unsecured debt to fund the acquisition and development of additional properties (between January 1, 1997 and December 31, 1998, the Company acquired approximately $1.4 billion of industrial properties). The average debt balances outstanding for the years ended December 31, 1998 and 1997 were approximately $1.1 billion and $.8 billion, respectively.

     Amortization of interest rate protection agreements and deferred financing costs decreased by approximately $1.9 million due primarily to the full amortization of the deferred financing costs relating to the Company's 1994 Defeased Mortgage Loan which was paid off and retired on January 2, 1998, offset by additional amortization of deferred financing costs relating to the issuance of senior unsecured debt.

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

     Equity in Income of Joint Venture of approximately $.05 million for the year ended December 31, 1998 represents the Company's 10% equity interest in the income of the September 1998 Joint Venture.

     The $8.5 million loss on disposition of interest rate protection agreements for the year ended December 31, 1998 represents the Company's settlement, through the Operating Partnership, of an interest rate protection agreement which was scheduled to expire on January 4, 1999. This agreement was entered into in December 1997 in anticipation of 1998 senior unsecured debt offerings. Due to the changing market conditions and the Company's expectation that it would not issue debt securities associated with the interest rate protection agreement, the Company settled its position in the interest rate protection agreement.

     The $1.4 million gain on disposition of interest rate protection agreements for the year ended December 31, 1997 represents the sale of the Company's interest rate protection agreements in April 1997. These agreements were entered into in July 1995 and effectively fixed the annual interest rate on the 1994 Defeased Mortgage Loan at 6.97% for six years through June 30, 2001.

     The $5.3 million gain on sales of properties for the year ended December 31, 1998 resulted from the sale of 41 properties and several parcels of land. Gross proceeds for these property sales totaled approximately $99.9 million.

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

     The $2.0 million cumulative effect of change in accounting principle for the year ended December 31, 1998 is the result of the write-off of the unamortized balance of organizational costs on the Company's balance sheet due to the early adoption of SOP 98-5.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company's cash and cash equivalents was approximately $2.6 million and restricted cash was approximately $2.4 million. Included in restricted cash are approximately $1.4 million of cash reserves required to be set aside under the Company's $40.0 million mortgage loan (the "1995 Mortgage Loan") for payments of security deposit refunds, tenant improvements, capital expenditures, interest, real estate taxes, and insurance. The portion of the cash reserve relating to payments for capital expenditures, interest, real estate taxes, and insurance for properties collateralizing the 1995 Mortgage Loan is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserve relating to security deposit refunds for the tenants occupying the properties collateralizing the 1995 Mortgage Loan is adjusted as tenants turn over. Also included in restricted cash is approximately $1.0 million of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Company exchanges into properties under Section 1031 of the Internal Revenue Code.

     In March 2000, the Company's Board of Directors approved the repurchase of up to $100 million of the Company's common stock. The Company will make purchases from time to time, if price levels warrant, in the open market or in privately negotiated transactions. Stock repurchases will be funded from internally generated funds.

YEAR ENDED DECEMBER 31, 1999

     Net cash provided by operating activities of approximately $176.9 million for the year ended December 31, 1999 was comprised primarily of net income before minority interest of approximately $142.4 million and adjustments for non-cash items of approximately $36.0 million, offset by the net change in operating assets and liabilities of approximately $1.5 million. The adjustments for the non-cash items of approximately $36.0 million are primarily comprised of depreciation and amortization of $69.8 million, offset by the gain on sales of properties of $29.8 million and the effect of the straight-lining of rental income of $4.0 million.

     Net cash used in investing activities of approximately $10.0 million for the year ended December 31, 1999 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investment in the September 1998 Joint Venture and the September 1999 Joint Venture (hereinafter defined) and the funding of mortgage loans receivable, offset by the net proceeds from the sales of real estate, distributions from the September 1998 Joint Venture, a decrease in restricted cash due to a reimbursement from one of the Company's escrows with a lender established for deferred maintenance, a decrease in restricted cash due to the use of restricted cash to purchase properties to effect Section 1031 exchanges and the repayment of mortgage loans receivable.

     Net cash used in financing activities of approximately $186.1 million for the year ended December 31, 1999 was comprised primarily of repayments on mortgage loans payable, common and preferred stock dividends and unit distributions and the net repayments under the Company's $300 million unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility"), offset by proceeds from the exercise of employee stock options.

YEAR ENDED DECEMBER 31, 1998

     Net cash provided by operating activities of approximately $149.1 million for the year ended December 31, 1998 was comprised primarily of net income before minority interest of approximately $83.7 million and adjustments for non-cash items of approximately $59.0 million and the net change in operating assets and liabilities of approximately $6.4 million. The adjustments for the non-cash items of approximately $59.0 million are primarily comprised of depreciation and amortization of $66.5 million, a provision for bad debts of $.6 million and the cumulative effect of a change in accounting principle of $2.0 million due to the adoption of SOP 98-5, offset by the gain on sales of properties of $5.4 million and the effect of the straight-lining of rental income of $4.7 million.

     Net cash used in investing activities of approximately $535.6 million for the year ended December 31, 1998 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investment in the September 1998 Joint Venture and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by the net proceeds from the sales of real estate and the repayment of mortgage loans receivable.

     Net cash provided by financing activities of approximately $395.1 million for the year ended December 31, 1998 was comprised primarily of the net proceeds from the issuance of common stock, preferred stock and senior unsecured debt, proceeds from the exercise of employee stock options, net borrowings under the 1997 Unsecured Acquisition Facility and a decrease in restricted cash which was used to pay down and retire the 1994 Defeased Mortgage Loan, offset by repayments of mortgage loans and common and preferred stock dividends and unit distributions.

YEAR ENDED DECEMBER 31, 1997

     Net cash provided by operating activities of approximately $102.6 million for the year ended December 31, 1997 was comprised primarily of net income before minority interest of approximately $57.3 million and adjustments for non-cash items of approximately $48.9 million, offset by the net change in operating assets and liabilities of approximately $3.6 million. The adjustments for the non-cash items of approximately $48.9 million are primarily comprised of depreciation and amortization of $42.4 million, extraordinary loss of $14.1 million and a provision for bad debts of $.9 million, offset by the gain on disposition of interest rate protection agreements of $1.4 million, the gain on sales of properties of $5.0 million and the effect of the straight-lining of rental income of $2.1 million.

     Net cash used in investing activities of approximately $805.5 million for the year ended December 31, 1997 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate and the funding of mortgage loans receivable, offset by the net proceeds from the sales of real estate, a decrease in restricted cash due to the use of restricted cash to purchase properties to effect Section 1031 exchanges and repayment of mortgage loans receivable.

     Net cash provided by financing activities of approximately $708.4 million for the year ended December 31, 1997 was comprised primarily of the net proceeds from the issuance of common stock, preferred stock and senior unsecured debt, proceeds from the exercise of employee stock options, net borrowings under the Company's unsecured revolving credit facilities and proceeds from the sale of interest rate protection agreements, offset by repayments of unsecured debt, promissory notes payable and mortgage loans payable, the purchase of U.S. Government securities to defease the 1994 Defeased Mortgage Loan and common and preferred stock dividends and distributions.

FUNDS FROM OPERATIONS AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

     Funds from operations increased by approximately $17.9 million or 13.4% in 1999 compared to 1998 and increased by approximately $40.8 million or 44.2% in 1998 compared to 1997 as a result of the factors discussed in the analysis of operating results above. Management considers funds from operations to be one financial measure of the operating performance of an equity REIT that provides a relevant basis for comparison among REITs and it is presented to assist investors in analyzing the performance of the Company. The Company calculates funds from operations to be equal to net income, excluding gains (or losses) from debt restructuring and sales of depreciated property (the Company includes in funds from operations the gain from sales of land and sale of undepreciated property related to the Company's Integrated Industrial Solutions(TM) activities), plus depreciation and amortization, excluding amortization of deferred financing costs and interest rate protection agreements, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends and distributions. Funds from operations should not be considered as a substitute for net income as a measure of results of operations or for cash flow from operating activities (calculated in accordance with generally accepted accounting principles) as a measure of liquidity. Funds from operations as calculated by the Company may not be comparable to similarly titled but differently calculated measures of other REITs.


     The ratio of earnings to fixed charges and preferred stock dividends was
1.62 for the years ended December 31, 1999 and December 31, 1998 and 1.79 for the year ended December 31, 1997. The decrease in the earnings to fixed charges and preferred stock dividends between fiscal years 1998 and 1997 is primarily due to additional interest expense and preferred stock dividends incurred in fiscal year 1998 from additional debt and preferred stock issued to fund property acquisitions and developments, which is partially offset by higher net operating income from the property acquisitions as discussed in "Results of Operations" above.

SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management views the Company as a single segment.

MARKET RISK

     The following discussion about the Company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at December 31, 1999 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

     In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

     At December 31, 1999, $94.0 million (approximately 8.2% of total debt at December 31, 1999) of the Company's debt was variable rate debt (all of the variable rate debt relates to the Company's 1997 Unsecured Acquisition Facility) and $1,053.6 million (approximately 91.8% of total debt at December 31, 1999) was fixed rate debt. The Company also had outstanding a written put and a written call option (collectively, the "Written Options") which were issued in conjunction with the initial offering of two tranches of unsecured debt. The Company's past practice has been to lock into fixed interest rates at issuance or fix the rate of variable rate debt through the use of interest rate protection agreements when interest rate market conditions dictate it is advantageous to do so. Currently, the Company does not enter into financial instruments for trading or other speculative purposes.

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

     Based upon the amount of variable rate debt outstanding at December 31, 1999, a 10% increase or decrease in the interest rate on the Company's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.7 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at December 31, 1999 by approximately $50.3 million to $910.6 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at December 31, 1999 by approximately $56.1 million to $1,017.0 million. A 10% increase in interest rates would decrease the fair value of the Written Options at December 31, 1999 by approximately $1.6 million to $2.4 million. A 10% decrease in interest rates would increase the fair value of the Written Options at December 31, 1999 by approximately $2.6 million to $6.6 million.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

     During the year ended December 31, 1999, the Company purchased 19 in-service industrial properties, two industrial properties under redevelopment and several land parcels, for an aggregate purchase price of approximately $75.2 million, excluding costs incurred in conjunction with the acquisition of the properties and land parcels.

     During the year ended December 31, 1999, the Company sold 56 industrial properties and several land parcels. The aggregate gross sales price of these sales was approximately $245.8 million. Approximately $4.8 million of the gross proceeds from the sales of these properties was received from the September 1998 Joint Venture, (the Company sold two properties to the September 1998 Joint Venture at the Company's net book value).

     The Company has committed to the construction of 23 development projects totaling approximately 3.3 million square feet of GLA for an estimated investment of approximately $131.2 million. Of this amount, approximately $48.5 million remains to be funded. These developments are expected to be funded with cash flow from operations, borrowings under the Company's 1997 Unsecured Acquisition Facility and proceeds from the sale of select properties of the Company.

     From January 1, 2000 to March 10, 2000, the Company acquired or completed development of 11 industrial properties and acquired two land parcels for a total estimated investment of approximately $33.5 million. The Company also sold six industrial properties and two land parcels for approximately $41.5 million of gross proceeds.

REAL ESTATE MARKET STRATEGY

     The Company's market strategy is to concentrate on the top 25 industrial real estate markets in the United States. These 25 markets were selected based upon (i) the strength of their industrial real estate fundamentals, including increased industrial demand expectations from e-commerce and supply chain management; (ii) their history and future outlook for continued economic growth and diversity; and (iii) a minimum market size of 100 million square feet of industrial space. Due to this new market strategy, the Company plans on exiting the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids, Hartford, New Orleans/Baton Rouge, and Long Island. The net proceeds from the sales of properties in these markets will be used to bolster the Company's holdings in Atlanta, Baltimore/Washington, Chicago, Cincinnati/Louisville, Dallas/Fort Worth, Denver, Detroit, Harrisburg/Central Pennsylvania, Houston, Indianapolis, Los Angeles, Milwaukee, Minneapolis, Nashville, Northern New Jersey, Philadelphia, Phoenix, Portland, Salt Lake City, St. Louis and Tampa and to potentially enter new markets which fit its market strategy.

REAL ESTATE HELD FOR SALE

     At December 31, 1999, the Company had five industrial properties comprising approximately .8 million square feet of GLA held for sale. Net income (defined as total property revenues, less property expenses (which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expense) and depreciation and amortization) of the five industrial properties held for sale for the year ended December 31, 1999, 1998 and 1997 is approximately $1.8 million, $1.8 million and $.7 million, respectively. Net carrying value of the five industrial properties held for sale at December 31, 1999 is approximately $25.3 million. The five industrial properties were identified as held for sale during the three months ended December 31, 1999. There can be no assurance that such properties held for sale will be sold.

INVESTMENT IN JOINT VENTURE

     On September 2, 1999, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a new joint venture arrangement (the "September 1999 Joint Venture") with an institutional investor to invest in industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership, owns a 10% equity interest in the September 1999 Joint Venture and provides property and asset management services to the September 1999 Joint Venture. On or after September 2001, under certain circumstances, the Company has the option of purchasing all of the properties owned by the September 1999 Joint Venture at a price to be determined in the future. The Company received approximately $1.0 million (net of the intercompany elimination) in acquisition, asset management and property management fees in 1999 from the September 1999 Joint Venture. The Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, also invested approximately $1.8 million in the September 1999 Joint Venture. The Company accounts for the September 1999 Joint Venture under the equity method of accounting. As of December 31, 1999, the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA.

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

ISSUANCE OF RESTRICTED STOCK AND EMPLOYEE STOCK OPTIONS

     During the year ended December 31, 1999, the Company awarded 72,300 shares of restricted common stock to certain employees and 3,504 shares of restricted common stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 5,224 shares of restricted common stock. These shares of restricted common stock had a fair value of approximately $2.1 million on the date of grant. The restricted common stock vests over periods from five to ten years.

     During the year ended December 31, 1999, the Company issued 1,041,567 non-qualified employee stock options to certain officers, Directors and employees of the Company. These non-qualified employee stock options vest over one year and have a strike price of $25.13 - $27.69 per share and expire ten years from the date of grant.

DIVIDENDS/DISTRIBUTIONS

     On January 18, 1999, the Company and the Operating Partnership paid a fourth quarter 1998 distribution of $.60 per common share/unit, totaling approximately $27.1 million. On April 19, 1999, the Company and the Operating Partnership paid a first quarter 1999 distribution of $.60 per common share/unit, totaling approximately $27.2 million. On July 19, 1999, the Company and the Operating Partnership paid a second quarter 1999 distribution of $.60 per common share/unit, totaling approximately $27.2 million. On October 18, 1999, the Company and the Operating Partnership paid a third quarter 1999 distribution of $.60 per common share/unit, totaling approximately $27.2 million. On January 24, 2000, the Company and the Operating Partnership paid a fourth quarter 1999 distribution of $.62 per common share/unit, totaling approximately $28.2 million.

     On March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999, the Company paid quarterly preferred stock dividends of $.59375 per share on its 9 1/2%, $.01 par value, Series A Cumulative Preferred Stock (the "Series A Preferred Stock"), $54.688 per share (equivalent to $.54688 per Depositary Share) on its 8 3/4%, $.01 par value, Series B Cumulative Preferred Stock (the "Series B Preferred Stock"), $53.906 per share (equivalent to $.53906 per Depositary Share) on its 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the "Series C Preferred Stock"), $49.687 per share (equivalent to $.49687 per Depositary Share) on its 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the "Series D Preferred Stock") and $49.375 per share (equivalent to $.49375 per Depositary Share) on its 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the "Series E Preferred Stock"). The preferred stock dividends paid on March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999, totaled, in the aggregate, approximately $8.2 million per quarter.

     In March 2000, the Company declared a first quarter dividend of $.62 per common share/unit on its common stock/units which is payable on April 17, 2000. The Company also declared a first quarter dividend of $.59375 per share, $54.688 per share ($.54688 per depositary share), $53.906 per share ($.53906 per depositary share), $49.687 per share ($.49687 per depositary share) and $49.375 per share ($.49375 per depositary share) on its Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, respectively, which is payable on March 31, 2000.

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

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term secured and unsecured indebtedness and the issuance of additional equity securities. As of December 31, 1999 and March 10, 2000, $589.2 million of common stock, preferred stock and depositary shares and $100.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under the 1997 Unsecured Acquisition Facility. At December 31, 1999, borrowings under the 1997 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 7.09%. As of March 10, 2000, the Company had approximately $186.4 million available in additional borrowings under the 1997 Unsecured Acquisition Facility.

RELATED PARTY TRANSACTIONS

     The Company often obtains title insurance coverage for its properties from an entity for which an independent Director of the Company became the President, Chief Executive Officer and a Director in 1996.

     From time to time, the Company utilizes real estate brokerage services from CB Richard Ellis, Inc. for which a relative of one of the Company's officers/Directors is an employee.

     On November 19, 1998, the Company sold two industrial properties to two limited partnerships, Roosevelt Glen Corporate Center ("Roosevelt") and Hartford Center Investment Company ("Hartford"), for a total consideration of approximately $8.3 million. An entity in which the sole shareholders are an officer and Director and a former officer and Director ("TSIC") has a 11.638% general partner interest and a former officer and Director has a 75.585% limited partner interest in Roosevelt. TSIC has a 12.39% general partner interest and a former officer and Director has a 80.454% limited partner interest in Hartford. On December 4, 1998, the Company sold one industrial property to Eastgate Shopping Center Investment Co. ("Eastgate"), a limited partnership, for a total consideration of approximately $2.4 million. TSIC has a 12.972% general partner interest and a former officer and Director has a 79.536% limited partner interest in Eastgate. In each case, the purchaser had the option of selling the properties back to the Company and the Company had the option of buying the properties back from the purchaser for a stipulated period of time. In January 2000, the purchasers exercised their options to sell the properties back to the Company. The gain on sale was deferred due to the existence of these options.

     From time to time, the Company utilizes consulting services from the private consulting firm of one of the Company's Directors. For the year ended December 31, 1999, the Company has paid approximately $.02 million of fees to this entity.

     On September 2, 1999, the September 1999 Joint Venture purchased a 1,159,121 square foot industrial property portfolio located in Los Angeles, California for approximately $63.9 million. An officer of the Company held ownership interests ranging between .004% and .13% in various entities that sold certain properties to the September 1999 Joint Venture.

     On September 15, 1999, the Company sold nine industrial properties to an entity whose Chairman of the Board of Directors is also Chairman of the Board of Directors of the Company. The gross proceeds from the sales of these nine industrial properties approximated $39.5 million and the gain of sales approximated $14.6 million.

ENVIRONMENTAL

     The Company incurred environmental costs of $.6 million and $.3 million in 1999 and 1998, respectively. The Company estimates 2000 costs of approximately $1.0 million. The Company estimates that the aggregate cost which needs to be expended in 2000 and beyond with regard to currently identified environmental issues will not exceed approximately $1.7 million, a substantial amount of which will be the primary responsibility of the tenant, the seller to the Company or another responsible party. This estimate was determined by a third party evaluation.

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

OTHER

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, effective for fiscal years beginning after June 15, 2000, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.

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

     The information required by Item 10, Item 11, Item 12 and Item 13 will be contained in a definitive proxy statement that the Registrant anticipates will be filed no later than April 15, 2000, and thus is incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K.

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

Exhibits    Description
--------    -----------

10.3        Second Amendment to the L.P. Agreement dated April 3, 1998
            (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the
            Company for the fiscal quarter ended March 31, 1998, File No.
            1-13102)
10.4        Third Amendment to the L.P. Agreement dated April 16, 1998
            (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the
            Company for the fiscal quarter ended March 31, 1998, File No.
            1-13102)
10.5        Fourth Amendment to the L.P. Agreement dated June 24, 1998
            (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the
            Company for the fiscal quarter ended June 30, 1998, File No.
            1-13102)
10.6        Fifth Amendment to the L.P. Agreement dated July 16, 1998
            (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the
            Company for the fiscal quarter ended June 30, 1998, File No.
            1-13102)
10.7        Sixth Amendment to the L.P. Agreement dated August 31, 1998
            (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the
            Company for the fiscal quarter ended September 30, 1998, File No.
            1-13102)
10.8        Seventh Amendment to the L.P. Agreement dated October 21, 1998
            (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the
            Company for the fiscal quarter ended September 30, 1998, File No.
            1-13102)
10.9        Eighth Amendment to the L.P. Agreement dated October 30, 1998
            (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the
            Company for the fiscal quarter ended September 30, 1998, File No.
            1-13102)
10.10       Ninth Amendment to the L.P. Agreement dated November 5, 1998
            (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the
            Company for the fiscal quarter ended September 30, 1998, File No.
            1-13102)
10.11*      Tenth Amendment to the L.P. Agreement dated January 28, 2000
10.12*      Eleventh Amendment to the L.P. Agreement dated January 28, 2000
10.13       Registration Rights Agreement, dated April 29, 1998, relating to the
            Company's Common Stock, par value $.01 per share, between the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner
            & Smith Incorporated (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated May 1, 1998, File No. 1-13102)
10.14       Non-Competition Agreement between Jay H. Shidler and First
            Industrial Realty Trust, Inc. (incorporated by reference to Exhibit
            10.16 of the Company's Annual Report on Form 10-K for the year ended
            December 31, 1994, File No. 1-13102)
10.15       Form of Non-Competition Agreement between each of Michael T. Tomasz,
            Paul T. Lambert, Michael J. Havala, Michael W. Brennan, Michael G.
            Damone, Duane H. Lund, and Johannson L. Yap and First Industrial
            Realty Trust, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-11, File No.
            33-77804)
10.16+      1994 Stock Incentive Plan (incorporated by reference to Exhibit
            10.37 of the Company's Annual Report on Form 10-K for the year ended
            December 31, 1994, File No. 1-13102)
10.17+      First Industrial Realty Trust, Inc. Deferred Income Plan
            (incorporated by reference to Exhibit 10 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1996, File No.
            1-13102)
10.18       Contribution Agreement, dated March 19, 1996, among FR Acquisitions,
            Inc. and the parties listed on the signature pages thereto
            (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, dated April 3, 1996, File No. 1-13102)

Exhibits    Description
--------    -----------

10.19       Contribution Agreement, dated January 31, 1997, among FR
            Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the Company's
            Annual Report on Form 10-K for the year ended December 31, 1996,
            File No. 1-13102)
10.20+      Employment Agreement, dated December 4, 1996, between the Company and Michael T. Tomasz (incorporated by reference to Exhibit 10.59 of the Company's Annual Report on Form 10-K for the year ended December
            31, 1996, File No. 1-13102)
10.21+      Employment Agreement, dated February 1, 1997, between the Company and Michael W. Brennan (incorporated by reference to Exhibit 10.60 of the Company's Annual Report on Form 10-K for the year ended
            December 31, 1996, File No. 1-13102)
10.22+      1997 Stock Incentive Plan (incorporated by reference to Exhibit
            10.62 of the Company's Annual Report on Form 10-K for the year ended
            December 31, 1996, File No. 1-13102)
10.23+      Separation Agreement dated November 11, 1998 by and between the
            Company and Michael T. Tomasz (incorporated by reference to Exhibit
            10.25 of the Company's Annual Report on Form 10-K for the year ended
            December 31, 1998, File No.1-13102)
12.1*       Computation of ratios of earnings to fixed charges and preferred stock dividends of the Company
21.1*       Subsidiaries of the Registrant
23*         Consent of PricewaterhouseCoopers LLP
27*         Financial Data Schedule


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
                                    Attention:  Investor Relations

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          FIRST INDUSTRIAL REALTY TRUST, INC.



Date:  March 10, 2000                     By: /s/ Michael W. Brennan
                                             ---------------------------------
                                             Michael W. Brennan
                                             President, Chief Executive Officer
                                             and Director (Principal Executive
                                             Officer)


Date:  March 10, 2000                      By: /s/ Michael J. Havala
                                              --------------------------------
                                              Michael J. Havala
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                   Title                               Date
---------                                   -----                               ----
/s/ Jay H. Shidler                          Chairman of the Board of Directors  March 10, 2000
----------------------------------
    Jay H. Shidler


/s/ Michael W. Brennan                      President, Chief Executive Officer  March 10, 2000
----------------------------------          and Director
    Michael W. Brennan


/s/ Michael G. Damone                       Director of Strategic Planning      March 10, 2000
----------------------------------          and Director
    Michael G. Damone


                                            Director                            March 10, 2000
----------------------------------
    John L. Lesher


/s/ Kevin W. Lynch                          Director                            March 10, 2000
----------------------------------
    Kevin W. Lynch


                                            Director                            March 10, 2000
----------------------------------
    John E. Rau


/s/ Robert J. Slater                        Director                            March 10, 2000
----------------------------------
    Robert J. Slater


/s/ W. Edwin Tyler                          Director                            March 10, 2000
----------------------------------
    W. Edwin Tyler


/s/ J. Steven Wilson                        Director                            March 10, 2000
----------------------------------
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

Exhibits    Description
--------    -----------

10.3        Second Amendment to the L.P. Agreement dated April 3, 1998
            (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the
            Company for the fiscal quarter ended March 31, 1998, File No.
            1-13102)
10.4        Third Amendment to the L.P. Agreement dated April 16, 1998
            (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the
            Company for the fiscal quarter ended March 31, 1998, File No.
            1-13102)
10.5        Fourth Amendment to the L.P. Agreement dated June 24, 1998
            (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the
            Company for the fiscal quarter ended June 30, 1998, File No.
            1-13102)
10.6        Fifth Amendment to the L.P. Agreement dated July 16, 1998
            (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the
            Company for the fiscal quarter ended June 30, 1998, File No.
            1-13102)
10.7        Sixth Amendment to the L.P. Agreement dated August 31, 1998
            (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the
            Company for the fiscal quarter ended September 30, 1998, File No.
            1-13102)
10.8        Seventh Amendment to the L.P. Agreement dated October 21, 1998
            (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the
            Company for the fiscal quarter ended September 30, 1998, File No.
            1-13102)
10.9        Eighth Amendment to the L.P. Agreement dated October 30, 1998
            (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the
            Company for the fiscal quarter ended September 30, 1998, File No.
            1-13102)
10.10       Ninth Amendment to the L.P. Agreement dated November 5, 1998
            (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the
            Company for the fiscal quarter ended September 30, 1998, File No.
            1-13102)
10.11*      Tenth Amendment to the L.P. Agreement dated January 28, 2000
10.12*      Eleventh Amendment to the L.P. Agreement dated January 28, 2000
10.13       Registration Rights Agreement, dated April 29, 1998, relating to the
            Company's Common Stock, par value $.01 per share, between the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner
            & Smith Incorporated (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated May 1, 1998, File No. 1-13102)
10.14       Non-Competition Agreement between Jay H. Shidler and First
            Industrial Realty Trust, Inc. (incorporated by reference to Exhibit
            10.16 of the Company's Annual Report on Form 10-K for the year ended
            December 31, 1994, File No. 1-13102)
10.15       Form of Non-Competition Agreement between each of Michael T. Tomasz,
            Paul T. Lambert, Michael J. Havala, Michael W. Brennan, Michael G.
            Damone, Duane H. Lund, and Johannson L. Yap and First Industrial
            Realty Trust, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-11, File No.
            33-77804)
10.16+      1994 Stock Incentive Plan (incorporated by reference to Exhibit
            10.37 of the Company's Annual Report on Form 10-K for the year ended
            December 31, 1994, File No. 1-13102)
10.17+      First Industrial Realty Trust, Inc. Deferred Income Plan
            (incorporated by reference to Exhibit 10 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1996, File No.
            1-13102)
10.18       Contribution Agreement, dated March 19, 1996, among FR Acquisitions,
            Inc. and the parties listed on the signature pages thereto
            (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, dated April 3, 1996, File No. 1-13102)

Exhibits    Description
--------    -----------

10.19       Contribution Agreement, dated January 31, 1997, among FR
            Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the Company's
            Annual Report on Form 10-K for the year ended December 31, 1996,
            File No. 1-13102)
10.20+      Employment Agreement, dated December 4, 1996, between the Company and Michael T. Tomasz (incorporated by reference to Exhibit 10.59 of the Company's Annual Report on Form 10-K for the year ended December
            31, 1996, File No. 1-13102)
10.21+      Employment Agreement, dated February 1, 1997, between the Company and Michael W. Brennan (incorporated by reference to Exhibit 10.60 of the Company's Annual Report on Form 10-K for the year ended
            December 31, 1996, File No. 1-13102)
10.22+      1997 Stock Incentive Plan (incorporated by reference to Exhibit
            10.62 of the Company's Annual Report on Form 10-K for the year ended
            December 31, 1996, File No. 1-13102)
10.23+      Separation Agreement dated November 11, 1998 by and between the
            Company and Michael T. Tomasz (incorporated by reference to Exhibit
            10.25 of the Company's Annual Report on Form 10-K for the year ended
            December 31, 1998, File No.1-13102)
12.1*       Computation of ratios of earnings to fixed charges and preferred stock dividends of the Company
21.1*       Subsidiaries of the Registrant
23*         Consent of PricewaterhouseCoopers LLP
27*         Financial Data Schedule



           *  Filed herewith.

           + Indicates a compensatory plan or arrangement contemplated by Item 14 a (3) of Form 10-K.

                       FIRST INDUSTRIAL REALTY TRUST, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                       PAGE
                                                                       ----
FINANCIAL STATEMENTS

  Report of Independent Accountants ................................... F-2

  Consolidated Balance Sheets of First Industrial Realty Trust, Inc.
  (the "Company") as of December 31, 1999 and 1998..................... F-3

  Consolidated Statements of Operations of the Company for the Years
  Ended December 31, 1999, 1998 and 1997 .............................. F-4

  Consolidated Statements of Changes in Stockholders' Equity of the
  Company for the Years Ended December 31, 1999, 1998 and 1997 ........ F-5

  Consolidated Statements of Cash Flows of the Company for the Years
  Ended December 31, 1999, 1998 and 1997 .............................. F-6

  Notes to Consolidated Financial Statements .......................... F-7


FINANCIAL STATEMENT SCHEDULE

  Report of Independent Accountants ................................... S-1

  Schedule III: Real Estate and Accumulated Depreciation .............. S-2

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of First Industrial Realty Trust, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of First Industrial Realty Trust, Inc. (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







                                              PricewaterhouseCoopers LLP




Chicago, Illinois
February 14, 2000

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                        December 31,        December 31,
                                                                           1999                1998
                                                                        ------------       -------------
                                     ASSETS
Assets:
   Investment in Real Estate:
      Land...........................................................    $  383,938          $  406,465
      Buildings and Improvements.....................................     2,131,807           2,137,499
      Furniture, Fixtures and Equipment..............................         1,437               1,437
      Construction in Progress.......................................        80,410              37,632
      Less: Accumulated Depreciation.................................      (211,456)           (175,886)
                                                                         ----------          ----------
          Net Investment in Real Estate..............................     2,386,136           2,407,147

   Cash and Cash Equivalents.........................................         2,609              21,823
   Restricted Cash...................................................         2,352              10,965
   Tenant Accounts Receivable, Net...................................         9,924               9,982
   Investments in Joint Ventures.....................................         6,408               4,458
   Deferred Rent Receivable..........................................        17,137              14,519
   Deferred Financing Costs, Net.....................................        11,581              12,206
   Prepaid Expenses and Other Assets, Net............................        90,816              73,362
                                                                         ----------          ----------
          Total Assets...............................................    $2,526,963          $2,554,462
                                                                         ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage Loans Payable............................................    $  104,951          $  108,487
   Senior Unsecured Debt, Net........................................       948,688             948,595
   Acquisition Facility Payable......................................        94,000             134,800
   Accounts Payable and Accrued Expenses.............................        78,946              72,963
   Rents Received in Advance and Security Deposits...................        22,014              18,592
   Dividends/Distributions Payable...................................        28,164              27,081
                                                                         ----------          ----------
          Total Liabilities..........................................     1,276,763           1,310,518
                                                                         ----------          ----------

Minority Interest....................................................       190,974             189,168
Commitments and Contingencies........................................         ---                 ---

Stockholders' Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized,
    1,650,000, 40,000, 20,000, 50,000 and 30,000 shares of Series
    A, B, C, D and E Cumulative Preferred Stock, respectively, issued and outstanding at December 31, 1999 and December 31,
    1998, having a liquidation preference of $25 per share
    ($41,250), $2,500 per share ($100,000), $2,500 per share
    ($50,000),  $2,500  per share ($125,000) and $2,500 per share
    ($75,000), respectively .........................................           18                   18

Common Stock ($.01 par value, 100,000,000 shares authorized,
    38,152,811 and 37,932,015  shares issued and  outstanding
    at December 31, 1999 and 1998, respectively).....................          382                  379
Additional Paid-in-Capital...........................................    1,177,364            1,171,896
Distributions in Excess of Accumulated Earnings......................     (114,451)            (114,205)
Unearned Value of Restricted Stock Grants............................       (4,087)              (3,312)
                                                                        ----------           ----------
          Total Stockholders' Equity.................................    1,059,226            1,054,776
                                                                        ----------           ----------
          Total Liabilities and Stockholders' Equity.................   $2,526,963           $2,554,462
                                                                        ==========           ==========






    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       Year Ended          Year Ended           Year Ended
                                                      December 31,        December 31,         December 31,
                                                          1999                1998                 1997
                                                     ---------------     ----------------    -----------------
Revenues:
  Rental Income....................................    $ 295,938           $ 281,660           $ 164,389
  Tenant Recoveries and Other Income...............       78,217              68,042              46,028
  Interest Income- Defeasance......................        ---                 ---                12,786
                                                       ---------           ---------           ---------
      Total Revenues...............................      374,155             349,702             223,203
                                                       ---------           ---------           ---------
Expenses:
  Real Estate Taxes................................       56,573              55,544              34,653
  Repairs and Maintenance..........................       16,827              15,303               8,278
  Property Management..............................       10,875              13,643               7,850
  Utilities........................................        9,933               9,475               5,801
  Insurance........................................          832                 934                 568
  Other............................................        3,955               4,585               2,612
  General and Administrative.......................       13,259              12,983               6,248
  Interest Expense.................................       79,869              71,833              49,859
  Amortization of Interest Rate Protection
    Agreements and Deferred Financing Costs........        1,362                 917               2,812
  Depreciation and Other Amortization..............       68,412              63,805              39,573
  Restructuring and Abandoned Pursuit Costs
    Charge ........................................         ---               11,941                ---
                                                       ---------           ---------           ---------
       Total Expenses..............................      261,897             260,963             158,254
                                                       ---------           ---------           ---------

Income from Operations Before Equity in Income
  of Joint Ventures, Income Allocated to
  Minority Interest and Disposition of Interest
  Rate Protection Agreements.......................      112,258              88,739              64,949
Equity in Income of Joint Ventures.................          302                  45                ---
Income Allocated to Minority Interest..............      (17,609)             (7,961)             (5,312)
Disposition of Interest Rate Protection
  Agreements.......................................         ---               (8,475)              1,430
                                                       ---------           ---------           ---------
Income from Operations.............................       94,951              72,348              61,067
Gain on Sales of Properties........................       29,797               5,349               5,003
                                                       ---------           ---------           ---------
Income Before Extraordinary Loss and Cumulative
  Effect of Change in Accounting Principle.........      124,748              77,697              66,070
Extraordinary Loss............................              ---                 ---              (14,124)
Cumulative Effect of Change in Accounting Principle         ---               (1,976)               ---
                                                       ---------           ---------           ---------
Net Income.........................................      124,748              75,721              51,946
Preferred Stock Dividends..........................     (32,844)            (30,610)            (11,856)
                                                       ---------           ---------           ---------
Net Income Available to Common Stockholders........    $  91,904           $  45,111           $  40,090
                                                       =========           =========           =========

Net Income Available to Common Stockholders
   Before Extraordinary Loss and Cumulative Effect
   of Change in Accounting Principle Per Weighted
   Average Common Share Outstanding:
     Basic.........................................    $    2.42           $    1.26           $    1.72
                                                       =========           =========           =========
     Diluted.......................................    $    2.41           $    1.25           $    1.70
                                                       =========           =========           =========

Net Income Available to Common Stockholders Per
   Weighted Average Common Share Outstanding:
     Basic.........................................    $    2.42           $    1.20           $    1.27
                                                       =========           =========           =========
     Diluted.......................................    $    2.41           $    1.20           $    1.26
                                                       =========           =========           =========


    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        Additional               Distributions      Unearned
                                                  Preferred    Common    Paid-In     Retained     In Excess of    Value of Rest.
                                        Total       Stock      Stock     Capital     Earnings   Accum. Earnings    Stock Grants
                                     ----------   ---------   -------   ----------   --------   ---------------   --------------
Balance at December  31, 1996....    $  532,561   $      17   $   299   $  584,009   $    ---      $ (51,764)      $       ---
 Net Proceeds from Issuance of
    Preferred Stock..............       144,289         ---       ---      144,289        ---            ---               ---
 Net Proceeds from Issuance of
    Common Stock.................       199,339         ---        62      199,277        ---            ---               ---
 Issuance of Restricted Stock....           ---         ---         1        3,654        ---            ---            (3,655)
 Amortization of Restricted
  Stock Grants...................           238         ---       ---          ---        ---            ---               238
 Preferred Stock Dividends
    ($2.375 per Series A Share,
     $137.326 per Series B
     Share and $122.029 per
     Series C Share................     (11,856)        ---       ---          ---    (11,856)           ---               ---
 Distributions
    ($2.045 per Share/Unit)......       (73,836)        ---       ---          ---    (45,402)       (28,434)              ---
 Net Income Before Minority
  Interest.......................        57,258         ---       ---          ---     57,258            ---               ---
 Minority Interest:
   Allocation of Income..........        (5,312)        ---       ---          ---        ---         (5,312)              ---
 Distributions ($2.045 per
  Unit)..........................         8,514         ---       ---          ---        ---          8,514               ---
   Conversion of Units to Common
      Stock......................         3,395         ---         2        3,393        ---            ---               ---
                                     ----------   ---------   -------   ----------   --------   ---------------   --------------
Balance at December 31, 1997.....       854,590          17       364      934,622        ---        (76,996)           (3,417)
Net Proceeds from Issuance of
    Preferred Stock..............       192,700           1       ---      192,699        ---            ---               ---
Net Proceeds from Issuance of
    Common Stock.................        37,095         ---        12       37,083        ---            ---               ---
Issuance of Restricted Stock.....           ---         ---         1        2,344        ---            ---            (2,345)
Amortization of Restricted
  Stock Grants...................         2,450         ---       ---          ---        ---            ---             2,450
Preferred Stock Dividends
    ($2.375 per Series A Share,
    $218.750 per Series B Share,
    $215.624 per Series C Share,
    $179.426 per Series D Share
    and $155.257 per Series E
    Share).......................       (30,610)        ---       ---          ---    (30,610)           ---               ---
 Distributions
    ($2.19 per Share/Unit).......       (96,868)        ---       ---          ---    (53,072)       (43,796)              ---
 Net Income Before Minority
  Interest.......................        83,682         ---       ---          ---     83,682            ---               ---
 Minority Interest:
   Allocation of Income..........        (7,961)        ---       ---          ---        ---         (7,961)              ---
   Distributions ($2.19 per
   Unit).........................        14,548         ---       ---          ---        ---         14,548               ---
   Conversion of Units to Common
      Stock......................         5,150         ---         2        5,148        ---            ---               ---
                                     ----------   ---------   -------   ----------   --------   ---------------   --------------
Balance at December 31, 1998.....     1,054,776          18       379    1,171,896        ---       (114,205)           (3,312)
 Net Proceeds from the Issuance
  of Common Stock................           845         ---       ---          845        ---            ---               ---
 Issuance of Restricted Stock....           ---         ---         1        2,007        ---            ---            (2,008)
 Amortization of Restricted
Stock Grants.....................         1,233         ---       ---          ---        ---            ---             1,233
 Preferred Stock Dividends
    ($2.375 per Series A Share,
    $218.750 per Series B Share,
    $215.624 per Series C Share,
    $198.748 per Series D Share
    and $197.500 per Series E
    Share).......................       (32,844)        ---       ---          ---    (32,844)           ---               ---
 Distributions
    ($2.42 per Share/Unit).......      (109,608)        ---       ---          ---   (109,513)           (95)              ---
 Net Income Before Minority
  Interest.......................       142,357         ---       ---          ---    142,357            ---               ---
 Minority Interest:
   Allocation of Income..........       (17,609)        ---       ---          ---        ---         (17,609)              ---
   Distributions ($2.42 per
    Unit)........................        17,458         ---       ---          ---        ---          17,458               ---
Conversion of Units to Common
      Stock......................         2,618         ---         2        2,616        ---             ---               ---
                                     ----------   ---------   -------   ----------   --------   ---------------   --------------
Balance at December 31, 1999.....    $1,059,226   $      18   $   382   $1,177,364       ---        (114,451)            (4,087)
                                     ==========   =========   =======   ==========   ========   ===============   ==============

    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     Year Ended            Year Ended            Year Ended
                                                                     December 31,          December 31,           December 31,
                                                                        1999                  1998                   1997
                                                                     ------------          ------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.....................................................    $ 124,748            $  75,721              $  51,946
  Income Allocated to Minority Interest..........................       17,609                7,961                  5,312
                                                                     ---------            ---------              ---------
  Income Before Minority Interest................................      142,357               83,682                 57,258
  Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
  Depreciation...................................................       62,208               57,565                 35,286
  Amortization of Interest Rate Protection Agreement and
   Deferred Financing Costs......................................        1,362                  917                  2,812
  Other Amortization.............................................        6,272                8,074                  4,353
  Provision for Bad Debts........................................       ---                     550                    850
  Equity in Income of Joint Ventures.............................         (302)                 (45)                 ---
  Distributions from Joint Ventures..............................          302                ---                    ---
  Gain on Sales of Properties....................................      (29,797)              (5,349)                (5,003)
  Gain from Disposition of Interest Rate Protection Agreements...       ---                   ---                   (1,430)
  Extraordinary Loss.............................................       ---                   ---                   14,124
  Cumulative Effect of Change in Accounting Principle............       ---                   1,976                  ---
  Increase in Tenant Accounts Receivable, Prepaid Expenses
    and Other Assets.............................................       (7,959)             (26,595)               (23,034)
  Increase in Deferred Rent Receivable...........................       (4,062)              (4,657)                (2,075)
  Increase in Accounts Payable and Accrued Expenses and Rents
    Received in Advance and Security Deposits....................        5,001               29,867                 17,644
  Increase in Organization Costs.................................       ---                    (396)                  (185)
  Decrease in Restricted Cash....................................        1,515                3,507                  2,035
                                                                     ---------            ---------              ---------
    Net Cash Provided by Operating Activities....................      176,897              149,096                102,635
                                                                     ---------            ---------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of and Additions to Investment in Real Estate.........     (233,434)            (623,955)              (826,087)
  Net Proceeds from Sales of Investment in Real Estate...........      217,853               98,832                 31,874
  Contributions to and Investments in Joint Venture..............       (2,522)              (4,413)                 ---
  Distributions from Joint Ventures..............................          572                ---                    ---
  Funding of Mortgage Loans Receivable...........................         (739)               ---                  (18,785)
  Repayment of Mortgage Loans Receivable.........................        1,132                1,394                  4,751
  Decrease (Increase) in Restricted Cash.........................        7,098               (7,412)                 2,742
                                                                     ---------            ---------              ---------
    Net Cash Used in Investing Activities........................      (10,040)            (535,554)              (805,505)
                                                                     ---------            ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Sale of Common Stock.............................       ---                  36,300                200,360
  Common Stock Underwriting Discounts/Offering Costs.............         (200)              (3,159)                (5,221)
  Proceeds from Exercise of Employee Stock Options...............          732                2,544                  3,883
  Proceeds from Sale of Preferred Stock..........................       ---                 200,000                150,000
  Preferred Stock Underwriting Discounts/Offering Costs..........       ---                  (7,300)                (5,710)
  Proceeds from Sale of Interest Rate Protection Agreements .....       ---                   ---                    9,950
  Purchase of Interest Rate Protection Agreements................       ---                   ---                     (150)
  Purchase of U.S. Government Securities.........................       ---                   ---                 (300,000)
  Proceeds from Maturity of U.S. Government Securities...........       ---                   ---                  300,000
  Decrease (Increase) in Restricted Cash-Defeasance..............       ---                 306,000               (306,000)
  Proceeds from Senior Unsecured Debt............................       ---                 299,517                983,757
  Repayment of Senior Unsecured Debt.............................       ---                   ---                 (334,800)
  Other Proceeds from Senior Unsecured Debt......................       ---                   2,760                  2,377
  Other Costs of Senior Unsecured Debt...........................       ---                 (11,890)                (2,294)
  Dividends/Distributions........................................     (108,527)             (91,796)               (68,107)
  Preferred Stock Dividends......................................      (32,844)             (30,610)               (11,856)
  Repayments on Mortgage Loans Payable...........................       (3,459)            (301,947)               (11,156)
  Proceeds from Acquisition Facilities Payable...................      156,600              531,000                540,100
  Repayments on Acquisition Facilities Payable...................     (197,400)            (525,600)              (415,100)
  Repayment of Promissory Notes Payable..........................       ---                   ---                   (9,919)
  Cost of Debt Issuance and Retirement of Debt...................         (973)             (10,760)               (11,668)
                                                                     ---------            ---------              ---------
    Net Cash (Used in) Provided by Financing Activities .........     (186,071)             395,059                708,446
                                                                     ---------            ---------              ---------
  Net (Decrease) Increase in Cash and Cash Equivalents...........      (19,214)               8,601                  5,576
  Cash and Cash Equivalents, Beginning of Period.................       21,823               13,222                  7,646
                                                                     ---------            ---------              ---------
  Cash and Cash Equivalents, End of Period.......................    $   2,609            $  21,823              $  13,222
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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

1. ORGANIZATION AND FORMATION OF COMPANY

      First Industrial Realty Trust, Inc. was organized in the state of Maryland on August 10, 1993. First Industrial Realty Trust, Inc. is a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986, as amended (the "Code").

     First Industrial Realty Trust, Inc. and its subsidiaries (the "Company") began operations on July 1, 1994. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner. The Company is the sole stockholder of First Industrial Finance Corporation, First Industrial Pennsylvania Corporation, First Industrial Harrisburg Corporation, First Industrial Securities Corporation, First Industrial Mortgage Corporation, First Industrial Indianapolis Corporation, FI Development Services Corporation and First Industrial Florida Finance Corporation, which are the sole general partners of First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P. (the "Mortgage Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), First Industrial Development Services, L.P. and TK-SV, LTD., respectively. The Operating Partnership is the sole limited partner of the Financing Partnership, the Pennsylvania Partnership, the Harrisburg Partnership, the Securities Partnership, the Mortgage Partnership, the Indianapolis Partnership, First Industrial Development Services, L.P and TK-SV, LTD. The Operating Partnership is also the sole member of limited liability companies, and the majority economic stockholder of First Industrial Enterprises of Michigan, Inc. and FR Development Services, Inc. The Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns 10% equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties.

      As of December 31, 1999, the Company owned 967 in-service properties located in 25 states, containing an aggregate of approximately 67.0 million square feet (unaudited) of gross leasable area ("GLA"). Of the 967 properties owned by the Company, 815 are held by the Operating Partnership, 19 are held by the Financing Partnership, 20 are held by the Securities Partnership, 23 are held by the Mortgage Partnership, 23 are held by the Pennsylvania Partnership, six are held by the Harrisburg Partnership, six are held by the Indianapolis Partnership, one is held by TK-SV, LTD., 53 are held by limited liability companies of which the Operating Partnership is the sole member, and one is held by First Industrial Development Services, L.P.

2. BASIS OF PRESENTATION

      First Industrial Realty Trust, Inc. is the sole general partner of the Operating Partnership, with an approximate 83.9% ownership interest at December 31, 1999. Minority interest at December 31, 1999, represents the approximate 16.1% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

      The consolidated financial statements of the Company at December 31, 1999 and 1998 and for each of the three years ended December 31, 1999 include the accounts and operating results of the Company and its subsidiaries. Such financial statements present the Company's 10% equity interests in the September 1998 Joint Venture (hereinafter defined) and the September 1999 Joint Venture (hereinafter defined) under the equity method of accounting. All significant intercompany transactions have been eliminated in consolidation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 1999 and 1998, and the reported amounts of revenues and expenses for the years ended December 31, 1999, 1998 and 1997. Actual results could differ from those estimates.

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

      Real estate assets are carried at cost. The Company reviews its properties on a quarterly basis for impairment and provides a provision if impairments are determined. First, to determine if impairment may exist, the Company reviews its properties and identifies those which have had either an event of change or event of circumstances warranting further assessment of recoverability. Then, the Company estimates the fair value of those properties on an individual basis by capitalizing the expected net operating income. Such amounts are then compared to the property's depreciated cost to determine whether an impairment exists. For properties management considers held for sale, the Company ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value.

      Interest expense, real estate taxes and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:

                                                                 Years
                                                                 -----
           Buildings and Improvements......................     31.5 to 40
           Land Improvements...............................     15
           Furniture, Fixtures and Equipment...............     5 to 10

      Construction expenditures for tenant improvements, leasehold improvements and leasing commissions are capitalized and amortized over the terms of each specific lease. Repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized.

Deferred Financing Costs

      Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $2,608 and $1,246 at December 31, 1999 and 1998, respectively. Unamortized deferred financing fees are written-off when debt is retired before the maturity date (see Note 12).

Investments in Joint Ventures

      Investments in Joint Ventures represents the Company's 10% equity interests in the September 1998 Joint Venture (hereinafter defined) and the September 1999 Joint Venture (hereinafter defined). The Company accounts for its Investments in Joint Ventures under the equity method of accounting. Under the equity method of accounting, the Company's share of earnings or losses of the September 1998 Joint Venture and the September 1999 Joint Venture is reflected in income as earned and contributions or distributions increase or decrease, respectively, the Company's Investments in Joint Ventures as paid or received, respectively.

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

      The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $2,000 as of December 31, 1999 and December 31, 1998.

GAIN ON SALES OF PROPERTIES

      Gains on sales of properties are recognized using the full accrual method provided that various criteria relating to the terms of the transactions and any subsequent involvement by the Company with the properties sold are met. Gains relating to transactions which do not meet the established criteria are deferred and recognized when the criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances. As the assets are sold, their costs and related accumulated depreciation are removed from the accounts with resulting gains or losses reflected in net income or loss. Estimated future costs to be incurred by the Company after completion of each sale are included in the determination of the gains on sales.

Income Taxes

      The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a result, the Company generally is not subject to federal income taxation at the corporate level to the extent it distributes annually at least 95% of its REIT taxable income, as defined in the Code, to its stockholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

      The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. The provision for such state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

      For federal income tax purposes, the cash distributions paid to stockholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Distributions paid for the year ended December 31, 1999, totaling $92,150, are characterized 88.3% ($2.14 per share) as ordinary income and 11.7% ($.28 per share) as return of capital. Distributions paid for the year ended December 31, 1998, totaling $82,320, are characterized 63.9% ($1.40 per share) as ordinary income, 34.6% ($.76 per share) as return of capital and 1.5% ($.03 per share) as long-term capital gain. Distributions paid for the year ended December 31, 1997 totaling $65,322 are characterized 62.30% ($1.274 per share) as ordinary income, 35.60% ($.728 per share) as return of capital and 2.10% ($.043 per share) as long-term capital gain.

Earnings Per Common Share

      Net income per weighted average share - basic is based on the weighted average common shares outstanding. Net income per weighted average share - diluted is based on the weighted average common shares outstanding plus the effect of in-the-money employee stock options. See Note 13 for further disclosures.

Fair Value of Financial Instruments

      The Company's financial instruments include short-term investments, tenant accounts receivable, mortgage notes receivable, accounts payable, other accrued expenses, mortgage loans payable, acquisition facility payable, senior unsecured debt and certain put and call options issued in conjunction with two offerings of unsecured debt. The fair value of the short-term investments, tenant accounts receivable, mortgage notes receivable, accounts payable and other accrued expenses was not materially different from their carrying or contract values. See Note 6 for the fair values of the mortgage loans payable, acquisition facility payable, senior unsecured debt and certain put and call options issued in conjunction with initial offerings of unsecured debt.

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

Segment Reporting

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management views the Company as a single segment.

Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, effective for fiscal years beginning after June 15, 2000, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.

Reclassification

     Certain 1998 and 1997 items have been reclassified to conform to the 1999 presentation.

4. INVESTMENTS IN JOINT VENTURES

     On September 28, 1998, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the "September 1998 Joint Venture") with an institutional investor to invest in industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership, owns a 10% equity interest in the September 1998 Joint Venture and provides property and asset management services to the September 1998 Joint Venture. On or after October 2000, under certain circumstances, the Company has the option of purchasing all of the properties owned by the September 1998 Joint Venture at a price to be determined in the future. The Company received approximately $2,315 and $2,348 (net of the intercompany elimination) in acquisition, asset management and property management fees in 1999 and 1998, respectively, from the September 1998 Joint Venture. For the twelve months ended December 31, 1999, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member,

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

4. INVESTMENTS IN JOINT VENTURES, CONTINUED

invested approximately $767 and received distributions of approximately $874 from the September 1998 Joint Venture. For the twelve months ended December 31, 1998, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $4,413 in the September 1998 Joint Venture. The Company accounts for the September 1998 Joint Venture under the equity method of accounting. As of December 31, 1999 the September 1998 Joint Venture owned 146 industrial properties comprising approximately 7.5 million square feet (unaudited) of GLA.

      On September 2, 1999, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a new joint venture arrangement (the "September 1999 Joint Venture") with an institutional investor to invest in industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership, owns a 10% equity interest in the September 1999 Joint Venture and provides property and asset management services to the September 1999 Joint Venture. On or after September 2001, under certain circumstances, the Company has the option of purchasing all of the properties owned by the September 1999 Joint Venture at a price to be determined in the future. The Company received approximately $993 (net of the intercompany elimination) in acquisition, asset management and property management fees in 1999 from the September 1999 Joint Venture. The Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, also invested approximately $1,755 in the September 1999 Joint Venture. The Company accounts for the September 1999 Joint Venture under the equity method of accounting. As of December 31, 1999 the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet (unaudited) of GLA.

5. REAL ESTATE HELD FOR SALE

      The Company has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates in order to redeploy capital. At December 31, 1999, the Company had five industrial properties comprising approximately .8 million square feet (unaudited) of GLA held for sale. The five industrial properties were identified as held for sale during the three months ended December 31, 1999. There can be no assurance that such properties held for sale will be sold.

      The following table discloses certain information regarding the five industrial properties held for sale by the Company.

                                                  YEAR ENDED
                                       ---------------------------------
                                          1999       1998        1997
                                       ----------  ---------    --------
   Total Revenues                      $   3,459   $   3,043    $   955
   Operating Expenses                     (1,138)       (811)      (159)
   Depreciation and Amortization            (516)       (420)      (128)
                                       ---------   ---------    -------
   Income from Operations              $   1,805   $   1,812    $   668
                                       =========   =========    =======

   Net Carrying Value                  $  25,337
                                       =========

6. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET, ACQUISITION FACILITIES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS

 Mortgage Loans, Net

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

      Under the terms of the 1995 Mortgage Loan, certain cash reserves are required to be and have been set aside for refunds of security deposits and payments of capital expenditures, interest, real estate taxes and insurance. The amount of cash reserves segregated for security deposits is adjusted as tenants turn over. The amounts included in the cash reserves relating to payments of capital expenditures, interest, real estate taxes and insurance were determined by the lender and approximate the next periodic payment of such items. At December 31, 1999 and 1998, these reserves totaled $1,425 and $3,286, respectively, and are included in Restricted Cash. Such cash reserves were invested in a money market fund at December 31, 1999. The maturity of these investments is one day; accordingly, cost approximates fair value.

     On December 14, 1995, the Company, through the Harrisburg Partnership, entered into a $6,650 mortgage loan (the "Harrisburg Mortgage Loan") that was collateralized by first mortgage liens on three properties in Harrisburg, Pennsylvania. The Harrisburg Mortgage Loan bore interest at a rate based on LIBOR plus 1.5% or prime plus 2.25%, at the Company's option, and provided for interest only payments through May 31, 1996, with monthly principal and interest payments required subsequently based on a 26.5-year amortization schedule. On December 15, 1997, the Company paid off and retired the Harrisburg Mortgage Loan (see Note 12).

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

      On August 31, 1998, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of $1,367 (the "Acquisition Mortgage Loan VII"). The Acquisition Mortgage Loan VII is collateralized by one property in Milwaukee, Oregon, bears interest at a fixed rate of 9.75% and provides for monthly principal and interest payments based on a 25-year amortization schedule. The Acquisition Mortgage Loan VII matures on March 15, 2002. The Acquisition Mortgage Loan VII may be prepaid only after December 2001.

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

 Senior Unsecured Debt, Net

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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

6. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET, ACQUISITION FACILITIES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED

Acquisition Facilities

      In December 1996, the Company terminated its $150,000 secured revolving credit facility and entered into a $200,000 unsecured revolving credit facility (the "1996 Unsecured Acquisition Facility") which initially bore interest at LIBOR plus 1.10% or a "Corporate Base Rate" plus .25% and provided for interest only payments until the maturity date. In December 1997, the Company terminated the 1996 Unsecured Acquisition Facility (see Note 12) and entered into a $300,000 unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility") which initially bears interest at LIBOR plus .80% or a "Corporate Base Rate" at the Company's election, and provides for interest only payments until maturity. The Company may borrow under the facility to finance the acquisition of additional properties and for other corporate purposes, including to obtain additional working capital. The 1997 Unsecured Acquisition Facility contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

6. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET, ACQUISITION FACILITIES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED


         The following table discloses certain information regarding the Company's mortgage loans, senior unsecured debt and acquisition facility payable:



                                   OUTSTANDING BALANCE AT          ACCRUED INTEREST PAYABLE AT     INTEREST RATE AT
                                 -----------------------------     -----------------------------   ----------------
                                 DECEMBER 31,    DECEMBER 31,      DECEMBER 31,     DECEMBER 31,       DECEMBER 31,     MATURITY
                                    1999            1998               1999            1998               1999            DATE
                                 ------------    -------------     -------------    ------------       ------------     --------
MORTGAGE LOANS PAYABLE, NET
---------------------------
1995 Mortgage Loan.............. $ 39,099         $ 39,567          $   165          $   167              7.220%         1/11/26
CIGNA Loan......................   34,636           35,220              216              ---              7.500%         4/01/03
Assumed Loans...................    8,343            8,661              ---              ---              9.250%         1/01/13
LB Mortgage Loan  II............      705              705              ---              ---              8.000%             (1)
Acquisition Mortgage Loan I.....    3,591            3,864              ---              ---              8.500%         8/01/08
Acquisition Mortgage Loan II....    7,630            7,828              ---               51              7.750%         4/01/06
Acquisition Mortgage Loan III...    3,350            3,485              ---               26              8.875%         6/01/03
Acquisition Mortgage Loan IV....    2,423            2,488              ---               19              8.950%        10/01/06
Acquisition Mortgage Loan V.....    2,793 (2)        2,855 (2)          ---               19              9.010%         9/01/06
Acquisition Mortgage Loan VI....      991 (2)        1,024 (2)          ---                7              8.875%        11/01/06
Acquisition Mortgage Loan VII...    1,390 (2)        1,450 (2)          ---               11              9.750%         3/15/02
Acquisition Mortgage Loan VIII..      --- (3)        1,340              ---                9                 (3)            (3)
                                 --------         --------          -------          -------
Total........................... $104,951         $108,487          $   381          $   309
                                 ========         ========          =======          =======

SENIOR UNSECURED DEBT, NET
--------------------------
2005 Notes...................... $ 50,000         $ 50,000          $   383          $   383              6.900%        11/21/05
2006 Notes......................  150,000          150,000              875              875              7.000%        12/01/06
2007 Notes......................  149,961 (4)      149,956 (4)        1,457            1,457              7.600%         5/15/07
2011 Notes......................   99,470 (4)       99,424 (4)          942              942              7.375%         5/15/11 (5)
2017 Notes......................   99,828 (4)       99,818 (4)          625              625              7.500%        12/01/17
2027 Notes......................   99,867 (4)       99,862 (4)          914              914              7.150%         5/15/27 (6)
2028 Notes......................  199,776 (4)      199,768 (4)        7,009            7,051              7.600%         7/15/28
2011 Drs........................   99,786 (4)       99,767 (4)        1,553            1,553              6.500% (8)     4/05/11 (7)
                                 --------         --------          -------          -------
Total........................... $948,688         $948,595          $13,758          $13,800
                                 ========         ========          =======          =======

ACQUISITION FACILITY PAYABLE
----------------------------
1997 Unsecured Acquisition
   Facility..................... $ 94,000         $134,800          $   663          $   690              7.09%          4/30/01
                                 ========         ========          =======          =======

(1) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(2) At December 31, 1999, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $258, $57 and $64, respectively. At December 31, 1998, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $297, $66 and $93, respectively.
(3) The Acquisition Mortgage Loan VIII was paid off and retired on August 2, 1999.
(4) At December 31, 1999, the 2007 Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $39, $530, $172, $133, $224 and $214, respectively. At December 31, 1998, the 2007
    Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $44, $576, $182, $138, $232 and $233, respectively
(5) The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004.
(6) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(7) The 2011 Drs. are required to be redeemed by the Operating Partnership on April 5, 2001 if the Remarketing Dealer elects not to remarket the 2011 Drs.
(8) The 2011 Drs. bear interest at an annual rate of 6.50% to the Remarketing Date. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based on a predetermined formula as disclosed in the related Prospectus Supplement.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

6. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET, ACQUISITION FACILITIES PAYABLE AND INTEREST RATE PROTECTION AGREEMENTS, CONTINUED

Fair Value

         At December 31, 1999 and 1998, the fair value of the Company's mortgage loans payable, senior unsecured debt, acquisition facility payable and Put and Call Options were as follows:



                                      December 31, 1999           December 31, 1998
                                 -------------------------     -------------------------
                                   Carrying         Fair        Carrying         Fair
                                    Amount          Value        Amount          Value
                                 ----------     ----------     ----------     ----------
Mortgage Loans Payable.......... $  104,951     $  101,445     $  108,487     $  111,305
Senior Unsecured Debt...........    948,688        859,455        948,595        925,320
Acquisition Facility Payable....     94,000         94,000        134,800        134,800
Put Option and Call Option......      2,263          3,950          3,438         13,200
                                 ----------     ----------     ----------     ----------
Total........................... $1,149,902     $1,058,850     $1,195,320     $1,184,625
                                 ==========     ==========     ==========     ==========


      The following is a schedule of maturities of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                                                Amount
                                            -----------
             2000                           $     2,305
             2001                                96,507
             2002                                 3,935
             2003                                37,189
             2004                                 2,019
             Thereafter                       1,005,912
                                            -----------
             Total                          $ 1,147,867
                                            ===========

      The maturity date of the LB Mortgage Loan II is based on a contingent event. As a result, the LB Mortgage Loan II is not included in the preceding table.

Interest Rate Protection Agreements

      In conjunction with obtaining the 1994 Mortgage Loan, the Company, through the Financing Partnership, purchased an interest rate protection agreement (the "1994 Interest Rate Protection Agreement") which effectively limited the interest rate during the initial five-year term of the 1994 Mortgage Loan to 7.20% per annum. Prior to the subsequent replacement of the 1994 Interest Rate Protection Agreement, its cost of $18,450 had been capitalized and was being amortized over the five-year term of the agreement. Effective July 1, 1995, the Company replaced the 1994 Interest Rate Protection Agreement with new interest rate protection agreements and entered into interest rate swap agreements (together, the "1995 Interest Rate Protection Agreements") with a notional value of $300,000, which together effectively fixed the annual interest rate on the 1994 Mortgage Loan at 6.97% for six years through June 30, 2001. As a result of the replacement of the interest rate protection agreement, the Company incurred a loss of $6,400. The costs of the 1995 Interest Rate Protection Agreements had been capitalized and were being amortized over the respective terms of the 1995 Interest Rate Protection Agreements. On May 16, 1997, the Company sold the 1995 Interest Rate Protection Agreements and entered into a new interest rate protection agreement (the "1997 Interest Rate Protection Agreement") at a cost of $150 with a notional value of $300,000 which expired at the end of 1997. The 1997 Interest Rate Protection Agreement effectively limited the interest rate on the 1994 Defeased Mortgage Loan to 7.20% until December 31, 1997. The cost of the 1997 Interest Rate Protection Agreement had been capitalized and was being amortized on a straight-line basis over the remaining life of the 1997 Interest Rate Protection Agreement. As of December 31, 1997 the interest rate protection agreements were fully amortized and written off.

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

      On May 14, 1997, the Company issued 4,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 8 3/4%, $.01 par value, Series B Cumulative Preferred Stock (the "Series B Preferred Stock"), at an initial offering price of $25 per Depositary Share. Dividends on the Series B Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series B Preferred Stock ranks senior to payments on the Company's Common Stock and pari passu with the Company's Series A Preferred Stock, Series C Preferred Stock (hereinafter defined), Series D Preferred Stock (hereinafter defined) and Series E Preferred Stock (hereinafter defined); however, the Series A Preferred Stock has the benefit of a guarantee by the Securities Partnership. The Series B Preferred Stock is not redeemable prior to May 14, 2002. On or after May 14, 2002, the Series B Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $100,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series B Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

      On June 6, 1997, the Company issued 2,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the "Series C Preferred Stock"), at an initial offering price of $25 per Depositary Share. Dividends on the Series C Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series C Preferred Stock ranks senior to payments on the Company's Common Stock and pari passu with the Company's Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock (hereinafter defined) and Series E Preferred Stock (hereinafter defined); however, the Series A Preferred Stock has the benefit of a guarantee by the Securities Partnership. The Series C Preferred Stock is not redeemable prior to June 6, 2007. On or after June 6, 2007, the Series C Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series C Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

7. STOCKHOLDERS' EQUITY, CONTINUED

      On February 4, 1998, the Company issued 5,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the "Series D Preferred Stock"), at an initial offering price of $25 per Depositary Share. Dividends on the Series D Preferred Stock represented by the Depositary Shares are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the dividends and amounts upon liquidation, dissolution or winding up, the Series D Preferred Stock ranks senior to payments on the Company's Common Stock and pari passu with the Company's Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series E Preferred Stock (hereinafter defined); however, the Series A Preferred Stock has the benefit of a guarantee by the Securities Partnership. The Series D Preferred Stock is not redeemable prior to February 4, 2003. On and after February 4, 2003, the Series D Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $125,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series D Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

      On March 18, 1998, the Company issued 3,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the "Series E Preferred Stock"), at an initial offering price of $25 per Depositary Share. Dividends on the Series E Preferred Stock represented by the Depositary Shares are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series E Preferred Stock ranks senior to payments on the Company's Common Stock and pari passu with the Company's Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock; however, the Series A Preferred Stock has the benefit of a guarantee by the Securities Partnership. The Series E Preferred Stock is not redeemable prior to March 18, 2003. On and after March 18, 2003, the Series E Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $75,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series E Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

      The following table summarizes certain information regarding the Company's preferred stock:




                                              Stated Value at
                                    ------------------------------
                                                                         Initial         Optional
                                     December 31,    December 31,        Dividend       Redemption
                                         1999            1998              Rate            Date
                                    -------------   --------------    --------------  ----------------
Series A Preferred Stock            $    41,250       $  41,250          $ 9.500%       11/17/00
Series B Preferred Stock                100,000         100,000            8.750%        5/14/02
Series C Preferred Stock                 50,000          50,000            8.625%        6/06/07
Series D Preferred Stock                125,000         125,000            7.950%        2/04/03
Series E Preferred Stock                 75,000          75,000            7.900%        3/18/03
                                    -----------       ---------
Total                               $   391,250       $ 391,250
                                    ===========       =========

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

Shareholders' Rights Plan

      On September 4, 1997, the Board of Directors of the Company declared a dividend distribution of one Preferred Share Purchase Right ("Right") for each outstanding share of Common Stock. The dividend distribution was made on October 20, 1997 to stockholders of record as of the close of business on October 19, 1997. In addition, a Right will attach to each share of Common Stock issued in the future. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Junior Participating Preferred Stock (the "Junior Preferred Stock"), at a price of $125 per one one-hundredth of a share (the "Purchase Price"), subject to adjustment. The Rights become exercisable only if a person or group of affiliated or associated persons (an "Acquiring Person") acquires, or obtains the right to acquire, beneficial ownership of Common Stock or other voting securities ("Voting Stock") that have 15% or more of the voting power of the outstanding shares of Voting Stock, or if an Acquiring Person commences or makes an announcement of an intention to commence a tender offer or exchange offer to acquire beneficial ownership of Voting Stock that have 15% or more of the voting power of the outstanding shares of Voting Stock. The Rights will expire on October 19, 2007, unless redeemed earlier by the Company at $.001 per Right, or exchanged by the Company at an exchange ratio of one share of Common Stock per Right.

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

                   FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

7. STOCKHOLDERS' EQUITY, CONTINUED

Dividends/Distributions

      The following table summarizes dividends/distributions for the past two years:


Common Stock/Operating Partnership Units
                                                                                    Dividend/
                                                                                   Distribution         Total
                                                                                    per Share/        Dividend/
                                   Record Date              Payable Date               Unit          Distribution
                               --------------------    -----------------------     -------------    ---------------
 First Quarter 1998            March 31, 1998          April 20, 1998               $ .53000          $ 22,497
 Second Quarter 1998           June 30, 1998           July 20, 1998                $ .53000          $ 23,555
 Third Quarter 1998            September 30, 1998      October 19, 1998             $ .53000          $ 23,735
 Fourth Quarter 1998           December 31, 1998       January 18, 1999             $ .60000          $ 27,081
 First Quarter 1999            March 31, 1999          April 19, 1999               $ .60000          $ 27,157
 Second Quarter 1999           June 30, 1999           July 19, 1999                $ .60000          $ 27,157
 Third Quarter 1999            September 30, 1999      October 18, 1999             $ .60000          $ 27,157
 Fourth Quarter 1999           December 31, 1999       January 24, 2000             $ .62000          $ 28,164




Series A Preferred Stock
                                                                                    Dividend/
                                                                                   Distribution         Total
                                                                                    per Share/        Dividend/
                                   Record Date              Payable Date               Unit          Distribution
                               --------------------    -----------------------     -------------    ---------------
First Quarter 1998             March 13, 1998          March 31, 1998               $ .59375          $    980
Second Quarter 1998            June 15, 1998           June 30, 1998                $ .59375          $    980
Third Quarter 1998             September 15, 1998      September 30, 1998           $ .59375          $    980
Fourth Quarter 1998            December 15, 1998       December 31, 1998            $ .59375          $    980
First Quarter 1999             March 15, 1999          March 31, 1999               $ .59375          $    980
Second Quarter 1999            June 15, 1999           June 30, 1999                $ .59375          $    980
Third Quarter 1999             September 15, 1998      September 30, 1999           $ .59375          $    980
Fourth Quarter 1999            December 15, 1998       December 31, 1999            $ .59375          $    980




Series B Preferred Stock
                                                                                    Dividend/
                                                                                   Distribution         Total
                                                                                    per Share/        Dividend/
                                   Record Date              Payable Date               Unit          Distribution
                               --------------------    -----------------------     -------------    ---------------
First Quarter 1998             March 13, 1998          March 31, 1998               $ 54.68750        $  2,188
Second Quarter 1998            June 15, 1998           June 30, 1998                $ 54.68750        $  2,188
Third Quarter 1998             September 15, 1998      September 30, 1998           $ 54.68750        $  2,188
Fourth Quarter 1998            December 15, 1998       December 31, 1998            $ 54.68750        $  2,188
First Quarter 1999             March 15, 1999          March 31, 1999               $ 54.68750        $  2,188
Second Quarter 1999            June 15, 1999           June 30, 1999                $ 54.68750        $  2,188
Third Quarter 1999             September 15, 1999      September 30, 1999           $ 54.68750        $  2,188
Fourth Quarter 1999            December 15, 1999       December 31, 1999            $ 54.68750        $  2,188

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

7. STOCKHOLDERS' EQUITY, CONTINUED



Series C Preferred Stock
                                                                                    Dividend/
                                                                                   Distribution         Total
                                                                                    per Share/        Dividend/
                                   Record Date              Payable Date               Unit          Distribution
                               --------------------    -----------------------     -------------    ---------------
First Quarter 1998             March 13, 1998          March 31, 1998                $ 53.90600       $  1,078
Second Quarter 1998            June 15, 1998           June 30, 1998                 $ 53.90600       $  1,078
Third Quarter 1998             September 15, 1998      September 30, 1998            $ 53.90600       $  1,078
Fourth Quarter 1998            December 15, 1998       December 31, 1998             $ 53.90600       $  1,078
First Quarter 1999             March 15, 1999          March 31, 1999                $ 53.90600       $  1,078
Second Quarter 1999            June 15, 1999           June 30, 1999                 $ 53.90600       $  1,078
Third Quarter 1999             September 15, 1999      September 30, 1999            $ 53.90600       $  1,078
Fourth Quarter 1999            December 15, 1999       December 31, 1999             $ 53.90600       $  1,078







Series D Preferred Stock
                                                                                    Dividend/
                                                                                   Distribution         Total
                                                                                    per Share/        Dividend/
                                   Record Date              Payable Date               Unit          Distribution
                               --------------------    -----------------------     -------------    ---------------
First Quarter 1998             March 13, 1998          March 31, 1998               $ 30.36500         $  1,518
Second Quarter 1998            June 15, 1998           June 30, 1998                $ 49.68700         $  2,484
Third Quarter 1998             September 15, 1998      September 30, 1998           $ 49.68700         $  2,484
Fourth Quarter 1998            December 15, 1998       December 31, 1998            $ 49.68700         $  2,484
First Quarter 1999             March 15, 1999          March 31, 1999               $ 49.68700         $  2,484
Second Quarter 1999            June 15, 1999           June 30, 1999                $ 49.68700         $  2,484
Third Quarter 1999             September 15, 1999      September 30, 1999           $ 49.68700         $  2,484
Fourth Quarter 1999            December 15, 1999       December 31, 1999            $ 49.68700         $  2,484





Series E Preferred Stock
                                                                                    Dividend/
                                                                                   Distribution         Total
                                                                                    per Share/        Dividend/
                                   Record Date              Payable Date               Unit          Distribution
                               --------------------    -----------------------     -------------    ---------------
First Quarter 1998             March 15, 1998          March 30, 1998               $  7.13194         $    214
Second Quarter 1998            June 15, 1998           June 30, 1998                $ 49.37500         $  1,480
Third Quarter 1998             September 15, 1998      September 31, 1998           $ 49.37500         $  1,480
Fourth Quarter 1998            December 15, 1998       December 31, 1998            $ 49.37500         $  1,480
First Quarter 1999             March 15, 1999          March 30, 1999               $ 49.37500         $  1,480
Second Quarter 1999            June 15, 1999           June 30, 1999                $ 49.37500         $  1,480
Third Quarter 1999             September 15, 1999      September 31, 1999           $ 49.37500         $  1,480
Fourth Quarter 1999            December 15, 1999       December 31, 1999            $ 49.37500         $  1,480

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

8. ACQUISITION AND DEVELOPMENT OF REAL ESTATE

      In 1999, the Company acquired 19 in-service industrial properties and two industrial properties under redevelopment comprising, in the aggregate, approximately 2.0 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $75,226 and completed the development of 19 properties and one expansion comprising approximately 3.1 million square feet (unaudited) of GLA at a cost of approximately $103,651.

      In 1998, the Company acquired 247 industrial properties comprising approximately 12.3 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $537,837 and completed the development of 12 properties and two expansions comprising approximately 2.6 million square feet (unaudited) of GLA at a cost of approximately $85,870.

      In 1997, the Company acquired 389 industrial properties comprising approximately 22.9 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $873,004 and completed the development of ten properties and two expansions comprising approximately 1.7 million square feet (unaudited) of GLA at a cost of approximately $50,246.



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

11. SALES OF REAL ESTATE

      In 1999, the Company sold 56 industrial properties and several land parcels. The aggregate gross sales price of these sales totaled approximately $245,813. Approximately $4,835 of the gross proceeds from the sales of these properties was received from the September 1998 Joint Venture (the Company sold two properties to the September 1998 Joint Venture at the Company's net book value). The gain on sales totaled approximately $29,797.

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

13. EARNINGS PER SHARE

      The computation of basic and diluted EPS is presented below. The outstanding Operating Partnership units have been excluded from the diluted earnings per share (EPS) calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income.



                                                             Year Ended            Year Ended           Year Ended
                                                            December 31,          December 31,         December 31,
                                                                1999                  1998                 1997
                                                         -------------------    -----------------    -----------------
Numerator:

Income Before Extraordinary Loss and
 Cumulative Effect of Change in Accounting
 Principle........................................         $       124,748        $      77,697      $         66,070
 Less: Preferred Stock Dividends..................                 (32,844)             (30,610)              (11,856)
                                                           ---------------        -------------      ----------------
Net Income Available to Common Stockholders Before
 Extraordinary Loss and Cumulative Effect of
 Change in Accounting Principle- For Basic and
 Diluted EPS......................................                  91,904               47,087                54,214
Extraordinary Loss................................                     ---                  ---               (14,124)
Cumulative Effect of Change in Accounting
 Principle........................................                     ---               (1,976)                  ---
                                                           ---------------        -------------      ----------------
Net Income Available to Common Stockholders-
 For Basic and Diluted EPS........................         $        91,904        $      45,111      $         40,090
                                                           ===============        =============      ================

Denominator:

Weighted Average Common Shares Outstanding at
  December 31, 1999, 1998 and 1997,
  respectively- Basic.............................              38,042,214           37,444,961            31,508,240
Effect of Dilutive Securities:
  Employee Common Stock Options ..................                 101,801              182,515               305,686
                                                           ---------------        -------------      ----------------
Weighted Average Common Shares Outstanding at
  December 31, 1999, 1998 and 1997,
  respectively- Diluted...........................              38,144,015           37,627,476            31,813,926
                                                           ===============        =============      ================
Basic EPS:

Net Income Available to Common Stockholders
  Before Extraordinary Loss and Cumulative Effect
  of Change in Accounting Principle...............         $          2.42        $        1.26                  1.72
                                                           ===============        =============      ================
Extraordinary Loss................................         $           ---        $         ---      $           (.45)
                                                           ===============        =============      ================
Cumulative Effect of Change in Accounting
  Principle.......................................         $           ---        $        (.05)     $            ---
                                                           ===============        =============      ================
Net Income Available to Common Stockholders.......         $          2.42        $        1.20      $           1.27
                                                           ===============        =============      ================
Diluted EPS:

Net Income Available to Common Stockholders
 Before Extraordinary Loss and Cumulative Effect
 of Change in   Accounting Principle..............         $          2.41        $        1.25      $           1.70
                                                           ===============        =============      ================
Extraordinary Loss................................         $           ---        $         ---      $           (.44)
                                                           ===============        =============      ================
Cumulative Effect of Change in Accounting
    Principle.....................................         $           ---        $        (.05)     $            ---
                                                           ===============        =============      ================
Net Income Available to Common
    Stockholders..................................         $          2.41        $        1.20      $           1.26
                                                           ===============        =============      ================

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


14.    FUTURE RENTAL REVENUES

         The Company's properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 1999 are approximately as follows:

                         2000                     $  308,090
                         2001                        258,772
                         2002                        210,109
                         2003                        165,399
                         2004                        123,394
                         Thereafter                  308,145
                                               --------------
                               Total             $ 1,373,909
                                               ==============


15. EMPLOYEE BENEFIT PLANS

      The Company maintains two stock incentive plans (the "Stock Incentive Plans") which are administered by the Compensation Committee of the Board of Directors. There are approximately 7.7 million shares reserved under the Stock Incentive Plans. Only officers and other employees of the Company and its affiliates generally are eligible to participate in the Stock Incentive Plans. However, Independent Directors of the Company receive automatic annual grants of options to purchase 10,000 shares at a per share exercise price equal to the fair market value of a share on the date of grant.

      The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards, (iv) performance share awards and (v) dividend equivalent rights. The exercise price of stock options will be determined by the Compensation Committee, but may not be less than 100% of the fair market value of the shares on the date of grant. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Company. As of December 31, 1999, stock options covering 2.8 million shares were outstanding and stock options covering
4.4 million shares were available under the Stock Incentive Plans. The outstanding stock options generally vest over one to ten year periods and have lives of ten years. Stock option transactions are summarized as follows:

                                                         Weighted Average
                                                          Exercise Price          Exercise
                                             Shares          Per Share         Price Per Share
                                           ---------     ----------------      ---------------
Outstanding at December 31, 1996........   1,093,500          $22.49            $18.25-$25.63
  Granted...............................     538,000          $30.32            $28.50-$30.375
  Exercised or Converted................    (300,000)         $22.50            $18.25-$23.50
                                          -----------
Outstanding at December 31, 1997........   1,331,500          $25.67            $18.25-$30.375
  Granted...............................   5,248,200          $34.92            $24.00-$35.81
  Exercised or Converted................    (165,500)         $23.14            $20.25-$30.38
  Expired or Terminated.................  (1,417,200)         $35.42            $22.75-$35.81
                                          -----------
Outstanding at December 31, 1998........   4,997,000          $32.70            $18.25-$35.81
  Granted...............................   1,041,567          $25.35            $25.13-$27.69
  Exercised or Converted................     (68,000)         $22.79            $20.25-$25.13
  Expired or Terminated.................  (3,194,300)         $35.31            $22.75-$35.81
                                          -----------
Outstanding at December 31, 1999........   2,776,267          $27.04            $18.25-$31.13
                                          ===========

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

15. EMPLOYEE BENEFIT PLANS, CONTINUED


      The following table summarizes currently outstanding and exercisable options as of December 31, 1999:




                                               Options Outstanding                           Options Exercisable
                               ----------------------------------------------------    --------------------------------
                                                    Weighted
                                                     Average           Weighted                             Weighted
                                                    Remaining           Average                              Average
                                   Number          Contractual         Exercise           Number             Exercise
Range of Exercise Price         Outstanding           Life               Price          Exercisable           Price
---------------------------    --------------    ----------------    --------------    --------------     -------------
$18.25-$25.13                    1,498,200            7.68              $24.08           1,056,350           $23.64
$28.50-$31.13                    1,278,067            8.11              $30.51           1,194,734           $30.73


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



                                                                                              For the Year Ended
                                                                                 ----------------------------------------------
                                                                                     1999            1998             1997
                                                                                 -------------   --------------    ------------
        Net Income Available to Common Stockholders- as reported...............    $ 91,904        $  45,111        $ 40,090

        Net Income Available to Common Stockholders- pro forma.................    $ 90,036        $  43,324        $ 38,810


        Net Income Available to Common Stockholders per Share- as reported-
           Basic...............................................................    $   2.42        $    1.20        $   1.27
        Net Income Available to Common Stockholders per Share- pro forma-
           Basic...............................................................    $   2.37        $    1.16        $   1.23
        Net Income Available to Common Stockholders per Share- as reported-
           Diluted.............................................................    $   2.41        $    1.20        $   1.26
        Net Income Available to Common Stockholders per Share- pro forma-
        Diluted................................................................    $   2.36        $    1.15        $   1.22

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
           Expected dividend yield.............................................        8.88%            8.01%           8.15%
           Expected stock price volatility.....................................       20.55%           20.56%          20.01%
           Risk-free interest rate.............................................        5.30%            5.64%           6.48%
           Expected life of options............................................        2.73             3.74            3.78

     The weighted average fair value of options granted during 1999, 1998 and 1997 is $1.79, $2.95 and $2.72 per option, respectively.

      In September 1994, the Board of Directors approved and the Company adopted a 401(k)/Profit Sharing Plan. Under the Company's 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. The Company may make, but is not required to make, matching contributions. For the years ended December 31, 1999, 1998 and 1997, the Company made matching contributions of approximately $208, $198 and $108, respectively. In March 1996, the Board of Directors approved and the Company adopted a Deferred Income Plan (the "Plan"). At December 31, 1999, 596,498 units were outstanding. The expense related to these deferred income benefits is included in general and administrative expenses in the consolidated statements of operations.

      During 1999, the Company awarded 72,300 shares of restricted Common Stock to certain employees and 3,504 shares of restricted Common Stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 5,224 shares of restricted Common Stock. These restricted shares of Common Stock had a fair value of $2,121 on the date of grant. The restricted Common Stock vests over a period from five to ten years. Compensation expense will be charged to earnings over the vesting period.

      During 1998, the Company awarded 51,850 shares of restricted Common Stock to certain employees and 2,769 shares of restricted Common Stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 13,602 shares of restricted Common Stock. These restricted shares of Common Stock had a fair value of $2,345 on the date of grant. The restricted Common Stock vests over a period from five to ten years. Compensation expense will be charged to earnings over the vesting period.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

15. EMPLOYEE BENEFIT PLANS, CONTINUED

      During 1997, the Company awarded 59,946 shares of restricted Common Stock to certain employees and 1,274 shares of restricted Common Stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 54,936 shares of restricted Common Stock. These restricted shares of Common Stock had a fair value of $3,655 on the date of grant. The restricted Common Stock vests over a period from two to ten years. Compensation expense will be charged to earnings over the vesting period.


16. RELATED PARTY TRANSACTIONS

      The Company often obtains title insurance coverage for its properties from an entity for which an independent Director of the Company became the President, Chief Executive Officer and a Director in 1996.

      From time to time, the Company utilizes real estate brokerage services from CB Richard Ellis, Inc. for which a relative of one of the Company's officers/Directors is an employee.

      On November 19, 1997, the Company exercised an option that was granted on March 19, 1996 to purchase a 100,000 square foot (unaudited) bulk warehouse property located in Indianapolis, Indiana for approximately $3,338. The property was purchased from a partnership in which one of the Company's former officers owned a 33.0% interest.

      On July 16, 1998, the Company, through the Operating Partnership, completed an acquisition of a real estate firm of which an officer of the Company owned a 25% interest. Gross proceeds to the real estate firm totaled approximately $2,349. In conjunction with the acquisition of the real estate firm, the Company also acquired an industrial property from this same entity for a purchase price of approximately $3,248, excluding costs incurred in connection with the acquisition of the property.

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

      On November 19, 1998, the Company sold two industrial properties to two limited partnerships, Roosevelt Glen Corporate Center ("Roosevelt") and Hartford Center Investment Company ("Hartford"), for a total consideration of approximately $8,341. An entity in which the sole shareholders are a officer and Director and a former officer and Director ("TSIC") has a 11.638% general partner interest and a former officer and Director has a 75.585% limited partner interest in Roosevelt. TSIC has a 12.39% general partner interest and a former officer and Director has a 80.454% limited partner interest in Hartford. On December 4, 1998, the Company sold one industrial property to Eastgate Shopping Center Investment Co. ("Eastgate"), a limited partnership, for a total consideration of approximately $2,360. TSIC has a 12.972% general partner interest and a former officer and Director has a 79.536% limited partner interest in Eastgate. In each case, the purchaser had the option of selling the properties back to the Company and the Company had the option of buying the properties back from the purchaser for a stipulated period of time. In January 2000, the purchasers exercised their options to sell the properties back to the Company. The gain on sale was deferred due to the existence of these options.

      From time to time, the Company utilizes consulting services from the private consulting firm of one of the Company's Directors. For the year ended December 31, 1999, the Company has paid approximately $15 of fees to this entity.

      On September 2, 1999, the September 1999 Joint Venture purchased a 1,159,121 square foot (unaudited) industrial property portfolio located in Los Angeles, California for approximately $63,901. An officer of the Company held ownership interests ranging between .004% and .13% in various entities that sold certain properties to the September 1999 Joint Venture.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


16. RELATED PARTY TRANSACTIONS, CONTINUED

      On September 15, 1999, the Company sold nine industrial properties to an entity whose Chairman of the Board of Directors is also Chairman of the Board of Directors of the Company. The gross proceeds from the sales of these nine industrial properties approximated $39,475 and the gain of sales approximated $14,552.


17. SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

         Supplemental disclosure of cash flow information:


                                       Year Ended        Year Ended         Year Ended
                                      December 31,      December 31,       December 31,
                                          1999              1998               1997
                                     --------------   ---------------    ---------------

     Interest paid, net of
        capitalized interest........  $   79,866        $    64,294       $    44,627
                                      ==========        ===========      ============
     Interest capitalized...........  $    5,568        $     3,643       $     1,151
                                      ==========        ===========      ============

Supplemental schedule of noncash investing and financing activities:
     Distribution payable on
         common stock/units.........  $   28,164        $    27,081      $     22,010
                                      ==========        ===========      ============

Exchange of units for common shares:
     Minority interest..............  $   (2,618)       $    (5,150)     $     (3,395)
     Common stock...................           2                  2                 2
     Additional paid in capital.....       2,616              5,148             3,393
                                      ----------        -----------      ------------
                                      $    ---          $     ---        $       ---
                                      ==========        ===========      ============

        In conjunction with the property acquisitions, the following assets and liabilities were assumed:

     Purchase of real estate........  $   75,188        $   537,838      $    862,350
     Mortgage loans.................         ---             (8,771)          (20,272)
     Operating partnership units....         ---            (49,413)         (115,230)
     Accounts payable and
         accrued expenses...........        (342)            (5,001)          (11,414)
                                      ----------        -----------      ------------
     Acquisition of real estate.....  $   74,846        $   474,653      $    715,434
                                      ==========        ===========      ============


18. COMMITMENTS AND CONTINGENCIES

      In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.

      Thirty-eight properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times at appraised fair market value or at a fixed purchase price generally in excess of the Company's depreciated cost of the asset. The Company has no notice of any exercise of any tenant purchase option.

      The Company has committed to the construction of 23 industrial properties totaling approximately 3.3 million square feet (unaudited) of GLA. The estimated total construction costs are approximately $131,194 (unaudited). These developments are expected to be funded with cash flow from operations as well as borrowings under the 1997 Unsecured Acquisition Facility.

      At December 31, 1999, the Company had four letters of credit outstanding in the aggregate amount of $1,146. A $980 letter of credit was required under the original issuance of the Series A Preferred Stock to guarantee the payment of one quarter's dividend on the Series A Preferred Stock. The Guarantee Agent of the Series A Preferred Stock is the beneficiary of this letter of credit which expires on December 31, 2000. The remaining $166 of outstanding letters of credit were required by municipalities for development purposes. They expire between February 28, 2000 and January 31, 2001.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


19. SUBSEQUENT EVENTS (UNAUDITED)


      During the period January 1, 2000 through March 10, 2000, the Company acquired or completed development of 11 industrial properties and two land parcels for a total estimated investment of approximately $33,511. The Company also sold six industrial properties and two land parcels for approximately $41,544 of gross proceeds.

      In March 2000, the Company declared a first quarter dividend of $.62 per share/unit on its common stock which is payable on April 17, 2000. The Company also declared a first quarter dividend of $.59375 per share, $54.688 per share ($.54688 per depositary share), $53.906 per share ($.53906 per depositary share), $49.687 per share ($.49687 per depositary share) and $49.375 per share ($.49375 per depositary share) on its Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, respectively, which is payable on March 31, 2000.

      In March 2000, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common stock. The Company will make purchases from time to time, if price levels warrant, in the open market or in privately negotiated transactions. Stock repurchases will be funded from internally generated funds.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



                                                                               YEAR ENDED DECEMBER 31, 1999
                                                            --------------------------------------------------------------------
                                                                FIRST            SECOND             THIRD            FOURTH
                                                               QUARTER           QUARTER           QUARTER           QUARTER
                                                            --------------    --------------    --------------    --------------
      Total Revenues......................................  $     95,428      $    93,993       $     94,131      $     90,603
      Equity In Income (Loss) of Joint  Ventures..........           126              120                126               (70)
      Income Allocated to Minority Interest...............        (3,443)          (4,252)            (6,106)           (3,808)
      Income from Operations..............................        24,090           23,470             23,664            23,727
      Gain on Sales of Properties.........................         1,545            6,797             16,999             4,456
      Net Income..........................................        25,635           30,267             40,663            28,183
      Preferred Stock Dividends...........................        (8,211)          (8,211)            (8,211)           (8,211)
                                                            --------------    --------------    --------------    --------------
      Net Income Available to Common Stockholders.........  $     17,424      $    22,056       $     32,452      $     19,972
                                                            ==============    ==============    ==============    ==============
      Earnings Per Share:
         Net Income Available to Common Stockholders per
         Weighted Average Common Share Outstanding:
                                                            $        .46      $       .58       $        .85      $        .52
      Basic...............................................  ==============    ==============    ==============    ==============
      Diluted.............................................  $        .46      $       .58       $        .85      $        .52
                                                            ==============    ==============    ==============    ==============
                                                                               YEAR ENDED DECEMBER 31, 1998
                                                            --------------------------------------------------------------------
                                                                FIRST            SECOND             THIRD            FOURTH
                                                               QUARTER           QUARTER           QUARTER           QUARTER
                                                            --------------    --------------    --------------    --------------

      Total Revenues......................................  $     76,214      $     87,305      $     92,339      $     93,844
      Equity In Income of Joint Venture...................          ---                ---               ---                45
      Income Allocated to Minority Interest...............        (2,657)           (2,186)           (2,813)             (305)
      Disposition of Interest Rate Protection Agreement...          ---                ---               ---            (8,475)
      Income from Operations..............................        20,171            22,265            23,015             6,897
      Gain on Sales of Properties.........................         2,360                16               693             2,280
      Income Before Extraordinary Loss and Cumulative
      Effect of Change in Accounting Principle............        22,531            22,281            23,708             9,177
      Cumulative Effect of Change in Accounting
          Principle.......................................          ---             (1,976)              ---               ---
      Net Income..........................................        22,531            20,305            23,708             9,177
      Preferred Stock Dividends...........................        (5,978)           (8,210)           (8,211)           (8,211)
                                                            --------------    --------------    --------------    --------------
      Net Income Available to Common Stockholders.........  $     16,553      $     12,095      $     15,497      $        966
                                                           ==============    ==============    ==============    ==============
      Earnings Per  Share:
          Net Income Available to Common Stockholders
          Before Extraordinary Loss and Cumulative
          Effect of Change in Accounting Principle per
          Weighted Average Common Share Outstanding:
               Basic....................................... $        .45      $        .38      $        .41      $        .03
                                                            ==============    ==============    ==============    ==============
               Diluted..................................... $        .45      $        .37      $        .41      $        .03
                                                            ==============    ==============    ==============    ==============
          Net Income Available to Common Stockholders per
          Weighted Average Common Share Outstanding:
               Basic......................................  $        .45      $        .32      $        .41      $        .03
                                                            ==============    ==============    ==============    ==============
               Diluted....................................  $        .45      $        .32      $        .41      $        .03
                                                            ==============    ==============    ==============    ==============

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












                                        PricewaterhouseCoopers LLP




Chicago, Illinois
February 14, 2000

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                                  SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             As Of December 31, 1999
                             (Dollars in thousands)


                                                                                                                 COSTS
                                                                                        (b)                   CAPITALIZED
                                                                                    INITIAL COST             SUBSEQUENT TO
                                            LOCATION               (a)             --------------             ACQUISITION
BUILDING ADDRESS                           (CITY/STATE)         ENCUMBRANCES    LAND        BUILDINGS        OR COMPLETION
----------------                           ------------         ------------   ------      -----------       -------------
ATLANTA
4250 River Green Parkway                    Duluth, GA              (d)        $    264    $     1,522         $        42
3400 Corporate Parkway                      Duluth, GA              (d)             281          1,621                 222
3450 Corporate Parkway                      Duluth, GA              (d)             506          2,904                  98
3500 Corporate Parkway                      Duluth, GA              (d)             260          1,500                  91
3425 Corporate Parkway                      Duluth, GA              (d)             385          2,212                 172
1650 GA Highway 155                         Atlanta, GA                             788          4,544                 243
14101 Industrial Park Boulevard             Atlanta, GA                             285          1,658                 525
801-804 Blacklawn Road                      Atlanta, GA                             361          2,095                 209
1665 Dogwood Drive                          Atlanta, GA                             635          3,662                  32
1715 Dogwood Drive                          Atlanta, GA                             288          1,675                 102
11235 Harland Drive                         Atlanta, GA                             125            739                  39
700 Westlake Parkway                        Atlanta, GA                             213          1,551                 610
800 Westlake Parkway                        Atlanta, GA                             450          2,645                 495
4050 Southmeadow Parkway                    Atlanta, GA                             401          2,813                 165
4051 Southmeadow Parkway                    Atlanta, GA                             697          3,486                 852
4071 Southmeadow Parkway                    Atlanta, GA                             750          4,460                 724
4081 Southmeadow Parkway                    Atlanta, GA                           1,012          5,450                 624
1875 Rockdale Industrial Blvd.              Atlanta, GA                             386          2,264                 202
3312 N. Berkeley Lake Road                  Duluth, GA                            2,937         16,644               1,222
370 Great Southwest Parkway (o)             Atlanta, GA                             527          2,984                 357
3495 Bankhead Highway (o)                   Atlanta, GA                             983          5,568                 468
955 Cobb Place                             Kennesaw, GA                             780          4,420                 170
6105 Boatrock Blvd                          Atlanta, GA                              89            504                  30
1640 Sands Place                           Marietta, GA                             162            920                  39
7000 Highland Parkway                       Smyrna, GA                              761          4,213                  59
2084 Lake Industrial Court                  Conyers, GA                             662              -               4,601
1005 Sigman Road                            Conyers, GA                             566          3,134                  96
2050 East Park Drive                        Conyers, GA                             452          2,504                  77
1003 Sigman Road                            Conyers, GA                             499          2,761                  91
201 Greenwood                              McDonough, GA                          2,066            304              17,200

BALTIMORE
3431 Benson                                Baltimore, MD                            553          3,062                  98
1801 Portal                                Baltimore, MD                            251          1,387                 150
1811 Portal                                Baltimore, MD                            327          1,811                 195
1831 Portal                                Baltimore, MD                            268          1,486                 395
1821 Portal                                Baltimore, MD                            430          2,380                 680
1820 Portal                                Baltimore, MD            (k)             884          4,891                 152
6615 Tributary                             Baltimore, MD                            420          2,327                 105
7340 Executive                             Frederick, MD                            936          5,182                 161
4845 Governers Way                         Frederick, MD                            810          4,487                 113
8900 Yellow Brick Road                     Baltimore, MD                            447          2,473                 228
7476 New Ridge                              Hanover, MD                             394          2,182                 104
8779 Greenwood Place                        Savage, MD                              704          3,896                 166

BATON ROUGE
11200 Industriplex Blvd.                  Baton Rouge, LA                           463          2,624                  88
11441 Industriplex Blvd.                  Baton Rouge, LA                           331          1,874                 222
11301 Industriplex Blvd.                  Baton Rouge, LA                           265          1,499                  70
6565 Exchequer Drive                      Baton Rouge, LA                           461          2,614                 101

CENTRAL PENNSYLVANIA
1214-B+B102 Freedom Road              Cranberry Township, PA                         31            994                 617
401 Russell Drive                         Middletown, PA                            262            857               1,499
2700 Commerce Drive                       Harrisburg, PA                            196            997                 670
2701 Commerce Drive                       Harrisburg, PA                            141            859               1,172
2780 Commerce Drive                       Harrisburg, PA                            113            743               1,033
7125 Grayson Road                         Harrisburg, PA                          1,514          8,779                   6
7253 Grayson Road                         Harrisburg, PA                            894          5,168                  57
5020 Louise Drive                        Mechanicsburg, PA          (c)             707              -               2,782
7195 Grayson                              Harrisburg, PA            (c)             478          2,771                  80
400 First Street                          Middletown, PA                            280          1,839                 802
401 First Street                          Middletown, PA                            819          5,381               1,898
500 Industrial Lane                       Middletown, PA                            194          1,272                 284
600 Hunter Lane                           Middletown, PA                            191              -               4,393
300 Hunter Lane                           Middletown, PA                            216              -               6,169


                                                   GROSS AMOUNT CARRIED
                                                AT CLOSE OF PERIOD 12/31/99
                                       -----------------------------------------       ACCUMULATED
                                                     BUILDING AND                      DEPRECIATION   YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                         LAND        IMPROVEMENTS        TOTAL           12/31/99      RENOVATED   LIVES (YEARS)
----------------                       ---------     ------------        -----         ------------   -----------  -------------
4250 River Green Parkway               $    264      $    1,564      $    1,828        $         214       1988          (v)
3400 Corporate Parkway                      281           1,843           2,124                  326       1987          (v)
3450 Corporate Parkway                      506           3,002           3,508                  402       1988          (v)
3500 Corporate Parkway                      260           1,591           1,851                  212       1991          (v)
3425 Corporate Parkway                      385           2,384           2,769                  387       1990          (v)
1650 GA Highway 155                         788           4,787           5,575                  758       1991          (v)
14101 Industrial Park Boulevard             285           2,183           2,468                  251       1984          (v)
801-804 Blacklawn Road                      361           2,304           2,665                  435       1982          (v)
1665 Dogwood Drive                          635           3,694           4,329                  511       1973          (v)
1715 Dogwood Drive                          288           1,777           2,065                  310       1973          (v)
11235 Harland Drive                         125             778             903                  117       1988          (v)
700 Westlake Parkway                        223           2,151           2,374                  365       1990          (v)
800 Westlake Parkway                        479           3,111           3,590                  481       1991          (v)
4050 Southmeadow Parkway                    425           2,954           3,379                  425       1991          (v)
4051 Southmeadow Parkway                    726           4,309           5,035                  656       1989          (v)
4071 Southmeadow Parkway                    828           5,106           5,934                  735       1991          (v)
4081 Southmeadow Parkway                  1,157           5,929           7,086                  850       1989          (v)
1875 Rockdale Industrial Blvd.              386           2,466           2,852                  317       1966          (v)
3312 N. Berkeley Lake Road                3,053          17,750          20,803                1,699       1969          (v)
370 Great Southwest Parkway (o)             546           3,322           3,868                  321       1996          (v)
3495 Bankhead Highway (o)                 1,021           5,998           7,019                  464       1986          (v)
955 Cobb Place                              804           4,566           5,370                  266       1991          (v)
6105 Boatrock Blvd                           91             532             623                   27       1972          (v)
1640 Sands Place                            166             955           1,121                   54       1977          (v)
7000 Highland Parkway                       691           4,342           5,033                  209       1998          (v)
2084 Lake Industrial Court                  803           4,460           5,263                    -       1998          (v)
1005 Sigman Road                            574           3,222           3,796                   20       1986          (v)
2050 East Park Drive                        459           2,574           3,033                   16       1998          (v)
1003 Sigman Road                            506           2,845           3,351                   12       1996          (v)
201 Greenwood                             2,205          17,365          19,570                   36       1999          (v)

BALTIMORE
3431 Benson                                 562           3,151           3,713                  137       1988          (v)
1801 Portal                                 271           1,517           1,788                   66       1987          (v)
1811 Portal                                 354           1,979           2,333                   86       1987          (v)
1831 Portal                                 290           1,859           2,149                   73       1990          (v)
1821 Portal                                 467           3,023           3,490                  145       1986          (v)
1820 Portal                                 899           5,028           5,927                  220       1982          (v)
6615 Tributary                              432           2,420           2,852                  106       1987          (v)
7340 Executive                              957           5,322           6,279                  233       1988          (v)
4845 Governers Way                          824           4,586           5,410                  200       1988          (v)
8900 Yellow Brick Road                      475           2,673           3,148                  118       1982          (v)
7476 New Ridge                              401           2,279           2,680                   98       1987          (v)
8779 Greenwood Place                        727           4,039           4,766                   34       1978          (v)

BATON ROUGE
11200 Industriplex Blvd.                    475           2,700           3,175                  136       1986          (v)
11441 Industriplex Blvd.                    340           2,087           2,427                  152       1987          (v)
11301 Industriplex Blvd.                    273           1,561           1,834                   82       1985          (v)
6565 Exchequer Drive                        473           2,703           3,176                  140       1986          (v)

CENTRAL PENNSYLVANIA
1214-B+B102 Freedom Road                    205           1,437           1,642                  554       1982          (v)
401 Russell Drive                           287           2,331           2,618                  775       1990          (v)
2700 Commerce Drive                         206           1,657           1,863                  484       1990          (v)
2701 Commerce Drive                         164           2,008           2,172                  477       1989          (v)
2780 Commerce Drive                         209           1,680           1,889                  491       1989          (v)
7125 Grayson Road                         1,514           8,785          10,299                1,255       1991          (v)
7253 Grayson Road                           894           5,225           6,119                  751       1990          (v)
5020 Louise Drive                           716           2,773           3,489                  396       1995          (v)
7195 Grayson                                479           2,850           3,329                  361       1994          (v)
400 First Street                            192           2,729           2,921                  267    1963-1965        (v)
401 First Street                            563           7,535           8,098                  771    1963-1965        (v)
500 Industrial Lane                         133           1,617           1,750                  169    1963-1965        (v)
600 Hunter Lane                             191           4,393           4,584                  293       (m)           (v)
300 Hunter Lane                             216           6,169           6,385                  381       (m)           (v)

                                                                                                                 COSTS
                                                                                        (b)                   CAPITALIZED
                                                                                    INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)        -----------------------        ACQUISITION
BUILDING ADDRESS                           (CITY/STATE)         ENCUMBRANCES    LAND        BUILDINGS        OR COMPLETION
----------------                           ------------         ------------   ------      -----------       -------------
Fruehauf Building #6                      Middletown, PA                              -              -               6,426
3380 Susquehanna Trail North                 York, PA                               450          2,550                 137
495 East Locust Lane                         York, PA                               810          4,590                 237
350 Old Silver Spring Road               Mechanicsburg, PA                          510          2,890               4,226
4500 Westport Drive                      Mechanicsburg, PA                          690          3,910                 257
41 Weaver Road                              Denver, PA                              501         14,171               5,527

CHICAGO
720-730 Landwehr Road                     Northbrook, IL            (d)             521          2,982                   1
3170-3190 MacArthur Boulevard             Northbrook, IL            (d)             370          2,126                 278
20W201 101st Street                         Lemont, IL              (d)             967          5,554                 763
280-296 Palatine Road                      Wheeling, IL             (d)             305          1,735                 555
2300 Hammond Drive                        Schaumburg, IL                            442          1,241               1,036
6500 North Lincoln Avenue                 Lincolnwood, IL                           613          1,336               1,826
3600 West Pratt Avenue                    Lincolnwood, IL                         1,050          5,767                 482
917 North Shore Drive                     Lake Bluff, IL                            556          3,212                  45
6750 South Sayre Avenue                  Bedford Park, IL                           224          1,309                  76
585 Slawin Court                        Mount Prospect, IL                          611          3,505                   1
2300 Windsor Court                          Addison, IL                             688          3,943                 385
3505 Thayer Court                           Aurora, IL                              430          2,472                  17
3600 Thayer Court                           Aurora, IL                              636          3,645                 178
736-776 Industrial Drive                   Elmhurst, IL                             349          1,994                 848
480 East 14th St.                       Chicago Heights, IL                         620          3,430                 151
305-311 Era Drive                         Northbrook, IL                            200          1,154                 146
700-714 Landwehr Road                     Northbrook, IL                            357          2,052                 244
4330 South Racine Avenue                    Chicago, IL                             448          1,893                 231
13040 S. Crawford Ave.                       Alsip, IL                            1,073          6,193                  24
12241 Melrose Street                     Franklin Park, IL                          332          1,931               1,085
3150-3160 MacArthur Boulevard             Northbrook, IL            (c)             439          2,518                 111
365 North Avenue                         Carol Stream, IL           (c)           1,208          6,961                  81
2942 MacArthur Boulevard                  Northbrook, IL            (c)             315          1,803                 255
12301-12325 S Laramie Ave                    Alsip, IL                              650          3,692                 387
301 Hintz                                  Wheeling, IL                             160            905                  71
301 Alice                                  Wheeling, IL                             218          1,236                  58
410 W 169th Street                       South Holland, IL                          462          2,618                 163
1001 Commerce Court                      Buffalo Grove, IL                          615          3,485                 146
11939 S Central Avenue                       Alsip, IL                            1,208          6,843                 177
405 East Shawmut                           La Grange, IL                            368          2,083                 104
1010-50 Sesame Street                     Bensenville, IL           (h)             979          5,546                 240
5555 West 70th Place                     Bedford Park, IL                           146            829                  89
3200-3250 South St. Louis (o)               Chicago, IL                             110            625               1,007
3110-3130 South St. Louis                   Chicago, IL                             115            650                  71
7301 South Hamlin                           Chicago, IL                             149            846                 340
7401 South Pulaski                          Chicago, IL                             664          3,763                 704
3900 West 74th Street                       Chicago, IL                             137            778                 306
7501 S. Pulaski                             Chicago, IL                             360          2,038                 299
396 Fenton Lane                          West Chicago, IL                           202          1,143                  70
400 Wegner Drive                         West Chicago, IL                            65            367                  57
450 Fenton Lane                          West Chicago, IL                           195          1,106                  64
385 Fenton Lane                          West Chicago, IL                           868          4,918                 106
335 Crossroad Parkway                     Bolingbrook, IL                         1,560          8,840                 759
10435 Seymour Avenue                     Franklin Park, IL                          181          1,024                  83
905 Paramount                               Batavia, IL                             243          1,375                 308
1005 Paramount                              Batavia, IL                             282          1,600                 303
34-45 Lake Street                          Northlake, IL                            440          2,491                 216
2120-24 Roberts                            Broadview, IL                            220          1,248                 159
4309 South Morgan Street                    Chicago, IL                             750          4,150                 222
405-17 University Drive                 Arlington Hgts, IL                          265          1,468                 110
6300 W. Howard                               Niles, IL                              743          4,208                 329

CINCINNATI
9900-9970 Princeton                       Cincinnati, OH            (e)             545          3,088                 982
2940 Highland Avenue                      Cincinnati, OH            (e)           1,717          9,730                 966
4700-4750 Creek Road                      Cincinnati, OH            (e)           1,080          6,118                 390
4860 Duff Drive                           Cincinnati, OH                             67            378                  37
4866 Duff Drive                           Cincinnati, OH                             67            379                  14
4884 Duff Drive                           Cincinnati, OH                            104            591                  70
4890 Duff Drive                           Cincinnati, OH                            104            592                  27
9636-9643 Interocean Drive                Cincinnati, OH                            123            695                 108
12072 Best Place                          Springboro, OH                            426              -               3,320
901 Pleasant Valley Drive                 Springboro, OH                            304          1,721                 284
4440 Mulhauser Road                       Cincinnati, OH                          1,067             39               9,118



                                             GROSS AMOUNT CARRIED
                                          AT CLOSE OF PERIOD 12/31/99
                                  -----------------------------------------        ACCUMULATED
                                                 BUILDING AND                      DEPRECIATION   YEAR BUILT/  DEPRECIABLE
BUILDING ADDRESS                     LAND        IMPROVEMENTS       TOTAL           12/31/99      RENOVATED   LIVES (YEARS)
----------------                   ---------     ------------       -----         ------------   -----------  -------------
Fruehauf Building #6                    -           6,426           6,426                  217       1998          (v)
3380 Susquehanna Trail North          467           2,670           3,137                  189       1990          (v)
495 East Locust Lane                  838           4,799           5,637                  339       1993          (v)
350 Old Silver Spring Road            542           7,084           7,626                  335       1968          (v)
4500 Westport Drive                   727           4,130           4,857                  266       1996          (v)
41 Weaver Road                      2,532          17,667          20,199                  875       1974          (v)

CHICAGO
720-730 Landwehr Road                 521           2,983           3,504                  411       1978          (v)
3170-3190 MacArthur Boulevard         370           2,404           2,774                  359       1978          (v)
20W201 101st Street                   968           6,316           7,284                1,051       1988          (v)
280-296 Palatine Road                 310           2,285           2,595                  276       1978          (v)
2300 Hammond Drive                    444           2,275           2,719                1,335       1970          (v)
6500 North Lincoln Avenue             625           3,150           3,775                1,324     1965/88         (v)
3600 West Pratt Avenue              1,050           6,249           7,299                  916     1953/88         (v)
917 North Shore Drive                 556           3,257           3,813                  470       1974          (v)
6750 South Sayre Avenue               224           1,385           1,609                  199       1975          (v)
585 Slawin Court                      611           3,506           4,117                  482       1992          (v)
2300 Windsor Court                    696           4,320           5,016                  792       1986          (v)
3505 Thayer Court                     430           2,489           2,919                  350       1989          (v)
3600 Thayer Court                     636           3,823           4,459                  583       1989          (v)
736-776 Industrial Drive              349           2,842           3,191                  463       1975          (v)
480 East 14th St.                     620           3,581           4,201                  161       1958          (v)
305-311 Era Drive                     205           1,295           1,500                  200       1978          (v)
700-714 Landwehr Road                 357           2,296           2,653                  333       1978          (v)
4330 South Racine Avenue              468           2,104           2,572                1,346       1978          (v)
13040 S. Crawford Ave.              1,073           6,217           7,290                  828       1976          (v)
12241 Melrose Street                  469           2,879           3,348                  398       1969          (v)
3150-3160 MacArthur Boulevard         429           2,639           3,068                  368       1978          (v)
365 North Avenue                    1,208           7,042           8,250                  924       1969          (v)
2942 MacArthur Boulevard              311           2,062           2,373                  309       1979          (v)
12301-12325 S Laramie Ave             659           4,070           4,729                  413       1975          (v)
301 Hintz                             167             969           1,136                   96       1960          (v)
301 Alice                             225           1,287           1,512                  128       1965          (v)
410 W 169th Street                    476           2,767           3,243                  264       1974          (v)
1001 Commerce Court                   629           3,617           4,246                  262       1989          (v)
11939 S Central Avenue              1,229           6,999           8,228                  471       1972          (v)
405 East Shawmut                      379           2,176           2,555                  140       1965          (v)
1010-50 Sesame Street               1,003           5,762           6,765                  322       1976          (v)
5555 West 70th Place                  157             907           1,064                   50       1973          (v)
3200-3250 South St. Louis (o)         116           1,626           1,742                  175       1968          (v)
3110-3130 South St. Louis             120             716             836                   40       1968          (v)
7301 South Hamlin                     154           1,181           1,335                   64       1975          (v)
7401 South Pulaski                    685           4,446           5,131                  259       1975          (v)
3900 West 74th Street                 142           1,079           1,221                   72       1975          (v)
7501 S. Pulaski                       326           2,371           2,697                  132       1975          (v)
396 Fenton Lane                       205           1,210           1,415                   62       1987          (v)
400 Wegner Drive                       67             422             489                   25       1988          (v)
450 Fenton Lane                       198           1,167           1,365                   58       1990          (v)
385 Fenton Lane                       878           5,014           5,892                  250       1990          (v)
335 Crossroad Parkway               1,587           9,572          11,159                  467       1996          (v)
10435 Seymour Avenue                  189           1,099           1,288                   54       1967          (v)
905 Paramount                         250           1,676           1,926                   76       1977          (v)
1005 Paramount                        291           1,894           2,185                   88       1978          (v)
34-45 Lake Street                     452           2,695           3,147                  129       1978          (v)
2120-24 Roberts                       227           1,400           1,627                   72       1960          (v)
4309 South Morgan Street              778           4,344           5,122                  198       1975          (v)
405-17 University Drive               266           1,577           1,843                   63       1977          (v)
6300 W. Howard                        789           4,491           5,280                  399    1956/1964        (v)

CINCINNATI
9900-9970 Princeton                   566           4,049           4,615                  402       1970          (v)
2940 Highland Avenue                1,772          10,641          12,413                1,095    1969/1974        (v)
4700-4750 Creek Road                1,109           6,479           7,588                  613       1960          (v)
4860 Duff Drive                        68             414             482                   31       1979          (v)
4866 Duff Drive                        68             392             460                   30       1979          (v)
4884 Duff Drive                       107             658             765                   50       1979          (v)
4890 Duff Drive                       107             616             723                   50       1979          (v)
9636-9643 Interocean Drive            125             801             926                   80       1983          (v)
12072 Best Place                      443           3,303           3,746                  175       1984          (v)
901 Pleasant Valley Drive             313           1,996           2,309                  103       1984          (v)
4440 Mulhauser Road                 1,113           9,111          10,224                  100       1999          (v)

                                                                                                                 COSTS
                                                                                        (b)                  CAPITALIZED
                                                                                    INITIAL COST            SUBSEQUENT TO
                                             LOCATION               (a)        -----------------------       ACQUISITION
BUILDING ADDRESS                           (CITY/STATE)         ENCUMBRANCES    LAND        BUILDINGS        OR COMPLETION
----------------                           ------------         ------------   ------      -----------       -------------
CLEVELAND
6675 Parkland Blvd                         Cleveland, OH                            548          3,103              173
21510-21600 Alexander Road (p)              Oakwood, OH                             509          2,883              171
5405 & 5505 Valley Belt Road  (o)        Independence, OH                           371          2,101              201
10145 Philipp Parkway                     Streetsboro, OH                           334          1,891               59
4410 Hamann                               Willoughby, OH                            138            782               82

COLUMBUS
6911 Americana Parkway                     Columbus, OH                             314          1,777              144
3800 Lockbourne Industrial Parkway         Columbus, OH                           1,087          6,162              220
3880 Groveport Road                        Columbus, OH                           2,145         12,154              460
1819 North Walcutt Road                    Columbus, OH                             810          4,590              226
4300 Cemetery Road                         Hilliard, OH                           1,103          6,248              215
4115 Leap Road (o)                         Hilliard, OH                             758          4,297              104
3300 Lockbourne                            Columbus, OH                             708          3,920               87

DALLAS
1275-1281 Roundtable Drive                  Dallas, TX                              148            839             (111)
2406-2416 Walnut Ridge                      Dallas, TX                              178          1,006               44
12750 Perimiter Drive                       Dallas, TX                              638          3,618              185
1324-1343 Roundtable Drive                  Dallas, TX                              178          1,006              271
1405-1409 Avenue II East                 Grand Prairie, TX                          118            671              (51)
2651-2677 Manana                            Dallas, TX                              266          1,510               75
2401-2419 Walnut Ridge                      Dallas, TX                              148            839               38
4248-4252 Simonton                       Farmers Ranch, TX                          888          5,032              323
900-906 Great Southwest Pkwy               Arlington, TX                            237          1,342              229
2179 Shiloh Road                            Garland, TX                             251          1,424               47
2159 Shiloh Road                            Garland, TX                             108            610               27
2701 Shiloh Road                            Garland, TX                             818          4,636              768
12784 Perimeter Drive (p)                   Dallas, TX                              350          1,986              341
3000 West Commerce                          Dallas, TX                              456          2,584              126
3030 Hansboro                               Dallas, TX                              266          1,510              146
5222 Cockrell Hill                          Dallas, TX                              296          1,677               79
405-407 113th                              Arlington, TX                            181          1,026               33
816 111th Street                           Arlington, TX                            251          1,421               62
1017-25 Jacksboro Highway                 Fort Worth, TX                             97            537               75
7341 Dogwwod Park                       Richland Hills, TX                           79            435               40
7427 Dogwwod Park                       Richland Hills, TX                           96            532               50
7348-54 Tower Street                    Richland Hills, TX                           88            489               45
7370 Dogwwod Park                       Richland Hills, TX                           91            503               44
7339-41 Tower Street                    Richland Hills, TX                           98            541               46
7437-45 Tower Street                    Richland Hills, TX                          102            563               48
7331-59 Airport Freeway                 Richland Hills, TX                          354          1,958              151
7338-60 Dogwwod Park                    Richland Hills, TX                          106            587               53
7450-70 Dogwwod Park                    Richland Hills, TX                          106            584               51
7423-49 Airport Freeway                 Richland Hills, TX                          293          1,621              161
7400 Whitehall Street                   Richland Hills, TX                          109            603               51

DAYTON
6094-6104 Executive Blvd                    Dayton, OH                              181          1,025               62
6202-6220 Executive Blvd                    Dayton, OH                              268          1,521              116
6268-6294 Executive Blvd                    Dayton, OH                              255          1,444              127
5749-5753 Executive Blvd                    Dayton, OH                               50            282               85
6230-6266 Executive Blvd                    Dayton, OH                              271          1,534              178
2200-2224 Sandridge Road                    Moriane, OH                             218          1,233              113
8119-8137 Uehling Lane                      Dayton, OH                              103            572               23

DENVER
7100 North Broadway - 1                     Denver, CO                              201          1,141              223
7100 North Broadway - 2                     Denver, CO                              203          1,150              196
7100 North Broadway - 3                     Denver, CO                              139            787               66
7100 North Broadway - 5                     Denver, CO                              180          1,018               71
7100 North Broadway - 6                     Denver, CO                              269          1,526              110
20100 East 32nd Avenue Parkway              Aurora, CO                              333          1,888              304
15700-15820 West 6th Avenue                 Golden, Co                              333          1,887               59
15850-15884 West 6th Avenue                 Golden, Co                              201          1,139               30
5454 Washington                             Denver, CO                              154            873               60
5801 West 6th Avenue                       Lakewood, CO                              72            409                8
5805 West 6th Avenue                       Lakewood, CO                              97            549               53
5815 West 6th Avenue                       Lakewood, CO                              99            560               10
5825 West 6th Avenue                       Lakewood, CO                              99            559               39
5835 West 6th Avenue                       Lakewood, CO                              97            552               11
525 East 70th Street                        Denver, CO                               68            384                8
565 East 70th Street                        Denver, CO                              169            960               46
605 East 70th Street                        Denver, CO                              192          1,089               64

                                             GROSS AMOUNT CARRIED
                                          AT CLOSE OF PERIOD 12/31/99
                                  -----------------------------------------        ACCUMULATED
                                                 BUILDING AND                      DEPRECIATION  YEAR BUILT/  DEPRECIABLE
                                     LAND        IMPROVEMENTS       TOTAL           12/31/99     RENOVATED   LIVES (YEARS)
                                   ---------     ------------       -----         ------------   ----------- -------------
CLEVELAND
6675 Parkland Blvd                      571           3,253           3,824              264       1991          (v)
21510-21600 Alexander Road (p)          526           3,037           3,563              178       1985          (v)
5405 & 5505 Valley Belt Road  (o)       385           2,288           2,673              143       1983          (v)
10145 Philipp Parkway                   342           1,942           2,284              109       1994          (v)
4410 Hamann                             154             848           1,002               47       1975          (v)

COLUMBUS
6911 Americana Parkway                  321           1,914           2,235              192       1980          (v)
3800 Lockbourne Industrial Parkway    1,109           6,360           7,469              544       1986          (v)
3880 Groveport Road                   2,165          12,594          14,759            1,119       1986          (v)
1819 North Walcutt Road                 831           4,795           5,626              329       1973          (v)
4300 Cemetery Road                    1,160           6,406           7,566              332       1968          (v)
4115 Leap Road (o)                      772           4,387           5,159              192       1977          (v)
3300 Lockbourne                         709           4,006           4,715              174       1964          (v)

DALLAS
1275-1281 Roundtable Drive              117             759             876               45       1966          (v)
2406-2416 Walnut Ridge                  183           1,045           1,228               54       1978          (v)
12750 Perimiter Drive                   660           3,781           4,441              202       1979          (v)
1324-1343 Roundtable Drive              184           1,271           1,455               65       1972          (v)
1405-1409 Avenue II East                 98             640             738               38       1969          (v)
2651-2677 Manana                        275           1,576           1,851               83       1966          (v)
2401-2419 Walnut Ridge                  153             872           1,025               45       1978          (v)
4248-4252 Simonton                      920           5,323           6,243              273       1973          (v)
900-906 Great Southwest Pkwy            270           1,538           1,808               73       1972          (v)
2179 Shiloh Road                        256           1,466           1,722               76       1982          (v)
2159 Shiloh Road                        110             635             745               33       1982          (v)
2701 Shiloh Road                        923           5,299           6,222              280       1981          (v)
12784 Perimeter Drive (p)               396           2,281           2,677              112       1981          (v)
3000 West Commerce                      469           2,697           3,166              140       1980          (v)
3030 Hansboro                           276           1,646           1,922               84       1971          (v)
5222 Cockrell Hill                      306           1,746           2,052               91       1973          (v)
405-407 113th                           185           1,055           1,240               55       1969          (v)
816 111th Street                        258           1,476           1,734               77       1972          (v)
1017-25 Jacksboro Highway               103             606             709               17       1970          (v)
7341 Dogwwod Park                        84             470             554               13       1973          (v)
7427 Dogwwod Park                       102             576             678               17       1973          (v)
7348-54 Tower Street                     94             528             622               15       1978          (v)
7370 Dogwwod Park                        96             542             638               16       1987          (v)
7339-41 Tower Street                    104             581             685               17       1980          (v)
7437-45 Tower Street                    108             605             713               17       1977          (v)
7331-59 Airport Freeway                 372           2,091           2,463               61       1987          (v)
7338-60 Dogwwod Park                    112             634             746               18       1978          (v)
7450-70 Dogwwod Park                    112             629             741               19       1985          (v)
7423-49 Airport Freeway                 308           1,767           2,075               50       1985          (v)
7400 Whitehall Street                   115             648             763               19       1994          (v)

DAYTON
6094-6104 Executive Blvd                187           1,081           1,268               97       1975          (v)
6202-6220 Executive Blvd                275           1,630           1,905              146       1976          (v)
6268-6294 Executive Blvd                262           1,564           1,826              145       1989          (v)
5749-5753 Executive Blvd                 53             364             417               47       1975          (v)
6230-6266 Executive Blvd                281           1,702           1,983              150       1979          (v)
2200-2224 Sandridge Road                226           1,338           1,564               96       1983          (v)
8119-8137 Uehling Lane                  105             593             698               18       1978          (v)

DENVER
7100 North Broadway - 1                 215           1,350           1,565               93       1978          (v)
7100 North Broadway - 2                 204           1,345           1,549               81       1978          (v)
7100 North Broadway - 3                 140             852             992               57       1978          (v)
7100 North Broadway - 5                 178           1,091           1,269               91       1978          (v)
7100 North Broadway - 6                 271           1,634           1,905              112       1978          (v)
20100 East 32nd Avenue Parkway          336           2,189           2,525              236       1997          (v)
15700-15820 West 6th Avenue             337           1,942           2,279              112       1978          (v)
15850-15884 West 6th Avenue             206           1,164           1,370               67       1978          (v)
5454 Washington                         156             931           1,087               62       1985          (v)
5801 West 6th Avenue                     72             417             489               25       1980          (v)
5805 West 6th Avenue                     99             600             699               39       1980          (v)
5815 West 6th Avenue                     99             570             669               32       1980          (v)
5825 West 6th Avenue                     99             598             697               35       1980          (v)
5835 West 6th Avenue                     98             562             660               32       1980          (v)
525 East 70th Street                     69             391             460               22       1985          (v)
565 East 70th Street                    171           1,004           1,175               60       1985          (v)
605 East 70th Street                    194           1,151           1,345               69       1985          (v)

                                                                                                                COSTS
                                                                                        (b)                  CAPITALIZED
                                                                                    INITIAL COST            SUBSEQUENT TO
                                             LOCATION               (a)       -----------------------        ACQUISITION
BUILDING ADDRESS                           (CITY/STATE)         ENCUMBRANCES   LAND        BUILDINGS        OR COMPLETION
----------------                           ------------         ------------  ------      -----------       -------------
625 East 70th Street                        Denver, CO                         136             768                31
665 East 70th Street                        Denver, CO                         136             768                35
700 West 48th Street                        Denver, CO                         302           1,711                83
702 West 48th Street                        Denver, CO                         135             763               101
800 East 73rd                               Denver, CO                         225           1,273                61
850 East 73rd                               Denver, CO                         177           1,005                50
6425 North Washington                       Denver, CO                         374           2,118                98
3370 North Peoria Street                    Aurora, CO                         163             924               152
3390 North Peoria Street                    Aurora, CO                         145             822                37
3508-3538 North Peoria Street               Aurora, CO                         260           1,472                63
3568 North Peoria Street                    Aurora, CO                         222           1,260                66
4785 Elati                                  Denver, CO                         173             981                86
4770 Fox Street                             Denver, CO                         132             750                36
1550 W. Evans                               Denver, CO                         388           2,200               115
3751-71 Revere Street                       Denver, CO                         262           1,486                72
3871 Revere                                 Denver, CO                         361           2,047                58
5454 Havana Street                          Denver, CO                         204           1,156                25
5500 Havana Street                          Denver, CO                         167             946                20
4570 Ivy Street                             Denver, CO                         219           1,239               122
5855 Stapleton Drive North                  Denver, CO                         288           1,630                37
5885 Stapleton Drive North                  Denver, CO                         376           2,129                57
5200-5280 North Broadway                    Denver, CO                         169             960                97
5977-5995 North Broadway                    Denver, CO                         268           1,518                40
2952-5978 North Broadway                    Denver, CO                         414           2,346                79
6400 North Broadway                         Denver, CO                         318           1,804                73
875 Parfer Street                          Lakewood, CO                        288           1,633                82
4721 Ironton Street                         Denver, CO                         232           1,313                37
833 Parfer Street                          Lakewood, CO                        196           1,112                39
11005 West 8th Avenue                      Lakewood, CO                        102             580                23
7100 North Broadway - 7                     Denver, CO                         215           1,221               108
7100 North Broadway - 8                     Denver, CO                          79             448                55
6804 East 48th Avenue                       Denver, CO                         253           1,435                64
445 Bryant Street                           Denver, CO                       1,831          10,219               200
East 47th Drive - A                         Denver, CO                         474           2,689                83
7025 South Revere Parkway                   Denver, CO                         558           3,177               169
9500 West 49th Street - A                 Wheatridge, CO                       283           1,625                20
9500 West 49th Street - B                 Wheatridge, CO                       225           1,272                16
9500 West 49th Street - C                 Wheatridge, CO                       602           3,409                17
9500 West 49th Street - D                 Wheatridge, CO                       271           1,537               115
8100 South Park Way - A                    Littleton, CO                       442           2,507               238
8100 South Park Way - B                    Littleton, CO                       103             582               138
8100 South Park Way - C                    Littleton, CO                       568           3,219                62
451-591 East 124th Avenue                  Littleton, CO                       386           2,188                41
14100 East Jewell                           Aurora, CO                         395           2,240               135
14190 East Jewell                           Aurora, CO                         199           1,126               125
608 Garrison Street                        Lakewood, CO                        265           1,501               206
610 Garrison Street                        Lakewood, CO                        264           1,494               220
1111 West Evans (A&C)                       Denver, CO                         233           1,321                34
1111 West Evans (B)                         Denver, CO                          30             169                 3
15000 West 6th Avenue                       Golden, Co                         913           5,174               155
14998 West 6th Avenue Bldg E                Golden, Co                         565           3,199                81
14998 West 6th Avenue Bldg F               Englewood, CO                       269           1,525               150
12503 East Euclid Drive                     Denver, CO                       1,219           6,905               264
6547 South Racine Circle                    Denver, CO                         748           4,241               286
7800 East Iliff Avenue                      Denver, CO                         196           1,110                29
2369 South Trenton Way                      Denver, CO                         292           1,656                78
2370 South Trenton Way                      Denver, CO                         200           1,132               103
2422 S. Trenton Way                         Denver, CO                         241           1,364                83
2452 South Trenton Way                      Denver, CO                         421           2,386                64
651 Topeka Way                              Denver, CO                         194           1,099                24
680 Atchinson Way                           Denver, CO                         194           1,099                30
8122 South Park Lane - A                   Littleton, CO                       394           2,232               168
8122 South Park Lane - B                   Littleton, CO                       186           1,054                43
1600 South Abilene                          Aurora, CO                         465           2,633                75
1620 South Abilene                          Aurora, CO                         268           1,520               108
1640 South Abilene                          Aurora, CO                         368           2,085                76
13900 East Florida Ave                      Aurora, CO                         189           1,071                36
4301 South Federal Boulevard               Englewood, CO                       237           1,341                67
14401-14492 East 33rd Place                 Aurora, CO                         445           2,519               246
11701 East 53rd Avenue                      Denver, CO                         416           2,355                56
5401 Oswego Street                          Denver, CO                         273           1,547               101
3811 Joliet                                 Denver, CO                         735           4,166                92
2630 West 2nd Avenue                        Denver, CO                          53             299                 4
2650 West 2nd Avenue                        Denver, CO                         221           1,252                26
14818 West 6th Avenue Bldg A                Golden, Co                         494           2,799               259

                                        GROSS AMOUNT CARRIED
                                    AT CLOSE OF PERIOD 12/31/99
                             -----------------------------------------        ACCUMULATED
                                            BUILDING AND                      DEPRECIATION  YEAR BUILT/  DEPRECIABLE
                                LAND        IMPROVEMENTS       TOTAL           12/31/99     RENOVATED   LIVES (YEARS)
                              ---------     ------------       -----         ------------   ----------- -------------
625 East 70th Street             137             798             935                   47       1985          (v)
665 East 70th Street             137             802             939                   48       1985          (v)
700 West 48th Street             307           1,789           2,096                  105       1984          (v)
702 West 48th Street             139             860             999                   72       1984          (v)
800 East 73rd                    223           1,336           1,559                   77       1984          (v)
850 East 73rd                    177           1,055           1,232                   59       1984          (v)
6425 North Washington            383           2,207           2,590                  112       1983          (v)
3370 North Peoria Street         163           1,076           1,239                   85       1978          (v)
3390 North Peoria Street         147             857           1,004                   51       1978          (v)
3508-3538 North Peoria Street    264           1,531           1,795                   95       1978          (v)
3568 North Peoria Street         225           1,323           1,548                   91       1978          (v)
4785 Elati                       175           1,065           1,240                   60       1972          (v)
4770 Fox Street                  134             784             918                   44       1972          (v)
1550 W. Evans                    393           2,310           2,703                  130       1975          (v)
3751-71 Revere Street            267           1,553           1,820                   89       1980          (v)
3871 Revere                      368           2,098           2,466                  118       1980          (v)
5454 Havana Street               207           1,178           1,385                   66       1980          (v)
5500 Havana Street               169             964           1,133                   54       1980          (v)
4570 Ivy Street                  221           1,359           1,580                   76       1985          (v)
5855 Stapleton Drive North       290           1,665           1,955                   96       1985          (v)
5885 Stapleton Drive North       381           2,181           2,562                  122       1985          (v)
5200-5280 North Broadway         171           1,055           1,226                   64       1977          (v)
5977-5995 North Broadway         271           1,555           1,826                   90       1978          (v)
2952-5978 North Broadway         422           2,417           2,839                  136       1978          (v)
6400 North Broadway              325           1,870           2,195                  104       1982          (v)
875 Parfer Street                293           1,710           2,003                   94       1975          (v)
4721 Ironton Street              236           1,346           1,582                   75       1969          (v)
833 Parfer Street                199           1,148           1,347                   64       1974          (v)
11005 West 8th Avenue            104             601             705                   33       1974          (v)
7100 North Broadway - 7          217           1,327           1,544                   84       1985          (v)
7100 North Broadway - 8           80             502             582                   27       1985          (v)
6804 East 48th Avenue            256           1,496           1,752                   83       1973          (v)
445 Bryant Street              1,829          10,421          12,250                  436       1960          (v)
East 47th Drive - A              441           2,805           3,246                  201       1997          (v)
7025 South Revere Parkway        565           3,339           3,904                  268       1997          (v)
9500 West 49th Street - A        286           1,642           1,928                  132       1997          (v)
9500 West 49th Street - B        226           1,287           1,513                   76       1997          (v)
9500 West 49th Street - C        600           3,428           4,028                  206       1997          (v)
9500 West 49th Street - D        246           1,677           1,923                   98       1997          (v)
8100 South Park Way - A          422           2,765           3,187                  230       1997          (v)
8100 South Park Way - B          104             719             823                   88       1984          (v)
8100 South Park Way - C          575           3,274           3,849                  184       1984          (v)
451-591 East 124th Avenue        391           2,224           2,615                  125       1979          (v)
14100 East Jewell                401           2,369           2,770                  132       1980          (v)
14190 East Jewell                201           1,249           1,450                   68       1980          (v)
608 Garrison Street              267           1,705           1,972                   97       1984          (v)
610 Garrison Street              265           1,713           1,978                   92       1984          (v)
1111 West Evans (A&C)            236           1,352           1,588                   77       1986          (v)
1111 West Evans (B)               30             172             202                   10       1986          (v)
15000 West 6th Avenue            917           5,325           6,242                  311       1985          (v)
14998 West 6th Avenue Bldg E     568           3,277           3,845                  192       1995          (v)
14998 West 6th Avenue Bldg F     271           1,673           1,944                  107       1995          (v)
12503 East Euclid Drive        1,229           7,159           8,388                  401       1986          (v)
6547 South Racine Circle         753           4,522           5,275                  296       1996          (v)
7800 East Iliff Avenue           198           1,137           1,335                   67       1983          (v)
2369 South Trenton Way           294           1,732           2,026                   96       1983          (v)
2370 South Trenton Way           201           1,234           1,435                   78       1983          (v)
2422 S. Trenton Way              243           1,445           1,688                   81       1983          (v)
2452 South Trenton Way           426           2,445           2,871                  142       1983          (v)
651 Topeka Way                   197           1,120           1,317                   56       1985          (v)
680 Atchinson Way                197           1,126           1,323                   55       1985          (v)
8122 South Park Lane - A         398           2,396           2,794                  142       1986          (v)
8122 South Park Lane - B         188           1,095           1,283                   62       1986          (v)
1600 South Abilene               470           2,703           3,173                  153       1986          (v)
1620 South Abilene               270           1,626           1,896                   97       1986          (v)
1640 South Abilene               371           2,158           2,529                  121       1986          (v)
13900 East Florida Ave           190           1,106           1,296                   62       1986          (v)
4301 South Federal Boulevard     239           1,406           1,645                   88       1997          (v)
14401-14492 East 33rd Place      452           2,758           3,210                  152       1979          (v)
11701 East 53rd Avenue           422           2,405           2,827                  135       1985          (v)
5401 Oswego Street               278           1,643           1,921                  100       1985          (v)
3811 Joliet                      746           4,247           4,993                  107       1977          (v)
2630 West 2nd Avenue              53             303             356                   17       1970          (v)
2650 West 2nd Avenue             223           1,276           1,499                   74       1970          (v)
14818 West 6th Avenue Bldg A     490           3,062           3,552                  192       1985          (v)

                                                                                                                COSTS
                                                                                        (b)                  CAPITALIZED
                                                                                    INITIAL COST            SUBSEQUENT TO
                                             LOCATION               (a)       -----------------------        ACQUISITION
BUILDING ADDRESS                           (CITY/STATE)         ENCUMBRANCES   LAND        BUILDINGS        OR COMPLETION
----------------                           ------------         ------------  ------      -----------       -------------
14828 West 6th Avenue Bldg B                Golden, Co                              519          2,942                 170
12055 E. 49th Ave/4955 Peoria               Denver, CO                              298          1,688                 186
4940-4950 Paris                             Denver, CO                              152            861                  33
4970 Paris                                  Denver, CO                               95            537                  12
5010 Paril                                  Denver, CO                               89            505                  13
7367 South Revere Parkway                  Englewood, CO                            926          5,124                 158
10311 W. Hampden Ave                       Lakewood, CO                             577          2,984                  75

DES MOINES
1500 East Washington Avenue               Des Moines, IA                            610          4,251                 778
1600 East Washington Avenue               Des Moines, IA                            209          1,557                 171
4121 McDonald Avenue                      Des Moines, IA                            390          2,931                 301
4141 McDonald Avenue                      Des Moines, IA                            706          5,518                 644
4161 McDonald Avenue                      Des Moines, IA                            389          3,046                 864
5701 NE 17th Street                       Des Moines, IA                            162            918                 130
3100 Justin                               Des Moines, IA                            139            772                  38
3101 104th St.                            Des Moines, IA                            142            788                  35
3051 104th St.                            Des Moines, IA                             70            388                  55
2250 Delaware Ave.                        Des Moines, IA                            291          1,609                 151

DETROIT
2654 Elliott                                 Troy, MI               (d)              57            334                  82
1731 Thorncroft                              Troy, MI               (d)             331          1,904                  25
1653 E. Maple                                Troy, MI               (d)             192          1,104                 102
47461 Clipper                              Plymouth, MI             (d)             122            723                 106
47522 Galleon                              Plymouth, MI             (d)              85            496                  11
4150 Varsity Drive                         Ann Arbor, MI            (d)             168            969                  12
1330 Crooks Road                            Clawson, MI             (d)             234          1,348                  15
238 Executive Drive                          Troy, MI                                52            173                 427
256 Executive Drive                          Troy, MI                                44            146                 442
301 Executive Drive                          Troy, MI                                71            293                 614
449 Executive Drive                          Troy, MI                               125            425                 834
501 Executive Drive                          Troy, MI                                71            236                 641
451 Robbins Drive                            Troy, MI                                96            448                 980
700 Stephenson Highway                       Troy, MI                               250            854               1,382
800 Stephenson Highway                       Troy, MI                               558          2,341               2,203
1150 Stephenson Highway                      Troy, MI                               178            966                 313
1200 Stephenson Highway                      Troy, MI                               246          1,115                 633
1035 Crooks Road                             Troy, MI                               114            414                 543
1095 Crooks Road                             Troy, MI                               331          1,017                 943
1416 Meijer Drive                            Troy, MI                                94            394                 390
1624 Meijer Drive                            Troy, MI                               236          1,406                 796
1972 Meijer Drive                            Troy, MI                               315          1,301                 721
2112 Meijer Drive                            Troy, MI                               141            714                 657
1621 Northwood Drive                         Troy, MI                                85            351               1,039
1707 Northwood Drive                         Troy, MI                                95            262               1,154
1749 Northwood Drive                         Troy, MI                               107            477                 464
1788 Northwood Drive                         Troy, MI                                50            196                 461
1821 Northwood Drive                         Troy, MI                               132            523                 743
1826 Northwood Drive                         Troy, MI                                55            208                 394
1864 Northwood Drive                         Troy, MI                                57            190                 441
1921 Northwood Drive                         Troy, MI                               135            589               1,161
2230 Elliott Avenue                          Troy, MI                                46            174                 418
2237 Elliott Avenue                          Troy, MI                                48            159                 418
2277 Elliott Avenue                          Troy, MI                                48            188                 438
2291 Elliott Avenue                          Troy, MI                                52            209                 353
2451 Elliott Avenue                          Troy, MI                                78            319                 839
2730 Research Drive                     Rochester Hills, MI                         915          4,215                 717
2791 Research Drive                     Rochester Hills, MI                         557          2,731                 288
2871 Research Drive                     Rochester Hills, MI                         324          1,487                 266
2911 Research Drive                     Rochester Hills, MI                         505          2,136                 397
3011 Research Drive                     Rochester Hills, MI                         457          2,104                 349
2870 Technology Drive                   Rochester Hills, MI                         275          1,262                 231
2890 Technology Drive                   Rochester Hills, MI                         199            902                 205
2900 Technology Drive                   Rochester Hills, MI                         214            977                 492
2920 Technology Drive                   Rochester Hills, MI                         149            671                 154
2930 Technology Drive                   Rochester Hills, MI                         131            594                 381
2950 Technology Drive                   Rochester Hills, MI                         178            819                 255
2960 Technology Drive                   Rochester Hills, MI                         281          1,277                 239
23014 Commerce Drive                   Farmington Hills, MI                          39            203                 193
23028 Commerce Drive                   Farmington Hills, MI                          98            507                 365
23035 Commerce Drive                   Farmington Hills, MI                          71            355                 178
23042 Commerce Drive                   Farmintgon Hills, MI                          67            277                 331
23065 Commerce Drive                   Farmington Hills, MI                          71            408                 193
23070 Commerce Drive                   Farmington Hills, MI                         112            442                 659


                                            GROSS AMOUNT CARRIED
                                         AT CLOSE OF PERIOD 12/31/99
                                 -----------------------------------------     ACCUMULATED
                                               BUILDING AND                    DEPRECIATION  YEAR BUILT/  DEPRECIABLE
BUILDING ADDRESS                   LAND        IMPROVEMENTS        TOTAL         12/31/99     RENOVATED  LIVES (YEARS)
----------------                 ---------     ------------        -----       ------------ -----------  -------------
14828 West 6th Avenue Bldg B          523           3,108           3,631            198       1985          (v)
12055 E. 49th Ave/4955 Peoria         302           1,870           2,172            102       1984          (v)
4940-4950 Paris                       154             892           1,046             44       1984          (v)
4970 Paris                             96             548             644             27       1984          (v)
5010 Paril                             91             516             607             26       1984          (v)
7367 South Revere Parkway             934           5,274           6,208            253       1997          (v)
10311 W. Hampden Ave                  578           3,058           3,636             30       1999          (v)

DES MOINES
1500 East Washington Avenue           623           5,016           5,639            866       1987          (v)
1600 East Washington Avenue           221           1,716           1,937            248       1987          (v)
4121 McDonald Avenue                  416           3,206           3,622            462       1977          (v)
4141 McDonald Avenue                  787           6,081           6,868            879       1976          (v)
4161 McDonald Avenue                  499           3,800           4,299            610       1979          (v)
5701 NE 17th Street                   175           1,035           1,210             66       1968          (v)
3100 Justin                           140             809             949             35       1970          (v)
3101 104th St.                        143             822             965             35       1970          (v)
3051 104th St.                         70             443             513             23       1993          (v)
2250 Delaware Ave.                    293           1,758           2,051             67       1975          (v)

DETROIT
2654 Elliott                           57             416             473             70       1986          (v)
1731 Thorncroft                       331           1,929           2,260            259       1969          (v)
1653 E. Maple                         192           1,206           1,398            237       1990          (v)
47461 Clipper                         122             829             951            187       1992          (v)
47522 Galleon                          85             507             592             67       1990          (v)
4150 Varsity Drive                    168             981           1,149            131       1986          (v)
1330 Crooks Road                      234           1,363           1,597            183       1960          (v)
238 Executive Drive                   100             552             652            301       1973          (v)
256 Executive Drive                    85             547             632            244       1974          (v)
301 Executive Drive                   133             845             978            388       1974          (v)
449 Executive Drive                   218           1,166           1,384            595       1975          (v)
501 Executive Drive                   129             819             948            272       1984          (v)
451 Robbins Drive                     192           1,332           1,524            604       1975          (v)
700 Stephenson Highway                386           2,100           2,486            948       1978          (v)
800 Stephenson Highway                654           4,448           5,102          1,844       1979          (v)
1150 Stephenson Highway               200           1,257           1,457            520       1982          (v)
1200 Stephenson Highway               284           1,710           1,994            762       1980          (v)
1035 Crooks Road                      143             928           1,071            423       1980          (v)
1095 Crooks Road                      360           1,931           2,291            775       1986          (v)
1416 Meijer Drive                     121             757             878            319       1980          (v)
1624 Meijer Drive                     373           2,065           2,438            876       1984          (v)
1972 Meijer Drive                     372           1,965           2,337            764       1985          (v)
2112 Meijer Drive                     229           1,283           1,512            572       1980          (v)
1621 Northwood Drive                  215           1,260           1,475            686       1977          (v)
1707 Northwood Drive                  239           1,272           1,511            534       1983          (v)
1749 Northwood Drive                  164             884           1,048            447       1977          (v)
1788 Northwood Drive                  103             604             707            307       1977          (v)
1821 Northwood Drive                  220           1,178           1,398            594       1977          (v)
1826 Northwood Drive                  103             554             657            276       1977          (v)
1864 Northwood Drive                  107             581             688            291       1977          (v)
1921 Northwood Drive                  291           1,594           1,885            839       1977          (v)
2230 Elliott Avenue                    95             543             638            293       1974          (v)
2237 Elliott Avenue                    90             535             625            266       1974          (v)
2277 Elliott Avenue                   104             570             674            284       1975          (v)
2291 Elliott Avenue                    86             528             614            276       1974          (v)
2451 Elliott Avenue                   164           1,072           1,236            508       1974          (v)
2730 Research Drive                   903           4,944           5,847          1,826       1988          (v)
2791 Research Drive                   560           3,016           3,576          1,089       1991          (v)
2871 Research Drive                   327           1,750           2,077            631       1991          (v)
2911 Research Drive                   504           2,534           3,038            932       1992          (v)
3011 Research Drive                   457           2,453           2,910            930       1988          (v)
2870 Technology Drive                 279           1,489           1,768            564       1988          (v)
2890 Technology Drive                 206           1,100           1,306            394       1991          (v)
2900 Technology Drive                 219           1,464           1,683            592       1992          (v)
2920 Technology Drive                 153             821             974            286       1992          (v)
2930 Technology Drive                 138             968           1,106            334       1991          (v)
2950 Technology Drive                 185           1,067           1,252            403       1991          (v)
2960 Technology Drive                 283           1,514           1,797            546       1992          (v)
23014 Commerce Drive                   56             379             435            126       1983          (v)
23028 Commerce Drive                  125             845             970            367       1983          (v)
23035 Commerce Drive                   93             511             604            208       1983          (v)
23042 Commerce Drive                   89             586             675            249       1983          (v)
23065 Commerce Drive                   93             579             672            214       1983          (v)
23070 Commerce Drive                  125           1,088           1,213            412       1983          (v)


                                                                                                                COSTS
                                                                                        (b)                  CAPITALIZED
                                                                                    INITIAL COST            SUBSEQUENT TO
                                             LOCATION               (a)       -----------------------        ACQUISITION
BUILDING ADDRESS                           (CITY/STATE)         ENCUMBRANCES   LAND        BUILDINGS        OR COMPLETION
----------------                           ------------         ------------  ------      -----------       -------------
23079 Commerce Drive                   Farmington Hills, MI                        68            301                 216
23093 Commerce Drive                   Farmington Hills, MI                       211          1,024                 787
23135 Commerce Drive                   Farmington Hills, MI                       146            701                 227
23149 Commerce Drive                   Farmington Hills, MI                       266          1,005                 461
23163 Commerce Drive                   Farmington Hills, MI                       111            513                 315
23177 Commerce Drive                   Farmington Hills, MI                       175          1,007                 652
23206 Commerce Drive                   Farmington Hills, MI                       125            531                 625
23290 Commerce Drive                   Farmington Hills, MI                       124            707                 640
23370 Commerce Drive                   Farmington Hills, MI                        59            233                 164
24492 Indoplex Circle                  Farmington Hills, MI                        67            370                 950
24528 Indoplex Circle                  Farmington Hills, MI                        91            536               1,091
21477 Bridge Street                       Southfield, MI                          244          1,386                 264
2965 Technology Drive                   Rochester Hills, MI         (c)           964          2,277                 111
1451 Lincoln Avenue                         Madison, MI             (c)           299          1,703                 440
4400 Purks Drive                         Auburn Hills, MI           (c)           602          3,410               2,687
4177A Varsity Drive                        Ann Arbor, MI            (c)            90            536                  80
6515 Cobb Drive                        Sterling Heights, MI         (c)           305          1,753                 177
32450 N Avis Drive                      Madison Heights, MI                       281          1,590                 169
32200 N Avis Drive                      Madison Heights, MI                       408          2,311                 156
11813 Hubbard                               Livonia, MI                           177          1,001                  42
11866 Hubbard                               Livonia, MI                           189          1,073                  29
12050-12300 Hubbard  (o)                    Livonia, MI                           425          2,410                 332
38200 Plymouth Road                         Livonia, MI                         1,215              -               4,753
38220 Plymouth Road                         Livonia, MI                           756              -               5,385
38300 Plymouth Road                         Livonia, MI                           729              -               4,803
12707 Eckles Road                      Plymouth Township, MI                      255          1,445                 110
9300-9328 Harrison Rd                       Romulus, MI                           147            834                 133
9330-9358 Harrison Rd                       Romulus, MI                            81            456                 230
28420-28448 Highland Rd                     Romulus, MI                           143            809                 132
28450-28478 Highland Rd                     Romulus, MI                            81            461                 239
28421-28449 Highland Rd                     Romulus, MI                           109            617                 242
28451-28479 Highland Rd                     Romulus, MI                           107            608                 124
28825-28909 Highland Rd                     Romulus, MI                            70            395                 118
28933-29017 Highland Rd                     Romulus, MI                           112            634                 179
28824-28908 Highland Rd                     Romulus, MI                           134            760                 195
28932-29016 Highland Rd                     Romulus, MI                           123            694                 229
9710-9734 Harrison Rd                       Romulus, MI                           125            706                 138
9740-9772 Harrison Rd                       Romulus, MI                           132            749                 186
9840-9868 Harrison Rd                       Romulus, MI                           144            815                 129
9800-9824 Harrison Rd                       Romulus, MI                           117            664                  93
29265-29285 Airport Dr                      Romulus, MI                           140            794                 169
29185-29225 Airport Dr                      Romulus, MI                           140            792                 319
29149-29165 Airport Dr                      Romulus, MI                           216          1,225                 260
29101-29115 Airport Dr                      Romulus, MI                           130            738                 234
29031-29045 Airport Dr                      Romulus, MI                           124            704                 102
29050-29062 Airport Dr                      Romulus, MI                           127            718                 135
29120-29134 Airport Dr                      Romulus, MI                           161            912                 159
29200-29214 Airport Dr                      Romulus, MI                           170            963                 256
9301-9339 Middlebelt Rd                     Romulus, MI                           124            703                 140
21405 Trolley Industrial Drive              Taylor, MI                            758          4,293                 284
26980 Trolley Industrial Drive              Taylor, MI                            450          2,550                 416
28055 S. Wick Road                          Romulus, MI                           195          1,080                 339
12050-12200 Farmington Road                 Livonia, MI                           201          1,115                 125
33200 Capitol Avenue                        Livonia, MI                           236          1,309                 185
32975 Capitol Avenue                        Livonia, MI                           135            748                  81
2725 S. Industrial Highway                 Ann Arbor, MI                          660          3,654                 542
32920 Capitol Avenue                        Livonia, MI                            76            422                  78
32940 Capitol Avenue                        Livonia, MI                            57            314                  35
11862 Brookfield Avenue                     Livonia, MI                            85            471                  52
11923 Brookfield Avenue                     Livonia, MI                           120            665                 459
11965 Brookfield Avenue                     Livonia, MI                           120            665                  77
34005 Schoolcraft Road                      Livonia, MI                           107            592                  85
13405 Stark Road                            Livonia, MI                            46            254                  34
1170 Chicago Road                            Troy, MI                             249          1,380                 137
1200 Chicago Road                            Troy, MI                             268          1,483                 141
450 Robbins Drive                            Troy, MI                             166            920                  89
556 Robbins Drive                            Troy, MI                              59            329                  38
1230 Chicago Road                            Troy, MI                             271          1,498                 142
12886 Westmore Avenue                       Livonia, MI                           190          1,050                 115
12898 Westmore Avenue                       Livonia, MI                           190          1,050                 110
33025 Industrial Road                       Livonia, MI                            80            442                  57
2002 Stephenson Highway                      Troy, MI                             179            994                 185
47711 Clipper Street                     Plymouth Twsp, MI                        539          2,983                 265
32975 Industrial Road                       Livonia, MI                           160            887                 115
32985 Industrial Road                       Livonia, MI                           137            761                  86

                                            GROSS AMOUNT CARRIED
                                         AT CLOSE OF PERIOD 12/31/99
                                 -----------------------------------------     ACCUMULATED
                                               BUILDING AND                    DEPRECIATION  YEAR BUILT/  DEPRECIABLE
BUILDING ADDRESS                   LAND        IMPROVEMENTS        TOTAL         12/31/99     RENOVATED  LIVES (YEARS)
----------------                 ---------     ------------        -----       ------------ -----------  -------------
23079 Commerce Drive                  79             506             585              203       1983          (v)
23093 Commerce Drive                 295           1,727           2,022              677       1983          (v)
23135 Commerce Drive                 158             916           1,074              363       1986          (v)
23149 Commerce Drive                 274           1,458           1,732              592       1985          (v)
23163 Commerce Drive                 138             801             939              287       1986          (v)
23177 Commerce Drive                 254           1,580           1,834              621       1986          (v)
23206 Commerce Drive                 137           1,144           1,281              422       1985          (v)
23290 Commerce Drive                 210           1,261           1,471              546       1980          (v)
23370 Commerce Drive                  66             390             456              168       1980          (v)
24492 Indoplex Circle                175           1,212           1,387              511       1976          (v)
24528 Indoplex Circle                263           1,455           1,718              788       1976          (v)
21477 Bridge Street                  253           1,641           1,894              223       1986          (v)
2965 Technology Drive                964           2,388           3,352              291       1995          (v)
1451 Lincoln Avenue                  306           2,136           2,442              313       1967          (v)
4400 Purks Drive                     612           6,087           6,699              504       1987          (v)
4177A Varsity Drive                   90             616             706              130       1993          (v)
6515 Cobb Drive                      305           1,930           2,235              242       1984          (v)
32450 N Avis Drive                   286           1,754           2,040              167       1974          (v)
32200 N Avis Drive                   411           2,464           2,875              253       1973          (v)
11813 Hubbard                        180           1,040           1,220              104       1979          (v)
11866 Hubbard                        191           1,100           1,291              108       1979          (v)
12050-12300 Hubbard  (o)             428           2,739           3,167              365       1981          (v)
38200 Plymouth Road                1,231           4,737           5,968              331       1997          (v)
38220 Plymouth Road                  706           5,435           6,141              243       1988          (v)
38300 Plymouth Road                  835           4,697           5,532              214       1997          (v)
12707 Eckles Road                    267           1,543           1,810              131       1990          (v)
9300-9328 Harrison Rd                154             960           1,114               80       1978          (v)
9330-9358 Harrison Rd                 85             682             767               60       1978          (v)
28420-28448 Highland Rd              149             935           1,084               79       1979          (v)
28450-28478 Highland Rd               85             696             781               55       1979          (v)
28421-28449 Highland Rd              114             854             968               89       1980          (v)
28451-28479 Highland Rd              112             727             839               57       1980          (v)
28825-28909 Highland Rd               73             510             583               59       1981          (v)
28933-29017 Highland Rd              117             808             925               82       1982          (v)
28824-28908 Highland Rd              140             949           1,089               72       1982          (v)
28932-29016 Highland Rd              128             918           1,046              101       1982          (v)
9710-9734 Harrison Rd                130             839             969               95       1987          (v)
9740-9772 Harrison Rd                138             929           1,067              118       1987          (v)
9840-9868 Harrison Rd                150             938           1,088               77       1987          (v)
9800-9824 Harrison Rd                123             751             874               58       1987          (v)
29265-29285 Airport Dr               147             956           1,103               74       1983          (v)
29185-29225 Airport Dr               146           1,105           1,251               84       1983          (v)
29149-29165 Airport Dr               226           1,475           1,701              116       1984          (v)
29101-29115 Airport Dr               136             966           1,102               90       1985          (v)
29031-29045 Airport Dr               130             800             930               62       1985          (v)
29050-29062 Airport Dr               133             847             980               64       1986          (v)
29120-29134 Airport Dr               168           1,064           1,232               86       1986          (v)
29200-29214 Airport Dr               178           1,211           1,389               94       1985          (v)
9301-9339 Middlebelt Rd              130             837             967               65       1983          (v)
21405 Trolley Industrial Drive       778           4,557           5,335              322       1971          (v)
26980 Trolley Industrial Drive       463           2,953           3,416              158       1997          (v)
28055 S. Wick Road                   195           1,419           1,614               51       1989          (v)
12050-12200 Farmington Road          215           1,226           1,441               50       1973          (v)
33200 Capitol Avenue                 252           1,478           1,730               59       1977          (v)
32975 Capitol Avenue                 144             820             964               34       1978          (v)
2725 S. Industrial Highway           704           4,152           4,856              211       1997          (v)
32920 Capitol Avenue                  82             494             576               19       1973          (v)
32940 Capitol Avenue                  61             345             406               14       1971          (v)
11862 Brookfield Avenue               91             517             608               21       1972          (v)
11923 Brookfield Avenue              128           1,116           1,244               71       1973          (v)
11965 Brookfield Avenue              128             734             862               32       1973          (v)
34005 Schoolcraft Road               114             670             784               27       1981          (v)
13405 Stark Road                      49             285             334               12       1980          (v)
1170 Chicago Road                    266           1,500           1,766               61       1983          (v)
1200 Chicago Road                    286           1,606           1,892               66       1984          (v)
450 Robbins Drive                    178             997           1,175               41       1976          (v)
556 Robbins Drive                     64             362             426               15       1974          (v)
1230 Chicago Road                    289           1,622           1,911               66       1996          (v)
12886 Westmore Avenue                202           1,153           1,355               50       1981          (v)
12898 Westmore Avenue                202           1,148           1,350               49       1981          (v)
33025 Industrial Road                 85             494             579               20       1980          (v)
2002 Stephenson Highway              192           1,166           1,358               44       1986          (v)
47711 Clipper Street                 575           3,212           3,787              132       1996          (v)
32975 Industrial Road                171             991           1,162               48       1984          (v)
32985 Industrial Road                147             837             984               34       1985          (v)

                                                                                                                COSTS
                                                                                       (b)                   CAPITALIZED
                                                                                   INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)       -----------------------       ACQUISITION
BUILDING ADDRESS                           (CITY/STATE)         ENCUMBRANCES   LAND        BUILDINGS        OR COMPLETION
----------------                           ------------         ------------  ------      -----------       -------------

32995 Industrial Road                       Livonia, MI                             160            887                  90
12874 Westmore Avenue                       Livonia, MI                             137            761                  76
33067 Industrial Road                       Livonia, MI                             160            887                 104
1775 Bellingham                              Troy, MI                               344          1,902                 215
1785 East Maple                              Troy, MI                                92            507                  52
1807 East Maple                              Troy, MI                               321          1,775                 162
9800 Chicago Road                            Troy, MI                               206          1,141                 103
1840 Enterprise Drive                   Rochester Hills, MI                         573          3,170                 277
1885 Enterprise Drive                   Rochester Hills, MI                         209          1,158                 110
1935-55 Enterprise Drive                Rochester Hills, MI                       1,285          7,144                 788
5500 Enterprise Court                       Warren, MI                              675          3,737                 447
5800 Enterprise Court                       Warren, MI                              202          1,117                 142
750 Chicago Road                             Troy, MI                               323          1,790                 272
800 Chicago Road                             Troy, MI                               283          1,567                 167
850 Chicago Road                             Troy, MI                               183          1,016                  94
2805 S. Industrial Highway                 Ann Arbor, MI                            318          1,762                 162
6833 Center Drive                      Sterling Heights, MI                         467          2,583                 179
22731 Newman Street                        Dearborn, MI                             542          3,001                  95
32201 North Avis Drive                  Madison Heights, MI                         345          1,911                  85
1100 East Mandoline Road                Madison Heights, MI                         888          4,915                 777
30081 Stephenson Highway                Madison Heights, MI                         271          1,499                 333
1120 John A. Papalas Drive (p)           Lincoln Park, MI                           586          3,241                 200
36555 Ecorse                                Romulus, MI                             600              -               9,357
6340 Middlebelt                             Romulus, MI                             673              -               3,649
4872 S. Lapeer Road                     Lake Orion Twsp, MI                       1,342          5,441                 107
775 James L. Hart Parkway                  Ypsilanti, MI                            348          1,536                 267

GRAND RAPIDS
3232 Kraft Avenue                        Grand Rapids, MI           (d)             810          4,792               1,444
8181 Logistics Drive                     Grand Rapids, MI           (d)             803          5,263                 721
5062 Kendrick Court SE                   Grand Rapids, MI           (d)             142            815                  13
2 84th Street SW                         Grand Rapids, MI                           117            685                 309
100 84th Street SW                       Grand Rapids, MI                           255          1,477                 159
511 76th Street SW                       Grand Rapids, MI                           758          4,355                 206
553 76th Street SW                       Grand Rapids, MI                            32            191                 242
555 76th Street SW                       Grand Rapids, MI                           776          4,458                  97
2925 Remico Avenue SW                    Grand Rapids, MI                           281          1,617                  21
2935 Walkent Court NW                    Grand Rapids, MI                           285          1,663                 204
3300 Kraft Avenue SE                     Grand Rapids, MI                           838          4,810                 222
3366 Kraft Avenue SE                     Grand Rapids, MI                           833          4,780                 636
5001 Kendrick Court SE                   Grand Rapids, MI                           210          1,221                 164
5050 Kendrick Court SE                   Grand Rapids, MI                         1,721         11,433               4,569
5015 52nd Street SE                      Grand Rapids, MI                           234          1,321                  65
5025 28th Street                         Grand Rapids, MI                            77            488                  17
5079 33rd Street SE                      Grand Rapids, MI                           525          3,018                 154
5333 33rd Street SE                      Grand Rapids, MI                           480          2,761                 134
5130 Patterson Avenue SE                 Grand Rapids, MI                           137            793                  43
425 Gordon Industrial Court              Grand Rapids, MI           (c)             611          3,747               1,331
2851 Prairie Street                      Grand Rapids, MI           (c)             377          2,778                 241
2945 Walkent Court                       Grand Rapids, MI           (c)             310          2,074                 296
537 76th Street                          Grand Rapids, MI           (c)             255          1,456                 330
3395 Kraft Avenue                        Grand Rapids, MI                           214          1,212                  73
3427 Kraft Avenue                        Grand Rapids, MI                           157            892                  56

HARTFORD
20 Utopia Road                            Manchester, CT                            113            703                 119
50 Utopia Road                            Manchester, CT                            190          1,170                  14
135 Sheldon road                          Manchester, CT                            247          1,488                 104
169 Progress Road                         Manchester, CT                            334          2,030                  21
227 Progress Drive                        Manchester, CT                             80            486                   7
249 Progress Drive                        Manchester, CT                             89            562                   1
428 Hayden Station Road                     Windsor, CT                             167          1,003                  46
430 Hayden Station Road                     Windsor, CT                             238          1,415                   8
436 Hayden Station Road                     Windsor, CT                             282          1,681                  15
460 Hayden Station Road                     Windsor, CT                             207          1,236                  12
345 MacCausland Court                      Cheshire, CT                             866              -               5,258

HOUSTON
2102-2314 Edwards Street                    Houston, TX                             348          1,973                 830
4545 Eastpark Drive                         Houston, TX                             235          1,331                  62
3351 Ranch St                               Houston, TX                             272          1,541                  96
3851 Yale St                                Houston, TX                             413          2,343                 177
3337-3347 Ranch Street                      Houston, TX                             227          1,287                  97
8505 N Loop East                            Houston, TX                             439          2,489                 124
4749-4799 Eastpark Dr                       Houston, TX                             594          3,368                 185


                                            GROSS AMOUNT CARRIED
                                         AT CLOSE OF PERIOD 12/31/99
                                 -----------------------------------------     ACCUMULATED
                                               BUILDING AND                    DEPRECIATION  YEAR BUILT/  DEPRECIABLE
BUILDING ADDRESS                   LAND        IMPROVEMENTS        TOTAL         12/31/99     RENOVATED  LIVES (YEARS)
----------------                 ---------     ------------        -----       ------------ -----------  -------------
32995 Industrial Road                  171             966           1,137              39       1983          (v)
12874 Westmore Avenue                  147             827             974              34       1984          (v)
33067 Industrial Road                  171             980           1,151              40       1984          (v)
1775 Bellingham                        367           2,094           2,461              86       1987          (v)
1785 East Maple                         98             553             651              23       1985          (v)
1807 East Maple                        342           1,916           2,258              79       1984          (v)
9800 Chicago Road                      220           1,230           1,450              50       1985          (v)
1840 Enterprise Drive                  611           3,409           4,020             140       1990          (v)
1885 Enterprise Drive                  223           1,254           1,477              51       1990          (v)
1935-55 Enterprise Drive             1,371           7,846           9,217             316       1990          (v)
5500 Enterprise Court                  721           4,138           4,859             165       1989          (v)
5800 Enterprise Court                  215           1,246           1,461              49       1987          (v)
750 Chicago Road                       345           2,040           2,385              81       1986          (v)
800 Chicago Road                       302           1,715           2,017              69       1985          (v)
850 Chicago Road                       196           1,097           1,293              45       1984          (v)
2805 S. Industrial Highway             340           1,902           2,242              78       1990          (v)
6833 Center Drive                      489           2,740           3,229             125       1998          (v)
22731 Newman Street                    543           3,095           3,638             141       1985          (v)
32201 North Avis Drive                 347           1,994           2,341              91       1974          (v)
1100 East Mandoline Road               891           5,689           6,580             236       1967          (v)
30081 Stephenson Highway               272           1,831           2,103              79       1967          (v)
1120 John A. Papalas Drive (p)         588           3,439           4,027             156       1985          (v)
36555 Ecorse                           685           9,272           9,957             325       1998          (v)
6340 Middlebelt                        833           3,489           4,322             125       1998          (v)
4872 S. Lapeer Road                  1,393           5,497           6,890              73       1999          (v)
775 James L. Hart Parkway              604           1,547           2,151              27       1999          (v)

GRAND RAPIDS
3232 Kraft Avenue                      874           6,172           7,046             926       1988          (v)
8181 Logistics Drive                   864           5,923           6,787             875       1990          (v)
5062 Kendrick Court SE                 142             828             970             119       1987          (v)
2 84th Street SW                       117             994           1,111             168       1986          (v)
100 84th Street SW                     255           1,636           1,891             260       1979          (v)
511 76th Street SW                     758           4,561           5,319             717       1986          (v)
553 76th Street SW                      32             433             465             114       1985          (v)
555 76th Street SW                     776           4,555           5,331             648       1987          (v)
2925 Remico Avenue SW                  281           1,638           1,919             229       1988          (v)
2935 Walkent Court NW                  285           1,867           2,152             268       1991          (v)
3300 Kraft Avenue SE                   838           5,032           5,870             792       1987          (v)
3366 Kraft Avenue SE                   833           5,416           6,249           1,033       1987          (v)
5001 Kendrick Court SE                 210           1,385           1,595             192       1983          (v)
5050 Kendrick Court SE               1,721          16,002          17,723           2,110       1988          (v)
5015 52nd Street SE                    234           1,386           1,620             187       1987          (v)
5025 28th Street                        77             505             582             115       1967          (v)
5079 33rd Street SE                    525           3,172           3,697             442       1990          (v)
5333 33rd Street SE                    480           2,895           3,375             447       1991          (v)
5130 Patterson Avenue SE               137             836             973             120       1987          (v)
425 Gordon Industrial Court            644           5,045           5,689             682       1990          (v)
2851 Prairie Street                    445           2,951           3,396             425       1989          (v)
2945 Walkent Court                     352           2,328           2,680             335       1993          (v)
537 76th Street                        258           1,783           2,041             240       1987          (v)
3395 Kraft Avenue                      220           1,279           1,499              58       1985          (v)
3427 Kraft Avenue                      162             943           1,105              43       1985          (v)

HARTFORD
20 Utopia Road                         112             823             935              34       1989          (v)
50 Utopia Road                         191           1,183           1,374              52       1987          (v)
135 Sheldon road                       245           1,594           1,839              94       1987          (v)
169 Progress Road                      337           2,048           2,385              91       1987          (v)
227 Progress Drive                      81             492             573              22       1986          (v)
249 Progress Drive                      88             564             652              25       1985          (v)
428 Hayden Station Road                166           1,050           1,216              56       1988          (v)
430 Hayden Station Road                236           1,425           1,661              62       1987          (v)
436 Hayden Station Road                283           1,695           1,978              75       1988          (v)
460 Hayden Station Road                209           1,246           1,455              56       1985          (v)
345 MacCausland Court                1,087           5,037           6,124             172       1998          (v)

HOUSTON
2102-2314 Edwards Street               359           2,792           3,151             159       1961          (v)
4545 Eastpark Drive                    240           1,388           1,628              75       1972          (v)
3351 Ranch St                          278           1,631           1,909              84       1970          (v)
3851 Yale St                           425           2,508           2,933             129       1971          (v)
3337-3347 Ranch Street                 233           1,378           1,611              71       1970          (v)
8505 N Loop East                       449           2,603           3,052             135       1981          (v)
4749-4799 Eastpark Dr                  611           3,536           4,147             181       1979          (v)

                                                                                                                 COSTS
                                                                                        (b)                   CAPITALIZED
                                                                                    INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)        -----------------------        ACQUISITION
BUILDING ADDRESS                           (CITY/STATE)         ENCUMBRANCES    LAND        BUILDINGS        OR COMPLETION
----------------                           ------------         ------------   ------      -----------       -------------
4851 Homestead Road                         Houston, TX                         491          2,782                 209
3365-3385 Ranch Street                      Houston, TX                         284          1,611                  74
5050 Campbell Road                          Houston, TX                         461          2,610                 136
4300 Pine Timbers                           Houston, TX                         489          2,769                 141
10600 Hampstead                             Houston, TX                         105            597                  51
2300 Fairway Park Dr                        Houston, TX                          86            488                  46
7901 Blankenship                            Houston, TX                         136            772                 178
2500-2530 Fairway Park Drive                Houston, TX                         766          4,342                 262
6550 Longpointe                             Houston, TX                         362          2,050                 123
1815 Turning Basin Dr                       Houston, TX                         487          2,761                 380
1819 Turning Basin Dr                       Houston, TX                         231          1,308                 181
4545 Mossford Dr                            Houston, TX                         237          1,342                  72
1805 Turning Basin Drive                    Houston, TX                         564          3,197                 461
7000 Empire Drive                           Houston, TX             (j)         450          2,552                 521
9777 West Gulfbank Drive                    Houston, TX             (j)       1,217          6,899                 319
9835A Genard Road                           Houston, TX                       1,505          8,333                 430
9835B Genard Road                           Houston, TX                         245          1,357                  70
16134 West Hardy                            Houston, TX                         147            812                  13
16216 West Hardy                            Houston, TX                         125            692                  13

INDIANAPOLIS
2900 N Shadeland Avenue                  Indianapolis, IN           (e)       2,394         13,565               2,211
2400 North Shadeland                     Indianapolis, IN                       142            802                  52
2402 North Shadeland                     Indianapolis, IN                       466          2,640                 297
7901 West 21st Street                    Indianapolis, IN                     1,063          6,027                 242
1445 Brookville Way                      Indianapolis, IN           (e)         459          2,603                 325
1440 Brookville Way                      Indianapolis, IN           (e)         665          3,770                 313
1240 Brookville Way                      Indianapolis, IN           (e)         247          1,402                 233
1220 Brookville Way                      Indianapolis, IN           (e)         223             40                  32
1345 Brookville Way                      Indianapolis, IN           (f)         586          3,321                 413
1350 Brookville Way                      Indianapolis, IN           (e)         205          1,161                 109
1315 Sadlier Circle E Dr                 Indianapolis, IN           (f)          57            322                  48
1341 Sadlier Circle E Dr                 Indianapolis, IN           (f)         131            743                 135
1322-1438 Sadlier Circle E Dr            Indianapolis, IN           (f)         145            822                 151
1327-1441 Sadlier Circle E Dr            Indianapolis, IN           (f)         218          1,234                 125
1304 Sadlier Circle E Dr                 Indianapolis, IN           (f)          71            405                  81
1402 Sadlier Circle E Dr                 Indianapolis, IN           (f)         165            934                  91
1504 Sadlier Circle E Dr                 Indianapolis, IN           (f)         219          1,238                 101
1311 Sadlier Circle E Dr                 Indianapolis, IN           (f)          54            304                 106
1365 Sadlier Circle E Dr                 Indianapolis, IN           (f)         121            688                 141
1352-1354 Sadlier Circle E Dr            Indianapolis, IN           (f)         178          1,008                 136
1335 Sadlier Circle E Dr                 Indianapolis, IN           (f)          81            460                  57
1327 Sadlier Circle E Dr                 Indianapolis, IN           (f)          52            295                  25
1425 Sadlier Circle E Dr                 Indianapolis, IN           (f)          21            117                  28
1230 Brookville Way                      Indianapolis, IN           (e)         103            586                  56
6951 E 30th St                           Indianapolis, IN                       256          1,449                 103
6701 E 30th St                           Indianapolis, IN                        78            443                  40
6737 E 30th St                           Indianapolis, IN                       385          2,181                 147
1225 Brookville Way                      Indianapolis, IN                        60              -                 397
6555 E 30th St                           Indianapolis, IN                       840          4,760                 946
2432-2436 Shadeland                      Indianapolis, IN                       212          1,199                 231
8402-8440 E 33rd St                      Indianapolis, IN                       222          1,260                 190
8520-8630 E 33rd St                      Indianapolis, IN                       326          1,848                 350
8710-8768 E 33rd St                      Indianapolis, IN                       175            993                 176
3316-3346 N. Pagosa Court                Indianapolis, IN                       325          1,842                 251
3331 Raton Court                         Indianapolis, IN                       138            802                  44
4430 Airport Expressway                  Indianapolis, IN                     1,068          6,789                 983
6751 E 30th St                           Indianapolis, IN                       728          2,837                 121
9200 East 146th Street                    Noblesville, IN                       215          1,221               1,043
9210 East 146th Street                    Noblesville, IN                       466            684                  60
6575 East 30th Street                    Indianapolis, IN                       118              -               1,975
6585 East 30th Street                    Indianapolis, IN                       196              -               3,321

LONG ISLAND
1140 Motor Parkway                         Hauppauge, NY                      1,034          5,861                  97
10 Edison Street                          Amityville, NY                        183          1,036                  48
120 Secatogue Ave                         Farmingdale, NY                       375          2,123                  83
100 Lauman Lane                           Hicksville, NY                        216          1,226                 255
200 Finn Court                            Farmingdale, NY                       619          3,506                  87
717 Broadway Avenue                        Holbrook, NY                         790          4,474                  18
725 Broadway                               Holbrook, NY                         643          3,644                 322
270 Duffy Avenue                          Hicksville, NY                      1,305          7,393                 179
280 Duffy Avenue                          Hicksville, NY                        478          2,707                   9
575 Underhill Boulevard                     Syosset, NY                       2,714         15,382                 602
5 Sidney Court                            Lindenhurst, NY                       148            840                  40

                                            GROSS AMOUNT CARRIED
                                         AT CLOSE OF PERIOD 12/31/99
                                 -----------------------------------------     ACCUMULATED
                                               BUILDING AND                    DEPRECIATION  YEAR BUILT/  DEPRECIABLE
BUILDING ADDRESS                   LAND        IMPROVEMENTS        TOTAL         12/31/99     RENOVATED  LIVES (YEARS)
----------------                 ---------     ------------        -----       ------------ -----------  -------------
4851 Homestead Road                  504           2,978           3,482              156       1973          (v)
3365-3385 Ranch Street               290           1,679           1,969               86       1970          (v)
5050 Campbell Road                   470           2,737           3,207              141       1970          (v)
4300 Pine Timbers                    499           2,900           3,399              155       1980          (v)
10600 Hampstead                      109             644             753               33       1974          (v)
2300 Fairway Park Dr                  89             531             620               27       1974          (v)
7901 Blankenship                     140             946           1,086               45       1972          (v)
2500-2530 Fairway Park Drive         792           4,578           5,370              248       1974          (v)
6550 Longpointe                      370           2,165           2,535              115       1980          (v)
1815 Turning Basin Dr                531           3,097           3,628              159       1980          (v)
1819 Turning Basin Dr                251           1,469           1,720               75       1980          (v)
4545 Mossford Dr                     245           1,406           1,651               73       1975          (v)
1805 Turning Basin Drive             616           3,606           4,222              187       1980          (v)
7000 Empire Drive                    452           3,071           3,523              183       1980          (v)
9777 West Gulfbank Drive           1,219           7,216           8,435              435       1980          (v)
9835A Genard Road                  1,571           8,697          10,268               18       1980          (v)
9835B Genard Road                    256           1,416           1,672                3       1980          (v)
16134 West Hardy                     149             823             972                2       1984          (v)
16216 West Hardy                     127             703             830                1       1984          (v)

INDIANAPOLIS
2900 N Shadeland Avenue            2,492          15,678          18,170            1,715    1957/1992        (v)
2400 North Shadeland                 149             847             996               53       1970          (v)
2402 North Shadeland                 490           2,913           3,403              190       1970          (v)
7901 West 21st Street              1,079           6,253           7,332              371       1985          (v)
1445 Brookville Way                  476           2,911           3,387              305       1989          (v)
1440 Brookville Way                  685           4,063           4,748              384       1990          (v)
1240 Brookville Way                  258           1,624           1,882              210       1990          (v)
1220 Brookville Way                  226              69             295                6       1990          (v)
1345 Brookville Way                  601           3,719           4,320              359       1992          (v)
1350 Brookville Way                  211           1,264           1,475              119       1994          (v)
1315 Sadlier Circle E Dr              61             366             427               35    1970/1992        (v)
1341 Sadlier Circle E Dr             136             873           1,009               76    1971/1992        (v)
1322-1438 Sadlier Circle E Dr        152             966           1,118              106    1971/1992        (v)
1327-1441 Sadlier Circle E Dr        225           1,352           1,577              140       1992          (v)
1304 Sadlier Circle E Dr              75             482             557               51    1971/1992        (v)
1402 Sadlier Circle E Dr             171           1,019           1,190               98    1970/1992        (v)
1504 Sadlier Circle E Dr             226           1,332           1,558              128    1971/1992        (v)
1311 Sadlier Circle E Dr              57             407             464               64    1971/1992        (v)
1365 Sadlier Circle E Dr             126             824             950               73    1971/1992        (v)
1352-1354 Sadlier Circle E Dr        184           1,138           1,322              123    1970/1992        (v)
1335 Sadlier Circle E Dr              85             513             598               49    1971/1992        (v)
1327 Sadlier Circle E Dr              55             317             372               30    1971/1992        (v)
1425 Sadlier Circle E Dr              23             143             166               13    1971/1992        (v)
1230 Brookville Way                  109             636             745               60       1995          (v)
6951 E 30th St                       265           1,543           1,808              148       1995          (v)
6701 E 30th St                        82             479             561               46       1992          (v)
6737 E 30th St                       398           2,315           2,713              232       1995          (v)
1225 Brookville Way                   68             389             457               24       1997          (v)
6555 E 30th St                       484           6,062           6,546              700    1969/1981        (v)
2432-2436 Shadeland                  230           1,412           1,642              119       1968          (v)
8402-8440 E 33rd St                  230           1,442           1,672              124       1977          (v)
8520-8630 E 33rd St                  336           2,188           2,524              187       1976          (v)
8710-8768 E 33rd St                  187           1,157           1,344               97       1979          (v)
3316-3346 N. Pagosa Court            335           2,083           2,418              189       1977          (v)
3331 Raton Court                     144             840             984               71       1979          (v)
4430 Airport Expressway            1,238           7,602           8,840              687       1970          (v)
6751 E 30th St                       741           2,945           3,686              165       1997          (v)
9200 East 146th Street               224           2,255           2,479               81       1961          (v)
9210 East 146th Street               472             738           1,210               19       1978          (v)
6575 East 30th Street                128           1,965           2,093               64       1998          (v)
6585 East 30th Street                196           3,321           3,517              161       1998          (v)

LONG ISLAND
1140 Motor Parkway                 1,032           5,960           6,992              451       1978          (v)
10 Edison Street                     183           1,084           1,267               82       1971          (v)
120 Secatogue Ave                    374           2,207           2,581              170       1957          (v)
100 Lauman Lane                      216           1,481           1,697              108       1968          (v)
200 Finn Court                       617           3,595           4,212              273       1965          (v)
717 Broadway Avenue                  787           4,495           5,282              342       1967          (v)
725 Broadway                         641           3,968           4,609              320       1967          (v)
270 Duffy Avenue                   1,302           7,575           8,877              601       1956          (v)
280 Duffy Avenue                     477           2,717           3,194              205       1956          (v)
575 Underhill Boulevard            2,712          15,986          18,698            1,214       1967          (v)
5 Sidney Court                       149             879           1,028               66       1962          (v)

                                                                                                                 COSTS
                                                                                        (b)                   CAPITALIZED
                                                                                    INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)        -----------------------        ACQUISITION
BUILDING ADDRESS                           (CITY/STATE)         ENCUMBRANCES    LAND        BUILDINGS        OR COMPLETION
----------------                           ------------         ------------   ------      -----------       -------------
7 Sidney Court                            Lindenhurst, NY                        172            975                  21
450 Commack Road                           Deer Park, NY                         304          1,720                  56
99 Layfayette Drive                         Syosset, NY                        1,607          9,106                 147
65 East Bethpage Road                      Plainview, NY                         198          1,122                  46
171 Milbar Boulevard                      Farmingdale, NY                        454          2,574                 217
95 Horseblock Road                          Yaphank, NY                        1,313          7,439                 333
151-171 East 2nd Street                   Huntington, NY                         497          2,815                 120
171-175 East 2nd Street                   Huntington, NY                         493          2,792                  88
35 Bloomingdale Road                      Hicksville, NY                         190          1,076                 125
15-39 Tec Street                          Hicksville, NY                         164            930                  51
100 Tec Street                            Hicksville, NY                         237          1,340                  63
51-89 Tec Street                          Hicksville, NY                         207          1,171                  41
502 Old Country Road                      Hicksville, NY                          95            536                  25
80-98 Tec Street                          Hicksville, NY                         123            700                  33
201-233 Park Avenue                       Hicksville, NY                         349          1,979                  99
One Fairchild Court                        Plainview, NY                         315          1,786                 186
79 Express Street                          Plainview, NY                         417          2,363                 325
92 Central Avenue                         Farmingdale, NY                        837          4,745                 173
160 Engineer Drive                        Hicksville, NY                         148            836                  33
260 Engineers Drive                       Hicksville, NY                         264          1,494                 283
87-119 Engineers Dr (o)                   Hicksville, NY                         181          1,023                  56
950-970 South Broadway                    Hicksville, NY                         250          1,418                 178
290 Duffy Avenue                          Hicksville, NY            (g)          383          2,171                 245
185 Price Parkway                         Farmingdale, NY                        611          3,464                  26
62 Alpha Plaza                            Hicksville, NY                         155            877                  53
90 Alpha Plaza                            Hicksville, NY                         127            717                 103
325 Duffy Avenue                          Hicksville, NY                         480          2,720                 101
600 West John Street                      Hicksville, NY                         488          2,763               4,917
939 Motor Parkway                          Hauppauge, NY                         105            596                  93
200 13th Avenue                           Ronkonkoma, NY                         313          1,776                 337
100 13th Avenue                           Ronkonkoma, NY                         348          1,973                 322
1 Comac Loop                              Ronkonkoma, NY                         348          1,973                 382
80 13th Avenue                            Ronkonkoma, NY                         418          2,368                 460
90 13th Avenue                            Ronkonkoma, NY                         383          2,171                 431
33 Comac Loop                             Ronkonkoma, NY                         383          2,171                 427
101-125 Comac Streer                      Ronkonkoma, NY                         905          5,131                 857
360 Smith Street                          Farmingdale, NY                        334          1,851                 652
700 Dibblee Drive                         Garden City, NY                      2,219         12,282                 136
49 Mall Drive                              Hauppauge, NY                         343          5,220                 957
275 Marcus Blvd                            Hauppauge, NY                         349          1,934                 345

LOUISVILLE
1251 Port Road                          Jeffersonville, IN                       858              -              12,508
9001 Cane Run Road                        Louisville, KY                         524              -               5,569

MILWAUKEE
N25 W23050 Paul Road                       Pewaukee, WI                          474          2,723                  18
N25 W23255 Paul Road                    Waukesha County, WI                      571          3,270                   8
N27 W23293 Roundy Drive                 Waukesha County, WI                      412          2,837                   1
6523 N. Sydney Place                       Milwaukee, WI                         172            976                 152
8800 W Bradley                             Milwaukee, WI                         375          2,125                 134
1435 North 113th St                        Wauwatosa, WI                         300          1,699                 366
11217-43 W. Becher St                     West Allis, WI                         148            841                 122
2152 S 114th Street                       West Allis, WI                         326          1,846                 101
4560 N. 124th Street                       Wauwatosa, WI                         118            667                  84
Science Drive                             Sturtevant, WI                       1,255              -              18,792
12221 W. Feerick Street                    Wauwatosa, WI                         210          1,190                 169

MINNEAPOLIS
2700 Freeway Boulevard                  Brooklyn Center, MN         (d)          392          2,318                 486
6507-6545 Cecilia Circle                  Bloomington, MN                        357          1,320                 691
1275 Corporate Center Drive                  Eagan, MN                            80            357                  69
1279 Corporate Center Drive                  Eagan, MN                           105            357                  98
2815 Eagandale Boulevard                     Eagan, MN                            80            357                 182
6201 West 111th Street                    Bloomington, MN                      1,358          8,622               3,754
6403-6545 Cecilia Drive                   Bloomington, MN                        366          1,363                 583
6925-6943 Washington Avenue                  Edina, MN                           117            504                 874
6955-6973 Washington Avenue                  Edina, MN                           117            486                 481
7251-7279 Washington Avenue                  Edina, MN                           129            382                 444
7301-7329 Washington Avenue                  Edina, MN                           174            391                 501
7101 Winnetka Avenue North               Brooklyn Park, MN                     2,195          6,084               2,104
7600 Golden Triangle Drive               Eden Prairie, MN                        566          1,394               1,299
7900 Main Street Northeast                  Fridley, MN                          480          1,604                 637
7901 Beech Street Northeast                 Fridley, MN                          405          1,554                 684
9901 West 74th Street                    Eden Prairie, MN                        621          3,289               2,019


                                            GROSS AMOUNT CARRIED
                                         AT CLOSE OF PERIOD 12/31/99
                                 -----------------------------------------     ACCUMULATED
                                               BUILDING AND                    DEPRECIATION  YEAR BUILT/  DEPRECIABLE
BUILDING ADDRESS                   LAND        IMPROVEMENTS        TOTAL         12/31/99     RENOVATED  LIVES (YEARS)
----------------                 ---------     ------------        -----       ------------ -----------  -------------
7 Sidney Court                         172             996           1,168            75       1964          (v)
450 Commack Road                       303           1,777           2,080           134       1964          (v)
99 Layfayette Drive                  1,601           9,259          10,860           729       1964          (v)
65 East Bethpage Road                  198           1,168           1,366            97       1960          (v)
171 Milbar Boulevard                   454           2,791           3,245           211       1961          (v)
95 Horseblock Road                   1,309           7,776           9,085           591       1971          (v)
151-171 East 2nd Street                497           2,935           3,432           220       1968          (v)
171-175 East 2nd Street                493           2,880           3,373           219       1969          (v)
35 Bloomingdale Road                   190           1,201           1,391           105       1962          (v)
15-39 Tec Street                       165             980           1,145            88       1965          (v)
100 Tec Street                         237           1,403           1,640           110       1965          (v)
51-89 Tec Street                       207           1,212           1,419           103       1965          (v)
502 Old Country Road                    95             561             656            41       1965          (v)
80-98 Tec Street                       124             732             856            56       1965          (v)
201-233 Park Avenue                    349           2,078           2,427           168       1962          (v)
One Fairchild Court                    315           1,972           2,287           149       1959          (v)
79 Express Street                      416           2,689           3,105           210       1972          (v)
92 Central Avenue                      837           4,918           5,755           368       1961          (v)
160 Engineer Drive                     148             869           1,017            65       1966          (v)
260 Engineers Drive                    263           1,778           2,041           145       1966          (v)
87-119 Engineers Dr (o)                181           1,079           1,260            92       1966          (v)
950-970 South Broadway                 250           1,596           1,846           174       1966          (v)
290 Duffy Avenue                       383           2,416           2,799           208       1974          (v)
185 Price Parkway                      610           3,491           4,101           264       1969          (v)
62 Alpha Plaza                         159             926           1,085            52       1968          (v)
90 Alpha Plaza                         130             817             947            44       1969          (v)
325 Duffy Avenue                       491           2,810           3,301           145       1970          (v)
600 West John Street                   498           7,670           8,168           295       1955          (v)
939 Motor Parkway                      112             682             794            35       1977          (v)
200 13th Avenue                        358           2,068           2,426           105       1979          (v)
100 13th Avenue                        396           2,247           2,643           109       1979          (v)
1 Comac Loop                           396           2,307           2,703           112       1980          (v)
80 13th Avenue                         475           2,771           3,246           136       1983          (v)
90 13th Avenue                         438           2,547           2,985           129       1982          (v)
33 Comac Loop                          438           2,543           2,981           123       1983          (v)
101-125 Comac Streer                 1,028           5,865           6,893           284       1985          (v)
360 Smith Street                       342           2,495           2,837           132       1965          (v)
700 Dibblee Drive                    2,227          12,410          14,637           542       1965          (v)
49 Mall Drive                          990           5,530           6,520           242       1986          (v)
275 Marcus Blvd                        365           2,263           2,628            77       1985          (v)

LOUISVILLE
1251 Port Road                         930          12,436          13,366           344       1998          (v)
9001 Cane Run Road                     560           5,533           6,093           119       1998          (v)

MILWAUKEE
N25 W23050 Paul Road                   474           2,741           3,215           376       1989          (v)
N25 W23255 Paul Road                   571           3,278           3,849           450       1987          (v)
N27 W23293 Roundy Drive                412           2,838           3,250           389       1989          (v)
6523 N. Sydney Place                   176           1,124           1,300           115       1978          (v)
8800 W Bradley                         388           2,246           2,634           200       1982          (v)
1435 North 113th St                    310           2,055           2,365           214       1993          (v)
11217-43 W. Becher St                  155             956           1,111            73       1979          (v)
2152 S 114th Street                    339           1,934           2,273           125       1980          (v)
4560 N. 124th Street                   129             740             869            48       1976          (v)
Science Drive                        1,422          18,625          20,047           847       1997          (v)
12221 W. Feerick Street                221           1,348           1,569            80       1971          (v)

MINNEAPOLIS
2700 Freeway Boulevard                 415           2,781           3,196           453       1981          (v)
6507-6545 Cecilia Circle               386           1,982           2,368           839       1981          (v)
1275 Corporate Center Drive             93             413             506           151       1990          (v)
1279 Corporate Center Drive            109             451             560           174       1990          (v)
2815 Eagandale Boulevard                97             522             619           190       1990          (v)
6201 West 111th Street               1,499          12,235          13,734         2,813       1987          (v)
6403-6545 Cecilia Drive                395           1,917           2,312           878       1980          (v)
6925-6943 Washington Avenue            237           1,258           1,495           653       1972          (v)
6955-6973 Washington Avenue            207             877           1,084           574       1972          (v)
7251-7279 Washington Avenue            182             773             955           517       1972          (v)
7301-7329 Washington Avenue            193             873           1,066           799       1972          (v)
7101 Winnetka Avenue North           2,228           8,155          10,383         3,301       1990          (v)
7600 Golden Triangle Drive             615           2,644           3,259         1,201       1989          (v)
7900 Main Street Northeast             497           2,224           2,721         1,347       1973          (v)
7901 Beech Street Northeast            428           2,215           2,643         1,071       1975          (v)
9901 West 74th Street                  639           5,290           5,929         1,421     1983/88         (v)

                                                                                                                 COSTS
                                                                                        (b)                   CAPITALIZED
                                                                                    INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)        -----------------------        ACQUISITION
BUILDING ADDRESS                           (CITY/STATE)         ENCUMBRANCES    LAND        BUILDINGS        OR COMPLETION
----------------                           ------------         ------------   ------      -----------       -------------
11201 Hampshire Avenue South              Bloomington, MN                        495          1,035                 858
12220-12222 Nicollet Avenue               Burnsville, MN                         105            425                  46
12250-12268 Nicollet Avenue               Burnsville, MN                         260          1,054                 182
12224-12226 Nicollet Avenue               Burnsville, MN                         190            770                 125
305 2nd Street Northwest                  Minneapolis, MN                        460          2,744                  41
980 Lone Oak Road                         Minneapolis, MN                        683          4,103                 391
990 Lone Oak Road                         Minneapolis, MN                        883          5,575                 233
1030 Lone Oak Road                        Minneapolis, MN                        456          2,703                  64
1060 Lone Oak Road                        Minneapolis, MN                        624          3,700                 294
5400 Nathan Lane                          Minneapolis, MN                        749          4,461                  44
6464 Sycamore Court                       Minneapolis, MN                        457          2,730                 103
10120 W 76th Street                      Eden Prairie, MN                        315          1,804                 172
7615 Golden Triangle                     Eden Prairie, MN                        268          1,532                 356
7625 Golden Triangle                     Eden Prairie, MN                        415          2,375                 267
2605 Fernbrook Lane North                  Plymouth, MN                          443          2,533                 372
12155 Nicollet Ave.                       Burnsville, MN                         286              -               1,702
900 Apollo Road                              Eagan, MN              (c)        1,029          5,855               1,126
7316 Aspen Lane North                      Brooklyn, MN             (c)          368          2,156                 400
953 Westgate Drive                        Minneapolis, MN                        193          1,178                   3
73rd Avenue North                        Brooklyn Park, MN                       504          2,856                  73
1905 W Country Road C                      Roseville, MN                         402          2,278                  65
2720 Arthur Street                         Roseville, MN                         824          4,671                  78
10205 51st Avenue North                    Plymouth, MN                          180          1,020                  70
4100 Peavey Road                            Chaska, MN                           399          2,261                 631
11300 Hamshire Ave South                  Bloomington, MN                        527          2,985                 422
375 Rivertown Drive                        Woodbury, MN                        1,083          6,135               2,700
5205 Highway 169                           Plymouth, MN                          446          2,525                 785
6451-6595 Citywest Parkway               Eden Prairie, MN                        525          2,975                 696
7100-7190 Shady Oak Rd (p)               Eden Prairie, MN                      1,118          6,333                 485
7500-7546 Washington Square              Eden Prairie, MN                        229          1,300                  76
7550-7588 Washington Square              Eden Prairie, MN                        153            867                  39
5240-5300 Valley Industrial Blvd S       Eden Prairie, MN                        362          2,049                 214
1565 First Avenue NW                     New Brighton, MN                        485          2,750                 302
7125 Northland Terrace                   Brooklyn Park, MN                       660          3,740                 724
6900 Shady Oak Road                      Eden Prairie, MN                        310          1,756                 219
6477-6525 City West Parkway              Eden Prairie, MN                        810          4,590                 178
1157 Valley Park Drive                     Shakopee, MN                          760              -               4,539
500-530 Kasota Avenue SE                  Minneapolis, MN                        415          2,354                 204
770-786 Kasota Avenue SE                  Minneapolis, MN                        333          1,888                 101
800 Kasota Avenue SE                      Minneapolis, MN                        524          2,971                 580
2530-2570 Kasota Avenue                    St. Paul, MN                          407          2,308                 635
504 Malcolm Ave SE                        Minneapolis, MN                        757              -                 421
553 North Fairview                        Minneapolis, MN                        585          3,575                 423
1150 Gateway Drive                         Shakopee, MN                            -              -                   -

NASHVILLE
1621 Heil Quaker Boulevard                 Nashville, TN            (d)          413          2,348                 468
417 Harding Industrial Drive               Nashville, TN                         653          4,583               1,338
3099 Barry Drive                           Portland, TN                          418          2,368                  63
3150 Barry Drive                           Portland, TN                          941          5,333                 337
5599 Highway 31 West                       Portland, TN                          564          3,196                  65
1650 Elm Hill Pike                         Nashville, TN                         329          1,867                  69
1821 Air Lane Drive                        Nashville, TN                         149            846                  13
1102 Appleton Drive                        Nashville, TN                         154            873                   1
1920 Air Lane Drive                        Nashville, TN                         250          1,415                  30
1931 Air Lane Drive                        Nashville, TN                         491          2,785                 117
470 Metroplex Drive (o)                    Nashville, TN                         619          3,507               1,176
1150 Antiock Pike                          Nashville, TN                         667          3,748                  44
1630 Corporate Place                       La Vergne, TN                         230          1,271                 326
4640 Cummings Park                         Nashville, TN                         360          2,040                  51

NORTHERN NEW JERSEY
60 Ethel Road West                        Piscataway, NJ                         252          1,426                 139
70 Ethel Road West                        Piscataway, NJ                         431          2,443                 147
105 Neptune Boulevard                       Neptune, NJ                          245          1,386                 218
140 Hanover Avenue                          Hanover, NJ                          457          2,588                 368
601-629 Montrose Avenue                South Plainfield, NJ                      487          2,762                 226
3 Marlen                                   Hamilton, NJ                           71            404                 100
5 Marlen                                   Hamilton, NJ                          116            655                  41
7 Marlen                                   Hamilton, NJ                          128            728                  61
8 Marlen                                   Hamilton, NJ                          230          1,302                  46
15 Marlen                                  Hamilton, NJ                           53            302                  34
17 Marlen                                  Hamilton, NJ                          104            588                  60
1 South Gold Drive                         Hamilton, NJ                          106            599                  44
5 South Gold Drive                         Hamilton, NJ                          106            602                  57

                                            GROSS AMOUNT CARRIED
                                         AT CLOSE OF PERIOD 12/31/99
                                 -----------------------------------------     ACCUMULATED
                                               BUILDING AND                    DEPRECIATION  YEAR BUILT/  DEPRECIABLE
BUILDING ADDRESS                   LAND        IMPROVEMENTS        TOTAL         12/31/99     RENOVATED  LIVES (YEARS)
----------------                 ---------     ------------        -----       ------------ -----------  -------------
11201 Hampshire Avenue South        501           1,887           2,388               852       1986          (v)
12220-12222 Nicollet Avenue         114             462             576               184     1989/90         (v)
12250-12268 Nicollet Avenue         296           1,200           1,496               474     1989/90         (v)
12224-12226 Nicollet Avenue         207             878           1,085               350     1989/90         (v)
305 2nd Street Northwest            460           2,785           3,245               411       1991          (v)
980 Lone Oak Road                   683           4,494           5,177               848       1992          (v)
990 Lone Oak Road                   873           5,818           6,691             1,155       1989          (v)
1030 Lone Oak Road                  456           2,767           3,223               411       1988          (v)
1060 Lone Oak Road                  624           3,994           4,618               625       1988          (v)
5400 Nathan Lane                    749           4,505           5,254               637       1990          (v)
6464 Sycamore Court                 457           2,833           3,290               448       1990          (v)
10120 W 76th Street                 315           1,976           2,291               252       1987          (v)
7615 Golden Triangle                268           1,888           2,156               458       1987          (v)
7625 Golden Triangle                415           2,642           3,057               388       1987          (v)
2605 Fernbrook Lane North           445           2,903           3,348               478       1987          (v)
12155 Nicollet Ave.                 288           1,700           1,988               173       1995          (v)
900 Apollo Road                   1,030           6,980           8,010               749       1970          (v)
7316 Aspen Lane North               377           2,547           2,924               291       1978          (v)
953 Westgate Drive                  193           1,181           1,374               165       1991          (v)
73rd Avenue North                   512           2,921           3,433               274       1995          (v)
1905 W Country Road C               409           2,336           2,745               219       1993          (v)
2720 Arthur Street                  832           4,741           5,573               444       1995          (v)
10205 51st Avenue North             187           1,083           1,270               107       1990          (v)
4100 Peavey Road                    415           2,876           3,291               268       1988          (v)
11300 Hamshire Ave South            541           3,393           3,934               485       1983          (v)
375 Rivertown Drive               1,503           8,415           9,918               528       1996          (v)
5205 Highway 169                    739           3,017           3,756               320       1960          (v)
6451-6595 Citywest Parkway          538           3,658           4,196               419       1984          (v)
7100-7190 Shady Oak Rd (p)        1,149           6,787           7,936               543       1982          (v)
7500-7546 Washington Square         235           1,370           1,605               104       1975          (v)
7550-7588 Washington Square         157             902           1,059                69       1973          (v)
5240-5300 Valley Industrial Blvd S  371           2,254           2,625               182       1975          (v)
1565 First Avenue NW                496           3,041           3,537               210       1978          (v)
7125 Northland Terrace              767           4,357           5,124               295       1996          (v)
6900 Shady Oak Road                 340           1,945           2,285               133       1980          (v)
6477-6525 City West Parkway         819           4,759           5,578               273       1984          (v)
1157 Valley Park Drive              888           4,411           5,299               101       1997          (v)
500-530 Kasota Avenue SE            429           2,544           2,973               123       1976          (v)
770-786 Kasota Avenue SE            344           1,978           2,322                98       1976          (v)
800 Kasota Avenue SE                592           3,483           4,075               165       1976          (v)
2530-2570 Kasota Avenue             462           2,888           3,350               146       1976          (v)
504 Malcolm Ave SE                  936             242           1,178                19       1976          (v)
553 North Fairview                  827           3,756           4,583                45       1999          (v)
1150 Gateway Drive                    -               -               -                 -       1999          (v)

NASHVILLE
1621 Heil Quaker Boulevard          430           2,799           3,229               385       1975          (v)
417 Harding Industrial Drive        763           5,811           6,574             1,283       1972          (v)
3099 Barry Drive                    424           2,425           2,849               196       1995          (v)
3150 Barry Drive                    987           5,624           6,611               456       1993          (v)
5599 Highway 31 West                571           3,254           3,825               264       1995          (v)
1650 Elm Hill Pike                  331           1,934           2,265               116       1984          (v)
1821 Air Lane Drive                 151             857           1,008                50       1984          (v)
1102 Appleton Drive                 154             874           1,028                50       1984          (v)
1920 Air Lane Drive                 251           1,444           1,695               103       1985          (v)
1931 Air Lane Drive                 495           2,898           3,393               209       1984          (v)
470 Metroplex Drive (o)             624           4,678           5,302               226       1986          (v)
1150 Antiock Pike                   668           3,791           4,459               218       1987          (v)
1630 Corporate Place                233           1,594           1,827                47       1999          (v)
4640 Cummings Park                  365           2,086           2,451                13       1986          (v)

NORTHERN NEW JERSEY
60 Ethel Road West                  264           1,553           1,817               107       1982          (v)
70 Ethel Road West                  451           2,570           3,021               160       1979          (v)
105 Neptune Boulevard               255           1,594           1,849               139       1989          (v)
140 Hanover Avenue                  469           2,944           3,413               270    1964/1988        (v)
601-629 Montrose Avenue             512           2,963           3,475               192       1974          (v)
3 Marlen                             74             501             575                33       1981          (v)
5 Marlen                            121             691             812                43       1981          (v)
7 Marlen                            136             781             917                48       1982          (v)
8 Marlen                            235           1,343           1,578                70       1982          (v)
15 Marlen                            58             331             389                20       1982          (v)
17 Marlen                           110             642             752                40       1981          (v)
1 South Gold Drive                  112             637             749                40       1973          (v)
5 South Gold Drive                  113             652             765                44       1974          (v)

                                                                                                                 COSTS
                                                                                        (b)                   CAPITALIZED
                                                                                    INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)        -----------------------        ACQUISITION
BUILDING ADDRESS                           (CITY/STATE)         ENCUMBRANCES    LAND        BUILDINGS        OR COMPLETION
----------------                           ------------         ------------   ------      -----------       -------------
6 South Gold Drive                         Hamilton, NJ                          58            332                  33
7 South Gold Drive                         Hamilton, NJ                          32            182                  29
8 South Gold Drive                         Hamilton, NJ                         103            584                  43
9 South Gold Drive                         Hamilton, NJ                          60            342                  47
11 South Gold Drive                        Hamilton, NJ                         183          1,039                  67
12 South Gold Drive                        Hamilton, NJ                          84            475                  70
9 Princess Road                          Lawrenceville, NJ                      221          1,254                  90
11 Princess Road                         Lawrenceville, NJ                      491          2,780                 166
15 Princess Road                         Lawrenceville, NJ                      234          1,328                 273
17 Princess Road                         Lawrenceville, NJ                      342          1,936                  55
220 Hanover Avenue                          Hanover, NJ                       1,361          7,715                 509
244 Shefield Street                      Mountainside, NJ                       201          1,141                 137
30 Troy Road                                Hanover, NJ                         128            727                  60
15 Leslie Court                             Hanover, NJ                         126            716                  42
20 Leslie Court                             Hanover, NJ                          84            474                  32
25 Leslie Court                             Hanover, NJ                         512          2,899                 142
130 Algonquin Parkway                       Hanover, NJ                         157            888                  75
150 Algonquin Parkway                       Hanover, NJ                          85            479                  34
55 Locust Avenue                           Roseland, NJ                         535          3,034                 182
31 West Forest Street (o)                  Englewood, NJ                        941          5,333                 442
25 World's Fair Drive                      Franklin, NJ                         285          1,616                  83
14 World's Fair Drive                      Franklin, NJ                         483          2,735                 259
16 World's Fair Drive                      Franklin, NJ                         174            988                  77
18 World's Fair Drive                      Franklin, NJ                         123            699                  44
23 World's Fair Drive                      Franklin, NJ                         134            758                  71
12 World's Fair Drive                      Franklin, NJ                         572          3,240                 166
49 Napoleon Court                          Franklin, NJ                         230          1,306                  69
50 Napoleon Court                          Franklin, NJ                         149            842                  41
22 World's Fair Drive                      Franklin, NJ                         364          2,064                 195
26 World's Fair Drive                      Franklin, NJ                         361          2,048                 148
24 World's Fair Drive                      Franklin, NJ                         347          1,968                 150
12 Wright Way                               Oakland, NJ                         410          2,321                 110

NEW ORLEANS
520-524 Elmwood Park Blvd (o)              Jefferson, LA                        926          5,248                 251
125 Mallard St                             St. Rose, LA             (i)         103            586                 223
107 Mallard                                St. Rose, LA             (i)         164            928                  65
125 James Drive West                       St. Rose, LA             (i)         246          1,392                 138
161 James Drive West                       St. Rose, LA                         298          1,687                 260
150 James Drive East                       St. Rose, LA                         399          2,258                 141
115 James Drive West                       St. Rose, LA             (i)         163            922                  60
100 James Drive                            St. Rose, LA             (i)         430          2,435                 144
143 Mallard St                             St. Rose, LA             (i)         143            812                 107
160 James Drive East                       St. Rose, LA             (i)         102            580                 210
190 James Drive East                       St. Rose, LA             (i)         205          1,160                 114
120 Mallard St                             St. Rose, LA             (i)         348          1,971                 289
110 James Drive West                       St. Rose, LA             (i)         143            812                 160
150 Canvasback Dr                          St. Rose, LA                         165            937                  35

PHILADELPHIA
212 Welsh Pool Road                          Exton, PA                          160            886                 108
230-240 Welsh Pool Road                      Exton, PA                          154            851                 134
264 Welsh Pool Road                          Exton, PA                          147            811                  71
254 Welsh Pool Road                          Exton, PA                          152            842                 325
256 Welsh Pool Road                          Exton, PA                           82            452                 183
213 Welsh Pool Road                          Exton, PA                          149            827                 239
251 Welsh Pool Road                          Exton, PA                          144            796                 100
253-255 Welsh Pool Road                      Exton, PA                          113            626                  94
151-161 Philips Road                         Exton, PA                          191          1,059                 160
210 Philips Road                             Exton, PA                          182          1,005                 217
215 Welsh Pool Road                          Exton, PA                           67            372                 166
102 Pickering Way                            Exton, PA                          765          4,235                 417
217 Welsh Pool Road                          Exton, PA                           64            357                  44
216 Philips Road                             Exton, PA                          199          1,100                 186
202 Philips Road                             Exton, PA                          174            966                 130
110 Thousand Oaks Blvd                    Morgantown, PA                        416          2,300               1,185
20 McDonald Blvd                             Aston, PA                          184          1,016                  50
30 McDonald Blvd                             Aston, PA                          135            748                  90
219 Welsh Pool Road                          Exton, PA                          122            678                  38

PHOENIX
7340 South Kyrene Rd                         Tempe, AZ                        1,495          8,469                  47
7350 S Kyrene Road                           Tempe, AZ                          818          4,634                 394
7360 South Kyrene Rd                         Tempe, AZ                          508          2,876                  47
7343 South Hardy Drive                       Tempe, AZ                        1,119          6,341                  83


                                            GROSS AMOUNT CARRIED
                                         AT CLOSE OF PERIOD 12/31/99
                                 -----------------------------------------     ACCUMULATED
                                               BUILDING AND                    DEPRECIATION  YEAR BUILT/  DEPRECIABLE
BUILDING ADDRESS                   LAND        IMPROVEMENTS        TOTAL         12/31/99     RENOVATED  LIVES (YEARS)
----------------                 ---------     ------------        -----       ------------ -----------  -------------
6 South Gold Drive                   63             360             423               22       1975          (v)
7 South Gold Drive                   36             207             243               13       1976          (v)
8 South Gold Drive                  109             621             730               39       1977          (v)
9 South Gold Drive                   65             384             449               26       1980          (v)
11 South Gold Drive                 192           1,097           1,289               68       1979          (v)
12 South Gold Drive                  89             540             629               33       1980          (v)
9 Princess Road                     231           1,334           1,565               86       1985          (v)
11 Princess Road                    511           2,926           3,437              187       1985          (v)
15 Princess Road                    245           1,590           1,835              176       1986          (v)
17 Princess Road                    343           1,990           2,333              140       1986          (v)
220 Hanover Avenue                1,420           8,165           9,585              506       1987          (v)
244 Shefield Street                 210           1,269           1,479               88    1965/1986        (v)
30 Troy Road                        134             781             915               46       1972          (v)
15 Leslie Court                     132             752             884               47       1971          (v)
20 Leslie Court                      88             502             590               31       1974          (v)
25 Leslie Court                     526           3,027           3,553              187       1975          (v)
130 Algonquin Parkway               163             957           1,120               56       1973          (v)
150 Algonquin Parkway                89             509             598               32       1973          (v)
55 Locust Avenue                    560           3,191           3,751              199       1980          (v)
31 West Forest Street (o)           975           5,741           6,716              357       1978          (v)
25 World's Fair Drive               297           1,687           1,984              105       1986          (v)
14 World's Fair Drive               503           2,974           3,477              214       1980          (v)
16 World's Fair Drive               183           1,056           1,239               66       1981          (v)
18 World's Fair Drive               129             737             866               46       1982          (v)
23 World's Fair Drive               140             823             963               50       1982          (v)
12 World's Fair Drive               593           3,385           3,978              211       1981          (v)
49 Napoleon Court                   238           1,367           1,605               70       1982          (v)
50 Napoleon Court                   154             878           1,032               46       1982          (v)
22 World's Fair Drive               375           2,248           2,623              127       1983          (v)
26 World's Fair Drive               377           2,180           2,557              140       1984          (v)
24 World's Fair Drive               362           2,103           2,465              133       1984          (v)
12 Wright Way                       424           2,417           2,841              151       1981          (v)

NEW ORLEANS
520-524 Elmwood Park Blvd (o)       949           5,476           6,425              304       1986          (v)
125 Mallard St                      108             804             912              100       1984          (v)
107 Mallard                         171             986           1,157               51       1985          (v)
125 James Drive West                257           1,519           1,776               77       1990          (v)
161 James Drive West                304           1,941           2,245              133       1986          (v)
150 James Drive East                409           2,389           2,798              129       1986          (v)
115 James Drive West                171             974           1,145               50       1986          (v)
100 James Drive                     450           2,559           3,009              135       1980          (v)
143 Mallard St                      151             911           1,062               46       1982          (v)
160 James Drive East                108             784             892               80       1981          (v)
190 James Drive East                214           1,265           1,479               68       1987          (v)
120 Mallard St                      365           2,243           2,608              128       1981          (v)
110 James Drive West                150             965           1,115               64       1983          (v)
150 Canvasback Dr                   170             967           1,137               50       1986          (v)

PHILADELPHIA
212 Welsh Pool Road                 175             979           1,154               44       1975          (v)
230-240 Welsh Pool Road             169             970           1,139               43       1975          (v)
264 Welsh Pool Road                 156             873           1,029               39       1975          (v)
254 Welsh Pool Road                 178           1,141           1,319               45       1975          (v)
256 Welsh Pool Road                  92             625             717               24       1975          (v)
213 Welsh Pool Road                 171           1,044           1,215               51       1975          (v)
251 Welsh Pool Road                 157             883           1,040               39       1975          (v)
253-255 Welsh Pool Road             124             709             833               35       1975          (v)
151-161 Philips Road                215           1,195           1,410               52       1975          (v)
210 Philips Road                    197           1,207           1,404               66       1975          (v)
215 Welsh Pool Road                  79             526             605               54       1975          (v)
102 Pickering Way                   823           4,594           5,417              207       1980          (v)
217 Welsh Pool Road                  70             395             465               18       1975          (v)
216 Philips Road                    218           1,267           1,485               58       1985          (v)
202 Philips Road                    198           1,072           1,270               48       1972          (v)
110 Thousand Oaks Blvd              461           3,440           3,901              119       1987          (v)
20 McDonald Blvd                    192           1,058           1,250               35       1988          (v)
30 McDonald Blvd                    149             824             973               32       1988          (v)
219 Welsh Pool Road                 125             713             838                6       1980          (v)

PHOENIX
7340 South Kyrene Rd              1,499           8,512          10,011              443       1996          (v)
7350 S Kyrene Road                  821           5,025           5,846              265       1996          (v)
7360 South Kyrene Rd                512           2,919           3,431              151       1996          (v)
7343 South Hardy Drive            1,129           6,414           7,543              346       1997          (v)

                                                                                                                 COSTS
                                                                                        (b)                   CAPITALIZED
                                                                                    INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)        -----------------------        ACQUISITION
BUILDING ADDRESS                           (CITY/STATE)         ENCUMBRANCES    LAND        BUILDINGS        OR COMPLETION
----------------                           ------------         ------------   ------      -----------       -------------
7333 South Hardy Drive                       Tempe, AZ                         1,549          8,779               56
1045 South Edward Drive                      Tempe, AZ                           390          2,160               53

PORTLAND
5687 International Way (q)                 Milwaukee, OR            (n)          430          2,385              124
5795 SW Jean Road (p)                     Lake Oswego, OR                        427          2,362              113
12130 NE Ainsworth Circle (o)              Portland, OR                          523          2,898              141
5509 NW 122nd Ave (o)                      Milwaukee, OR            (m)          244          1,351               60
6105-6113 NE 92nd Avenue (q)               Portland, OR                          884          4,891              219
8727 NE Marx Drive (p)                     Portland, OR                          580          3,210              151
3910 SW 170th Ave                          Portland, OR                          125            690               39
3388 SE 20th St.                           Portland, OR                           73            405               42
5962-5964 NE 87th Ave                      Portland, OR                           72            398               31
116 SE Yamhill                             Portland, OR                           38            208               22
9106 NE Marx Drive                         Portland, OR                           40            223               28
11620 NE Ainsworth Circle                  Portland, OR                          152            839               34
11824 NE Ainsworth Circle                  Portland, OR                          166            916               43
12124 NE Ainsworth Circle                  Portland, OR                          207          1,148               53
2715 SE Raymond                            Portland, OR                          159            880               53
1645 NE 72nd Ave                           Portland, OR                          116            641               40
1630 SE 8th Ave.                           Portland, OR                          140            775               29
9044 NE Marx Drive                         Portland, OR                           83            459               36
2443 SE 4th Ave.                           Portland, OR                          157            870               47
711 SE Stark St.                           Portland, OR                           42            233               24
11632 NE Ainsworth Circle                  Portland, OR                          799          4,422              172
NE 138th & Airport Way                     Portland, OR                          931          5,155              126
14699 NE Airport Way                       Portland, OR                          242          1,340               51

SALT LAKE
2255 South 300 West (t)                 Salt Lake City, UT                       618          3,504              105
512 Lawndale Drive (u)                  Salt Lake City, UT                     2,779         15,749            1,233
1270 West 2320 South                      West Valley, UT                        138            784               38
1275 West 2240 South                      West Valley, UT                        395          2,241               74
1288 West 2240 South                      West Valley, UT                        119            672               42
2235 South 1300 West                      West Valley, UT                        198          1,120               59
1293 West 2200 South                      West Valley, UT                        158            896               91
1279 West 2200 South                      West Valley, UT                        198          1,120               36
1272 West 2240 South                      West Valley, UT                        336          1,905               71
1149 West 2240 South                      West Valley, UT                        217          1,232               44
1142 West 2320 South                      West Valley, UT                        217          1,232               45

SOUTHERN NEW JERSEY
2-5 North Olnev Ave.                      Cherry Hill, NJ                        284          1,524               50
2 Springdale Road                         Cherry Hill, NJ                        127            701               18
4 Springdale Road (o)                     Cherry Hill, NJ                        335          1,853              373
6 Springdale Road                         Cherry Hill, NJ                         99            547               18
8 Springdale Road                         Cherry Hill, NJ                        259          1,436               42
12 Springdale Road                        Cherry Hill, NJ                        279          1,545               81
1 Esterbrook Lane                         Cherry Hill, NJ                         43            238                8
16 Springdale Road                        Cherry Hill, NJ                        241          1,336               57
5 Esterbrook Lane                         Cherry Hill, NJ                        241          1,336               36
2 Pin Oak Lane                            Cherry Hill, NJ                        317          1,757               60
6 Esterbrook Lane                         Cherry Hill, NJ                        165            914               27
3 Computer Drive                          Cherry Hill, NJ                        500          2,768              134
19 Perina Blvd.                           Cherry Hill, NJ                        161            889               25
28 Springdale Road                        Cherry Hill, NJ                        192          1,060               31
3 Esterbrook Lane                         Cherry Hill, NJ                        199          1,102              228
4 Esterbrook Lane                         Cherry Hill, NJ                        234          1,294               33
26 Springdale Road                        Cherry Hill, NJ                        227          1,257               27
1 Keystone Ave.                           Cherry Hill, NJ                        227          1,223               41
1919 Springdale Road                      Cherry Hill, NJ                        232          1,286               39
21 Olnev Ave.                             Cherry Hill, NJ                         69            380               18
19 Olnev Ave.                             Cherry Hill, NJ                        202          1,119               42
2 Keystone Ave.                           Cherry Hill, NJ                        216          1,194               47
18 Olnev Ave.                             Cherry Hill, NJ                        250          1,382               49
22 Springdale Road                        Cherry Hill, NJ                        526          2,914              199
1998 Springdale Road                      Cherry Hill, NJ                         17             96               39
55 Carnegie Drive                         Cherry Hill, NJ                        550          3,047               76
57 Carnegie Drive                         Cherry Hill, NJ                        739          4,109              113

ST. LOUIS
8921-8957 Frost Avenue                     Hazelwood, MO            (d)          431          2,479               16
9043-9083 Frost Avenue                     Hazelwood, MO            (d)          319          1,838              609
2121 Chapin Industrial Drive              Vinita Park, MO                        606          4,384            1,254
1200 Andes Boulevard                       Olivette, MO                          246          1,412              120


                                            GROSS AMOUNT CARRIED
                                         AT CLOSE OF PERIOD 12/31/99
                                 -----------------------------------------     ACCUMULATED
                                               BUILDING AND                    DEPRECIATION  YEAR BUILT/  DEPRECIABLE
BUILDING ADDRESS                   LAND        IMPROVEMENTS        TOTAL         12/31/99     RENOVATED  LIVES (YEARS)
----------------                 ---------     ------------        -----       ------------ -----------  -------------
7333 South Hardy Drive             1,555           8,829          10,384              460       1997          (v)
1045 South Edward Drive              395           2,208           2,603               23       1976

PORTLAND
5687 International Way (q)           440           2,499           2,939               94       1974          (v)
5795 SW Jean Road (p)                435           2,467           2,902               88       1985          (v)
12130 NE Ainsworth Circle (o)        533           3,029           3,562              106       1986          (v)
5509 NW 122nd Ave (o)                249           1,406           1,655               50       1995          (v)
6105-6113 NE 92nd Avenue (q)         898           5,096           5,994              179       1978          (v)
8727 NE Marx Drive (p)               590           3,351           3,941              118       1987          (v)
3910 SW 170th Ave                    128             726             854               25       1987          (v)
3388 SE 20th St.                      76             444             520               15       1981          (v)
5962-5964 NE 87th Ave                 75             426             501               15       1979          (v)
116 SE Yamhill                        40             228             268                8       1974          (v)
9106 NE Marx Drive                    43             248             291                8       1969          (v)
11620 NE Ainsworth Circle            156             869           1,025               30       1992          (v)
11824 NE Ainsworth Circle            170             955           1,125               33       1992          (v)
12124 NE Ainsworth Circle            212           1,196           1,408               42       1984          (v)
2715 SE Raymond                      163             929           1,092               32       1971          (v)
1645 NE 72nd Ave                     120             677             797               24       1972          (v)
1630 SE 8th Ave.                     144             800             944               28       1968          (v)
9044 NE Marx Drive                    86             492             578               17       1986          (v)
2443 SE 4th Ave.                     161             913           1,074               32       1964          (v)
711 SE Stark St.                      45             254             299                9       1972          (v)
11632 NE Ainsworth Circle            812           4,581           5,393              162       1990          (v)
NE 138th & Airport Way               946           5,266           6,212              186       1990          (v)
14699 NE Airport Way                 248           1,385           1,633               49       1998          (v)

SALT LAKE
2255 South 300 West (t)              612           3,615           4,227              191       1980          (v)
512 Lawndale Drive (u)             2,774          16,987          19,761              901       1981          (v)
1270 West 2320 South                 142             818             960               44       1986          (v)
1275 West 2240 South                 405           2,305           2,710              115       1986          (v)
1288 West 2240 South                 122             711             833               35       1986          (v)
2235 South 1300 West                 202           1,175           1,377               58       1986          (v)
1293 West 2200 South                 162             983           1,145               46       1986          (v)
1279 West 2200 South                 202           1,152           1,354               57       1986          (v)
1272 West 2240 South                 344           1,968           2,312              105       1986          (v)
1149 West 2240 South                 223           1,270           1,493               63       1986          (v)
1142 West 2320 South                 223           1,271           1,494               63       1987          (v)

SOUTHERN NEW JERSEY
2-5 North Olnev Ave.                 285           1,573           1,858               68       1963          (v)
2 Springdale Road                    127             719             846               31       1968          (v)
4 Springdale Road (o)                336           2,225           2,561               86       1963          (v)
6 Springdale Road                     99             565             664               25       1964          (v)
8 Springdale Road                    260           1,477           1,737               64       1966          (v)
12 Springdale Road                   280           1,625           1,905               89       1965          (v)
1 Esterbrook Lane                     43             246             289               11       1965          (v)
16 Springdale Road                   242           1,392           1,634               60       1967          (v)
5 Esterbrook Lane                    242           1,371           1,613               60       1966          (v)
2 Pin Oak Lane                       319           1,815           2,134               79       1968          (v)
6 Esterbrook Lane                    166             940           1,106               41       1966          (v)
3 Computer Drive                     502           2,900           3,402              126       1966          (v)
19 Perina Blvd.                      161             914           1,075               40       1966          (v)
28 Springdale Road                   192           1,091           1,283               47       1967          (v)
3 Esterbrook Lane                    200           1,329           1,529               58       1968          (v)
4 Esterbrook Lane                    235           1,326           1,561               58       1969          (v)
26 Springdale Road                   228           1,283           1,511               56       1968          (v)
1 Keystone Ave.                      222           1,269           1,491               55       1969          (v)
1919 Springdale Road                 233           1,324           1,557               58       1970          (v)
21 Olnev Ave.                         69             398             467               17       1969          (v)
19 Olnev Ave.                        203           1,160           1,363               50       1971          (v)
2 Keystone Ave.                      217           1,240           1,457               56       1966          (v)
18 Olnev Ave.                        251           1,430           1,681               62       1974          (v)
22 Springdale Road                   528           3,111           3,639              176       1977          (v)
1998 Springdale Road                  18             134             152               21       1971          (v)
55 Carnegie Drive                    552           3,121           3,673              136       1988          (v)
57 Carnegie Drive                    742           4,219           4,961              184       1987          (v)

ST. LOUIS
8921-8957 Frost Avenue               431           2,495           2,926              342       1971          (v)
9043-9083 Frost Avenue               319           2,447           2,766              288       1970          (v)
2121 Chapin Industrial Drive         614           5,630           6,244            4,902     1969/87         (v)
1200 Andes Boulevard                 319           1,459           1,778              195       1967          (v)

                                                                                                                 COSTS
                                                                                        (b)                   CAPITALIZED
                                                                                    INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)        -----------------------        ACQUISITION
BUILDING ADDRESS                           (CITY/STATE)         ENCUMBRANCES    LAND        BUILDINGS        OR COMPLETION
----------------                           ------------         ------------   ------      -----------       -------------
1248 Andes Boulevard                       Olivette, MO                             156               907             51
1208-1226 Ambassador Boulevard             Olivette, MO                             235             1,351            104
1503-1525 Fairview Industrial              Olivette, MO                             112               658            143
2462-2470 Schuetz Road                     St. Louis, MO                            174             1,004              -
10431-10449 Midwest Industrial Blvd        Olivette, MO                             237             1,360            214
10751 Midwest Industrial Boulevard         Olivette, MO                             193             1,119             19
11652-11666 Fairgrove Industrial Blvd      St. Louis, MO                            103               599            141
11674-11688 Fairgrove Industrial Blvd      St. Louis, MO                            118               689             27
2337 Centerline Drive                  Maryland Heights, MO                         216             1,242            113
6951 N Hanley (o)                          Hazelwood, MO                            405             2,295          1,607
4560 Anglum Road                           Hazelwood, MO                            150               849            205
2760 South 1st Street                      St. Louis, MO                            800                 -          4,562

TAMPA
6614 Adamo Drive                             Tampa, FL                              177             1,005             51
202 Kelsey                                   Tampa, FL                              602             3,409            148
6202 Benjamin Road                           Tampa, FL                              203             1,151            142
6204 Benjamin Road                           Tampa, FL                              432             2,445            228
6206 Benjamin Road                           Tampa, FL                              397             2,251            169
6302 Benjamin Road                           Tampa, FL                              214             1,212            108
6304 Benjamin Road                           Tampa, FL                              201             1,138            139
6306 Benjamin Road                           Tampa, FL                              257             1,457            210
6308 Benjamin Road                           Tampa, FL                              345             1,958            154
5313 Johns Road                              Tampa, FL                              204             1,159             66
5602 Thompson Center Court                   Tampa, FL                              115               652             41
5411 Johns Road                              Tampa, FL                              230             1,304             91
5525 Johns Road                              Tampa, FL                              192             1,086             63
5607 Johns Road                              Tampa, FL                              102               579             56
5709 Johns Road                              Tampa, FL                              192             1,086             63
5711 Johns Road                              Tampa, FL                              243             1,376            154
4410 E Adamo Drive                           Tampa, FL                              523             2,962            220
4420 E Adamo Drive                           Tampa, FL                              127               718             83
4430 E Adamo Drive                           Tampa, FL                              333             1,885            324
4440 E Adamo Drive                           Tampa, FL                              348             1,975            133
4450 E Adamo Drive                           Tampa, FL                              253             1,436            116
5453 W Waters Avenue                         Tampa, FL                               71               402             78
5455 W Waters Avenue                         Tampa, FL                              307             1,742            170
5553 W Waters Avenue                         Tampa, FL                              307             1,742            148
5501 W Waters Avenue                         Tampa, FL                              154               871             77
5503 W Waters Avenue                         Tampa, FL                               71               402             32
5555 W Waters Avenue                         Tampa, FL                              213             1,206             74
5557 W Waters Avenue                         Tampa, FL                               59               335             26
5463 W. Waters Ave                           Tampa, FL              (l)             497             2,751            451
5903 Johns Road                              Tampa, FL                               88               497             44
4107 N Himes Avenue                          Tampa, FL                              568             3,220            180
5461 W. Waters Ave                           Tampa, FL                              261                 -          1,150
10040 18th Street North                      Tampa, FL                              653                 -             10
5471 W. Waters                               Tampa, FL                              572               798             14
5505 Johns Road #7                           Tampa, FL                              228                 -          1,327
5481 W. Waters Avenue                        Tampa, FL                              558                 -          1,589
5483 W. Waters Avenue                        Tampa, FL                              457                 -          1,931
6702-6712 Benjamin Road (s)                  Tampa, FL                              639             3,536            115

OTHER
2800 Airport Road (r)                       Denton, TX                              369             1,935          1,572
3501 Maple Street                           Abilene, TX                              67             1,057            941
4200 West Harry Street (p)                  Wichita, KS                             193             2,224          1,751
Industrial Park No. 2                    West Lebanon, NH                           723             5,208            175
931 Discovery Road                         Green Bay, WI                            121               685            130
2675 Valley View Drive                    Shreveport, LA                            144                 -          5,199
300 10th Street NW                          Clarion, IA                              35                 -          2,727
6601 S. 33rd Street                         McAllen, TX                             231             1,276             33
9601A Dessau Rd                             Austin, TX                              255                 -          1,765

DEVELOPMENTS / REDEVELOPMENTS / VACANT LAND                                      40,987            39,710         19,023

                                                                            -----------    --------------      ---------
                                                                            $   364,989    $    1,756,535      $ 402,448
                                                                            ===========    ==============      =========


                                                      GROSS AMOUNT CARRIED
                                                   AT CLOSE OF PERIOD 12/31/99
                                            ---------------------------------------       ACCUMULATED
                                                          BUILDING AND                    DEPRECIATION  YEAR BUILT/  DEPRECIABLE
BUILDING ADDRESS                              LAND        IMPROVEMENTS        TOTAL         12/31/99     RENOVATED  LIVES (YEARS)
----------------                            ---------     ------------        -----       ------------ -----------  -------------
1248 Andes Boulevard                              157             957           1,114               182       1967          (v)
1208-1226 Ambassador Boulevard                    235           1,455           1,690               205       1966          (v)
1503-1525 Fairview Industrial                     112             801             913               146       1967          (v)
2462-2470 Schuetz Road                            174           1,004           1,178               138       1965          (v)
10431-10449 Midwest Industrial Blvd               237           1,574           1,811               240       1967          (v)
10751 Midwest Industrial Boulevard                193           1,138           1,331               157       1965          (v)
11652-11666 Fairgrove Industrial Blvd             103             740             843               111       1966          (v)
11674-11688 Fairgrove Industrial Blvd             118             716             834               116       1967          (v)
2337 Centerline Drive                             216           1,355           1,571               192       1967          (v)
6951 N Hanley (o)                                 419           3,888           4,307               401       1965          (v)
4560 Anglum Road                                  161           1,043           1,204                92       1970          (v)
2760 South 1st Street                             822           4,540           5,362               143       1997          (v)

TAMPA
6614 Adamo Drive                                  180           1,053           1,233                55       1967          (v)
202 Kelsey                                        619           3,540           4,159               183       1989          (v)
6202 Benjamin Road                                211           1,285           1,496                64       1981          (v)
6204 Benjamin Road                                454           2,651           3,105               145       1982          (v)
6206 Benjamin Road                                416           2,401           2,817               124       1983          (v)
6302 Benjamin Road                                224           1,310           1,534                76       1983          (v)
6304 Benjamin Road                                209           1,269           1,478                83       1984          (v)
6306 Benjamin Road                                269           1,655           1,924                89       1984          (v)
6308 Benjamin Road                                362           2,095           2,457               108       1984          (v)
5313 Johns Road                                   213           1,216           1,429                63       1991          (v)
5602 Thompson Center Court                        120             688             808                36       1972          (v)
5411 Johns Road                                   241           1,384           1,625                71       1997          (v)
5525 Johns Road                                   200           1,141           1,341                59       1993          (v)
5607 Johns Road                                   110             627             737                33       1991          (v)
5709 Johns Road                                   200           1,141           1,341                59       1990          (v)
5711 Johns Road                                   255           1,518           1,773                95       1990          (v)
4410 E Adamo Drive                                550           3,155           3,705               165       1990          (v)
4420 E Adamo Drive                                134             794             928                42       1990          (v)
4430 E Adamo Drive                                345           2,197           2,542               115       1987          (v)
4440 E Adamo Drive                                362           2,094           2,456               108       1988          (v)
4450 E Adamo Drive                                266           1,539           1,805                90       1969          (v)
5453 W Waters Avenue                               82             469             551                24       1987          (v)
5455 W Waters Avenue                              326           1,893           2,219               103       1987          (v)
5553 W Waters Avenue                              326           1,871           2,197                99       1987          (v)
5501 W Waters Avenue                              162             940           1,102                49       1990          (v)
5503 W Waters Avenue                               75             430             505                23       1990          (v)
5555 W Waters Avenue                              221           1,272           1,493                66       1990          (v)
5557 W Waters Avenue                               62             358             420                19       1990          (v)
5463 W. Waters Ave                                560           3,139           3,699               156       1996          (v)
5903 Johns Road                                    93             536             629                28       1987          (v)
4107 N Himes Avenue                               590           3,378           3,968               176       1990          (v)
5461 W. Waters Ave                                265           1,146           1,411                28       1998          (v)
10040 18th Street North                           660               3             663                 -       1999          (v)
5471 W. Waters                                    574             810           1,384                 6       1999          (v)
5505 Johns Road #7                                228           1,327           1,555                 3       1999          (v)
5481 W. Waters Avenue                             560           1,587           2,147                 2       1999          (v)
5483 W. Waters Avenue                             459           1,929           2,388                 3       1999          (v)
6702-6712 Benjamin Road (s)                       651           3,639           4,290                 -       1982          (v)

OTHER
2800 Airport Road (r)                             490           3,386           3,876             1,310       1965          (v)
3501 Maple Street                                 260           1,805           2,065               691       1980          (v)
4200 West Harry Street (p)                        528           3,640           4,168             1,398       1972          (v)
Industrial Park No. 2                             776           5,330           6,106             2,046       1968          (v)
931 Discovery Road                                138             798             936                51       1997          (v)
2675 Valley View Drive                            259           5,084           5,343               157       1997          (v)
300 10th Street NW                                165           2,597           2,762                81       1997          (v)
6601 S. 33rd Street                               233           1,307           1,540                16       1975          (v)
9601A Dessau Rd                                   367           1,653           2,020                 3       1999          (v)

DEVELOPMENTS / REDEVELOPMENTS / VACANT LAND    42,660          48,833          91,493             2,745       (w)
                                            ---------     -----------     -----------         ---------
                                            $ 383,938     $ 2,131,807     $ 2,515,745   (x)   $ 211,456
                                            =========     ===========     ===========         =========

NOTES:
(a)   See description of encumbrances in Note 4 to Notes to Consolidated
      Financial statements.

(b) Initial cost for each respective property is total acquisition costs associated with its purchase.

(c)   These properties are owned by the Securities Partnership.  The Securities
      Partnership guarantees the payment on the Series A Preferred Stock of dividends and amounts upon redemtion, liquidation, dissloution or winding-up.

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

(k)   These properties collateralize the Acquisition Mortgage Loan IV.

(l)   These properties collateralize the Acquisition Mortgage Loan V.

(m)   These properties collateralize the Acquisition Mortgage Loan VI.

(n)   These properties collateralize the Acquisition Mortgage Loan VII.

(o)   Comprised of two properties.

(p)   Comprised of three properties.

(q)   Comprised of four properties.

(r)   Comprised of five properties.

(s)   Comprised of six properties.

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

(x)   Excludes $80,410 of Construction in Progress and $1,437 of Furniture,
      Fixtures and Equipment.







At December 31, 1999, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $2.3 billion (excluding construction in progress).

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                                 SCHEDULE III:
              REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                            AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)




     The changes in total real estate assets for the three years ended December 31, 1999 are as follows:


                                                                          1999             1998             1997
                                                                      -----------      -----------      -----------
Balance, Beginning of Year ......................................     $ 2,583,033      $ 1,994,346      $ 1,050,779
Acquisition, Construction Costs and Improvements ................         242,303          683,619          975,168
Disposition of Assets ...........................................        (227,744)         (94,932)         (31,601)
                                                                      -----------      -----------      -----------
Balance, End of Year ............................................     $ 2,597,592      $ 2,583,033      $ 1,994,346
                                                                      ===========      ===========      ===========

     The changes in accumulated depreciation for the three years ended December 31, 1999 are as follows:


                                                                          1999             1998             1997
                                                                      -----------      -----------      -----------
Balance, Beginning of Year ......................................     $   175,886      $   121,030      $    91,457
Depreciation for Year ...........................................          62,208           57,565           35,286
Disposition of Assets ...........................................         (26,638)          (2,709)          (5,713)
                                                                      -----------      -----------      -----------
Balance, End of Year ............................................     $   211,456      $   175,886      $   121,030
                                                                      ===========      ===========      ===========

                        REPORT OF INDEPENDENT ACCOUNTANTS








To the Board of Directors and Stockholders of First Industrial Realty Trust, Inc.

Our report on the consolidated financial statements of First Industrial Realty Trust, Inc. is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index to Financial Statments and Financial Statement Schedule on page F-1 of thi Form 10-K. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






                                                  PricewaterhouseCoopers LLP



Chicago, Illinois
February 14, 2000

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                                 SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                                                COSTS
                                                                                        (b)                  CAPITALIZED
                                                                                    INITIAL COST            SUBSEQUENT TO
                                             LOCATION               (a)        -----------------------       ACQUISITION
BUILDING ADDRESS                           (CITY/STATE)         ENCUMBRANCES    LAND        BUILDINGS        OR COMPLETION
----------------                           ------------         ------------   ------      -----------       -------------
ATLANTA
4250 River Green Parkway                    Duluth, GA              (d)        $    264    $     1,522         $        42
3400 Corporate Parkway                      Duluth, GA              (d)             281          1,621                 222
3450 Corporate Parkway                      Duluth, GA              (d)             506          2,904                  98
3500 Corporate Parkway                      Duluth, GA              (d)             260          1,500                  91
3425 Corporate Parkway                      Duluth, GA              (d)             385          2,212                 172
1650 GA Highway 155                         Atlanta, GA                             788          4,544                 243
14101 Industrial Park Boulevard             Atlanta, GA                             285          1,658                 525
801-804 Blacklawn Road                      Atlanta, GA                             361          2,095                 209
1665 Dogwood Drive                          Atlanta, GA                             635          3,662                  32
1715 Dogwood Drive                          Atlanta, GA                             288          1,675                 102
11235 Harland Drive                         Atlanta, GA                             125            739                  39
700 Westlake Parkway                        Atlanta, GA                             213          1,551                 610
800 Westlake Parkway                        Atlanta, GA                             450          2,645                 495
4050 Southmeadow Parkway                    Atlanta, GA                             401          2,813                 165
4051 Southmeadow Parkway                    Atlanta, GA                             697          3,486                 852
4071 Southmeadow Parkway                    Atlanta, GA                             750          4,460                 724
4081 Southmeadow Parkway                    Atlanta, GA                           1,012          5,450                 624
1875 Rockdale Industrial Blvd.              Atlanta, GA                             386          2,264                 202
3312 N. Berkeley Lake Road                  Duluth, GA                            2,937         16,644               1,222
370 Great Southwest Parkway (o)             Atlanta, GA                             527          2,984                 357
3495 Bankhead Highway (o)                   Atlanta, GA                             983          5,568                 468
955 Cobb Place                             Kennesaw, GA                             780          4,420                 170
6105 Boatrock Blvd                          Atlanta, GA                              89            504                  30
1640 Sands Place                           Marietta, GA                             162            920                  39
7000 Highland Parkway                       Smyrna, GA                              761          4,213                  59
2084 Lake Industrial Court                  Conyers, GA                             662              -               4,601
1005 Sigman Road                            Conyers, GA                             566          3,134                  96
2050 East Park Drive                        Conyers, GA                             452          2,504                  77
1003 Sigman Road                            Conyers, GA                             499          2,761                  91
201 Greenwood                              McDonough, GA                          2,066            304              17,200

BALTIMORE
3431 Benson                                Baltimore, MD                            553          3,062                  98
1801 Portal                                Baltimore, MD                            251          1,387                 150
1811 Portal                                Baltimore, MD                            327          1,811                 195
1831 Portal                                Baltimore, MD                            268          1,486                 395
1821 Portal                                Baltimore, MD                            430          2,380                 680
1820 Portal                                Baltimore, MD            (k)             884          4,891                 152
6615 Tributary                             Baltimore, MD                            420          2,327                 105
7340 Executive                             Frederick, MD                            936          5,182                 161
4845 Governers Way                         Frederick, MD                            810          4,487                 113
8900 Yellow Brick Road                     Baltimore, MD                            447          2,473                 228
7476 New Ridge                              Hanover, MD                             394          2,182                 104
8779 Greenwood Place                        Savage, MD                              704          3,896                 166

BATON ROUGE
11200 Industriplex Blvd.                  Baton Rouge, LA                           463          2,624                  88
11441 Industriplex Blvd.                  Baton Rouge, LA                           331          1,874                 222
11301 Industriplex Blvd.                  Baton Rouge, LA                           265          1,499                  70
6565 Exchequer Drive                      Baton Rouge, LA                           461          2,614                 101

CENTRAL PENNSYLVANIA
1214-B+B102 Freedom Road              Cranberry Township, PA                         31            994                 617
401 Russell Drive                         Middletown, PA                            262            857               1,499
2700 Commerce Drive                       Harrisburg, PA                            196            997                 670
2701 Commerce Drive                       Harrisburg, PA                            141            859               1,172
2780 Commerce Drive                       Harrisburg, PA                            113            743               1,033
7125 Grayson Road                         Harrisburg, PA                          1,514          8,779                   6
7253 Grayson Road                         Harrisburg, PA                            894          5,168                  57
5020 Louise Drive                        Mechanicsburg, PA          (c)             707              -               2,782
7195 Grayson                              Harrisburg, PA            (c)             478          2,771                  80
400 First Street                          Middletown, PA                            280          1,839                 802
401 First Street                          Middletown, PA                            819          5,381               1,898
500 Industrial Lane                       Middletown, PA                            194          1,272                 284
600 Hunter Lane                           Middletown, PA                            191              -               4,393
300 Hunter Lane                           Middletown, PA                            216              -               6,169


                                                   GROSS AMOUNT CARRIED
                                                AT CLOSE OF PERIOD 12/31/99
                                       -----------------------------------------       ACCUMULATED
                                                     BUILDING AND                      DEPRECIATION   YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                         LAND        IMPROVEMENTS        TOTAL           12/31/99      RENOVATED   LIVES (YEARS)
----------------                       ---------     ------------        -----         ------------   -----------  -------------
4250 River Green Parkway               $    264      $    1,564      $    1,828        $         214       1988          (v)
3400 Corporate Parkway                      281           1,843           2,124                  326       1987          (v)
3450 Corporate Parkway                      506           3,002           3,508                  402       1988          (v)
3500 Corporate Parkway                      260           1,591           1,851                  212       1991          (v)
3425 Corporate Parkway                      385           2,384           2,769                  387       1990          (v)
1650 GA Highway 155                         788           4,787           5,575                  758       1991          (v)
14101 Industrial Park Boulevard             285           2,183           2,468                  251       1984          (v)
801-804 Blacklawn Road                      361           2,304           2,665                  435       1982          (v)
1665 Dogwood Drive                          635           3,694           4,329                  511       1973          (v)
1715 Dogwood Drive                          288           1,777           2,065                  310       1973          (v)
11235 Harland Drive                         125             778             903                  117       1988          (v)
700 Westlake Parkway                        223           2,151           2,374                  365       1990          (v)
800 Westlake Parkway                        479           3,111           3,590                  481       1991          (v)
4050 Southmeadow Parkway                    425           2,954           3,379                  425       1991          (v)
4051 Southmeadow Parkway                    726           4,309           5,035                  656       1989          (v)
4071 Southmeadow Parkway                    828           5,106           5,934                  735       1991          (v)
4081 Southmeadow Parkway                  1,157           5,929           7,086                  850       1989          (v)
1875 Rockdale Industrial Blvd.              386           2,466           2,852                  317       1966          (v)
3312 N. Berkeley Lake Road                3,053          17,750          20,803                1,699       1969          (v)
370 Great Southwest Parkway (o)             546           3,322           3,868                  321       1996          (v)
3495 Bankhead Highway (o)                 1,021           5,998           7,019                  464       1986          (v)
955 Cobb Place                              804           4,566           5,370                  266       1991          (v)
6105 Boatrock Blvd                           91             532             623                   27       1972          (v)
1640 Sands Place                            166             955           1,121                   54       1977          (v)
7000 Highland Parkway                       691           4,342           5,033                  209       1998          (v)
2084 Lake Industrial Court                  803           4,460           5,263                    -       1998          (v)
1005 Sigman Road                            574           3,222           3,796                   20       1986          (v)
2050 East Park Drive                        459           2,574           3,033                   16       1998          (v)
1003 Sigman Road                            506           2,845           3,351                   12       1996          (v)
201 Greenwood                             2,205          17,365          19,570                   36       1999          (v)

BALTIMORE
3431 Benson                                 562           3,151           3,713                  137       1988          (v)
1801 Portal                                 271           1,517           1,788                   66       1987          (v)
1811 Portal                                 354           1,979           2,333                   86       1987          (v)
1831 Portal                                 290           1,859           2,149                   73       1990          (v)
1821 Portal                                 467           3,023           3,490                  145       1986          (v)
1820 Portal                                 899           5,028           5,927                  220       1982          (v)
6615 Tributary                              432           2,420           2,852                  106       1987          (v)
7340 Executive                              957           5,322           6,279                  233       1988          (v)
4845 Governers Way                          824           4,586           5,410                  200       1988          (v)
8900 Yellow Brick Road                      475           2,673           3,148                  118       1982          (v)
7476 New Ridge                              401           2,279           2,680                   98       1987          (v)
8779 Greenwood Place                        727           4,039           4,766                   34       1978          (v)

BATON ROUGE
11200 Industriplex Blvd.                    475           2,700           3,175                  136       1986          (v)
11441 Industriplex Blvd.                    340           2,087           2,427                  152       1987          (v)
11301 Industriplex Blvd.                    273           1,561           1,834                   82       1985          (v)
6565 Exchequer Drive                        473           2,703           3,176                  140       1986          (v)

CENTRAL PENNSYLVANIA
1214-B+B102 Freedom Road                    205           1,437           1,642                  554       1982          (v)
401 Russell Drive                           287           2,331           2,618                  775       1990          (v)
2700 Commerce Drive                         206           1,657           1,863                  484       1990          (v)
2701 Commerce Drive                         164           2,008           2,172                  477       1989          (v)
2780 Commerce Drive                         209           1,680           1,889                  491       1989          (v)
7125 Grayson Road                         1,514           8,785          10,299                1,255       1991          (v)
7253 Grayson Road                           894           5,225           6,119                  751       1990          (v)
5020 Louise Drive                           716           2,773           3,489                  396       1995          (v)
7195 Grayson                                479           2,850           3,329                  361       1994          (v)
400 First Street                            192           2,729           2,921                  267    1963-1965        (v)
401 First Street                            563           7,535           8,098                  771    1963-1965        (v)
500 Industrial Lane                         133           1,617           1,750                  169    1963-1965        (v)
600 Hunter Lane                             191           4,393           4,584                  293       (m)           (v)
300 Hunter Lane                             216           6,169           6,385                  381       (m)           (v)

                                                                                                                 COSTS
                                                                                        (b)                   CAPITALIZED
                                                                                    INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)        -----------------------        ACQUISITION
BUILDING ADDRESS                           (CITY/STATE)         ENCUMBRANCES    LAND        BUILDINGS        OR COMPLETION
----------------                           ------------         ------------   ------      -----------       -------------
Fruehauf Building #6                      Middletown, PA                              -              -               6,426
3380 Susquehanna Trail North                 York, PA                               450          2,550                 137
495 East Locust Lane                         York, PA                               810          4,590                 237
350 Old Silver Spring Road               Mechanicsburg, PA                          510          2,890               4,226
4500 Westport Drive                      Mechanicsburg, PA                          690          3,910                 257
41 Weaver Road                              Denver, PA                              501         14,171               5,527

CHICAGO
720-730 Landwehr Road                     Northbrook, IL            (d)             521          2,982                   1
3170-3190 MacArthur Boulevard             Northbrook, IL            (d)             370          2,126                 278
20W201 101st Street                         Lemont, IL              (d)             967          5,554                 763
280-296 Palatine Road                      Wheeling, IL             (d)             305          1,735                 555
2300 Hammond Drive                        Schaumburg, IL                            442          1,241               1,036
6500 North Lincoln Avenue                 Lincolnwood, IL                           613          1,336               1,826
3600 West Pratt Avenue                    Lincolnwood, IL                         1,050          5,767                 482
917 North Shore Drive                     Lake Bluff, IL                            556          3,212                  45
6750 South Sayre Avenue                  Bedford Park, IL                           224          1,309                  76
585 Slawin Court                        Mount Prospect, IL                          611          3,505                   1
2300 Windsor Court                          Addison, IL                             688          3,943                 385
3505 Thayer Court                           Aurora, IL                              430          2,472                  17
3600 Thayer Court                           Aurora, IL                              636          3,645                 178
736-776 Industrial Drive                   Elmhurst, IL                             349          1,994                 848
480 East 14th St.                       Chicago Heights, IL                         620          3,430                 151
305-311 Era Drive                         Northbrook, IL                            200          1,154                 146
700-714 Landwehr Road                     Northbrook, IL                            357          2,052                 244
4330 South Racine Avenue                    Chicago, IL                             448          1,893                 231
13040 S. Crawford Ave.                       Alsip, IL                            1,073          6,193                  24
12241 Melrose Street                     Franklin Park, IL                          332          1,931               1,085
3150-3160 MacArthur Boulevard             Northbrook, IL            (c)             439          2,518                 111
365 North Avenue                         Carol Stream, IL           (c)           1,208          6,961                  81
2942 MacArthur Boulevard                  Northbrook, IL            (c)             315          1,803                 255
12301-12325 S Laramie Ave                    Alsip, IL                              650          3,692                 387
301 Hintz                                  Wheeling, IL                             160            905                  71
301 Alice                                  Wheeling, IL                             218          1,236                  58
410 W 169th Street                       South Holland, IL                          462          2,618                 163
1001 Commerce Court                      Buffalo Grove, IL                          615          3,485                 146
11939 S Central Avenue                       Alsip, IL                            1,208          6,843                 177
405 East Shawmut                           La Grange, IL                            368          2,083                 104
1010-50 Sesame Street                     Bensenville, IL           (h)             979          5,546                 240
5555 West 70th Place                     Bedford Park, IL                           146            829                  89
3200-3250 South St. Louis (o)               Chicago, IL                             110            625               1,007
3110-3130 South St. Louis                   Chicago, IL                             115            650                  71
7301 South Hamlin                           Chicago, IL                             149            846                 340
7401 South Pulaski                          Chicago, IL                             664          3,763                 704
3900 West 74th Street                       Chicago, IL                             137            778                 306
7501 S. Pulaski                             Chicago, IL                             360          2,038                 299
396 Fenton Lane                          West Chicago, IL                           202          1,143                  70
400 Wegner Drive                         West Chicago, IL                            65            367                  57
450 Fenton Lane                          West Chicago, IL                           195          1,106                  64
385 Fenton Lane                          West Chicago, IL                           868          4,918                 106
335 Crossroad Parkway                     Bolingbrook, IL                         1,560          8,840                 759
10435 Seymour Avenue                     Franklin Park, IL                          181          1,024                  83
905 Paramount                               Batavia, IL                             243          1,375                 308
1005 Paramount                              Batavia, IL                             282          1,600                 303
34-45 Lake Street                          Northlake, IL                            440          2,491                 216
2120-24 Roberts                            Broadview, IL                            220          1,248                 159
4309 South Morgan Street                    Chicago, IL                             750          4,150                 222
405-17 University Drive                 Arlington Hgts, IL                          265          1,468                 110
6300 W. Howard                               Niles, IL                              743          4,208                 329

CINCINNATI
9900-9970 Princeton                       Cincinnati, OH            (e)             545          3,088                 982
2940 Highland Avenue                      Cincinnati, OH            (e)           1,717          9,730                 966
4700-4750 Creek Road                      Cincinnati, OH            (e)           1,080          6,118                 390
4860 Duff Drive                           Cincinnati, OH                             67            378                  37
4866 Duff Drive                           Cincinnati, OH                             67            379                  14
4884 Duff Drive                           Cincinnati, OH                            104            591                  70
4890 Duff Drive                           Cincinnati, OH                            104            592                  27
9636-9643 Interocean Drive                Cincinnati, OH                            123            695                 108
12072 Best Place                          Springboro, OH                            426              -               3,320
901 Pleasant Valley Drive                 Springboro, OH                            304          1,721                 284
4440 Mulhauser Road                       Cincinnati, OH                          1,067             39               9,118



                                             GROSS AMOUNT CARRIED
                                          AT CLOSE OF PERIOD 12/31/99
                                  -----------------------------------------        ACCUMULATED
                                                 BUILDING AND                      DEPRECIATION   YEAR BUILT/  DEPRECIABLE
BUILDING ADDRESS                     LAND        IMPROVEMENTS       TOTAL           12/31/99      RENOVATED   LIVES (YEARS)
----------------                   ---------     ------------       -----         ------------   -----------  -------------
Fruehauf Building #6                    -           6,426           6,426                  217       1998          (v)
3380 Susquehanna Trail North          467           2,670           3,137                  189       1990          (v)
495 East Locust Lane                  838           4,799           5,637                  339       1993          (v)
350 Old Silver Spring Road            542           7,084           7,626                  335       1968          (v)
4500 Westport Drive                   727           4,130           4,857                  266       1996          (v)
41 Weaver Road                      2,532          17,667          20,199                  875       1974          (v)

CHICAGO
720-730 Landwehr Road                 521           2,983           3,504                  411       1978          (v)
3170-3190 MacArthur Boulevard         370           2,404           2,774                  359       1978          (v)
20W201 101st Street                   968           6,316           7,284                1,051       1988          (v)
280-296 Palatine Road                 310           2,285           2,595                  276       1978          (v)
2300 Hammond Drive                    444           2,275           2,719                1,335       1970          (v)
6500 North Lincoln Avenue             625           3,150           3,775                1,324     1965/88         (v)
3600 West Pratt Avenue              1,050           6,249           7,299                  916     1953/88         (v)
917 North Shore Drive                 556           3,257           3,813                  470       1974          (v)
6750 South Sayre Avenue               224           1,385           1,609                  199       1975          (v)
585 Slawin Court                      611           3,506           4,117                  482       1992          (v)
2300 Windsor Court                    696           4,320           5,016                  792       1986          (v)
3505 Thayer Court                     430           2,489           2,919                  350       1989          (v)
3600 Thayer Court                     636           3,823           4,459                  583       1989          (v)
736-776 Industrial Drive              349           2,842           3,191                  463       1975          (v)
480 East 14th St.                     620           3,581           4,201                  161       1958          (v)
305-311 Era Drive                     205           1,295           1,500                  200       1978          (v)
700-714 Landwehr Road                 357           2,296           2,653                  333       1978          (v)
4330 South Racine Avenue              468           2,104           2,572                1,346       1978          (v)
13040 S. Crawford Ave.              1,073           6,217           7,290                  828       1976          (v)
12241 Melrose Street                  469           2,879           3,348                  398       1969          (v)
3150-3160 MacArthur Boulevard         429           2,639           3,068                  368       1978          (v)
365 North Avenue                    1,208           7,042           8,250                  924       1969          (v)
2942 MacArthur Boulevard              311           2,062           2,373                  309       1979          (v)
12301-12325 S Laramie Ave             659           4,070           4,729                  413       1975          (v)
301 Hintz                             167             969           1,136                   96       1960          (v)
301 Alice                             225           1,287           1,512                  128       1965          (v)
410 W 169th Street                    476           2,767           3,243                  264       1974          (v)
1001 Commerce Court                   629           3,617           4,246                  262       1989          (v)
11939 S Central Avenue              1,229           6,999           8,228                  471       1972          (v)
405 East Shawmut                      379           2,176           2,555                  140       1965          (v)
1010-50 Sesame Street               1,003           5,762           6,765                  322       1976          (v)
5555 West 70th Place                  157             907           1,064                   50       1973          (v)
3200-3250 South St. Louis (o)         116           1,626           1,742                  175       1968          (v)
3110-3130 South St. Louis             120             716             836                   40       1968          (v)
7301 South Hamlin                     154           1,181           1,335                   64       1975          (v)
7401 South Pulaski                    685           4,446           5,131                  259       1975          (v)
3900 West 74th Street                 142           1,079           1,221                   72       1975          (v)
7501 S. Pulaski                       326           2,371           2,697                  132       1975          (v)
396 Fenton Lane                       205           1,210           1,415                   62       1987          (v)
400 Wegner Drive                       67             422             489                   25       1988          (v)
450 Fenton Lane                       198           1,167           1,365                   58       1990          (v)
385 Fenton Lane                       878           5,014           5,892                  250       1990          (v)
335 Crossroad Parkway               1,587           9,572          11,159                  467       1996          (v)
10435 Seymour Avenue                  189           1,099           1,288                   54       1967          (v)
905 Paramount                         250           1,676           1,926                   76       1977          (v)
1005 Paramount                        291           1,894           2,185                   88       1978          (v)
34-45 Lake Street                     452           2,695           3,147                  129       1978          (v)
2120-24 Roberts                       227           1,400           1,627                   72       1960          (v)
4309 South Morgan Street              778           4,344           5,122                  198       1975          (v)
405-17 University Drive               266           1,577           1,843                   63       1977          (v)
6300 W. Howard                        789           4,491           5,280                  399    1956/1964        (v)

CINCINNATI
9900-9970 Princeton                   566           4,049           4,615                  402       1970          (v)
2940 Highland Avenue                1,772          10,641          12,413                1,095    1969/1974        (v)
4700-4750 Creek Road                1,109           6,479           7,588                  613       1960          (v)
4860 Duff Drive                        68             414             482                   31       1979          (v)
4866 Duff Drive                        68             392             460                   30       1979          (v)
4884 Duff Drive                       107             658             765                   50       1979          (v)
4890 Duff Drive                       107             616             723                   50       1979          (v)
9636-9643 Interocean Drive            125             801             926                   80       1983          (v)
12072 Best Place                      443           3,303           3,746                  175       1984          (v)
901 Pleasant Valley Drive             313           1,996           2,309                  103       1984          (v)
4440 Mulhauser Road                 1,113           9,111          10,224                  100       1999          (v)

                                                                                                                 COSTS
                                                                                        (b)                   CAPITALIZED
                                                                                    INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)        -----------------------        ACQUISITION
BUILDING ADDRESS                           (CITY/STATE)         ENCUMBRANCES    LAND        BUILDINGS        OR COMPLETION
----------------                           ------------         ------------   ------      -----------       -------------
CLEVELAND
6675 Parkland Blvd                         Cleveland, OH                            548          3,103              173
21510-21600 Alexander Road (p)              Oakwood, OH                             509          2,883              171
5405 & 5505 Valley Belt Road  (o)        Independence, OH                           371          2,101              201
10145 Philipp Parkway                     Streetsboro, OH                           334          1,891               59
4410 Hamann                               Willoughby, OH                            138            782               82

COLUMBUS
6911 Americana Parkway                     Columbus, OH                             314          1,777              144
3800 Lockbourne Industrial Parkway         Columbus, OH                           1,087          6,162              220
3880 Groveport Road                        Columbus, OH                           2,145         12,154              460
1819 North Walcutt Road                    Columbus, OH                             810          4,590              226
4300 Cemetery Road                         Hilliard, OH                           1,103          6,248              215
4115 Leap Road (o)                         Hilliard, OH                             758          4,297              104
3300 Lockbourne                            Columbus, OH                             708          3,920               87

DALLAS
1275-1281 Roundtable Drive                  Dallas, TX                              148            839             (111)
2406-2416 Walnut Ridge                      Dallas, TX                              178          1,006               44
12750 Perimiter Drive                       Dallas, TX                              638          3,618              185
1324-1343 Roundtable Drive                  Dallas, TX                              178          1,006              271
1405-1409 Avenue II East                 Grand Prairie, TX                          118            671              (51)
2651-2677 Manana                            Dallas, TX                              266          1,510               75
2401-2419 Walnut Ridge                      Dallas, TX                              148            839               38
4248-4252 Simonton                       Farmers Ranch, TX                          888          5,032              323
900-906 Great Southwest Pkwy               Arlington, TX                            237          1,342              229
2179 Shiloh Road                            Garland, TX                             251          1,424               47
2159 Shiloh Road                            Garland, TX                             108            610               27
2701 Shiloh Road                            Garland, TX                             818          4,636              768
12784 Perimeter Drive (p)                   Dallas, TX                              350          1,986              341
3000 West Commerce                          Dallas, TX                              456          2,584              126
3030 Hansboro                               Dallas, TX                              266          1,510              146
5222 Cockrell Hill                          Dallas, TX                              296          1,677               79
405-407 113th                              Arlington, TX                            181          1,026               33
816 111th Street                           Arlington, TX                            251          1,421               62
1017-25 Jacksboro Highway                 Fort Worth, TX                             97            537               75
7341 Dogwwod Park                       Richland Hills, TX                           79            435               40
7427 Dogwwod Park                       Richland Hills, TX                           96            532               50
7348-54 Tower Street                    Richland Hills, TX                           88            489               45
7370 Dogwwod Park                       Richland Hills, TX                           91            503               44
7339-41 Tower Street                    Richland Hills, TX                           98            541               46
7437-45 Tower Street                    Richland Hills, TX                          102            563               48
7331-59 Airport Freeway                 Richland Hills, TX                          354          1,958              151
7338-60 Dogwwod Park                    Richland Hills, TX                          106            587               53
7450-70 Dogwwod Park                    Richland Hills, TX                          106            584               51
7423-49 Airport Freeway                 Richland Hills, TX                          293          1,621              161
7400 Whitehall Street                   Richland Hills, TX                          109            603               51

DAYTON
6094-6104 Executive Blvd                    Dayton, OH                              181          1,025               62
6202-6220 Executive Blvd                    Dayton, OH                              268          1,521              116
6268-6294 Executive Blvd                    Dayton, OH                              255          1,444              127
5749-5753 Executive Blvd                    Dayton, OH                               50            282               85
6230-6266 Executive Blvd                    Dayton, OH                              271          1,534              178
2200-2224 Sandridge Road                    Moriane, OH                             218          1,233              113
8119-8137 Uehling Lane                      Dayton, OH                              103            572               23

DENVER
7100 North Broadway - 1                     Denver, CO                              201          1,141              223
7100 North Broadway - 2                     Denver, CO                              203          1,150              196
7100 North Broadway - 3                     Denver, CO                              139            787               66
7100 North Broadway - 5                     Denver, CO                              180          1,018               71
7100 North Broadway - 6                     Denver, CO                              269          1,526              110
20100 East 32nd Avenue Parkway              Aurora, CO                              333          1,888              304
15700-15820 West 6th Avenue                 Golden, Co                              333          1,887               59
15850-15884 West 6th Avenue                 Golden, Co                              201          1,139               30
5454 Washington                             Denver, CO                              154            873               60
5801 West 6th Avenue                       Lakewood, CO                              72            409                8
5805 West 6th Avenue                       Lakewood, CO                              97            549               53
5815 West 6th Avenue                       Lakewood, CO                              99            560               10
5825 West 6th Avenue                       Lakewood, CO                              99            559               39
5835 West 6th Avenue                       Lakewood, CO                              97            552               11
525 East 70th Street                        Denver, CO                               68            384                8
565 East 70th Street                        Denver, CO                              169            960               46
605 East 70th Street                        Denver, CO                              192          1,089               64

                                             GROSS AMOUNT CARRIED
                                          AT CLOSE OF PERIOD 12/31/99
                                  -----------------------------------------        ACCUMULATED
                                                 BUILDING AND                      DEPRECIATION  YEAR BUILT/  DEPRECIABLE
BUILDING ADDRESS                     LAND        IMPROVEMENTS       TOTAL           12/31/99     RENOVATED   LIVES (YEARS)
----------------                   ---------     ------------       -----         ------------   ----------- -------------
CLEVELAND
6675 Parkland Blvd                      571           3,253           3,824              264       1991          (v)
21510-21600 Alexander Road (p)          526           3,037           3,563              178       1985          (v)
5405 & 5505 Valley Belt Road  (o)       385           2,288           2,673              143       1983          (v)
10145 Philipp Parkway                   342           1,942           2,284              109       1994          (v)
4410 Hamann                             154             848           1,002               47       1975          (v)

COLUMBUS
6911 Americana Parkway                  321           1,914           2,235              192       1980          (v)
3800 Lockbourne Industrial Parkway    1,109           6,360           7,469              544       1986          (v)
3880 Groveport Road                   2,165          12,594          14,759            1,119       1986          (v)
1819 North Walcutt Road                 831           4,795           5,626              329       1973          (v)
4300 Cemetery Road                    1,160           6,406           7,566              332       1968          (v)
4115 Leap Road (o)                      772           4,387           5,159              192       1977          (v)
3300 Lockbourne                         709           4,006           4,715              174       1964          (v)

DALLAS
1275-1281 Roundtable Drive              117             759             876               45       1966          (v)
2406-2416 Walnut Ridge                  183           1,045           1,228               54       1978          (v)
12750 Perimiter Drive                   660           3,781           4,441              202       1979          (v)
1324-1343 Roundtable Drive              184           1,271           1,455               65       1972          (v)
1405-1409 Avenue II East                 98             640             738               38       1969          (v)
2651-2677 Manana                        275           1,576           1,851               83       1966          (v)
2401-2419 Walnut Ridge                  153             872           1,025               45       1978          (v)
4248-4252 Simonton                      920           5,323           6,243              273       1973          (v)
900-906 Great Southwest Pkwy            270           1,538           1,808               73       1972          (v)
2179 Shiloh Road                        256           1,466           1,722               76       1982          (v)
2159 Shiloh Road                        110             635             745               33       1982          (v)
2701 Shiloh Road                        923           5,299           6,222              280       1981          (v)
12784 Perimeter Drive (p)               396           2,281           2,677              112       1981          (v)
3000 West Commerce                      469           2,697           3,166              140       1980          (v)
3030 Hansboro                           276           1,646           1,922               84       1971          (v)
5222 Cockrell Hill                      306           1,746           2,052               91       1973          (v)
405-407 113th                           185           1,055           1,240               55       1969          (v)
816 111th Street                        258           1,476           1,734               77       1972          (v)
1017-25 Jacksboro Highway               103             606             709               17       1970          (v)
7341 Dogwwod Park                        84             470             554               13       1973          (v)
7427 Dogwwod Park                       102             576             678               17       1973          (v)
7348-54 Tower Street                     94             528             622               15       1978          (v)
7370 Dogwwod Park                        96             542             638               16       1987          (v)
7339-41 Tower Street                    104             581             685               17       1980          (v)
7437-45 Tower Street                    108             605             713               17       1977          (v)
7331-59 Airport Freeway                 372           2,091           2,463               61       1987          (v)
7338-60 Dogwwod Park                    112             634             746               18       1978          (v)
7450-70 Dogwwod Park                    112             629             741               19       1985          (v)
7423-49 Airport Freeway                 308           1,767           2,075               50       1985          (v)
7400 Whitehall Street                   115             648             763               19       1994          (v)

DAYTON
6094-6104 Executive Blvd                187           1,081           1,268               97       1975          (v)
6202-6220 Executive Blvd                275           1,630           1,905              146       1976          (v)
6268-6294 Executive Blvd                262           1,564           1,826              145       1989          (v)
5749-5753 Executive Blvd                 53             364             417               47       1975          (v)
6230-6266 Executive Blvd                281           1,702           1,983              150       1979          (v)
2200-2224 Sandridge Road                226           1,338           1,564               96       1983          (v)
8119-8137 Uehling Lane                  105             593             698               18       1978          (v)

DENVER
7100 North Broadway - 1                 215           1,350           1,565               93       1978          (v)
7100 North Broadway - 2                 204           1,345           1,549               81       1978          (v)
7100 North Broadway - 3                 140             852             992               57       1978          (v)
7100 North Broadway - 5                 178           1,091           1,269               91       1978          (v)
7100 North Broadway - 6                 271           1,634           1,905              112       1978          (v)
20100 East 32nd Avenue Parkway          336           2,189           2,525              236       1997          (v)
15700-15820 West 6th Avenue             337           1,942           2,279              112       1978          (v)
15850-15884 West 6th Avenue             206           1,164           1,370               67       1978          (v)
5454 Washington                         156             931           1,087               62       1985          (v)
5801 West 6th Avenue                     72             417             489               25       1980          (v)
5805 West 6th Avenue                     99             600             699               39       1980          (v)
5815 West 6th Avenue                     99             570             669               32       1980          (v)
5825 West 6th Avenue                     99             598             697               35       1980          (v)
5835 West 6th Avenue                     98             562             660               32       1980          (v)
525 East 70th Street                     69             391             460               22       1985          (v)
565 East 70th Street                    171           1,004           1,175               60       1985          (v)
605 East 70th Street                    194           1,151           1,345               69       1985          (v)

                                                                                                                 COSTS
                                                                                        (b)                   CAPITALIZED
                                                                                    INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)        -----------------------        ACQUISITION
BUILDING ADDRESS                           (CITY/STATE)         ENCUMBRANCES    LAND        BUILDINGS        OR COMPLETION
----------------                           ------------         ------------   ------      -----------       -------------
625 East 70th Street                        Denver, CO                         136             768                31
665 East 70th Street                        Denver, CO                         136             768                35
700 West 48th Street                        Denver, CO                         302           1,711                83
702 West 48th Street                        Denver, CO                         135             763               101
800 East 73rd                               Denver, CO                         225           1,273                61
850 East 73rd                               Denver, CO                         177           1,005                50
6425 North Washington                       Denver, CO                         374           2,118                98
3370 North Peoria Street                    Aurora, CO                         163             924               152
3390 North Peoria Street                    Aurora, CO                         145             822                37
3508-3538 North Peoria Street               Aurora, CO                         260           1,472                63
3568 North Peoria Street                    Aurora, CO                         222           1,260                66
4785 Elati                                  Denver, CO                         173             981                86
4770 Fox Street                             Denver, CO                         132             750                36
1550 W. Evans                               Denver, CO                         388           2,200               115
3751-71 Revere Street                       Denver, CO                         262           1,486                72
3871 Revere                                 Denver, CO                         361           2,047                58
5454 Havana Street                          Denver, CO                         204           1,156                25
5500 Havana Street                          Denver, CO                         167             946                20
4570 Ivy Street                             Denver, CO                         219           1,239               122
5855 Stapleton Drive North                  Denver, CO                         288           1,630                37
5885 Stapleton Drive North                  Denver, CO                         376           2,129                57
5200-5280 North Broadway                    Denver, CO                         169             960                97
5977-5995 North Broadway                    Denver, CO                         268           1,518                40
2952-5978 North Broadway                    Denver, CO                         414           2,346                79
6400 North Broadway                         Denver, CO                         318           1,804                73
875 Parfer Street                          Lakewood, CO                        288           1,633                82
4721 Ironton Street                         Denver, CO                         232           1,313                37
833 Parfer Street                          Lakewood, CO                        196           1,112                39
11005 West 8th Avenue                      Lakewood, CO                        102             580                23
7100 North Broadway - 7                     Denver, CO                         215           1,221               108
7100 North Broadway - 8                     Denver, CO                          79             448                55
6804 East 48th Avenue                       Denver, CO                         253           1,435                64
445 Bryant Street                           Denver, CO                       1,831          10,219               200
East 47th Drive - A                         Denver, CO                         474           2,689                83
7025 South Revere Parkway                   Denver, CO                         558           3,177               169
9500 West 49th Street - A                 Wheatridge, CO                       283           1,625                20
9500 West 49th Street - B                 Wheatridge, CO                       225           1,272                16
9500 West 49th Street - C                 Wheatridge, CO                       602           3,409                17
9500 West 49th Street - D                 Wheatridge, CO                       271           1,537               115
8100 South Park Way - A                    Littleton, CO                       442           2,507               238
8100 South Park Way - B                    Littleton, CO                       103             582               138
8100 South Park Way - C                    Littleton, CO                       568           3,219                62
451-591 East 124th Avenue                  Littleton, CO                       386           2,188                41
14100 East Jewell                           Aurora, CO                         395           2,240               135
14190 East Jewell                           Aurora, CO                         199           1,126               125
608 Garrison Street                        Lakewood, CO                        265           1,501               206
610 Garrison Street                        Lakewood, CO                        264           1,494               220
1111 West Evans (A&C)                       Denver, CO                         233           1,321                34
1111 West Evans (B)                         Denver, CO                          30             169                 3
15000 West 6th Avenue                       Golden, Co                         913           5,174               155
14998 West 6th Avenue Bldg E                Golden, Co                         565           3,199                81
14998 West 6th Avenue Bldg F               Englewood, CO                       269           1,525               150
12503 East Euclid Drive                     Denver, CO                       1,219           6,905               264
6547 South Racine Circle                    Denver, CO                         748           4,241               286
7800 East Iliff Avenue                      Denver, CO                         196           1,110                29
2369 South Trenton Way                      Denver, CO                         292           1,656                78
2370 South Trenton Way                      Denver, CO                         200           1,132               103
2422 S. Trenton Way                         Denver, CO                         241           1,364                83
2452 South Trenton Way                      Denver, CO                         421           2,386                64
651 Topeka Way                              Denver, CO                         194           1,099                24
680 Atchinson Way                           Denver, CO                         194           1,099                30
8122 South Park Lane - A                   Littleton, CO                       394           2,232               168
8122 South Park Lane - B                   Littleton, CO                       186           1,054                43
1600 South Abilene                          Aurora, CO                         465           2,633                75
1620 South Abilene                          Aurora, CO                         268           1,520               108
1640 South Abilene                          Aurora, CO                         368           2,085                76
13900 East Florida Ave                      Aurora, CO                         189           1,071                36
4301 South Federal Boulevard               Englewood, CO                       237           1,341                67
14401-14492 East 33rd Place                 Aurora, CO                         445           2,519               246
11701 East 53rd Avenue                      Denver, CO                         416           2,355                56
5401 Oswego Street                          Denver, CO                         273           1,547               101
3811 Joliet                                 Denver, CO                         735           4,166                92
2630 West 2nd Avenue                        Denver, CO                          53             299                 4
2650 West 2nd Avenue                        Denver, CO                         221           1,252                26
14818 West 6th Avenue Bldg A                Golden, Co                         494           2,799               259

                                        GROSS AMOUNT CARRIED
                                    AT CLOSE OF PERIOD 12/31/99
                             -----------------------------------------        ACCUMULATED
                                            BUILDING AND                      DEPRECIATION  YEAR BUILT/  DEPRECIABLE
BUILDING ADDRESS                LAND        IMPROVEMENTS       TOTAL           12/31/99     RENOVATED   LIVES (YEARS)
----------------              ---------     ------------       -----         ------------   ----------- -------------
625 East 70th Street             137             798             935                   47       1985          (v)
665 East 70th Street             137             802             939                   48       1985          (v)
700 West 48th Street             307           1,789           2,096                  105       1984          (v)
702 West 48th Street             139             860             999                   72       1984          (v)
800 East 73rd                    223           1,336           1,559                   77       1984          (v)
850 East 73rd                    177           1,055           1,232                   59       1984          (v)
6425 North Washington            383           2,207           2,590                  112       1983          (v)
3370 North Peoria Street         163           1,076           1,239                   85       1978          (v)
3390 North Peoria Street         147             857           1,004                   51       1978          (v)
3508-3538 North Peoria Street    264           1,531           1,795                   95       1978          (v)
3568 North Peoria Street         225           1,323           1,548                   91       1978          (v)
4785 Elati                       175           1,065           1,240                   60       1972          (v)
4770 Fox Street                  134             784             918                   44       1972          (v)
1550 W. Evans                    393           2,310           2,703                  130       1975          (v)
3751-71 Revere Street            267           1,553           1,820                   89       1980          (v)
3871 Revere                      368           2,098           2,466                  118       1980          (v)
5454 Havana Street               207           1,178           1,385                   66       1980          (v)
5500 Havana Street               169             964           1,133                   54       1980          (v)
4570 Ivy Street                  221           1,359           1,580                   76       1985          (v)
5855 Stapleton Drive North       290           1,665           1,955                   96       1985          (v)
5885 Stapleton Drive North       381           2,181           2,562                  122       1985          (v)
5200-5280 North Broadway         171           1,055           1,226                   64       1977          (v)
5977-5995 North Broadway         271           1,555           1,826                   90       1978          (v)
2952-5978 North Broadway         422           2,417           2,839                  136       1978          (v)
6400 North Broadway              325           1,870           2,195                  104       1982          (v)
875 Parfer Street                293           1,710           2,003                   94       1975          (v)
4721 Ironton Street              236           1,346           1,582                   75       1969          (v)
833 Parfer Street                199           1,148           1,347                   64       1974          (v)
11005 West 8th Avenue            104             601             705                   33       1974          (v)
7100 North Broadway - 7          217           1,327           1,544                   84       1985          (v)
7100 North Broadway - 8           80             502             582                   27       1985          (v)
6804 East 48th Avenue            256           1,496           1,752                   83       1973          (v)
445 Bryant Street              1,829          10,421          12,250                  436       1960          (v)
East 47th Drive - A              441           2,805           3,246                  201       1997          (v)
7025 South Revere Parkway        565           3,339           3,904                  268       1997          (v)
9500 West 49th Street - A        286           1,642           1,928                  132       1997          (v)
9500 West 49th Street - B        226           1,287           1,513                   76       1997          (v)
9500 West 49th Street - C        600           3,428           4,028                  206       1997          (v)
9500 West 49th Street - D        246           1,677           1,923                   98       1997          (v)
8100 South Park Way - A          422           2,765           3,187                  230       1997          (v)
8100 South Park Way - B          104             719             823                   88       1984          (v)
8100 South Park Way - C          575           3,274           3,849                  184       1984          (v)
451-591 East 124th Avenue        391           2,224           2,615                  125       1979          (v)
14100 East Jewell                401           2,369           2,770                  132       1980          (v)
14190 East Jewell                201           1,249           1,450                   68       1980          (v)
608 Garrison Street              267           1,705           1,972                   97       1984          (v)
610 Garrison Street              265           1,713           1,978                   92       1984          (v)
1111 West Evans (A&C)            236           1,352           1,588                   77       1986          (v)
1111 West Evans (B)               30             172             202                   10       1986          (v)
15000 West 6th Avenue            917           5,325           6,242                  311       1985          (v)
14998 West 6th Avenue Bldg E     568           3,277           3,845                  192       1995          (v)
14998 West 6th Avenue Bldg F     271           1,673           1,944                  107       1995          (v)
12503 East Euclid Drive        1,229           7,159           8,388                  401       1986          (v)
6547 South Racine Circle         753           4,522           5,275                  296       1996          (v)
7800 East Iliff Avenue           198           1,137           1,335                   67       1983          (v)
2369 South Trenton Way           294           1,732           2,026                   96       1983          (v)
2370 South Trenton Way           201           1,234           1,435                   78       1983          (v)
2422 S. Trenton Way              243           1,445           1,688                   81       1983          (v)
2452 South Trenton Way           426           2,445           2,871                  142       1983          (v)
651 Topeka Way                   197           1,120           1,317                   56       1985          (v)
680 Atchinson Way                197           1,126           1,323                   55       1985          (v)
8122 South Park Lane - A         398           2,396           2,794                  142       1986          (v)
8122 South Park Lane - B         188           1,095           1,283                   62       1986          (v)
1600 South Abilene               470           2,703           3,173                  153       1986          (v)
1620 South Abilene               270           1,626           1,896                   97       1986          (v)
1640 South Abilene               371           2,158           2,529                  121       1986          (v)
13900 East Florida Ave           190           1,106           1,296                   62       1986          (v)
4301 South Federal Boulevard     239           1,406           1,645                   88       1997          (v)
14401-14492 East 33rd Place      452           2,758           3,210                  152       1979          (v)
11701 East 53rd Avenue           422           2,405           2,827                  135       1985          (v)
5401 Oswego Street               278           1,643           1,921                  100       1985          (v)
3811 Joliet                      746           4,247           4,993                  107       1977          (v)
2630 West 2nd Avenue              53             303             356                   17       1970          (v)
2650 West 2nd Avenue             223           1,276           1,499                   74       1970          (v)
14818 West 6th Avenue Bldg A     490           3,062           3,552                  192       1985          (v)

                                                                                                                 COSTS
                                                                                        (b)                   CAPITALIZED
                                                                                    INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)        -----------------------        ACQUISITION
BUILDING ADDRESS                           (CITY/STATE)         ENCUMBRANCES    LAND        BUILDINGS        OR COMPLETION
----------------                           ------------         ------------   ------      -----------       -------------
14828 West 6th Avenue Bldg B                Golden, Co                              519          2,942                 170
12055 E. 49th Ave/4955 Peoria               Denver, CO                              298          1,688                 186
4940-4950 Paris                             Denver, CO                              152            861                  33
4970 Paris                                  Denver, CO                               95            537                  12
5010 Paril                                  Denver, CO                               89            505                  13
7367 South Revere Parkway                  Englewood, CO                            926          5,124                 158
10311 W. Hampden Ave                       Lakewood, CO                             577          2,984                  75

DES MOINES
1500 East Washington Avenue               Des Moines, IA                            610          4,251                 778
1600 East Washington Avenue               Des Moines, IA                            209          1,557                 171
4121 McDonald Avenue                      Des Moines, IA                            390          2,931                 301
4141 McDonald Avenue                      Des Moines, IA                            706          5,518                 644
4161 McDonald Avenue                      Des Moines, IA                            389          3,046                 864
5701 NE 17th Street                       Des Moines, IA                            162            918                 130
3100 Justin                               Des Moines, IA                            139            772                  38
3101 104th St.                            Des Moines, IA                            142            788                  35
3051 104th St.                            Des Moines, IA                             70            388                  55
2250 Delaware Ave.                        Des Moines, IA                            291          1,609                 151

DETROIT
2654 Elliott                                 Troy, MI               (d)              57            334                  82
1731 Thorncroft                              Troy, MI               (d)             331          1,904                  25
1653 E. Maple                                Troy, MI               (d)             192          1,104                 102
47461 Clipper                              Plymouth, MI             (d)             122            723                 106
47522 Galleon                              Plymouth, MI             (d)              85            496                  11
4150 Varsity Drive                         Ann Arbor, MI            (d)             168            969                  12
1330 Crooks Road                            Clawson, MI             (d)             234          1,348                  15
238 Executive Drive                          Troy, MI                                52            173                 427
256 Executive Drive                          Troy, MI                                44            146                 442
301 Executive Drive                          Troy, MI                                71            293                 614
449 Executive Drive                          Troy, MI                               125            425                 834
501 Executive Drive                          Troy, MI                                71            236                 641
451 Robbins Drive                            Troy, MI                                96            448                 980
700 Stephenson Highway                       Troy, MI                               250            854               1,382
800 Stephenson Highway                       Troy, MI                               558          2,341               2,203
1150 Stephenson Highway                      Troy, MI                               178            966                 313
1200 Stephenson Highway                      Troy, MI                               246          1,115                 633
1035 Crooks Road                             Troy, MI                               114            414                 543
1095 Crooks Road                             Troy, MI                               331          1,017                 943
1416 Meijer Drive                            Troy, MI                                94            394                 390
1624 Meijer Drive                            Troy, MI                               236          1,406                 796
1972 Meijer Drive                            Troy, MI                               315          1,301                 721
2112 Meijer Drive                            Troy, MI                               141            714                 657
1621 Northwood Drive                         Troy, MI                                85            351               1,039
1707 Northwood Drive                         Troy, MI                                95            262               1,154
1749 Northwood Drive                         Troy, MI                               107            477                 464
1788 Northwood Drive                         Troy, MI                                50            196                 461
1821 Northwood Drive                         Troy, MI                               132            523                 743
1826 Northwood Drive                         Troy, MI                                55            208                 394
1864 Northwood Drive                         Troy, MI                                57            190                 441
1921 Northwood Drive                         Troy, MI                               135            589               1,161
2230 Elliott Avenue                          Troy, MI                                46            174                 418
2237 Elliott Avenue                          Troy, MI                                48            159                 418
2277 Elliott Avenue                          Troy, MI                                48            188                 438
2291 Elliott Avenue                          Troy, MI                                52            209                 353
2451 Elliott Avenue                          Troy, MI                                78            319                 839
2730 Research Drive                     Rochester Hills, MI                         915          4,215                 717
2791 Research Drive                     Rochester Hills, MI                         557          2,731                 288
2871 Research Drive                     Rochester Hills, MI                         324          1,487                 266
2911 Research Drive                     Rochester Hills, MI                         505          2,136                 397
3011 Research Drive                     Rochester Hills, MI                         457          2,104                 349
2870 Technology Drive                   Rochester Hills, MI                         275          1,262                 231
2890 Technology Drive                   Rochester Hills, MI                         199            902                 205
2900 Technology Drive                   Rochester Hills, MI                         214            977                 492
2920 Technology Drive                   Rochester Hills, MI                         149            671                 154
2930 Technology Drive                   Rochester Hills, MI                         131            594                 381
2950 Technology Drive                   Rochester Hills, MI                         178            819                 255
2960 Technology Drive                   Rochester Hills, MI                         281          1,277                 239
23014 Commerce Drive                   Farmington Hills, MI                          39            203                 193
23028 Commerce Drive                   Farmington Hills, MI                          98            507                 365
23035 Commerce Drive                   Farmington Hills, MI                          71            355                 178
23042 Commerce Drive                   Farmintgon Hills, MI                          67            277                 331
23065 Commerce Drive                   Farmington Hills, MI                          71            408                 193
23070 Commerce Drive                   Farmington Hills, MI                         112            442                 659


                                            GROSS AMOUNT CARRIED
                                         AT CLOSE OF PERIOD 12/31/99
                                 -----------------------------------------     ACCUMULATED
                                               BUILDING AND                    DEPRECIATION  YEAR BUILT/  DEPRECIABLE
BUILDING ADDRESS                   LAND        IMPROVEMENTS        TOTAL         12/31/99     RENOVATED  LIVES (YEARS)
----------------                 ---------     ------------        -----       ------------ -----------  -------------
14828 West 6th Avenue Bldg B          523           3,108           3,631            198       1985          (v)
12055 E. 49th Ave/4955 Peoria         302           1,870           2,172            102       1984          (v)
4940-4950 Paris                       154             892           1,046             44       1984          (v)
4970 Paris                             96             548             644             27       1984          (v)
5010 Paril                             91             516             607             26       1984          (v)
7367 South Revere Parkway             934           5,274           6,208            253       1997          (v)
10311 W. Hampden Ave                  578           3,058           3,636             30       1999          (v)

DES MOINES
1500 East Washington Avenue           623           5,016           5,639            866       1987          (v)
1600 East Washington Avenue           221           1,716           1,937            248       1987          (v)
4121 McDonald Avenue                  416           3,206           3,622            462       1977          (v)
4141 McDonald Avenue                  787           6,081           6,868            879       1976          (v)
4161 McDonald Avenue                  499           3,800           4,299            610       1979          (v)
5701 NE 17th Street                   175           1,035           1,210             66       1968          (v)
3100 Justin                           140             809             949             35       1970          (v)
3101 104th St.                        143             822             965             35       1970          (v)
3051 104th St.                         70             443             513             23       1993          (v)
2250 Delaware Ave.                    293           1,758           2,051             67       1975          (v)

DETROIT
2654 Elliott                           57             416             473             70       1986          (v)
1731 Thorncroft                       331           1,929           2,260            259       1969          (v)
1653 E. Maple                         192           1,206           1,398            237       1990          (v)
47461 Clipper                         122             829             951            187       1992          (v)
47522 Galleon                          85             507             592             67       1990          (v)
4150 Varsity Drive                    168             981           1,149            131       1986          (v)
1330 Crooks Road                      234           1,363           1,597            183       1960          (v)
238 Executive Drive                   100             552             652            301       1973          (v)
256 Executive Drive                    85             547             632            244       1974          (v)
301 Executive Drive                   133             845             978            388       1974          (v)
449 Executive Drive                   218           1,166           1,384            595       1975          (v)
501 Executive Drive                   129             819             948            272       1984          (v)
451 Robbins Drive                     192           1,332           1,524            604       1975          (v)
700 Stephenson Highway                386           2,100           2,486            948       1978          (v)
800 Stephenson Highway                654           4,448           5,102          1,844       1979          (v)
1150 Stephenson Highway               200           1,257           1,457            520       1982          (v)
1200 Stephenson Highway               284           1,710           1,994            762       1980          (v)
1035 Crooks Road                      143             928           1,071            423       1980          (v)
1095 Crooks Road                      360           1,931           2,291            775       1986          (v)
1416 Meijer Drive                     121             757             878            319       1980          (v)
1624 Meijer Drive                     373           2,065           2,438            876       1984          (v)
1972 Meijer Drive                     372           1,965           2,337            764       1985          (v)
2112 Meijer Drive                     229           1,283           1,512            572       1980          (v)
1621 Northwood Drive                  215           1,260           1,475            686       1977          (v)
1707 Northwood Drive                  239           1,272           1,511            534       1983          (v)
1749 Northwood Drive                  164             884           1,048            447       1977          (v)
1788 Northwood Drive                  103             604             707            307       1977          (v)
1821 Northwood Drive                  220           1,178           1,398            594       1977          (v)
1826 Northwood Drive                  103             554             657            276       1977          (v)
1864 Northwood Drive                  107             581             688            291       1977          (v)
1921 Northwood Drive                  291           1,594           1,885            839       1977          (v)
2230 Elliott Avenue                    95             543             638            293       1974          (v)
2237 Elliott Avenue                    90             535             625            266       1974          (v)
2277 Elliott Avenue                   104             570             674            284       1975          (v)
2291 Elliott Avenue                    86             528             614            276       1974          (v)
2451 Elliott Avenue                   164           1,072           1,236            508       1974          (v)
2730 Research Drive                   903           4,944           5,847          1,826       1988          (v)
2791 Research Drive                   560           3,016           3,576          1,089       1991          (v)
2871 Research Drive                   327           1,750           2,077            631       1991          (v)
2911 Research Drive                   504           2,534           3,038            932       1992          (v)
3011 Research Drive                   457           2,453           2,910            930       1988          (v)
2870 Technology Drive                 279           1,489           1,768            564       1988          (v)
2890 Technology Drive                 206           1,100           1,306            394       1991          (v)
2900 Technology Drive                 219           1,464           1,683            592       1992          (v)
2920 Technology Drive                 153             821             974            286       1992          (v)
2930 Technology Drive                 138             968           1,106            334       1991          (v)
2950 Technology Drive                 185           1,067           1,252            403       1991          (v)
2960 Technology Drive                 283           1,514           1,797            546       1992          (v)
23014 Commerce Drive                   56             379             435            126       1983          (v)
23028 Commerce Drive                  125             845             970            367       1983          (v)
23035 Commerce Drive                   93             511             604            208       1983          (v)
23042 Commerce Drive                   89             586             675            249       1983          (v)
23065 Commerce Drive                   93             579             672            214       1983          (v)
23070 Commerce Drive                  125           1,088           1,213            412       1983          (v)


                                                                                                                 COSTS
                                                                                        (b)                   CAPITALIZED
                                                                                    INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)        -----------------------        ACQUISITION
BUILDING ADDRESS                           (CITY/STATE)         ENCUMBRANCES    LAND        BUILDINGS        OR COMPLETION
----------------                           ------------         ------------   ------      -----------       -------------
23079 Commerce Drive                   Farmington Hills, MI                        68            301                 216
23093 Commerce Drive                   Farmington Hills, MI                       211          1,024                 787
23135 Commerce Drive                   Farmington Hills, MI                       146            701                 227
23149 Commerce Drive                   Farmington Hills, MI                       266          1,005                 461
23163 Commerce Drive                   Farmington Hills, MI                       111            513                 315
23177 Commerce Drive                   Farmington Hills, MI                       175          1,007                 652
23206 Commerce Drive                   Farmington Hills, MI                       125            531                 625
23290 Commerce Drive                   Farmington Hills, MI                       124            707                 640
23370 Commerce Drive                   Farmington Hills, MI                        59            233                 164
24492 Indoplex Circle                  Farmington Hills, MI                        67            370                 950
24528 Indoplex Circle                  Farmington Hills, MI                        91            536               1,091
21477 Bridge Street                       Southfield, MI                          244          1,386                 264
2965 Technology Drive                   Rochester Hills, MI         (c)           964          2,277                 111
1451 Lincoln Avenue                         Madison, MI             (c)           299          1,703                 440
4400 Purks Drive                         Auburn Hills, MI           (c)           602          3,410               2,687
4177A Varsity Drive                        Ann Arbor, MI            (c)            90            536                  80
6515 Cobb Drive                        Sterling Heights, MI         (c)           305          1,753                 177
32450 N Avis Drive                      Madison Heights, MI                       281          1,590                 169
32200 N Avis Drive                      Madison Heights, MI                       408          2,311                 156
11813 Hubbard                               Livonia, MI                           177          1,001                  42
11866 Hubbard                               Livonia, MI                           189          1,073                  29
12050-12300 Hubbard  (o)                    Livonia, MI                           425          2,410                 332
38200 Plymouth Road                         Livonia, MI                         1,215              -               4,753
38220 Plymouth Road                         Livonia, MI                           756              -               5,385
38300 Plymouth Road                         Livonia, MI                           729              -               4,803
12707 Eckles Road                      Plymouth Township, MI                      255          1,445                 110
9300-9328 Harrison Rd                       Romulus, MI                           147            834                 133
9330-9358 Harrison Rd                       Romulus, MI                            81            456                 230
28420-28448 Highland Rd                     Romulus, MI                           143            809                 132
28450-28478 Highland Rd                     Romulus, MI                            81            461                 239
28421-28449 Highland Rd                     Romulus, MI                           109            617                 242
28451-28479 Highland Rd                     Romulus, MI                           107            608                 124
28825-28909 Highland Rd                     Romulus, MI                            70            395                 118
28933-29017 Highland Rd                     Romulus, MI                           112            634                 179
28824-28908 Highland Rd                     Romulus, MI                           134            760                 195
28932-29016 Highland Rd                     Romulus, MI                           123            694                 229
9710-9734 Harrison Rd                       Romulus, MI                           125            706                 138
9740-9772 Harrison Rd                       Romulus, MI                           132            749                 186
9840-9868 Harrison Rd                       Romulus, MI                           144            815                 129
9800-9824 Harrison Rd                       Romulus, MI                           117            664                  93
29265-29285 Airport Dr                      Romulus, MI                           140            794                 169
29185-29225 Airport Dr                      Romulus, MI                           140            792                 319
29149-29165 Airport Dr                      Romulus, MI                           216          1,225                 260
29101-29115 Airport Dr                      Romulus, MI                           130            738                 234
29031-29045 Airport Dr                      Romulus, MI                           124            704                 102
29050-29062 Airport Dr                      Romulus, MI                           127            718                 135
29120-29134 Airport Dr                      Romulus, MI                           161            912                 159
29200-29214 Airport Dr                      Romulus, MI                           170            963                 256
9301-9339 Middlebelt Rd                     Romulus, MI                           124            703                 140
21405 Trolley Industrial Drive              Taylor, MI                            758          4,293                 284
26980 Trolley Industrial Drive              Taylor, MI                            450          2,550                 416
28055 S. Wick Road                          Romulus, MI                           195          1,080                 339
12050-12200 Farmington Road                 Livonia, MI                           201          1,115                 125
33200 Capitol Avenue                        Livonia, MI                           236          1,309                 185
32975 Capitol Avenue                        Livonia, MI                           135            748                  81
2725 S. Industrial Highway                 Ann Arbor, MI                          660          3,654                 542
32920 Capitol Avenue                        Livonia, MI                            76            422                  78
32940 Capitol Avenue                        Livonia, MI                            57            314                  35
11862 Brookfield Avenue                     Livonia, MI                            85            471                  52
11923 Brookfield Avenue                     Livonia, MI                           120            665                 459
11965 Brookfield Avenue                     Livonia, MI                           120            665                  77
34005 Schoolcraft Road                      Livonia, MI                           107            592                  85
13405 Stark Road                            Livonia, MI                            46            254                  34
1170 Chicago Road                            Troy, MI                             249          1,380                 137
1200 Chicago Road                            Troy, MI                             268          1,483                 141
450 Robbins Drive                            Troy, MI                             166            920                  89
556 Robbins Drive                            Troy, MI                              59            329                  38
1230 Chicago Road                            Troy, MI                             271          1,498                 142
12886 Westmore Avenue                       Livonia, MI                           190          1,050                 115
12898 Westmore Avenue                       Livonia, MI                           190          1,050                 110
33025 Industrial Road                       Livonia, MI                            80            442                  57
2002 Stephenson Highway                      Troy, MI                             179            994                 185
47711 Clipper Street                     Plymouth Twsp, MI                        539          2,983                 265
32975 Industrial Road                       Livonia, MI                           160            887                 115
32985 Industrial Road                       Livonia, MI                           137            761                  86

                                            GROSS AMOUNT CARRIED
                                         AT CLOSE OF PERIOD 12/31/99
                                 -----------------------------------------     ACCUMULATED
                                               BUILDING AND                    DEPRECIATION  YEAR BUILT/  DEPRECIABLE
BUILDING ADDRESS                   LAND        IMPROVEMENTS        TOTAL         12/31/99     RENOVATED  LIVES (YEARS)
----------------                 ---------     ------------        -----       ------------ -----------  -------------
23079 Commerce Drive                  79             506             585              203       1983          (v)
23093 Commerce Drive                 295           1,727           2,022              677       1983          (v)
23135 Commerce Drive                 158             916           1,074              363       1986          (v)
23149 Commerce Drive                 274           1,458           1,732              592       1985          (v)
23163 Commerce Drive                 138             801             939              287       1986          (v)
23177 Commerce Drive                 254           1,580           1,834              621       1986          (v)
23206 Commerce Drive                 137           1,144           1,281              422       1985          (v)
23290 Commerce Drive                 210           1,261           1,471              546       1980          (v)
23370 Commerce Drive                  66             390             456              168       1980          (v)
24492 Indoplex Circle                175           1,212           1,387              511       1976          (v)
24528 Indoplex Circle                263           1,455           1,718              788       1976          (v)
21477 Bridge Street                  253           1,641           1,894              223       1986          (v)
2965 Technology Drive                964           2,388           3,352              291       1995          (v)
1451 Lincoln Avenue                  306           2,136           2,442              313       1967          (v)
4400 Purks Drive                     612           6,087           6,699              504       1987          (v)
4177A Varsity Drive                   90             616             706              130       1993          (v)
6515 Cobb Drive                      305           1,930           2,235              242       1984          (v)
32450 N Avis Drive                   286           1,754           2,040              167       1974          (v)
32200 N Avis Drive                   411           2,464           2,875              253       1973          (v)
11813 Hubbard                        180           1,040           1,220              104       1979          (v)
11866 Hubbard                        191           1,100           1,291              108       1979          (v)
12050-12300 Hubbard  (o)             428           2,739           3,167              365       1981          (v)
38200 Plymouth Road                1,231           4,737           5,968              331       1997          (v)
38220 Plymouth Road                  706           5,435           6,141              243       1988          (v)
38300 Plymouth Road                  835           4,697           5,532              214       1997          (v)
12707 Eckles Road                    267           1,543           1,810              131       1990          (v)
9300-9328 Harrison Rd                154             960           1,114               80       1978          (v)
9330-9358 Harrison Rd                 85             682             767               60       1978          (v)
28420-28448 Highland Rd              149             935           1,084               79       1979          (v)
28450-28478 Highland Rd               85             696             781               55       1979          (v)
28421-28449 Highland Rd              114             854             968               89       1980          (v)
28451-28479 Highland Rd              112             727             839               57       1980          (v)
28825-28909 Highland Rd               73             510             583               59       1981          (v)
28933-29017 Highland Rd              117             808             925               82       1982          (v)
28824-28908 Highland Rd              140             949           1,089               72       1982          (v)
28932-29016 Highland Rd              128             918           1,046              101       1982          (v)
9710-9734 Harrison Rd                130             839             969               95       1987          (v)
9740-9772 Harrison Rd                138             929           1,067              118       1987          (v)
9840-9868 Harrison Rd                150             938           1,088               77       1987          (v)
9800-9824 Harrison Rd                123             751             874               58       1987          (v)
29265-29285 Airport Dr               147             956           1,103               74       1983          (v)
29185-29225 Airport Dr               146           1,105           1,251               84       1983          (v)
29149-29165 Airport Dr               226           1,475           1,701              116       1984          (v)
29101-29115 Airport Dr               136             966           1,102               90       1985          (v)
29031-29045 Airport Dr               130             800             930               62       1985          (v)
29050-29062 Airport Dr               133             847             980               64       1986          (v)
29120-29134 Airport Dr               168           1,064           1,232               86       1986          (v)
29200-29214 Airport Dr               178           1,211           1,389               94       1985          (v)
9301-9339 Middlebelt Rd              130             837             967               65       1983          (v)
21405 Trolley Industrial Drive       778           4,557           5,335              322       1971          (v)
26980 Trolley Industrial Drive       463           2,953           3,416              158       1997          (v)
28055 S. Wick Road                   195           1,419           1,614               51       1989          (v)
12050-12200 Farmington Road          215           1,226           1,441               50       1973          (v)
33200 Capitol Avenue                 252           1,478           1,730               59       1977          (v)
32975 Capitol Avenue                 144             820             964               34       1978          (v)
2725 S. Industrial Highway           704           4,152           4,856              211       1997          (v)
32920 Capitol Avenue                  82             494             576               19       1973          (v)
32940 Capitol Avenue                  61             345             406               14       1971          (v)
11862 Brookfield Avenue               91             517             608               21       1972          (v)
11923 Brookfield Avenue              128           1,116           1,244               71       1973          (v)
11965 Brookfield Avenue              128             734             862               32       1973          (v)
34005 Schoolcraft Road               114             670             784               27       1981          (v)
13405 Stark Road                      49             285             334               12       1980          (v)
1170 Chicago Road                    266           1,500           1,766               61       1983          (v)
1200 Chicago Road                    286           1,606           1,892               66       1984          (v)
450 Robbins Drive                    178             997           1,175               41       1976          (v)
556 Robbins Drive                     64             362             426               15       1974          (v)
1230 Chicago Road                    289           1,622           1,911               66       1996          (v)
12886 Westmore Avenue                202           1,153           1,355               50       1981          (v)
12898 Westmore Avenue                202           1,148           1,350               49       1981          (v)
33025 Industrial Road                 85             494             579               20       1980          (v)
2002 Stephenson Highway              192           1,166           1,358               44       1986          (v)
47711 Clipper Street                 575           3,212           3,787              132       1996          (v)
32975 Industrial Road                171             991           1,162               48       1984          (v)
32985 Industrial Road                147             837             984               34       1985          (v)

                                                                                                                 COSTS
                                                                                        (b)                   CAPITALIZED
                                                                                    INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)        -----------------------        ACQUISITION
BUILDING ADDRESS                           (CITY/STATE)         ENCUMBRANCES    LAND        BUILDINGS        OR COMPLETION
----------------                           ------------         ------------   ------      -----------       -------------

32995 Industrial Road                       Livonia, MI                             160            887                  90
12874 Westmore Avenue                       Livonia, MI                             137            761                  76
33067 Industrial Road                       Livonia, MI                             160            887                 104
1775 Bellingham                              Troy, MI                               344          1,902                 215
1785 East Maple                              Troy, MI                                92            507                  52
1807 East Maple                              Troy, MI                               321          1,775                 162
9800 Chicago Road                            Troy, MI                               206          1,141                 103
1840 Enterprise Drive                   Rochester Hills, MI                         573          3,170                 277
1885 Enterprise Drive                   Rochester Hills, MI                         209          1,158                 110
1935-55 Enterprise Drive                Rochester Hills, MI                       1,285          7,144                 788
5500 Enterprise Court                       Warren, MI                              675          3,737                 447
5800 Enterprise Court                       Warren, MI                              202          1,117                 142
750 Chicago Road                             Troy, MI                               323          1,790                 272
800 Chicago Road                             Troy, MI                               283          1,567                 167
850 Chicago Road                             Troy, MI                               183          1,016                  94
2805 S. Industrial Highway                 Ann Arbor, MI                            318          1,762                 162
6833 Center Drive                      Sterling Heights, MI                         467          2,583                 179
22731 Newman Street                        Dearborn, MI                             542          3,001                  95
32201 North Avis Drive                  Madison Heights, MI                         345          1,911                  85
1100 East Mandoline Road                Madison Heights, MI                         888          4,915                 777
30081 Stephenson Highway                Madison Heights, MI                         271          1,499                 333
1120 John A. Papalas Drive (p)           Lincoln Park, MI                           586          3,241                 200
36555 Ecorse                                Romulus, MI                             600              -               9,357
6340 Middlebelt                             Romulus, MI                             673              -               3,649
4872 S. Lapeer Road                     Lake Orion Twsp, MI                       1,342          5,441                 107
775 James L. Hart Parkway                  Ypsilanti, MI                            348          1,536                 267

GRAND RAPIDS
3232 Kraft Avenue                        Grand Rapids, MI           (d)             810          4,792               1,444
8181 Logistics Drive                     Grand Rapids, MI           (d)             803          5,263                 721
5062 Kendrick Court SE                   Grand Rapids, MI           (d)             142            815                  13
2 84th Street SW                         Grand Rapids, MI                           117            685                 309
100 84th Street SW                       Grand Rapids, MI                           255          1,477                 159
511 76th Street SW                       Grand Rapids, MI                           758          4,355                 206
553 76th Street SW                       Grand Rapids, MI                            32            191                 242
555 76th Street SW                       Grand Rapids, MI                           776          4,458                  97
2925 Remico Avenue SW                    Grand Rapids, MI                           281          1,617                  21
2935 Walkent Court NW                    Grand Rapids, MI                           285          1,663                 204
3300 Kraft Avenue SE                     Grand Rapids, MI                           838          4,810                 222
3366 Kraft Avenue SE                     Grand Rapids, MI                           833          4,780                 636
5001 Kendrick Court SE                   Grand Rapids, MI                           210          1,221                 164
5050 Kendrick Court SE                   Grand Rapids, MI                         1,721         11,433               4,569
5015 52nd Street SE                      Grand Rapids, MI                           234          1,321                  65
5025 28th Street                         Grand Rapids, MI                            77            488                  17
5079 33rd Street SE                      Grand Rapids, MI                           525          3,018                 154
5333 33rd Street SE                      Grand Rapids, MI                           480          2,761                 134
5130 Patterson Avenue SE                 Grand Rapids, MI                           137            793                  43
425 Gordon Industrial Court              Grand Rapids, MI           (c)             611          3,747               1,331
2851 Prairie Street                      Grand Rapids, MI           (c)             377          2,778                 241
2945 Walkent Court                       Grand Rapids, MI           (c)             310          2,074                 296
537 76th Street                          Grand Rapids, MI           (c)             255          1,456                 330
3395 Kraft Avenue                        Grand Rapids, MI                           214          1,212                  73
3427 Kraft Avenue                        Grand Rapids, MI                           157            892                  56

HARTFORD
20 Utopia Road                            Manchester, CT                            113            703                 119
50 Utopia Road                            Manchester, CT                            190          1,170                  14
135 Sheldon road                          Manchester, CT                            247          1,488                 104
169 Progress Road                         Manchester, CT                            334          2,030                  21
227 Progress Drive                        Manchester, CT                             80            486                   7
249 Progress Drive                        Manchester, CT                             89            562                   1
428 Hayden Station Road                     Windsor, CT                             167          1,003                  46
430 Hayden Station Road                     Windsor, CT                             238          1,415                   8
436 Hayden Station Road                     Windsor, CT                             282          1,681                  15
460 Hayden Station Road                     Windsor, CT                             207          1,236                  12
345 MacCausland Court                      Cheshire, CT                             866              -               5,258

HOUSTON
2102-2314 Edwards Street                    Houston, TX                             348          1,973                 830
4545 Eastpark Drive                         Houston, TX                             235          1,331                  62
3351 Ranch St                               Houston, TX                             272          1,541                  96
3851 Yale St                                Houston, TX                             413          2,343                 177
3337-3347 Ranch Street                      Houston, TX                             227          1,287                  97
8505 N Loop East                            Houston, TX                             439          2,489                 124
4749-4799 Eastpark Dr                       Houston, TX                             594          3,368                 185


                                            GROSS AMOUNT CARRIED
                                         AT CLOSE OF PERIOD 12/31/99
                                 -----------------------------------------     ACCUMULATED
                                               BUILDING AND                    DEPRECIATION  YEAR BUILT/  DEPRECIABLE
BUILDING ADDRESS                   LAND        IMPROVEMENTS        TOTAL         12/31/99     RENOVATED  LIVES (YEARS)
----------------                 ---------     ------------        -----       ------------ -----------  -------------
32995 Industrial Road                  171             966           1,137              39       1983          (v)
12874 Westmore Avenue                  147             827             974              34       1984          (v)
33067 Industrial Road                  171             980           1,151              40       1984          (v)
1775 Bellingham                        367           2,094           2,461              86       1987          (v)
1785 East Maple                         98             553             651              23       1985          (v)
1807 East Maple                        342           1,916           2,258              79       1984          (v)
9800 Chicago Road                      220           1,230           1,450              50       1985          (v)
1840 Enterprise Drive                  611           3,409           4,020             140       1990          (v)
1885 Enterprise Drive                  223           1,254           1,477              51       1990          (v)
1935-55 Enterprise Drive             1,371           7,846           9,217             316       1990          (v)
5500 Enterprise Court                  721           4,138           4,859             165       1989          (v)
5800 Enterprise Court                  215           1,246           1,461              49       1987          (v)
750 Chicago Road                       345           2,040           2,385              81       1986          (v)
800 Chicago Road                       302           1,715           2,017              69       1985          (v)
850 Chicago Road                       196           1,097           1,293              45       1984          (v)
2805 S. Industrial Highway             340           1,902           2,242              78       1990          (v)
6833 Center Drive                      489           2,740           3,229             125       1998          (v)
22731 Newman Street                    543           3,095           3,638             141       1985          (v)
32201 North Avis Drive                 347           1,994           2,341              91       1974          (v)
1100 East Mandoline Road               891           5,689           6,580             236       1967          (v)
30081 Stephenson Highway               272           1,831           2,103              79       1967          (v)
1120 John A. Papalas Drive (p)         588           3,439           4,027             156       1985          (v)
36555 Ecorse                           685           9,272           9,957             325       1998          (v)
6340 Middlebelt                        833           3,489           4,322             125       1998          (v)
4872 S. Lapeer Road                  1,393           5,497           6,890              73       1999          (v)
775 James L. Hart Parkway              604           1,547           2,151              27       1999          (v)

GRAND RAPIDS
3232 Kraft Avenue                      874           6,172           7,046             926       1988          (v)
8181 Logistics Drive                   864           5,923           6,787             875       1990          (v)
5062 Kendrick Court SE                 142             828             970             119       1987          (v)
2 84th Street SW                       117             994           1,111             168       1986          (v)
100 84th Street SW                     255           1,636           1,891             260       1979          (v)
511 76th Street SW                     758           4,561           5,319             717       1986          (v)
553 76th Street SW                      32             433             465             114       1985          (v)
555 76th Street SW                     776           4,555           5,331             648       1987          (v)
2925 Remico Avenue SW                  281           1,638           1,919             229       1988          (v)
2935 Walkent Court NW                  285           1,867           2,152             268       1991          (v)
3300 Kraft Avenue SE                   838           5,032           5,870             792       1987          (v)
3366 Kraft Avenue SE                   833           5,416           6,249           1,033       1987          (v)
5001 Kendrick Court SE                 210           1,385           1,595             192       1983          (v)
5050 Kendrick Court SE               1,721          16,002          17,723           2,110       1988          (v)
5015 52nd Street SE                    234           1,386           1,620             187       1987          (v)
5025 28th Street                        77             505             582             115       1967          (v)
5079 33rd Street SE                    525           3,172           3,697             442       1990          (v)
5333 33rd Street SE                    480           2,895           3,375             447       1991          (v)
5130 Patterson Avenue SE               137             836             973             120       1987          (v)
425 Gordon Industrial Court            644           5,045           5,689             682       1990          (v)
2851 Prairie Street                    445           2,951           3,396             425       1989          (v)
2945 Walkent Court                     352           2,328           2,680             335       1993          (v)
537 76th Street                        258           1,783           2,041             240       1987          (v)
3395 Kraft Avenue                      220           1,279           1,499              58       1985          (v)
3427 Kraft Avenue                      162             943           1,105              43       1985          (v)

HARTFORD
20 Utopia Road                         112             823             935              34       1989          (v)
50 Utopia Road                         191           1,183           1,374              52       1987          (v)
135 Sheldon road                       245           1,594           1,839              94       1987          (v)
169 Progress Road                      337           2,048           2,385              91       1987          (v)
227 Progress Drive                      81             492             573              22       1986          (v)
249 Progress Drive                      88             564             652              25       1985          (v)
428 Hayden Station Road                166           1,050           1,216              56       1988          (v)
430 Hayden Station Road                236           1,425           1,661              62       1987          (v)
436 Hayden Station Road                283           1,695           1,978              75       1988          (v)
460 Hayden Station Road                209           1,246           1,455              56       1985          (v)
345 MacCausland Court                1,087           5,037           6,124             172       1998          (v)

HOUSTON
2102-2314 Edwards Street               359           2,792           3,151             159       1961          (v)
4545 Eastpark Drive                    240           1,388           1,628              75       1972          (v)
3351 Ranch St                          278           1,631           1,909              84       1970          (v)
3851 Yale St                           425           2,508           2,933             129       1971          (v)
3337-3347 Ranch Street                 233           1,378           1,611              71       1970          (v)
8505 N Loop East                       449           2,603           3,052             135       1981          (v)
4749-4799 Eastpark Dr                  611           3,536           4,147             181       1979          (v)

                                                                                                                 COSTS
                                                                                        (b)                   CAPITALIZED
                                                                                    INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)        -----------------------        ACQUISITION
BUILDING ADDRESS                           (CITY/STATE)         ENCUMBRANCES    LAND        BUILDINGS        OR COMPLETION
----------------                           ------------         ------------   ------      -----------       -------------
4851 Homestead Road                         Houston, TX                         491          2,782                 209
3365-3385 Ranch Street                      Houston, TX                         284          1,611                  74
5050 Campbell Road                          Houston, TX                         461          2,610                 136
4300 Pine Timbers                           Houston, TX                         489          2,769                 141
10600 Hampstead                             Houston, TX                         105            597                  51
2300 Fairway Park Dr                        Houston, TX                          86            488                  46
7901 Blankenship                            Houston, TX                         136            772                 178
2500-2530 Fairway Park Drive                Houston, TX                         766          4,342                 262
6550 Longpointe                             Houston, TX                         362          2,050                 123
1815 Turning Basin Dr                       Houston, TX                         487          2,761                 380
1819 Turning Basin Dr                       Houston, TX                         231          1,308                 181
4545 Mossford Dr                            Houston, TX                         237          1,342                  72
1805 Turning Basin Drive                    Houston, TX                         564          3,197                 461
7000 Empire Drive                           Houston, TX             (j)         450          2,552                 521
9777 West Gulfbank Drive                    Houston, TX             (j)       1,217          6,899                 319
9835A Genard Road                           Houston, TX                       1,505          8,333                 430
9835B Genard Road                           Houston, TX                         245          1,357                  70
16134 West Hardy                            Houston, TX                         147            812                  13
16216 West Hardy                            Houston, TX                         125            692                  13

INDIANAPOLIS
2900 N Shadeland Avenue                  Indianapolis, IN           (e)       2,394         13,565               2,211
2400 North Shadeland                     Indianapolis, IN                       142            802                  52
2402 North Shadeland                     Indianapolis, IN                       466          2,640                 297
7901 West 21st Street                    Indianapolis, IN                     1,063          6,027                 242
1445 Brookville Way                      Indianapolis, IN           (e)         459          2,603                 325
1440 Brookville Way                      Indianapolis, IN           (e)         665          3,770                 313
1240 Brookville Way                      Indianapolis, IN           (e)         247          1,402                 233
1220 Brookville Way                      Indianapolis, IN           (e)         223             40                  32
1345 Brookville Way                      Indianapolis, IN           (f)         586          3,321                 413
1350 Brookville Way                      Indianapolis, IN           (e)         205          1,161                 109
1315 Sadlier Circle E Dr                 Indianapolis, IN           (f)          57            322                  48
1341 Sadlier Circle E Dr                 Indianapolis, IN           (f)         131            743                 135
1322-1438 Sadlier Circle E Dr            Indianapolis, IN           (f)         145            822                 151
1327-1441 Sadlier Circle E Dr            Indianapolis, IN           (f)         218          1,234                 125
1304 Sadlier Circle E Dr                 Indianapolis, IN           (f)          71            405                  81
1402 Sadlier Circle E Dr                 Indianapolis, IN           (f)         165            934                  91
1504 Sadlier Circle E Dr                 Indianapolis, IN           (f)         219          1,238                 101
1311 Sadlier Circle E Dr                 Indianapolis, IN           (f)          54            304                 106
1365 Sadlier Circle E Dr                 Indianapolis, IN           (f)         121            688                 141
1352-1354 Sadlier Circle E Dr            Indianapolis, IN           (f)         178          1,008                 136
1335 Sadlier Circle E Dr                 Indianapolis, IN           (f)          81            460                  57
1327 Sadlier Circle E Dr                 Indianapolis, IN           (f)          52            295                  25
1425 Sadlier Circle E Dr                 Indianapolis, IN           (f)          21            117                  28
1230 Brookville Way                      Indianapolis, IN           (e)         103            586                  56
6951 E 30th St                           Indianapolis, IN                       256          1,449                 103
6701 E 30th St                           Indianapolis, IN                        78            443                  40
6737 E 30th St                           Indianapolis, IN                       385          2,181                 147
1225 Brookville Way                      Indianapolis, IN                        60              -                 397
6555 E 30th St                           Indianapolis, IN                       840          4,760                 946
2432-2436 Shadeland                      Indianapolis, IN                       212          1,199                 231
8402-8440 E 33rd St                      Indianapolis, IN                       222          1,260                 190
8520-8630 E 33rd St                      Indianapolis, IN                       326          1,848                 350
8710-8768 E 33rd St                      Indianapolis, IN                       175            993                 176
3316-3346 N. Pagosa Court                Indianapolis, IN                       325          1,842                 251
3331 Raton Court                         Indianapolis, IN                       138            802                  44
4430 Airport Expressway                  Indianapolis, IN                     1,068          6,789                 983
6751 E 30th St                           Indianapolis, IN                       728          2,837                 121
9200 East 146th Street                    Noblesville, IN                       215          1,221               1,043
9210 East 146th Street                    Noblesville, IN                       466            684                  60
6575 East 30th Street                    Indianapolis, IN                       118              -               1,975
6585 East 30th Street                    Indianapolis, IN                       196              -               3,321

LONG ISLAND
1140 Motor Parkway                         Hauppauge, NY                      1,034          5,861                  97
10 Edison Street                          Amityville, NY                        183          1,036                  48
120 Secatogue Ave                         Farmingdale, NY                       375          2,123                  83
100 Lauman Lane                           Hicksville, NY                        216          1,226                 255
200 Finn Court                            Farmingdale, NY                       619          3,506                  87
717 Broadway Avenue                        Holbrook, NY                         790          4,474                  18
725 Broadway                               Holbrook, NY                         643          3,644                 322
270 Duffy Avenue                          Hicksville, NY                      1,305          7,393                 179
280 Duffy Avenue                          Hicksville, NY                        478          2,707                   9
575 Underhill Boulevard                     Syosset, NY                       2,714         15,382                 602
5 Sidney Court                            Lindenhurst, NY                       148            840                  40

                                            GROSS AMOUNT CARRIED
                                         AT CLOSE OF PERIOD 12/31/99
                                 -----------------------------------------     ACCUMULATED
                                               BUILDING AND                    DEPRECIATION  YEAR BUILT/  DEPRECIABLE
BUILDING ADDRESS                   LAND        IMPROVEMENTS        TOTAL         12/31/99     RENOVATED  LIVES (YEARS)
----------------                 ---------     ------------        -----       ------------ -----------  -------------
4851 Homestead Road                  504           2,978           3,482              156       1973          (v)
3365-3385 Ranch Street               290           1,679           1,969               86       1970          (v)
5050 Campbell Road                   470           2,737           3,207              141       1970          (v)
4300 Pine Timbers                    499           2,900           3,399              155       1980          (v)
10600 Hampstead                      109             644             753               33       1974          (v)
2300 Fairway Park Dr                  89             531             620               27       1974          (v)
7901 Blankenship                     140             946           1,086               45       1972          (v)
2500-2530 Fairway Park Drive         792           4,578           5,370              248       1974          (v)
6550 Longpointe                      370           2,165           2,535              115       1980          (v)
1815 Turning Basin Dr                531           3,097           3,628              159       1980          (v)
1819 Turning Basin Dr                251           1,469           1,720               75       1980          (v)
4545 Mossford Dr                     245           1,406           1,651               73       1975          (v)
1805 Turning Basin Drive             616           3,606           4,222              187       1980          (v)
7000 Empire Drive                    452           3,071           3,523              183       1980          (v)
9777 West Gulfbank Drive           1,219           7,216           8,435              435       1980          (v)
9835A Genard Road                  1,571           8,697          10,268               18       1980          (v)
9835B Genard Road                    256           1,416           1,672                3       1980          (v)
16134 West Hardy                     149             823             972                2       1984          (v)
16216 West Hardy                     127             703             830                1       1984          (v)

INDIANAPOLIS
2900 N Shadeland Avenue            2,492          15,678          18,170            1,715    1957/1992        (v)
2400 North Shadeland                 149             847             996               53       1970          (v)
2402 North Shadeland                 490           2,913           3,403              190       1970          (v)
7901 West 21st Street              1,079           6,253           7,332              371       1985          (v)
1445 Brookville Way                  476           2,911           3,387              305       1989          (v)
1440 Brookville Way                  685           4,063           4,748              384       1990          (v)
1240 Brookville Way                  258           1,624           1,882              210       1990          (v)
1220 Brookville Way                  226              69             295                6       1990          (v)
1345 Brookville Way                  601           3,719           4,320              359       1992          (v)
1350 Brookville Way                  211           1,264           1,475              119       1994          (v)
1315 Sadlier Circle E Dr              61             366             427               35    1970/1992        (v)
1341 Sadlier Circle E Dr             136             873           1,009               76    1971/1992        (v)
1322-1438 Sadlier Circle E Dr        152             966           1,118              106    1971/1992        (v)
1327-1441 Sadlier Circle E Dr        225           1,352           1,577              140       1992          (v)
1304 Sadlier Circle E Dr              75             482             557               51    1971/1992        (v)
1402 Sadlier Circle E Dr             171           1,019           1,190               98    1970/1992        (v)
1504 Sadlier Circle E Dr             226           1,332           1,558              128    1971/1992        (v)
1311 Sadlier Circle E Dr              57             407             464               64    1971/1992        (v)
1365 Sadlier Circle E Dr             126             824             950               73    1971/1992        (v)
1352-1354 Sadlier Circle E Dr        184           1,138           1,322              123    1970/1992        (v)
1335 Sadlier Circle E Dr              85             513             598               49    1971/1992        (v)
1327 Sadlier Circle E Dr              55             317             372               30    1971/1992        (v)
1425 Sadlier Circle E Dr              23             143             166               13    1971/1992        (v)
1230 Brookville Way                  109             636             745               60       1995          (v)
6951 E 30th St                       265           1,543           1,808              148       1995          (v)
6701 E 30th St                        82             479             561               46       1992          (v)
6737 E 30th St                       398           2,315           2,713              232       1995          (v)
1225 Brookville Way                   68             389             457               24       1997          (v)
6555 E 30th St                       484           6,062           6,546              700    1969/1981        (v)
2432-2436 Shadeland                  230           1,412           1,642              119       1968          (v)
8402-8440 E 33rd St                  230           1,442           1,672              124       1977          (v)
8520-8630 E 33rd St                  336           2,188           2,524              187       1976          (v)
8710-8768 E 33rd St                  187           1,157           1,344               97       1979          (v)
3316-3346 N. Pagosa Court            335           2,083           2,418              189       1977          (v)
3331 Raton Court                     144             840             984               71       1979          (v)
4430 Airport Expressway            1,238           7,602           8,840              687       1970          (v)
6751 E 30th St                       741           2,945           3,686              165       1997          (v)
9200 East 146th Street               224           2,255           2,479               81       1961          (v)
9210 East 146th Street               472             738           1,210               19       1978          (v)
6575 East 30th Street                128           1,965           2,093               64       1998          (v)
6585 East 30th Street                196           3,321           3,517              161       1998          (v)

LONG ISLAND
1140 Motor Parkway                 1,032           5,960           6,992              451       1978          (v)
10 Edison Street                     183           1,084           1,267               82       1971          (v)
120 Secatogue Ave                    374           2,207           2,581              170       1957          (v)
100 Lauman Lane                      216           1,481           1,697              108       1968          (v)
200 Finn Court                       617           3,595           4,212              273       1965          (v)
717 Broadway Avenue                  787           4,495           5,282              342       1967          (v)
725 Broadway                         641           3,968           4,609              320       1967          (v)
270 Duffy Avenue                   1,302           7,575           8,877              601       1956          (v)
280 Duffy Avenue                     477           2,717           3,194              205       1956          (v)
575 Underhill Boulevard            2,712          15,986          18,698            1,214       1967          (v)
5 Sidney Court                       149             879           1,028               66       1962          (v)

                                                                                                                 COSTS
                                                                                        (b)                   CAPITALIZED
                                                                                    INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)        -----------------------        ACQUISITION
BUILDING ADDRESS                           (CITY/STATE)         ENCUMBRANCES    LAND        BUILDINGS        OR COMPLETION
----------------                           ------------         ------------   ------      -----------       -------------
7 Sidney Court                            Lindenhurst, NY                        172            975                  21
450 Commack Road                           Deer Park, NY                         304          1,720                  56
99 Layfayette Drive                         Syosset, NY                        1,607          9,106                 147
65 East Bethpage Road                      Plainview, NY                         198          1,122                  46
171 Milbar Boulevard                      Farmingdale, NY                        454          2,574                 217
95 Horseblock Road                          Yaphank, NY                        1,313          7,439                 333
151-171 East 2nd Street                   Huntington, NY                         497          2,815                 120
171-175 East 2nd Street                   Huntington, NY                         493          2,792                  88
35 Bloomingdale Road                      Hicksville, NY                         190          1,076                 125
15-39 Tec Street                          Hicksville, NY                         164            930                  51
100 Tec Street                            Hicksville, NY                         237          1,340                  63
51-89 Tec Street                          Hicksville, NY                         207          1,171                  41
502 Old Country Road                      Hicksville, NY                          95            536                  25
80-98 Tec Street                          Hicksville, NY                         123            700                  33
201-233 Park Avenue                       Hicksville, NY                         349          1,979                  99
One Fairchild Court                        Plainview, NY                         315          1,786                 186
79 Express Street                          Plainview, NY                         417          2,363                 325
92 Central Avenue                         Farmingdale, NY                        837          4,745                 173
160 Engineer Drive                        Hicksville, NY                         148            836                  33
260 Engineers Drive                       Hicksville, NY                         264          1,494                 283
87-119 Engineers Dr (o)                   Hicksville, NY                         181          1,023                  56
950-970 South Broadway                    Hicksville, NY                         250          1,418                 178
290 Duffy Avenue                          Hicksville, NY            (g)          383          2,171                 245
185 Price Parkway                         Farmingdale, NY                        611          3,464                  26
62 Alpha Plaza                            Hicksville, NY                         155            877                  53
90 Alpha Plaza                            Hicksville, NY                         127            717                 103
325 Duffy Avenue                          Hicksville, NY                         480          2,720                 101
600 West John Street                      Hicksville, NY                         488          2,763               4,917
939 Motor Parkway                          Hauppauge, NY                         105            596                  93
200 13th Avenue                           Ronkonkoma, NY                         313          1,776                 337
100 13th Avenue                           Ronkonkoma, NY                         348          1,973                 322
1 Comac Loop                              Ronkonkoma, NY                         348          1,973                 382
80 13th Avenue                            Ronkonkoma, NY                         418          2,368                 460
90 13th Avenue                            Ronkonkoma, NY                         383          2,171                 431
33 Comac Loop                             Ronkonkoma, NY                         383          2,171                 427
101-125 Comac Streer                      Ronkonkoma, NY                         905          5,131                 857
360 Smith Street                          Farmingdale, NY                        334          1,851                 652
700 Dibblee Drive                         Garden City, NY                      2,219         12,282                 136
49 Mall Drive                              Hauppauge, NY                         343          5,220                 957
275 Marcus Blvd                            Hauppauge, NY                         349          1,934                 345

LOUISVILLE
1251 Port Road                          Jeffersonville, IN                       858              -              12,508
9001 Cane Run Road                        Louisville, KY                         524              -               5,569

MILWAUKEE
N25 W23050 Paul Road                       Pewaukee, WI                          474          2,723                  18
N25 W23255 Paul Road                    Waukesha County, WI                      571          3,270                   8
N27 W23293 Roundy Drive                 Waukesha County, WI                      412          2,837                   1
6523 N. Sydney Place                       Milwaukee, WI                         172            976                 152
8800 W Bradley                             Milwaukee, WI                         375          2,125                 134
1435 North 113th St                        Wauwatosa, WI                         300          1,699                 366
11217-43 W. Becher St                     West Allis, WI                         148            841                 122
2152 S 114th Street                       West Allis, WI                         326          1,846                 101
4560 N. 124th Street                       Wauwatosa, WI                         118            667                  84
Science Drive                             Sturtevant, WI                       1,255              -              18,792
12221 W. Feerick Street                    Wauwatosa, WI                         210          1,190                 169

MINNEAPOLIS
2700 Freeway Boulevard                  Brooklyn Center, MN         (d)          392          2,318                 486
6507-6545 Cecilia Circle                  Bloomington, MN                        357          1,320                 691
1275 Corporate Center Drive                  Eagan, MN                            80            357                  69
1279 Corporate Center Drive                  Eagan, MN                           105            357                  98
2815 Eagandale Boulevard                     Eagan, MN                            80            357                 182
6201 West 111th Street                    Bloomington, MN                      1,358          8,622               3,754
6403-6545 Cecilia Drive                   Bloomington, MN                        366          1,363                 583
6925-6943 Washington Avenue                  Edina, MN                           117            504                 874
6955-6973 Washington Avenue                  Edina, MN                           117            486                 481
7251-7279 Washington Avenue                  Edina, MN                           129            382                 444
7301-7329 Washington Avenue                  Edina, MN                           174            391                 501
7101 Winnetka Avenue North               Brooklyn Park, MN                     2,195          6,084               2,104
7600 Golden Triangle Drive               Eden Prairie, MN                        566          1,394               1,299
7900 Main Street Northeast                  Fridley, MN                          480          1,604                 637
7901 Beech Street Northeast                 Fridley, MN                          405          1,554                 684
9901 West 74th Street                    Eden Prairie, MN                        621          3,289               2,019


                                            GROSS AMOUNT CARRIED
                                         AT CLOSE OF PERIOD 12/31/99
                                 -----------------------------------------     ACCUMULATED
                                               BUILDING AND                    DEPRECIATION  YEAR BUILT/  DEPRECIABLE
BUILDING ADDRESS                   LAND        IMPROVEMENTS        TOTAL         12/31/99     RENOVATED  LIVES (YEARS)
----------------                 ---------     ------------        -----       ------------ -----------  -------------
7 Sidney Court                         172             996           1,168            75       1964          (v)
450 Commack Road                       303           1,777           2,080           134       1964          (v)
99 Layfayette Drive                  1,601           9,259          10,860           729       1964          (v)
65 East Bethpage Road                  198           1,168           1,366            97       1960          (v)
171 Milbar Boulevard                   454           2,791           3,245           211       1961          (v)
95 Horseblock Road                   1,309           7,776           9,085           591       1971          (v)
151-171 East 2nd Street                497           2,935           3,432           220       1968          (v)
171-175 East 2nd Street                493           2,880           3,373           219       1969          (v)
35 Bloomingdale Road                   190           1,201           1,391           105       1962          (v)
15-39 Tec Street                       165             980           1,145            88       1965          (v)
100 Tec Street                         237           1,403           1,640           110       1965          (v)
51-89 Tec Street                       207           1,212           1,419           103       1965          (v)
502 Old Country Road                    95             561             656            41       1965          (v)
80-98 Tec Street                       124             732             856            56       1965          (v)
201-233 Park Avenue                    349           2,078           2,427           168       1962          (v)
One Fairchild Court                    315           1,972           2,287           149       1959          (v)
79 Express Street                      416           2,689           3,105           210       1972          (v)
92 Central Avenue                      837           4,918           5,755           368       1961          (v)
160 Engineer Drive                     148             869           1,017            65       1966          (v)
260 Engineers Drive                    263           1,778           2,041           145       1966          (v)
87-119 Engineers Dr (o)                181           1,079           1,260            92       1966          (v)
950-970 South Broadway                 250           1,596           1,846           174       1966          (v)
290 Duffy Avenue                       383           2,416           2,799           208       1974          (v)
185 Price Parkway                      610           3,491           4,101           264       1969          (v)
62 Alpha Plaza                         159             926           1,085            52       1968          (v)
90 Alpha Plaza                         130             817             947            44       1969          (v)
325 Duffy Avenue                       491           2,810           3,301           145       1970          (v)
600 West John Street                   498           7,670           8,168           295       1955          (v)
939 Motor Parkway                      112             682             794            35       1977          (v)
200 13th Avenue                        358           2,068           2,426           105       1979          (v)
100 13th Avenue                        396           2,247           2,643           109       1979          (v)
1 Comac Loop                           396           2,307           2,703           112       1980          (v)
80 13th Avenue                         475           2,771           3,246           136       1983          (v)
90 13th Avenue                         438           2,547           2,985           129       1982          (v)
33 Comac Loop                          438           2,543           2,981           123       1983          (v)
101-125 Comac Streer                 1,028           5,865           6,893           284       1985          (v)
360 Smith Street                       342           2,495           2,837           132       1965          (v)
700 Dibblee Drive                    2,227          12,410          14,637           542       1965          (v)
49 Mall Drive                          990           5,530           6,520           242       1986          (v)
275 Marcus Blvd                        365           2,263           2,628            77       1985          (v)

LOUISVILLE
1251 Port Road                         930          12,436          13,366           344       1998          (v)
9001 Cane Run Road                     560           5,533           6,093           119       1998          (v)

MILWAUKEE
N25 W23050 Paul Road                   474           2,741           3,215           376       1989          (v)
N25 W23255 Paul Road                   571           3,278           3,849           450       1987          (v)
N27 W23293 Roundy Drive                412           2,838           3,250           389       1989          (v)
6523 N. Sydney Place                   176           1,124           1,300           115       1978          (v)
8800 W Bradley                         388           2,246           2,634           200       1982          (v)
1435 North 113th St                    310           2,055           2,365           214       1993          (v)
11217-43 W. Becher St                  155             956           1,111            73       1979          (v)
2152 S 114th Street                    339           1,934           2,273           125       1980          (v)
4560 N. 124th Street                   129             740             869            48       1976          (v)
Science Drive                        1,422          18,625          20,047           847       1997          (v)
12221 W. Feerick Street                221           1,348           1,569            80       1971          (v)

MINNEAPOLIS
2700 Freeway Boulevard                 415           2,781           3,196           453       1981          (v)
6507-6545 Cecilia Circle               386           1,982           2,368           839       1981          (v)
1275 Corporate Center Drive             93             413             506           151       1990          (v)
1279 Corporate Center Drive            109             451             560           174       1990          (v)
2815 Eagandale Boulevard                97             522             619           190       1990          (v)
6201 West 111th Street               1,499          12,235          13,734         2,813       1987          (v)
6403-6545 Cecilia Drive                395           1,917           2,312           878       1980          (v)
6925-6943 Washington Avenue            237           1,258           1,495           653       1972          (v)
6955-6973 Washington Avenue            207             877           1,084           574       1972          (v)
7251-7279 Washington Avenue            182             773             955           517       1972          (v)
7301-7329 Washington Avenue            193             873           1,066           799       1972          (v)
7101 Winnetka Avenue North           2,228           8,155          10,383         3,301       1990          (v)
7600 Golden Triangle Drive             615           2,644           3,259         1,201       1989          (v)
7900 Main Street Northeast             497           2,224           2,721         1,347       1973          (v)
7901 Beech Street Northeast            428           2,215           2,643         1,071       1975          (v)
9901 West 74th Street                  639           5,290           5,929         1,421     1983/88         (v)

                                                                                                                 COSTS
                                                                                        (b)                   CAPITALIZED
                                                                                    INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)        -----------------------        ACQUISITION
BUILDING ADDRESS                           (CITY/STATE)         ENCUMBRANCES    LAND        BUILDINGS        OR COMPLETION
----------------                           ------------         ------------   ------      -----------       -------------
11201 Hampshire Avenue South              Bloomington, MN                        495          1,035                 858
12220-12222 Nicollet Avenue               Burnsville, MN                         105            425                  46
12250-12268 Nicollet Avenue               Burnsville, MN                         260          1,054                 182
12224-12226 Nicollet Avenue               Burnsville, MN                         190            770                 125
305 2nd Street Northwest                  Minneapolis, MN                        460          2,744                  41
980 Lone Oak Road                         Minneapolis, MN                        683          4,103                 391
990 Lone Oak Road                         Minneapolis, MN                        883          5,575                 233
1030 Lone Oak Road                        Minneapolis, MN                        456          2,703                  64
1060 Lone Oak Road                        Minneapolis, MN                        624          3,700                 294
5400 Nathan Lane                          Minneapolis, MN                        749          4,461                  44
6464 Sycamore Court                       Minneapolis, MN                        457          2,730                 103
10120 W 76th Street                      Eden Prairie, MN                        315          1,804                 172
7615 Golden Triangle                     Eden Prairie, MN                        268          1,532                 356
7625 Golden Triangle                     Eden Prairie, MN                        415          2,375                 267
2605 Fernbrook Lane North                  Plymouth, MN                          443          2,533                 372
12155 Nicollet Ave.                       Burnsville, MN                         286              -               1,702
900 Apollo Road                              Eagan, MN              (c)        1,029          5,855               1,126
7316 Aspen Lane North                      Brooklyn, MN             (c)          368          2,156                 400
953 Westgate Drive                        Minneapolis, MN                        193          1,178                   3
73rd Avenue North                        Brooklyn Park, MN                       504          2,856                  73
1905 W Country Road C                      Roseville, MN                         402          2,278                  65
2720 Arthur Street                         Roseville, MN                         824          4,671                  78
10205 51st Avenue North                    Plymouth, MN                          180          1,020                  70
4100 Peavey Road                            Chaska, MN                           399          2,261                 631
11300 Hamshire Ave South                  Bloomington, MN                        527          2,985                 422
375 Rivertown Drive                        Woodbury, MN                        1,083          6,135               2,700
5205 Highway 169                           Plymouth, MN                          446          2,525                 785
6451-6595 Citywest Parkway               Eden Prairie, MN                        525          2,975                 696
7100-7190 Shady Oak Rd (p)               Eden Prairie, MN                      1,118          6,333                 485
7500-7546 Washington Square              Eden Prairie, MN                        229          1,300                  76
7550-7588 Washington Square              Eden Prairie, MN                        153            867                  39
5240-5300 Valley Industrial Blvd S       Eden Prairie, MN                        362          2,049                 214
1565 First Avenue NW                     New Brighton, MN                        485          2,750                 302
7125 Northland Terrace                   Brooklyn Park, MN                       660          3,740                 724
6900 Shady Oak Road                      Eden Prairie, MN                        310          1,756                 219
6477-6525 City West Parkway              Eden Prairie, MN                        810          4,590                 178
1157 Valley Park Drive                     Shakopee, MN                          760              -               4,539
500-530 Kasota Avenue SE                  Minneapolis, MN                        415          2,354                 204
770-786 Kasota Avenue SE                  Minneapolis, MN                        333          1,888                 101
800 Kasota Avenue SE                      Minneapolis, MN                        524          2,971                 580
2530-2570 Kasota Avenue                    St. Paul, MN                          407          2,308                 635
504 Malcolm Ave SE                        Minneapolis, MN                        757              -                 421
553 North Fairview                        Minneapolis, MN                        585          3,575                 423
1150 Gateway Drive                         Shakopee, MN                            -              -                   -

NASHVILLE
1621 Heil Quaker Boulevard                 Nashville, TN            (d)          413          2,348                 468
417 Harding Industrial Drive               Nashville, TN                         653          4,583               1,338
3099 Barry Drive                           Portland, TN                          418          2,368                  63
3150 Barry Drive                           Portland, TN                          941          5,333                 337
5599 Highway 31 West                       Portland, TN                          564          3,196                  65
1650 Elm Hill Pike                         Nashville, TN                         329          1,867                  69
1821 Air Lane Drive                        Nashville, TN                         149            846                  13
1102 Appleton Drive                        Nashville, TN                         154            873                   1
1920 Air Lane Drive                        Nashville, TN                         250          1,415                  30
1931 Air Lane Drive                        Nashville, TN                         491          2,785                 117
470 Metroplex Drive (o)                    Nashville, TN                         619          3,507               1,176
1150 Antiock Pike                          Nashville, TN                         667          3,748                  44
1630 Corporate Place                       La Vergne, TN                         230          1,271                 326
4640 Cummings Park                         Nashville, TN                         360          2,040                  51

NORTHERN NEW JERSEY
60 Ethel Road West                        Piscataway, NJ                         252          1,426                 139
70 Ethel Road West                        Piscataway, NJ                         431          2,443                 147
105 Neptune Boulevard                       Neptune, NJ                          245          1,386                 218
140 Hanover Avenue                          Hanover, NJ                          457          2,588                 368
601-629 Montrose Avenue                South Plainfield, NJ                      487          2,762                 226
3 Marlen                                   Hamilton, NJ                           71            404                 100
5 Marlen                                   Hamilton, NJ                          116            655                  41
7 Marlen                                   Hamilton, NJ                          128            728                  61
8 Marlen                                   Hamilton, NJ                          230          1,302                  46
15 Marlen                                  Hamilton, NJ                           53            302                  34
17 Marlen                                  Hamilton, NJ                          104            588                  60
1 South Gold Drive                         Hamilton, NJ                          106            599                  44
5 South Gold Drive                         Hamilton, NJ                          106            602                  57

                                            GROSS AMOUNT CARRIED
                                         AT CLOSE OF PERIOD 12/31/99
                                 -----------------------------------------     ACCUMULATED
                                               BUILDING AND                    DEPRECIATION  YEAR BUILT/  DEPRECIABLE
BUILDING ADDRESS                   LAND        IMPROVEMENTS        TOTAL         12/31/99     RENOVATED  LIVES (YEARS)
----------------                 ---------     ------------        -----       ------------ -----------  -------------
11201 Hampshire Avenue South        501           1,887           2,388               852       1986          (v)
12220-12222 Nicollet Avenue         114             462             576               184     1989/90         (v)
12250-12268 Nicollet Avenue         296           1,200           1,496               474     1989/90         (v)
12224-12226 Nicollet Avenue         207             878           1,085               350     1989/90         (v)
305 2nd Street Northwest            460           2,785           3,245               411       1991          (v)
980 Lone Oak Road                   683           4,494           5,177               848       1992          (v)
990 Lone Oak Road                   873           5,818           6,691             1,155       1989          (v)
1030 Lone Oak Road                  456           2,767           3,223               411       1988          (v)
1060 Lone Oak Road                  624           3,994           4,618               625       1988          (v)
5400 Nathan Lane                    749           4,505           5,254               637       1990          (v)
6464 Sycamore Court                 457           2,833           3,290               448       1990          (v)
10120 W 76th Street                 315           1,976           2,291               252       1987          (v)
7615 Golden Triangle                268           1,888           2,156               458       1987          (v)
7625 Golden Triangle                415           2,642           3,057               388       1987          (v)
2605 Fernbrook Lane North           445           2,903           3,348               478       1987          (v)
12155 Nicollet Ave.                 288           1,700           1,988               173       1995          (v)
900 Apollo Road                   1,030           6,980           8,010               749       1970          (v)
7316 Aspen Lane North               377           2,547           2,924               291       1978          (v)
953 Westgate Drive                  193           1,181           1,374               165       1991          (v)
73rd Avenue North                   512           2,921           3,433               274       1995          (v)
1905 W Country Road C               409           2,336           2,745               219       1993          (v)
2720 Arthur Street                  832           4,741           5,573               444       1995          (v)
10205 51st Avenue North             187           1,083           1,270               107       1990          (v)
4100 Peavey Road                    415           2,876           3,291               268       1988          (v)
11300 Hamshire Ave South            541           3,393           3,934               485       1983          (v)
375 Rivertown Drive               1,503           8,415           9,918               528       1996          (v)
5205 Highway 169                    739           3,017           3,756               320       1960          (v)
6451-6595 Citywest Parkway          538           3,658           4,196               419       1984          (v)
7100-7190 Shady Oak Rd (p)        1,149           6,787           7,936               543       1982          (v)
7500-7546 Washington Square         235           1,370           1,605               104       1975          (v)
7550-7588 Washington Square         157             902           1,059                69       1973          (v)
5240-5300 Valley Industrial Blvd S  371           2,254           2,625               182       1975          (v)
1565 First Avenue NW                496           3,041           3,537               210       1978          (v)
7125 Northland Terrace              767           4,357           5,124               295       1996          (v)
6900 Shady Oak Road                 340           1,945           2,285               133       1980          (v)
6477-6525 City West Parkway         819           4,759           5,578               273       1984          (v)
1157 Valley Park Drive              888           4,411           5,299               101       1997          (v)
500-530 Kasota Avenue SE            429           2,544           2,973               123       1976          (v)
770-786 Kasota Avenue SE            344           1,978           2,322                98       1976          (v)
800 Kasota Avenue SE                592           3,483           4,075               165       1976          (v)
2530-2570 Kasota Avenue             462           2,888           3,350               146       1976          (v)
504 Malcolm Ave SE                  936             242           1,178                19       1976          (v)
553 North Fairview                  827           3,756           4,583                45       1999          (v)
1150 Gateway Drive                    -               -               -                 -       1999          (v)

NASHVILLE
1621 Heil Quaker Boulevard          430           2,799           3,229               385       1975          (v)
417 Harding Industrial Drive        763           5,811           6,574             1,283       1972          (v)
3099 Barry Drive                    424           2,425           2,849               196       1995          (v)
3150 Barry Drive                    987           5,624           6,611               456       1993          (v)
5599 Highway 31 West                571           3,254           3,825               264       1995          (v)
1650 Elm Hill Pike                  331           1,934           2,265               116       1984          (v)
1821 Air Lane Drive                 151             857           1,008                50       1984          (v)
1102 Appleton Drive                 154             874           1,028                50       1984          (v)
1920 Air Lane Drive                 251           1,444           1,695               103       1985          (v)
1931 Air Lane Drive                 495           2,898           3,393               209       1984          (v)
470 Metroplex Drive (o)             624           4,678           5,302               226       1986          (v)
1150 Antiock Pike                   668           3,791           4,459               218       1987          (v)
1630 Corporate Place                233           1,594           1,827                47       1999          (v)
4640 Cummings Park                  365           2,086           2,451                13       1986          (v)

NORTHERN NEW JERSEY
60 Ethel Road West                  264           1,553           1,817               107       1982          (v)
70 Ethel Road West                  451           2,570           3,021               160       1979          (v)
105 Neptune Boulevard               255           1,594           1,849               139       1989          (v)
140 Hanover Avenue                  469           2,944           3,413               270    1964/1988        (v)
601-629 Montrose Avenue             512           2,963           3,475               192       1974          (v)
3 Marlen                             74             501             575                33       1981          (v)
5 Marlen                            121             691             812                43       1981          (v)
7 Marlen                            136             781             917                48       1982          (v)
8 Marlen                            235           1,343           1,578                70       1982          (v)
15 Marlen                            58             331             389                20       1982          (v)
17 Marlen                           110             642             752                40       1981          (v)
1 South Gold Drive                  112             637             749                40       1973          (v)
5 South Gold Drive                  113             652             765                44       1974          (v)

                                                                                                                 COSTS
                                                                                        (b)                   CAPITALIZED
                                                                                    INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)        -----------------------        ACQUISITION
BUILDING ADDRESS                           (CITY/STATE)         ENCUMBRANCES    LAND        BUILDINGS        OR COMPLETION
----------------                           ------------         ------------   ------      -----------       -------------
6 South Gold Drive                         Hamilton, NJ                          58            332                  33
7 South Gold Drive                         Hamilton, NJ                          32            182                  29
8 South Gold Drive                         Hamilton, NJ                         103            584                  43
9 South Gold Drive                         Hamilton, NJ                          60            342                  47
11 South Gold Drive                        Hamilton, NJ                         183          1,039                  67
12 South Gold Drive                        Hamilton, NJ                          84            475                  70
9 Princess Road                          Lawrenceville, NJ                      221          1,254                  90
11 Princess Road                         Lawrenceville, NJ                      491          2,780                 166
15 Princess Road                         Lawrenceville, NJ                      234          1,328                 273
17 Princess Road                         Lawrenceville, NJ                      342          1,936                  55
220 Hanover Avenue                          Hanover, NJ                       1,361          7,715                 509
244 Shefield Street                      Mountainside, NJ                       201          1,141                 137
30 Troy Road                                Hanover, NJ                         128            727                  60
15 Leslie Court                             Hanover, NJ                         126            716                  42
20 Leslie Court                             Hanover, NJ                          84            474                  32
25 Leslie Court                             Hanover, NJ                         512          2,899                 142
130 Algonquin Parkway                       Hanover, NJ                         157            888                  75
150 Algonquin Parkway                       Hanover, NJ                          85            479                  34
55 Locust Avenue                           Roseland, NJ                         535          3,034                 182
31 West Forest Street (o)                  Englewood, NJ                        941          5,333                 442
25 World's Fair Drive                      Franklin, NJ                         285          1,616                  83
14 World's Fair Drive                      Franklin, NJ                         483          2,735                 259
16 World's Fair Drive                      Franklin, NJ                         174            988                  77
18 World's Fair Drive                      Franklin, NJ                         123            699                  44
23 World's Fair Drive                      Franklin, NJ                         134            758                  71
12 World's Fair Drive                      Franklin, NJ                         572          3,240                 166
49 Napoleon Court                          Franklin, NJ                         230          1,306                  69
50 Napoleon Court                          Franklin, NJ                         149            842                  41
22 World's Fair Drive                      Franklin, NJ                         364          2,064                 195
26 World's Fair Drive                      Franklin, NJ                         361          2,048                 148
24 World's Fair Drive                      Franklin, NJ                         347          1,968                 150
12 Wright Way                               Oakland, NJ                         410          2,321                 110

NEW ORLEANS
520-524 Elmwood Park Blvd (o)              Jefferson, LA                        926          5,248                 251
125 Mallard St                             St. Rose, LA             (i)         103            586                 223
107 Mallard                                St. Rose, LA             (i)         164            928                  65
125 James Drive West                       St. Rose, LA             (i)         246          1,392                 138
161 James Drive West                       St. Rose, LA                         298          1,687                 260
150 James Drive East                       St. Rose, LA                         399          2,258                 141
115 James Drive West                       St. Rose, LA             (i)         163            922                  60
100 James Drive                            St. Rose, LA             (i)         430          2,435                 144
143 Mallard St                             St. Rose, LA             (i)         143            812                 107
160 James Drive East                       St. Rose, LA             (i)         102            580                 210
190 James Drive East                       St. Rose, LA             (i)         205          1,160                 114
120 Mallard St                             St. Rose, LA             (i)         348          1,971                 289
110 James Drive West                       St. Rose, LA             (i)         143            812                 160
150 Canvasback Dr                          St. Rose, LA                         165            937                  35

PHILADELPHIA
212 Welsh Pool Road                          Exton, PA                          160            886                 108
230-240 Welsh Pool Road                      Exton, PA                          154            851                 134
264 Welsh Pool Road                          Exton, PA                          147            811                  71
254 Welsh Pool Road                          Exton, PA                          152            842                 325
256 Welsh Pool Road                          Exton, PA                           82            452                 183
213 Welsh Pool Road                          Exton, PA                          149            827                 239
251 Welsh Pool Road                          Exton, PA                          144            796                 100
253-255 Welsh Pool Road                      Exton, PA                          113            626                  94
151-161 Philips Road                         Exton, PA                          191          1,059                 160
210 Philips Road                             Exton, PA                          182          1,005                 217
215 Welsh Pool Road                          Exton, PA                           67            372                 166
102 Pickering Way                            Exton, PA                          765          4,235                 417
217 Welsh Pool Road                          Exton, PA                           64            357                  44
216 Philips Road                             Exton, PA                          199          1,100                 186
202 Philips Road                             Exton, PA                          174            966                 130
110 Thousand Oaks Blvd                    Morgantown, PA                        416          2,300               1,185
20 McDonald Blvd                             Aston, PA                          184          1,016                  50
30 McDonald Blvd                             Aston, PA                          135            748                  90
219 Welsh Pool Road                          Exton, PA                          122            678                  38

PHOENIX
7340 South Kyrene Rd                         Tempe, AZ                        1,495          8,469                  47
7350 S Kyrene Road                           Tempe, AZ                          818          4,634                 394
7360 South Kyrene Rd                         Tempe, AZ                          508          2,876                  47
7343 South Hardy Drive                       Tempe, AZ                        1,119          6,341                  83


                                            GROSS AMOUNT CARRIED
                                         AT CLOSE OF PERIOD 12/31/99
                                 -----------------------------------------     ACCUMULATED
                                               BUILDING AND                    DEPRECIATION  YEAR BUILT/  DEPRECIABLE
BUILDING ADDRESS                   LAND        IMPROVEMENTS        TOTAL         12/31/99     RENOVATED  LIVES (YEARS)
----------------                 ---------     ------------        -----       ------------ -----------  -------------
6 South Gold Drive                   63             360             423               22       1975          (v)
7 South Gold Drive                   36             207             243               13       1976          (v)
8 South Gold Drive                  109             621             730               39       1977          (v)
9 South Gold Drive                   65             384             449               26       1980          (v)
11 South Gold Drive                 192           1,097           1,289               68       1979          (v)
12 South Gold Drive                  89             540             629               33       1980          (v)
9 Princess Road                     231           1,334           1,565               86       1985          (v)
11 Princess Road                    511           2,926           3,437              187       1985          (v)
15 Princess Road                    245           1,590           1,835              176       1986          (v)
17 Princess Road                    343           1,990           2,333              140       1986          (v)
220 Hanover Avenue                1,420           8,165           9,585              506       1987          (v)
244 Shefield Street                 210           1,269           1,479               88    1965/1986        (v)
30 Troy Road                        134             781             915               46       1972          (v)
15 Leslie Court                     132             752             884               47       1971          (v)
20 Leslie Court                      88             502             590               31       1974          (v)
25 Leslie Court                     526           3,027           3,553              187       1975          (v)
130 Algonquin Parkway               163             957           1,120               56       1973          (v)
150 Algonquin Parkway                89             509             598               32       1973          (v)
55 Locust Avenue                    560           3,191           3,751              199       1980          (v)
31 West Forest Street (o)           975           5,741           6,716              357       1978          (v)
25 World's Fair Drive               297           1,687           1,984              105       1986          (v)
14 World's Fair Drive               503           2,974           3,477              214       1980          (v)
16 World's Fair Drive               183           1,056           1,239               66       1981          (v)
18 World's Fair Drive               129             737             866               46       1982          (v)
23 World's Fair Drive               140             823             963               50       1982          (v)
12 World's Fair Drive               593           3,385           3,978              211       1981          (v)
49 Napoleon Court                   238           1,367           1,605               70       1982          (v)
50 Napoleon Court                   154             878           1,032               46       1982          (v)
22 World's Fair Drive               375           2,248           2,623              127       1983          (v)
26 World's Fair Drive               377           2,180           2,557              140       1984          (v)
24 World's Fair Drive               362           2,103           2,465              133       1984          (v)
12 Wright Way                       424           2,417           2,841              151       1981          (v)

NEW ORLEANS
520-524 Elmwood Park Blvd (o)       949           5,476           6,425              304       1986          (v)
125 Mallard St                      108             804             912              100       1984          (v)
107 Mallard                         171             986           1,157               51       1985          (v)
125 James Drive West                257           1,519           1,776               77       1990          (v)
161 James Drive West                304           1,941           2,245              133       1986          (v)
150 James Drive East                409           2,389           2,798              129       1986          (v)
115 James Drive West                171             974           1,145               50       1986          (v)
100 James Drive                     450           2,559           3,009              135       1980          (v)
143 Mallard St                      151             911           1,062               46       1982          (v)
160 James Drive East                108             784             892               80       1981          (v)
190 James Drive East                214           1,265           1,479               68       1987          (v)
120 Mallard St                      365           2,243           2,608              128       1981          (v)
110 James Drive West                150             965           1,115               64       1983          (v)
150 Canvasback Dr                   170             967           1,137               50       1986          (v)

PHILADELPHIA
212 Welsh Pool Road                 175             979           1,154               44       1975          (v)
230-240 Welsh Pool Road             169             970           1,139               43       1975          (v)
264 Welsh Pool Road                 156             873           1,029               39       1975          (v)
254 Welsh Pool Road                 178           1,141           1,319               45       1975          (v)
256 Welsh Pool Road                  92             625             717               24       1975          (v)
213 Welsh Pool Road                 171           1,044           1,215               51       1975          (v)
251 Welsh Pool Road                 157             883           1,040               39       1975          (v)
253-255 Welsh Pool Road             124             709             833               35       1975          (v)
151-161 Philips Road                215           1,195           1,410               52       1975          (v)
210 Philips Road                    197           1,207           1,404               66       1975          (v)
215 Welsh Pool Road                  79             526             605               54       1975          (v)
102 Pickering Way                   823           4,594           5,417              207       1980          (v)
217 Welsh Pool Road                  70             395             465               18       1975          (v)
216 Philips Road                    218           1,267           1,485               58       1985          (v)
202 Philips Road                    198           1,072           1,270               48       1972          (v)
110 Thousand Oaks Blvd              461           3,440           3,901              119       1987          (v)
20 McDonald Blvd                    192           1,058           1,250               35       1988          (v)
30 McDonald Blvd                    149             824             973               32       1988          (v)
219 Welsh Pool Road                 125             713             838                6       1980          (v)

PHOENIX
7340 South Kyrene Rd              1,499           8,512          10,011              443       1996          (v)
7350 S Kyrene Road                  821           5,025           5,846              265       1996          (v)
7360 South Kyrene Rd                512           2,919           3,431              151       1996          (v)
7343 South Hardy Drive            1,129           6,414           7,543              346       1997          (v)

                                                                                                                 COSTS
                                                                                        (b)                   CAPITALIZED
                                                                                    INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)        -----------------------        ACQUISITION
BUILDING ADDRESS                           (CITY/STATE)         ENCUMBRANCES    LAND        BUILDINGS        OR COMPLETION
----------------                           ------------         ------------   ------      -----------       -------------
7333 South Hardy Drive                       Tempe, AZ                         1,549          8,779               56
1045 South Edward Drive                      Tempe, AZ                           390          2,160               53

PORTLAND
5687 International Way (q)                 Milwaukee, OR            (n)          430          2,385              124
5795 SW Jean Road (p)                     Lake Oswego, OR                        427          2,362              113
12130 NE Ainsworth Circle (o)              Portland, OR                          523          2,898              141
5509 NW 122nd Ave (o)                      Milwaukee, OR            (m)          244          1,351               60
6105-6113 NE 92nd Avenue (q)               Portland, OR                          884          4,891              219
8727 NE Marx Drive (p)                     Portland, OR                          580          3,210              151
3910 SW 170th Ave                          Portland, OR                          125            690               39
3388 SE 20th St.                           Portland, OR                           73            405               42
5962-5964 NE 87th Ave                      Portland, OR                           72            398               31
116 SE Yamhill                             Portland, OR                           38            208               22
9106 NE Marx Drive                         Portland, OR                           40            223               28
11620 NE Ainsworth Circle                  Portland, OR                          152            839               34
11824 NE Ainsworth Circle                  Portland, OR                          166            916               43
12124 NE Ainsworth Circle                  Portland, OR                          207          1,148               53
2715 SE Raymond                            Portland, OR                          159            880               53
1645 NE 72nd Ave                           Portland, OR                          116            641               40
1630 SE 8th Ave.                           Portland, OR                          140            775               29
9044 NE Marx Drive                         Portland, OR                           83            459               36
2443 SE 4th Ave.                           Portland, OR                          157            870               47
711 SE Stark St.                           Portland, OR                           42            233               24
11632 NE Ainsworth Circle                  Portland, OR                          799          4,422              172
NE 138th & Airport Way                     Portland, OR                          931          5,155              126
14699 NE Airport Way                       Portland, OR                          242          1,340               51

SALT LAKE
2255 South 300 West (t)                 Salt Lake City, UT                       618          3,504              105
512 Lawndale Drive (u)                  Salt Lake City, UT                     2,779         15,749            1,233
1270 West 2320 South                      West Valley, UT                        138            784               38
1275 West 2240 South                      West Valley, UT                        395          2,241               74
1288 West 2240 South                      West Valley, UT                        119            672               42
2235 South 1300 West                      West Valley, UT                        198          1,120               59
1293 West 2200 South                      West Valley, UT                        158            896               91
1279 West 2200 South                      West Valley, UT                        198          1,120               36
1272 West 2240 South                      West Valley, UT                        336          1,905               71
1149 West 2240 South                      West Valley, UT                        217          1,232               44
1142 West 2320 South                      West Valley, UT                        217          1,232               45

SOUTHERN NEW JERSEY
2-5 North Olnev Ave.                      Cherry Hill, NJ                        284          1,524               50
2 Springdale Road                         Cherry Hill, NJ                        127            701               18
4 Springdale Road (o)                     Cherry Hill, NJ                        335          1,853              373
6 Springdale Road                         Cherry Hill, NJ                         99            547               18
8 Springdale Road                         Cherry Hill, NJ                        259          1,436               42
12 Springdale Road                        Cherry Hill, NJ                        279          1,545               81
1 Esterbrook Lane                         Cherry Hill, NJ                         43            238                8
16 Springdale Road                        Cherry Hill, NJ                        241          1,336               57
5 Esterbrook Lane                         Cherry Hill, NJ                        241          1,336               36
2 Pin Oak Lane                            Cherry Hill, NJ                        317          1,757               60
6 Esterbrook Lane                         Cherry Hill, NJ                        165            914               27
3 Computer Drive                          Cherry Hill, NJ                        500          2,768              134
19 Perina Blvd.                           Cherry Hill, NJ                        161            889               25
28 Springdale Road                        Cherry Hill, NJ                        192          1,060               31
3 Esterbrook Lane                         Cherry Hill, NJ                        199          1,102              228
4 Esterbrook Lane                         Cherry Hill, NJ                        234          1,294               33
26 Springdale Road                        Cherry Hill, NJ                        227          1,257               27
1 Keystone Ave.                           Cherry Hill, NJ                        227          1,223               41
1919 Springdale Road                      Cherry Hill, NJ                        232          1,286               39
21 Olnev Ave.                             Cherry Hill, NJ                         69            380               18
19 Olnev Ave.                             Cherry Hill, NJ                        202          1,119               42
2 Keystone Ave.                           Cherry Hill, NJ                        216          1,194               47
18 Olnev Ave.                             Cherry Hill, NJ                        250          1,382               49
22 Springdale Road                        Cherry Hill, NJ                        526          2,914              199
1998 Springdale Road                      Cherry Hill, NJ                         17             96               39
55 Carnegie Drive                         Cherry Hill, NJ                        550          3,047               76
57 Carnegie Drive                         Cherry Hill, NJ                        739          4,109              113

ST. LOUIS
8921-8957 Frost Avenue                     Hazelwood, MO            (d)          431          2,479               16
9043-9083 Frost Avenue                     Hazelwood, MO            (d)          319          1,838              609
2121 Chapin Industrial Drive              Vinita Park, MO                        606          4,384            1,254
1200 Andes Boulevard                       Olivette, MO                          246          1,412              120


                                            GROSS AMOUNT CARRIED
                                         AT CLOSE OF PERIOD 12/31/99
                                 -----------------------------------------     ACCUMULATED
                                               BUILDING AND                    DEPRECIATION  YEAR BUILT/  DEPRECIABLE
BUILDING ADDRESS                   LAND        IMPROVEMENTS        TOTAL         12/31/99     RENOVATED  LIVES (YEARS)
----------------                 ---------     ------------        -----       ------------ -----------  -------------
7333 South Hardy Drive             1,555           8,829          10,384              460       1997          (v)
1045 South Edward Drive              395           2,208           2,603               23       1976

PORTLAND
5687 International Way (q)           440           2,499           2,939               94       1974          (v)
5795 SW Jean Road (p)                435           2,467           2,902               88       1985          (v)
12130 NE Ainsworth Circle (o)        533           3,029           3,562              106       1986          (v)
5509 NW 122nd Ave (o)                249           1,406           1,655               50       1995          (v)
6105-6113 NE 92nd Avenue (q)         898           5,096           5,994              179       1978          (v)
8727 NE Marx Drive (p)               590           3,351           3,941              118       1987          (v)
3910 SW 170th Ave                    128             726             854               25       1987          (v)
3388 SE 20th St.                      76             444             520               15       1981          (v)
5962-5964 NE 87th Ave                 75             426             501               15       1979          (v)
116 SE Yamhill                        40             228             268                8       1974          (v)
9106 NE Marx Drive                    43             248             291                8       1969          (v)
11620 NE Ainsworth Circle            156             869           1,025               30       1992          (v)
11824 NE Ainsworth Circle            170             955           1,125               33       1992          (v)
12124 NE Ainsworth Circle            212           1,196           1,408               42       1984          (v)
2715 SE Raymond                      163             929           1,092               32       1971          (v)
1645 NE 72nd Ave                     120             677             797               24       1972          (v)
1630 SE 8th Ave.                     144             800             944               28       1968          (v)
9044 NE Marx Drive                    86             492             578               17       1986          (v)
2443 SE 4th Ave.                     161             913           1,074               32       1964          (v)
711 SE Stark St.                      45             254             299                9       1972          (v)
11632 NE Ainsworth Circle            812           4,581           5,393              162       1990          (v)
NE 138th & Airport Way               946           5,266           6,212              186       1990          (v)
14699 NE Airport Way                 248           1,385           1,633               49       1998          (v)

SALT LAKE
2255 South 300 West (t)              612           3,615           4,227              191       1980          (v)
512 Lawndale Drive (u)             2,774          16,987          19,761              901       1981          (v)
1270 West 2320 South                 142             818             960               44       1986          (v)
1275 West 2240 South                 405           2,305           2,710              115       1986          (v)
1288 West 2240 South                 122             711             833               35       1986          (v)
2235 South 1300 West                 202           1,175           1,377               58       1986          (v)
1293 West 2200 South                 162             983           1,145               46       1986          (v)
1279 West 2200 South                 202           1,152           1,354               57       1986          (v)
1272 West 2240 South                 344           1,968           2,312              105       1986          (v)
1149 West 2240 South                 223           1,270           1,493               63       1986          (v)
1142 West 2320 South                 223           1,271           1,494               63       1987          (v)

SOUTHERN NEW JERSEY
2-5 North Olnev Ave.                 285           1,573           1,858               68       1963          (v)
2 Springdale Road                    127             719             846               31       1968          (v)
4 Springdale Road (o)                336           2,225           2,561               86       1963          (v)
6 Springdale Road                     99             565             664               25       1964          (v)
8 Springdale Road                    260           1,477           1,737               64       1966          (v)
12 Springdale Road                   280           1,625           1,905               89       1965          (v)
1 Esterbrook Lane                     43             246             289               11       1965          (v)
16 Springdale Road                   242           1,392           1,634               60       1967          (v)
5 Esterbrook Lane                    242           1,371           1,613               60       1966          (v)
2 Pin Oak Lane                       319           1,815           2,134               79       1968          (v)
6 Esterbrook Lane                    166             940           1,106               41       1966          (v)
3 Computer Drive                     502           2,900           3,402              126       1966          (v)
19 Perina Blvd.                      161             914           1,075               40       1966          (v)
28 Springdale Road                   192           1,091           1,283               47       1967          (v)
3 Esterbrook Lane                    200           1,329           1,529               58       1968          (v)
4 Esterbrook Lane                    235           1,326           1,561               58       1969          (v)
26 Springdale Road                   228           1,283           1,511               56       1968          (v)
1 Keystone Ave.                      222           1,269           1,491               55       1969          (v)
1919 Springdale Road                 233           1,324           1,557               58       1970          (v)
21 Olnev Ave.                         69             398             467               17       1969          (v)
19 Olnev Ave.                        203           1,160           1,363               50       1971          (v)
2 Keystone Ave.                      217           1,240           1,457               56       1966          (v)
18 Olnev Ave.                        251           1,430           1,681               62       1974          (v)
22 Springdale Road                   528           3,111           3,639              176       1977          (v)
1998 Springdale Road                  18             134             152               21       1971          (v)
55 Carnegie Drive                    552           3,121           3,673              136       1988          (v)
57 Carnegie Drive                    742           4,219           4,961              184       1987          (v)

ST. LOUIS
8921-8957 Frost Avenue               431           2,495           2,926              342       1971          (v)
9043-9083 Frost Avenue               319           2,447           2,766              288       1970          (v)
2121 Chapin Industrial Drive         614           5,630           6,244            4,902     1969/87         (v)
1200 Andes Boulevard                 319           1,459           1,778              195       1967          (v)

                                                                                                                 COSTS
                                                                                        (b)                   CAPITALIZED
                                                                                    INITIAL COST             SUBSEQUENT TO
                                             LOCATION               (a)        -----------------------        ACQUISITION
BUILDING ADDRESS                           (CITY/STATE)         ENCUMBRANCES    LAND        BUILDINGS        OR COMPLETION
----------------                           ------------         ------------   ------      -----------       -------------
1248 Andes Boulevard                       Olivette, MO                             156               907             51
1208-1226 Ambassador Boulevard             Olivette, MO                             235             1,351            104
1503-1525 Fairview Industrial              Olivette, MO                             112               658            143
2462-2470 Schuetz Road                     St. Louis, MO                            174             1,004              -
10431-10449 Midwest Industrial Blvd        Olivette, MO                             237             1,360            214
10751 Midwest Industrial Boulevard         Olivette, MO                             193             1,119             19
11652-11666 Fairgrove Industrial Blvd      St. Louis, MO                            103               599            141
11674-11688 Fairgrove Industrial Blvd      St. Louis, MO                            118               689             27
2337 Centerline Drive                  Maryland Heights, MO                         216             1,242            113
6951 N Hanley (o)                          Hazelwood, MO                            405             2,295          1,607
4560 Anglum Road                           Hazelwood, MO                            150               849            205
2760 South 1st Street                      St. Louis, MO                            800                 -          4,562

TAMPA
6614 Adamo Drive                             Tampa, FL                              177             1,005             51
202 Kelsey                                   Tampa, FL                              602             3,409            148
6202 Benjamin Road                           Tampa, FL                              203             1,151            142
6204 Benjamin Road                           Tampa, FL                              432             2,445            228
6206 Benjamin Road                           Tampa, FL                              397             2,251            169
6302 Benjamin Road                           Tampa, FL                              214             1,212            108
6304 Benjamin Road                           Tampa, FL                              201             1,138            139
6306 Benjamin Road                           Tampa, FL                              257             1,457            210
6308 Benjamin Road                           Tampa, FL                              345             1,958            154
5313 Johns Road                              Tampa, FL                              204             1,159             66
5602 Thompson Center Court                   Tampa, FL                              115               652             41
5411 Johns Road                              Tampa, FL                              230             1,304             91
5525 Johns Road                              Tampa, FL                              192             1,086             63
5607 Johns Road                              Tampa, FL                              102               579             56
5709 Johns Road                              Tampa, FL                              192             1,086             63
5711 Johns Road                              Tampa, FL                              243             1,376            154
4410 E Adamo Drive                           Tampa, FL                              523             2,962            220
4420 E Adamo Drive                           Tampa, FL                              127               718             83
4430 E Adamo Drive                           Tampa, FL                              333             1,885            324
4440 E Adamo Drive                           Tampa, FL                              348             1,975            133
4450 E Adamo Drive                           Tampa, FL                              253             1,436            116
5453 W Waters Avenue                         Tampa, FL                               71               402             78
5455 W Waters Avenue                         Tampa, FL                              307             1,742            170
5553 W Waters Avenue                         Tampa, FL                              307             1,742            148
5501 W Waters Avenue                         Tampa, FL                              154               871             77
5503 W Waters Avenue                         Tampa, FL                               71               402             32
5555 W Waters Avenue                         Tampa, FL                              213             1,206             74
5557 W Waters Avenue                         Tampa, FL                               59               335             26
5463 W. Waters Ave                           Tampa, FL              (l)             497             2,751            451
5903 Johns Road                              Tampa, FL                               88               497             44
4107 N Himes Avenue                          Tampa, FL                              568             3,220            180
5461 W. Waters Ave                           Tampa, FL                              261                 -          1,150
10040 18th Street North                      Tampa, FL                              653                 -             10
5471 W. Waters                               Tampa, FL                              572               798             14
5505 Johns Road #7                           Tampa, FL                              228                 -          1,327
5481 W. Waters Avenue                        Tampa, FL                              558                 -          1,589
5483 W. Waters Avenue                        Tampa, FL                              457                 -          1,931
6702-6712 Benjamin Road (s)                  Tampa, FL                              639             3,536            115

OTHER
2800 Airport Road (r)                       Denton, TX                              369             1,935          1,572
3501 Maple Street                           Abilene, TX                              67             1,057            941
4200 West Harry Street (p)                  Wichita, KS                             193             2,224          1,751
Industrial Park No. 2                    West Lebanon, NH                           723             5,208            175
931 Discovery Road                         Green Bay, WI                            121               685            130
2675 Valley View Drive                    Shreveport, LA                            144                 -          5,199
300 10th Street NW                          Clarion, IA                              35                 -          2,727
6601 S. 33rd Street                         McAllen, TX                             231             1,276             33
9601A Dessau Rd                             Austin, TX                              255                 -          1,765

DEVELOPMENTS / REDEVELOPMENTS / VACANT LAND                                      40,987            39,710         10,796
                                                                            -----------    --------------      ---------
                                                                            $   364,989    $    1,756,535      $ 394,221
                                                                            ===========    ==============      =========


                                                      GROSS AMOUNT CARRIED
                                                   AT CLOSE OF PERIOD 12/31/99
                                            ---------------------------------------       ACCUMULATED
                                                          BUILDING AND                    DEPRECIATION  YEAR BUILT/  DEPRECIABLE
BUILDING ADDRESS                              LAND        IMPROVEMENTS        TOTAL         12/31/99     RENOVATED  LIVES (YEARS)
----------------                            ---------     ------------        -----       ------------ -----------  -------------
1248 Andes Boulevard                              157             957           1,114               182       1967          (v)
1208-1226 Ambassador Boulevard                    235           1,455           1,690               205       1966          (v)
1503-1525 Fairview Industrial                     112             801             913               146       1967          (v)
2462-2470 Schuetz Road                            174           1,004           1,178               138       1965          (v)
10431-10449 Midwest Industrial Blvd               237           1,574           1,811               240       1967          (v)
10751 Midwest Industrial Boulevard                193           1,138           1,331               157       1965          (v)
11652-11666 Fairgrove Industrial Blvd             103             740             843               111       1966          (v)
11674-11688 Fairgrove Industrial Blvd             118             716             834               116       1967          (v)
2337 Centerline Drive                             216           1,355           1,571               192       1967          (v)
6951 N Hanley (o)                                 419           3,888           4,307               401       1965          (v)
4560 Anglum Road                                  161           1,043           1,204                92       1970          (v)
2760 South 1st Street                             822           4,540           5,362               143       1997          (v)

TAMPA
6614 Adamo Drive                                  180           1,053           1,233                55       1967          (v)
202 Kelsey                                        619           3,540           4,159               183       1989          (v)
6202 Benjamin Road                                211           1,285           1,496                64       1981          (v)
6204 Benjamin Road                                454           2,651           3,105               145       1982          (v)
6206 Benjamin Road                                416           2,401           2,817               124       1983          (v)
6302 Benjamin Road                                224           1,310           1,534                76       1983          (v)
6304 Benjamin Road                                209           1,269           1,478                83       1984          (v)
6306 Benjamin Road                                269           1,655           1,924                89       1984          (v)
6308 Benjamin Road                                362           2,095           2,457               108       1984          (v)
5313 Johns Road                                   213           1,216           1,429                63       1991          (v)
5602 Thompson Center Court                        120             688             808                36       1972          (v)
5411 Johns Road                                   241           1,384           1,625                71       1997          (v)
5525 Johns Road                                   200           1,141           1,341                59       1993          (v)
5607 Johns Road                                   110             627             737                33       1991          (v)
5709 Johns Road                                   200           1,141           1,341                59       1990          (v)
5711 Johns Road                                   255           1,518           1,773                95       1990          (v)
4410 E Adamo Drive                                550           3,155           3,705               165       1990          (v)
4420 E Adamo Drive                                134             794             928                42       1990          (v)
4430 E Adamo Drive                                345           2,197           2,542               115       1987          (v)
4440 E Adamo Drive                                362           2,094           2,456               108       1988          (v)
4450 E Adamo Drive                                266           1,539           1,805                90       1969          (v)
5453 W Waters Avenue                               82             469             551                24       1987          (v)
5455 W Waters Avenue                              326           1,893           2,219               103       1987          (v)
5553 W Waters Avenue                              326           1,871           2,197                99       1987          (v)
5501 W Waters Avenue                              162             940           1,102                49       1990          (v)
5503 W Waters Avenue                               75             430             505                23       1990          (v)
5555 W Waters Avenue                              221           1,272           1,493                66       1990          (v)
5557 W Waters Avenue                               62             358             420                19       1990          (v)
5463 W. Waters Ave                                560           3,139           3,699               156       1996          (v)
5903 Johns Road                                    93             536             629                28       1987          (v)
4107 N Himes Avenue                               590           3,378           3,968               176       1990          (v)
5461 W. Waters Ave                                265           1,146           1,411                28       1998          (v)
10040 18th Street North                           660               3             663                 -       1999          (v)
5471 W. Waters                                    574             810           1,384                 6       1999          (v)
5505 Johns Road #7                                228           1,327           1,555                 3       1999          (v)
5481 W. Waters Avenue                             560           1,587           2,147                 2       1999          (v)
5483 W. Waters Avenue                             459           1,929           2,388                 3       1999          (v)
6702-6712 Benjamin Road (s)                       651           3,639           4,290                 -       1982          (v)

OTHER
2800 Airport Road (r)                             490           3,386           3,876             1,310       1965          (v)
3501 Maple Street                                 260           1,805           2,065               691       1980          (v)
4200 West Harry Street (p)                        528           3,640           4,168             1,398       1972          (v)
Industrial Park No. 2                             776           5,330           6,106             2,046       1968          (v)
931 Discovery Road                                138             798             936                51       1997          (v)
2675 Valley View Drive                            259           5,084           5,343               157       1997          (v)
300 10th Street NW                                165           2,597           2,762                81       1997          (v)
6601 S. 33rd Street                               233           1,307           1,540                16       1975          (v)
9601A Dessau Rd                                   367           1,653           2,020                 3       1999          (v)

DEVELOPMENTS / REDEVELOPMENTS / VACANT LAND    42,660          48,833          91,493             2,745       (w)
                                            ---------     -----------     -----------         ---------
                                            $ 383,938     $ 2,131,807     $ 2,515,745   (x)   $ 211,456
                                            =========     ===========     ===========         =========

NOTES:
(a)   See description of encumbrances in Note 4 to Notes to Consolidated
      Financial statements.

(b) Initial cost for each respective property is total acquisition costs associated with its purchase.

(c)   These properties are owned by the Securities Partnership.  The Securities
      Partnership guarantees the payment on the Series A Preferred Stock of dividends and amounts upon redemtion, liquidation, dissloution or winding-up.

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

(k)   These properties collateralize the Acquisition Mortgage Loan IV.

(l)   These properties collateralize the Acquisition Mortgage Loan V.

(m)   These properties collateralize the Acquisition Mortgage Loan VI.

(n)   These properties collateralize the Acquisition Mortgage Loan VII.

(o)   Comprised of two properties.

(p)   Comprised of three properties.

(q)   Comprised of four properties.

(r)   Comprised of five properties.

(s)   Comprised of six properties.

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

(x)   Excludes $80,410 of Construction in Progress and $1,437 of Furniture,
      Fixtures and Equipment.







At December 31, 1999, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $2.3 billion (excluding construction in progress).

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                                  SCHEDULE III:
              REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
                             As Of December 31, 1999
                             (Dollars in thousands)




     The changes in total real estate assets for the three years ended December 31, 1999 are as follows:


                                                                          1999             1998             1997
                                                                      -----------      -----------      -----------
Balance, Beginning of Year ......................................     $ 2,583,033      $ 1,994,346      $ 1,050,779
Acquisition, Construction Costs and Improvements ................         242,303          683,619          975,168
Disposition of Assets ...........................................        (227,744)         (94,932)         (31,601)
                                                                      -----------      -----------      -----------
Balance, End of Year ............................................     $ 2,597,592      $ 2,583,033      $ 1,994,346
                                                                      ===========      ===========      ===========

     The changes in accumulated depreciation for the three years ended December 31, 1999 are as follows:


                                                                          1999             1998             1997
                                                                      -----------      -----------      -----------
Balance, Beginning of Year ......................................     $   175,886      $   121,030      $    91,457
Depreciation for Year ...........................................          62,208           57,565           35,286
Disposition of Assets ...........................................         (26,638)          (2,709)          (5,713)
                                                                      -----------      -----------      -----------
Balance, End of Year ............................................     $   211,456      $   175,886      $   121,030
                                                                      ===========      ===========      ===========