Form 10-Q
period 2000-03-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 2000-05-15
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of Common Stock, $.01 par value, outstanding as of May 8, 2000: 38,735,321

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                                    FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2000

                                      INDEX




                                                                          PAGE
PART I:  FINANCIAL INFORMATION                                            ----

    Item 1.  Financial Statements


     Consolidated Balance Sheets as of March 31, 2000 and
     December 31, 1999.................................................... 2

     Consolidated Statements of Operations for the Three
     Months Ended March 31, 2000 and March 31, 1999....................... 3

     Consolidated Statements of Cash Flows for the Three
     Months Ended March 31, 2000 and March 31, 1999....................... 4

     Notes to Consolidated Financial Statements .......................... 5-11


   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations .......................... 12-17

   Item 3. Quantitative and Qualitative Disclosures About Market Risk..... 17


PART II:  OTHER INFORMATION

  Item 1. Legal Proceedings .............................................. 18
  Item 2. Changes in Securities .......................................... 18
  Item 3. Defaults Upon Senior Securities................................. 18
  Item 4. Submission of Matters to a Vote of Security Holders ............ 18
  Item 5. Other Information .............................................. 18
  Item 6. Exhibits and Report on Form 8-K................................. 18



SIGNATURE ................................................................ 20


EXHIBIT INDEX ............................................................ 21

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       FIRST INDUSTRIAL REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                       March 31,       December 31,
                                                                         2000             1999
                                                                     ------------      ------------
                                     ASSETS
Assets:
  Investment in Real Estate:
    Land............................................................  $   388,535      $   383,938
    Buildings and Improvements......................................    2,160,569        2,131,807
    Furniture, Fixtures and Equipment...............................        1,437            1,437
    Construction in Progress........................................       70,348           80,410
    Less: Accumulated Depreciation..................................     (225,915)        (211,456)
                                                                      -----------      -----------
         Net Investment in Real Estate..............................  $ 2,394,974      $ 2,386,136

  Cash and Cash Equivalents.........................................        4,368            2,609
  Restricted Cash...................................................        6,734            2,352
  Tenant Accounts Receivable, Net...................................       11,917            9,924
  Investments in Joint Ventures.....................................        6,202            6,408
  Deferred Rent Receivable..........................................       17,240           17,137
  Deferred Financing Costs, Net.....................................       11,316           11,581
  Prepaid Expenses and Other Assets, Net............................       98,108           90,816
                                                                      -----------      -----------
         Total Assets...............................................  $ 2,550,859      $ 2,526,963
                                                                      ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage Loans Payable, Net.......................................  $   104,385      $   104,951
  Senior Unsecured Debt, Net........................................      948,711          948,688
  Acquisition Facility Payable......................................      112,500           94,000
  Accounts Payable and Accrued Expenses.............................       86,505           78,946
  Rents Received in Advance and Security Deposits...................       22,435           22,014
  Dividends/Distributions Payable...................................       28,462           28,164
                                                                      -----------      -----------
         Total Liabilities..........................................    1,302,998        1,276,763
                                                                      -----------      -----------
Minority Interest...................................................      190,541          190,974
Commitments and Contingencies.......................................          ---              ---

Stockholders' Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized,
      1,650,000, 40,000, 20,000, 50,000 and 30,000 shares of Series
      A, B, C, D and E Cumulative Preferred Stock, respectively, issued and outstanding at March 31, 2000 and December 31,
      1999, having a liquidation preference of $25 per share
      ($41,250), $2,500 per share ($100,000), $2,500 per share
      ($50,000), $2,500 per share ($125,000) and  $2,500 per share
      ($75,000), respectively.......................................           18               18
Common Stock ($.01 par value, 100,000,000 shares authorized,
      38,594,219 and 38,152,811 shares issued and outstanding at
      March 31, 2000 and December 31, 1999, respectively)...........          386              382
Additional Paid-in-Capital..........................................    1,188,197        1,177,364
Distributions in Excess of Accumulated Earnings.....................     (118,251)        (114,451)
Unearned Value of Restricted Stock Grants...........................      (13,030)          (4,087)
                                                                      -----------      -----------
         Total Stockholders' Equity.................................    1,057,320        1,059,226
                                                                      -----------      -----------
         Total Liabilities and Stockholders' Equity.................  $ 2,550,859      $ 2,526,963
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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                          Three Months         Three Months
                                                                             Ended                 Ended
                                                                         March 31,2000         March 31,1999
                                                                        ---------------       ---------------
Revenues:
  Rental Income.......................................................     $  74,129              $  75,287
  Tenant Recoveries and Other Income..................................        21,019                 20,141
                                                                           ---------              ---------
       Total Revenues.................................................        95,148                 95,428
                                                                           ---------              ---------
Expenses:
  Real Estate Taxes...................................................        15,305                 14,828
  Repairs and Maintenance.............................................         4,554                  5,713
  Property Management.................................................         3,304                  2,806
  Utilities...........................................................         2,615                  2,920
  Insurance...........................................................           188                    232
  Other...............................................................         1,454                  1,015
  General and Administrative..........................................         3,661                  3,094
  Interest Expense....................................................        19,785                 20,079
  Amortization of Deferred Financing Costs............................           428                    265
  Depreciation and Other Amortization.................................        17,621                 17,069
                                                                           ---------              ---------
       Total Expenses.................................................        68,915                 68,021
                                                                           ---------              ---------

Income from Operations Before Equity in Income of Joint
   Ventures and Income Allocated to Minority Interest ................        26,233                 27,407
Equity in Income of Joint Ventures....................................            31                    126
Income Allocated to Minority Interest ................................        (3,799)                (3,443)
                                                                           ---------              ---------
Income from Operations................................................        22,465                 24,090

Gain on Sales of Real Estate..........................................         5,874                  1,545
                                                                           ---------              ---------
Net Income............................................................        28,339                 25,635
Less: Preferred Stock Dividends.......................................        (8,211)                (8,211)
                                                                           ---------              ---------
Net Income Available to Common Stockholders...........................        20,128                 17,424
                                                                           =========              =========
Net Income Available to Common Stockholders Per Weighted
Average Common Share Outstanding:
       Basic .........................................................     $     .52              $     .46
                                                                           =========              =========
       Diluted .......................................................     $     .52              $     .46
                                                                           =========              =========










    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                            Three Months Ended    Three Months Ended
                                                              March 31, 2000        March 31, 1999
                                                            ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income.................................................    $  28,339            $  25,635
 Income Allocated to Minority Interest .....................        3,799                3,443
                                                                ---------            ---------
 Income Before Minority Interest............................       32,138               29,078

 Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities:
   Depreciation.............................................       15,814               15,671
   Amortization of Deferred Financing Costs.................          428                  265
   Other Amortization ......................................        2,045                1,419
   Provision for Bad Debts..................................           50                  ---
   Equity in Income of Joint Ventures.......................          (31)                (126)
   Distributions from Joint Ventures........................           31                  126
   Gain on Sales of Properties..............................       (5,874)              (1,545)
   Increase in Tenant Accounts Receivable and Prepaid
     Expenses and Other Assets, Net.........................      (12,325)              (9,597)
   Increase in Deferred Rent Receivable.....................         (403)              (1,641)
   Increase in Accounts Payable and Accrued Expenses and
     Rents Received in Advance and Security Deposits........       10,649                5,641
     Decrease (Increase) in Restricted Cash.................          114                  (83)
                                                                ---------            ---------
         Net Cash Provided by Operating Activities..........       42,636               39,208
                                                                ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of and Additions to Investment in Real Estate....      (73,153)             (51,019)
 Net Proceeds from Sales of Investment in Real Estate.......       52,976               23,806
 Contributions to and Investments in Joint Venture..........          ---                 (750)
 Distributions from Joint Venture...........................          206                   54
 Repayment of Mortgage Loans Receivable.....................        1,179                   87
 Increase in Restricted Cash ...............................       (4,496)              (2,661)
                                                                ---------            ---------
         Net Cash Used in Investing Activities..............      (23,288)             (30,483)
                                                                ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds from Exercise of Employee Stock Options.......          996                  ---
 Repayments on Mortgage Loans Payable.......................         (547)                (526)
 Proceeds from Acquisition Facility Payable ................       51,700               29,300
 Repayments on Acquisition Facility Payable.................      (33,200)             (22,500)
 Dividends/Distributions ...................................      (28,164)             (27,074)
 Preferred Stock Dividends .................................       (8,211)              (8,211)
 Cost of Debt Issuance and Retirement of Debt ..............         (163)                (230)
                                                                ---------            ---------
         Net Cash Used in Financing Activities..............      (17,589)             (29,241)
                                                                ---------            ---------
Net Increase (Decrease) in Cash and Cash Equivalents........        1,759              (20,516)
Cash and Cash Equivalents, Beginning of Period..............        2,609               21,823
                                                                ---------            ---------
Cash and Cash Equivalents, End of Period ...................    $   4,368            $   1,307
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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


1.   ORGANIZATION AND FORMATION OF COMPANY

     First Industrial Realty Trust, Inc. (the "Company") was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 84.1% ownership interest at March 31, 2000. As of March 31, 2000, the Company owned 973 in-service properties located in 25 states, containing an aggregate of approximately 68.0 million square feet of gross leasable area ("GLA") and two properties held for redevelopment. Of the 973 in-service properties owned by the Company, 818 are held by the Operating Partnership, 101 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the REIT are the general partners and 54 are held by limited liability companies of which the Operating Partnership is the sole member. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns 10% equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties (the "September 1998 Joint Venture" and the "September 1999 Joint Venture"). Minority interest in the Company at March 31, 2000 represents the approximate 15.9% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Company's 1999 Form 10-K and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 1999 audited financial statements included in the Company's 1999 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

     In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2000 and December 31, 1999, and the reported amounts of revenues and expenses for each of the three months ended March 31, 2000 and 1999. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Company as of March 31, 2000 and the results of its operations and its cash flows for each of the three months ended March 31, 2000 and 1999.

Tenant Accounts Receivable, Net:

     The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of approximately $2,050 and $2,000 as of March 31, 2000 and December 31, 1999, respectively.

Reclassification:

     Certain 1999 items have been reclassified to conform to the 2000 presentation.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


3.   INVESTMENTS IN JOINT VENTURES

     During the three months ended March 31, 2000, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, approximately $720 (net of the intercompany elimination) in asset management and property management fees from the September 1998 Joint Venture and the September 1999 Joint Venture. The Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, received distributions of approximately $237 from the September 1998 Joint Venture. As of March 31, 2000, the September 1998 Joint Venture owned 146 industrial properties comprising approximately 7.5 million square feet of GLA and the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA.

4. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE

     The following table discloses certain information regarding the Company's mortgage loans, senior unsecured debt and acquisition facility payable:

                                  OUTSTANDING  BALANCE AT           ACCRUED INTEREST PAYABLE AT     INTEREST RATE AT
                              --------------------------------     -----------------------------    ----------------
                                   MARCH 31,      DECEMBER 31,       MARCH 31,      DECEMBER 31,        MARCH 31,       MATURITY
                                     2000            1999              2000            1999               2000            DATE
                              ---------------    -------------     -------------    ------------       ----------     -----------
MORTGAGE LOANS PAYABLE, NET
1995 Mortgage Loan..............  $  38,975       $   39,099        $      164       $    165             7.220%         1/11/26
CIGNA Loan......................     34,470           34,636               215            216             7.500%         4/01/03
Assumed Loans...................      8,259            8,343               ---            ---             9.250%         1/01/13
LB Mortgage Loan  II............        705              705               ---            ---             8.000%             (1)
Acquisition Mortgage Loan I ....      3,519            3,591               ---            ---             8.500%         8/01/08
Acquisition Mortgage Loan II ...      7,598            7,630                49            ---             7.750%         4/01/06
Acquisition Mortgage Loan III...      3,317            3,350               ---            ---             8.875%         6/01/03
Acquisition Mortgage Loan IV ...      2,408            2,423               ---            ---             8.950%        10/01/06
Acquisition Mortgage Loan V ....      2,777   (2)      2,793   (2)         ---            ---             9.010%         9/01/06
Acquisition Mortgage Loan VI ...        982   (2)        991   (2)         ---            ---             8.875%        11/01/06
Acquisition Mortgage Loan VII...      1,375   (2)      1,390   (2)         ---            ---             9.750%         3/15/02
                                  ---------       ----------        ----------       --------
Total...........................  $ 104,385       $  104,951        $      428       $    381
                                  =========       ==========        ==========       ========

SENIOR UNSECURED DEBT, NET
2005 Notes......................  $  50,000       $   50,000        $    1,246       $    383             6.900%        11/21/05
2006 Notes......................    150,000          150,000             3,500            875             7.000%        12/01/06
2007 Notes......................    149,963   (3)    149,961   (3)       4,307          1,457             7.600%         5/15/07
2011 Notes......................     99,482   (3)     99,470   (3)       2,786            942             7.375%         5/15/11 (4)
2017 Notes......................     99,830   (3)     99,828   (3)       2,500            625             7.500%        12/01/17
2027 Notes......................     99,868   (3)     99,867   (3)       2,701            914             7.150%         5/15/27 (5)
2028 Notes......................    199,777   (3)    199,776   (3)       3,209          7,009             7.600%         7/15/28
2011 Drs........................     99,791   (3)     99,786   (3)       3,178          1,553             6.500% (7)     4/05/11 (6)
                                  ---------       ----------        ----------       --------
Total...........................  $ 948,711       $  948,688        $   23,427       $ 13,758
                                  =========       ==========        ==========       ========

ACQUISITION FACILITY PAYABLE
1997 Unsecured Acquisition
   Facility.....................  $ 112,500       $   94,000        $      692       $    663              6.84%         4/30/01
                                  =========       ==========        ==========       ========


(1) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(2) At March 31, 2000, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $249, $55 and $57, respectively. At December 31, 1999, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $258, $57 and $64, respectively.
(3)  At March 31, 2000, the 2007 Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028
     Notes and the 2011 Drs. are net of unamortized discounts of $37, $518, $170, $132, $223 and $209, respectively. At December 31, 1999, the 2007
     Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $39, $530, $172, $133, $224 and $214, respectively.
(4) The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004.
(5) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(6) The 2011 Drs. are required to be redeemed by the Operating Partnership on April 5, 2001 if the Remarketing Dealer elects not to remarket the 2011 Drs.
(7) The 2011 Drs. bear interest at an annual rate of 6.50% to the Remarketing Date. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based on a predetermined formula as disclosed in the related Prospectus Supplement.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

4. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

     The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                                            Amount
                                        -------------
                 Remainder of 2000       $    1,757
                 2001                       115,007
                 2002                         3,935
                 2003                        37,189
                 2004                         2,019
                 Thereafter               1,005,912
                                         ----------
                 Total                   $1,165,819
                                         ==========

     The maturity date of the LB Mortgage Loan II is based on a contingent event. As a result, this loan is not included in the preceding table.

5.   STOCKHOLDERS' EQUITY

Restricted Stock:

     During the three months ended March 31, 2000, the Company awarded 353,139 shares of restricted common stock to certain employees and 825 shares of restricted common stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 14,903 shares of restricted common stock. These shares of restricted common stock had a fair value of approximately $9,551 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

Dividends/Distributions:

     The following table summarizes dividends/distributions for the three months ended March 31, 2000

COMMON STOCK/OPERATING PARTNERSHIP UNITS


                                                                              Dividend/Distribution              Total
                                   Record Date           Payable Date             Per Share/Unit        Dividend/Distribution
                                -----------------     ------------------     -----------------------    ---------------------
Fourth Quarter 1999             December 31, 1999      January 24, 2000             $    .6200               $    28,164
First Quarter 2000                March 31, 2000        April 17, 2000              $    .6200               $    28,462



PREFERRED STOCK
First Quarter:

                                                                                    Dividend                Total Quarterly
                                   Record Date           Payable Date               per Share                   Dividend
                                 -----------------     ------------------     -----------------------    ---------------------
Series A Preferred Stock          March 15, 2000        March 31, 2000              $   .59375               $       980
Series B Preferred Stock          March 15, 2000        March 31, 2000              $ 54.68750               $     2,188
Series C Preferred Stock          March 15, 2000        March 31, 2000              $ 53.90600               $     1,078
Series D Preferred Stock          March 15, 2000        March 31, 2000              $ 49.68700               $     2,485
Series E Preferred Stock          March 15, 2000        March 31, 2000              $ 49.37500               $     1,480


6.   ACQUISITION AND DEVELOPMENT OF REAL ESTATE

     During the three months ended March 31, 2000, the Company acquired nine industrial properties and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $31,598, excluding costs incurred in conjunction with the acquisition of the properties. The Company also completed the development of seven industrial properties comprising approximately 1.3 million square feet of GLA at a cost of approximately $46,034.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


7.   SALES OF REAL ESTATE

     During the three months ended March 31, 2000, the Company sold 11 industrial properties and several land parcels. Gross proceeds from these sales were approximately $55,094. The gain on sales of real estate was approximately $5,874.


8.   REAL ESTATE HELD FOR SALE

     The Company has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates. At March 31, 2000, the Company had five industrial properties comprising approximately 1.0 million square feet of GLA held for sale. Four of five of these properties were identified as held for sale during the three months ended March 31, 2000. There can be no assurance that such properties held for sale will be sold.

     The following table discloses certain information regarding the five industrial properties held for sale by the Company.

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                           ------------------------------
                                               2000             1999
                                           -------------    -------------
     Total Revenues                          $   1,408        $  1,143
     Operating Expenses                           (372)           (378)
     Depreciation and Amortization                (116)           (182)
                                             ---------        --------
     Income from Operations                  $     920        $    583
                                             =========        ========

     Net Carrying Value                      $  30,611
                                             =========

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)




9.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                                                Three Months Ended
                                                                       ----------------------------------
                                                                          March 31,            March 31,
                                                                            2000                 1999
                                                                       -------------        -------------

   Interest paid, net of capitalized interest ..................        $   10,040            $  10,352
                                                                        ==========            =========
   Interest capitalized.........................................        $    1,376            $   1,229
                                                                        ==========            =========
Supplemental schedule of noncash investing and financing
activities:
   Distribution payable on common stock/units...................        $   28,462            $  27,157
                                                                        ==========            =========

Issuance of units in exchange for property......................        $      301            $     ---
                                                                        ==========            =========
Exchange of units for common shares:
   Minority interest............................................               ---                 (255)
   Common stock.................................................               ---                  ---
   Additional paid-in capital...................................               ---                  255
                                                                        ----------            ---------
                                                                        $      ---            $     ---
                                                                        ==========            =========

In conjunction with the property and land acquisitions, the
following assets and liabilities were assumed:
   Purchase of real estate .....................................        $  31,598             $  18,925
   (Accrued) Prepaid real estate taxes and security deposits....             (201)                   13
                                                                        ----------            ---------
                                                                        $  31,397             $  18,938
                                                                        =========             =========


                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)



10.  EARNINGS PER SHARE

     Earnings per share ("EPS") amounts are based on the weighted average amount of common stock and common stock equivalents (employee stock options) outstanding. The outstanding units in the Operating Partnership (the "Units") have been excluded from the diluted earnings per share calculation as there would be no effect on the earnings per share amounts since the minority interests' share of income would also be added back to net income. The computation of basic and diluted EPS is presented below:

                                                          Three Months       Three Months
                                                             Ended              Ended
                                                         March 31, 2000     March 31, 1999
                                                         --------------     --------------
   Numerator:
     Net Income......................................    $     28,339       $     25,635
     Less: Preferred Stock Dividends.................          (8,211)            (8,211)
                                                         ------------       ------------
     Net Income Available to Common Stockholders
      - For Basic and Diluted  EPS...................    $     20,128       $     17,424
                                                         ============       ============

   Denominator:
     Weighted Average Shares - Basic.................      38,380,636         37,963,720

     Effect of Dilutive Securities:
        Employee and Director Common Stock Options...         159,712             84,166
                                                         ------------       ------------
     Weighted Average Shares - Diluted...............      38,540,348         38,047,886
                                                         ============       ============
   Basic EPS:

    Net Income Available to Common Stockholders.....     $        .52       $        .46
                                                         ============       ============
   Diluted EPS:

     Net Income Available to Common Stockholders.....    $        .52       $        .46
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

     The Company has committed to the construction of 22 development projects totaling approximately 2.8 million square feet of GLA for an estimated investment of approximately $127.3 million. Of this amount, approximately $64.4 million remains to be funded. These developments are expected to be funded with cash flows from operations, borrowings under the Company's $300,000 unsecured revolving credit facility and proceeds from the sale of select properties of the Company.

12.  SUBSEQUENT EVENTS

     From April 1, 2000 to May 8, 2000, the Company acquired two industrial properties and one land parcel for an aggregate purchase price of approximately $7,035, excluding costs incurred in conjunction with the acquisition of these industrial properties and land parcel. The Company also sold one industrial property and one land parcel for approximately $7,550 of gross proceeds.

     From April 1, 2000 to May 8, 2000, the Company repurchased 12,000 shares of its common stock at a weighted average price per share of approximately $26.49.

     On April 17, 2000, the Company and the Operating Partnership paid a first quarter 2000 dividend/distribution of $.62 per common share/Unit, totaling approximately $28,462.

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

     The Company was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 84.1% ownership interest at March 31, 2000. As of March 31, 2000, the Company owned 973 in-service properties located in 25 states, containing an aggregate of approximately 68.0 million square feet of gross leasable area ("GLA") and two properties held for redevelopment. Of the 973 in-service properties owned by the Company, 818 are held by the Operating Partnership, 101 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the REIT are the general partners and 54 are held by limited liability companies of which the Operating Partnership is the sole member. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns 10% equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties (the "September 1998 Joint Venture" and the "September 1999 Joint Venture"). Minority interest in the Company at March 31, 2000 represents the approximate 15.9% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

RESULTS OF OPERATIONS

     At March 31, 2000, the Company owned 973 in-service properties with approximately 68.0 million square feet of GLA, compared to 978 in-service properties with approximately 68.8 million square feet of GLA at March 31, 1999. During the period between April 1, 1999 and March 31, 2000, the Company acquired 28 properties containing approximately 2.3 million square feet of GLA, completed development of 24 properties and expansion of one property totaling approximately 4.1 million square feet of GLA and sold 56 in-service properties totaling approximately 6.8 million square feet of GLA and several land parcels. The Company also took one property out of service which was subsequently sold comprising approximately .4 million square feet of GLA.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THREE MONTHS ENDED MARCH 31, 1999

     Rental income and tenant recoveries and other income decreased by approximately $.3 million or .3% due primarily to a decrease in average GLA for the three months ended March 31, 2000 compared to the three months ended March 31, 1999, offset by an increase in same store revenue. Rental income and tenant recoveries and other income from properties owned prior to January 1, 1999 increased by approximately $3.0 million or 3.7% due primarily to general rent increases.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses remained relatively unchanged. Property expenses from properties owned prior to January 1, 1999 remained relatively unchanged.

     General and administrative expense increased by approximately $.6 million due primarily to general pay increases and additional employees.

     Interest expense decreased by approximately $.3 million for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 due primarily to a lower average debt balance outstanding and an increase in capitalized interest for the three months ended March 31, 2000 due to an increase in development activities. This was slightly offset by an increase in the weighted average interest rate for the three months ended March 31, 2000 (7.28%) compared to the three months ended March 31, 1999 (7.16%). The average debt balance outstanding for the three months ended March 31, 2000 and 1999 was approximately $1.17 billion and $1.20 billion, respectively.

     Amortization of deferred financing costs increased by approximately $.2 million due primarily to amortization of additional deferred financing costs relating to the Company's $300 million unsecured line of credit (the "1997 Unsecured Acquisition Facility").

     Depreciation and other amortization increased by approximately $.6 million due primarily to depreciation and amortization related to leasing commissions and tenant improvements incurred subsequent to December 31, 1998.

     Equity in income of joint ventures remained relatively unchanged.

     The $5.9 million gain on sales of properties for the three months ended March 31, 2000 resulted from the sale of 11 industrial properties and several land parcels. Gross proceeds from these sales were approximately $55.1 million.

     The $1.5 million gain on sales of properties for the three months ended March 31,1999 resulted from the sale of ten industrial properties and one land parcel. Gross proceeds from these sales were approximately $23.9 million.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company's cash and cash equivalents was approximately $4.4 million and restricted cash was approximately $6.7 million. Included in restricted cash are approximately $1.3 million of cash reserves required to be set aside under the Company's $40.0 million mortgage loan (the "1995 Mortgage Loan") for payments of security deposit refunds, tenant improvements, capital expenditures, interest, real estate taxes, and insurance. The portion of the cash reserve relating to payments for capital expenditures, interest, real estate taxes, and insurance for properties collateralizing the 1995 Mortgage Loan is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserve relating to security deposit refunds for the tenants occupying the properties collateralizing the 1995 Mortgage Loan is adjusted as tenants turn over. Also included in restricted cash is approximately $5.4 million of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Company exchanges into properties under Section 1031 of the Internal Revenue Code.

THREE MONTHS ENDED MARCH 31, 2000

     Net cash provided by operating activities of approximately $42.6 million for the three months ended March 31, 2000 was comprised primarily of net income before minority interest of approximately $32.1 million and adjustments for non-cash items of approximately $12.1 million, offset by the net change in operating assets and liabilities of approximately $1.6 million. The adjustments for the non-cash items of approximately $12.1 million are primarily comprised of depreciation and amortization of approximately $18.3 million and a provision for bad debts of approximately $.1 million, offset by the gain on sales of properties of approximately $5.9 million and the effect of the straight-lining of rental income of approximately $.4 million.

     Net cash used in investing activities of approximately $23.3 million for the three months ended March 31, 2000 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by the net proceeds from the sales of real estate, distributions from the September 1998 Joint Venture and the repayment of mortgage loans receivable.

     Net cash used in financing activities of approximately $17.6 million for the three months ended March 31, 2000 was comprised primarily of repayments on mortgage loans payable and common and preferred stock dividends and unit distributions, offset by the net borrowings under the Company's 1997 Unsecured Acquisition Facility and proceeds from the exercise of employee stock options.

THREE MONTHS ENDED MARCH 31, 1999

     Net cash provided by operating activities of approximately $39.2 million for the three months ended March 31, 1999 was comprised primarily of net income before minority interest of approximately $29.1 million and adjustments for non-cash items of approximately $14.2 million, offset by the net change in operating assets and liabilities of approximately $3.9 million. The adjustments for the non-cash items of approximately $14.2 million are primarily comprised of depreciation and amortization of approximately $17.3 million, offset by the gain on sales of properties of approximately $1.5 million and the effect of the straight-lining of rental income of approximately $1.6 million.

     Net cash used in investing activities of approximately $30.5 million for the three months ended March 31, 1999 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investment in the September 1998 Joint Venture and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by the net proceeds from the sales of real estate, distributions from the September 1998 Joint Venture and the repayment of mortgage loans receivable.

     Net cash used in financing activities of approximately $29.2 million for the three months ended March 31, 1999 was comprised primarily of repayments on mortgage loans payable and common and preferred stock dividends and unit distributions, offset by the net borrowings under the Company's 1997 Unsecured Acquisition Facility.

FUNDS FROM OPERATIONS AND RATIO OF EARNINGS TO FIXED CHARGES

     Funds from operations for the three months ended March 31, 2000 was $40.4 million, as compared to $36.3 million for the three months ended March 31, 1999, as a result of the factors discussed in the analysis of operating results above as well as an increase in income generated from Integrated Industrial Solutions(TM) activities. Management considers funds from operations to be one financial measure of the operating performance of an equity REIT that provides a relevant basis for comparison among REITs and it is presented to assist investors in analyzing the performance of the Company. The Company calculates funds from operations to be equal to net income, excluding gains (or losses) from debt restructuring and sales of depreciated property (the Company includes in funds from operations the gain from sales of land and sale of undepreciated property related to the Company's Integrated Industrial Solutions(TM) activities), plus depreciation and amortization, excluding amortization of deferred financing costs and interest rate protection agreements, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations do not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends and distributions. Funds from operations should not be considered as a substitute for net income as a measure of results of operations or for cash flow from operating activities (calculated in accordance with generally accepted accounting principles) as a measure of liquidity. Funds from operations as calculated by the Company may not be comparable to similarly titled, but differently calculated, measures of other REITs.

     The following is a reconciliation of net income to funds from operations:

                                          Three Months Ended       Three Months Ended
                                            March 31, 2000            March 31, 1999
                                         ---------------------    --------------------
Net Income Available to
  Common Stockholders...........            $  20,128                 $ 17,424
Adjustments:
 Depreciation and Other
  Amortization .................               17,350                   16,819
 Equity in Depreciation and
  Other Amortization of Joint
  Ventures......................                  252                      128
 Minority Interest..............                3,799                    3,443
 Gain on Sales of Properties....               (1,128)                  (1,545)
                                            ---------                ---------
  Funds From Operations.........            $  40,401                $  36,269
                                            =========                =========

     The ratio of earnings to fixed charges and preferred stock dividends was
1.56 for the three months ended March 31, 2000 compared to 1.61 for the three months ended March 31, 1999. The decrease is primarily due to a decrease in income from operations due to an increase in general and administrative expense and depreciation and amortization, as discussed in the "Results of Operations" above.

MARKET RISK

     The following discussion about the Company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at March 31, 2000 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

     In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

     At March 31, 2000, $112.5 million (approximately 9.7% of total debt at March 31, 2000) of the Company's debt was variable rate debt (all of the variable rate debt relates to the Company's 1997 Unsecured Acquisition Facility) and $1,053.1 million (approximately 90.3% of total debt at March 31, 2000) was fixed rate debt. The Company also had outstanding a written put and a written call option (collectively, the "Written Options") which were issued in conjunction with the initial offering of two tranches of unsecured debt. The Company's past practice has been to lock into fixed interest rates at issuance or fix the rate of variable rate debt through the use of interest rate protection agreements when interest rate market conditions dictate it is advantageous to do so. Currently, the Company does not enter into financial instruments for trading or other speculative purposes.

     For fixed rate debt, changes in interest rates generally affect the fair value of the debt, but not earnings or cash flows of the Company. Conversely, for variable rate debt, changes in the interest rate generally do not impact the fair value of the debt, but would affect the Company's future earnings and cash flows. The interest rate risk and changes in fair market value of fixed rate debt generally do not have a significant impact on the Company until the Company is required to refinance such debt. See Note 4 to the consolidated financial statements for a discussion of the maturity dates of the Company's various fixed rate debt.

     Based upon the amount of variable rate debt outstanding at March 31, 2000, a 10% increase or decrease in the interest rate on the Company's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.8 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at March 31, 2000 by approximately $49.8 million to $923.9 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at March 31, 2000 by approximately $55.9 million to $1,029.6 million. A 10% increase in interest rates would decrease the fair value of the Written Options at March 31, 2000 by approximately $2.1 million to $3.5 million. A 10% decrease in interest rates would increase the fair value of the Written Options at March 31, 2000 by approximately $3.3 million to $8.9 million.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

     During the three months ended March 31, 2000, the Company purchased nine industrial properties and several land parcels, for an aggregate purchase price of approximately $31.6 million, excluding costs incurred in conjunction with the acquisition of the properties. The Company also completed the development of seven industrial properties comprising approximately 1.3 million square feet of GLA at a cost of approximately $46.0 million.

     During the three months ended March 31, 2000, the Company sold 11 industrial properties and several land parcels. Gross proceeds from these sales were approximately $55.1 million.

     The Company has committed to the construction of 22 development projects totaling approximately 2.8 million square feet of GLA for an estimated investment of approximately $127.3 million. Of this amount, approximately $64.4 million remains to be funded. These developments are expected to be funded with cash flows from operations, borrowings under the Company's 1997 Unsecured Acquisition Facility and proceeds from the sale of select properties of the Company.

REAL ESTATE HELD FOR SALE

     The Company has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates. At March 31, 2000, the Company had five industrial properties comprising approximately 1.0 million square feet of GLA held for sale. Income from operations of the five industrial properties held for sale for the three months ended March 31, 2000 and 1999 is approximately $.9 million and $.6 million, respectively. Net carrying value of the five industrial properties held for sale at March 31, 2000 is approximately $30.6 million. Four of five of these properties were identified as held for sale during the three months ended March 31, 2000. There can be no assurance that such properties held for sale will be sold.

INVESTMENTS IN JOINT VENTURES

     During the three months ended March 31, 2000, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, approximately $.7 million (net of the intercompany elimination) in asset management and property management fees from the September 1998 Joint Venture and the September 1999 Joint Venture. The Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, received distributions of approximately $.2 million from the September 1998 Joint Venture. As of March 31, 2000, the September 1998 Joint Venture owned 146 industrial properties comprising approximately 7.5 million square feet of GLA and the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA.

ISSUANCE OF RESTRICTED STOCK

     During the three months ended March 31, 2000, the Company awarded 353,139 shares of restricted common stock to certain employees and 825 shares of restricted common stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 14,903 shares of restricted common stock. These shares of restricted common stock had a fair value of approximately $9.6 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

DIVIDENDS/DISTRIBUTIONS

     On January 24, 2000, the Company and the Operating Partnership paid a fourth quarter 1999 distribution of $.62 per common share/Unit, totaling approximately $28.2 million.

     On March 31, 2000, the Company paid first quarter preferred stock dividends of $.59375 per share on its Series A Preferred Stock, $54.688 per share (equivalent to $.54688 per Depositary Share) on its Series B Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, $49.687 per share (equivalent to $.49687 per Depositary Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its Series E Preferred Stock. The preferred stock dividends paid on March 31, 2000 totaled, in the aggregate, approximately $8.2 million.

SUBSEQUENT EVENTS

     From April 1, 2000 to May 8, 2000, the Company acquired two industrial properties and one land parcel for an aggregate purchase price of approximately $7.0 million excluding costs incurred in conjunction with the acquisition of these industrial properties and land parcel. The Company also sold one industrial property and one land parcel for approximately $7.6 million of gross proceeds.


     From April 1, 2000 to May 8, 2000, the Company repurchased 12,000 shares of its common stock at a weighted average price per share of approximately $26.49.

     On April 17, 2000, the Company and the Operating Partnership paid a first quarter 2000 dividend/distribution of $.62 per common share/Unit, totaling approximately $28.5 million.

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

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term secured and unsecured indebtedness and the issuance of additional equity securities. As of March 31, 2000 and May 8, 2000, $589.2 million of common stock, preferred stock and depositary shares and $100.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under the 1997 Unsecured Acquisition Facility. At March 31, 2000, borrowings under the 1997 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 6.84%. As of May 8, 2000, the Company had approximately $142.7 million available for additional borrowings under the 1997 Unsecured Acquisition Facility.


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

Report on Form 8-K:

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



                            FIRST INDUSTRIAL REALTY TRUST, INC.


Date: May 11, 2000          By: /s/ Michael J. Havala
                                -----------------------------------------------
                                Michael J. Havala
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

  27*          Financial Data Schedule

*   Filed herewith.