Form 10-Q
period 2000-06-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 2000-08-14
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
 / / Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934


                             ----------------------
                         Commission File Number 1-13102
                             ----------------------


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of Common Stock, $.01 par value, outstanding as of August 10, 2000: 38,951,296

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2000

                                      INDEX
                                      -----



                                                                                                   PAGE
PART I:  FINANCIAL INFORMATION                                                                     ----
  Item 1.  Financial Statements


     Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999......................     2

     Consolidated Statements of Operations for the Six Months Ended June 30, 2000
     and June 30, 1999..........................................................................     3

     Consolidated Statements of Operations for the Three Months Ended June 30, 2000
     and June 30,1999...........................................................................     4

     Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000
     and June 30, 1999..........................................................................     5

     Notes to Consolidated Financial Statements.................................................     6-13

  Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ........................................................     14-21

  Item 3. Quantitative and Qualitative Disclosures About Market Risk............................     21


PART II:  OTHER INFORMATION

  Item 1.  Legal Proceedings ...................................................................     22
  Item 2.  Changes in Securities ...............................................................     22
  Item 3.  Defaults Upon Senior Securities......................................................     22
  Item 4.  Submission of Matters to a Vote of Security Holders .................................     22
  Item 5.  Other Information ...................................................................     22
  Item 6.  Exhibits and Report on Form 8-K......................................................     22



SIGNATURE ......................................................................................     24


EXHIBIT INDEX ..................................................................................     25

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       FIRST INDUSTRIAL REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                                                                 June 30,        December 31,
                                                                                   2000              1999
                                                                            ----------------   ----------------
                                                         ASSETS
Assets:
 Investment in Real Estate:
 Land .................................................................       $    349,050      $    383,938
 Buildings and Improvements ...........................................          1,828,183         2,131,807
 Furniture, Fixtures and Equipment ....................................              1,437             1,437
 Construction in Progress .............................................             52,826            80,410
 Less: Accumulated Depreciation .......................................           (201,125)         (211,456)
                                                                            ----------------   ----------------
         Net Investment in Real Estate ................................          2,030,371         2,386,136

Real Estate Held for Sale, Net of Accumulated Depreciation and
 Amortization of $37,774...............................................            390,245                --
Cash and Cash Equivalents .............................................              5,509             2,609
Restricted Cash .......................................................             28,257             2,352
Tenant Accounts Receivable, Net .......................................             11,583             9,924
Investments in Joint Ventures .........................................              6,078             6,408
Deferred Rent Receivable ..............................................             17,325            17,137
Deferred Financing Costs, Net .........................................             12,963            11,581
Prepaid Expenses and Other Assets, Net ................................             89,416            90,816
                                                                            ----------------   ----------------
         Total Assets .................................................       $  2,591,747      $  2,526,963
                                                                            ================   ================


                                 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Mortgage Loans Payable, Net ........................................       $    103,783      $    104,951
   Senior Unsecured Debt, Net .........................................            948,735           948,688
   Acquisition Facility Payable .......................................            161,800            94,000
   Accounts Payable and Accrued Expenses ..............................             73,623            78,946
   Rents Received in Advance and Security Deposits ....................             22,213            22,014
   Dividends/Distributions Payable ....................................             28,601            28,164
                                                                            ----------------   ----------------
         Total Liabilities ............................................          1,338,755         1,276,763
                                                                            ----------------   ----------------

Minority Interest .....................................................            188,448           190,974
Commitments and Contingencies .........................................                 --                --

Stockholders' Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized,
    1,650,000, 40,000, 20,000, 50,000 and 30,000 shares of Series A, B,
    C, D and E Cumulative Preferred Stock, respectively, issued and outstanding at June 30, 2000 and December 31, 1999, having a liquidation preference of $25 per share ($41,250), $2,500 per share ($100,000), $2,500 per share ($50,000), $2,500 per share
    ($125,000) and $2,500 per share ($75,000), respectively............                 18                18
Common Stock ($.01 par value, 100,000,000 shares authorized, 38,901,761 and 38,152,811 shares issued and outstanding at June 30, 2000 and
    December 31, 1999, respectively)...................................                389               382
Treasury  Shares, at cost (17,500 shares at June 30, 2000).............               (477)              ---
Additional Paid-in-Capital.............................................          1,196,363         1,177,364

Distributions in Excess of Accumulated Earnings........................           (119,962)         (114,451)
Unearned Value of Restricted Stock Grants..............................            (11,787)           (4,087)
                                                                            ----------------   ----------------
         Total Stockholders' Equity....................................          1,064,544         1,059,226
                                                                            ----------------   ----------------
         Total Liabilities and Stockholders' Equity....................       $  2,591,747      $  2,526,963
                                                                            ================   ================

  The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                               Six Months           Six Months
                                                                                 Ended                 Ended
                                                                             June 30, 2000         June 30, 1999
                                                                            ----------------      ----------------
Revenues:
   Rental Income.......................................................      $   148,636            $   149,074
   Tenant Recoveries and Other Income..................................           40,778                 40,347
                                                                            ----------------      ----------------
      Total Revenues...................................................          189,414                189,421
                                                                            ----------------      ----------------
Expenses:
   Real Estate Taxes...................................................           29,436                 29,534
   Repairs and Maintenance.............................................            8,829                  9,849
   Property Management.................................................            7,133                  5,600
   Utilities...........................................................            4,929                  5,204
   Insurance...........................................................              621                    435
   Other...............................................................            3,078                  2,015
   General and Administrative..........................................            8,229                  6,496
   Interest Expense....................................................           40,076                 40,302
   Amortization of Deferred Financing Costs............................              899                    604
   Depreciation and Other Amortization.................................           35,162                 34,373
                                                                            ----------------      ---------------
      Total Expenses...................................................          138,392                134,412
                                                                            ----------------      ---------------
Income from Operations Before Equity in Income of Joint Ventures and
   Income Allocated to Minority Interest...............................           51,022                 55,009
Equity in Income of Joint Ventures.....................................              119                    246
Income Allocated to Minority Interest..................................           (8,109)                (7,695)
                                                                            ----------------      ----------------
Income from Operations.................................................           43,032                 47,560
Gain on Sales of Real Estate...........................................           15,931                  8,342
                                                                            ----------------      ----------------
Net Income.............................................................           58,963                 55,902
Less:  Preferred Stock Dividends.......................................          (16,422)               (16,422)
                                                                            ----------------      ----------------
Net Income Available to Common Stockholders............................       $   42,541            $    39,480
                                                                            ================      ================
Net Income Available to Common Stockholders Per Weighted Average
  Common Share Outstanding:
      Basic............................................................       $     1.10            $      1.04
                                                                            =================     ================
      Diluted..........................................................       $     1.10            $      1.04
                                                                            =================     ================


  The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                Three Months         Three Months
                                                                                    Ended               Ended
                                                                                June 30, 2000       June 30, 1999
                                                                              ----------------     ----------------
Revenues:
   Rental Income..........................................................    $    74,507          $    73,787
   Tenant Recoveries and Other Income.....................................         19,759
                                                                              ----------------     ------------------
             Total Revenues...............................................         94,266               93,993
                                                                              ----------------     ------------------

Expenses:
   Real Estate Taxes......................................................         14,131               14,706
   Repairs and Maintenance................................................          4,275                4,136
   Property Management....................................................          3,829                2,794
   Utilities..............................................................          2,314                2,284
   Insurance..............................................................            433                  203
   Other..................................................................          1,624                1,000
   General and Administrative.............................................          4,568                3,402
   Interest Expense.......................................................         20,291               20,223
   Amortization of Deferred Financing Costs...............................            471                  339
   Depreciation and Other Amortization....................................         17,541               17,304
                                                                              ----------------    ------------------
              Total Expenses..............................................         69,477               66,391
                                                                              ----------------    ------------------
Income from Operations Before Equity in Income of Joint Ventures and
   Income Allocated to Minority Interest..................................         24,789               27,602
Equity in Income of Joint Ventures........................................             88                  120
Income Allocated to Minority Interest.....................................         (4,310)              (4,252)
                                                                              ----------------    ------------------
Income from Operations....................................................         20,567               23,470
Gain on Sales of Real Estate..............................................         10,057                6,797
                                                                              ----------------    ------------------
Net Income................................................................         30,624               30,267
Less:  Preferred Stock Dividends..........................................         (8,211)              (8,211)
                                                                              ----------------    ------------------
Net Income Available to Common  Stockholders..............................    $    22,413          $    22,056
                                                                              ================    ==================
Net Income Available to Common Stockholders Per Weighted Average
   Common Share Outstanding:
            Basic.........................................................    $       .58          $       .58
                                                                              ================    ==================
            Diluted.......................................................    $       .58          $       .58
                                                                              ================    ==================


   The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                  Six Months Ended        Six Months Ended
                                                                    June 30, 2000           June 30,1999
                                                                 -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income.................................................    $     58,963            $     55,902
   Income Allocated to Minority Interest .....................           8,109                   7,695
                                                                 -------------------    -------------------
   Income Before Minority Interest............................          67,072                  63,597
   Adjustments to Reconcile Net Income to Net Cash Provided
   by Operating Activities:
       Depreciation...........................................          31,693                  31,412
       Amortization of Deferred Financing Costs...............             899                     604
       Other Amortization ....................................           4,831                   3,094
       Provision for Bad Debt.................................              50                     ---
       Equity in Income of Joint Ventures.....................            (119)                   (246)
       Distributions from Joint Ventures......................             119                     246
       Gain on Sales of Properties............................         (15,931)                 (8,342)
       Increase in Tenant Accounts Receivable and Prepaid
            Expenses and Other Assets, Net....................         (17,561)                 (7,178)
       Increase in Deferred Rent Receivable...................            (766)                 (2,515)
       Decrease in Accounts Payable and Accrued Expenses and
            Rents Received in Advance and Security Deposits...          (1,449)                 (5,967)
       Decrease (Increase) in Restricted Cash.................              53                    (625)
                                                                --------------------    --------------------
                 Net Cash Provided by Operating Activities....          68,891                  74,080
                                                                --------------------    --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases and Additions to Investment in Real Estate.......        (176,636)                (95,245)
   Net Proceeds from Sales of Investment in Real Estate.......         125,421                  83,267
   Contributions to and Investments in Joint Venture..........             (37)                   (778)
   Distributions from Joint Venture...........................             367                     119
   Repayment of Mortgage Loans Receivable.....................          14,564                     199
   Increase in Restricted Cash ...............................         (25,958)                (27,917)
                                                                --------------------    --------------------
             Net Cash Used in Investing Activities............         (62,279)                (40,355)
                                                                --------------------    --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Proceeds from Exercise of Employee Stock Options.......           6,667                      59
   Repayments on Mortgage Loans Payable.......................          (1,130)                 (1,074)
   Purchase of Treasury Shares................................            (477)                    ---
   Purchase of U.S. Government Securities.....................          (1,244)                    ---
   Proceeds from Acquisition Facility Payable.................         111,000                  56,600
   Repayments on Acquisition Facility Payable.................         (43,200)                (33,300)
   Dividends/Distributions....................................         (56,625)                (54,227)
   Preferred Stock Dividends..................................         (16,422)                (16,422)
   Cost of Debt Issuance......................................          (2,281)                   (646)
                                                                 --------------------    --------------------
              Net Cash Used in Financing Activities ..........          (3,712)                (49,010)
                                                                 --------------------    --------------------
Net Increase (Decrease) in Cash and Cash Equivalents..........           2,900                 (15,285)
Cash and Cash Equivalents, Beginning of Period................           2,609                  21,823
                                                                 --------------------    --------------------
Cash and Cash Equivalents, End of Period .....................    $      5,509            $      6,538
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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

1.   ORGANIZATION AND FORMATION OF COMPANY

     First Industrial Realty Trust, Inc. (the "Company") was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 84.3% ownership interest at June 30, 2000. As of June 30, 2000, the Company owned 975 in-service properties located in 24 states, containing an aggregate of approximately 68.3 million square feet of gross leasable area ("GLA") and two properties held for redevelopment. Of the 975 in-service properties owned by the Company, 819 are held by the Operating Partnership, 99 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners, 52 are held by limited liability companies of which the Operating Partnership is the sole member and five are held by an entity in which the Operating Partnership owns a 95% economic interest. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns 10% equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties (the "September 1998 Joint Venture" and the "September 1999 Joint Venture"). Minority interest in the Company at June 30, 2000 represents the approximate 15.7% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

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

     In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2000 and December 31, 1999, and the reported amounts of revenues and expenses for each of the six months and three months ended June 30, 2000 and 1999. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Company as of June 30, 2000 and the results of its operations and its cash flows for each of the six months and three months ended June 30, 2000 and 1999.

Tenant Accounts Receivable, Net:

     The Company provides an allowance for doubtful accounts against the portion of tenants accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of approximately $2,050 and $2,000 as of June 30, 2000 and December 31, 1999, respectively.

Reclassification:

     Certain 1999 items have been reclassified to conform to the 2000 presentation.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

3.   INVESTMENTS IN JOINT VENTURES

     During the six months ended June 30, 2000, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, approximately $1,412 in asset management and property management fees from the September 1998 Joint Venture and the September 1999 Joint Venture. The Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, received distributions of approximately $486 from the September 1998 Joint Venture. As of June 30, 2000, the September 1998 Joint Venture owned 146 industrial properties comprising approximately 7.5 million square feet of GLA and the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA.

4. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE

     Mortgage Loans, Net: On December 29, 1995, the Company, through an entity in which the Operating Partnership is the sole limited partner and a wholly-owned subsidiary of the Company is the general partner, entered into a $40,200 mortgage loan (the "1995 Mortgage Loan"). In June 2000, the Company purchased approximately $1.2 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $1.2 million of the 1995 Mortgage Loan (the "1995 Defeased Mortgage Loan"). The 1995 Defeased Mortgage Loan requires monthly principal and interest payments based upon a 28-year amortization schedule. The interest rate under the 1995 Defeased Mortgage Loan is fixed at 7.22% per annum. The terms of the legal defeasance require the Company to use the gross proceeds from the maturities of the U.S. Government securities to paydown and subsequently retire the 1995 Defeased Mortgage Loan in January 2003. Upon the execution of the legal defeasance, one of the 23 properties collateralizing the 1995 Mortgage Loan was released and subsequently sold .

Acquisition Facility:
     In June 2000, the Company amended and restated the 1997 Unsecured Acquisition Facility and entered into a $300,000 unsecured revolving credit facility (the "2000 Unsecured Acquisition Facility") which initially bears interest at LIBOR plus .80% or the Prime Rate at the Company's election and provides for interest only payments until maturity. Under the 2000 Unsecured Acquisition Facility, the Company has the right, subject to certain conditions, to increase the aggregate commitment under the 2000 Unsecured Acquisition Facility up to $400,000. The Company may borrow under the 2000 Unsecured Acquisition Facility to finance the acquisition and development of additional properties and for other corporate purposes, including to obtain additional working capital. The 2000 Unsecured Acquisition Facility contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness. The 2000 Unsecured Acquisition Facility matures on June 30, 2003.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


4. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE

     The following table discloses certain information regarding the Company's mortgage loans, senior unsecured debt and acquisition facility payable:


                                  OUTSTANDING BALANCE AT        ACCRUED INTEREST PAYABLE AT      INTEREST RATE AT
                               ------------------------------  ------------------------------    ----------------
                                JUNE 30,        DECEMBER 31,      JUNE 30,       DECEMBER 31,         JUNE 30,    MATURITY
                                  2000             1999            2000             1999               2000         DATE
                               ------------    -------------   ------------    --------------    ---------------  ---------

MORTGAGE LOANS PAYABLE, NET
1995 Mortgage Loan............ $   37,648       $   39,099       $       151        $     165           7.220%       1/11/26
1995 Defeased Mortgage Loan...      1,208              ---                 5              ---           7.220%       1/11/03
CIGNA Loan. ..................     34,300           34,636               214              216           7.500%       4/01/03
Assumed Loans.................      8,173            8,343               ---                            9.250%       1/01/13
LB Mortgage Loan II...........        705              705               ---                            8.000%            (1)
Acquisition Mortgage Loan I...      3,446            3,591               ---                            8.500%       8/01/08
Acquisition Mortgage Loan II..      7,533            7,630               ---                            7.750%       4/01/06
Acquisition Mortgage Loan III.      3,284            3,350               ---                            8.875%       6/01/03
Acquisition Mortgage Loan IV..      2,392            2,423               ---                            8.950%      10/01/06
Acquisition Mortgage Loan V...      2,761  (2)       2,793  (2)          ---                            9.010%       9/01/06
Acquisition Mortgage Loan VI..        974  (2)         991  (2)          ---                            8.875%      11/01/06
Acquisition Mortgage Loan VII.      1,359  (2)       1,390  (2)          ---                            9.750%       3/15/02
                               -----------     ------------     -------------      -----------
Total ........................ $  103,783       $  104,951       $       370        $     381
                               ===========     ============     =============      ===========


SENIOR UNSECURED DEBT, NET
2005 Notes ................... $   50,000       $   50,000       $       383        $     383           6.900%      11/21/05
2006 Notes ...................    150,000          150,000               875              875           7.000%      12/01/06
2007 Notes ...................    149,964  (3)     149,961  (3)        1,457            1,457           7.600%       5/15/07
2011 Notes ...................     99,494  (3)      99,470  (3)          942              942           7.375%       5/15/11  (4)
2017 Notes ...................     99,833  (3)      99,828  (3)          625              625           7.500%      12/01/17
2027 Notes ...................     99,869  (3)      99,867  (3)          914              914           7.150%       5/15/27  (5)
2028 Notes ...................    199,779  (3)     199,776  (3)        7,009            7,009           7.600%       7/15/28
2011 Drs .....................     99,796  (3)      99,786  (3)        1,553            1,553           6.500%  (7)  4/05/11  (6)
                               -----------     ------------     -------------      -----------
Total  ....................... $  948,735       $  948,688       $    13,758        $  13,758
                               ===========     ============     =============      ===========

ACQUISITION FACILITY PAYABLE
1997 Unsecured Acquisition
  Facility....................        ---       $   94,000       $       ---        $     663              (8)            (8)
                               ===========     ============     =============      ===========
2000 Unsecured Acquisition
  Facility.................... $  161,800       $      ---       $        34        $     ---          7.5400%       6/30/03
                               ===========     ============     =============      ===========



(1) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.

(2) At June 30, 2000, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $239, $53 and $49, respectively. At December 31, 1999, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $258, $57 and $64, respectively.

(3)  At June 30, 2000, the 2007 Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028
     Notes and the 2011 Drs. are net of unamortized discounts of $36, $506, $167, $131, $221 and $204, respectively. At December 31, 1999, the 2007
     Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $39, $530, $172, $133, $224 and $214, respectively.

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

(8)  The 1997 Unsecured Acquisition Facility was amended and restated in June
     2000.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

4. MORTGAGE LOANS, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

     The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and acquisition facility payable for each of the next five years ending December 31, and thereafter:

                                         Amount
                                       ---------------
                 Remainder of 2000     $        1,176
                 2001                           2,507
                 2002                           3,935
                 2003                         200,135
                 2004                           1,998
                 Thereafter                 1,004,786
                                       ---------------
                 Total                 $    1,214,537
                                       ===============

     The maturity date of the LB Mortgage Loan II is based on a contingent event. As a result, this loan is not included in the preceding table.

5.   STOCKHOLDERS' EQUITY

Restricted Stock:

     During the six months ended June 30, 2000, the Company awarded 355,139 shares of restricted common stock to certain employees and 1,833 shares of restricted common stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 14,903 shares of restricted common stock. These shares of restricted common stock had a fair value of approximately $9,634 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

Treasury Stock:

     In March 2000, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common stock. The Company may make purchases from time to time, if price levels warrant, in the open market or in privately negotiated transactions. During the second quarter of 2000, the Company repurchased 17,500 shares of its common stock at a weighted average price per share of approximately $27.24.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

5.   STOCKHOLDERS' EQUITY, continued

Dividends/Distributions:

     The following table summarizes dividends/distributions for the six months ended June 30, 2000:

COMMON STOCK/OPERATING PARTNERSHIP UNITS

                                                                       Dividend/Distribution            Total
                            Record Date           Payable Date             per Share/Unit         Dividend/Distribution
                          -----------------     ------------------     -----------------------    ---------------------
Fourth Quarter 1999       December 31, 1999       January 24, 2000         $      .6200                $     28,164
First Quarter 2000           March 31, 2000         April 17, 2000         $      .6200                $     28,462
Second Quarter 2000           June 30, 2000          July 17, 2000         $      .6200                $     28,601

PREFERRED STOCK
First Quarter:                                                                 Dividend                     Total
                              Record Date           Payable Date               per Share                   Dividend
                            -----------------     ------------------     -----------------------    ---------------------
Series A Preferred Stock      March 15, 2000        March 31, 2000              $   .59375                  $   980
Series B Preferred Stock      March 15, 2000        March 31, 2000              $ 54.68750                  $ 2,188
Series C Preferred Stock      March 15, 2000        March 31, 2000              $ 53.90600                  $ 1,078
Series D Preferred Stock      March 15, 2000        March 31, 2000              $ 49.68700                  $ 2,485
Series E Preferred Stock      March 15, 2000        March 31, 2000              $ 49.37500                  $ 1,480

Second Quarter:                                                                Dividend                     Total
                              Record Date           Payable Date               per Share                   Dividend
                            ---------------      -----------------       -----------------------    ---------------------
Series A Preferred Stock     June 15, 2000         June 30, 2000              $   .59375                  $   980
Series B Preferred Stock     June 15, 2000         June 30, 2000              $ 54.68750                  $ 2,188
Series C Preferred Stock     June 15, 2000         June 30, 2000              $ 53.90600                  $ 1,078
Series D Preferred Stock     June 15, 2000         June 30, 2000              $ 49.68700                  $ 2,485
Series E Preferred Stock     June 15, 2000         June 30, 2000              $ 49.37500                  $ 1,480


6.   ACQUISITION AND DEVELOPMENT OF REAL ESTATE

     During the six months   ended June 30, 2000, the Company acquired 29
industrial properties and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $100,200, excluding costs incurred in conjunction with the acquisition of the properties. The Company also completed the development of 13 industrial properties comprising approximately 2.2 million square feet of GLA at a cost of approximately $76,323.


7.   SALES OF REAL ESTATE

     During the six months ended June 30, 2000, the Company sold 35 industrial properties and several land parcels. Gross proceeds from these sales were approximately $136,193. The gain on sales of real estate was approximately $15,931.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

8.   REAL ESTATE HELD FOR SALE

     The Company has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates. At June 30, 2000, the Company had 124 properties comprising approximately 11.0 million square feet of GLA held for sale (of which, 110 properties comprising approximately 10.1 million square feet of GLA are in the Company's exit markets). All of these properties were identified as held for sale during the three months ended June 30, 2000. There can be no assurance that such properties held for sale will be sold.

     The following table discloses certain information regarding the 124 properties held for sale by the Company.


                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                           ------------------------------
                                                               2000             1999
                                                           -------------    -------------
                 Total Revenues                            $     31,706      $   30,633

                 Operating Expenses                              (9,754)         (9,756)

                 Depreciation and Amortization                   (5,744)         (5,226)
                                                           -------------    -------------
                 Income from Operations                    $     16,208          15,651
                                                           =============    =============



9.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



                                                                               Six Months Ended
                                                                     --------------------------------------
                                                                         June 30,             June 30,
                                                                           2000                 1999
                                                                     -----------------     ----------------

   Interest paid, net of capitalized interest ..................      $   40,716             $   40,165
                                                                     =================     ================
   Interest capitalized.........................................      $    2,747             $    2,464
                                                                     =================     ================

Supplemental schedule of noncash investing and financing activities:
   Distribution payable on common stock/units...................      $   28,601             $    27,157
                                                                     =================     ================

Issuance of units in exchange for property......................      $      869             $       ---
                                                                     ================      =================

Exchange of units for common shares:
    Minority interest...........................................      $   (2,488)            $      (638)
    Common stock................................................               1                     ---
    Additional paid-in capital..................................           2,487                     638
                                                                      ----------------    -----------------
                                                                      $      ---             $       ---
                                                                      ================    =================

In conjunction with the property and land acquisitions, the
following assets and liabilities were assumed:
   Purchase of real estate .....................................     $   100,200             $     30,638
   Accrued real estate taxes and security deposits .............          (1,014)                     (44)
                                                                     -----------------     ----------------
                                                                     $    99,186             $     30,594
                                                                     =================     ================
In conjunction with certain property sales, the Company provided seller financing on behalf of certain buyers:
   Notes receivable.............................................     $     5,149             $        700
                                                                     =================     =================


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


                                                                 Six Months Ended                     Three Months Ended
                                                         ---------------------------------     ---------------------------------

                                                          June 30, 2000     June 30, 1999      June 30, 2000       June 30, 1999
                                                         ---------------    --------------     --------------     --------------
Numerator:

   Net Income...................................          $     58,963       $     55,902       $     30,624        $    30,267
   Less: Preferred Stock Dividends..............               (16,422)           (16,422)            (8,211)            (8,211)
                                                         ---------------    --------------     --------------     --------------
   Net Income Available to Common Stockholders
     -For Basic and Diluted EPS.................          $     42,541       $     39,480       $     22,413       $     22,056
                                                         ===============    ==============     ==============     ==============
Denominator:

   Weighted Average Shares - Basic..............                38,559             38,000             38,737             38,037

   Effect of Dilutive Securities:
    Employee and Director Common Stock Opinions.                   195                118                232                151
                                                         ---------------    --------------     --------------     --------------
   Weighted Average Shares- Diluted.............                38,754             38,118             38,969             38,188
                                                         ===============    ==============     ==============     ==============
   Basic EPS:

   Net Income Available to Common Stockholders..           $      1.10         $     1.04       $        .58         $      .58
                                                         ===============    ==============     ==============     ==============
   Diluted EPS:

     Net Income Available to Common Stockholders..         $      1.10         $     1.04       $        .58         $      .58
                                                         ===============    ==============     ==============     ==============

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

     The Company has committed to the construction of 20 development projects totaling approximately 2.3 million square feet of GLA for an estimated investment of approximately $120.7 million. Of this amount, approximately $56.5 million remains to be funded. These developments are expected to be funded with cash flow from operations, borrowings under the 2000 Unsecured Acquisition Facility and proceeds from the sale of select properties of the Company.

12.  SUBSEQUENT EVENTS

     From July 1, 2000 to August 10, 2000, the Company acquired several land parcels for an aggregate purchase price of approximately $5,278, excluding costs incurred in conjunction with the acquisition of these land parcels. The Company also sold 11 industrial properties for approximately $40,693 of gross proceeds.

     On July 17, 2000, the Company and the Operating Partnership paid a second quarter 2000 dividend/distribution of $.62 per common share/Unit, totaling approximately $28,601.

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

     The Company was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 84.3% ownership interest at June 30, 2000. As of June 30, 2000, the Company owned 975 in-service properties located in 24 states, containing an aggregate of approximately 68.3 million square feet of gross leasable area ("GLA") and two properties held for redevelopment. Of the 975 in-service properties owned by the Company, 819 are held by the Operating Partnership, 99 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the REIT are the general partners, 52 are held by limited liability companies of which the Operating Partnership is the sole member and five are held by an entity in which the Operating Partnership owns a 95% economic interest. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns 10% equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties (the "September 1998 Joint Venture" and the "September 1999 Joint Venture"). Minority interest in the Company at June 30, 2000 represents the approximate 15.7% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

RESULTS OF OPERATIONS

     At June 30, 2000, the Company owned 975 in-service properties with approximately 68.3 million square feet of GLA, compared to 968 in-service properties with approximately 67.5 million square feet of GLA at June 30, 1999. During the period between July 1, 1999 and June 30, 2000, the Company acquired 46 properties containing approximately 3.8 million square feet of GLA, completed development of 27 properties and expansion of one property totaling approximately 4.7 million square feet of GLA and sold 65 in-service properties totaling approximately 7.3 million square feet of GLA and several land parcels.

The Company also took one property out of service which was subsequently sold comprising approximately .4 million square feet of GLA.

     The comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999 and the comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999 is shown net of property acquisitions, developments placed in service and property dispositions.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 1999

     Rental income and tenant recoveries and other income remained relatively unchanged. Rental income and tenant recoveries and other income from properties owned prior to January 1, 1999 increased by approximately $5.7 million or 3.6% due primarily to general rent increases and an increase in recoverable income due to an increase in property expenses as discussed below.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $1.4 million or 2.6% due primarily to increases in property management expense and other expenses, offset by a decrease in repairs and maintenance expense. The increase in property management expense is primarily due to costs associated with the opening of a regional office in California during the third quarter of 1999 as well as general pay increases. Other expenses increased due primarily to an increase in master lease payments associated with 15 properties during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease in repairs and maintenance expense is due to a decrease in snow removal and related expenses incurred during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Property expenses from properties owned prior to January 1, 1999 increased $1.1 million or 2.5% due primarily to an increase in real estate taxes and property management expense offset by a decrease in repairs and maintenance.

     General and administrative expense increased by approximately $1.7 million due primarily to general pay increases and additional employees.

     Interest expense decreased by approximately $.2 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 due primarily to a lower average debt balance outstanding and an increase in capitalized interest for the six months ended June 30, 2000. The increase in capitalized interest was due to an increase in development activities. This was slightly offset by an increase in the weighted average interest rate for the six months ended June 30, 2000 (7.29%) compared to the six months ended June 30, 1999 (7.14%). The average debt balance outstanding for the six months ended June 30, 2000 and 1999 was approximately $1.18 billion and $1.21 billion, respectively.

     Amortization of deferred financing costs increased by approximately $.3 million due primarily to amortization of additional deferred financing costs relating to the Company's $300.0 million unsecured line of credit (the "1997 Unsecured Acquisition Facility").

     Depreciation and other amortization increased by approximately $.8 million due primarily to depreciation and amortization related to tenant improvements incurred subsequent to December 31, 1998.

     Equity in income of joint ventures remained relatively unchanged.

     The $15.9 million gain on sales of properties for the six months ended June 30, 2000 resulted from the sale of 35 industrial properties and several land parcels. Gross proceeds from these sales were approximately $136.2 million.

     The $8.3 million gain on sales of properties for the six months ended June 30, 1999 resulted from the sale of 24 existing industrial properties, one property under development and one land parcel. Gross proceeds from these sales were approximately $84.0 million.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THREE MONTHS ENDED JUNE 30,
1999

     Rental income and tenant recoveries and other income remained relatively unchanged. Rental income and tenant recoveries and other income from properties owned prior to April 1, 1999 increased by approximately $2.9 million or 3.6% due primarily to general rent increases and an increase in recoverable income due to an increase in property expenses as discussed below.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $1.5 million or 5.9% due primarily to an increase in property management expense and other expenses. The increase in property management expense is primarily due to costs associated with the opening of a regional office in California during the third quarter of 1999 as well as general pay increases. Other expenses increased due primarily to an increase in master lease payments associated with 12 properties during the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Property expenses from properties owned prior to April 1, 1999 increased approximately $.4 million or 1.9% due primarily to an increase in repairs and maintenance, property management expense and utilities expense.

     General and administrative expense increased by approximately $1.2 million due primarily to general pay increases and additional employees.

     Interest expense remained relatively unchanged.

     Amortization of deferred financing costs increased by approximately $.1 million due primarily to amortization of additional deferred financing costs relating to the 1997 Unsecured Acquisition Facility.

     Depreciation and other amortization increased by approximately $.2 million due primarily to depreciation and amortization related to tenant improvements incurred subsequent to March 31, 1999.

     Equity in income of joint ventures remained relatively unchanged.

     The $10.1 million gain on sales of properties for the three months ended June 30, 2000 resulted from the sale of 24 industrial properties and several land parcels. Gross proceeds from these sales were approximately $81.1 million.

     The $6.8 million gain on sales of properties for the three months ended June 30, 1999 resulted from the sale of 14 existing industrial properties and one property under development. Gross proceeds from these sales were approximately $60.1 million.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company's cash and cash equivalents was approximately $5.5 million and restricted cash was approximately $28.3 million. Included in restricted cash are approximately $1.4 million of cash reserves required to be set aside under the Company's $40.0 million mortgage loan (the "1995 Mortgage Loan") for payments of security deposit refunds, tenant improvements, capital expenditures, interest, real estate taxes, and insurance. The portion of the cash reserve relating to payments for capital expenditures, interest, real estate taxes, and insurance for properties collateralizing the 1995 Mortgage Loan is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserve relating to security deposit refunds for the tenants occupying the properties collateralizing the 1995 Mortgage Loan is adjusted as tenants turn over. Also included in restricted cash is approximately $26.9 million of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Company exchanges into properties under Section 1031 of the Internal Revenue Code.

SIX MONTHS ENDED JUNE 30, 2000

     Net cash provided by operating activities of approximately $68.9 million for the six months ended June 30, 2000 was comprised primarily of net income before minority interest of approximately $67.1 million and adjustments for non-cash items of approximately $20.8 million, offset by the net change in operating assets and liabilities of approximately $19.0 million. The adjustments for the non-cash items of approximately $20.8 million are primarily comprised of depreciation and amortization of approximately $37.4 million and a provision for bad debts of approximately $.1 million, offset by the gain on sales of properties of approximately $15.9 million and the effect of the straight-lining of rental income of approximately $.8 million.

     Net cash used in investing activities of approximately $62.3 million for the six months ended June 30, 2000 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by the net proceeds from the sales of real estate, distributions from the September 1998 Joint Venture and the repayment of mortgage loans receivable.

     Net cash used in financing activities of approximately $3.7 million for the six months ended June 30, 2000 was comprised primarily of repayments on mortgage loans payable, the purchase of treasury shares, the purchase of U.S. Government securities used as substitute collateral to execute a legal defeasance of a portion of the 1995 Mortgage Loan (the "1995 Defeased Mortgage Loan"), common and preferred stock dividends and unit distributions and debt issuance costs incurred in conjunction with the 2000 Unsecured Acquisition Facility (defined below), offset by the net borrowings under the Company's 1997 Unsecured Acquisition Facility and 2000 Unsecured Acquisition Facility (defined below) and net proceeds from the exercise of employee stock options.

SIX MONTHS ENDED JUNE 30, 1999

     Net cash provided by operating activities of approximately $74.1 million for the six months ended June 30, 1999 was comprised primarily of net income before minority interest of approximately $63.6 million and adjustments for non-cash items of approximately $24.3 million, offset by the net change in operating assets and liabilities of approximately $13.8 million. The adjustments for the non-cash items of approximately $24.3 million are primarily comprised of depreciation and amortization of approximately $35.1 million, offset by the gain on sales of real estate of approximately $8.3 million and the effect of the straight-lining of rental income of approximately $2.5 million.

     Net cash used in investing activities of approximately $40.3 million for the six months ended June 30, 1999 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investment in the September 1998 Joint Venture and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by the net proceeds from the sales of real estate, distributions from the September 1998 Joint Venture and the repayment of mortgage loans receivable.

     Net cash used in financing activities of approximately $49.0 million for the six months ended June 30, 1999 was comprised primarily of repayments on mortgage loans payable and common and preferred stock dividends and distributions, offset by the net borrowings under the Company's 1997 Unsecured Acquisition Facility.

MARKET RISK

     The following discussion about the Company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at June 30, 2000 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

     In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

     At June 30, 2000, $161.8 million (approximately 13.3% of total debt at June 30, 2000) of the Company's debt was variable rate debt (all of the variable rate debt relates to the Company's 2000 Unsecured Acquisition Facility (defined below)) and $1,052.5 million (approximately 86.7% of total debt at June 30,
2000) was fixed rate debt. The Company also had outstanding a written put and a written call option (collectively, the "Written Options") which were issued in conjunction with the initial offering of two tranches of unsecured debt. The Company's past practice has been to lock into fixed interest rates at issuance or fix the rate of variable rate debt through the use of interest rate protection agreements when interest rate market conditions dictate it is advantageous to do so. Currently, the Company does not enter into financial instruments for trading or other speculative purposes.

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

     Based upon the amount of variable rate debt outstanding at June 30, 2000, a 10% increase or decrease in the interest rate on the Company's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $1.2 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at June 30, 2000 by approximately $48.6 million to $941.8 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at June 30, 2000 by approximately $54.0 million to $1,044.4 million. A 10% increase in interest rates would decrease the fair value of the Written Options at June 30, 2000 by approximately $2.1 million to $3.1 million. A 10% decrease in interest rates would increase the fair value of the Written Options at June 30, 2000 by approximately $3.5 million to $8.7 million.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

     During the six months ended June 30, 2000, the Company purchased 29 industrial properties and several land parcels, for an aggregate purchase price of approximately $100.2 million, excluding costs incurred in conjunction with the acquisition of the properties. The Company also completed the development of 13 industrial properties comprising approximately 2.2 million square feet of GLA at a cost of approximately $76.3 million.

     During the six months ended June 30, 2000, the Company sold 35 industrial properties and several land parcels. Gross proceeds from these sales were approximately $136.2 million.

     The Company has committed to the construction of 20 development projects totaling approximately 2.3 million square feet of GLA for an estimated investment of approximately $120.7 million. Of this amount, approximately $56.5 million remains to be funded. These developments are expected to be funded with cash flows from operations, borrowings under the Company's 2000 Unsecured Acquisition Facility and proceeds from the sale of select properties of the Company.

REAL ESTATE HELD FOR SALE

     The Company has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates. At June 30, 2000, the Company had 124 properties comprising approximately 11.0 million square feet of GLA held for sale (of which, 110 properties comprising approximately 10.1 million square feet of GLA are in the Company's exit markets). Income from operations of the 124 properties held for sale for the six months ended June 30, 2000 and 1999 is approximately $16.2 million and $15.7 million, respectively. Net carrying value of the 124 properties held for sale at June 30, 2000 is approximately $390.2 million. All of these properties were identified as held for sale during the three months ended June 30, 2000. There can be no assurance that such properties held for sale will be sold.

INVESTMENTS IN JOINT VENTURES

     During the six months ended June 30, 2000, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, approximately $1.4 million in asset management and property management fees from the September 1998 Joint Venture and the September 1999 Joint Venture. The Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, received distributions of approximately $.5 million from the September 1998 Joint Venture. As of June 30, 2000, the September 1998

Joint Venture owned 146 industrial properties comprising approximately 7.5 million square feet of GLA and the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA.

MORTGAGE LOANS

     On December 29, 1995, the Company, through an entity in which the Operating Partnership is the sole limited partner and a wholly-owned subsidiary of the Company is the general partner, entered into a $40.2 million mortgage loan (the "1995 Mortgage Loan"). In June 2000, the Company purchased approximately $1.2 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $1.2 million of the 1995 Mortgage Loan (the "1995 Defeased Mortgage Loan"). The 1995 Defeased Mortgage Loan requires monthly principal and interest payments based upon a 28-year amortization schedule. The interest rate under the 1995 Defeased Mortgage Loan is fixed at 7.22% per annum. The terms of the legal defeasance require the Company to use the gross proceeds from the maturities of the U.S. Government securities to paydown and subsequently retire the 1995 Defeased Mortgage Loan in January 2003. Upon the execution of the legal defeasance, one of the 23 properties collateralizing the 1995 Mortgage Loan was released and subsequently sold .

ACQUISITION FACILITY PAYABLE

     In June 2000, the Company amended and restated the 1997 Unsecured Acquisition Facility and entered into a $300.0 million unsecured revolving credit facility (the "2000 Unsecured Acquisition Facility") which initially bears interest at LIBOR plus .80% or the Prime Rate at the Company's election, and provides for interest only payments until maturity. Under the 2000 Unsecured Acquisition Facility, the Company has the right, subject to certain conditions, to increase the aggregate commitment under the 2000 Unsecured Acquisition Facility up to $400.0 million. The Company may borrow under the 2000 Unsecured Acquisition Facility to finance the acquisition and development of additional properties and for other corporate purposes, including to obtain additional working capital. The 2000 Unsecured Acquisition Facility contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness. The 2000 Unsecured Acquisition Facility matures on June 30, 2003.

ISSUANCE OF RESTRICTED STOCK

     During the six months ended June 30, 2000, the Company awarded 355,139 shares of restricted common stock to certain employees and 1,833 shares of restricted common stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 14,903 shares of restricted common stock. These shares of restricted common stock had a fair value of approximately $9.6 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

TREASURY STOCK

     In March 2000, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common stock. The Company may make purchases from time to time, if price levels warrant, in the open market or in privately negotiated transactions. During the second quarter of 2000, the Company repurchased 17,500 shares of its common stock at a weighted average price per share of approximately $27.24.

DIVIDENDS/DISTRIBUTIONS

     On January 24, 2000, the Company and the Operating Partnership paid a fourth quarter 1999 distribution of $.62 per common share/Unit, totaling approximately $28.2 million. On April 17, 2000, the Company and the Operating Partnership paid a first quarter 2000 distribution of $.62 per common share/Unit, totaling approximately $28.5 million.

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

     On June 30, 2000, the Company paid second quarter preferred stock dividends of $.59375 per share on its Series A Preferred Stock, $54.688 per share (equivalent to $.54688 per Depositary Share) on its Series B Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, $49.687 per share (equivalent to $.49687 per Depositary Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its Series E Preferred Stock. The preferred stock dividends paid on June 30, 2000 totaled, in the aggregate, approximately $8.2 million.

SUBSEQUENT EVENTS

     From July 1, 2000 to August 10, 2000, the Company acquired several land parcels for an aggregate purchase price of approximately $5.3 million, excluding costs incurred in conjunction with the acquisition of these land parcels. The Company also sold 11 industrial properties for approximately $40.7 million of gross proceeds.

     On July 17, 2000, the Company and the Operating Partnership paid a second quarter 2000 dividend/distribution of $.62 per common share/Unit, totaling approximately $28.6 million.

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

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term secured and unsecured indebtedness and the issuance of additional equity securities. As of June 30, 2000 and August 10, 2000, $589.2 million of common stock, preferred stock and depositary shares and $100.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under the 2000 Unsecured Acquisition Facility. At June 30, 2000, borrowings under the 2000 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 7.54%. As of August 10, 2000, the Company had approximately $104.1 million available for additional borrowings under the 2000 Unsecured Acquisition Facility.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
   None.

ITEM 2. CHANGES IN SECURITIES
   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   On May 17, 2000, First Industrial Realty Trust, Inc. ("the Company") held its Annual Meeting of Stockholders. At the meeting, three Class III directors of the Company were elected to serve until the 2003 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The votes cast for each director were as follows:

   For election of John Rau
         Votes for: 33,653,780
         Votes withheld: 155,628

   For election of Robert J. Slater
         Votes for: 33,651,009
         Votes withheld: 158,399

   For election of W. Ed Tyler
         Votes for: 33,649,839
         Votes withheld: 159,569

   In addition, the appointment of PricewaterhouseCoopers LLP, as independent auditors of the Company for the fiscal year ending December 31, 2000 was ratified at the meeting with 33,431,622 shares voting in favor, 45,434 shares voting against and 332,352 shares abstaining.

   Jay H. Shidler, John L. Lesher and J. Steven Wilson continue to serve as Class I directors until their present terms expire in 2001 and their successors are duly elected. Michael W. Brennan, Michael G. Damone and Kevin
   W. Lynch continue to serve as Class II directors until their present terms expire in 2002 and their successors are duly elected.

ITEM 5. OTHER INFORMATION
   Not Applicable

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K
Exhibit No.   Description
10.1*         Amended and  restated  Unsecured  Revolving  Credit  Agreement, dated as of June 30, 2000 among First Industrial, L.P., First
              Industrial Realty Trust, Inc. and Bank One, N.A., UBS AG, Stamford
              Branch, Bank of America, N.A. and certain other banks
10.2 *        Twelfth  Amendment,  dated as of June 27,  2000,  to Sixth
              Amended and Restated Limited Partnership Agreement of First
              Industrial, L.P., dated March 18, 1998
10.3 *        Employment  Agreement , dated July 19, 2000, between First
              Industrial Realty Trust, Inc. and Michael J. Havala
10.4 *        Employment  Agreement , dated July 26,  2000,  between  First
              Industrial Realty Trust, Inc. and Johannson L. Yap
27  *         Financial Data Schedule

*     Filed herewith.

Report on Form 8-K
  None

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



                                FIRST INDUSTRIAL REALTY TRUST, INC.


Date: August 10, 2000           By: /s/ Michael J. Havala
                                    --------------------------------------------
                                    Michael J. Havala
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.   Description
10.1*         Amended and  restated  Unsecured  Revolving  Credit  Agreement, dated as of June 30, 2000 among First Industrial, L.P., First
              Industrial Realty Trust, Inc. and Bank One, N.A., UBS AG, Stamford
              Branch, Bank of America, N.A. and certain other banks
10.2 *        Twelfth  Amendment,  dated as of June 27,  2000,  to Sixth
              Amended and Restated Limited Partnership Agreement of First
              Industrial, L.P., dated March 18, 1998
10.3 *        Employment  Agreement , dated July 19, 2000, between First
              Industrial Realty Trust, Inc. and Michael J. Havala
10.4 *        Employment  Agreement , dated July 26, 2000, between First
              Industrial Realty Trust, Inc. and Johannson L. Yap
27  *         Financial Data Schedule


*     Filed herewith.