Form 10-Q
period 2000-09-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 2000-11-14
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of Common Stock, $.01 par value, outstanding as of November 10, 2000: 38,637,705

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                      INDEX




                                                                        PAGE
                                                                        ----
PART I:  FINANCIAL INFORMATION

    Item 1.  Financial Statements


     Consolidated Balance Sheets as of September 30, 2000 and
     December 31, 1999...............................................     2

     Consolidated Statements of Operations for the Nine Months Ended
     September 30, 2000 and September 30, 1999.......................     3

     Consolidated Statements of Operations for the Three Months Ended
     September 30, 2000 and September 30,1999........................     4

     Consolidated Statements of Cash Flows for the Nine Months Ended
     September 30, 2000 and September 30, 1999.......................     5

     Notes to Consolidated Financial Statements......................     6-14


    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations .....................     15-23

    Item 3. Quantitative and Qualitative Disclosures About
            Market Risk..............................................     23


PART II:  OTHER INFORMATION

    Item 1.  Legal Proceedings.......................................     24
    Item 2.  Changes in Securities ..................................     24
    Item 3.  Defaults Upon Senior Securities.........................     24
    Item 4.  Submission of Matters to a Vote of Security Holders ....     24
    Item 5.  Other Information ......................................     24
    Item 6.  Exhibits and Report on Form 8-K.........................     24



SIGNATURE ...........................................................     26


EXHIBIT INDEX .......................................................     27

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       FIRST INDUSTRIAL REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                     September 30, December 31,
                                                          2000         1999
                                                      -----------  -----------
                             ASSETS
Assets:
   Investment in Real Estate:
      Land..........................................  $   378,398  $   383,938
      Buildings and Improvements....................    1,911,342    2,131,807
      Furniture, Fixtures and Equipment.............        1,437        1,437
      Construction in Progress......................       65,771       80,410
      Less: Accumulated Depreciation................     (214,052)    (211,456)
                                                      -----------  -----------
              Net Investment in Real Estate..........   2,142,896    2,386,136

   Real Estate Held For Sale, Net of Accumulated
      Depreciation and Amortization of $35,623......      373,474          ---
   Cash and Cash Equivalents........................        2,034        2,609
   Restricted Cash..................................       22,614        2,352
   Tenant Accounts Receivable, Net..................       10,912        9,924
   Investments in Joint Ventures....................        5,964        6,408
   Deferred Rent Receivable.........................       16,887       17,137
   Deferred Financing Costs, Net....................       12,580       11,581
   Prepaid Expenses and Other Assets, Net...........       89,994       90,816
                                                      -----------  -----------
              Total Assets..........................  $ 2,677,355  $ 2,526,963
                                                      ===========  ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Mortgage Loans Payable, Net......................  $   103,186  $   104,951
   Senior Unsecured Debt, Net.......................      948,758      948,688
   Acquisition Facility Payable.....................      222,200       94,000
   Accounts Payable and Accrued Expenses............      100,425       78,946
   Rents Received in Advance and Security Deposits..       23,606       22,014
   Dividends/Distributions Payable..................       36,620       28,164
                                                      -----------  -----------
              Total Liabilities.....................    1,434,795    1,276,763
                                                      -----------  -----------

Minority Interest...................................      186,725      190,974
Commitments and Contingencies.......................          ---          ---

Stockholders' Equity:
Preferred Stock ($.01 par value, 10,000,000 shares
   authorized, 1,650,000, 40,000, 20,000, 50,000
   and 30,000 shares of Series A, B, C, D and
   E Cumulative Preferred Stock, respectively,
   issued and outstanding at September 30, 2000
   and December 31, 1999, having a liquidation
   preference of $25 per share ($41,250),
   $2,500 per share ($100,000), $2,500 per share
   ($50,000), $2,500 per share ($125,000) and
   $2,500 per share ($75,000), respectively.........           18           18
Common Stock ($.01 par value, 100,000,000 shares
   authorized, 38,625,317 and 38,152,811 shares
   issued and outstanding at September 30, 2000
   and December 31, 1999, respectively).............          390          382
Additional Paid-in-Capital..........................    1,199,034    1,177,364
Distributions in Excess of Accumulated Earnings.....     (121,216)    (114,451)
Unearned Value of Restricted Stock Grants...........      (10,692)      (4,087)
Treasury Shares, at cost (394,300 shares at
   September 30, 2000)                                    (11,699)         ---
                                                      -----------  -----------
                Total Stockholders' Equity..........    1,055,835    1,059,226
                                                      -----------  -----------
                Total Liabilities and
                   Stockholders' Equity.............  $ 2,677,355  $ 2,526,963
                                                      ===========  ===========

    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)





                                                      Nine Months  Nine Months
                                                         Ended       Ended
                                                    September 30, September 30,
                                                         2000         1999
                                                    ------------- -------------
 Revenues:
    Rental Income...................................  $   224,499  $   222,815
    Tenant Recoveries and Other Income..............       61,466       60,737
                                                      -----------  -----------
              Total Revenues........................      285,965      283,552
                                                      -----------  -----------

Expenses:
   Real Estate Taxes................................       44,512       43,103
   Repairs and Maintenance..........................       12,942       13,259
   Property Management..............................       10,462        8,270
   Utilities........................................        7,409        7,616
   Insurance........................................        1,113          631
   Other............................................        4,542        3,070
   General and Administrative.......................       12,586       10,009
   Interest Expense.................................       61,425       60,566
   Amortization of Deferred Financing Costs.........        1,323          969
   Depreciation and Other Amortization..............       50,035       51,406
                                                      -----------  -----------
              Total Expenses........................      206,349      198,899
                                                      -----------  -----------

Income from Operations Before Equity in Income
   of Joint Ventures and Income Allocated to
   Minority Interest................................       79,616       84,653
Equity in Income of Joint Ventures..................          189          372
Income Allocated to Minority Interest...............      (12,150)     (13,801)
                                                      -----------  -----------
Income from Operations..............................       67,655       71,224
Gain on Sales of Real Estate........................       22,211       25,341
                                                      -----------  -----------
Net Income..........................................       89,866       96,565
Less:  Preferred Stock Dividends....................      (24,633)     (24,633)
                                                      -----------  -----------
Net Income Available to Common Stockholders.........  $    65,233  $    71,932
                                                      ===========  ===========

Net Income Available to Common Stockholders Per
   Weighted Average Common Share Outstanding:
              Basic.................................  $      1.69  $      1.89
                                                      ===========  ===========
              Diluted...............................  $      1.68  $      1.89
                                                      ===========  ===========



    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)
                                                     Three Months  Three Months
                                                         Ended        Ended
                                                    September 30,  September 30,
                                                          2000          1999
                                                    -------------  -------------
Revenues:
   Rental Income....................................  $    75,863  $    73,741
   Tenant Recoveries and Other Income...............       20,688       20,390
                                                      -----------  -----------
             Total Revenues.........................       96,551       94,131
                                                      -----------  -----------

Expenses:
   Real Estate Taxes................................       15,076       13,569
   Repairs and Maintenance..........................        4,113        3,410
   Property Management..............................        3,329        2,670
   Utilities........................................        2,480        2,412
   Insurance........................................          492          196
   Other............................................        1,464        1,055
   General and Administrative.......................        4,357        3,513
   Interest Expense.................................       21,349       20,264
   Amortization of Deferred Financing Costs.........          424          365
   Depreciation and Other Amortization..............       14,873       17,033
                                                      -----------  -----------
              Total Expenses........................       67,957       64,487
                                                      -----------  -----------

Income from Operations Before Equity in Income of
   Joint Ventures and Income Allocated to
   Minority Interest................................       28,594       29,644
Equity in Income of Joint Ventures..................           70          126
Income Allocated to Minority Interest...............       (4,041)      (6,106)
                                                      -----------  -----------
Income from Operations..............................       24,623       23,664
Gain on Sales of Real Estate........................        6,280       16,999
                                                      -----------  -----------
Net Income..........................................       30,903       40,663
Less:  Preferred Stock Dividends....................       (8,211)      (8,211)
                                                      -----------  -----------
Net Income Available to Common  Stockholders........  $    22,692  $    32,452
                                                      ===========  ===========

Net Income Available to Common Stockholders Per
   Weighted Average Common Share Outstanding:
            Basic...................................  $       .58  $       .85
                                                      ===========  ===========
            Diluted.................................  $       .58  $       .85
                                                      ===========  ===========



    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                         Nine Months Ended   Nine Months Ended
                                        September 30, 2000   September 30,1999
                                        ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income.......................... $           89,866   $          96,565
   Income Allocated to
      Minority Interest ...............             12,150              13,801
                                        ------------------   -----------------
   Income Before Minority Interest.....            102,016             110,366

   Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating
   Activities:
       Depreciation....................             45,104              46,970
       Amortization of Deferred
         Financing Costs...............              1,323                 969
       Other Amortization .............              6,468               4,620
       Provision for Bad Debt..........                 50                 ---
       Equity in Income of Joint
         Ventures......................               (189)               (372)
       Distributions from Joint
         Ventures......................                189                 372
       Gain on Sales of Properties.....            (22,211)            (25,341)
       Increase in Tenant Accounts
         Receivable and Prepaid
         Expenses and Other
         Assets, Net...................            (21,197)             (4,440)
       Increase in Deferred Rent
         Receivable....................               (882)             (3,477)
       Increase in Accounts Payable
         and Accrued Expenses and Rents
         Received in Advance and
         Security Deposits.............             25,628               7,851
       Decrease in Restricted Cash.....                170               1,080
                                        ------------------   -----------------
              Net Cash Provided by
                Operating Activities...            136,469             138,598
                                        ------------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases and Additions to
      Investment in Real Estate........           (330,050)           (150,229)
   Net Proceeds from Sales of
      Investment in Real Estate........            180,526             182,954
   Contributions to and Investments
      in Joint Venture.................                (37)             (2,528)
   Distributions from Joint Venture....                481                 246
   Funding of Mortgage Loans
      Receivable.......................                ---                (332)
   Repayment of Mortgage Loans
      Receivable.......................             14,887               1,014
   Decrease in Restricted Cash ........                ---                 344
   Increase in Restricted Cash ........            (20,432)            (32,633)
                                        ------------------   -----------------
             Net Cash Used in
                Investing Activities...           (154,625)             (1,164)
                                        ------------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Proceeds from Exercise of
      Employee Stock Options...........              8,007                  59
   Repayments on Mortgage Loans
      Payable..........................             (1,710)             (2,941)
   Purchase of Treasury Shares.........            (11,699)                ---
   Purchase of U.S. Government
      Securities.......................             (1,244)                ---
   Proceeds from Acquisition
      Facility Payable.................            195,500              82,100
   Repayments on Acquisition Facility
      Payable..........................            (67,300)           (121,300)
   Dividends/Distributions.............            (85,229)            (81,380)
   Preferred Stock Dividends...........            (16,422)            (24,633)
   Cost of Debt Issuance...............             (2,322)               (812)
                                        ------------------   -----------------
              Net Cash Provided by
                (Used in) Financing
                Activities ............             17,581            (148,907)
                                        ------------------   -----------------
Net Decrease in Cash and Cash
   Equivalents.........................               (575)            (11,473)
Cash and Cash Equivalents, Beginning
   of Period...........................              2,609              21,823
                                        ------------------   -----------------
Cash and Cash Equivalents, End of
   Period ............................. $            2,034   $          10,350
                                        ==================   =================

    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

1.   ORGANIZATION AND FORMATION OF COMPANY

     First Industrial Realty Trust, Inc. (the "Company") was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 84.3% ownership interest at September 30, 2000. As of September 30, 2000, the Company owned 976 in-service properties located in 25 states, containing an aggregate of approximately 69.6 million square feet of gross leasable area ("GLA"). Of the 976 in-service properties owned by the Company, 814 are held by the Operating Partnership, 105 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners, 52 are held by limited liability companies of which the Operating Partnership is the sole member and five are held by an entity in which the Operating Partnership owns a 95% economic interest. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns 10% equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties (the "September 1998 Joint Venture" and the "September 1999 Joint Venture"). Minority interest in the Company at September 30, 2000 represents the approximate 15.7% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

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

     In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2000 and December 31, 1999, and the reported amounts of revenues and expenses for each of the nine months and three months ended September 30, 2000 and 1999. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Company as of September 30, 2000 and the results of its operations and its cash flows for each of the nine months and three months ended September 30, 2000 and 1999.

Tenant Accounts Receivable, Net:

     The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of approximately $2,050 and $2,000 as of September 30, 2000 and December 31, 1999, respectively.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


Recent Accounting Pronouncements:

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FASB 133") on June 1, 1998. Statement of Financial Accounting Standards No.138 "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement 133" was issued in June 2000. FASB 133, as amended, is effective for fiscal years beginning after June 15, 2000 as provided by Statement of Financial Accounting Standards No. 137 issued in July 1999. FASB 133, as amended, requires fair value accounting for all derivatives including recognizing all such instruments on the balance sheet with an offsetting amount recorded in the income statement or as part of comprehensive income. FASB 133, as amended, becomes effective for the Company for the year ending December 31, 2001. The Company does not expect this pronouncement to have a material impact on the Company's consolidated financial position, consolidated results of operations or consolidated cash flows.

     In March 2000, the FASB issued Statement of Accounting Standards Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation ("Interpretation 44"). Interpretation 44 is generally effective for new stock option grants beginning July 1, 2000. However, the interpretive definition of an employee and certain effective repricing provisions apply to new awards granted after December 15, 1998. Further, the FASB determined that any modifications to current accounting as a result of this guidance are to be recorded prospectively, effective as of July 1, 2000. The Company has applied the accounting mandated by Interpretation 44 as of July 1, 2000 and there has not been a material impact on the Company's consolidated financial position, consolidated results of operations or consolidated cash flows.

     The REIT Modernization Act, which was passed in 1999 and will take effect on January 1, 2001, modifies certain provisions of the Internal Revenue Code of 1986, as amended, with respect to the taxation of REITs. Two key provisions of this tax law change will impact future Company operations: the availability of a taxable REIT subsidiary which may be wholly-owned directly by a REIT and a reduction in the required level of distributions by a REIT to 90% of ordinary taxable income. The Company may convert its preferred stock subsidiary to a wholly-owned taxable REIT subsidiary on or after January 1, 2001.

3.   INVESTMENTS IN JOINT VENTURES

     During the nine months ended September 30, 2000, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, approximately $2,114 in asset management and property management fees from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively. The Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $627 and $43 from the September 1998 Joint Venture and the September 1999 Joint Venture, respectively. As of September 30, 2000, the September 1998 Joint Venture owned 143 industrial properties comprising approximately 7.3 million square feet of GLA and the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

4. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE

Mortgage Loans Payable, Net:
     On December 29, 1995, the Company, through an entity in which the Operating Partnership is the sole limited partner and a wholly-owned subsidiary of the Company is the general partner, entered into a $40,200 mortgage loan (the "1995 Mortgage Loan"). In June 2000, the Company purchased approximately $1.2 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $1.2 million of the 1995 Mortgage Loan (the "1995 Defeased Mortgage Loan"). The 1995 Defeased Mortgage Loan requires monthly principal and interest payments based upon a 28-year amortization schedule. The interest rate under the 1995 Defeased Mortgage Loan is fixed at 7.22% per annum. The terms of the legal defeasance require the Company to use the gross proceeds from the maturities of the U.S. Government securities to paydown and subsequently retire the 1995 Defeased Mortgage Loan in January 2003. Upon the execution of the legal defeasance, one of the 23 properties collateralizing the 1995 Mortgage Loan was released and subsequently sold.

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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


4. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

     The following table discloses certain information regarding the Company's mortgage loans, senior unsecured debt and acquisition facility payable:


                                OUTSTANDING BALANCE AT           ACCRUED INTEREST PAYABLE AT     INTEREST RATE AT
                             ----------------------------       ----------------------------     ---------------
                             SEPTEMBER 30,   DECEMBER 31,       SEPTEMBER 30,    DECEMBER 31,      SEPTEMBER 30,      MATURITY
                                2000            1999                2000             1999              2000            DATE
                             ------------    ------------       -------------    ------------      -------------     ---------
MORTGAGE LOANS PAYABLE, NET
1995 Mortgage Loan.........  $     37,532    $     39,099       $         151    $        165              7.220%      1/11/26
1995 Defeased Mortgage
   Loans...................         1,204             ---                   5             ---              7.220%      1/11/03
CIGNA Loan. ...............        34,127          34,636                 213             216              7.500%      4/01/03
Assumed Loans..............         8,085           8,343                 ---             ---              9.250%      1/01/13
LB Mortgage Loan II........           705             705                 ---             ---              8.000%           (1)
Acquisition Mortgage
  Loan I...................         3,371           3,591                 ---             ---              8.500%      8/01/08
Acquisition Mortgage
   Loan II.................         7,483           7,630                 ---             ---              7.750%      4/01/06
Acquisition Mortgage
   Loan III................         3,249           3,350                 ---             ---              8.875%      6/01/03
Acquisition Mortgage
   Loan IV.................         2,375           2,423                 ---             ---              8.950%     10/01/06
Acquisition Mortgage
   Loan V..................         2,746 (2)       2,793 (2)             ---             ---              9.010%      9/01/06
Acquisition Mortgage
   Loan VI.................           965 (2)         991 (2)             ---             ---              8.875%     11/01/06
Acquisition Mortgage
   Loan VII................         1,344 (2)       1,390 (2)             ---             ---              9.750%      3/15/02
                             ------------    ------------       -------------    ------------
Total .....................  $    103,186    $    104,951       $         369    $        381
                             ============    ============       =============    ============
SENIOR UNSECURED DEBT, NET
2005 Notes ................  $     50,000    $     50,000       $       1,246    $        383              6.900%     11/21/05
2006 Notes ................       150,000         150,000               3,500             875              7.000%     12/01/06
2007 Notes ................       149,965 (3)     149,961 (3)           4,307           1,457              7.600%      5/15/07
2011 Notes ................        99,505 (3)      99,470 (3)           2,786             942              7.375%      5/15/11  (4)
2017 Notes ................        99,835 (3)      99,828 (3)           2,500             625              7.500%     12/01/17
2027 Notes ................        99,871 (3)      99,867 (3)           2,701             914              7.150%      5/15/27  (5)
2028 Notes ................       199,782 (3)     199,776 (3)           3,209           7,009              7.600%      7/15/28
2011 Drs ..................        99,800 (3)      99,786 (3)           3,177           1,553              6.500% (7)  4/05/11  (6)
                             ------------    ------------       -------------    ------------
Total  ....................  $    948,758    $    948,688       $      23,426    $     13,758
                             ============    ============       =============    ============
ACQUISITION FACILITY PAYABLE
1997 Unsecured Acquisition
   Facility................  $        ---    $     94,000       $         ---    $        663                 (8)           (8)
                             ============    ============       =============    ============
2000 Unsecured Acquisition
   Facility................  $    222,200    $        ---       $       1,219    $        ---              7.430%      6/30/03
                             ============    ============       =============    ============


(1) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(2) At September 30, 2000, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $230, $51 and $43, respectively. At December 31, 1999, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamoritized premiums of $258, $57 and $64, respectively.
(3) At September 30, 2000, the 2007 Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $35, $495, $165, $129, $218 and $200, respectively. At December 31, 1999, the 2007
     Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamoritized discounts of $39, $530, $172, $133, $224 and $214, respectively.
(4) The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004.
(5) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(6) The 2011 Drs. are required to be redeemed by the Operating Partnership on April 5, 2001 if the Remarketing Dealer elects not to remarket the 2011 Drs.
(7) The 2011 Drs. bear interest at an annual rate of 6.50% to the Remarketing Date. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based on a predetermined formula as disclosed in the related Prospectus Supplement.
(8)   The 1997 Unsecured Acquisition Facility was amended and restated in
     June 2000.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

4.   MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND
     ACQUISITION FACILITY PAYABLE, CONTINUED

     The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and acquisition facility payable for each of the next five years ending December 31, and thereafter:

                                                              Amount
                                                         ----------------
                           Remainder of 2000             $            597
                           2001                                     2,507
                           2002                                     3,935
                           2003                                   260,534
                           2004                                     1,998
                           Thereafter                           1,004,786
                                                         ----------------
                           Total                         $      1,274,357
                                                         ================

     The maturity date of the LB Mortgage Loan II is based on a contingent event. As a result, this loan is not included in the preceding table.

5.   STOCKHOLDERS' EQUITY

Restricted Stock:

     During the nine months ended September 30, 2000, the Company awarded 355,139 shares of restricted common stock to certain employees and 2,768 shares of restricted common stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 14,903 shares of restricted common stock. These shares of restricted common stock had a fair value of approximately $9,662 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

Non-Qualified Employee Stock Options:

     During the nine months ended September 30, 2000, certain employees of the Company exercised 340,600 non-qualified employee stock options. Gross proceeds to the Company were approximately $8,349.

     On May 17, 2000, the Company granted 70,000 non-qualified employee stock options. These stock options vest over one year and have a strike price of $30.00 per share. These stock options expire ten years from the date of grant.

     On August 28, 2000, the Company granted 863,950 non-qualified employee stock options. These stock options vest over three years and have a strike price of $27.25 per share. The market price of the stock on the date of grant was $28.75. The Company will amortize the in-the-money intrinsic value of the stock options over the vesting period. These stock options expire ten years from the date of grant.

Treasury Stock:

     In March 2000, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common stock. The Company may make purchases from time to time, if price levels warrant, in the open market or in privately negotiated transactions. During the nine months ended September 30, 2000, the Company repurchased 394,300 shares of its common stock at a weighted average price per share of approximately $29.67.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

5.   STOCKHOLDERS' EQUITY, CONTINUED

Dividends/Distributions:

     The following table summarizes dividends/distributions for the nine months ended September 30, 2000:

COMMON STOCK/OPERATING PARTNERSHIP UNITS

                                                                        Dividend/Distribution              Total
                             Record Date           Payable Date             per Share/Unit         Dividend/Distribution
                           -----------------     ------------------     -----------------------    ---------------------
Fourth Quarter 1999         December 31, 1999     January 24, 2000             $    .6200                 $ 28,164
First Quarter 2000          March 31, 2000        April 17, 2000               $    .6200                 $ 28,462
Second Quarter 2000         June 30, 2000         July 17, 2000                $    .6200                 $ 28,601
Third Quarter 2000          September 29, 2000    October 23, 2000             $    .6200                 $ 28,409

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

Second Quarter:

                                                                               Dividend                    Total
                              Record Date           Payable Date               per Share                  Dividend
                           -----------------     ------------------     -----------------------    ---------------------
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

Third Quarter:

                                                                             Dividend                  Total
                            Record Date           Payable Date               per Share                Dividend
                        -----------------     ------------------     -----------------------    ---------------------
Series A Preferred Stock    September 15, 2000    October 2, 2000              $   .59375                 $    980
Series B Preferred Stock    September 15, 2000    October 2, 2000              $ 54.68750                 $  2,188
Series C Preferred Stock    September 15, 2000    October 2, 2000              $ 53.90600                 $  1,078
Series D Preferred Stock    September 15, 2000    October 2, 2000              $ 49.68700                 $  2,485
Series E Preferred Stock    September 15, 2000    October 2, 2000              $ 49.37500                 $  1,480

6.   ACQUISITION AND DEVELOPMENT OF REAL ESTATE

     During the nine months ended September 30, 2000, the Company acquired 47 industrial properties comprising approximately 3.9 million square feet of GLA, and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $207,514, excluding costs incurred in conjunction with the acquisition of the properties. The Company also completed the development of 16 industrial properties comprising approximately 2.7 million square feet of GLA at a cost of approximately $101,350.

7.   SALES OF REAL ESTATE

     During the nine months ended September 30, 2000, the Company sold 53 industrial properties and several land parcels. Gross proceeds from these sales were approximately $193,079. The gain on sales of real estate was approximately $22,211.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

8.   REAL ESTATE HELD FOR SALE

     The Company has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates. At September 30, 2000, the Company had 118 properties comprising approximately 10.8 million square feet of GLA held for sale. There can be no assurance that such properties held for sale will be sold.

     The following table discloses certain information regarding the 118 properties held for sale by the Company.

                                                                NINE MONTHS ENDED             THREE MONTHS ENDED
                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                           ---------------------------     -------------------------
                                                              2000             1999          2000            1999
                                                           -----------      ----------     ---------       ---------
                 Total Revenues                            $    44,877      $   42,058     $  15,216       $  13,843
                 Operating Expenses                            (14,115)        (13,404)       (4,802)         (4,113)
                 Depreciation and Amortization                  (5,445)         (7,242)          (77)         (2,414)
                                                           -----------      ----------     ---------       ---------
                 Income from Operations                    $    25,317      $   21,412     $  10,337       $   7,316
                                                           ===========      ==========     =========       =========

9.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                      Nine Months Ended
                                                                               ------------------------------
                                                                               September 30,    September 30,
                                                                                    2000            1999
                                                                               ------------     -------------
   Interest paid, net of capitalized interest ...........................       $    51,213     $      50,988
                                                                                ===========     =============
   Interest capitalized..................................................       $     4,075     $       3,893
                                                                                ===========     =============
Supplemental schedule of noncash investing and
financing activities:
   Distribution payable on common stock/units............................       $    28,409     $      27,157
                                                                                ===========     =============
   Distribution payable on preferred stock...............................       $     8,211     $         ---
                                                                                ===========     =============
Issuance of units in exchange for property...............................       $       869     $         ---
                                                                                ===========     =============
Exchange of units for common shares:
   Minority interest.....................................................       $    (3,793)    $      (1,972)
   Common stock..........................................................                 1                 1
   Additional paid-in capital............................................             3,792             1,971
                                                                                -----------     -------------
                                                                                $       ---     $         ---
                                                                                ===========     =============
In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:
   Purchase of real estate ..............................................       $   207,514     $      45,482
   Accrued real estate taxes and security deposits ......................            (2,317)             (119)
                                                                                -----------     -------------
                                                                                $   205,197     $      45,363
                                                                                ===========     =============
In conjunction with certain property sales, the Company provided seller financing on behalf of certain buyers:
   Notes receivable......................................................       $     5,149     $         700
                                                                                ===========     =============

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



                                                                Nine Months Ended                     Three Months Ended
                                                         ---------------------------------     ---------------------------------
                                                         September 30,      September 30,       September 30,     September 30,
                                                              2000              1999                 2000              1999
                                                         ---------------    --------------     --------------     --------------
   Numerator:

   Net Income.......................................     $        89,866    $       96,565     $       30,903     $       40,663
     Less: Preferred Stock Dividends................             (24,633)          (24,633)            (8,211)            (8,211)
                                                         ---------------    --------------     --------------     --------------
     Net Income Available to Common Stockholders
        -For Basic and Diluted  EPS.................     $        65,233    $       71,932     $       22,692     $       32,452
                                                         ===============    ==============     ==============     ==============
   Denominator:

     Weighted Average Shares - Basic................              38,645            38,019             38,817             38,055

     Effect of Dilutive Securities:
        Employee and Director Common Stock Options..                 225               114                291                100
                                                         ---------------    --------------     --------------     --------------

     Weighted Average Shares- Diluted...............              38,870            38,133             39,108             38,155
                                                         ===============    ==============     ==============     ==============

   Basic EPS:

     Net Income Available to Common Stockholders....     $          1.69    $         1.89     $          .58     $          .85
                                                         ===============    ==============     ==============     ==============

   Diluted EPS:

     Net Income Available to Common Stockholders....     $          1.68    $         1.89     $          .58     $          .85
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

     The Company has committed to the construction of 26 development projects totaling approximately 6.0 million square feet of GLA for an estimated investment of approximately $232.3 million. Of this amount, approximately $151.2 million remains to be funded. These developments are expected to be funded with cash flow from operations, proceeds from the sales of select properties of the Company and borrowings under the 2000 Unsecured Acquisition Facility.

12.  SUBSEQUENT EVENTS

     From October 1, 2000 to November 10, 2000, the Company acquired several land parcels for an aggregate purchase price of approximately $11,724, excluding costs incurred in conjunction with the acquisition of these land parcels. The Company also sold eight industrial properties and several land parcels for approximately $11,397 of gross proceeds.

         On October 2, 2000, the Company paid second quarter preferred stock dividends of $.59375 per share on its Series A Preferred Stock, $54.688 per share (equivalent to $.54688 per Depositary Share) on its Series B Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, $49.687 per share (equivalent to $.49687 per Depositary Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its Series E Preferred Stock. The preferred stock dividends paid on October 2, 2000 totaled, in the aggregate, approximately $8,211.

     On October 23, 2000, the Company and the Operating Partnership paid a second quarter 2000 dividend/distribution of $.62 per common share/Unit, totaling approximately $28,409.

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

     The Company was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 84.3% ownership interest at September 30, 2000. As of September 30, 2000, the Company owned 976 in-service properties located in 25 states, containing an aggregate of approximately 69.6 million square feet of gross leasable area ("GLA"). Of the 976 in-service properties owned by the Company, 814 are held by the Operating Partnership, 105 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the REIT are the general partners, 52 are held by limited liability companies of which the Operating Partnership is the sole member and five are held by an entity in which the Operating Partnership owns a 95% economic interest. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns 10% equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties (the "September 1998 Joint Venture" and the "September 1999 Joint Venture"). Minority interest in the Company at September 30, 2000 represents the approximate 15.7% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

RESULTS OF OPERATIONS

     At September 30, 2000, the Company owned 976 in-service properties with approximately 69.6 million square feet of GLA, compared to 950 in-service properties with approximately 65.2 million square feet of GLA at September 30, 1999. During the period between October 1, 1999 and September 30, 2000, the Company acquired 60 properties comprising approximately 5.0 million square feet of GLA, completed the development of 25 properties totaling approximately 4.7 million square feet of GLA and sold 57 properties totaling approximately 5.6 million square feet of GLA. The Company also took three properties comprising approximately .1 million square feet of GLA out of service and placed one property in service comprising approximately .4 million square feet of GLA.

     The comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999 and the comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999 is shown net of property acquisitions, developments placed in service and property dispositions.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Rental income and tenant recoveries and other income remained relatively unchanged. Rental income and tenant recoveries and other income from properties owned prior to January 1, 1999 increased by approximately $9.5 million or 4.1% due primarily to general rent increases and an increase in recoverable income due to an increase in property expenses as discussed below.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $5.0 million or 6.6% due primarily to increases in real estate tax expense, property management expense and other expense, offset by a decrease in repairs and maintenance expense. The increase in real estate tax expense is due to an increase in average GLA for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, as well as general increases in real estate taxes in many of the Company's markets. The increase in property management expense is primarily due to costs associated with the opening of a regional office in California during the third quarter of 1999 as well as general pay increases. Other expense increased due primarily to an increase in master lease payments associated with certain properties during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in repairs and maintenance expense is due to a decrease in snow removal and related expenses incurred during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Property expenses from properties owned prior to January 1, 1999 increased $3.7 million or 5.7% due primarily to an increase in real estate tax expense. The increase in real estate tax expense is due to general increases in real estate taxes in many of the Company's markets.

     General and administrative expense increased by approximately $2.6 million due primarily to general pay increases and additional employees.

     Interest expense increased by approximately $.9 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The increase is primarily due to an increase in the weighted average interest rate for the nine months ended September 30, 2000 (7.31%) compared to the nine months ended September 30, 1999 (7.14%), offset by a decrease in the average debt balance outstanding and an increase in capitalized interest for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The average debt balance outstanding for the nine months ended September 30, 2000 and 1999 was approximately $1,201.2 million and $1,212.6 million, respectively. The increase in capitalized interest is due to an increase in development activities.

     Amortization of deferred financing costs increased by approximately $.4 million due primarily to amortization of additional deferred financing costs relating to the Company's $300.0 million unsecured line of credit (the "1997 Unsecured Acquisition Facility") and the Company's 2000 Unsecured Acquisition Facility (defined below), which amended and restated the 1997 Unsecured Acquisition Facility.

     Depreciation and other amortization decreased by approximately $1.4 million due primarily to the Company ceasing depreciation and amortization on properties it considers held for sale as well as due to properties sold subsequent to December 31, 1998. This decrease is offset by depreciation and amortization related to properties acquired or developed subsequent to December 31, 1998.

     The $22.2 million gain on sales of properties for the nine months ended September 30, 2000 resulted from the sale of 53 industrial properties and several land parcels. Gross proceeds from these sales were approximately $193.1 million.

     The $25.3 million gain on sales of properties for the nine months ended September 30, 1999 resulted from the sale of 49 existing industrial properties, one property under development and two land parcels. Gross proceeds from these sales were approximately $192.3 million.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Rental income and tenant recoveries and other income increased by approximately $2.4 million or 2.6% due to an increase in average occupied GLA for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Rental income and tenant recoveries and other income from properties owned prior to July 1, 1999 increased by approximately $4.9 million or 6.4% due primarily to general rent increases and an increase in recoverable income due to an increase in property expenses as discussed below.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $3.6 million or 15.6% due primarily to increases in real estate tax expense, property management expense and other expense. The increase in real estate tax expense is due to an increase in average GLA for the three months ended September 30, 2000 compared to the three months ended September 30, 1999, as well as general increases in real estate taxes in many of the Company's markets. The increase in property management expense is primarily due to costs associated with the opening of a regional office in California during the third quarter of 1999 as well as general pay increases. Other expenses increased due primarily to an increase in master lease payments associated with certain properties during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Property expenses from properties owned prior to July 1, 1999 increased approximately $2.6 million or 12.5% due primarily to an increase in real estate tax expense. The increase in real estate tax expense is due to general increases in real estate taxes in many of the Company's markets.

     General and administrative expense increased by approximately $.8 million due primarily to general pay increases and additional employees.

     Interest expense increased by approximately $1.1 million for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The increase is primarily due to an increase in the weighted average interest rate for the three months ended September 30, 2000 (7.35%) compared to the three months ended September 30, 1999 (7.14%) and an increase in the average debt balance outstanding for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The average debt balance outstanding for the three months ended September 30, 2000 and 1999 was approximately $1,237.1 million and $1,222.3 million, respectively.

     Amortization of deferred financing costs increased by approximately $.1 million due primarily to amortization of additional deferred financing costs relating to the Company's 2000 Unsecured Acquisition Facility (defined below).

     Depreciation and other amortization decreased by approximately $2.2 million due primarily to the Company ceasing depreciation and amortization on properties it considers held for sale as well as due to properties sold subsequent to June 30, 1999. This decrease is offset by depreciation and amortization related to properties acquired or developed subsequent to June 30, 1999.

     The $6.3 million gain on sales of properties for the three months ended September 30, 2000 resulted from the sale of 18 industrial properties and several land parcels. Gross proceeds from these sales were approximately $56.9 million.

     The $17.0 million gain on sales of properties for the three months ended September 30, 1999 resulted from the sale of 25 existing industrial properties and one land parcel. Gross proceeds from these sales were approximately $108.3 million.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company's cash and cash equivalents was approximately $2.0 million and restricted cash was approximately $22.6 million. Included in restricted cash are approximately $1.2 million of cash reserves required to be set aside under the Company's $40.0 million mortgage loan (the "1995 Mortgage Loan") for payments of security deposit refunds, tenant improvements, capital expenditures, interest, real estate taxes, and insurance. The portion of the cash reserve relating to payments for capital expenditures, interest, real estate taxes, and insurance for properties collateralizing the 1995 Mortgage Loan is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserve relating to security deposit refunds for the tenants occupying the properties collateralizing the 1995 Mortgage Loan is adjusted as tenants turn over. Also included in restricted cash is approximately $21.4 million of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Company exchanges into properties under Section 1031 of the Internal Revenue Code.

NINE MONTHS ENDED SEPTEMBER 30, 2000

     Net cash provided by operating activities of approximately $136.5 million for the nine months ended September 30, 2000 was comprised primarily of net income before minority interest of approximately $102.0 million, adjustments for non-cash items of approximately $29.9 million and the net change in operating assets and liabilities of approximately $4.6 million. The adjustments for the non-cash items of approximately $29.9 million are primarily comprised of depreciation and amortization of approximately $52.9 million and a provision for bad debts of approximately $.1 million, offset by the gain on sales of properties of approximately $22.2 million and the effect of the straight-lining of rental income of approximately $.9 million.

     Net cash used in investing activities of approximately $154.6 million for the nine months ended September 30, 2000 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate and an increase in restricted cash from sales proceeds deposited with an intermediary for
Section 1031 exchange purposes, offset by the net proceeds from the sales of real estate, distributions from the September 1998 Joint Venture and the September 1999 Joint Venture and the repayment of mortgage loans receivable.

     Net cash provided by financing activities of approximately $17.6 million for the nine months ended September 30, 2000 was comprised primarily of repayments on mortgage loans payable, the purchase of treasury shares, the purchase of U.S. Government securities used as substitute collateral to execute a legal defeasance of a portion of the 1995 Mortgage Loan (the "1995 Defeased Mortgage Loan"), common and preferred stock dividends and unit distributions and debt issuance costs incurred in conjunction with the 2000 Unsecured Acquisition Facility (defined below), offset by the net borrowings under the Company's 1997 Unsecured Acquisition Facility and 2000 Unsecured Acquisition Facility (defined below) and net proceeds from the exercise of employee stock options.

NINE MONTHS ENDED SEPTEMBER 30, 1999

     Net cash provided by operating activities of approximately $138.6 million for the nine months ended September 30, 1999 was comprised primarily of net income before minority interest of approximately $110.4 million, adjustments for non-cash items of approximately $23.7 million and the net change in operating assets and liabilities of approximately $4.5 million. The adjustments for the non-cash items of approximately $23.7 million are primarily comprised of depreciation and amortization of approximately $52.5 million, offset by the gain on sales of real estate of approximately $25.3 million and the effect of the straight-lining of rental income of approximately $3.5 million.

     Net cash used in investing activities of approximately $1.2 million for the nine months ended September 30, 1999 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investment in the September 1998 Joint Venture and the September 1999 Joint Venture, the funding of a mortgage loan receivable and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by the net proceeds from the sales of real estate, distributions from the September 1998 Joint Venture, a decrease in restricted cash due to a reimbursement of a deferred maintenance escrow established in connection with the issuance of the Company's Series A Preferred Stock and the repayment of mortgage loans receivable.

     Net cash used in financing activities of approximately $148.9 million for the nine months ended September 30, 1999 was comprised primarily of repayments on mortgage loans payable, common and preferred stock dividends and unit distributions and the net proceeds under the Company's 1997 Unsecured Acquisition Facility, offset by the net proceeds from the exercise of employee stock options.

MARKET RISK

     The following discussion about the Company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at September 30, 2000 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

     In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

     At September 30, 2000, $222.2 million (approximately 17.4% of total debt at September 30, 2000) of the Company's debt was variable rate debt (all of the variable rate debt relates to the Company's 2000 Unsecured Acquisition Facility (defined below)) and $1,051.9 million (approximately 82.6% of total debt at September 30, 2000) was fixed rate debt. The Company also had outstanding a written put and a written call option (collectively, the "Written Options") which were issued in conjunction with the initial offering of two tranches of unsecured debt. The Company's past practice has been to lock into fixed interest rates at issuance or fix the rate of variable rate debt through the use of interest rate protection agreements when interest rate market conditions dictate it is advantageous to do so. Currently, the Company does not enter into financial instruments for trading or other speculative purposes.

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

     Based upon the amount of variable rate debt outstanding at September 30, 2000, a 10% increase or decrease in the interest rate on the Company's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $1.7 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at September 30, 2000 by approximately $47.2 million to $937.1 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at September 30, 2000 by approximately $52.8 million to $1,037.1 million. A 10% increase in interest rates would decrease the fair value of the Written Options at September 30, 2000 by approximately $2.4 million to $3.7 million. A 10% decrease in interest rates would increase the fair value of the Written Options at September 30, 2000 by approximately $4.1 million to $10.2 million.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

     During the nine months ended September 30, 2000, the Company purchased 47 industrial properties comprising approximately 3.9 million square feet of GLA, and several land parcels, for an aggregate purchase price of approximately $207.5 million, excluding costs incurred in conjunction with the acquisition of the properties. The Company also completed the development of 16 industrial properties comprising approximately 2.7 million square feet of GLA at a cost of approximately $101.4 million.

     During the nine months ended September 30, 2000, the Company sold 53 industrial properties and several land parcels. Gross proceeds from these sales were approximately $193.1 million.

     The Company has committed to the construction of 26 development projects totaling approximately 6.0 million square feet of GLA for an estimated investment of approximately $232.3 million. Of this amount, approximately $151.2 million remains to be funded. These developments are expected to be funded with cash flows from operations, proceeds from the sales of select properties of the Company and borrowings under the Company's 2000 Unsecured Acquisition Facility (defined below).

REAL ESTATE HELD FOR SALE

     The Company has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates. At September 30, 2000, the Company had 118 properties comprising approximately 10.8 million square feet of GLA held for sale. Income from operations of the 118 properties held for sale for the nine months ended September 30, 2000 and 1999 is approximately $25.3 million and $21.4 million, respectively. Income from operations of the 118 properties held for sale for the three months ended September 30, 2000 and 1999 is approximately $10.3 million and $7.3 million, respectively. Net carrying value of the 118 properties held for sale at September 30, 2000 is approximately $373.5 million. There can be no assurance that such properties held for sale will be sold.

INVESTMENTS IN JOINT VENTURES

     During the nine months ended September 30, 2000, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, approximately $2.1 million in asset management and property management fees from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively. The Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $.6 million and .1 million from the September 1998 Joint Venture and the September 1999 Joint Venture, respectively. As of September 30, 2000, the September 1998 Joint Venture owned 143 industrial properties comprising approximately 7.3 million square feet of GLA and the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA.

MORTGAGE LOANS PAYABLE

     On December 29, 1995, the Company, through an entity in which the Operating Partnership is the sole limited partner and a wholly-owned subsidiary of the Company is the general partner, entered into a $40.2 million mortgage loan (the "1995 Mortgage Loan"). In June 2000, the Company purchased approximately $1.2 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $1.2 million of the 1995 Mortgage Loan (the "1995 Defeased Mortgage Loan"). The 1995 Defeased Mortgage Loan requires monthly principal and interest payments based upon a 28-year amortization schedule. The interest rate under the 1995 Defeased Mortgage Loan is fixed at 7.22% per annum. The terms of the legal defeasance require the Company to use the gross proceeds from the maturities of the U.S. Government securities to paydown and subsequently retire the 1995 Defeased Mortgage Loan in January 2003. Upon the execution of the legal defeasance, one of the 23 properties collateralizing the 1995 Mortgage Loan was released and subsequently sold.

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

ISSUANCE OF RESTRICTED STOCK

     During the nine months ended September 30, 2000, the Company awarded 355,139 shares of restricted common stock to certain employees and 2,768 shares of restricted common stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 14,903 shares of restricted common stock. These shares of restricted common stock had a fair value of approximately $9.7 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

NON-QUALIFIED EMPLOYEE STOCK OPTIONS

     During the nine months ended September 30, 2000, certain employees of the Company exercised 340,600 non-qualified employee stock options. Gross proceeds to the Company were approximately $8.3 million.

     On May 17, 2000, the Company granted 70,000 non-qualified employee stock options. These stock options vest over one year and have a strike price of $30.00 per share. These stock options expire ten years from the date of grant.

     On August 28, 2000, the Company granted 863,950 non-qualified employee stock options. These stock options vest over three years and have a strike price of $27.25 per share. The market price of the stock on the date of grant was $28.75. The Company will amortize the in-the-money intrinsic value of the stock options over the vesting period. These stock options expire ten years from the date of grant.

TREASURY STOCK

     In March 2000, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common stock. The Company may make purchases from time to time, if price levels warrant, in the open market or in privately negotiated transactions. During the nine months ended September 30, 2000, the Company repurchased 394,300 shares of its common stock at a weighted average price per share of approximately $29.67.

DIVIDENDS/DISTRIBUTIONS

     On January 24, 2000, the Company and the Operating Partnership paid a fourth quarter 1999 distribution of $.62 per common share/Unit, totaling approximately $28.2 million. On April 17, 2000, the Company and the Operating Partnership paid a first quarter 2000 distribution of $.62 per common share/Unit, totaling approximately $28.5 million. On July 17, 2000, the Company and the Operating Partnership paid a first quarter 2000 distribution of $.62 per common share/Unit, totaling approximately $28.6 million.

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

SUBSEQUENT EVENTS

     From October 1, 2000 to November 10, 2000, the Company acquired several land parcels for an aggregate purchase price of approximately $11.7 million, excluding costs incurred in conjunction with the acquisition of these land parcels. The Company also sold eight industrial properties and several land parcels for approximately $11.4 million of gross proceeds.

     On October 2, 2000, the Company paid second quarter preferred stock dividends of $.59375 per share on its Series A Preferred Stock, $54.688 per share (equivalent to $.54688 per Depositary Share) on its Series B Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, $49.687 per share (equivalent to $.49687 per Depositary Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its Series E Preferred Stock. The preferred stock dividends paid on October 2, 2000 totaled, in the aggregate, approximately $8.2 million.

     On October 23, 2000, the Company and the Operating Partnership paid a second quarter 2000 dividend/distribution of $.62 per common share/Unit, totaling approximately $28.4 million.

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

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term secured and unsecured indebtedness and the issuance of additional equity securities if advantageous market conditions exist. As of September 30, 2000 and November 10, 2000, $589.2 million of common stock, preferred stock and depositary shares and $100.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under the 2000 Unsecured Acquisition Facility. At September 30, 2000, borrowings under the 2000 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 7.43%. As of November 10, 2000, the Company had approximately $33.9 million available for additional borrowings under the 2000 Unsecured Acquisition Facility.

OTHER

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FASB 133") on June 1, 1998. Statement of Financial Accounting Standards No. 138 "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement 133" was issued in June 2000. FASB 133, as amended, is effective for fiscal years beginning after June 15, 2000 as provided by Statement of Financial Accounting Standards No. 137 issued in July 1999. FASB 133, as amended, requires fair value accounting for all derivatives including recognizing all such instruments on the balance sheet with an offsetting amount recorded in the income statement or as part of comprehensive income. FASB 133, as amended, becomes effective for the Company for the year ending December 31, 2001. The Company does not expect this pronouncement to have a material impact on the Company's consolidated financial position, consolidated results of operations or consolidated cash flows.

     In March 2000, the FASB issued Statement of Accounting Standards Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation ("Interpretation 44"). Interpretation 44 is generally effective for new stock option grants beginning July 1, 2000. However, the interpretive definition of an employee and certain effective repricing provisions apply to new awards granted after December 15, 1998. Further, the FASB determined that any modifications to current accounting as a result of this guidance are to be recorded prospectively, effective as of July 1, 2000. The Company has applied the accounting mandated by Interpretation 44 as of July 1, 2000 and there has not been a material impact on the Company's consolidated financial position, consolidated results of operations or consolidated cash flows.

     The REIT Modernization Act, which was passed in 1999 and will take effect on January 1, 2001, modifies certain provisions of the Internal Revenue Code of 1986, as amended, with respect to the taxation of REITs. Two key provisions of this tax law change will impact future Company operations: the availability of a taxable REIT subsidiary which may be wholly-owned directly by a REIT and a reduction in the required level of distributions by a REIT to 90% of ordinary taxable income. The Company may convert its preferred stock subsidiary to a wholly-owned taxable REIT subsidiary on or after January 1, 2001.


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

ITEM 1. LEGAL PROCEEDINGS
  None.

ITEM 2. CHANGES IN SECURITIES
  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None.

ITEM 5. OTHER INFORMATION
  Not Applicable

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

Exhibit No.   Description
-----------   -----------
10.1*         Thirteenth Amendment, dated as of September  1, 2000, to Sixth
              Amended and Restated Limited Partnership Agreement of First
              Industrial, L.P., dated March 18, 1998
10.2*         Fourteenth Amendment, dated as of October 13, 2000, to Sixth
              Amended and Restated Limited Partnership Agreement of First
              Industrial, L.P., dated March 18, 1998
10.3*         Fifteenth Amendment, dated as of October 13, 2000, to Sixth
              Amended and Restated Limited Partnership Agreement of First
              Industrial, L.P., dated March 18, 1998
10.4*         Sixteenth Amendment, dated as of October 27, 2000, to Sixth
              Amended and Restated Limited Partnership Agreement of First
              Industrial, L.P., dated March 18, 1998
27  *         Financial Data Schedule

*     Filed herewith.

Report on Form 8-K
------------------
  None

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



                             FIRST INDUSTRIAL REALTY TRUST, INC.


Date: November 13, 2000      By:   /s/ Michael J. Havala
                                 ----------------------------------
                                 Michael J. Havala
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------

10.1*         Thirteenth Amendment, dated as of September 1, 2000, to Sixth
              Amended and Restated Limited Partnership Agreement of First
              Industrial, L.P., dated March 18, 1998
10.2*         Fourteenth Amendment, dated as of October 13, 2000, to Sixth
              Amended and Restated Limited Partnership Agreement of First
              Industrial, L.P., dated March 18, 1998
10.3*         Fifteenth Amendment, dated as of October 13, 2000, to Sixth
              Amended and Restated Limited Partnership Agreement of First
              Industrial, L.P., dated March 18, 1998
10.4*         Sixteenth Amendment, dated as of October 27, 2000, to Sixth
              Amended and Restated Limited Partnership Agreement of First
              Industrial, L.P., dated March 18, 1998
27  *         Financial Data Schedule


*     Filed herewith.