Form 10-K
period 2000-12-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 2001-03-09
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

                                       OR

(  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 For the transition period from              to
                      .

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $1,204.7 million based on the closing price on the New York Stock Exchange for such stock on March 2, 2001.

At March 2, 2001, 39,301,503 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 16, 2001.

                       FIRST INDUSTRIAL REALTY TRUST, INC.

                                TABLE OF CONTENTS



                                                                                                                     PAGE

PART I.


    Item 1.       Business .......................................................................................    3
    Item 2.       The Properties...................................................................................   7
    Item 3.       Legal Proceedings................................................................................  28
    Item 4.       Submission of Matters to a Vote of Security Holders..............................................  28



PART II.


    Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters............................  29
    Item 6.       Selected Financial Data..........................................................................  29
    Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations............  32
    Item 7a.      Quantitative and Qualitative Disclosures About Market Risk.......................................  41
    Item 8.       Financial Statements and Supplementary Data......................................................  41
    Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosures............  41



PART III.


    Item 10.      Directors and Executive Officers of the Registrant...............................................  41
    Item 11.      Executive Compensation...........................................................................  41
    Item 12.      Security Ownership of Certain Beneficial Owners and Management...................................  41
    Item 13.      Certain Relationships and Related Transactions...................................................  41



PART IV.

    Item 14.      Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K.............  42



SIGNATURES........................................................................................................   47

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

                                     PART I
ITEM 1.  BUSINESS
                                   THE COMPANY
GENERAL

         First Industrial Realty Trust, Inc. is a Maryland corporation organized on August 10, 1993, and is a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). First Industrial Realty Trust, Inc. and its consolidated partnerships and limited liability companies (the "Company") is a self-administered and fully integrated real estate company which owns, manages, acquires, sells and develops industrial real estate. The Company completed its initial public offering in June 1994 (the "Initial Offering"). Upon consummation of the Initial Offering, the Company owned 226 industrial properties which contained an aggregate of 17.4 million square feet of gross leasable area ("GLA"). As of December 31, 2000, the Company's portfolio consisted of 516 light industrial properties, 162 bulk warehouse properties, 164 R&D/flex properties, 85 regional warehouse properties and 42 manufacturing properties containing approximately 68.2 million square feet of GLA located in 25 states.

         The Company's interests in its properties and land parcels are held through partnerships controlled by the Company, including First Industrial, L.P. (the "Operating Partnership"), of which the Company is the sole general partner, as well as, among others, First Industrial Financing Partnership, L.P., First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P., First Industrial Pennsylvania, L.P., First Industrial Harrisburg, L.P., First Industrial Indianapolis, L.P., First Industrial Development Services, L.P. and TK-SV, LTD., of which the sole general partner of each is a wholly-owned subsidiary of the Company, and the sole limited partner of each is the Operating Partnership, as well as limited liability companies of which the Operating Partnership is the sole member. The Company is also the majority economic stockholder of FR Development Services, Inc. The Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns 10% equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties.

         The Company utilizes an operating approach which combines the effectiveness of decentralized, locally based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and fiscal control systems. At March 2, 2001, the Company had 283 employees.

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

- External Growth. The Company seeks to grow externally through (i) the development of industrial properties; (ii) the acquisition of portfolios of industrial properties, industrial property businesses or individual properties which meet the Company's investment parameters and geographic target markets; and (iii) the expansion of its properties.

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

- Market Strategy. The Company's market strategy is to concentrate on the top 25 industrial real estate markets in the United States. These 25 markets were selected based upon (i) the strength of their industrial real estate fundamentals, including increased industrial demand expectations from e-commerce and supply chain management; (ii) their history and future outlook for continued economic growth and diversity; and (iii) a minimum market size of 100 million square feet of industrial space. Due to this market strategy, the Company plans on exiting the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids, Long Island and New Orleans/Baton Rouge. The net proceeds from the sales of properties in these markets will be used to bolster the Company's holdings in Atlanta, Baltimore/Washington, Chicago, Cincinnati/Louisville, Dallas/Fort Worth, Denver, Detroit, Harrisburg/Central Pennsylvania, Houston, Indianapolis, Los Angeles, Milwaukee, Minneapolis, Nashville, Northern New Jersey, Philadelphia, Phoenix, Portland, Salt Lake City, St. Louis and Tampa and to potentially enter new markets which fit its market strategy.

- Disposition Strategy. As mentioned in the Market Strategy section above, the Company is planning to exit the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids, Long Island and New Orleans/Baton Rouge. The Company also continues to evaluate local market conditions and property-related factors in its other markets and will consider disposition of select assets.

- Acquisition/Development Strategy. The Company's acquisition/development strategy is to concentrate on the top 25 markets mentioned in the Market Strategy section above. The Company will use its Integrated Industrial Solutions (TM) capabilities to target these markets. Of the 969 properties in the Company's portfolio at December 31, 2000, 233 properties have been developed by either the Company or its former management. The Company will continue to leverage the development capabilities of its management, many of whom are leading developers in their respective markets.

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


RECENT DEVELOPMENTS

         In 2000, the Company acquired or completed development of 110 properties, redeveloped two properties and acquired several parcels of land for a total investment of approximately $471.5 million. The Company also sold 108 in-service properties, one property that was out of service and several parcels of land for a gross sales price of approximately $433.7 million. At December 31, 2000, the Company owned 969 in-service properties containing approximately 68.2 million square feet of GLA.

         During the period January 1, 2001 through March 2, 2001, the Company acquired 21 industrial properties and several land parcels for a total estimated investment of approximately $71.4 million. The Company also sold two industrial properties and one land parcel for approximately $2.7 million of gross proceeds.


         In March 2001, the Company declared a first quarter 2001 dividend of $.6575 per share/unit on its common stock/units which is payable on April 23, 2001. The Company also declared preferred stock dividends of $.59375 per share on its 9 1/2%, $.01 par value, Series A Cumulative Preferred Stock (the "Series A Preferred Stock"), $54.688 per share (equivalent to $.54688 per Depositary Share) on its 8 3/4%, $.01 par value, Series B Cumulative Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock, $49.687 per share (equivalent to $.49687 per Depositary Share) on its 7.95%, $.01 par value, Series D Cumulative Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its 7.90%, $.01 par value, Series E Cumulative Preferred Stock, respectively, which is payable on April 2, 2001.


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

                                    INDUSTRY

         Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output. Historically, occupancy rates for industrial property in the United States have been higher than those for other types of commercial property. The Company believes that the higher occupancy rate in the industrial property sector is a result of the construction-on-demand nature of, and the comparatively short development time required for, industrial property. For the five years ended December 31, 2000, the occupancy rates for industrial properties in the United States have ranged from 91.2%* to 93.3%*, with an occupancy rate of 93.3%* at December 31, 2000.



*SOURCE: TORTO WHEATON RESEARCH

ITEM 2.  THE PROPERTIES

GENERAL


         At December 31, 2000, First Industrial owned 969 in-service properties containing approximately 68.2 million square feet of GLA in 25 states, with a diverse base of more than 2,800 tenants engaged in a wide variety of businesses, including manufacturing, retailing, wholesale trade, distribution and professional services. The properties are generally located in business parks which have convenient access to interstate highways and rail and air transportation. The weighted average age of the properties as of December 31, 2000 was approximately 14.7 years.

         The Company classifies its properties into five industrial categories:
Light industrial, bulk warehouse, R&D/flex, regional warehouse and manufacturing. While some properties may have characteristics which fall under more than one property type, the Company uses what it feels is the most dominating characteristic to categorize the property.

         Each of the properties is wholly owned by the Company. The following tables summarize certain information as of December 31, 2000 with respect to the Company's properties. Information in the tables excludes properties under development at December 31, 2000.

                                PROPERTY SUMMARY

                            LIGHT INDUSTRIAL      BULK WAREHOUSE        R&D/ FLEX          REGIONAL WAREHOUSE       MANUFACTURING
                           -----------------     ---------------    ------------------   --------------------   --------------------
   METROPOLITAN                     NUMBER OF          NUMBER OF             NUMBER OF              NUMBER OF              NUMBER OF
       AREA                  GLA   PROPERTIES    GLA   PROPERTIES      GLA  PROPERTIES      GLA    PROPERTIES     GLA     PROPERTIES
---------------------      ---------------------------------------------------------------------------------------------------------
Atlanta, GA                426,841      7       4,116,645   14      153,508     4        275,135       3        419,600       3
Baltimore, MD              716,585     12       292,640     2       78,418      1          ---        ---       171,000       1
Baton Rouge, LA            116,347      3       108,800     1        ---       ---         ---        ---         ---        ---
Central                    383,070      4       3,645,392   14       ---       ---       187,579       4          ---        ---
Pennsylvania
Chicago, IL                1,907,289   36       3,413,594   16      237,915     4        284,802       4        1,069,167     6
Cincinnati, OH             334,220      2       1,348,880   6        ---       ---         ---        ---         ---        ---
Cleveland, OH                ---       ---        ---      ---      102,500     1          ---        ---         ---        ---
Columbus, OH                 ---       ---      1,653,534   4       217,612     2          ---        ---       255,470       1
Dallas, TX                 754,833     21       1,539,888   10      193,507     9        583,801       9        224,984       2
Dayton, OH                 322,746      6         ---      ---      20,000      1          ---        ---         ---        ---
Denver, CO                 1,998,681   45       202,939     2       1,866,591   47       301,492       5          ---        ---
Des Moines, IA              75,072      3       879,040     5        ---       ---        88,000       1          ---        ---
Detroit, MI                2,897,124   103      1,079,130   9       626,338     22       925,961      21         17,240       1
Grand Rapids, MI           498,311     10       1,836,125   11      10,000      1          ---        ---       445,250       2
Houston, TX                507,090      8       2,191,077   13      200,112     3        432,525       6          ---        ---
Indianapolis, IN           727,980     16       3,505,966   13      48,200      4        295,310       8         54,000       1
Long Island, NY            433,984     15         ---      ---       ---       ---        36,880       1          ---        ---
Los Angeles, CA             99,749      5         ---      ---       ---       ---         ---        ---         ---        ---
Louisville, KY               ---       ---      443,500     2        ---       ---         ---        ---         ---        ---
Milwaukee, WI              290,826      6       100,000     1       93,705      2         79,268       2        468,000       1
Minneapolis/St.Paul, MN  1,326,032     24     1,626,149     8      661,748     10        537,034       5      1,324,122      14
Nashville, TN              334,061      7       1,504,959   10       ---       ---         ---        ---       109,058       1
N. New Jersey              1,361,379   37       895,798     4       510,072     14       192,153       3          ---        ---
New Orleans, LA            395,831     10         ---      ---      169,801     5         40,500       1          ---        ---
Philadelphia, PA           273,775     12       324,320     2       36,802      2         46,750       1         56,827       2
Phoenix, AZ                 96,845      2         ---      ---       ---       ---         ---        ---         ---        ---
Portland, OR               734,032     31         ---      ---      53,021      2          ---        ---         ---        ---
Salt Lake City, UT         591,276     40         ---      ---      146,937     6          ---        ---         ---        ---
S. New Jersey              919,654     22       323,750     2        ---       ---       209,300       3         22,738       1
St. Louis, MO              383,407      8       834,519     6        ---       ---         ---        ---         ---        ---
Tampa, FL                  588,300     18       213,744     2       608,984     24       398,309       7          ---        ---
Other (a)                   99,000      3       583,855     5        ---       ---        50,000       1        346,103       6
                        ----------     ---   ----------    ---    ---------    ---     ---------      --      ---------      ---
      Total             19,594,340     516   32,664,244    162    6,035,771    164     4,964,799      85      4,983,559      42
                        ==========     ===   ==========    ===    =========    ===     =========      ==      =========      ==


         (a) Properties are located in Denton, Texas; Abilene, Texas; McAllen, Texas; Austin, Texas; Wichita, Kansas; West Lebanon, New Hampshire and Shreveport, Louisiana.

                             PROPERTY SUMMARY TOTALS


                                                                       TOTALS
                                        -----------------------------------------------------------------------------
                                                                                                       GLA as a % of
                                                          Number of            Occupancy at           Total Portfolio
      Metropolitan Area                 GLA              Properties              12/31/00
---------------------------------------------------------------------------------------------------------------------
Atlanta, GA                             5,391,729            31                     97%                    7.9%
Baltimore, MD                           1,258,643            16                     96%                    1.8%
Baton Rouge, LA                           225,147             4                     97%                    0.3%
Central Pennsylvania                    4,216,041            22                     98%                    6.2%
Chicago, IL                             6,912,767            66                     94%                    10.1%
Cincinnati, OH                          1,683,100             8                     92%                    2.5%
Cleveland, OH                             102,500             1                    100%                    0.2%
Columbus, OH                            2,126,616             7                     96%                    3.1%
Dallas, TX                              3,297,013            51                     99%                    4.8%
Dayton, OH                                342,746             7                     96%                    0.5%
Denver, CO                              4,369,703            99                     95%                    6.4%
Des Moines, IA                          1,042,112             9                     95%                    1.5%
Detroit, MI                             5,545,793            156                    97%                    8.1%
Grand Rapids, MI                        2,789,686            24                    100%                    4.1%
Houston, TX                             3,330,804            30                     95%                    4.9%
Indianapolis, IN                        4,631,456            42                     90%                    6.8%
Long Island, NY                           470,864            16                     96%                    0.7%
Los Angeles, CA                            99,749             5                     90%                    0.1%
Louisville, KY                            443,500             2                    100%                    0.6%
Milwaukee, WI                           1,031,799            12                     98%                    1.5%
Minneapolis/St. Paul, MN                5,475,085            61                     95%                    8.0%
Nashville, TN                           1,948,078            18                     96%                    2.9%
N. New Jersey                           2,959,402            58                     94%                    4.3%
New Orleans, LA                           606,132            16                     96%                    0.9%
Philadelphia, PA                          738,474            19                     94%                    1.1%
Phoenix, AZ                                96,845             2                     87%                    0.1%
Portland, OR                              787,053            33                     88%                    1.2%
Salt Lake City, UT                        738,213            46                     82%                    1.1%
S. New Jersey                           1,475,442            28                     90%                    2.2%
St. Louis, MO                           1,217,926            14                    100%                    1.8%
Tampa, FL                               1,809,337            51                     93%                    2.7%
Other (a)                               1,078,958            15                    100%                    1.6%
                                       ----------            ---                   ----                   ------
   Total or Average                    68,242,713            969                    95%                   100.0%
                                       ==========            ===                   ====                   ======



         (a) Properties are located in Denton, Texas; Abilene, Texas; McAllen, Texas; Austin, Texas; Wichita, Kansas; West Lebanon, New Hampshire and Shreveport, Louisiana.

PROPERTY ACQUISITION ACTIVITY

         During 2000, the Company completed 17 separate industrial property acquisition transactions comprising 83 in-service industrial properties and one industrial property under redevelopment totaling approximately 5.8 million square feet of GLA at a total purchase price of approximately $263.6 million, or $45.22 per square foot. The Company also purchased numerous land parcels for an aggregate purchase price of approximately $59.9 million. The 84 industrial properties acquired have the following characteristics:


                                     NUMBER OF                                                 OCCUPANCY
           METROPOLITAN AREA        PROPERTIES      GLA               PROPERTY TYPE           AT 12/31/00   ACQUISITION DATE
----------------------------------------------------------------------------------------------------------------------------

      Houston, TX                        3         144,639      Light Industrial/R&D Flex          90%      January 12, 2000
      Southern New Jersey                1          79,329          Regional Warehouse             100%     January 27, 2000
      Nashville, TN                      3         339,051            Bulk Warehouse               100%     January 27, 2000
      Philadelphia, PA                   1         214,320            Bulk Warehouse               100%     February 25, 2000
      Dallas, TX                         1         130,949            Bulk Warehouse               100%     March 31, 2000
      Harrisburg, PA (a)                 1          38,668           Light Industrial              N/A      April 18, 2000
      Houston, TX                        1         251,850            Bulk Warehouse               100%     April 25, 2000
      Dallas, TX                        18       1,303,317     R&D Flex/Bulk Whse/Reg Whse         100%     June 30, 2000
      Long Island, NY (b)                1          15,000           Light Industrial              N/A      August 15, 2000
      Los Angeles, CA                    3          69,592           Light Industrial              93%      September 6, 2000
      Los Angeles, CA                    2          30,157           Light Industrial              86%      September 20, 2000
      Northern New Jersey               12       1,257,143     Lt. Industrial/R&D Flex/Bulk        94%      September 28, 2000
                                                                           Whse
      Baltimore, MD                      3         125,212           Light Industrial              96%      December 5, 2000
      Tampa, FL                          6         179,494               R&D Flex                  98%      December 14, 2000
      Chicago, IL (c)                   18       1,208,074     Lt. Industrial/R&D Flex/Bulk        94%      December 18, 2000
                                                                      Whse/Reg. Whse
      Denver, CO                         4         234,683      Light Industrial/ R&D Flex         100%     December 29, 2000
      Detroit, MI                        6         208,197   Light Industrial/Reg. Warehouse       93%      December 29, 2000
                                      ------     ---------
                    Total               84       5,829,675
                                      ======     =========

         (a)  Property was sold on June 27, 2000.

         (b)  Property was sold on August 16, 2000.

         (c) Acquisition includes a 50,400 square foot light industrial redevelopment property.

PROPERTY DEVELOPMENT ACTIVITY

         During 2000, the Company placed in-service 26 developments and two redevelopments totaling approximately 4.1 million square feet of GLA at a total cost of approximately $148.0 million, or $36.41 per square foot. The developed properties have the following characteristics:

                                                                                                OCCUPANCY
             METROPOLITAN AREA                      GLA              PROPERTY TYPE              AT 12/31/00      COMPLETION DATE
-----------------------------------------------------------------------------------------------------------------------------------

Louisville, KY                                     231,000           Bulk Warehouse                100%          February 1, 2000
Austin, TX                                          33,000          Light Industrial               100%          February 1, 2000
Denver, CO (a) (b)                                 108,000      R&D Flex/Bulk Warehouse             N/A          March 1, 2000
Milwaukee, WI                                      100,000           Bulk Warehouse                 80%          March 1, 2000
Rochester, NY (c)                                  796,806           Bulk Warehouse                 N/A          March 1, 2000
Denver, CO                                          16,500          Light Industrial               100%          March 15, 2000
Cincinnati, OH                                     168,000           Bulk Warehouse                100%          May 1, 2000
Cincinnati, OH                                     140,800           Bulk Warehouse                 45%          May 1, 2000
Northern New Jersey                                 45,700              R&D Flex                    78%          June 1, 2000
Atlanta, GA                                        504,000           Bulk Warehouse                100%          June 1, 2000
Salt Lake City, UT                                  55,785              R&D Flex                   100%          June 1, 2000
Austin, TX                                          33,000          Light Industrial               100%          June 30, 2000
Northern New Jersey                                 30,000              R&D Flex                    67%          September 1, 2000
Indianapolis, IN                                   389,660           Bulk Warehouse                100%          September 30, 2000
Long Island, NY (d)                                 91,200              R&D Flex                    N/A          September 30, 2000
Long Island, NY (d) (e)                            134,991              R&D Flex                    N/A          November 1, 2000
New Orleans, LA                                     53,544          Light Industrial               100%          November 8, 2000
Chicago, IL                                         50,000         Regional Warehouse               65%          November 23, 2000
Philadelphia, PA                                    70,000         Regional Warehouse              100%          November 27, 2000
Minneapolis, MN                                    128,500           Bulk Warehouse                 87%          December 1, 2000
Minneapolis, MN (e)                                123,485           Manufacturing                 100%          December 17, 2000
Chicago, IL (f)                                    319,506           Bulk Warehouse                 N/A          December 29, 2000
Phoenix, AZ                                         58,285          Light Industrial                79%          December 29, 2000
Indianapolis, IN                                   100,000           Bulk Warehouse                 50%          December 29, 2000
Tampa, FL                                          100,000          Light Industrial                80%          December 29, 2000
Tampa, FL                                           72,000         Regional Warehouse               65%          December 29, 2000
Atlanta, GA                                        110,000           Bulk Warehouse                 55%          December 29, 2000
                                                 ---------
                                      Total      4,063,762
                                                 =========


         (a)  Properties were sold on September 26, 2000.

         (b)  Comprised of two properties.

         (c)  Property was sold on February 18, 2000.

         (d)  Property was sold on November 30, 2000.

         (e)  Redevelopment.

         (f)  Property was sold on December 29, 2000.

         At December 31, 2000, the Company had 21 projects under development, with an estimated completion GLA of approximately 4.0 million square feet and an estimated completion cost of approximately $177.7 million.

PROPERTY SALES

        During 2000, the Company sold 108 in-service industrial properties and one out of service property totaling approximately 9.6 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $433.7 million. The 108 in-service properties and one out of service property sold have the following characteristics:

                       NUMBER OF
METROPOLITAN AREA     PROPERTIES       GLA                    PROPERTY TYPE                    SALE DATE
-------------------   ----------    ---------    ------------------------------------------    ------------------
Nashville, TN(a)           1          392,128                   Bulk Warehouse                 January 4, 2000
Portland, OR               1           20,500                  Light Industrial                January 24, 2000
Cleveland, OH              1           32,000                  Light Industrial                January 27, 2000
Cleveland, OH              1           51,525                 Regional Warehouse               January 31, 2000
Rochester, NY              1          796,806                   Bulk Warehouse                 February 18, 2000
Des Moines, IA             1           54,000                  Light Industrial                February 23, 2000
Southern New Jersey        1           30,000                  Light Industrial                March 13, 2000
Long Island, NY            1           99,600                  Light Industrial                March 17, 2000
Chicago, IL                3           94,840             Light Industrial/R&D Flex            March 20, 2000
Atlanta, GA                2          408,819                   Bulk Warehouse                 April 19, 2000
Atlanta, GA                1           32,000                  Light Industrial                May 10, 2000
Philadelphia, PA           1           81,071                      R&D Flex                    June 6, 2000
Hartford, CT              11          619,191      Lt. Industrial/Bulk Whse/Manufacturing      June 8, 2000
Long Island, NY            1          325,000                   Bulk Warehouse                 June 21, 2000
Louisville, KY             1          532,400                   Bulk Warehouse                 June 26, 2000
Harrisburg, PA             1           38,668                  Light Industrial                June 27, 2000
St. Louis, MO              1           46,481                  Light Industrial                June 29, 2000
Detroit, MI                2           58,650                  Light Industrial                June 29, 2000
Detroit, MI                1           47,700                 Regional Warehouse               June 29, 2000
Detroit, MI                1           42,360                  Light Industrial                June 29, 2000
St. Louis, MO              1           60,708                  Light Industrial                June 30, 2000
Phoenix, AZ                4          437,376          R&D Flex/Bulk Whse/Regional Whse        August 4, 2000
Cincinnati, OH             5          111,375                  Light Industrial                August 10, 2000
Cleveland, OH              5          169,116                  Light Industrial                August 10, 2000
Long Island, NY            1           15,000                  Light Industrial                August 16, 2000
Columbus, OH               1           57,255                  Light Industrial                August 30, 2000
Denver, CO                 2          110,730                      R&D Flex                    September 26, 2000
Long Island, NY            1           25,401                  Light Industrial                October 10, 2000
Detroit, MI                1          180,986                   Bulk Warehouse                 October 20, 2000
Detroit, MI                1           12,612                  Light Industrial                October 23, 2000
Denver, CO                 5           97,861             Light Industrial/R&D Flex            October 30, 2000
Chicago, IL                1           84,956                  Light Industrial                November 20, 2000
St. Louis, MO              1           49,600                  Light Industrial                November 20, 2000
Phoenix, AZ                1           98,052                 Regional Warehouse               November 21, 2000
Long Island, NY           32        3,266,434    Lt. Ind/R&D Flex/Bulk Whse/Reg. Whse/Manuf    November 30, 2000
Grand Rapids, MI           1           66,505                  Light Industrial                December 1, 2000
Detroit, MI                1           12,612                  Light Industrial                December 6, 2000
Detroit, MI                1           12,200                  Light Industrial                December 13, 2000
Long Island, NY            1           58,850                 Regional Warehouse               December 19, 2000
Minneapolis, MN            1          124,800                   Bulk Warehouse                 December 20, 2000
Minneapolis, MN            2          194,040                   Manufacturing                  December 20, 2000
Northern New Jersey        1           20,440                  Light Industrial                December 24, 2000
Clarion, IA                1          126,900                   Bulk Warehouse                 December 28, 2000
Northern New Jersey        1           13,580                  Light Industrial                December 29, 2000
Green Bay, WI              1           25,254                  Light Industrial                December 29, 2000
Portland, OR               1           49,624                  Light Industrial                December 29, 2000
Chicago, IL                1          319,506                   Bulk Warehouse                 December 29, 2000
                      ----------    ---------
                          109       9,605,512
                      ==========    =========

(a) Property was out of service when sold.





PROPERTY ACQUISITIONS, DEVELOPMENTS AND SALES SUBSEQUENT TO YEAR END

         During the period January 1, 2001 through March 2, 2001, the Company acquired 21 industrial properties and several land parcels for a total estimated investment of approximately $71.4 million. The Company also sold two industrial properties and one land parcel for approximately $2.7 million of gross proceeds.

DETAIL PROPERTY LISTING

         The following table lists all of the Company's properties as of December 31, 2000, by geographic market area.

                                PROPERTY LISTING

                                                                       YEAR                             LAND               OCCUPANCY
                                        LOCATION            ENCUM-    BUILT -                           AREA                  AT
      BUILDING ADDRESS                 CITY/STATE           BRANCES  RENOVATED      BUILDING TYPE     (ACRES)     GLA      12/31/00
      ----------------                 ----------           -------  ---------      -------------     -------     ---      ---------
ATLANTA
4250 River Green Parkway            Duluth, GA                (b)       1988     R&D/Flex                2.14      28,942     100%
3400 Corporate Parkway              Duluth, GA                (b)       1987     Light Industrial        3.73      59,959      81%
3450 Corporate Parkway              Duluth, GA                (b)       1988     R&D/Flex                2.38      37,346      64%
3500 Corporate Parkway              Duluth, GA                (b)       1991     R&D/Flex                2.80      44,242     100%
3425 Corporate Parkway              Duluth, GA                (b)       1990     R&D/Flex                3.49      42,978     100%
1650 GA Highway 155                 McDonough, GA                       1991     Bulk Warehouse         12.80     228,400     100%
14101 Industrial Park Blvd          Covington, GA                       1984     Light Industrial        9.25      92,160     100%
801-804 Blacklawn Road              Conyers, GA                         1982     Bulk Warehouse          6.67     111,185     100%
1665 Dogwood Drive                  Conyers, GA                         1973     Manufacturing           9.46     198,000     100%
1715 Dogwood Drive                  Conyers, GA                         1973     Manufacturing           4.61     100,000     100%
11235 Harland Drive                 Covington, GA                       1988     Light Industrial        5.39      32,361     100%
700 Westlake Parkway                Atlanta, GA                         1990     Light Industrial        3.50      56,400      70%
800 Westlake Parkway                Atlanta, GA                         1991     Bulk Warehouse          7.40     132,400     100%
4050 Southmeadow Parkway            Atlanta, GA                         1991     Reg. Warehouse          6.60      87,328     100%
4051 Southmeadow Parkway            Atlanta, GA                         1989     Bulk Warehouse         11.20     171,671     100%
4071 Southmeadow Parkway            Atlanta, GA                         1991     Bulk Warehouse         17.80     209,918     100%
4081 Southmeadow Parkway            Atlanta, GA                         1989     Bulk Warehouse         12.83     254,172     100%
1875 Rockdale Industrial Blvd       Conyers, GA                         1966     Manufacturing           5.70     121,600     100%
3312 N. Berkeley Lake Road          Duluth, GA                          1969     Bulk Warehouse         52.11   1,040,296     100%
370 Great Southwest Pkway(l)        Atlanta, GA                         1986     Light Industrial        8.06     150,536      66%
955 Cobb Place                      Kennesaw, GA                        1991     Reg. Warehouse          8.73      97,518     100%
1640 Sands Place                    Marietta, GA                        1977     Light Industrial        1.97      35,425      57%
7000 Highland Parkway               Smyrna, GA                          1998     Bulk Warehouse         10.00     123,808     100%
2084 Lake Industrial Court          Conyers, GA                         1998     Bulk Warehouse         13.74     180,000     100%
2039 Monier Blvd                    Lithia Springs, GA                  1999     Bulk Warehouse         10.00     110,000      55%
1005 Sigman Road                    Conyers, GA                         1986     Bulk Warehouse          9.12     127,338     100%
2050 East Park Drive                Conyers, GA                         1998     Reg. Warehouse          5.46      90,289     100%
1003 Sigman Road                    Conyers, GA                         1996     Bulk Warehouse         11.30     123,457     100%
201 Greenwood                       McDonough, GA                       1999     Bulk Warehouse         39.00     800,000     100%
220 Greenwood                       McDonough, GA                       2000     Bulk Warehouse         26.69     504,000     100%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE            5,391,729      97%
                                                                                                               ----------   ------

BALTIMORE
3431 Benson                         Baltimore, MD                       1988     Light Industrial        3.48      60,227     100%
1801 Portal                         Baltimore, MD                       1987     Light Industrial        3.72      57,600     100%
1811 Portal                         Baltimore, MD                       1987     Light Industrial        3.32      60,000     100%
1831 Portal                         Baltimore, MD                       1990     Light Industrial        3.18      46,522     100%
1821 Portal                         Baltimore, MD                       1986     Light Industrial        4.63      86,234      92%
1820 Portal                         Baltimore, MD             (h)       1982     Bulk Warehouse          6.55     171,000     100%
6615 Tributary                      Baltimore, MD                       1987     Light Industrial        4.36      65,860      68%
7340 Executive                      Frederick, MD                       1988     R&D/Flex                9.38      78,418      94%
4845 Governers Way                  Frederick, MD                       1988     Light Industrial        5.47      83,064      98%
8900 Yellow Brick Road              Baltimore, MD                       1982     Light Industrial        5.80      60,000     100%
7476 New Ridge                      Hanover, MD                         1987     Light Industrial       18.00      71,866      93%
1328 Charwood Road                  Hanover, MD                         1986     Bulk Warehouse          9.00     150,500      83%
8779 Greenwood Place                Savage, MD                          1978     Bulk Warehouse          8.00     142,140     100%
1350 Blair Drive                    Odenton, MD                         1991     Light Industrial        2.86      29,317     100%
1360 Blair Drive                    Odenton, MD                         1991     Light Industrial        4.19      42,985      90%
1370 Blair Drive                    Odenton, MD                         1991     Light Industrial        5.15      52,910     100%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE            1,258,643      96%
                                                                                                               ----------   ------

BATON ROUGE
11200 Industriplex Blvd             Baton Rouge, LA                     1986     Light Industrial        3.00      42,355     100%
11441 Industriplex Blvd             Baton Rouge, LA                     1987     Light Industrial        2.40      35,596     100%
11301 Industriplex Blvd             Baton Rouge, LA                     1985     Light Industrial        2.50      38,396      80%
6565 Exchequer Drive                Baton Rouge, LA                     1986     Bulk Warehouse          5.30     108,800     100%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE              225,147      97%
                                                                                                               ----------   ------

CENTRAL PENNSYLVANIA
1214-B Freedom Road                 Cranberry, PA                       1982     Reg. Warehouse          5.99      32,779     100%
401 Russell Drive                   Middletown, PA                      1990     Reg. Warehouse          5.20      52,800       0%
2700 Commerce Drive                 Middletown, PA                      1990     Reg. Warehouse          3.60      32,000     100%
2701 Commerce Drive                 Middletown, PA                      1989     Light Industrial        6.40      48,000     100%
2780 Commerce Drive                 Middletown, PA                      1989     Light Industrial        2.00      21,600      29%
7125 Grayson Road                   Harrisburg, PA                      1991     Bulk Warehouse         17.17     300,000     100%
7253 Grayson Road                   Harrisburg, PA                      1990     Bulk Warehouse         12.42     198,386      96%
5020 Louise Drive                   Mechanicsburg, PA         (a)       1995     Light Industrial        5.06      49,350     100%
7195 Grayson Road                   Harrisburg, PA            (a)       1994     Bulk Warehouse          6.02     100,000     100%

                                                                       YEAR                             LAND               OCCUPANCY
                                        LOCATION            ENCUM-    BUILT -                           AREA                  AT
      BUILDING ADDRESS                 CITY/STATE           BRANCES  RENOVATED      BUILDING TYPE     (ACRES)     GLA      12/31/00
      ----------------                 ----------           -------  ---------      -------------     -------     ---      ---------
CENTRAL PENNSYLVANIA(CONT.)
400 First Street                    Middletown, PA                    1963/96    Bulk Warehouse         14.88     167,500     100%
401 First Street                    Middletown, PA                    1963/96    Bulk Warehouse         43.55     490,140     100%
500 Industrial Lane                 Middletown, PA                    1970/96    Bulk Warehouse         10.29     115,890     100%
600 Hunter Lane                     Middletown, PA                      1996     Bulk Warehouse         14.77     216,387     100%
300 Hunter Lane                     Middletown, PA                      1996     Bulk Warehouse         16.71     321,333     100%
Fruehauf Building #6                Middletown, PA                      1998     Bulk Warehouse          0.00     242,824     100%
3380 Susquehanna Trail North        York, PA                            1990     Bulk Warehouse         10.00     112,500     100%
495 East Locust Lane                York, PA                            1993     Bulk Warehouse         15.00     200,000     100%
350 Old Silver Spring Road          Mechanicsburg, PA                   1968     Light Industrial       20.00     264,120     100%
4500 Westport Drive                 Mechanicsburg, PA                   1996     Bulk Warehouse         11.20     178,600     100%
10 Weaver Road                      Denver, PA                          1974     Bulk Warehouse         85.00     623,832     100%
571 Independence Drive              Mechanicsburg, PA                   1999     Bulk Warehouse         17.60     378,000     100%
125 East Kensinger Drive            Cranberry Township, PA              2000     Reg. Warehouse         13.00      70,000     100%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE            4,216,041      98%
                                                                                                               ----------   ------

CHICAGO
720-730 Landwehr Road               Northbrook, IL            (b)       1978     Light Industrial        4.29      66,912     100%
3170-3190 MacArthur Boulevard       Northbrook, IL            (b)       1978     Light Industrial        2.14      41,423     100%
20W201 101st Street                 Lemont, IL                (b)       1988     Bulk Warehouse          8.72     160,200     100%
280-296 Palatine Road               Wheeling, IL              (b)       1978     Bulk Warehouse          4.67      90,833      87%
2300 Hammond Drive                  Schaumburg, IL                      1970     Light Industrial        4.13      77,000     100%
6500 North Lincoln Avenue           Lincolnwood, IL                   1965/88    Light Industrial        2.52      61,548     100%
3600 West Pratt Avenue              Lincolnwood, IL                   1953/88    Bulk Warehouse          6.35     204,679      87%
917 North Shore Drive               Lake Bluff, IL                      1974     Light Industrial        4.27      84,575     100%
6750 South Sayre Avenue             Bedford Park, IL                    1975     Light Industrial        2.51      63,383     100%
585 Slawin Court                    Mount Prospect, IL                  1992        R&D/Flex             3.71      38,150     100%
2300 Windsor Court                  Addison, IL                         1986     Bulk Warehouse          6.80     105,100     100%
3505 Thayer Court                   Aurora, IL                          1989     Light Industrial        4.60      64,220     100%
3600 Thayer Court                   Aurora, IL                          1989     Light Industrial        6.80      66,958     100%
736-776 Industrial Drive            Elmhurst, IL                        1975     Light Industrial        3.79      80,180     100%
480 East 14th St                    Chicago Heights, IL                 1958     Bulk Warehouse         11.66     284,135     100%
305-311 Era Drive                   Northbrook, IL                      1978     Light Industrial        1.82      27,549     100%
700-714 Landwehr Road               Northbrook, IL                      1978     Light Industrial        1.99      41,835     100%
4330 South Racine Avenue            Chicago, IL                         1978     Manufacturing           5.57     168,000     100%
13040 S. Crawford Avenue            Alsip, IL                           1976     Bulk Warehouse         15.12     400,076     100%
12241 Melrose Street                Franklin Park, IL                   1969     Light Industrial        2.47      77,301     100%
3150-3160 MacArthur Boulevard       Northbrook, IL            (a)       1978     Light Industrial        2.14      41,780     100%
365 North Avenue                    Carol Stream, IL          (a)       1969     Bulk Warehouse         28.65     225,000     100%
2942 MacArthur Boulevard            Northbrook, IL            (a)       1979     R&D/Flex                3.12      49,730     100%
305-307 East North Avenue           Carol Stream, IL          (a)       1999     Reg. Warehouse          0.00      50,000      65%
12301-12325 S. Laramie Avenue       Alsip, IL                           1975     Bulk Warehouse          8.83     204,586     100%
6300 Howard                         Niles, IL                         1956/64    Manufacturing          19.50     364,000     100%
301 Hintz                           Wheeling, IL                        1960     Manufacturing           2.51      43,636     100%
301 Alice                           Wheeling, IL                        1965     Light Industrial        2.88      65,450     100%
410 West 169th Street               South Holland, IL                   1974     Bulk Warehouse          6.40     151,436     100%
11939 South Central Avenue          Alsip, IL                           1972     Bulk Warehouse         12.60     320,171     100%
405 East Shawmut                    LaGrange, IL                        1965     Light Industrial        3.39      59,075     100%
1010-50 Sesame Street               Bensenville, IL           (e)       1976     Manufacturing           8.00     252,000     100%
5555 West 70th Place                Bedford Park, IL                    1973     Manufacturing           2.50      41,531     100%
3200-3250 South St. Louis(l)        Chicago, IL                         1968     Light Industrial        8.66      74,685     100%
3110-3130 South St. Louis           Chicago, IL                         1968     Light Industrial        4.00      23,254     100%
7301 South Hamlin                   Chicago, IL                       1975/86    Light Industrial        1.49      56,017      43%
7401 South Pulaski                  Chicago, IL                       1975/86    Bulk Warehouse          5.36     213,670      79%
3900 West 74th Street               Chicago, IL                       1975/86    Reg. Warehouse          2.13      66,000       0%
7501 South Pulaski                  Chicago, IL                       1975/86    Bulk Warehouse          3.88     159,728     100%
385 Fenton Lane                     West Chicago, IL                    1990     Bulk Warehouse          6.79     182,000     100%
335 Crossroad Parkway               Bolingbrook, IL                     1996     Bulk Warehouse         12.86     288,000     100%
10435 Seymour Avenue                Franklin Park, IL                   1967     Light Industrial        1.85      53,500      43%
905 Paramount                       Batavia, IL                         1977     Light Industrial        2.60      60,000     100%
1005 Paramount                      Batavia, IL                         1978     Light Industrial        2.50      64,574     100%
34-45 Lake Street                   Northlake, IL                       1978     Bulk Warehouse          5.71     124,804     100%
2120-24 Roberts                     Broadview, IL                       1960     Light Industrial        2.30      60,009      52%
4309 South Morgan Street            Chicago, IL                         1975     Manufacturing           6.91     200,000      49%
405-17 University Drive             Arlington Hgts, IL                  1977     Light Industrial        2.42      56,400     100%
3575 Stern Avenue                   St. Charles, IL                   1979/84    Reg. Warehouse          2.73      68,728     100%
3810 Stern Avenue                   St. Charles, IL                     1985     Reg. Warehouse          4.67     100,074     100%
3645 Swenson Avenue                 St. Charles, IL                     1981     Light Industrial        3.27      42,547      34%
315 Kirk Road                       St. Charles, IL                  1969/93/95  Bulk Warehouse         12.42     299,176     100%
550 Business Center Drive           Mount Prospect, IL                  1984     Light Industrial        2.26      34,596     100%
700 Business Center Drive           Mount Prospect, IL                  1980     Light Industrial        3.12      34,800     100%
555 Business Center Drive           Mount Prospect, IL                  1981     Light Industrial        2.96      31,175     100%
800 Business Center Drive           Mount Prospect, IL                1988/99    Light Industrial        5.40      81,610     100%

                                                                       YEAR                             LAND               OCCUPANCY
                                        LOCATION            ENCUM-    BUILT -                           AREA                  AT
      BUILDING ADDRESS                 CITY/STATE           BRANCES  RENOVATED      BUILDING TYPE     (ACRES)     GLA      12/31/00
      ----------------                 ----------           -------  ---------      -------------     -------     ---      ---------
CHICAGO, (CONT.)
580 Slawin Court                    Mount Prospect, IL                  1985     Light Industrial        2.08      30,225     100%
1150 Feehanville                    Mount Prospect, IL                  1983     Light Industrial        2.74      33,600     100%
851 Feehanville                     Mount Prospect, IL                  1983     Light Industrial        2.87      34,875     100%
1200 Business Center Drive          Mount Prospect, IL               1988/2000   Light Industrial        6.68     106,000      76%
1331 Business Center Drive          Mount Prospect, IL                  1985     Light Industrial        3.12      30,380     100%
1601 Feehanville Drive              Mount Prospect, IL               1986/2000   R&D/Flex                6.07      64,080      76%
3627 Stern Avenue                   St. Charles, IL                     1979     Light Industrial        1.84      30,000     100%
902 Feehanville Drive               Mount Prospect, IL                  1983     Light Industrial        3.61      49,853     100%
1661 Feehanville Drive              Mount Prospect, IL                  1986     R&D/Flex                6.89      85,955      99%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE            6,912,767      94%
                                                                                                               ----------   ------

CINCINNATI
9900-9970 Princeton                 Cincinnati, OH            (c)       1970     Bulk Warehouse         10.64     185,580      82%
2940 Highland Avenue                Cincinnati, OH            (c)     1969/74    Bulk Warehouse         17.08     502,000      95%
4700-4750 Creek Road                Blue Ash, OH              (c)       1960     Light Industrial       15.32     265,000      97%
12072 Best Place                    Springboro, OH                      1984     Bulk Warehouse          7.80     112,500     100%
901 Pleasant Valley Drive           Springboro, OH                      1984     Light Industrial        7.70      69,220     100%
4440 Mulhauser Road                 Cincinnati, OH                      1999     Bulk Warehouse         15.26     240,000     100%
4434 Mulhauser Road                 Cincinnati, OH                      1999     Bulk Warehouse         25.00     140,800      45%
9449 Glades Road                    Hamilton, OH                        1999     Bulk Warehouse          7.40     168,000     100%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE            1,683,100      92%
                                                                                                               ----------   ------

CLEVELAND
6675 Parkland Boulevard             Solon, OH                           1991     R&D/Flex               10.41     102,500     100%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE              102,500     100%
                                                                                                               ----------   ------

COLUMBUS
3800 Lockbourne Industrial Pky      Columbus, OH                        1986     Bulk Warehouse         22.12     404,734     100%
3880 Groveport Road                 Obetz, OH                           1986     Bulk Warehouse         43.41     705,600     100%
1819 North Walcutt Road             Columbus, OH                        1973     Bulk Warehouse         11.33     243,000      69%
4300 Cemetery Road                  Hilliard, OH                        1968     Manufacturing          62.71     255,470     100%
4115 Leap Road(l)                   Hilliard, OH                        1977     R&D/Flex               18.66     217,612     100%
3300 Lockbourne                     Columbus, OH                        1964     Bulk Warehouse         17.00     300,200     100%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE            2,126,616      96%
                                                                                                               ----------   ------

DALLAS/FORT WORTH
1275-1281 Roundtable Drive          Dallas, TX                          1966     Light Industrial        1.75      30,642     100%
2406-2416 Walnut Ridge              Dallas, TX                          1978     Light Industrial        1.76      44,000     100%
12750 Perimeter Drive               Dallas, TX                          1979     Bulk Warehouse          6.72     178,200     100%
1324-1343 Roundtable Drive          Dallas, TX                          1972     Light Industrial        2.09      47,000     100%
1405-1409 Avenue II East            Grand Prairie, TX                   1969     Light Industrial        1.79      36,000     100%
2651-2677 Manana                    Dallas, TX                          1966     Light Industrial        2.55      82,229     100%
2401-2419 Walnut Ridge              Dallas, TX                          1978     Light Industrial        1.20      30,000     100%
4248-4252 Simonton                  Farmers Ranch, TX                   1973     Bulk Warehouse          8.18     205,693     100%
900-906 Great Southwest Pkwy        Arlington, TX                       1972     Light Industrial        3.20      69,761     100%
2179 Shiloh Road                    Garland, TX                         1982     Reg. Warehouse          3.63      65,700     100%
2159 Shiloh Road                    Garland, TX                         1982     R&D/Flex                1.15      20,800     100%
2701 Shiloh Road                    Garland, TX                         1981     Bulk Warehouse          8.20     214,650     100%
12784 Perimeter Drive(m)            Dallas, TX                          1981     Light Industrial        4.57      95,671      83%
3000 West Commerce                  Dallas, TX                          1980     Manufacturing          11.23     128,478     100%
3030 Hansboro                       Dallas, TX                          1971     Bulk Warehouse          3.71     100,000     100%
5222 Cockrell Hill                  Dallas, TX                          1973     Manufacturing           4.79      96,506     100%
405-407 113th                       Arlington, TX                       1969     Light Industrial        2.75      60,000      50%
816 111th Street                    Arlington, TX                       1972     Light Industrial        2.89      65,000     100%
1017-25 Jacksboro Highway           Fort Worth, TX                      1970     Light Industrial        1.49      30.000     100%
7341 Dogwood Park                   Richland Hills, TX                  1973     Light Industrial        1.09      20,000     100%
7427 Dogwood Park                   Richland Hills, TX                  1973     Light Industrial        1.60      27,500     100%
7348-54 Tower Street                Richland Hills, TX                  1978     Light Industrial        1.09      20,063      50%
7370 Dogwood Park                   Richland Hills, TX                  1987     Light Industrial        1.18      18,500     100%
7339-41 Tower Street                Richland Hills, TX                  1980     Light Industrial        0.95      17,600     100%
7437-45 Tower Street                Richland Hills, TX                  1977     Light Industrial        1.16      20,000     100%
7331-59 Airport Freeway             Richland Hills, TX                  1987     R&D/Flex                2.63      37,800     100%
7338-60 Dogwood Park                Richland Hills, TX                  1978     R&D/Flex                1.51      26,275     100%
7450-70 Dogwood Park                Richland Hills, TX                  1985     Light Industrial        0.88      18,000     100%
7423-49 Airport Freeway             Richland Hills, TX                  1985     R&D/Flex                2.39      33,812      80%
7400 Whitehall Street               Richland Hills, TX                  1994     Light Industrial        1.07      22,867      95%
1602-1654 Terre Colony              Dallas, TX                          1981     Bulk Warehouse          5.72     130,949     100%
3330 Duncanville Road               Dallas, TX                          1987     Reg. Warehouse          2.20      50,560     100%
2001 110th Street                   Grand Prairie, TX                 1973/93    Reg. Warehouse          3.50      74,106     100%
6851-6909 Snowden Road              Fort Worth, TX                    1985/86    Bulk Warehouse         13.00     281,200     100%
2351-2355 Merritt Drive             Garland, TX                         1986     R&D/Flex                5.00      16,740     100%
10575 Vista Park                    Dallas, TX                          1988     Reg. Warehouse          2.10      37,252     100%
701-735 North Plano Road            Richardson, TX                    1972/94    Bulk Warehouse          5.78     100,065     100%
2259 Merritt Drive                  Garland, TX                         1986     R&D/Flex                1.90      16,740     100%

                                                                       YEAR                             LAND               OCCUPANCY
                                        LOCATION            ENCUM-    BUILT -                           AREA                  AT
      BUILDING ADDRESS                 CITY/STATE           BRANCES  RENOVATED      BUILDING TYPE     (ACRES)     GLA      12/31/00
      ----------------                 ----------           -------  ---------      -------------     -------     ---      ---------
DALLAS/FORT WORTH, (CONT.)
2260 Merritt Drive                  Garland, TX                       1986/99    Reg. Warehouse          3.70      62,847     100%
2220 Merritt Drive                  Garland, TX                      1986/2000   Reg. Warehouse          3.90      70,390     100%
2010 Merritt Drive                  Garland, TX                         1986     Reg. Warehouse          2.80      57,392     100%
2363 Merritt Drive                  Garland, TX                         1986     R&D/Flex                0.40      12,300     100%
2447 Merritt Drive                  Garland, TX                         1986     R&D/Flex                0.40      12,300     100%
2465-2475 Merritt Drive             Garland, TX                         1986     R&D/Flex                0.50      16,740     100%
2485-2505 Merritt Drive             Garland, TX                         1986     Bulk Warehouse          5.70     108,550     100%
17919 Waterview Parkway             Dallas, TX                          1987     Reg. Warehouse          4.88      70,936     100%
4201 Highway 75 North               Sherman, TX                         1986     Bulk Warehouse         25.00     100,578     100%
2425 East Pioneer Drive             Irving, TX                          1987     Reg. Warehouse          6.60      94,618     100%
1350 Avenue South                   Grand Prairie, TX                   1987     Bulk Warehouse          5.80     120,003     100%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE            3,297,013      99%
                                                                                                               ----------   ------

DAYTON
6094-6104 Executive Boulevard       Huber Heights, OH                   1975     Light Industrial        3.33      43,200      70%
6202-6220 Executive Boulevard       Huber Heights, OH                   1996     Light Industrial        3.79      64,000     100%
6268-6294 Executive Boulevard       Huber Heights, OH                   1989     Light Industrial        4.03      60,800     100%
5749-5753 Executive Boulevard       Huber Heights, OH                   1975     Light Industrial        1.15      12,000     100%
6230-6266 Executive Boulevard       Huber Heights, OH                   1979     Light Industrial        5.30      84,000     100%
2200-2224 Sandridge Road            Moraine, OH                         1983     Light Industrial        2.96      58,746     100%
8119-8137 Uehling Lane              Dayton, OH                          1978     R&D/Flex                1.15      20,000     100%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE              342,746      96%
                                                                                                               ----------   ------

DENVER
7100 North Broadway - Bldg. 1       Denver, CO                          1978     Light Industrial       16.80      32,269      89%
7100 North Broadway - Bldg. 2       Denver, CO                          1978     Light Industrial       16.90      32,500      96%
7100 North Broadway - Bldg. 3       Denver, CO                          1978     Light Industrial       11.60      22,259      97%
7100 North Broadway - Bldg. 5       Denver, CO                          1978     Light Industrial       15.00      28,789     100%
7100 North Broadway - Bldg. 6       Denver, CO                          1978     Light Industrial       22.50      38,255      84%
20100 East 32nd Avenue Parkway      Aurora, CO                          1997     R&D/Flex                4.10      51,300      96%
15700 - 15820 West 6th Avenue       Golden, CO                          1978     Light Industrial        1.92      52,767      96%
15850-15884 West 6th Avenue         Golden, CO                          1978     Light Industrial        1.92      31,856      88%
5454 Washington                     Denver, CO                          1985     Light Industrial        4.00      34,740     100%
525 East 70th Street                Denver, CO                          1980     Light Industrial        5.18      12,000     100%
565 East 70th Street                Denver, CO                          1980     Light Industrial        5.18      29,990     100%
605 East 70th Street                Denver, CO                          1980     Light Industrial        5.18      34,000     100%
625 East 70th Street                Denver, CO                          1980     Light Industrial        5.18      24,000     100%
665 East 70th Street                Denver, CO                          1980     Light Industrial        5.18      24,000     100%
700 West 48th Street                Denver, CO                          1984     Light Industrial        5.40      53,431     100%
702 West 48th Street                Denver, CO                          1984     Light Industrial        5.40      23,820      78%
800 East 73rd                       Denver, CO                          1984     R&D/Flex                4.50      49,360     100%
850 East 73rd                       Denver, CO                          1984     R&D/Flex                4.50      38,962      82%
6425 North Washington               Denver, CO                          1983     R&D/Flex                4.05      82,120      90%
3370 North Peoria Street            Aurora, CO                          1978     R&D/Flex                1.64      25,520      78%
3390 North Peoria Street            Aurora, CO                          1978     R&D/Flex                1.46      22,699     100%
3508-3538 North Peoria Street       Aurora, CO                          1978     R&D/Flex                2.61      40,653     100%
3568 North Peoria Street            Aurora, CO                          1978     R&D/Flex                2.24      34,937      91%
4785 Elati                          Denver, CO                          1972     Light Industrial        3.34      34,777      87%
4770 Fox Street                     Denver, CO                          1972     Light Industrial        3.38      26,565     100%
1550 West Evans                     Denver, CO                          1975     Light Industrial        3.92      78,788      96%
3751 - 71 Revere Street             Denver, CO                          1980     Reg. Warehouse          2.41      55,027     100%
3871 Revere Street                  Denver, CO                          1980     Reg. Warehouse          3.19      75,265     100%
5454 Havana Street                  Denver, CO                          1980     R&D/Flex                2.68      42,504     100%
5500 Havana Street                  Denver, CO                          1980     R&D/Flex                2.19      34,776     100%
4570 Ivy Street                     Denver, CO                          1985     Light Industrial        1.77      31,355      57%
5855 Stapleton Drive North          Denver, CO                          1985     Light Industrial        2.33      41,268     100%
5885 Stapleton Drive North          Denver, CO                          1985     Light Industrial        3.05      53,893     100%
5200-5280 North Broadway            Denver, CO                          1977     Light Industrial        1.54      31,780     100%
5977-5995 North Broadway            Denver, CO                          1978     Light Industrial        4.96      50,280     100%
2952-5978 North Broadway            Denver, CO                          1978     Light Industrial        7.91      88,977     100%
6400 North Broadway                 Denver, CO                          1982     Light Industrial        4.51      69,430     100%
875 Parfet Street                   Lakewood, CO                        1975     Light Industrial        3.06      49,216     100%
4721 Ironton Street                 Denver, CO                          1969     R&D/Flex                2.84      51,260     100%
833 Parfet Street                   Lakewood, CO                        1974     R&D/Flex                2.57      24,800      77%
11005 West 8th Avenue               Lakewood, CO                        1974     Light Industrial        2.57      25,672     100%
7100 North Broadway - 7             Denver, CO                          1985     R&D/Flex                2.30      24,822      89%
7100 North Broadway - 8             Denver, CO                          1985     R&D/Flex                2.30       9,107      77%
6804 East 48th Avenue               Denver, CO                          1973     R&D/Flex                2.23      46,464     100%
445 Bryant Street                   Denver, CO                          1960     Light Industrial        6.31     292,472      83%
East 47th Drive -A                  Denver, CO                          1997     R&D/Flex                3.00      51,200     100%
7025 South Revere Parkway           Denver, CO                          1997     R&D/Flex                3.20      59,270     100%
9500 W. 49th Street - A             Wheatridge, CO                      1997     Light Industrial        1.74      19,217     100%
9500 W. 49th Street - B             Wheatridge, CO                      1997     Light Industrial        1.74      16,441     100%

                                                                       YEAR                             LAND               OCCUPANCY
                                        LOCATION            ENCUM-    BUILT -                           AREA                  AT
      BUILDING ADDRESS                 CITY/STATE           BRANCES  RENOVATED      BUILDING TYPE     (ACRES)     GLA      12/31/00
      ----------------                 ----------           -------  ---------      -------------     -------     ---      ---------
DENVER (CONT.)
9500 W. 49th Street - C             Wheatridge, CO                      1997     R&D/Flex                1.74      29,174     100%
9500 W. 49th Street - D             Wheatridge, CO                      1997     Light Industrial        1.74      41,615      46%
8100 South Park Way - A             Littleton, CO                       1997     R&D/Flex                3.33      52,581     100%
8100 South Park Way - B             Littleton, CO                       1984     R&D/Flex                0.78      12,204     100%
8100 South Park Way - C             Littleton, CO                       1984     Light Industrial        4.28      67,520     100%
451-591 East 124th Avenue           Littleton, CO                       1979     Light Industrial        4.96      59,711     100%
14100 East Jewell                   Aurora, CO                          1980     R&D/Flex                3.67      58,553      95%
14190 East Jewell                   Aurora, CO                          1980     R&D/Flex                1.84      29,442     100%
608 Garrison Street                 Lakewood, CO                        1984     R&D/Flex                2.17      25,075      89%
610 Garrison Street                 Lakewood, CO                        1984     R&D/Flex                2.17      24,965      61%
1111 West Evans (A&C)               Denver, CO                          1986     Light Industrial        2.00      36,894     100%
1111 West Evans (B)                 Denver, CO                          1986     Light Industrial        0.50       4,725     100%
15000 West 6th Avenue               Golden, CO                          1985     R&D/Flex                5.25      69,279     100%
14998 West 6th Avenue Building E    Golden, CO                          1995     R&D/Flex                2.29      42,832     100%
14998 West 6th Avenue Building F    Englewood, CO                       1995     R&D/Flex                2.29      20,424     100%
12503 East Euclid Drive             Denver, CO                          1986     R&D/Flex               10.90      97,871      77%
6547 South Racine Circle            Englewood, CO                       1996     Light Industrial        3.92      59,918     100%
7800 East Iliff Avenue              Denver, CO                          1983     R&D/Flex                3.06      22,296     100%
2369 South Trenton Way              Denver, CO                          1983     R&D/Flex                4.80      33,108     100%
2370 South Trenton Way              Denver, CO                          1983     R&D/Flex                3.27      22,735     100%
2422 South Trenton Way              Denver, CO                          1983     R&D/Flex                3.94      27,413     100%
2452 South Trenton Way              Denver, CO                          1983     R&D/Flex                6.78      47,931     100%
651 Topeka Way                      Denver, CO                          1985     R&D/Flex                4.53      24,000     100%
680 Atchinson Way                   Denver, CO                          1985     R&D/Flex                4.53      24,000      83%
8122 South Park Lane - A            Littleton, CO                       1986     R&D/Flex                5.09      43,987      94%
8122 South Park Lane -  B           Littleton, CO                       1986     Light Industrial        2.28      20,389     100%
1600 South Abilene                  Aurora, CO                          1986     R&D/Flex                3.53      47,930     100%
1620 South Abilene                  Aurora, CO                          1986     Light Industrial        2.04      27,666     100%
1640 South Abilene                  Aurora, CO                          1986     Light Industrial        2.80      37,948     100%
13900 East Florida Avenue           Aurora, CO                          1986     R&D/Flex                1.44      19,493     100%
4301 South Federal Boulevard        Englewood, CO                       1997     Reg. Warehouse          2.80      35,381     100%
14401-14492 East 33rd Place         Aurora, CO                          1979     Bulk Warehouse          4.75     100,100     100%
11701 East 53rd Avenue              Denver, CO                          1985     Reg. Warehouse          4.19      81,981     100%
5401 Oswego Street                  Denver, CO                          1985     Reg. Warehouse          2.80      53,838     100%
3811 Joliet                         Denver, CO                          1977     R&D/Flex               14.24     124,290     100%
2630 West 2nd Avenue                Denver, CO                          1970     Light Industrial        0.50       8,260     100%
2650 West 2nd Avenue                Denver, CO                          1970     Light Industrial        2.80      36,081     100%
14818 West 6th Avenue Bldg. A       Golden, CO                          1985     R&D/Flex                2.54      39,776     100%
14828 West 6th Avenue Bldg. B       Golden, CO                          1985     R&D/Flex                2.54      41,805      91%
12055 E. 49th Ave/4955 Peoria       Denver, CO                          1984     R&D/Flex                3.09      49,575     100%
4940-4950 Paris                     Denver, CO                          1984     R&D/Flex                1.58      25,290     100%
4970 Paris                          Denver, CO                          1984     R&D/Flex                0.98      15,767     100%
5010 Paris                          Denver, CO                          1984     R&D/Flex                0.92      14,822     100%
7367 South Revere Parkway           Englewood, CO                       1997     Bulk Warehouse          8.50     102,839     100%
10311 W. Hampden Avenue             Lakewood, CO                        1999     Light Industrial        4.40      52,183      57%
9195 6th Avenue                     Lakewood, CO                        2000     Light Industrial        1.44      16,500     100%
8200 East Park Meadows Drive(l)     Lone Tree, CO                       1984     R&D Flex                6.60      90,219     100%
3250 Quentin(l)                     Aurora, CO                       1984/2000   Light Industrial        8.90     144,464     100%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE            4,369,703      95%
                                                                                                               ----------   ------

DES MOINES
1500 East Washington Avenue         Des Moines, IA                      1987     Bulk Warehouse         13.25     192,466     100%
1600 East Washington Avenue         Des Moines, IA                      1987     Bulk Warehouse          6.78      81,866     100%
4121 McDonald Avenue                Des Moines, IA                      1977     Bulk Warehouse         11.02     177,431     100%
4141 McDonald Avenue                Des Moines, IA                      1976     Bulk Warehouse         11.03     263,196      96%
4161 McDonald Avenue                Des Moines, IA                      1979     Bulk Warehouse         11.02     164,081     100%
3100 Justin                         Des Moines, IA                      1970     Light Industrial        2.16      30,000      70%
3101 104th St.                      Des Moines, IA                      1970     Light Industrial        2.16      30,072      73%
3051 104th St.                      Des Moines, IA                      1993     Light Industrial        1.08      15,000     100%
2250 Delaware Ave                   Des Moines, IA                      1975     Reg. Warehouse          4.20      88,000      78%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE            1,042,112      95%
                                                                                                               ----------   ------

DETROIT
2654 Elliott                        Troy, MI                  (b)       1986     R&D/Flex                0.75       9,700     100%
1731 Thorncroft                     Troy, MI                  (b)       1969     Light Industrial        2.26      38,000     100%
1653 E. Maple                       Troy, MI                  (b)       1990     R&D/Flex                1.38      23,392     100%
47461 Clipper                       Plymouth, MI              (b)       1992     Light Industrial        1.10      11,600     100%
47522 Galleon                       Plymouth, MI              (b)       1990     Light Industrial        0.90      13,507     100%
4150 Varsity Drive                  Ann Arbor, MI             (b)       1986     Light Industrial        4.32      26,400     100%
238 Executive Drive                 Troy, MI                            1973     Light Industrial        1.32      13,740     100%
256 Executive Drive                 Troy, MI                            1974     Light Industrial        1.12      11,273     100%
301 Executive Drive                 Troy, MI                            1974     Light Industrial        1.27      20,411     100%
449 Executive Drive                 Troy, MI                            1975     Reg. Warehouse          2.12      33,001     100%

                                                                       YEAR                             LAND               OCCUPANCY
                                        LOCATION            ENCUM-    BUILT -                           AREA                  AT
      BUILDING ADDRESS                 CITY/STATE           BRANCES  RENOVATED      BUILDING TYPE     (ACRES)     GLA      12/31/00
      ----------------                 ----------           -------  ---------      -------------     -------     ---      ---------
DETROIT (CONT.)
501 Executive Drive                 Troy, MI                            1984     Light Industrial        1.57      18,061     100%
451 Robbins Drive                   Troy, MI                            1975     Light Industrial        1.88      28,401     100%
700 Stephenson Highway              Troy, MI                            1978     R&D/Flex                3.13      29,344     100%
800 Stephenson Highway              Troy, MI                            1979     R&D/Flex                4.39      48,200     100%
1150 Stephenson Highway             Troy, MI                            1982     R&D/Flex                1.70      18,107     100%
1200 Stephenson Highway             Troy, MI                            1980     R&D/Flex                2.65      25,025     100%
1035 Crooks Road                    Troy, MI                            1980     Light Industrial        1.74      23,320     100%
1095 Crooks Road                    Troy, MI                            1986     R&D/Flex                2.83      35,042     100%
1416 Meijer Drive                   Troy, MI                            1980     Light Industrial        1.20      17,944     100%
1624 Meijer Drive                   Troy, MI                            1984     Light Industrial        3.42      44,040     100%
1972 Meijer Drive                   Troy, MI                            1985     Reg. Warehouse          2.36      37,075     100%
2112 Meijer Drive                   Troy, MI                            1980     Reg. Warehouse          4.12      34,558     100%
1621 Northwood Drive                Troy, MI                            1977     Bulk Warehouse          1.54      24,900     100%
1707 Northwood Drive                Troy, MI                            1983     Light Industrial        1.69      28,750     100%
1749 Northwood Drive                Troy, MI                            1977     Bulk Warehouse          1.69      26,125     100%
1788 Northwood Drive                Troy, MI                            1977     Light Industrial        1.55      12,480     100%
1821 Northwood Drive                Troy, MI                            1977     Reg. Warehouse          2.07      35,050     100%
1826 Northwood Drive                Troy, MI                            1977     Light Industrial        1.22      12,480     100%
1864 Northwood Drive                Troy, MI                            1977     Light Industrial        1.55      12,480     100%
1921 Northwood Drive                Troy, MI                            1977     Light Industrial        2.33      42,000     100%
2277 Elliott Avenue                 Troy, MI                            1975     Light Industrial        0.96      12,612     100%
2451 Elliott Avenue                 Troy, MI                            1974     Light Industrial        1.68      24,331     100%
2730 Research Drive                 Rochester Hills, MI                 1988     Reg. Warehouse          3.52      57,850     100%
2791 Research Drive                 Rochester Hills, MI                 1991     Reg. Warehouse          4.48      64,199     100%
2871 Research Drive                 Rochester Hills, MI                 1991     Reg. Warehouse          3.55      49,543     100%
2911 Research Drive                 Rochester Hills, MI                 1992     Reg. Warehouse          5.72      80,078     100%
3011 Research Drive                 Rochester Hills, MI                 1988     Reg. Warehouse          2.55      32,637     100%
2870 Technology Drive               Rochester Hills, MI                 1988     Light Industrial        2.41      24,445     100%
2890 Technology Drive               Rochester Hills, MI                 1991     Light Industrial        1.76      24,410     100%
2900 Technology Drive               Rochester Hills, MI                 1992     Reg. Warehouse          2.15      31,047     100%
2920 Technology Drive               Rochester Hills, MI                 1992     Light Industrial        1.48      19,011     100%
2930 Technology Drive               Rochester Hills, MI                 1991     Light Industrial        1.41      17,994     100%
2950 Technology Drive               Rochester Hills, MI                 1991     Light Industrial        1.48      19,996     100%
2960 Technology Drive               Rochester Hills, MI                 1992     Reg. Warehouse          3.83      41,565     100%
23014 Commerce Drive                Farmington Hills, MI                1983     R&D/Flex                0.65       7,200     100%
23028 Commerce Drive                Farmington Hills, MI                1983     Light Industrial        1.26      20,265     100%
23035 Commerce Drive                Farmington Hills, MI                1983     Light Industrial        1.23      15,200     100%
23042 Commerce Drive                Farmington Hills, MI                1983     R&D/Flex                0.75       8,790     100%
23065 Commerce Drive                Farmington Hills, MI                1983     Light Industrial        0.91      12,705     100%
23070 Commerce Drive                Farmington Hills, MI                1983     R&D/Flex                1.43      16,765     100%
23079 Commerce Drive                Farmington Hills, MI                1983     Light Industrial        0.85      10,830     100%
23093 Commerce Drive                Farmington Hills, MI                1983     Reg. Warehouse          3.87      49,040     100%
23135 Commerce Drive                Farmington Hills, MI                1986     Light Industrial        2.02      23,969     100%
23163 Commerce Drive                Farmington Hills, MI                1986     Light Industrial        1.51      19,020     100%
23177 Commerce Drive                Farmington Hills, MI                1986     Light Industrial        2.29      32,127     100%
23206 Commerce Drive                Farmington Hills, MI                1985     Light Industrial        1.30      19,822     100%
23290 Commerce Drive                Farmington Hills, MI                1980      Reg. Warehouse         2.56      42,930     100%
23370 Commerce Drive                Farmington Hills, MI                1980     Light Industrial        0.67       8,741     100%
21477 Bridge Street                 Southfield, MI                      1986     Light Industrial        3.10      41,500      80%
2965 Technology Drive               Rochester Hills, MI       (a)       1995     Reg. Warehouse          4.92      66,395     100%
1451 East Lincoln Avenue            Madison Heights, MI       (a)       1967     Light Industrial        3.92      75,000     100%
4400 Purks Drive                    Auburn Hills, MI          (a)       1987     Light Industrial       13.04     157,100     100%
4177A Varsity Drive                 Ann Arbor, MI             (a)       1993     Light Industrial        2.48      11,050      50%
6515 Cobb Drive                     Sterling Heights, MI      (a)       1984     Light Industrial        2.91      47,597     100%
32450 N. Avis Drive                 Madison Heights, MI                 1974     Light Industrial        3.23      55,820     100%
32200 N. Avis Drive                 Madison Heights, MI                 1973     Light Industrial        6.15      88,700     100%
11813 Hubbard                       Livonia, MI                         1979     Light Industrial        1.95      33,300     100%
11866 Hubbard                       Livonia, MI                         1979     Light Industrial        2.32      41,380     100%
12050-12300 Hubbard(l)              Livonia, MI                         1981     Light Industrial        6.10      85,086      88%
38200 Plymouth                      Livonia, MI                         1997     Bulk Warehouse         11.43     140,365     100%
38220 Plymouth                      Livonia, MI                         1988     Bulk Warehouse         13.14     145,232     100%
38300 Plymouth                      Livonia, MI                         1997     Bulk Warehouse          6.95     127,800     100%
12707 Eckles Road                   Plymouth, MI                        1990     Light Industrial        2.62      42,300     100%
9300-9328 Harrison Rd               Romulus, MI                         1978     Light Industrial        2.53      29,286     100%
9330-9358 Harrison Rd               Romulus, MI                         1978     Light Industrial        2.53      29,280     100%
28420-28448 Highland Rd             Romulus, MI                         1979     Light Industrial        2.53      29,280     100%
28450-28478 Highland Rd             Romulus, MI                         1979     Light Industrial        2.53      29,340      50%
28421-28449 Highland Rd             Romulus, MI                         1980     Light Industrial        2.53      29,285      75%
28451-28479 Highland Rd             Romulus, MI                         1980     Light Industrial        2.53      29,280      88%
28825-28909 Highland Rd             Romulus, MI                         1981     Light Industrial        2.53      29,284     100%
28933-29017 Highland Rd             Romulus, MI                         1982     Light Industrial        2.53      29,280     100%

                                                                       YEAR                             LAND               OCCUPANCY
                                        LOCATION            ENCUM-    BUILT -                           AREA                  AT
      BUILDING ADDRESS                 CITY/STATE           BRANCES  RENOVATED      BUILDING TYPE     (ACRES)     GLA      12/31/00
      ----------------                 ----------           -------  ---------      -------------     -------     ---      ---------
DETROIT (CONT.)
28824-28908 Highland Rd             Romulus, MI                         1982     Light Industrial        2.53      29,280     100%
28932-29016 Highland Rd             Romulus, MI                         1982     Light Industrial        2.53      29,280     100%
9710-9734 Harrison Road             Romulus, MI                         1987     Light Industrial        2.22      25,925     100%
9740-9772 Harrison Road             Romulus, MI                         1987     Light Industrial        2.53      29,548     100%
9840-9868 Harrison Road             Romulus, MI                         1987     Light Industrial        2.53      29,280      50%
9800-9824 Harrison Road             Romulus, MI                         1987     Light Industrial        2.22      25,620       0%
29265-29285 Airport Drive           Romulus, MI                         1983     Light Industrial        2.05      23,707     100%
29185-29225 Airport Drive           Romulus, MI                         1983     Light Industrial        3.17      36,658     100%
29149-29165 Airport Drive           Romulus, MI                         1984     Light Industrial        2.89      33,440     100%
29101-29115 Airport Drive           Romulus, MI                         1985     R&D/Flex                2.53      29,287      50%
29031-29045 Airport Drive           Romulus, MI                         1985     Light Industrial        2.53      29,280     100%
29050-29062 Airport Drive           Romulus, MI                         1986     Light Industrial        2.22      25,837     100%
29120-29134 Airport Drive           Romulus, MI                         1986     Light Industrial        2.53      29,282      75%
29200-29214 Airport Drive           Romulus, MI                         1985     Light Industrial        2.53      29,282     100%
9301-9339 Middlebelt Road           Romulus, MI                         1983     R&D/Flex                1.29      15,173     100%
26980 Trolley Industrial Drive      Taylor, MI                          1997     Bulk Warehouse          5.43     102,400     100%
28055 S. Wick Road                  Romulus, MI                         1989     Light Industrial        6.79      42,060     100%
12050-12200 Farmington Road         Livonia, MI                         1973     Light Industrial        1.34      25,470      57%
33200 Capitol Avenue                Livonia, MI                         1977     Light Industrial        2.16      40,000     100%
32975 Capitol Avenue                Livonia, MI                         1978     R&D/Flex                0.99      18,465     100%
2725 S. Industrial Highway          Ann Arbor, MI                       1997     Light Industrial        2.63      37,875     100%
32920 Capitol Avenue                Livonia, MI                         1973     Reg. Warehouse          0.47       8,000     100%
32940 Capitol Avenue                Livonia, MI                         1971     Light Industrial        0.45       8,480       0%
11862 Brookfield Avenue             Livonia, MI                         1972     Light Industrial        0.92      14,600       0%
11923 Brookfield Avenue             Livonia, MI                         1973     Light Industrial        0.76      14,600     100%
11965 Brookfield Avenue             Livonia, MI                         1973     Light Industrial        0.88      14,600     100%
34005 Schoolcraft Road              Livonia, MI                         1981     Light Industrial        1.70      26,100     100%
13405 Stark Road                    Livonia, MI                         1980     Light Industrial        0.65       9,750     100%
1170 Chicago Road                   Troy, MI                            1983     Light Industrial        1.73      21,500     100%
1200 Chicago Road                   Troy, MI                            1984     Light Industrial        1.73      26,210     100%
450 Robbins Drive                   Troy, MI                            1976     Light Industrial        1.38      19,050     100%
556 Robbins Drive                   Troy, MI                            1974     Light Industrial        0.63       8,760     100%
1230 Chicago Road                   Troy, MI                            1996     Reg. Warehouse          2.10      30,120     100%
12886 Westmore Avenue               Livonia, MI                         1981     Light Industrial        1.01      18,000       0%
12898 Westmore Avenue               Livonia, MI                         1981     Light Industrial        1.01      18,000     100%
33025 Industrial Road               Livonia, MI                         1980     Light Industrial        1.02       6,250     100%
2002 Stephenson Highway             Troy, MI                            1986     R&D/Flex                1.42      21,850     100%
47711 Clipper Street                Plymouth Twsp, MI                   1996     Reg. Warehouse          2.27      36,926     100%
32975 Industrial Road               Livonia, MI                         1984     Light Industrial        1.19      21,000     100%
32985 Industrial Road               Livonia, MI                         1985     Light Industrial        0.85      12,040     100%
32995 Industrial Road               Livonia, MI                         1983     Light Industrial        1.11      14,280     100%
12874 Westmore Avenue               Livonia, MI                         1984     Light Industrial        1.01      16,000     100%
33067 Industrial Road               Livonia, MI                         1984     Light Industrial        1.11      18,640     100%
1775 Bellingham                     Troy, MI                            1987     R&D/Flex                1.88      28,900     100%
1785 East Maple                     Troy, MI                            1985     Light Industrial        0.80      10,200     100%
1807 East Maple                     Troy, MI                            1984     R&D/Flex                2.15      28,100     100%
9800 Chicago Road                   Troy, MI                            1985     Light Industrial        1.09      14,280     100%
1840 Enterprise Drive               Rochester Hills, MI                 1990     R&D/Flex                2.42      33,240     100%
1885 Enterprise Drive               Rochester Hills, MI                 1990     Light Industrial        1.47      19,604     100%
1935-55 Enterprise Drive            Rochester Hills, MI                 1990     R&D/Flex                4.54      53,400     100%
5500 Enterprise Court               Warren, MI                          1989     R&D/Flex                3.93      53,900     100%
5800 Enterprise Court               Warren, MI                          1987     Manufacturing           1.48      17,240     100%
750 Chicago Road                    Troy, MI                            1986     Light Industrial        1.54      26,709     100%
800 Chicago Road                    Troy, MI                            1985     Light Industrial        1.48      24,340     100%
850 Chicago Road                    Troy, MI                            1984     Light Industrial        0.97      16,049     100%
2805 S. Industrial Highway          Ann Arbor, MI                       1990     R&D/Flex                1.70      24,458     100%
6833 Center Drive                   Sterling Heights, MI                1998     Reg. Warehouse          4.42      66,132     100%
22731 Newman Street                 Dearborn, MI                        1985     R&D/Flex                2.31      48,000     100%
32201 North Avis Drive              Madison Heights, MI                 1974     R&D/Flex                4.19      50,000     100%
1100 East Mandoline Road            Madison Heights, MI                 1967     Bulk Warehouse          8.19     117,903     100%
30081 Stephenson Highway            Madison Heights, MI                 1967     Light Industrial        2.50      50,750     100%
1120 John A. Papalas Drive(m)       Lincoln Park, MI                    1985     Light Industrial       10.30     120,410     100%
36555 Ecorse                        Romulus, MI                         1998     Bulk Warehouse         18.00     268,800     100%
6340 Middlebelt                     Romulus, MI                         1998     Light Industrial       11.03      77,508     100%
4872 S. Lapeer Road                 Lake Orion Twsp, MI                 1999     Bulk Warehouse          9.58     125,605     100%
775 James L. Hart Parkway           Ypsilanti, MI                       1999     Reg. Warehouse          7.65      55,535     100%
1400 Allen Drive                    Troy, MI                            1979     Reg. Warehouse          1.98      27,280     100%
1408 Allen Drive                    Troy, MI                            1979     Light Industrial        1.44      19,704     100%
1305 Stephenson Hwy                 Troy, MI                            1979     Reg. Warehouse          3.42      47,000     100%
32505 Industrial Drive              Madison Heights, MI                 1979     Light Industrial        3.07      47,013     100%
1799-1813 Northfield Drive(l)       Rochester Hills, MI                 1980     Light Industrial        4.22      67,360      80%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE            5,545,793      97%
                                                                                                               ----------   ------

                                                                       YEAR                             LAND               OCCUPANCY
                                        LOCATION            ENCUM-    BUILT -                           AREA                  AT
      BUILDING ADDRESS                 CITY/STATE           BRANCES  RENOVATED      BUILDING TYPE     (ACRES)     GLA      12/31/00
      ----------------                 ----------           -------  ---------      -------------     -------     ---      ---------
GRAND RAPIDS
3232 Kraft Avenue                   Grand Rapids, MI          (b)       1988     Bulk Warehouse         13.15     216,000     100%
8181 Logistics Drive                Grand Rapids, MI          (b)       1990     Bulk Warehouse         10.00     222,000     100%
5062 Kendrick Court                 Grand Rapids, MI          (b)       1987     Manufacturing           2.06      31,750     100%
2 84th Street SW                    Byron Center, MI                    1986     Light Industrial        3.01      30,000     100%
100 84th Street SW                  Byron Center, MI                    1979     Light Industrial        4.20      81,000     100%
511 76th Street SW                  Grand Rapids, MI                    1986     Bulk Warehouse         14.44     202,500      95%
553 76th Street SW                  Grand Rapids, MI                    1985     R&D/Flex                1.16      10,000     100%
555 76th Street SW                  Grand Rapids, MI                    1987     Bulk Warehouse         12.50     200,000     100%
2935 Walkent Court NW               Grand Rapids, MI                    1991     Light Industrial        6.13      64,961     100%
3300 Kraft Avenue SE                Grand Rapids, MI                    1987     Bulk Warehouse         11.57     200,000     100%
3366 Kraft Avenue SE                Grand Rapids, MI                    1987     Bulk Warehouse         12.35     200,000     100%
5001 Kendrick Court SE              Grand Rapids, MI                    1983     Light Industrial        4.00      61,500     100%
5050 Kendrick Court SE              Grand Rapids, MI                    1988     Manufacturing          26.94     413,500     100%
5015 52nd Street SE                 Grand Rapids, MI                    1987     Light Industrial        4.11      61,250     100%
5025 28th Street                    Grand Rapids, MI                    1967     Light Industrial        3.97      14,400     100%
5079 33rd Street SE                 Grand Rapids, MI                    1990     Bulk Warehouse          6.74     109,875     100%
5333 33rd Street SE                 Grand Rapids, MI                    1991     Bulk Warehouse          8.09     101,250     100%
5130 Patterson Ave                  Grand Rapids, MI                    1987     Light Industrial        6.57      30,000     100%
425 Gordon Industrial Court         Grand Rapids, MI          (a)       1990     Bulk Warehouse          8.77     173,875     100%
2851 Prairie Street                 Grandville, MI            (a)       1989     Bulk Warehouse          5.45     117,251     100%
2945 Walkent Court                  Grand Rapids, MI          (a)       1993     Bulk Warehouse          4.45      93,374     100%
537 76th Street                     Grand Rapids, MI          (a)       1987     Light Industrial        5.26      80,000     100%
3395 Kraft Avenue                   Grand Rapids, MI                    1985     Light Industrial        3.70      42,600     100%
3427 Kraft Avenue                   Grand Rapids, MI                    1985     Light Industrial        2.40      32,600     100%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE            2,789,686     100%
                                                                                                               ----------   ------

HOUSTON
2102-2314 Edwards Street            Houston, TX                         1961     Bulk Warehouse          5.02     115,248     100%
4545 Eastpark Drive                 Houston, TX                         1972     Reg. Warehouse          3.80      81,295       0%
3351 Rauch Street                   Houston, TX                         1970     Reg. Warehouse          4.04      82,500     100%
3851 Yale Street                    Houston, TX                         1971     Bulk Warehouse          5.77     132,554     100%
3337-3347 Rauch Street              Houston, TX                         1970     Reg. Warehouse          2.29      53,425     100%
8505 North Loop East                Houston, TX                         1981     Bulk Warehouse          4.99     107,769     100%
4749-4799 Eastpark Dr.              Houston, TX                         1979     Bulk Warehouse          7.75     182,563      93%
4851 Homestead Road                 Houston, TX                         1973     Bulk Warehouse          3.63     142,250     100%
3365-3385 Rauch Street              Houston, TX                         1970     Reg. Warehouse          3.31      82,140     100%
5050 Campbell Road                  Houston, TX                         1970     Bulk Warehouse          6.10     121,875      84%
4300 Pine Timbers                   Houston, TX                         1980     Bulk Warehouse          4.76     113,400     100%
10600 Hampstead                     Houston, TX                         1974     Light Industrial        1.26      19,063     100%
2300 Fairway Park Drive             Houston, TX                         1974     Light Industrial        1.25      19,008     100%
7901 Blankenship                    Houston, TX                         1972     Light Industrial        2.17      48,000     100%
2500-2530 Fairway Park              Houston, TX                         1974     Bulk Warehouse          8.72     213,638     100%
6550 Longpointe                     Houston, TX                         1980     Bulk Warehouse          4.13      97,700     100%
1815 Turning Basin Drive            Houston, TX                         1980     Bulk Warehouse          6.34     139,630     100%
1819 Turning Basin Drive            Houston, TX                         1980     Light Industrial        2.85      65,494     100%
4545 Mossford Drive                 Houston, TX                         1975     Reg. Warehouse          3.56      66,565     100%
1805 Turning Basin Drive            Houston, TX                         1980     Bulk Warehouse          7.60     155,250     100%
7000 Empire Drive                   Houston, TX               (g)       1980     R&D/Flex                6.25      95,073      96%
9777 West Gulfbank Drive            Houston, TX               (g)       1980     Light Industrial       15.45     252,242      82%
9835 A Genard Road                  Houston, TX                         1980     Bulk Warehouse         39.20     417,350     100%
9835 B Genard Road                  Houston, TX                         1980     Reg. Warehouse          6.40      66,600     100%
16134 West Hardy                    Houston, TX                         1984     Light Industrial        3.60      34,177      92%
16216 West Hardy                    Houston, TX                         1984     Light Industrial        3.12      29,631     100%
10161 Harwin Drive                  Houston, TX                      1979/1981   R & D/Flex              5.27      73,052     100%
10165 Harwin Drive                  Houston, TX                      1979/1981   R & D/Flex              2.31      31,987     100%
10175 Harwin Drive                  Houston, TX                      1797/1981   Light Industrial        2.85      39,475      64%
100 Donwick Drive                   The Woodlands, TX                   1982     Bulk Warehouse         15.85     251,850     100%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE            3,330,804      95%
                                                                                                               ----------   ------

INDIANAPOLIS
2900 North Shadeland                Indianapolis, IN          (c)    1957/1992   Bulk Warehouse         60.00     959,459      89%
2400 North Shadeland                Indianapolis, IN                    1970     Reg. Warehouse          2.45      40,000     100%
2402 North Shadeland                Indianapolis, IN                    1970     Bulk Warehouse          7.55     121,539      94%
7901 West 21st Street               Indianapolis, IN                    1985     Bulk Warehouse         12.00     353,000     100%
1445 Brookville Way                 Indianapolis, IN          (c)       1989     Bulk Warehouse          8.79     115,200     100%
1440 Brookville Way                 Indianapolis, IN          (c)       1990     Bulk Warehouse          9.64     166,400     100%
1240 Brookville Way                 Indianapolis, IN          (c)       1990     Light Industrial        3.50      63,000     100%
1220 Brookville Way                 Indianapolis, IN          (c)       1990     R&D/Flex                2.10      10,000     100%
1345 Brookville Way                 Indianapolis, IN          (d)       1992     Bulk Warehouse          5.50     132,000     100%
1350 Brookville Way                 Indianapolis, IN          (c)       1994     Reg. Warehouse          2.87      38,460     100%
1341 Sadlier Circle East Drive      Indianapolis, IN          (d)    1971/1992   Light Industrial        2.03      32,400     100%
1322-1438 Sadlier Circle East Dr    Indianapolis, IN          (d)    1971/1992   Light Industrial        3.79      36,000      87%
1327-1441 Sadlier Circle East Dr    Indianapolis, IN          (d)       1992     Light Industrial        5.50      54,000      80%

                                                                       YEAR                             LAND               OCCUPANCY
                                        LOCATION            ENCUM-    BUILT -                           AREA                  AT
      BUILDING ADDRESS                 CITY/STATE           BRANCES  RENOVATED      BUILDING TYPE     (ACRES)     GLA      12/31/00
      ----------------                 ----------           -------  ---------      -------------     -------     ---      ---------
INDIANAPOLIS (CONT.)
1304 Sadlier Circle East Drive      Indianapolis, IN          (d)    1971/1992   Reg. Warehouse          2.42      17,600     100%
1402 Sadlier Circle East Drive      Indianapolis, IN          (d)    1970/1992   Light Industrial        4.13      40,800      88%
1504 Sadlier Circle East Drive      Indianapolis, IN          (d)    1971/1992   Manufacturing           4.14      54,000     100%
1311 Sadlier Circle East Drive      Indianapolis, IN          (d)    1971/1992   R&D/Flex                1.78      13,200     100%
1365 Sadlier Circle East Drive      Indianapolis, IN          (d)    1971/1992   Light Industrial        2.16      30,000     100%
1352-1354 Sadlier Circle E. Drive   Indianapolis, IN          (d)    1970/1992   Light Industrial        3.50      44,000     100%
1335 Sadlier Circle East Drive      Indianapolis, IN          (d)    1971/1992   R&D/Flex                1.20      20,000     100%
1327 Sadlier Circle East Drive      Indianapolis, IN          (d)    1971/1992   Reg. Warehouse          1.20      12,800     100%
1425 Sadlier Circle East Drive      Indianapolis, IN          (d)    1971/1992   R&D/Flex                2.49       5,000     100%
1230 Brookville Way                 Indianapolis, IN          (c)       1995     Reg. Warehouse          1.96      15,000     100%
6951 East 30th Street               Indianapolis, IN                    1995     Light Industrial        3.81      44,000     100%
6701 East 30th Street               Indianapolis, IN                    1995     Light Industrial        3.00       7,820     100%
6737 East 30th Street               Indianapolis, IN                    1995     Reg. Warehouse         11.01      87,500     100%
1225 Brookville Way                 Indianapolis, IN                    1997     Light Industrial        1.00      10,000     100%
6555 East 30th Street               Indianapolis, IN                 1969/1981   Bulk Warehouse         37.00     331,826      45%
2432-2436 Shadeland                 Indianapolis, IN                    1968     Light Industrial        4.57      70,560      94%
8402-8440 East 33rd Street          Indianapolis, IN                    1977     Light Industrial        4.70      55,200      78%
8520-8630 East 33rd Street          Indianapolis, IN                    1976     Light Industrial        5.30      81,000      72%
8710-8768 East 33rd Street          Indianapolis, IN                    1979     Light Industrial        4.70      43,200      70%
3316-3346 North Pagosa Court        Indianapolis, IN                    1977     Light Industrial        5.10      81,000      72%
3331 Raton Court                    Indianapolis, IN                    1979     Light Industrial        2.80      35,000     100%
4430 Airport Expressway             Indianapolis, IN                    1970     Bulk Warehouse         32.00     486,394     100%
6751 East 30th Street               Indianapolis, IN                    1997     Bulk Warehouse          6.34     100,000     100%
9200 East 146th Street              Noblesville, IN                     1961     Bulk Warehouse         21.65     150,488     100%
9210 East 146th Street              Noblesville, IN                     1978     Reg. Warehouse         11.91      23,950       0%
6575 East 30th Street               Indianapolis, IN                    1998     Bulk Warehouse          4.00      60,000     100%
6585 East 30th Street               Indianapolis, IN                    1998     Bulk Warehouse          0.00     100,000     100%
6635 East 30th Street               Indianapolis, IN                    1998     Bulk Warehouse          6.00     100,000      50%
5902 Decatur Blvd                   Indianapolis, IN                    2000     Bulk Warehouse         26.50     389,660     100%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE            4,631,456      90%
                                                                                                               ----------   ------

LONG ISLAND
10 Edison Street                    Amityville, NY                      1971     Light Industrial        1.40      34,400     100%
100 Lauman Lane                     Hicksville, NY                      1968     Reg. Warehouse          1.90      36,880     100%
35 Bloomingdale Road                Hicksville, NY                      1962     Light Industrial        1.40      31,950      89%
15-39 Tec Street                    Hicksville, NY                      1965     Light Industrial        1.10      17,350     100%
100 Tec Street                      Hicksville, NY                      1965     Light Industrial        1.20      25,000      48%
51-89 Tec Street                    Hicksville, NY                      1965     Light Industrial        1.20      21,741     100%
502 Old Country Road                Hicksville, NY                      1965     Light Industrial        0.50      10,000     100%
80-98 Tec Street                    Hicksville, NY                      1965     Light Industrial        0.75      13,025     100%
201-233 Park Avenue                 Hicksville, NY                      1962     Light Industrial        1.70      36,787     100%
160 Engineers Drive                 Hicksville, NY                      1966     Light Industrial        1.90      29,500     100%
260 Engineers Drive                 Hicksville, NY                      1966     Light Industrial        2.80      52,380     100%
87-119 Engineers Drive(l)           Hicksville, NY                      1966     Light Industrial        1.70      36,400     100%
950-970 South Broadway              Hicksville, NY                      1966     Light Industrial        2.65      55,889      93%
62 Alpha Plaza                      Hicksville, NY                      1968     Light Industrial        2.64      34,600     100%
90 Alpha Plaza                      Hicksville, NY                      1969     Light Industrial        1.36      34,962     100%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE              470,864      96%
                                                                                                               ----------   ------

LOS ANGELES
5220 Fourth Street                  Irwindale, CA                       2000     Light Industrial        1.28      28,800      89%
15705 Arrow Highway                 Irwindale, CA                       1987     Light Industrial        0.75      16,792      87%
15709 Arrow Highway                 Irwindale, CA                       1987     Light Industrial        1.10      24,000     100%
6407-6419 Alondra Blvd              Paramount, CA                       1985     Light Industrial        0.90      16,392     100%
6423-6431 Alondra Blvd              Paramount., CA                      1985     Light Industrial        0.76      13,765      68%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE               99,749      90%
                                                                                                               ----------   ------

LOUISVILLE
9001 Cane Run Road                  Louisville, KY                      1998     Bulk Warehouse         39.60     212,500     100%
9101 Cane Road                      Louisville, KY                      2000     Bulk Warehouse         14.00     231,000     100%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE              443,500     100%
                                                                                                               ----------   ------

MILWAUKEE
N25 W23050 Paul Road                Pewaukee, WI              (a)       1989     R&D/Flex                4.50      37,765     100%
N25 W23255 Paul Road                Pewaukee, WI              (a)       1987     R&D/Flex                4.80      55,940     100%
N27 W23293 Roundy Drive             Pewaukee, WI              (a)       1989     Reg. Warehouse          3.64      39,468     100%
6523 N. Sydney Place                Glendale, WI                        1978     Light Industrial        4.00      43,440     100%
8800 W. Bradley                     Milwaukee, WI                       1982     Light Industrial        8.00      77,621     100%
1435 North 113th Street             Wauwatosa, WI                       1993     Light Industrial        4.69      51,950     100%
11217-43 W. Becher Street           West Allis, WI                      1979     Light Industrial        1.74      29,099     100%
2152 S. 114th Street                West Allis, WI                      1980     Light Industrial        3.30      63,716     100%
4560 North 124th Street             Wauwatosa, WI                       1976     Light Industrial        1.31      25,000     100%

                                                                       YEAR                             LAND               OCCUPANCY
                                        LOCATION            ENCUM-    BUILT -                           AREA                  AT
      BUILDING ADDRESS                 CITY/STATE           BRANCES  RENOVATED      BUILDING TYPE     (ACRES)     GLA      12/31/00
      ----------------                 ----------           -------  ---------      -------------     -------     ---      ---------
MILWAUKEE (CONT.)
Science Drive                       Sturtevant, WI                      1997     Manufacturing          35.00     468,000     100%
12221 West Feerick                  Wauwatosa, WI                       1971     Reg. Warehouse          1.90      39,800     100%
4410-80 North 132nd Street          Butler, WI                          1999     Bulk Warehouse          4.90     100,000      80%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE            1,031,799      98%
                                                                                                               ----------   ------

MINNEAPOLIS/ST. PAUL
2700 Freeway Boulevard              Brooklyn Center, MN       (b)       1981     Light Industrial        7.76      78,741     100%
6507-6545 Cecilia Circle            Bloomington, MN                     1980     Manufacturing           9.65      74,118     100%
1275 Corporate Center Drive         Eagan, MN                           1990     Light Industrial        1.50      19,675     100%
1279 Corporate Center Drive         Eagan, MN                           1990     Light Industrial        1.50      19,792     100%
2815 Eagandale Boulevard            Eagan, MN                           1990     Light Industrial        2.20      29,106     100%
6201 West 111th Street              Bloomington, MN                     1987     Bulk Warehouse         37.00     424,866     100%
6403-6545 Cecilia Drive             Bloomington, MN                     1980     Light Industrial        9.65      87,198     100%
6925-6943 Washington Avenue         Edina, MN                           1972     Manufacturing           2.75      37,625     100%
6955-6973 Washington Avenue         Edina, MN                           1972     Manufacturing           2.25      31,189     100%
7251-7267 Washington Avenue         Edina, MN                           1972     Light Industrial        1.82      26,250     100%
7301-7325 Washington Avenue         Edina, MN                           1972     Light Industrial        1.92      27,297     100%
7101 Winnetka Avenue North          Brooklyn Park, MN                   1990     Bulk Warehouse         14.18     252,978     100%
7600 Golden Triangle Drive          Eden Prairie, MN                    1989     R&D/Flex                6.79      74,148     100%
9901 West 74th Street               Eden Prairie, MN                  1983/88    Reg. Warehouse          8.86     150,000      42%
11201 Hampshire Avenue South        Bloomington, MN                     1986     Manufacturing           5.90      60,480     100%
12220-12222 Nicollet Avenue         Burnsville, MN                    1989/90    Light Industrial        1.80      17,116      67%
12250-12268 Nicollet Avenue         Burnsville, MN                    1989/90    Light Industrial        4.30      42,465      91%
12224-12226 Nicollet Avenue         Burnsville, MN                    1989/90    R&D/Flex                2.40      23,607      78%
305 2nd Street Northwest            New Brighton, MN                    1991     Light Industrial        5.43      62,293     100%
980 Lone Oak Road                   Eagan, MN                           1992     Reg. Warehouse         11.40     154,950      74%
990 Lone Oak Road                   Eagan, MN                           1989     Reg. Warehouse         11.41     153,608     100%
1030 Lone Oak Road                  Eagan, MN                           1988     Light Industrial        6.30      83,076      90%
1060 Lone Oak Road                  Eagan, MN                           1988     Light Industrial        6.50      82,728      73%
5400 Nathan Lane                    Plymouth, MN                        1990     Light Industrial        5.70      72,089     100%
6464 Sycamore Court                 Maple Grove, MN                     1990     Manufacturing           6.40      79,702     100%
10120 W. 76th Street                Eden Prairie, MN                    1987     Light Industrial        4.52      57,798     100%
7615 Golden Triangle                Eden Prairie, MN                    1987     Light Industrial        4.61      52,816      99%
7625 Golden Triangle Drive          Eden Prairie, MN                    1987     Light Industrial        4.61      73,125      81%
2605 Fernbrook Lane North           Plymouth, MN                        1987     R&D/Flex                6.37      80,766     100%
12155 Nicollet Avenue               Burnsville, MN                      1995     Reg. Warehouse          5.80      48,000     100%
6655 Wedgewood Road                 Maple Grove, MN           (a)       1989     Manufacturing          17.88     123,485     100%
900 Apollo Road                     Egan, MN                  (a)       1970     Manufacturing          39.00     312,265     100%
7316 Aspen Lane North               Brooklyn Park, MN         (a)       1978     Manufacturing           6.63      97,640     100%
953 Westgate Drive                  Brooklyn Center, MN       (a)       1991     Light Industrial        3.17      51,906     100%
73rd Avenue North                   Brooklyn Park, MN                   1995     R&D/Flex                4.46      59,782     100%
1905 W. Country Road C              Roseville, MN                       1993     R&D/Flex                4.60      47,735     100%
2720 Arthur Street                  Roseville, MN                       1995     R&D/Flex                6.06      74,337     100%
10205 51st Avenue North             Plymouth, MN                        1990     Reg. Warehouse          2.00      30,476     100%
4100 Peavey Road                    Chaska, MN                          1988     Manufacturing           8.27      78,029      71%
11300 Hampshire Ave. South          Bloomington, MN                     1983     Bulk Warehouse          9.94     145,210     100%
375 Rivertown Drive                 Woodbury, MN                        1996     Bulk Warehouse         11.33     251,968     100%
5205 Highway 169                    Plymouth, MN                        1960     Light Industrial        7.92      98,844      85%
6451-6595 Citywest Parkway          Eden Prairie, MN                    1984     R&D/Flex                6.98      82,769     100%
7100-7190 Shady Oak Road (m)        Eden Prairie, MN                    1982     Light Industrial       14.44     187,777     100%
7500-7546 Washington Square         Eden Prairie, MN                    1975     Light Industrial        5.40      46,200      95%
7550-7558 Washington Square         Eden Prairie, MN                    1975     Light Industrial        2.70      29,739     100%
5240-5300 Valley Industrial Blvd S  Shakopee, MN                        1973     Light Industrial        9.06      80,001      64%
1565 First Avenue NW                New Brighton, MN                    1978     Manufacturing           8.87     112,083     100%
7125 Northland Terrace              Brooklyn Park, MN                   1996     R&D/Flex                5.89      79,958     100%
6900 Shady Oak Road                 Eden Prairie, MN                    1980     R&D/Flex                4.60      49,190     100%
6477-6525 City West Parkway         Eden Prairie, MN                    1984     R&D/Flex                7.00      89,456     100%
1157 Valley Park Drive              Shakopee, MN                        1997     Bulk Warehouse          9.97     126,014     100%
500-530 Kasota Avenue SE            Minneapolis, MN                     1976     Manufacturing           4.47      85,442      80%
770-786 Kasota Avenue SE            Minneapolis, MN                     1976     Manufacturing           3.16      56,388     100%
800 Kasota Avenue SE                Minneapolis, MN                     1976     Manufacturing           4.10     100,250     100%
2530-2570 Kasota Avenue             St. Paul, MN                        1976     Manufacturing           4.56      75,426     100%
504 Malcolm Ave. SE                 Minneapolis, MN                     1999     Bulk Warehouse          7.50     143,066     100%
1150 Gateway Drive                  Shakopee, MN                        1999     Bulk Warehouse          9.75     153,454     100%
5555 12th Ave. East                 Shakopee, MN                        2000     Bulk Warehouse          7.81     128,593      87%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE            5,475,085      95%
                                                                                                               ----------   ------

NASHVILLE
1621 Heil Quaker Boulevard          Nashville, TN             (b)       1975     Bulk Warehouse         11.29     160,661     100%
417 Harding Industrial Drive        Nashville, TN                       1972     Bulk Warehouse         13.70     207,440     100%

                                                                       YEAR                             LAND               OCCUPANCY
                                        LOCATION            ENCUM-    BUILT -                           AREA                  AT
      BUILDING ADDRESS                 CITY/STATE           BRANCES  RENOVATED      BUILDING TYPE     (ACRES)     GLA      12/31/00
      ----------------                 ----------           -------  ---------      -------------     -------     ---      ---------
NASHVILLE (CONT.)
3099 Barry Drive                    Portland, TN                        1995     Manufacturing           6.20     109,058      57%
3150 Barry Drive                    Portland, TN                        1993     Bulk Warehouse         26.32     268,253     100%
5599 Highway 31 West                Portland, TN                        1995     Bulk Warehouse         20.00     161,500     100%
1650 Elm Hill Pike                  Nashville, TN                       1984     Light Industrial        3.46      41,228      83%
1821 Air Lane Drive                 Nashville, TN                       1984     Light Industrial        2.54      25,300     100%
1102 Appleton Drive                 Nashville, TN                       1984     Light Industrial        1.73      28,022     100%
1920 Air Lane Drive                 Nashville, TN                       1985     Light Industrial        3.19      49,922     100%
1931 Air Lane Drive                 Nashville, TN                       1984     Light Industrial       10.11      87,549      92%
470 Metroplex Drive(l)              Nashville, TN                       1986     Light Industrial        8.11     102,040      84%
1150 Antiock Pike                   Nashville, TN                       1987     Bulk Warehouse          9.83     146,055     100%
1630 Corporate Place                La Vergne, TN                       1973     Bulk Warehouse          7.60     122,000     100%
4640 Cummings Park                  Nashville, TN                       1986     Bulk Warehouse         14.69     100,000     100%
211 Nesbit North                    Nashville, TN                       1983     Bulk Warehouse          6.12     135,625     100%
211 Nesbit South                    Nashville, TN                       1983     Bulk Warehouse          6.10     135,925     100%
211 Nesbit West                     Nashville, TN                       1985     Bulk Warehouse          3.05      67,500     100%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE            1,948,078      96%
                                                                                                               ----------   ------

NORTHERN NEW JERSEY
60 Ethel Road West                  Piscataway, NJ                      1982     Light Industrial        3.93      42,802      63%
70 Ethel Road West                  Piscataway, NJ                      1979     Light Industrial        3.78      62,000      81%
140 Hanover Avenue                  Hanover, NJ                      1964/1988   R&D/Flex                2.95      24,905     100%
601-629 Montrose Avenue             South Plainfield, NJ                1974     Light Industrial        5.83      75,000     100%
3 Marlen                            Hamilton, NJ                        1981     Light Industrial        1.11      13,174     100%
5 Marlen                            Hamilton, NJ                        1981     Light Industrial        1.56      21,000     100%
7 Marlen                            Hamilton, NJ                        1982     Light Industrial        2.05      28,400     100%
8 Marlen                            Hamilton, NJ                        1982      Reg. Warehouse         4.36      60,001     100%
15 Marlen                           Hamilton, NJ                        1982     Light Industrial        1.19      13,562     100%
17 Marlen                           Hamilton, NJ                        1981     Light Industrial        1.32      20,065     100%
1 South Gold Drive                  Hamilton, NJ                        1973     Light Industrial        1.50      20,009      95%
5 South Gold Drive                  Hamilton, NJ                        1974     Light Industrial        1.97      24,000     100%
7 South Gold Drive                  Hamilton, NJ                        1976     Light Industrial        1.00      10,220     100%
8 South Gold Drive                  Hamilton, NJ                        1977     Light Industrial        1.14      16,907     100%
9 South Gold Drive                  Hamilton, NJ                        1980     Light Industrial        1.00      13,583     100%
11 South Gold Drive                 Hamilton, NJ                        1979     Light Industrial        1.97      33,114     100%
12 South Gold Drive                 Hamilton, NJ                        1980     Light Industrial        1.29      20,240       0%
9 Princess Road                     Lawrenceville, NJ                   1985     R&D/Flex                2.36      24,375     100%
11 Princess Road                    Lawrenceville, NJ                   1985     R&D/Flex                5.33      55,000     100%
15 Princess Road                    Lawrenceville, NJ                   1986     R&D/Flex                2.00      20,625     100%
17 Princess Road                    Lawrenceville, NJ                   1986     R&D/Flex                1.82      18,750     100%
220 Hanover Avenue                  Hanover, NJ                         1987     Bulk Warehouse         29.27     158,242     100%
244 Shefield Street                 Mountainside, NJ                 1965/1986   Light Industrial        2.20      23,430     100%
30 Troy Road                        Hanover, NJ                         1972     Light Industrial        1.31      17,500     100%
15 Leslie Court                     Hanover, NJ                         1971     Light Industrial        3.08      18,000     100%
20 Leslie Court                     Hanover, NJ                         1974     Light Industrial        1.38      17,997     100%
25 Leslie Court                     Hanover, NJ                         1975     Light Industrial        1.30      70,800     100%
130 Algonquin Parkway               Hanover, NJ                         1973     Light Industrial        5.50      29,008     100%
150 Algonquin Parkway               Hanover, NJ                         1973     Light Industrial        2.47      17,531     100%
55 Locust Avenue                    Roseland, NJ                        1980     Reg. Warehouse         13.63      79,750     100%
31 West Forest Street(l)            Englewood, NJ                       1978     Light Industrial        6.00     110,000     100%
25 World's Fair Drive               Franklin, NJ                        1986     R&D/Flex                1.81      20,000       0%
14 World's Fair Drive               Franklin, NJ                        1980     R&D/Flex                4.53      60,000      92%
16 World's Fair Drive               Franklin, NJ                        1981     Light Industrial        3.62      43,400     100%
18 World's Fair Drive               Franklin, NJ                        1982     R&D/Flex                1.06      12,809     100%
23 World's Fair Drive               Franklin, NJ                        1982     Light Industrial        1.20      16,000     100%
12 World's Fair Drive               Franklin, NJ                        1981     Light Industrial        3.85      65,000      96%
49 Napoleon Court                   Franklin, NJ                        1982     Light Industrial        2.06      32,500     100%
50 Napoleon Court                   Franklin, NJ                        1982     Light Industrial        1.52      20,158     100%
22 World's Fair Drive               Franklin, NJ                        1983     Light Industrial        3.52      50,000     100%
26 World's Fair Drive               Franklin, NJ                        1984     Light Industrial        3.41      47,000     100%
24 World's Fair Drive               Franklin, NJ                        1984     Light Industrial        3.45      47,000     100%
12 Wright Way                       Oakland, NJ                         1981     Reg. Warehouse          6.52      52,402     100%
155 Pierce Street                   Sumerset, NJ                        1999     R&D Flex                4.84      46,000      78%
20 Worlds Fair Drive Lot 13         Sumerset, NJ                        1999     R&D Flex                4.25      30,000      67%
10 New Maple Road                   Pine Brook, NJ                   1973/1999   Bulk Warehouse         18.13     265,376     100%
60 Chapin Road                      Pine Brook, NJ                   1977/2000   Bulk Warehouse         13.61     258,240     100%
45 Route 46                         Pine Brook, NJ                   1974/1987   Light Industrial        6.54      83,830      81%
43 Route 46                         Pine Brook, NJ                   1974/1987   Light Industrial        2.48      35,629      87%
39 Route 46                         Pine Brook, NJ                      1970     R&D Flex                1.64      22,014      80%
26 Chapin Road                      Pine Brook, NJ                      1983     Light Industrial        5.15      75,623      83%
30 Chapin Road                      Pine Brook, NJ                      1983     Light Industrial        5.15      75,633      89%

                                                                       YEAR                             LAND               OCCUPANCY
                                        LOCATION            ENCUM-    BUILT -                           AREA                  AT
      BUILDING ADDRESS                 CITY/STATE           BRANCES  RENOVATED      BUILDING TYPE     (ACRES)     GLA      12/31/00
      ----------------                 ----------           -------  ---------      -------------     -------     ---      ---------
NORTHERN NEW JERSEY (CONT.)
20 Mountain Hook Road               Pine Brook, NJ                   1972/1984   Bulk Warehouse         14.02     213,940      98%
30 Mountain Hook Road               Pine Brook, NJ                   1972/1987   Light Industrial        3.36      51,264      73%
55 Route 46                         Pine Brook, NJ                   1978/1994   R&D Flex                2.13      24,051     100%
16 Chapin Road                      Pine Brook, NJ                      1987     R&D Flex                4.61      67,795      92%
20 Chapin Road                      Pine Brook, NJ                      1987     R&D Flex                5.69      83,748     100%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE            2,959,402      94%
                                                                                                               ----------   ------

NEW ORLEANS
520-524 Elmwood Park Blvd.(l)       Jefferson, LA                       1986     Light Industrial        5.32     102,209      92%
125 Mallard St                      St. Rose, LA              (f)       1984     R&D/Flex                1.38      23,436     100%
107 Mallard                         St. Rose, LA              (f)       1985     Light Industrial        1.48      23,436     100%
125 James Drive West                St. Rose, LA              (f)       1990     Light Industrial        3.30      38,692     100%
161 James Drive West                St. Rose, LA                        1986     Light Industrial        2.80      47,474     100%
150 James Drive East                St. Rose, LA                        1986     Light Industrial        3.60      49,275      85%
115 James Drive West                St. Rose, LA              (f)       1986     Light Industrial        2.07      21,408     100%
100 James Drive                     St. Rose, LA              (f)       1980     R&D/Flex                6.66      43,055     100%
143 Mallard St                      St. Rose, LA              (f)       1982     Light Industrial        1.48      23,436     100%
160 James Drive East                St. Rose, LA              (f)       1981     R&D/Flex                3.66      25,772     100%
190 James Drive East                St. Rose, LA              (f)       1987     Light Industrial        4.47      36,357      79%
120 Mallard St                      St. Rose, LA              (f)       1981     R&D/Flex                3.41      53,520      94%
110 James Drive West                St. Rose, LA              (f)       1983     R&D/Flex                1.57      24,018     100%
150 Canvasback Drive                St. Rose, LA                        1986     Reg. Warehouse          2.80      40,500     100%
150 Teal Street                     St. Rose, LA                        1999     Light Industrial        3.33      53,544     100%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE              606,132      96%
                                                                                                               ----------   ------

PHILADELPHIA
212 Welsh Pool Road                 Exton, PA                           1975     Light Industrial        6.56      25,361      92%
230-240 Welsh Pool Road             Exton, PA                           1975     Manufacturing           6.56      30,000      67%
264 Welsh Pool Road                 Exton, PA                           1975     R&D/Flex                2.84      11,256     100%
254 Welsh Pool Road                 Exton, PA                           1975     Light Industrial        2.84      28,180     100%
256 Welsh Pool Road                 Exton, PA                           1975     Light Industrial        2.84      12,038      18%
213 Welsh Pool Road                 Exton, PA                           1975     Light Industrial        3.01      22,095     100%
251 Welsh Pool Road                 Exton, PA                           1975     R&D/Flex                4.10      25,546     100%
253-255 Welsh Pool Road             Exton, PA                           1975     Light Industrial        4.10      20,800     100%
151-161 Philips Road                Exton, PA                           1975     Light Industrial        3.82      30,065     100%
210 Philips Road                    Exton, PA                           1975     Manufacturing           6.56      26,827     100%
215 Welsh Pool Road                 Exton, PA                           1975     Light Industrial        2.12      14,041     100%
217 Welsh Pool Road                 Exton, PA                           1975     Light Industrial        2.12      11,293     100%
216 Philips Road                    Exton, PA                           1985     Light Industrial        2.99      39,037     100%
202 Philips Road                    Exton, PA                           1972     Reg. Warehouse          2.94      46,750     100%
110 Thousand Oaks Blvd              Morgantown, PA                      1987     Bulk Warehouse          7.89     110,000     100%
20 McDonald Blvd                    Aston, PA                           1988     Light Industrial        2.22      28,900     100%
30 McDonald Blvd                    Aston, PA                           1988     Light Industrial        1.68      22,000     100%
219 Welsh Pool Road                 Exton, PA                           1980     Light Industrial        3.00      19,965       0%
2994-96 Samuel Drive                Bensalem, PA                        1974     Bulk Warehouse         10.06     214,320     100%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE              738,474      94%
                                                                                                               ----------   ------

PHOENIX
4655 McDowell                       Phoenix, AZ                         2000     Light Industrial        3.97      58,285      79%
1045 South Edward Drive             Tempe, AZ                           1976     Light Industrial        2.12      38,560     100%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE               96,845      87%
                                                                                                               ----------   ------

PORTLAND
5687 International Way(n)           Milwaukee, OR             (k)       1974     Light Industrial        3.71      52,080      80%
5795 SW Jean Road(m)                Lake Oswego, OR                     1985     Light Industrial        3.02      37,352     100%
12130 NE Ainsworth Circle(l)        Portland, OR                        1986     R&D/Flex                4.39      53,021      77%
5509 NW 122nd Ave(l)                Milwaukee, OR             (j)       1995     Light Industrial        2.51      26,850     100%
6105-6113 NE 92nd Avenue(n)         Portland, OR                        1978     Light Industrial        7.42     145,250     100%
8727 NE Marx Drive(m)               Portland, OR                        1987     Light Industrial        6.59     111,000      59%
3388 SE 20th Street                 Portland, OR                        1981     Light Industrial        0.25      11,810     100%
5962-5964 NE 87th Avenue            Portland, OR                        1979     Light Industrial        1.28      14,000     100%
116 SE Yamhill                      Portland, OR                        1974     Light Industrial        0.28       7,500     100%
9106 NE Marx Drive                  Portland, OR                        1969     Light Industrial        0.53       7,500       0%
11620 NE Ainsworth Circle           Portland, OR                        1992     Light Industrial        1.55      10,000     100%
11824 NE Ainsworth Circle           Portland, OR                        1992     Light Industrial        2.13      20,812      27%
12124 NE Ainsworth Circle           Portland, OR                        1984     Light Industrial        2.52      29,040     100%
2715 SE Raymond                     Portland, OR                        1971     Light Industrial        1.28      35,000     100%
1645 NE 72nd Avenue                 Portland, OR                        1972     Light Industrial        0.73      21,600     100%
1630 SE 8th Avenue                  Portland, OR                        1968     Light Industrial        0.92       5,000     100%
9044 NE Marx Drive                  Portland, OR                        1986     Light Industrial        0.35      19,500     100%
2443 SE 4th Avenue                  Portland, OR                        1964     Light Industrial        0.76      27,128     100%

                                                                       YEAR                             LAND               OCCUPANCY
                                        LOCATION            ENCUM-    BUILT -                           AREA                  AT
      BUILDING ADDRESS                 CITY/STATE           BRANCES  RENOVATED      BUILDING TYPE     (ACRES)     GLA      12/31/00
      ----------------                 ----------           -------  ---------      -------------     -------     ---      ---------
PORTLAND (CONT.)
711 SE Stark Street                 Portland, OR                        1972     Light Industrial        0.23       8,000     100%
11632 NE Ainsworth Circle           Portland, OR                        1990     Light Industrial        9.63     124,610      98%
14699 NE Airport Way                Portland, OR                        1998     Light Industrial        4.75      20,000     100%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE              787,053      88%
                                                                                                               ----------   ------

SALT LAKE CITY
2255 South 300 West(q)              Salt Lake City, UT                  1980     Light Industrial        4.56     103,018     100%
512 Lawndale Drive(r)               Salt Lake City, UT                  1981     Light Industrial       35.00     395,638      79%
1270 West 2320 South                West Valley, UT                     1986     R&D/Flex                1.49      13,025      58%
1275 West 2240 South                West Valley, UT                     1986     R&D/Flex                2.06      38,227     100%
1288 West 2240 South                West Valley, UT                     1986     R&D/Flex                0.97      13,300      60%
2235 South 1300 West                West Valley, UT                     1986     Light Industrial        1.22      19,000      54%
1293 West 2200 South                West Valley, UT                     1986     R&D/Flex                0.86      13,300      45%
1279 West 2200 South                West Valley, UT                     1986     R&D/Flex                0.91      13,300     100%
1272 West 2240 South                West Valley, UT                     1986     Light Industrial        3.07      34,870      36%
1149 West 2240 South                West Valley, UT                     1986     Light Industrial        1.71      21,250     100%
1142 West 2320 South                West Valley, UT                     1987     Light Industrial        1.52      17,500      83%
1152 West 2240 South                West Valley, UT                     1999     R&D Flex               13.56      55,785     100%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE              738,213      82%
                                                                                                               ----------   ------

SOUTHERN NEW JERSEY
2-5 North Olnev Ave                 Cherry Hill, NJ                     1963     Light Industrial        2.10      58,139     100%
2 Springdale Road                   Cherry Hill, NJ                     1968     Light Industrial        1.44      21,008      92%
4 Springdale Road(l)                Cherry Hill, NJ                     1963     Light Industrial        3.02      58,189     100%
6 Springdale Road                   Cherry Hill, NJ                     1964     Light Industrial        1.44      23,037     100%
8 Springdale Road                   Cherry Hill, NJ                     1966     Light Industrial        3.02      45,054      59%
12 Springdale Road                  Cherry Hill, NJ                     1965     Light Industrial        3.40      49,259      75%
1 Esterbrook Lane                   Cherry Hill, NJ                     1965     Light Industrial        1.71       8,610     100%
16 Springdale Road                  Cherry Hill, NJ                     1967     Light Industrial        5.30      48,922     100%
5 Esterbrook Lane                   Cherry Hill, NJ                     1966     Reg. Warehouse          5.45      39,167     100%
2 Pin Oak Lane                      Cherry Hill, NJ                     1968     Light Industrial        4.45      51,230     100%
6 Esterbrook Lane                   Cherry Hill, NJ                     1966     Light Industrial        3.96      32,914     100%
3 Computer Drive                    Cherry Hill, NJ                     1966     Bulk Warehouse         11.40     181,000      67%
28 Springdale Road                  Cherry Hill, NJ                     1967     Light Industrial        2.93      38,949     100%
3 Esterbrook Lane                   Cherry Hill, NJ                     1968     Light Industrial        2.15      32,844     100%
4 Esterbrook Lane                   Cherry Hill, NJ                     1969     Light Industrial        3.42      39,266     100%
26 Springdale Road                  Cherry Hill, NJ                     1968     Light Industrial        3.25      31,652      93%
1 Keystone Ave                      Cherry Hill, NJ                     1969     Light Industrial        4.15      60,983      90%
1919 Springdale Road                Cherry Hill, NJ                     1970     Light Industrial        5.13      49,300     100%
21 Olnev Ave                        Cherry Hill, NJ                     1969     Manufacturing           1.75      22,738     100%
19 Olnev Ave                        Cherry Hill, NJ                     1971     Light Industrial        4.36      53,962      73%
2 Keystone Ave                      Cherry Hill, NJ                     1970     Light Industrial        3.47      50,922      91%
18 Olnev Ave                        Cherry Hill, NJ                     1974     Light Industrial        8.85      62,542     100%
22 Springdale Road                  Cherry Hill, NJ                     1977     Light Industrial        6.24      88,872      75%
1998 Springdale Road                Cherry Hill, NJ                     1971     Light Industrial        0.95      14,000     100%
55 Carnegie Drive                   Cherry Hill, NJ                     1988     Reg. Warehouse         15.20      90,804     100%
57 Carnegie Drive                   Cherry Hill, NJ                     1987     Bulk Warehouse         13.70     142,750     100%
111 Whitendale Drive                Morristown, NJ                    1991/96    Reg. Warehouse          5.00      79,329     100%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE            1,475,442      90%
                                                                                                               ----------   ------

ST. LOUIS
8921-8971 Frost Avenue              Hazelwood, MO             (b)       1971     Bulk Warehouse          2.00     100,000     100%
9043-9083 Frost Avenue              Hazelwood, MO             (b)       1970     Bulk Warehouse          2.69     145,000     100%
2121 Chapin Industrial Drive        Vinita Park, MO                   1969/87    Bulk Warehouse         23.40     281,105     100%
1200 Andes Boulevard                Olivette, MO                        1967     Light Industrial        2.77      66,600     100%
2462-2470 Schuetz Road              St. Louis, MO                       1965     Light Industrial        2.28      43,868     100%
10431-10449 Midwest Industrial      Olivette, MO                        1967     Light Industrial        2.40      55,125     100%
10751 Midwest Industrial Blvd       Olivette, MO                        1965     Light Industrial        1.70      44,100     100%
11652-11666 Fairgrove Industrial    St. Louis, MO                       1966     Light Industrial        1.92      31,500     100%
11674-11688 Fairgrove Industrial    St. Louis, MO                       1967     Light Industrial        1.53      31,500     100%
2337 Centerline Drive               Maryland Heights, MO                1967     Light Industrial        3.46      75,600     100%
6951 N. Hanley(l)                   Hazelwood, MO                       1965     Bulk Warehouse          9.50     129,614     100%
4560 Anglum Road                    Hazelwood, MO                       1970     Light Industrial        2.60      35,114     100%
2760 South 1st Street               St. Louis, MO                       1997     Bulk Warehouse         11.00     178,800     100%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE            1,217,926     100%
                                                                                                               ----------   ------

TAMPA
6614 Adamo Drive                    Tampa, FL                           1967     Reg. Warehouse          2.78      41,377     100%
202 Kelsey                          Tampa, FL                           1989     Bulk Warehouse          6.30     112,000     100%
6202 Benjamin Road                  Tampa, FL                           1981     R&D/Flex                2.04      29,845     100%
6204 Benjamin Road                  Tampa, FL                           1982     Light Industrial        4.16      60,975     100%
6206 Benjamin Road                  Tampa, FL                           1983     Light Industrial        3.94      57,708     100%
6302 Benjamin Road                  Tampa, FL                           1983     R&D/Flex                2.03      29,747      91%

                                                                       YEAR                             LAND               OCCUPANCY
                                        LOCATION            ENCUM-    BUILT -                           AREA                  AT
      BUILDING ADDRESS                 CITY/STATE           BRANCES  RENOVATED      BUILDING TYPE     (ACRES)     GLA      12/31/00
      ----------------                 ----------           -------  ---------      -------------     -------     ---      ---------
TAMPA (CONT.)
6304 Benjamin Road                  Tampa, FL                           1984     R&D/Flex                2.04      29,845     100%
6306 Benjamin Road                  Tampa, FL                           1984     Light Industrial        2.58      37,861     100%
6308 Benjamin Road                  Tampa, FL                           1984     Light Industrial        3.22      47,256      80%
5313 Johns Road                     Tampa, FL                           1991     R&D/Flex                1.36      25,690     100%
5602 Thompson Center Court          Tampa, FL                           1972     R&D/Flex                1.39      14,914     100%
5411 Johns Road                     Tampa, FL                           1997     Light Industrial        1.98      30,204     100%
5525 Johns Road                     Tampa, FL                           1993     R&D/Flex                1.46      24,139     100%
5607 Johns Road                     Tampa, FL                           1991     R&D/Flex                1.34      13,500     100%
5709 Johns Road                     Tampa, FL                           1990     Light Industrial        1.80      25,480      44%
5711 Johns Road                     Tampa, FL                           1990     Light Industrial        1.80      25,455     100%
4410 East Adamo Drive               Tampa, FL                           1990     Bulk Warehouse          5.60     101,744     100%
4420 East Adamo Drive               Tampa, FL                           1990     Reg. Warehouse          1.40      26,650     100%
4430 East Adamo Drive               Tampa, FL                           1987     Reg. Warehouse          3.75      64,551     100%
4440 East Adamo Drive               Tampa, FL                           1988     Reg. Warehouse          3.75      64,800     100%
4450 East Adamo Drive               Tampa, FL                           1969     Reg. Warehouse          4.00      46,462      48%
5453 West Waters Avenue             Tampa, FL                           1987     R&D/Flex                0.66       7,200     100%
5455 West Waters Avenue             Tampa, FL                           1987     R&D/Flex                2.97      32,424     100%
5553 West Waters Avenue             Tampa, FL                           1987     Light Industrial        2.97      32,424     100%
5501 West Waters Avenue             Tampa, FL                           1990     R&D/Flex                1.53      15,870     100%
5503 West Waters Avenue             Tampa, FL                           1990     R&D/Flex                0.68       7,060      16%
5555 West Waters Avenue             Tampa, FL                           1990     R&D/Flex                2.31      23,947     100%
5557 West Waters Avenue             Tampa, FL                           1990     R&D/Flex                0.57       5,860     100%
5463 W. Waters Avenue               Tampa, FL                 (i)       1996     R&D/Flex                3.50      44,427     100%
5903 Johns Road                     Tampa, FL                           1987     Light Industrial        1.20      11,600     100%
4107 North Himes Avenue             Tampa, FL                           1990     R&D/Flex                1.86      25,522     100%
5461 W. Waters Avenue               Tampa, FL                           1998     Light Industrial        1.84      21,778     100%
10040 18th Street North             Tampa, FL                           1998     Reg. Warehouse          5.15      82,469      76%
5471 W. Waters Avenue               Tampa, FL                           1999     R&D/Flex                2.00      23,778     100%
5505 Johns Road #7                  Tampa, FL                           1999     Light Industrial        2.12      30,019     100%
5481 W. Waters Avenue               Tampa, FL                           1999     R&D/Flex                3.60      41,861     100%
8110 Anderson Road                  Tampa, FL                           1999     Light Industrial        7.40     100,000      80%
8130 Anderson Road                  Tampa, FL                           1999     Reg. Warehouse          5.30      72,000      65%
5483 W. Waters Avenue               Tampa, FL                           1999     R&D/Flex                2.92      33,861     100%
6702-6712 Benjamin Road (p)         Tampa, FL                        1982/1984   Light Industrial        9.20     107,540      93%
5905 Breckenridge Parkway           Tampa, FL                           1982     R&D/Flex                1.67      18,720     100%
5907 Breckenridge Parkway           Tampa, FL                           1982     R&D/Flex                0.53       5,980     100%
5909 Breckenridge Parkway           Tampa, FL                           1982     R&D/Flex                1.60      18,000     100%
5911 Breckenridge Parkway           Tampa, FL                           1982     R&D/Flex                2.70      30,397     100%
5910 Breckenridge Parkway           Tampa, FL                           1982     R&D/Flex                4.77      53,591      95%
5912 Breckenridge Parkway           Tampa, FL                           1982     R&D/Flex                4.70      52,806      98%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE            1,809,337      93%
                                                                                                               ----------   ------

OTHER
2800 Airport Road(o)                Denton, TX                          1968     Manufacturing          29.91     222,403     100%
3501 Maple Street                   Abilene, TX                         1980     Manufacturing          34.42     123,700     100%
4200 West Harry Street(m)           Wichita, KS                         1972     Bulk Warehouse         21.45     177,655     100%
Industrial Park No. 2               West Lebanon, NH                    1968     Bulk Warehouse         10.27     156,200     100%
2675 Valley View Drive              Shreveport, LA                      1997     Bulk Warehouse         12.00     250,000     100%
6601 S. 33rd Street                 McAllen, TX                         1975     Reg. Warehouse          3.31      50,000     100%
9601 A Dessau Road                  Austin, TX                          1999     Light Industrial        3.28      33,000     100%
9601 B Dessau Road                  Austin, TX                          1999     Light Industrial        3.28      33,000     100%
9601 C Dessau Road                  Austin, TX                          1999     Light Industrial        3.28      33,000     100%
                                                                                                               ----------   ------
                                                                                 SUBTOTAL OR AVERAGE            1,078,958     100%
                                                                                                               ----------   ------

                                                                                              TOTAL            68,242,713      95%
                                                                                                               ==========   ======

(a) These properties are owned by the Securities Partnership. The Securities Partnership guarantees the payment of dividends and amounts upon redemption, liquidation, dissolution or winding-up of the Series A Preferred Stock.

(b) These properties collateralize a $38.6 million mortgage loan which matures on January 11, 2026.

(c) These properties collateralize a $34.0 million mortgage loan which matures on April 1, 2003.

(d) These properties collateralize a $8.0 million mortgage loan which matures on January 1, 2013.

(e) This property collateralizes a $3.3 million mortgage loan which matures on August 1, 2008.

(f) These properties collateralize a $7.4 million mortgage loan which matures on April 1, 2006.

(g) These properties collateralize a $3.2 million mortgage loan which matures on June 1, 2003.

(h) This property collateralizes a $2.4 million mortgage loan which matures on October 1, 2006.

(i) This property collateralizes a $2.5 million mortgage loan which matures on September 1, 2006.

(j) These properties collateralize a $.9 million mortgage loan which matures on November 1, 2006.

(k) These properties collateralize a $1.3 million mortgage loan which matures on March 15, 2002.

(l) Comprised of two properties.

(m) Comprised of three properties.

(n) Comprised of four properties.

(o) Comprised of five properties.

(p) Comprised of six properties.

(q) Comprised of seven properties.

(r) Comprised of 29 properties.

     TENANT AND LEASE INFORMATION

         The Company has a diverse base of more than 2,800 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and five years and provide for periodic rental increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2000, approximately 95% of the GLA of the properties was leased, and no single tenant or group of related tenants accounted for more than .9% of the Company's rent revenues, nor did any single tenant or group of related tenants occupy more than 1.3% of the Company's total GLA as of December 31, 2000.

         The following table shows scheduled lease expirations for all leases for the Company's properties as of December 31, 2000.

                                                                     ANNUAL BASE RENT
                    NUMBER OF                      PERCENTAGE OF      UNDER EXPIRING      PERCENTAGE OF TOTAL
   YEAR OF           LEASES           GLA               GLA               LEASES            ANNUAL BASE RENT
EXPIRATION (1)      EXPIRING      EXPIRING (2)       EXPIRING         (IN THOUSANDS)          EXPIRING (2)
--------------      --------      ------------       --------         --------------          ------------
   2001                823         14,270,926          21.9%              60,215                 20.4%
   2002                635         10,787,000          16.6%              51,328                 17.4%
   2003                613         11,304,749          17.4%              54,547                 18.4%
   2004                336          8,549,321          13.1%              38,375                 13.0%
   2005                318          7,803,840          12.0%              38,229                 12.9%
   2006                 72          2,515,529           3.9%              11,095                  3.8%
   2007                 52          3,766,765           5.8%              14,616                  4.9%
   2008                 23          1,418,631           2.2%               6,547                  2.2%
   2009                 31          2,027,839           3.1%               8,384                  2.8%
   2010                 23          1,188,391           1.8%               5,347                  1.8%
   Thereafter           21          1,385,062           2.2%               7,076                  2.4%
                ----------         ----------         -----           ----------                -----
   Total             2,947         65,018,053         100.0%             295,759                100.0%
                ==========         ==========         =====           ==========                =====

----------
(1) Lease expirations as of December 31, 2000 assume tenants do not exercise existing renewal, termination, or purchase options.

(2)  Does not include existing vacancies of 3,224,660 aggregate square feet.



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      MARKET INFORMATION

         The following table sets forth for the periods indicated the high and low closing prices per share and distributions declared per share for the Company's common stock, which trades on the New York Stock Exchange under the trading symbol "FR".

                                                          DISTRIBUTION
QUARTER ENDED               HIGH               LOW          DECLARED
-------------               ----               ---          --------
December 31, 2000         $34 15/16          $30 1/8       $   .6575
September 30, 2000         32                 28 7/8           .6200
June 30, 2000              31 1/8             26 15/16         .6200
March 31, 2000             28 1/4             25 13/16         .6200
December 31, 1999          28 5/16            23 9/16          .6200
September 30, 1999         27 11/16           24 1/8           .6000
June 30, 1999              28 3/16            22 11/16         .6000
March 31, 1999             27 1/8             23 3/8           .6000

         The Company had 538 common stockholders of record registered with its transfer agent as of March 2, 2001.

         The Company has determined that, for federal income tax purposes, approximately 91.1% of the total $97.5 million in distributions per share paid with respect to 2000 represents ordinary dividend income to its stockholders and the remaining 8.9% represents a return of capital. In order to maintain its status as a REIT, the Company is required to meet certain tests, including distributing at least 95% of its REIT taxable income, or approximately $1.89 per share for 2000. The Company's dividend policy is to meet the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code.

ITEM 6.  SELECTED FINANCIAL DATA

         The following sets forth selected financial and operating data for the Company on a historical consolidated basis. The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The historical statements of operations for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 include the results of operations of the Company as derived from the Company's audited financial statements. The historical balance sheet data and other data as of December 31, 2000, 1999, 1998, 1997 and 1996 include the balances of the Company as derived from the Company's audited financial statements. In the opinion of management, the selected financial data includes all adjustments necessary to present fairly the information set forth therein.

                                                          Year            Year            Year            Year            Year
                                                         Ended           Ended           Ended           Ended           Ended
                                                        12/31/00        12/31/99        12/31/98        12/31/97        12/31/96
                                                      ------------    ------------    ------------    ------------    ------------
                                                                (In thousands, except per share, ratio and property data)
STATEMENTS OF OPERATIONS DATA:
   Total Revenues ................................    $    386,068    $    374,155    $    349,702    $    223,203    $    140,055
   Property Expenses .............................        (108,983)        (98,995)        (99,484)        (59,762)        (39,224)
   General and Administrative Expense ............         (17,129)        (13,259)        (12,983)         (6,248)         (4,018)
   Interest Expense ..............................         (83,925)        (79,869)        (71,833)        (49,859)        (28,954)
   Amortization of Interest Rate Protection
     Agreements and Deferred Financing Costs .....          (1,750)         (1,362)           (917)         (2,812)         (3,286)
   Depreciation and Other Amortization ...........         (66,989)        (68,412)        (63,805)        (39,573)        (28,049)
   Valuation Provision on Real Estate Held for
      Sale(a) ....................................          (2,900)             --              --              --              --
   Restructuring and Abandoned Pursuit Costs .....              --              --         (11,941)             --              --
     Charge (b)
   Equity in Income of Joint Ventures ............             571             302              45              --              --
   Disposition of Interest Rate Protection
     Agreements (c) ..............................              --              --          (8,475)          1,430              --
   Income Allocated to Minority Interest .........         (16,395)        (17,609)         (7,961)         (5,312)         (2,931)
   Gain on Sales of Real Estate ..................          29,296          29,797           5,349           5,003           4,344
                                                      ------------    ------------    ------------    ------------    ------------
Income Before Extraordinary Loss and Cumulative
      Effect of Change in Accounting Principle ...         117,864         124,748          77,697          66,070          37,937
   Extraordinary Loss (d) ........................              --              --              --         (14,124)         (2,273)
   Cumulative Effect of Change in Accounting
      Principle (e) ..............................              --              --          (1,976)             --              --
                                                      ------------    ------------    ------------    ------------    ------------
   Net Income ....................................         117,864         124,748          75,721          51,946          35,664
   Preferred Stock Dividends .....................         (32,844)        (32,844)        (30,610)        (11,856)         (3,919)
                                                      ------------    ------------    ------------    ------------    ------------
   Net Income Available to Common Stockholders ...    $     85,020    $     91,904    $     45,111    $     40,090    $     31,745
                                                      ============    ============    ============    ============    ============
   Net Income Available to Common Stockholders
      Before Extraordinary Loss and Cumulative
      Effect of Change in Accounting Principle Per
      Weighted Average Common Share Outstanding:
            Basic ................................    $       2.20    $       2.42    $       1.26    $       1.72    $       1.37
                                                      ============    ============    ============    ============    ============
            Diluted ..............................    $       2.18    $       2.41    $       1.25    $       1.70    $       1.37
                                                      ============    ============    ============    ============    ============
   Net Income Available to Common Stockholders
      Per Weighted Average Common Share
      Outstanding:
            Basic ................................    $       2.20    $       2.42    $       1.20    $       1.27    $       1.28
                                                      ============    ============    ============    ============    ============
            Diluted ..............................    $       2.18    $       2.41    $       1.20    $       1.26    $       1.28
                                                      ============    ============    ============    ============    ============
   Distributions Per Share .......................    $     2.5175    $      2.420    $      2.190    $      2.045    $     1.9675
                                                      ============    ============    ============    ============    ============
   Weighted Average Number of Common Shares
      Outstanding:
            Basic ................................          38,661          38,042          37,445          31,508          24,756
                                                      ============    ============    ============    ============    ============
            Diluted ..............................          38,917          38,144          37,627          31,814          24,842
                                                      ============    ============    ============    ============    ============

BALANCE SHEET DATA (END OF PERIOD):
   Real Estate, Before Accumulated Depreciation ..    $  2,440,810    $  2,597,592    $  2,583,033    $  1,994,346    $  1,050,779
   Real Estate, After Accumulated Depreciation ...       2,221,109       2,386,136       2,407,147       1,873,316         959,322
   Real Estate Held for Sale, net ................         236,422              --              --              --              --
   Total Assets ..................................       2,618,493       2,526,963       2,554,462       2,272,163       1,022,600
   Mortgage Loans Payable, Net, Acquisition
     Facilities Payable, Senior Unsecured Debt,
      Net and Promissory Notes Payable ...........       1,221,356       1,147,639       1,191,882         879,592         406,401
   Defeased Mortgage Loan Payable ................              --              --              --         300,000              --
   Total Liabilities .............................       1,373,288       1,276,763       1,310,518       1,266,079         447,178
   Stockholders' Equity ..........................       1,058,372       1,059,226       1,054,776         854,590         532,561

OTHER DATA:
   Cash Flows From Operating Activities ..........    $    160,241    $    176,897    $    149,096    $    102,635    $     62,621
   Cash Flows From Investing Activities ..........         (87,300)        (10,040)       (535,554)       (805,505)       (240,571)
   Cash Flows From Financing Activities ..........         (67,819)       (186,071)        395,059         708,446         176,677

   Total Properties (f) ..........................             969             967             987             769             379
   Total GLA, in Square Feet (f) .................      68,242,713      67,029,135      69,253,383      56,567,706      32,700,069
   Occupancy Percentage (f) ......................              95%             96%             95%             96%             97%

(a) Represents a valuation provision on real estate held for sale on the Company's exit market portfolio in Grand Rapids, Michigan.

(b) Represents a restructuring charge of $6.9 million relating to severance costs (of which $1.2 million is non-cash relating to immediate vesting of restricted stock) and $5.0 million in costs relating to abandoned acquisitions.

(c) On May 16, 1997, the Company sold interest rate protection agreements relating to its $300.0 million mortgage loan resulting in a gain of approximately $1.4 million. The $8.5 million loss on disposition of interest rate protection agreements for the year ended December 31, 1998 represents the Company's settlement, through the Operating Partnership, of an interest rate protection agreement that was scheduled to expire on January 4, 1999. This agreement was entered into in December 1997 in anticipation of 1998 senior unsecured debt offerings. Due to the changing market conditions and the Company's expectation that it would not issue debt securities associated with the interest rate protection agreement, the Company settled its position in the interest rate protection agreement.

(d) In 1996, the Company terminated certain revolving credit facilities. The Company recorded an extraordinary loss of $2.3 million which is comprised of a prepayment fee, the write-off of unamortized deferred financing fees, legal costs and other expenses. In 1997, the Company terminated certain mortgage loans, an unsecured loan and a revolving credit facility and obtained a commitment to pay off and retire another mortgage loan. The Company recorded an extraordinary loss of $14.1 million which is comprised of prepayment fees, the write-off of unamortized deferred financing fees, legal costs and other expenses.

(e) In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the net unamortized balance of all start-up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed. Consistent with SOP 98-5, the Company reported a cumulative effect of a change in accounting principle in the amount of approximately $2.0 million to reflect the write-off of the unamortized balance of organizational costs on the Company's balance sheet.

(f)   As of end of period and excludes properties under development.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with "Selected Financial and Operating Data" and the historical Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

      First Industrial Realty Trust, Inc. was organized in the state of Maryland on August 10, 1993. First Industrial Realty Trust, Inc. is a real estate investment trust ("REIT"), as defined in the Internal Revenue Code. First Industrial Realty Trust, Inc. and its subsidiaries (the "Company") began operations on July 1, 1994. The Company's interests in its properties and land parcels are held through partnerships controlled by the Company, including First Industrial, L.P. (the "Operating Partnership"), of which the Company is the sole general partner, as well as, among others, First Industrial Financing Partnership, L.P., First Industrial Securities, L.P., First Industrial Mortgage Partnership, L.P., First Industrial Pennsylvania, L.P., First Industrial Harrisburg, L.P., First Industrial Indianapolis, L.P., First Industrial Development Services, L.P. and TK-SV, LTD., of which the sole general partner of each is a wholly-owned subsidiary of the Company, and the sole limited partner of each is the Operating Partnership, as well as limited liability companies of which the Operating Partnership is the sole member. The Company is also the majority economic stockholder of FR Development Services, Inc. The Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns 10% equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties.


RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

      At December 31, 2000, the Company owned 969 in-service properties with approximately 68.2 million square feet of gross leasable area ("GLA"), compared to 967 in-service properties with approximately 67.0 million square feet of GLA at December 31, 1999. During 2000, the Company acquired 83 in-service properties containing approximately 5.8 million square feet of GLA and one property under redevelopment, completed development of 26 properties and redevelopment of two properties totaling approximately 4.1 million square feet of GLA and sold 108 in-service properties totaling approximately 9.2 million square feet of GLA, one out of service property and several land parcels. The Company also took three properties out of service that are under redevelopment, comprising approximately
 .1 million square feet of GLA and placed in service two properties comprising approximately .6 million square feet of GLA.

     Rental income and tenant recoveries and other income increased $11.9 million or 3.2%. The increase in rental income is due primarily to same store growth in rental income as well as an increase in the average GLA for the twelve months ended December 31, 2000 compared to December 31, 1999. The increase in tenant recoveries and other income is due primarily to an increase in property expenses as discussed below. Rental income and tenant recoveries and other income from properties owned prior to January 1, 1999 increased by approximately $11.4 million or 4.1% due primarily to general rent increases and an increase in recoverable income due to an increase in property expenses as discussed below.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $10.0 million or 10.1% due primarily to increases in all property expense categories other than utilities. The increase in real estate tax expense is due primarily to an increase in average GLA for the year ended December 31, 2000 compared to the year ended December 31, 1999, as well as general increase in real estate taxes in many of the Company's markets. The increase in repairs and maintenance expense is due primarily to an increase in landscaping and maintenance expenses. The increase in property management expense is primarily due to the opening of a regional office in California in the third quarter of 1999 as well as general pay increases. Insurance expense increased due primarily to an increase in average GLA in 2000 compared to 1999 as well as rate increases. Other expense increased due primarily to an increase in master lease payments associated with certain properties during the year ended December 31, 2000 compared to the year ended December 31, 1999. Property expenses from properties owned prior to January 1, 1999 increased $5.5 million or 7.2% due primarily to the explanations above.

      General and administrative expense increased by approximately $3.9 million due primarily to general pay increases and additional employees.

      Interest expense increased by approximately $4.1 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. The increase is primarily due to an increase in the weighted average interest rate for the year ended December 31, 2000 (7.32%) compared to the year ended December 31, 1999 (7.16%) and an increase in the average debt balance outstanding. The average debt balance outstanding for the year ended December 31, 2000 and 1999 was approximately $1,226.6 million and $1,201.8 million, respectively.

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

      The valuation provision on real estate held for sale of $2.9 million for the year ended December 31, 2000 represents a valuation provision on the Company's exit market portfolio in Grand Rapids, Michigan.

     The $29.3 million gain on sale of real estate for the year ended December 31, 2000 resulted from the sale of 109 industrial properties and several land parcels. Gross proceeds from these sales were approximately $433.7 million.

     The $29.8 million gain on sale of real estate for the year ended December 31, 1999 resulted from the sale of 56 industrial properties and several land parcels. Gross proceeds from these sales were approximately $245.8 million.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

     At December 31, 1999, the Company owned 967 in-service properties with approximately 67.0 million square feet of gross leasable area, compared to 988 in-service properties with approximately 69.4 million square feet of GLA at December 31, 1998. During 1999, the Company acquired 19 in-service properties containing approximately 1.4 million square feet of GLA and two properties under redevelopment, completed development of 19 properties and expansion of one property totaling approximately 3.1 million square feet of GLA and sold 56 properties totaling approximately 6.2 million square feet of GLA and several land parcels. The Company also took three properties out of service that are under redevelopment, comprising approximately .7 million square feet of GLA.

      Rental income and tenant recoveries and other income increased by approximately $24.5 million or 7.0% due primarily to an increase in average GLA for the year ended December 31, 1999 as compared to the year ended December 31, 1998 and an increase in same store revenue. Also, approximately $1.5 million of this increase is due to additional acquisition, asset management and property management fees received from two industrial real estate joint ventures in fiscal year 1999. Rental income and tenant recoveries and other income from properties owned prior to January 1, 1998, increased by approximately $7.7 million or 3.1% due primarily to rental rate increases and an increase in tenant recovery income charges related to the increase in operating expenses as discussed below.

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

     Interest expense increased by approximately $8.0 million for the year ended December 31, 1999 compared to the year ended December 31, 1998 due primarily to a higher average debt balance outstanding resulting from the issuance of unsecured debt to fund the acquisition and development of additional properties, slightly offset by an increase in capitalized interest for the year ended December 31, 1999 due to an increase in development activities. The average debt balances outstanding for the years ended December 31, 1999 and 1998 were approximately $1,201.8 million and $1,058.4 million, respectively.

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

     Equity in income of joint ventures increased by approximately $.3 million for the year ended December 31, 1999 compared to the year ended December 31, 1998. This increase is due to a full year of operations of one of the Company's two industrial real estate joint ventures as opposed to a partial year of operations in 1998 and the start-up of the other one of the Company's industrial real estate joint ventures.

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

     The $29.8 million gain on sale of real estate for the year ended December 31, 1999 resulted from the sale of 56 industrial properties and several land parcels. Gross proceeds from these sales were approximately $245.8 million.

     The $5.3 million gain on sale of real estate for the year ended December 31, 1998 resulted from the sale of 41 industrial properties and several land parcels. Gross proceeds from these sales were approximately $99.9 million.

     The $2.0 million cumulative effect of change in accounting principle for the year ended December 31, 1998 is the result of the write-off of the unamortized balance of organizational costs on the Company's balance sheet due to the early adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities"(SOP 98-5). SOP 98-5 requires that the net unamortized balance of all start-up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed.


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company's cash and cash equivalents was approximately $7.7 million and restricted cash was approximately $24.2 million. Included in restricted cash are approximately $1.2 million of cash reserves required to be set aside under the Company's $40.0 million mortgage loan (the "1995 Mortgage Loan") for payments of security deposit refunds, tenant improvements, capital expenditures, interest, real estate taxes and insurance. The portion of the cash reserve relating to payments for capital expenditures, interest, real estate taxes and insurance for properties collateralizing the 1995 Mortgage Loan is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserve relating to security deposit refunds for the tenants occupying the properties collateralizing the 1995 Mortgage Loan is adjusted as tenants turn over. Also included in restricted cash is approximately $23.0 million of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Company exchanges into properties under Section 1031 of the Internal Revenue Code.

YEAR ENDED DECEMBER 31, 2000

     Net cash provided by operating activities of approximately $160.2 million for the year ended December 31, 2000 was comprised primarily of net income before minority interest of approximately $134.3 million, adjustments for non-cash items of approximately $44.5 million offset by the net change in operating assets and liabilities of approximately $18.6 million. The adjustments for the non-cash items of approximately $44.5 million are primarily comprised of depreciation and amortization of approximately $72.3 million, a valuation provision on real estate held for sale on a portfolio of properties located in Grand Rapids, Michigan of approximately $2.9 million and a provision for bad debts of approximately $.1 million, offset by the gain on sale of real estate of approximately $29.3 million and the effect of the straight-lining of rental income of approximately $1.5 million.

      Net cash used in investing activities of approximately $87.3 million for the year ended December 31, 2000 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by the net proceeds from the sale of real estate, distributions from the Company's two industrial real estate joint ventures and the repayment of mortgage loans receivable.

     Net cash used in financing activities of approximately $67.8 million for the year ended December 31, 2000 was comprised primarily of repayments on mortgage loans payable, the purchase of treasury shares and restricted stock, the purchase of U.S. Government securities used as substitute collateral to execute a legal defeasance of a portion of the 1995 Mortgage Loan, common and preferred stock dividends and unit distributions and debt issuance costs incurred in conjunction with the 2000 Unsecured Acquisition Facility (defined below), offset by the net borrowings under the Company's lines of credit and net proceeds from the exercise of employee stock options.

YEAR ENDED DECEMBER 31, 1999

     Net cash provided by operating activities of approximately $176.9 million for the year ended December 31, 1999 was comprised primarily of net income before minority interest of approximately $142.4 million and adjustments for non-cash items of approximately $36.0 million, offset by the net change in operating assets and liabilities of approximately $1.5 million. The adjustments for the non-cash items of approximately $36.0 million are primarily comprised of depreciation and amortization of $69.8 million, offset by the gain on sale of real estate of $29.8 million and the effect of the straight-lining of rental income of $4.0 million.

     Net cash used in investing activities of approximately $10.0 million for the year ended December 31, 1999 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investment in the Company's two industrial real estate joint ventures and the funding of mortgage loans receivable, offset by the net proceeds from the sale of real estate, distributions from one of the Company's industrial real estate joint ventures, a decrease in restricted cash due to a reimbursement from one of the Company's escrows with a lender established for deferred maintenance, a decrease in restricted cash due to the use of restricted cash to purchase properties to affect Section 1031 exchanges and the repayment of mortgage loans receivable.

      Net cash used in financing activities of approximately $186.1 million for the year ended December 31, 1999 was comprised primarily of repayments on mortgage loans payable, common and preferred stock dividends and unit distributions and the net repayments under the 1997 Unsecured Acquisition Facility, offset by proceeds from the exercise of employee stock options.

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

      Net cash used in investing activities of approximately $535.6 million for the year ended December 31, 1998 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, investment in one of the Company's industrial real estate joint ventures and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by the net proceeds from the sales of real estate and the repayment of mortgage loans receivable.

      Net cash provided by financing activities of approximately $395.1 million for the year ended December 31, 1998 was comprised primarily of the net proceeds from the issuance of common stock, preferred stock and senior unsecured debt, proceeds from the exercise of employee stock options, net borrowings under the 1997 Unsecured Acquisition Facility and a decrease in restricted cash which was used to pay down and retire the Company's $300.0 million mortgage loan, offset by repayments of mortgage loans and common and preferred stock dividends and unit distributions.

SEGMENT REPORTING
      Management views the Company as a single segment.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

      During the year ended December 31, 2000, the Company purchased 83 in-service industrial properties and one industrial property under redevelopment comprising approximately 5.8 million square feet of GLA as well as several land parcels, for an aggregate purchase price of approximately $323.5 million, excluding costs incurred in conjunction with the acquisition of the properties and land parcels. The Company also completed the development of 26 industrial properties and two properties under redevelopment comprising approximately 4.1 million square feet of GLA at a cost of approximately $148.0 million.

      During the year ended December 31, 2000, the Company sold 109 industrial properties comprising 9.6 million square feet of GLA and several land parcels. Gross proceeds from these sales were approximately $433.7 million.

      The Company has committed to the construction of 21 development projects totaling approximately 4.0 million square feet of GLA for an estimated investment of approximately $177.7 million. Of this amount, approximately $90 million remains to be funded. These developments are expected to be funded with cash flow from operations, proceeds from the sale of select properties of the Company and borrowings under the Company's 2000 Unsecured Acquisition Facility (defined below).

      From January 1, 2001 to March 2, 2001, the Company acquired 21 industrial properties and several land parcels for a total estimated investment of approximately $71.4 million. The Company also sold two industrial properties and one land parcel for approximately $2.7 million of gross proceeds.

REAL ESTATE HELD FOR SALE

      The Company plans on exiting the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids, Long Island and New Orleans/Baton Rouge as well as continually engages in identifying and evaluating its other real estate markets for potential sales candidates. At December 31, 2000, the Company had 85 industrial properties comprising approximately 8.0 million square feet of GLA held for sale. Income from operations of the 85 industrial properties held for sale for the year ended December 31, 2000, 1999 and 1998 is approximately $22.4 million, $18.5 million and $17.6 million, respectively. Net carrying value of the 85 industrial properties held for sale at December 31, 2000 is approximately $236.4 million. There can be no assurance that such properties held for sale will be sold.


INVESTMENTS IN JOINT VENTURES

      During the year ended December 31, 2000, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, approximately $2.8 million in asset management and property management fees from two industrial real estate joint ventures. The Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $.9 million from the two industrial real estate joint ventures. As of December 31, 2000, the two industrial real estate joint ventures owned 177 industrial properties comprising approximately 8.3 million square feet of GLA. On or after October 2000, under certain circumstances, the Company has the option of purchasing all of the properties owned by one of the joint ventures at a price to be determined in the future. The Company has not exercised this option.

MORTGAGE LOANS PAYABLE

      In June 2000, the Company purchased approximately $1.2 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $1.2 million of the 1995 Mortgage Loan. The terms of the legal defeasance require the Company to use the gross proceeds from the maturities of the U.S. Government securities to paydown and subsequently retire the defeased portion of the 1995 Mortgage Loan in January 2003. Upon the execution of the legal defeasance, one of the 23 properties collateralizing the 1995 Mortgage Loan was released and subsequently sold.

ACQUISITION FACILITY PAYABLE

     In June 2000, the Company amended and restated its 1997 Unsecured Acquisition Facility which gives the Company the right, subject to certain conditions, to increase the aggregate commitment up to $400.0 million as well as extended the maturity of the 1997 Unsecured Acquisition Facility to June 30, 2003 (the "2000 Unsecured Acquisition Facility").

MARKET RISK

      The following discussion about the Company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

      This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at December 31, 2000 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

      In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

     At December 31, 2000, $170.0 million (approximately 14% of total debt at December 31, 2000) of the Company's debt was variable rate debt (all of the variable rate debt relates to the Company's 2000 Unsecured Acquisition Facility) and $1,051.4 million (approximately 86% of total debt at December 31,
2000) was fixed rate debt. The Company also had outstanding a written put and a written call option (collectively, the "Written Options") which were issued in conjunction with the initial offering of two tranches of senior unsecured debt. Currently, the Company does not enter into financial instruments for trading or other speculative purposes.

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

      Based upon the amount of variable rate debt outstanding at December 31, 2000, a 10% increase or decrease in the interest rate on the Company's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $1.3 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at December 31, 2000 by approximately $45.9 million to $977.0 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at December 31, 2000 by approximately $51.0 million to $1,073.9 million. A 10% increase in interest rates would decrease the fair value of the Written Options at December 31, 2000 by approximately $4.1 million to $8.0 million. A 10% decrease in interest rates would increase the fair value of the Written Options at December 31, 2000 by approximately $5.5 million to $17.6 million.

ISSUANCE OF RESTRICTED STOCK AND EMPLOYEE STOCK OPTIONS

      During the year ended December 31, 2000, the Company awarded 355,139 shares of restricted common stock to certain employees and 3,663 shares of restricted common stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 14,903 shares of restricted common stock. These shares of restricted common stock had a fair value of approximately $9.7 million on the date of grant. The restricted common stock vests over periods from one to ten years.

      During the year ended December 31, 2000, the Company issued 937,250 non-qualified employee stock options to certain officers, Directors and employees of the Company. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $27.25 - $30.00 per share and expire ten years from the date of grant.

TREASURY STOCK

      In March 2000, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common stock. The Company may make purchases from time to time, if price levels warrant, in the open market or in privately negotiated transactions. During the year ended December 31, 2000, the Company repurchased 394,300 shares of its common stock at a weighted average price per share of approximately $29.67.

COMMON STOCK

      For the year ended December 31, 2000, certain employees of the Company exercised 518,550 non-qualified employee stock options. Gross proceeds to the Company were $12.5 million.

DIVIDENDS/DISTRIBUTIONS

      On January 24, 2000, the Company and the Operating Partnership paid a fourth quarter 1999 distribution of $.62 per common share/unit, totaling approximately $28.2 million. On April 17, 2000, the Company and the Operating Partnership paid a first quarter 2000 distribution of $.62 per common share/unit, totaling approximately $28.5 million. On July 17, 2000, the Company and the Operating Partnership paid a second quarter 2000 distribution of $.62 per common share/unit, totaling approximately $28.6 million. On October 23, 2000, the Company and the Operating Partnership paid a third quarter 2000 distribution of $.62 per common share/unit, totaling approximately $28.4 million. On January 22, 2001, the Company and the Operating Partnership paid a fourth quarter 2000 distribution of $.6575 per common share/unit, totaling approximately $30.3 million.

      On March 31, 2000, June 30, 2000, September 30, 2000 and December 31, 2000, the Company paid quarterly preferred stock dividends of $.59375 per share on its 9 1/2%, $.01 par value, Series A Cumulative Preferred Stock (the "Series A Preferred Stock"), $54.688 per share (equivalent to $.54688 per Depositary Share) on its 8 3/4%, $.01 par value, Series B Cumulative Preferred Stock (the "Series B Preferred Stock"), $53.906 per share (equivalent to $.53906 per Depositary Share) on its 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the "Series C Preferred Stock"), $49.687 per share (equivalent to $.49687 per Depositary Share) on its 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the "Series D Preferred Stock") and $49.375 per share (equivalent to $.49375 per Depositary Share) on its 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the "Series E Preferred Stock"). The preferred stock dividends paid on March 31, 2000, June 30, 2000, September 30, 2000 and December 31, 2000 totaled, in the aggregate, approximately $8.2 million per quarter.

      On March 9, 2001, the Company declared a first quarter dividend of $.6575 per common share/unit on its common stock/units which is payable on April 23, 2001. The Company also declared a first quarter dividend of $.59375 per share, $54.688 per share ($.54688 per Depositary share), $53.906 per share ($.53906 per Depositary share), $49.687 per share ($.49687 per Depositary share) and $49.375 per share ($.49375 per Depositary share) on its Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, respectively, which is payable on April 2, 2001.

PREFERRED STOCK

      On March 9, 2001, the Company called for the redemption of all of its outstanding Series A Preferred Stock at the price of $25.00 per share, plus accrued and unpaid dividends. The redemption date will be April 9, 2001.

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

      The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term secured and unsecured indebtedness and the issuance of additional equity securities. As of December 31, 2000 and March 2, 2001, $589.2 million of common stock, preferred stock and depositary shares and $100.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under the 2000 Unsecured Acquisition Facility. At December 31, 2000, borrowings under the 2000 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 7.26%. As of March 2, 2001, the Company had approximately $28.9 million available in additional borrowings under the 2000 Unsecured Acquisition Facility.

RELATED PARTY TRANSACTIONS

         The Company periodically engages in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of one of the Company's officers/Directors is an employee of CB Richard Ellis, Inc. For the year ended December 31, 2000, this relative received approximately $.06 million in brokerage commissions paid by the Company.

         The Company periodically utilizes consulting services from the private consulting firm of one of the Company's Directors. For the year ended December 31, 2000, the Company has paid approximately $.01 million of fees to this entity.

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

      In January and February 2001, FR Development Services, Inc. ("FRDS") purchased all of the voting and non-voting shares (a total of 25,790 shares) of FRDS held by certain executive officers of the Company for approximately $1.3 million, in connection with FRDS' election to become a wholly owned taxable REIT subsidiary of the Company. At the time of the transaction, these executive officers had equity interests in FRDS totaling 2.76%.


ENVIRONMENTAL

      The Company incurred environmental costs of $.2 million and $.6 million in 2000 and 1999, respectively. The Company estimates 2001 costs of approximately $.4 million. The Company estimates that the aggregate cost which needs to be expended in 2001 and beyond with regard to currently identified environmental issues will not exceed approximately $.9 million, a substantial amount of which will be the primary responsibility of the tenant, the seller to the Company or another responsible party. This estimate was determined by a third party evaluation.

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

OTHER

      The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") on June 1, 1998. Statement of Financial Accounting Standards No.138 "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FAS Statement 133" was issued in June 2000. FAS 133, as amended, is effective for fiscal years beginning after June 15, 2000 as provided by Statement of Financial Accounting Standards No. 137 issued in July 1999. FAS 133, as amended, requires fair value accounting for all derivatives including recognizing all such instruments on the balance sheet with an offsetting amount recorded in the income statement or as part of comprehensive income. FAS 133, as amended, becomes effective for the Company for the year ending December 31, 2001. FAS 133 did not have an impact on the Company's consolidated financial position, consolidated results of operations or consolidated cash flows.

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

      The REIT Modernization Act, which was passed in 1999 and will take effect on January 1, 2001, modifies certain provisions of the Internal Revenue Code of 1986, as amended, with respect to the taxation of REITs. Two key provisions of this tax law change will impact future Company operations: the availability of a taxable REIT subsidiary which may be wholly-owned directly by a REIT and a reduction in the required level of distributions by a REIT to 90% of ordinary taxable income. The Company converted its preferred stock subsidiary to a wholly
- owned taxable REIT subsidiary in January 2001.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 was required to be implemented in the fourth fiscal quarter of 2000. The adoption of SAB 101 did not have an effect on the Company's results of operations or its financial position as the Company's revenue recognition practices were compliant with the pronouncement.

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

      The information required by Item 10, Item 11, Item 12 and Item 13 will be contained in a definitive proxy statement that the Registrant anticipates will be filed no later than April 15, 2001, and thus is incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K.

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

            (3)   Exhibits:

Exhibits     Description
--------     -----------

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.2 Amended and Restated Bylaws of the Company, dated September 4, 1997 (incorporated by reference to Exhibit 1 of the Company's Form 8-K, dated September 4, 1997, as filed on September 29, 1997, File No. 1-13102)
3.3 Articles of Amendment to the Company's Articles of Incorporation, dated June 20, 1994 (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.4 Articles Supplementary relating to the Company's 9-1/2% Series A Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.4 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.5          Articles of Amendment to the Company's Articles of
             Incorporation, dated May 31, 1996 (incorporated by reference to Exhibit 3.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.6 Articles Supplementary relating to the Company's 8 3/4% Series B Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
3.7 Articles Supplementary relating to the Company's 8 5/8% Series C Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated June 6, 1997, File No. 1-13102)
3.8 Articles Supplementary relating to the Company's 7.95% Series D Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated February 6, 1998, File No. 1-13102)
3.9 Articles Supplementary relating to the Company's 7.90% Series E Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
3.10 Articles Supplementary relating to the Company's Junior Participating Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.10 of Form S-3 of the Company and First Industrial, L.P. dated September 24, 1997, Registration No. 333-29879)
4.1 Form of Amended and Restated Articles of Incorporation of First Industrial Securities Corporation (incorporated by reference to
             Exhibit 4.5 of the Company's Registration Statement on Form S-3, File No. 33-97014)
4.2 Form of Articles Supplementary of First Industrial Securities Corporation (incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-3, File No.
             33-97014)

Exhibits     Description
--------     -----------
4.3          Form of Guarantee and Payment Agreement between First
             Industrial Securities, L.P. and First Industrial Securities
             Corporation for the benefit of American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit
             4.8 of the Company's Registration Statement on Form S-3, File
             No. 33-97014)
4.4          Form of Agency and Advance Agreement among First Industrial
             Realty Trust, Inc., First Industrial Securities, L.P. and
             American National Bank and Trust Company of Chicago
             (incorporated by reference to Exhibit 4.9 of the Company's
             Registration Statement on Form S-3, File No. 33-97014)
4.5          Form of Guarantee Agency Agreement among First Industrial
             Realty Trust, Inc., First Industrial Securities, L.P. and
             American National Bank and Trust Company of Chicago
             (incorporated by reference to Exhibit 4.10 of the Company's
             Registration Statement on Form S-3, File No. 33-97014)
4.6          Form of Limited Partnership Agreement of First Industrial
             Securities, L.P. (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3, File No.
             33-97014)
4.7          Deposit Agreement, dated May 14, 1997, by and among the Company,
             First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit
             4.3 of the Form 10-Q of the Company for the fiscal quarter ended
             March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.8          Deposit Agreement, dated June 6, 1997, by and among the Company,
             First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit
             4.2 of the Form 8-K of the Company, dated June 6, 1997, File No.
             1-13102)
4.9          Deposit Agreement, dated February 6, 1998, by and among the
             Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Company, dated February 6, 1998,
             File No. 1-13102)
4.10         Deposit Agreement, dated March 18, 1998, by and among the Company,
             First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit
             4.12 of the Company's Annual Report on Form 10-K for the year ended
             December 31, 1997, File No. 1-13102)
4.11         Indenture, dated as of May 13, 1997, between First Industrial, L.P.
             and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No.
             1 of the Company filed May 30, 1997, File No. 1-13102)
4.12         Supplemental Indenture No. 1, dated as of May 13, 1997, between
             First Industrial, L.P. and First Trust National Association as
             Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the
             Company filed May 30, 1997, File No. 1-13102)
4.13         Supplemental Indenture No. 2, dated as of May 22, 1997,
             between First Industrial, L.P. and First Trust National
             Association as Trustee relating to $100 million of 7 3/8%
             Notes due 2011(incorporated by reference to Exhibit 4.4 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.14         Supplemental Indenture No. 3 dated October 28, 1997 between
             First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine
             Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P., dated
             November 3, 1997, as filed November 3, 1997, File No.
             333-21873)

Exhibits     Description
--------     -----------
4.15         6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.17 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.16         7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.17         7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.18         Trust Agreement, dated as of May 16, 1997, between First
             Industrial, L.P. and First Bank National Association, as Trustee
             (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First
             Industrial, L.P. for the fiscal quarter ended March 31, 1997, File
             No. 333-21873)
4.19         Rights Agreement, dated as of September 16, 1997, between the
             Company and First Chicago Trust Company of New York, as Rights
             Agent (incorporated by reference to Exhibit 99.1 of Form 8-A12B as filed on September 24, 1997, File No. 1-13102)
4.20         Amended and Restated Unsecured Revolving Credit Agreement,
             dated as of June 30, 2000 among First Industrial, L.P., First
             Industrial Realty Trust, Inc. and Bank One, N.A., UBS AG,
             Stamford Branch, Bank of America, N.A. and certain other banks (incorporated by reference to Exhibit 10.1 of the Form
             10-Q of the Company for the fiscal quarter ended June 30, 2000, File No. 1-13102)
4.21         6.50% Dealer remarketable securities due April 5, 2011 in
             principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated April 7, 1998, File No.
             333-21873)
4.22         Supplemental Indenture No. 4, dated as of March 26, 1998,
             between First Industrial, L.P. and First Trust National Trust
             Association, as Trustee, relating to 6.50% Dealer remarketable securities due April 5, 2011 (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P. dated April
             7, 1998, File No. 333-21873)
4.23         Remarketing Agreement, dated March 31, 1998, between First
             Industrial, L.P. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 1.2 of Form 8-K of First Industrial,
             L.P. dated April 7, 1998, File No.333-21873)
4.25         7.60% Notes due 2028 in principal amount of $200 million
             issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated
             July 15, 1998, File No. 333-21873)
4.26         Supplemental Indenture No. 5, dated as of July 14, 1998,
             between First Industrial, L.P. and the U.S. Bank Trust
             National Association, relating to First Industrial, L.P.'s
             7.60% Notes due July 15, 2008 (incorporated by reference to
             Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated
             July 15, 1998, File No. 333-21873)
10.1         Sixth Amended and Restated Limited Partnership Agreement of First
             Industrial, L.P. (the "LP Agreement"), dated March 18, 1998
             (incorporated by reference to Exhibit 10.1 of the Company's Annual
             Report on Form 10-K for the year ended December 31, 1997, File No.
             1-13102)
10.2         First Amendment to the L.P. Agreement dated April 1, 1998
             (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No.
             1-13102)
10.3         Second Amendment to the L.P. Agreement dated April 3, 1998
             (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No.
             1-13102)

Exhibits       Description
--------       -----------
10.4           Third Amendment to the L.P. Agreement dated April 16, 1998
               (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998,
               File No. 1-13102)
10.5           Fourth Amendment to the L.P. Agreement dated June 24, 1998
               (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No.
               1-13102)
10.6           Fifth Amendment to the L.P. Agreement dated July 16, 1998
               (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998,
               File No. 1-13102)
10.7           Sixth Amendment to the L.P. Agreement dated August 31, 1998
               (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30,
               1998, File No. 1-13102)
10.8           Seventh Amendment to the L.P. Agreement dated October 21, 1998
               (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File
               No. 1-13102)
10.9           Eighth Amendment to the L.P. Agreement dated October 30, 1998
               (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File
               No. 1-13102)
10.10          Ninth Amendment to the L.P. Agreement dated November 5, 1998
               (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended September 30,
               1998, File No. 1-13102)
10.11          Tenth Amendment to the L.P. Agreement dated January 28, 2000
               (incorporated by reference to Exhibit 10.11 of the Company's
               Annual Report on Form 10-K for the year ended December 31, 1999,
               File No. 1-13102)
10.12          Eleventh Amendment to the L.P. Agreement dated January 28, 2000
               (incorporated by reference to Exhibit 10.12 of the Company's
               Annual Report on Form 10-K for the year ended December 31, 1999,
               File No. 1-13102)
10.13          Twelfth Amendment to the L.P. Agreement dated June 27, 2000
               (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000,
               File No. 1-13102)
10.14          Thirteenth Amendment to the L.P. Agreement dated September 1,
               2000 (incorporated by reference to Exhibit 10.1 of the Form
               10-Q of the Company for the fiscal quarter ended September
               30, 2000, File No. 1-13102)
10.15          Fourteenth Amendment to the L.P. Agreement dated October 13,
               2000 (incorporated by reference to Exhibit 10.2 of the Form
               10-Q of the Company for the fiscal quarter ended September
               30, 2000, File No. 1-13102)
10.16          Fifteenth Amendment to the L.P. Agreement dated October 13, 2000
               (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File
               No. 1-13102)
10.17          Sixteenth Amendment to the L.P. Agreement dated October 27, 2000
               (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File
               No. 1-13102)
10.18*         Seventeenth Amendment to the L.P. Agreement dated January 25,
               2001
10.19*         Eighteenth Amendment to the L.P. Agreement dated February 13,
               2001
10.20          Registration Rights Agreement, dated April 29, 1998, relating to the Company's Common Stock, par value $.01 per share, between the Company, the Operating Partnership and Merrill Lynch, Pierce,
               Fenner & Smith Incorporated (incorporated by reference to Exhibit
               4.1 of the Form 8-K of the Company dated May 1, 1998, File No.
               1-13102)
10.21          Non-Competition Agreement between Jay H. Shidler and First
               Industrial Realty Trust, Inc. (incorporated by reference to
               Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)

Exhibits       Description
--------       -----------
10.22          Form of Non-Competition Agreement between each of Michael T.
               Tomasz, Paul T. Lambert, Michael J. Havala, Michael W.
               Brennan, Michael G. Damone, Duane H. Lund, and Johannson L.
               Yap and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Registration
               Statement on Form S-11, File No. 33-77804)
10.23+         1994 Stock Incentive Plan (incorporated by reference to Exhibit
               10.37 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)
10.24+         First Industrial Realty Trust, Inc. Deferred Income Plan
               (incorporated by reference to Exhibit 10 of the Form 10-Q of the
               Company for the fiscal quarter ended March 31, 1996, File No.
               1-13102)
10.25          Contribution Agreement, dated March 19, 1996, among FR
               Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form
               8-K of the Company, dated April 3, 1996, File No. 1-13102)
10.26          Contribution Agreement, dated January 31, 1997, among FR
               Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the
               Company's Annual Report on Form 10-K for the year ended December
               31, 1996, File No. 1-13102)
10.27+         Employment Agreement, dated December 4, 1996, between the Company and Michael T. Tomasz (incorporated by reference to Exhibit 10.59 of the Company's Annual Report on Form 10-K for the year ended
               December 31, 1996, File No. 1-13102)
10.28+         Employment Agreement, dated February 1, 1997, between the Company and Michael W. Brennan (incorporated by reference to Exhibit
               10.60 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)
10.29+         1997 Stock Incentive Plan (incorporated by reference to Exhibit
               10.62 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)
10.30+         Separation Agreement dated November 11, 1998 by and between the
               Company and Michael T. Tomasz (incorporated by reference to
               Exhibit 10.25 of the Company's Annual Report on Form 10-K for the
               year ended December 31, 1998, File No.1-13102)
10.31+         Employment Agreement, dated July 19, 2000, between First
               Industrial Realty Trust, Inc. and Michael J. Havala
               (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000,
               File No. 1-13102)
10.32+         Employment Agreement, dated July 26, 2000, between First
               Industrial Realty Trust, Inc. and Johannson L. Yap
               (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000,
               File No. 1-13102)
10.33*+        Settlement Agreement dated January 31, 2001 between First
               Industrial, L.P., First Industrial Realty Trust, Inc. and
               Gary H. Heigl
12.1 *         Computation of ratios of earnings to fixed charges and
               preferred stock dividends of the Company
21.1 *         Subsidiaries of the Registrant
23   *         Consent of PricewaterhouseCoopers LLP

         *  Filed herewith.
         +  Indicates a compensatory plan or arrangement contemplated by
            Item 14a(3) of Form 10-K.


     (b)  REPORTS ON FORM 8-K AND FORM 8-K/A
               None

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


                                    FIRST INDUSTRIAL REALTY TRUST, INC.



Date:  March 9, 2001                By:     /s/ Michael W. Brennan
                                          --------------------------------------
                                          Michael W. Brennan
                                          President, Chief Executive Officer and
                                          Director (Principal Executive Officer)


Date:  March 9, 2001                By:     /s/ Michael J. Havala
                                          --------------------------------------
                                          Michael J. Havala
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                  Title                                       Date
---------                                  -----                                       ----
/s/ Jay H. Shidler                         Chairman of the Board of Directors          March 9, 2001
--------------------------------------
    Jay H. Shidler

/s/ Michael W. Brennan                     President, Chief Executive Officer          March 9, 2001
--------------------------------------     and Director
    Michael W. Brennan

/s/ Michael G. Damone                      Director of Strategic Planning              March 9, 2001
--------------------------------------     and Director
    Michael G. Damone

                                           Director                                    March 9, 2001
--------------------------------------
    John L. Lesher

/s/ Kevin W. Lynch                         Director                                    March 9, 2001
--------------------------------------
    Kevin W. Lynch

/s/ John E. Rau                            Director                                    March 9, 2001
--------------------------------------
    John E. Rau

/s/ Robert J. Slater                       Director                                    March 9, 2001
--------------------------------------
    Robert J. Slater

/s/ W. Edwin Tyler                         Director                                    March 9, 2001
--------------------------------------
    W. Edwin Tyler

/s/ J. Steven Wilson                       Director                                    March 9, 2001
--------------------------------------
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
             33-97014)

Exhibits     Description
--------     -----------
4.3          Form of Guarantee and Payment Agreement between First
             Industrial Securities, L.P. and First Industrial Securities
             Corporation for the benefit of American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit
             4.8 of the Company's Registration Statement on Form S-3, File
             No. 33-97014)
4.4          Form of Agency and Advance Agreement among First Industrial
             Realty Trust, Inc., First Industrial Securities, L.P. and
             American National Bank and Trust Company of Chicago
             (incorporated by reference to Exhibit 4.9 of the Company's
             Registration Statement on Form S-3, File No. 33-97014)
4.5          Form of Guarantee Agency Agreement among First Industrial
             Realty Trust, Inc., First Industrial Securities, L.P. and
             American National Bank and Trust Company of Chicago
             (incorporated by reference to Exhibit 4.10 of the Company's
             Registration Statement on Form S-3, File No. 33-97014)
4.6          Form of Limited Partnership Agreement of First Industrial
             Securities, L.P. (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3, File No.
             33-97014)
4.7          Deposit Agreement, dated May 14, 1997, by and among the Company,
             First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit
             4.3 of the Form 10-Q of the Company for the fiscal quarter ended
             March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.8          Deposit Agreement, dated June 6, 1997, by and among the Company,
             First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit
             4.2 of the Form 8-K of the Company, dated June 6, 1997, File No.
             1-13102)
4.9          Deposit Agreement, dated February 6, 1998, by and among the
             Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Company, dated February 6, 1998,
             File No. 1-13102)
4.10         Deposit Agreement, dated March 18, 1998, by and among the Company,
             First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit
             4.12 of the Company's Annual Report on Form 10-K for the year ended
             December 31, 1997, File No. 1-13102)
4.11         Indenture, dated as of May 13, 1997, between First Industrial, L.P.
             and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No.
             1 of the Company filed May 30, 1997, File No. 1-13102)
4.12         Supplemental Indenture No. 1, dated as of May 13, 1997, between
             First Industrial, L.P. and First Trust National Association as
             Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the
             Company filed May 30, 1997, File No. 1-13102)
4.13         Supplemental Indenture No. 2, dated as of May 22, 1997,
             between First Industrial, L.P. and First Trust National
             Association as Trustee relating to $100 million of 7 3/8%
             Notes due 2011(incorporated by reference to Exhibit 4.4 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.14         Supplemental Indenture No. 3 dated October 28, 1997 between
             First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine
             Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P., dated
             November 3, 1997, as filed November 3, 1997, File No.
             333-21873)

Exhibits     Description
--------     -----------
4.15         6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.17 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.16         7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.17         7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.18         Trust Agreement, dated as of May 16, 1997, between First
             Industrial, L.P. and First Bank National Association, as Trustee
             (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First
             Industrial, L.P. for the fiscal quarter ended March 31, 1997, File
             No. 333-21873)
4.19         Rights Agreement, dated as of September 16, 1997, between the
             Company and First Chicago Trust Company of New York, as Rights
             Agent (incorporated by reference to Exhibit 99.1 of Form 8-A12B as filed on September 24, 1997, File No. 1-13102)
4.20         Amended and Restated Unsecured Revolving Credit Agreement,
             dated as of June 30, 2000 among First Industrial, L.P., First
             Industrial Realty Trust, Inc. and Bank One, N.A., UBS AG,
             Stamford Branch, Bank of America, N.A. and certain other banks (incorporated by reference to Exhibit 10.1 of the Form
             10-Q of the Company for the fiscal quarter ended June 30, 2000, File No. 1-13102)
4.21         6.50% Dealer remarketable securities due April 5, 2011 in
             principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated April 7, 1998, File No.
             333-21873)
4.22         Supplemental Indenture No. 4, dated as of March 26, 1998,
             between First Industrial, L.P. and First Trust National Trust
             Association, as Trustee, relating to 6.50% Dealer remarketable securities due April 5, 2011 (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P. dated April
             7, 1998, File No. 333-21873)
4.23         Remarketing Agreement, dated March 31, 1998, between First
             Industrial, L.P. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 1.2 of Form 8-K of First Industrial,
             L.P. dated April 7, 1998, File No.333-21873)
4.25         7.60% Notes due 2028 in principal amount of $200 million
             issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated
             July 15, 1998, File No. 333-21873)
4.26         Supplemental Indenture No. 5, dated as of July 14, 1998,
             between First Industrial, L.P. and the U.S. Bank Trust
             National Association, relating to First Industrial, L.P.'s
             7.60% Notes due July 15, 2008 (incorporated by reference to
             Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated
             July 15, 1998, File No. 333-21873)
10.1         Sixth Amended and Restated Limited Partnership Agreement of First
             Industrial, L.P. (the "LP Agreement"), dated March 18, 1998
             (incorporated by reference to Exhibit 10.1 of the Company's Annual
             Report on Form 10-K for the year ended December 31, 1997, File No.
             1-13102)
10.2         First Amendment to the L.P. Agreement dated April 1, 1998
             (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No.
             1-13102)
10.3         Second Amendment to the L.P. Agreement dated April 3, 1998
             (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No.
             1-13102)

Exhibits       Description
--------       -----------
10.4           Third Amendment to the L.P. Agreement dated April 16, 1998
               (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998,
               File No. 1-13102)
10.5           Fourth Amendment to the L.P. Agreement dated June 24, 1998
               (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No.
               1-13102)
10.6           Fifth Amendment to the L.P. Agreement dated July 16, 1998
               (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998,
               File No. 1-13102)
10.7           Sixth Amendment to the L.P. Agreement dated August 31, 1998
               (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30,
               1998, File No. 1-13102)
10.8           Seventh Amendment to the L.P. Agreement dated October 21, 1998
               (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File
               No. 1-13102)
10.9           Eighth Amendment to the L.P. Agreement dated October 30, 1998
               (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File
               No. 1-13102)
10.10          Ninth Amendment to the L.P. Agreement dated November 5, 1998
               (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended September 30,
               1998, File No. 1-13102)
10.11          Tenth Amendment to the L.P. Agreement dated January 28, 2000
               (incorporated by reference to Exhibit 10.11 of the Company's
               Annual Report on Form 10-K for the year ended December 31, 1999,
               File No. 1-13102)
10.12          Eleventh Amendment to the L.P. Agreement dated January 28, 2000
               (incorporated by reference to Exhibit 10.12 of the Company's
               Annual Report on Form 10-K for the year ended December 31, 1999,
               File No. 1-13102)
10.13          Twelfth Amendment to the L.P. Agreement dated June 27, 2000
               (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000,
               File No. 1-13102)
10.14          Thirteenth Amendment to the L.P. Agreement dated September 1,
               2000 (incorporated by reference to Exhibit 10.1 of the Form
               10-Q of the Company for the fiscal quarter ended September
               30, 2000, File No. 1-13102)
10.15          Fourteenth Amendment to the L.P. Agreement dated October 13,
               2000 (incorporated by reference to Exhibit 10.2 of the Form
               10-Q of the Company for the fiscal quarter ended September
               30, 2000, File No. 1-13102)
10.16          Fifteenth Amendment to the L.P. Agreement dated October 13, 2000
               (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File
               No. 1-13102)
10.17          Sixteenth Amendment to the L.P. Agreement dated October 27, 2000
               (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File
               No. 1-13102)
10.18*         Seventeenth Amendment to the L.P. Agreement dated January 25,
               2001
10.19*         Eighteenth Amendment to the L.P. Agreement dated February 13,
               2001
10.20          Registration Rights Agreement, dated April 29, 1998, relating to the Company's Common Stock, par value $.01 per share, between the Company, the Operating Partnership and Merrill Lynch, Pierce,
               Fenner & Smith Incorporated (incorporated by reference to Exhibit
               4.1 of the Form 8-K of the Company dated May 1, 1998, File No.
               1-13102)
10.21          Non-Competition Agreement between Jay H. Shidler and First
               Industrial Realty Trust, Inc. (incorporated by reference to
               Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)

Exhibits       Description
--------       -----------
10.22          Form of Non-Competition Agreement between each of Michael T.
               Tomasz, Paul T. Lambert, Michael J. Havala, Michael W.
               Brennan, Michael G. Damone, Duane H. Lund, and Johannson L.
               Yap and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Registration
               Statement on Form S-11, File No. 33-77804)
10.23+         1994 Stock Incentive Plan (incorporated by reference to Exhibit
               10.37 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)
10.24+         First Industrial Realty Trust, Inc. Deferred Income Plan
               (incorporated by reference to Exhibit 10 of the Form 10-Q of the
               Company for the fiscal quarter ended March 31, 1996, File No.
               1-13102)
10.25          Contribution Agreement, dated March 19, 1996, among FR
               Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form
               8-K of the Company, dated April 3, 1996, File No. 1-13102)
10.26          Contribution Agreement, dated January 31, 1997, among FR
               Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the
               Company's Annual Report on Form 10-K for the year ended December
               31, 1996, File No. 1-13102)
10.27+         Employment Agreement, dated December 4, 1996, between the Company and Michael T. Tomasz (incorporated by reference to Exhibit 10.59 of the Company's Annual Report on Form 10-K for the year ended
               December 31, 1996, File No. 1-13102)
10.28+         Employment Agreement, dated February 1, 1997, between the Company and Michael W. Brennan (incorporated by reference to Exhibit
               10.60 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)
10.29+         1997 Stock Incentive Plan (incorporated by reference to Exhibit
               10.62 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)
10.30+         Separation Agreement dated November 11, 1998 by and between the
               Company and Michael T. Tomasz (incorporated by reference to
               Exhibit 10.25 of the Company's Annual Report on Form 10-K for the
               year ended December 31, 1998, File No.1-13102)
10.31+         Employment Agreement, dated July 19, 2000, between First
               Industrial Realty Trust, Inc. and Michael J. Havala
               (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000,
               File No. 1-13102)
10.32+         Employment Agreement, dated July 26, 2000, between First
               Industrial Realty Trust, Inc. and Johannson L. Yap
               (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000,
               File No. 1-13102)
10.33*+        Settlement Agreement dated January 31, 2001 between First
               Industrial, L.P., First Industrial Realty Trust, Inc. and
               Gary H. Heigl
12.1 *         Computation of ratios of earnings to fixed charges and
               preferred stock dividends of the Company
21.1 *         Subsidiaries of the Registrant
23   *         Consent of PricewaterhouseCoopers LLP

         *  Filed herewith.
         + Indicates a compensatory plan or arrangement contemplated by Item 14 a(3) of Form 10-K.

                      FIRST INDUSTRIAL REALTY TRUST, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                                                 PAGE
                                                                                                 ----
FINANCIAL STATEMENTS

     Report of Independent Accountants.........................................................   F-2

     Consolidated Balance Sheets of First Industrial Realty Trust, Inc. (the "Company")
      as of December 31, 2000 and 1999............ ............................................   F-3

     Consolidated Statements of Operations of the Company for the Years Ended
     December 31, 2000, 1999 and 1998...................... ...................................   F-4

     Consolidated Statements of Changes in Stockholders' Equity of the Company for the
     Years Ended December 31, 2000, 1999 and 1998. ............................................   F-5

     Consolidated Statements of Cash Flows of the Company for the Years Ended
     December 31, 2000, 1999 and 1998...................... ...................................   F-6

     Notes to Consolidated Financial Statements................................................   F-7


FINANCIAL STATEMENT SCHEDULE

     Report of Independent Accountants.........................................................   S-1

     Schedule III:  Real Estate and Accumulated Depreciation...................................   S-2

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of First Industrial Realty Trust, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of First Industrial Realty Trust, Inc. (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




                                            PricewaterhouseCoopers LLP



Chicago, Illinois
February 9, 2001

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                     December 31,    December 31,
                                                                        2000             1999
                                                                        ----             ----
                                     ASSETS
Assets:
   Investment in Real Estate:
      Land ......................................................    $  397,624     $  383,938
      Buildings and Improvements ................................     1,989,034      2,131,807
      Furniture, Fixtures and Equipment .........................         1,437          1,437
      Construction in Progress ..................................        52,715         80,410
      Less: Accumulated Depreciation ............................      (219,701)      (211,456)
                                                                     ----------     ----------
              Net Investment in Real Estate .....................     2,221,109      2,386,136

   Real Estate Held For Sale, Net of Accumulated Depreciation and
          Amortization of $26,318 ...............................       236,422             --
   Cash and Cash Equivalents ....................................         7,731          2,609
   Restricted Cash ..............................................        24,215          2,352
   Tenant Accounts Receivable, Net ..............................         9,793          9,924
   Investments in Joint Ventures ................................         6,158          6,408
   Deferred Rent Receivable .....................................        14,790         17,137
   Deferred Financing Costs, Net ................................        12,154         11,581
   Prepaid Expenses and Other Assets, Net .......................        86,121         90,816
                                                                     ----------     ----------
              Total Assets ......................................    $2,618,493     $2,526,963
                                                                     ==========     ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage Loans Payable, Net ..................................    $  102,575     $  104,951
   Senior Unsecured Debt, Net ...................................       948,781        948,688
   Acquisition Facility Payable .................................       170,000         94,000
   Accounts Payable and Accrued Expenses ........................        93,336         78,946
   Rents Received in Advance and Security Deposits ..............        20,104         22,014
   Dividends/Distributions Payable ..............................        38,492         28,164
                                                                     ----------     ----------
              Total Liabilities .................................     1,373,288      1,276,763
                                                                     ----------     ----------
Minority Interest ...............................................       186,833        190,974
Commitments and Contingencies
                                                                            ---            ---
Stockholders' Equity:
Preferred Stock ($.01 par value, 10,000,000 shares
     authorized, 1,650,000, 40,000, 20,000, 50,000 and 30,000
     shares of Series A, B, C, D and E Cumulative Preferred
     Stock, respectively, issued and outstanding at December
     31, 2000 and December 31, 1999, having a liquidation
     preference of $25 per share ($41,250), $2,500 per share
     ($100,000), $2,500 per share ($50,000), $2,500 per share
     ($125,000) and $2,500 per share ($75,000),
     respectively ...............................................             18             18
CommonStock ($.01 par value, 100,000,000 shares authorized,
      38,844,086 and 38,152,811 shares issued and outstanding
      at December 31, 2000 and 1999, respectively) ..............           392            382
Additional Paid-in-Capital ......................................     1,205,052      1,177,364
Distributions in Excess of Accumulated Earnings .................      (126,962)      (114,451)
Unearned Value of Restricted Stock Grants .......................        (8,812)        (4,087)
Amortization of Stock Based Compensation ........................           383             --
Treasury Shares, at cost (394,300 shares at December 31, 2000) ..       (11,699)            --
                                                                     ----------     ----------
                Total Stockholders' Equity ......................     1,058,372      1,059,226
                                                                     ----------     ----------
                Total Liabilities and Stockholders' Equity ......    $2,618,493     $2,526,963
                                                                     ==========     ==========


    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                  Year Ended     Year Ended      Year Ended
                                                                                 December 31,   December 31,     December 31,
                                                                                     2000           1999           1998
                                                                                     ----           ----           ----
Revenues:
  Rental Income .............................................................      $303,337       $295,938       $281,660
  Tenant Recoveries and Other Income ........................................        82,731         78,217         68,042
                                                                                   --------       --------       --------
        Total Revenues ......................................................       386,068        374,155        349,702
                                                                                   --------       --------       --------
Expenses:
  Real Estate Taxes .........................................................        59,446         56,573         55,544
  Repairs and Maintenance ...................................................        18,127         16,827         15,303
  Property Management .......................................................        13,738         10,875         13,643
  Utilities .................................................................         9,989          9,933          9,475
  Insurance .................................................................         1,437            832            934
  Other .....................................................................         6,246          3,955          4,585
  General and Administrative ................................................        17,129         13,259         12,983
  Interest Expense ..........................................................        83,925         79,869         71,833
  Amortization of Deferred Financing Costs ..................................         1,750          1,362            917
  Depreciation and Other Amortization .......................................        66,989         68,412         63,805
  Valuation Provision on Real Estate Held for Sale ..........................         2,900             --             --
  Restructuring and Abandoned Pursuit Costs Charge ..........................            --             --         11,941
                                                                                   --------       --------       --------
       Total Expenses .......................................................       281,676        261,897        260,963
                                                                                   --------       --------       --------
Income from Operations Before Equity in Income of
      Joint Ventures, Disposition of Interest Rate Protection
      Agreements and Income Allocated to Minority Interest...................       104,392        112,258         88,739
Equity in Income of Joint Ventures ..........................................           571            302             45
Disposition of Interest Rate Protection Agreements ..........................            --             --         (8,475)
Income Allocated to Minority Interest .......................................       (16,395)       (17,609)        (7,961)
                                                                                   --------       --------       --------
Income from Operations ......................................................        88,568         94,951         72,348
Gain on Sale of Real Estate .................................................        29,296         29,797          5,349
                                                                                   --------       --------       --------
Income Before Cumulative Effect of Change in
      Accounting Principle ..................................................       117,864        124,748         77,697
Cumulative Effect of Change in Accounting Principle .........................            --             --         (1,976)
                                                                                   --------       --------       --------
Net Income ..................................................................       117,864        124,748         75,721
Less: Preferred Stock Dividends .............................................       (32,844)       (32,844)       (30,610)
                                                                                   --------       --------       --------
Net Income Available to Common Stockholders .................................      $ 85,020       $ 91,904       $ 45,111
                                                                                   ========       ========       ========
NetIncome Available to Common Stockholders Before Cumulative Effect of Change
   in Accounting Principle Per Weighted Average Common Share Outstanding:
     Basic ..................................................................      $   2.20       $   2.42       $   1.26
                                                                                   ========       ========       ========
     Diluted ................................................................      $   2.18       $   2.41       $   1.25
                                                                                   ========       ========       ========
Net Income Available to Common Stockholders Per
   Weighted Average Common Share Outstanding:
     Basic ..................................................................      $   2.20       $   2.42       $   1.20
                                                                                   ========       ========       ========
     Diluted ................................................................      $   2.18       $   2.41       $   1.20
                                                                                   ========       ========       ========


    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                                           Additional     Dist. In Excess
                                                                Preferred     Common        Paid-In         of Accum.
                                                    Total         Stock       Stock         Capital          Earnings
                                                    -----         -----       -----          -------          --------
Balance at December 31, 1997 ............        $  854,590         $17        $364        $  934,622       $ (76,996)
 Net Proceeds from Issuance of
    Preferred Stock .....................           192,700           1          --           192,699              --
 Net Proceeds from Issuance of
    Common Stock ........................            37,095          --          12            37,083              --
 Issuance of Restricted Stock ...........                --          --           1             2,344              --
 Amortization of Restricted Stock
    Grants ..............................             2,450          --          --                --              --
 Preferred Stock Dividends
    ($2.375 per Series A Share, $218.750
    per Series B Share,  $215.624 per
    Series C Share, $179.426 per Series D
    Share and $155.257per Series E
    Share) ..............................           (30,610)         --          --                --         (30,610)
 Distribution ($2.19 per Share/Unit) ....           (96,868)         --          --                --         (96,868)
 Net Income Before Minority Interest ....            83,682          --          --                --          83,682
 Minority Interest:
   Allocation of Income .................            (7,961)         --          --                --          (7,961)
   Distributions ($2.19 per Unit) .......            14,548          --          --                --          14,548
   Conversion of Units to Common
      Stock .............................             5,150          --           2             5,148              --
                                                 ----------         ---         ---        ----------       ---------
Balance at December 31, 1998 ............         1,054,776          18         379         1,171,896        (114,205)
 Net Proceeds from the Issuance of
    Common Stock ........................               845          --          --               845              --
 Issuance of Restricted Stock ...........                --          --           1             2,007              --
 Amortization of Restricted Stock
    Grants ..............................             1,233          --          --                --              --
 Preferred Stock Dividends
    ($2.375 per Series A Share, $218.750
    per Series B Share,  $215.624 per
    Series C Share, $198.748 per Series D
    Share and $197.500 per Series E
    Share) ..............................           (32,844)         --          --                --         (32,844)
 Distributions
    ($2.42 per Share/Unit) ..............          (109,608)         --          --                --        (109,608)
Net Income Before Minority Interest .....           142,357          --          --                --         142,357
 Minority Interest:
   Allocation of Income .................           (17,609)         --          --                --         (17,609)
   Distributions ($2.42 per Unit) .......            17,458          --          --                --          17,458
   Conversion of Units to Common
      Stock .............................             2,618          --           2             2,616              --
                                                 ----------         ---         ---        ----------       ---------
Balance at December 31, 1999 ............         1,059,226          18         382         1,177,364        (114,451)
Net Proceeds from the Issuance of
    Common Stock ........................            12,769          --           5            12,764              --
 Issuance of Restricted Stock ...........                --          --           3             9,686              --
 Amortization of Restricted Stock
    Grants ..............................             4,964          --          --                --              --
Purchase of Treasury Shares .............           (11,699)         --          --                --              --
Repurchase and Retirement of Restricted
    Stock ...............................              (466)         --          --              (466)             --
 Amortization of Stock Based
    Compensation ........................               383          --          --                --              --
 Preferred Stock Dividends
    ($2.375 per Series A Share, $218.750
    per Series B Share,  $215.624 per
    Series C Share, $198.748 per Series D
    Share and $197.500 per Series E
    Share) ..............................           (32,844)         --          --                --         (32,844)
 Distributions
    ($2.5175 per Share/Unit) ............          (115,749)         --          --                --        (115,749)
 Net Income Before Minority Interest ....           134,259          --          --                --         134,259
 Minority Interest:
   Allocation of Income .................           (16,395)         --          --                --         (16,395)
   Distributions ($2.5175 per Unit) .....            18,218          --          --                --          18,218
   Conversion of Units to Common
      Stock .............................             5,706          --           2             5,704              --
                                                 ----------         ---         ---        ----------       ---------
Balance at December 31, 2000 ............        $1,058,372         $18        $392        $1,205,052       $(126,962)
                                                 ==========         ===        ====        ==========       =========

                                                     Unearned         Amort. of Stock
                                                   Value of Rest.         Based            Treasury
                                                   Stock Grants       Compensation         Shares
                                                   ------------       ------------         ------
Balance at December 31, 1997 ............           $(3,417)            $    --          $     --
 Net Proceeds from Issuance of
    Preferred Stock .....................                --                  --                --
 Net Proceeds from Issuance of
    Common Stock ........................                --                  --                --
 Issuance of Restricted Stock ...........            (2,345)                 --                --
 Amortization of Restricted Stock
    Grants ..............................             2,450                  --                --
 Preferred Stock Dividends
    ($2.375 per Series A Share, $218.750
    per Series B Share,  $215.624 per
    Series C Share, $179.426 per Series D
    Share and $155.257per Series E
    Share) ..............................                --                  --                --
 Distribution ($2.19 per Share/Unit) ....                --                  --                --
 Net Income Before Minority Interest ....                --                  --                --
 Minority Interest:
   Allocation of Income .................                --
   Distributions ($2.19 per Unit) .......                --                  --                --
   Conversion of Units to Common
      Stock .............................                --                  --                --
                                                    -------             -------          --------
Balance at December 31, 1998 ............            (3,312)                 --                --
 Net Proceeds from the Issuance of
    Common Stock ........................                --                  --                --
 Issuance of Restricted Stock ...........            (2,008)                 --                --
 Amortization of Restricted Stock
    Grants ..............................             1,233                  --                --
 Preferred Stock Dividends
    ($2.375 per Series A Share, $218.750
    per Series B Share,  $215.624 per
    Series C Share, $198.748 per Series D
    Share and $197.500 per Series E
    Share) ..............................                --                  --                --
 Distributions
    ($2.42 per Share/Unit) ..............                --                  --                --
Net Income Before Minority Interest .....                --                  --                --
 Minority Interest:
   Allocation of Income .................                --
   Distributions ($2.42 per Unit) .......                --                  --
   Conversion of Units to Common
      Stock .............................                --                  --                --
                                                    -------             -------          --------
Balance at December 31, 1999 ............            (4,087)                 --                --
Net Proceeds from the Issuance of
    Common Stock ........................                --                  --                --
 Issuance of Restricted Stock ...........            (9,689)                 --                --
 Amortization of Restricted Stock
    Grants ..............................             4,964                  --                --
Purchase of Treasury Shares .............                --                  --           (11,699)
Repurchase and Retirement of Restricted
    Stock ...............................                --                  --                --
 Amortization of Stock Based
    Compensation ........................                --                 383                --
 Preferred Stock Dividends
    ($2.375 per Series A Share, $218.750
    per Series B Share,  $215.624 per
    Series C Share, $198.748 per Series D
    Share and $197.500 per Series E
    Share) ..............................                --                  --                --
 Distributions
    ($2.5175 per Share/Unit) ............                --                  --                --
 Net Income Before Minority Interest ....                --                  --                --
 Minority Interest:
   Allocation of Income .................                --                  --                --
   Distributions ($2.5175 per Unit) .....                --                  --                --
   Conversion of Units to Common
      Stock .............................                --                  --                --
                                                    -------             -------          --------
Balance at December 31, 2000 ............           $(8,812)            $   383           (11,699)
                                                    =======             =======          ========


    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                      Year Ended      Year Ended       Year Ended
                                                                     December 31,     December 31,     December 31,
                                                                        2000             1999             1998
                                                                        ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ...................................................      $ 117,864       $ 124,748       $  75,721
  Income Allocated to Minority Interest ........................         16,395          17,609           7,961
                                                                      ---------       ---------       ---------
  Income Before Minority Interest ..............................        134,259         142,357          83,682
  Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
     Depreciation ..............................................         59,840          62,208          57,565
     Amortization of Deferred Financing Costs ..................          1,750           1,362             917
     Other Amortization ........................................         10,703           6,272           8,074
     Valuation Provision on Real Estate Held for Sale ..........          2,900              --              --
     Provision for Bad Debt ....................................             50              --             550
     Equity in Income of Joint Ventures ........................           (571)           (302)            (45)
     Distributions from Joint Ventures .........................            571             302              --
     Gain on Sale of Real Estate ...............................        (29,296)        (29,797)         (5,349)
     Cumulative Effect of Change in Accounting Principle .......             --              --           1,976
     Increase in Tenant Accounts Receivable and Prepaid Expenses
          and Other Assets, Net ................................        (23,708)         (7,959)        (26,595)
     Increase in Deferred Rent Receivable ......................         (1,474)         (4,062)         (4,657)
     Increase in Accounts Payable and Accrued Expenses and Rents
          Received in Advance and Security Deposits ............          4,811           5,001          29,867
     Increase in Organization Costs ............................             --              --            (396)
     Decrease in Restricted Cash ...............................            406           1,515           3,507
                                                                      ---------       ---------       ---------
          Net Cash Provided by Operating Activities ............        160,241         176,897         149,096
                                                                      ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and Additions to Investment in Real Estate .........       (494,084)       (233,434)       (623,955)
  Net Proceeds from Sales of Investment in Real Estate .........        407,849         217,853          98,832
  Contributions to and Investments in Joint Ventures ...........            (37)         (2,522)         (4,413)
  Distributions from Joint Ventures ............................            287             572              --
  Funding of Mortgage Loans Receivable .........................             --            (739)             --
  Repayment of Mortgage Loans Receivable .......................         20,954           1,132           1,394
 (Increase) Decrease in Restricted Cash ........................        (22,269)          7,098          (7,412)
                                                                      ---------       ---------       ---------
          Net Cash Used in Investing Activities ................        (87,300)        (10,040)       (535,554)
                                                                      ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Sale of Common Stock ...........................             --              --          36,300
  Common Stock Underwriting Discounts/Offering Costs ...........             --            (200)         (3,159)
  Net Proceeds from Exercise of Employee Stock Options .........         12,478             732           2,544
  Proceeds from Sale of Preferred Stock ........................             --              --         200,000
  Preferred Stock Underwriting Discounts/Offering Costs ........             --              --          (7,300)
  Purchase of Treasury Shares ..................................        (11,699)             --              --
  Repurchase of Restricted Stock ...............................           (466)             --              --
  Purchase of U.S. Government Securities .......................         (1,244)             --              --
  Decrease (Increase) in Restricted Cash- Defeasance ...........             --              --         306,000
  Proceeds from Senior Unsecured Debt ..........................             --              --         299,517
  Other Proceeds from Senior Unsecured Debt ....................             --              --           2,760
  Other Costs of Senior Unsecured Debt .........................             --              --         (11,890)
  Dividends/Distributions ......................................       (113,632)       (108,527)        (91,796)
  Preferred Stock Dividends ....................................        (24,633)        (32,844)        (30,610)
  Repayments on Mortgage Loans Payable .........................         (2,300)         (3,459)       (301,947)
  Proceeds from Acquisition Facilities Payable .................        290,200         156,600         531,000
  Repayments on Acquisition Facilities Payable .................       (214,200)       (197,400)       (525,600)
  Cost of Debt Issuance ........................................         (2,323)           (973)        (10,760)
                                                                      ---------       ---------       ---------
          Net Cash Provided by (Used in) Financing Activities ..        (67,819)       (186,071)        395,059
                                                                      ---------       ---------       ---------
  Net Increase (Decrease) in Cash and Cash Equivalents .........          5,122         (19,214)          8,601
  Cash and Cash Equivalents, Beginning of Period ...............          2,609          21,823          13,222
                                                                      ---------       ---------       ---------
  Cash and Cash Equivalents, End of Period .....................      $   7,731       $   2,609       $  21,823
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

            First Industrial Realty Trust, Inc. and its subsidiaries (the "Company") began operations on July 1, 1994. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner. The Company is the sole stockholder of First Industrial Finance Corporation, First Industrial Pennsylvania Corporation, First Industrial Harrisburg Corporation, First Industrial Securities Corporation, First Industrial Mortgage Corporation, First Industrial Indianapolis Corporation, FI Development Services Corporation and First Industrial Florida Finance Corporation, which are the sole general partners of First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P. (the "Mortgage Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), First Industrial Development Services, L.P. and TK-SV, LTD., respectively and the Operating Partnership is the sole limited partner. The Operating Partnership is also the sole member of limited liability companies and the majority economic stockholder of FR Development Services, Inc. The Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns 10% equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties.

            As of December 31, 2000, the Company owned 969 in-service properties located in 25 states, containing an aggregate of approximately 68.2 million square feet (unaudited) of gross leasable area ("GLA"). Of the 969 properties owned by the Company, 805 are held by the Operating Partnership, 22 are held by the Financing Partnership, 22 are held by the Securities Partnership, 22 are held by the Mortgage Partnership, 24 are held by the Pennsylvania Partnership, six are held by the Harrisburg Partnership, six are held by the Indianapolis Partnership, one is held by TK-SV, LTD., 60 are held by limited liability companies of which the Operating Partnership is the sole member, and one is held by First Industrial Development Services, L.P.

2. BASIS OF PRESENTATION

            First Industrial Realty Trust, Inc. is the sole general partner of the Operating Partnership, with an approximate 84.3% ownership interest at December 31, 2000. Minority interest at December 31, 2000, represents the approximate 15.7% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

            The consolidated financial statements of the Company at December 31, 2000 and 1999 and for each of the three years ended December 31, 2000 include the accounts and operating results of the Company and its subsidiaries. Such financial statements present the Company's 10% equity interests in the September 1998 Joint Venture (hereinafter defined) and the September 1999 Joint Venture (hereinafter defined) under the equity method of accounting. All significant intercompany transactions have been eliminated in consolidation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2000 and 1999, and the reported amounts of revenues and expenses for the years ended December 31, 2000, 1999 and 1998. Actual results could differ from those estimates.

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

            Interest expense, real estate taxes and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:

                                                                                 Years
                                                                                 -----
                Buildings and Improvements...............................      31.5 to 40
                Land Improvements........................................      15
                Furniture, Fixtures and Equipment........................      5 to 10

            Construction expenditures for tenant improvements, leasehold improvements and leasing commissions are capitalized and amortized over the terms of each specific lease. Repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized.

Deferred Financing Costs

            Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $4,358 and $2,608 at December 31, 2000 and 1999, respectively. Unamortized deferred financing fees are written-off when debt is retired before the maturity date.

Investments in Joint Ventures

            Investments in Joint Ventures represents the Company's 10% equity interests in the September 1998 Joint Venture (hereinafter defined) and the September 1999 Joint Venture (hereinafter defined). The Company accounts for its Investments in Joint Ventures under the equity method of accounting. Under the equity method of accounting, the Company's share of earnings or losses of the September 1998 Joint Venture (hereinafter defined) and the September 1999 Joint Venture (hereinafter defined) is reflected in income as earned and contributions or distributions increase or decrease, respectively, the Company's Investments in Joint Ventures as paid or received, respectively.

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

            The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $2,050, and $2,000 as of December 31, 2000 and December 31, 1999, respectively.

Gain on Sale of Real Estate

            Gain on sale of real estate is recognized using the full accrual method. Gains relating to transactions which do not meet the full accrual method of accounting are deferred and recognized when the full accrual accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances. As the assets are sold, their costs and related accumulated depreciation are removed from the accounts with resulting gains or losses reflected in net income or loss. Estimated future costs to be incurred by the Company after completion of each sale are included in the determination of the gains on sales.

Income Taxes

            The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a result, the Company generally is not subject to federal income taxation at the corporate level to the extent it distributes annually at least 95% (90% beginning with January 1, 2001) of its REIT taxable income, as defined in the Code, to its stockholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

            The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. The provision for such state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

            For federal income tax purposes, the cash distributions paid to stockholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Distributions paid for the year ended December 31, 2000, totaling $97,531, are characterized 91.1% ($2.29 per share) as ordinary income and 8.9% ($.22 per share) as return of capital. Distributions paid for the year ended December 31, 1999, totaling $92,150, are characterized 88.3% ($2.14 per share) as ordinary income and 11.7% ($.28 per share) as return of capital. Distributions paid for the year ended December 31, 1998 totaling $82,320 are characterized 63.9% ($1.40 per share) as ordinary income, 34.6% ($.76 per share) as return of capital and 1.5% ($.03 per share) as long-term capital gain.

Earnings Per Common Share

            Net income per weighted average share - basic is based on the weighted average common shares outstanding. Net income per weighted average share - diluted is based on the weighted average common shares outstanding plus the effect of in-the-money employee stock options. See Note 12 for further disclosures.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Fair Value of Financial Instruments

            The Company's financial instruments include short-term investments, tenant accounts receivable, net, mortgage notes receivable, accounts payable, other accrued expenses, mortgage loans payable, acquisition facility payable, senior unsecured debt and certain put and call options issued in conjunction with two offerings of unsecured debt.

            The fair values of the short-term investments, tenant accounts receivable, net, mortgage notes receivable, accounts payable and other accrued expenses was not materially different from their carrying or contract values due to the short term nature of these financial instruments. See Note 5 for the fair values of the mortgage loans payable, acquisition facility payable, senior unsecured debt and certain put and call options issued in conjunction with initial offerings of unsecured debt.

Derivative Financial Instruments

            Historically, the Company has used interest rate protection agreements (the "Agreements") to fix the interest rate on anticipated offerings of senior unsecured debt, limit the interest rate on existing debt or convert floating rate debt to fixed rate debt. Receipts or payments that result from the settlement of Agreements used to fix the interest rate on anticipated offerings of senior unsecured debt are amortized over the life of the senior unsecured debt. Receipts or payments resulting from the Agreements that were used to limit the interest rate on existing debt are recognized as a component of interest expense. The cost basis of this type of instrument is amortized over the life of the instrument and is recognized in net income as well. Receipts or payments resulting from Agreements used to convert floating rate debt to fixed rate debt are recognized as a component of interest expense. Any Agreements which no longer qualify for hedge accounting are marked to market and any gain or loss is recognized in net income immediately. The credit risks associated with the Agreements are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of the Agreements, the Company's exposure is limited to the current value of the interest rate differential, not the notional amount, and the Company's carrying value of the Agreements on the balance sheet.

Segment Reporting

            Management views the Company as a single segment.

Recent Accounting Pronouncements

            The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") on June 1, 1998. Statement of Financial Accounting Standards No. 138 "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FAS Statement 133" was issued in June 2000. FAS 133, as amended, is effective for fiscal years beginning after June 15, 2000 as provided by Statement of Financial Accounting Standards No. 137 issued in July 1999. FAS 133, as amended, requires fair value accounting for all derivatives including recognizing all such instruments on the balance sheet with an offsetting amount recorded in the income statement or as part of comprehensive income. FAS 133, as amended, becomes effective for the Company for the year ending December 31, 2001. FAS 133 did not have an impact on the Company's consolidated financial position, consolidated results of operations or consolidated cash flows.

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

      The REIT Modernization Act, which was passed in 1999 and will take effect on January 1, 2001, modifies certain provisions of the Internal Revenue Code of 1986, as amended, with respect to the taxation of REITs. Two key provisions of this tax law change will impact future Company operations: the availability of a taxable REIT subsidiary which may be wholly-owned directly by a REIT and a reduction in the required level of distributions by a REIT to 90% of ordinary taxable income. The Company converted its preferred stock subsidiary to a wholly
- owned taxable REIT subsidiary in January 2001.

            In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 was required to be implemented in the fourth fiscal quarter of 2000. The adoption of SAB 101 did not have an effect on the Company's results of operations or its financial position as the Company's revenue recognition practices were compliant with the pronouncement.

4. INVESTMENTS IN JOINT VENTURES

      On September 28, 1998, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the "September 1998 Joint Venture") with an institutional investor to invest in industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership, owns a 10% equity interest in the September 1998 Joint Venture and provides property and asset management services to the September 1998 Joint Venture. On or after October 2000, under certain circumstances, the Company has the option of purchasing all of the properties owned by the September 1998 Joint Venture at a price to be determined in the future. The Company has not exercised this option. The Company received approximately $2,199 and $2,315 (net of the intercompany elimination) in acquisition, asset management and property management fees in 2000 and 1999, respectively, from the September 1998 Joint Venture. For the year ended December 31, 2000, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $4 and received distributions of approximately $796 from the September 1998 Joint Venture. For the year ended December 31, 1999, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $767 and received distributions of approximately $874 from the September 1998 Joint Venture. The Company accounts for the September 1998 Joint Venture under the equity method of accounting. As of December 31, 2000 the September 1998 Joint Venture owned 138 industrial properties comprising approximately 7.1 million square feet (unaudited) of GLA.

      On September 2, 1999, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a another joint venture arrangement (the "September 1999 Joint Venture") with an institutional investor to invest in industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership, owns a 10% equity interest in the September 1999 Joint Venture and provides property and asset management services to the September 1999 Joint Venture. On or after

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

4. INVESTMENTS IN JOINT VENTURES, CONTINUED

September 2001, under certain circumstances, the Company has the option of purchasing all of the properties by the September 1999 Joint Venture at a price to be determined in the future. The Company received approximately $557 and $993 (net of the intercompany elimination) in acquisition, asset management and property management fees in 2000 and 1999, respectively, from the September 1999 Joint Venture. For the year ended December 31, 2000, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, also invested approximately $33 and received distributions of approximately $62 in the September 1999 Joint Venture. For the year ended December 31, 1999, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $1,755 in the September 1999 Joint Venture. The Company accounts for the September 1999 Joint Venture under the equity method of accounting. As of December 31, 2000 the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet (unaudited) of GLA.

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE

Mortgage Loans Payable, Net

            On June 30, 1994, the Company, through the Financing Partnership, entered into a $300,000 mortgage loan. On April 4, 1997, the Company purchased U.S. Government securities as substitute collateral to execute a legal defeasance of the $300,000 mortgage loan (the "1994 Defeased Mortgage Loan"). On January 2, 1998, the Company used the gross proceeds from the maturity of the U.S. Government securities to pay off and retire the 1994 Defeased Mortgage Loan.

            On December 29, 1995 the Mortgage Partnership borrowed $40,200 under a mortgage loan (the "1995 Mortgage Loan"). In June 2000, the Mortgage Partnership purchased approximately $1.2 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $1.2 million of the 1995 Mortgage Loan. The terms of the legal defeasance require the Mortgage Partnership to use the gross proceeds from the maturities of the U.S. Government securities to paydown and subsequently retire the defeased portion of the 1995 Mortgage Loan in January 2003. The remaining portion of the 1995 Mortgage Loan matures on January 11, 2026. Upon the execution of the legal defeasance, one of the 23 properties collateralizing the 1995 Mortgage Loan was released and subsequently sold. The 1995 Mortgage Loan provides for monthly principal and interest payments based on a 28-year amortization schedule. The interest rate under the 1995 Mortgage Loan is fixed at 7.22% per annum through January 11, 2003. After January 11, 2003, the interest rate adjusts through a predetermined formula based on the applicable Treasury rate. The 1995 Mortgage Loan is collateralized by 22 properties held by the Mortgage Partnership. The 1995 Mortgage Loan may be prepaid on or after January 2003.

            Under the terms of the 1995 Mortgage Loan, certain cash reserves are required to be and have been set aside for tenants security deposits and payments of capital expenditures, interest, real estate taxes and insurance. The amount of cash reserves segregated for security deposits is adjusted as tenants turn over. The amounts included in the cash reserves relating to payments of capital expenditures, interest, real estate taxes and insurance were determined by the lender and approximate the next periodic payment of such items. At December 31, 2000 and 1999, these reserves totaled $1,186 and $1,425, respectively, and are included in Restricted Cash. Such cash reserves were invested in a money market fund at December 31, 2000. The maturity of these investments is one day; accordingly, cost approximates fair value.

            On March 20, 1996, the Company, through the Operating Partnership and the Indianapolis Partnership, entered into a $36,750 mortgage loan (the "CIGNA Loan") that is collateralized by seven properties in Indianapolis, Indiana and three properties in Cincinnati, Ohio. The CIGNA Loan bears interest at a fixed interest rate of 7.50% and provides for monthly principal and interest payments based on a 25-year amortization schedule. The CIGNA Loan

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE, CONTINUED

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

            On January 31, 1997, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $705 (the "LB Mortgage Loan II"). The LB Mortgage Loan II, which is collateralized by a property located in Long Island, New York, is interest free until February, 1998, at which time the LB Mortgage Loan II bears interest at 8.00% and provides for interest only payments prior to maturity. The LB Mortgage Loan II matures 180 days after the completion of a contingent event relating to the environmental status of the property collateralizing the loan.

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

            On July 16, 1998, the Company, through TK-SV, LTD., assumed a mortgage loan in the principal amount of $2,566 (the "Acquisition Mortgage Loan V"). The Acquisition Mortgage Loan V is collateralized by one property in Tampa, Florida, bears interest at a fixed rate of 9.01% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan V matures on

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE, CONTINUED

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

            On May 22, 1997, the Company, through the Operating Partnership, issued $100,000 of senior unsecured debt which matures on May 15, 2011 and bears a coupon interest rate of 7.375% (the "2011 Notes"). The issue price of the 2011 Notes was 99.348%. Interest is paid semi-annually in arrears on May 15 and November 15. The 2011 Notes are redeemable, at the option of the holder thereof, on May 15, 2004 (the "Put Option"). The Company received approximately $1,781 of proceeds from the holder for the Put Option. The Company amortizes the Put Option amount over the life of the Put Option as an adjustment to interest expense. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Notes prior to issuance. The debt issue discount and the settlement amount of the interest rate protection

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE, CONTINUED


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


            On December 8, 1997, the Company, through the Operating Partnership, issued $100,000 of unsecured debt which matures on December 1, 2017 and bears a coupon interest rate of 7.50% (the "2017 Notes"). The issue price of the 2017 Notes was 99.808%. Interest is paid semi-annually in arrears on June 1 and December 1. The Operating Partnership is amortizing the debt issue discount over the life of the 2017 Notes as an adjustment to interest expense.The 2017 Notes may be redeemed at any time at the option of the Company, in whole or in part, at a redemption price equal to the sum of the principal amount of the 2017 Notes being redeemed plus accrued interest thereon to the redemption date and any make-whole amount, as defined in the Prospectus Supplement relating to the 2017 Notes. The 2017 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

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

            On July 14, 1998, the Company, through the Operating Partnership, issued $200,000 of senior unsecured debt which matures on July 15, 2028 and bears a coupon interest rate of 7.60% (the "2028 Notes"). The issue price of the 2028 Notes was 99.882%. Interest is paid semi-annually in arrears on January 15 and July 15. The Company also settled interest rate protection agreements, in the notional amount of $150,000, which were used to fix the interest rate on the 2028 Notes prior to issuance. The debt issue discount and the settlement amount of the interest rate

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE, CONTINUED

protection agreements are being amortized over the life of the 2028 Notes as an adjustment to the interest expense. The 2028 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage. Approximately $50,000 of the 2028 Notes was purchased, through a broker/dealer, by an entity in which a Director of the Company owns greater than a ten percent interest.

Acquisition Facilities

      In December 1997, the Company terminated its $200,000 unsecured revolving credit facility and entered into a $300,000 unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility") which bore interest at LIBOR plus
 .80% or a "Corporate Base Rate" at the Company's election, and provided for interest only payments until maturity. In June 2000, the Company amended the 1997 Unsecured Acquisition Facility which extended the maturity date to June 30, 2003 and includes the right, subject to certain conditions, to increase the aggregate commitment up to $400,000 (the "2000 Unsecured Acquisition Facility"). The Company may borrow under the 2000 Unsecured Acquisition Facility to finance the acquisition and development of additional properties and for other corporate purposes, including to obtain additional working capital. The 2000 Unsecured Acquisition Facility contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE, CONTINUED

            The following table discloses certain information regarding the Company's mortgage loans, senior unsecured debt and acquisition facility payable:

                                      OUTSTANDING  BALANCE AT       ACCRUED INTEREST PAYABLE AT    INTEREST RATE AT
                                      -----------  ----------       ---------------------------    ----------------
                                   DECEMBER 31,    DECEMBER 31,     DECEMBER 31,   DECEMBER 31,    DECEMBER 31,     MATURITY
                                      2000             1999            2000           1999            2000           DATE
                                      ----             ----            ----           ----            ----           ----
MORTGAGE LOANS PAYABLE, NET
1995 Mortgage Loan ..........      $ 38,604(1)      $ 39,099         $   163        $   165          7.220%         1/11/26(1)
CIGNA Loan ..................        33,952           34,636             212            216          7.500%         4/01/03
Assumed Loans ...............         7,995            8,343              --             --          9.250%         1/01/13
LB Mortgage Loan  II ........           705              705               5             --          8.000%             (2)
Acquisition Mortgage Loan I .         3,294            3,591              --             --          8.500%         8/01/08
Acquisition Mortgage Loan II          7,432            7,630              --             --          7.750%         4/01/06
Acquisition Mortgage Loan III         3,214            3,350              --             --          8.875%         6/01/03
Acquisition Mortgage Loan IV          2,364            2,423              17             --          8.950%         10/01/06
Acquisition Mortgage Loan V .         2,729(3)         2,793(3)           --             --          9.010%         9/01/06
Acquisition Mortgage Loan VI            957(3)           991(3)           --             --          8.875%         11/01/06
Acquisition Mortgage Loan VII         1,329(3)         1,390(3)           --             --          9.750%         3/15/02
                                   --------         --------         -------        -------
Total .......................      $102,575         $104,951         $   397        $   381          6.900%         11/21/05
                                   ========         ========         =======        =======
SENIOR UNSECURED DEBT, NET
2005 Notes ..................      $ 50,000         $ 50,000         $   383        $   383          7.000%         12/01/06
2006 Notes ..................       150,000          150,000             875            875          7.600%         5/15/07
2007 Notes ..................       149,966(4)       149,961(4)        1,457          1,457          7.375%         5/15/11(5)
2011 Notes ..................        99,517(4)        99,470(4)          942            942          7.500%         12/01/17
2017 Notes ..................        99,838(4)        99,828(4)          625            625          7.150%         5/15/27(6)
2027 Notes ..................        99,872(4)        99,867(4)          914            914          7.600%         7/15/28
2028 Notes ..................       199,783(4)       199,776(4)        7,009          7,009          6.500%(8)      4/05/11(7)
2011 Drs ....................        99,805(4)        99,786(4)        1,553          1,553
                                   --------         --------         -------        -------
Total .......................      $948,781         $948,688         $13,758        $13,758
                                   ========         ========         =======        =======
ACQUISITION FACILITY PAYABLE
1997 Unsecured Acquisition
   Facility .................      $     --         $ 94,000         $    --        $   663            (9)              (9)
                                   ========         ========         =======        =======
2000 Unsecured Acquisition
   Facility .................      $170,000         $     --         $ 1,359        $    --          7.26%          6/30/03
                                   ========         ========         =======        =======

(1) Approximately $1.2 million of this loan has been defeased and will be paid in full in January 2003.
(2) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(3) At December 31, 2000, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $219, $49 and $35, respectively. At December 31, 1999, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $258, $57 and $64, respectively.
(4) At December 31, 2000, the 2007 Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $33, $483, $162, $128, $217 and $195, respectively. At December 31, 1999, the 2007
     Notes, 2011 Notes, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $39, $530, $172, $133, $224 and $214, respectively
(5) The 2011 Notes are redeemable at the option of the holder thereof, on May 15, 2004.
(6) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(7) The 2011 Drs. are required to be redeemed by the Operating Partnership on April 5, 2001 if the Remarketing Dealer elects not to remarket the 2011 Drs.
(8) The 2011 Drs. bear interest at an annual rate of 6.50% to the Remarketing Date. If the holder of the Call Option calls the 2011 Drs. and elects to remarket the 2011 Drs., then after the Remarketing Date, the interest rate on the 2011 Drs. will be reset at a fixed rate until April 5, 2011 based on a predetermined formula as disclosed in the related Prospectus Supplement.
(9)  The 1997 Unsecured Acquisition Facility was amended and restated in June
     2000.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE, CONTINUED


Fair Value

            At December 31, 2000 and 1999, the fair value of the Company's mortgage loans payable, senior unsecured debt, acquisition facility payable and Put and Call Option were as follows:

                                                               December 31, 2000                    December 31, 1999
                                                               -----------------                    -----------------
                                                        Carrying              Fair             Carrying             Fair
                                                         Amount              Value               Amount             Value
                                                         ------              -----               ------             -----
         Mortgage Loans Payable..............          $  102,575         $  104,088          $  104,951         $  101,445
         Senior Unsecured Debt...............             948,781            918,865             948,688            859,455
         Acquisition Facility Payable........             170,000            170,000              94,000             94,000
         Put Option and Call Option..........               1,089             12,150               2,263              3,950
                                                       ----------         ----------          ----------         ----------
         Total...............................          $1,222,445         $1,205,103          $1,149,902         $1,058,850
                                                       ==========         ==========          ==========         ==========

            The fair value of the Company's mortgage loans payable and Put and Call Option were determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of the acquisition facility payable was not materially different than its carrying value due to the variable interest rate nature of the loan. The fair value of the senior unsecured debt was determined by quoted market prices.


            The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                                                                   Amount
                                                                   ------
                                 2001                           $    2,514
                                 2002                                3,935
                                 2003                              208,334
                                 2004                                1,998
                                 2005                               52,177
                                 Thereafter                        952,609
                                                                ----------
                                 Total                          $1,221,567
                                                                ==========

            The maturity date of the LB Mortgage Loan II is based on a contingent event. As a result, the LB Mortgage Loan II is not included in the preceding table.

6. STOCKHOLDERS' EQUITY

Preferred Stock

            In 1995, the Company issued 1,650,000 shares of 9.5%, $.01 par value, Series A Cumulative Preferred Stock (the "Series A Preferred Stock") at an initial offering price of $25 per share. Dividends on the Series A Preferred Stock are cumulative from the date of initial issuance and are payable quarterly in arrears. The payment of dividends and amounts upon liquidation, dissolution or winding up ranks senior to the payments on the Company's $.01 par value common stock ("Common Stock"). The Series A Preferred Stock is not redeemable prior to November 17, 2000. On or after November 17, 2000, the Series A Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at $25.00 per share, or $41,250 in the aggregate, plus dividends accrued and unpaid to the redemption date (See Note 17). The Series A Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

6.       STOCKHOLDERS' EQUITY, CONTINUED

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

6.       STOCKHOLDERS' EQUITY, CONTINUED

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

         The following table summarizes certain information regarding the Company's preferred stock:

                                                 Stated Value at
                                          ------------------------------
                                                                                 Initial     Optional
                                          December 31,      December 31,         Dividend   Redemption
                                             2000              1999                Rate        Date
                                             ----              ----                ----        ----
        Series A Preferred Stock          $ 41,250          $ 41,250              9.500%     11/17/00

        Series B Preferred Stock           100,000           100,000              8.750%      5/14/02

        Series C Preferred Stock            50,000            50,000              8.625%      6/06/07

        Series D Preferred Stock           125,000           125,000              7.950%      2/04/03

        Series E Preferred Stock            75,000            75,000              7.900%      3/18/03
                                           -------           -------              -----       -------

        Total                             $391,250          $391,250
                                          ========          ========

Common Stock:

         On April 23, 1998, the Company issued, in a private placement, 1,112,644 shares of $.01 par value common stock (the "April 1998 Equity Offering"). The price per share in the April 1998 Equity Offering was $32.625, resulting in gross offering proceeds of $36,300. Proceeds to the Company, net of purchaser's discount and total offering expenses, were approximately $33,141.

     For the year ended December 31, 1998 certain employees of the Company exercised 108,500 non-qualified employee stock options. Gross proceeds to the Company were approximately $2,544.

     For the year ended December 31, 1999 certain employees of the Company exercised 33,000 non-qualified employee stock options. Gross proceeds to the Company were approximately $732.

     For the year ended December 31, 2000 certain employees of the Company exercised 518,550 non-qualified employee stock options. Gross proceeds to the Company were approximately $12,478.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

6.       STOCKHOLDERS' EQUITY, CONTINUED

Treasury Stock:

     In March 2000, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common stock. The Company may make purchases from time to time, if price levels warrant, in the open market or in privately negotiated transactions. During the year ended December 31, 2000, the Company repurchased 394,300 shares of its common stock at a weighted average price per share of approximately $29.67.

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

6.       STOCKHOLDERS' EQUITY, CONTINUED

Dividends/Distributions

         The following table summarizes dividends/distributions for the past two years:

 Common Stock/Operating Partnership Units

                                                                                      Dividend/
                                                                                    Distribution         Total
                                                                                     per Share/        Dividend/
                                   Record Date           Payable Date                   Unit          Distribution
                                   -----------           ------------                   ----          ------------
 First Quarter 1999            March 31, 1999          April 19, 1999                 $ .60000          $ 27,157

 Second Quarter 1999           June 30, 1999           July 19, 1999                  $ .60000          $ 27,157

 Third Quarter 1999            September 30, 1999      October 18, 1999               $ .60000          $ 27,157

 Fourth Quarter 1999           December 31, 1999       January 24, 2000               $ .62000          $ 28,164

 First Quarter 2000            March 31, 2000          April 19, 2000                 $ .62000          $ 28,462

 Second Quarter 2000           June 30, 2000           July 19, 2000                  $ .62000          $ 28,601

 Third Quarter 2000            September 30, 2000      October 18, 2000               $ .62000          $ 28,409

 Fourth Quarter 2000           December 31, 2000       January 22, 2001               $ .65750          $ 30,275

 Series A Preferred Stock


                                                                                     Dividend/           Total
                                                                                    Distribution        Dividend/
                                  Record Date             Payable Date               per Share        Distribution
                                  -----------             ------------                  ----          ------------
First Quarter 1999             March 15, 1999          March 31, 1999                $ .59375            $ 980

Second Quarter 1999            June 15, 1999           June 30, 1999                 $ .59375            $ 980

Third Quarter 1999             September 15, 1999      September 30, 1999            $ .59375            $ 980

Fourth Quarter 1999            December 15, 1999       December 31, 1999             $ .59375            $ 980

First Quarter 2000             March 15, 2000          March 31, 2000                $ .59375            $ 980

Second Quarter 2000            June 15, 2000           June 30, 2000                 $ .59375            $ 980

Third Quarter 2000             September 15, 2000      September 30, 2000            $ .59375            $ 980

Fourth Quarter 2000            December 15, 2000       December 31, 2000             $ .59375            $ 980

 Series B Preferred Stock


                                                                                Dividend/       Total
                                                                              Distribution     Dividend/
                                  Record Date             Payable Date         per Share      Distribution
                                  -----------             ------------            ----       ------------
First Quarter 1999             March 15, 1999          March 31, 1999         $ 54.68750        $ 2,188

Second Quarter 1999            June 15, 1999           June 30, 1999          $ 54.68750        $ 2,188

Third Quarter 1999             September 15, 1999      September 30, 1999     $ 54.68750        $ 2,188

Fourth Quarter 1999            December 15, 1999       December 31, 1999      $ 54.68750        $ 2,188

First Quarter 2000             March 15, 2000          March 31, 2000         $ 54.68750        $ 2,188

Second Quarter 2000            June 15, 2000           June 30, 2000          $ 54.68750        $ 2,188

Third Quarter 2000             September 15, 2000      September 30, 2000     $ 54.68750        $ 2,188

Fourth Quarter 2000            December 15, 2000       December 31, 2000      $ 54.68750        $ 2,188

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

6.       STOCKHOLDERS' EQUITY, CONTINUED

 Series C Preferred Stock


                                                                                    Dividend/             Total
                                                                                   Distribution         Dividend/
                                   Record Date            Payable Date              per Share          Distribution
                                   -----------            ------------              ---------          ------------
First Quarter 1999             March 15, 1999          March 31, 1999              $ 53.90600            $ 1,078

Second Quarter 1999            June 15, 1999           June 30, 1999               $ 53.90600            $ 1,078

Third Quarter 1999             September 15, 1999      September 30, 1999          $ 53.90600            $ 1,078

Fourth Quarter 1999            December 15, 1999       December 31, 1999           $ 53.90600            $ 1,078

First Quarter 2000             March 15, 2000          March 31, 2000              $ 53.90600            $ 1,078

Second Quarter 2000            June 15, 2000           June 30, 2000               $ 53.90600            $ 1,078

Third Quarter 2000             September 15, 2000      September 30, 2000          $ 53.90600            $ 1,078

Fourth Quarter 2000            December 15, 2000       December 31, 2000           $ 53.90600            $ 1,078


 Series D Preferred Stock


                                                                                    Dividend/             Total
                                                                                   Distribution         Dividend/
                                  Record Date             Payable Date              per Share         Distribution
                                  -----------             ------------              ---------         ------------
First Quarter 1999             March 15, 1999          March 31, 1999              $ 49.68700           $ 2,484

Second Quarter 1999            June 15, 1999           June 30, 1999               $ 49.68700           $ 2,484

Third Quarter 1999             September 15, 1999      September 30, 1999          $ 49.68700           $ 2,484

Fourth Quarter 1999            December 15, 1999       December 31, 1999           $ 49.68700           $ 2,484

First Quarter 2000             March 15, 2000          March 31, 2000              $ 49.68700           $ 2,484

Second Quarter 2000            June 15, 2000           June 30, 2000               $ 49.68700           $ 2,484

Third Quarter 2000             September 15, 2000      September 30, 2000          $ 49.68700           $ 2,484

Fourth Quarter 2000            December 15, 2000       December 31, 2000           $ 49.68700           $ 2,484

 Series E Preferred Stock


                                                                                    Dividend/             Total
                                                                                   Distribution         Dividend/
                                   Record Date              Payable Date            per Share          Distribution
                                   -----------              ------------            ---------          ------------
First Quarter 1999             March 15, 1999          March 31, 1999              $ 49.37500            $1,480

Second Quarter 1999            June 15, 1999           June 30, 1999               $ 49.37500            $1,480

Third Quarter 1999             September 15, 1999      September 30, 1999          $ 49.37500            $1,480

Fourth Quarter 1999            December 15, 1999       December 31, 1999           $ 49.37500            $1,480

First Quarter 2000             March 15, 2000          March 31, 2000              $ 49.37500            $1,480

Second Quarter 2000            June 15, 2000           June 30, 2000               $ 49.37500            $1,480

Third Quarter 2000             September 15, 2000      September 30, 2000          $ 49.37500            $1,480

Fourth Quarter 2000            December 15, 2000       December 31, 2000           $ 49.37500            $1,480

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

         In 2000, the Company acquired 83 in-service industrial properties and one industrial property under redevelopment comprising, in the aggregate, approximately 5.8 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $323,529 and completed the development of 26 properties and two redevelopments comprising approximately 4.1 million square feet (unaudited) of GLA at a cost of approximately $147,954.

8.       SALES OF REAL ESTATE AND REAL ESTATE HELD FOR SALE

         In 1998, the Company sold 41 in-service properties and several parcels of land. Gross proceeds from these sales totaled approximately $99,904. Approximately 56,300 of the gross proceeds were received from the September 1998 Joint Venture (the Company sold 21 of the 41 properties to the September 1998 Joint Venture at the Company's net book value). The gain on sales totaled approximately $5,349.

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

         In 2000, the Company sold 109 industrial properties and several land parcels. The aggregate gross sales price of these sales totaled approximately $433,713. The gain on sales totaled approximately $29,296.

         The Company has an active sales program through which it is continually engaged in identifying and evaluating its current portfolio for potential sales candidates in order to redeploy capital. At December 31, 2000, the Company had 85 industrial properties comprising approximately 8.0 million square feet (unaudited) of GLA held for sale. There can be no assurance that such properties held for sale will be sold.

         The following table discloses certain information regarding the 85 industrial properties held for sale by the Company.


                                                                YEAR ENDED
                                                 ----------------------------------------
                                                 2000              1999              1998
                                                 ----              ----              ----
        Total Revenues                         $35,406           $33,712           $31,213
        Operating Expenses                      (9,407)           (8,944)           (7,902)
        Depreciation and Amortization           (3,615)           (6,314)           (5,754)
                                                ------            ------            ------
        Income from Operations                 $22,384           $18,454           $17,557
                                                ======            ======            ======

         In 2000, the Company recognized a valuation provision on real estate held for sale of $2,900 relating to the Company's exit market portfolio of properties in Grand Rapids, Michigan. The fair value was determined by a quoted market price less transaction costs.

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

10.      RESTRUCTURING AND ABANDONED PURSUIT COSTS CHARGE

         In connection with management's plan to improve operating efficiencies and reduce costs, the Company recognized a restructuring and abandoned pursuit costs charge of approximately $11,941 in 1998. The restructuring charge includes approximately $6,858 in severance costs, of which approximately $1,206 is non-cash relating to immediate vesting of restricted stock. The cash portion of the severance costs were paid in fiscal year 1999. Approximately $5,083 of the charge relates to abandoned acquisitions.

11.      SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

         Supplemental disclosure of cash flow information:

                                      Year Ended        Year Ended        Year Ended
                                      December 31,      December 31,      December 31,
                                         2000              1999              1998
                                         ----              ----              ----
     Interest paid, net of
      capitalized interest .........  $83,213           $79,866           $64,294
                                      =======           =======           =======
     Interest capitalized ..........  $ 5,203           $ 5,568           $ 3,643
                                      =======           =======           =======
Supplemental schedule of noncash
investing and financing activities:

     Distribution payable on
     common stock/units ............  $30,281           $28,164           $27,081
                                      =======           =======           =======
     Distribution payable on
     preferred stock ...............  $ 8,211           $    --           $    --
                                      =======           =======           =======

Exchange of units for common shares:
     Minority interest .............  $(5,706)          $(2,618)          $(5,150)
     Common stock ..................        2                 2                 2
     Additional paid in capital ....    5,704             2,616             5,148
                                      -------           -------           -------
                                      $    --           $    --           $    --
                                      =======           =======           =======

In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:

Purchase of real estate ....          $323,529           $ 75,226         $  537,837
Mortgage loans .............                --                 --             (8,771)
Operating partnership units             (3,474)            (4,274)           (49,413)
Accounts payable and
    accrued expenses .......            (3,869)              (342)            (5,001)
                                       -------             ------            -------

Acquisition of real estate .          $316,186           $ 70,610         $  474,652
                                       =======             ======            =======

In conjunction with certain property sales, the Company provided seller financing on behalf of certain buyers:

     Notes Receivable ......          $  7,749           $ 17,620         $       --
                                       =======             ======            =======

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


12      EARNINGS PER SHARE

         The computation of basic and diluted EPS is presented below.

                                                          Year Ended            Year Ended            Year Ended
                                                         December 31,          December 31,          December 31,
                                                             2000                  1999                  1998
                                                             ----                  ----                  ----
Numerator:

Income Before Cumulative Effect of Change in
  Accounting Principle ........................           $  117,864            $  124,748            $   77,697
  Less: Preferred Stock Dividends .............              (32,844)              (32,844)              (30,610)
                                                          ----------            ----------            ----------
  Net Income Available to Common Stockholders Before
     Cumulative Effect of Change in Accounting
     Principle - For Basic and Diluted EPS ....               85,020                91,904                47,087
  Cumulative Effect of Change in Accounting
  Principle ...................................                   --                    --                (1,976)
                                                          ----------            ----------            ----------
  Net Income Available to Common Stockholders
      - For Basic and Diluted EPS .............           $   85,020            $   91,904            $   45,111
                                                          ==========            ==========            ==========
Denominator:
  Weighted Average Common Shares - Basic ......           38,660,516            38,042,214            37,444,961

  Effect of Dilutive Securities:
     Employee and Director Common Stock Options              256,069               101,801               182,515
                                                          ----------            ----------            ----------
  Weighted Average Common Shares - Diluted ....           38,916,585            38,144,015            37,627,476
                                                          ==========            ==========            ==========

Basic EPS:
  Net Income Available to Common Stockholders Before
      Cumulative Effect of Change in Accounting
      Principle ....................................      $     2.20            $     2.42            $     1.26
                                                          ==========            ==========            ==========
  Cumulative Effect of Change in Accounting
  Principle ..........................................    $       --            $       --            $     (.05)
                                                          ==========            ==========            ==========
  Net Income Available to Common Stockholders ......      $     2.20            $     2.42             $    1.20
                                                          ==========            ==========            ==========
Diluted EPS:

  Net Income Available to Common Stockholders Before
      Cumulative Effect of Change in Accounting
      Principle ....................................      $     2.18            $     2.41            $     1.25
                                                          ==========            ==========            ==========

  Cumulative Effect of Change in Accounting
  Principle ........................................      $       --            $       --            $     (.05)
                                                          ==========            ==========            ==========
  Net Income Available to Common Stockholders ......      $     2.18            $     2.41            $     1.20
                                                          ==========            ==========            ==========

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


13.      FUTURE RENTAL REVENUES

         The Company's properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 2000 are approximately as follows:

                           2001           $  271,452
                           2002              224,814
                           2003              172,922
                           2004              128,500
                           2005               85,939
                           Thereafter        235,135
                                           ---------
                              Total       $1,118,762
                                           =========

14.      EMPLOYEE BENEFIT PLANS

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

         The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards, (iv) performance share awards and (v) dividend equivalent rights. The exercise price of the stock options are determined by the Compensation Committee. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Company. As of December 31, 2000, stock options covering 3.0 million shares were outstanding and stock options covering 3.5 million shares were available under the Stock Incentive Plans. The outstanding stock options generally vest over one to three year periods and have lives of ten years. Stock option transactions are summarized as follows:

                                                              Weighted Average
                                                               Exercise Price          Exercise
                                                  Shares         per Share          Price Per Share
                                                  ------         ---------          ---------------
Outstanding at December 31, 1997 ..........     1,331,500         $25.67             $18.25-$30.375
   Granted ................................     5,248,200         $34.92              $24.00-$35.81
   Exercised or Converted .................      (165,500)        $23.14              $20.25-$30.38
   Expired or Terminated ..................    (1,417,200)        $35.42              $22.75-$35.81
                                               ----------
Outstanding at December 31, 1998 ..........     4,997,000         $32.70              $18.25-$35.81
   Granted ................................     1,041,567         $25.35              $25.13-$27.69
   Exercised or Converted .................       (68,000)        $22.79              $20.25-$25.13
   Expired or Terminated ..................    (3,194,300)        $35.31              $22.75-$35.81
                                               ----------
Outstanding at December 31, 1999 ..........     2,776,267         $27.04             $18.25-$31.125
   Granted ................................       937,250         $27.34             $27.125-$30.00
   Exercised or Converted .................      (605,550)        $24.58             $18.25-$31.125
   Expired or Terminated ..................       (84,500)        $28.63            $25.125-$31.125
                                               ----------
Outstanding at December 31, 2000                3,023,467         $27.61             $18.25-$31.125
                                               ==========

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

14.       EMPLOYEE BENEFIT PLANS, CONTINUED

         The following table summarizes currently outstanding and exercisable options as of December 31, 2000:

                                             Options Outstanding                          Options Exercisable
                                 ---------------------------------------------       -----------------------------
                                                   Weighted
                                                    Average           Weighted                            Weighted
                                                   Remaining           Average                             Average
                                    Number        Contractual         Exercise          Number            Exercise
Range of Exercise Price          Outstanding         Life              Price          Exercisable           Price
-----------------------          -----------         ----              -----          -----------           -----
$18.25-$25.13                      911,900            6.7             $23.99             911,900           $23.99
$26.44-$31.13                    2,111,567            8.2             $29.17           1,195,417           $30.48

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in accounting for its Stock Incentive Plans. Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company's stock on the date of grant. Certain options issued in 2000 were issued with a strike price less than the fair value of the Company's stock on the date of grant. Compensation expense is being recognized for the intrinsic value of these options determined at the date of grant over the vesting period.

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

                                                                                              For the Year Ended
                                                                                              ------------------
                                                                                     2000            1999             1998
                                                                                     ----            ----             ----
        Net Income Available to Common Stockholders- as reported...............    $85,020        $91,904           $45,111
        Net Income Available to Common Stockholders- pro forma.................    $84,075        $90,036           $43,324
        Net Income Available to Common Stockholders per Share- as reported-
        Basic..................................................................    $  2.20        $  2.42           $  1.20
        Net Income Available to Common Stockholders per Share- pro forma- Basic    $  2.17        $  2.37           $  1.16
        Net Income Available to Common Stockholders per Share- as reported-
        Diluted................................................................    $  2.18        $  2.41           $  1.20
        Net Income Available to Common Stockholders per Share- pro forma-
        Diluted................................................................    $  2.16        $  2.36           $  1.15

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
           Expected dividend yield.............................................       8.33%          8.88%             8.01%
           Expected stock price volatility.....................................      20.30%         20.55%            20.56%
           Risk-free interest rate.............................................       6.18%          5.30%             5.64%
           Expected life of options............................................       3.05           2.73              3.74

        The weighted average fair value of options granted during 2000, 1999 and 1998 is 2.91, 1.79 and 2.95 per option, respectively.

         In September 1994, the Board of Directors approved and the Company adopted a 401(k)/Profit Sharing Plan. Under the Company's 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. The Company may make, but is not required to make, matching contributions. For the years ended December 31, 2000, 1999 and 1998, the Company made matching contributions of approximately $211, $208 and $198, respectively. In March 1996, the Board of Directors approved and the Company adopted a Deferred Income Plan (the "Plan"). At December 31, 2000, 765,159 units were outstanding. The expense related to these deferred income benefits is included in general and administrative and property management expense in the consolidated statements of operations.

         During 1998, the Company awarded 51,850 shares of restricted Common Stock to certain employees and 2,769 shares of restricted Common Stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 13,602 shares of restricted Common Stock. These restricted shares of Common

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

14.      EMPLOYEE BENEFIT PLANS, CONTINUED

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

         During 2000, the Company awarded 355,139 shares of restricted Common Stock to certain employees and 3,663 shares of restricted Common Stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 14,903 shares of restricted Common Stock. These restricted shares of Common Stock had a fair value of $9,689 on the date of grant. The restricted Common Stock vests over a period from three to ten years. Compensation expense will be charged to earnings over the vesting period.

15.      RELATED PARTY TRANSACTIONS

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

         The Company periodically engages in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of one of the Company's officers/Directors is an employee of CB Richard Ellis, Inc. For the years ended December 31, 2000, 1999 and 1998, this relative received brokerage commissions in the amount of $60, $18 and $130, respectively, from the Company.

         The Company periodically utilizes consulting services from the private consulting firm of one of the Company's Directors. For the year ended December 31, 2000, 1999 and 1998 the Company has paid approximately $5, $15 and $36 of fees, respectively, to this entity.

         In January and February 2001, FR Development Services, Inc. ("FRDS") purchased all of the voting and non-voting shares (a total of 25,790 shares) of FRDS held by certain executive officers of the Company for approximately $1.3

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

15.      RELATED PARTY TRANSACTIONS, CONTINUED

million, in connection with FRDS' election to become a wholly owned taxable REIT subsidiary of the Company. At the time of the transaction, these executive officers had equity interests in FRDS totaling 2.76%.

16.      COMMITMENTS AND CONTINGENCIES

         In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.

         Thirty-one properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times at appraised fair market value or at a fixed purchase price generally in excess of the Company's depreciated cost of the asset. The Company has no notice of any exercise of any tenant purchase option.

         The Company has committed to the construction of 21 industrial properties totaling approximately 4.0 million square feet (unaudited) of GLA. The estimated total construction costs are approximately $177.7 million (unaudited). These developments are expected to be funded with net proceeds from the sales of properties, borrowings under the 2000 Unsecured Acquisition Facility and cash flow from operations.

         At December 31, 2000, the Company had four letters of credit outstanding in the aggregate amount of $1.8 million. These letters of credit expire between August 2001 and March 2003.

17.      SUBSEQUENT EVENTS (UNAUDITED)

         During the period January 1, 2001 through March 2, 2001, the Company acquired 21 industrial properties and several land parcels for a total estimated investment of approximately $71,375. The Company also sold two industrial properties and one land parcel for approximately $2,737 of gross proceeds.

          On March 9, 2001, the Company declared a first quarter dividend of .6575 per share/unit on its common stock which is payable on April 23, 2001. The
Company also declared a first quarter dividend of $.59375 per share, $54.688 per share ($.54688 per depositary share), $53.906 per share ($.53906 per depositary share), $49.687 per share ($.49687 per depositary share) and $49.375 per share ($.49375 per depositary share) on its Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, respectively, which is payable on April 2, 2001.

     On March 9, 2001, the Company called for the redemption of all of its outstanding Series A Preferred Stock at the price of 25.00 per share, plus accrued and unpaid dividends. The redemption date will be April 9, 2001.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



18.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                          YEAR ENDED DECEMBER 31, 2000
                                                                          ----------------------------
                                                            FIRST            SECOND            THIRD           FOURTH
                                                           QUARTER           QUARTER          QUARTER         QUARTER
                                                           --------          --------         -------         -------
Total Revenues ...................................         $95,148           $94,266          $96,551         $100,103
Equity In Income of Joint Ventures ...............              31                88               70              382
Income Allocated to Minority Interest ............          (3,799)           (4,310)          (4,041)          (4,245)
Income from Operations ...........................          22,465            20,567           24,623           20,913
Gain on Sale of Real Estate ......................           5,874            10,057            6,280            7,085
Net Income .......................................          28,339            30,624           30,903           27,998
Preferred Stock Dividends ........................          (8,211)           (8,211)          (8,211)          (8,211)
                                                           -------           -------          -------         --------
Net Income Available to Common Stockholders ......         $20,128           $22,413          $22,692         $ 19,787
                                                           =======           =======          =======         ========
   Net Income Available to Common Stockholders per
      Weighted
   Average Common Share Outstanding:
                                Basic ............         $   .52           $   .58          $   .58         $    .51
                                                           =======           =======          =======         ========
                                Diluted ..........         $   .52           $   .58          $   .58         $    .51
                                                           =======           =======          =======         ========

                                                                         YEAR ENDED DECEMBER 31, 1999
                                                                         ----------------------------
                                                            FIRST           SECOND          THIRD           FOURTH
                                                           QUARTER         QUARTER         QUARTER         QUARTER
                                                           --------        --------        --------        -------
Total Revenues ...................................         $95,428         $93,993         $94,131         $90,603
Equity In Income (Loss) of Joint Ventures ........             126             120             126             (70)
Income Allocated to Minority Interest ............          (3,443)         (4,252)         (6,106)         (3,808)
Income from Operations ...........................          24,090          23,470          23,664          23,727
Gain on Sale of Real Estate ......................           1,545           6,797          16,999           4,456
Net Income .......................................          25,635          30,267          40,663          28,183
Preferred Stock Dividends ........................          (8,211)         (8,211)         (8,211)         (8,211)
                                                           -------         -------          -------        -------
Net Income Available to Common Stockholders ......         $17,424         $22,056         $32,452         $19,972
                                                           =======         =======          =======        =======
   Net Income Available to Common Stockholders per
      Weighted
   Average Common Share Outstanding:
                                Basic ............         $   .46         $   .58         $   .85         $   .52
                                                           =======         =======         =======         =======
                                Diluted ..........         $   .46         $   .58         $   .85         $   .52
                                                           =======         =======         =======         =======

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of First Industrial Realty Trust, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 9, 2001 of First Industrial Realty Trust, Inc. which report and consolidated financial statements are included in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
Chicago, Illinois
February 9, 2001

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                                  SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                           COSTS
                                                                                        CAPITALIZED
                                                                                       SUBSEQUENT TO       GROSS AMOUNT CARRIED
                                                                           (b)         ACQUISITION OR   AT CLOSE OF PERIOD 12/31/00
                                                                       INITIAL COST      COMPLETION    -----------------------------
                                     LOCATION             (a)       -----------------  AND VALUATION           BUILDING AND
BUILDING ADDRESS                   (CITY/STATE)       ENCUMBRANCES   LAND   BUILDINGS    PROVISION      LAND   IMPROVEMENTS   TOTAL
----------------                   ------------       ------------  ------  ---------    ---------     ------  ------------  -------
ATLANTA
4250 River Green Parkway            Duluth, GA            (d)       $  264   $ 1,522     $    77       $  264     $ 1,599    $ 1,863
3400 Corporate Parkway              Duluth, GA            (d)          281     1,621         351          281       1,972      2,253
3450 Corporate Parkway              Duluth, GA            (d)          506     2,904         162          506       3,066      3,572
3500 Corporate Parkway              Duluth, GA            (d)          260     1,500          94          260       1,594      1,854
3425 Corporate Parkway              Duluth, GA            (d)          385     2,212         184          385       2,396      2,781
1650 GA Highway 155                 Atlanta, GA                        788     4,544         335          788       4,879      5,667
14101 Industrial Park Boulevard     Atlanta, GA                        285     1,658         532          285       2,190      2,475
801-804 Blacklawn Road              Atlanta, GA                        361     2,095         227          361       2,322      2,683
1665 Dogwood Drive                  Atlanta, GA                        635     3,662         222          635       3,884      4,519
1715 Dogwood Drive                  Atlanta, GA                        288     1,675         216          288       1,891      2,179
11235 Harland Drive                 Atlanta, GA                        125       739          52          125         791        916
700 Westlake Parkway                Atlanta, GA                        213     1,551         626          224       2,166      2,390
800 Westlake Parkway                Atlanta, GA                        450     2,645         531          479       3,147      3,626
4050 Southmeadow Parkway            Atlanta, GA                        401     2,813         166          425       2,955      3,380
4051 Southmeadow Parkway            Atlanta, GA                        697     3,486         865          726       4,322      5,048
4071 Southmeadow Parkway            Atlanta, GA                        750     4,460         772          828       5,154      5,982
4081 Southmeadow Parkway            Atlanta, GA                      1,012     5,450         687        1,157       5,992      7,149
1875 Rockdale Industrial Blvd.      Atlanta, GA                        386     2,264         209          387       2,472      2,859
3312 N. Berkeley Lake Road          Duluth, GA                       2,937    16,644       1,585        3,052      18,114     21,166
370 Great Southwest Parkway(n)      Atlanta, GA                        527     2,984         489          546       3,454      4,000
955 Cobb Place                     Kennesaw, GA                        780     4,420         170          804       4,566      5,370
1640 Sands Place                   Marietta, GA                        162       920         179          166       1,095      1,261
7000 Highland Parkway               Smyrna, GA                         761     4,213         107          696       4,385      5,081
2084 Lake Industrial Court          Conyers, GA                        662        --       4,717          804       4,575      5,379
2039 Monier Blvd                Lithia Springs, GA                     651     3,340           1          652       3,340      3,992
1005 Sigman Road                    Conyers, GA                        566     3,134         105          574       3,231      3,805
2050 East Park Drive                Conyers, GA                        452     2,504         183          459       2,680      3,139
1003 Sigman Road                    Conyers, GA                        499     2,761          95          506       2,849      3,355
201 Greenwood                      McDonough, GA                     2,066       304      18,950        2,205      19,115     21,320
220 Greenwood                      McDonough, GA                     2,015        --       9,102        2,015       9,102     11,117

BALTIMORE
3431 Benson                        Baltimore, MD                       553     3,062         108          562       3,161      3,723
1801 Portal                        Baltimore, MD                       251     1,387         168          271       1,535      1,806
1811 Portal                        Baltimore, MD                       327     1,811         347          354       2,131      2,485
1831 Portal                        Baltimore, MD                       268     1,486         453          290       1,917      2,207
1821 Portal                        Baltimore, MD                       430     2,380       1,401          467       3,744      4,211
1820 Portal                        Baltimore, MD          (j)          884     4,891         455          899       5,331      6,230
6615 Tributary                     Baltimore, MD                       420     2,327         120          432       2,435      2,867
7340 Executive                     Frederick, MD                       936     5,182         208          957       5,369      6,326
4845 Governers Way                 Frederick, MD                       810     4,487         131          824       4,604      5,428
8900 Yellow Brick Road             Baltimore, MD                       447     2,473         238          475       2,683      3,158
7476 New Ridge                      Hanover, MD                        394     2,182         155          401       2,330      2,731
1328 Charwood Road                  Hanover, MD                        717     3,968         765          715       4,735      5,450
8779 Greenwood Place                Savage, MD                         704     3,896         168          727       4,041      4,768
1350 Blair Drive                    Odenton, MD                        301     1,706          52          313       1,746      2,059
1360 Blair Drive                    Odenton, MD                        321     1,820          54          329       1,866      2,195
1370 Blair Drive                    Odenton, MD                        381     2,161          65          391       2,216      2,607

BATON ROUGE
11200 Industriplex Blvd.          Baton Rouge, LA                      463     2,624         994          610       3,471      4,081
11441 Industriplex Blvd.          Baton Rouge, LA                      331     1,874         568          384       2,389      2,773
11301 Industriplex Blvd.          Baton Rouge, LA                      265     1,499         304          305       1,763      2,068
6565 Exchequer Drive              Baton Rouge, LA                      409     2,319         182          421       2,489      2,910

CENTRAL PENNSYLVANIA
1214-B+B102 Freedom Road        Cranberry Township, PA                  31       994         617          205       1,437      1,642
401 Russell Drive                 Middletown, PA                       262       857       1,474          287       2,306      2,593
2700 Commerce Drive               Harrisburg, PA                       196       997         670          206       1,657      1,863
2701 Commerce Drive               Harrisburg, PA                       141       859       1,172          164       2,008      2,172
2780 Commerce Drive               Harrisburg, PA                       113       743       1,033          209       1,680      1,889
7125 Grayson Road                 Harrisburg, PA                     1,514     8,779           6        1,514       8,785     10,299

                                                      ACCUMULATED
                                     LOCATION         DEPRECIATION   YEAR BUILT/    DEPRECIABLE
BUILDING ADDRESS                   (CITY/STATE)         12/31/00     RENOVATED     LIVES (YEARS)
----------------                   ------------         --------     ---------     -------------
ATLANTA
4250 River Green Parkway            Duluth, GA          $    275       1988             (u)
3400 Corporate Parkway              Duluth, GA               408       1987             (u)
3450 Corporate Parkway              Duluth, GA               502       1988             (u)
3500 Corporate Parkway              Duluth, GA               274       1991             (u)
3425 Corporate Parkway              Duluth, GA               477       1990             (u)
1650 GA Highway 155                 Atlanta, GA              888       1991             (u)
14101 Industrial Park Boulevard     Atlanta, GA              307       1984             (u)
801-804 Blacklawn Road              Atlanta, GA              515       1982             (u)
1665 Dogwood Drive                  Atlanta, GA              609       1973             (u)
1715 Dogwood Drive                  Atlanta, GA              367       1973             (u)
11235 Harland Drive                 Atlanta, GA              137       1988             (u)
700 Westlake Parkway                Atlanta, GA              421       1990             (u)
800 Westlake Parkway                Atlanta, GA              590       1991             (u)
4050 Southmeadow Parkway            Atlanta, GA              499       1991             (u)
4051 Southmeadow Parkway            Atlanta, GA              795       1989             (u)
4071 Southmeadow Parkway            Atlanta, GA              862       1991             (u)
4081 Southmeadow Parkway            Atlanta, GA              999       1989             (u)
1875 Rockdale Industrial Blvd.      Atlanta, GA              378       1966             (u)
3312 N. Berkeley Lake Road          Duluth, GA             2,185       1969             (u)
370 Great Southwest Parkway(n)     Atlanta, GA              461       1996             (u)
955 Cobb Place                     Kennesaw, GA              380       1991             (u)
1640 Sands Place                   Marietta, GA               82       1977             (u)
7000 Highland Parkway               Smyrna, GA               334       1998             (u)
2084 Lake Industrial Court          Conyers, GA               28       1998             (u)
2039 Monier Blvd                Lithia Springs, GA            17       1999             (u)
1005 Sigman Road                    Conyers, GA              101       1986             (u)
2050 East Park Drive                Conyers, GA               94       1998             (u)
1003 Sigman Road                    Conyers, GA               83       1996             (u)
201 Greenwood                      McDonough, GA             504       1999             (u)
220 Greenwood                      McDonough, GA              --       2000             (u)

BALTIMORE
3431 Benson                        Baltimore, MD             216       1988             (u)
1801 Portal                        Baltimore, MD             105       1987             (u)
1811 Portal                        Baltimore, MD             178       1987             (u)
1831 Portal                        Baltimore, MD             142       1990             (u)
1821 Portal                        Baltimore, MD             283       1986             (u)
1820 Portal                        Baltimore, MD             351       1982             (u)
6615 Tributary                     Baltimore, MD             168       1987             (u)
7340 Executive                     Frederick, MD             370       1988             (u)
4845 Governers Way                 Frederick, MD             315       1988             (u)
8900 Yellow Brick Road             Baltimore, MD             187       1982             (u)
7476 New Ridge                      Hanover, MD              157       1987             (u)
1328 Charwood Road                  Hanover, MD              230       1986             (u)
8779 Greenwood Place                Savage, MD               135       1978             (u)
1350 Blair Drive                    Odenton, MD                4       1991             (u)
1360 Blair Drive                    Odenton, MD                4       1991             (u)
1370 Blair Drive                    Odenton, MD                4       1991             (u)

BATON ROUGE
11200 Industriplex Blvd.          Baton Rouge, LA            170       1986             (u)
11441 Industriplex Blvd.          Baton Rouge, LA            193       1987             (u)
11301 Industriplex Blvd.          Baton Rouge, LA            103       1985             (u)
6565 Exchequer Drive              Baton Rouge, LA            174       1986             (u)

CENTRAL PENNSYLVANIA
1214-B+B102 Freedom Road      Cranberry Township, PA         598       1982             (u)
401 Russell Drive                 Middletown, PA             862       1990             (u)
2700 Commerce Drive               Harrisburg, PA             547       1990             (u)
2701 Commerce Drive               Harrisburg, PA             545       1989             (u)
2780 Commerce Drive               Harrisburg, PA             554       1989             (u)
7125 Grayson Road                 Harrisburg, PA           1,476       1991             (u)

                                                                                           COSTS
                                                                                        CAPITALIZED
                                                                                       SUBSEQUENT TO       GROSS AMOUNT CARRIED
                                                                           (b)         ACQUISITION OR   AT CLOSE OF PERIOD 12/31/00
                                                                       INITIAL COST      COMPLETION    -----------------------------
                                     LOCATION             (a)       -----------------  AND VALUATION           BUILDING AND
BUILDING ADDRESS                   (CITY/STATE)       ENCUMBRANCES   LAND   BUILDINGS    PROVISION      LAND   IMPROVEMENTS   TOTAL
----------------                   ------------       ------------  ------  ---------    ---------     ------  ------------  -------
7253 Grayson Road                 Harrisburg, PA                       894     5,168         201          894       5,369      6,263
5020 Louise Drive                Mechanicsburg, PA        (c)          707        --       2,782          716       2,773      3,489
7195 Grayson                      Harrisburg, PA          (c)          478     2,771          80          479       2,850      3,329
400 First Street                  Middletown, PA                       280     1,839         858          192       2,785      2,977
401 First Street                  Middletown, PA                       819     5,381       2,266          563       7,903      8,466
500 Industrial Lane               Middletown, PA                       194     1,272         287          133       1,620      1,753
600 Hunter Lane                   Middletown, PA                       191        --       4,444          191       4,444      4,635
300 Hunter Lane                   Middletown, PA                       216        --       6,173          216       6,173      6,389
Fruehauf Building #6              Middletown, PA                        --        --       6,429           --       6,429      6,429
3380 Susquehanna Trail North         York, PA                          450     2,550         137          467       2,670      3,137
495 East Locust Lane                 York, PA                          810     4,590         237          838       4,799      5,637
350 Old Silver Spring Road       Mechanicsburg, PA                     510     2,890       4,266          541       7,125      7,666
4500 Westport Drive              Mechanicsburg, PA                     690     3,910         257          727       4,130      4,857
41 Weaver Road                      Denver, PA                         501    14,171       5,888        2,532      18,028     20,560
571 Independence Drive           Mechanicsburg, PA                   1,449     8,001       3,484        1,491      11,443     12,934
125 East Kensinger Drive      Cranberry Township, PA                   585        --       3,286        1,341       2,530      3,871

CHICAGO
720-730 Landwehr Road             Northbrook, IL          (d)          521     2,982           1          521       2,983      3,504
3170-3190 MacArthur Boulevard     Northbrook, IL          (d)          370     2,126         281          370       2,407      2,777
20W201 101st Street                 Lemont, IL            (d)          967     5,554         763          968       6,316      7,284
280-296 Palatine Road              Wheeling, IL           (d)          305     1,735         603          310       2,333      2,643
2300 Hammond Drive                Schaumburg, IL                       442     1,241       1,085          445       2,323      2,768
6500 North Lincoln Avenue         Lincolnwood, IL                      613     1,336       1,967          625       3,291      3,916
3600 West Pratt Avenue            Lincolnwood, IL                    1,050     5,767         498        1,050       6,265      7,315
917 North Shore Drive             Lake Bluff, IL                       556     3,212          47          556       3,259      3,815
6750 South Sayre Avenue          Bedford Park, IL                      224     1,309         102          224       1,411      1,635
585 Slawin Court                Mount Prospect, IL                     611     3,505          10          611       3,515      4,126
2300 Windsor Court                  Addison, IL                        688     3,943         635          696       4,570      5,266
3505 Thayer Court                   Aurora, IL                         430     2,472          23          430       2,495      2,925
3600 Thayer Court                   Aurora, IL                         636     3,645         178          636       3,823      4,459
736-776 Industrial Drive           Elmhurst, IL                        349     1,994         918          349       2,912      3,261
480 East 14th St.               Chicago Heights, IL                    620     3,430         221          620       3,651      4,271
305-311 Era Drive                 Northbrook, IL                       200     1,154         146          205       1,295      1,500
700-714 Landwehr Road             Northbrook, IL                       357     2,052         250          357       2,302      2,659
4330 South Racine Avenue            Chicago, IL                        448     1,893         231          468       2,104      2,572
13040 S. Crawford Ave.               Alsip, IL                       1,073     6,193          24        1,073       6,217      7,290
12241 Melrose Street             Franklin Park, IL                     332     1,931       1,085          469       2,879      3,348
3150-3160 MacArthur Boulevard     Northbrook, IL          (c)          439     2,518         111          429       2,639      3,068
365 North Avenue                 Carol Stream, IL         (c)        1,082     6,961          81        1,082       7,042      8,124
2942 MacArthur Boulevard          Northbrook, IL          (c)          315     1,803         255          311       2,062      2,373
305-307 East North Avenue        Carol Stream, IL         (c)          126        --       2,633          128       2,631      2,759
12301-12325 S Laramie Ave            Alsip, IL                         650     3,692         413          659       4,096      4,755
6300 W. Howard                       Niles, IL                         743     4,208         459          789       4,621      5,410
301 Hintz                          Wheeling, IL                        160       905          71          167         969      1,136
301 Alice                          Wheeling, IL                        218     1,236          76          225       1,305      1,530
410 W 169th Street               South Holland, IL                     462     2,618         211          476       2,815      3,291
11939 S Central Avenue               Alsip, IL                       1,208     6,843         199        1,229       7,021      8,250
405 East Shawmut                   La Grange, IL                       368     2,083          35          369       2,117      2,486
1010-50 Sesame Street             Bensenville, IL         (g)          979     5,546         265        1,003       5,787      6,790
5555 West 70th Place             Bedford Park, IL                      146       829          89          157         907      1,064
3200-3250 South St. Louis(n)        Chicago, IL                        110       625         988          113       1,610      1,723
3110-3130 South St. Louis           Chicago, IL                        115       650          51          117         699        816
7301 South Hamlin                   Chicago, IL                        149       846         336          151       1,180      1,331
7401 South Pulaski                  Chicago, IL                        664     3,763         636          669       4,394      5,063
3900 West 74th Street               Chicago, IL                        137       778         284          139       1,060      1,199
7501 S. Pulaski                     Chicago, IL                        360     2,038         609          318       2,689      3,007
385 Fenton Lane                  West Chicago, IL                      868     4,918         149          884       5,051      5,935
335 Crossroad Parkway             Bolingbrook, IL                    1,560     8,840         988        1,599       9,789     11,388
10435 Seymour Avenue             Franklin Park, IL                     181     1,024         384          190       1,399      1,589
905 Paramount                       Batavia, IL                        243     1,375         333          252       1,699      1,951
1005 Paramount                      Batavia, IL                        282     1,600         324          293       1,913      2,206
34-45 Lake Street                  Northlake, IL                       440     2,491         288          455       2,764      3,219
2120-24 Roberts                    Broadview, IL                       220     1,248         173          229       1,412      1,641
4309 South Morgan Street            Chicago, IL                        750     4,150         260          784       4,376      5,160
405-17 University Drive         Arlington Hgts, IL                     265     1,468         113          266       1,580      1,846
3575 Stern Avenue                 St. Charles, IL                      431     2,386          31          436       2,412      2,848
3810 Stern Avenue                 St. Charles, IL                      589     3,262          42          596       3,297      3,893
3645 Swenson Avenue               St. Charles, IL                      263     1,456          19          266       1,472      1,738
315 Kirk Road                     St. Charles, IL                    1,404     7,774          98        1,419       7,857      9,276
550 Business Center Drive       Mount Prospect, IL                     266     1,473          18          269       1,488      1,757
700 Business Center Drive       Mount Prospect, IL                     270     1,492          18          272       1,508      1,780

                                                      ACCUMULATED
                                     LOCATION         DEPRECIATION   YEAR BUILT/    DEPRECIABLE
BUILDING ADDRESS                   (CITY/STATE)         12/31/00     RENOVATED     LIVES (YEARS)
----------------                   ------------         --------     ---------     -------------
7253 Grayson Road                 Harrisburg, PA             910       1990             (u)
5020 Louise Drive                Mechanicsburg, PA           465       1995             (u)
7195 Grayson                      Harrisburg, PA             432       1994             (u)
400 First Street                  Middletown, PA             336     1963-1965          (u)
401 First Street                  Middletown, PA             965     1963-1965          (u)
500 Industrial Lane               Middletown, PA             210     1963-1965          (u)
600 Hunter Lane                   Middletown, PA             404        (m)             (u)
300 Hunter Lane                   Middletown, PA             536        (m)             (u)
Fruehauf Building #6              Middletown, PA             377       1998             (u)
3380 Susquehanna Trail North         York, PA                255       1990             (u)
495 East Locust Lane                 York, PA                459       1993             (u)
350 Old Silver Spring Road       Mechanicsburg, PA           512       1968             (u)
4500 Westport Drive              Mechanicsburg, PA           370       1996             (u)
41 Weaver Road                      Denver, PA             1,416       1974             (u)
571 Independence Drive           Mechanicsburg, PA           683       1999             (u)
125 East Kensinger Drive      Cranberry Township, PA          --       2000             (u)

CHICAGO
720-730 Landwehr Road             Northbrook, IL             486       1978             (u)
3170-3190 MacArthur Boulevard     Northbrook, IL             443       1978             (u)
20W201 101st Street                 Lemont, IL             1,268       1988             (u)
280-296 Palatine Road              Wheeling, IL              368       1978             (u)
2300 Hammond Drive                Schaumburg, IL           1,529       1970             (u)
6500 North Lincoln Avenue         Lincolnwood, IL          1,490      1965/88           (u)
3600 West Pratt Avenue            Lincolnwood, IL          1,079      1953/88           (u)
917 North Shore Drive             Lake Bluff, IL             551       1974             (u)
6750 South Sayre Avenue          Bedford Park, IL            237       1975             (u)
585 Slawin Court                Mount Prospect, IL           526       1992             (u)
2300 Windsor Court                  Addison, IL              933       1986             (u)
3505 Thayer Court                   Aurora, IL               415       1989             (u)
3600 Thayer Court                   Aurora, IL               714       1989             (u)
736-776 Industrial Drive           Elmhurst, IL              575       1975             (u)
480 East 14th St.               Chicago Heights, IL          286       1958             (u)
305-311 Era Drive                 Northbrook, IL             235       1978             (u)
700-714 Landwehr Road             Northbrook, IL             402       1978             (u)
4330 South Racine Avenue            Chicago, IL            1,417       1978             (u)
13040 S. Crawford Ave.               Alsip, IL               984       1976             (u)
12241 Melrose Street             Franklin Park, IL           473       1969             (u)
3150-3160 MacArthur
Boulevard                         Northbrook, IL             451       1978             (u)
365 North Avenue                 Carol Stream, IL          1,100       1969             (u)
2942 MacArthur Boulevard          Northbrook, IL             413       1979             (u)
305-307 East North Avenue        Carol Stream, IL             --       1999             (u)
12301-12325 S Laramie Ave            Alsip, IL               519       1975             (u)
6300 W. Howard                       Niles, IL               399     1956/1964          (u)
301 Hintz                          Wheeling, IL              120       1960             (u)
301 Alice                          Wheeling, IL              161       1965             (u)
410 W 169th Street               South Holland, IL           336       1974             (u)
11939 S Central Avenue               Alsip, IL               649       1972             (u)
405 East Shawmut                   La Grange, IL             194       1965             (u)
1010-50 Sesame Street             Bensenville, IL            466       1976             (u)
5555 West 70th Place             Bedford Park, IL             73       1973             (u)
3200-3250 South St. Louis(n)        Chicago, IL              299       1968             (u)
3110-3130 South St. Louis           Chicago, IL               58       1968             (u)
7301 South Hamlin                   Chicago, IL               94     1975/1986          (u)
7401 South Pulaski                  Chicago, IL              375     1975/1986          (u)
3900 West 74th Street               Chicago, IL               98     1975/1986          (u)
7501 S. Pulaski                     Chicago, IL              216     1975/1986          (u)
385 Fenton Lane                  West Chicago, IL            376       1990             (u)
335 Crossroad Parkway             Bolingbrook, IL            736       1996             (u)
10435 Seymour Avenue             Franklin Park, IL           110     1967/1974          (u)
905 Paramount                       Batavia, IL              120       1977             (u)
1005 Paramount                      Batavia, IL              137       1978             (u)
34-45 Lake Street                  Northlake, IL             196       1978             (u)
2120-24 Roberts                    Broadview, IL             115       1960             (u)
4309 South Morgan Street            Chicago, IL              308       1975             (u)
405-17 University Drive         Arlington Hgts, IL           103     1977/1978          (u)
3575 Stern Avenue                 St. Charles, IL              5     1979/1984          (u)
3810 Stern Avenue                 St. Charles, IL              7       1985             (u)
3645 Swenson Avenue               St. Charles, IL              3       1981             (u)
315 Kirk road                     St. Charles, IL             16     1969/1995          (u)
550 Business Center Drive       Mount Prospect, IL             3       1984             (u)
700 Business Center Drive       Mount Prospect, IL             3       1980             (u)

                                                                                           COSTS
                                                                                        CAPITALIZED
                                                                                       SUBSEQUENT TO       GROSS AMOUNT CARRIED
                                                                           (b)         ACQUISITION OR   AT CLOSE OF PERIOD 12/31/00
                                                                       INITIAL COST      COMPLETION    -----------------------------
                                     LOCATION             (a)       -----------------  AND VALUATION           BUILDING AND
BUILDING ADDRESS                   (CITY/STATE)       ENCUMBRANCES   LAND   BUILDINGS    PROVISION      LAND   IMPROVEMENTS   TOTAL
----------------                   ------------       ------------  ------  ---------    ---------     ------  ------------  -------
555 Business Center Drive       Mount Prospect, IL                     241     1,336          18          244       1,351      1,595
800 Business Center Drive       Mount Prospect, IL                     631     3,493          45          638       3,531      4,169
580 Slawin Court                Mount Prospect, IL                     233     1,292          17          236       1,306      1,542
1150 Feehanville Drive          Mount Prospect, IL                     260     1,437          18          262       1,453      1,715
851 Feehanville Drive           Mount Prospect, IL                     269     1,487          19          272       1,503      1,775
1200 Business Center Drive      Mount Prospect, IL                     765     4,237          54          774       4,282      5,056
1331 Business Center Drive      Mount Prospect, IL                     235     1,303          17          238       1,317      1,555
1601 Feehanville Drive          Mount Prospect, IL                     434     2,402          29          438       2,427      2,865
3627 Stern Avenue                 St. Charles, IL                      187     1,034          13          189       1,045      1,234
902 Feehanville Drive           Mount Prospect, IL                     316     1,750          24          320       1,770      2,090
1661 Feehanville Drive          Mount Prospect, IL                     985     5,455          75          997       5,518      6,515

CINCINNATI
9900-9970 Princeton               Cincinnati, OH          (e)          545     3,088       1,031          566       4,098      4,664
2940 Highland Avenue              Cincinnati, OH          (e)        1,717     9,730       1,096        1,772      10,771     12,543
4700-4750 Creek Road              Cincinnati, OH          (e)        1,080     6,118         533        1,109       6,622      7,731
12072 Best Place                  Springboro, OH                       426        --       3,320          443       3,303      3,746
901 Pleasant Valley Drive         Springboro, OH                       304     1,721         301          316       2,010      2,326
4440 Mulhauser Road               Cincinnati, OH                     1,067        39       5,114          655       5,565      6,220
4434 Mulhauser Road               Cincinnati, OH                       444        16       4,264          463       4,261      4,724
9449 Glades Drive                  Hamilton, OH                        464        --         411          477         398        875

CLEVELAND
6675 Parkland Blvd                 Cleveland, OH                       548     3,103         173          571       3,253      3,824

COLUMBUS
3800 Lockbourne Industrial
  Parkway                          Columbus, OH                      1,133     6,421         445        1,116       6,883      7,999
3880 Groveport Road                Columbus, OH                      2,145    12,154         565        2,165      12,699     14,864
1819 North Walcutt Road            Columbus, OH                        810     4,590         236          831       4,805      5,636
4300 Cemetery Road                 Hilliard, OH                      1,103     6,248         215        1,160       6,406      7,566
4115 Leap Road (n)                 Hilliard, OH                        758     4,297         142          777       4,420      5,197
3300 Lockbourne                    Columbus, OH                        708     3,920         123          710       4,041      4,751

DALLAS
1275-1281 Roundtable Drive          Dallas, TX                         148       839        (111          117         759        876
2406-2416 Walnut Ridge              Dallas, TX                         178     1,006          44          183       1,045      1,228
12750 Perimiter Drive               Dallas, TX                         638     3,618         190          660       3,786      4,446
1324-1343 Roundtable Drive          Dallas, TX                         178     1,006         271          184       1,271      1,455
1405-1409 Avenue II East         Grand Prairie, TX                     118       671         (51           98         640        738
2651-2677 Manana                    Dallas, TX                         266     1,510          77          275       1,578      1,853
2401-2419 Walnut Ridge              Dallas, TX                         148       839          38          153         872      1,025
4248-4252 Simonton               Farmers Ranch, TX                     888     5,032         369          920       5,369      6,289
900-906 Great Southwest Pkwy       Arlington, TX                       237     1,342         229          270       1,538      1,808
2179 Shiloh Road                    Garland, TX                        251     1,424          47          256       1,466      1,722
2159 Shiloh Road                    Garland, TX                        108       610          28          110         636        746
2701 Shiloh Road                    Garland, TX                        818     4,636         768          923       5,299      6,222
12784 Perimeter Drive (o)           Dallas, TX                         350     1,986         384          396       2,324      2,720
3000 West Commerce                  Dallas, TX                         456     2,584         147          469       2,718      3,187
3030 Hansboro                       Dallas, TX                         266     1,510         156          276       1,656      1,932
5222 Cockrell Hill                  Dallas, TX                         296     1,677          90          306       1,757      2,063
405-407 113th                      Arlington, TX                       181     1,026         101          185       1,123      1,308
816 111th Street                   Arlington, TX                       251     1,421          62          258       1,476      1,734
1017-25 Jacksboro Highway         Fort Worth, TX                        97       537          68          103         599        702
7341 Dogwwod Park               Richland Hills, TX                      79       435          36           84         466        550
7427 Dogwwod Park               Richland Hills, TX                      96       532          54          102         580        682
7348-54 Tower Street            Richland Hills, TX                      88       489          42           94         525        619
7370 Dogwwod Park               Richland Hills, TX                      91       503          54           96         552        648
7339-41 Tower Street            Richland Hills, TX                      98       541          46          104         581        685
7437-45 Tower Street            Richland Hills, TX                     102       563          44          108         601        709
7331-59 Airport Freeway         Richland Hills, TX                     354     1,958         157          372       2,097      2,469
7338-60 Dogwwod Park            Richland Hills, TX                     106       587          65          112         646        758
7450-70 Dogwwod Park            Richland Hills, TX                     106       584          78          112         656        768
7423-49 Airport Freeway         Richland Hills, TX                     293     1,621         190          308       1,796      2,104
7400 Whitehall Street           Richland Hills, TX                     109       603          46          115         643        758
1602-1654 Terre Colony              Dallas, TX                         458     2,596         118          468       2,704      3,172
3330 Duncanville Road               Dallas, TX                         197     1,114          17          199       1,129      1,328
2001 110th Street                Grand Prairie, TX                     287     1,624          25          290       1,646      1,936
6851-6909 Snowden Road            Fort Worth, TX                     1,025     5,810         228        1,038       6,025      7,063
2351-2355 Merritt Drive             Garland, TX                        101       574          10          103         582        685
10575 Vista Park                    Dallas, TX                         366     2,074          32          371       2,101      2,472
701-735 North Plano Road          Richardson, TX                       696     3,944          60          705       3,995      4,700
2259 Merritt Drive                  Garland, TX                         96       544           9           97         552        649

                                                      ACCUMULATED
                                     LOCATION         DEPRECIATION   YEAR BUILT/    DEPRECIABLE
BUILDING ADDRESS                   (CITY/STATE)         12/31/00     RENOVATED     LIVES (YEARS)
----------------                   ------------         --------     ---------     -------------
555 Business Center Drive       Mount Prospect, IL             3       1981             (u)
800 Business Center Drive       Mount Prospect, IL             7     1988/1999          (u)
580 Slawin Court                Mount Prospect, IL             3       1985             (u)
1150 Feehanville Drive          Mount Prospect, IL             3       1983             (u)
851 Feehanville Drive           Mount Prospect, IL             3       1983             (u)
1200 Business Center Drive      Mount Prospect, IL             9     1988/2000          (u)
1331 Business Center Drive      Mount Prospect, IL             3       1985             (u)
1601 Feehanville Drive          Mount Prospect, IL             5     1986/2000          (u)
3627 Stern Avenue                 St. Charles, IL              2       1979             (u)
902 Feehanville Drive           Mount Prospect, IL             4       1983             (u)
1661 Feehanville Drive          Mount Prospect, IL            11       1986             (u)

CINCINNATI
9900-9970 Princeton               Cincinnati, OH             533       1970             (u)
2940 Highland Avenue              Cincinnati, OH           1,401     1969/1974          (u)
4700-4750 Creek Road              Cincinnati, OH             803       1960             (u)
12072 Best Place                  Springboro, OH             340       1984             (u)
901 Pleasant Valley Drive         Springboro, OH             171       1984             (u)
4440 Mulhauser Road               Cincinnati, OH             324       1999             (u)
4434 Mulhauser Road               Cincinnati, OH              34       1999             (u)
9449 Glades Drive                  Hamilton, OH               --       1999             (u)

CLEVELAND
6675 Parkland Blvd                 Cleveland, OH             345       1991             (u)

COLUMBUS
3800 Lockbourne Industrial
  Parkway                          Columbus, OH              627       1986             (u)
3880 Groveport Road                Columbus, OH            1,322       1986             (u)
1819 North Walcutt Road            Columbus, OH              393       1973             (u)
4300 Cemetery Road                 Hilliard, OH              453       1968             (u)
4115 Leap Road (n)                 Hilliard, OH              269       1977             (u)
3300 Lockbourne                    Columbus, OH              227       1964             (u)

DALLAS
1275-1281 Roundtable Drive          Dallas, TX                66       1966             (u)
2406-2416 Walnut Ridge              Dallas, TX                80       1978             (u)
12750 Perimiter Drive               Dallas, TX               302       1979             (u)
1324-1343 Roundtable Drive          Dallas, TX               110       1972             (u)
1405-1409 Avenue II East         Grand Prairie, TX            56       1969             (u)
2651-2677 Manana                    Dallas, TX               123       1966             (u)
2401-2419 Walnut Ridge              Dallas, TX                67       1978             (u)
4248-4252 Simonton               Farmers Ranch, TX           416       1973             (u)
900-906 Great Southwest Pkwy       Arlington, TX             112       1972             (u)
2179 Shiloh Road                    Garland, TX              112       1982             (u)
2159 Shiloh Road                    Garland, TX               49       1982             (u)
2701 Shiloh Road                    Garland, TX              417       1981             (u)
12784 Perimeter Drive (o)           Dallas, TX               174       1981             (u)
3000 West Commerce                  Dallas, TX               207       1980             (u)
3030 Hansboro                       Dallas, TX               145       1971             (u)
5222 Cockrell Hill                  Dallas, TX               135       1973             (u)
405-407 113th                      Arlington, TX              98       1969             (u)
816 111th Street                   Arlington, TX             116       1972             (u)
1017-25 Jacksboro Highway         Fort Worth, TX              32       1970             (u)
7341 Dogwwod Park               Richland Hills, TX            25       1973             (u)
7427 Dogwwod Park               Richland Hills, TX            31       1973             (u)
7348-54 Tower Street            Richland Hills, TX            28       1978             (u)
7370 Dogwwod Park               Richland Hills, TX            29       1987             (u)
7339-41 Tower Street            Richland Hills, TX            31       1980             (u)
7437-45 Tower Street            Richland Hills, TX            32       1977             (u)
7331-59 Airport Freeway         Richland Hills, TX           122       1987             (u)
7338-60 Dogwwod Park            Richland Hills, TX            36       1978             (u)
7450-70 Dogwwod Park            Richland Hills, TX            45       1985             (u)
7423-49 Airport Freeway         Richland Hills, TX           102       1985             (u)
7400 Whitehall Street           Richland Hills, TX            35       1981             (u)
1602-1654 Terre Colony              Dallas, TX                56       1987             (u)
3330 Duncanville Road               Dallas, TX                 7      1973/93           (u)
2001 110th Street                Grand Prairie, TX            10      1985/86           (u)
6851-6909 Snowden Road            Fort Worth, TX              44       1986             (u)
2351-2355 Merritt Drive             Garland, TX                4       1988             (u)
10575 Vista Park                    Dallas, TX                13      1972/94           (u)
701-735 North Plano Road          Richardson, TX              25       1986             (u)
2259 Merritt Drive                  Garland, TX                4      1986/99           (u)

                                                                                           COSTS
                                                                                        CAPITALIZED
                                                                                       SUBSEQUENT TO       GROSS AMOUNT CARRIED
                                                                           (b)         ACQUISITION OR   AT CLOSE OF PERIOD 12/31/00
                                                                       INITIAL COST      COMPLETION    -----------------------------
                                     LOCATION             (a)       -----------------  AND VALUATION           BUILDING AND
BUILDING ADDRESS                   (CITY/STATE)       ENCUMBRANCES   LAND   BUILDINGS    PROVISION      LAND   IMPROVEMENTS   TOTAL
----------------                   ------------       ------------  ------  ---------    ---------     ------  ------------  -------
2260 Merritt Drive                  Garland, TX                        319     1,806          29          323       1,831      2,154
2220 Merritt Drive                  Garland, TX                        352     1,993          32          356       2,021      2,377
2010 Merritt Drive                  Garland, TX                        350     1,981          30          354       2,007      2,361
2363 Merritt Drive                  Garland, TX                         73       412           7           74         418        492
2447 Merritt Drive                  Garland, TX                         70       395           7           71         401        472
2465-2475 Merritt Drive             Garland, TX                         91       514           8           92         521        613
2485-2505 Merritt Drive             Garland, TX                        431     2,440          39          436       2,474      2,910
17919 Waterview Parkway             Dallas, TX                         833     4,718          71          843       4,779      5,622
4201 Highway 75 North               Sherman, TX                        300     1,700          29          304       1,725      2,029
2425 East Pioneer Drive               Irving                           263     1,488         288          266       1,773      2,039
1350 Avenue South                Grand Prairie, TX                     803     4,548          71          813       4,609      5,422

DAYTON
6094-6104 Executive Blvd            Dayton, OH                         181     1,025         134          184       1,156      1,340
6202-6220 Executive Blvd            Dayton, OH                         268     1,521         113          275       1,627      1,902
6268-6294 Executive Blvd            Dayton, OH                         255     1,444         160          262       1,597      1,859
5749-5753 Executive Blvd            Dayton, OH                          50       282          87           53         366        419
6230-6266 Executive Blvd            Dayton, OH                         271     1,534         351          280       1,876      2,156
2200-2224 Sandridge Road            Moriane, OH                        218     1,233          96          223       1,324      1,547
8119-8137 Uehling Lane              Dayton, OH                         103       572          14          103         586        689

DENVER
7100 North Broadway - 1             Denver, CO                         201     1,141         235          215       1,362      1,577
7100 North Broadway - 2             Denver, CO                         203     1,150         233          204       1,382      1,586
7100 North Broadway - 3             Denver, CO                         139       787          73          140         859        999
7100 North Broadway - 5             Denver, CO                         180     1,018          86          178       1,106      1,284
7100 North Broadway - 6             Denver, CO                         269     1,526         119          271       1,643      1,914
20100 East 32nd Avenue Parkway      Aurora, CO                         333     1,888         231          314       2,138      2,452
15700-15820 West 6th Avenue         Golden, Co                         333     1,887          43          318       1,945      2,263
15850-15884 West 6th Avenue         Golden, Co                         201     1,139          45          206       1,179      1,385
5454 Washington                     Denver, CO                         154       873          78          156         949      1,105
525 East 70th Street                Denver, CO                          68       384           8           69         391        460
565 East 70th Street                Denver, CO                         169       960          56          172       1,013      1,185
605 East 70th Street                Denver, CO                         192     1,089          70          194       1,157      1,351
625 East 70th Street                Denver, CO                         136       768          55          137         822        959
665 East 70th Street                Denver, CO                         136       768          38          137         805        942
700 West 48th Street                Denver, CO                         302     1,711          83          307       1,789      2,096
702 West 48th Street                Denver, CO                         135       763         131          139         890      1,029
800 East 73rd                       Denver, CO                         225     1,273         101          222       1,377      1,599
850 East 73rd                       Denver, CO                         177     1,005          97          179       1,100      1,279
6425 North Washington               Denver, CO                         374     2,118         153          385       2,260      2,645
3370 North Peoria Street            Aurora, CO                         163       924         169          163       1,093      1,256
3390 North Peoria Street            Aurora, CO                         145       822          37          147         857      1,004
3508-3538 North Peoria Street       Aurora, CO                         260     1,472          71          264       1,539      1,803
3568 North Peoria Street            Aurora, CO                         222     1,260          78          225       1,335      1,560
4785 Elati                          Denver, CO                         173       981          86          175       1,065      1,240
4770 Fox Street                     Denver, CO                         132       750          50          134         798        932
1550 W. Evans                       Denver, CO                         388     2,200          83          385       2,286      2,671
3751-71 Revere Street               Denver, CO                         262     1,486          72          267       1,553      1,820
3871 Revere                         Denver, CO                         361     2,047          58          368       2,098      2,466
5454 Havana Street                  Denver, CO                         204     1,156          25          207       1,178      1,385
5500 Havana Street                  Denver, CO                         167       946          20          169         964      1,133
4570 Ivy Street                     Denver, CO                         219     1,239         132          220       1,370      1,590
5855 Stapleton Drive North          Denver, CO                         288     1,630          35          290       1,663      1,953
5885 Stapleton Drive North          Denver, CO                         376     2,129         124          380       2,249      2,629
5200-5280 North Broadway            Denver, CO                         169       960         113          171       1,071      1,242
5977-5995 North Broadway            Denver, CO                         268     1,518          40          271       1,555      1,826
2952-5978 North Broadway            Denver, CO                         414     2,346         295          422       2,633      3,055
6400 North Broadway                 Denver, CO                         318     1,804          73          325       1,870      2,195
875 Parfer Street                  Lakewood, CO                        288     1,633          82          293       1,710      2,003
4721 Ironton Street                 Denver, CO                         232     1,313         172          236       1,481      1,717
833 Parfer Street                  Lakewood, CO                        196     1,112          41          199       1,150      1,349
11005 West 8th Avenue              Lakewood, CO                        102       580          57          104         635        739
7100 North Broadway - 7             Denver, CO                         215     1,221         181          217       1,400      1,617
7100 North Broadway - 8             Denver, CO                          79       448         191           80         638        718
6804 East 48th Avenue               Denver, CO                         253     1,435          64          256       1,496      1,752
445 Bryant Street                   Denver, CO                       1,831    10,219         517        1,829      10,738     12,567
East 47th Drive - A                 Denver, CO                         474     2,689         120          441       2,842      3,283
7025 South Revere Parkway           Denver, CO                         558     3,177         169          565       3,339      3,904
9500 West 49th Street - A         Wheatridge, CO                       283     1,625          20          286       1,642      1,928
9500 West 49th Street - B         Wheatridge, CO                       225     1,272          16          226       1,287      1,513
9500 West 49th Street - C         Wheatridge, CO                       602     3,409          17          600       3,428      4,028

                                                      ACCUMULATED
                                     LOCATION         DEPRECIATION   YEAR BUILT/    DEPRECIABLE
BUILDING ADDRESS                   (CITY/STATE)         12/31/00     RENOVATED     LIVES (YEARS)
----------------                   ------------         --------     ---------     -------------
2260 Merritt Drive                  Garland, TX               11     1986/2000          (u)
2220 Merritt Drive                  Garland, TX               13       1986             (u)
2010 Merritt Drive                  Garland, TX               13       1986             (u)
2363 Merritt Drive                  Garland, TX                3       1986             (u)
2447 Merritt Drive                  Garland, TX                3       1986             (u)
2465-2475 Merritt Drive             Garland, TX                3       1986             (u)
2485-2505 Merritt Drive             Garland, TX               15       1987             (u)
17919 Waterview Parkway             Dallas, TX                30       1986             (u)
4201 Highway 75 North               Sherman, TX               25       1987             (u)
2425 East Pioneer Drive               Irving                  25       1987             (u)
1350 Avenue South                Grand Prairie, TX            67       1994             (u)

DAYTON
6094-6104 Executive Blvd            Dayton, OH               113       1975             (u)
6202-6220 Executive Blvd            Dayton, OH               168       1976             (u)
6268-6294 Executive Blvd            Dayton, OH               172       1989             (u)
5749-5753 Executive Blvd            Dayton, OH                59       1975             (u)
6230-6266 Executive Blvd            Dayton, OH               190       1979             (u)
2200-2224 Sandridge Road            Moriane, OH              112       1983             (u)
8119-8137 Uehling Lane              Dayton, OH                25       1978             (u)

DENVER
7100 North Broadway - 1             Denver, CO               143       1978             (u)
7100 North Broadway - 2             Denver, CO               134       1978             (u)
7100 North Broadway - 3             Denver, CO                90       1978             (u)
7100 North Broadway - 5             Denver, CO               139       1978             (u)
7100 North Broadway - 6             Denver, CO               171       1978             (u)
20100 East 32nd Avenue Parkway      Aurora, CO               361       1997             (u)
15700-15820 West 6th Avenue         Golden, Co               167       1978             (u)
15850-15884 West 6th Avenue         Golden, Co                97       1978             (u)
5454 Washington                     Denver, CO                96       1985             (u)
525 East 70th Street                Denver, CO                32       1985             (u)
565 East 70th Street                Denver, CO                94       1985             (u)
605 East 70th Street                Denver, CO               104       1985             (u)
625 East 70th Street                Denver, CO                73       1985             (u)
665 East 70th Street                Denver, CO                73       1985             (u)
700 West 48th Street                Denver, CO               155       1984             (u)
702 West 48th Street                Denver, CO                99       1984             (u)
800 East 73rd                       Denver, CO               129       1984             (u)
850 East 73rd                       Denver, CO                99       1984             (u)
6425 North Washington               Denver, CO               177       1983             (u)
3370 North Peoria Street            Aurora, CO               141       1978             (u)
3390 North Peoria Street            Aurora, CO                76       1978             (u)
3508-3538 North Peoria Street       Aurora, CO               139       1978             (u)
3568 North Peoria Street            Aurora, CO               137       1978             (u)
4785 Elati                          Denver, CO                95       1972             (u)
4770 Fox Street                     Denver, CO                67       1972             (u)
1550 W. Evans                       Denver, CO               190       1975             (u)
3751-71 Revere Street               Denver, CO               132       1980             (u)
3871 Revere                         Denver, CO               170       1980             (u)
5454 Havana Street                  Denver, CO                96       1980             (u)
5500 Havana Street                  Denver, CO                78       1980             (u)
4570 Ivy Street                     Denver, CO               120       1985             (u)
5855 Stapleton Drive North          Denver, CO               141       1985             (u)
5885 Stapleton Drive North          Denver, CO               181       1985             (u)
5200-5280 North Broadway            Denver, CO                94       1977             (u)
5977-5995 North Broadway            Denver, CO               131       1978             (u)
2952-5978 North Broadway            Denver, CO               207       1978             (u)
6400 North Broadway                 Denver, CO               151       1982             (u)
875 Parfer Street                  Lakewood, CO              137       1975             (u)
4721 Ironton Street                 Denver, CO               109       1969             (u)
833 Parfer Street                  Lakewood, CO               93       1974             (u)
11005 West 8th Avenue              Lakewood, CO               50       1974             (u)
7100 North Broadway - 7             Denver, CO               129       1985             (u)
7100 North Broadway - 8             Denver, CO                48       1985             (u)
6804 East 48th Avenue               Denver, CO               120       1973             (u)
445 Bryant Street                   Denver, CO               731       1960             (u)
East 47th Drive - A                 Denver, CO               309       1997             (u)
7025 South Revere Parkway           Denver, CO               377       1997             (u)
9500 West 49th Street - A         Wheatridge, CO             169       1997             (u)
9500 West 49th Street - B         Wheatridge, CO             110       1997             (u)
9500 West 49th Street - C         Wheatridge, CO             296       1997             (u)

                                                                                           COSTS
                                                                                        CAPITALIZED
                                                                                       SUBSEQUENT TO       GROSS AMOUNT CARRIED
                                                                           (b)         ACQUISITION OR   AT CLOSE OF PERIOD 12/31/00
                                                                       INITIAL COST      COMPLETION    -----------------------------
                                     LOCATION             (a)       -----------------  AND VALUATION           BUILDING AND
BUILDING ADDRESS                   (CITY/STATE)       ENCUMBRANCES   LAND   BUILDINGS    PROVISION      LAND   IMPROVEMENTS   TOTAL
----------------                   ------------       ------------  ------  ---------    ---------     ------  ------------  -------
9500 West 49th Street - D         Wheatridge, CO                       271     1,537         131          246       1,693      1,939
8100 South Park Way - A            Littleton, CO                       442     2,507         314          423       2,840      3,263
8100 South Park Way - B            Littleton, CO                       103       582         155          104         736        840
8100 South Park Way - C            Littleton, CO                       568     3,219         159          575       3,371      3,946
451-591 East 124th Avenue          Littleton, CO                       383     2,145          36          383       2,181      2,564
14100 East Jewell                   Aurora, CO                         395     2,240         216          400       2,451      2,851
14190 East Jewell                   Aurora, CO                         199     1,126         125          201       1,249      1,450
608 Garrison Street                Lakewood, CO                        265     1,501         238          267       1,737      2,004
610 Garrison Street                Lakewood, CO                        264     1,494         252          266       1,744      2,010
1111 West Evans (A&C)               Denver, CO                         233     1,321          34          236       1,352      1,588
1111 West Evans (B)                 Denver, CO                          30       169           5           30         174        204
15000 West 6th Avenue               Golden, Co                         913     5,174         314          916       5,485      6,401
14998 West 6th Avenue Bldg E        Golden, Co                         565     3,199          81          568       3,277      3,845
14998 West 6th Avenue Bldg F       Englewood, CO                       269     1,525         150          271       1,673      1,944
12503 East Euclid Drive             Denver, CO                       1,219     6,905         385        1,208       7,301      8,509
6547 South Racine Circle            Denver, CO                         748     4,241         288          739       4,538      5,277
7800 East Iliff Avenue              Denver, CO                         188     1,067          29          190       1,094      1,284
2369 South Trenton Way              Denver, CO                         292     1,656         147          294       1,801      2,095
2370 South Trenton Way              Denver, CO                         200     1,132         103          201       1,234      1,435
2422 S. Trenton Way                 Denver, CO                         241     1,364          83          243       1,445      1,688
2452 South Trenton Way              Denver, CO                         421     2,386          64          426       2,445      2,871
651 Topeka Way                      Denver, CO                         194     1,099          58          198       1,153      1,351
680 Atchinson Way                   Denver, CO                         194     1,099          42          198       1,137      1,335
8122 South Park Lane - A           Littleton, CO                       394     2,232         168          398       2,396      2,794
8122 South Park Lane - B           Littleton, CO                       186     1,054          43          188       1,095      1,283
1600 South Abilene                  Aurora, CO                         465     2,633          56          467       2,687      3,154
1620 South Abilene                  Aurora, CO                         268     1,520         108          270       1,626      1,896
1640 South Abilene                  Aurora, CO                         368     2,085          76          382       2,147      2,529
13900 East Florida Ave              Aurora, CO                         189     1,071          70          190       1,140      1,330
4301 South Federal Boulevard       Englewood, CO                       237     1,341          89          239       1,428      1,667
14401-14492 East 33rd Place         Aurora, CO                         445     2,519         175          440       2,699      3,139
11701 East 53rd Avenue              Denver, CO                         416     2,355          57          422       2,406      2,828
5401 Oswego Street                  Denver, CO                         273     1,547         101          278       1,643      1,921
3811 Joliet                         Denver, CO                         735     4,166         131          752       4,280      5,032
2630 West 2nd Avenue                Denver, CO                          53       299         (10           51         291        342
2650 West 2nd Avenue                Denver, CO                         221     1,252          27          223       1,277      1,500
14818 West 6th Avenue Bldg A        Golden, Co                         494     2,799         242          486       3,049      3,535
14828 West 6th Avenue Bldg B        Golden, Co                         519     2,942         182          523       3,120      3,643
12055 E. 49th Ave/4955 Peoria       Denver, CO                         298     1,688         221          305       1,902      2,207
4940-4950 Paris                     Denver, CO                         152       861          41          156         898      1,054
4970 Paris                          Denver, CO                          95       537          22           97         557        654
5010 Paris                          Denver, CO                          89       505          17           91         520        611
7367 South Revere Parkway          Englewood, CO                       926     5,124         158          934       5,274      6,208
10311 W. Hampden Ave               Lakewood, CO                        577     2,984          85          578       3,068      3,646
9195 6th Avenue                    Lakewood, CO                        705         8       3,572          705       3,580      4,285
8200 East Park Meadows Drive (n)   Lone Tree, CO                     1,297     7,348          61        1,306       7,400      8,706
3250 Quentin (n)                    Aurora, CO                       1,220     6,911          55        1,228       6,958      8,186

DES MOINES
1500 East Washington Avenue       Des Moines, IA                       610     4,251         778          623       5,016      5,639
1600 East Washington Avenue       Des Moines, IA                       209     1,557         171          221       1,716      1,937
4121 McDonald Avenue              Des Moines, IA                       390     2,931         302          417       3,206      3,623
4141 McDonald Avenue              Des Moines, IA                       706     5,518         759          787       6,196      6,983
4161 McDonald Avenue              Des Moines, IA                       389     3,046       1,007          499       3,943      4,442
3100 Justin                       Des Moines, IA                       139       772          38          140         809        949
3101 104th St.                    Des Moines, IA                       142       788          36          143         823        966
3051 104th St.                    Des Moines, IA                        70       388          55           70         443        513
2250 Delaware Ave.                Des Moines, IA                       291     1,609         283          293       1,890      2,183

DETROIT
2654 Elliott                         Troy, MI             (d)           57       334          82           57         416        473
1731 Thorncroft                      Troy, MI             (d)          331     1,904          25          331       1,929      2,260
1653 E. Maple                        Troy, MI             (d)          192     1,104         102          192       1,206      1,398
47461 Clipper                      Plymouth, MI           (d)          122       723         106          122         829        951
47522 Galleon                      Plymouth, MI           (d)           85       496          11           85         507        592
4150 Varsity Drive                 Ann Arbor, MI          (d)          168       969          12          168         981      1,149
238 Executive Drive                  Troy, MI                           52       173         479          100         604        704
256 Executive Drive                  Troy, MI                           44       146         442           85         547        632
301 Executive Drive                  Troy, MI                           71       293         614          133         845        978
449 Executive Drive                  Troy, MI                          125       425         959          218       1,291      1,509
501 Executive Drive                  Troy, MI                           71       236         644          129         822        951
451 Robbins Drive                    Troy, MI                           96       448         990          192       1,342      1,534

                                                      ACCUMULATED
                                     LOCATION         DEPRECIATION   YEAR BUILT/    DEPRECIABLE
BUILDING ADDRESS                   (CITY/STATE)         12/31/00     RENOVATED     LIVES (YEARS)
----------------                   ------------         --------     ---------     -------------
9500 West 49th Street - D         Wheatridge, CO             181       1997             (u)
8100 South Park Way - A            Littleton, CO             364       1997             (u)
8100 South Park Way - B            Littleton, CO             129       1984             (u)
8100 South Park Way - C            Littleton, CO             267       1984             (u)
451-591 East 124th Avenue          Littleton, CO             181       1979             (u)
14100 East Jewell                   Aurora, CO               200       1980             (u)
14190 East Jewell                   Aurora, CO               104       1980             (u)
608 Garrison Street                Lakewood, CO              147       1984             (u)
610 Garrison Street                Lakewood, CO              144       1984             (u)
1111 West Evans (A&C)               Denver, CO               113       1986             (u)
1111 West Evans (B)                 Denver, CO                14       1986             (u)
15000 West 6th Avenue               Golden, Co               458       1985             (u)
14998 West 6th Avenue Bldg E        Golden, Co               282       1995             (u)
14998 West 6th Avenue Bldg F       Englewood, CO             172       1995             (u)
12503 East Euclid Drive             Denver, CO               613       1986             (u)
6547 South Racine Circle            Denver, CO               455       1996             (u)
7800 East Iliff Avenue              Denver, CO                97       1983             (u)
2369 South Trenton Way              Denver, CO               154       1983             (u)
2370 South Trenton Way              Denver, CO               119       1983             (u)
2422 S. Trenton Way                 Denver, CO               120       1983             (u)
2452 South Trenton Way              Denver, CO               209       1983             (u)
651 Topeka Way                      Denver, CO                85       1985             (u)
680 Atchinson Way                   Denver, CO                84       1985             (u)
8122 South Park Lane - A           Littleton, CO             212       1986             (u)
8122 South Park Lane - B           Littleton, CO              91       1986             (u)
1600 South Abilene                  Aurora, CO               222       1986             (u)
1620 South Abilene                  Aurora, CO               148       1986             (u)
1640 South Abilene                  Aurora, CO               175       1986             (u)
13900 East Florida Ave              Aurora, CO                91       1986             (u)
4301 South Federal Boulevard       Englewood, CO             133       1997             (u)
14401-14492 East 33rd Place         Aurora, CO               225       1979             (u)
11701 East 53rd Avenue              Denver, CO               195       1985             (u)
5401 Oswego Street                  Denver, CO               148       1985             (u)
3811 Joliet                         Denver, CO               213       1977             (u)
2630 West 2nd Avenue                Denver, CO                25       1970             (u)
2650 West 2nd Avenue                Denver, CO               108       1970             (u)
14818 West 6th Avenue Bldg A        Golden, Co               297       1985             (u)
14828 West 6th Avenue Bldg B        Golden, Co               298       1985             (u)
12055 E. 49th Ave/4955 Peoria       Denver, CO               166       1984             (u)
4940-4950 Paris                     Denver, CO                66       1984             (u)
4970 Paris                          Denver, CO                41       1984             (u)
5010 Paris                          Denver, CO                39       1984             (u)
7367 South Revere Parkway          Englewood, CO             399       1997             (u)
10311 W. Hampden Ave               Lakewood, CO              124       1999             (u)
9195 6th Avenue                    Lakewood, CO               42       2000             (u)
8200 East Park Meadows Drive(n)    Lone Tree, CO              15       1984             (u)
3250 Quentin (n)                    Aurora, CO                14     1984/2000          (u)

DES MOINES
1500 East Washington Avenue       Des Moines, IA             931       1987             (u)
1600 East Washington Avenue       Des Moines, IA             270       1987             (u)
4121 McDonald Avenue              Des Moines, IA             502       1977             (u)
4141 McDonald Avenue              Des Moines, IA             961       1976             (u)
4161 McDonald Avenue              Des Moines, IA             660       1979             (u)
3100 Justin                       Des Moines, IA              45       1970             (u)
3101 104th St.                    Des Moines, IA              45       1970             (u)
3051 104th St.                    Des Moines, IA              32       1993             (u)
2250 Delaware Ave.                Des Moines, IA             103       1975             (u)

DETROIT
2654 Elliott                         Troy, MI                 93       1986             (u)
1731 Thorncroft                      Troy, MI                310       1969             (u)
1653 E. Maple                        Troy, MI                266       1990             (u)
47461 Clipper                      Plymouth, MI              215       1992             (u)
47522 Galleon                      Plymouth, MI               80       1990             (u)
4150 Varsity Drive                 Ann Arbor, MI             156       1986             (u)
238 Executive Drive                  Troy, MI                339       1973             (u)
256 Executive Drive                  Troy, MI                279       1974             (u)
301 Executive Drive                  Troy, MI                442       1974             (u)
449 Executive Drive                  Troy, MI                661       1975             (u)
501 Executive Drive                  Troy, MI                310       1984             (u)
451 Robbins Drive                    Troy, MI                693       1975             (u)

                                                                                          COSTS
                                                                                        CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                                                        ACQUISITION
                                                                                            OR         GROSS AMOUNT CARRIED
                                                                         (b)            COMPLETION  AT CLOSE OF PERIOD 12/31/00
                                                                     INITIAL COST          AND      ----------------------------
                                 LOCATION              (a)         -----------------    VALUATION           BUILDING AND
BUILDING ADDRESS               (CITY/STATE)        ENCUMBRANCES    LAND    BUILDINGS    PROVISION   LAND    IMPROVEMENTS   TOTAL
----------------               ------------        ------------    -----   ---------    ---------   ----    ------------   -----
700 Stephenson Highway           Troy, MI                            250       854        1,392       386      2,110       2,496
800 Stephenson Highway           Troy, MI                            558     2,341        2,203       654      4,448       5,102
1150 Stephenson Highway          Troy, MI                            178       966          307       200      1,251       1,451
1200 Stephenson Highway          Troy, MI                            246     1,115          633       284      1,710       1,994
1035 Crooks Road                 Troy, MI                            114       414          543       143        928       1,071
1095 Crooks Road                 Troy, MI                            331     1,017        1,018       360      2,006       2,366
1416 Meijer Drive                Troy, MI                             94       394          390       121        757         878
1624 Meijer Drive                Troy, MI                            236     1,406          796       373      2,065       2,438
1972 Meijer Drive                Troy, MI                            315     1,301          721       372      1,965       2,337
2112 Meijer Drive                Troy, MI                            141       714          733       229      1,359       1,588
1621 Northwood Drive             Troy, MI                             85       351        1,039       215      1,260       1,475
1707 Northwood Drive             Troy, MI                             95       262        1,154       239      1,272       1,511
1749 Northwood Drive             Troy, MI                            107       477          480       164        900       1,064
1788 Northwood Drive             Troy, MI                             50       196          461       103        604         707
1821 Northwood Drive             Troy, MI                            132       523          743       220      1,178       1,398
1826 Northwood Drive             Troy, MI                             55       208          394       103        554         657
1864 Northwood Drive             Troy, MI                             57       190          469       107        609         716
1921 Northwood Drive             Troy, MI                            135       589        1,299       291      1,732       2,023
2277 Elliott Avenue              Troy, MI                             48       188          496       104        628         732
2451 Elliott Avenue              Troy, MI                             78       319          839       164      1,072       1,236
2730 Research Drive         Rochester Hills, MI                      915     4,215          717       903      4,944       5,847
2791 Research Drive         Rochester Hills, MI                      557     2,731          288       560      3,016       3,576
2871 Research Drive         Rochester Hills, MI                      324     1,487          266       327      1,750       2,077
2911 Research Drive         Rochester Hills, MI                      505     2,136          397       504      2,534       3,038
3011 Research Drive         Rochester Hills, MI                      457     2,104          349       457      2,453       2,910
2870 Technology Drive       Rochester Hills, MI                      275     1,262          237       279      1,495       1,774
2890 Technology Drive       Rochester Hills, MI                      199       902          205       206      1,100       1,306
2900 Technology Drive       Rochester Hills, MI                      214       977          492       219      1,464       1,683
2920 Technology Drive       Rochester Hills, MI                      149       671          154       153        821         974
2930 Technology Drive       Rochester Hills, MI                      131       594          385       138        972       1,110
2950 Technology Drive       Rochester Hills, MI                      178       819          303       185      1,115       1,300
2960 Technology Drive       Rochester Hills, MI                      281     1,277          239       283      1,514       1,797
23014 Commerce Drive       Farmington Hills, MI                       39       203          193        56        379         435
23028 Commerce Drive       Farmington Hills, MI                       98       507          423       125        903       1,028
23035 Commerce Drive       Farmington Hills, MI                       71       355          215        93        548         641
23042 Commerce Drive       Farmintgon Hills, MI                       67       277          331        89        586         675
23065 Commerce Drive       Farmington Hills, MI                       71       408          193        93        579         672
23070 Commerce Drive       Farmington Hills, MI                      112       442          668       125      1,097       1,222
23079 Commerce Drive       Farmington Hills, MI                       68       301          217        79        507         586
23093 Commerce Drive       Farmington Hills, MI                      211     1,024          787       295      1,727       2,022
23135 Commerce Drive       Farmington Hills, MI                      146       701          283       158        972       1,130
23163 Commerce Drive       Farmington Hills, MI                      111       513          315       138        801         939
23177 Commerce Drive       Farmington Hills, MI                      175     1,007          654       254      1,582       1,836
23206 Commerce Drive       Farmington Hills, MI                      125       531          625       137      1,144       1,281
23290 Commerce Drive       Farmington Hills, MI                      124       707          640       210      1,261       1,471
23370 Commerce Drive       Farmington Hills, MI                       59       233          164        66        390         456
21477 Bridge Street           Southfield, MI                         244     1,386          273       253      1,650       1,903
2965 Technology Drive       Rochester Hills, MI        (c)           964     2,277          111       964      2,388       3,352
1451 Lincoln Avenue             Madison, MI            (c)           299     1,703          440       306      2,136       2,442
4400 Purks Drive             Auburn Hills, MI          (c)           602     3,410        2,687       612      6,087       6,699
4177A Varsity Drive            Ann Arbor, MI           (c)            90       536           80        90        616         706
6515 Cobb Drive            Sterling Heights, MI        (c)           305     1,753          178       305      1,931       2,236
32450 N Avis Drive          Madison Heights, MI                      281     1,590          420       286      2,005       2,291
32200 N Avis Drive          Madison Heights, MI                      408     2,311          156       411      2,464       2,875
11813 Hubbard                   Livonia, MI                          177     1,001           42       180      1,040       1,220
11866 Hubbard                   Livonia, MI                          189     1,073           29       191      1,100       1,291
12050-12300 Hubbard (n)         Livonia, MI                          425     2,410          457       428      2,864       3,292
38200 Plymouth Road             Livonia, MI                        1,215         -        4,753     1,231      4,737       5,968
38220 Plymouth Road             Livonia, MI                          756         -        5,386       706      5,436       6,142
38300 Plymouth Road             Livonia, MI                          729         -        4,803       835      4,697       5,532
12707 Eckles Road          Plymouth Township, MI                     255     1,445          110       267      1,543       1,810
9300-9328 Harrison Rd           Romulus, MI                          147       834          133       154        960       1,114
9330-9358 Harrison Rd           Romulus, MI                           81       456          234        85        686         771
28420-28448 Highland Rd         Romulus, MI                          143       809          168       149        971       1,120
28450-28478 Highland Rd         Romulus, MI                           81       461          297        85        754         839
28421-28449 Highland Rd         Romulus, MI                          109       617          261       114        873         987
28451-28479 Highland Rd         Romulus, MI                          107       608          125       112        728         840
28825-28909 Highland Rd         Romulus, MI                           70       395          136        73        528         601
28933-29017 Highland Rd         Romulus, MI                          112       634          189       117        818         935
28824-28908 Highland Rd         Romulus, MI                          134       760          396       140      1,150       1,290
28932-29016 Highland Rd         Romulus, MI                          123       694          229       128        918       1,046
9710-9734 Harrison Rd           Romulus, MI                          125       706          141       130        842         972

                                                    ACCUMU
                                                    LATED
                                                   DEPRECIA
                                 LOCATION           -TION     YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS               (CITY/STATE)        12/31/00   RENOVATED    LIVES (YEARS)
----------------               ------------        --------   ---------    -------------
700 Stephenson Highway           Troy, MI             1,042     1978           (u)
800 Stephenson Highway           Troy, MI             2,174     1979           (u)
1150 Stephenson Highway          Troy, MI               572     1982           (u)
1200 Stephenson Highway          Troy, MI               839     1980           (u)
1035 Crooks Road                 Troy, MI               461     1980           (u)
1095 Crooks Road                 Troy, MI               844     1986           (u)
1416 Meijer Drive                Troy, MI               356     1980           (u)
1624 Meijer Drive                Troy, MI               961     1984           (u)
1972 Meijer Drive                Troy, MI               828     1985           (u)
2112 Meijer Drive                Troy, MI               640     1980           (u)
1621 Northwood Drive             Troy, MI               765     1977           (u)
1707 Northwood Drive             Troy, MI               583     1983           (u)
1749 Northwood Drive             Troy, MI               498     1977           (u)
1788 Northwood Drive             Troy, MI               345     1977           (u)
1821 Northwood Drive             Troy, MI               658     1977           (u)
1826 Northwood Drive             Troy, MI               307     1977           (u)
1864 Northwood Drive             Troy, MI               328     1977           (u)
1921 Northwood Drive             Troy, MI               927     1977           (u)
2277 Elliott Avenue              Troy, MI               317     1975           (u)
2451 Elliott Avenue              Troy, MI               594     1974           (u)
2730 Research Drive         Rochester Hills, MI       1,985     1988           (u)
2791 Research Drive         Rochester Hills, MI       1,173     1991           (u)
2871 Research Drive         Rochester Hills, MI         681     1991           (u)
2911 Research Drive         Rochester Hills, MI         999     1992           (u)
3011 Research Drive         Rochester Hills, MI       1,006     1988           (u)
2870 Technology Drive       Rochester Hills, MI         612     1988           (u)
2890 Technology Drive       Rochester Hills, MI         425     1991           (u)
2900 Technology Drive       Rochester Hills, MI         652     1992           (u)
2920 Technology Drive       Rochester Hills, MI         309     1992           (u)
2930 Technology Drive       Rochester Hills, MI         367     1991           (u)
2950 Technology Drive       Rochester Hills, MI         449     1991           (u)
2960 Technology Drive       Rochester Hills, MI         587     1992           (u)
23014 Commerce Drive       Farmington Hills, MI         148     1983           (u)
23028 Commerce Drive       Farmington Hills, MI         445     1983           (u)
23035 Commerce Drive       Farmington Hills, MI         230     1983           (u)
23042 Commerce Drive       Farmintgon Hills, MI         283     1983           (u)
23065 Commerce Drive       Farmington Hills, MI         241     1983           (u)
23070 Commerce Drive       Farmington Hills, MI         470     1983           (u)
23079 Commerce Drive       Farmington Hills, MI         222     1983           (u)
23093 Commerce Drive       Farmington Hills, MI         757     1983           (u)
23135 Commerce Drive       Farmington Hills, MI         399     1986           (u)
23163 Commerce Drive       Farmington Hills, MI         319     1986           (u)
23177 Commerce Drive       Farmington Hills, MI         688     1986           (u)
23206 Commerce Drive       Farmington Hills, MI         518     1985           (u)
23290 Commerce Drive       Farmington Hills, MI         600     1980           (u)
23370 Commerce Drive       Farmington Hills, MI         190     1980           (u)
21477 Bridge Street           Southfield, MI            277     1986           (u)
2965 Technology Drive       Rochester Hills, MI         351     1995           (u)
1451 Lincoln Avenue             Madison, MI             399     1967           (u)
4400 Purks Drive             Auburn Hills, MI           656     1987           (u)
4177A Varsity Drive            Ann Arbor, MI            146     1993           (u)
6515 Cobb Drive            Sterling Heights, MI         293     1984           (u)
32450 N Avis Drive          Madison Heights, MI         273     1974           (u)
32200 N Avis Drive          Madison Heights, MI         324     1973           (u)
11813 Hubbard                   Livonia, MI             131     1979           (u)
11866 Hubbard                   Livonia, MI             135     1979           (u)
12050-12300 Hubbard (n)         Livonia, MI             492     1981           (u)
38200 Plymouth Road             Livonia, MI             451     1997           (u)
38220 Plymouth Road             Livonia, MI             379     1988           (u)
38300 Plymouth Road             Livonia, MI             332     1997           (u)
12707 Eckles Road          Plymouth Township, MI        170     1990           (u)
9300-9328 Harrison Rd           Romulus, MI             108     1978           (u)
9330-9358 Harrison Rd           Romulus, MI              98     1978           (u)
28420-28448 Highland Rd         Romulus, MI             108     1979           (u)
28450-28478 Highland Rd         Romulus, MI              86     1979           (u)
28421-28449 Highland Rd         Romulus, MI             125     1980           (u)
28451-28479 Highland Rd         Romulus, MI              79     1980           (u)
28825-28909 Highland Rd         Romulus, MI              81     1981           (u)
28933-29017 Highland Rd         Romulus, MI             119     1982           (u)
28824-28908 Highland Rd         Romulus, MI             106     1982           (u)
28932-29016 Highland Rd         Romulus, MI             146     1982           (u)
9710-9734 Harrison Rd           Romulus, MI             127     1987           (u)

                                                                                                COSTS
                                                                                              CAPITALIZED
                                                                                             SUBSEQUENT TO
                                                                                              ACQUISITION
                                                                                                  OR
                                                                                  (b)         COMPLETION
                                                                              INITIAL COST        AND
                                        LOCATION               (a)         -----------------   VALUATION
BUILDING ADDRESS                      (CITY/STATE)         ENCUMBRANCES    LAND    BUILDINGS   PROVISION
----------------                      ------------         ------------    ----    ---------   ---------
9740-9772 Harrison Rd                   Romulus, MI                          132       749          186
9840-9868 Harrison Rd                   Romulus, MI                          144       815          158
9800-9824 Harrison Rd                   Romulus, MI                          117       664          191
29265-29285 Airport Dr                  Romulus, MI                          140       794          221
29185-29225 Airport Dr                  Romulus, MI                          140       792          324
29149-29165 Airport Dr                  Romulus, MI                          216     1,225          260
29101-29115 Airport Dr                  Romulus, MI                          130       738          238
29031-29045 Airport Dr                  Romulus, MI                          124       704          102
29050-29062 Airport Dr                  Romulus, MI                          127       718          141
29120-29134 Airport Dr                  Romulus, MI                          161       912          409
29200-29214 Airport Dr                  Romulus, MI                          170       963          256
9301-9339 Middlebelt Rd                 Romulus, MI                          124       703          146
26980 Trolley Industrial Drive          Taylor, MI                           450     2,550          424
28055 S. Wick Road                      Romulus, MI                          195     1,080          339
12050-12200 Farmington Road             Livonia, MI                          201     1,115          152
33200 Capitol Avenue                    Livonia, MI                          236     1,309          186
32975 Capitol Avenue                    Livonia, MI                          135       748           93
2725 S. Industrial Highway             Ann Arbor, MI                         660     3,654          543
32920 Capitol Avenue                    Livonia, MI                           76       422           86
32940 Capitol Avenue                    Livonia, MI                           57       314           35
11862 Brookfield Avenue                 Livonia, MI                           85       471          111
11923 Brookfield Avenue                 Livonia, MI                          120       665          459
11965 Brookfield Avenue                 Livonia, MI                          120       665           77
34005 Schoolcraft Road                  Livonia, MI                          107       592           86
13405 Stark Road                        Livonia, MI                           46       254           34
1170 Chicago Road                        Troy, MI                            249     1,380          137
1200 Chicago Road                        Troy, MI                            268     1,483          141
450 Robbins Drive                        Troy, MI                            166       920           92
556 Robbins Drive                        Troy, MI                             59       329           38
1230 Chicago Road                        Troy, MI                            271     1,498          142
12886 Westmore Avenue                   Livonia, MI                          190     1,050          115
12898 Westmore Avenue                   Livonia, MI                          190     1,050          110
33025 Industrial Road                   Livonia, MI                           80       442           57
2002 Stephenson Highway                  Troy, MI                            179       994          189
47711 Clipper Street                 Plymouth Twsp, MI                       539     2,983          266
32975 Industrial Road                   Livonia, MI                          160       887          115
32985 Industrial Road                   Livonia, MI                          137       761           87
32995 Industrial Road                   Livonia, MI                          160       887           90
12874 Westmore Avenue                   Livonia, MI                          137       761           77
33067 Industrial Road                   Livonia, MI                          160       887          112
1775 Bellingham                          Troy, MI                            344     1,902          271
1785 East Maple                          Troy, MI                             92       507           83
1807 East Maple                          Troy, MI                            321     1,775          162
9800 Chicago Road                        Troy, MI                            206     1,141          103
1840 Enterprise Drive               Rochester Hills, MI                      573     3,170          277
1885 Enterprise Drive               Rochester Hills, MI                      209     1,158          110
1935-55 Enterprise Drive            Rochester Hills, MI                    1,285     7,144          823
5500 Enterprise Court                   Warren, MI                           675     3,737          447
5800 Enterprise Court                   Warren, MI                           202     1,117          142
750 Chicago Road                         Troy, MI                            323     1,790          273
800 Chicago Road                         Troy, MI                            283     1,567          168
850 Chicago Road                         Troy, MI                            183     1,016           94
2805 S. Industrial Highway             Ann Arbor, MI                         318     1,762          178
6833 Center Drive                  Sterling Heights, MI                      467     2,583          204
22731 Newman Street                    Dearborn, MI                          542     3,001          166
32201 North Avis Drive              Madison Heights, MI                      345     1,911          102
1100 East Mandoline Road            Madison Heights, MI                      888     4,915          830
30081 Stephenson Highway            Madison Heights, MI                      271     1,499          348
1120 John A. Papalas Drive (o)       Lincoln Park, MI                        586     3,241          415
36555 Ecorse                            Romulus, MI                          600         -        9,469
6340 Middlebelt                         Romulus, MI                          673         -        3,593
4872 S. Lapeer Road                 Lake Orion Twsp, MI                    1,342     5,441        1,035
775 James L. Hart Parkway              Ypsilanti, MI                         348     1,536          871
1400 Allen Drive                         Troy, MI                            209     1,154           23
1408 Allen Drive                         Troy, MI                            151       834           17
1305 Stephenson Hwy                      Troy, MI                            345     1,907           38
32505 Industrial Drive              Madison Heights, MI                      345     1,910           39
1799-1813 Northfield Drive (n)      Rochester Hills, MI                      481     2,665           55

GRAND RAPIDS
3232 Kraft Avenue                    Grand Rapids, MI         (d)            810     4,792        1,469
8181 Logistics Drive                 Grand Rapids, MI         (d)            803     5,263          721




                                        GROSS AMOUNT CARRIED           ACCUMU
                                     AT CLOSE OF PERIOD 12/31/00       -LATED
                                     ----------------------------     DEPRECIA
                                             BUILDING AND              -TION     YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                     LAND    IMPROVEMENTS   TOTAL     12/31/00   RENOVATED    LIVES (YEARS)
----------------                     ----    ------------   -----     --------   ---------    -------------
9740-9772 Harrison Rd                  138        929        1,067       166      1987           (u)
9840-9868 Harrison Rd                  151        966        1,117       117      1987           (u)
9800-9824 Harrison Rd                  123        849          972        85      1987           (u)
29265-29285 Airport Dr                 147      1,008        1,155       102      1983           (u)
29185-29225 Airport Dr                 146      1,110        1,256       126      1983           (u)
29149-29165 Airport Dr                 226      1,475        1,701       156      1984           (u)
29101-29115 Airport Dr                 136        970        1,106       120      1985           (u)
29031-29045 Airport Dr                 130        800          930        82      1985           (u)
29050-29062 Airport Dr                 133        853          986        94      1986           (u)
29120-29134 Airport Dr                 169      1,313        1,482       125      1986           (u)
29200-29214 Airport Dr                 178      1,211        1,389       127      1985           (u)
9301-9339 Middlebelt Rd                130        843          973        89      1983           (u)
26980 Trolley Industrial Drive         463      2,961        3,424       232      1997           (u)
28055 S. Wick Road                     195      1,419        1,614       133      1989           (u)
12050-12200 Farmington Road            215      1,253        1,468        84      1973           (u)
33200 Capitol Avenue                   252      1,479        1,731        94      1977           (u)
32975 Capitol Avenue                   144        832          976        54      1978           (u)
2725 S. Industrial Highway             704      4,153        4,857       353      1997           (u)
32920 Capitol Avenue                    82        502          584        35      1973           (u)
32940 Capitol Avenue                    61        345          406        22      1971           (u)
11862 Brookfield Avenue                 91        576          667        34      1972           (u)
11923 Brookfield Avenue                128      1,116        1,244       121      1973           (u)
11965 Brookfield Avenue                128        734          862        53      1973           (u)
34005 Schoolcraft Road                 114        671          785        44      1981           (u)
13405 Stark Road                        49        285          334        19      1980           (u)
1170 Chicago Road                      266      1,500        1,766        98      1983           (u)
1200 Chicago Road                      286      1,606        1,892       105      1984           (u)
450 Robbins Drive                      178      1,000        1,178        66      1976           (u)
556 Robbins Drive                       64        362          426        23      1974           (u)
1230 Chicago Road                      289      1,622        1,911       105      1996           (u)
12886 Westmore Avenue                  202      1,153        1,355        80      1981           (u)
12898 Westmore Avenue                  202      1,148        1,350        80      1981           (u)
33025 Industrial Road                   85        494          579        32      1980           (u)
2002 Stephenson Highway                192      1,170        1,362        72      1986           (u)
47711 Clipper Street                   575      3,213        3,788       209      1996           (u)
32975 Industrial Road                  171        991        1,162        80      1984           (u)
32985 Industrial Road                  147        838          985        54      1985           (u)
32995 Industrial Road                  171        966        1,137        63      1983           (u)
12874 Westmore Avenue                  147        828          975        54      1984           (u)
33067 Industrial Road                  171        988        1,159        66      1984           (u)
1775 Bellingham                        367      2,150        2,517       152      1987           (u)
1785 East Maple                         98        584          682        37      1985           (u)
1807 East Maple                        342      1,916        2,258       125      1984           (u)
9800 Chicago Road                      220      1,230        1,450        80      1985           (u)
1840 Enterprise Drive                  611      3,409        4,020       222      1990           (u)
1885 Enterprise Drive                  223      1,254        1,477        82      1990           (u)
1935-55 Enterprise Drive             1,371      7,881        9,252       537      1990           (u)
5500 Enterprise Court                  721      4,138        4,859       266      1989           (u)
5800 Enterprise Court                  215      1,246        1,461        80      1987           (u)
750 Chicago Road                       345      2,041        2,386       141      1986           (u)
800 Chicago Road                       302      1,716        2,018       111      1985           (u)
850 Chicago Road                       196      1,097        1,293        71      1984           (u)
2805 S. Industrial Highway             340      1,918        2,258       126      1990           (u)
6833 Center Drive                      493      2,761        3,254       194      1998           (u)
22731 Newman Street                    547      3,162        3,709       220      1985           (u)
32201 North Avis Drive                 349      2,009        2,358       141      1974           (u)
1100 East Mandoline Road               897      5,736        6,633       379      1967           (u)
30081 Stephenson Highway               274      1,844        2,118       125      1967           (u)
1120 John A. Papalas Drive (o)         593      3,649        4,242       271      1985           (u)
36555 Ecorse                           685      9,384       10,069       578      1998           (u)
6340 Middlebelt                        833      3,433        4,266       213      1998           (u)
4872 S. Lapeer Road                  1,412      6,406        7,818       139      1999           (u)
775 James L. Hart Parkway              604      2,151        2,755        71      1999           (u)
1400 Allen Drive                       212      1,174        1,386         2      1979           (u)
1408 Allen Drive                       153        849        1,002         2      1979           (u)
1305 Stephenson Hwy                    350      1,940        2,290         4      1979           (u)
32505 Industrial Drive                 351      1,943        2,294         4      1979           (u)
1799-1813 Northfield Drive (n)         490      2,711        3,201         6      1980           (u)

GRAND RAPIDS
3232 Kraft Avenue                      874      6,197        7,071     1,028      1988           (u)
8181 Logistics Drive                   864      5,923        6,787       951      1990           (u)

                                                                                           COSTS
                                                                                         CAPITALIZED
                                                                                        SUBSEQUENT TO
                                                                                         ACQUISITION
                                                                                             OR          GROSS AMOUNT CARRIED
                                                                             (b)          COMPLETION   AT CLOSE OF PERIOD 12/31/00
                                                                         INITIAL COST        AND      ----------------------------
                                    LOCATION               (a)         -----------------  VALUATION           BUILDING AND
BUILDING ADDRESS                  (CITY/STATE)         ENCUMBRANCES   LAND    BUILDINGS   PROVISION   LAND    IMPROVEMENTS   TOTAL
----------------                  ------------         ------------   ----    ---------   ---------   ----    ------------   -----
5062 Kendrick Court SE            Grand Rapids, MI         (d)          142       815          13         142         828       970
2 84th Street SW (x)              Grand Rapids, MI                      117       685         241         107         936     1,043
100 84th Street SW (x)            Grand Rapids, MI                      255     1,477        (124)        212       1,396     1,608
511 76th Street SW (x)            Grand Rapids, MI                      758     4,355        (220)        671       4,222     4,893
553 76th Street SW (x)            Grand Rapids, MI                       32       191         164          20         367       387
555 76th Street SW (x)            Grand Rapids, MI                      776     4,458        (274)        723       4,237     4,960
2935 Walkent Court NW (x)         Grand Rapids, MI                      285     1,663         196         264       1,880     2,144
3300 Kraft Avenue SE              Grand Rapids, MI                      838     4,810         221         838       5,031     5,869
3366 Kraft Avenue SE              Grand Rapids, MI                      833     4,780         685         833       5,465     6,298
5001 Kendrick Court SE (x)        Grand Rapids, MI                      210     1,221          82         192       1,321     1,513
5050 Kendrick Court SE            Grand Rapids, MI                    1,721    11,433       4,580       1,721      16,013    17,734
5015 52nd Street SE               Grand Rapids, MI                      234     1,321          65         234       1,386     1,620
5025 28th Street                  Grand Rapids, MI                       77       488          17          77         505       582
5079 33rd Street SE (x)           Grand Rapids, MI                      525     3,018         (59)        493       2,991     3,484
5333 33rd Street SE (x)           Grand Rapids, MI                      480     2,761         (88)        447       2,706     3,153
5130 Patterson Avenue SE (x)      Grand Rapids, MI                      137       793         (26)        127         777       904
425 Gordon Industrial Court (x)   Grand Rapids, MI         (c)          611     3,747         998         594       4,762     5,356
2851 Prairie Street (x)           Grand Rapids, MI         (c)          377     2,778          10         410       2,755     3,165
2945 Walkent Court (x)            Grand Rapids, MI         (c)          310     2,074         306         352       2,338     2,690
537 76th Street                   Grand Rapids, MI         (c)          255     1,456         163         230       1,644     1,874
3395 Kraft Avenue (x)             Grand Rapids, MI                      214     1,212         (27)        204       1,195     1,399
3427 Kraft Avenue (x)             Grand Rapids, MI                      157       892         (11)        152         886     1,038

HOUSTON
2102-2314 Edwards Street             Houston, TX                        348     1,973         875         381       2,815     3,196
4545 Eastpark Drive                  Houston, TX                        235     1,331         163         240       1,489     1,729
3351 Ranch St                        Houston, TX                        272     1,541         125         278       1,660     1,938
3851 Yale St                         Houston, TX                        413     2,343         259         425       2,590     3,015
3337-3347 Ranch Street               Houston, TX                        227     1,287         259         233       1,540     1,773
8505 N Loop East                     Houston, TX                        439     2,489         125         449       2,604     3,053
4749-4799 Eastpark Dr                Houston, TX                        594     3,368         251         611       3,602     4,213
4851 Homestead Road                  Houston, TX                        491     2,782         441         504       3,210     3,714
3365-3385 Ranch Street               Houston, TX                        284     1,611         103         290       1,708     1,998
5050 Campbell Road                   Houston, TX                        461     2,610         244         470       2,845     3,315
4300 Pine Timbers                    Houston, TX                        489     2,769         468         499       3,227     3,726
10600 Hampstead                      Houston, TX                        105       597         110         109         703       812
2300 Fairway Park Dr                 Houston, TX                         86       488         118          89         603       692
7901 Blankenship                     Houston, TX                        136       772         316         140       1,084     1,224
2500-2530 Fairway Park Drive         Houston, TX                        766     4,342         487         792       4,803     5,595
6550 Longpointe                      Houston, TX                        362     2,050         420         370       2,462     2,832
1815 Turning Basin Dr                Houston, TX                        487     2,761         415         531       3,132     3,663
1819 Turning Basin Dr                Houston, TX                        231     1,308         376         251       1,664     1,915
4545 Mossford Dr                     Houston, TX                        237     1,342          73         245       1,407     1,652
1805 Turning Basin Drive             Houston, TX                        564     3,197         507         616       3,652     4,268
7000 Empire Drive                    Houston, TX           (i)          450     2,552         685         452       3,235     3,687
9777 West Gulfbank Drive             Houston, TX           (i)        1,217     6,899         691       1,216       7,591     8,807
9835A Genard Road                    Houston, TX                      1,505     8,333         586       1,580       8,844    10,424
9835B Genard Road                    Houston, TX                        245     1,357         153         256       1,499     1,755
16134 West Hardy                     Houston, TX                        147       812          70         149         880     1,029
16216 West Hardy                     Houston, TX                        125       692          14         127         704       831
10161 Harwin Drive                   Houston, TX                        505     2,861          69         511       2,924     3,435
10165 Harwin Drive                   Houston, TX                        218     1,234         174         220       1,406     1,626
10175 Harwin Drive                   Houston, TX                        267     1,515         262         270       1,774     2,044
100 Donwick Drive                 The Woodlands, TX                     825     4,675         129         843       4,786     5,629

INDIANAPOLIS
2900 N Shadeland Avenue           Indianapolis, IN         (e)        2,394    13,565       2,440       2,492      15,907    18,399
2400 North Shadeland              Indianapolis, IN                      142       802          53         149         848       997
2402 North Shadeland              Indianapolis, IN                      466     2,640         293         489       2,910     3,399
7901 West 21st Street             Indianapolis, IN                    1,063     6,027          42       1,048       6,084     7,132
1445 Brookville Way               Indianapolis, IN         (e)          459     2,603         367         476       2,953     3,429
1440 Brookville Way               Indianapolis, IN         (e)          665     3,770         350         685       4,100     4,785
1240 Brookville Way               Indianapolis, IN         (e)          247     1,402         236         258       1,627     1,885
1220 Brookville Way               Indianapolis, IN         (e)          223        40          33         226          70       296
1345 Brookville Way               Indianapolis, IN         (f)          586     3,321         458         601       3,764     4,365
1350 Brookville Way               Indianapolis, IN         (e)          205     1,161         125         212       1,279     1,491
1341 Sadlier Circle E Dr          Indianapolis, IN         (f)          131       743         144         136         882     1,018
1322-1438 Sadlier Circle E Dr     Indianapolis, IN         (f)          145       822         177         152         992     1,144
1327-1441 Sadlier Circle E Dr     Indianapolis, IN         (f)          218     1,234         219         225       1,446     1,671
1304 Sadlier Circle E Dr          Indianapolis, IN         (f)           71       405          94          75         495       570
1402 Sadlier Circle E Dr          Indianapolis, IN         (f)          165       934         189         171       1,117     1,288
1504 Sadlier Circle E Dr          Indianapolis, IN         (f)          219     1,238         120         226       1,351     1,577





                                                          ACCUMU
                                                          -LATED
                                                         DEPRECIA
                                    LOCATION              -TION     YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                  (CITY/STATE)           12/31/00   RENOVATED    LIVES (YEARS)
----------------                  ------------           --------   ---------    -------------
5062 Kendrick Court SE            Grand Rapids, MI            130      1987           (u)
2 84th Street SW (x)              Grand Rapids, MI            185      1986           (u)
100 84th Street SW (x)            Grand Rapids, MI            291      1979           (u)
511 76th Street SW (x)            Grand Rapids, MI            784      1986           (u)
553 76th Street SW (x)            Grand Rapids, MI            142      1985           (u)
555 76th Street SW (x)            Grand Rapids, MI            706      1987           (u)
2935 Walkent Court NW (x)         Grand Rapids, MI            301      1991           (u)
3300 Kraft Avenue SE              Grand Rapids, MI            855      1987           (u)
3366 Kraft Avenue SE              Grand Rapids, MI          1,142      1987           (u)
5001 Kendrick Court SE (x)        Grand Rapids, MI            211      1983           (u)
5050 Kendrick Court SE            Grand Rapids, MI          2,409      1988           (u)
5015 52nd Street SE               Grand Rapids, MI            214      1987           (u)
5025 28th Street                  Grand Rapids, MI            118      1967           (u)
5079 33rd Street SE (x)           Grand Rapids, MI            488      1990           (u)
5333 33rd Street SE (x)           Grand Rapids, MI            499      1991           (u)
5130 Patterson Avenue SE (x)      Grand Rapids, MI            130      1987           (u)
425 Gordon Industrial Court (x)   Grand Rapids, MI            751      1990           (u)
2851 Prairie Street (x)           Grand Rapids, MI            462      1989           (u)
2945 Walkent Court (x)            Grand Rapids, MI            365      1993           (u)
537 76th Street                   Grand Rapids, MI            270      1987           (u)
3395 Kraft Avenue (x)             Grand Rapids, MI             74      1985           (u)
3427 Kraft Avenue (x)             Grand Rapids, MI             55      1985           (u)

HOUSTON
2102-2314 Edwards Street             Houston, TX              263      1961           (u)
4545 Eastpark Drive                  Houston, TX              111      1972           (u)
3351 Ranch St                        Houston, TX              126      1970           (u)
3851 Yale St                         Houston, TX              193      1971           (u)
3337-3347 Ranch Street               Houston, TX              116      1970           (u)
8505 N Loop East                     Houston, TX              190      1981           (u)
4749-4799 Eastpark Dr                Houston, TX              270      1979           (u)
4851 Homestead Road                  Houston, TX              245      1973           (u)
3365-3385 Ranch Street               Houston, TX              135      1970           (u)
5050 Campbell Road                   Houston, TX              213      1970           (u)
4300 Pine Timbers                    Houston, TX              235      1980           (u)
10600 Hampstead                      Houston, TX               49      1974           (u)
2300 Fairway Park Dr                 Houston, TX               41      1974           (u)
7901 Blankenship                     Houston, TX               91      1972           (u)
2500-2530 Fairway Park Drive         Houston, TX              381      1974           (u)
6550 Longpointe                      Houston, TX              189      1980           (u)
1815 Turning Basin Dr                Houston, TX              237      1980           (u)
1819 Turning Basin Dr                Houston, TX              113      1980           (u)
4545 Mossford Dr                     Houston, TX              108      1975           (u)
1805 Turning Basin Drive             Houston, TX              280      1980           (u)
7000 Empire Drive                    Houston, TX              311      1980           (u)
9777 West Gulfbank Drive             Houston, TX              666      1980           (u)
9835A Genard Road                    Houston, TX              238      1980           (u)
9835B Genard Road                    Houston, TX               39      1980           (u)
16134 West Hardy                     Houston, TX               24      1984           (u)
16216 West Hardy                     Houston, TX               21      1984           (u)
10161 Harwin Drive                   Houston, TX               73     1979/81         (u)
10165 Harwin Drive                   Houston, TX               37     1979/81         (u)
10175 Harwin Drive                   Houston, TX               47     1979/81         (u)
100 Donwick Drive                 The Woodlands, TX            90      1982           (u)

INDIANAPOLIS
2900 N Shadeland Avenue           Indianapolis, IN          2,276    1957/1992        (u)
2400 North Shadeland              Indianapolis, IN             74      1970           (u)
2402 North Shadeland              Indianapolis, IN            268      1970           (u)
7901 West 21st Street             Indianapolis, IN            537      1985           (u)
1445 Brookville Way               Indianapolis, IN            393      1989           (u)
1440 Brookville Way               Indianapolis, IN            488      1990           (u)
1240 Brookville Way               Indianapolis, IN            254      1990           (u)
1220 Brookville Way               Indianapolis, IN              8      1990           (u)
1345 Brookville Way               Indianapolis, IN            475      1992           (u)
1350 Brookville Way               Indianapolis, IN            159      1994           (u)
1341 Sadlier Circle E Dr          Indianapolis, IN            101    1971/1992        (u)
1322-1438 Sadlier Circle E Dr     Indianapolis, IN            142    1971/1992        (u)
1327-1441 Sadlier Circle E Dr     Indianapolis, IN            187      1992           (u)
1304 Sadlier Circle E Dr          Indianapolis, IN             68    1971/1992        (u)
1402 Sadlier Circle E Dr          Indianapolis, IN            128    1970/1992        (u)
1504 Sadlier Circle E Dr          Indianapolis, IN            165    1971/1992        (u)

                                                                                            COSTS
                                                                                         CAPITALIZED
                                                                                        SUBSEQUENT TO
                                                                                         ACQUISITION
                                                                                              OR         GROSS AMOUNT CARRIED
                                                                             (b)          COMPLETION   AT CLOSE OF PERIOD 12/31/00
                                                                         INITIAL COST         AND     ----------------------------
                                  LOCATION                  (a)        -----------------   VALUATION           BUILDING AND
BUILDING ADDRESS                (CITY/STATE)            ENCUMBRANCES   LAND    BUILDINGS   PROVISION   LAND    IMPROVEMENTS   TOTAL
----------------                ------------            ------------   ----    ---------   ---------   ----    ------------   -----
1311 Sadlier Circle E Dr           Indianapolis, IN         (f)           54      304            106      57         407         464
1365 Sadlier Circle E Dr           Indianapolis, IN         (f)          121      688            153     126         836         962
1352-1354 Sadlier Circle E Dr      Indianapolis, IN         (f)          178    1,008            204     184       1,206       1,390
1335 Sadlier Circle E Dr           Indianapolis, IN         (f)           81      460             67      85         523         608
1327 Sadlier Circle E Dr           Indianapolis, IN         (f)           52      295             37      55         329         384
1425 Sadlier Circle E Dr           Indianapolis, IN         (f)           21      117             28      23         143         166
1230 Brookville Way                Indianapolis, IN         (e)          103      586             49     109         629         738
6951 E 30th St                     Indianapolis, IN                      256    1,449            288     265       1,728       1,993
6701 E 30th St                     Indianapolis, IN                       78      443             40      82         479         561
6737 E 30th St                     Indianapolis, IN                      385    2,181            269     398       2,437       2,835
1225 Brookville Way                Indianapolis, IN                       60        -            397      68         389         457
6555 E 30th St                     Indianapolis, IN                      840    4,760          1,008     484       6,124       6,608
2432-2436 Shadeland                Indianapolis, IN                      212    1,199            267     230       1,448       1,678
8402-8440 E 33rd St                Indianapolis, IN                      222    1,260            220     230       1,472       1,702
8520-8630 E 33rd St                Indianapolis, IN                      326    1,848            379     336       2,217       2,553
8710-8768 E 33rd St                Indianapolis, IN                      175      993            260     187       1,241       1,428
3316-3346 N. Pagosa Court          Indianapolis, IN                      325    1,842            293     335       2,125       2,460
3331 Raton Court                   Indianapolis, IN                      138      802             20     138         822         960
4430 Airport Expressway            Indianapolis, IN                    1,068    6,789          1,604   1,236       8,225       9,461
6751 E 30th St                     Indianapolis, IN                      728    2,837            144     741       2,968       3,709
9200 East 146th Street              Noblesville, IN                      215    1,221          1,149     226       2,359       2,585
9210 East 146th Street              Noblesville, IN                      466      684             70     472         748       1,220
6575 East 30th Street              Indianapolis, IN                      118        -          2,045     128       2,035       2,163
6585 East 30th Street              Indianapolis, IN                      196        -          3,332     196       3,332       3,528
6635 East 30th Street              Indianapolis, IN                      196        -            604     196         604         800
5902 Decatur Blvd                  Indianapolis, IN                    2,517        -         16,948   2,549      16,916      19,465

LONG ISLAND
10 Edison Street                    Amityville, NY                       183    1,036             58     183       1,094       1,277
100 Lauman Lane                     Hicksville, NY                       159      901            379     159       1,280       1,439
35 Bloomingdale Road                Hicksville, NY                       190    1,076            144     190       1,220       1,410
15-39 Tec Street                    Hicksville, NY                       164      930            134     177       1,051       1,228
100 Tec Street                      Hicksville, NY                       237    1,340            273     268       1,582       1,850
51-89 Tec Street                    Hicksville, NY                       184    1,043             43     185       1,085       1,270
502 Old Country Road                Hicksville, NY                        95      536            364     146         849         995
80-98 Tec Street                    Hicksville, NY                       106      600             33     107         632         739
201-233 Park Avenue                 Hicksville, NY                       295    1,673            187     295       1,860       2,155
160 Engineer Drive                  Hicksville, NY                        84      479             77      85         555         640
260 Engineers Drive                 Hicksville, NY                       264    1,494            381     274       1,865       2,139
87-119 Engineers Dr (n)             Hicksville, NY                       181    1,023            431     233       1,402       1,635
950-970 South Broadway              Hicksville, NY                       250    1,418            271     250       1,689       1,939
62 Alpha Plaza                      Hicksville, NY                       155      877             53     159         926       1,085
90 Alpha Plaza                      Hicksville, NY                       127      717            113     130         827         957

LOS ANGELES
5220 Fourth Street                   Irwindale, CA                       270    1,529             28     273       1,554       1,827
15705 Arrow Highway                  Irwindale, CA                       157      892             19     159         909       1,068
15709 Arrow Highway                  Irwindale, CA                       225    1,275             18     227       1,291       1,518
6407-6419 Alondra Blvd.              Paramount, CA                       137      774             26     140         797         937
6423-6431 Alondra Blvd.              Paramount, CA                       115      650             20     117         668         785

LOUISVILLE
9001 Cane Run Road                  Louisville, KY                       524        -          5,577     560       5,541       6,101
9101 Cane Road                      Louisville, KY                       973        -          6,037   1,057       5,953       7,010

MILWAUKEE
N25 W23050 Paul Road                 Pewaukee, WI                        474    2,723            285     474       3,008       3,482
N25 W23255 Paul Road              Waukesha County, WI                    571    3,270              8     571       3,278       3,849
N27 W23293 Roundy Drive           Waukesha County, WI                    412    2,837              1     412       2,838       3,250
6523 N. Sydney Place                 Milwaukee, WI                       172      976            152     176       1,124       1,300
8800 W Bradley                       Milwaukee, WI                       375    2,125            134     388       2,246       2,634
1435 North 113th St                  Wauwatosa, WI                       300    1,699            366     310       2,055       2,365
11217-43 W. Becher St               West Allis, WI                       148      841            122     155         956       1,111
2152 S 114th Street                 West Allis, WI                       326    1,846            622     425       2,369       2,794
4560 N. 124th Street                 Wauwatosa, WI                       118      667             84     129         740         869
Science Drive                       Sturtevant, WI                     1,255        -         18,792   1,422      18,625      20,047
12221 W. Feerick Street              Wauwatosa, WI                       210    1,190            172     221       1,351       1,572
4410-80 North 132nd Street            Butler, WI                         355        -          1,811     359       1,807       2,166

MINNEAPOLIS
2700 Freeway Boulevard            Brooklyn Center, MN       (d)          392    2,318            537     415       2,832       3,247
6507-6545 Cecilia Circle            Bloomington, MN                      357    1,320            755     386       2,046       2,432

                                                        ACCUMU
                                                        -LATED
                                                       DEPRECIA
                                  LOCATION               -TION     YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                (CITY/STATE)            12/31/00   RENOVATED    LIVES (YEARS)
----------------                ------------            --------   ---------    -------------
1311 Sadlier Circle E Dr           Indianapolis, IN         84     1971/1992        (u)
1365 Sadlier Circle E Dr           Indianapolis, IN         97     1971/1992        (u)
1352-1354 Sadlier Circle E Dr      Indianapolis, IN        165     1970/1992        (u)
1335 Sadlier Circle E Dr           Indianapolis, IN         62     1971/1992        (u)
1327 Sadlier Circle E Dr           Indianapolis, IN         38     1971/1992        (u)
1425 Sadlier Circle E Dr           Indianapolis, IN         17     1971/1992        (u)
1230 Brookville Way                Indianapolis, IN         76       1995           (u)
6951 E 30th St                     Indianapolis, IN        218       1995           (u)
6701 E 30th St                     Indianapolis, IN         58       1992           (u)
6737 E 30th St                     Indianapolis, IN        300       1995           (u)
1225 Brookville Way                Indianapolis, IN         34       1997           (u)
6555 E 30th St                     Indianapolis, IN        972     1969/1981        (u)
2432-2436 Shadeland                Indianapolis, IN        158       1968           (u)
8402-8440 E 33rd St                Indianapolis, IN        176       1977           (u)
8520-8630 E 33rd St                Indianapolis, IN        251       1976           (u)
8710-8768 E 33rd St                Indianapolis, IN        134       1979           (u)
3316-3346 N. Pagosa Court          Indianapolis, IN        261       1977           (u)
3331 Raton Court                   Indianapolis, IN         94       1979           (u)
4430 Airport Expressway            Indianapolis, IN        945       1970           (u)
6751 E 30th St                     Indianapolis, IN        242       1997           (u)
9200 East 146th Street              Noblesville, IN        177       1961           (u)
9210 East 146th Street              Noblesville, IN         37       1978           (u)
6575 East 30th Street              Indianapolis, IN        129       1998           (u)
6585 East 30th Street              Indianapolis, IN        294       1998           (u)
6635 East 30th Street              Indianapolis, IN         13       1998           (u)
5902 Decatur Blvd                  Indianapolis, IN          -       2000           (u)

LONG ISLAND
10 Edison Street                    Amityville, NY          96       1971           (u)
100 Lauman Lane                     Hicksville, NY         127       1968           (u)
35 Bloomingdale Road                Hicksville, NY         128       1962           (u)
15-39 Tec Street                    Hicksville, NY         120       1965           (u)
100 Tec Street                      Hicksville, NY         152       1965           (u)
51-89 Tec Street                    Hicksville, NY         137       1965           (u)
502 Old Country Road                Hicksville, NY          62       1965           (u)
80-98 Tec Street                    Hicksville, NY          75       1965           (u)
201-233 Park Avenue                 Hicksville, NY         208       1962           (u)
160 Engineer Drive                  Hicksville, NY          75       1966           (u)
260 Engineers Drive                 Hicksville, NY         171       1966           (u)
87-119 Engineers Dr (n)             Hicksville, NY         116       1966           (u)
950-970 South Broadway              Hicksville, NY         204       1966           (u)
62 Alpha Plaza                      Hicksville, NY          75       1968           (u)
90 Alpha Plaza                      Hicksville, NY          68       1969           (u)

LOS ANGELES
5220 Fourth Street                   Irwindale, CA          10       2000           (u)
15705 Arrow Highway                  Irwindale, CA           6       1987           (u)
15709 Arrow Highway                  Irwindale, CA           8       1987           (u)
6407-6419 Alondra Blvd.              Paramount, CA           5       1985           (u)
6423-6431 Alondra Blvd.              Paramount, CA           4       1985           (u)

LOUISVILLE
9001 Cane Run Road                  Louisville, KY         286       1998           (u)
9101 Cane Road                      Louisville, KY          10       2000           (u)

MILWAUKEE
N25 W23050 Paul Road                 Pewaukee, WI          460       1989           (u)
N25 W23255 Paul Road              Waukesha County, WI      532       1987           (u)
N27 W23293 Roundy Drive           Waukesha County, WI      460       1989           (u)
6523 N. Sydney Place                 Milwaukee, WI         145       1978           (u)
8800 W Bradley                       Milwaukee, WI         256       1982           (u)
1435 North 113th St                  Wauwatosa, WI         316       1993           (u)
11217-43 W. Becher St               West Allis, WI         104       1979           (u)
2152 S 114th Street                 West Allis, WI         193       1980           (u)
4560 N. 124th Street                 Wauwatosa, WI          66       1976           (u)
Science Drive                       Sturtevant, WI       1,313       1997           (u)
12221 W. Feerick Street              Wauwatosa, WI         114       1971           (u)
4410-80 North 132nd Street            Butler, WI            18       1999           (u)

MINNEAPOLIS
2700 Freeway Boulevard            Brooklyn Center, MN      530       1981           (u)
6507-6545 Cecilia Circle            Bloomington, MN        947       1981           (u)

                                                                                             COSTS
                                                                                          CAPITALIZED
                                                                                          SUBSEQUENT TO
                                                                                           ACQUISITION
                                                                                               OR
                                                                             (b)           COMPLETION
                                                                          INITIAL COST         AND
                                       LOCATION              (a)        -----------------   VALUATION
BUILDING ADDRESS                     (CITY/STATE)        ENCUMBRANCES   LAND    BUILDINGS   PROVISION
----------------                     ------------        ------------   ----    ---------   ---------
1275 Corporate Center Drive              Eagan, MN                         80      357         70
1279 Corporate Center Drive              Eagan, MN                        105      357         98
2815 Eagandale Boulevard                 Eagan, MN                         80      357        182
6201 West 111th Street                Bloomington, MN                   1,358    8,622      3,756
6403-6545 Cecilia Drive               Bloomington, MN                     366    1,363        657
6925-6943 Washington Avenue              Edina, MN                        117      504        886
6955-6973 Washington Avenue              Edina, MN                        117      486        518
7251-7279 Washington Avenue              Edina, MN                        129      382        445
7301-7329 Washington Avenue              Edina, MN                        174      391        508
7101 Winnetka Avenue North           Brooklyn Park, MN                  2,195    6,084      2,104
7600 Golden Triangle Drive           Eden Prairie, MN                     566    1,394      1,561
9901 West 74th Street                Eden Prairie, MN                     621    3,289      2,461
11201 Hampshire Avenue South          Bloomington, MN                     495    1,035        859
12220-12222 Nicollet Avenue           Burnsville, MN                      105      425        217
12250-12268 Nicollet Avenue           Burnsville, MN                      260    1,054        193
12224-12226 Nicollet Avenue           Burnsville, MN                      190      770        155
305 2nd Street Northwest              Minneapolis, MN                     460    2,744         63
980 Lone Oak Road                     Minneapolis, MN                     683    4,103        546
990 Lone Oak Road                     Minneapolis, MN                     883    5,575        409
1030 Lone Oak Road                    Minneapolis, MN                     456    2,703        105
1060 Lone Oak Road                    Minneapolis, MN                     624    3,700        466
5400 Nathan Lane                      Minneapolis, MN                     749    4,461         46
6464 Sycamore Court                   Minneapolis, MN                     457    2,730        105
10120 W 76th Street                  Eden Prairie, MN                     315    1,804        173
7615 Golden Triangle                 Eden Prairie, MN                     268    1,532        948
7625 Golden Triangle                 Eden Prairie, MN                     415    2,375        547
2605 Fernbrook Lane North              Plymouth, MN                       443    2,533        372
12155 Nicollet Ave.                   Burnsville, MN                      286        -      1,886
6655 Wedgewood Road                   Maple Grove, MN        (c)        1,466    8,342        265
900 Apollo Road                          Eagan, MN           (c)        1,029    5,855      1,105
7316 Aspen Lane North                  Brooklyn, MN          (c)          368    2,156        542
953 Westgate Drive                    Minneapolis, MN                     193    1,178         72
73rd Avenue North                    Brooklyn Park, MN                    504    2,856         76
1905 W Country Road C                  Roseville, MN                      402    2,278         67
2720 Arthur Street                     Roseville, MN                      824    4,671         78
10205 51st Avenue North                Plymouth, MN                       180    1,020         70
4100 Peavey Road                        Chaska, MN                        399    2,261        632
11300 Hamshire Ave South              Bloomington, MN                     527    2,985        562
375 Rivertown Drive                    Woodbury, MN                     1,083    6,135      2,741
5205 Highway 169                       Plymouth, MN                       446    2,525        917
6451-6595 Citywest Parkway           Eden Prairie, MN                     525    2,975        759
7100-7190 Shady Oak Rd (o)           Eden Prairie, MN                   1,118    6,333        485
7500-7546 Washington Square          Eden Prairie, MN                     229    1,300         73
7550-7558 Washington Square          Eden Prairie, MN                     153      867         42
5240-5300 Valley Industrial Blvd S   Eden Prairie, MN                     362    2,049        744
1565 First Avenue NW                 New Brighton, MN                     485    2,750        468
7125 Northland Terrace               Brooklyn Park, MN                    660    3,740        724
6900 Shady Oak Road                  Eden Prairie, MN                     310    1,756        436
6477-6525 City West Parkway          Eden Prairie, MN                     810    4,590        221
1157 Valley Park Drive                 Shakopee, MN                       760        -      4,540
500-530 Kasota Avenue SE              Minneapolis, MN                     415    2,354        425
770-786 Kasota Avenue SE              Minneapolis, MN                     333    1,888        153
800 Kasota Avenue SE                  Minneapolis, MN                     524    2,971        610
2530-2570 Kasota Avenue                St. Paul, MN                       407    2,308        689
504 Malcolm Ave SE                    Minneapolis, MN                     757        -        432
1150 Gateway Drive                     Shakopee, MN                       697        -      5,126
5555 12th Avenue East                  Shakopee, MN                     1,157        -      3,612

NASHVILLE
1621 Heil Quaker Boulevard             Nashville, TN         (d)          413    2,348        717
417 Harding Industrial Drive           Nashville, TN                      653    4,583      1,575
3099 Barry Drive                       Portland, TN                       418    2,368         53
3150 Barry Drive                       Portland, TN                       941    5,333        289
5599 Highway 31 West                   Portland, TN                       564    3,196         65
1650 Elm Hill Pike                     Nashville, TN                      329    1,867        101
1821 Air Lane Drive                    Nashville, TN                      151      858         78
1102 Appleton Drive                    Nashville, TN                      154      873         16
1920 Air Lane Drive                    Nashville, TN                      250    1,415         32
1931 Air Lane Drive                    Nashville, TN                      491    2,785        206
470 Metroplex Drive (n)                Nashville, TN                      619    3,507      1,188
1150 Antiock Pike                      Nashville, TN                      667    3,748         49
1630 Corporate Place                   La Vergne, TN                      230    1,271        930





                                                               GROSS AMOUNT CARRIED          ACCUMU
                                                            AT CLOSE OF PERIOD 12/31/00     -LATED
                                                            ----------------------------    DEPRECIA
                                       LOCATION                     BUILDING AND             -TION     YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                     (CITY/STATE)           LAND    IMPROVEMENTS   TOTAL    12/31/00   RENOVATED    LIVES (YEARS)
----------------                     ------------           ----    ------------   -----    --------   ---------    -------------
1275 Corporate Center Drive              Eagan, MN             93       414           507      164      1990           (u)
1279 Corporate Center Drive              Eagan, MN            109       451           560      187      1990           (u)
2815 Eagandale Boulevard                 Eagan, MN             97       522           619      212      1990           (u)
6201 West 111th Street                Bloomington, MN       1,499    12,237        13,736    3,315      1987           (u)
6403-6545 Cecilia Drive               Bloomington, MN         395     1,991         2,386      975      1980           (u)
6925-6943 Washington Avenue              Edina, MN            237     1,270         1,507      751      1972           (u)
6955-6973 Washington Avenue              Edina, MN            207       914         1,121      656      1972           (u)
7251-7279 Washington Avenue              Edina, MN            182       774           956      574      1972           (u)
7301-7329 Washington Avenue              Edina, MN            193       880         1,073      862      1972           (u)
7101 Winnetka Avenue North           Brooklyn Park, MN      2,228     8,155        10,383    3,512      1990           (u)
7600 Golden Triangle Drive           Eden Prairie, MN         615     2,906         3,521    1,336      1989           (u)
9901 West 74th Street                Eden Prairie, MN         639     5,732         6,371    1,681     1983/88         (u)
11201 Hampshire Avenue South          Bloomington, MN         502     1,887         2,389      909      1986           (u)
12220-12222 Nicollet Avenue           Burnsville, MN          114       633           747      217     1989/90         (u)
12250-12268 Nicollet Avenue           Burnsville, MN          296     1,211         1,507      505     1989/90         (u)
12224-12226 Nicollet Avenue           Burnsville, MN          207       908         1,115      375     1989/90         (u)
305 2nd Street Northwest              Minneapolis, MN         460     2,807         3,267      481      1991           (u)
980 Lone Oak Road                     Minneapolis, MN         683     4,649         5,332    1,012      1992           (u)
990 Lone Oak Road                     Minneapolis, MN         873     5,994         6,867    1,329      1989           (u)
1030 Lone Oak Road                    Minneapolis, MN         456     2,808         3,264      486      1988           (u)
1060 Lone Oak Road                    Minneapolis, MN         624     4,166         4,790      780      1988           (u)
5400 Nathan Lane                      Minneapolis, MN         749     4,507         5,256      754      1990           (u)
6464 Sycamore Court                   Minneapolis, MN         457     2,835         3,292      537      1990           (u)
10120 W 76th Street                  Eden Prairie, MN         315     1,977         2,292      311      1987           (u)
7615 Golden Triangle                 Eden Prairie, MN         268     2,480         2,748      512      1987           (u)
7625 Golden Triangle                 Eden Prairie, MN         415     2,922         3,337      474      1987           (u)
2605 Fernbrook Lane North              Plymouth, MN           445     2,903         3,348      583      1987           (u)
12155 Nicollet Ave.                   Burnsville, MN          288     1,884         2,172      234      1995           (u)
6655 Wedgewood Road                   Maple Grove, MN       1,466     8,607        10,073    1,246      1989           (u)
900 Apollo Road                          Eagan, MN          1,030     6,959         7,989      924      1970           (u)
7316 Aspen Lane North                  Brooklyn, MN           377     2,689         3,066      356      1978           (u)
953 Westgate Drive                    Minneapolis, MN         193     1,250         1,443      201      1991           (u)
73rd Avenue North                    Brooklyn Park, MN        512     2,924         3,436      347      1995           (u)
1905 W Country Road C                  Roseville, MN          410     2,337         2,747      277      1993           (u)
2720 Arthur Street                     Roseville, MN          832     4,741         5,573      563      1995           (u)
10205 51st Avenue North                Plymouth, MN           187     1,083         1,270      135      1990           (u)
4100 Peavey Road                        Chaska, MN            415     2,877         3,292      379      1988           (u)
11300 Hamshire Ave South              Bloomington, MN         541     3,533         4,074      601      1983           (u)
375 Rivertown Drive                    Woodbury, MN         1,503     8,456         9,959      714      1996           (u)
5205 Highway 169                       Plymouth, MN           739     3,149         3,888      422      1960           (u)
6451-6595 Citywest Parkway           Eden Prairie, MN         538     3,721         4,259      581      1984           (u)
7100-7190 Shady Oak Rd (o)           Eden Prairie, MN       1,149     6,787         7,936      713      1982           (u)
7500-7546 Washington Square          Eden Prairie, MN         235     1,367         1,602      140      1975           (u)
7550-7558 Washington Square          Eden Prairie, MN         157       905         1,062       92      1973           (u)
5240-5300 Valley Industrial Blvd S   Eden Prairie, MN         371     2,784         3,155      272      1975           (u)
1565 First Avenue NW                 New Brighton, MN         496     3,207         3,703      291      1978           (u)
7125 Northland Terrace               Brooklyn Park, MN        767     4,357         5,124      404      1996           (u)
6900 Shady Oak Road                  Eden Prairie, MN         340     2,162         2,502      182      1980           (u)
6477-6525 City West Parkway          Eden Prairie, MN         819     4,802         5,621      405      1984           (u)
1157 Valley Park Drive                 Shakopee, MN           888     4,412         5,300      218      1997           (u)
500-530 Kasota Avenue SE              Minneapolis, MN         432     2,762         3,194      189      1976           (u)
770-786 Kasota Avenue SE              Minneapolis, MN         347     2,027         2,374      150      1976           (u)
800 Kasota Avenue SE                  Minneapolis, MN         597     3,508         4,105      254      1976           (u)
2530-2570 Kasota Avenue                St. Paul, MN           465     2,939         3,404      276      1976           (u)
504 Malcolm Ave SE                    Minneapolis, MN         936       253         1,189       58      1976           (u)
1150 Gateway Drive                     Shakopee, MN           708     5,115         5,823        5      1999           (u)
5555 12th Avenue East                  Shakopee, MN         1,182     3,587         4,769       17      2000           (u)

NASHVILLE
1621 Heil Quaker Boulevard             Nashville, TN          430     3,048         3,478      475      1975           (u)
417 Harding Industrial Drive           Nashville, TN          763     6,048         6,811    1,491      1972           (u)
3099 Barry Drive                       Portland, TN           421     2,418         2,839      258      1995           (u)
3150 Barry Drive                       Portland, TN           980     5,583         6,563      596      1993           (u)
5599 Highway 31 West                   Portland, TN           571     3,254         3,825      346      1995           (u)
1650 Elm Hill Pike                     Nashville, TN          332     1,965         2,297      173      1984           (u)
1821 Air Lane Drive                    Nashville, TN          151       936         1,087       75      1984           (u)
1102 Appleton Drive                    Nashville, TN          154       889         1,043       73      1984           (u)
1920 Air Lane Drive                    Nashville, TN          251     1,446         1,697      140      1985           (u)
1931 Air Lane Drive                    Nashville, TN          496     2,986         3,482      313      1984           (u)
470 Metroplex Drive (n)                Nashville, TN          626     4,688         5,314      402      1986           (u)
1150 Antiock Pike                      Nashville, TN          669     3,795         4,464      313      1987           (u)
1630 Corporate Place                   La Vergne, TN          233     2,198         2,431       96      1999           (u)

                                                                                             COSTS
                                                                                          CAPITALIZED
                                                                                          SUBSEQUENT TO
                                                                                           ACQUISITION
                                                                                               OR          GROSS AMOUNT CARRIED
                                                                             (b)           COMPLETION   AT CLOSE OF PERIOD 12/31/00
                                                                         INITIAL COST         AND      ----------------------------
                                  LOCATION                 (a)        -----------------   VALUATION           BUILDING AND
BUILDING ADDRESS                (CITY/STATE)           ENCUMBRANCES   LAND    BUILDINGS   PROVISION   LAND    IMPROVEMENTS   TOTAL
----------------                ------------           ------------   ----    ---------   ---------   ----    ------------   -----
4640 Cummings Park                  Nashville, TN                       360       2,040          45     365      2,080        2,445
211 Nesbitt North                   Nashville, TN                       399       2,261          32     404      2,288        2,692
211 Nesbitt South                   Nashville, TN                       400       2,266         106     405      2,367        2,772
211 Nesbitt West                    Nashville, TN                       217       1,232          18     220      1,247        1,467

NORTHERN NEW JERSEY
60 Ethel Road West                 Piscataway, NJ                       252       1,426         246     264      1,660        1,924
70 Ethel Road West                 Piscataway, NJ                       431       2,443         333     451      2,756        3,207
140 Hanover Avenue                   Hanover, NJ                        457       2,588         368     469      2,944        3,413
601-629 Montrose Avenue         South Plainfield, NJ                    487       2,762         525     512      3,262        3,774
3 Marlen                            Hamilton, NJ                         71         404         100      74        501          575
5 Marlen                            Hamilton, NJ                        116         655          41     121        691          812
7 Marlen                            Hamilton, NJ                        128         728         118     136        838          974
8 Marlen                            Hamilton, NJ                        230       1,302          50     235      1,347        1,582
15 Marlen                           Hamilton, NJ                         53         302          40      58        337          395
17 Marlen                           Hamilton, NJ                        104         588          72     110        654          764
1 South Gold Drive                  Hamilton, NJ                        106         599          44     112        637          749
5 South Gold Drive                  Hamilton, NJ                        106         602          57     113        652          765
7 South Gold Drive                  Hamilton, NJ                         32         182          43      36        221          257
8 South Gold Drive                  Hamilton, NJ                        103         584          82     109        660          769
9 South Gold Drive                  Hamilton, NJ                         60         342          47      65        384          449
11 South Gold Drive                 Hamilton, NJ                        183       1,039          67     192      1,097        1,289
12 South Gold Drive                 Hamilton, NJ                         84         475          88      89        558          647
9 Princess Road                   Lawrenceville, NJ                     221       1,254         105     234      1,346        1,580
11 Princess Road                  Lawrenceville, NJ                     491       2,780         264     516      3,019        3,535
15 Princess Road                  Lawrenceville, NJ                     234       1,328         287     247      1,602        1,849
17 Princess Road                  Lawrenceville, NJ                     342       1,936          69     345      2,002        2,347
220 Hanover Avenue                   Hanover, NJ                      1,361       7,715         601   1,420      8,257        9,677
244 Shefield Street               Mountainside, NJ                      201       1,141         291     210      1,423        1,633
30 Troy Road                         Hanover, NJ                        128         727         112     134        833          967
15 Leslie Court                      Hanover, NJ                        126         716          42     132        752          884
20 Leslie Court                      Hanover, NJ                         84         474          32      88        502          590
25 Leslie Court                      Hanover, NJ                        512       2,899         222     526      3,107        3,633
130 Algonquin Parkway                Hanover, NJ                        157         888          75     163        957        1,120
150 Algonquin Parkway                Hanover, NJ                         85         479         131      89        606          695
55 Locust Avenue                    Roseland, NJ                        535       3,034         182     560      3,191        3,751
31 West Forest Street (n)           Englewood, NJ                       941       5,333         848     975      6,147        7,122
25 World's Fair Drive               Franklin, NJ                        285       1,616          83     297      1,687        1,984
14 World's Fair Drive               Franklin, NJ                        483       2,735         428     503      3,143        3,646
16 World's Fair Drive               Franklin, NJ                        174         988         191     183      1,170        1,353
18 World's Fair Drive               Franklin, NJ                        123         699          44     129        737          866
23 World's Fair Drive               Franklin, NJ                        134         758         108     140        860        1,000
12 World's Fair Drive               Franklin, NJ                        572       3,240         325     593      3,544        4,137
49 Napoleon Court                   Franklin, NJ                        230       1,306          69     238      1,367        1,605
50 Napoleon Court                   Franklin, NJ                        149         842          41     154        878        1,032
22 World's Fair Drive               Franklin, NJ                        364       2,064         280     375      2,333        2,708
26 World's Fair Drive               Franklin, NJ                        361       2,048         168     377      2,200        2,577
24 World's Fair Drive               Franklin, NJ                        347       1,968         267     362      2,220        2,582
12 Wright Way                        Oakland, NJ                        410       2,321         110     424      2,417        2,841
155 Pierce Street                   Sumerset, NJ                          3           -       2,903     436      2,470        2,906
20 World's Fair Drive Lot 13        Sumerset, NJ                          9           -       1,816     274      1,551        1,825
10 New Maple Road                  Pine Brook, NJ                     2,250      12,750         153   2,271     12,882       15,153
60 Chapin Road                     Pine Brook, NJ                     2,123      12,028         159   2,142     12,168       14,310
45 Route 46                        Pine Brook, NJ                       969       5,491         127     978      5,609        6,587
43 Route 46                        Pine Brook, NJ                       474       2,686          32     478      2,714        3,192
39 Route 46                        Pine Brook, NJ                       260       1,471          16     262      1,485        1,747
26 Chapin Road                     Pine Brook, NJ                       956       5,415          75     964      5,482        6,446
30 Chapin Road                     Pine Brook, NJ                       960       5,440          75     969      5,506        6,475
20 Hook Mountain Road              Pine Brook, NJ                     1,507       8,542         161   1,534      8,676       10,210
30 Hook Mountain Road              Pine Brook, NJ                       389       2,206          42     396      2,241        2,637
55 Route 46                        Pine Brook, NJ                       396       2,244          67     403      2,304        2,707
16 Chapin Rod                      Pine Brook, NJ                       885       5,015          96     901      5,095        5,996
20 Chapin Road                     Pine Brook, NJ                     1,134       6,426         123   1,154      6,529        7,683

NEW ORLEANS
520-524 Elmwood Park Blvd (n)       Jefferson, LA                       926       5,248         714   1,017      5,871        6,888
125 Mallard St                      St. Rose, LA           (h)          103         586         509     134      1,064        1,198
107 Mallard                         St. Rose, LA           (h)          142         805         119     150        916        1,066
125 James Drive West                St. Rose, LA           (h)          246       1,392         354     289      1,703        1,992
161 James Drive West                St. Rose, LA                        129         730         281     135      1,005        1,140
150 James Drive East                St. Rose, LA                        334       1,890         259     344      2,139        2,483
115 James Drive West                St. Rose, LA           (h)          163         922         124     172      1,037        1,209





                                                          ACCUMU
                                                          -LATED
                                                         DEPRECIA
                                  LOCATION                -TION    YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                (CITY/STATE)            12/31/00   RENOVATED     LIVES (YEARS)
----------------                ------------            --------   ---------     -------------
4640 Cummings Park                  Nashville, TN          65         1986           (u)
211 Nesbitt North                   Nashville, TN          57         1983           (u)
211 Nesbitt South                   Nashville, TN          69         1983           (u)
211 Nesbitt West                    Nashville, TN          31         1985           (u)

NORTHERN NEW JERSEY
60 Ethel Road West                 Piscataway, NJ         153         1982           (u)
70 Ethel Road West                 Piscataway, NJ         228         1979           (u)
140 Hanover Avenue                   Hanover, NJ          396       1964/1988        (u)
601-629 Montrose Avenue         South Plainfield, NJ      290         1974           (u)
3 Marlen                            Hamilton, NJ           59         1981           (u)
5 Marlen                            Hamilton, NJ           60         1981           (u)
7 Marlen                            Hamilton, NJ           76         1982           (u)
8 Marlen                            Hamilton, NJ          104         1982           (u)
15 Marlen                           Hamilton, NJ           29         1982           (u)
17 Marlen                           Hamilton, NJ           59         1981           (u)
1 South Gold Drive                  Hamilton, NJ           55         1973           (u)
5 South Gold Drive                  Hamilton, NJ           62         1974           (u)
7 South Gold Drive                  Hamilton, NJ           23         1976           (u)
8 South Gold Drive                  Hamilton, NJ           56         1977           (u)
9 South Gold Drive                  Hamilton, NJ           39         1980           (u)
11 South Gold Drive                 Hamilton, NJ           96         1979           (u)
12 South Gold Drive                 Hamilton, NJ           47         1980           (u)
9 Princess Road                   Lawrenceville, NJ       125         1985           (u)
11 Princess Road                  Lawrenceville, NJ       278         1985           (u)
15 Princess Road                  Lawrenceville, NJ       253         1986           (u)
17 Princess Road                  Lawrenceville, NJ       198         1986           (u)
220 Hanover Avenue                   Hanover, NJ          726         1987           (u)
244 Shefield Street               Mountainside, NJ        142       1965/1986        (u)
30 Troy Road                         Hanover, NJ           74         1972           (u)
15 Leslie Court                      Hanover, NJ           66         1971           (u)
20 Leslie Court                      Hanover, NJ           44         1974           (u)
25 Leslie Court                      Hanover, NJ          269         1975           (u)
130 Algonquin Parkway                Hanover, NJ           81         1973           (u)
150 Algonquin Parkway                Hanover, NJ           46         1973           (u)
55 Locust Avenue                    Roseland, NJ          279         1980           (u)
31 West Forest Street (n)           Englewood, NJ         559         1978           (u)
25 World's Fair Drive               Franklin, NJ          147         1986           (u)
14 World's Fair Drive               Franklin, NJ          305         1980           (u)
16 World's Fair Drive               Franklin, NJ           93         1981           (u)
18 World's Fair Drive               Franklin, NJ           64         1982           (u)
23 World's Fair Drive               Franklin, NJ           76         1982           (u)
12 World's Fair Drive               Franklin, NJ          298         1981           (u)
49 Napoleon Court                   Franklin, NJ          106         1982           (u)
50 Napoleon Court                   Franklin, NJ           68         1982           (u)
22 World's Fair Drive               Franklin, NJ          217         1983           (u)
26 World's Fair Drive               Franklin, NJ          200         1984           (u)
24 World's Fair Drive               Franklin, NJ          194         1984           (u)
12 Wright Way                        Oakland, NJ          211         1981           (u)
155 Pierce Street                   Sumerset, NJ          (26)        1999           (u)
20 World's Fair Drive Lot 13        Sumerset, NJ            2         1999           (u)
10 New Maple Road                  Pine Brook, NJ          80       1973/1999        (u)
60 Chapin Road                     Pine Brook, NJ          76       1977/2000        (u)
45 Route 46                        Pine Brook, NJ          35       1974/1987        (u)
43 Route 46                        Pine Brook, NJ          17       1974/1987        (u)
39 Route 46                        Pine Brook, NJ           9         1970           (u)
26 Chapin Road                     Pine Brook, NJ          34         1983           (u)
30 Chapin Road                     Pine Brook, NJ          34         1983           (u)
20 Hook Mountain Road              Pine Brook, NJ          54       1972/1984        (u)
30 Hook Mountain Road              Pine Brook, NJ          14       1972/1987        (u)
55 Route 46                        Pine Brook, NJ          14       1978/1994        (u)
16 Chapin Rod                      Pine Brook, NJ          32         1987           (u)
20 Chapin Road                     Pine Brook, NJ          41         1987           (u)

NEW ORLEANS
520-524 Elmwood Park Blvd (n)       Jefferson, LA         381         1986           (u)
125 Mallard St                      St. Rose, LA          135         1984           (u)
107 Mallard                         St. Rose, LA           64         1985           (u)
125 James Drive West                St. Rose, LA           97         1990           (u)
161 James Drive West                St. Rose, LA          176         1986           (u)
150 James Drive East                St. Rose, LA          162         1986           (u)
115 James Drive West                St. Rose, LA           63         1986           (u)

                                                                                                            Costs
                                                                                                         Capitalized
                                                                                                        Subsequent to
                                                                                         (b)            Acquisition or
                                                                                     Initial Cost         Completion
                                                   Location            (a)       ---------------------  and Valuation
Building Address                                 (City/State)      Encumbrances    Land     Buildings     Provision
----------------                                 ------------      ------------  ---------  ----------  --------------
100 James Drive                                  St. Rose, LA         (h)             292        1,653         153
143 Mallard St                                   St. Rose, LA         (h)             143          812         182
160 James Drive East                             St. Rose, LA         (h)             102          580         503
190 James Drive East                             St. Rose, LA         (h)             205        1,160         331
120 Mallard St                                   St. Rose, LA         (h)             348        1,971         480
110 James Drive West                             St. Rose, LA         (h)             143          812         316
150 Canvasback Dr                                St. Rose, LA                         165          937          80
150 Teal Street                                  St. Rose, LA                         387            -       2,100

PHILADELPHIA
212 Welsh Pool Road                               Exton, PA                           160          886         122
230-240 Welsh Pool Road                           Exton, PA                           154          851         148
264 Welsh Pool Road                               Exton, PA                           147          811         135
254 Welsh Pool Road                               Exton, PA                           152          842         438
256 Welsh Pool Road                               Exton, PA                            82          452         273
213 Welsh Pool Road                               Exton, PA                           149          827         252
251 Welsh Pool Road                               Exton, PA                           144          796         111
253-255 Welsh Pool Road                           Exton, PA                           113          626         110
151-161 Philips Road                              Exton, PA                           191        1,059         180
210 Philips Road                                  Exton, PA                           182        1,005         226
215 Welsh Pool Road                               Exton, PA                            67          372         170
217 Welsh Pool Road                               Exton, PA                            64          357          47
216 Philips Road                                  Exton, PA                           199        1,100         193
202 Philips Road                                  Exton, PA                           174          966         196
110 Thousand Oaks Blvd                          Morgantown, PA                        416        2,300       1,471
20 McDonald Blvd                                  Aston, PA                           184        1,016          54
30 McDonald Blvd                                  Aston, PA                           135          748         250
219 Welsh Pool Road                               Exton, PA                           122          678          43
2994-96 Samuel Drive                             Bensalem, PA                         952        5,396         196

PHOENIX
4655 McDowell                                    Phoenix, AZ                          800            -         297
1045 South Edward Drive                           Tempe, AZ                           390        2,160          47

PORTLAND
5687 International Way (p)                      Milwaukee, OR         (m)             430        2,385         188
5795 SW Jean Road (o)                          Lake Oswego, OR                        427        2,362         159
12130 NE Ainsworth Circle (n)                    Portland, OR                         523        2,898         167
5509 NW 122nd Ave (n)                           Milwaukee, OR         (l)             244        1,351          62
6105-6113 NE 92nd Avenue (p)                     Portland, OR                         884        4,891         613
8727 NE Marx Drive (o)                           Portland, OR                         580        3,210         430
3388 SE 20th St.                                 Portland, OR                          73          405          43
5962-5964 NE 87th Ave                            Portland, OR                          72          398          31
116 SE Yamhill                                   Portland, OR                          38          208          22
9106 NE Marx Drive                               Portland, OR                          40          223          72
11620 NE Ainsworth Circle                        Portland, OR                         152          839          36
11824 NE Ainsworth Circle                        Portland, OR                         166          916          52
12124 NE Ainsworth Circle                        Portland, OR                         207        1,148          54
2715 SE Raymond                                  Portland, OR                         159          880          53
1645 NE 72nd Ave                                 Portland, OR                         116          641          41
1630 SE 8th Ave.                                 Portland, OR                         140          775          29
9044 NE Marx Drive                               Portland, OR                          83          459          36
2443 SE 4th Ave.                                 Portland, OR                         157          870          47
711 SE Stark St.                                 Portland, OR                          42          233          24
11632 NE Ainsworth Circle                        Portland, OR                         799        4,422         945
14699 NE Airport Way                             Portland, OR                         242        1,340          51

SALT LAKE
2255 South 300 West (s)                       Salt Lake City, UT                      618        3,504         112
512 Lawndale Drive (t)                        Salt Lake City, UT                    2,779       15,749       1,660
1270 West 2320 South                           West Valley, UT                        138          784          97
1275 West 2240 South                           West Valley, UT                        395        2,241          94
1288 West 2240 South                           West Valley, UT                        119          672          71
2235 South 1300 West                           West Valley, UT                        198        1,120         187
1293 West 2200 South                           West Valley, UT                        158          896         117
1279 West 2200 South                           West Valley, UT                        198        1,120          55
1272 West 2240 South                           West Valley, UT                        336        1,905          90
1149 West 2240 South                           West Valley, UT                        217        1,232          58
1142 West 2320 South                           West Valley, UT                        217        1,232         173
1152 West 2240 South                           West Valley, UT                      2,067            -       3,957

SOUTHERN NEW JERSEY

                                                                           Gross Amount Carried
                                                                        At Close of Period 12/31/00
                                                                     -----------------------------------      Accumulated
                                                   Location                   Building and                    Depreciation
Building Address                                 (City/State)         Land    Improvements       Total          12/31/00
----------------                                 ------------       --------  ------------    ----------      ------------
100 James Drive                                  St. Rose, LA            312         1,786         2,098             168
143 Mallard St                                   St. Rose, LA            156           981         1,137              59
160 James Drive East                             St. Rose, LA            146         1,039         1,185             102
190 James Drive East                             St. Rose, LA            243         1,453         1,696              85
120 Mallard St                                   St. Rose, LA            384         2,415         2,799             169
110 James Drive West                             St. Rose, LA            161         1,110         1,271              92
150 Canvasback Dr                                St. Rose, LA            176         1,006         1,182              62
150 Teal Street                                  St. Rose, LA            387         2,100         2,487               8

PHILADELPHIA
212 Welsh Pool Road                               Exton, PA              177           991         1,168              68
230-240 Welsh Pool Road                           Exton, PA              171           982         1,153              71
264 Welsh Pool Road                               Exton, PA              157           936         1,093              66
254 Welsh Pool Road                               Exton, PA              186         1,246         1,432             102
256 Welsh Pool Road                               Exton, PA               94           713           807              45
213 Welsh Pool Road                               Exton, PA              173         1,055         1,228              87
251 Welsh Pool Road                               Exton, PA              159           892         1,051              61
253-255 Welsh Pool Road                           Exton, PA              125           724           849              58
151-161 Philips Road                              Exton, PA              217         1,213         1,430              84
210 Philips Road                                  Exton, PA              198         1,215         1,413             118
215 Welsh Pool Road                               Exton, PA               80           529           609              88
217 Welsh Pool Road                               Exton, PA               71           397           468              27
216 Philips Road                                  Exton, PA              220         1,272         1,492              97
202 Philips Road                                  Exton, PA              207         1,129         1,336              75
110 Thousand Oaks Blvd                          Morgantown, PA           464         3,723         4,187             281
20 McDonald Blvd                                  Aston, PA              192         1,062         1,254              61
30 McDonald Blvd                                  Aston, PA              160           973         1,133              65
219 Welsh Pool Road                               Exton, PA              125           718           843              24
2994-96 Samuel Drive                             Bensalem, PA            981         5,563         6,544             127

PHOENIX
4655 McDowell                                    Phoenix, AZ             840           257         1,097               5
1045 South Edward Drive                           Tempe, AZ              394         2,203         2,597              83

PORTLAND
5687 International Way (p)                      Milwaukee, OR            440         2,563         3,003             168
5795 SW Jean Road (o)                          Lake Oswego, OR           435         2,513         2,948             159
12130 NE Ainsworth Circle (n)                    Portland, OR            533         3,055         3,588             186
5509 NW 122nd Ave (n)                           Milwaukee, OR            249         1,408         1,657              86
6105-6113 NE 92nd Avenue (p)                     Portland, OR            957         5,431         6,388             309
8727 NE Marx Drive (o)                           Portland, OR            603         3,617         4,220             209
3388 SE 20th St.                                 Portland, OR             76           445           521              27
5962-5964 NE 87th Ave                            Portland, OR             75           426           501              25
116 SE Yamhill                                   Portland, OR             40           228           268              13
9106 NE Marx Drive                               Portland, OR             43           292           335              16
11620 NE Ainsworth Circle                        Portland, OR            156           871         1,027              52
11824 NE Ainsworth Circle                        Portland, OR            170           964         1,134              57
12124 NE Ainsworth Circle                        Portland, OR            212         1,197         1,409              72
2715 SE Raymond                                  Portland, OR            163           929         1,092              55
1645 NE 72nd Ave                                 Portland, OR            120           678           798              40
1630 SE 8th Ave.                                 Portland, OR            144           800           944              48
9044 NE Marx Drive                               Portland, OR             86           492           578              29
2443 SE 4th Ave.                                 Portland, OR            161           913         1,074              54
711 SE Stark St.                                 Portland, OR             45           254           299              15
11632 NE Ainsworth Circle                        Portland, OR            928         5,238         6,166             282
14699 NE Airport Way                             Portland, OR            248         1,385         1,633              83

SALT LAKE
2255 South 300 West (s)                       Salt Lake City, UT         612         3,622         4,234             287
512 Lawndale Drive (t)                        Salt Lake City, UT       2,774        17,414        20,188           1,419
1270 West 2320 South                           West Valley, UT           143           876         1,019              66
1275 West 2240 South                           West Valley, UT           408         2,322         2,730             172
1288 West 2240 South                           West Valley, UT           123           739           862              57
2235 South 1300 West                           West Valley, UT           204         1,301         1,505              93
1293 West 2200 South                           West Valley, UT           163         1,008         1,171              73
1279 West 2200 South                           West Valley, UT           204         1,169         1,373              86
1272 West 2240 South                           West Valley, UT           347         1,984         2,331             154
1149 West 2240 South                           West Valley, UT           225         1,282         1,507              95
1142 West 2320 South                           West Valley, UT           225         1,397         1,622             115
1152 West 2240 South                           West Valley, UT         2,114         3,910         6,024              68

SOUTHERN NEW JERSEY

                                                   Location           Year Built/   Depreciable
Building Address                                 (City/State)          Renovated    Lives (Years)
----------------                                 ------------         -----------   -------------
100 James Drive                                  St. Rose, LA             1980           (u)
143 Mallard St                                   St. Rose, LA             1982           (u)
160 James Drive East                             St. Rose, LA             1981           (u)
190 James Drive East                             St. Rose, LA             1987           (u)
120 Mallard St                                   St. Rose, LA             1981           (u)
110 James Drive West                             St. Rose, LA             1983           (u)
150 Canvasback Dr                                St. Rose, LA             1986           (u)
150 Teal Street                                  St. Rose, LA             1999           (u)

PHILADELPHIA
212 Welsh Pool Road                               Exton, PA               1975           (u)
230-240 Welsh Pool Road                           Exton, PA               1975           (u)
264 Welsh Pool Road                               Exton, PA               1975           (u)
254 Welsh Pool Road                               Exton, PA               1975           (u)
256 Welsh Pool Road                               Exton, PA               1975           (u)
213 Welsh Pool Road                               Exton, PA               1975           (u)
251 Welsh Pool Road                               Exton, PA               1975           (u)
253-255 Welsh Pool Road                           Exton, PA               1975           (u)
151-161 Philips Road                              Exton, PA               1975           (u)
210 Philips Road                                  Exton, PA               1975           (u)
215 Welsh Pool Road                               Exton, PA               1975           (u)
217 Welsh Pool Road                               Exton, PA               1975           (u)
216 Philips Road                                  Exton, PA               1985           (u)
202 Philips Road                                  Exton, PA               1972           (u)
110 Thousand Oaks Blvd                          Morgantown, PA            1987           (u)
20 McDonald Blvd                                  Aston, PA               1988           (u)
30 McDonald Blvd                                  Aston, PA               1988           (u)
219 Welsh Pool Road                               Exton, PA               1980           (u)
2994-96 Samuel Drive                             Bensalem, PA             1974           (u)

PHOENIX
4655 McDowell                                    Phoenix, AZ              2000           (u)
1045 South Edward Drive                           Tempe, AZ               1976

PORTLAND
5687 International Way (p)                      Milwaukee, OR             1974           (u)
5795 SW Jean Road (o)                          Lake Oswego, OR            1985           (u)
12130 NE Ainsworth Circle (n)                    Portland, OR             1986           (u)
5509 NW 122nd Ave (n)                           Milwaukee, OR             1995           (u)
6105-6113 NE 92nd Avenue (p)                     Portland, OR             1978           (u)
8727 NE Marx Drive (o)                           Portland, OR             1987           (u)
3388 SE 20th St.                                 Portland, OR             1981           (u)
5962-5964 NE 87th Ave                            Portland, OR             1979           (u)
116 SE Yamhill                                   Portland, OR             1974           (u)
9106 NE Marx Drive                               Portland, OR             1969           (u)
11620 NE Ainsworth Circle                        Portland, OR             1992           (u)
11824 NE Ainsworth Circle                        Portland, OR             1992           (u)
12124 NE Ainsworth Circle                        Portland, OR             1984           (u)
2715 SE Raymond                                  Portland, OR             1971           (u)
1645 NE 72nd Ave                                 Portland, OR             1972           (u)
1630 SE 8th Ave.                                 Portland, OR             1968           (u)
9044 NE Marx Drive                               Portland, OR             1986           (u)
2443 SE 4th Ave.                                 Portland, OR             1964           (u)
711 SE Stark St.                                 Portland, OR             1972           (u)
11632 NE Ainsworth Circle                        Portland, OR             1990           (u)
14699 NE Airport Way                             Portland, OR             1998           (u)

SALT LAKE
2255 South 300 West (s)                       Salt Lake City, UT          1980           (u)
512 Lawndale Drive (t)                        Salt Lake City, UT          1981           (u)
1270 West 2320 South                           West Valley, UT            1986           (u)
1275 West 2240 South                           West Valley, UT            1986           (u)
1288 West 2240 South                           West Valley, UT            1986           (u)
2235 South 1300 West                           West Valley, UT            1986           (u)
1293 West 2200 South                           West Valley, UT            1986           (u)
1279 West 2200 South                           West Valley, UT            1986           (u)
1272 West 2240 South                           West Valley, UT            1986           (u)
1149 West 2240 South                           West Valley, UT            1986           (u)
1142 West 2320 South                           West Valley, UT            1987           (u)
1152 West 2240 South                           West Valley, UT            1999           (u)

SOUTHERN NEW JERSEY

                                                                                                            Costs
                                                                                                         Capitalized
                                                                                                        Subsequent to
                                                                                         (b)            Acquisition or
                                                                                     Initial Cost         Completion
                                                   Location            (a)       ---------------------  and Valuation
Building Address                                 (City/State)      Encumbrances    Land     Buildings     Provision
----------------                                 ------------      ------------  ---------  ----------  --------------
2-5 North Olnev Ave.                           Cherry Hill, NJ                        284        1,524          48
2 Springdale Road                              Cherry Hill, NJ                        127          701          19
4 Springdale Road (n)                          Cherry Hill, NJ                        335        1,853         484
6 Springdale Road                              Cherry Hill, NJ                         99          547          23
8 Springdale Road                              Cherry Hill, NJ                        259        1,436          68
12 Springdale Road                             Cherry Hill, NJ                        279        1,545         375
1 Esterbrook Lane                              Cherry Hill, NJ                         43          238           8
16 Springdale Road                             Cherry Hill, NJ                        241        1,336          60
5 Esterbrook Lane                              Cherry Hill, NJ                        241        1,336         206
2 Pin Oak Lane                                 Cherry Hill, NJ                        317        1,757          79
6 Esterbrook Lane                              Cherry Hill, NJ                        165          914          26
3 Computer Drive                               Cherry Hill, NJ                        500        2,768         258
28 Springdale Road                             Cherry Hill, NJ                        192        1,060          35
3 Esterbrook Lane                              Cherry Hill, NJ                        199        1,102         261
4 Esterbrook Lane                              Cherry Hill, NJ                        234        1,294          30
26 Springdale Road                             Cherry Hill, NJ                        227        1,257          78
1 Keystone Ave.                                Cherry Hill, NJ                        227        1,223         381
1919 Springdale Road                           Cherry Hill, NJ                        232        1,286          66
21 Olnev Ave.                                  Cherry Hill, NJ                         69          380          20
19 Olnev Ave.                                  Cherry Hill, NJ                        202        1,119         581
2 Keystone Ave.                                Cherry Hill, NJ                        216        1,194         273
18 Olnev Ave.                                  Cherry Hill, NJ                        250        1,382          53
22 Springdale Road                             Cherry Hill, NJ                        526        2,914         536
1998 Springdale Road                           Cherry Hill, NJ                         17           96          39
55 Carnegie Drive                              Cherry Hill, NJ                        550        3,047          72
57 Carnegie Drive                              Cherry Hill, NJ                        739        4,109         107
111 Whittendale Drive                           Morristown, NJ                        515        2,916          55

ST. LOUIS
8921-8957 Frost Avenue                          Hazelwood, MO         (d)             431        2,479          16
9043-9083 Frost Avenue                          Hazelwood, MO         (d)             319        1,838         645
2121 Chapin Industrial Drive                   Vinita Park, MO                        606        4,384       1,254
1200 Andes Boulevard                             Olivette, MO                         246        1,412         128
2462-2470 Schuetz Road                          St. Louis, MO                         174        1,004           -
10431-10449 Midwest Industrial Blvd              Olivette, MO                         237        1,360         246
10751 Midwest Industrial Boulevard               Olivette, MO                         193        1,119          63
11652-11666 Fairgrove Industrial Blvd           St. Louis, MO                         103          599         141
11674-11688 Fairgrove Industrial Blvd           St. Louis, MO                         118          689          39
2337 Centerline Drive                        Maryland Heights, MO                     216        1,242         343
6951 N Hanley (n)                               Hazelwood, MO                         405        2,295       1,722
4560 Anglum Road                                Hazelwood, MO                         150          849         205
2760 South 1st Street                           St. Louis, MO                         800            -       4,720

TAMPA
6614 Adamo Drive                                  Tampa, FL                           177        1,005          54
202 Kelsey                                        Tampa, FL                           602        3,409         249
6202 Benjamin Road                                Tampa, FL                           203        1,151         147
6204 Benjamin Road                                Tampa, FL                           432        2,445         233
6206 Benjamin Road                                Tampa, FL                           397        2,251         187
6302 Benjamin Road                                Tampa, FL                           214        1,212         127
6304 Benjamin Road                                Tampa, FL                           201        1,138         154
6306 Benjamin Road                                Tampa, FL                           257        1,457         373
6308 Benjamin Road                                Tampa, FL                           345        1,958         167
5313 Johns Road                                   Tampa, FL                           204        1,159          75
5602 Thompson Center Court                        Tampa, FL                           115          652         111
5411 Johns Road                                   Tampa, FL                           230        1,304         162
5525 Johns Road                                   Tampa, FL                           192        1,086          65
5607 Johns Road                                   Tampa, FL                           102          579          56
5709 Johns Road                                   Tampa, FL                           192        1,086          67
5711 Johns Road                                   Tampa, FL                           243        1,376         161
4410 E Adamo Drive                                Tampa, FL                           523        2,962         254
4420 E Adamo Drive                                Tampa, FL                           127          718          95
4430 E Adamo Drive                                Tampa, FL                           333        1,885         407
4440 E Adamo Drive                                Tampa, FL                           348        1,975         133
4450 E Adamo Drive                                Tampa, FL                           253        1,436         116
5453 W Waters Avenue                              Tampa, FL                            71          402          80
5455 W Waters Avenue                              Tampa, FL                           307        1,742         170
5553 W Waters Avenue                              Tampa, FL                           307        1,742         188
5501 W Waters Avenue                              Tampa, FL                           154          871          77
5503 W Waters Avenue                              Tampa, FL                            71          402          32
5555 W Waters Avenue                              Tampa, FL                           213        1,206          74
5557 W Waters Avenue                              Tampa, FL                            59          335          27

                                                                           Gross Amount Carried
                                                                        At Close of Period 12/31/00
                                                                     -----------------------------------      Accumulated
                                                   Location                   Building and                    Depreciation
Building Address                                 (City/State)         Land    Improvements       Total          12/31/00
----------------                                 ------------       --------  ------------    ----------      ------------
2-5 North Olnev Ave.                           Cherry Hill, NJ           285         1,571         1,856             108
2 Springdale Road                              Cherry Hill, NJ           127           720           847              49
4 Springdale Road (n)                          Cherry Hill, NJ           336         2,336         2,672             145
6 Springdale Road                              Cherry Hill, NJ            99           570           669              39
8 Springdale Road                              Cherry Hill, NJ           260         1,503         1,763             102
12 Springdale Road                             Cherry Hill, NJ           280         1,919         2,199             136
1 Esterbrook Lane                              Cherry Hill, NJ            43           246           289              17
16 Springdale Road                             Cherry Hill, NJ           242         1,395         1,637              95
5 Esterbrook Lane                              Cherry Hill, NJ           242         1,541         1,783              94
2 Pin Oak Lane                                 Cherry Hill, NJ           318         1,835         2,153             133
6 Esterbrook Lane                              Cherry Hill, NJ           166           939         1,105              64
3 Computer Drive                               Cherry Hill, NJ           501         3,025         3,526             200
28 Springdale Road                             Cherry Hill, NJ           192         1,095         1,287              75
3 Esterbrook Lane                              Cherry Hill, NJ           200         1,362         1,562              93
4 Esterbrook Lane                              Cherry Hill, NJ           234         1,324         1,558              91
26 Springdale Road                             Cherry Hill, NJ           228         1,334         1,562              89
1 Keystone Ave.                                Cherry Hill, NJ           222         1,609         1,831              91
1919 Springdale Road                           Cherry Hill, NJ           233         1,351         1,584              91
21 Olnev Ave.                                  Cherry Hill, NJ            69           400           469              27
19 Olnev Ave.                                  Cherry Hill, NJ           203         1,699         1,902              84
2 Keystone Ave.                                Cherry Hill, NJ           216         1,467         1,683              90
18 Olnev Ave.                                  Cherry Hill, NJ           250         1,435         1,685              98
22 Springdale Road                             Cherry Hill, NJ           527         3,449         3,976             284
1998 Springdale Road                           Cherry Hill, NJ            18           134           152              34
55 Carnegie Drive                              Cherry Hill, NJ           552         3,117         3,669             214
57 Carnegie Drive                              Cherry Hill, NJ           741         4,214         4,955             291
111 Whittendale Drive                           Morristown, NJ           522         2,964         3,486              74

ST. LOUIS
8921-8957 Frost Avenue                          Hazelwood, MO            431         2,495         2,926             404
9043-9083 Frost Avenue                          Hazelwood, MO            319         2,483         2,802             409
2121 Chapin Industrial Drive                   Vinita Park, MO           614         5,630         6,244           5,573
1200 Andes Boulevard                             Olivette, MO            319         1,467         1,786             235
2462-2470 Schuetz Road                          St. Louis, MO            174         1,004         1,178             163
10431-10449 Midwest Industrial Blvd              Olivette, MO            237         1,606         1,843             265
10751 Midwest Industrial Boulevard               Olivette, MO            194         1,181         1,375             187
11652-11666 Fairgrove Industrial Blvd           St. Louis, MO            103           740           843             125
11674-11688 Fairgrove Industrial Blvd           St. Louis, MO            119           727           846             128
2337 Centerline Drive                        Maryland Heights, MO        216         1,585         1,801             232
6951 N Hanley (n)                               Hazelwood, MO            419         4,003         4,422             609
4560 Anglum Road                                Hazelwood, MO            161         1,043         1,204             143
2760 South 1st Street                           St. Louis, MO            822         4,698         5,520             257

TAMPA
6614 Adamo Drive                                  Tampa, FL              181         1,055         1,236              83
202 Kelsey                                        Tampa, FL              619         3,641         4,260             275
6202 Benjamin Road                                Tampa, FL              211         1,290         1,501             100
6204 Benjamin Road                                Tampa, FL              454         2,656         3,110             217
6206 Benjamin Road                                Tampa, FL              416         2,419         2,835             189
6302 Benjamin Road                                Tampa, FL              224         1,329         1,553             117
6304 Benjamin Road                                Tampa, FL              209         1,284         1,493             132
6306 Benjamin Road                                Tampa, FL              269         1,818         2,087             153
6308 Benjamin Road                                Tampa, FL              362         2,108         2,470             165
5313 Johns Road                                   Tampa, FL              213         1,225         1,438              94
5602 Thompson Center Court                        Tampa, FL              120           758           878              55
5411 Johns Road                                   Tampa, FL              241         1,455         1,696             110
5525 Johns Road                                   Tampa, FL              200         1,143         1,343              88
5607 Johns Road                                   Tampa, FL              110           627           737              49
5709 Johns Road                                   Tampa, FL              200         1,145         1,345              88
5711 Johns Road                                   Tampa, FL              255         1,525         1,780             147
4410 E Adamo Drive                                Tampa, FL              550         3,189         3,739             245
4420 E Adamo Drive                                Tampa, FL              134           806           940              66
4430 E Adamo Drive                                Tampa, FL              346         2,279         2,625             204
4440 E Adamo Drive                                Tampa, FL              362         2,094         2,456             161
4450 E Adamo Drive                                Tampa, FL              266         1,539         1,805             137
5453 W Waters Avenue                              Tampa, FL               82           471           553              36
5455 W Waters Avenue                              Tampa, FL              326         1,893         2,219             156
5553 W Waters Avenue                              Tampa, FL              326         1,911         2,237             150
5501 W Waters Avenue                              Tampa, FL              162           940         1,102              74
5503 W Waters Avenue                              Tampa, FL               75           430           505              34
5555 W Waters Avenue                              Tampa, FL              221         1,272         1,493              99
5557 W Waters Avenue                              Tampa, FL               62           359           421              28

                                                   Location          Year Built/   Depreciable
Building Address                                 (City/State)         Renovated    Lives (Years)
----------------                                 ------------        -----------   -------------
2-5 North Olnev Ave.                           Cherry Hill, NJ           1963           (u)
2 Springdale Road                              Cherry Hill, NJ           1968           (u)
4 Springdale Road (n)                          Cherry Hill, NJ           1963           (u)
6 Springdale Road                              Cherry Hill, NJ           1964           (u)
8 Springdale Road                              Cherry Hill, NJ           1966           (u)
12 Springdale Road                             Cherry Hill, NJ           1965           (u)
1 Esterbrook Lane                              Cherry Hill, NJ           1965           (u)
16 Springdale Road                             Cherry Hill, NJ           1967           (u)
5 Esterbrook Lane                              Cherry Hill, NJ           1966           (u)
2 Pin Oak Lane                                 Cherry Hill, NJ           1968           (u)
6 Esterbrook Lane                              Cherry Hill, NJ           1966           (u)
3 Computer Drive                               Cherry Hill, NJ           1966           (u)
28 Springdale Road                             Cherry Hill, NJ           1967           (u)
3 Esterbrook Lane                              Cherry Hill, NJ           1968           (u)
4 Esterbrook Lane                              Cherry Hill, NJ           1969           (u)
26 Springdale Road                             Cherry Hill, NJ           1968           (u)
1 Keystone Ave.                                Cherry Hill, NJ           1969           (u)
1919 Springdale Road                           Cherry Hill, NJ           1970           (u)
21 Olnev Ave.                                  Cherry Hill, NJ           1969           (u)
19 Olnev Ave.                                  Cherry Hill, NJ           1971           (u)
2 Keystone Ave.                                Cherry Hill, NJ           1966           (u)
18 Olnev Ave.                                  Cherry Hill, NJ           1974           (u)
22 Springdale Road                             Cherry Hill, NJ           1977           (u)
1998 Springdale Road                           Cherry Hill, NJ           1971           (u)
55 Carnegie Drive                              Cherry Hill, NJ           1988           (u)
57 Carnegie Drive                              Cherry Hill, NJ           1987           (u)
111 Whittendale Drive                           Morristown, NJ          1991/96         (u)

ST. LOUIS
8921-8957 Frost Avenue                          Hazelwood, MO            1971           (u)
9043-9083 Frost Avenue                          Hazelwood, MO            1970           (u)
2121 Chapin Industrial Drive                   Vinita Park, MO          1969/87         (u)
1200 Andes Boulevard                             Olivette, MO            1967           (u)
2462-2470 Schuetz Road                          St. Louis, MO            1965           (u)
10431-10449 Midwest Industrial Blvd              Olivette, MO            1967           (u)
10751 Midwest Industrial Boulevard               Olivette, MO            1965           (u)
11652-11666 Fairgrove Industrial Blvd           St. Louis, MO            1966           (u)
11674-11688 Fairgrove Industrial Blvd           St. Louis, MO            1967           (u)
2337 Centerline Drive                        Maryland Heights, MO        1967           (u)
6951 N Hanley (n)                               Hazelwood, MO            1965           (u)
4560 Anglum Road                                Hazelwood, MO            1970           (u)
2760 South 1st Street                           St. Louis, MO            1997           (u)

TAMPA
6614 Adamo Drive                                  Tampa, FL              1967           (u)
202 Kelsey                                        Tampa, FL              1989           (u)
6202 Benjamin Road                                Tampa, FL              1981           (u)
6204 Benjamin Road                                Tampa, FL              1982           (u)
6206 Benjamin Road                                Tampa, FL              1983           (u)
6302 Benjamin Road                                Tampa, FL              1983           (u)
6304 Benjamin Road                                Tampa, FL              1984           (u)
6306 Benjamin Road                                Tampa, FL              1984           (u)
6308 Benjamin Road                                Tampa, FL              1984           (u)
5313 Johns Road                                   Tampa, FL              1991           (u)
5602 Thompson Center Court                        Tampa, FL              1972           (u)
5411 Johns Road                                   Tampa, FL              1997           (u)
5525 Johns Road                                   Tampa, FL              1993           (u)
5607 Johns Road                                   Tampa, FL              1991           (u)
5709 Johns Road                                   Tampa, FL              1990           (u)
5711 Johns Road                                   Tampa, FL              1990           (u)
4410 E Adamo Drive                                Tampa, FL              1990           (u)
4420 E Adamo Drive                                Tampa, FL              1990           (u)
4430 E Adamo Drive                                Tampa, FL              1987           (u)
4440 E Adamo Drive                                Tampa, FL              1988           (u)
4450 E Adamo Drive                                Tampa, FL              1969           (u)
5453 W Waters Avenue                              Tampa, FL              1987           (u)
5455 W Waters Avenue                              Tampa, FL              1987           (u)
5553 W Waters Avenue                              Tampa, FL              1987           (u)
5501 W Waters Avenue                              Tampa, FL              1990           (u)
5503 W Waters Avenue                              Tampa, FL              1990           (u)
5555 W Waters Avenue                              Tampa, FL              1990           (u)
5557 W Waters Avenue                              Tampa, FL              1990           (u)

                                                                                                            Costs
                                                                                                         Capitalized
                                                                                                        Subsequent to
                                                                                         (b)            Acquisition or
                                                                                     Initial Cost         Completion
                                                   Location            (a)       ---------------------  and Valuation
Building Address                                 (City/State)      Encumbrances    Land     Buildings     Provision
----------------                                 ------------      ------------  ---------  ----------  --------------
5463 W. Waters Ave                                Tampa, FL           (k)             497        2,751         452
5903 Johns Road                                   Tampa, FL                            88          497          69
4107 N Himes Avenue                               Tampa, FL                           568       3,220          189
5461 W. Waters Ave                                Tampa, FL                           261            -       1,154
10040 18th Street North                           Tampa, FL                           653            -       2,742
5471 W. Waters                                    Tampa, FL                           572          798          89
5505 Johns Road #7                                Tampa, FL                           228            -       1,359
8110 Anderson Road                                Tampa, FL                           644            -       3,439
8130 Anderson Road                                Tampa, FL                           466            -       2,431
5481 W. Waters Avenue                             Tampa, FL                           558            -       2,431
5483 W. Waters Avenue                             Tampa, FL                           457            -       2,048
6702-6712 Benjamin Road (r)                       Tampa, FL                           639        3,536         331
5905 Breckenridge Parkway                         Tampa, FL                           189        1,070          15
5907 Breckenridge Parkway                         Tampa, FL                            61          345           3
5909 Breckenridge Parkway                         Tampa, FL                           173          980           9
5911 Breckenridge Parkway                         Tampa, FL                           308        1,747          17
5910 Breckenridge Parkway                         Tampa, FL                           436        2,472          24
5912 Breckenridge Parkway                         Tampa, FL                           460        2,607          25

OTHER
2800 Airport Road (q)                             Denton, TX                          369        1,935       1,572
3501 Maple Street                                Abilene, TX                           67        1,057         941
4200 West Harry Street (o)                       Wichita, KS                          193        2,224       1,751
Industrial Park No. 2                          West Lebanon, NH                       723        5,208         175
2675 Valley View Drive                          Shreveport, LA                        144            -       5,210
6601 S. 33rd Street                              McAllen, TX                          231        1,276          30
9601A Dessau Rd                                   Austin, TX                          255            -       1,803
9601B Dessau Rd                                   Austin, TX                          248            -       2,037
9601C Dessau Rd                                   Austin, TX                          248            -       2,593

DEVELOPMENTS / REDEVELOPMENTS / VACANT LAND                                        75,610        3,870      26,426
                                                                                 --------   ----------    --------

                                                                                 $413,821   $1,723,338    $493,203
                                                                                 ========   ==========    ========

                                                                         Gross Amount Carried
                                                                      At Close of Period 12/31/00
                                                                   -----------------------------------      Accumulated
                                                   Location                 Building and                    Depreciation
Building Address                                 (City/State)       Land    Improvements       Total          12/31/00
----------------                                 ------------     --------  ------------    ----------      ------------
5463 W. Waters Ave                                Tampa, FL            560         3,140         3,700             234
5903 Johns Road                                   Tampa, FL             93           561           654              44
4107 N Himes Avenue                               Tampa, FL            590         3,387         3,977             265
5461 W. Waters Ave                                Tampa, FL            265         1,150         1,415              57
10040 18th Street North                           Tampa, FL            700         2,695         3,395              67
5471 W. Waters                                    Tampa, FL            574           885         1,459               7
5505 Johns Road #7                                Tampa, FL            228         1,359         1,587              48
8110 Anderson Road                                Tampa, FL            684         3,399         4,083               1
8130 Anderson Road                                Tampa, FL            495         2,402         2,897               -
5481 W. Waters Avenue                             Tampa, FL            561         2,428         2,989              45
5483 W. Waters Avenue                             Tampa, FL            459         2,046         2,505              45
6702-6712 Benjamin Road (r)                       Tampa, FL            649         3,857         4,506             112
5905 Breckenridge Parkway                         Tampa, FL            191         1,083         1,274               2
5907 Breckenridge Parkway                         Tampa, FL             61           348           409               1
5909 Breckenridge Parkway                         Tampa, FL            174           988         1,162               2
5911 Breckenridge Parkway                         Tampa, FL            311         1,761         2,072               4
5910 Breckenridge Parkway                         Tampa, FL            440         2,492         2,932               5
5912 Breckenridge Parkway                         Tampa, FL            464         2,628         3,092               5

OTHER
2800 Airport Road (q)                             Denton, TX           490         3,386         3,876           1,423
3501 Maple Street                                Abilene, TX           260         1,805         2,065             752
4200 West Harry Street (o)                       Wichita, KS           528         3,640         4,168           1,520
Industrial Park No. 2                          West Lebanon, NH        776         5,330         6,106           2,225
2675 Valley View Drive                          Shreveport, LA         259         5,095         5,354             221
6601 S. 33rd Street                              McAllen, TX           233         1,304         1,537              49
9601A Dessau Rd                                   Austin, TX           366         1,692         2,058              45
9601B Dessau Rd                                   Austin, TX           355         1,930         2,285              54
9601C Dessau Rd                                   Austin, TX           355         2,486         2,841             117

DEVELOPMENTS / REDEVELOPMENTS / VACANT LAND                         76,387        29,519       105,906             513
                                                                  --------    ----------    ----------        --------

                                                                  $431,889    $2,198,473    $2,630,362 (w)    $244,189
                                                                  ========    ==========    ==========        ========




                                                   Location        Year Built/   Depreciable
Building Address                                 (City/State)       Renovated    Lives (Years)
----------------                                 ------------      -----------   -------------
5463 W. Waters Ave                                Tampa, FL            1996           (u)
5903 Johns Road                                   Tampa, FL            1987           (u)
4107 N Himes Avenue                               Tampa, FL            1990           (u)
5461 W. Waters Ave                                Tampa, FL            1998           (u)
10040 18th Street North                           Tampa, FL            1999           (u)
5471 W. Waters                                    Tampa, FL            1999           (u)
5505 Johns Road #7                                Tampa, FL            1999           (u)
8110 Anderson Road                                Tampa, FL            1999           (u)
8130 Anderson Road                                Tampa, FL            1999           (u)
5481 W. Waters Avenue                             Tampa, FL            1999           (u)
5483 W. Waters Avenue                             Tampa, FL            1999           (u)
6702-6712 Benjamin Road (r)                       Tampa, FL            1982           (u)
5905 Breckenridge Parkway                         Tampa, FL            1982           (u)
5907 Breckenridge Parkway                         Tampa, FL            1982           (u)
5909 Breckenridge Parkway                         Tampa, FL            1982           (u)
5911 Breckenridge Parkway                         Tampa, FL            1982           (u)
5910 Breckenridge Parkway                         Tampa, FL            1982           (u)
5912 Breckenridge Parkway                         Tampa, FL            1982           (u)

OTHER
2800 Airport Road (q)                             Denton, TX           1965           (u)
3501 Maple Street                                Abilene, TX           1980           (u)
4200 West Harry Street (o)                       Wichita, KS           1972           (u)
Industrial Park No. 2                          West Lebanon, NH        1968           (u)
2675 Valley View Drive                          Shreveport, LA         1997           (u)
6601 S. 33rd Street                              McAllen, TX           1975           (u)
9601A Dessau Rd                                   Austin, TX           1999           (u)
9601B Dessau Rd                                   Austin, TX           1999           (u)
9601C Dessau Rd                                   Austin, TX           1999           (u)

DEVELOPMENTS / REDEVELOPMENTS / VACANT LAND                             (v)





NOTES:

(a) See description of encumbrances in Note 5 to Notes to Consolidated Financial statements.

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

(d) These properties collateralize the 1995 Mortgage Loan.

(e) These properties collateralize the CIGNA Loan.

(f) These properties collateralize the Assumed Loans.

(g) This property collateralizes the Acquisition Mortgage Loan I.

(h) These properties collateralize the Acquisition Mortgage Loan II.

(i) These properties collateralize the Acquisition Mortgage Loan III.

(j) These properties collateralize the Acquisition Mortgage Loan IV.

(k) These properties collateralize the Acquisition Mortgage Loan V.

(l) These properties collateralize the Acquisition Mortgage Loan VI.

(m) These properties collateralize the Acquisition Mortgage Loan VII.

(n) Comprised of two properties.

(o) Comprised of three properties.

(p) Comprised of four properties.

(q) Comprised of five properties.

(r) Comprised of six properties.

(s) Comprised of seven properties.

(t) Comprised of 29 properties.

(u) Depreciation is computed based upon the following estimated lives:
          Buildings, Improvements                         31.5 to 40 years
          Tenant Improvements, Leasehold Improvements        Life of lease
          Furniture, Fixtures and equipment                  5 to 10 years

(v) These properties represent vacant land, developments and redevelopments that have not been placed in service.

(w) Excludes $66,964 of Construction in Progress and $1,437 of Furniture, Fixtures and Equipment.

(x) During 2000, the Company recognized a valuation provision of $2,900 on these properties.

At December 31, 2000, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $2.4 billion (excluding construction in progress).

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                                  SCHEDULE III:
              REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                             AS OF DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                        The changes in total real estate assets for the three years ended December 31, 2000 are as follows:

                                                                                 2000             1999             1998
                                                                              -----------      -----------      -----------
      Balance, Beginning of Year                                              $ 2,597,592      $ 2,583,033      $ 1,994,346
      Acquisition, Construction Costs and Improvements                            504,135          242,303          683,619
      Disposition of Assets                                                      (400,064)        (227,744)         (94,932)
      Valuation Provision                                                          (2,900)            --               --
                                                                              -----------      -----------      -----------
      Balance, End of Year                                                    $ 2,698,763      $ 2,597,592      $ 2,583,033
                                                                              ===========      ===========      ===========

        The changes in accumulated depreciation for the three years ended December 31, 2000 are as follows:

                                                                                     2000             1999             1998
                                                                              -----------      -----------      -----------
      Balance, Beginning of Year                                              $   211,456      $   175,886      $   121,030
      Depreciation for Year                                                        59,829           62,208           57,565
      Disposition of Assets                                                       (27,096)         (26,638)          (2,709)
                                                                              -----------      -----------      -----------
      Balance, End of Year                                                    $   244,189      $   211,456      $   175,886
                                                                              ===========      ===========      ===========