Form 10-Q
period 2001-03-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 2001-05-15
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of Common Stock, $.01 par value, outstanding as of May 7, 2001:
39,451,428

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                                    FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2001

                                      INDEX



                                                                                         PAGE
PART I:  FINANCIAL INFORMATION

  Item 1.  Financial Statements


     Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000............... 2

     Consolidated  Statements of Operations  for the Three Months Ended March 31,
     2001 and March 31, 2000.............................................................. 3

     Consolidated  Statements  of Cash Flows for the Three Months Ended March 31,
     2001 and March 31, 2000.............................................................. 4

     Notes to Consolidated Financial Statements .......................................... 5-13


  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations .......................................................... 14-21

  Item 3. Quantitative and Qualitative Disclosures About Market Risk...................... 21


PART II:  OTHER INFORMATION

  Item 1. Legal Proceedings .............................................................. 22
  Item 2. Changes in Securities .......................................................... 22
  Item 3. Defaults Upon Senior Securities................................................. 22
  Item 4. Submission of Matters to a Vote of Security Holders ............................ 22
  Item 5. Other Information .............................................................. 22
  Item 6. Exhibits and Report on Form 8-K................................................. 22



SIGNATURE ................................................................................ 24


EXHIBIT INDEX ............................................................................ 25

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       FIRST INDUSTRIAL REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                  March 31,         December 31,
                                                                    2001               2000
                                                               --------------    -----------------
                                                ASSETS
Assets:
   Investment in Real Estate:
      Land....................................................  $   400,367         $   397,624
      Buildings and Improvements..............................    1,995,029           1,989,034
      Furniture, Fixtures and Equipment.......................        1,333               1,437
      Construction in Progress................................       65,767              52,715
      Less: Accumulated Depreciation..........................     (226,071)           (219,701)
                                                              ----------------    ---------------
         Net Investment in Real Estate........................    2,236,425           2,221,109

   Real Estate Held for Sale, Net of Accumulated Depreciation
     and Amortization $30,911.................................      270,469             236,422
   Cash and Cash Equivalents..................................       13,363               7,731
   Restricted Cash............................................        4,317              24,215
   Tenant Accounts Receivable, Net............................       11,667               9,793
   Investments in Joint Ventures..............................        5,907               6,158
   Deferred Rent Receivable...................................       14,691              14,790
   Deferred Financing Costs, Net..............................       13,608              12,154
   Prepaid Expenses and Other Assets, Net.....................       71,252              86,121
                                                              ----------------    ---------------
         Total Assets.........................................  $ 2,641,699         $ 2,618,493
                                                              ================    ===============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage Loans Payable, Net................................  $   100,932         $   102,575
   Senior Unsecured Debt, Net.................................    1,148,200             948,781
   Acquisition Facility Payable...............................        9,300             170,000
   Accounts Payable and Accrued Expenses......................       81,790              93,336
   Rents Received in Advance and Security Deposits............       23,432              20,104
   Dividends/Distributions Payable............................       38,748              38,492
                                                              ----------------    ---------------
         Total Liabilities....................................    1,402,402           1,373,288
                                                              ----------------    ---------------

Minority Interest.............................................      186,058             186,833
Commitments and Contingencies.................................         ---                 ---

Stockholders' Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized,
    1,650,000, 40,000, 20,000, 50,000 and 30,000 shares of Series
    A, B, C, D and E Cumulative Preferred Stock, respectively, issued and outstanding at March 31, 2001 and December 31,
    2000, having a liquidation preference of $25 per share
    ($41,250), $2,500 per share ($100,000), $2,500
    per share ($50,000), $2,500 per share ($125,000) and
    $2,500 per share ($75,000), respectively..................           18                  18
Common Stock ($.01 par value, 100,000,000 shares authorized,
    39,286,641 and 38,844,086 shares issued and outstanding at
    March 31, 2001 and December 31, 2000, respectively).......          397                 392
Additional Paid-in-Capital....................................    1,214,776           1,205,052
Distributions in Excess of Accumulated Earnings...............     (126,145)           (126,962)
Unearned Value of Restricted Stock Grants.....................      (10,256)             (8,812)
Amortization of Stock Based Compensation......................          744                 383
Accumulated Other Comprehensive Loss..........................      (14,596)               ---
Treasury Shares at Cost (394,300 shares)......................      (11,699)            (11,699)
                                                              ----------------    ---------------
         Total Stockholders' Equity...........................    1,053,239           1,058,372
                                                              ----------------    ---------------
         Total Liabilities and Stockholders' Equity...........  $ 2,641,699         $ 2,618,493
                                                              ================    ===============

The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                              Three Months         Three Months
                                                                                  Ended               Ended
                                                                              March 31,2001       March 31,2000
                                                                            ----------------    -----------------
Revenues:
   Rental Income.......................................................        $   74,458          $   74,129
   Tenant Recoveries and Other Income..................................            24,955              21,019
                                                                            ----------------    -----------------
        Total Revenues.................................................            99,413              95,148
                                                                            ----------------    -----------------

Expenses:
   Real Estate Taxes...................................................            15,141              15,305
   Repairs and Maintenance.............................................             5,727               4,554
   Property Management.................................................             3,529               3,304
   Utilities...........................................................             3,449               2,615
   Insurance...........................................................               597                 188
   Other...............................................................             1,199               1,454
   General and Administrative..........................................             4,602               3,661
   Interest Expense....................................................            21,202              19,785
   Amortization of Deferred Financing Costs............................               442                 428
   Depreciation and Other Amortization.................................            17,354              17,621
                                                                            ----------------    -----------------
        Total Expenses.................................................            73,242              68,915
                                                                            ----------------    -----------------

Income from Operations Before Equity in Income of Joint Ventures and
   Income Allocated to Minority Interest ..............................            26,171              26,233
Equity in Income of Joint Ventures.....................................               186                  31
Income Allocated to Minority Interest .................................            (5,034)             (3,799)
                                                                            ----------------    -----------------
Income from Operations.................................................            21,323              22,465
Gain on Sale of Real Estate............................................            13,876               5,874
                                                                            ----------------    -----------------
Net Income.............................................................            35,199              28,339
Less:  Preferred Stock Dividends.......................................            (8,211)             (8,211)
                                                                            ----------------    -----------------
Net Income Available to Common Stockholders............................        $   26,988          $   20,128
                                                                            ================    =================

Net Income Available to Common Stockholders Per Weighted Average
Common Share Outstanding:
    Basic .............................................................        $      .69          $      .52
                                                                            ================    =================
    Diluted ...........................................................        $      .69          $      .52
                                                                            ================    =================

Net Income.............................................................        $   35,199          $   28,339

Other Comprehensive Income (Loss):
    Cumulative Transition Adjustment...................................           (14,920)              ---
    Settlement of Interest Rate Protection Agreement...................               371               ---
    Mark-to-Market of Interest Rate Protection Agreement...............              (137)              ---
    Amortization of Interest Rate Protection Agreements................                90               ---
                                                                            ----------------    -----------------
Comprehensive Income...................................................        $   20,603          $   28,339
                                                                            ================    =================


The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                 Three Months Ended      Three Months Ended
                                                                   March 31, 2001          March 31, 2000
                                                                 --------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income.................................................      $    35,199              $    28,339
   Income Allocated to Minority Interest .....................            5,034                    3,799
                                                                 --------------------    --------------------
   Income Before Minority Interest............................           40,233                   32,138

   Adjustments to Reconcile Net Income to Net Cash Provided
   by Operating Activities:
       Depreciation...........................................           15,069                   15,814
       Amortization of Deferred Financing Costs...............              442                      428
       Other Amortization ....................................            3,753                    2,045
       Provision for Bad Debts................................              ---                       50
       Equity in Income of Joint Ventures.....................             (186)                     (31)
       Distributions from Joint Ventures......................              186                       31
       Gain on Sale of Real Estate............................          (13,876)                  (5,874)
       Increase in Tenant Accounts Receivable and Prepaid
         Expenses and Other Assets, Net.......................           (7,480)                 (12,325)
       Increase in Deferred Rent Receivable...................             (294)                    (403)
       (Decrease) Increase in Accounts Payable and Accrued
         Expenses and Rent Received in Advance and Security
         Deposits.............................................           (4,312)                  10,649
       (Increase) Decrease in Restricted Cash.................             (104)                     114
                                                                 --------------------    --------------------
            Net Cash Provided by Operating Activities.........           33,431                   42,636
                                                                 --------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of and Additions to Investment in Real Estate....         (106,825)                 (73,153)
   Net Proceeds from Sales of Investment in Real Estate.......           56,360                   52,976
   Distributions from Joint Ventures..........................              251                      206
   Repayment of Mortgage Loans Receivable.....................            3,381                    1,179
   Decrease (Increase) in Restricted Cash ....................           20,002                   (4,496)
                                                                 --------------------    --------------------
            Net Cash Used in Investing Activities.............          (26,831)                 (23,288)
                                                                 --------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Proceeds from Exercise of Employee Stock Options.......            5,060                      996
   Repurchase of Restricted Stock ............................           (1,588)                     ---
   Purchase of U.S. Government Securities ....................           (1,123)                     ---
   Proceeds from Senior Unsecured Debt........................          199,390                      ---
   Dividends/Distributions ...................................          (30,275)                 (28,164)
   Preferred Stock Dividends .................................           (8,211)                  (8,211)
   Repayments on Mortgage Loans Payable.......................           (1,625)                    (547)
   Proceeds from Acquisition Facility Payable ................           99,300                   51,700
   Repayments on Acquisition Facility Payable.................         (260,000)                 (33,200)
   Cost of Debt Issuance......................................           (1,896)                    (163)
                                                                 --------------------    --------------------
            Net Cash Used in Financing Activities.............             (968)                 (17,589)
                                                                 --------------------    --------------------

Net Increase in Cash and Cash Equivalents.....................            5,632                    1,759
Cash and Cash Equivalents, Beginning of Period................            7,731                    2,609
                                                                 --------------------    --------------------
Cash and Cash Equivalents, End of Period .....................     $     13,363              $     4,368
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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


1.   ORGANIZATION AND FORMATION OF COMPANY

     First Industrial Realty Trust, Inc. (the "Company") was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 84.3% ownership interest at March 31, 2001. As of March 31, 2001, the Company owned 968 in-service properties located in 25 states, containing an aggregate of approximately 68.2 million square feet of gross leasable area ("GLA"). Of the 968 in-service properties owned by the Company, 797 are held by the Operating Partnership, 112 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners, 52 are held by limited liability companies of which the Operating Partnership is the sole member and seven are held by an entity wholly-owned by the Operating Partnership. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns 10% equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties (the "September 1998 Joint Venture" and the "September 1999 Joint Venture"). Minority interest in the Company at March 31, 2001 represents the approximate 15.7% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Company's 2000 Form 10-K and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2000 audited financial statements included in the Company's 2000 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

     In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2001 and December 31, 2000, and the reported amounts of revenues and expenses for each of the three months ended March 31, 2001 and 2000. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Company as of March 31, 2001 and the results of its operations and its cash flows for each of the three months ended March 31, 2001 and 2000.

Tenant Accounts Receivable, Net:

     The Company provides an allowance for doubtful accounts against the portion of tenants accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of approximately $2,050 as of March 31, 2001 and December 31, 2000.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Recent Accounting Pronouncements

     On January 1, 2001, the Company adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Hedging Activities- An Amendment of FAS Statement 133". FAS 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, FAS 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustment will affect either other comprehensive income (shareholders' equity) or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. FAS 133, as amended, also requires that any gains or losses on derivative instruments that are reported independently as deferred gains or losses (assets or liabilities) in the statement of financial position at the date of initial application shall be derecognized and reported as a cumulative transition adjustment in other comprehensive income.

     In conjunction with prior issuances of senior unsecured debt, the Company entered into interest rate protection agreements to fix the interest rate on anticipated offerings of unsecured debt. On January 1, 2001, the Company derecognized the deferred settlement amounts relating to these settled interest rate protection agreements and recorded in other comprehensive income a cumulative transition adjustment expense of $14,920. The Company will amortize approximately $244 into net income as an adjustment to interest expense in the next twelve months relating to these interest rate protection agreements.

     In March 2001, the Company entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. In conjunction with the offering of the 2011 Notes (as defined in footnote 4), the Company settled this interest rate protection agreement and received $371, which is shown in other comprehensive income. The Company is amortizing this settlement amount into net income as an adjustment to interest expense over the life of the 2011 Notes (as defined in footnote 4). The Company will amortize approximately $37 into net income as an adjustment to interest expense in the next twelve months relating to this interest rate protection agreement.

     In March 2001, the Company entered into an interest rate protection agreement which fixed the retirement price on a forecasted retirement of unsecured debt which it designated as a cash flow hedge. In conjunction with the retirement of the 2011 Drs. (as defined in footnote 4) in April 2001, the Company settled this interest rate protection agreement for a payment of $562 which will be recognized as a component of the extraordinary loss the Company will recognize in April 2001 relating to the retirement of the 2011 Drs. (as defined in footnote 4). At March 31, 2001, the Company marked-to-market this interest rate protection agreement and recognized $137 of an expense in other comprehensive income.

     The following is a rollforward of the accumulated other comprehensive loss balance relating to these derivative transactions:

         Balance at December 31, 2000....................   $      ---
            Cumulative Transition Adjustment.............       (14,920)
            Settlement of Interest Rate Protection
              Agreement..................................           371
            Mark-to-Market of Interest Rate Protection
              Agreement..................................          (137)
            Amortization of Interest Rate Protection
              Agreements.................................            90
                                                            ------------
         Balance at March 31, 2001.......................   $   (14,596)
                                                            ============

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

3.   INVESTMENTS IN JOINT VENTURES

     During the three months ended March 31, 2001, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, approximately $619 in asset management and property management fees from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively. The Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $420 and $17 from the September 1998 Joint Venture and the September 1999 Joint Venture, respectively. As of March 31, 2001, the September 1998 Joint Venture owned 135 industrial properties comprising approximately 6.9 million square feet of GLA and the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA.

4. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE

Mortgage Loans Payable, Net

     On December 29, 1995, the Company, through an entity in which the Operating Partnership is the sole limited partner and a wholly-owned subsidiary of the Company is the general partner (the "Mortgage Partnership"), entered into a $40,200 mortgage loan (the "1995 Mortgage Loan"). In March 2001, the Company purchased approximately $1.1 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $1.1 million of the 1995 Mortgage Loan. The terms of the legal defeasance require the Mortgage Partnership to use the gross proceeds from the maturities of the U.S. Government securities to paydown and subsequently retire the defeased portion of the 1995 Mortgage Loan in January 2003. The Company is carrying the defeased portion of the 1995 Mortgage Loan on its balance sheet until it pays down and retires the defeased portion of the 1995 Mortgage Loan in January 2003. Upon the execution of the legal defeasance, one of the 22 properties collateralizing the 1995 Mortgage Loan was released and subsequently sold.

Senior Unsecured Debt, Net

     On March 19, 2001, the Company issued $200,000 of senior unsecured debt which matures on March 15, 2011 and bears a coupon interest rate of 7.375% (the "2011 Notes"). The issue price of the 2011 Notes was 99.695%. Interest is paid semi-annually in arrears on September 15 and March 15. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Notes prior to issuance. The Company settled the interest rate protection agreement for $371 of proceeds which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Notes as an adjustment to interest expense. The 2011 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

     On March 31, 1998, the Company, through the Operating Partnership, issued $100,000 of Dealer remarketable securities which mature on April 5, 2011 and bear a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. On April 5, 2001 the Company paid off and retired the 2011 Drs. for a payment of approximately $105,569. In conjunction with the forecasted retirement of the 2011 Drs., the Company entered into an interest rate protection agreement which fixed the retirement price of the 2011 Drs. On April 2, 2001, this interest rate protection agreement was settled for a payment of approximately $562. Due to the retirement of the 2011 Drs., the Company will record an extraordinary loss of approximately $7 million in the second quarter of 2001 comprised of the amount paid above the 2011 Drs. carrying value, the write-off of unamortized deferred financing fees, the settlement of the interest rate protection agreement, legal costs and other expenses.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

4. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

     The following table discloses certain information regarding the Company's mortgage loans payable, senior unsecured debt and acquisition facility payable:


                                  OUTSTANDING BALANCE AT         ACCRUED INTEREST PAYABLE AT    INTEREST RATE AT
                               -----------------------------     ---------------------------    ----------------

                                  MARCH 31,     DECEMBER 31,       MARCH 31,    DECEMBER 31,        MARCH 31,      MATURITY
                                    2001           2000             2001           2000               2001            DATE
                               -------------   -------------     ------------   ------------       ----------     ----------
MORTGAGE LOANS PAYABLE, NET
1995 Mortgage Loan............. $    38,463 (1)   $  38,604          $   162       $   163             7.220%         1/11/26
CIGNA Loan.....................      33,772          33,952              211           212             7.500%         4/01/03
Assumed Loans..................       6,903           7,995              ---           ---             9.250%         1/01/13
LB Mortgage Loan  II...........         705             705                5             5             8.000%            (2)
Acquisition Mortgage Loan I....       3,216           3,294              ---           ---             8.500%         8/01/08
Acquisition Mortgage Loan II...       7,380           7,432              ---           ---             7.750%         4/01/06
Acquisition Mortgage Loan III..       3,178           3,214              ---           ---             8.875%         6/01/03
Acquisition Mortgage Loan IV...       2,341           2,364              ---            17             8.950%        10/01/06
Acquisition Mortgage Loan V....       2,714 (3)       2,729 (3)          ---           ---             9.010%         9/01/06
Acquisition Mortgage Loan VI...         948 (3)         957 (3)          ---           ---             8.875%        11/01/06
Acquisition Mortgage Loan VII..       1,312 (3)       1,329 (3)          ---           ---             9.750%         3/15/02
                               ------------       ------------     ------------   -----------
Total.......................... $   100,932       $ 102,575         $    378      $    397
                               ============       ============     ============   ===========

SENIOR UNSECURED DEBT, NET
2005 Notes..................... $    50,000       $  50,000         $  1,246      $    383             6.900%        11/21/05
2006 Notes.....................     150,000         150,000            3,500           875             7.000%        12/01/06
2007 Notes.....................     149,968 (4)     149,966 (4)        4,307         1,457             7.600%         5/15/07
2011 PATS......................      99,528 (4)      99,517 (4)        2,786           942             7.375%         5/15/11 (5)
2017 Notes.....................      99,840 (4)      99,838 (4)        2,500           625             7.500%        12/01/17
2027 Notes.....................      99,873 (4)      99,872 (4)        2,701           914             7.150%         5/15/27 (6)
2028 Notes.....................     199,785 (4)     199,783 (4)        3,209         7,009             7.600%         7/15/28
2011 Drs.......................      99,810 (4)      99,805 (4)        3,178         1,553             6.500%         4/05/11 (7)
2011 Notes.....................     199,396 (4)         ---              492           ---             7.375%         3/15/11
                               ------------       ------------     ------------   -----------
Total.......................... $ 1,148,200       $ 948,781         $ 23,919      $ 13,758
                               ============       ============     ============   ===========

ACQUISITION FACILITY
PAYABLE
2000 Unsecured Acquisition
   Facility.................... $     9,300       $ 170,000         $    990      $  1,359              6.10%         6/30/03
                               ============       ============     ============   ===========

(1) Approximately $2.4 million of this loan has been defeased and will be paid in full in January 2003.
(2) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(3) At March 31, 2001, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $210, $47 and $28, respectively. At December 31, 2000, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $219, $49 and $35, respectively.
(4)  At March 31, 2001, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028
     Notes, 2011 Drs. and the 2011 Notes are net of unamortized discounts of $32, $472, $160, $127, $215, $190 and $604, respectively. At December 31,
     2000, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $34, $483, $162, $128, $217 and $195, respectively.
(5) The 2011 PATS are redeemable at the option of the holder thereof, on May 15, 2004.
(6) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(7)  The Company paid off and retired the 2011 Drs. On April 5, 2001.

     The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans payable, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                                                Amount
                                             -------------
                       Remainder of 2001     $    101,961
                       2002                         4,038
                       2003                        47,748
                       2004                         2,122
                       2005                        52,313
                       Thereafter               1,051,060
                                             -------------
                       Total                 $  1,259,242
                                             =============

     The maturity date of the LB Mortgage Loan II is based on a contingent event. As a result, this loan is not included in the preceding table.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

5.   STOCKHOLDERS' EQUITY

Preferred Stock:

     In 1995, the Company issued 1,650,000 shares of 9.5%, $ .01 par value, Series A Cumulative Preferred Stock (the "Series A Preferred Stock") at an initial offering price of $25 per share. On or after November 17, 2000, the Series A Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at $25 per share, or $41,250 in the aggregate, plus dividends accrued and unpaid to the redemption date. On March 9, 2001, the Company called for the redemption of all of the outstanding Series A Preferred Stock at the price of $25 per share, plus accrued and unpaid dividends. The Company redeemed the Series A Preferred Stock on April 9, 2001.

Restricted Stock:

     During the three months ended March 31, 2001, the Company awarded 93,850 shares of restricted common stock to certain employees and 814 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $3,026 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

Non-Qualified Employee Stock Options:

     During the three months ended March 31, 2001, the Company issued 960,900 non-qualified employee stock options to certain officers and employees of the Company. These non-qualified employee stock options vest over three years, have a strike price of $33.125 per share and expire ten years from the date of grant.

     During the three months ended March 31, 2001, certain employees of the Company exercised 189,485 non-qualified employee stock options. Gross proceeds to the Company were approximately $5.1 million.

Dividends/Distributions:

     The following table summarizes dividends/distributions for the three months ended March 31, 2001.

COMMON STOCK/OPERATING PARTNERSHIP UNITS


                                                                      Dividend/Distribution             Total
                            Record Date          Payable Date            Per Share/Unit         Dividend/Distribution
                         ------------------    ------------------     ----------------------    ---------------------
Fourth Quarter 2000      December 31, 2000      January 22, 2001             $  .6575                  $   30,275
First Quarter 2001        March 31, 2001         April 23, 2001              $  .6575                  $   30,537


PREFERRED STOCK
First Quarter:                                                            Dividend               Total Quarterly
                            Record Date            Payable Date           per Share                 Dividend
                         ------------------    -------------------    ----------------------    ---------------------
Series A Preferred Stock   March 15, 2001         March 31, 2001          $   .59375                  $   980
Series B Preferred Stock   March 15, 2001         March 31, 2001          $ 54.68750                  $ 2,188
Series C Preferred Stock   March 15, 2001         March 31, 2001          $ 53.90600                  $ 1,078
Series D Preferred Stock   March 15, 2001         March 31, 2001          $ 49.68700                  $ 2,485
Series E Preferred Stock   March 15, 2001         March 31, 2001          $ 49.37500                  $ 1,480

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


6.   ACQUISITION AND DEVELOPMENT OF REAL ESTATE

     During the three months ended March 31, 2001, the Company acquired 27 industrial properties comprising, in the aggregate, approximately 1.4 million square feet of GLA and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $73,294 excluding costs incurred in conjunction with the acquisition of the properties. The Company also completed the development of two industrial properties comprising approximately .2 million square feet of GLA at a cost of approximately $10.0 million.

7.   SALES OF REAL ESTATE AND REAL ESTATE HELD FOR SALE

     During the three months ended March 31, 2001, the Company sold 24 industrial properties comprising approximately 1.2 million square feet of GLA and several land parcels. Gross proceeds from these sales were approximately $60,931. The gain on sale of real estate was approximately $13,876.


     The Company has an active sales program through which it is continually engaged in evaluating its current portfolio for potential sales candidates in order to redeploy capital. At March 31, 2001, the Company had 106 industrial properties comprising approximately 9.4 million square feet of GLA held for sale. There can be no assurance that such properties held for sale will be sold.

     The following table discloses certain information regarding the 106 industrial properties held for sale by the Company.

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                               ------------------------------
                                                   2001             2000
                                               ------------    -------------
           Total Revenues                      $   10,831       $   10,255
           Operating Expenses                      (3,130)          (2,938)
           Depreciation and Amortization             (421)          (1,886)
                                               -------------    -------------
           Income from Operations              $    7,280       $    5,431
                                               =============    =============

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

8.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

     Supplemental disclosure of cash flow information:


                                                                               Three Months Ended
                                                                      -------------------------------------
                                                                         March 31,            March 31,
                                                                           2001                 2000
                                                                      ----------------     ----------------
   Interest paid, net of capitalized interest ..................         $  11,429           $  10,040
                                                                      ================     ================
   Interest capitalized.........................................         $   1,973           $   1,376
                                                                      ================     ================

Supplemental schedule of noncash investing and financing activities:
    Distribution payable on common stock/units..................         $  30,537           $  28,462
                                                                      ================     ================
    Distribution payable on preferred stock.....................         $   8,211                 ---
                                                                      ================     ================

Issuance of units in exchange for property......................         $   1,491                 301
                                                                      ================     ================

Exchange of units for common shares:
    Minority interest...........................................         $  (2,512)          $     ---
    Common stock................................................                 1                 ---
    Additional paid-in capital..................................             2,511                 ---
                                                                      ----------------     ----------------
                                                                         $     ---                 ---
                                                                      ================     ================

In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:
   Purchase of real estate .....................................         $  73,294           $  31,598
   Accrued real estate taxes and security deposits..............              (676)               (201)
                                                                      ----------------     ----------------
                                                                         $  72,618           $  31,397
                                                                      ================     ================

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

9.   EARNINGS PER SHARE

     The computation of basic and diluted EPS is presented below:


                                                           Three Months      Three Months
                                                               Ended             Ended
                                                             March 31,         March 31,
                                                               2000              2000
                                                         ---------------    --------------
   Numerator:

     Net Income......................................      $    35,199       $    28,339
     Less: Preferred Stock Dividends.................           (8,211)           (8,211)
                                                         ---------------    --------------
     Net Income Available to Common Stockholders
      - For Basic and Diluted  EPS...................      $    26,988       $    20,128
                                                         ===============    ==============

   Denominator:

     Weighted Average Shares - Basic.................       38,950,566        38,380,636

     Effect of Dilutive Securities:
        Employee and Director Common Stock Options...          416,657           159,712
                                                         ---------------    --------------

     Weighted Average Shares - Diluted...............       39,367,223        38,540,348
                                                         ===============    ==============

   Basic EPS:

     Net Income Available to Common Stockholders.....      $       .69       $       .52
                                                         ===============    ==============

   Diluted EPS:

     Net Income Available to Common Stockholders.....      $       .69       $       .52
                                                         ===============    ==============

10.  COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is involved in legal actions arising from the operation of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.

     The Company has committed to the construction of 26 development projects totaling approximately 4.9 million square feet of GLA for an estimated investment of approximately $225.4 million. Of this amount, approximately $117.6 million remains to be funded. These developments are expected to be funded with cash flows from operations, borrowings under the Company's 2000 Unsecured Acquisition Facility and proceeds from the sale of select properties of the Company. The Company expects to place in service approximately 18 of the 26 development projects, comprising approximately 3.7 million square feet of GLA at an estimated investment of approximately $157.3 million, during the next twelve months.

11.  SUBSEQUENT EVENTS

     From April 1, 2001 to May 7, 2001, the Company acquired 19 industrial properties and several land parcels for an aggregate purchase price of approximately $31,295, excluding costs incurred in conjunction with the acquisition of these industrial properties and land parcels. The Company also sold one industrial property for approximately $22,763 of gross proceeds.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

11.  SUBSEQUENT EVENTS, CONTINUED


     On April 2, 2001, the Company paid first quarter preferred stock dividends of $.59375 per share on its Series A Preferred Stock, $54.688 per share (equivalent to $.54688 per Depositary Share) on its Series B Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, $49.687 per share (equivalent to $.49687 per Depositary Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its Series E Preferred Stock. The preferred stock dividends paid on April 2, 2001 totaled, in the aggregate, approximately $8,211.

     On April 23, 2001, the Company and the Operating Partnership paid a first quarter 2001 dividend/distribution of $.6575 per common share/Unit, totaling approximately $30,537.

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

     The Company was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 84.3% ownership interest at March 31, 2001. As of March 31, 2001, the Company owned 968 in-service properties located in 25 states, containing an aggregate of approximately 68.2 million square feet of gross leasable area ("GLA") and seven properties held for redevelopment. Of the 968 in-service properties owned by the Company, 797 are held by the Operating Partnership, 112 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the REIT are the general partners, 52 are held by limited liability companies of which the Operating Partnership is the sole member and seven are held by an entity wholly-owned by the Operating Partnership. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns 10% equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties (the "September 1998 Joint Venture" and the "September 1999 Joint Venture"). Minority interest in the Company at March 31, 2000 represents the approximate 15.7% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

RESULTS OF OPERATIONS

     At March 31, 2001, the Company owned 968 in-service properties with approximately 68.2 million square feet of GLA, compared to 973 in-service properties with approximately 68.0 million square feet of GLA at March 31, 2000. During the period between April 1, 2000 and March 31, 2001, the Company acquired 101 in-service properties containing approximately 6.3 million square feet of GLA, completed development of 21 properties and redevelopment of two properties totaling approximately 3.0 million square feet of GLA and sold 121 in-service properties totaling approximately 9.1 million square feet of GLA, one out of service property and several land parcels. The Company also took 10 properties out of service that are under redevelopment, comprising approximately .5 million square feet of GLA and placed in service two properties comprising approximately
 .5 million square feet of GLA.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THREE MONTHS ENDED MARCH 31, 2000

     Rental income and tenant recoveries and other income increased by approximately $4.3 million or 4.5% due primarily to an increase in tenant recoveries related to an increase in property expenses (as discussed below) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Rental income and tenant recoveries and other income from properties owned prior to January 1, 2000 increased by approximately $3.6 million or 4.8% due primarily to general rent increases and an increase in tenant recoveries due to an increase in property expenses (as discussed below) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $2.2 million or 8.1%. The increase in repairs and maintenance is due to an increase in snow removal and related expenses for properties located in certain of the Company's metropolitan areas. The increase in utilities is due to general increases in gas and electricity expenses. The increase in insurance is due to an increase in insurance premiums. Property expenses from properties owned prior to January 1, 2000 increased by approximately $1.7 million or 8.0% due primarily to the explanations discussed above.

     General and administrative expense increased by approximately $.9 million due primarily to general increases in employee compensation.

     Interest expense increased by approximately $1.4 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 due primarily to a higher average debt balance outstanding. This was slightly offset by a decrease in the weighted average interest rate for the three months ended March 31, 2001 (7.26%) compared to the three months ended March 31, 2000 (7.28%) and an increase in capitalized interest for the three months ended March 31, 2001 due to an increase in development activities. The average debt balance outstanding for the three months ended March 31, 2001 and 2000 was approximately $1,274.6 million and $1,170.1 million, respectively.

     Amortization of deferred financing costs remained relatively unchanged.

     Depreciation and other amortization decreased by approximately $.3 million due primarily to the Company ceasing depreciation and amortization on properties it considers held for sale as well as due to properties sold subsequent to December 31, 1999. This decrease is offset by depreciation and amortization related to properties acquired or developed subsequent to December 31, 2000.

     Equity in income of joint ventures remained relatively unchanged.

     The $13.9 million gain on sale of real estate for the three months ended March 31, 2001 resulted from the sale of 24 industrial properties and several land parcels. Gross proceeds from these sales were approximately $60.9 million.

     The $5.9 million gain on sale of real estate for the three months ended March 31, 2000 resulted from the sale of 11 industrial properties and several land parcels. Gross proceeds from these sales were approximately $55.1 million.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Company's cash and cash equivalents was approximately $13.4 million and restricted cash was approximately $4.3 million. Included in restricted cash are approximately $1.3 million of cash reserves required to be set aside under the Company's $40.0 million mortgage loan (the "1995 Mortgage Loan") for payments of security deposit refunds, tenant improvements, capital expenditures, interest, real estate taxes and insurance. The portion of the cash reserve relating to payments for capital expenditures, interest, real estate taxes and insurance for properties collateralizing the 1995 Mortgage Loan is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserve relating to security deposit refunds for the tenants occupying the properties collateralizing the 1995 Mortgage Loan is adjusted as tenants turn over. Also included in restricted cash is approximately $3.0 million of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Company exchanges into properties under Section 1031 of the Internal Revenue Code.

THREE MONTHS ENDED MARCH 31, 2001

     Net cash provided by operating activities of approximately $33.4 million for the three months ended March 31, 2001 was comprised primarily of net income before minority interest of approximately $40.2 million, adjustments for non-cash items of approximately $5.0 million offset by the net change in operating assets and liabilities of approximately $11.8 million. The adjustments for the non-cash items of approximately $5.0 million are primarily comprised of depreciation and amortization of approximately $19.2 million, offset by the gain on sale of real estate of approximately $13.9 million and the effect of the straight-lining of rental income of approximately $.3 million.

     Net cash used in investing activities of approximately $26.8 million for the three months ended March 31, 2001 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, offset by a decrease in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, the net proceeds from the sale of real estate, distributions from the Company's two industrial real estate joint ventures and the repayment of mortgage loans receivable.

     Net cash used in financing activities of approximately $1.0 million for the three months ended March 31, 2001 was comprised primarily of repayments on mortgage loans payable, the repurchase of restricted stock, the purchase of U.S. Government securities used as substitute collateral to execute a legal defeasance of a portion of the 1995 Mortgage Loan, common and preferred stock dividends and unit distributions, debt issuance costs incurred in conjunction with the 2011 Notes (defined below) and the net borrowings under the Company's $300 million unsecured line of credit (the "2000 Unsecured Acquisition Facility"), offset by the proceeds from the issuance of senior unsecured debt and net proceeds from the exercise of employee stock options.

THREE MONTHS ENDED MARCH 31, 2000

     Net cash provided by operating activities of approximately $42.6 million for the three months ended March 31, 2000 was comprised primarily of net income before minority interest of approximately $32.1 million and adjustments for non-cash items of approximately $12.1 million, offset by the net change in operating assets and liabilities of approximately $1.6 million. The adjustments for the non-cash items of approximately $12.1 million are primarily comprised of depreciation and amortization of approximately $18.3 million and a provision for bad debts of approximately $.1 million, offset by the gain on sale of real estate of approximately $5.9 million and the effect of the straight-lining of rental income of approximately $.4 million.

     Net cash used in investing activities of approximately $23.3 million for the three months ended March 31, 2000 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by the net proceeds from the sales of real estate, distributions from one of the Company's two industrial real estate joint ventures and the repayment of mortgage loans receivable.

     Net cash used in financing activities of approximately $17.6 million for the three months ended March 31, 2000 was comprised primarily of repayments on mortgage loans payable and common and preferred stock dividends and unit distributions, offset by the net borrowings under the Company's line of credit and proceeds from the exercise of employee stock options.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

     During the three months ended March 31, 2001, the Company purchased 27 industrial properties comprising, in the aggregate, approximately 1.4 million square feet of GLA and several land parcels, for an aggregate purchase price of approximately $73.3 million, excluding costs incurred in conjunction with the acquisition of the properties. The Company also completed the development of two industrial properties comprising approximately .2 million square feet of GLA at a cost of approximately $10.0 million.

     During the three months ended March 31, 2001, the Company sold 24 industrial properties comprising approximately 1.2 million square feet of GLA and several land parcels. Gross proceeds from these sales were approximately $60.9 million.

     The Company has committed to the construction of 26 development projects totaling approximately 4.9 million square feet of GLA for an estimated investment of approximately $225.4 million. Of this amount, approximately $117.6 million remains to be funded. These developments are expected to be funded with cash flows from operations, borrowings under the Company's 2000 Unsecured Acquisition Facility and proceeds from the sale of select properties of the Company. The Company expects to place in service approximately 18 of the 26 development projects, comprising approximately 3.7 million square feet of GLA at an estimated investment of approximately $157.3 million, during the next twelve months.

REAL ESTATE HELD FOR SALE

     The Company plans on exiting the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids, Long Island and New Orleans/Baton Rouge and continually engages in evaluating its other real estate markets for potential sales candidates. At March 31, 2001, the Company had 106 industrial properties comprising approximately 9.4 million square feet of GLA held for sale. Income from operations of the 106 industrial properties held for sale for the three months ended March 31, 2001 and 2000 is approximately $7.3 million and $5.4 million, respectively. Net carrying value of the 106 industrial properties held for sale at March 31, 2001 is approximately $270.5 million. There can be no assurance that such properties held for sale will be sold.

INVESTMENTS IN JOINT VENTURES

     During the three months ended March 31, 2001, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, approximately $.6 million in asset management and property management fees from the September 1998 Joint Venture and the September 1999 Joint Venture. The Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, distributions of approximately $.4 million from the September 1998 Joint Venture and the September 1999 Joint Venture. As of March 31, 2001, the September 1998 Joint Venture owned 135 industrial properties comprising approximately 6.9 million square feet of GLA and the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA. On or after October 2000, under certain circumstances, the Company has the option of purchasing all of the properties owned by the September 1998 Joint Venture at a price to be determined in the future. The Company has not exercised this option.

MORTGAGE LOANS PAYABLE

     In March 2001, the Company purchased approximately $1.1 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $1.1 million of the 1995 Mortgage Loan. The terms of the legal defeasance require the Mortgage Partnership to use the gross proceeds from the maturities of the U.S. Government securities to paydown and subsequently retire the defeased portion of the 1995 Mortgage Loan in January 2003. The Company is carrying the defeased portion of the 1995 Mortgage Loan on its balance sheet until it pays down and retires the defeased portion of the 1995 Mortgage Loan in January 2003. Upon the execution of the legal defeasance, one of the 22 properties collateralizing the 1995 Mortgage Loan was released and subsequently sold.

SENIOR UNSECURED DEBT

     On March 19, 2001, the Company issued $200 million of senior unsecured debt which matures on March 15, 2011 and bears a coupon interest rate of 7.375% (the "2011 Notes"). The issue price of the 2011 Notes was 99.695%. Interest is paid semi-annually in arrears on September 15 and March 15. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Notes prior to issuance. The Company settled the interest rate protection agreement for $.4 million of proceeds which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Notes as an adjustment to interest expense. The 2011 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

     On March 31, 1998, the Company, through the Operating Partnership, issued $100 million of Dealer remarketable securities which mature on April 5, 2011 and bear a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. On April 5, 2001 the Company paid off and retired the 2011 Drs. for a payment of approximately $105.6 million. In conjunction with the forecasted retirement of the 2011 Drs., the Company entered into an interest rate protection agreement which fixed the retirement price of the 2011 Drs. On April 2, 2001, this interest rate protection agreement was settled for a payment of approximately $.6 million. Due to the retirement of the 2011 Drs., the Company will record an extraordinary loss of approximately $7 million in the second quarter of 2001 comprised of the amount paid above the 2011 Drs. carrying value, the write-off of unamortized deferred financing fees, the settlement of the interest rate protection agreement, legal costs and other expenses.

MARKET RISK

     The following discussion about the Company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at March 31, 2001 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

     In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

     At March 31, 2001, $9.3 million (approximately .7% of total debt at March 31, 2001) of the Company's debt was variable rate debt (all of the variable rate debt relates to the Company's 2000 Unsecured Acquisition Facility) and $1,249.1 million (approximately 99.3% of total debt at March 31, 2001) was fixed rate debt. The Company also had outstanding a written put and a written call option (collectively, the "Written Options") which were issued in conjunction with the initial offering of two tranches of senior unsecured debt and an interest rate protection agreement which fixed the retirement price on a forecasted retirement of unsecured debt ("IRPA"). Currently, the Company does not enter into financial instruments for trading or other speculative purposes.

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

     Based upon the amount of variable rate debt outstanding at March 31, 2001, a 10% increase or decrease in the interest rate on the Company's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.06 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at March 31, 2001 by approximately $54.0 million to $1,165.1 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at March 31, 2001 by approximately $59.7 million to $1,278.8 million. A 10% increase in interest rates would decrease the fair value of the Written Options at March 31, 2001 by approximately $5.0 million to $8.5 million. A 10% decrease in interest rates would increase the fair value of the Written Options at March 31, 2001 by approximately $6.0 million to $19.5 million. At March 31, 2001, the IRPA had a fair value of approximately $.1 million. This IRPA was settled for approximately $.6 million on April 2, 2001.

ISSUANCE OF RESTRICTED STOCK AND EMPLOYEE STOCK OPTIONS

     During the three months ended March 31, 2001, the Company awarded 93,850 shares of restricted common stock to certain employees and 814 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $3.0 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

     During the three months ended March 31, 2001, the Company issued 960,900 non-qualified employee stock options to certain officers and employees of the Company. These non-qualified employee stock options vest over three years, have a strike price of $33.125 per share and expire ten years from the date of grant.

COMMON STOCK

     During the three months ended March 31, 2001, certain employees of the Company exercised 189,485 non-qualified employee stock options. Gross proceeds to the Company were approximately $5.1 million.

DIVIDENDS/DISTRIBUTIONS

     On January 22, 2001, the Company and the Operating Partnership paid a fourth quarter 2000 distribution of $.6575 per common share/Unit, totaling approximately $30.3 million.

SUBSEQUENT EVENTS

     From April 1, 2001 to May 7, 2001, the Company acquired 19 industrial properties and several land parcels for an aggregate purchase price of approximately $31.3 million, excluding costs incurred in conjunction with the acquisition of these industrial properties and land parcels. The Company also sold one industrial property for approximately $22.8 million of gross proceeds.

     On April 2, 2001, the Company paid first quarter preferred stock dividends of $.59375 per share on its Series A Preferred Stock, $54.688 per share (equivalent to $.54688 per Depositary Share) on its Series B Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, $49.687 per share (equivalent to $.49687 per Depositary Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its Series E Preferred Stock. The preferred stock dividends paid on April 2, 2001 totaled, in the aggregate, approximately $8.2 million.

     On April 23, 2001, the Company and the Operating Partnership paid a first quarter 2001 dividend/distribution of $.6575 per common share/Unit, totaling approximately $30.5 million.

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

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term secured and unsecured indebtedness and the issuance of additional equity securities. As of March 31, 2001 and May 7, 2001, $589.2 million of common stock, preferred stock and depositary shares and $100.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under the 2000 Unsecured Acquisition Facility. At March 31, 2001, borrowings under the 2000 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 6.1%. The 2000 Unsecured Acquisition Facility bears interest at a floating rate of LIBOR plus .80%, or the Prime Rate, at the Company's election. As of May 7, 2001, the Company had approximately $100.0 million available for additional borrowings under the 2000 Unsecured Acquisition Facility.

OTHER

     On January 1, 2001, the Company adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Hedging Activities- An Amendment of FAS Statement 133". FAS 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, FAS 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustment will affect either other comprehensive income (shareholders' equity) or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. FAS 133, as amended, also requires that any gains or losses on derivative instruments that are reported independently as deferred gains or losses (assets or liabilities) in the statement of financial position at the date of initial application shall be derecognized and reported as a cumulative transition adjustment in other comprehensive income.

     In conjunction with prior issuances of senior unsecured debt, the Company entered into interest rate protection agreements to fix the interest rate on anticipated offerings of unsecured debt. On January 1, 2001, the Company derecognized the deferred settlement amounts relating to these settled interest rate protection agreements and recorded in other comprehensive income a cumulative transition adjustment expense of $14.9 million.

     In March 2001, the Company entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. In conjunction with the offering of the 2011 Notes, the Company settled this interest rate protection agreement and received $.4 million, which is shown in other comprehensive income. The Company is amortizing this settlement amount into net income as an adjustment to interest expense over the life of the 2011 Notes.

     In March 2001, the Company entered into an interest rate protection agreement which fixed the retirement price on a forecasted retirement of unsecured debt which it designated as a cash flow hedge. In conjunction with the retirement of the 2011 Drs. in April 2001, the Company settled this interest rate protection agreement for a payment of $.6 million which will be recognized as a component of the extraordinary loss the Company will recognize in April 2001 relating to the retirement of the 2011 Drs. At March 31, 2001, the Company, marked-to-market this interest rate protection agreement and recognized
$.1 million of an expense in other comprehensive income.

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


ITEM 1. LEGAL PROCEEDINGS
  None.

ITEM 2. CHANGES IN SECURITIES
  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None.

ITEM 5. OTHER INFORMATION
  Not Applicable

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K


(a) Exhibits
       None.


(b) Report on Form 8-K and Form 8-K/A:

Report on Form 8-K filed January 12, 2001, dated January 12, 2001, as amended by the report on Form 8-K/A No.1 filed March 8, 2001 relating to the acquisition of 81 industrial properties by the Company. The reports include Combined Historical Statements of Revenues and Certain Expenses for the acquired properties and Pro Forma Balance Sheet and Pro Forma Statements of Operations for the Company.

Report on Form 8-K filed March 16, 2001, dated March 16, 2001 reporting the pricing of an offering by the Company's Operating Partnership of $200 million of 7.375% Senior Notes due 2011.

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



                                FIRST INDUSTRIAL REALTY TRUST, INC.


Date: May 14, 2001              By:   /s/ Michael
                                   ---------------
                                    Michael J.Havala
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
   None.