Form 10-K/A
period 2000-12-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 2001-07-06
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-K/A No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000 OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from                   to                  .
                                        -----------------    -----------------

                         Commission File Number 1-13102

                       FIRST INDUSTRIAL REALTY TRUST, INC.
             (Exact name of Registrant as specified in its Charter)

                    MARYLAND                          36-3935116
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           Identification No.)

     311 S. WACKER DRIVE, SUITE 4000, CHICAGO, ILLINOIS          60606
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

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

At March 2, 2001, 39,301,503 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Registrant's definitive proxy statement filed with the Securities and Exchange Commission on April 9, 2001.

                       FIRST INDUSTRIAL REALTY TRUST, INC.

                                TABLE OF CONTENTS




                                                                            PAGE
                                                                            ----
PART I.


    Item 1.       Business ................................................   3
    Item 2.       The Properties...........................................   7
    Item 3.       Legal Proceedings........................................  28
    Item 4.       Submission of Matters to a Vote of
                  Security Holders.........................................  28



PART II.


    Item 5.       Market for Registrant's Common Equity and
                  Related Stockholder Matters..............................  29
    Item 6.       Selected Financial Data..................................  29
    Item 7.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................  32
    Item 7a.      Quantitative and Qualitative Disclosures About
                  Market Risk..............................................  41
    Item 8.       Financial Statements and Supplementary Data..............  41
    Item 9.       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosures..................  41



PART III.


    Item 10.      Directors and Executive Officers of
                  the Registrant...........................................  41
    Item 11.      Executive Compensation...................................  41
    Item 12.      Security Ownership of Certain Beneficial
                  Owners and Management....................................  41
    Item 13.      Certain Relationships and Related Transactions...........  41



PART IV.

    Item 14.      Exhibits, Financial Statements, Financial
                  Statement Schedule and Reports on Form 8-K...............  42



SIGNATURES.................................................................  48

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

     The Company's interests in its properties and land parcels are held through partnerships controlled by the Company, including First Industrial, L.P. (the "Operating Partnership"), of which the Company is the sole general partner, as well as, among others, First Industrial Financing Partnership, L.P., First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P., First Industrial Pennsylvania, L.P., First Industrial Harrisburg, L.P, First Industrial Indianapolis, L.P., First Industrial Development Services, L.P. and TK-SV, LTD., of which the sole general partner of each is a wholly-owned subsidiary of the Company, and the sole limited partner of each is the Operating Partnership, as well as limited liability companies of which the Operating Partnership is the sole member. The Company is also the majority economic stockholder of FR Development Services, Inc. The Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns 10% equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties.

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

- Market Strategy. The Company's market strategy is to concentrate on the top 25 industrial real estate markets in the United States. These 25 markets were selected based upon (i) the strength of their industrial real estate fundamentals, including increased industrial demand expectations from e-commerce and supply chain management; (ii) their history and future outlook for continued economic growth and diversity; and (iii) a minimum market size of 100 million square feet of industrial space. Due to this market strategy, the Company plans on exiting the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids, Long Island and New Orleans/Baton Rouge. The net proceeds from the sales of properties in these markets will be used to bolster the Company's holdings in Atlanta, Baltimore/Washington, Chicago, Cincinnati/Louisville, Dallas/Fort Worth, Denver, Detroit, Harrisburg/Central Pennsylvania, Houston, Indianapolis, Los Angeles, Milwaukee, Minneapolis, Nashville, Northern New Jersey, Philadelphia, Phoenix, Portland, Salt Lake City, St. Louis and Tampa and to potentially enter new markets which fit its market strategy. The Company plans on exiting these markets in the next one to three years and is projected to incur closing costs between the range of 3% to 5% of gross sales proceeds. There can be no assurance that these properties will be sold in this time frame or that the Company will incur closing costs within the range stated above.

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

- Financing Strategy. The Company plans on utilizing net sales proceeds from property sales as well as borrowings under its $300 million unsecured line of credit to finance future acquisitions and developments. As of March 2, 2001, the Company had approximately $28.9 million available in additional borrowings under its $300 million unsecured line of credit.

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



*SOURCE: TORTO WHEATON RESEARCH

ITEM 2.  THE PROPERTIES

GENERAL


     At December 31, 2000, First Industrial owned 969 in-service properties containing approximately 68.2 million square feet of GLA in 25 states, with a diverse base of more than 2,800 tenants engaged in a wide variety of businesses, including manufacturing, retailing, wholesale trade, distribution and professional services. The properties are generally located in business parks which have convenient access to interstate highways and rail and air transportation. The weighted average age of the properties as of December 31, 2000 was approximately 14.7 years. The Company maintains insurance on its properties that the Company believes is adequate.

     The Company classifies its properties into five industrial categories:
Light industrial, bulk warehouse, R&D/flex, regional warehouse and manufacturing. While some properties may have characteristics which fall under more than one property type, the Company uses what it feels is the most dominating characteristic to categorize the property. The following describes the different industrial categories:


     - Light industrial properties generally are of less than 100,000 square feet, have a ceiling height of 16 to 21 feet, are comprised of 5% - 50% of office space, contain less than 50% of manufacturing space and have a land use ratio of 4:1. The land use ratio is the ratio of the total property area to that not occupied by the building.

     - Bulk warehouse buildings generally are of more than 100,000 square feet, have a ceiling height of at least 22 feet, are comprised of 5% - 15% of office space, contain less than 25% of manufacturing space and have a land use ratio of 2:1.

     - R&D/flex buildings generally are of less than 100,000 square feet, have a ceiling height of less than 16 feet, are comprised of 50% or more of office space, contain less than 25% of manufacturing space and have a land use ratio of 4:1.

     - Regional warehouses generally are of less than 100,000 square feet, have a ceiling height of at least 22 feet, are comprised of 5% - 15% of office space, contain less than 25% of manufacturing space and have a land use ratio of 2:1.

     - Manufacturing properties are a diverse category of buildings that generally have a ceiling height of 10 - 18 feet, are comprised of 5% - 15% of office space, contain less than 50% of manufacturing space and have a land use ratio of 4:1.

     Each of the properties is wholly owned by the Company. The following tables summarize certain information as of December 31, 2000 with respect to the Company's properties. Information in the tables excludes properties under development at December 31, 2000.

                                PROPERTY SUMMARY


                      Light Industrial     Bulk Warehouse        R&D/ Flex        Regional Warehouse     Manufacturing
                     -------------------- ------------------ -------------------  ------------------- --------------------
   Metropolitan               Number               Number              Number              Number               Number
       Area            GLA    of            GLA    of          GLA     of          GLA     of           GLA     of
                              Properties           Properties          Properties          Properties           Properties
-------------------- -------- ----------  -------- ---------  -------  --------- --------  ---------- --------  ----------
Atlanta, GA          426,841      7       4,116,645   14      153,508     4      275,135       3      419,600       3
Baltimore, MD        716,585     12       292,640     2       78,418      1        ---        ---     171,000       1
Baton Rouge, LA      116,347      3       108,800     1        ---       ---       ---        ---       ---        ---
Central              383,070      4       3,645,392   14       ---       ---     187,579       4        ---        ---
Pennsylvania
Chicago, IL          1,907,289   36       3,413,594   16      237,915     4      284,802       4      1,069,167     6
Cincinnati, OH       334,220      2       1,348,880   6        ---       ---       ---        ---       ---        ---
Cleveland, OH          ---       ---        ---      ---      102,500     1        ---        ---       ---        ---
Columbus, OH           ---       ---      1,653,534   4       217,612     2        ---        ---     255,470       1
Dallas, TX           754,833     21       1,539,888   10      193,507     9      583,801       9      224,984       2
Dayton, OH           322,746      6         ---      ---      20,000      1        ---        ---       ---        ---
Denver, CO           1,998,681   45       202,939     2       1,866,591   47     301,492       5        ---        ---
Des Moines, IA        75,072      3       879,040     5        ---       ---      88,000       1        ---        ---
Detroit, MI          2,897,124   103      1,079,130   9       626,338     22     925,961      21       17,240       1
Grand Rapids, MI     498,311     10       1,836,125   11      10,000      1        ---        ---     445,250       2
Houston, TX          507,090      8       2,191,077   13      200,112     3      432,525       6        ---        ---
Indianapolis, IN     727,980     16       3,505,966   13      48,200      4      295,310       8       54,000       1
Long Island, NY      433,984     15         ---      ---       ---       ---      36,880       1        ---        ---
Los Angeles, CA       99,749      5         ---      ---       ---       ---       ---        ---       ---        ---
Louisville, KY         ---       ---      443,500     2        ---       ---       ---        ---       ---        ---
Milwaukee, WI        290,826      6       100,000     1       93,705      2       79,268       2      468,000       1
Minneapolis/St.      1,326,032   24       1,626,149   8       661,748     10     537,034       5      1,324,122    14
Paul, MN
Nashville, TN        334,061      7       1,504,959   10       ---       ---       ---        ---     109,058       1
N. New Jersey        1,361,379   37       895,798     4       510,072     14     192,153       3        ---        ---
New Orleans, LA      395,831     10         ---      ---      169,801     5       40,500       1        ---        ---
Philadelphia, PA     273,775     12       324,320     2       36,802      2       46,750       1       56,827       2
Phoenix, AZ           96,845      2         ---      ---       ---       ---       ---        ---       ---        ---
Portland, OR         734,032     31         ---      ---      53,021      2        ---        ---       ---        ---
Salt Lake City, UT   591,276     40         ---      ---      146,937     6        ---        ---       ---        ---
S. New Jersey        919,654     22       323,750     2        ---       ---     209,300       3       22,738       1
St. Louis, MO        383,407      8       834,519     6        ---       ---       ---        ---       ---        ---
Tampa, FL            588,300     18       213,744     2       608,984     24     398,309       7        ---        ---
Other   (a)           99,000      3       583,855     5        ---       ---      50,000       1      346,103       6
                     -------- ----------  -------- ---------  -------  --------- --------  ---------- --------  ----------
            Total    19,594,340  516      32,664,244 162      6,035,771  164     4,964,799    85      4,983,559    42
                     ======== ==========  ======== =========  =======  ========= ========  ========== ========  ==========


     (a) Properties are located in Denton, Texas; Abilene, Texas; McAllen, Texas; Austin, Texas; Wichita, Kansas; West Lebanon, New Hampshire and Shreveport, Louisiana.

                             PROPERTY SUMMARY TOTALS


                                                                       TOTALS
                               ---------------------------------------------------------------------------------------
                                                          NUMBER OF            OCCUPANCY AT            GLA AS A % OF
      METROPOLITAN AREA                 GLA              PROPERTIES              12/31/00             TOTAL PORTFOLIO
------------------------------    ----------------    ------------------    --------------------      ----------------
Atlanta, GA                             5,391,729            31                     97%                    7.9%
Baltimore, MD                           1,258,643            16                     96%                    1.8%
Baton Rouge, LA                           225,147             4                     97%                    0.3%
Central Pennsylvania                    4,216,041            22                     98%                    6.2%
Chicago, IL                             6,912,767            66                     94%                    10.1%
Cincinnati, OH                          1,683,100             8                     92%                    2.5%
Cleveland, OH                             102,500             1                    100%                    0.2%
Columbus, OH                            2,126,616             7                     96%                    3.1%
Dallas, TX                              3,297,013            51                     99%                    4.8%
Dayton, OH                                342,746             7                     96%                    0.5%
Denver, CO                              4,369,703            99                     95%                    6.4%
Des Moines, IA                          1,042,112             9                     95%                    1.5%
Detroit, MI                             5,545,793            156                    97%                    8.1%
Grand Rapids, MI                        2,789,686            24                    100%                    4.1%
Houston, TX                             3,330,804            30                     95%                    4.9%
Indianapolis, IN                        4,631,456            42                     90%                    6.8%
Long Island, NY                           470,864            16                     96%                    0.7%
Los Angeles, CA                            99,749             5                     90%                    0.1%
Louisville, KY                            443,500             2                    100%                    0.6%
Milwaukee, WI                           1,031,799            12                     98%                    1.5%
Minneapolis/St. Paul, MN                5,475,085            61                     95%                    8.0%
Nashville, TN                           1,948,078            18                     96%                    2.9%
N. New Jersey                           2,959,402            58                     94%                    4.3%
New Orleans, LA                           606,132            16                     96%                    0.9%
Philadelphia, PA                          738,474            19                     94%                    1.1%
Phoenix, AZ                                96,845             2                     87%                    0.1%
Portland, OR                              787,053            33                     88%                    1.2%
Salt Lake City, UT                        738,213            46                     82%                    1.1%
S. New Jersey                           1,475,442            28                     90%                    2.2%
St. Louis, MO                           1,217,926            14                    100%                    1.8%
Tampa, FL                               1,809,337            51                     93%                    2.7%
Other   (a)                             1,078,958            15                    100%                    1.6%
                                  ----------------    ------------------    --------------------      ----------------
   Total or Average                    68,242,713            969                    95%                   100.0%
                                  ================    ==================    ====================      ================



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


                                     NUMBER OF                                                  OCCUPANCY
           METROPOLITAN AREA        PROPERTIES      GLA               PROPERTY TYPE             AT 12/31/00  ACQUISITION DATE
      ----------------------------  ------------ ----------  ---------------------------------  ----------- -------------------
      Houston, TX                        3         144,639      Light Industrial/R&D Flex          90%      January 12, 2000
      Southern New Jersey                1          79,329          Regional Warehouse             100%     January 27, 2000
      Nashville, TN                      3         339,051            Bulk Warehouse               100%     January 27, 2000
      Philadelphia, PA                   1         214,320            Bulk Warehouse               100%     February 25, 2000
      Dallas, TX                         1         130,949            Bulk Warehouse               100%     March 31, 2000
      Harrisburg, PA (a)                 1          38,668           Light Industrial              N/A      April 18, 2000
      Houston, TX                        1         251,850            Bulk Warehouse               100%     April 25, 2000
      Dallas, TX                        18       1,303,317     R&D Flex/Bulk Whse/Reg Whse         100%     June 30, 2000
      Long Island, NY (b)                1          15,000           Light Industrial              N/A      August 15, 2000
      Los Angeles, CA                    3          69,592           Light Industrial              93%      September 6, 2000
      Los Angeles, CA                    2          30,157           Light Industrial              86%      September 20, 2000
      Northern New Jersey               12       1,257,143     Lt. Industrial/R&D Flex/Bulk        94%      September 28, 2000
                                                                           Whse
      Baltimore, MD                      3         125,212           Light Industrial              96%      December 5, 2000
      Tampa, FL                          6         179,494               R&D Flex                  98%      December 14, 2000
      Chicago, IL (c)                   18       1,208,074     Lt. Industrial/R&D Flex/Bulk        94%      December 18, 2000
                                                                      Whse/Reg. Whse
      Denver, CO                         4         234,683      Light Industrial/ R&D Flex         100%     December 29, 2000
      Detroit, MI                        6         208,197   Light Industrial/Reg. Warehouse       93%      December 29, 2000
                                    ------------ ----------
                    Total               84       5,829,675
                                    ============ ==========

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

PROPERTY DEVELOPMENT ACTIVITY

     During 2000, the Company placed in-service 26 developments and two redevelopments totaling approximately 4.1 million square feet of GLA at a total cost of approximately $148.0 million, or $36.41 per square foot. The developed properties have the following characteristics:

                                                                                                 OCCUPANCY
             METROPOLITAN AREA                      GLA              PROPERTY TYPE              AT 12/31/00       COMPLETION DATE
--------------------------------------------     ----------    ---------------------------     --------------    ------------------
Louisville, KY                                     231,000           Bulk Warehouse                100%          February 1, 2000
Austin, TX                                          33,000          Light Industrial               100%          February 1, 2000
Denver, CO (a) (b)                                 108,000      R&D Flex/Bulk Warehouse             N/A          March 1, 2000
Milwaukee, WI                                      100,000           Bulk Warehouse                 80%          March 1, 2000
Rochester, NY (c)                                  796,806           Bulk Warehouse                 N/A          March 1, 2000
Denver, CO                                          16,500          Light Industrial               100%          March 15, 2000
Cincinnati, OH                                     168,000           Bulk Warehouse                100%          May 1, 2000
Cincinnati, OH                                     140,800           Bulk Warehouse                 45%          May 1, 2000
Northern New Jersey                                 45,700              R&D Flex                    78%          June 1, 2000
Atlanta, GA                                        504,000           Bulk Warehouse                100%          June 1, 2000
Salt Lake City, UT                                  55,785              R&D Flex                   100%          June 1, 2000
Austin, TX                                          33,000          Light Industrial               100%          June 30, 2000
Northern New Jersey                                 30,000              R&D Flex                    67%          September 1, 2000
Indianapolis, IN                                   389,660           Bulk Warehouse                100%          September 30, 2000
Long Island, NY (d)                                 91,200              R&D Flex                    N/A          September 30, 2000
Long Island, NY (d) (e)                            134,991              R&D Flex                    N/A          November 1, 2000
New Orleans, LA                                     53,544          Light Industrial               100%          November 8, 2000
Chicago, IL                                         50,000         Regional Warehouse               65%          November 23, 2000
Philadelphia, PA                                    70,000         Regional Warehouse              100%          November 27, 2000
Minneapolis, MN                                    128,500           Bulk Warehouse                 87%          December 1, 2000
Minneapolis, MN (e)                                123,485           Manufacturing                 100%          December 17, 2000
Chicago, IL (f)                                    319,506           Bulk Warehouse                 N/A          December 29, 2000
Phoenix, AZ                                         58,285          Light Industrial                79%          December 29, 2000
Indianapolis, IN                                   100,000           Bulk Warehouse                 50%          December 29, 2000
Tampa, FL                                          100,000          Light Industrial                80%          December 29, 2000
Tampa, FL                                           72,000         Regional Warehouse               65%          December 29, 2000
Atlanta, GA                                        110,000           Bulk Warehouse                 55%          December 29, 2000
                                                 ----------
                                      Total      4,063,762
                                                 ==========


     (a) Properties were sold on September 26, 2000.
     (b) Comprised of two properties.
     (c) Property was sold on February 18, 2000.
     (d) Property was sold on November 30, 2000.
     (e) Redevelopment.
     (f) Property was sold on December 29, 2000.

     At December 31, 2000, the Company had 21 projects under development, with an estimated completion GLA of approximately 4.0 million square feet and an estimated completion cost of approximately $177.7 million. The Company estimates it will place in service 17 projects with an estimated completion GLA of 3.4 million square feet and an estimated completion cost of approximately $136.0 million in fiscal year 2001. There can be no assurance that the Company will complete these projects in 2001 or that the actual completion cost will not exceed the amount stated above.

PROPERTY SALES

     During 2000, the Company sold 108 in-service industrial properties and one out of service property totaling approximately 9.6 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $433.7 million. The 108 in-service properties and one out of service property sold have the following characteristics:


                                NUMBER OF
METROPOLITAN AREA               PROPERTIES          GLA                    PROPERTY TYPE                 SALE DATE
---------------------------     -----------    --------------     ---------------------------------      ---------------------
Nashville, TN (a)                   1                392,128               Bulk Warehouse                January 4, 2000
Portland, OR                        1                 20,500             Light Industrial                January 24, 2000
Cleveland, OH                       1                 32,000              Light Industrial               January 27, 2000
Cleveland, OH                       1                 51,525             Regional Warehouse              January 31, 2000
Rochester, NY                       1                796,806               Bulk Warehouse                February 18, 2000
Des Moines, IA                      1                 54,000              Light Industrial               February 23, 2000
Southern New Jersey                 1                 30,000              Light Industrial               March 13, 2000
Long Island, NY                     1                 99,600              Light Industrial               March 17, 2000
Chicago, IL                         3                 94,840         Light Industrial/R&D Flex           March 20, 2000
Atlanta, GA                         2                408,819               Bulk Warehouse                April 19, 2000
Atlanta, GA                         1                 32,000              Light Industrial               May 10, 2000
Philadelphia, PA                    1                 81,071                  R&D Flex                   June 6, 2000
Hartford, CT                        11               619,191            Lt. Industrial/Bulk              June 8, 2000
                                                                         Whse/Manufacturing
Long Island, NY                     1                325,000               Bulk Warehouse                June 21, 2000
Louisville, KY                      1                532,400               Bulk Warehouse                June 26, 2000
Harrisburg, PA                      1                 38,668              Light Industrial               June 27, 2000
St. Louis, MO                       1                 46,481              Light Industrial               June 29, 2000
Detroit, MI                         2                 58,650             Light Industrial                June 29, 2000
Detroit, MI                         1                 47,700             Regional Warehouse              June 29, 2000
Detroit, MI                         1                 42,360              Light Industrial               June 29, 2000
St. Louis, MO                       1                 60,708              Light Industrial               June 30, 2000
Phoenix, AZ                         4                437,376      R&D Flex/Bulk Whse/Regional Whse       August 4, 2000
Cincinnati, OH                      5                111,375              Light Industrial               August 10, 2000
Cleveland, OH                       5                169,116              Light Industrial               August 10, 2000
Long Island, NY                     1                 15,000              Light Industrial               August 16, 2000
Columbus, OH                        1                 57,255              Light Industrial               August 30, 2000
Denver, CO                          2                110,730                  R&D Flex                   September 26, 2000
Long Island, NY                     1                 25,401              Light Industrial               October 10, 2000
Detroit, MI                         1                180,986               Bulk Warehouse                October 20, 2000
Detroit, MI                         1                 12,612              Light Industrial               October 23, 2000
Denver, CO                          5                 97,861         Light Industrial/R&D Flex           October 30, 2000
Chicago, IL                         1                 84,956              Light Industrial               November 20, 2000
St. Louis, MO                       1                 49,600              Light Industrial               November 20, 2000
Phoenix, AZ                         1                 98,052             Regional Warehouse              November 21, 2000
Long Island, NY                     32             3,266,434       Lt. Ind/R&D Flex/Bulk Whse/Reg.       November 30, 2000
                                                                             Whse/Manuf.
Grand Rapids, MI                    1                 66,505              Light Industrial               December 1, 2000
Detroit, MI                         1                 12,612              Light Industrial               December 6, 2000
Detroit, MI                         1                 12,200              Light Industrial               December 13, 2000
Long Island, NY                     1                 58,850             Regional Warehouse              December 19, 2000
Minneapolis, MN                     1                124,800               Bulk Warehouse                December 20, 2000
Minneapolis, MN                     2                194,040               Manufacturing                 December 20, 2000
Northern New Jersey                 1                 20,440              Light Industrial               December 24, 2000
Clarion, IA                         1                126,900               Bulk Warehouse                December 28, 2000
Northern New Jersey                 1                 13,580              Light Industrial               December 29, 2000
Green Bay, WI                       1                 25,254              Light Industrial               December 29, 2000
Portland, OR                        1                 49,624              Light Industrial               December 29, 2000
Chicago, IL                         1                319,506               Bulk Warehouse                December 29, 2000
                                -----------    --------------
                                   109             9,605,512
                                ===========    ==============

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

                                PROPERTY LISTING


                               LOCATION                   YEAR BUILT                     LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE   ENCUMBRANCES   -RENOVATED   BUILDING TYPE      (ACRES)      GLA        12/31/00
      ----------------        ----------   ------------   ----------   -------------      -------      ---        --------
ATLANTA
4250 River Green Parkway      Duluth, GA         (b)        1988       R&D/Flex              2.14     28,942       100%
3400 Corporate Parkway        Duluth, GA         (b)        1987       Light Industrial      3.73     59,959       81%
3450 Corporate Parkway        Duluth, GA         (b)        1988       R&D/Flex              2.38     37,346       64%
3500 Corporate Parkway        Duluth, GA         (b)        1991       R&D/Flex              2.80     44,242       100%
3425 Corporate Parkway        Duluth, GA         (b)        1990       R&D/Flex              3.49     42,978       100%
1650 GA Highway 155           McDonough, GA                 1991       Bulk Warehouse       12.80    228,400       100%
14101 Industrial Park Blvd.   Covington, GA                 1984       Light Industrial      9.25     92,160       100%
801-804 Blacklawn Road        Conyers, GA                   1982       Bulk Warehouse        6.67    111,185       100%
1665 Dogwood Drive            Conyers, GA                   1973       Manufacturing         9.46    198,000       100%
1715 Dogwood Drive            Conyers, GA                   1973       Manufacturing         4.61    100,000       100%
11235 Harland Drive           Covington, GA                 1988       Light Industrial      5.39     32,361       100%
700 Westlake Parkway          Atlanta, GA                   1990       Light Industrial      3.50     56,400       70%
800 Westlake Parkway          Atlanta, GA                   1991       Bulk Warehouse        7.40    132,400       100%
4050 Southmeadow Parkway      Atlanta, GA                   1991       Reg. Warehouse        6.60     87,328       100%
4051 Southmeadow Parkway      Atlanta, GA                   1989       Bulk Warehouse       11.20    171,671       100%
4071 Southmeadow Parkway      Atlanta, GA                   1991       Bulk Warehouse       17.80    209,918       100%
4081 Southmeadow Parkway      Atlanta, GA                   1989       Bulk Warehouse       12.83    254,172       100%
1875 Rockdale Industrial
Blvd.                         Conyers, GA                   1966       Manufacturing         5.70    121,600       100%
3312 N. Berkeley Lake Road    Duluth, GA                    1969       Bulk Warehouse       52.11  1,040,296       100%
370 Great Southwest Pkway(l)  Atlanta, GA                   1986       Light Industrial      8.06    150,536       66%
955 Cobb Place                Kennesaw, GA                  1991       Reg. Warehouse        8.73     97,518       100%
1640 Sands Place              Marietta, GA                  1977       Light Industrial      1.97     35,425       57%
7000 Highland Parkway         Smyrna, GA                    1998       Bulk Warehouse       10.00    123,808       100%
2084 Lake Industrial Court    Conyers, GA                   1998       Bulk Warehouse       13.74    180,000       100%
2039 Monier Blvd              Lithia Springs, GA            1999       Bulk Warehouse       10.00    110,000       55%
1005 Sigman Road              Conyers, GA                   1986       Bulk Warehouse        9.12    127,338       100%
2050 East Park Drive          Conyers, GA                   1998       Reg. Warehouse        5.46     90,289       100%
1003 Sigman Road              Conyers, GA                   1996       Bulk Warehouse       11.30    123,457       100%
201 Greenwood                 McDonough, GA                 1999       Bulk Warehouse       39.00    800,000       100%
220 Greenwood                 McDonough, GA                 2000       Bulk Warehouse       26.69    504,000       100%
                                                                                                   ----------     -------
                                                                       SUBTOTAL OR AVERAGE         5,391,729       97%
                                                                                                   ----------     -------
BALTIMORE
3431 Benson                   Baltimore, MD                 1988       Light Industrial      3.48     60,227       100%
1801 Portal                   Baltimore, MD                 1987       Light Industrial      3.72     57,600       100%
1811 Portal                   Baltimore, MD                 1987       Light Industrial      3.32     60,000       100%
1831 Portal                   Baltimore, MD                 1990       Light Industrial      3.18     46,522       100%
1821 Portal                   Baltimore, MD                 1986       Light Industrial      4.63     86,234       92%
1820 Portal                   Baltimore, MD      (h)        1982       Bulk Warehouse        6.55    171,000       100%
6615 Tributary                Baltimore, MD                 1987       Light Industrial      4.36     65,860       68%
7340 Executive                Frederick, MD                 1988       R&D/Flex              9.38     78,418       94%
4845 Governers Way            Frederick, MD                 1988       Light Industrial      5.47     83,064       98%
8900 Yellow Brick Road        Baltimore, MD                 1982       Light Industrial      5.80     60,000       100%
7476 New Ridge                Hanover, MD                   1987       Light Industrial     18.00     71,866       93%
1328 Charwood Road            Hanover, MD                   1986       Bilk Warehouse        9.00    150,500       83%
8779 Greenwood Place          Savage, MD                    1978       Bulk Warehouse        8.00    142,140       100%
1350 Blair Drive              Odenton, MD                   1991       Light Industrial      2.86     29,317       100%
1360 Blair Drive              Odenton, MD                   1991       Light Industrial      4.19     42,985       90%
1370 Blair Drive              Odenton, MD                   1991       Light Industrial      5.15     52,910       100%
                                                                                                   ----------     -------
                                                                       SUBTOTAL OR AVERAGE         1,258,643       96%
                                                                                                   ----------     -------
BATON ROUGE
11200 Industriplex Blvd.      Baton Rouge, LA               1986       Light Industrial      3.00     42,355       100%
11441 Industriplex Blvd.      Baton Rouge, LA               1987       Light Industrial      2.40     35,596       100%
11301 Industriplex Blvd.      Baton Rouge, LA               1985       Light Industrial      2.50     38,396       80%
6565 Exchequer Drive          Baton Rouge, LA               1986       Bulk Warehouse        5.30    108,800       100%
                                                                                                   ----------     -------
                                                                       SUBTOTAL OR AVERAGE           225,147       97%
                                                                                                   ----------     -------
CENTRAL PENNSYLVANIA
1214-B Freedom Road           Cranberry, PA                 1982       Reg. Warehouse        5.99     32,779       100%
401 Russell Drive             Middletown, PA                1990       Reg. Warehouse        5.20     52,800        0%
2700 Commerce Drive           Middletown, PA                1990       Reg. Warehouse        3.60     32,000       100%
2701 Commerce Drive           Middletown, PA                1989       Light Industrial      6.40     48,000       100%
2780 Commerce Drive           Middletown, PA                1989       Light Industrial      2.00     21,600       29%
7125 Grayson Road             Harrisburg, PA                1991       Bulk Warehouse       17.17    300,000       100%
7253 Grayson Road             Harrisburg, PA                1990       Bulk Warehouse       12.42    198,386       96%
5020 Louise Drive             Mechanicsburg, PA  (a)        1995       Light Industrial      5.06     49,350       100%
7195 Grayson Road             Harrisburg, PA     (a)        1994       Bulk Warehouse        6.02    100,000       100%



                               LOCATION                   YEAR BUILT                     LAND AREA            OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE   ENCUMBRANCES   -RENOVATED   BUILDING TYPE      (ACRES)      GLA      12/31/00
      ----------------        ----------   ------------   ----------   -------------      -------      ---      --------
CENTRAL PENNSYLVANIA (cont.)
400 First Street              Middletown, PA               1963/96     Bulk Warehouse       14.88    167,500       100%
401 First Street              Middletown, PA               1963/96     Bulk Warehouse       43.55    490,140       100%
500 Industrial Lane           Middletown, PA               1970/96     Bulk Warehouse       10.29    115,890       100%
600 Hunter Lane               Middletown, PA                1996       Bulk Warehouse       14.77    216,387       100%
300 Hunter Lane               Middletown, PA                1996       Bulk Warehouse       16.71    321,333       100%
Fruehauf Building #6          Middletown, PA                1998       Bulk Warehouse        0.00    242,824       100%
3380 Susquehanna Trail North  York, PA                      1990       Bulk Warehouse       10.00    112,500       100%
495 East Locust Lane          York, PA                      1993       Bulk Warehouse       15.00    200,000       100%
350 Old Silver Spring Road    Mechanicsburg, PA             1968       Light Industrial     20.00    264,120       100%
4500 Westport Drive           Mechanicsburg, PA             1996       Bulk Warehouse       11.20    178,600       100%
10 Weaver Road                Denver, PA                    1974       Bulk Warehouse       85.00    623,832       100%
571 Independence Drive        Mechanicsburg, PA             1999       Bulk Warehouse       17.60    378,000       100%
125 East Kensinger Drive      Cranberry Township, PA        2000       Reg. Warehouse       13.00     70,000       100%

                                                                                                   ----------     -------
                                                                       SUBTOTAL OR AVERAGE          4,216,041       98%
                                                                                                   ----------     -------
CHICAGO
720-730 Landwehr Road         Northbrook, IL     (b)        1978       Light Industrial      4.29     66,912       100%
3170-3190 MacArthur
Boulevard                     Northbrook, IL     (b)        1978       Light Industrial      2.14     41,423       100%
20W201 101st Street           Lemont, IL         (b)        1988       Bulk Warehouse        8.72    160,200       100%
280-296 Palatine Road         Wheeling, IL       (b)        1978       Bulk Warehouse        4.67     90,833       87%
2300 Hammond Drive            Schaumburg, IL                1970       Light Industrial      4.13     77,000       100%
6500 North Lincoln Avenue     Lincolnwood, IL              1965/88     Light Industrial      2.52     61,548       100%
3600 West Pratt Avenue        Lincolnwood, IL              1953/88     Bulk Warehouse        6.35    204,679       87%
917 North Shore Drive         Lake Bluff, IL                1974       Light Industrial      4.27     84,575       100%
6750 South Sayre Avenue       Bedford Park, IL              1975       Light Industrial      2.51     63,383       100%
585 Slawin Court              Mount Prospect, IL            1992       R&D/Flex              3.71     38,150       100%
2300 Windsor Court            Addison, IL                   1986       Bulk Warehouse        6.80    105,100       100%
3505 Thayer Court             Aurora, IL                    1989       Light Industrial      4.60     64,220       100%
3600 Thayer Court             Aurora, IL                    1989       Light Industrial      6.80     66,958       100%
736-776 Industrial Drive      Elmhurst, IL                  1975       Light Industrial      3.79     80,180       100%
480 East 14th St.             Chicago Heights, IL           1958       Bulk Warehouse       11.66    284,135       100%
305-311 Era Drive             Northbrook, IL                1978       Light Industrial      1.82     27,549       100%
700-714 Landwehr Road         Northbrook, IL                1978       Light Industrial      1.99     41,835       100%
4330 South Racine Avenue      Chicago, IL                   1978       Manufacturing         5.57    168,000       100%
13040 S. Crawford Avenue      Alsip, IL                     1976       Bulk Warehouse       15.12    400,076       100%
12241 Melrose Street          Franklin Park, IL             1969       Light Industrial      2.47     77,301       100%
3150-3160 MacArthur
Boulevard                     Northbrook, IL     (a)        1978       Light Industrial      2.14     41,780       100%
365 North Avenue              Carol Stream, IL   (a)        1969       Bulk Warehouse       28.65    225,000       100%
2942 MacArthur Boulevard      Northbrook, IL     (a)        1979       R&D/Flex              3.12     49,730       100%
305-307 East North Avenue     Carol Stream, IL   (a)        1999       Reg. Warehouse        0.00     50,000       65%
12301-12325 S. Laramie
Avenue                        Alsip, IL                     1975       Bulk Warehouse        8.83    204,586       100%
6300 Howard                   Niles, IL                    1956/64     Manufacturing        19.50    364,000       100%
301 Hintz                     Wheeling, IL                  1960       Manufacturing         2.51     43,636       100%
301 Alice                     Wheeling, IL                  1965       Light Industrial      2.88     65,450       100%
410 West 169th Street         South Holland, IL             1974       Bulk Warehouse        6.40    151,436       100%
11939 South Central Avenue    Alsip, IL                     1972       Bulk Warehouse       12.60    320,171       100%
405 East Shawmut              LaGrange, IL                  1965       Light Industrial      3.39     59,075       100%
1010-50 Sesame Street         Bensenville, IL    (e)        1976       Manufacturing         8.00    252,000       100%
5555 West 70th Place          Bedford Park, IL              1973       Manufacturing         2.50     41,531       100%
3200-3250 South St. Louis (l) Chicago, IL                   1968       Light Industrial      8.66     74,685       100%
3110-3130 South St. Louis     Chicago, IL                   1968       Light Industrial      4.00     23,254       100%
7301 South Hamlin             Chicago, IL                  1975/86     Light Industrial      1.49     56,017       43%
7401 South Pulaski            Chicago, IL                  1975/86     Bulk Warehouse        5.36    213,670       79%
3900 West 74th Street         Chicago, IL                  1975/86     Reg. Warehouse        2.13     66,000        0%
7501 South Pulaski            Chicago, IL                  1975/86     Bulk Warehouse        3.88    159,728       100%
385 Fenton Lane               West Chicago, IL              1990       Bulk Warehouse        6.79    182,000       100%
335 Crossroad Parkway         Bolingbrook, IL               1996       Bulk Warehouse       12.86    288,000       100%
10435 Seymour Avenue          Franklin Park, IL             1967       Light Industrial      1.85     53,500       43%
905 Paramount                 Batavia, IL                   1977       Light Industrial      2.60     60,000       100%
1005 Paramount                Batavia, IL                   1978       Light Industrial      2.50     64,574       100%
34-45 Lake Street             Northlake, IL                 1978       Bulk Warehouse        5.71    124,804       100%
2120-24 Roberts               Broadview, IL                 1960       Light Industrial      2.30     60,009       52%
4309 South Morgan Street      Chicago, IL                   1975       Manufacturing         6.91    200,000       49%
405-17 University Drive       Arlington Hgts, IL            1977       Light Industrial      2.42     56,400       100%
3575 Stern Avenue             St. Charles, IL              1979/84     Reg. Warehouse        2.73     68,728       100%
3810 Stern Avenue             St. Charles, IL               1985       Reg. Warehouse        4.67    100,074       100%
3645 Swenson Avenue           St. Charles, IL               1981       Light Industrial      3.27     42,547       34%
315 Kirk Road                 St. Charles, IL            1969/93/95    Bulk Warehouse       12.42    299,176       100%
550 Business Center Drive     Mount Prospect, IL            1984       Light Industrial      2.26     34,596       100%
700 Business Center Drive     Mount Prospect, IL            1980       Light Industrial      3.12     34,800       100%
555 Business Center Drive     Mount Prospect, IL            1981       Light Industrial      2.96     31,175       100%
800 Business Center Drive     Mount Prospect, IL           1988/99     Light Industrial      5.40     81,610       100%


                               LOCATION                   YEAR BUILT                     LAND AREA            OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE   ENCUMBRANCES   -RENOVATED   BUILDING TYPE      (ACRES)      GLA      12/31/00
      ----------------        ----------   ------------   ----------   -------------      -------      ---      --------

CHICAGO, (cont.)
580 Slawin Court              Mount Prospect, IL            1985       Light Industrial      2.08     30,225        100%
1150 Feehanville              Mount Prospect, IL            1983       Light Industrial      2.74     33,600        100%
851 Feehanville               Mount Prospect, IL            1983       Light Industrial      2.87     34,875        100%
1200 Business Center Drive    Mount Prospect, IL          1988/2000    Light Industrial      6.68    106,000         76%
1331 Business Center Drive    Mount Prospect, IL            1985       Light Industrial      3.12     30,380        100%
1601 Feehanville Drive        Mount Prospect, IL          1986/2000    R&D/Flex              6.07     64,080         76%
3627 Stern Avenue             St. Charles, IL               1979       Light Industrial      1.84     30,000        100%
902 Feehanville Drive         Mount Prospect, IL            1983       Light Industrial      3.61     49,853        100%
1661 Feehanville Drive        Mount Prospect, IL            1986       R&D/Flex              6.89     85,955         99%
                                                                                                   ----------     -------
                                                                       SUBTOTAL OR AVERAGE         6,912,767       94%
                                                                                                   ----------     -------

CINCINNATI
9900-9970 Princeton           Cincinnati, OH     (c)        1970       Bulk Warehouse       10.64    185,580       82%
2940 Highland Avenue          Cincinnati, OH     (c)       1969/74     Bulk Warehouse       17.08    502,000       95%
4700-4750 Creek Road          Blue Ash, OH       (c)        1960       Light Industrial     15.32    265,000       97%
12072 Best Place              Springboro, OH                1984       Bulk Warehouse        7.80    112,500       100%
901 Pleasant Valley Drive     Springboro, OH                1984       Light Industrial      7.70     69,220       100%
4440 Mulhauser Road           Cincinnati, OH                1999       Bulk Warehouse       15.26    240,000       100%
4434 Mulhauser Road           Cincinnati, OH                1999       Bulk Warehouse       25.00    140,800       45%
9449 Glades Road              Hamilton, OH                  1999       Bulk Warehouse        7.40    168,000       100%
                                                                                                   ----------     -------
                                                                       SUBTOTAL OR AVERAGE         1,683,100       92%
                                                                                                   ----------     -------

CLEVELAND
6675 Parkland Boulevard       Solon, OH                     1991       R&D/Flex             10.41    102,500       100%
                                                                                                   ----------     -------
                                                                       SUBTOTAL OR AVERAGE           102,500       100%
                                                                                                   ----------     -------

COLUMBUS
3800 Lockbourne Industrial
Pky                           Columbus, OH                  1986       Bulk Warehouse       22.12    404,734       100%
3880 Groveport Road           Obetz, OH                     1986       Bulk Warehouse       43.41    705,600       100%
1819 North Walcutt Road       Columbus, OH                  1973       Bulk Warehouse       11.33    243,000       69%
4300 Cemetery Road            Hilliard, OH                  1968       Manufacturing        62.71    255,470       100%
4115 Leap Road   (l)          Hilliard, OH                  1977       R&D/Flex             18.66    217,612       100%
3300 Lockbourne               Columbus, OH                  1964       Bulk Warehouse       17.00    300,200       100%
                                                                                                   ----------     -------
                                                                       SUBTOTAL OR AVERAGE         2,126,616       96%
                                                                                                   ----------     -------

DALLAS/FORT WORTH
1275-1281 Roundtable Drive    Dallas, TX                    1966       Light Industrial      1.75     30,642       100%
2406-2416 Walnut Ridge        Dallas, TX                    1978       Light Industrial      1.76     44,000       100%
12750 Perimeter Drive         Dallas, TX                    1979       Bulk Warehouse        6.72    178,200       100%
1324-1343 Roundtable Drive    Dallas, TX                    1972       Light Industrial      2.09     47,000       100%
1405-1409 Avenue II East      Grand Prairie, TX             1969       Light Industrial      1.79     36,000       100%
2651-2677 Manana              Dallas, TX                    1966       Light Industrial      2.55     82,229       100%
2401-2419 Walnut Ridge        Dallas, TX                    1978       Light Industrial      1.20     30,000       100%
4248-4252 Simonton            Farmers Ranch, TX             1973       Bulk Warehouse        8.18    205,693       100%
900-906 Great Southwest Pkwy  Arlington, TX                 1972       Light Industrial      3.20     69,761       100%
2179 Shiloh Road              Garland, TX                   1982       Reg. Warehouse        3.63     65,700       100%
2159 Shiloh Road              Garland, TX                   1982       R&D/Flex              1.15     20,800       100%
2701 Shiloh Road              Garland, TX                   1981       Bulk Warehouse        8.20    214,650       100%
12784 Perimeter Drive (m)     Dallas, TX                    1981       Light Industrial      4.57     95,671       83%
3000 West Commerce            Dallas, TX                    1980       Manufacturing        11.23    128,478       100%
3030 Hansboro                 Dallas, TX                    1971       Bulk Warehouse        3.71    100,000       100%
5222 Cockrell Hill            Dallas, TX                    1973       Manufacturing         4.79     96,506       100%
405-407 113th                 Arlington, TX                 1969       Light Industrial      2.75     60,000       50%
816 111th Street              Arlington, TX                 1972       Light Industrial      2.89     65,000       100%
1017-25 Jacksboro Highway     Fort Worth, TX                1970       Light Industrial      1.49     30.000       100%
7341 Dogwood Park             Richland Hills, TX            1973       Light Industrial      1.09     20,000       100%
7427 Dogwood Park             Richland Hills, TX            1973       Light Industrial      1.60     27,500       100%
7348-54 Tower Street          Richland Hills, TX            1978       Light Industrial      1.09     20,063       50%
7370 Dogwood Park             Richland Hills, TX            1987       Light Industrial      1.18     18,500       100%
7339-41 Tower Street          Richland Hills, TX            1980       Light Industrial      0.95     17,600       100%
7437-45 Tower Street          Richland Hills, TX            1977       Light Industrial      1.16     20,000       100%
7331-59 Airport Freeway       Richland Hills, TX            1987       R&D/Flex              2.63     37,800       100%
7338-60 Dogwood Park          Richland Hills, TX            1978       R&D/Flex              1.51     26,275       100%
7450-70 Dogwood Park          Richland Hills, TX            1985       Light Industrial      0.88     18,000       100%
7423-49 Airport Freeway       Richland Hills, TX            1985       R&D/Flex              2.39     33,812       80%
7400 Whitehall Street         Richland Hills, TX            1994       Light Industrial      1.07     22,867       95%
1602-1654 Terre Colony        Dallas, TX                    1981       Bulk Warehouse        5.72    130,949       100%
3330 Duncanville Road         Dallas, TX                    1987       Reg. Warehouse        2.20     50,560       100%
2001 110th Street             Grand Prairie, TX            1973/93     Reg. Warehouse        3.50     74,106       100%
6851-6909 Snowden Road        Fort Worth, TX               1985/86     Bulk Warehouse       13.00    281,200       100%
2351-2355 Merritt Drive       Garland, TX                   1986       R&D/Flex              5.00     16,740       100%
10575 Vista Park              Dallas, TX                    1988       Reg. Warehouse        2.10     37,252       100%
701-735 North Plano Road      Richardson, TX               1972/94     Bulk Warehouse        5.78    100,065       100%
2259 Merritt Drive            Garland, TX                   1986       R&D/Flex              1.90     16,740       100%



                               LOCATION                  YEAR BUILT                      LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE  ENCUMBRANCES   -RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/00
      ----------------        ----------  ------------    ---------   -------------       -------      ---        --------
DALLAS/FORT WORTH, (cont.)
2260 Merritt Drive            Garland, TX                  1986/99     Reg. Warehouse        3.70     62,847       100%
2220 Merritt Drive            Garland, TX                 1986/2000    Reg. Warehouse        3.90     70,390       100%
2010 Merritt Drive            Garland, TX                   1986       Reg. Warehouse        2.80     57,392       100%
2363 Merritt Drive            Garland, TX                   1986       R&D/Flex              0.40     12,300       100%
2447 Merritt Drive            Garland, TX                   1986       R&D/Flex              0.40     12,300       100%
2465-2475 Merritt Drive       Garland, TX                   1986       R&D/Flex              0.50     16,740       100%
2485-2505 Merritt Drive       Garland, TX                   1986       Bulk Warehouse        5.70    108,550       100%
17919 Waterview Parkway       Dallas, TX                    1987       Reg. Warehouse        4.88     70,936       100%
4201 Highway 75 North         Sherman, TX                   1986       Bulk Warehouse       25.00    100,578       100%
2425 East Pioneer Drive       Irving, TX                    1987       Reg. Warehouse        6.60     94,618       100%
1350 Avenue South             Grand Prairie, TX             1987       Bulk Warehouse        5.80    120,003       100%
                                                                                                   ----------     -------
                                                                       SUBTOTAL OR AVERAGE         3,297,013       99%
                                                                                                   ----------     -------

DAYTON
6094-6104 Executive
Boulevard                     Huber Heights, OH             1975       Light Industrial      3.33     43,200       70%
6202-6220 Executive
Boulevard                     Huber Heights, OH             1996       Light Industrial      3.79     64,000       100%
6268-6294 Executive
Boulevard                     Huber Heights, OH             1989       Light Industrial      4.03     60,800       100%
5749-5753 Executive
Boulevard                     Huber Heights, OH             1975       Light Industrial      1.15     12,000       100%
6230-6266 Executive
Boulevard                     Huber Heights, OH             1979       Light Industrial      5.30     84,000       100%
2200-2224 Sandridge Road      Moraine, OH                   1983       Light Industrial      2.96     58,746       100%
8119-8137 Uehling Lane        Dayton, OH                    1978       R&D/Flex              1.15     20,000       100%
                                                                                                   ----------     -------
                                                                       SUBTOTAL OR AVERAGE           342,746       96%
                                                                                                   ----------     -------

DENVER
7100 North Broadway - Bldg. 1 Denver, CO                    1978       Light Industrial     16.80     32,269       89%
7100 North Broadway - Bldg. 2 Denver, CO                    1978       Light Industrial     16.90     32,500       96%
7100 North Broadway - Bldg. 3 Denver, CO                    1978       Light Industrial     11.60     22,259       97%
7100 North Broadway - Bldg. 5 Denver, CO                    1978       Light Industrial     15.00     28,789       100%
7100 North Broadway - Bldg. 6 Denver, CO                    1978       Light Industrial     22.50     38,255       84%
20100 East 32nd Avenue
Parkway                       Aurora, CO                    1997       R&D/Flex              4.10     51,300       96%
15700 - 15820 West 6th
Avenue                        Golden, CO                    1978       Light Industrial      1.92     52,767       96%
15850-15884 West 6th Avenue   Golden, CO                    1978       Light Industrial      1.92     31,856       88%
5454 Washington               Denver, CO                    1985       Light Industrial      4.00     34,740       100%
525 East 70th Street          Denver, CO                    1980       Light Industrial      5.18     12,000       100%
565 East 70th Street          Denver, CO                    1980       Light Industrial      5.18     29,990       100%
605 East 70th Street          Denver, CO                    1980       Light Industrial      5.18     34,000       100%
625 East 70th Street          Denver, CO                    1980       Light Industrial      5.18     24,000       100%
665 East 70th Street          Denver, CO                    1980       Light Industrial      5.18     24,000       100%
700 West 48th Street          Denver, CO                    1984       Light Industrial      5.40     53,431       100%
702 West 48th Street          Denver, CO                    1984       Light Industrial      5.40     23,820       78%
800 East 73rd                 Denver, CO                    1984       R&D/Flex              4.50     49,360       100%
850 East 73rd                 Denver, CO                    1984       R&D/Flex              4.50     38,962       82%
6425 North Washington         Denver, CO                    1983       R&D/Flex              4.05     82,120       90%
3370 North Peoria Street      Aurora, CO                    1978       R&D/Flex              1.64     25,520       78%
3390 North Peoria Street      Aurora, CO                    1978       R&D/Flex              1.46     22,699       100%
3508-3538 North Peoria
Street                        Aurora, CO                    1978       R&D/Flex              2.61     40,653       100%
3568 North Peoria Street      Aurora, CO                    1978       R&D/Flex              2.24     34,937       91%
4785 Elati                    Denver, CO                    1972       Light Industrial      3.34     34,777       87%
4770 Fox Street               Denver, CO                    1972       Light Industrial      3.38     26,565       100%
1550 West Evans               Denver, CO                    1975       Light Industrial      3.92     78,788       96%
3751 - 71 Revere Street       Denver, CO                    1980       Reg. Warehouse        2.41     55,027       100%
3871 Revere Street            Denver, CO                    1980       Reg. Warehouse        3.19     75,265       100%
5454 Havana Street            Denver, CO                    1980       R&D/Flex              2.68     42,504       100%
5500 Havana Street            Denver, CO                    1980       R&D/Flex              2.19     34,776       100%
4570 Ivy Street               Denver, CO                    1985       Light Industrial      1.77     31,355       57%
5855 Stapleton Drive North    Denver, CO                    1985       Light Industrial      2.33     41,268       100%
5885 Stapleton Drive North    Denver, CO                    1985       Light Industrial      3.05     53,893       100%
5200-5280 North Broadway      Denver, CO                    1977       Light Industrial      1.54     31,780       100%
5977-5995 North Broadway      Denver, CO                    1978       Light Industrial      4.96     50,280       100%
2952-5978 North Broadway      Denver, CO                    1978       Light Industrial      7.91     88,977       100%
6400 North Broadway           Denver, CO                    1982       Light Industrial      4.51     69,430       100%
875 Parfet Street             Lakewood, CO                  1975       Light Industrial      3.06     49,216       100%
4721 Ironton Street           Denver, CO                    1969       R&D/Flex              2.84     51,260       100%
833 Parfet Street             Lakewood, CO                  1974       R&D/Flex              2.57     24,800       77%
11005 West 8th Avenue         Lakewood, CO                  1974       Light Industrial      2.57     25,672       100%
7100 North Broadway - 7       Denver, CO                    1985       R&D/Flex              2.30     24,822       89%
7100 North Broadway - 8       Denver, CO                    1985       R&D/Flex              2.30      9,107       77%
6804 East 48th Avenue         Denver, CO                    1973       R&D/Flex              2.23     46,464       100%
445 Bryant Street             Denver, CO                    1960       Light Industrial      6.31    292,472       83%
East 47th Drive -A            Denver, CO                    1997       R&D/Flex              3.00     51,200       100%
7025 South Revere Parkway     Denver, CO                    1997       R&D/Flex              3.20     59,270       100%
9500 W. 49th Street - A       Wheatridge, CO                1997       Light Industrial      1.74     19,217       100%
9500 W. 49th Street - B       Wheatridge, CO                1997       Light Industrial      1.74     16,441       100%


                                LOCATION                 YEAR BUILT                      LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS         CITY/STATE  ENCUMBRANCES  -RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/00
      ----------------         ----------  ------------   ---------   -------------       -------      ---        --------

DENVER (cont.)
9500 W. 49th Street - C        Wheatridge, CO               1997      R&D/Flex               1.74     29,174       100%
9500 W. 49th Street - D        Wheatridge, CO               1997      Light Industrial       1.74     41,615       46%
8100 South Park Way - A        Littleton, CO                1997      R&D/Flex               3.33     52,581       100%
8100 South Park Way - B        Littleton, CO                1984      R&D/Flex               0.78     12,204       100%
8100 South Park Way - C        Littleton, CO                1984      Light Industrial       4.28     67,520       100%
451-591 East 124th Avenue      Littleton, CO                1979      Light Industrial       4.96     59,711       100%
14100 East Jewell              Aurora, CO                   1980      R&D/Flex               3.67     58,553       95%
14190 East Jewell              Aurora,  CO                  1980      R&D/Flex               1.84     29,442       100%
608 Garrison Street            Lakewood, CO                 1984      R&D/Flex               2.17     25,075       89%
610 Garrison Street            Lakewood, CO                 1984      R&D/Flex               2.17     24,965       61%
1111 West Evans (A&C)          Denver, CO                   1986      Light Industrial       2.00     36,894       100%
1111 West Evans (B)            Denver, CO                   1986      Light Industrial       0.50      4,725       100%
15000 West 6th Avenue          Golden, CO                   1985      R&D/Flex               5.25     69,279       100%
14998 West 6th Avenue
Building E                     Golden, CO                   1995      R&D/Flex               2.29     42,832       100%
14998 West 6th Avenue
Building F                     Englewood, CO                1995      R&D/Flex               2.29     20,424       100%
12503 East Euclid Drive        Denver, CO                   1986      R&D/Flex              10.90     97,871       77%
6547 South Racine Circle       Englewood, CO                1996      Light Industrial       3.92     59,918       100%
7800 East Iliff Avenue         Denver, CO                   1983      R&D/Flex               3.06     22,296       100%
2369 South Trenton Way         Denver, CO                   1983      R&D/Flex               4.80     33,108       100%
2370 South Trenton Way         Denver, CO                   1983      R&D/Flex               3.27     22,735       100%
2422 South Trenton Way         Denver, CO                   1983      R&D/Flex               3.94     27,413       100%
2452 South Trenton Way         Denver, CO                   1983      R&D/Flex               6.78     47,931       100%
651 Topeka Way                 Denver, CO                   1985      R&D/Flex               4.53     24,000       100%
680 Atchinson Way              Denver, CO                   1985      R&D/Flex               4.53     24,000       83%
8122 South Park Lane - A       Littleton, CO                1986      R&D/Flex               5.09     43,987       94%
8122 South Park Lane -  B      Littleton, CO                1986      Light Industrial       2.28     20,389       100%
1600 South Abilene             Aurora, CO                   1986      R&D/Flex               3.53     47,930       100%
1620 South Abilene             Aurora, CO                   1986      Light Industrial       2.04     27,666       100%
1640 South Abilene             Aurora, CO                   1986      Light Industrial       2.80     37,948       100%
13900 East Florida Avenue      Aurora, CO                   1986      R&D/Flex               1.44     19,493       100%
4301 South Federal Boulevard   Englewood, CO                1997      Reg. Warehouse         2.80     35,381       100%
14401-14492 East 33rd Place    Aurora, CO                   1979      Bulk Warehouse         4.75    100,100       100%
11701 East 53rd Avenue         Denver, CO                   1985      Reg. Warehouse         4.19     81,981       100%
5401 Oswego Street             Denver, CO                   1985      Reg. Warehouse         2.80     53,838       100%
3811 Joliet                    Denver, CO                   1977      R&D/Flex              14.24    124,290       100%
2630 West 2nd Avenue           Denver, CO                   1970      Light Industrial       0.50      8,260       100%
2650 West 2nd Avenue           Denver, CO                   1970      Light Industrial       2.80     36,081       100%
14818 West 6th Avenue Bldg. A  Golden, CO                   1985      R&D/Flex               2.54     39,776       100%
14828 West 6th Avenue Bldg. B  Golden, CO                   1985      R&D/Flex               2.54     41,805       91%
12055 E. 49th Ave/4955 Peoria  Denver, CO                   1984      R&D/Flex               3.09     49,575       100%
4940-4950 Paris                Denver, CO                   1984      R&D/Flex               1.58     25,290       100%
4970 Paris                     Denver, CO                   1984      R&D/Flex               0.98     15,767       100%
5010 Paris                     Denver, CO                   1984      R&D/Flex               0.92     14,822       100%
7367 South Revere Parkway      Englewood, CO                1997      Bulk Warehouse         8.50    102,839       100%
10311 W. Hampden Avenue        Lakewood, CO                 1999      Light Industrial       4.40     52,183       57%
9195 6th Avenue                Lakewood, CO                 2000      Light Industrial       1.44     16,500       100%
8200 East Park Meadows Drive(1)Lone Tree, CO                1984      R&D Flex               6.60     90,219       100%
3250 Quentin (l)               Aurora, CO                1984/2000    Light Industrial       8.90    144,464       100%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR AVERAGE          4,369,703       95%
                                                                                                   ----------     -------

DES MOINES
1500 East Washington Avenue    Des Moines, IA               1987      Bulk Warehouse        13.25    192,466       100%
1600 East Washington Avenue    Des Moines, IA               1987      Bulk Warehouse         6.78     81,866       100%
4121 McDonald Avenue           Des Moines, IA               1977      Bulk Warehouse        11.02    177,431       100%
4141 McDonald Avenue           Des Moines, IA               1976      Bulk Warehouse        11.03    263,196       96%
4161 McDonald Avenue           Des Moines, IA               1979      Bulk Warehouse        11.02    164,081       100%
3100 Justin                    Des Moines, IA               1970      Light Industrial       2.16     30,000       70%
3101 104th St.                 Des Moines, IA               1970      Light Industrial       2.16     30,072       73%
3051 104th St.                 Des Moines, IA               1993      Light Industrial       1.08     15,000       100%
2250 Delaware Ave.             Des Moines, IA               1975      Reg. Warehouse         4.20     88,000       78%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR AVERAGE          1,042,112       95%
                                                                                                   ----------     -------
DETROIT
2654 Elliott                   Troy, MI          (b)        1986      R&D/Flex               0.75      9,700       100%
1731 Thorncroft                Troy, MI          (b)        1969      Light Industrial       2.26     38,000       100%
1653 E. Maple                  Troy, MI          (b)        1990      R&D/Flex               1.38     23,392       100%
47461 Clipper                  Plymouth, MI      (b)        1992      Light Industrial       1.10     11,600       100%
47522 Galleon                  Plymouth, MI      (b)        1990      Light Industrial       0.90     13,507       100%
4150 Varsity Drive             Ann Arbor, MI     (b)        1986      Light Industrial       4.32     26,400       100%
238 Executive Drive            Troy, MI                     1973      Light Industrial       1.32     13,740       100%
256 Executive Drive            Troy, MI                     1974      Light Industrial       1.12     11,273       100%
301 Executive Drive            Troy, MI                     1974      Light Industrial       1.27     20,411       100%
449 Executive Drive            Troy, MI                     1975      Reg. Warehouse         2.12     33,001       100%


                               LOCATION                  YEAR BUILT                      LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE  ENCUMBRANCES   -RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/00
      ----------------        ----------  ------------    ---------   -------------       -------      ---        --------
DETROIT (cont.)
501 Executive Drive           Troy, MI                      1984      Light Industrial       1.57     18,061       100%
451 Robbins Drive             Troy, MI                      1975      Light Industrial       1.88     28,401       100%
700 Stephenson Highway        Troy, MI                      1978      R&D/Flex               3.13     29,344       100%
800 Stephenson Highway        Troy, MI                      1979      R&D/Flex               4.39     48,200       100%
1150 Stephenson Highway       Troy, MI                      1982      R&D/Flex               1.70     18,107       100%
1200 Stephenson Highway       Troy, MI                      1980      R&D/Flex               2.65     25,025       100%
1035 Crooks Road              Troy, MI                      1980      Light Industrial       1.74     23,320       100%
1095 Crooks Road              Troy, MI                      1986      R&D/Flex               2.83     35,042       100%
1416 Meijer Drive             Troy, MI                      1980      Light Industrial       1.20     17,944       100%
1624 Meijer Drive             Troy, MI                      1984      Light Industrial       3.42     44,040       100%
1972 Meijer Drive             Troy, MI                      1985      Reg. Warehouse         2.36     37,075       100%
2112 Meijer Drive             Troy, MI                      1980      Reg. Warehouse         4.12     34,558       100%
1621 Northwood Drive          Troy, MI                      1977      Bulk Warehouse         1.54     24,900       100%
1707 Northwood Drive          Troy, MI                      1983      Light Industrial       1.69     28,750       100%
1749 Northwood Drive          Troy, MI                      1977      Bulk Warehouse         1.69     26,125       100%
1788 Northwood Drive          Troy, MI                      1977      Light Industrial       1.55     12,480       100%
1821 Northwood Drive          Troy, MI                      1977      Reg. Warehouse         2.07     35,050       100%
1826 Northwood Drive          Troy, MI                      1977      Light Industrial       1.22     12,480       100%
1864 Northwood Drive          Troy, MI                      1977      Light Industrial       1.55     12,480       100%
1921 Northwood Drive          Troy, MI                      1977      Light Industrial       2.33     42,000       100%
2277 Elliott Avenue           Troy, MI                      1975      Light Industrial       0.96     12,612       100%
2451 Elliott Avenue           Troy, MI                      1974      Light Industrial       1.68     24,331       100%
2730 Research Drive           Rochester Hills, MI           1988      Reg. Warehouse         3.52     57,850       100%
2791 Research Drive           Rochester Hills, MI           1991      Reg. Warehouse         4.48     64,199       100%
2871 Research Drive           Rochester Hills, MI           1991      Reg. Warehouse         3.55     49,543       100%
2911 Research Drive           Rochester Hills, MI           1992      Reg. Warehouse         5.72     80,078       100%
3011 Research Drive           Rochester Hills, MI           1988      Reg. Warehouse         2.55     32,637       100%
2870 Technology Drive         Rochester Hills, MI           1988      Light Industrial       2.41     24,445       100%
2890 Technology Drive         Rochester Hills, MI           1991      Light Industrial       1.76     24,410       100%
2900 Technology Drive         Rochester Hills, MI           1992      Reg. Warehouse         2.15     31,047       100%
2920 Technology Drive         Rochester Hills, MI           1992      Light Industrial       1.48     19,011       100%
2930 Technology Drive         Rochester Hills, MI           1991      Light Industrial       1.41     17,994       100%
2950 Technology Drive         Rochester Hills, MI           1991      Light Industrial       1.48     19,996       100%
2960 Technology Drive         Rochester Hills, MI           1992      Reg. Warehouse         3.83     41,565       100%
23014 Commerce Drive          Farmington Hills, MI          1983      R&D/Flex               0.65      7,200       100%
23028 Commerce Drive          Farmington Hills, MI          1983      Light Industrial       1.26     20,265       100%
23035 Commerce Drive          Farmington Hills, MI          1983      Light Industrial       1.23     15,200       100%
23042 Commerce Drive          Farmington Hills, MI          1983      R&D/Flex               0.75      8,790       100%
23065 Commerce Drive          Farmington Hills, MI          1983      Light Industrial       0.91     12,705       100%
23070 Commerce Drive          Farmington Hills, MI          1983      R&D/Flex               1.43     16,765       100%
23079 Commerce Drive          Farmington Hills, MI          1983      Light Industrial       0.85     10,830       100%
23093 Commerce Drive          Farmington Hills, MI          1983      Reg. Warehouse         3.87     49,040       100%
23135 Commerce Drive          Farmington Hills, MI          1986      Light Industrial       2.02     23,969       100%
23163 Commerce Drive          Farmington Hills, MI          1986      Light Industrial       1.51     19,020       100%
23177 Commerce Drive          Farmington Hills, MI          1986      Light Industrial       2.29     32,127       100%
23206 Commerce Drive          Farmington Hills, MI          1985      Light Industrial       1.30     19,822       100%
23290 Commerce Drive          Farmington Hills, MI          1980      Reg. Warehouse         2.56     42,930       100%
23370 Commerce Drive          Farmington Hills, MI          1980      Light Industrial       0.67      8,741       100%
21477 Bridge Street           Southfield, MI                1986      Light Industrial       3.10     41,500       80%
2965 Technology Drive         Rochester Hills, MI  (a)      1995      Reg. Warehouse         4.92     66,395       100%
1451 East Lincoln Avenue      Madison Heights, MI  (a)      1967      Light Industrial       3.92     75,000       100%
4400 Purks Drive              Auburn Hills, MI     (a)      1987      Light Industrial      13.04    157,100       100%
4177A Varsity Drive           Ann Arbor, MI        (a)      1993      Light Industrial       2.48     11,050       50%
6515 Cobb Drive               Sterling Heights, MI (a)      1984      Light Industrial       2.91     47,597       100%
32450 N. Avis Drive           Madison Heights, MI           1974      Light Industrial       3.23     55,820       100%
32200 N. Avis Drive           Madison Heights, MI           1973      Light Industrial       6.15     88,700       100%
11813 Hubbard                 Livonia, MI                   1979      Light Industrial       1.95     33,300       100%
11866 Hubbard                 Livonia, MI                   1979      Light Industrial       2.32     41,380       100%
12050-12300 Hubbard (1)       Livonia, MI                   1981      Light Industrial       6.10     85,086       88%
38200 Plymouth                Livonia, MI                   1997      Bulk Warehouse        11.43    140,365       100%
38220 Plymouth                Livonia, MI                   1988      Bulk Warehouse        13.14    145,232       100%
38300 Plymouth                Livonia, MI                   1997      Bulk Warehouse         6.95    127,800       100%
12707 Eckles Road             Plymouth, MI                  1990      Light Industrial       2.62     42,300       100%
9300-9328 Harrison Rd.        Romulus, MI                   1978      Light Industrial       2.53     29,286       100%
9330-9358 Harrison Rd.        Romulus, MI                   1978      Light Industrial       2.53     29,280       100%
28420-28448 Highland Rd       Romulus, MI                   1979      Light Industrial       2.53     29,280       100%
28450-28478 Highland Rd       Romulus, MI                   1979      Light Industrial       2.53     29,340       50%
28421-28449 Highland Rd       Romulus, MI                   1980      Light Industrial       2.53     29,285       75%
28451-28479 Highland Rd       Romulus, MI                   1980      Light Industrial       2.53     29,280       88%
28825-28909 Highland Rd       Romulus, MI                   1981      Light Industrial       2.53     29,284       100%
28933-29017 Highland Rd       Romulus, MI                   1982      Light Industrial       2.53     29,280       100%



                               LOCATION                  YEAR BUILT                      LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE  ENCUMBRANCES   -RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/00
      ----------------        ----------  ------------    ---------   -------------       -------      ---        --------
DETROIT (cont.)
28824-28908 Highland Rd       Romulus, MI                   1982      Light Industrial       2.53     29,280       100%
28932-29016 Highland Rd       Romulus, MI                   1982      Light Industrial       2.53     29,280       100%
9710-9734 Harrison Road       Romulus, MI                   1987      Light Industrial       2.22     25,925       100%
9740-9772 Harrison Road       Romulus, MI                   1987      Light Industrial       2.53     29,548       100%
9840-9868 Harrison Road       Romulus, MI                   1987      Light Industrial       2.53     29,280       50%
9800-9824 Harrison Road       Romulus, MI                   1987      Light Industrial       2.22     25,620        0%
29265-29285 Airport Drive     Romulus, MI                   1983      Light Industrial       2.05     23,707       100%
29185-29225 Airport Drive     Romulus, MI                   1983      Light Industrial       3.17     36,658       100%
29149-29165 Airport Drive     Romulus, MI                   1984      Light Industrial       2.89     33,440       100%
29101-29115 Airport Drive     Romulus, MI                   1985      R&D/Flex               2.53     29,287       50%
29031-29045 Airport Drive     Romulus, MI                   1985      Light Industrial       2.53     29,280       100%
29050-29062 Airport Drive     Romulus, MI                   1986      Light Industrial       2.22     25,837       100%
29120-29134 Airport Drive     Romulus, MI                   1986      Light Industrial       2.53     29,282       75%
29200-29214 Airport Drive     Romulus, MI                   1985      Light Industrial       2.53     29,282       100%
9301-9339 Middlebelt Road     Romulus, MI                   1983      R&D/Flex               1.29     15,173       100%
26980 Trolley Industrial
Drive                         Taylor, MI                    1997      Bulk Warehouse         5.43     102,400      100%
28055 S. Wick Road            Romulus, MI                   1989      Light Industrial       6.79     42,060       100%
12050-12200 Farmington Road   Livonia, MI                   1973      Light Industrial       1.34     25,470       57%
33200 Capitol Avenue          Livonia, MI                   1977      Light Industrial       2.16     40,000       100%
32975 Capitol Avenue          Livonia, MI                   1978      R&D/Flex               0.99     18,465       100%
2725 S. Industrial Highway    Ann Arbor, MI                 1997      Light Industrial       2.63     37,875       100%
32920 Capitol Avenue          Livonia, MI                   1973      Reg. Warehouse         0.47      8,000       100%
32940 Capitol Avenue          Livonia, MI                   1971      Light Industrial       0.45      8,480        0%
11862 Brookfield Avenue       Livonia, MI                   1972      Light Industrial       0.92     14,600        0%
11923 Brookfield Avenue       Livonia, MI                   1973      Light Industrial       0.76     14,600       100%
11965 Brookfield Avenue       Livonia, MI                   1973      Light Industrial       0.88     14,600       100%
34005 Schoolcraft Road        Livonia, MI                   1981      Light Industrial       1.70     26,100       100%
13405 Stark Road              Livonia, MI                   1980      Light Industrial       0.65      9,750       100%
1170 Chicago Road             Troy, MI                      1983      Light Industrial       1.73     21,500       100%
1200 Chicago Road             Troy, MI                      1984      Light Industrial       1.73     26,210       100%
450 Robbins Drive             Troy, MI                      1976      Light Industrial       1.38     19,050       100%
556 Robbins Drive             Troy, MI                      1974      Light Industrial       0.63      8,760       100%
1230 Chicago Road             Troy, MI                      1996      Reg. Warehouse         2.10     30,120       100%
12886 Westmore Avenue         Livonia, MI                   1981      Light Industrial       1.01     18,000        0%
12898 Westmore Avenue         Livonia, MI                   1981      Light Industrial       1.01     18,000       100%
33025 Industrial Road         Livonia, MI                   1980      Light Industrial       1.02      6,250       100%
2002 Stephenson Highway       Troy, MI                      1986      R&D/Flex               1.42     21,850       100%
47711 Clipper Street          Plymouth Twsp, MI             1996      Reg. Warehouse         2.27     36,926       100%
32975 Industrial Road         Livonia, MI                   1984      Light Industrial       1.19     21,000       100%
32985 Industrial Road         Livonia, MI                   1985      Light Industrial       0.85     12,040       100%
32995 Industrial Road         Livonia, MI                   1983      Light Industrial       1.11     14,280       100%
12874 Westmore Avenue         Livonia, MI                   1984      Light Industrial       1.01     16,000       100%
33067 Industrial Road         Livonia, MI                   1984      Light Industrial       1.11     18,640       100%
1775 Bellingham               Troy, MI                      1987      R&D/Flex               1.88     28,900       100%
1785 East Maple               Troy, MI                      1985      Light Industrial       0.80     10,200       100%
1807 East Maple               Troy, MI                      1984      R&D/Flex               2.15     28,100       100%
9800 Chicago Road             Troy, MI                      1985      Light Industrial       1.09     14,280       100%
1840 Enterprise Drive         Rochester Hills, MI           1990      R&D/Flex               2.42     33,240       100%
1885 Enterprise Drive         Rochester Hills, MI           1990      Light Industrial       1.47     19,604       100%
1935-55 Enterprise Drive      Rochester Hills, MI           1990      R&D/Flex               4.54     53,400       100%
5500 Enterprise Court         Warren, MI                    1989      R&D/Flex               3.93     53,900       100%
5800 Enterprise Court         Warren, MI                    1987      Manufacturing          1.48     17,240       100%
750 Chicago Road              Troy, MI                      1986      Light Industrial       1.54     26,709       100%
800 Chicago Road              Troy, MI                      1985      Light Industrial       1.48     24,340       100%
850 Chicago Road              Troy, MI                      1984      Light Industrial       0.97     16,049       100%
2805 S. Industrial Highway    Ann Arbor, MI                 1990      R&D/Flex               1.70     24,458       100%
6833 Center Drive             Sterling Heights, MI          1998      Reg. Warehouse         4.42     66,132       100%
22731 Newman Street           Dearborn, MI                  1985      R&D/Flex               2.31     48,000       100%
32201 North Avis Drive        Madison Heights, MI           1974      R&D/Flex               4.19     50,000       100%
1100 East Mandoline Road      Madison Heights, MI           1967      Bulk Warehouse         8.19    117,903       100%
30081 Stephenson Highway      Madison Heights, MI           1967      Light Industrial       2.50     50,750       100%
1120 John A. Papalas Drive(m) Lincoln Park, MI              1985      Light Industrial      10.30    120,410       100%
36555 Ecorse                  Romulus, MI                   1998      Bulk Warehouse        18.00    268,800       100%
6340 Middlebelt               Romulus, MI                   1998      Light Industrial      11.03     77,508       100%
4872 S. Lapeer Road           Lake Orion Twsp, MI           1999      Bulk Warehouse         9.58    125,605       100%
775 James L. Hart Parkway     Ypsilanti, MI                 1999      Reg. Warehouse         7.65     55,535       100%
1400 Allen Drive              Troy, MI                      1979      Reg. Warehouse         1.98     27,280       100%
1408 Allen Drive              Troy, MI                      1979      Light Industrial       1.44     19,704       100%
1305 Stephenson Hwy           Troy, MI                      1979      Reg. Warehouse         3.42     47,000       100%
32505 Industrial Drive        Madison Heights, MI           1979      Light Industrial       3.07     47,013       100%
1799-1813 Northfield Drive(1) Rochester Hills, MI           1980      Light Industrial       4.22     67,360       80%
                                                                                                   ----------     -------
                                                                     SUBTOTAL OR AVERAGE           5,545,793       97%
                                                                                                   ----------     -------

                               LOCATION                  YEAR BUILT                      LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE  ENCUMBRANCES   -RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/00
      ----------------        ----------  ------------    ---------   -------------       -------      ---        --------
GRAND RAPIDS
3232 Kraft Avenue             Grand Rapids, MI   (b)        1988      Bulk Warehouse        13.15    216,000       100%
8181 Logistics Drive          Grand Rapids, MI   (b)        1990      Bulk Warehouse        10.00    222,000       100%
5062 Kendrick Court           Grand Rapids, MI   (b)        1987      Manufacturing          2.06     31,750       100%
2 84th Street SW              Byron Center, MI              1986      Light Industrial       3.01     30,000       100%
100 84th Street SW            Byron Center, MI              1979      Light Industrial       4.20     81,000       100%
511 76th Street SW            Grand Rapids, MI              1986      Bulk Warehouse        14.44    202,500       95%
553 76th Street SW            Grand Rapids, MI              1985      R&D/Flex               1.16     10,000       100%
555 76th Street SW            Grand Rapids, MI              1987      Bulk Warehouse        12.50    200,000       100%
2935 Walkent Court NW         Grand Rapids, MI              1991      Light Industrial       6.13     64,961       100%
3300 Kraft Avenue SE          Grand Rapids, MI              1987      Bulk Warehouse        11.57    200,000       100%
3366 Kraft Avenue SE          Grand Rapids, MI              1987      Bulk Warehouse        12.35    200,000       100%
5001 Kendrick Court SE        Grand Rapids, MI              1983      Light Industrial       4.00     61,500       100%
5050 Kendrick Court SE        Grand Rapids, MI              1988      Manufacturing         26.94    413,500       100%
5015 52nd Street SE           Grand Rapids, MI              1987      Light Industrial       4.11     61,250       100%
5025 28th Street              Grand Rapids, MI              1967      Light Industrial       3.97     14,400       100%
5079 33rd Street SE           Grand Rapids, MI              1990      Bulk Warehouse         6.74    109,875       100%
5333 33rd Street SE           Grand Rapids, MI              1991      Bulk Warehouse         8.09    101,250       100%
5130 Patterson Ave            Grand Rapids, MI              1987      Light Industrial       6.57     30,000       100%
425 Gordon Industrial Court   Grand Rapids, MI   (a)        1990      Bulk Warehouse         8.77    173,875       100%
2851 Prairie Street           Grandville, MI     (a)        1989      Bulk Warehouse         5.45    117,251       100%
2945 Walkent Court            Grand Rapids, MI   (a)        1993      Bulk Warehouse         4.45     93,374       100%
537 76th Street               Grand Rapids, MI   (a)        1987      Light Industrial       5.26    80,000        100%
3395 Kraft Avenue             Grand Rapids, MI              1985      Light Industrial       3.70     42,600       100%
3427 Kraft Avenue             Grand Rapids, MI              1985      Light Industrial       2.40     32,600       100%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR AVERAGE          2,789,686       100%
                                                                                                   ----------     -------

HOUSTON
2102-2314 Edwards Street      Houston, TX                   1961      Bulk Warehouse         5.02    115,248       100%
4545 Eastpark Drive           Houston, TX                   1972      Reg. Warehouse         3.80     81,295        0%
3351 Rauch Street             Houston, TX                   1970      Reg. Warehouse         4.04     82,500       100%
3851 Yale Street              Houston, TX                   1971      Bulk Warehouse         5.77    132,554       100%
3337-3347 Rauch Street        Houston, TX                   1970      Reg. Warehouse         2.29     53,425       100%
8505 North Loop East          Houston, TX                   1981      Bulk Warehouse         4.99    107,769       100%
4749-4799 Eastpark Dr.        Houston, TX                   1979      Bulk Warehouse         7.75    182,563       93%
4851 Homestead Road           Houston, TX                   1973      Bulk Warehouse         3.63    142,250       100%
3365-3385 Rauch Street        Houston, TX                   1970      Reg. Warehouse         3.31     82,140       100%
5050 Campbell Road            Houston, TX                   1970      Bulk Warehouse         6.10    121,875       84%
4300 Pine Timbers             Houston, TX                   1980      Bulk Warehouse         4.76    113,400       100%
10600 Hampstead               Houston, TX                   1974      Light Industrial       1.26     19,063       100%
2300 Fairway Park Drive       Houston, TX                   1974      Light Industrial       1.25     19,008       100%
7901 Blankenship              Houston, TX                   1972      Light Industrial       2.17     48,000       100%
2500-2530 Fairway Park        Houston, TX                   1974      Bulk Warehouse         8.72    213,638       100%
6550 Longpointe               Houston, TX                   1980      Bulk Warehouse         4.13     97,700       100%
1815 Turning Basin Drive      Houston, TX                   1980      Bulk Warehouse         6.34    139,630       100%
1819 Turning Basin Drive      Houston, TX                   1980      Light Industrial       2.85     65,494       100%
4545 Mossford Drive           Houston, TX                   1975      Reg. Warehouse         3.56     66,565       100%
1805 Turning Basin Drive      Houston, TX                   1980      Bulk Warehouse         7.60    155,250       100%
7000 Empire Drive             Houston, TX        (g)        1980      R&D/Flex               6.25     95,073       96%
9777 West Gulfbank Drive      Houston, TX        (g)        1980      Light Industrial      15.45    252,242       82%
9835 A Genard Road            Houston, TX                   1980      Bulk Warehouse        39.20    417,350       100%
9835 B Genard Road            Houston, TX                   1980      Reg. Warehouse         6.40     66,600       100%
16134 West Hardy              Houston, TX                   1984      Light Industrial       3.60     34,177       92%
16216 West Hardy              Houston, TX                   1984      Light Industrial       3.12     29,631       100%
10161 Harwin Drive            Houston, TX                1979/1981    R & D/Flex             5.27     73,052       100%
10165 Harwin Drive            Houston, TX                1979/1981    R & D/Flex             2.31     31,987       100%
10175 Harwin Drive            Houston, TX                1797/1981    Light Industrial       2.85     39,475       64%
100 Donwick Drive             The Woodlands, TX             1982      Bulk Warehouse        15.85    251,850       100%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR AVERAGE          3,330,804       95%
                                                                                                   ----------     -------

INDIANAPOLIS
2900 North Shadeland          Indianapolis, IN   (c)     1957/1992    Bulk Warehouse        60.00    959,459       89%
2400 North Shadeland          Indianapolis, IN              1970      Reg. Warehouse         2.45     40,000       100%
2402 North Shadeland          Indianapolis, IN              1970      Bulk Warehouse         7.55    121,539       94%
7901 West 21st Street         Indianapolis, IN              1985      Bulk Warehouse        12.00    353,000       100%
1445 Brookville Way           Indianapolis, IN   (c)        1989      Bulk Warehouse         8.79    115,200       100%
1440 Brookville Way           Indianapolis, IN   (c)        1990      Bulk Warehouse         9.64    166,400       100%
1240 Brookville Way           Indianapolis, IN   (c)        1990      Light Industrial       3.50     63,000       100%
1220 Brookville Way           Indianapolis, IN   (c)        1990      R&D/Flex               2.10     10,000       100%
1345 Brookville Way           Indianapolis, IN   (d)        1992      Bulk Warehouse         5.50    132,000       100%
1350 Brookville Way           Indianapolis, IN   (c)        1994      Reg. Warehouse         2.87     38,460       100%
1341 Sadlier Circle East
Drive                         Indianapolis, IN   (d)     1971/1992    Light Industrial       2.03     32,400       100%
1322-1438 Sadlier Circle
East Dr                       Indianapolis, IN   (d)     1971/1992    Light Industrial       3.79     36,000       87%
1327-1441 Sadlier Circle
East Dr                       Indianapolis, IN   (d)        1992      Light Industrial       5.50     54,000       80%


                               LOCATION                  YEAR BUILT                      LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE  ENCUMBRANCES   -RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/00
      ----------------        ----------  ------------    ---------   -------------       -------      ---        --------
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
Drive                         Indianapolis, IN   (d)     1970/1992    Light Industrial       3.50     44,000       100%
1335 Sadlier Circle East
Drive                         Indianapolis, IN   (d)     1971/1992    R&D/Flex               1.20     20,000       100%
1327 Sadlier Circle East
Drive                         Indianapolis, IN   (d)     1971/1992    Reg. Warehouse         1.20     12,800       100%
1425 Sadlier Circle East
Drive                         Indianapolis, IN   (d)     1971/1992    R&D/Flex               2.49      5,000       100%
1230 Brookville Way           Indianapolis, IN   (c)        1995      Reg. Warehouse         1.96     15,000       100%
6951 East 30th Street         Indianapolis, IN              1995      Light Industrial       3.81     44,000       100%
6701 East 30th Street         Indianapolis, IN              1995      Light Industrial       3.00      7,820       100%
6737 East 30th Street         Indianapolis, IN              1995      Reg. Warehouse        11.01     87,500       100%
1225 Brookville Way           Indianapolis, IN              1997      Light Industrial       1.00     10,000       100%
6555 East 30th Street         Indianapolis, IN           1969/1981    Bulk Warehouse        37.00    331,826       45%
2432-2436 Shadeland           Indianapolis, IN              1968      Light Industrial       4.57     70,560       94%
8402-8440 East 33rd Street    Indianapolis, IN              1977      Light Industrial       4.70     55,200       78%
8520-8630 East 33rd Street    Indianapolis, IN              1976      Light Industrial       5.30     81,000       72%
8710-8768 East 33rd Street    Indianapolis, IN              1979      Light Industrial       4.70     43,200       70%
3316-3346 North Pagosa Court  Indianapolis, IN              1977      Light Industrial       5.10     81,000       72%
3331 Raton Court              Indianapolis, IN              1979      Light Industrial       2.80     35,000       100%
4430 Airport Expressway       Indianapolis, IN              1970      Bulk Warehouse        32.00    486,394       100%
6751 East 30th Street         Indianapolis, IN              1997      Bulk Warehouse         6.34    100,000       100%
9200 East 146th Street        Noblesville, IN               1961      Bulk Warehouse        21.65    150,488       100%
9210 East 146th Street        Noblesville, IN               1978      Reg. Warehouse        11.91     23,950        0%
6575 East 30th Street         Indianapolis, IN              1998      Bulk Warehouse         4.00     60,000       100%
6585 East 30th Street         Indianapolis, IN              1998      Bulk Warehouse         0.00    100,000       100%
6635 East 30th Street         Indianapolis, IN              1998      Bulk Warehouse         6.00    100,000       50%
5902 Decatur Blvd             Indianapolis, IN              2000      Bulk Warehouse        26.50    389,660       100%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR AVERAGE          4,631,456       90%
                                                                                                   ----------     -------

LONG ISLAND
10 Edison Street              Amityville, NY                1971      Light Industrial       1.40     34,400       100%
100 Lauman Lane               Hicksville, NY                1968      Reg. Warehouse         1.90     36,880       100%
35 Bloomingdale Road          Hicksville, NY                1962      Light Industrial       1.40     31,950       89%
15-39 Tec Street              Hicksville, NY                1965      Light Industrial       1.10     17,350       100%
100 Tec Street                Hicksville, NY                1965      Light Industrial       1.20     25,000       48%
51-89 Tec Street              Hicksville, NY                1965      Light Industrial       1.20     21,741       100%
502 Old Country Road          Hicksville, NY                1965      Light Industrial       0.50     10,000       100%
80-98 Tec Street              Hicksville, NY                1965      Light Industrial       0.75     13,025       100%
201-233 Park Avenue           Hicksville, NY                1962      Light Industrial       1.70     36,787       100%
160 Engineers Drive           Hicksville, NY                1966      Light Industrial       1.90     29,500       100%
260 Engineers Drive           Hicksville, NY                1966      Light Industrial       2.80     52,380       100%
87-119 Engineers Drive (l)    Hicksville, NY                1966      Light Industrial       1.70     36,400       100%
950-970 South Broadway        Hicksville, NY                1966      Light Industrial       2.65     55,889       93%
62 Alpha Plaza                Hicksville, NY                1968      Light Industrial       2.64     34,600       100%
90 Alpha Plaza                Hicksville, NY                1969      Light Industrial       1.36     34,962       100%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR AVERAGE            470,864       96%
                                                                                                   ----------     -------

LOS ANGELES
5220 Fourth Street            Irwindale, CA                 2000      Light Industrial       1.28     28,800        89%
15705 Arrow Highway           Irwindale, CA                 1987      Light Industrial       0.75     16,792        87%
15709 Arrow Highway           Irwindale, CA                 1987      Light Industrial       1.10     24,000       100%
6407-6419 Alondra Blvd.       Paramount, CA                 1985      Light Industrial       0.90     16,392       100%
6423-6431 Alondra Blvd.       Paramount, CA                 1985      Light Industrial       0.76     13,765        68%
                                                                                                   ----------      ------
                                                                      SUBTOTAL OR AVERAGE             99,749        90%
                                                                                                   ----------      ------

LOUISVILLE
9001 Cane Run Road            Louisville, KY                1998      Bulk Warehouse        39.60    212,500       100%
9101 Cane Road                Louisville, KY                2000      Bulk Warehouse        14.00    231,000       100%
                                                                                                   ----------      ------
                                                                      SUBTOTAL OR AVERAGE            443,500       100%
                                                                                                   ----------      ------

MILWAUKEE
N25 W23050 Paul Road          Pewaukee, WI        (a)       1989      R&D/Flex               4.50     37,765       100%
N25 W23255 Paul Road          Pewaukee, WI        (a)       1987      R&D/Flex               4.80     55,940       100%
N27 W23293 Roundy Drive       Pewaukee, WI        (a)       1989      Reg. Warehouse         3.64     39,468       100%
6523 N. Sydney Place          Glendale, WI                  1978      Light Industrial       4.00     43,440       100%
8800 W. Bradley               Milwaukee, WI                 1982      Light Industrial       8.00     77,621       100%
1435 North 113th Street       Wauwatosa, WI                 1993      Light Industrial       4.69     51,950       100%
11217-43 W. Becher Street     West Allis, WI                1979      Light Industrial       1.74     29,099       100%
2152 S. 114th Street          West Allis, WI                1980      Light Industrial       3.30     63,716       100%
4560 North 124th Street       Wauwatosa, WI                 1976      Light Industrial       1.31     25,000       100%


                               LOCATION                  YEAR BUILT                      LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE  ENCUMBRANCES   -RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/00
      ----------------        ----------  ------------    ---------   -------------       -------      ---        --------

MILWAUKEE, (cont.)
Science Drive                 Sturtevant, WI                1997      Manufacturing         35.00    468,000       100%
12221 West Feerick            Wauwatosa, WI                 1971      Reg. Warehouse         1.90     39,800       100%
4410-80 North 132nd Street    Butler, WI                    1999      Bulk Warehouse         4.90    100,000        80%
                                                                                                   ----------      ------
                                                                      SUBTOTAL OR AVERAGE          1,031,799        98%
                                                                                                   ----------      ------

MINNEAPOLIS/ST. PAUL
2700 Freeway Boulevard        Brooklyn Center, MN (b)       1981      Light Industrial       7.76     78,741       100%
6507-6545 Cecilia Circle      Bloomington, MN               1980      Manufacturing          9.65     74,118       100%
1275 Corporate Center Drive   Eagan, MN                     1990      Light Industrial       1.50     19,675       100%
1279 Corporate Center Drive   Eagan, MN                     1990      Light Industrial       1.50     19,792       100%
2815 Eagandale Boulevard      Eagan, MN                     1990      Light Industrial       2.20     29,106       100%
6201 West 111th Street        Bloomington, MN               1987      Bulk Warehouse        37.00    424,866       100%
6403-6545 Cecilia Drive       Bloomington, MN               1980      Light Industrial       9.65     87,198       100%
6925-6943 Washington Avenue   Edina, MN                     1972      Manufacturing          2.75     37,625       100%
6955-6973 Washington Avenue   Edina, MN                     1972      Manufacturing          2.25     31,189       100%
7251-7267 Washington Avenue   Edina, MN                     1972      Light Industrial       1.82     26,250       100%
7301-7325 Washington Avenue   Edina, MN                     1972      Light Industrial       1.92     27,297       100%
7101 Winnetka Avenue North    Brooklyn Park, MN             1990      Bulk Warehouse        14.18    252,978       100%
7600 Golden Triangle Drive    Eden Prairie, MN              1989      R&D/Flex               6.79     74,148       100%
9901 West 74th Street         Eden Prairie, MN            1983/88     Reg. Warehouse         8.86    150,000        42%
11201 Hampshire Avenue South  Bloomington, MN               1986      Manufacturing          5.90     60,480       100%
12220-12222 Nicollet Avenue   Burnsville, MN              1989/90     Light Industrial       1.80     17,116        67%
12250-12268 Nicollet Avenue   Burnsville, MN              1989/90     Light Industrial       4.30     42,465        91%
12224-12226 Nicollet Avenue   Burnsville, MN              1989/90     R&D/Flex               2.40     23,607        78%
305 2nd Street Northwest      New Brighton, MN              1991      Light Industrial       5.43     62,293       100%
980 Lone Oak Road             Eagan, MN                     1992      Reg. Warehouse        11.40    154,950        74%
990 Lone Oak Road             Eagan, MN                     1989      Reg. Warehouse        11.41    153,608       100%
1030 Lone Oak Road            Eagan, MN                     1988      Light Industrial       6.30     83,076        90%
1060 Lone Oak Road            Eagan, MN                     1988      Light Industrial       6.50     82,728        73%
5400 Nathan Lane              Plymouth, MN                  1990      Light Industrial       5.70     72,089       100%
6464 Sycamore Court           Maple Grove, MN               1990      Manufacturing          6.40     79,702       100%
10120 W. 76th Street          Eden Prairie, MN              1987      Light Industrial       4.52     57,798       100%
7615 Golden Triangle          Eden Prairie, MN              1987      Light Industrial       4.61     52,816        99%
7625 Golden Triangle Drive    Eden Prairie, MN              1987      Light Industrial       4.61     73,125        81%
2605 Fernbrook Lane North     Plymouth, MN                  1987      R&D/Flex               6.37     80,766       100%
12155 Nicollet Avenue         Burnsville, MN                1995      Reg. Warehouse         5.80     48,000       100%
6655 Wedgewood Road           Maple Grove, MN     (a)       1989      Manufacturing         17.88    123,485       100%
900 Apollo Road               Egan, MN            (a)       1970       Manufacturing        39.00    312,265       100%
7316 Aspen Lane North         Brooklyn Park, MN   (a)       1978       Manufacturing         6.63     97,640       100%
953 Westgate Drive            Brooklyn Center, MN (a)       1991       Light Industrial      3.17     51,906       100%
73rd Avenue North             Brooklyn Park, MN             1995      R&D/Flex               4.46     59,782       100%
1905 W. Country Road C        Roseville, MN                 1993      R&D/Flex               4.60     47,735       100%
2720 Arthur Street            Roseville, MN                 1995      R&D/Flex               6.06     74,337       100%
10205 51st Avenue North       Plymouth, MN                  1990      Reg. Warehouse         2.00     30,476       100%
4100 Peavey Road              Chaska, MN                    1988      Manufacturing          8.27     78,029        71%
11300 Hampshire Ave. South    Bloomington, MN               1983      Bulk Warehouse         9.94    145,210       100%
375 Rivertown Drive           Woodbury, MN                  1996      Bulk Warehouse        11.33    251,968       100%
5205 Highway 169              Plymouth, MN                  1960      Light Industrial       7.92     98,844        85%
6451-6595 Citywest Parkway    Eden Prairie, MN              1984      R&D/Flex               6.98     82,769       100%
7100-7190 Shady Oak Road (m)  Eden Prairie, MN              1982      Light Industrial      14.44    187,777       100%
7500-7546 Washington Square   Eden Prairie, MN              1975      Light Industrial       5.40     46,200        95%
7550-7558 Washington Square   Eden Prairie, MN              1975      Light Industrial       2.70     29,739       100%
5240-5300 Valley Industrial
Blvd S                        Shakopee, MN                  1973      Light Industrial       9.06     80,001       64%
1565 First Avenue NW          New Brighton, MN              1978      Manufacturing          8.87    112,083       100%
7125 Northland Terrace        Brooklyn Park, MN             1996      R&D/Flex               5.89     79,958       100%
6900 Shady Oak Road           Eden Prairie,  MN             1980      R&D/Flex               4.60     49,190       100%
6477-6525 City West Parkway   Eden Prairie, MN              1984      R&D/Flex               7.00     89,456       100%
1157 Valley Park Drive        Shakopee, MN                  1997      Bulk Warehouse         9.97    126,014       100%
500-530 Kasota Avenue SE      Minneapolis, MN               1976      Manufacturing          4.47     85,442       80%
770-786 Kasota Avenue SE      Minneapolis, MN               1976      Manufacturing          3.16     56,388       100%
800 Kasota Avenue SE          Minneapolis, MN               1976      Manufacturing          4.10    100,250       100%
2530-2570 Kasota Avenue       St. Paul, MN                  1976      Manufacturing          4.56     75,426       100%
504 Malcolm Ave. SE           Minneapolis, MN               1999      Bulk Warehouse         7.50    143,066       100%
1150 Gateway Drive            Shakopee, MN                  1999      Bulk Warehouse         9.75    153,454       100%
5555 12th Ave. East           Shakopee, MN                  2000      Bulk Warehouse         7.81    128,593       87%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR AVERAGE          5,475,085       95%
                                                                                                   ----------     -------

NASHVILLE
1621 Heil Quaker Boulevard    Nashville, TN      (b)        1975      Bulk Warehouse        11.29    160,661       100%
417 Harding Industrial Drive  Nashville, TN                 1972      Bulk Warehouse        13.70    207,440       100%



                               LOCATION                  YEAR BUILT                      LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE   ENCUMBRANCES  -RENOVATED   BUILDING TYPE         (ACRES)      GLA      12/31/00
      ----------------        ----------   ------------   ---------   -------------         -------      ---      --------
NASHVILLE,( cont.)
3099 Barry Drive              Portland, TN                  1995      Manufacturing          6.20    109,058       57%
3150 Barry Drive              Portland, TN                  1993      Bulk Warehouse        26.32    268,253       100%
5599 Highway 31 West          Portland, TN                  1995      Bulk Warehouse        20.00    161,500       100%
1650 Elm Hill Pike            Nashville, TN                 1984      Light Industrial       3.46     41,228       83%
1821 Air Lane Drive           Nashville, TN                 1984      Light Industrial       2.54     25,300       100%
1102 Appleton Drive           Nashville, TN                 1984      Light Industrial       1.73     28,022       100%
1920 Air Lane Drive           Nashville, TN                 1985      Light Industrial       3.19     49,922       100%
1931 Air Lane Drive           Nashville, TN                 1984      Light Industrial      10.11     87,549       92%
470 Metroplex Drive (l)       Nashville, TN                 1986      Light Industrial       8.11    102,040       84%
1150 Antiock Pike             Nashville, TN                 1987      Bulk Warehouse         9.83    146,055       100%
1630 Corporate Place          La Vergne, TN                 1973      Bulk Warehouse         7.60    122,000       100%
4640 Cummings Park            Nashville, TN                 1986      Bulk Warehouse        14.69    100,000       100%
211 Nesbit North              Nashville, TN                 1983      Bulk Warehouse         6.12    135,625       100%
211 Nesbit South              Nashville, TN                 1983      Bulk Warehouse         6.10    135,925       100%
211 Nesbit West               Nashville, TN                 1985      Bulk Warehouse         3.05     67,500       100%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR AVERAGE          1,948,078       96%
                                                                                                   ----------     -------
NORTHERN NEW JERSEY
60 Ethel Road West            Piscataway, NJ                1982      Light Industrial       3.93     42,802       63%
70 Ethel Road West            Piscataway, NJ                1979      Light Industrial       3.78     62,000       81%
140 Hanover Avenue            Hanover, NJ                1964/1988    R&D/Flex               2.95     24,905       100%
601-629 Montrose Avenue       South Plainfield, NJ          1974      Light Industrial       5.83     75,000       100%
3 Marlen                      Hamilton, NJ                  1981      Light Industrial       1.11     13,174       100%
5 Marlen                      Hamilton, NJ                  1981      Light Industrial       1.56     21,000       100%
7 Marlen                      Hamilton, NJ                  1982      Light Industrial       2.05     28,400       100%
8 Marlen                      Hamilton, NJ                  1982      Reg. Warehouse         4.36     60,001       100%
15 Marlen                     Hamilton, NJ                  1982      Light Industrial       1.19     13,562       100%
17 Marlen                     Hamilton, NJ                  1981      Light Industrial       1.32     20,065       100%
1 South Gold Drive            Hamilton, NJ                  1973      Light Industrial       1.50     20,009       95%
5 South Gold Drive            Hamilton, NJ                  1974      Light Industrial       1.97     24,000       100%
7 South Gold Drive            Hamilton, NJ                  1976      Light Industrial       1.00     10,220       100%
8 South Gold Drive            Hamilton, NJ                  1977      Light Industrial       1.14     16,907       100%
9 South Gold Drive            Hamilton, NJ                  1980      Light Industrial       1.00     13,583       100%
11 South Gold Drive           Hamilton, NJ                  1979      Light Industrial       1.97     33,114       100%
12 South Gold Drive           Hamilton, NJ                  1980      Light Industrial       1.29     20,240        0%
9 Princess Road               Lawrenceville, NJ             1985      R&D/Flex               2.36     24,375       100%
11 Princess Road              Lawrenceville, NJ             1985      R&D/Flex               5.33     55,000       100%
15 Princess Road              Lawrenceville, NJ             1986      R&D/Flex               2.00     20,625       100%
17 Princess Road              Lawrenceville, NJ             1986      R&D/Flex               1.82     18,750       100%
220 Hanover Avenue            Hanover, NJ                   1987      Bulk Warehouse        29.27    158,242       100%
244 Shefield Street           Mountainside, NJ           1965/1986    Light Industrial       2.20     23,430       100%
30 Troy Road                  Hanover,  NJ                  1972      Light Industrial       1.31     17,500       100%
15 Leslie Court               Hanover,  NJ                  1971      Light Industrial       3.08     18,000       100%
20 Leslie Court               Hanover,  NJ                  1974      Light Industrial       1.38     17,997       100%
25 Leslie Court               Hanover,  NJ                  1975      Light Industrial       1.30     70,800       100%
130 Algonquin Parkway         Hanover,  NJ                  1973      Light Industrial       5.50     29,008       100%
150 Algonquin Parkway         Hanover,  NJ                  1973      Light Industrial       2.47     17,531       100%
55 Locust Avenue              Roseland, NJ                  1980      Reg. Warehouse        13.63     79,750       100%
31 West Forest Street (l)     Englewood, NJ                 1978      Light Industrial       6.00    110,000       100%
25 World's Fair Drive         Franklin, NJ                  1986      R&D/Flex               1.81     20,000        0%
14 World's Fair Drive         Franklin, NJ                  1980      R&D/Flex               4.53     60,000       92%
16 World's Fair Drive         Franklin, NJ                  1981      Light Industrial       3.62     43,400       100%
18 World's Fair Drive         Franklin, NJ                  1982      R&D/Flex               1.06     12,809       100%
23 World's Fair Drive         Franklin, NJ                  1982      Light Industrial       1.20     16,000       100%
12 World's Fair Drive         Franklin, NJ                  1981      Light Industrial       3.85     65,000       96%
49 Napoleon Court             Franklin, NJ                  1982      Light Industrial       2.06     32,500       100%
50 Napoleon Court             Franklin, NJ                  1982      Light Industrial       1.52     20,158       100%
22 World's Fair Drive         Franklin, NJ                  1983      Light Industrial       3.52     50,000       100%
26 World's Fair Drive         Franklin, NJ                  1984      Light Industrial       3.41     47,000       100%
24 World's Fair Drive         Franklin, NJ                  1984      Light Industrial       3.45     47,000       100%
12 Wright Way                 Oakland, NJ                   1981      Reg. Warehouse         6.52     52,402       100%
155 Pierce Street             Sumerset, NJ                  1999      R&D Flex               4.84     46,000       78%
20  Worlds Fair Drive Lot 13  Sumerset, NJ                  1999      R&D Flex               4.25     30,000       67%
10 New Maple Road             Pine Brook, NJ             1973/1999    Bulk Warehouse        18.13    265,376       100%
60 Chapin Road                Pine Brook, NJ             1977/2000    Bulk Warehouse        13.61    258,240       100%
45 Route 46                   Pine Brook, NJ             1974/1987    Light Industrial       6.54     83,830       81%
43 Route 46                   Pine Brook, NJ             1974/1987    Light Industrial       2.48     35,629       87%
39 Route 46                   Pine Brook, NJ                1970      R&D Flex               1.64     22,014       80%
26 Chapin Road                Pine Brook, NJ                1983      Light Industrial       5.15     75,623       83%
30 Chapin Road                Pine Brook, NJ                1983      Light Industrial       5.15     75,633       89%



                               LOCATION                  YEAR BUILT                      LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE  ENCUMBRANCES   -RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/00
      ----------------        ----------  ------------    ---------   -------------       -------      ---        --------

NORTHERN NEW JERSEY (cont.)
20 Mountain Hook Road         Pine Brook, NJ             1972/1984    Bulk Warehouse        14.02    213,940       98%
30 Mountain Hook Road         Pine Brook, NJ             1972/1987    Light Industrial       3.36     51,264       73%
55 Route 46                   Pine Brook, NJ             1978/1994    R&D Flex               2.13     24,051       100%
16 Chapin Road                Pine Brook, NJ                1987      R&D Flex               4.61     67,795       92%
20 Chapin Road                Pine Brook, NJ                1987      R&D Flex               5.69     83,748       100%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR AVERAGE          2,959,402       94%
                                                                                                   ----------     -------

NEW ORLEANS
520-524 Elmwood Park Blvd.(l) Jefferson, LA                 1986      Light Industrial       5.32    102,209       92%
125 Mallard St.               St. Rose, LA       (f)        1984      R&D/Flex               1.38     23,436       100%
107 Mallard                   St. Rose, LA       (f)        1985      Light Industrial       1.48     23,436       100%
125 James Drive West          St. Rose, LA       (f)        1990      Light Industrial       3.30     38,692       100%
161 James Drive West          St. Rose, LA                  1986      Light Industrial       2.80     47,474       100%
150 James Drive East          St. Rose, LA                  1986      Light Industrial       3.60     49,275       85%
115 James Drive West          St. Rose, LA       (f)        1986      Light Industrial       2.07     21,408       100%
100 James Drive               St. Rose, LA       (f)        1980      R&D/Flex               6.66     43,055       100%
143 Mallard St.               St. Rose, LA       (f)        1982      Light Industrial       1.48     23,436       100%
160 James Drive East          St. Rose, LA       (f)        1981      R&D/Flex               3.66     25,772       100%
190 James Drive East          St. Rose, LA       (f)        1987      Light Industrial       4.47     36,357       79%
120 Mallard St.               St. Rose, LA       (f)        1981      R&D/Flex               3.41     53,520       94%
110 James Drive West          St. Rose, LA       (f)        1983      R&D/Flex               1.57     24,018       100%
150 Canvasback Drive          St. Rose, LA                  1986      Reg. Warehouse         2.80     40,500       100%
150 Teal Street               St. Rose, LA                  1999      Light Industrial       3.33     53,544       100%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR AVERAGE            606,132       96%
                                                                                                   ----------     -------

PHILADELPHIA
212 Welsh Pool Road           Exton, PA                     1975      Light Industrial       6.56     25,361       92%
230-240 Welsh Pool Road       Exton, PA                     1975      Manufacturing          6.56     30,000       67%
264 Welsh Pool Road           Exton, PA                     1975      R&D/Flex               2.84     11,256       100%
254 Welsh Pool Road           Exton, PA                     1975      Light Industrial       2.84     28,180       100%
256 Welsh Pool Road           Exton, PA                     1975      Light Industrial       2.84     12,038       18%
213 Welsh Pool Road           Exton, PA                     1975      Light Industrial       3.01     22,095       100%
251 Welsh Pool Road           Exton, PA                     1975      R&D/Flex               4.10     25,546       100%
253-255 Welsh Pool Road       Exton, PA                     1975      Light Industrial       4.10     20,800       100%
151-161 Philips Road          Exton, PA                     1975      Light Industrial       3.82     30,065       100%
210 Philips Road              Exton, PA                     1975      Manufacturing          6.56     26,827       100%
215 Welsh Pool Road           Exton, PA                     1975      Light Industrial       2.12     14,041       100%
217 Welsh Pool Road           Exton, PA                     1975      Light Industrial       2.12     11,293       100%
216 Philips Road              Exton, PA                     1985      Light Industrial       2.99     39,037       100%
202 Philips Road              Exton, PA                     1972      Reg. Warehouse         2.94     46,750       100%
110 Thousand Oaks Blvd        Morgantown, PA                1987      Bulk Warehouse         7.89    110,000       100%
20 McDonald Blvd              Aston, PA                     1988      Light Industrial       2.22     28,900       100%
30 McDonald Blvd              Aston, PA                     1988      Light Industrial       1.68     22,000       100%
219 Welsh Pool Road           Exton, PA                     1980      Light Industrial       3.00     19,965        0%
2994-96 Samuel Drive          Bensalem, PA                  1974      Bulk Warehouse        10.06    214,320       100%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR AVERAGE            738,474       94%
                                                                                                   ----------     -------

PHOENIX
4655 McDowell                 Phoenix, AZ                   2000      Light Industrial       3.97     58,285       79%
1045 South Edward Drive       Tempe, AZ                     1976      Light Industrial       2.12     38,560       100%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR AVERAGE             96,845       87%
                                                                                                   ----------     -------

PORTLAND
5687 International Way (n)    Milwaukee, OR      (k)        1974      Light Industrial       3.71     52,080       80%
(n)
5795 SW Jean Road   (m)       Lake Oswego, OR               1985      Light Industrial       3.02     37,352       100%
12130 NE Ainsworth
Circle  (l)                   Portland, OR                  1986      R&D/Flex               4.39     53,021       77%
5509 NW 122nd Ave  (l)        Milwaukee, OR      (j)        1995      Light Industrial       2.51     26,850       100%
6105-6113 NE 92nd Avenue (n)  Portland, OR                  1978      Light Industrial       7.42    145,250       100%
8727 NE Marx Drive  (m)       Portland, OR                  1987      Light Industrial       6.59    111,000       59%
3388 SE 20th Street           Portland, OR                  1981      Light Industrial       0.25     11,810       100%
5962-5964 NE 87th Avenue      Portland, OR                  1979      Light Industrial       1.28     14,000       100%
116 SE Yamhill                Portland, OR                  1974      Light Industrial       0.28      7,500       100%
9106 NE Marx Drive            Portland, OR                  1969      Light Industrial       0.53      7,500        0%
11620 NE Ainsworth Circle     Portland, OR                  1992      Light Industrial       1.55     10,000       100%
11824 NE Ainsworth Circle     Portland, OR                  1992      Light Industrial       2.13     20,812       27%
12124 NE Ainsworth Circle     Portland, OR                  1984      Light Industrial       2.52     29,040       100%
2715 SE Raymond               Portland, OR                  1971      Light Industrial       1.28     35,000       100%
1645 NE 72nd Avenue           Portland, OR                  1972      Light Industrial       0.73     21,600       100%
1630 SE 8th Avenue            Portland, OR                  1968      Light Industrial       0.92      5,000       100%
9044 NE Marx Drive            Portland, OR                  1986      Light Industrial       0.35     19,500       100%
2443 SE 4th Avenue            Portland, OR                  1964      Light Industrial       0.76     27,128       100%



                               LOCATION                  YEAR BUILT                      LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE  ENCUMBRANCES   -RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/00
      ----------------        ----------  ------------    ---------   -------------       -------      ---        --------
PORTLAND (cont.)
711 SE Stark Street           Portland, OR                  1972      Light Industrial       0.23      8,000       100%
11632 NE Ainsworth Circle     Portland, OR                  1990      Light Industrial       9.63    124,610       98%
14699 NE Airport Way          Portland, OR                  1998      Light Industrial       4.75     20,000       100%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR AVERAGE            787,053       88%
                                                                                                   ----------     -------

SALT LAKE CITY
2255 South 300 West   (q)     Salt Lake City, UT            1980      Light Industrial       4.56    103,018       100%
512 Lawndale Drive    (r)     Salt Lake City, UT            1981      Light Industrial      35.00    395,638       79%
1270 West 2320 South          West Valley, UT               1986      R&D/Flex               1.49     13,025       58%
1275 West 2240 South          West Valley, UT               1986      R&D/Flex               2.06     38,227       100%
1288 West 2240 South          West Valley, UT               1986      R&D/Flex               0.97     13,300       60%
2235 South 1300 West          West Valley, UT               1986      Light Industrial       1.22     19,000       54%
1293 West 2200 South          West Valley, UT               1986      R&D/Flex               0.86     13,300       45%
1279 West 2200 South          West Valley, UT               1986      R&D/Flex               0.91     13,300       100%
1272 West 2240 South          West Valley, UT               1986      Light Industrial       3.07     34,870       36%
1149 West 2240 South          West Valley, UT               1986      Light Industrial       1.71     21,250       100%
1142 West 2320 South          West Valley, UT               1987      Light Industrial       1.52     17,500       83%
1152 West 2240 South          West Valley, UT               1999      R&D Flex              13.56     55,785       100%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR AVERAGE            738,213       82%
                                                                                                   ----------     -------

SOUTHERN NEW JERSEY
2-5 North Olnev Ave.          Cherry Hill, NJ               1963      Light Industrial       2.10     58,139       100%
2 Springdale Road             Cherry Hill, NJ               1968      Light Industrial       1.44     21,008       92%
4 Springdale Road   (l)       Cherry Hill, NJ               1963      Light Industrial       3.02     58,189       100%
6 Springdale Road             Cherry Hill, NJ               1964      Light Industrial       1.44     23,037       100%
8 Springdale Road             Cherry Hill, NJ               1966      Light Industrial       3.02     45,054       59%
12 Springdale Road            Cherry Hill, NJ               1965      Light Industrial       3.40     49,259       75%
1 Esterbrook Lane             Cherry Hill, NJ               1965      Light Industrial       1.71      8,610       100%
16 Springdale Road            Cherry Hill, NJ               1967      Light Industrial       5.30     48,922       100%
5 Esterbrook Lane             Cherry Hill, NJ               1966      Reg. Warehouse         5.45     39,167       100%
2 Pin Oak Lane                Cherry Hill, NJ               1968      Light Industrial       4.45     51,230       100%
6 Esterbrook Lane             Cherry Hill, NJ               1966      Light Industrial       3.96     32,914       100%
3 Computer Drive              Cherry Hill, NJ               1966      Bulk Warehouse        11.40    181,000       67%
28 Springdale Road            Cherry Hill, NJ               1967      Light Industrial       2.93     38,949       100%
3 Esterbrook Lane             Cherry Hill, NJ               1968      Light Industrial       2.15     32,844       100%
4 Esterbrook Lane             Cherry Hill, NJ               1969      Light Industrial       3.42     39,266       100%
26 Springdale Road            Cherry Hill, NJ               1968      Light Industrial       3.25     31,652       93%
1 Keystone Ave.               Cherry Hill, NJ               1969      Light Industrial       4.15     60,983       90%
1919 Springdale Road          Cherry Hill, NJ               1970      Light Industrial       5.13     49,300       100%
21 Olnev Ave.                 Cherry Hill, NJ               1969      Manufacturing          1.75     22,738       100%
19 Olnev Ave.                 Cherry Hill, NJ               1971      Light Industrial       4.36     53,962       73%
2 Keystone Ave.               Cherry Hill, NJ               1970      Light Industrial       3.47     50,922       91%
18 Olnev Ave.                 Cherry Hill, NJ               1974      Light Industrial       8.85     62,542       100%
22 Springdale Road            Cherry Hill, NJ               1977      Light Industrial       6.24     88,872       75%
1998 Springdale Road          Cherry Hill, NJ               1971      Light Industrial       0.95     14,000       100%
55 Carnegie Drive             Cherry Hill, NJ               1988      Reg. Warehouse        15.20     90,804       100%
57 Carnegie Drive             Cherry Hill, NJ               1987      Bulk Warehouse        13.70    142,750       100%
111 Whitendale Drive          Morristown, NJ              1991/96     Reg. Warehouse         5.00     79,329       100%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR AVERAGE          1,475,442         90%
                                                                                                   ----------     -------

ST. LOUIS
8921-8971 Frost Avenue        Hazelwood, MO      (b)        1971      Bulk Warehouse         2.00    100,000       100%
9043-9083 Frost Avenue        Hazelwood, MO      (b)        1970      Bulk Warehouse         2.69    145,000       100%
2121 Chapin Industrial Drive  Vinita Park, MO             1969/87     Bulk Warehouse        23.40    281,105       100%
1200 Andes Boulevard          Olivette, MO                  1967      Light Industrial       2.77     66,600       100%
2462-2470 Schuetz Road        St. Louis, MO                 1965      Light Industrial       2.28     43,868       100%
10431-10449 Midwest
Industrial                    Olivette, MO                  1967      Light Industrial       2.40     55,125       100%
10751 Midwest Industrial
Blvd.                         Olivette, MO                  1965      Light Industrial       1.70     44,100       100%
11652-11666 Fairgrove
Industrial                    St. Louis, MO                 1966      Light Industrial       1.92     31,500       100%
11674-11688 Fairgrove
Industrial                    St. Louis, MO                 1967      Light Industrial       1.53     31,500       100%
2337 Centerline Drive         Maryland Heights, MO          1967      Light Industrial       3.46     75,600       100%
6951 N. Hanley (l)            Hazelwood, MO                 1965      Bulk Warehouse         9.50    129,614       100%
4560 Anglum Road              Hazelwood, MO                 1970      Light Industrial       2.60     35,114       100%
2760 South 1st Street         St. Louis, MO                 1997      Bulk Warehouse        11.00    178,800       100%
                                                                                                   ----------     -------
                                                                      SUBTOTAL OR AVERAGE          1,217,926       100%
                                                                                                   ----------     -------
TAMPA
6614 Adamo Drive              Tampa, FL                     1967      Reg. Warehouse         2.78     41,377       100%
202 Kelsey                    Tampa, FL                     1989      Bulk Warehouse         6.30    112,000       100%
6202 Benjamin Road            Tampa, FL                     1981      R&D/Flex               2.04     29,845       100%
6204 Benjamin Road            Tampa, FL                     1982      Light Industrial       4.16     60,975       100%
6206 Benjamin Road            Tampa, FL                     1983      Light Industrial       3.94     57,708       100%
6302 Benjamin Road            Tampa, FL                     1983      R&D/Flex               2.03     29,747       91%


                               LOCATION                  YEAR BUILT                      LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE  ENCUMBRANCES   -RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/00
      ----------------        ----------  ------------    ---------   -------------       -------      ---        --------

TAMPA, (cont.)
6304 Benjamin Road            Tampa, FL                     1984      R&D/Flex               2.04     29,845       100%
6306 Benjamin Road            Tampa, FL                     1984      Light Industrial       2.58     37,861       100%
6308 Benjamin Road            Tampa, FL                     1984      Light Industrial       3.22     47,256        80%
5313 Johns Road               Tampa, FL                     1991      R&D/Flex               1.36     25,690       100%
5602 Thompson Center Court    Tampa, FL                     1972      R&D/Flex               1.39     14,914       100%
5411 Johns Road               Tampa, FL                     1997      Light Industrial       1.98     30,204       100%
5525 Johns Road               Tampa, FL                     1993      R&D/Flex               1.46     24,139       100%
5607 Johns Road               Tampa, FL                     1991      R&D/Flex               1.34     13,500       100%
5709 Johns Road               Tampa, FL                     1990      Light Industrial       1.80     25,480        44%
5711 Johns Road               Tampa, FL                     1990      Light Industrial       1.80     25,455       100%
4410 East Adamo Drive         Tampa, FL                     1990      Bulk Warehouse         5.60    101,744       100%
4420 East Adamo Drive         Tampa, FL                     1990      Reg. Warehouse         1.40     26,650       100%
4430 East Adamo Drive         Tampa, FL                     1987      Reg. Warehouse         3.75     64,551       100%
4440 East Adamo Drive         Tampa, FL                     1988      Reg. Warehouse         3.75     64,800       100%
4450 East Adamo Drive         Tampa, FL                     1969      Reg. Warehouse         4.00     46,462        48%
5453 West Waters Avenue       Tampa, FL                     1987      R&D/Flex               0.66      7,200       100%
5455 West Waters Avenue       Tampa, FL                     1987      R&D/Flex               2.97     32,424       100%
5553 West Waters Avenue       Tampa, FL                     1987      Light Industrial       2.97     32,424       100%
5501 West Waters Avenue       Tampa, FL                     1990      R&D/Flex               1.53     15,870       100%
5503 West Waters Avenue       Tampa, FL                     1990      R&D/Flex               0.68      7,060        16%
5555 West Waters Avenue       Tampa, FL                     1990      R&D/Flex               2.31     23,947       100%
5557 West Waters Avenue       Tampa, FL                     1990      R&D/Flex               0.57      5,860       100%
5463 W. Waters Avenue         Tampa, FL          (i)        1996      R&D/Flex               3.50     44,427       100%
5903 Johns Road               Tampa, FL                     1987      Light Industrial       1.20     11,600       100%
4107 North Himes Avenue       Tampa, FL                     1990      R&D/Flex               1.86     25,522       100%
5461 W. Waters Avenue         Tampa, FL                     1998      Light Industrial       1.84     21,778       100%
10040 18th Street North       Tampa, FL                     1998      Reg. Warehouse         5.15     82,469        76%
5471 W. Waters Avenue         Tampa, FL                     1999      R&D/Flex               2.00     23,778       100%
5505 Johns Road #7            Tampa, FL                     1999      Light Industrial       2.12     30,019       100%
5481 W. Waters Avenue         Tampa, FL                     1999      R&D/Flex               3.60     41,861       100%
8110 Anderson Road            Tampa, FL                     1999      Light Industrial       7.40    100,000        80%
8130 Anderson Road            Tampa, FL                     1999      Reg. Warehouse         5.30     72,000        65%
5483 W. Waters Avenue         Tampa, FL                     1999      R&D/Flex               2.92     33,861       100%
6702-6712 Benjamin Road (p)   Tampa, FL                  1982/1984    Light Industrial       9.20    107,540        93%
5905 Breckenridge Parkway     Tampa, FL                     1982      R&D/Flex               1.67     18,720       100%
5907 Breckenridge Parkway     Tampa, FL                     1982      R&D/Flex               0.53      5,980       100%
5909 Breckenridge Parkway     Tampa, FL                     1982      R&D/Flex               1.60     18,000       100%
5911 Breckenridge Parkway     Tampa, FL                     1982      R&D/Flex               2.70     30,397       100%
5910 Breckenridge Parkway     Tampa, FL                     1982      R&D/Flex               4.77     53,591        95%
5912 Breckenridge Parkway     Tampa, FL                     1982      R&D/Flex               4.70     52,806        98%
                                                                                                   ----------     --------
                                                                      SUBTOTAL OR AVEAGE           1,809,337        93%
                                                                                                   ----------     --------

OTHER
2800 Airport Road    (o)      Denton, TX                    1968      Manufacturing         29.91    222,403       100%
3501 Maple Street             Abilene, TX                   1980      Manufacturing         34.42    123,700       100%
4200 West Harry Street  (m)   Wichita, KS                   1972      Bulk Warehouse        21.45    177,655       100%
Industrial Park No. 2         West Lebanon, NH              1968      Bulk Warehouse        10.27    156,200       100%
2675 Valley View Drive        Shreveport, LA                1997      Bulk Warehouse        12.00    250,000       100%
6601 S. 33rd Street           McAllen, TX                   1975      Reg. Warehouse         3.31     50,000       100%
9601 A Dessau Road            Austin, TX                    1999      Light Industrial       3.28     33,000       100%
9601 B Dessau Road            Austin, TX                    1999      Light Industrial       3.28     33,000       100%
9601 C Dessau Road            Austin, TX                    1999      Light Industrial       3.28     33,000       100%
                                                                                                   ----------     --------
                                                                      SUBTOTAL OR AVEAGE           1,078,958       100%
                                                                                                   ----------     --------

                                                                                  TOTAL            68,242,713       95%
                                                                                                   ==========     ========






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

                                                                              ANNUAL BASE RENT
                       NUMBER OF                          PERCENTAGE OF        UNDER EXPIRING        PERCENTAGE OF TOTAL
      YEAR OF           LEASES             GLA                 GLA                 LEASES              ANNUAL BASE RENT
   EXPIRATION (1)      EXPIRING        EXPIRING (2)         EXPIRING           (IN THOUSANDS)            EXPIRING (2)
   --------------     ------------    ---------------    ----------------    --------------------    ---------------------
      2001                823             14,270,926          21.9%                60,215                   20.4%
      2002                635             10,787,000          16.6%                51,328                   17.4%
      2003                613             11,304,749          17.4%                54,547                   18.4%
      2004                336              8,549,321          13.1%                38,375                   13.0%
      2005                318              7,803,840          12.0%                38,229                   12.9%
      2006                72               2,515,529           3.9%                11,095                    3.8%
      2007                52               3,766,765           5.8%                14,616                    4.9%
      2008                23               1,418,631           2.2%                 6,547                    2.2%
      2009                31               2,027,839           3.1%                 8,384                    2.8%
      2010                23               1,188,391           1.8%                 5,347                    1.8%
      Thereafter          21               1,385,062           2.2%                 7,076                    2.4%
                      ------------    ---------------     ---------------    --------------------    ---------------------
      Total              2,947            65,018,053          100.0%               295,759                  100.0%
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

                                                          DISTRIBUTION
          QUARTER ENDED              HIGH         LOW       DECLARED
          -------------              ----         ---       --------
          December 31, 2000       $ 34 15/16   $ 30 1/8      $ .6575
          September 30, 2000        32           28 7/8        .6200
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

ITEM 6. SELECTED FINANCIAL DATA

     The following sets forth selected financial and operating data for the Company on a historical consolidated basis. The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K/A No. 1. The historical statements of operations for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 include the results of operations of the Company as derived from the Company's audited financial statements. The historical balance sheet data and other data as of December 31, 2000, 1999, 1998, 1997 and 1996 include the balances of the Company as derived from the Company's audited financial statements. In the opinion of management, the selected financial data includes all adjustments necessary to present fairly the information set forth therein.


===================================================================================================================================

                                                        ------------------------------------------------------------------------
                                                              Year           Year           Year           Year          Year
                                                             Ended           Ended          Ended         Ended          Ended
                                                            12/31/00       12/31/99       12/31/98       12/31/97      12/31/96
                                                        -------------   ------------   ------------   -----------   ------------
                                                                 (In thousands, except per share, ratio and property data)

STATEMENTS OF OPERATIONS DATA:
   Total Revenues ..................................... $    386,068   $    374,155   $    349,702   $    223,203   $    140,055
   Property Expenses ..................................     (108,983)       (98,995)       (99,484)       (59,762)       (39,224)
   General and Administrative Expense .................      (17,129)       (13,259)       (12,983)        (6,248)        (4,018)
   Interest Expense ...................................      (83,925)       (79,869)       (71,833)       (49,859)       (28,954)
   Amortization of Interest Rate Protection
     Agreements and Deferred Financing Costs ..........       (1,750)        (1,362)          (917)        (2,812)        (3,286)
     Depreciation and Other Amortization ..............      (66,989)       (68,412)       (63,805)       (39,573)       (28,049)
   Valuation Provision on Real Estate Held for Sale(a)        (2,900)           ---            ---            ---            ---
   Restructuring and Abandoned Pursuit Costs Charge (b)          ---            ---        (11,941)           ---            ---
   Equity in Income of Joint Ventures .................          571            302             45            ---            ---
   Disposition of Interest Rate Protection
     Agreements (c) ...................................          ---            ---         (8,475)         1,430            ---
   Income Allocated to Minority Interest ..............      (16,395)       (17,609)        (7,961)        (5,312)        (2,931)
   Gain on Sales of Real Estate .......................       29,296         29,797          5,349          5,003          4,344
                                                        ------------   ------------   ------------   ------------   ------------
   Income Before Extraordinary Loss and Cumulative
      Effect of Change in Accounting Principle ........      117,864        124,748         77,697         66,070         37,937
   Extraordinary Loss (d) .............................          ---            ---            ---        (14,124)        (2,273)
   Cumulative Effect of Change in  Accounting
      Principle (e) ...................................          ---            ---         (1,976)           ---            ---
                                                        ------------   ------------   ------------   ------------   ------------
   Net Income .........................................      117,864        124,748         75,721         51,946         35,664
   Preferred Stock Dividends ..........................      (32,844)       (32,844)       (30,610)       (11,856)        (3,919)
                                                        ------------   ------------   ------------   ------------   ------------
   Net Income Available to Common  Stockholders ....... $     85,020   $     91,904   $     45,111   $     40,090   $     31,745
                                                        ============   ============   ============   ============   ============
   Net Income Available to Common Stockholders
      Before Extraordinary Loss and Cumulative
      Effect of Change in Accounting Principle Per
      Weighted Average Common Share Outstanding:
            Basic ..................................... $       2.20   $       2.42   $       1.26   $       1.72   $       1.37
                                                        ============   ============   ============   ============   ============
            Diluted ................................... $       2.18   $       2.41   $       1.25   $       1.70   $       1.37
                                                        ============   ============   ============   ============   ============
   Net Income Available to Common Stockholders
      Per Weighted Average Common Share
      Outstanding:
            Basic ..................................... $       2.20   $       2.42   $       1.20   $       1.27   $       1.28
                                                        ============   ============   ============   ============   ============
            Diluted ................................... $       2.18   $       2.41   $       1.20   $       1.26   $       1.28
                                                        ============   ============   ============   ============   ============
   Distributions Per Share ............................ $     2.5175   $      2.420   $      2.190   $      2.045   $     1.9675
                                                        ============   ============   ============   ============   ============
   Weighted Average Number of Common  Shares
      Outstanding:
            Basic .....................................       38,661         38,042         37,445         31,508         24,756
                                                        ============   ============   ============   ============   ============
            Diluted ...................................       38,917         38,144         37,627         31,814         24,842
                                                        ============   ============   ============   ============   ============

BALANCE SHEET DATA (END OF PERIOD):
   Real Estate, Before Accumulated Depreciation ....... $  2,440,810   $  2,597,592   $  2,583,033   $  1,994,346   $  1,050,779
   Real Estate, After Accumulated Depreciation ........    2,221,109      2,386,136      2,407,147      1,873,316        959,322
   Real Estate Held for Sale, net .....................      236,422            ---            ---            ---            ---
   Total Assets .......................................    2,618,493      2,526,963      2,554,462      2,272,163      1,022,600
   Mortgage Loans Payable, Net, Acquisition
     Facilities Payable, Senior Unsecured Debt, Net
      and Promissory Notes Payable ....................    1,221,356      1,147,639      1,191,882        879,592        406,401
   Defeased Mortgage Loan Payable .....................          ---            ---            ---        300,000            ---
   Total Liabilities ..................................    1,373,288      1,276,763      1,310,518      1,266,079        447,178
   Stockholders' Equity ...............................    1,058,372      1,059,226      1,054,776        854,590        532,561

OTHER DATA:
   Cash Flows From Operating  Activities .............. $    160,241   $    176,897   $    149,096   $    102,635   $     62,621
   Cash Flows From Investing  Activities ..............      (87,300)       (10,040)      (535,554)      (805,505)      (240,571)
   Cash Flows From Financing  Activities ..............      (67,819)      (186,071)       395,059        708,446        176,677

   Total Properties (f) ...............................          969            967            987            769            379
   Total GLA, in Square Feet (f) ......................   68,242,713     67,029,135     69,253,383     56,567,706     32,700,069
   Occupancy Percentage (f) ...........................           95%            96%            95%            96%            97%

===================================================================================================================================

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with "Selected Financial and Operating Data" and the historical Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K/A No. 1.

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

     Rental income and tenant recoveries and other income increased $11.9 million or 3.2%. The increase in rental income is primarily due to same store growth in rental income as well as an increase in the average GLA for the twelve months ended December 31, 2000 compared to December 31, 1999. The increase in tenant recoveries and other income is primarily due to an increase in property expenses as discussed below. Rental income and tenant recoveries and other income from properties owned prior to January 1, 1999 increased by approximately $11.4 million or 4.1% due primarily to general rent increases and an increase in recoverable income due to an increase in property expenses as discussed below.

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

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

     At December 31, 1999, the Company owned 967 in-service properties with approximately 67.0 million square feet of GLA, compared to 988 in-service properties with approximately 69.4 million square feet of GLA at December 31, 1998. During 1999, the Company acquired 19 in-service properties containing approximately 1.4 million square feet of GLA and two properties under redevelopment, completed development of 19 properties and expansion of one property totaling approximately 3.1 million square feet of GLA and sold 56 properties totaling approximately 6.2 million square feet of GLA and several land parcels. The Company also took three properties out of service that are under redevelopment, comprising approximately .7 million square feet of GLA.

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


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company's cash and cash equivalents were approximately $7.7 million and restricted cash was approximately $24.2 million. Included in restricted cash are approximately $1.2 million of cash reserves required to be set aside under the Company's $40.0 million mortgage loan (the "1995 Mortgage Loan") for payments of security deposit refunds, tenant improvements, capital expenditures, interest, real estate taxes and insurance. The portion of the cash reserve relating to payments for capital expenditures, interest, real estate taxes and insurance for properties collateralizing the 1995 Mortgage Loan is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserve relating to security deposit refunds for the tenants occupying the properties collateralizing the 1995 Mortgage Loan is adjusted as tenants turn over. Also included in restricted cash is approximately $23.0 million of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Company exchanges into properties under Section 1031 of the Internal Revenue Code.

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

RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

     The ratio of earnings to fixed charges and preferred stock dividends was 1.54, 1.62 and 1.43 for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in earnings to fixed charges and preferred stock dividends between fiscal years 1999 and 1998 is primarily due to an increase in income from operations in fiscal year 1999 as compared to fiscal year 1998 due to a restructuring and abandoned pursuit costs charge and a loss from disposition of interest rate protection agreements incurred in 1998 as discussed in "Results of Operations" above. The decrease in earnings to fixed charges and preferred stock dividends between fiscal years 2000 and 1999 is primarily due to a decrease in income from operations in fiscal year 2000 as compared to fiscal year 1999 due to a valuation provision on real estate held for sale incurred in fiscal year 2000 as well as an increase in fixed charges resulting from an increase in interest expense due to an increase in the weighted average interest rate for the year ended December 31, 2000 compared to the year ended December 31, 1999 and an increase in the weighted average debt balance outstanding as discussed in "Results of Operations" above.

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

MORTGAGE LOANS PAYABLE

     In June 2000, the Company purchased approximately $1.2 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $1.2 million of the 1995 Mortgage Loan. The terms of the legal defeasance require the Company to use the gross proceeds from the maturities of the U.S. Government securities to paydown and subsequently retire the defeased portion of the 1995 Mortgage Loan in January 2003. The Company is carrying the defeased portion of the 1995 Mortgage Loan on its balance sheet until it pays down and subsequently retires the defeased portion of the 1995 Mortgage Loan in January 2003. Upon the execution of the legal defeasance, one of the 23 properties collateralizing the 1995 Mortgage Loan was released and subsequently sold.

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

     On March 31, 2000, June 30, 2000, October 2, 2000 and January 2, 2001, the Company paid quarterly preferred stock dividends of $.59375 per share on its 9 1/2%, $.01 par value, Series A Cumulative Preferred Stock (the "Series A Preferred Stock"), $54.688 per share (equivalent to $.54688 per Depositary Share) on its 8 3/4%, $.01 par value, Series B Cumulative Preferred Stock (the "Series B Preferred Stock"), $53.906 per share (equivalent to $.53906 per Depositary Share) on its 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the "Series C Preferred Stock"), $49.687 per share (equivalent to $.49687 per Depositary Share) on its 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the "Series D Preferred Stock") and $49.375 per share (equivalent to $.49375 per Depositary Share) on its 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the "Series E Preferred Stock"). The preferred stock dividends paid on March 31, 2000, June 30, 2000, September 30, 2000 and December 31, 2000 totaled, in the aggregate, approximately $8.2 million per quarter.

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

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term secured and unsecured indebtedness and the issuance of additional equity securities. As of December 31, 2000 and March 2, 2001, $589.2 million of common stock, preferred stock and depositary shares and $100.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under the 2000 Unsecured Acquisition Facility. At December 31, 2000, borrowings under the 2000 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 7.26%. As of March 2, 2001, the Company had approximately $28.9 million available in additional borrowings under the 2000 Unsecured Acquisition Facility. The 2000 Unsecured Acquisition Facility bears interest at a floating rate of LIBOR plus .80% or the Prime Rate, at the Company's option.

RELATED PARTY TRANSACTIONS

     The Company periodically engages in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of Michael W. Brennan, the President and Chief Executive Officer and a director of the Company, is an employee of CB Richard Ellis, Inc. For the year ended December 31, 2000, this relative received approximately $.06 million in brokerage commissions paid by the Company.

     The Company periodically utilizes consulting services from the private consulting firm of Robert J. Slater, a director of the Company. For the year ended December 31, 2000, the Company has paid approximately $.01 million of fees to this entity.

     On November 19, 1998, the Company sold two industrial properties to two limited partnerships, Roosevelt Glen Corporate Center ("Roosevelt") and Hartford Center Investment Company ("Hartford"), for a total consideration of approximately $8.3 million. An entity in which one of the shareholders is Jay Shidler, Chairman of the Board of Directors ("TSIC") has a 11.638% general partner interest in Roosevelt. TSIC has a 12.39% general partnership interest in Hartford. On December 4, 1998, the Company sold one industrial property to Eastgate Shopping Center Investment Co. ("Eastgate"), a limited partnership, for a total consideration of approximately $2.5 million. TSIC has a 12.972% general partner interest in Eastgate. In each case, the purchaser had the option of selling the properties back to the Company and the Company had the option of buying the properties back from the purchaser for a stipulated period of time. In January 2000, the purchasers exercised their options to sell the properties back to the Company. The gain on sale was deferred due to the existence of these options.

     In January and February 2001, FR Development Services, Inc. ("FRDS") purchased all of the voting and non-voting shares (a total of 25,790 shares) of FRDS held by Michael W. Brennan, President and Chief Executive Officer and a director of the Company, Michael J. Havala, Chief Financial Officer of the Company, Johannson L. Yap, Chief Investment Officer of the Company and Gary H. Heigl, former Chief Operating Officer of the Company, for approximately $1.3 million, in connection with FRDS' election to become a wholly owned taxable REIT subsidiary of the Company. At the time of the transaction, these executive officers had equity interests in FRDS totaling 2.76%.


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

     The REIT Modernization Act, which was passed in 1999 and will take effect on January 1, 2001, modifies certain provisions of the Internal Revenue Code of 1986, as amended, with respect to the taxation of REITs. Two key provisions of this tax law change will impact future Company operations: the availability of a taxable REIT subsidiary which may be wholly-owned directly by a REIT and a reduction in the required level of distributions by a REIT to 90% of ordinary taxable income. The Company converted its preferred stock subsidiary to a wholly-owned taxable REIT subsidiary in January 2001.

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

      The information required by Item 10, Item 11, Item 12 and Item 13 is contained in the Registrant's definitive proxy statement filed with the Securities and Exchange Commission on April 9, 2001, and thus is incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K.

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

Exhibits       Description

-------        -----------
4.15           6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.17 of the Company's Annual Report on Form
               10-K for the year ended December 31, 1997, File No. 1-13102)
4.16           7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company's Annual Report on Form
               10-K for the year ended December 31, 1997, File No. 1-13102)
4.17           7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company's Annual Report on Form
               10-K for the year ended December 31, 1997, File No. 1-13102)
4.18           Trust Agreement, dated as of May 16, 1997, between First
               Industrial, L.P. and First Bank National Association, as Trustee
               (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.19           Rights Agreement, dated as of September 16, 1997, between the
               Company and First Chicago Trust Company of New York, as Rights
               Agent (incorporated by reference to Exhibit 99.1 of Form 8-A12B as filed on September 24, 1997, File No. 1-13102)
4.20           Amended and Restated Unsecured Revolving Credit Agreement, dated as of June 30, 2000 among First Industrial, L.P., First
               Industrial Realty Trust, Inc. and Bank One, N.A., UBS AG,
               Stamford Branch, Bank of America, N.A. and certain other banks
               (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000, File No.
               1-13102)
4.21           6.50% Dealer remarketable securities due April 5, 2011 in
               principal amount of $100 million issued by First Industrial, L.P.
               (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated April 7, 1998, File No. 333-21873)
4.22           Supplemental Indenture No. 4, dated as of March 26, 1998, between
               First Industrial, L.P. and First Trust National Trust
               Association, as Trustee, relating to 6.50% Dealer remarketable securities due April 5, 2011 (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P. dated April 7,
               1998, File No. 333-21873)
4.23           Remarketing Agreement, dated March 31, 1998, between First
               Industrial, L.P. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 1.2 of Form 8-K of First Industrial, L.P.
               dated April 7, 1998, File No.333-21873)
4.25           7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit
               4.2 of the Form 8-K of First Industrial, L.P. dated July 15,
               1998, File No. 333-21873)
4.26           Supplemental Indenture No. 5, dated as of July 14, 1998, between
               First Industrial, L.P. and the U.S. Bank Trust National
               Association, relating to First Industial, L.P.'s 7.60% Notes due
               July 15, 2008 (incorporated by reference to Exhibit 4.1 of the
               Form 8-K of First Industrial, L.P. dated July 15, 1998, File No.
               333-21873)
10.1           Sixth Amended and Restated Limited Partnership Agreement of First
               Industrial, L.P. (the "LP Agreement"), dated March 18, 1998
               (incorporated by reference to Exhibit 10.1 of the Company's
               Annual Report on Form 10-K for the year ended December 31, 1997,
               File No. 1-13102)
10.2           First Amendment to the L.P. Agreement dated April 1, 1998
               (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No.
               1-13102)
10.3           Second Amendment to the L.P. Agreement dated April 3, 1998
               (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No.
               1-13102)

Exhibits       Description
--------       -----------
10.4           Third Amendment to the L.P. Agreement dated April 16, 1998
               (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No.
               1-13102)
10.5           Fourth Amendment to the L.P. Agreement dated June 24, 1998
               (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No.
               1-13102)
10.6           Fifth Amendment to the L.P. Agreement dated July 16, 1998
               (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No.
               1-13102)
10.7           Sixth Amendment to the L.P. Agreement dated August 31, 1998
               (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File
               No. 1-13102)
10.8           Seventh Amendment to the L.P. Agreement dated October 21, 1998
               (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File
               No. 1-13102)
10.9           Eighth Amendment to the L.P. Agreement dated October 30, 1998
               (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File
               No. 1-13102)
10.10          Ninth Amendment to the L.P. Agreement dated November 5, 1998
               (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File
               No. 1-13102)
10.11          Tenth Amendment to the L.P. Agreement dated January 28, 2000
               (incorporated by reference to Exhibit 10.11 of the Company's
               Annual Report on Form 10-K for the year ended December 31, 1999,
               File No. 1-13102)
10.12          Eleventh Amendment to the L.P. Agreement dated January 28, 2000
               (incorporated by reference to Exhibit 10.12 of the Company's
               Annual Report on Form 10-K for the year ended December 31, 1999,
               File No. 1-13102)
10.13          Twelfth Amendment to the L.P. Agreement dated June 27, 2000
               (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000, File No.
               1-13102)
10.14          Thirteenth Amendment to the L.P. Agreement dated September 1,
               2000 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000,
               File No. 1-13102)
10.15          Fourteenth Amendment to the L.P. Agreement dated October 13, 2000
               (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File
               No. 1-13102)
10.16          Fifteenth Amendment to the L.P. Agreement dated October 13, 2000
               (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File
               No. 1-13102)
10.17          Sixteenth Amendment to the L.P. Agreement dated October 27, 2000
               (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File
               No. 1-13102)
10.18**        Seventeenth Amendment to the L.P. Agreement dated January 25,
               2001
10.19**        Eighteenth Amendment to the L.P. Agreement dated February 13,
               2001
10.20          Registration Rights Agreement, dated April 29, 1998, relating to the Company's Common Stock, par value $.01 per share, between the Company, the Operating Partnership and Merrill Lynch, Pierce,
               Fenner & Smith Incorporated (incorporated by reference to Exhibit
               4.1 of the Form 8-K of the Company dated May 1, 1998, File No.
               1-13102)
10.21          Non-Competition Agreement between Jay H. Shidler and First
               Industrial Realty Trust, Inc. (incorporated by reference to
               Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)

Exhibits       Description
--------       -----------
10.22          Form of Non-Competition Agreement between each of Michael T.
               Tomasz, Paul T. Lambert, Michael J. Havala, Michael W. Brennan,
               Michael G. Damone, Duane H. Lund, and Johannson L. Yap and First
               Industrial Realty Trust, Inc. (incorporated by reference to
               Exhibit 10.14 to the Company's Registration Statement on Form
               S-11, File No. 33-77804)
10.23+         1994 Stock Incentive Plan (incorporated by reference to Exhibit
               10.37 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)
10.24+         First Industrial Realty Trust, Inc. Deferred Income Plan
               (incorporated by reference to Exhibit 10 of the Form 10-Q of the
               Company for the fiscal quarter ended March 31, 1996, File No.
               1-13102)
10.25          Contribution Agreement, dated March 19, 1996, among FR
               Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form
               8-K of the Company, dated April 3, 1996, File No. 1-13102)
10.26          Contribution Agreement, dated January 31, 1997, among FR
               Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the
               Company's Annual Report on Form 10-K for the year ended December
               31, 1996, File No. 1-13102)
10.27+         Employment Agreement, dated December 4, 1996, between the Company and Michael T. Tomasz (incorporated by reference to Exhibit 10.59 of the Company's Annual Report on Form 10-K for the year ended
               December 31, 1996, File No. 1-13102)
10.28+         Employment Agreement, dated February 1, 1997, between the Company and Michael W. Brennan (incorporated by reference to Exhibit
               10.60 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)
10.29+         1997 Stock Incentive Plan (incorporated by reference to Exhibit
               10.62 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)
10.30+         Separation Agreement dated November 11, 1998 by and between the
               Company and Michael T. Tomasz (incorporated by reference to
               Exhibit 10.25 of the Company's Annual Report on Form 10-K for the
               year ended December 31, 1998, File No.1-13102)
10.31+         Employment Agreement, dated July 19, 2000, between First
               Industrial Realty Trust, Inc. and Michael J. Havala (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for
               the fiscal quarter ended June 30, 2000, File No. 1-13102)
10.32+         Employment Agreement, dated July 26, 2000, between First
               Industrial Realty Trust, Inc. and Johannson L. Yap (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for
               the fiscal quarter ended June 30, 2000, File No. 1-13102)
10.33**+       Settlement Agreement dated January 31, 2001 between First
               Industrial, L.P., First Industrial Realty Trust, Inc. and Gary H.
               Heigl
12.1*          Computation of ratios of earnings to fixed charges and preferred stock dividends of the Company
21.1**         Subsidiaries of the Registrant
23  *          Consent of PricewaterhouseCoopers LLP
           *   Filed herewith.
           **  Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
           +   Indicates a compensatory plan or arrangement contemplated by
               Item 14 a (3) of Form 10-K.

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


                            FIRST INDUSTRIAL REALTY TRUST, INC.



Date:  July 6, 2001         By: /s/ Michael W. Brennan
                                -----------------------------------------
                                Michael W. Brennan
                                President, Chief Executive Officer and Director (Principal Executive Officer)


Date:  July 6, 2001         By: /s/ Michael J. Havala
                                -----------------------------------------
                                Michael J. Havala
                                Chief Financial Officer
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

Exhibits       Description
--------       -----------
10.4           Third Amendment to the L.P. Agreement dated April 16, 1998
               (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No.
               1-13102)
10.5           Fourth Amendment to the L.P. Agreement dated June 24, 1998
               (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No.
               1-13102)
10.6           Fifth Amendment to the L.P. Agreement dated July 16, 1998
               (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No.
               1-13102)
10.7           Sixth Amendment to the L.P. Agreement dated August 31, 1998
               (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File
               No. 1-13102)
10.8           Seventh Amendment to the L.P. Agreement dated October 21, 1998
               (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File
               No. 1-13102)
10.9           Eighth Amendment to the L.P. Agreement dated October 30, 1998
               (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File
               No. 1-13102)
10.10          Ninth Amendment to the L.P. Agreement dated November 5, 1998
               (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File
               No. 1-13102)
10.11          Tenth Amendment to the L.P. Agreement dated January 28, 2000
               (incorporated by reference to Exhibit 10.11 of the Company's
               Annual Report on Form 10-K for the year ended December 31, 1999,
               File No. 1-13102)
10.12          Eleventh Amendment to the L.P. Agreement dated January 28, 2000
               (incorporated by reference to Exhibit 10.12 of the Company's
               Annual Report on Form 10-K for the year ended December 31, 1999,
               File No. 1-13102)
10.13          Twelfth Amendment to the L.P. Agreement dated June 27, 2000
               (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000, File No.
               1-13102)
10.14          Thirteenth Amendment to the L.P. Agreement dated September 1,
               2000 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000,
               File No. 1-13102)
10.15          Fourteenth Amendment to the L.P. Agreement dated October 13, 2000
               (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File
               No. 1-13102)
10.16          Fifteenth Amendment to the L.P. Agreement dated October 13, 2000
               (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File
               No. 1-13102)
10.17          Sixteenth Amendment to the L.P. Agreement dated October 27, 2000
               (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File
               No. 1-13102)
10.18**        Seventeenth Amendment to the L.P. Agreement dated January 25,
               2001
10.19**        Eighteenth Amendment to the L.P. Agreement dated February 13,
               2001
10.20          Registration Rights Agreement, dated April 29, 1998, relating to the Company's Common Stock, par value $.01 per share, between the Company, the Operating Partnership and Merrill Lynch, Pierce,
               Fenner & Smith Incorporated (incorporated by reference to Exhibit
               4.1 of the Form 8-K of the Company dated May 1, 1998, File No.
               1-13102)
10.21          Non-Competition Agreement between Jay H. Shidler and First
               Industrial Realty Trust, Inc. (incorporated by reference to
               Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)

Exhibits       Description
--------       -----------
10.22          Form of Non-Competition Agreement between each of Michael T.
               Tomasz, Paul T. Lambert, Michael J. Havala, Michael W. Brennan,
               Michael G. Damone, Duane H. Lund, and Johannson L. Yap and First
               Industrial Realty Trust, Inc. (incorporated by reference to
               Exhibit 10.14 to the Company's Registration Statement on Form
               S-11, File No. 33-77804)
10.23+         1994 Stock Incentive Plan (incorporated by reference to Exhibit
               10.37 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)
10.24+         First Industrial Realty Trust, Inc. Deferred Income Plan
               (incorporated by reference to Exhibit 10 of the Form 10-Q of the
               Company for the fiscal quarter ended March 31, 1996, File No.
               1-13102)
10.25          Contribution Agreement, dated March 19, 1996, among FR
               Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form
               8-K of the Company, dated April 3, 1996, File No. 1-13102)
10.26          Contribution Agreement, dated January 31, 1997, among FR
               Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the
               Company's Annual Report on Form 10-K for the year ended December
               31, 1996, File No. 1-13102)
10.27+         Employment Agreement, dated December 4, 1996, between the Company and Michael T. Tomasz (incorporated by reference to Exhibit 10.59 of the Company's Annual Report on Form 10-K for the year ended
               December 31, 1996, File No. 1-13102)
10.28+         Employment Agreement, dated February 1, 1997, between the Company and Michael W. Brennan (incorporated by reference to Exhibit
               10.60 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)
10.29+         1997 Stock Incentive Plan (incorporated by reference to Exhibit
               10.62 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)
10.30+         Separation Agreement dated November 11, 1998 by and between the
               Company and Michael T. Tomasz (incorporated by reference to
               Exhibit 10.25 of the Company's Annual Report on Form 10-K for the
               year ended December 31, 1998, File No.1-13102)
10.31+         Employment Agreement, dated July 19, 2000, between First
               Industrial Realty Trust, Inc. and Michael J. Havala (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for
               the fiscal quarter ended June 30, 2000, File No. 1-13102)
10.32+         Employment Agreement, dated July 26, 2000, between First
               Industrial Realty Trust, Inc. and Johannson L. Yap (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for
               the fiscal quarter ended June 30, 2000, File No. 1-13102)
10.33**+       Settlement Agreement dated January 31, 2001 between First
               Industrial, L.P., First Industrial Realty Trust, Inc. and Gary H.
               Heigl
12.1*          Computation of ratios of earnings to fixed charges and preferred stock dividends of the Company
21.1**         Subsidiaries of the Registrant
23  *          Consent of PricewaterhouseCoopers LLP

           *   Filed herewith.
           ** Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
           +   Indicates a compensatory plan or arrangement contemplated by
               Item 14 a (3) of Form 10-K.

                       FIRST INDUSTRIAL REALTY TRUST, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                           PAGE
                                                                           ----

FINANCIAL STATEMENTS

     Report of Independent Accountants..................................... F-2

     Consolidated Balance Sheets of First Industrial Realty Trust, Inc.
     (the "Company") as of December 31, 2000 and 1999...................... F-3

     Consolidated Statements of Operations of the Company for the Years
     Ended December 31, 2000, 1999 and 1998................................ F-4

     Consolidated Statements of Changes in Stockholders' Equity of the
     Company for the Years Ended December 31, 2000, 1999 and 1998.......... F-5

     Consolidated Statements of Cash Flows of the Company for the Years
     Ended December 31, 2000, 1999 and 1998................................ F-6

     Notes to Consolidated Financial Statements............................ F-7


FINANCIAL STATEMENT SCHEDULE

     Report of Independent Accountants..................................... S-1

     Schedule III: Real Estate and Accumulated Depreciation................ S-2

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




                                         PricewaterhouseCoopers LLP



Chicago, Illinois
February 9, 2001

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



                                                                      December 31,     December 31,
                                                                          2000             1999
                                                                      ------------     ------------
                              ASSETS
Assets:
   Investment in Real Estate:
      Land .........................................................  $   397,624      $   383,938
      Buildings and Improvements ...................................    1,989,034        2,131,807
      Furniture, Fixtures and Equipment ............................        1,437            1,437
      Construction in Progress .....................................       52,715           80,410
      Less: Accumulated Depreciation ...............................     (219,701)        (211,456)
                                                                      -----------      -----------
          Net Investment in Real Estate ............................    2,221,109        2,386,136

   Real Estate Held For Sale, Net of Accumulated Depreciation and
       Amortization of $26,318 .....................................      236,422              ---
   Cash and Cash Equivalents .......................................        7,731            2,609
   Restricted Cash .................................................       24,215            2,352
   Tenant Accounts Receivable, Net .................................        9,793            9,924
   Investments in Joint Ventures ...................................        6,158            6,408
   Deferred Rent Receivable ........................................       14,790           17,137
   Deferred Financing Costs, Net ...................................       12,154           11,581
   Prepaid Expenses and Other Assets, Net ..........................       86,121           90,816
                                                                      -----------      -----------
          Total Assets .............................................  $ 2,618,493      $ 2,526,963
                                                                      ===========      ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage Loans Payable, Net .....................................  $   102,575      $   104,951
   Senior Unsecured Debt, Net ......................................      948,781          948,688
   Acquisition Facility Payable ....................................      170,000           94,000
   Accounts Payable and Accrued Expenses ...........................       93,336           78,946
   Rents Received in Advance and Security Deposits .................       20,104           22,014
   Dividends/Distributions Payable .................................       38,492           28,164
                                                                      -----------      -----------
          Total Liabilities ........................................    1,373,288        1,276,763
                                                                      -----------      -----------

Minority Interest ..................................................      186,833          190,974
Commitments and Contingencies ......................................          ---              ---

Stockholders' Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized,
    1,650,000, 40,000, 20,000, 50,000 and 30,000 shares of Series
    A, B, C, D and E Cumulative Preferred Stock, respectively, issued and outstanding at December 31, 2000 and December 31,
    1999, having a liquidation preference of $25 per share
    ($41,250), $2,500 per share ($100,000), $2,500 per share
    ($50,000), $2,500 per share ($125,000) and $2,500 per share
    ($75,000), respectively ........................................           18               18
Common Stock ($.01 par value, 100,000,000 shares authorized,
    38,844,086 and 38,152,811  shares issued and  outstanding at
    December 31, 2000 and 1999, respectively) ......................          392              382
Additional Paid-in-Capital .........................................    1,205,052        1,177,364
Distributions in Excess of Accumulated Earnings ....................     (126,962)        (114,451)
Unearned Value of Restricted Stock Grants ..........................       (8,812)          (4,087)
Amortization of Stock Based Compensation ...........................          383              ---
Treasury Shares, at cost (394,300 shares at December 31, 2000) .....      (11,699)             ---
                                                                      -----------      -----------
          Total Stockholders' Equity ...............................    1,058,372        1,059,226
                                                                      -----------      -----------
          Total Liabilities and Stockholders' Equity ...............  $ 2,618,493      $ 2,526,963
                                                                      ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



                                                            Year Ended     Year Ended     Year Ended
                                                           December 31,   December 31,   December 31,
                                                               2000           1999           1998
                                                           ------------   ------------   ------------
Revenues:
  Rental Income .......................................     $ 303,337      $ 295,938      $ 281,660
  Tenant Recoveries and Other Income ..................        82,731         78,217         68,042
                                                            ---------      ---------      ---------
     Total Revenues ...................................       386,068        374,155        349,702
                                                            ---------      ---------      ---------

Expenses:
  Real Estate Taxes ...................................        59,446         56,573         55,544
  Repairs and Maintenance .............................        18,127         16,827         15,303
  Property Management .................................        13,738         10,875         13,643
  Utilities ...........................................         9,989          9,933          9,475
  Insurance ...........................................         1,437            832            934
  Other ...............................................         6,246          3,955          4,585
  General and Administrative ..........................        17,129         13,259         12,983
  Interest Expense ....................................        83,925         79,869         71,833
  Amortization of Deferred Financing Costs ............         1,750          1,362            917
  Depreciation and Other Amortization .................        66,989         68,412         63,805
  Valuation Provision on Real Estate Held for Sale ....         2,900            ---            ---
  Restructuring and Abandoned Pursuit Costs Charge ....           ---            ---         11,941
                                                            ---------      ---------      ---------
     Total Expenses ...................................       281,676        261,897        260,963
                                                            ---------      ---------      ---------

Income from Operations Before Equity in Income of
     Joint Ventures, Disposition of Interest Rate
Protection
     Agreements and Income Allocated to Minority
     Interest .........................................       104,392        112,258         88,739
Equity in Income of Joint Ventures ....................           571            302             45
Disposition of Interest Rate Protection Agreements ....           ---            ---         (8,475)
Income Allocated to Minority Interest .................       (16,395)       (17,609)        (7,961)
                                                            ---------      ---------      ---------
Income from Operations ................................        88,568         94,951         72,348
Gain on Sale of Real Estate ...........................        29,296         29,797          5,349
                                                            ---------      ---------      ---------
Income Before Cumulative Effect of Change in
     Accounting Principle .............................       117,864        124,748         77,697
Cumulative Effect of Change in Accounting Principle ...           ---            ---         (1,976)
                                                            ---------      ---------      ---------
Net Income ............................................       117,864        124,748         75,721
Less: Preferred Stock Dividends .......................       (32,844)       (32,844)       (30,610)
                                                            ---------      ---------      ---------
Net Income Available to Common Stockholders ...........     $  85,020      $  91,904      $  45,111
                                                            =========      =========      =========

Net Income Available to Common Stockholders
   Before Cumulative Effect of Change in Accounting
   Principle Per Weighted Average Common Share
   Outstanding:
     Basic ............................................     $    2.20      $    2.42      $    1.26
                                                            =========      =========      =========
     Diluted ..........................................     $    2.18      $    2.41      $    1.25
                                                            =========      =========      =========

Net Income Available to Common Stockholders Per
   Weighted Average Common Share Outstanding:
     Basic ............................................     $    2.20      $    2.42      $    1.20
                                                            =========      =========      =========
     Diluted ..........................................     $    2.18      $    2.41      $    1.20
                                                            =========      =========      =========


    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                      Dist. In    Unearned   Amort. of
                                                                         Additional  Excess of    Value of     Stock
                                                      Preferred  Common    Paid-In     Accum.   Rest. Stock    Based     Treasury
                                             Total      Stock    Stock     Capital    Earnings     Grants   Compensation  Shares
                                          ----------- --------- -------  ----------  ---------  ----------- ------------ --------
Balance at December 31, 1997 ...........  $   854,590  $    17  $   364  $  934,622  $ (76,996)  $ (3,417)     $  ---    $    ---
 Net Proceeds from Issuance of
    Preferred Stock ....................      192,700        1      ---     192,699        ---        ---         ---         ---
 Net Proceeds from Issuance of
    Common Stock .......................       37,095      ---       12      37,083        ---        ---         ---
 Issuance of Restricted Stock ..........          ---      ---        1       2,344        ---     (2,345)        ---         ---
 Amortization of Restricted Stock
    Grants .............................        2,450      ---      ---         ---        ---      2,450         ---         ---
 Preferred Stock Dividends
    ($2.375 per Series A Share,
    $218.750 per Series B Share,
    $215.624 per Series C Share,
    $179.426 per Series D Share
    and $155.257 per Series E Share) ...      (30,610)     ---      ---         ---    (30,610)       ---         ---         ---
 Distributions
    ($2.19 per Share/Unit) .............      (96,868)     ---      ---         ---    (96,868)       ---         ---         ---
 Net Income Before Minority Interest ...       83,682      ---      ---         ---     83,682        ---         ---         ---
 Minority Interest:
    Allocation of Income ...............       (7,961)     ---      ---         ---     (7,961)       ---
    Distributions ($2.19 per Unit) .....       14,548      ---      ---         ---     14,548        ---
    Conversion of Units to Common
      Stock ............................        5,150      ---        2       5,148        ---        ---         ---         ---
                                          -----------  -------  -------  ----------  ---------   --------      ------    --------
Balance at December 31, 1998 ...........    1,054,776       18      379   1,171,896   (114,205)    (3,312)        ---         ---
 Net Proceeds from the Issuance of
    Common Stock .......................          845      ---      ---         845        ---        ---         ---         ---
 Issuance of Restricted Stock ..........          ---      ---        1       2,007        ---     (2,008)        ---         ---
 Amortization of Restricted Stock
    Grants .............................        1,233      ---      ---         ---        ---      1,233         ---         ---
 Preferred Stock Dividends
    ($2.375 per Series A Share,
    $218.750 per Series B Share,
    $215.624 per Series C Share,
    $198.748 per Series D Share
    and $197.500 per Series E Share) ...      (32,844)     ---      ---         ---    (32,844)       ---         ---         ---
 Distributions
    ($2.42 per Share/Unit) .............     (109,608)     ---      ---         ---   (109,608)       ---         ---         ---
 Net Income Before Minority Interest ...      142,357      ---      ---         ---    142,357        ---         ---         ---
 Minority Interest:
    Allocation of Income ...............      (17,609)     ---      ---         ---    (17,609)       ---
    Distributions ($2.42 per Unit) .....       17,458      ---      ---         ---     17,458        ---
    Conversion of Units to Common
      Stock ............................        2,618      ---        2       2,616        ---        ---         ---         ---
                                          -----------  -------  -------  ----------  ---------   --------      ------    --------
Balance at December 31, 1999 ...........    1,059,226       18      382   1,177,364   (114,451)    (4,087)        ---         ---
 Net Proceeds from the Issuance of
    Common Stock .......................       12,769      ---        5      12,764        ---        ---         ---         ---
 Issuance of Restricted Stock ..........          ---      ---        3       9,686        ---     (9,689)        ---         ---
 Amortization of Restricted Stock
    Grants .............................        4,964      ---      ---         ---        ---      4,964         ---         ---
 Purchase of Treasury Shares ...........      (11,699)     ---      ---         ---        ---        ---         ---     (11,699)
 Repurchase and Retirement of
    Restricted Stock ...................         (466)     ---      ---        (466)       ---        ---         ---         ---
 Amortization of Stock Based
    Compensation .......................          383      ---      ---         ---        ---        ---         383         ---
 Preferred Stock Dividends
    ($2.375 per Series A Share,
    $218.750 per Series B Share,
    $215.624 per Series C Share,
    $198.748 per Series D Share
    and $197.500 per Series E Share) ...      (32,844)     ---      ---         ---    (32,844)       ---         ---         ---
 Distributions
    ($2.5175 per Share/Unit) ...........     (115,749)     ---      ---         ---   (115,749)       ---         ---         ---
 Net Income Before Minority Interest ...      134,259      ---      ---         ---    134,259        ---         ---         ---
 Minority Interest:
    Allocation of Income ...............      (16,395)     ---      ---         ---    (16,395)       ---         ---         ---
    Distributions ($2.5175 per Unit) ...       18,218      ---      ---         ---     18,218        ---         ---         ---
    Conversion of Units to Common
      Stock ............................        5,706      ---        2       5,704        ---        ---         ---         ---
                                          -----------  -------  -------  ----------  ---------   --------      ------    --------
Balance at December 31, 2000 ...........  $ 1,058,372  $    18  $   392  $1,205,052  $(126,962)  $ (8,812)     $  383    $(11,699)
                                          ===========  =======  =======  ==========  =========   ========      ======    ========

    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     Year Ended     Year Ended     Year Ended
                                                                    December 31,   December 31,   December 31,
                                                                        2000           1999           1998
                                                                    ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ...................................................     $ 117,864      $ 124,748      $  75,721
  Income Allocated to Minority Interest ........................        16,395         17,609          7,961
                                                                     ---------      ---------      ---------
  Income Before Minority Interest ..............................       134,259        142,357         83,682
  Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
     Depreciation ..............................................        59,840         62,208         57,565
     Amortization of Deferred Financing Costs ..................         1,750          1,362            917
     Other Amortization ........................................        10,703          6,272          8,074
     Valuation Provision on Real Estate Held for Sale ..........         2,900            ---            ---
     Provision for Bad Debt ....................................            50            ---            550
     Equity in Income of Joint Ventures ........................          (571)          (302)           (45)
     Distributions from Joint Ventures .........................           571            302            ---
     Gain on Sale of Real Estate ...............................       (29,296)       (29,797)        (5,349)
     Cumulative Effect of Change in Accounting Principle .......           ---            ---          1,976
     Increase in Tenant Accounts Receivable and Prepaid Expenses
        and Other Assets, Net ..................................       (23,708)        (7,959)       (26,595)
     Increase in Deferred Rent Receivable ......................        (1,474)        (4,062)        (4,657)
     Increase in Accounts Payable and Accrued Expenses and Rents
        Received in Advance and Security Deposits ..............         4,811          5,001         29,867
     Increase in Organization Costs ............................           ---            ---           (396)
     Decrease in Restricted Cash ...............................           406          1,515          3,507
                                                                     ---------      ---------      ---------
        Net Cash Provided by Operating Activities ..............       160,241        176,897        149,096
                                                                     ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and Additions to Investment in Real Estate .........      (494,084)      (233,434)      (623,955)
  Net Proceeds from Sales of Investment in Real Estate .........       407,849        217,853         98,832
  Contributions to and Investments in Joint Ventures ...........           (37)        (2,522)        (4,413)
  Distributions from Joint Ventures ............................           287            572            ---
  Funding of Mortgage Loans Receivable .........................           ---           (739)           ---
  Repayment of Mortgage Loans Receivable .......................        20,954          1,132          1,394
  (Increase) Decrease in Restricted Cash .......................       (22,269)         7,098         (7,412)
                                                                     ---------      ---------      ---------
        Net Cash Used in Investing Activities ..................       (87,300)       (10,040)      (535,554)
                                                                     ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Sale of Common Stock ...........................           ---            ---         36,300
  Common Stock Underwriting Discounts/Offering Costs ...........           ---           (200)        (3,159)
  Net Proceeds from Exercise of Employee Stock Options .........        12,478            732          2,544
  Proceeds from Sale of Preferred Stock ........................           ---            ---        200,000
  Preferred Stock Underwriting Discounts/Offering Costs ........           ---            ---         (7,300)
  Purchase of Treasury Shares ..................................       (11,699)           ---            ---
  Repurchase of Restricted Stock ...............................          (466)           ---            ---
  Purchase of U.S. Government Securities .......................        (1,244)           ---            ---
  Decrease (Increase) in Restricted Cash- Defeasance ...........           ---            ---        306,000
  Proceeds from Senior Unsecured Debt ..........................           ---            ---        299,517
  Other Proceeds from Senior Unsecured Debt ....................           ---            ---          2,760
  Other Costs of Senior Unsecured Debt .........................           ---            ---        (11,890)
  Dividends/Distributions ......................................      (113,632)      (108,527)       (91,796)
  Preferred Stock Dividends ....................................       (24,633)       (32,844)       (30,610)
  Repayments on Mortgage Loans Payable .........................        (2,300)        (3,459)      (301,947)
  Proceeds from Acquisition Facilities Payable .................       290,200        156,600        531,000
  Repayments on Acquisition Facilities Payable .................      (214,200)      (197,400)      (525,600)
  Cost of Debt Issuance ........................................        (2,323)          (973)       (10,760)
                                                                     ---------      ---------      ---------
        Net Cash Provided by (Used in) Financing Activities ....       (67,819)      (186,071)       395,059
                                                                     ---------      ---------      ---------
  Net Increase (Decrease) in Cash and Cash Equivalents .........         5,122        (19,214)         8,601
  Cash and Cash Equivalents, Beginning of Period ...............         2,609         21,823         13,222
                                                                     ---------      ---------      ---------
  Cash and Cash Equivalents, End of Period .....................     $   7,731      $   2,609      $  21,823
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

     Real estate assets are carried at cost. The Company reviews its properties on a quarterly basis for impairment and provides a provision if impairments are determined. First, to determine if impairment may exist, the Company reviews its properties and identifies those which have had either an event of change or event of circumstances warranting further assessment of recoverability. Then, the Company estimates the fair value of those properties on an individual basis by capitalizing the expected net operating income. Such amounts are then compared to the property's depreciated cost to determine whether an impairment exists. For properties management considers held for sale, the Company ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value less cost to sell.

     Interest expense, real estate taxes and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:

                                                                Years
                                                                -----
            Buildings and Improvements....................      31.5 to 40
            Land Improvements.............................      15
            Furniture, Fixtures and Equipment.............      5 to 10

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

     The REIT Modernization Act, which was passed in 1999 and will take effect on January 1, 2001, modifies certain provisions of the Internal Revenue Code of 1986, as amended, with respect to the taxation of REITs. Two key provisions of this tax law change will impact future Company operations: the availability of a taxable REIT subsidiary which may be wholly-owned directly by a REIT and a reduction in the required level of distributions by a REIT to 90% of ordinary taxable income. The Company converted its preferred stock subsidiary to a wholly-owned taxable REIT subsidiary in January 2001.

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

     On December 29, 1995 the Mortgage Partnership borrowed $40,200 under a mortgage loan (the "1995 Mortgage Loan"). In June 2000, the Mortgage Partnership purchased approximately $1.2 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $1.2 million of the 1995 Mortgage Loan. The terms of the legal defeasance require the Mortgage Partnership to use the gross proceeds from the maturities of the U.S. Government securities to paydown and subsequently retire the defeased portion of the 1995 Mortgage Loan in January 2003. The Company is carrying the defeased portion of the 1995 Mortgage Loan on its balance sheet until it pays down and subsequently retires the defeased portion of the 1995 Mortgage Loan in January 2003. The remaining portion of the 1995 Mortgage Loan matures on January 11, 2026. Upon the execution of the legal defeasance, one of the 23 properties collateralizing the 1995 Mortgage Loan was released and subsequently sold. The 1995 Mortgage Loan provides for monthly principal and interest payments based on a 28-year amortization schedule. The interest rate under the 1995 Mortgage Loan is fixed at 7.22% per annum through January 11, 2003. After January 11, 2003, the interest rate adjusts through a predetermined formula based on the applicable Treasury rate. The 1995 Mortgage Loan is collateralized by 22 properties held by the Mortgage Partnership. The 1995 Mortgage Loan may be prepaid on or after January 2003.

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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE, CONTINUED

     The following table discloses certain information regarding the Company's mortgage loans, senior unsecured debt and acquisition facility payable:

                                    OUTSTANDING  BALANCE AT    ACCRUED INTEREST PAYABLE AT               INTEREST RATE AT
                                    -----------------------    ---------------------------               ----------------

                             DECEMBER 31,    DECEMBER 31,       DECEMBER 31,    DECEMBER 31,       DECEMBER 31,       MATURITY
                                2000              1999             2000            1999               2000              DATE
                             ------------    -------------     -------------    ------------       ------------     ----------

MORTGAGE LOANS PAYABLE, NET
---------------------------
1995 Mortgage Loan.......    $  38,604   (1) $  39,099         $    163         $   165                7.220%         1/11/26  (1)
CIGNA Loan...............       33,952          34,636              212             216                7.500%         4/01/03
Assumed Loans............        7,995           8,343              ---             ---                9.250%         1/01/13
LB Mortgage Loan  II.....          705             705                5             ---                8.000%            (2)
Acquisition Mortgage Loan I      3,294           3,591              ---             ---                8.500%         8/01/08
Acquisition Mortgage Loan II     7,432           7,630              ---             ---                7.750%         4/01/06
Acquisition Mortgage Loan
III......................        3,214           3,350              ---             ---                8.875%         6/01/03
Acquisition Mortgage Loan
IV.......................        2,364           2,423               17             ---                8.950%        10/01/06
Acquisition Mortgage Loan V      2,729   (3)     2,793    (3)       ---             ---                9.010%         9/01/06
Acquisition Mortgage Loan
VI.......................          957   (3)       991    (3)       ---             ---                8.875%        11/01/06
Acquisition Mortgage Loan
VII......................        1,329   (3)     1,390    (3)       ---             ---                9.750%         3/15/02
                             ----------       ------------     -------------    ------------

Total....................    $ 102,575       $   104,951       $    397         $   381
                             ==========       ============     =============    ============

SENIOR UNSECURED DEBT, NET
--------------------------
2005 Notes...............    $  50,000       $    50,000       $    383         $   383                6.900%        11/21/05
2006 Notes...............      150,000           150,000            875             875                7.000%        12/01/06
2007 Notes...............      149,966           149,961          1,457           1,457                7.600%         5/15/07
2011 Notes...............       99,517   (4)      99,470  (4)       942             942                7.375%         5/15/11  (5)
2017 Notes...............       99,838   (4)      99,828  (4)       625             625                7.500%        12/01/17
2027 Notes...............       99,872   (4)      99,867  (4)       914             914                7.150%         5/15/27  (6)
2028 Notes...............      199,783   (4)     199,776  (4)     7,009           7,009                7.600%         7/15/28
2011 Drs.................       99,805   (4)      99,786  (4)     1,553           1,553                6.500%  (8)    4/05/11  (7)
                             ----------       ------------     -------------    ------------

Total....................     948,781            948,688         13,758          13,758
                             ==========       ============     =============    ============

ACQUISITION FACILITY
--------------------
Payable
1997 Unsecured Acquisition
   Facility..............    $    ---        $   94,000        $    ---         $   663                    (9)             (9)

                             ==========       ============     =============    ===========
2000 Unsecured Acquisition
   Facility..............    $170,000        $      ---        $  1,359         $   ---                 7.26%        6/30/03
                             ==========       ============     =============    ===========


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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE, CONTINUED


Fair Value

     At December 31, 2000 and 1999, the fair value of the Company's mortgage loans payable, senior unsecured debt, acquisition facility payable and Put and Call Option were as follows:

                                                      December 31, 2000                     December 31, 1999
                                             ------------------------------------    ---------------------------------
                                                Carrying               Fair            Carrying             Fair
                                                 Amount               Value             Amount             Value
                                             ----------------     ---------------    --------------    ---------------
             Mortgage Loans Payable.....         $   102,575         $   104,088       $   104,951        $   101,445
             Senior Unsecured Debt......             948,781             918,865           948,688            859,455
             Acquisition Facility Payable            170,000             170,000            94,000             94,000
             Put Option and Call Option.               1,089              12,150             2,263              3,950
                                             ----------------     ---------------    --------------    ---------------
             Total......................        $  1,222,445        $  1,205,103      $  1,149,902       $  1,058,850
                                             ================     ===============    ==============    ===============


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



     The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                                                       Amount
                                                   ----------------
                         2001                            $   2,514
                         2002                                3,935
                         2003                              208,334
                         2004                                1,998
                         2005                               52,177
                         Thereafter                        952,609
                                                   ----------------
                         Total                         $ 1,221,567
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

     The following table summarizes certain information regarding the Company's preferred stock:


                                                       Stated Value at
                                             -------------------------------------
                                                                                           Initial             Optional
                                              December 31,         December 31,           Dividend            Redemption
                                                  2000                 1999                 Rate                 Date
                                             ----------------     ----------------     ----------------     ----------------
         Series A Preferred Stock            $    41,250          $    41,250              9.500%              11/17/00
         Series B Preferred Stock                100,000              100,000              8.750%               5/14/02
         Series C Preferred Stock                 50,000               50,000              8.625%               6/06/07
         Series D Preferred Stock                125,000              125,000              7.950%               2/04/03
         Series E Preferred Stock                 75,000               75,000              7.900%               3/18/03
                                             ----------------     ----------------

         Total                               $   391,250          $   391,250
                                             ================     ================



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

6.   STOCKHOLDERS' EQUITY, CONTINUED

Dividends/Distributions

     The following table summarizes dividends/distributions for the past two years:

 Common Stock/Operating Partnership Units
 ----------------------------------------

                                                                                    Dividend/
                                                                                   Distribution         Total
                                                                                    per Share/        Dividend/
                                   Record Date              Payable Date               Unit          Distribution
                               --------------------    -----------------------     -------------    ---------------
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

 Series A Preferred Stock
 ------------------------

                                                                                    Dividend/           Total
                                                                                   Distribution       Dividend/
                                   Record Date              Payable Date            per Share        Distribution
                               --------------------    -----------------------     -------------    ---------------
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


 Series B Preferred Stock
 ------------------------

                                                                                    Dividend/           Total
                                                                                   Distribution       Dividend/
                                   Record Date              Payable Date            per Share        Distribution
                               --------------------    -----------------------     -------------    ---------------
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


                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

6.   STOCKHOLDERS' EQUITY, CONTINUED


 Series C Preferred Stock
 ------------------------

                                                                                    Dividend/             Total
                                                                                   Distribution         Dividend/
                                   Record Date              Payable Date            per Share          Distribution
                               --------------------    -----------------------     -------------      ---------------
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



 Series D Preferred Stock
 ------------------------

                                                                                    Dividend/             Total
                                                                                   Distribution         Dividend/
                                   Record Date              Payable Date            per Share          Distribution
                               --------------------    -----------------------     -------------      ---------------
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


 Series E Preferred Stock
 ------------------------

                                                                                    Dividend/             Total
                                                                                   Distribution         Dividend/
                                   Record Date              Payable Date            per Share          Distribution
                               --------------------    -----------------------     -------------      ---------------
First Quarter 1999             March 15, 1999          March 31, 1999                $ 49.37500       $      1,480
Second Quarter 1999            June 15, 1999           June 30, 1999                 $ 49.37500       $      1,480
Third Quarter 1999             September 15, 1999      September 30, 1999            $ 49.37500       $      1,480
Fourth Quarter 1999            December 15, 1999       December 31, 1999             $ 49.37500       $      1,480
First Quarter 2000             March 15, 2000          March 31, 2000                $ 49.37500       $      1,480
Second Quarter 2000            June 15, 2000           June 30, 2000                 $ 49.37500       $      1,480
Third Quarter 2000             September 15, 2000      September 30, 2000            $ 49.37500       $      1,480
Fourth Quarter 2000            December 15, 2000       December 31, 2000             $ 49.37500       $      1,480


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

     The following table discloses certain information regarding the 85 industrial properties held for sale by the Company.

                                                                   Year Ended
                                                ------------------------------------------------
                                                    2000             1999             1998
                                                -------------    -------------    --------------
      Total Revenues                            $     35,406     $     33,712     $      31,213
      Operating Expenses                              (9,407)          (8,944)           (7,902)
      Depreciation and Amortization                   (3,615)          (6,314)           (5,754)
                                                -------------    -------------    --------------
      Income from Operations                         $22,384     $     18,454     $      17,557
                                                =============    =============    ==============




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


11.  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

    Supplemental disclosure of cash flow information:

                                       Year Ended        Year Ended          Year Ended
                                      December 31,      December 31,        December 31,
                                          2000              1999                1998
                                     ----------------  ----------------   -----------------
     Interest paid, net of
     capitalized interest...........  $       83,213    $       79,866     $        64,294
                                      ===============   ===============    ================
     Interest capitalized...........  $        5,203    $        5,568     $         3,643
                                      ===============   ===============    ================

Supplemental schedule of noncash investing and financing activities:
     Distribution payable on
     common stock/units.............. $       30,281    $      28,164      $       27,081
                                      ===============    ==============    ================
     Distribution payable on
     preferred stock................. $        8,211    $          ---     $           ---
                                      ===============   ===============    ================

Exchange of units for common shares:
     Minority interest..............  $       (5,706)    $      (2,618)     $       (5,150)
     Common stock...................               2                 2                   2
     Additional paid in capital.....           5,704             2,616               5,148
                                      ---------------    ---------------    ----------------
                                      $          ---     $         ---      $          ---
                                      ===============    ===============    ================

In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:
     Purchase of real estate........  $      323,529     $      75,226      $      537,837
     Mortgage loans.................             ---               ---              (8,771)
     Operating partnership units....          (3,474)           (4,274)            (49,413)
     Accounts payable and
         accrued expenses...........          (3,869)             (342)             (5,001)
                                      ---------------    ---------------    ----------------
     Acquisition of real estate.....  $      316,186     $      70,610      $      474,652
                                      ===============    ===============    ================

In conjunction with certain property sales, the Company provided seller financing on behalf of certain buyers:

     Notes Receivable...............  $        7,749     $      17,620      $          ---
                                      ===============    ===============    ================


                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

12   EARNINGS PER SHARE

     The computation of basic and diluted EPS is presented below.



                                                             Year Ended            Year Ended           Year Ended
                                                            December 31,          December 31,         December 31,
                                                                2000                  1999                 1998
                                                         -------------------    -----------------    -----------------

      Numerator:
      ----------

        Income Before Cumulative Effect
          of Change in Accounting Principle.............  $        117,864       $       124,748      $        77,697
          Less: Preferred Stock Dividends...............           (32,844)              (32,844)             (30,610)
                                                         -------------------    -----------------    -----------------
        Net Income Available to Common Stockholders
        Before Cumulative Effect of Change in
        Accounting Principle
          - For Basic and Diluted EPS...................            85,020                91,904               47,087

        Cumulative Effect of Change in
          Accounting Principle..........................               ---                   ---               (1,976)
                                                         -------------------    -----------------    -----------------

        Net Income Available to Common Stockholders
          - For Basic and Diluted EPS...................  $         85,020       $        91,904      $        45,111
                                                         ===================    =================    =================

      Denominator:
      ------------

        Weighted Average Common Shares - Basic..........        38,660,516            38,042,214           37,444,961
        Effect of Dilutive Securities:
          Employee and Director Common Stock Options....           256,069               101,801              182,515
                                                         -------------------    -----------------    -----------------
        Weighted Average Common Shares - Diluted........        38,916,585            38,144,015           37,627,476
                                                         ===================    =================    =================

      Basic EPS:
      ----------

        Net Income Available to Common Stockholders
          Before Cumulative Effect of Change
          in Accounting Principle.......................  $           2.20       $          2.42      $          1.26
                                                         ===================    =================    =================

        Cumulative Effect of Change
          in Accounting Principle.......................  $            ---       $           ---      $          (.05)
                                                         ===================    =================    =================

        Net Income Available to
          Common Stockholders...........................  $           2.20       $          2.42      $          1.20
                                                         ===================    =================    =================

      Diluted EPS:
      ------------

        Net Income Available to Common Stockholders
          BeforeCumulative Effect of
          Change in Accounting Principle................  $           2.18       $          2.41      $          1.25
                                                         ===================    =================    =================

        Cumulative Effect of Change
          in Accounting  Principle......................  $            ---       $           ---      $          (.05)
                                                         ===================    =================    =================

        Net Income Available to
          Common Stockholders ..........................  $           2.18       $          2.41      $          1.20
                                                         ===================    =================    =================


                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


13.  FUTURE RENTAL REVENUES

     The Company's properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 2000 are approximately as follows:

                   2001                     $  271,452
                   2002                        224,814
                   2003                        172,922
                   2004                        128,500
                   2005                         85,939
                   Thereafter                  235,135
                                         --------------
                         Total             $ 1,118,762
                                         ==============


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

     The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards, (iv) performance share awards and (v) dividend equivalent rights. The exercise price of the stock options is determined by the Compensation Committee. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Company. As of December 31, 2000, stock options covering 3.0 million shares were outstanding and stock options covering 3.5 million shares were available under the Stock Incentive Plans. The outstanding stock options generally vest over one to three year periods and have lives of ten years. Stock option transactions are summarized as follows:

                                                                             Weighted Average
                                                                              Exercise Price         Exercise Price
                                                              Shares             per Share              per Share
                                                          ---------------    ------------------     -----------------

  Outstanding at December 31, 1997...................        1,331,500            $25.67             $18.25-$30.375
     Granted.........................................        5,248,200            $34.92             $24.00-$35.81
     Exercised or Converted..........................         (165,500)           $23.14             $20.25-$30.38
     Expired or Terminated...........................       (1,417,200)           $35.42             $22.75-$35.81
                                                          ---------------

  Outstanding at December 31, 1998...................        4,997,000            $32.70             $18.25-$35.81
     Granted.........................................        1,041,567            $25.35             $25.13-$27.69
     Exercised or Converted..........................          (68,000)           $22.79             $20.25-$25.13
     Expired or Terminated...........................       (3,194,300)           $35.31             $22.75-$35.81
                                                          ---------------

Outstanding at December 31, 1999.....................        2,776,267            $27.04             $18.25-$31.125
     Granted.........................................          937,250            $27.34             $27.125-$30.00
     Exercised or Converted..........................         (605,550)           $24.58             $18.25-$31.125
     Expired or Terminated...........................          (84,500)           $28.63             $25.125-$31.125
                                                          ---------------
Outstanding at December 31, 2000.....................        3,023,467            $27.61             $18.25-$31.125
                                                          ===============


                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

14.  EMPLOYEE BENEFIT PLANS, CONTINUED


     The following table summarizes currently outstanding and exercisable options as of December 31, 2000:

                                               Options Outstanding                           Options Exercisable
                               ----------------------------------------------------    --------------------------------
                                                    Weighted
                                                     Average           Weighted                             Weighted
                                  Number            Remaining           Average           Number            Average
Range of Exercise Price         Outstanding      Contractual Life    Exercise Price     Exercisable       Exercise Price
---------------------------    --------------    ----------------    --------------    --------------     --------------
$18.25-$25.13                        911,900           6.7              $23.99             911,900           $23.99
$26.44-$31.13                      2,111,567           8.2              $29.17           1,195,417           $30.48


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

                                                                                              For the Year Ended
                                                                                 ----------------------------------------------
                                                                                     2000            1999             1998
                                                                                 -------------   --------------    ------------
        Net Income Available to Common Stockholders-
           as reported.........................................................   $    85,020     $     91,904      $   45,111
        Net Income Available to Common Stockholders-
           pro forma...........................................................   $    84,075     $     90,036      $   43,324

        Net Income Available to Common Stockholders per Share-
           as reported-Basic....................................................  $      2.20     $       2.42      $     1.20
        Net Income Available to Common Stockholders per Share-
           pro forma-Basic......................................................  $      2.17     $       2.37      $     1.16
        Net Income Available to Common Stockholders per Share-
           as reported-Diluted..................................................  $      2.18     $       2.41      $     1.20
        Net Income Available to Common Stockholders per Share-
           pro forma-Diluted....................................................  $      2.16     $       2.36      $     1.15

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
           Expected dividend yield..............................................         8.33%            8.88%           8.01%
           Expected stock price volatility......................................        20.30%           20.55%          20.56%
           Risk-free interest rate..............................................         6.18%            5.30%           5.64%
           Expected life of options.............................................         3.05             2.73            3.74


     The weighted average fair value of options granted during 2000, 1999 and 1998 is $ 2.91, $1.79 and $2.95 per option, respectively.

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


15.  RELATED PARTY TRANSACTIONS

     On November 19, 1998, the Company sold two industrial properties to two limited partnerships, Roosevelt Glen Corporate Center ("Roosevelt") and Hartford Center Investment Company ("Hartford"), for a total consideration of approximately $8,341. An entity in which one of the shareholders is the Chairman of the Board of Directors, ("TSIC") has a 11.638% general partner interest in Roosevelt. TSIC has a 12.39% general partner interest in Hartford. On December 4, 1998, the Company sold one industrial property to Eastgate Shopping Center Investment Co. ("Eastgate"), a limited partnership, for total consideration of approximately $2,521. TSIC has a 12.972% general partner interest in Eastgate. In each case, the purchaser had the option of selling the properties back to the Company and the Company had the option of buying the properties back from the purchaser for a stipulated period of time. In January 2000, the purchasers exercised their options to sell the properties back to the Company. The gain on sale was deferred due to the existence of these options.

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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

15.  RELATED PARTY TRANSACTIONS, CONTINUED

         In January and February 2001, FR Development Services, Inc. ("FRDS") purchased all of the voting and non-voting shares (a total of 25,790 shares) of FRDS held by certain executive officers of the Company for approximately $1.3 million, in connection with FRDS' election to become a wholly owned taxable REIT subsidiary of the Company. At the time of the transaction, these executive officers had equity interests in FRDS totaling 2.76%. The conversion of FRDS to a wholly-owned taxable REIT subsidiary of the Company will not have a material impact on the financial position or results of operations of the Company.

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

     On March 9, 2001, the Company declared a first quarter dividend of $.6575 per share/unit on its common stock which is payable on April 23, 2001. The Company also declared a first quarter dividend of $.59375 per share, $54.688 per share ($.54688 per depositary share), $53.906 per share ($.53906 per depositary share), $49.687 per share ($.49687 per depositary share) and $49.375 per share ($.49375 per depositary share) on its Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, respectively, which is payable on April 2, 2001.

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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



18.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                               YEAR ENDED DECEMBER 31, 2000
                                                           ---------------------------------------------------------------------
                                                               FIRST             SECOND             THIRD            FOURTH
                                                              QUARTER           QUARTER            QUARTER           QUARTER
                                                           --------------     -------------     --------------    --------------
      Total Revenues...................................     $     95,148       $    94,266       $     96,551      $    100,103
      Equity In Income of Joint Ventures...............               31                88                 70               382
      Income Allocated to Minority Interest............           (3,799)           (4,310)            (4,041)           (4,245)
      Income from Operations...........................           22,465            20,567             24,623            20,913
      Gain on Sale of Real Estate......................            5,874            10,057              6,280             7,085
      Net Income.......................................           28,339            30,624             30,903            27,998
      Preferred Stock Dividends........................           (8,211)           (8,211)            (8,211)           (8,211)
                                                           --------------     -------------     --------------    --------------
      Net Income Available to Common Stockholders......     $     20,128       $    22,413       $     22,692      $      19,787
                                                           ==============     =============     ==============    ==============
         Net Income Available to Common Stockholders per
      Weighted
         Average Common Share Outstanding:
                       Basic...........................     $        .52       $       .58       $        .58      $        .51
                                                           ==============     =============     ==============    ==============
                       Diluted.........................     $        .52       $       .58       $        .58      $        .51
                                                           ==============     =============     ==============    ==============

                                                                               YEAR ENDED DECEMBER 31, 1999
                                                           ---------------------------------------------------------------------
                                                               FIRST             SECOND             THIRD            FOURTH
                                                              QUARTER           QUARTER            QUARTER           QUARTER
                                                           --------------     -------------     --------------    --------------

      Total Revenues...................................     $     95,428       $    93,993       $     94,131      $     90,603
      Equity In Income (Loss) of Joint Ventures........              126               120                126               (70)
      Income Allocated to Minority Interest............           (3,443)           (4,252)            (6,106)           (3,808)
      Income from Operations...........................           24,090            23,470             23,664            23,727
      Gain on Sale of Real Estate......................            1,545             6,797             16,999             4,456
      Net Income.......................................           25,635            30,267             40,663            28,183
      Preferred Stock Dividends........................           (8,211)           (8,211)            (8,211)           (8,211)
                                                           --------------     -------------     --------------    --------------
      Net Income Available to Common Stockholders......     $     17,424       $    22,056       $     32,452      $     19,972
                                                           ==============     =============     ==============    ==============
         Net Income Available to Common Stockholders per
      Weighted
         Average Common Share Outstanding:
                       Basic...........................     $        .46       $       .58       $        .85      $        .52
                                                           ==============     =============     ==============    ==============
                       Diluted.........................     $        .46       $       .58       $        .85      $        .52
                                                           ==============     =============     ==============    ==============
