Form 10-Q
period 2001-06-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 2001-08-10
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, $.01 par value, outstanding as of August 3, 2001: 39,587,783

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2001

                                      INDEX




                                                                                                      PAGE
                                                                                                      ----
PART I:  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000 .........................    2

     Consolidated Statements of Operations for the Six Months Ended June 30, 2001
     and June 30, 2000 .............................................................................    3

     Consolidated Statements of Operations for the Three Months Ended June 30, 2001
     and June 30, 2000 .............................................................................    4

     Consolidated  Statements of Cash Flows for the Six Months Ended June 30, 2001
     and June 30, 2000 .............................................................................    5

     Notes to Consolidated Financial Statements ....................................................    6-15

  Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations ...................................................................   16-25

  Item 3. Quantitative and Qualitative Disclosures About Market Risk ...............................   25


PART II:  OTHER INFORMATION

  Item 1. Legal Proceedings ........................................................................   26
  Item 2. Changes in Securities ....................................................................   26
  Item 3. Defaults Upon Senior Securities ..........................................................   26
  Item 4. Submission of Matters to a Vote of Security Holders ......................................   26
  Item 5. Other Information ........................................................................   26
  Item 6. Exhibits and Report on Form 8-K ..........................................................   26


SIGNATURE ..........................................................................................   28


EXHIBIT INDEX ......................................................................................   29

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       FIRST INDUSTRIAL REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                                         June 30,      December 31,
                                                                                           2001            2000
                                                                                       -----------    -------------
                              ASSETS
Assets:
  Investment in Real Estate:
   Land .............................................................................  $   409,813    $   397,624
   Buildings and Improvements .......................................................    2,002,631      1,989,034
   Furniture, Fixtures and Equipment ................................................        1,333          1,437
   Construction in Progress .........................................................       90,899         52,715
   Less: Accumulated Depreciation ...................................................     (235,019)      (219,701)
                                                                                       -----------    -----------
       Net Investment in Real Estate ................................................    2,269,657      2,221,109

  Real Estate Held for Sale, Net of Accumulated Depreciation and
   Amortization of $24,013 at June 30, 2001 and $26,318 at
   December 31, 2000 ................................................................      176,946        236,422
  Cash and Cash Equivalents .........................................................        8,699          7,731
  Restricted Cash ...................................................................       52,192         24,215
  Tenant Accounts Receivable, Net ...................................................        9,704          9,793
  Investments in Joint Ventures .....................................................        5,992          6,158
  Deferred Rent Receivable ..........................................................       14,646         14,790
  Deferred Financing Costs, Net .....................................................       12,550         12,154
  Prepaid Expenses and Other Assets, Net ............................................       66,533         86,121
                                                                                       -----------    -----------
       Total Assets .................................................................  $ 2,616,919    $ 2,618,493
                                                                                       ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage Loans Payable, Net .......................................................  $    89,807    $   102,575
  Senior Unsecured Debt, Net ........................................................    1,048,423        948,781
  Acquisition Facility Payable ......................................................      141,000        170,000
  Accounts Payable and Accrued Expenses .............................................       71,606         93,336
  Rents Received in Advance and Security Deposits ...................................       23,374         20,104
  Dividends/Distributions Payable ...................................................       37,899         38,492
                                                                                       -----------    -----------
       Total Liabilities ............................................................    1,412,109      1,373,288
                                                                                       -----------    -----------


Minority Interest ...................................................................      183,473        186,833
Commitments and Contingencies........................................................        --             --

Stockholders' Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized, 40,000, 20,000,
  50,000 and 30,000 shares of Series B, C, D and E Cumulative Preferred Stock, respectively, issued and outstanding at June 30, 2001 and December 31, 2000, having a liquidation preference of $2,500 per share ($100,000), $2,500 per share ($50,000), $2,500 per share ($125,000) and $2,500 per share ($75,000), respectively, and 1,650,000 shares of Series A Cumulative Preferred Stock issued and outstanding at December 31, 2000, having a liquidation preference
  of $25 per share ($41,250) ........................................................            1             18
Common Stock ($.01 par value, 100,000,000 shares authorized, 39,928,952 and
  39,238,386 shares issued and 39,534,652 and 38,844,086 shares outstanding at
  June 30, 2001 and December 31, 2000, respectively) ................................          400            392
Additional Paid-in-Capital ..........................................................    1,188,652      1,205,052
Distributions in Excess of Accumulated Earnings .....................................     (135,742)      (126,962)
Unearned Value of Restricted Stock Grants ...........................................       (8,981)        (8,812)
Amortization of Stock Based Compensation ............................................          959            383
Accumulated Other Comprehensive Loss ................................................      (12,253)         --
Treasury Shares at Cost (394,300 shares) ............................................      (11,699)       (11,699)
                                                                                       -----------    -----------
        Total Stockholders' Equity ..................................................    1,021,337      1,058,372
                                                                                       -----------    -----------
        Total Liabilities and Stockholders' Equity ..................................  $ 2,616,919    $ 2,618,493
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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                                                 Six Months       Six Months
                                                                                    Ended            Ended
                                                                                June 30, 2001    June 30, 2000
                                                                                -------------    -------------
Revenues:
   Rental Income .............................................................   $ 149,839           $ 148,636
   Tenant Recoveries and Other Income ........................................      47,039              40,778
                                                                                 ---------           ---------
             Total Revenues ..................................................     196,878             189,414
                                                                                 ---------           ---------

Expenses:
   Real Estate Taxes .........................................................      29,974              29,436
   Repairs and Maintenance ...................................................      10,452               8,829
   Property Management .......................................................       6,971               7,133
   Utilities .................................................................       5,751               4,929
   Insurance .................................................................       1,209                 621
   Other .....................................................................       2,356               3,078
   General and Administrative ................................................       9,653               8,229
   Interest Expense ..........................................................      42,633              40,076
   Amortization of Deferred Financing Costs ..................................         898                 899
   Depreciation and Other Amortization .......................................      34,474              35,162
                                                                                 ---------           ---------
              Total Expenses .................................................     144,371             138,392
                                                                                 ---------           ---------

Income from Operations Before Equity in Income of Joint Ventures and
   Income Allocated to Minority Interest .....................................      52,507              51,022
Equity in Income of Joint Ventures ...........................................         436                 119
Income Allocated to Minority Interest ........................................      (8,824)             (8,109)
                                                                                 ---------           ---------
Income from Operations .......................................................      44,119              43,032
Gain on Sale of Real Estate ..................................................      29,698              15,931
                                                                                 ---------           ---------
Income Before Extraordinary Loss .............................................      73,817              58,963
Extraordinary Loss ...........................................................     (10,309)               --
                                                                                 ---------           ---------
Net Income ...................................................................      63,508              58,963
Less:  Preferred Stock Dividends .............................................     (15,539)            (16,422)
                                                                                 ---------           ---------
Net Income Available to Common Stockholders ..................................   $  47,969           $  42,541
                                                                                 =========           =========

Net Income Available to Common Stockholders Before Extraordinary Loss
   Per Weighted Average Common Share Outstanding:
            Basic ............................................................   $    1.45           $    1.10
                                                                                 =========           =========
            Diluted ..........................................................   $    1.43           $    1.10
                                                                                 =========           =========

Net Income Available to Common Stockholders Per Weighted Average
   Common Share Outstanding:
            Basic ............................................................   $    1.22           $    1.10
                                                                                 =========           =========
            Diluted ..........................................................   $    1.21           $    1.10
                                                                                 =========           =========

Net Income ...................................................................   $  63,508           $  58,963
Other Comprehensive Income (Loss):
   Cumulative Transition Adjustment ..........................................     (14,920)               --
   Settlement of Interest Rate Protection Agreements .........................        (191)               --
   Write-off of Unamortized Interest Rate Protection Agreement Due to the
          Early Retirement of Debt ...........................................       2,156                --
   Amortization of Interest Rate Protection Agreements .......................         702                --
                                                                                 ---------           ---------
Comprehensive Income .........................................................   $  51,255           $  58,963
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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                Three Months         Three Months
                                                                                    Ended                Ended
                                                                                June 30, 2001        June 30, 2000
                                                                                -------------        -------------
Revenues:
   Rental Income ..............................................................  $  75,381             $ 74,507
   Tenant Recoveries and Other Income .........................................     22,084               19,759
                                                                                  --------             --------
             Total Revenues ...................................................     97,465               94,266
                                                                                  --------             --------

Expenses:
   Real Estate Taxes ..........................................................     14,833               14,131
   Repairs and Maintenance ....................................................      4,725                4,275
   Property Management ........................................................      3,442                3,829
   Utilities ..................................................................      2,302                2,314
   Insurance ..................................................................        612                  433
   Other ......................................................................      1,157                1,624
   General and Administrative .................................................      5,051                4,568
   Interest Expense ...........................................................     21,431               20,291
   Amortization of Deferred Financing Costs ...................................        456                  471
   Depreciation and Other Amortization ........................................     17,120               17,541
                                                                                  --------             --------
             Total Expenses ...................................................     71,129               69,477
                                                                                  --------             --------

Income from Operations Before Equity in Income of Joint Ventures and
   Income Allocated to Minority Interest ......................................     26,336               24,789
Equity in Income of Joint Ventures ............................................        250                   88
Income Allocated to Minority Interest .........................................     (3,790)              (4,310)
                                                                                  --------             --------
Income from Operations ........................................................     22,796               20,567
Gain on Sale of Real Estate ...................................................     15,822               10,057
                                                                                  --------             --------
Income Before Extraordinary Loss ..............................................     38,618               30,624
Extraordinary Loss ............................................................    (10,309)                --
                                                                                  --------             --------
Net Income ....................................................................     28,309               30,624
Less:  Preferred Stock Dividends ..............................................     (7,328)              (8,211)
                                                                                  --------             --------
Net Income Available to Common Stockholders ...................................   $ 20,981             $ 22,413
                                                                                  ========             ========

Net  Income Available to Common Stockholders Before Extraordinary Loss Per
     Weighted Average Common Share Outstanding:
            Basic .............................................................   $    .75             $    .58
                                                                                  ========             ========
            Diluted ...........................................................   $    .75             $    .58
                                                                                  ========             ========

Net Income Available to Common Stockholders Per Weighted Average
     Common Share Outstanding:
            Basic .............................................................   $    .53             $    .58
                                                                                  ========             ========
            Diluted ...........................................................   $    .53             $    .58
                                                                                  ========             ========

Net Income ....................................................................   $ 28,309             $ 30,624

Other Comprehensive Income (Loss):
            Settlement of Interest Rate Protection Agreement, Net .............       (425)                --
            Write-off of Interest Rate Protection Agreement Due to the Early
                 Retirement of Debt ...........................................      2,156                 --
            Amortization of Interest Rate Protection Agreements ...............        612                 --
                                                                                  --------             --------
Comprehensive Income ..........................................................   $ 30,652             $ 30,624
                                                                                  ========             ========


    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                  Six Months Ended     Six Months Ended
                                                                   June 30, 2001        June 30, 2000
                                                                  ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ...................................................   $  63,508             $  58,963
   Income Allocated to Minority Interest ........................       8,824                 8,109
                                                                    ---------             ---------
   Income Before Minority Interest ..............................      72,332                67,072

   Adjustments to Reconcile Net Income to Net Cash Provided
   by Operating Activities:
       Depreciation .............................................      29,887                31,693
       Amortization of Deferred Financing Costs .................         898                   899
       Other Amortization .......................................       7,313                 4,831
       Equity in Income of Joint Ventures .......................        (436)                 (119)
       Distributions from Joint Ventures ........................         436                   119
       Gain on Sale of Real Estate ..............................     (29,698)              (15,931)
       Extraordinary Loss .......................................      10,309                  --
       Increase in Tenant Accounts Receivable and Prepaid
         Expenses and Other Assets, Net .........................      (4,556)              (17,511)
       Increase in Deferred Rent Receivable .....................      (1,244)                 (766)
       Decrease in Accounts Payable and Accrued Expenses and
         Rents Received in Advance and Security Deposits ........     (10,291)               (1,449)
       (Increase)Decrease in Restricted Cash ....................         (94)                   53
                                                                    ---------             ---------
            Net Cash Provided by Operating Activities ...........      74,856                68,891
                                                                    ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of and Additions to Investment in Real Estate ......    (204,365)             (176,636)
   Net Proceeds from Sales of Investment in Real Estate .........     212,445               125,421
   Contributions to and Investments in Joint Ventures ...........        --                     (37)
   Distributions from Joint Ventures ............................         166                   367
   Repayment of Mortgage Loans Receivable .......................       4,429                14,564
   Increase in Restricted Cash ..................................     (27,883)              (25,958)
                                                                    ---------             ---------
             Net Cash Used in Investing Activities ..............     (15,208)              (62,279)
                                                                    ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Proceeds from Exercise of Employee Stock Options .........      13,936                 6,667
   Repurchase of Restricted Stock ...............................      (1,638)                 --
   Purchase of Treasury Shares ..................................        --                    (477)
   Purchase of U.S. Government Securities .......................      (1,123)               (1,244)
   Proceeds from Senior Unsecured Debt ..........................     199,390                  --
   Repayments of Senior Unsecured Debt ..........................    (100,000)                 --
   Redemption of Preferred Stock ................................     (41,295)                 --
   Dividends/Distributions ......................................     (60,812)              (56,625)
   Preferred Stock Dividends ....................................     (16,519)              (16,422)
   Repayments on Mortgage Loans Payable .........................     (12,731)               (1,130)
   Proceeds from Acquisition Facility Payable ...................     297,300               111,000
   Repayments on Acquisition Facility Payable ...................    (326,300)              (43,200)
   Cost of Debt Issuance and Prepayment Fees ....................      (8,888)               (2,281)
                                                                    ---------             ---------
              Net Cash Used in Financing Activities .............     (58,680)               (3,712)
                                                                    ---------             ---------

Net Increase in Cash and Cash Equivalents .......................         968                 2,900
Cash and Cash Equivalents, Beginning of Period ..................       7,731                 2,609
                                                                    ---------             ---------
Cash and Cash Equivalents, End of Period ........................   $   8,699             $   5,509
                                                                    =========             =========





    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.   ORGANIZATION AND FORMATION OF COMPANY

     First Industrial Realty Trust, Inc. (the "Company") was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 84.8% ownership interest at June 30, 2001. As of June 30, 2001, the Company owned 947 in-service properties located in 24 states, containing an aggregate of approximately 65.8 million square feet of gross leasable area ("GLA"). Of the 947 in-service properties owned by the Company, 770 are held by the Operating Partnership, 109 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners, 52 are held by limited liability companies of which the Operating Partnership is the sole member and 16 are held by an entity wholly-owned by the Operating Partnership. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns 10% equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties (the "September 1998 Joint Venture" and the "September 1999 Joint Venture"). Minority interest in the Company at June 30, 2001 represents the approximate 15.2% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Company's 2000 Form 10-K/A No. 1 and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2000 audited financial statements included in the Company's 2000 Form 10-K/A No.1 and present interim disclosures as required by the Securities and Exchange Commission.

     In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2001 and December 31, 2000, and the reported amounts of revenues and expenses for each of the six and three months ended June 30, 2001 and 2000. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Company as of June 30, 2001 and the results of its operations for each of the six months and three months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000.

Tenant Accounts Receivable, Net:

     The Company provides an allowance for doubtful accounts against the portion of tenants accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of approximately $2,050 as of June 30, 2001 and December 31, 2000.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Recent Accounting Pronouncements:

     On January 1, 2001, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Hedging Activities- An Amendment of FAS Statement 133". FAS 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, FAS 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustment will affect either other comprehensive income (shareholders' equity) or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. FAS 133, as amended, also requires that any gains or losses on derivative instruments that are reported independently as deferred gains or losses (assets or liabilities) in the statement of financial position at the date of initial application shall be derecognized and reported as a cumulative transition adjustment in other comprehensive income.

     In conjunction with prior issuances of senior unsecured debt, the Company entered into interest rate protection agreements to fix the interest rate on anticipated offerings of unsecured debt. On January 1, 2001, the Company derecognized the deferred settlement amounts relating to these settled interest rate protection agreements and recorded in other comprehensive income a cumulative transition adjustment expense of approximately $14,920. The Company will amortize approximately $214 into net income as an adjustment to interest expense in the next twelve months relating to these interest rate protection agreements.

     In March 2001, the Company entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. In conjunction with the offering of the 2011 Notes (as defined in footnote 4), the Company settled this interest rate protection agreement and received approximately $371, which is shown in other comprehensive income. The Company is amortizing this settlement amount into net income as an adjustment to interest expense over the life of the 2011 Notes (as defined in footnote 4). The Company will amortize approximately $37 into net income as an adjustment to interest expense in the next twelve months relating to this interest rate protection agreement.

     In March 2001, the Company entered into an interest rate protection agreement which fixed the retirement price on a forecasted retirement of unsecured debt which it designated as a cash flow hedge. In conjunction with the retirement of the 2011 Drs. (as defined in footnote 4) in April 2001, the Company settled this interest rate protection agreement for a payment of approximately $562 which is a component of the extraordinary loss the Company has recognized relating to the retirement of the 2011 Drs. (as defined in footnote 4).

     The following is a roll-forward of the accumulated other comprehensive loss balance relating to these derivative transactions:


Balance at December 31, 2000 .............................................................   $   --
     Cumulative Transition Adjustment ....................................................    (14,920)
     Settlement of Interest Rate Protection Agreements ...................................       (191)
     Write-off of Unamortized Interest Rate Protection Agreement
       Due to The Early Retirement of Debt ...............................................      2,156
     Amortization of Interest Rate Protection Agreements .................................        702
                                                                                             --------
Balance at June 30, 2001 .................................................................   $(12,253)
                                                                                             ========


Reclassification:

      Certain 2000 items have been reclassified to conform to the 2001 presentation.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3.   INVESTMENTS IN JOINT VENTURES

     During the six months ended June 30, 2001, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, approximately $1,238 in asset management and property management fees from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively. The Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $544 and $58 from the September 1998 Joint Venture and the September 1999 Joint Venture, respectively. As of June 30, 2001, the September 1998 Joint Venture owned 121 industrial properties comprising approximately 6.3 million square feet of GLA and the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA.


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

     On October 23, 1997, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $4,153 (the "Acquisition Mortgage Loan I") in conjunction with the acquisition of a portfolio of properties. The Acquisition Mortgage Loan I was collateralized by a property in Bensenville, Illinois, bore interest at a fixed rate of 8.5% and provided for monthly principal and interest payments based upon a 15-year amortization schedule. On May 31, 2001, the Company, through the Operating Partnership, paid off and retired the Acquisition Mortgage Loan I. Due to the retirement of the Acquisition Mortgage Loan I, the Company has recorded an extraordinary loss of approximately $128 due to a prepayment fee.

     On December 9, 1997, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $7,997 (the "Acquisition Mortgage Loan II") in conjunction with the acquisition of a portfolio of properties. The Acquisition Mortgage Loan II was collateralized by ten properties in St. Charles, Louisiana, bore interest at a fixed rate of 7.75% and provided for monthly principal and interest payments based upon a 22-year amortization schedule. On June 27, 2001, the Company, through the Operating Partnership, paid off and retired the Acquisition Mortgage Loan II. Due to the retirement of the Acquisition Mortgage Loan II, the Company has recorded an extraordinary loss of approximately $936 due to a prepayment fee.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

Senior Unsecured Debt, Net:

     On March 19, 2001, the Company, through the Operating Partnership, issued $200,000 of senior unsecured debt which matures on March 15, 2011 and bears a coupon interest rate of 7.375% (the "2011 Notes"). The issue price of the 2011 Notes was 99.695%. Interest is paid semi-annually in arrears on September 15 and March 15. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Notes prior to issuance. The Company settled the interest rate protection agreement for approximately $371 of proceeds which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Notes as an adjustment to interest expense. The 2011 Notes contain certain covenants including limitations on incurrence of debt and debt service coverage.

     On March 31, 1998, the Company, through the Operating Partnership, issued $100,000 of Dealer remarketable securities which were to mature on April 5, 2011 and bore a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. On April 5, 2001 the Company paid off and retired the 2011 Drs. for a payment of approximately $105,569. In conjunction with the forecasted retirement of the 2011 Drs., the Company entered into an interest rate protection agreement which fixed the retirement price of the 2011 Drs. On April 2, 2001, this interest rate protection agreement was settled for a payment of approximately $562. Due to the retirement of the 2011 Drs., the Company has recorded an extraordinary loss of approximately $9,245 comprised of the amount paid above the 2011 Drs. carrying value, the write-off of unamortized deferred financing fees, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the 2011 Drs. prior to issuance, the settlement of the interest rate protection agreement as discussed above, legal costs and other expenses.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

     The following table discloses certain information regarding the Company's mortgage loans payable, senior unsecured debt and acquisition facility payable:

                                                                          ACCRUED INTEREST          INTEREST
                                            OUTSTANDING BALANCE AT             PAYABLE AT           RATE AT
                                         ----------------------------   ------------------------    --------
                                           JUNE 30,      DECEMBER 31,   JUNE 30,    DECEMBER 31,    JUNE 30,      MATURITY
                                             2001            2000         2001          2000          2001          DATE
                                         -----------    -------------   --------    ------------    --------       --------
MORTGAGE LOANS PAYABLE, NET
----------------------------
1995 Mortgage Loan ..................    $  38,335 (1)  $ 38,604         $   154     $   163         7.220%         1/11/26
CIGNA Loan ..........................       33,590        33,952             210         212         7.500%         4/01/03
Assumed Loans .......................        6,781         7,995              --         --          9.250%         1/01/13
LB Mortgage Loan  II ................          705           705               5           5         8.000%           (2)
Acquisition Mortgage Loan I..........         --           3,294              --         --          8.500%         8/01/08 (7)
Acquisition Mortgage Loan II.........         --           7,432              --         --          7.750%         4/01/06 (7)
Acquisition Mortgage Loan III........        3,141         3,214              --         --          8.875%         6/01/03
Acquisition Mortgage Loan IV.........        2,323         2,364              --          17         8.950%        10/01/06
Acquisition Mortgage Loan V..........        2,697 (3)     2,729 (3)          --         --          9.010%         9/01/06
Acquisition Mortgage Loan VI.........          939 (3)       957 (3)          --         --          8.875%        11/01/06
Acquisition Mortgage Loan VII........        1,296 (3)     1,329 (3)          --         --          9.750%         3/15/02
                                        ----------      --------         -------     -------
Total ...............................   $   89,807      $102,575         $   369     $   397
                                        ==========      ========         =======     =======
SENIOR UNSECURED DEBT, NET
--------------------------
2005 Notes...........................   $   50,000      $ 50,000         $   383     $   383         6.900%        11/21/05
2006 Notes...........................      150,000       150,000             875         875         7.000%        12/01/06
2007 Notes...........................      149,969 (4)   149,966 (4)       1,457       1,457         7.600%         5/15/07
2011 PATS............................       99,540 (4)    99,517 (4)         942         942         7.375%         5/15/11 (5)
2017 Notes...........................       99,843 (4)    99,838 (4)         625         625         7.500%        12/01/17
2027 Notes...........................       99,874 (4)    99,872 (4)         914         914         7.150%         5/15/27 (6)
2028 Notes...........................      199,787 (4)   199,783 (4)       7,009       7,009         7.600%         7/15/28
2011 Drs.............................         --          99,805 (4)        --         1,553         6.500%         4/05/11 (7)
2011 Notes...........................      199,410 (4)      --             4,179        --           7.375%         3/15/11
                                        ----------      --------         -------     -------
Total................................   $1,048,423      $948,781         $16,384     $13,758
                                        ==========      ========         =======     =======

ACQUISITION FACILITY PAYABLE
----------------------------
2000 Unsecured Acquisition
   Facility..........................   $  141,000      $170,000         $   797     $ 1,359         4.800%         6/30/03
                                        ==========      ========         =======     =======

(1) Approximately $2.4 million of this loan has been defeased and will be paid in full in January 2003.
(2) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(3) At June 30, 2001, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $200, $45 and $21, respectively. At December 31, 2000, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $219, $49 and $35, respectively.
(4)  At June 30, 2001, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028
     Notes and the 2011 Notes are net of unamortized discounts of $31, $460, $157, $126, $213 and $590, respectively. At December 31, 2000, the 2007
     Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $34, $483, $162, $128, $217 and $195, respectively.
(5) The 2011 PATS are redeemable at the option of the holder thereof, on May 15, 2004.
(6) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(7) The Company paid off and retired the 2011 Drs. on April 5, 2001, the Acquisition Mortgage Loan I on May 31, 2001, and the Acquisition Mortgage Loan II on June 27, 2001.

     The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans payable, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                                           Amount
                                        -------------
              Remainder of 2001          $     1,049
              2002                             3,456
              2003                           179,848
              2004                             1,418
              2005                            51,548
              Thereafter                   1,042,517
                                         -----------
              Total                      $ 1,279,836
                                         ===========

The maturity date of the LB Mortgage Loan II is based on a contingent event. As a result, this loan is not included in the preceding table.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5.   STOCKHOLDERS' EQUITY

Preferred Stock:

     In 1995, the Company issued 1,650,000 shares of 9.5%, $ .01 par value, Series A Cumulative Preferred Stock (the "Series A Preferred Stock") at an initial offering price of $25 per share. On or after November 17, 2000, the Series A Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at $25 per share, or $41,250 in the aggregate, plus dividends accrued and unpaid to the redemption date. On March 9, 2001, the Company called for the redemption of all of the outstanding Series A Preferred Stock at the price of $25 per share, plus accrued and unpaid dividends. The Company redeemed the Series A Preferred Stock on April 9, 2001 and paid a prorated second quarter dividend of $.05872 per share, totaling approximately $97.

Restricted Stock:

     During the six months ended June 30, 2001, the Company awarded 94,450 shares of restricted common stock to certain employees and 1,762 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $3,074 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

Non-Qualified Employee Stock Options:

     During the six months ended June 30, 2001, the Company issued 1,030,900 non-qualified employee stock options to certain officers, Directors and employees of the Company. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $31.05 - 33.125 per share and expire ten years from the date of grant.

     During the six months ended June 30, 2001, certain employees of the Company exercised 523,048 non-qualified employee stock options. Gross proceeds to the Company were approximately $13,936.

Dividends/Distributions:

     The following table summarizes dividends/distributions for the six months ended June 30, 2001.

COMMON STOCK/OPERATING PARTNERSHIP UNITS

                                                                     Dividend/Distribution              Total
                          Record Date           Payable Date            Per Share/Unit          Dividend/Distribution
                       ------------------     ------------------     ----------------------     ---------------------
Fourth Quarter 2000    December 31, 2000      January 22, 2001          $  .6575                    $ 30,275
First Quarter 2001      March 31, 2001         April 23, 2001           $  .6575                    $ 30,537
Second Quarter 2001      June 29, 2001          July 23, 2001           $  .6575                    $ 30,668


PREFERRED STOCK
First Quarter:                                                             Dividend         Total Quarterly
                             Record Date            Payable Date           per Share            Dividend
                          ------------------    -------------------        ----------       ---------------
Series A Preferred Stock    March 15, 2001         March 31, 2001          $   .59375            $   980
Series B Preferred Stock    March 15, 2001         March 31, 2001          $ 54.68750            $ 2,188
Series C Preferred Stock    March 15, 2001         March 31, 2001          $ 53.90600            $ 1,078
Series D Preferred Stock    March 15, 2001         March 31, 2001          $ 49.68700            $ 2,485
Series E Preferred Stock    March 15, 2001         March 31, 2001          $ 49.37500            $ 1,480


Second Quarter:             Redemption/                                    Dividend           Total Quarterly
                            Record Date             Payable Date           per Share             Dividend
                         ------------------      -------------------       ----------        -----------------
Series A Preferred Stock   April 9, 2001            April 9, 2001          $   .05872            $    97
Series B Preferred Stock   June 15, 2001            June 30, 2001          $ 54.68750            $ 2,188
Series C Preferred Stock   June 15, 2001            June 30, 2001          $ 53.90600            $ 1,078
Series D Preferred Stock   June 15, 2001            June 30, 2001          $ 49.68700            $ 2,485
Series E Preferred Stock   June 15, 2001            June 30, 2001          $ 49.37500            $ 1,480

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


6.   ACQUISITION AND DEVELOPMENT OF REAL ESTATE

     During the six months ended June 30, 2001, the Company acquired 51 industrial properties comprising, in the aggregate, approximately 2.4 million square feet of GLA and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $124,361, excluding costs incurred in conjunction with the acquisition of the properties. Two of the 51 industrial properties acquired, comprising approximately .1 million square feet of GLA, were acquired from the 1998 Joint Venture for an aggregate purchase price of approximately $5,845, excluding costs incurred in conjunction with the acquisition of the properties. The Company also completed the development of five industrial properties comprising approximately 1.0 million square feet of GLA at a cost of approximately $36.2 million.

7.   SALES OF REAL ESTATE AND REAL ESTATE HELD FOR SALE

     During the six months ended June 30, 2001, the Company sold 69 industrial properties comprising approximately 5.1 million square feet of GLA and several land parcels. Gross proceeds from these sales were approximately $226,395. The Company also recognized a gain on a sale that was deferred. The gain on sale of real estate was approximately $29,698.

     The Company has an active sales program through which it is continually engaged in evaluating its current portfolio for potential sales candidates in order to redeploy capital. At June 30, 2001, the Company had 65 industrial properties comprising approximately 7.1 million square feet of GLA held for sale. There can be no assurance that such properties held for sale will be sold.

     The following table discloses certain information regarding the 65 industrial properties held for sale by the Company.


                                  SIX MONTHS ENDED       THREE MONTHS ENDED
                                      JUNE 30,               JUNE 30,
                                --------------------    ---------------------
                                  2001         2000       2001         2000
                                --------    --------    --------    --------
Total Revenues                  $ 14,347    $ 14,680    $  7,019    $  7,273
Operating Expenses                (3,934)     (4,022)     (1,794)     (1,988)
Depreciation and Amortization       (168)     (2,600)        (84)     (1,320)
                                --------    --------    --------    --------
Income from Operations          $ 10,245    $  8,058    $  5,141    $  3,965
                                ========    ========    ========    ========

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


8.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

       Supplemental disclosure of cash flow information:


                                                                                Six Months Ended
                                                                               ----------------------
                                                                               June 30,     June 30,
                                                                                 2001         2000
                                                                               ---------    ---------
   Interest paid, net of capitalized interest ..............................   $  40,597    $  40,716
                                                                               =========    =========
   Interest capitalized ....................................................   $   4,297    $   2,747
                                                                               =========    =========
Supplemental schedule of noncash investing and financing activities:
   Distribution payable on common stock/units ..............................   $  30,668    $  28,601
                                                                               =========    =========
   Distribution payable on preferred stock .................................   $   7,231    $    --
                                                                               =========    =========

Issuance of units in exchange for property .................................   $   1,491    $     869
                                                                               =========    =========

Exchange of units for common shares:
    Minority interest ......................................................   $  (4,213)   $  (2,488)
    Common stock ...........................................................           2            1
    Additional paid-in capital .............................................       4,211        2,487
                                                                               ---------    ---------
                                                                               $    --      $    --
                                                                               =========    =========

In conjunction with the property and land acquisitions,
the following assets and liabilities were assumed:
   Purchase of real estate .................................................   $ 124,361      100,200
   Accrued real estate taxes and security deposits .........................      (1,072)   $  (1,014)
                                                                               ---------    ---------
                                                                               $ 123,289    $  99,186
                                                                               =========    =========

In conjunction with certain property sales, the Company provided seller financing:
   Notes receivable ........................................................   $    --      $   5,149
                                                                               =========    =========

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

9.   EARNINGS PER SHARE

     The computation of basic and diluted EPS is presented below:


                                                                                Six Months Ended            Three Months Ended
                                                                    -------------------------------  ------------------------------
                                                                    June 30, 2001     June 30, 2000  June 30, 2001   June 30, 2000
                                                                    --------------    -------------  -------------   -------------
Numerator:
 Net Income Before Extraordinary Loss ..............................  $     73,817    $     58,963    $     38,618    $     30,624
 Less: Preferred Stock Dividends ...................................       (15,539)        (16,422)         (7,328)         (8,211)
 Less: Minority Interest Allocable to Extraordinary Loss ...........        (1,597)           --            (1,597)           --
                                                                      ------------    ------------    ------------    ------------
 Net Income Available to Common Stockholders Before
     Extraordinary Loss, net of Minority Interest
     -For Basic and Diluted EPS ....................................        56,681          42,541          29,693          22,413
 Extraordinary Loss, net of Minority Interest.......................        (8,712)           --            (8,712)           --
                                                                      ------------    ------------    ------------    ------------
 Net Income Available to Common Stockholders
 -For Basic and Diluted EPS ........................................  $     47,969    $     42,541    $     20,981    $     22,413
                                                                      ============    ============    ============    ============
Denominator:

  Weighted Average Shares - Basic ..................................    39,196,852      38,558,694      39,440,432      38,736,752
  Effect of Dilutive Securities:

  Employee and Director Common Stock Options .......................       373,698         194,828         289,465         231,926
                                                                      ------------    ------------    ------------    ------------

  Weighted Average Shares- Diluted .................................    39,570,550      38,753,522      39,729,897      38,968,678
                                                                      ============    ============    ============    ============
Basic EPS:
  Net Income Available to Common Stockholders Before
     Extraordinary Loss, net of Minority Interest ..................  $       1.45    $       1.10    $        .75    $        .58
        Extraordinary Loss, net of Minority Interest ...............          (.22)           --              (.22)           --
                                                                      ------------    ------------    ------------    ------------
  Net Income Available to Common Stockholders ......................  $       1.22    $       1.10    $        .53    $        .58
                                                                      ============    ============    ============    ============

Diluted EPS:
  Net Income Available to Common Stockholders Before
     Extraordinary Loss, net of Minority Interest ..................  $       1.43    $       1.10    $        .75    $        .58
         Extraordinary Loss, net of Minority Interest ..............          (.22)           --              (.22)           --
                                                                      ------------    ------------    ------------    ------------
  Net Income Available to Common Stockholders ......................  $       1.21    $       1.10    $        .53    $        .58
                                                                      ============    ============    ============    ============



10.  COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is involved in legal actions arising from the operation of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.

     The Company has committed to the construction of 31 development projects totaling approximately 6.6 million square feet of GLA for an estimated investment of approximately $289.0 million. Of this amount, approximately $159.6 million remains to be funded. These developments are expected to be funded with cash flows from operations, borrowings under the Company's 2000 Unsecured Acquisition Facility and proceeds from the sale of select properties of the Company. The Company expects to place in service approximately 24 of the 31 development projects, comprising approximately 5.1 million square feet of GLA at an estimated investment of approximately $215.2 million, during the next twelve months.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


11.  SUBSEQUENT EVENTS

     From July 1, 2001 to August 3, 2001, the Company acquired six industrial properties for an aggregate purchase price of approximately $16,705, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold 20 industrial properties and several land parcels for approximately $42,347 of gross proceeds.

     On July 2, 2001, the Company paid second quarter preferred stock dividends of $54.688 per share (equivalent to $.54688 per Depositary Share) on its Series B Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, $49.687 per share (equivalent to $.49687 per Depositary Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its Series E Preferred Stock. The preferred stock dividends paid on July 2, 2001 totaled, in the aggregate, approximately $7,231.

     On July 23, 2001, the Company and the Operating Partnership paid a second quarter 2001 dividend/distribution of $.6575 per common share/Unit, totaling approximately $30,668.

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

     The Company was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 84.8% ownership interest at June 30, 2001. As of June 30, 2001, the Company owned 947 in-service properties located in 24 states, containing an aggregate of approximately 65.8 million square feet of gross leasable area ("GLA") and 14 properties held for redevelopment. Of the 947 in-service properties owned by the Company, 770 are held by the Operating Partnership, 109 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners, 52 are held by limited liability companies of which the Operating Partnership is the sole member and 16 are held by an entity wholly-owned by the Operating Partnership. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns 10% equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties (the "September 1998 Joint Venture" and the "September 1999 Joint Venture"). Minority interest in the Company at June 30, 2001 represents the approximate 15.2% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

RESULTS OF OPERATIONS

     At June 30, 2001, the Company owned 947 in-service properties with approximately 65.8 million square feet of GLA, compared to 975 in-service properties with approximately 68.3 million square feet of GLA at June 30, 2000. During the period between July 1, 2000 and June 30, 2001, the Company acquired 105 in-service properties containing approximately 5.6 million square feet of GLA, completed development of 18 properties and redevelopment of two properties totaling approximately 2.8 million square feet of GLA and sold 142 in-service properties totaling approximately 10.7 million square feet of GLA, one out of service property and several land parcels. The Company also took 14 properties out of service that are under redevelopment, comprising approximately .8 million square feet of GLA and placed in service three properties comprising approximately .6 million square feet of GLA.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 TO SIX MONTHS ENDED JUNE 30, 2000

     Rental income and tenant recoveries and other income increased by approximately $7.5 million or 3.9% due primarily to general rent increases and an increase in tenant recoveries related to an increase in property expenses (as discussed below) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Rental income and tenant recoveries and other income from properties owned prior to January 1, 2000 increased by approximately $4.5 million or 3.3% due primarily to general rent increases and an increase in tenant recoveries due to an increase in property expenses (as discussed below) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $2.7 million or 5.0%. The increase in repairs and maintenance is due to an increase in snow removal and related expenses. The increase in utilities is due to increases in gas and electricity expenses. The increase in insurance is due to an increase in insurance premiums. Property expenses from properties owned prior to January 1, 2000 increased by approximately $2.3 million or 5.9% due primarily to the explanations discussed above.

     General and administrative expense increased by approximately $1.4 million due primarily to general increases in employee compensation and the write-off of the Company's technology initiative investment.

     Interest expense increased by approximately $2.6 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 due primarily to a higher average debt balance outstanding. This was slightly offset by a decrease in the weighted average interest rate for the six months ended June 30, 2001 (7.19%) compared to the six months ended June 30, 2000 (7.29%) and an increase in capitalized interest for the six months ended June 30, 2001 due to an increase in development activities. The average debt balance outstanding for the six months ended June 30, 2001 and 2000 was approximately $1,310.5 million and $1,183.0 million, respectively.

     Amortization of deferred financing costs remained relatively unchanged.

     Depreciation and other amortization decreased by approximately $.7 million due primarily to the Company ceasing depreciation and amortization on properties it considers held for sale and due to properties sold subsequent to December 31, 1999. This decrease is offset by depreciation and amortization related to properties acquired or developed subsequent to December 31, 2000.

     Equity in income of joint ventures increased by approximately $.3 million due primarily due to an increase in gain on sale of real estate.

     The $29.7 million gain on sale of real estate for the six months ended June 30, 2001 resulted from the sale of 69 industrial properties and several land parcels. Gross proceeds from these sales were approximately $226.4 million.

     The $15.9 million gain on sale of real estate for the six months ended June 30, 2000 resulted from the sale of 35 industrial properties and several land parcels. Gross proceeds from these sales were approximately $136.2 million.

     The $10.3 million extraordinary loss for the six months ended June 30, 2001 is due to the early retirement of senior unsecured debt and various mortgage loans. The extraordinary loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing fees, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 TO THREE MONTHS ENDED JUNE 30,
2000

     Rental income and tenant recoveries and other income increased by approximately $3.2 million or 3.4% due primarily to general rent increases and an increase in tenant recoveries related to an increase in property expenses (as discussed below) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Rental income and tenant recoveries and other income from properties owned prior to January 1, 2000 increased by approximately $2.2 million or 3.1% due primarily to general rent increases and an increase in tenant recoveries due to an increase in property expenses (as discussed below) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $.5 million or 1.8%. The increase in real estate tax expense is due to an increase in real estate taxes in many of the Company's markets. The increase in repairs and maintenance is due to an increase in snow removal and related expenses. The increase in insurance is due to an increase in insurance premiums. This is offset by a decrease in property management fees and a decrease in other expense. Property expenses from properties owned prior to January 1, 2000 increased by approximately $.7 million or 3.5% due primarily to the explanations discussed above.

     General and administrative expense increased by approximately $.5 million due primarily to general increases in employee compensation and the write-off of the Company's technology initiative investment.

     Interest expense increased by approximately $1.1 million for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 due primarily to a higher average debt balance outstanding. This was slightly offset by a decrease in the weighted average interest rate for the three months ended June 30, 2001 (7.12%) compared to the three months ended June 30, 2000 (7.30%) and an increase in capitalized interest for the three months ended June 30, 2001 due to an increase in development activities. The average debt balance outstanding for the three months ended June 30, 2001 and 2000 was approximately $1,332.1 million and $1,196.1 million, respectively.

     Amortization of deferred financing costs remained relatively unchanged.

     Depreciation and other amortization decreased by approximately $.4 million due primarily to the Company ceasing depreciation and amortization on properties it considers held for sale and due to properties sold subsequent to December 31, 1999. This decrease is offset by depreciation and amortization related to properties acquired or developed subsequent to December 31, 2000.

     Equity in income of joint ventures increased by approximately $.2 million due primarily to an increase in gain on sale of real estate.

     The $15.8 million gain on sale of real estate for the three months ended June 30, 2001 resulted from the sale of 45 industrial properties and several land parcels. Gross proceeds from these sales were approximately $165.5 million.

     The $10.1 million gain on sale of real estate for the three months ended June 30, 2000 resulted from the sale of 24 industrial properties and several land parcels. Gross proceeds from these sales were approximately $81.1 million.

     The $10.3 million extraordinary loss for the three months ended June 30, 2001 is due to the early retirement of senior unsecured debt and various mortgage loans. The extraordinary loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing fees, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, the Company's cash and cash equivalents was approximately $8.7 million and restricted cash was approximately $52.2 million. Included in restricted cash are approximately $1.3 million of cash reserves required to be set aside under the Company's $40.0 million mortgage loan (the "1995 Mortgage Loan") for payments of security deposit refunds, tenant improvements, capital expenditures, interest, real estate taxes and insurance. The portion of the cash reserve relating to payments for capital expenditures, interest, real estate taxes and insurance for properties collateralizing the 1995 Mortgage Loan is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserve relating to security deposit refunds for the tenants occupying the properties collateralizing the 1995 Mortgage Loan is adjusted as tenants turn over. Also included in restricted cash is approximately $50.9 million of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Company exchanges properties under Section 1031 of the Internal Revenue Code.

SIX MONTHS ENDED JUNE 30, 2001

     Net cash provided by operating activities of approximately $74.9 million for the six months ended June 30, 2001 was comprised primarily of net income before minority interest of approximately $72.3 million and adjustments for non-cash items of approximately $17.5 million, offset by the net change in operating assets and liabilities of approximately $14.9 million. The adjustments for the non-cash items of approximately $17.5 million are primarily comprised of depreciation and amortization of approximately $38.1 million and an extraordinary loss of approximately $10.3 million from the early retirement of debt, offset by the gain on sale of real estate of approximately $29.7 million and the effect of the straight-lining of rental income of approximately $1.2 million.

     Net cash used in investing activities of approximately $15.2 million for the six months ended June 30, 2001 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by the net proceeds from the sale of real estate, distributions from the Company's two industrial real estate joint ventures and the repayment of mortgage loans receivable.

     Net cash used in financing activities of approximately $58.7 million for the six months ended June 30, 2001 was comprised primarily of repayments on mortgage loans payable, the repurchase of restricted stock, the purchase of U.S. Government securities used as substitute collateral to execute a legal defeasance of a portion of the 1995 Mortgage Loan, common and preferred stock dividends and unit distributions, debt issuance costs incurred in conjunction with the 2011 Notes (defined below), repayment of senior unsecured debt and prepayment fees incurred in the early retirement of the Acquisition Mortgage Loan I (defined below) and the Acquisition Mortgage Loan II (defined below), redemption of the Company's Series A Preferred Stock (defined below), and the net repayments under the Company's $300 million unsecured line of credit (the "2000 Unsecured Acquisition Facility"), offset by the proceeds from the issuance of senior unsecured debt and net proceeds from the exercise of employee stock options.

SIX MONTHS ENDED JUNE 30, 2000

     Net cash provided by operating activities of approximately $68.9 million for the six months ended June 30, 2000 was comprised primarily of net income before minority interest of approximately $67.1 million and adjustments for non-cash items of approximately $20.7 million, offset by the net change in operating assets and liabilities of approximately $18.9 million. The adjustments for the non-cash items of approximately $20.7 million are primarily comprised of depreciation and amortization of approximately $37.4 million, offset by the gain on sale of real estate of approximately $15.9 million and the effect of the straight-lining of rental income of approximately $.8 million.

     Net cash used in investing activities of approximately $62.3 million for the six months ended June 30, 2000 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by the net proceeds from the sale of real estate, distributions from one of the Company's two industrial real estate joint ventures and the repayment of mortgage loans receivable.

     Net cash used in financing activities of approximately $3.7 million for the six months ended June 30, 2000 was comprised primarily of repayments on mortgage loans payable, the purchase of treasury shares, the purchase of U.S. Government securities used as substitute collateral to execute a legal defeasance of a portion of the 1995 Mortgage Loan, common and preferred stock dividends and unit distributions and debt issuance costs incurred in conjunction with the 2000 Unsecured Acquisition Facility, offset by the net borrowings under the Company's lines of credit and net proceeds from the exercise of employee stock options.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

     During the six months ended June 30, 2001, the Company purchased 51 industrial properties comprising, in the aggregate, approximately 2.4 million square feet of GLA and several land parcels, for an aggregate purchase price of approximately $124.4 million, excluding costs incurred in conjunction with the acquisition of the properties. Two of the 51 industrial properties acquired, comprising approximately .1 million square feet of GLA, were acquired from the 1998 Joint Venture for an aggregate purchase price of approximately $5.8 million, excluding costs incurred in conjunction with the acquisition of the properties. The Company also completed the development of five industrial properties comprising approximately 1.0 million square feet of GLA at a cost of approximately $36.2 million.

     During the six months ended June 30, 2001, the Company sold 69 industrial properties comprising approximately 5.1 million square feet of GLA and several land parcels. Gross proceeds from these sales were approximately $226.4 million.

     The Company has committed to the construction of 31 development projects totaling approximately 6.6 million square feet of GLA for an estimated investment of approximately $289.0 million. Of this amount, approximately $159.6 million remains to be funded. These developments are expected to be funded with cash flows from operations, borrowings under the Company's 2000 Unsecured Acquisition Facility and proceeds from the sale of select properties of the Company. The Company expects to place in service approximately 24 of the 31 development projects, comprising approximately 5.1 million square feet of GLA at an estimated investment of approximately $215.2 million, during the next twelve months.

REAL ESTATE HELD FOR SALE

     The Company plans on exiting the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids and Long Island and continually engages in evaluating its other real estate markets for potential sales candidates. At June 30, 2001, the Company had 65 industrial properties comprising approximately 7.1 million square feet of GLA held for sale. Income from operations of the 65 industrial properties held for sale for the six months ended June 30, 2001 and 2000 is approximately $10.2 million and $8.1 million, respectively. Income from operations of the 65 industrial properties held for sale for the three months ended June 30, 2001 and 2000 is approximately $5.1 million and $4.0 million, respectively. Net carrying value of the 65 industrial properties held for sale at June 30, 2001 is approximately $176.9 million. There can be no assurance that such properties held for sale will be sold.

INVESTMENTS IN JOINT VENTURES

     During the six months ended June 30, 2001, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, approximately $1.2 million in asset management and property management fees from the September 1998

Joint Venture and the September 1999 Joint Venture, collectively. The Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, distributions of approximately $.6 million from the September 1998 Joint Venture and the September 1999 Joint Venture. As of June 30, 2001, the September 1998 Joint Venture owned 121 industrial properties comprising approximately 6.3 million square feet of GLA and the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA.

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

     On October 23, 1997, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $4.2 million (the "Acquisition Mortgage Loan I") in conjunction with the acquisition of a portfolio of properties. The Acquisition Mortgage Loan I was collateralized by a property in Bensenville, Illinois, bore interest at a fixed rate of 8.5% and provided for monthly principal and interest payments based upon a 15-year amortization schedule. On May 31, 2001, the Company, through the Operating Partnership, paid off and retired the Acquisition Mortgage Loan I. Due to the retirement of the Acquisition Mortgage Loan I, the Company has recorded an extraordinary loss of approximately $.1 million due to a prepayment fee.

     On December 9, 1997, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $8.0 million (the "Acquisition Mortgage Loan II") in conjunction with the acquisition of a portfolio of properties. The Acquisition Mortgage Loan II was collateralized by ten properties in St. Charles, Louisiana, bore interest at a fixed rate of 7.75% and provided for monthly principal and interest payments based upon a 22-year amortization schedule. On June 27, 2001, the Company, through the Operating Partnership, paid off and retired the Acquisition Mortgage Loan II. Due to the retirement of the Acquisition Mortgage Loan II, the Company has recorded an extraordinary loss of approximately $.9 million due to a prepayment fee.

SENIOR UNSECURED DEBT

     On March 19, 2001, the Company, through the Operating Partnership, issued $200 million of senior unsecured debt which matures on March 15, 2011 and bears a coupon interest rate of 7.375% (the "2011 Notes"). The issue price of the 2011 Notes was 99.695%. Interest is paid semi-annually in arrears on September 15 and March 15. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Notes prior to issuance. The Company settled the interest rate protection agreement for approximately $.4 million of proceeds which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Notes as an adjustment to interest expense. The 2011 Notes contain certain covenants including limitations on incurrence of debt and debt service coverage.

     On March 31, 1998, the Company, through the Operating Partnership, issued $100 million of Dealer remarketable securities which were to mature on April 5, 2011 and bore a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. On April 5, 2001 the Company paid off and retired the 2011 Drs. for a payment of approximately $105.6 million. In conjunction with the forecasted retirement of the 2011 Drs., the Company entered into an interest rate protection agreement which fixed the retirement price of the 2011 Drs. On April 2, 2001, this interest rate protection agreement was settled for a payment of approximately $.6 million. Due to the retirement of the 2011 Drs., the Company has recorded an extraordinary loss of approximately $9.2 million comprised of the amount paid above the 2011 Drs. carrying value, the write-off of unamortized deferred financing fees, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the 2011 Drs. prior to issuance, the settlement of the interest rate protection agreement as discussed above, legal costs and other expenses.

PREFERRED STOCK

     In 1995, the Company issued 1,650,000 shares of 9.5%, $ .01 par value, Series A Cumulative Preferred Stock (the "Series A Preferred Stock") at an initial offering price of $25 per share. On or after November 17, 2000, the Series A Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at $25 per share, or $41.3 million in the aggregate, plus dividends accrued and unpaid to the redemption date. On March 9, 2001, the Company called for the redemption of all of the outstanding Series A Preferred Stock at the price of $25 per share, plus accrued and unpaid dividends. The Company redeemed the Series A Preferred Stock on April 9, 2001 and paid a prorated second quarter dividend of $.05872 per share, totaling approximately $.1 million.

MARKET RISK

     The following discussion about the Company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at June 30, 2001 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

     In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

     At June 30, 2001, $141.0 million (approximately 11% of total debt at June 30, 2001) of the Company's debt was variable rate debt (all of the variable rate debt relates to the Company's 2000 Unsecured Acquisition Facility) and $1,138.2 million (approximately 89% of total debt at June 30, 2001) was fixed rate debt. The Company also has outstanding a written put option (the "Written Option") which was issued in conjunction with the initial offering of one tranche of senior unsecured debt. Currently, the Company does not enter into financial instruments for trading or other speculative purposes.

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

     Based upon the amount of variable rate debt outstanding at June 30, 2001, a 10% increase or decrease in the interest rate on the Company's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.7 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at June 30, 2001 by approximately $53.6 million to $1,056.3 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at June 30, 2001 by approximately $59.2 million to $1,169.1 million. A 10% increase in interest rates would decrease the fair value of the Written Option at June 30, 2001 by approximately $1.6 million to $4.0 million. A 10% decrease in interest rates would increase the fair value of the Written Option at June 30, 2001 by approximately $2.0 million to $7.6 million.

ISSUANCE OF RESTRICTED STOCK AND EMPLOYEE STOCK OPTIONS

     During the six months ended June 30, 2001, the Company awarded 94,450 shares of restricted common stock to certain employees and 1,762 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $3.1 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

     During the six months ended June 30, 2001, the Company issued 1,030,900 non-qualified employee stock options to certain officers, Directors and employees of the Company. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $31.05-33.125 per share and expire ten years from the date of grant.

COMMON STOCK

     During the six months ended June 30, 2001, certain employees of the Company exercised 523,048 non-qualified employee stock options. Gross proceeds to the Company were approximately $13.9 million.

DIVIDENDS/DISTRIBUTIONS

     On January 2, 2001 and April 2, 2001, the Company paid quarterly preferred stock dividends of $.59375 per share on its Series A Preferred Stock, $54.688 per share (equivalent to $.54688 per Depositary Share) on its Series B Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, $49.687 per share (equivalent to $.49687 per Depositary Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its Series E Preferred Stock. The preferred stock dividends paid on January 2, 2001 and April 2, 2001 totaled, in the aggregate, approximately $8.2 million per quarter.

     On January 22, 2001, the Company and the Operating Partnership paid a fourth quarter 2000 distribution of $.6575 per common share/Unit, totaling approximately $30.3 million.

     On April 9, 2001, the Company paid a prorated second quarter dividend of $.05872 per share, totaling approximately $.1 million, on its Series A Preferred Stock.

     On April 23, 2001, the Company and the Operating Partnership paid a first quarter 2001 dividend/distribution of $.6575 per common share/Unit, totaling approximately $30.5 million.

SUBSEQUENT EVENTS

     From July 1, 2001 to August 3, 2001, the Company acquired six industrial properties for an aggregate purchase price of approximately $16.7 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold 20 industrial properties and several land parcels for approximately $42.3 million of gross proceeds.

     On July 2, 2001, the Company paid second quarter preferred stock dividends of $54.688 per share (equivalent to $.54688 per Depositary Share) on its Series B Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, $49.687 per share (equivalent to $.49687 per Depositary Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its Series E Preferred Stock. The preferred stock dividends paid on July 2, 2001 totaled, in the aggregate, approximately $7.2 million.

     On July 23, 2001, the Company and the Operating Partnership paid a second quarter 2001 dividend/distribution of $.6575 per common share/Unit, totaling approximately $30.7 million.

SHORT-TERM AND LONG-TERM LIQUIDITY NEEDS

     The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principle short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be met with cash flows provided by operating activities.

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term secured and unsecured indebtedness and the issuance of additional equity securities. As of June 30, 2001, $589.2 million of common stock, preferred stock and depositary shares and $100.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. As of August 3, 2001, $589.2 million of common stock, preferred stock and depositary shares and $500.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under the 2000 Unsecured Acquisition Facility. At June 30, 2001, borrowings under the 2000 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 4.8%. The 2000 Unsecured Acquisition Facility bears interest at a floating rate of LIBOR plus
 .80%, or the Prime Rate, at the Company's election. As of August 3, 2001, the Company had approximately $148.3 million available for additional borrowings under the 2000 Unsecured Acquisition Facility.

OTHER

     On January 1, 2001, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Hedging Activities- An Amendment of FAS Statement 133". FAS 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, FAS 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustment will affect either other comprehensive income (shareholders' equity) or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. FAS 133, as amended, also requires that any gains or losses on derivative instruments that are reported independently as deferred gains or losses (assets or liabilities) in the statement of financial position at the date of initial application shall be derecognized and reported as a cumulative transition adjustment in other comprehensive income.

     In conjunction with prior issuances of senior unsecured debt, the Company entered into interest rate protection agreements to fix the interest rate on anticipated offerings of unsecured debt. On January 1, 2001, the Company derecognized the deferred settlement amounts relating to these settled interest rate protection agreements and recorded in other comprehensive income a cumulative transition adjustment expense of approximately $14.9 million.

     In March 2001, the Company entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. In conjunction with the offering of the 2011 Notes, the Company settled this interest rate protection agreement and received approximately $.4 million, which is shown in other comprehensive income. The

Company is amortizing this settlement amount into net income as an adjustment to interest expense over the life of the 2011 Notes.

     In March 2001, the Company entered into an interest rate protection agreement which fixed the retirement price on a forecasted retirement of unsecured debt which it designated as a cash flow hedge. In conjunction with the retirement of the 2011 Drs. in April 2001, the Company settled this interest rate protection agreement for a payment of approximately $.6 million which is a component of the extraordinary loss the Company has recognized relating to the retirement of the 2011 Drs.

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


ITEM 1. LEGAL PROCEEDINGS
   None.

ITEM 2. CHANGES IN SECURITIES
   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On May 16, 2001, First Industrial Realty Trust, Inc. ("the Company") held its Annual Meeting of Stockholders. At the meeting, three Class I directors of the Company were elected to serve until the 2004 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The votes cast for each director were as follows:

   For election of Jay H. Shidler
   Votes for: 32,481,392
   Votes withheld: 1,444,310

   For election of John L. Lesher
   Votes for: 33,659,106
   Votes withheld: 266,596

   For election of J. Steven Wilson
   Votes for: 33,669,366
   Votes withheld: 256,336

   The Company's 2001 Stock Incentive Plan was approved at the meeting with 18,024,569 shares voting in favor, 6,379,886 shares voting against, 352,182 shares abstaining and 9,169,065 broker non-votes.

   In addition, the appointment of PricewaterhouseCoopers LLP, as independent auditors of the Company for the fiscal year ending December 31, 2001 was ratified at the meeting with 33,516,272 shares voting in favor, 79,634 shares voting against and 329,796 shares abstaining.

   Michael W. Brennan, Michael G. Damone and Kevin W. Lynch continue to serve as Class II directors until their present terms expire in 2002 and their successors are duly elected. John Rau, Robert J. Slater and W. Ed Tyler continue to serve as Class III directors until their present terms expire in 2003 and their successors are duly elected.

ITEM 5. OTHER INFORMATION
   Not Applicable

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

a)    Exhibits:
         None.

b)    Report on Form 8-K:

         Report on Form 8-K filed April 10, 2001, dated April 10, 2001 reporting the redemption of all of the Company's outstanding 9 1/2 % Series A Cumulative Preferred Stock.

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



                                FIRST INDUSTRIAL REALTY TRUST, INC.


Date: August 10, 2001           By: /s/ Michael J. Havala
                                   --------------------------------
                                   Michael J. Havala
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.   Description
----------    -----------
None.