Form 10-Q
period 2001-09-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 2001-10-30
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

Number of shares of Common Stock, $.01 par value, outstanding as of October 23, 2001: 39,196,104

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                                      INDEX



                                                                                                    PAGE
                                                                                                    ----
PART I:  FINANCIAL INFORMATION

  Item 1.  Financial Statements


     Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000.................     2

     Consolidated  Statements  of  Operations  for the Nine Months Ended  September 30, 2001 and
     September 30, 2000.........................................................................     3

     Consolidated  Statements  of Operations  for the Three Months Ended  September 30, 2001 and
     September 30, 2000.........................................................................     4

     Consolidated  Statements  of Cash Flows for the Nine Months  Ended  September  30, 2001 and
     September 30, 2000.........................................................................     5

     Notes to Consolidated Financial Statements ................................................     6-16


  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations ................................................................     17-26

  Item 3. Quantitative and Qualitative Disclosures About Market Risk............................     26


PART II:  OTHER INFORMATION

  Item 1.  Legal Proceedings ...................................................................     27
  Item 2.  Changes in Securities ...............................................................     27
  Item 3.  Defaults Upon Senior Securities......................................................     27
  Item 4.  Submission of Matters to a Vote of Security Holders .................................     27
  Item 5.  Other Information ...................................................................     27
  Item 6.  Exhibits and Report on Form 8-K......................................................     27



SIGNATURE ......................................................................................     29


EXHIBIT INDEX ..................................................................................     30

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       FIRST INDUSTRIAL REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                        September 30,     December 31,
                                                                             2001             2000
                                                                        -------------     ------------
                                            ASSETS
Assets:
   Investment in Real Estate:
      Land .........................................................     $   406,485      $   397,624
      Buildings and Improvements ...................................       1,991,623        1,989,034
      Furniture, Fixtures and Equipment ............................           1,333            1,437
      Construction in Progress .....................................         127,776           52,715
      Less: Accumulated Depreciation ...............................        (242,792)        (219,701)
                                                                         -----------      -----------
              Net Investment in Real Estate ........................       2,284,425        2,221,109

   Real Estate Held for Sale, Net of Accumulated Depreciation and
      Amortization of $24,745 at September 30, 2001 and $26,318 at
      December 31, 2000 ............................................         169,494          236,422
   Cash and Cash Equivalents .......................................          13,244            7,731
   Restricted Cash .................................................          47,397           24,215
   Tenant Accounts Receivable, Net .................................          10,632            9,793
   Investments in Joint Ventures ...................................           5,818            6,158
   Deferred Rent Receivable ........................................          15,469           14,790
   Deferred Financing Costs, Net ...................................          12,145           12,154
   Prepaid Expenses and Other Assets, Net ..........................          76,763           86,121
                                                                         -----------      -----------
              Total Assets .........................................     $ 2,635,387      $ 2,618,493
                                                                         ===========      ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage Loans Payable, Net .....................................     $    89,273      $   102,575
   Senior Unsecured Debt, Net ......................................       1,048,457          948,781
   Acquisition Facility Payable ....................................         152,000          170,000
   Accounts Payable and Accrued Expenses ...........................          74,809           93,336
   Rents Received in Advance and Security Deposits .................          21,700           20,104
   Dividends/Distributions Payable .................................          37,891           38,492
                                                                         -----------      -----------
              Total Liabilities ....................................       1,424,130        1,373,288
                                                                         -----------      -----------

Minority Interest ..................................................         181,609          186,833
Commitments and Contingencies ......................................            ---              ---

Stockholders' Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized,
    40,000, 20,000, 50,000 and 30,000 shares of Series B, C, D and E Cumulative Preferred Stock, respectively, issued and outstanding at September 30, 2001 and December 31, 2000,
    having a liquidation preference of $2,500 per share
    ($100,000), $2,500 per share ($50,000), $2,500 per share
    ($125,000) and $2,500 per share ($75,000), respectively, and
    1,650,000 shares of Series A Cumulative Preferred Stock
    issued and outstanding at December 31, 2000, having
    a liquidation preference of $25 per share ($41,250))............               1               18
Common Stock ($.01 par value, 100,000,000 shares authorized,
    40,210,729 and 39,238,386  shares issued and 39,638,829 and
    38,844,086 shares outstanding at September  30, 2001 and
    December 31, 2000, respectively) ...............................             402              392
Additional Paid-in-Capital .........................................       1,194,226        1,205,052
Distributions in Excess of Accumulated Earnings ....................        (129,631)        (126,962)
Unearned Value of Restricted Stock Grants ..........................          (7,429)          (8,812)
Amortization of Stock Based Compensation ...........................           1,121              383
Accumulated Other Comprehensive Loss ...............................         (12,202)            ---
Treasury Shares at Cost (571,900 shares at September 30, 2001 and
    394,300 shares at December 31, 2000) ...........................         (16,840)         (11,699)
                                                                         -----------      -----------
              Total Stockholders' Equity ...........................       1,029,648        1,058,372
                                                                         -----------      -----------
              Total Liabilities and Stockholders' Equity ...........     $ 2,635,387      $ 2,618,493
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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                              Nine Months              Nine Months
                                                                                  Ended                   Ended
                                                                           September 30, 2001       September 30, 2000
                                                                           -------------------      -------------------
Revenues:
   Rental Income ........................................................       $ 221,268                $ 224,499
   Tenant Recoveries and Other Income ...................................          69,261                   61,466
                                                                                ---------                ---------
             Total Revenues .............................................         290,529                  285,965
                                                                                ---------                ---------

Expenses:
   Real Estate Taxes ....................................................          44,224                   44,512
   Repairs and Maintenance ..............................................          14,906                   12,942
   Property Management ..................................................           9,870                   10,462
   Utilities ............................................................           7,715                    7,409
   Insurance ............................................................           1,611                    1,113
   Other ................................................................           3,685                    4,542
   General and Administrative ...........................................          13,695                   12,586
   Interest Expense .....................................................          62,722                   61,425
   Amortization of Deferred Financing Costs .............................           1,357                    1,323
   Depreciation and Other Amortization ..................................          52,098                   50,035
                                                                                ---------                ---------
              Total Expenses ............................................         211,883                  206,349
                                                                                ---------                ---------

Income from Operations Before Equity in Income of Joint Ventures and
   Income Allocated to Minority Interest ................................          78,646                   79,616
Equity in Income of Joint Ventures ......................................             751                      189
Income Allocated to Minority Interest ...................................         (14,602)                 (12,150)
                                                                                ---------                ---------
Income from Operations ..................................................          64,795                   67,655
Gain on Sale of Real Estate .............................................          48,506                   22,211
                                                                                ---------                ---------
Income Before Extraordinary Loss ........................................         113,301                   89,866
Extraordinary Loss ......................................................         (10,309)                   ---
                                                                                ---------                ---------
Net Income ..............................................................         102,992                   89,866
Less: Preferred Stock Dividends .........................................         (22,770)                 (24,633)
                                                                                ---------                ---------
Net Income Available to Common Stockholders .............................       $  80,222                $  65,233
                                                                                =========                =========

Net Income Available to Common Stockholders Before Extraordinary Loss
   Per Weighted Average Common Share Outstanding:
       Basic ............................................................       $    2.26                $    1.69
                                                                                =========                =========
       Diluted ..........................................................       $    2.25                $    1.68
                                                                                =========                =========

Net Income Available to Common Stockholders Per Weighted Average
   Common Share Outstanding:
       Basic ............................................................       $    2.04                $    1.69
                                                                                =========                =========
       Diluted ..........................................................       $    2.03                $    1.68
                                                                                =========                =========

Net Income ..............................................................       $ 102,992                $  89,866

Other Comprehensive Income (Loss):
   Cumulative Transition Adjustment .....................................         (14,920)                   ---
   Settlement of Interest Rate Protection Agreements ....................            (191)                   ---
   Write-off of Unamortized Interest Rate Protection Agreement Due to the
       Early Retirement of Debt .........................................           2,156                    ---
   Amortization of Interest Rate Protection Agreements ..................             753                    ---
                                                                                ---------                ---------
Comprehensive Income ....................................................       $  90,790                $  89,866
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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                            Three Months          Three Months
                                                                               Ended                 Ended
                                                                         September 30, 2001    September 30, 2000
                                                                         ------------------    -------------------
Revenues:
   Rental Income ...................................................          $ 71,429              $ 75,863
   Tenant Recoveries and Other Income ..............................            22,222                20,688
                                                                              --------              --------
         Total Revenues ............................................            93,651                96,551
                                                                              --------              --------

Expenses:
   Real Estate Taxes ...............................................            14,250                15,076
   Repairs and Maintenance .........................................             4,454                 4,113
   Property Management .............................................             2,899                 3,329
   Utilities .......................................................             1,964                 2,480
   Insurance .......................................................               402                   492
   Other ...........................................................             1,329                 1,464
   General and Administrative ......................................             4,042                 4,357
   Interest Expense ................................................            20,089                21,349
   Amortization of Deferred Financing Costs ........................               459                   424
   Depreciation and Other Amortization .............................            17,624                14,873
                                                                              --------              --------
         Total Expenses ............................................            67,512                67,957
                                                                              --------              --------

Income from Operations Before Equity in Income of Joint Ventures and
   Income Allocated to Minority Interest ...........................            26,139                28,594
Equity in Income of Joint Ventures .................................               315                    70
Income Allocated to Minority Interest ..............................            (5,778)               (4,041)
                                                                              --------              --------
Income from Operations .............................................            20,676                24,623
Gain on Sale of Real Estate ........................................            18,808                 6,280
                                                                              --------              --------
Net Income .........................................................            39,484                30,903
Less: Preferred Stock Dividends ....................................            (7,231)               (8,211)
                                                                              --------              --------
Net Income Available to Common Stockholders ........................          $ 32,253              $ 22,692
                                                                              ========              ========


Net Income Available to Common Stockholders Per Weighted Average
   Common Share Outstanding:
         Basic .....................................................          $    .81              $    .58
                                                                              ========              ========
         Diluted ...................................................          $    .81              $    .58
                                                                              ========              ========

Net Income .........................................................          $ 39,484              $ 30,903

Other Comprehensive Income:
         Amortization of Interest Rate Protection Agreements .......                51                 ---
                                                                              --------              --------
Comprehensive Income ...............................................          $ 39,535              $ 30,903
                                                                              ========              ========



    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                            Nine Months Ended    Nine Months Ended
                                                                            September 30, 2001   September 30, 2000
                                                                            ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income .........................................................          $ 102,992           $  89,866
   Income Allocated to Minority Interest ..............................             14,602              12,150
                                                                                 ---------           ---------
   Income Before Minority Interest ....................................            117,594             102,016

   Adjustments to Reconcile Net Income to Net Cash Provided
   by Operating Activities:
       Depreciation ...................................................             45,048              45,104
       Amortization of Deferred Financing Costs .......................              1,357               1,323
       Other Amortization .............................................             11,098               6,468
       Equity in Income of Joint Ventures .............................               (751)               (189)
       Distributions from Joint Ventures ..............................                751                 189
       Gain on Sale of Real Estate ....................................            (48,506)            (22,211)
       Extraordinary Loss .............................................             10,309               ---
       Increase in Tenant Accounts Receivable and Prepaid
         Expenses and Other Assets, Net ...............................            (11,998)            (21,147)
       Increase in Deferred Rent Receivable ...........................             (2,696)               (882)
       (Decrease) Increase in Accounts Payable and Accrued Expenses and
         Rents Received in Advance and Security Deposits ..............             (5,145)             25,628
       Decrease in Restricted Cash ....................................                 91                 170
                                                                                 ---------           ---------
            Net Cash Provided by Operating Activities .................            117,152             136,469
                                                                                 ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of and Additions to Investment in Real Estate ............           (298,218)           (330,050)
   Net Proceeds from Sales of Investment in Real Estate ...............            288,562             180,526
   Contributions to and Investments in Joint Ventures .................              ---                   (37)
   Distributions from Joint Ventures ..................................                340                 481
   Repayment of Mortgage Loans Receivable .............................              9,819              14,887
   Increase in Restricted Cash ........................................            (23,273)            (20,432)
                                                                                 ---------           ---------
            Net Cash Used in Investing Activities .....................            (22,770)           (154,625)
                                                                                 ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Proceeds from Exercise of Employee Stock Options ...............             16,646               8,007
   Repurchase of Restricted Stock .....................................             (1,866)              ---
   Purchase of Treasury Shares ........................................             (5,141)            (11,699)
   Purchase of U.S. Government Securities .............................             (1,123)             (1,244)
   Proceeds from Senior Unsecured Debt ................................            199,390               ---
   Repayments of Senior Unsecured Debt ................................           (100,000)              ---
   Redemption of Preferred Stock ......................................            (41,295)              ---
   Dividends/Distributions ............................................            (91,543)            (85,229)
   Preferred Stock Dividends ..........................................            (23,750)            (16,422)
   Repayments on Mortgage Loans Payable ...............................            (13,245)             (1,710)
   Proceeds from Acquisition Facility Payable .........................            322,300             195,500
   Repayments on Acquisition Facility Payable .........................           (340,300)            (67,300)
   Cost of Debt Issuance and Prepayment Fees ..........................             (8,942)             (2,322)
                                                                                 ---------           ---------
            Net Cash (Used in) Provided by Financing Activities .......            (88,869)             17,581
                                                                                 ---------           ---------

Net Increase (Decrease) in Cash and Cash Equivalents ..................              5,513                (575)
Cash and Cash Equivalents, Beginning of Period ........................              7,731               2,609
                                                                                 ---------           ---------
Cash and Cash Equivalents, End of Period ..............................          $  13,244           $   2,034
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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.   ORGANIZATION AND FORMATION OF COMPANY

     First Industrial Realty Trust, Inc. (the "Company") was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 85% ownership interest at September 30, 2001. As of September 30, 2001, the Company owned 930 in-service properties located in 24 states, containing an aggregate of approximately 64.3 million square feet of gross leasable area ("GLA"). Of the 930 in-service properties owned by the Company, 765 are held by the Operating Partnership, 106 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners, 45 are held by limited liability companies of which the Operating Partnership is the sole member and 14 are held by an entity wholly-owned by the Operating Partnership. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns 10% equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties (the "September 1998 Joint Venture" and the "September 1999 Joint Venture"). Minority interest in the Company at September 30, 2001 represents the approximate 15% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

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

     In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2001 and December 31, 2000, and the reported amounts of revenues and expenses for each of the nine and three months ended September 30, 2001 and 2000. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Company as of September 30, 2001 and the results of its operations for each of the nine months and three months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000.

Tenant Accounts Receivable, Net:

     The Company provides an allowance for doubtful accounts against the portion of tenants accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of approximately $2,050 as of September 30, 2001 and December 31, 2000.

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

     In conjunction with prior issuances of senior unsecured debt, the Company entered into interest rate protection agreements to fix the interest rate on anticipated offerings of unsecured debt. On January 1, 2001, the Company derecognized the deferred settlement amounts relating to these settled interest rate protection agreements and recorded in other comprehensive income a cumulative transition adjustment expense of approximately $14,920. The Company will amortize approximately $257 into net income as an adjustment to interest expense in the next twelve months relating to these interest rate protection agreements.

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

     In September 2001, the Company entered into two interest rate protection agreements which fixed the interest rate on a portion of the Company's outstanding borrowings on its $300,000 unsecured line of credit. The Company designated both of these transactions as cash flow hedges. The first interest rate protection agreement has a notional value of $25,000, is effective from October 5, 2001 through October 5, 2002 and fixed the LIBOR rate at 2.5775%. The second interest rate protection agreement has a notional value of $25,000, is effective from October 5, 2001 through July 5, 2003 and fixed the LIBOR rate at 3.0775%. Any payments or receipts from these interest rate protection agreements will be treated as a component of interest expense. The Company anticipates that both interest rate protection agreements will be 100% effective and, as a result, the change in value of both interest rate protection agreements will be shown in other comprehensive income.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     The following is a roll-forward of the accumulated other comprehensive loss balance relating to these derivative transactions:

          Balance at December 31, 2000 ..........................................     $  ---
               Cumulative Transition Adjustment .................................      (14,920)
               Settlement of Interest Rate Protection Agreements ................         (191)
               Write-off of Unamortized Interest Rate Protection Agreement Due to
                     The Early Retirement of Debt ...............................        2,156
               Amortization of Interest Rate Protection Agreements ..............          753
                                                                                      --------
          Balance at September 30, 2001 .........................................     $(12,202)
                                                                                      ========

     On October 3, 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect the pronouncement to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.

Reclassification:

     Certain 2000 items have been reclassified to conform to the 2001 presentation.


3.   INVESTMENTS IN JOINT VENTURES

     During the nine months ended September 30, 2001, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, approximately $1,771 in asset management and property management fees from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively. The Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $985 and $106 from the September 1998 Joint Venture and the September 1999 Joint Venture, respectively. As of September 30, 2001, the September 1998 Joint Venture owned 119 industrial properties comprising approximately 6.0 million square feet of GLA and the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA.


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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

     The following table discloses certain information regarding the Company's mortgage loans payable, senior unsecured debt and acquisition facility payable:

                                                                                                      INTEREST
                                       OUTSTANDING  BALANCE AT         ACCRUED INTEREST PAYABLE AT     RATE AT
                                    ------------------------------     ---------------------------   -------------
                                    SEPTEMBER 30,     DECEMBER 31,     SEPTEMBER 30,  DECEMBER 31,   SEPTEMBER 30,   MATURITY
                                        2001              2000             2001           2000           2001          DATE
                                    -------------     ------------     -------------  ------------   -------------   --------
MORTGAGE LOANS PAYABLE, NET
1995 Mortgage Loan ................  $   38,204  (1)   $   38,604        $    153     $      163        7.220%        1/11/26  (1)
CIGNA Loan ........................      33,403            33,952             209            212        7.500%        4/01/03
Assumed Loans .....................       6,661             7,995             ---            ---        9.250%        1/01/13
LB Mortgage Loan  II ..............         705               705               5              5        8.000%           (2)
Acquisition Mortgage Loan I .......         ---             3,294             ---            ---        8.500%        8/01/08  (7)
Acquisition Mortgage Loan II ......         ---             7,432             ---            ---        7.750%        4/01/06  (7)
Acquisition Mortgage Loan III .....       3,104             3,214             ---            ---        8.875%        6/01/03
Acquisition Mortgage Loan IV ......       2,305             2,364             ---             17        8.950%       10/01/06
Acquisition Mortgage Loan V .......       2,681  (3)        2,729  (3)        ---            ---        9.010%        9/01/06
Acquisition Mortgage Loan VI ......         930  (3)          957  (3)        ---            ---        8.875%       11/01/06
Acquisition Mortgage Loan VII .....       1,280  (3)        1,329  (3)        ---            ---        9.750%        3/15/02
                                     ----------        ----------        --------     ----------
Total .............................  $   89,273        $  102,575        $    367     $      397
                                     ==========        ==========        ========     ==========

SENIOR UNSECURED DEBT, NET
2005 Notes ........................  $   50,000        $   50,000        $  1,246     $      383        6.900%       11/21/05
2006 Notes ........................     150,000           150,000           3,500            875        7.000%       12/01/06
2007 Notes ........................     149,970  (4)      149,966  (4)      4,307          1,457        7.600%        5/15/07
2011 PATS .........................      99,552  (4)       99,517  (4)      2,786            942        7.375%        5/15/11  (5)
2017 Notes ........................      99,845  (4)       99,838  (4)      2,500            625        7.500%       12/01/17
2027 Notes ........................      99,875  (4)       99,872  (4)      2,701            914        7.150%        5/15/27  (6)
2028 Notes ........................     199,789  (4)      199,783  (4)      3,209          7,009        7.600%        7/15/28
2011 Drs ..........................         ---            99,805  (4)        ---          1,553        6.500%        4/05/11  (7)
2011 Notes ........................     199,426  (4)          ---             656            ---        7.375%        3/15/11
                                     ----------        ----------        --------     ----------
Total .............................  $1,048,457        $  948,781        $ 20,905     $   13,758
                                     ==========        ==========        ========     ==========

ACQUISITION FACILITY PAYABLE
2000 Unsecured Acquisition
   Facility .......................  $  152,000        $  170,000        $    530     $    1,359        4.538%        6/30/03
                                     ==========        ==========        ========     ==========

(1) Approximately $2.4 million of this loan has been defeased and will be paid in full in January 2003.
(2) The maturity date of the LB Mortgage Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(3) At September 30, 2001, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $190, $43 and $13, respectively. At December 31, 2000, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $219, $49 and $35, respectively.
(4) At September 30, 2001, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Notes are net of unamortized discounts of $30, $448, $155, $125, $211 and $574, respectively. At December 31, 2000, the
     2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $34, $483, $162, $128, $217 and $195, respectively.
(5) The 2011 PATS are redeemable at the option of the holder thereof, on May 15, 2004.
(6) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(7) The Company paid off and retired the 2011 Drs. on April 5, 2001, the Acquisition Mortgage Loan I on May 31, 2001, and the Acquisition Mortgage Loan II on June 27, 2001.

     The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans payable, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                                             Amount
                                           ----------
                    Remainder of 2001      $      535
                    2002                        3,456
                    2003                      190,848
                    2004                        1,418
                    2005                       51,548
                    Thereafter              1,042,517
                                           ----------
                    Total                  $1,290,322
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

Restricted Stock:

     During the nine months ended September 30, 2001, the Company awarded 94,450 shares of restricted common stock to certain employees and 2,698 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $3,104 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

Non-Qualified Employee Stock Options:

     During the nine months ended September 30, 2001, the Company issued 1,030,900 non-qualified employee stock options to certain officers, Directors and employees of the Company. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $31.05 - $33.125 per share and expire ten years from the date of grant.

     During the nine months ended September 30, 2001, certain employees of the Company exercised 635,030 non-qualified employee stock options. Gross proceeds to the Company were approximately $16,646.

Treasury Stock:

     During the nine months ended September 30, 2001, the Company repurchased 177,600 shares of its common stock at a weighted average price per share of approximately $28.94.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5.   STOCKHOLDERS' EQUITY, CONTINUED

Dividends/Distributions:

     The following table summarizes dividends/distributions for the nine months ended September 30, 2001.

COMMON STOCK/OPERATING PARTNERSHIP UNITS

                                                                          Dividend/Distribution         Total
                                Record Date           Payable Date            Per Share/Unit      Dividend/Distribution
                            ------------------     ------------------     ---------------------   ---------------------
Fourth Quarter 2000          December 31, 2000      January 22, 2001            $    .6575              $ 30,275
First Quarter 2001            March 31, 2001         April 23, 2001             $    .6575              $ 30,537
Second Quarter 2001           June 29, 2001          July 23, 2001              $    .6575              $ 30,731
Third Quarter 2001          September 28, 2001      October 22, 2001            $    .6575              $ 30,660


PREFERRED STOCK

First Quarter:                                                                  Dividend            Total Quarterly
                                Record Date           Payable Date              per Share               Dividend
                            ------------------     ------------------     ---------------------   ---------------------
Series A Preferred Stock      March 15, 2001         March 31, 2001             $   .59375              $    980
Series B Preferred Stock      March 15, 2001         March 31, 2001             $ 54.68750              $  2,188
Series C Preferred Stock      March 15, 2001         March 31, 2001             $ 53.90600              $  1,078
Series D Preferred Stock      March 15, 2001         March 31, 2001             $ 49.68700              $  2,485
Series E Preferred Stock      March 15, 2001         March 31, 2001             $ 49.37500              $  1,480


Second Quarter:                 Redemption/                                     Dividend            Total Quarterly
                                Record Date           Payable Date              per Share               Dividend
                            ------------------     ------------------     ---------------------   ---------------------
Series A Preferred Stock      April 9, 2001          April 9, 2001              $   .05872              $     97
Series B Preferred Stock      June 15, 2001          June 30, 2001              $ 54.68750              $  2,188
Series C Preferred Stock      June 15, 2001          June 30, 2001              $ 53.90600              $  1,078
Series D Preferred Stock      June 15, 2001          June 30, 2001              $ 49.68700              $  2,485
Series E Preferred Stock      June 15, 2001          June 30, 2001              $ 49.37500              $  1,480


Third Quarter:                                                                  Dividend            Total Quarterly
                                Record Date           Payable Date              per Share               Dividend
                            ------------------     ------------------     ---------------------   ---------------------
Series B Preferred Stock    September 14, 2001     September 30, 2001           $ 54.68750              $  2,188
Series C Preferred Stock    September 14, 2001     September 30, 2001           $ 53.90600              $  1,078
Series D Preferred Stock    September 14, 2001     September 30, 2001           $ 49.68700              $  2,485
Series E Preferred Stock    September 14, 2001     September 30, 2001           $ 49.37500              $  1,480

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


6.   ACQUISITION AND DEVELOPMENT OF REAL ESTATE

     During the nine months ended September 30, 2001, the Company acquired 69 industrial properties comprising, in the aggregate, approximately 3.2 million square feet of GLA and several land parcels. The aggregate purchase price for these acquisitions totaled approximately $175,484, excluding costs incurred in conjunction with the acquisition of the properties. Two of the 69 industrial properties acquired, comprising approximately .1 million square feet of GLA, were acquired from the 1998 Joint Venture for an aggregate purchase price of approximately $5,845, excluding costs incurred in conjunction with the acquisition of the properties. The Company also completed the development of six industrial properties comprising approximately 1.0 million square feet of GLA at a cost of approximately $40.5 million.

7.   SALES OF REAL ESTATE AND REAL ESTATE HELD FOR SALE

     During the nine months ended September 30, 2001, the Company sold 107 industrial properties comprising approximately 7.7 million square feet of GLA and several land parcels. Gross proceeds from these sales were approximately $318,759. The Company also recognized gains on sales that were deferred. The gain on sale of real estate was approximately $48,506.

     The Company has an active sales program through which it is continually engaged in evaluating its current portfolio for potential sales candidates in order to redeploy capital. At September 30, 2001, the Company had 61 industrial properties comprising approximately 6.6 million square feet of GLA held for sale. There can be no assurance that such properties held for sale will be sold.

     The following table discloses certain information regarding the 61 industrial properties held for sale by the Company.

                                                NINE MONTHS ENDED          THREE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            ----------------------      ----------------------
                                               2001          2000          2001          2000
                                            --------      --------      --------      --------
          Total Revenues                    $ 19,399      $ 20,589      $  5,877      $  6,744
          Operating Expenses                  (5,415)       (5,479)       (1,745)       (1,754)
          Depreciation and Amortization         (365)       (2,938)         (127)         (335)
                                            --------      --------      --------      --------
          Income from Operations            $ 13,619      $ 12,172      $  4,005      $  4,655
                                            ========      ========      ========      ========

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

8.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

     Supplemental disclosure of cash flow information:


                                                                                    Nine Months Ended
                                                                                -----------------------------
                                                                                September 30,   September 30,
                                                                                    2001            2000
                                                                               -------------   --------------
   Interest paid, net of capitalized interest ..............................     $  56,434        $  51,213
                                                                                 =========        =========
   Interest capitalized ....................................................     $   6,978        $   4,075
                                                                                 =========        =========

Supplemental schedule of noncash investing and financing activities:
   Distribution payable on common stock/units ..............................     $  30,660        $  28,409
                                                                                 =========        =========
   Distribution payable on preferred stock .................................     $   7,231        $   8,211
                                                                                 =========        =========

Issuance of units in exchange for property .................................     $   1,491        $     869
                                                                                 =========        =========

Exchange of units for common shares:
    Minority interest ......................................................     $  (7,258)       $  (3,793)
    Common stock ...........................................................             3                1
    Additional paid-in capital .............................................         7,255            3,792
                                                                                 ---------        ---------
                                                                                 $    --          $    --
                                                                                 =========        =========

In conjunction with the property and land acquisitions, the following liabilities were assumed:
   Purchase of real estate .................................................     $ 175,484        $ 207,514
   Accrued real estate taxes and security deposits .........................        (1,597)          (2,317)
                                                                                 ---------        ---------
                                                                                 $ 173,887        $ 205,197
                                                                                 =========        =========

In conjunction with certain property sales, the Company provided seller financing:
   Notes receivable ........................................................     $  12,460        $   5,149
                                                                                 =========        =========

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


9.   Earnings Per Share

     The computation of basic and diluted EPS is presented below:


                                                                          Nine Months Ended               Three Months Ended
                                                                    ----------------------------    -------------------------------
                                                                    September 30,  September 30,    September 30,      September 30,
                                                                        2001           2000             2001               2000
                                                                    -------------  -------------    -------------      ------------
Numerator:

 Net Income Before Extraordinary Loss ........................      $     113,301   $     89,866     $     39,484      $     30,903
 Less: Preferred Stock Dividends ..............................           (22,770)       (24,633)          (7,231)           (8,211)
 Less: Minority Interest Allocable to Extraordinary Loss ......            (1,597)            --               --                --
                                                                    -------------   ------------     ------------      ------------
 Net Income Available to Common Stockholders Before
     Extraordinary Loss, net of Minority Interest-For Basic
     and Diluted  EPS .........................................            88,934         65,233           32,253            22,692
 Extraordinary Loss, net of Minority Interest .................            (8,712)            --               --                --
                                                                    -------------   ------------     ------------      ------------
 Net Income Available to Common Stockholders
  For Basic and Diluted EPS ...................................     $      80,222   $     65,233     $     32,253      $     22,692
                                                                    =============   ============     ============      ============
Denominator:

  Weighted Average Shares - Basic .............................        39,353,513     38,645,312       39,661,725        38,816,664

  Effect of Dilutive Securities:

  Employee and Director Common Stock Options ..................           251,838        225,149          232,427           291,341
                                                                    -------------   ------------     ------------      ------------

  Weighted Average Shares- Diluted ............................        39,605,351     38,870,461       39,894,152        39,108,005
                                                                    =============   ============     ============      ============
Basic EPS:
  Net Income Available to Common Stockholders Before
     Extraordinary Loss, net of Minority Interest .............     $        2.26   $       1.69     $        .81      $        .58
        Extraordinary Loss, net of Minority Interest ..........              (.22)            --               --                --
                                                                    -------------   ------------     ------------      ------------
  Net Income Available to Common Stockholders .................     $        2.04   $       1.69     $        .81      $        .58
                                                                    =============   ============     ============      ============

Diluted EPS:
  Net Income Available to Common Stockholders Before
     Extraordinary Loss, net of Minority Interest .............     $        2.25   $       1.68     $        .81      $        .58
         Extraordinary Loss, net of Minority Interest .........              (.22)            --               --                --
                                                                    -------------   ------------     ------------      ------------
  Net Income Available to Common Stockholders .................     $        2.03   $       1.68     $        .81      $        .58
                                                                    =============   ============     ============      ============

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

         The Company has committed to the construction of 31 development projects totaling approximately 5.2 million square feet of GLA for an estimated investment of approximately $236.5 million. Of this amount, approximately $79.5 million remains to be funded. These developments are expected to be funded with cash flows from operations, borrowings under the Company's 2000 Unsecured Acquisition Facility and proceeds from the sale of select properties of the Company. The Company expects to place in service approximately 24 of the 31 development projects, comprising approximately 3.8 million square feet of GLA at an estimated investment of approximately $179.5 million, during the next twelve months. There can be no assurance that the Company will place these projects in service during the next twelve months or that the actual completion cost will not exceed the amount stated above.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


11.  SUBSEQUENT EVENTS

     From October 1, 2001 to October 23, 2001, the Company acquired seven industrial properties for an aggregate purchase price of approximately $33,150, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold two industrial properties and a land parcel for approximately $4,878 of gross proceeds.

     On October 1, 2001, the Company paid third quarter preferred stock dividends of $54.688 per share (equivalent to $.54688 per Depositary Share) on its Series B Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, $49.687 per share (equivalent to $.49687 per Depositary Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its Series E Preferred Stock. The preferred stock dividends paid on October 1, 2001 totaled, in the aggregate, approximately $7,231.

     On October 22, 2001, the Company and the Operating Partnership paid a third quarter 2001 dividend/distribution of $.6575 per common share/Unit, totaling approximately $30,660.

     From October 1, 2001 through October 23, 2001, the Company repurchased 461,900 shares of its common stock at a weighted average price per share of approximately $28.52.

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

     The Company was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 85% ownership interest at September 30, 2001. As of September 30, 2001, the Company owned 930 in-service properties located in 24 states, containing an aggregate of approximately 64.3 million square feet of gross leasable area ("GLA") and eight properties held for redevelopment. Of the in-service properties owned by the Company, 765 are held by the Operating Partnership, 106 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners, 45 are held by limited liability companies of which the Operating Partnership is the sole member and 14 are held by an entity wholly-owned by the Operating Partnership. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns 10% equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties (the "September 1998 Joint Venture" and the "September 1999 Joint Venture"). Minority interest in the Company at September 30, 2001 represents the approximate 15% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

RESULTS OF OPERATIONS

     At September 30, 2001, the Company owned 930 in-service properties with approximately 64.3 million square feet of GLA, compared to 976 in-service properties with approximately 69.6 million square feet of GLA at September 30, 2000. During the period between October 1, 2000 and September 30, 2001, the Company acquired 105 in-service properties containing approximately 5.1 million square feet of GLA, completed development of 16 properties and redevelopment of two properties totaling approximately 2.3 million square feet of GLA and sold 162 in-service properties totaling approximately 12.4 million square feet of GLA, one out of service property and several land parcels. The Company also took 11 properties out of service that are under redevelopment, comprising approximately .7 million square feet of GLA and placed in service four properties comprising approximately .4 million square feet of GLA.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Rental income and tenant recoveries and other income increased by approximately $4.6 million or 1.6% due primarily to an increase in tenant recoveries related to an increase in property expenses (as discussed below), offset by a decrease in rental income due to a decrease in average GLA and a decrease in average occupancy for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Rental income and tenant recoveries and other income from properties owned prior to January 1, 2000 increased by approximately $3.7 million or 1.8% due primarily to general rent increases and an increase in tenant recoveries due to an increase in property expenses (as discussed below) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $1.0 million or 1.3%. This increase is due primarily to increases in repairs and maintenance, utilities and insurance. The increase in repairs and maintenance is due to an increase in snow removal and related expenses as well as an increase in maintenance fees. The increase in utilities is due to increases in gas and electricity expenses. The increase in insurance is due to an increase in insurance premiums. These increases were slightly offset by decreases in property management and other expense. The decrease in property management is due primarily to the closing of the Long Island, New York and the New Orleans, Louisiana regional offices. The decrease in other expense is due primarily to a decrease in master lease payments associated with certain properties during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Property expenses from properties owned prior to January 1, 2000 increased by approximately $2.2 million or 4.0% due primarily to the explanations discussed above.

     General and administrative expense increased by approximately $1.1 million due primarily to the write-off of the Company's technology initiative investment.

     Interest expense increased by approximately $1.3 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 due primarily to a higher average debt balance outstanding. This was slightly offset by a decrease in the weighted average interest rate for the nine months ended September 30, 2001 (7.15%) as compared to the nine months ended September 30, 2000 (7.31%) and an increase in capitalized interest for the nine months ended September 30, 2001 due to an increase in development activities. The average debt balance outstanding for the nine months ended September 30, 2001 and 2000 was approximately $1,301.3 million and $1,201.2 million, respectively.

     Amortization of deferred financing costs remained relatively unchanged.

     Depreciation and other amortization increased by approximately $2.1 million due primarily to a decrease in the number of properties the Company considered held for sale during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

     Equity in income of joint ventures increased by approximately $.6 million due primarily to an increase in gain on sale of real estate in the September 1998 Joint Venture.

     The $48.5 million gain on sale of real estate for the nine months ended September 30, 2001 resulted from the sale of 107 industrial properties and several land parcels. Gross proceeds from these sales were approximately $318.8 million.

     The $22.2 million gain on sale of real estate for the nine months ended September 30, 2000 resulted from the sale of 53 industrial properties and several land parcels. Gross proceeds from these sales were approximately $193.1 million.

     The $10.3 million extraordinary loss for the nine months ended September 30, 2001 is due to the early retirement of senior unsecured debt and various mortgage loans. The extraordinary loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing fees, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Rental income and tenant recoveries and other income decreased by approximately $2.9 million or 3.0% due primarily to a decrease in average GLA and a decrease in average occupancy for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000, slightly offset by an increase in tenant recoveries for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Rental income and tenant recoveries and other income from properties owned prior to January 1, 2000 increased by approximately $.6 million or .9% due primarily to an increase in tenant recoveries due to an increase in property expenses (as discussed below) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses decreased by approximately $1.7 million or 6.1%. This decrease is due primarily to decreases in real estate taxes, property management and utilities. The decrease in real estate taxes and utilities is due to a decrease in average GLA for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in property management expense is due to the closing of the Long Island, New York and the New Orleans, Louisiana regional offices. Property expenses from properties owned prior to January 1, 2000 remained relatively unchanged.

     General and administrative expense remained relatively unchanged.

     Interest expense decreased by approximately $1.3 million for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 due primarily to a decrease in the weighted average interest rate on the Company's outstanding debt for the three months ended September 30, 2001 (7.08%) as compared to the three months ended September 30, 2000 (7.35%), as well as an increase in capitalized interest due to an increase in development activities. This was slightly offset by a higher average debt balance outstanding for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The average debt balance outstanding for the three months ended September 30, 2001 and 2000 was approximately $1,283.0 million and $1,237.1 million, respectively.

     Amortization of deferred financing costs remained relatively unchanged.

     Depreciation and other amortization increased by approximately $2.8 million due primarily to a decrease in the number of properties the Company considered held for sale during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

     Equity in income of joint ventures increased by approximately $.2 million due primarily to an increase in gain on sale of real estate in the September 1998 Joint Venture.

     The $18.8 million gain on sale of real estate for the three months ended September 30, 2001 resulted from the sale of 38 industrial properties and several land parcels. Gross proceeds from these sales were approximately $92.4 million.

     The $6.3 million gain on sale of real estate for the three months ended September 30, 2000 resulted from the sale of 18 industrial properties and several land parcels. Gross proceeds from these sales were approximately $56.9 million.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Company's cash and cash equivalents was approximately $13.2 million and restricted cash was approximately $47.4 million. Included in restricted cash are approximately $1.1 million of cash reserves required to be set aside under the Company's $40.0 million mortgage loan (the "1995 Mortgage Loan") for payments of security deposit refunds, tenant improvements, capital expenditures, interest, real estate taxes and insurance. The portion of the cash reserve relating to payments for capital expenditures, interest, real estate taxes and insurance for properties collateralizing the 1995 Mortgage Loan is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserve relating to security deposit refunds for the tenants occupying the properties collateralizing the 1995 Mortgage Loan is adjusted as tenants turn over. Also included in restricted cash is approximately $46.3 million of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Company exchanges properties under Section 1031 of the Internal Revenue Code.

NINE MONTHS ENDED SEPTEMBER 30, 2001

     Net cash provided by operating activities of approximately $117.2 million for the nine months ended September 30, 2001 was comprised primarily of net income before minority interest of approximately $117.6 million and adjustments for non-cash items of approximately $16.6 million, offset by the net change in operating assets and liabilities of approximately $17.0 million. The adjustments for the non-cash items of approximately $16.6 million are primarily comprised of depreciation and amortization of approximately $57.5 million and an extraordinary loss of approximately $10.3 million from the early retirement of debt, offset by the gain on sale of real estate of approximately $48.5 million and the effect of the straight-lining of rental income of approximately $2.7 million.

     Net cash used in investing activities of approximately $22.8 million for the nine months ended September 30, 2001 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate and an increase in restricted cash from sales proceeds deposited with an intermediary for
Section 1031 exchange purposes, offset by the net proceeds from the sale of real estate, distributions from the September 1998 Joint Venture and the September 1999 Joint Venture and the repayment of mortgage loans receivable.

     Net cash used in financing activities of approximately $88.9 million for the nine months ended September 30, 2001 was comprised primarily of repayments on mortgage loans payable, the repurchase of restricted stock, the purchase of treasury shares, the purchase of U.S. Government securities used as substitute collateral to execute a legal defeasance of a portion of the 1995 Mortgage Loan, common and preferred stock dividends and unit distributions, debt issuance costs incurred in conjunction with the 2011 Notes (defined below), repayment of the 2011 Drs. (defined below), prepayment fees incurred in the early retirement of the Acquisition Mortgage Loan I (defined below) and the Acquisition Mortgage Loan II (defined below), redemption of the Company's Series A Preferred Stock (defined below) and the net repayments under the Company's $300 million unsecured line of credit (the "2000 Unsecured Acquisition Facility"), offset by the proceeds from the issuance of 2011 Notes (defined below) and net proceeds from the exercise of employee stock options.

NINE MONTHS ENDED SEPTEMBER 30, 2000

     Net cash provided by operating activities of approximately $136.5 million for the nine months ended September 30, 2000 was comprised primarily of net income before minority interest of approximately $102.0 million, adjustments for non-cash items of approximately $29.8 million and the net change in operating assets and liabilities of approximately $4.7 million. The adjustments for the non-cash items of approximately $29.8 million are primarily comprised of depreciation and amortization of approximately $52.9 million, offset by the gain on sale of real estate of approximately $22.2 million and the effect of the straight-lining of rental income of approximately $.9 million.

     Net cash used in investing activities of approximately $154.6 million for the nine months ended September 30, 2000 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate and an increase in restricted cash from sales proceeds deposited with an intermediary for
Section 1031 exchange purposes, offset by the net proceeds from the sale of real estate, distributions from the September 1998 Joint Venture and the September 1999 Joint Venture and the repayment of mortgage loans receivable.

     Net cash provided by financing activities of approximately $17.6 million for the nine months ended September 30, 2000 was comprised primarily of net borrowings under the Company's lines of credit and net proceeds from the exercise of employee stock options, offset by repayments on mortgage loans payable, the purchase of treasury shares, the purchase of U.S. Government securities used as substitute collateral to execute a legal defeasance of a portion of the 1995 Mortgage Loan, common and preferred stock dividends and unit distributions and debt issuance costs incurred in conjunction with the 2000 Unsecured Acquisition Facility.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

     During the nine months ended September 30, 2001, the Company purchased 69 industrial properties comprising, in the aggregate, approximately 3.2 million square feet of GLA and several land parcels, for an aggregate purchase price of approximately $175.5 million, excluding costs incurred in conjunction with the acquisition of the properties. Two of the 69 industrial properties acquired, comprising approximately .1 million square feet of GLA, were acquired from the September 1998 Joint Venture for an aggregate purchase price of approximately $5.8 million, excluding costs incurred in conjunction with the acquisition of the properties. The Company also completed the development of six industrial properties comprising approximately 1.0 million square feet of GLA at a cost of approximately $40.5 million.

     During the nine months ended September 30, 2001, the Company sold 107 industrial properties comprising approximately 7.7 million square feet of GLA and several land parcels. Gross proceeds from these sales were approximately $318.8 million.

The Company has committed to the construction of 31 development projects totaling approximately 5.2 million square feet of GLA for an estimated investment of approximately $236.5 million. Of this amount, approximately $79.5 million remains to be funded. These developments are expected to be funded with cash flows from operations, borrowings under the Company's 2000 Unsecured Acquisition Facility and proceeds from the sale of select properties of the Company. The Company expects to place in service approximately 24 of the 31 development projects, comprising approximately 3.8 million square feet of GLA at an estimated investment of approximately $179.5 million, during the next twelve months. There can be no assurance that the Company will place these projects in service during the next twelve months or that the actual completion cost will not exceed the amount stated above.

REAL ESTATE HELD FOR SALE

     The Company plans on exiting the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids and Long Island and continually engages in evaluating its other real estate markets for potential sales candidates. At September 30, 2001, the Company had 61 industrial properties comprising approximately 6.6 million square feet of GLA held for sale. Income from operations of the 61 industrial properties held for sale for the nine months ended September 30, 2001 and 2000 is approximately $13.6 million and $12.2 million, respectively. Income from operations of the 61 industrial properties held for sale for the three months ended September 30, 2001 and 2000 is approximately $4.0 million and $4.7 million, respectively. Net carrying value of the 61 industrial properties held for sale at September 30, 2001 is approximately $169.5 million. There can be no assurance that such properties held for sale will be sold.

INVESTMENTS IN JOINT VENTURES

     During the nine months ended September 30, 2001, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, approximately $1.8 million in asset management and property management fees from the September 1998

Joint Venture and the September 1999 Joint Venture, collectively. The Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received, in the aggregate, distributions of approximately $1.1 million from the September 1998 Joint Venture and the September 1999 Joint Venture. As of September 30, 2001, the September 1998 Joint Venture owned 119 industrial properties comprising approximately 6.0 million square feet of GLA and the September 1999 Joint Venture owned 39 industrial properties comprising approximately 1.2 million square feet of GLA.

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

     This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at September 30, 2001 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

     In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

     At September 30, 2001, $152.0 million (approximately 11.8% of total debt at September 30, 2001) of the Company's debt was variable rate debt (all of the variable rate debt relates to the Company's 2000 Unsecured Acquisition Facility) and $1,137.7 million (approximately 82.2% of total debt at September 30, 2001) was fixed rate debt. The Company also has outstanding a written put option (the "Written Option") which was issued in conjunction with the initial offering of one tranche of senior unsecured debt. Currently, the Company does not enter into financial instruments for trading or other speculative purposes.

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

     Based upon the amount of variable rate debt outstanding at September 30, 2001, a 10% increase or decrease in the interest rate on the Company's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.7 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at September 30, 2001 by approximately $51.6 million to $1,096.9 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at September 30, 2001 by approximately $56.8 million to $1,205.3 million. A 10% increase in interest rates would decrease the fair value of the Written Option at September 30, 2001 by approximately $2.3 million to $6.4 million. A 10% decrease in interest rates would increase the fair value of the Written Option at September 30, 2001 by approximately $2.8 million to $11.5 million.

ISSUANCE OF RESTRICTED STOCK AND EMPLOYEE STOCK OPTIONS

     During the nine months ended September 30, 2001, the Company awarded 94,450 shares of restricted common stock to certain employees and 2,698 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $3.1 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

     During the nine months ended September 30, 2001, the Company issued 1,030,900 non-qualified employee stock options to certain officers, Directors and employees of the Company. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $31.05 - $33.125 per share and expire ten years from the date of grant.

COMMON STOCK

     During the nine months ended September 30, 2001, certain employees of the Company exercised 635,030 non-qualified employee stock options. Gross proceeds to the Company were approximately $16.6 million.

TREASURY STOCK

     During the nine months ended September 30, 2001, the Company repurchased 177,600 shares of its common stock at a weighted average price per share of approximately $28.94.

DIVIDENDS/DISTRIBUTIONS

     On January 2, 2001 and April 2, 2001, the Company paid quarterly preferred stock dividends of $.59375 per share on its Series A Preferred Stock, $54.688 per share (equivalent to $.54688 per Depositary Share) on its Series B Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, $49.687 per share (equivalent to $.49687 per Depositary Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its Series E Preferred Stock. The preferred stock dividends paid on January 2, 2001 and April 2, 2001 totaled, in the aggregate, approximately $8.2 million per quarter. On April 9, 2001, the Company paid a prorated second quarter dividend of $.05872 per share, totaling approximately $.1 million, on its Series A Preferred Stock. On July 2, 2001, the Company paid quarterly preferred stock dividends of $54.688 per share (equivalent to $.54688 per Depositary Share) on its Series B Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, $49.687 per share (equivalent to $.49687 per Depositary Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its Series E Preferred Stock. The preferred stock dividends paid on July 2, 2001 totaled, in the aggregate, approximately $7.2 million per quarter.

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

SUBSEQUENT EVENTS

     From October 1, 2001 to October 23, 2001, the Company acquired seven industrial properties for an aggregate purchase price of approximately $33.2 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold two industrial properties and a land parcel for approximately $4.9 million of gross proceeds.

     On October 1, 2001, the Company paid third quarter preferred stock dividends of $54.688 per share (equivalent to $.54688 per Depositary Share) on its Series B Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, $49.687 per share (equivalent to $.49687 per Depositary Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its Series E Preferred Stock. The preferred stock dividends paid on October 1, 2001 totaled, in the aggregate, approximately $7.2 million.

     On October 22, 2001, the Company and the Operating Partnership paid a third quarter 2001 dividend/distribution of $.6575 per common share/Unit, totaling approximately $30.7 million.

     From October 1, 2001 through October 23, 2001, the Company repurchased 461,900 shares of its common stock at a weighted average price per share of approximately $28.52.

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

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term secured and unsecured indebtedness and the issuance of additional equity securities. As of September 30, 2001 and October 23, 2001, $589.2 million of common stock, preferred stock and depositary shares and $500.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under the 2000 Unsecured Acquisition Facility. At September 30, 2001, borrowings under the 2000 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 4.5%. The 2000 Unsecured Acquisition Facility bears interest at a floating rate of LIBOR plus .80%, or the Prime Rate, at the Company's election. As of October 23, 2001, the Company had approximately $101.9 million available for additional borrowings under the 2000 Unsecured Acquisition Facility.

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

     In September 2001, the Company entered into two interest rate protection agreements which fixed the interest rate on a portion of the Company's outstanding borrowings on the 2000 Unsecured Acquisition Facility. The Company designated both of these transactions as cash flow hedges. The first interest rate protection agreement has a notional value of $25.0 million, is effective from October 5, 2001 through October 5, 2002 and fixed the LIBOR rate at 2.5775%. The second interest rate protection agreement has a notional value of $25.0 million, is effective from October 5, 2001 through July 5, 2003 and fixed the LIBOR rate at 3.0775%. Any payments or receipts from these interest rate protection agreements will be treated as a component of interest expense. The Company anticipates that both interest rate protection agreements will be 100% effective and, as a result, the change in value of both interest rate protection agreements will be shown in other comprehensive income.

     On October 3, 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect the pronouncement to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.

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

b)      Report on Form 8-K:
          None.

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



                                        FIRST INDUSTRIAL REALTY TRUST, INC.


Date: October 30, 2001                  By: /s/ Michael J. Havala
                                            ---------------------
                                            Michael J. Havala
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.   Description
----------    -----------
None.