Form 10-K
period 2001-12-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 2002-03-12
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to
     _________________.

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
                                      -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $1,228.3 million based on the closing price on the New York Stock Exchange for such stock on March 1, 2002.

At March 1, 2002, 38,945,481 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Registrant's definitive proxy statement expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

                       FIRST INDUSTRIAL REALTY TRUST, INC.

                                TABLE OF CONTENTS


                                                                                                                    PAGE
                                                                                                                    ----
PART I.


    Item 1.       Business ........................................................................................   3
    Item 2.       The Properties...................................................................................   7
    Item 3.       Legal Proceedings................................................................................  26
    Item 4.       Submission of Matters to a Vote of Security Holders..............................................  26



PART II.


    Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters............................  27
    Item 6.       Selected Financial Data..........................................................................  27
    Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations............  30
    Item 7a.      Quantitative and Qualitative Disclosures About Market Risk.......................................  41
    Item 8.       Financial Statements and Supplementary Data......................................................  41
    Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosures............  41



PART III.


    Item 10.      Directors and Executive Officers of the Registrant...............................................  41
    Item 11.      Executive Compensation...........................................................................  41
    Item 12.      Security Ownership of Certain Beneficial Owners and Management...................................  41
    Item 13.      Certain Relationships and Related Transactions...................................................  41



PART IV.

    Item 14.      Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K.............  42



SIGNATURES.........................................................................................................  48

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

                                     PART I
ITEM 1. BUSINESS
                                   THE COMPANY
GENERAL

         First Industrial Realty Trust, Inc. is a Maryland corporation organized on August 10, 1993, and is a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). First Industrial Realty Trust, Inc., its consolidated partnerships, limited liability companies and its wholly-owned entity (the "Company") is a self-administered and fully integrated real estate company which owns, manages, acquires, sells and develops industrial real estate. The Company completed its initial public offering in June 1994 (the "Initial Offering"). Upon consummation of the Initial Offering, the Company owned 226 industrial properties which contained an aggregate of 17.4 million square feet of gross leasable area ("GLA"). As of December 31, 2001, the Company's portfolio consisted of 484 light industrial properties, 151 bulk warehouse properties, 164 R&D/flex properties, 80 regional warehouse properties and 39 manufacturing properties containing approximately 64.0 million square feet of GLA located in 24 states.

         The Company's interests in its properties and land parcels are held through partnerships controlled by the Company, including First Industrial, L.P. (the "Operating Partnership"), of which the Company is the sole general partner, as well as, among others, First Industrial Financing Partnership, L.P., First Industrial Securities, L.P., First Industrial Mortgage Partnership, L.P., First Industrial Pennsylvania, L.P., First Industrial Harrisburg, L.P., First Industrial Indianapolis, L.P., FI Development Services, L.P. and TK-SV, LTD., of which the sole general partner of each is a wholly-owned subsidiary of the Company, and the sole limited partner of each is the Operating Partnership, as well as limited liability companies of which the Operating Partnership is the sole member. The Company is also the sole stockholder of First Industrial Development Services, Inc. The Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to, three joint ventures which invest in industrial properties.

         The Company utilizes an operating approach which combines the effectiveness of decentralized, locally based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and fiscal control systems. At March 1, 2002, the Company had 294 employees.

         The Company has grown and will seek to continue to grow through the development and acquisition of additional industrial properties and through its corporate services program.


BUSINESS OBJECTIVES AND GROWTH PLANS

         The Company's fundamental business objective is to maximize the total return to its stockholders through increases in per share distributions and increases in the value of the Company's properties and operations. The Company's growth plans include the following elements:


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

- Corporate Services. Through its corporate services program, the Company builds for, purchases from, and leases and sells industrial properties to companies that need to improve their industrial facility networks and supply chain. The Company seeks to grow this business by targeting both large and middle market public and private companies.

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

- Market Strategy. The Company's market strategy is to concentrate on the Company's top 25 industrial real estate markets in the United States. These 25 markets were selected based upon (i) the strength of their industrial real estate fundamentals, including increased industrial demand expectations from supply chain management; (ii) their history and future outlook for continued economic growth and diversity; and
         (iii) a minimum market size of 100 million square feet of industrial space. Due to this market strategy, the Company plans on exiting the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids and Long Island. The Company plans on exiting these markets in the next one to three years and is projected to incur closing costs between the range of 3% to 5% of gross sales proceeds. There can be no assurance that these properties will be sold in this time frame or that the Company will incur closing costs within the range stated above. The net proceeds from the sales of properties in these markets will be used to bolster the Company's holdings in Atlanta, Baltimore/Washington, Chicago, Cincinnati/Louisville, Dallas/Fort Worth, Denver, Detroit, Harrisburg/Central Pennsylvania, Houston, Indianapolis, Los Angeles, Milwaukee, Minneapolis/St. Paul, Nashville, Northern New Jersey, Philadelphia, Phoenix, Portland, Salt Lake City, St. Louis and Tampa and to potentially enter new markets which fit its market strategy.

- Disposition Strategy. As mentioned in the Market Strategy section above, the Company is planning to exit the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids and Long Island. The Company also continues to evaluate local market conditions and property-related factors in its other markets and will consider disposition of select assets.

- Acquisition/Development Strategy. The Company's acquisition/development strategy is to concentrate on the Company's top 25 markets mentioned in the Market Strategy section above. Of the 918 properties in the Company's portfolio at December 31, 2001, 194 properties have been developed by either the Company or its former management. The Company will continue to leverage the development capabilities of its management, many of whom are leading developers in their respective markets.

- Financing Strategy. The Company plans on utilizing net sales proceeds from property sales as well as borrowings under its $300 million unsecured line of credit to finance future acquisitions and developments. As of March 1, 2002, the Company had approximately $63.3 million available in additional borrowings under its $300 million unsecured line of credit.

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


RECENT DEVELOPMENTS

         In 2001, the Company acquired or completed development of 86 properties and acquired several parcels of land for a total investment of approximately $275.5 million. The Company also sold 128 in-service properties, four properties that were out of service and several parcels of land for a gross sales price of approximately $386.9 million. At December 31, 2001, the Company owned 918 in-service properties containing approximately 64.0 million square feet of GLA.

         On March 9, 2001, the Company called for the redemption of all of its outstanding 9.5%, $.01 par value, Series A Cumulative Preferred Stock (the "Series A Preferred Stock") at the price of $25 per share, plus accrued and unpaid dividends. The Company redeemed the Series A Preferred Stock on April 9, 2001 and paid a prorated second quarter dividend of $.05872 per share, totaling approximately $.1 million.

         On March 19, 2001, the Company, through the Operating Partnership, issued $200.0 million of senior unsecured debt which matures on March 15, 2011 and bears a coupon interest rate of 7.375%.

         On April 5, 2001, the Company, through the Operating Partnership, paid off and retired $100.0 million of its senior unsecured debt, which was to mature on April 5, 2011 and bore a coupon interest rate of 6.50%, for a payment of approximately $105.6 million.

         On December 28, 2001, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the "December 2001 Joint Venture") with an institutional investor to invest in industrial properties. The Company, through a wholly-owned limited liability company of the Operating Partnership, owns a minority equity interest in the December 2001 Joint Venture and provides property management services to the December 2001 Joint Venture. As of December 31, 2001, the December 2001 Joint Venture had economic interests in seven industrial properties comprising approximately 1.4 million square feet of GLA. These properties were purchased from the Company. The Company deferred 15% of the gain resulting from these sales which is equal to the Company's economic interest in the December 2001 Joint Venture.

         During the period January 1, 2002 through March 1, 2002, the Company acquired 16 industrial properties for a total estimated investment of approximately $41.5 million. The Company also sold four industrial properties for approximately $7.2 million of gross proceeds.

         On March 8, 2002, the Company declared a first quarter 2002 dividend of $.68 per share/unit on its common stock/units which is payable on April 22, 2002. The Company also declared preferred stock dividends of $54.688 per share (equivalent to $.54688 per Depositary Share) on its 8 3/4%, $.01 par value, Series B Cumulative Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock, $49.687 per share (equivalent to $.49687 per Depositary Share) on its 7.95%, $.01 par value, Series D Cumulative Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its 7.90%, $.01 par value, Series E Cumulative Preferred Stock which are payable on April 1, 2002.


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

         The Company also makes investment decisions to sell properties from time to time in the ordinary course of its business activities and sell properties located in markets that the Company has decided to exit. As a result, the Company is currently engaged in negotiations relating to the possible sales of certain industrial properties in the Company's current portfolio.

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

                                    INDUSTRY

         Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output. Historically, occupancy rates for industrial property in the United States have been higher than those for other types of commercial property. The Company believes that the higher occupancy rate in the industrial property sector is a result of the construction-on-demand nature of, and the comparatively short development time required for, industrial property. For the five years ended December 31, 2001, the occupancy rates for industrial properties in the United States have ranged from 90.3%* to 93.3%*, with an occupancy rate of 90.3%* at December 31, 2001.



*SOURCE: TORTO WHEATON RESEARCH

ITEM 2.  THE PROPERTIES

GENERAL


         At December 31, 2001, the Company owned 918 in-service properties containing approximately 64.0 million square feet of GLA in 24 states, with a diverse base of more than 2,600 tenants engaged in a wide variety of businesses, including manufacturing, retail, wholesale trade, distribution and professional services. The properties are generally located in business parks that have convenient access to interstate highways and rail and air transportation. The weighted average age of the properties as of December 31, 2001 was approximately
15.1 years. The Company maintains insurance on its properties that the Company believes is adequate.

         The Company classifies its properties into five industrial categories:
Light industrial, bulk warehouse, R&D/flex, regional warehouse and manufacturing. While some properties may have characteristics which fall under more than one property type, the Company uses what it feels is the most dominating characteristic to categorize the property. The following describes the different industrial categories:


         - Light industrial properties generally are of less than 100,000 square feet, have a ceiling height of 16 to 21 feet, are comprised of 5% - 50% of office space, contain less than 50% of manufacturing space and have a land use ratio of 4:1. The land use ratio is the ratio of the total property area to that which is occupied by the building.

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

         - Manufacturing properties are a diverse category of buildings that generally have a ceiling height of 10 - 18 feet, are comprised of 5% - 15% of office space, contains at least 50% of manufacturing space and have a land use ratio of 4:1.

         Each of the properties is wholly owned by the Company. The following tables summarize certain information as of December 31, 2001 with respect to the Company's properties. Information in the tables excludes properties under development at December 31, 2001.

                                PROPERTY SUMMARY

                            Light Industrial       Bulk Warehouse         R&D/ Flex        Regional Warehouse       Manufacturing
                          --------------------  --------------------  -------------------  ------------------   --------------------
   Metropolitan                     Number of             Number of            Number of            Number of              Number of
       Area                  GLA    Properties     GLA    Properties    GLA    Properties    GLA    Properties    GLA     Properties

------------------------  --------- ----------  --------- ----------  -------- ----------  -------- ----------  --------  ----------
Atlanta, GA                 598,218     11      3,558,402     11       294,074      7       383,935     5        419,600       3

Baltimore, MD               766,053     13        292,640      2        78,418      1            --    --        171,000       1

Central Pennsylvania        383,070      4      2,643,560     12            --     --       117,579     3         70,000       1

Chicago, IL               1,719,458     32      3,215,547     16       237,915      4       218,811     3        661,531       4

Cincinnati, OH              334,220      2      1,348,880      6            --     --            --    --             --      --

Cleveland, OH                    --     --             --     --       102,500      1            --    --             --      --

Columbus, OH                217,612      2      1,653,534      4            --     --            --    --        255,470       1

Dallas, TX                1,340,757     33      1,427,222      9       428,917     17       725,443    11        224,984       2

Dayton, OH                  322,746      6             --     --        20,000      1            --    --             --      --

Denver, CO                2,069,065     43        538,906      4     1,690,284     43       302,392     5             --      --

Des Moines, IA                   --     --        604,708      3            --     --        88,000     1             --      --

Detroit, MI               2,676,206     96        803,875      7       553,862     19       783,443    18             --      --

Grand Rapids, MI            498,311     10      1,836,125     11        10,000      1            --    --        445,250       2

Houston, TX                 405,211      4      2,191,077     13       200,112      3       432,525     6             --      --

Indianapolis, IN            727,980     16      3,696,702     14        48,200      4       277,710     7         71,600       2

Long Island, NY             237,869      7             --     --            --     --            --    --             --      --

Los Angeles, CA             173,583     15        115,702      1            --     --       129,600     2             --      --

Louisville, KY                   --     --        443,500      2            --     --            --    --             --      --

Milwaukee, WI               146,061      3        100,000      1        93,705      2        79,268     2             --      --

Minneapolis/St. Paul, MN  1,048,031     19      1,472,695      7       661,748     10       540,847     5      1,210,399      13

Nashville, TN               351,787      7      1,382,959      9            --     --            --    --        109,058       1

N. New Jersey             1,208,265     26        896,788      4       633,388     15       132,152     2             --      --

Philadelphia, PA            466,577     16        367,720      3        36,802      2       258,190     4         56,827       2

Phoenix, AZ                  96,845      2             --     --            --     --            --    --             --      --

Portland, OR                744,553     29             --     --            --     --            --    --             --      --

Salt Lake City, UT          592,010     40             --     --       146,937      6            --    --             --      --

S. New Jersey               883,998     20        323,750      2            --     --       209,300     3         22,738       1

St. Louis, MO               197,339      5        834,519      6            --     --            --    --             --      --

Tampa, FL                   707,592     20             --     --       763,732     28       113,377     2             --      --

Other (a)                    99,000      3        333,855      4            --     --        50,000     1        346,103       6
                         ---------- ---------- ---------- ---------- --------- ---------- --------- ---------- ---------  ----------
            Total        19,012,417    484     30,082,666    151     6,000,594    164     4,842,572    80      4,064,560      39
                         ========== ========== ========== ========== ========= ========== ========= ========== =========  ==========

        (a) Properties are located in Denton, Texas; Abilene, Texas; McAllen, Texas; Austin, Texas; Wichita, Kansas and West Lebanon, New Hampshire.

                             PROPERTY SUMMARY TOTALS

                                                                      TOTALS
                               ---------------------------------------------------------------------------------------
                                                                                                        GLA AS A %
                                                          NUMBER OF            OCCUPANCY AT              OF TOTAL
      METROPOLITAN AREA                 GLA              PROPERTIES              12/31/01                PORTFOLIO
------------------------------    ----------------    ------------------    --------------------      ----------------
Atlanta, GA                             5,254,229            37                     96%                    8.2%
Baltimore, MD                           1,308,111            17                     92%                    2.0%
Central Pennsylvania                    3,214,209            20                     94%                    5.0%
Chicago, IL                             6,053,262            59                     91%                    9.5%
Cincinnati, OH                          1,683,100             8                     77%                    2.6%
Cleveland, OH                             102,500             1                    100%                    0.2%
Columbus, OH                            2,126,616             7                     74%                    3.3%
Dallas, TX                              4,147,323            72                     92%                    6.5%
Dayton, OH                                342,746             7                     94%                    0.5%
Denver, CO                              4,600,647            95                     93%                    7.2%
Des Moines, IA                            692,708             4                     97%                    1.1%
Detroit, MI                             4,817,386           140                     94%                    7.5%
Grand Rapids, MI                        2,789,686            24                     91%                    4.4%
Houston, TX                             3,228,925            26                     94%                    5.0%
Indianapolis, IN                        4,822,192            43                     83%                    7.5%
Long Island, NY                           237,869             7                     98%                    0.4%
Los Angeles, CA                           418,885            18                     93%                    0.7%
Louisville, KY                            443,500             2                    100%                    0.7%
Milwaukee, WI                             419,034             8                     87%                    0.7%
Minneapolis/St. Paul, MN                4,933,720            54                     95%                    7.7%
Nashville, TN                           1,843,804            17                     84%                    2.9%
N. New Jersey                           2,870,593            47                     93%                    4.5%
Philadelphia, PA                        1,186,116            27                     99%                    1.8%
Phoenix, AZ                                96,845             2                     94%                    0.2%
Portland, OR                              744,553            29                     94%                    1.2%
Salt Lake City, UT                        738,947            46                     87%                    1.1%
S. New Jersey                           1,439,786            26                     99%                    2.2%
St. Louis, MO                           1,031,858            11                    100%                    1.6%
Tampa, FL                               1,584,701            50                     86%                    2.5%
Other (a)                                 828,958            14                     98%                    1.3%


                                  ----------------    ------------------    --------------------      ----------------
   Total or Average                    64,002,809            918                    91%                   100.0%
                                  ================    ==================    ====================      ================

        (a) Properties are located in Denton, Texas; Abilene, Texas; McAllen, Texas; Austin, Texas; Wichita, Kansas and West Lebanon, New Hampshire.

PROPERTY ACQUISITION ACTIVITY

         During 2001, the Company completed 16 separate industrial property acquisition transactions comprising 79 in-service industrial properties totaling approximately 4.4 million square feet of GLA at a total purchase price of approximately $211.8 million, or $48.27 per square foot. The Company also purchased several land parcels for an aggregate purchase price of approximately $15.7 million. The 79 industrial properties acquired have the following characteristics:

                                     NUMBER OF                                                    OCCUPANCY
           METROPOLITAN AREA         PROPERTIES     GLA                PROPERTY TYPE             AT 12/31/01   ACQUISITION DATE
      ----------------------------  ------------ ----------  ----------------------------------  -----------  -------------------
      Dallas, TX (a)                    25       1,255,366     Lt. Industrial/R&D Flex/Bulk         78%       January 26, 2001
                                                                     Whse./Reg. Whse.
      Los Angeles, CA                    2         129,600          Regional Warehouse              100%      February 6, 2001
      Los Angeles, CA (b)               11          81,134           Light Industrial               100%      April 3, 2001
      Philadelphia, PA                   8         447,642    Lt. Industrial/Bulk Whse./Reg.        100%      April 18, 2001
                                                                           Whse.
      Indianapolis, IN                   1         192,000            Bulk Warehouse                100%      May 8, 2001
      Chicago, IL                        1          92,527           Light Industrial               81%       June 15, 2001
      Nashville, TN                      1          43,026           Light Industrial               100%      June 28, 2001
      Tampa, FL                          1          64,742           Light Industrial               100%      June 28, 2001
      Southern New Jersey                1          52,800           Light Industrial               100%      June 28, 2001
      Tampa, FL                          6         237,949       Light Industrial/R&D Flex          79%       July 2, 2001
      Los Angeles, CA                    1         115,702            Bulk Warehouse                77%       August 8, 2001
      Atlanta, GA                       11         512,540     Lt. Industrial/R&D Flex/Bulk         98%       August 31, 2001
                                                                     Whse./Reg. Whse.
      Denver, CO                         5         514,102   Light Industrial/ Bulk Warehouse       93%       October 1, 2001
      Chicago, IL                        2         396,191            Bulk Warehouse                100%      October 11, 2001
      Baltimore, MD                      1          49,259           Light Industrial               100%      November 8, 2001
      Northern New Jersey                2         203,252       Light Industrial/R&D Flex          57%       December 31, 2001
                                    ------------ ----------
                                        79       4,387,832
                                    ============ ==========

        (a)  One property was sold on June 28, 2001.
        (b)  One property was sold on September 5, 2001.



PROPERTY DEVELOPMENT ACTIVITY

         During 2001, the Company placed in-service seven developments totaling approximately 1.1 million square feet of GLA at a total cost of approximately $48.0 million, or $43.92 per square foot. The developed properties have the following characteristics:

                                                                                                 OCCUPANCY       PLACED IN-SERVICE
             METROPOLITAN AREA                      GLA              PROPERTY TYPE              AT 12/31/01            DATE
--------------------------------------------     ----------    ---------------------------     --------------   --------------------
Detroit, MI                                        160,000           Bulk Warehouse                100%          March 1, 2001
Tampa, FL (a)                                       42,000          Light Industrial                N/A          March 30, 2001
Nashville, TN(b)                                   403,750           Bulk Warehouse                 N/A          June 1, 2001
Baton Rouge, LA (c)                                 90,662          Light Industrial                N/A          June 27, 2001
New Orleans, LA (c)                                253,681           Bulk Warehouse                 N/A          June 27, 2001
Denver, CO                                          32,741           Bulk Warehouse                 81%          August 1, 2001
Phoenix, AZ (d)                                    109,730           Bulk Warehouse                 N/A          October 1, 2001
                                                 ----------
                                                 1,092,564
                                                 ==========

        (a)  Property was sold on March 30, 2001.
        (b)  Property was sold on July 2, 2001.
        (c)  Property was sold on June 27, 2001.
        (d)  Property was sold on December 28, 2001.


       At December 31, 2001, the Company had 45 projects under development, with an estimated completion GLA of approximately 5.1 million square feet and an estimated completion cost of approximately $232.6 million. The Company estimates it will place in service all of the projects in fiscal year 2002. There can be no assurance that the Company will place in service these projects in 2002 or that the actual completion cost will not exceed the estimated completion cost stated above.

PROPERTY SALES

        During 2001, the Company sold 128 in-service industrial properties and four out-of-service properties totaling approximately 9.0 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $386.9 million. The 128 in-service properties and four out-of-service properties sold have the following characteristics:

                                NUMBER OF
METROPOLITAN AREA               PROPERTIES          GLA                    PROPERTY TYPE                 SALE DATE
---------------------------     -----------    --------------     ---------------------------------    ---------------------
Detroit, MI                         1                  8,760              Light Industrial               January 12, 2001
Detroit, MI                         1                 42,060              Light Industrial               February 2, 2001
Indianapolis, IN (a)                1                 14,000              Light Industrial               February 21, 2001
Detroit, MI                         1                 26,400              Light Industrial               March 19, 2001
Nashville, TN                       1                 25,300              Light Industrial               March 21, 2001
Detroit, MI                         1                 18,107                  R&D Flex                   March 22, 2001
Detroit, MI                         1                 24,410              Light Industrial               March 23, 2001
Dallas, TX                          3                315,199       Bulk Warehouse/Reg. Warehouse         March 23, 2001
Detroit, MI                         3                335,390       R&D Flex/Bulk Whse./Reg. Whse.        March 26, 2001
Houston, TX                         2                 38,071              Light Industrial               March 26, 2001
Houston, TX                         2                 63,808              Light Industrial               March 28, 2001
Detroit, MI                         1                 66,395             Regional Warehouse              March 29, 2001
Portland, OR                        3                 35,000              Light Industrial               March 30, 2001
St. Louis, MO                       1                 43,868              Light Industrial               March 30, 2001
Tampa, FL                           2                124,469         Light Industrial/Regional           March 30, 2001
                                                                             Warehouse
Central Pennsylvania                1                623,832               Bulk Warehouse                April 16, 2001
Milwaukee, WI                       1                 51,950              Light Industrial               May 11, 2001
Des Moines, IA                      3                 75,072             Light Industrial                May 17, 2001
Milwaukee, WI                       1                468,000               Manufacturing                 June 4, 2001
St. Louis, MO                       1                 75,600              Light Industrial               June 5, 2001
Chicago, IL                         1                 49,853              Light Industrial               June 13, 2001
Minneapolis, MN                     1                112,083               Manufacturing                 June 18, 2001
Southern New Jersey                 1                 14,000              Light Industrial               June 20, 2001
Detroit, MI                         1                 26,125               Bulk Warehouse                June 20, 2001
Detroit, MI                         1                 33,300              Light Industrial               June 25, 2001
Atlanta, GA                         1                 35,425              Light Industrial               June 27, 2001
Chicago, IL                         2                127,122              Light Industrial               June 27, 2001
Detroit, MI                         2                 63,902        R&D Flex/Regional Warehouse          June 27, 2001
Louisiana                           23             1,425,622        Lt. Industrial/R&D Flex/Bulk         June 27, 2001
                                                                          Whse./Reg. Whse.
Chicago, IL                         3                646,497      Light Industrial/Bulk Warehouse        June 28, 2001
Milwaukee, WI                       1                 29,099              Light Industrial               June 28, 2001
Dallas, TX                          1                 90,274             Regional Warehouse              June 28, 2001
Nashville, TN                       1                403,750               Bulk Warehouse                July 2, 2001
Nashville, TN                       1                122,000               Bulk Warehouse                July 3, 2001
Tampa, FL                           5                304,207          Bulk Warehouse/Regional            July 19, 2001
                                                                             Warehouse
Northern New Jersey                 13               294,535         Light Industrial/Regional           July 24, 2001
                                                                             Warehouse
Des Moines, IA                      2                274,332               Bulk Warehouse                August 10, 2001
Minneapolis, MN                     1                 62,293              Light Industrial               August 10, 2001
Milwaukee, WI                       1                 63,716              Light Industrial               August 10, 2001
Portland, OR                        1                  7,500              Light Industrial               August 27, 2001
Detroit, MI                         1                  8,480              Light Industrial               August 28, 2001
Los Angeles, CA                     1                  7,300              Light Industrial               September 5, 2001
Denver, CO                          7                212,312              Light Industrial               September 25, 2001
Chicago, IL                         1                364,000               Manufacturing                 September 26, 2001
Central Pennsylvania                1                378,000               Bulk Warehouse                September 27, 2001
Denver, CO                          2                 87,995                  R&D Flex                   September 28, 2001
Chicago, IL                         1                 61,548              Light Industrial               October 18, 2001
Long Island, NY (a)                 1                 34,000              Light Industrial               October 19, 2001
Long Island, NY                     3                105,617         Light Industrial/Regional           October 29, 2001
                                                                             Warehouse
Detroit, MI                         1                 17,240               Manufacturing                 November 2, 2001
Chicago, IL                         1                 43,636               Manufacturing                 November 28, 2001
St. Louis, MO                       1                 66,600              Light Industrial               December 14, 2001
Minneapolis, MN                     2                182,560      Light Industrial/Bulk Warehouse        December 20, 2001
Minneapolis, MN (a)                 2                 67,255              Light Industrial               December 28, 2001
Detroit, MI                         2                217,873      Light Industrial/Bulk Warehouse        December 28, 2001
Atlanta, GA                         2                188,800      Light Industrial/Bulk Warehouse        December 28, 2001
Denver, CO                          1                 16,444              Light Industrial               December 28, 2001
Phoenix, AZ                         1                109,730               Bulk Warehouse                December 28, 2001
Long Island, NY                     7                156,078              Light Industrial               December 28, 2001
                                -----------    --------------
                                   132             8,986,794
                                ===========    ==============

        (a)  Properties were out-of-service when sold.

PROPERTY ACQUISITIONS, DEVELOPMENTS AND SALES SUBSEQUENT TO YEAR END

        During the period January 1, 2002 through March 1, 2002, the Company acquired 16 industrial properties for a total estimated investment of approximately $41.5 million. The Company also sold four industrial properties for approximately $7.2 million of gross proceeds.

DETAIL PROPERTY LISTING

        The following table lists all of the Company's properties as of December 31, 2001, by geographic market area.

                                PROPERTY LISTING

                                LOCATION                        YEAR BUILT                       LAND AREA             OCCUPANCY AT
      BUILDING ADDRESS         CITY/STATE        ENCUMBRANCES   -RENOVATED    BUILDING TYPE       (ACRES)      GLA       12/31/01
      ----------------         ----------        ------------   ----------    -------------       -------      ---       --------
ATLANTA
-------
4250 River Green Parkway       Duluth, GA            (a)           1988       R&D/Flex               2.14     28,942        100%
3400 Corporate Parkway         Duluth, GA            (a)           1987       Light Industrial       3.73     59,959        91%
3450 Corporate Parkway         Duluth, GA            (a)           1988       R&D/Flex               2.38     37,346        64%
3500 Corporate Parkway         Duluth, GA            (a)           1991       R&D/Flex               2.80     44,242        100%
3425 Corporate Parkway         Duluth, GA            (a)           1990       R&D/Flex               3.49     43,006        100%
1650 GA Highway 155            McDonough, GA                       1991       Bulk Warehouse        12.80    228,400        100%
14101 Industrial Park Blvd.    Covington, GA                       1984       Light Industrial       9.25     92,160        100%
801-804 Blacklawn Road         Conyers, GA                         1982       Bulk Warehouse         6.67    111,185        74%
1665 Dogwood Drive             Conyers, GA                         1973       Manufacturing          9.46    198,000        100%
1715 Dogwood Drive             Conyers, GA                         1973       Manufacturing          4.61    100,000        100%
11235 Harland Drive            Covington, GA                       1988       Light Industrial       5.39     32,361        100%
4050 Southmeadow Parkway       Atlanta, GA                         1991       Reg. Warehouse         6.60     87,328        100%
4071 Southmeadow Parkway       Atlanta, GA                         1991       Bulk Warehouse        17.80    209,918        100%
1875 Rockdale Industrial Blvd. Conyers, GA                         1966       Manufacturing          5.70    121,600        100%
3312 N. Berkeley Lake Road     Duluth, GA                          1969       Bulk Warehouse        52.11  1,040,296        80%
370 Great Southwest Pkway (h)  Atlanta, GA                         1986       Light Industrial       8.06    150,536        80%
955 Cobb Place                 Kennesaw, GA                        1991       Reg. Warehouse         8.73     97,518         0%
7000 Highland Parkway          Smyrna, GA                          1998       Bulk Warehouse        10.00    123,808        100%
2084 Lake Industrial Court     Conyers, GA                         1998       Bulk Warehouse        13.74    180,000        100%
2039 Monier Blvd               Lithia Springs, GA                  1999       Bulk Warehouse        10.00    110,000        72%
1005 Sigman Road               Conyers, GA                         1986       Bulk Warehouse         9.12    127,338        100%
2050 East Park Drive           Conyers, GA                         1998       Reg. Warehouse         5.46     90,289        100%
1003 Sigman Road               Conyers, GA                         1996       Bulk Warehouse        11.30    123,457        100%
201 Greenwood                  McDonough, GA                       1999       Bulk Warehouse        39.00    800,000        100%
220 Greenwood                  McDonough, GA                       2000       Bulk Warehouse        26.69    504,000        100%
1255 Oakbrook Drive            Norcross, GA                        1984       Light Industrial       2.50     36,000        100%
1256 Oakbrook Drive            Norcross, GA                        1984       Light Industrial       3.48     40,504        100%
1265 Oakbrook Drive            Norcross, GA                        1984       Light Industrial       3.52     51,200        100%
1266 Oakbrook Drive            Norcross, GA                        1984       Light Industrial       3.62     30,378        100%
1275 Oakbrook Drive            Norcross, GA                        1986       Reg. Warehouse         4.36     62,400        100%
1280 Oakbrook Drive            Norcross, GA                        1986       Reg. Warehouse         4.34     46,400        100%
1300 Oakbrook Drive            Norcross, GA                        1986       Light Industrial       5.41     52,000        100%
1325 Oakbrook Drive            Norcross, GA                        1986       Light Industrial       3.53     53,120        100%
1351 Oakbrook Drive            Norcross, GA                        1984       R&D/Flex               3.93     36,600        69%
1346 Oakbrook Drive            Norcross, GA                        1985       R&D/Flex               5.52     74,538        100%
1412 Oakbrook Drive            Norcross, GA                        1985       R&D/Flex               2.89     29,400        100%
                                                                                                           ----------     ---------
                                                                              SUBTOTAL OR AVERAGE          5,254,229        96%
                                                                                                           ----------     ---------
BALTIMORE
---------
3431 Benson                    Baltimore, MD                       1988       Light Industrial       3.48     60,227        100%
1801 Portal                    Baltimore, MD                       1987       Light Industrial       3.72     57,600        100%
1811 Portal                    Baltimore, MD                       1987       Light Industrial       3.32     60,000        100%
1831 Portal                    Baltimore, MD                       1990       Light Industrial       3.18     46,522        100%
1821 Portal                    Baltimore, MD                       1986       Light Industrial       4.63     86,234        100%
1820 Portal                    Baltimore, MD         (e)           1982       Bulk Warehouse         6.55    171,000        100%
6615 Tributary                 Baltimore, MD                       1987       Light Industrial       4.36     65,860        100%
7340 Executive                 Frederick, MD                       1988       R&D/Flex               9.38     78,418        100%
4845 Governers Way             Frederick, MD                       1988       Light Industrial       5.47     83,064         0%
8900 Yellow Brick Road         Baltimore, MD                       1982       Light Industrial       5.80     60,000        100%
7476 New Ridge                 Hanover, MD                         1987       Light Industrial      18.00     71,866        86%
1328 Charwood Road             Hanover, MD                         1986       Bilk Warehouse         9.00    150,500        100%
8779 Greenwood Place           Savage, MD                          1978       Bulk Warehouse         8.00    142,140        100%
1350 Blair Drive               Odenton, MD                         1991       Light Industrial       2.86     29,317        93%
1360 Blair Drive               Odenton, MD                         1991       Light Industrial       4.19     43,194        92%
1370 Blair Drive               Odenton, MD                         1991       Light Industrial       5.15     52,910        100%
1920 Mendenhall Court          Columbia, MD                        1981       Light Industrial       3.70     49,259        100%
                                                                                                           ----------     ---------
                                                                              SUBTOTAL OR AVERAGE          1,308,111        92%
                                                                                                           ----------     ---------
CENTRAL PENNSYLVANIA
--------------------
1214-B Freedom Road            Cranberry, PA                       1982       Reg. Warehouse         5.99     32,779        100%
401 Russell Drive              Middletown, PA                      1990       Reg. Warehouse         5.20     52,800         0%
2700 Commerce Drive            Middletown, PA                      1990       Reg. Warehouse         3.60     32,000        100%
2701 Commerce Drive            Middletown, PA                      1989       Light Industrial       6.40     48,000        100%
2780 Commerce Drive            Middletown, PA                      1989       Light Industrial       2.00     21,600        100%
7125 Grayson Road              Harrisburg, PA                      1991       Bulk Warehouse        17.17    300,000        67%
7253 Grayson Road              Harrisburg, PA                      1990       Bulk Warehouse        12.42    198,386        100%
5020 Louise Drive              Mechanicsburg, PA                   1995       Light Industrial       5.06     49,350        43%

                               LOCATION                           YEAR BUILT                       LAND AREA           OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE            ENCUMBRANCES  -RENOVATED   BUILDING TYPE        (ACRES)      GLA     12/31/01
      ----------------        ----------            ------------  ----------   -------------        -------      ---     --------
CENTRAL PENNSYLVANIA (CONT.)
----------------------------
7195 Grayson Road             Harrisburg, PA                        1994       Bulk Warehouse         6.02    100,000       100%
400 First Street              Middletown, PA                       1963/96     Bulk Warehouse        14.88    167,500       100%
401 First Street              Middletown, PA                       1963/96     Bulk Warehouse        43.55    490,140       100%
500 Industrial Lane           Middletown, PA                       1970/96     Bulk Warehouse        10.29    115,890       100%
600 Hunter Lane               Middletown, PA                        1996       Bulk Warehouse        14.77    216,387       100%
300 Hunter Lane               Middletown, PA                        1996       Bulk Warehouse        16.71    321,333       100%
Fruehauf Building #6          Middletown, PA                        1998       Bulk Warehouse         0.00    242,824       100%
3380 Susquehanna Trail North  York, PA                              1990       Bulk Warehouse        10.00    112,500       100%
495 East Locust Lane          York, PA                              1993       Bulk Warehouse        15.00    200,000       100%
350 Old Silver Spring Road    Mechanicsburg, PA                     1968       Light Industrial      20.00    264,120       100%
4500 Westport Drive           Mechanicsburg, PA                     1996       Bulk Warehouse        11.20    178,600       100%
125 East Kensinger Drive      Cranberry Township, PA                2000       Reg. Warehouse        13.00     70,000       100%
                                                                                                            ----------    ---------
                                                                               SUBTOTAL OR AVERAGE          3,214,209       94%
                                                                                                            ----------    ---------
CHICAGO
-------
720-730 Landwehr Road         Northbrook, IL          (a)           1978       Light Industrial       4.29     66,912       100%
3170-3190 MacArthur Boulevard Northbrook, IL          (a)           1978       Light Industrial       2.14     41,423       100%
20W201 101st Street           Lemont, IL              (a)           1988       Bulk Warehouse         8.72    160,200       86%
280-296 Palatine Road         Wheeling, IL            (a)           1978       Bulk Warehouse         4.67     90,833       90%
2300 Hammond Drive            Schaumburg, IL                        1970       Light Industrial       4.13     77,000       50%
3600 West Pratt Avenue        Lincolnwood, IL                      1953/88     Bulk Warehouse         6.35    204,679       84%
6750 South Sayre Avenue       Bedford Park, IL                      1975       Light Industrial       2.51     63,383       100%
585 Slawin Court              Mount Prospect, IL                    1992       R&D/Flex               3.71     38,150       100%
2300 Windsor Court            Addison, IL                           1986       Bulk Warehouse         6.80    105,100       100%
3505 Thayer Court             Aurora, IL                            1989       Light Industrial       4.60     64,220       100%
3600 Thayer Court             Aurora, IL                            1989       Light Industrial       6.80     66,958       73%
736-776 Industrial Drive      Elmhurst, IL                          1975       Light Industrial       3.79     80,180       100%
480 East 14th St.             Chicago Heights, IL                   1958       Bulk Warehouse        11.66    284,135       74%
305-311 Era Drive             Northbrook, IL                        1978       Light Industrial       1.82     27,549       100%
4330 South Racine Avenue      Chicago, IL                           1978       Manufacturing          5.57    168,000       100%
12241 Melrose Street          Franklin Park, IL                     1969       Light Industrial       2.47     77,301        0%
3150-3160 MacArthur Boulevard Northbrook, IL                        1978       Light Industrial       2.14     41,780       100%
365 North Avenue              Carol Stream, IL                      1969       Bulk Warehouse        28.65    225,000       100%
2942 MacArthur Boulevard      Northbrook, IL                        1979       R&D/Flex               3.12     49,730       100%
305-307 East North Avenue     Carol Stream, IL                      1999       Reg. Warehouse         0.00     50,009       100%
301 Alice                     Wheeling, IL                          1965       Light Industrial       2.88     65,450       100%
410 West 169th Street         South Holland, IL                     1974       Bulk Warehouse         6.40    151,436       100%
11939 South Central Avenue    Alsip, IL                             1972       Bulk Warehouse        12.60    320,171       100%
405 East Shawmut              LaGrange, IL                          1965       Light Industrial       3.39     59,075       100%
1010-50 Sesame Street         Bensenville, IL                       1976       Manufacturing          8.00    252,000       100%
5555 West 70th Place          Bedford Park, IL                      1973       Manufacturing          2.50     41,531       100%
3200-3250 South St. Louis (h) Chicago, IL                           1968       Light Industrial       8.66     74,685       100%
3110-3130 South St. Louis     Chicago, IL                           1968       Light Industrial       4.00     23,254       100%
7301 South Hamlin             Chicago, IL                          1975/86     Light Industrial       1.49     56,017       100%
7401 South Pulaski            Chicago, IL                          1975/86     Bulk Warehouse         5.36    213,670       90%
7501 South Pulaski            Chicago, IL                          1975/86     Bulk Warehouse         3.88    159,728       100%
385 Fenton Lane               West Chicago, IL                      1990       Bulk Warehouse         6.79    182,000       87%
335 Crossroad Parkway         Bolingbrook, IL                       1996       Bulk Warehouse        12.86    288,000       100%
10435 Seymour Avenue          Franklin Park, IL                     1967       Light Industrial       1.85     53,500       43%
905 Paramount                 Batavia, IL                           1977       Light Industrial       2.60     60,000       100%
1005 Paramount                Batavia, IL                           1978       Light Industrial       2.50     64,574       50%
34-45 Lake Street             Northlake, IL                         1978       Bulk Warehouse         5.71    124,804       100%
2120-24 Roberts               Broadview, IL                         1960       Light Industrial       2.30     60,009       52%
4309 South Morgan Street      Chicago, IL                           1975       Manufacturing          6.91    200,000       49%
405-17 University Drive       Arlington Hgts, IL                    1977       Light Industrial       2.42     56,400       100%
3575 Stern Avenue             St. Charles, IL                      1979/84     Reg. Warehouse         2.73     68,728       100%
3810 Stern Avenue             St. Charles, IL                       1985       Reg. Warehouse         4.67    100,074       100%
315 Kirk Road                 St. Charles, IL                    1969/93/95    Bulk Warehouse        12.42    309,600       100%
550 Business Center Drive     Mount Prospect, IL                    1984       Light Industrial       2.26     34,596        0%
700 Business Center Drive     Mount Prospect, IL                    1980       Light Industrial       3.12     34,800       100%
555 Business Center Drive     Mount Prospect, IL                    1981       Light Industrial       2.96     31,175       100%
800 Business Center Drive     Mount Prospect, IL                   1988/99     Light Industrial       5.40     81,610       100%
580 Slawin Court              Mount Prospect, IL                    1985       Light Industrial       2.08     30,225       100%
1150 Feehanville              Mount Prospect, IL                    1983       Light Industrial       2.74     33,600       100%
851 Feehanville               Mount Prospect, IL                    1983       Light Industrial       2.87     34,875       100%
1200 Business Center Drive    Mount Prospect, IL                  1988/2000    Light Industrial       6.68    106,000       100%
1331 Business Center Drive    Mount Prospect, IL                    1985       Light Industrial       3.12     30,380       100%
1601 Feehanville Drive        Mount Prospect, IL                  1986/2000    R&D/Flex               6.07     64,080       100%
3627 Stern Avenue             St. Charles, IL                       1979       Light Industrial       1.84     30,000       100%
301-329 Airport Blvd.         North Aurora, IL                      1997       Light Industrial       8.05     92,527       81%
19W661 101st Street           Lemont, IL                            1988       Bulk Warehouse        10.94    248,791       100%
19W751 101st Street           Lemont, IL                            1991       Bulk Warehouse         7.13    147,400       100%

                                LOCATION                         YEAR BUILT                       LAND AREA            OCCUPANCY AT
      BUILDING ADDRESS         CITY/STATE         ENCUMBRANCES   -RENOVATED    BUILDING TYPE       (ACRES)     GLA       12/31/01
      ----------------         ----------         ------------   ----------    -------------       -------     ---       --------
CHICAGO, (CONT.)
-------
1661 Feehanville Drive         Mount Prospect, IL                   1986       R&D/Flex              6.89     85,955        100%
                                                                                                           ----------     ---------
                                                                               SUBTOTAL OR AVERAGE         6,053,262        91%
                                                                                                           ----------     ---------
CINCINNATI
----------
9900-9970 Princeton            Cincinnati, OH         (b)           1970       Bulk Warehouse       10.64    185,580        63%
2940 Highland Avenue           Cincinnati, OH         (b)          1969/74     Bulk Warehouse       17.08    502,000        54%
4700-4750 Creek Road           Blue Ash, OH           (b)           1960       Light Industrial     15.32    265,000        89%
12072 Best Place               Springboro, OH                       1984       Bulk Warehouse        7.80    112,500        77%
901 Pleasant Valley Drive      Springboro, OH                       1984       Light Industrial      7.70     69,220        100%
4440 Mulhauser Road            Cincinnati, OH                       1999       Bulk Warehouse       15.26    240,000        100%
4434 Mulhauser Road            Cincinnati, OH                       1999       Bulk Warehouse       25.00    140,800        82%
9449 Glades Road               Hamilton, OH                         1999       Bulk Warehouse        7.40    168,000        100%
                                                                                                           ----------     ---------
                                                                               SUBTOTAL OR AVERAGE         1,683,100        77%
                                                                                                           ----------     ---------
CLEVELAND
---------
6675 Parkland Boulevard        Solon, OH                            1991       R&D/Flex             10.41    102,500        100%
                                                                                                           ----------     ---------
                                                                               SUBTOTAL OR AVERAGE           102,500        100%
                                                                                                           ----------     ---------
COLUMBUS
--------
3800 Lockbourne Industrial Pky Columbus, OH                         1986       Bulk Warehouse       22.12    404,734        100%

3880 Groveport Road            Obetz, OH                            1986       Bulk Warehouse       43.41    705,600        74%
1819 North Walcutt Road        Columbus, OH                         1973       Bulk Warehouse       11.33    243,000        51%
4300 Cemetery Road             Hilliard, OH                         1968       Manufacturing        62.71    255,470        100%
4115 Leap Road (h)             Hilliard, OH                         1977       R&D/Flex             18.66    217,612        100%
3300 Lockbourne                Columbus, OH                         1964       Bulk Warehouse       17.00    300,200         0%
                                                                                                           ----------     ---------
                                                                               SUBTOTAL OR AVERAGE         2,126,616        74%
                                                                                                           ----------     ---------
DALLAS/FORT WORTH
-----------------
1275-1281 Roundtable Drive     Dallas, TX                           1966       Light Industrial      1.75     30,642        100%
2406-2416 Walnut Ridge         Dallas, TX                           1978       Light Industrial      1.76     44,000         0%
12750 Perimeter Drive          Dallas, TX                           1979       Bulk Warehouse        6.72    178,200        72%
1324-1343 Roundtable Drive     Dallas, TX                           1972       Light Industrial      2.09     47,000        100%
1405-1409 Avenue II East       Grand Prairie, TX                    1969       Light Industrial      1.79     36,000        100%
2651-2677 Manana               Dallas, TX                           1966       Light Industrial      2.55     82,229        100%
2401-2419 Walnut Ridge         Dallas, TX                           1978       Light Industrial      1.20     30,000        100%
4248-4252 Simonton             Farmers Ranch, TX                    1973       Bulk Warehouse        8.18    205,693        100%
900-906 Great Southwest Pkwy   Arlington, TX                        1972       Light Industrial      3.20     69,761        100%
2179 Shiloh Road               Garland, TX                          1982       Reg. Warehouse        3.63     65,700        100%
2159 Shiloh Road               Garland, TX                          1982       R&D/Flex              1.15     20,800        100%
2701 Shiloh Road               Garland, TX                          1981       Bulk Warehouse        8.20    214,650        100%
12784 Perimeter Drive (i)      Dallas, TX                           1981       Light Industrial      4.57     95,671        82%
3000 West Commerce             Dallas, TX                           1980       Manufacturing        11.23    128,478        100%
3030 Hansboro                  Dallas, TX                           1971       Bulk Warehouse        3.71    100,000        100%
5222 Cockrell Hill             Dallas, TX                           1973       Manufacturing         4.79     96,506        100%
405-407 113th                  Arlington, TX                        1969       Light Industrial      2.75     60,000        100%
816 111th Street               Arlington, TX                        1972       Light Industrial      2.89     65,000        100%
1017-25 Jacksboro Highway      Fort Worth, TX                       1970       Light Industrial      1.49     30,000        100%
7341 Dogwood Park              Richland Hills, TX                   1973       Light Industrial      1.09     20,045        100%
7427 Dogwood Park              Richland Hills, TX                   1973       Light Industrial      1.60     27,500        100%
7348-54 Tower Street           Richland Hills, TX                   1978       Light Industrial      1.09     20,107        100%
7370 Dogwood Park              Richland Hills, TX                   1987       Light Industrial      1.18     18,500        100%
7339-41 Tower Street           Richland Hills, TX                   1980       Light Industrial      0.95     17,600        100%
7437-45 Tower Street           Richland Hills, TX                   1977       Light Industrial      1.16     20,400        100%
7331-59 Airport Freeway        Richland Hills, TX                   1987       R&D/Flex              2.63     37,604        92%
7338-60 Dogwood Park           Richland Hills, TX                   1978       R&D/Flex              1.51     26,523        100%
7450-70 Dogwood Park           Richland Hills, TX                   1985       Light Industrial      0.88     18,004        100%
7423-49 Airport Freeway        Richland Hills, TX                   1985       R&D/Flex              2.39     33,812        100%
7400 Whitehall Street          Richland Hills, TX                   1994       Light Industrial      1.07     22,867        100%
1602-1654 Terre Colony         Dallas, TX                           1981       Bulk Warehouse        5.72    130,949        83%
3330 Duncanville Road          Dallas, TX                           1987       Reg. Warehouse        2.20     50,560        100%
2001 110th Street              Grand Prairie, TX                   1973/93     Reg. Warehouse        3.50     74,106        100%
6851-6909 Snowden Road         Fort Worth, TX                      1985/86     Bulk Warehouse       13.00    281,200        100%
2351-2355 Merritt Drive        Garland, TX                          1986       R&D/Flex              5.00     16,740        43%
10575 Vista Park               Dallas, TX                           1988       Reg. Warehouse        2.10     37,252        100%
701-735 North Plano Road       Richardson, TX                      1972/94     Bulk Warehouse        5.78    100,065        100%
2259 Merritt Drive             Garland, TX                          1986       R&D/Flex              1.90     16,740        100%
2260 Merritt Drive             Garland, TX                         1986/99     Reg. Warehouse        3.70     62,847        100%
2220 Merritt Drive             Garland, TX                        1986/2000    Reg. Warehouse        3.90     70,390        100%
2010 Merritt Drive             Garland, TX                          1986       Reg. Warehouse        2.80     57,392        100%
2363 Merritt Drive             Garland, TX                          1986       R&D/Flex              0.40     12,300        100%
2447 Merritt Drive             Garland, TX                          1986       R&D/Flex              0.40     12,300        100%
2465-2475 Merritt Drive        Garland, TX                          1986       R&D/Flex              0.50     16,740        100%
2485-2505 Merritt Drive        Garland, TX                          1986       Bulk Warehouse        5.70    108,550        100%
17919 Waterview Parkway        Dallas, TX                           1987       Reg. Warehouse        4.88     70,936        100%
2081 Hutton Drive-Bldg 1 (i)   Carrolton, TX                        1981       R&D/Flex              3.73     42,170        78%


                                 LOCATION                       YEAR BUILT                       LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS          CITY/STATE       ENCUMBRANCES   -RENOVATED   BUILDING TYPE        (ACRES)     GLA         12/31/01
      ----------------          ----------       ------------   ---------    -------------        -------     ---         --------
DALLAS/FORT WORTH, (CONT.)
-----------------
2150 Hutton Drive               Carrolton, TX                     1980       Light Industrial       2.50     48,325         100%
2110 Hutton Drive               Carrolton, TX                     1985       R&D/Flex               5.83     59,528         71%
2025 McKenzie Drive             Carrolton, TX                     1985       Reg. Warehouse         3.81     73,556         100%
2019 McKenzie Drive             Carrolton, TX                     1985       Reg. Warehouse         3.93     80,780         100%
1420 Valwood-Bldg 1 (h)         Carrolton, TX                     1986       R&D/Flex               3.30     40,528         81%
1620 Valwood-Bldg 1 (i)         Carrolton, TX                     1986       Light Industrial       6.59    103,475         69%
1505 Luna Road-Bldg II          Carrolton, TX                     1988       Light Industrial       1.00     16,800         100%
1625 West Crosby Road           Carrolton, TX                     1988       Light Industrial       4.72     87,687         100%
2029-2035 McKenzie Drive        Carrolton, TX                     1985       Reg. Warehouse         3.30     81,924         100%
1840 Hutton Drive (h)           Carrolton, TX                     1986       R&D/Flex               5.83     93,132         100%
1420 Valwood-Bldg II            Carrolton, TX                     1986       Light Industrial       3.32     55,625         100%
2015 McKenzie Drive             Carrolton, TX                     1986       Light Industrial       3.38     73,187         62%
2105 McDaniel Drive             Carrolton, TX                     1986       Bulk Warehouse         4.59    107,915          0%
2009 McKenzie Drive             Carrolton, TX                     1987       Light Industrial       3.03     66,752         100%
1505 Luna Road-Bldg I           Carrolton, TX                     1988       Light Industrial       2.97     49,791         96%
1505 Luna Road-Bldg III         Carrolton, TX                     1988       Light Industrial       3.64     58,989         100%
2104 Hutton Drive               Carrolton, TX                     1990       Light Industrial       1.70     24,800         100%
                                                                                                          ----------      ---------
                                                                             SUBTOTAL OR AVERAGE          4,147,323         92%
                                                                                                          ----------      ---------
DAYTON
------
6094-6104 Executive Boulevard   Huber Heights, OH                 1975       Light Industrial       3.33     43,200         93%
6202-6220 Executive Boulevard   Huber Heights, OH                 1996       Light Industrial       3.79     64,000         100%
6268-6294 Executive Boulevard   Huber Heights, OH                 1989       Light Industrial       4.03     60,800         82%
5749-5753 Executive Boulevard   Huber Heights, OH                 1975       Light Industrial       1.15     12,000         100%
6230-6266 Executive Boulevard   Huber Heights, OH                 1979       Light Industrial       5.30     84,000         100%
2200-2224 Sandridge Road        Moraine, OH                       1983       Light Industrial       2.96     58,746         100%
8119-8137 Uehling Lane          Dayton, OH                        1978       R&D/Flex               1.15     20,000         70%
                                                                                                          ----------      ---------
                                                                             SUBTOTAL OR AVERAGE            342,746         94%
                                                                                                          ----------      ---------
DENVER
------
7100 North Broadway - Bldg. 1   Denver, CO                        1978       Light Industrial      16.80     32,269         76%

7100 North Broadway - Bldg. 2   Denver, CO                        1978       Light Industrial      16.90     32,500         91%

7100 North Broadway - Bldg. 3   Denver, CO                        1978       Light Industrial      11.60     22,259         82%

7100 North Broadway - Bldg. 5   Denver, CO                        1978       Light Industrial      15.00     28,789         93%

7100 North Broadway - Bldg. 6   Denver, CO                        1978       Light Industrial      22.50     38,255         81%

20100 East 32nd Avenue Parkway  Aurora, CO                        1997       R&D/Flex               4.10     51,300         65%

15700 - 15820 West 6th Avenue   Golden, CO                        1978       Light Industrial       1.92     52,767         96%

15850-15884 West 6th Avenue     Golden, CO                        1978       Light Industrial       1.92     31,856         100%
5454 Washington                 Denver, CO                        1985       Light Industrial       4.00     34,740         100%
700 West 48th Street            Denver, CO                        1984       Light Industrial       5.40     53,431         50%
702 West 48th Street            Denver, CO                        1984       Light Industrial       5.40     23,820         93%
6425 North Washington           Denver, CO                        1983       R&D/Flex               4.05     82,120         81%
3370 North Peoria Street        Aurora, CO                        1978       R&D/Flex               1.64     25,520         87%
3390 North Peoria Street        Aurora, CO                        1978       R&D/Flex               1.46     22,699         100%
3508-3538 North Peoria Street   Aurora, CO                        1978       R&D/Flex               2.61     40,653         100%

3568 North Peoria Street        Aurora, CO                        1978       R&D/Flex               2.24     34,937         75%
4785 Elati                      Denver, CO                        1972       Light Industrial       3.34     34,777         91%
4770 Fox Street                 Denver, CO                        1972       Light Industrial       3.38     26,565         93%
1550 West Evans                 Denver, CO                        1975       Light Industrial       3.92     78,787         92%
3751 - 71 Revere Street         Denver, CO                        1980       Reg. Warehouse         2.41     55,027         100%
3871 Revere Street              Denver, CO                        1980       Reg. Warehouse         3.19     75,265         100%
5454 Havana Street              Denver, CO                        1980       R&D/Flex               2.68     42,504         100%
5500 Havana Street              Denver, CO                        1980       R&D/Flex               2.19     34,776         42%
4570 Ivy Street                 Denver, CO                        1985       Light Industrial       1.77     31,355         100%
5855 Stapleton Drive North      Denver, CO                        1985       Light Industrial       2.33     41,268         76%
5885 Stapleton Drive North      Denver, CO                        1985       Light Industrial       3.05     53,893         100%
5200-5280 North Broadway        Denver, CO                        1977       Light Industrial       1.54     31,780         100%
5977-5995 North Broadway        Denver, CO                        1978       Light Industrial       4.96     50,280         100%
2952-5978 North Broadway        Denver, CO                        1978       Light Industrial       7.91     88,977         100%
6400 North Broadway             Denver, CO                        1982       Light Industrial       4.51     69,430         100%
875 Parfet Street               Lakewood, CO                      1975       Light Industrial       3.06     49,216         100%
4721 Ironton Street             Denver, CO                        1969       R&D/Flex               2.84     51,260         100%
833 Parfet Street               Lakewood, CO                      1974       R&D/Flex               2.57     24,800         100%
11005 West 8th Avenue           Lakewood, CO                      1974       Light Industrial       2.57     25,672         100%
7100 North Broadway - 7         Denver, CO                        1985       R&D/Flex               2.30     24,822         82%
7100 North Broadway - 8         Denver, CO                        1985       R&D/Flex               2.30      9,107         100%
6804 East 48th Avenue           Denver, CO                        1973       R&D/Flex               2.23     46,464         88%
445 Bryant Street               Denver, CO                        1960       Light Industrial       6.31    292,471         100%
East 47th Drive -A              Denver, CO                        1997       R&D/Flex               3.00     51,210         100%
7025 South Revere Parkway       Denver, CO                        1997       R&D/Flex               3.20     59,270         100%
9500 W. 49th Street - A         Wheatridge, CO                    1997       Light Industrial       1.74     19,217         100%
9500 W. 49th Street - B         Wheatridge, CO                    1997       Light Industrial       1.74     16,441         100%
9500 W. 49th Street - C         Wheatridge, CO                    1997       R&D/Flex               1.74     29,174         100%
9500 W. 49th Street - D         Wheatridge, CO                    1997       Light Industrial       1.74     41,615         65%

                                  LOCATION                      YEAR BUILT                       LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS            CITY/STATE     ENCUMBRANCES   -RENOVATED   BUILDING TYPE        (ACRES)     GLA         12/31/01
      ----------------            ----------     ------------   ---------    -------------        -------     ---         --------
DENVER (CONT.)
------
8100 South Park Way - A           Littleton, CO                    1997      R&D/Flex               3.33     52,581         100%
8100 South Park Way - B           Littleton, CO                    1984      R&D/Flex               0.78     12,204         100%
8100 South Park Way - C           Littleton, CO                    1984      Light Industrial       4.28     67,520         100%
451-591 East 124th Avenue         Littleton, CO                    1979      Light Industrial       4.96     59,711         100%
608 Garrison Street               Lakewood, CO                     1984      R&D/Flex               2.17     25,075         100%
610 Garrison Street               Lakewood, CO                     1984      R&D/Flex               2.17     24,965         69%
1111 West Evans (A&C)             Denver, CO                       1986      Light Industrial       2.00     36,894         100%
1111 West Evans (B)               Denver, CO                       1986      Light Industrial       0.50      4,725         100%
15000 West 6th Avenue             Golden, CO                       1985      R&D/Flex               5.25     69,279         81%
14998 West 6th Avenue Building E  Golden, CO                       1995      R&D/Flex               2.29     42,832         100%
14998 West 6th Avenue Building F  Englewood, CO                    1995      R&D/Flex               2.29     20,424         100%
12503 East Euclid Drive           Denver, CO                       1986      R&D/Flex              10.90     97,871         78%
6547 South Racine Circle          Englewood, CO                    1996      Light Industrial       3.92     59,918         97%
7800 East Iliff Avenue            Denver, CO                       1983      R&D/Flex               3.06     22,296         100%
2369 South Trenton Way            Denver, CO                       1983      R&D/Flex               4.80     33,108         91%
2370 South Trenton Way            Denver, CO                       1983      R&D/Flex               3.27     22,735         100%
2422 South Trenton Way            Denver, CO                       1983      R&D/Flex               3.94     27,413         100%
2452 South Trenton Way            Denver, CO                       1983      R&D/Flex               6.78     47,931         96%
651 Topeka Way                    Denver, CO                       1985      R&D/Flex               4.53     24,000         88%
680 Atchinson Way                 Denver, CO                       1985      R&D/Flex               4.53     24,000         100%
8122 South Park Lane - A          Littleton, CO                    1986      R&D/Flex               5.09     43,987         98%
8122 South Park Lane -  B         Littleton, CO                    1986      Light Industrial       2.28     20,389         100%
1600 South Abilene                Aurora, CO                       1986      R&D/Flex               3.53     47,930         60%
1620 South Abilene                Aurora, CO                       1986      Light Industrial       2.04     27,666         100%
1640 South Abilene                Aurora, CO                       1986      Light Industrial       2.80     37,948         54%
13900 East Florida Avenue         Aurora, CO                       1986      R&D/Flex               1.44     19,493         71%
4301 South Federal Boulevard      Englewood, CO                    1997      Reg. Warehouse         2.80     35,381         95%
14401-14492 East 33rd Place       Aurora, CO                       1979      Bulk Warehouse         4.75    100,100         100%
11701 East 53rd Avenue            Denver, CO                       1985      Reg. Warehouse         4.19     81,981         100%
5401 Oswego Street                Denver, CO                       1985      Reg. Warehouse         2.80     54,738         100%
3811 Joliet                       Denver, CO                       1977      R&D/Flex              14.24    124,290         100%
2630 West 2nd Avenue              Denver, CO                       1970      Light Industrial       0.50      8,260         100%
2650 West 2nd Avenue              Denver, CO                       1970      Light Industrial       2.80     36,081         100%
14818 West 6th Avenue Bldg. A     Golden, CO                       1985      R&D/Flex               2.54     39,776         100%
14828 West 6th Avenue Bldg. B     Golden, CO                       1985      R&D/Flex               2.54     41,805         57%
12055 E. 49th Ave/4955 Peoria     Denver, CO                       1984      R&D/Flex               3.09     49,575         94%
4940-4950 Paris                   Denver, CO                       1984      R&D/Flex               1.58     25,290         100%
4970 Paris                        Denver, CO                       1984      R&D/Flex               0.98     15,767         100%
5010 Paris                        Denver, CO                       1984      R&D/Flex               0.92     14,822         100%
7367 South Revere Parkway         Englewood, CO                    1997      Bulk Warehouse         8.50    102,839         100%
10311 W. Hampden Avenue           Lakewood, CO                     1999      Light Industrial       4.40     52,183         93%
9197 6th Avenue                   Lakewood, CO                     2000      Light Industrial       2.86     32,741         81%
8200 E. Park Meadows Drive (h)    Lone Tree, CO                    1984      R&D Flex               6.60     90,219         91%
3250 Quentin (h)                  Aurora, CO                    1984/2000    Light Industrial       8.90    144,464         100%
11585 E. 53rd Ave. (h)            Denver, CO                       1984      Bulk Warehouse        15.10    335,967         100%
10500 East 54th Ave. (i)          Denver, CO                       1986      Light Industrial       9.12    178,135         81%
                                                                                                          ----------     -----------
                                                                             SUBTOTAL OR AVERAGE          4,600,647         93%
                                                                                                          ----------     -----------
DES MOINES
----------
4121 McDonald Avenue              Des Moines, IA                   1977      Bulk Warehouse        11.02    177,431         100%
4141 McDonald Avenue              Des Moines, IA                   1976      Bulk Warehouse        11.03    263,196         96%
4161 McDonald Avenue              Des Moines, IA                   1979      Bulk Warehouse        11.02    164,081         100%
2250 Delaware Ave.                Des Moines, IA                   1975      Reg. Warehouse         4.20     88,000         90%
                                                                                                          ----------     -----------
                                                                             SUBTOTAL OR AVERAGE            692,708         97%
                                                                                                          ----------     -----------
DETROIT
-------
2654 Elliott                      Troy, MI          (a)            1986      R&D/Flex               0.75      9,700         100%
1731 Thorncroft                   Troy, MI          (a)            1969      Light Industrial       2.26     38,000         100%
1653 E. Maple                     Troy, MI          (a)            1990      R&D/Flex               1.38     23,392         100%
47461 Clipper                     Plymouth, MI      (a)            1992      Light Industrial       1.10     11,600         100%
47522 Galleon                     Plymouth, MI      (a)            1990      Light Industrial       0.90     13,507         100%
238 Executive Drive               Troy, MI                         1973      Light Industrial       1.32     13,740         100%
256 Executive Drive               Troy, MI                         1974      Light Industrial       1.12     11,273         100%
301 Executive Drive               Troy, MI                         1974      Light Industrial       1.27     20,411         100%
449 Executive Drive               Troy, MI                         1975      Reg. Warehouse         2.12     33,001         100%
501 Executive Drive               Troy, MI                         1984      Light Industrial       1.57     18,061         100%
451 Robbins Drive                 Troy, MI                         1975      Light Industrial       1.88     28,401         100%
800 Stephenson Highway            Troy, MI                         1979      R&D/Flex               4.39     48,200         100%
1035 Crooks Road                  Troy, MI                         1980      Light Industrial       1.74     23,320         100%
1095 Crooks Road                  Troy, MI                         1986      R&D/Flex               2.83     35,042         100%
1416 Meijer Drive                 Troy, MI                         1980      Light Industrial       1.20     17,944         100%
1624 Meijer Drive                 Troy, MI                         1984      Light Industrial       3.42     44,040         100%
1972 Meijer Drive                 Troy, MI                         1985      Reg. Warehouse         2.36     37,075         100%

                                LOCATION                           YEAR BUILT                       LAND AREA           OCCUPANCY AT
      BUILDING ADDRESS         CITY/STATE          ENCUMBRANCES    -RENOVATED   BUILDING TYPE        (ACRES)     GLA      12/31/01
      ----------------         ----------          ------------    ---------    -------------        -------     ---      --------
DETROIT (CONT.)
-------
1621 Northwood Drive           Troy, MI                               1977      Bulk Warehouse         1.54     24,900      100%
1707 Northwood Drive           Troy, MI                               1983      Light Industrial       1.69     28,750      100%
1788 Northwood Drive           Troy, MI                               1977      Light Industrial       1.55     12,480      100%
1821 Northwood Drive           Troy, MI                               1977      Reg. Warehouse         2.07     35,050      100%
1826 Northwood Drive           Troy, MI                               1977      Light Industrial       1.22     12,480      100%
1864 Northwood Drive           Troy, MI                               1977      Light Industrial       1.55     12,480      100%
1921 Northwood Drive           Troy, MI                               1977      Light Industrial       2.33     42,000      100%
2277 Elliott Avenue            Troy, MI                               1975      Light Industrial       0.96     12,612      100%
2451 Elliott Avenue            Troy, MI                               1974      Light Industrial       1.68     24,331      100%
2730 Research Drive            Rochester Hills, MI                    1988      Reg. Warehouse         3.52     57,850      100%
2791 Research Drive            Rochester Hills, MI                    1991      Reg. Warehouse         4.48     64,199      100%
2871 Research Drive            Rochester Hills, MI                    1991      Reg. Warehouse         3.55     49,543      100%
2911 Research Drive            Rochester Hills, MI                    1992      Reg. Warehouse         5.72     80,078      100%
3011 Research Drive            Rochester Hills, MI                    1988      Reg. Warehouse         2.55     32,637      100%
2870 Technology Drive          Rochester Hills, MI                    1988      Light Industrial       2.41     24,445      100%
2900 Technology Drive          Rochester Hills, MI                    1992      Reg. Warehouse         2.15     31,047      100%
2920 Technology Drive          Rochester Hills, MI                    1992      Light Industrial       1.48     19,011      100%
2930 Technology Drive          Rochester Hills, MI                    1991      Light Industrial       1.41     17,994      100%
2950 Technology Drive          Rochester Hills, MI                    1991      Light Industrial       1.48     19,996      100%
23014 Commerce Drive           Farmington Hills, MI                   1983      R&D/Flex               0.65      7,200      100%
23028 Commerce Drive           Farmington Hills, MI                   1983      Light Industrial       1.26     20,265      100%
23035 Commerce Drive           Farmington Hills, MI                   1983      Light Industrial       1.23     15,200      100%
23042 Commerce Drive           Farmington Hills, MI                   1983      R&D/Flex               0.75      8,790      100%
23065 Commerce Drive           Farmington Hills, MI                   1983      Light Industrial       0.91     12,705      100%
23070 Commerce Drive           Farmington Hills, MI                   1983      R&D/Flex               1.43     16,765      100%
23079 Commerce Drive           Farmington Hills, MI                   1983      Light Industrial       0.85     10,830      100%
23093 Commerce Drive           Farmington Hills, MI                   1983      Reg. Warehouse         3.87     49,040      100%
23135 Commerce Drive           Farmington Hills, MI                   1986      Light Industrial       2.02     23,969      100%
23163 Commerce Drive           Farmington Hills, MI                   1986      Light Industrial       1.51     19,020      100%
23177 Commerce Drive           Farmington Hills, MI                   1986      Light Industrial       2.29     32,127      100%
23206 Commerce Drive           Farmington Hills, MI                   1985      Light Industrial       1.30     19,822      100%
23290 Commerce Drive           Farmington Hills, MI                   1980      Reg. Warehouse         2.56     42,930      100%
23370 Commerce Drive           Farmington Hills, MI                   1980      Light Industrial       0.67      8,741      100%
21477 Bridge Street            Southfield, MI                         1986      Light Industrial       3.10     41,500      93%
1451 East Lincoln Avenue       Madison Heights, MI                    1967      Light Industrial       3.92     75,000      100%
4400 Purks Drive               Auburn Hills, MI                       1987      Light Industrial      13.04    157,100      100%
4177A Varsity Drive            Ann Arbor, MI                          1993      Light Industrial       2.48     11,050      50%
6515 Cobb Drive                Sterling Heights, MI                   1984      Light Industrial       2.91     47,597      100%
32450 N. Avis Drive            Madison Heights, MI                    1974      Light Industrial       3.23     55,820      100%
32200 N. Avis Drive            Madison Heights, MI                    1973      Light Industrial       6.15     88,700      100%
11866 Hubbard                  Livonia, MI                            1979      Light Industrial       2.32     41,380      100%
12050-12300 Hubbard (h)        Livonia, MI                            1981      Light Industrial       6.10     85,086      100%
38220 Plymouth                 Livonia, MI                            1988      Bulk Warehouse        13.14    145,232      100%
38300 Plymouth                 Livonia, MI                            1997      Bulk Warehouse         6.95    127,800      100%
12707 Eckles Road              Plymouth, MI                           1990      Light Industrial       2.62     42,300      100%
9300-9328 Harrison Rd.         Romulus, MI                            1978      Light Industrial       2.53     29,286      38%
9330-9358 Harrison Rd.         Romulus, MI                            1978      Light Industrial       2.53     29,280      100%
28420-28448 Highland Rd        Romulus, MI                            1979      Light Industrial       2.53     29,280      50%
28450-28478 Highland Rd        Romulus, MI                            1979      Light Industrial       2.53     29,340      88%
28421-28449 Highland Rd        Romulus, MI                            1980      Light Industrial       2.53     29,285      75%
28451-28479 Highland Rd        Romulus, MI                            1980      Light Industrial       2.53     29,280      88%
28825-28909 Highland Rd        Romulus, MI                            1981      Light Industrial       2.53     29,284      84%
28933-29017 Highland Rd        Romulus, MI                            1982      Light Industrial       2.53     29,280      100%
28824-28908 Highland Rd        Romulus, MI                            1982      Light Industrial       2.53     29,280      100%
28932-29016 Highland Rd        Romulus, MI                            1982      Light Industrial       2.53     29,280      100%
9710-9734 Harrison Road        Romulus, MI                            1987      Light Industrial       2.22     25,925      100%
9740-9772 Harrison Road        Romulus, MI                            1987      Light Industrial       2.53     29,548      100%
9840-9868 Harrison Road        Romulus, MI                            1987      Light Industrial       2.53     29,280      100%
9800-9824 Harrison Road        Romulus, MI                            1987      Light Industrial       2.22     25,620      100%
29265-29285 Airport Drive      Romulus, MI                            1983      Light Industrial       2.05     23,707      100%
29185-29225 Airport Drive      Romulus, MI                            1983      Light Industrial       3.17     36,658      100%
29149-29165 Airport Drive      Romulus, MI                            1984      Light Industrial       2.89     33,440      100%
29101-29115 Airport Drive      Romulus, MI                            1985      R&D/Flex               2.53     29,287      100%
29031-29045 Airport Drive      Romulus, MI                            1985      Light Industrial       2.53     29,280      100%
29050-29062 Airport Drive      Romulus, MI                            1986      Light Industrial       2.22     25,837      44%
29120-29134 Airport Drive      Romulus, MI                            1986      Light Industrial       2.53     29,282      75%
29200-29214 Airport Drive      Romulus, MI                            1985      Light Industrial       2.53     29,282      100%
9301-9339 Middlebelt Road      Romulus, MI                            1983      R&D/Flex               1.29     15,173      95%
26980 Trolley Industrial Drive Taylor, MI                             1997      Bulk Warehouse         5.43    102,400      100%
12050-12200 Farmington Road    Livonia, MI                            1973      Light Industrial       1.34     25,470      80%

                                     LOCATION                      YEAR BUILT                     LAND AREA             OCCUPANCY AT
          BUILDING ADDRESS          CITY/STATE       ENCUMBRANCES  -RENOVATED  BUILDING TYPE       (ACRES)       GLA      12/31/01
          ----------------          ----------       ------------  ---------   -------------       -------       ---      -------
DETROIT (CONT.)
33200 Capitol Avenue           Livonia, MI                            1977      Light Industrial     2.16        40,000     100%
32975 Capitol Avenue           Livonia, MI                            1978      R&D/Flex             0.99        18,465     100%
2725 S. Industrial Highway     Ann Arbor, MI                          1997      Light Industrial     2.63        37,875     100%
32920 Capitol Avenue           Livonia, MI                            1973      Reg. Warehouse       0.47         8,000     100%
11862 Brookfield Avenue        Livonia, MI                            1972      Light Industrial     0.92        14,600      0%
11923 Brookfield Avenue        Livonia, MI                            1973      Light Industrial     0.76        14,600     100%
11965 Brookfield Avenue        Livonia, MI                            1973      Light Industrial     0.88        14,600     100%
34005 Schoolcraft Road         Livonia, MI                            1981      Light Industrial     1.70        26,100     100%
13405 Stark Road               Livonia, MI                            1980      Light Industrial     0.65         9,750     100%
1170 Chicago Road              Troy, MI                               1983      Light Industrial     1.73        21,500     100%
1200 Chicago Road              Troy, MI                               1984      Light Industrial     1.73        26,210     100%
450 Robbins Drive              Troy, MI                               1976      Light Industrial     1.38        19,050     100%
1230 Chicago Road              Troy, MI                               1996      Reg. Warehouse       2.10        30,120     100%
12886 Westmore Avenue          Livonia, MI                            1981      Light Industrial     1.01        18,000     100%
12898 Westmore Avenue          Livonia, MI                            1981      Light Industrial     1.01        18,000     100%
33025 Industrial Road          Livonia, MI                            1980      Light Industrial     1.02         6,250     100%
2002 Stephenson Highway        Troy, MI                               1986      R&D/Flex             1.42        21,850     100%
47711 Clipper Street           Plymouth Twsp, MI                      1996      Reg. Warehouse       2.27        36,926     100%
32975 Industrial Road          Livonia, MI                            1984      Light Industrial     1.19        21,000     100%
32985 Industrial Road          Livonia, MI                            1985      Light Industrial     0.85        12,040     100%
32995 Industrial Road          Livonia, MI                            1983      Light Industrial     1.11        14,280     100%
12874 Westmore Avenue          Livonia, MI                            1984      Light Industrial     1.01        16,000     100%
33067 Industrial Road          Livonia, MI                            1984      Light Industrial     1.11        18,640     100%
1775 Bellingham                Troy, MI                               1987      R&D/Flex             1.88        28,900     100%
1785 East Maple                Troy, MI                               1985      Light Industrial     0.80        10,200     100%
1807 East Maple                Troy, MI                               1984      R&D/Flex             2.15        28,100     100%
9800 Chicago Road              Troy, MI                               1985      Light Industrial     1.09        14,280     100%
1840 Enterprise Drive          Rochester Hills, MI                    1990      R&D/Flex             2.42        33,240     100%
1885 Enterprise Drive          Rochester Hills, MI                    1990      Light Industrial     1.47        19,604     100%
1935-55 Enterprise Drive       Rochester Hills, MI                    1990      R&D/Flex             4.54        53,400     100%
5500 Enterprise Court          Warren, MI                             1989      R&D/Flex             3.93        53,900     100%
750 Chicago Road               Troy, MI                               1986      Light Industrial     1.54        26,709     100%
800 Chicago Road               Troy, MI                               1985      Light Industrial     1.48        24,340      0%
850 Chicago Road               Troy, MI                               1984      Light Industrial     0.97        16,049     100%
2805 S. Industrial Highway     Ann Arbor, MI                          1990      R&D/Flex             1.70        24,458     58%
6833 Center Drive              Sterling Heights, MI                   1998      Reg. Warehouse       4.42        66,132      0%
22731 Newman Street            Dearborn, MI                           1985      R&D/Flex             2.31        48,000     54%
32201 North Avis Drive         Madison Heights, MI                    1974      R&D/Flex             4.19        50,000      0%
1100 East Mandoline Road       Madison Heights, MI                    1967      Bulk Warehouse       8.19       117,903     100%
30081 Stephenson Highway       Madison Heights, MI                    1967      Light Industrial     2.50        50,750     100%
1120 John A. Papalas Drive(i)  Lincoln Park, MI                       1985      Light Industrial    10.30       120,410     100%
4872 S. Lapeer Road            Lake Orion Twsp, MI                    1999      Bulk Warehouse       9.58       125,605     100%
775 James L. Hart Parkway      Ypsilanti, MI                          1999      Reg. Warehouse       7.65        55,535     100%
22701 Trolley Industrial       Taylor, MI                             1999      Bulk Warehouse       9.12       160,035     100%
1400 Allen Drive               Troy, MI                               1979      Reg. Warehouse       1.98        27,280     100%
1408 Allen Drive               Troy, MI                               1979      Light Industrial     1.44        19,704     100%
1305 Stephenson Hwy            Troy, MI                               1979      Reg. Warehouse       3.42        47,000     100%
32505 Industrial Drive         Madison Heights, MI                    1979      Light Industrial     3.07        47,013     100%
1799-1813 Northfield Drive(h)  Rochester Hills, MI                    1980      Light Industrial     4.22        67,360     100%
                                                                                                              ----------  ------
                                                                                SUBTOTAL OR AVERAGE           4,817,386      94%
                                                                                                              ----------  ------
GRAND RAPIDS
3232 Kraft Avenue              Grand Rapids, MI          (a)          1988      Bulk Warehouse      13.15       216,000     80%
8181 Logistics Drive           Grand Rapids, MI          (a)          1990      Bulk Warehouse      10.00       222,000     100%
5062 Kendrick Court            Grand Rapids, MI          (a)          1987      Manufacturing        2.06        31,750     100%
2 84th Street SW               Byron Center, MI                       1986      Light Industrial     3.01        30,000     67%
100 84th Street SW             Byron Center, MI                       1979      Light Industrial     4.20        81,000     57%
511 76th Street SW             Grand Rapids, MI                       1986      Bulk Warehouse      14.44       202,500     94%
553 76th Street SW             Grand Rapids, MI                       1985      R&D/Flex             1.16        10,000     100%
555 76th Street SW             Grand Rapids, MI                       1987      Bulk Warehouse      12.50       200,000     100%
2935 Walkent Court NW          Grand Rapids, MI                       1991      Light Industrial     4.00        64,961     100%
3300 Kraft Avenue SE           Grand Rapids, MI                       1987      Bulk Warehouse      14.00       200,000     100%
3366 Kraft Avenue SE           Grand Rapids, MI                       1987      Bulk Warehouse      15.00       200,000     57%
5001 Kendrick Court SE         Grand Rapids, MI                       1983      Light Industrial     4.00        61,500     65%
5050 Kendrick Court SE         Grand Rapids, MI                       1988      Manufacturing       26.94       413,500     100%
5015 52nd Street SE            Grand Rapids, MI                       1987      Light Industrial     4.50        61,250     100%
5025 28th Street               Grand Rapids, MI                       1967      Light Industrial     1.01        14,400     100%
5079 33rd Street SE            Grand Rapids, MI                       1990      Bulk Warehouse       7.00       109,875     100%
5333 33rd Street SE            Grand Rapids, MI                       1991      Bulk Warehouse       8.09       101,250     100%
5130 Patterson Ave             Grand Rapids, MI                       1987      Light Industrial     3.21        30,000     67%
425 Gordon Industrial Court    Grand Rapids, MI                       1990      Bulk Warehouse       8.77       173,875     100%
2851 Prairie Street            Grandville, MI                         1989      Bulk Warehouse       5.48       117,251     100%
2945 Walkent Court             Grand Rapids, MI                       1993      Bulk Warehouse       4.45        93,374     100%

                                   LOCATION                      YEAR BUILT                     LAND AREA             OCCUPANCY AT
        BUILDING ADDRESS          CITY/STATE       ENCUMBRANCES  -RENOVATED  BUILDING TYPE       (ACRES)       GLA      12/31/01
        ----------------          ----------       ------------  ---------   -------------       -------       ---      -------
GRAND RAPIDS(CONT.)
537 76th Street               Grand Rapids, MI                      1987     Light Industrial       5.26     80,000          100%
3395 Kraft Avenue             Grand Rapids, MI                      1985     Light Industrial       3.70     42,600          100%
3427 Kraft Avenue             Grand Rapids, MI                      1985     Light Industrial       2.40     32,600          15%
                                                                                                          ---------         -----
                                                                             SUBTOTAL OR AVERAGE          2,789,686          91%
                                                                                                          ---------         -----
HOUSTON
2102-2314 Edwards Street      Houston, TX                           1961     Bulk Warehouse         5.02    115,248          93%
4545 Eastpark Drive           Houston, TX                           1972     Reg. Warehouse         3.80     81,295          100%
3351 Rauch Street             Houston, TX                           1970     Reg. Warehouse         4.04     82,500          100%
3851 Yale Street              Houston, TX                           1971     Bulk Warehouse         5.77    132,554          100%
3337-3347 Rauch Street        Houston, TX                           1970     Reg. Warehouse         2.29     53,425          100%
8505 North Loop East          Houston, TX                           1981     Bulk Warehouse         4.99    107,769          100%
4749-4799 Eastpark Dr.        Houston, TX                           1979     Bulk Warehouse         7.75    182,563          100%
4851 Homestead Road           Houston, TX                           1973     Bulk Warehouse         3.63    142,250          100%
3365-3385 Rauch Street        Houston, TX                           1970     Reg. Warehouse         3.31     82,140          100%
5050 Campbell Road            Houston, TX                           1970     Bulk Warehouse         6.10    121,875          66%
4300 Pine Timbers             Houston, TX                           1980     Bulk Warehouse         4.76    113,400          84%
7901 Blankenship              Houston, TX                           1972     Light Industrial       2.17     48,000          100%
2500-2530 Fairway Park        Houston, TX                           1974     Bulk Warehouse         8.72    213,638          81%
6550 Longpointe               Houston, TX                           1980     Bulk Warehouse         4.13     97,700          57%
1815 Turning Basin Drive      Houston, TX                           1980     Bulk Warehouse         6.34    139,630          100%
1819 Turning Basin Drive      Houston, TX                           1980     Light Industrial       2.85     65,494          100%
4545 Mossford Drive           Houston, TX                           1975     Reg. Warehouse         3.56     66,565          100%
1805 Turning Basin Drive      Houston, TX                           1980     Bulk Warehouse         7.60    155,250          100%
7000 Empire Drive             Houston, TX             (d)           1980     R&D/Flex               6.25     95,073          100%
9777 West Gulfbank Drive      Houston, TX             (d)           1980     Light Industrial      15.45    252,242          89%
9835 A Genard Road            Houston, TX                           1980     Bulk Warehouse        39.20    417,350          100%
9835 B Genard Road            Houston, TX                           1980     Reg. Warehouse         6.40     66,600          100%
10161 Harwin Drive            Houston, TX                        1979/1981   R & D/Flex             5.27     73,052          100%
10165 Harwin Drive            Houston, TX                        1979/1981   R & D/Flex             2.31     31,987          100%
10175 Harwin Drive            Houston, TX                        1797/1981   Light Industrial       2.85     39,475          100%
100 Donwick Drive             The Woodlands, TX                     1982     Bulk Warehouse        15.85    251,850          100%
                                                                                                          ----------      -------
                                                                             SUBTOTAL OR                  3,228,925          94%
                                                                             AVERAGE                      ----------      -------
INDIANAPOLIS
2900 North Shadeland          Indianapolis, IN        (b)        1957/1992   Bulk Warehouse        60.00    959,459          79%
2400 North Shadeland          Indianapolis, IN                      1970     Reg. Warehouse         2.45     40,000          100%
2402 North Shadeland          Indianapolis, IN                      1970     Bulk Warehouse         7.55    121,539          100%
7901 West 21st Street         Indianapolis, IN                      1985     Bulk Warehouse        12.00    353,000          84%
1445 Brookville Way           Indianapolis, IN        (b)           1989     Bulk Warehouse         8.79    115,200          84%
1440 Brookville Way           Indianapolis, IN        (b)           1990     Bulk Warehouse         9.64    166,400          100%
1240 Brookville Way           Indianapolis, IN        (b)           1990     Light Industrial       3.50     63,000          71%
1220 Brookville Way           Indianapolis, IN        (b)           1990     R&D/Flex               2.10     10,000          100%
1345 Brookville Way           Indianapolis, IN        (c)           1992     Bulk Warehouse         5.50    130,736          84%
1350 Brookville Way           Indianapolis, IN        (b)           1994     Reg. Warehouse         2.87     38,460          100%
1341 Sadlier Circle East      Indianapolis, IN        (c)        1971/1992   Light Industrial       2.03     32,400          75%
Drive
1322-1438 Sadlier Circle      Indianapolis, IN        (c)        1971/1992   Light Industrial       3.79     36,000          97%
East Dr
1327-1441 Sadlier Circle      Indianapolis, IN        (c)           1992     Light Industrial       5.50     54,000          100%
East Dr
1304 Sadlier Circle East      Indianapolis, IN        (c)        1971/1992   Reg. Warehouse         2.42     17,600          100%
Drive
1402 Sadlier Circle East      Indianapolis, IN        (c)        1970/1992   Light Industrial       4.13     40,800          88%
Drive
1504 Sadlier Circle East      Indianapolis, IN        (c)        1971/1992   Manufacturing          4.14     54,000          100%
Drive
1311 Sadlier Circle East      Indianapolis, IN        (c)        1971/1992   R&D/Flex               1.78     13,200          100%
Drive
1365 Sadlier Circle East      Indianapolis, IN        (c)        1971/1992   Light Industrial       2.16     30,000          100%
Drive
1352-1354 Sadlier Circle E.   Indianapolis, IN        (c)        1970/1992   Light Industrial       3.50     44,000          100%
Drive
1335 Sadlier Circle East      Indianapolis, IN        (c)        1971/1992   R&D/Flex               1.20     20,000          100%
Drive
1327 Sadlier Circle East      Indianapolis, IN        (c)        1971/1992   Reg. Warehouse         1.20     12,800          100%
Drive
1425 Sadlier Circle East      Indianapolis, IN        (c)        1971/1992   R&D/Flex               2.49      5,000          100%
Drive
1230 Brookville Way           Indianapolis, IN        (b)           1995     Reg. Warehouse         1.96     15,000          100%
6951 East 30th Street         Indianapolis, IN                      1995     Light Industrial       3.81     44,000          100%
6701 East 30th Street         Indianapolis, IN                      1995     Light Industrial       3.00      7,820          100%
6737 East 30th Street         Indianapolis, IN                      1995     Reg. Warehouse        11.01     87,500          74%
1225 Brookville Way           Indianapolis, IN                      1997     Light Industrial       1.00     10,000          100%
6555 East 30th Street         Indianapolis, IN                   1969/1981   Bulk Warehouse        22.00    331,826          27%
2432-2436 Shadeland           Indianapolis, IN                      1968     Light Industrial       4.57     70,560          88%
8402-8440 East 33rd Street    Indianapolis, IN                      1977     Light Industrial       4.70     55,200          56%
8520-8630 East 33rd Street    Indianapolis, IN                      1976     Light Industrial       5.30     81,000          44%
8710-8768 East 33rd Street    Indianapolis, IN                      1979     Light Industrial       4.70     43,200          93%
3316-3346 North Pagosa Court  Indianapolis, IN                      1977     Light Industrial       5.10     81,000          56%
3331 Raton Court              Indianapolis, IN                      1979     Light Industrial       2.80     35,000           0%
4430 Airport Expressway       Indianapolis, IN                      1970     Bulk Warehouse        32.00    486,394          100%
6751 East 30th Street         Indianapolis, IN                      1997     Bulk Warehouse         6.34    100,000          100%
9200 East 146th Street        Noblesville, IN                       1961     Bulk Warehouse        21.65    150,488          91%
9210 East 146th Street        Noblesville, IN                       1978     Reg. Warehouse        11.91     23,950           0%
6575 East 30th Street         Indianapolis, IN                      1998     Bulk Warehouse         4.00     60,000          100%

                                     LOCATION                      YEAR BUILT                     LAND AREA             OCCUPANCY AT
          BUILDING ADDRESS          CITY/STATE       ENCUMBRANCES  -RENOVATED  BUILDING TYPE       (ACRES)       GLA      12/31/01
          ----------------          ----------       ------------  ---------   -------------       -------       ---      -------
INDIANAPOLIS (CONT.)
6585 East 30th Street         Indianapolis, IN                        1998      Bulk Warehouse         6.00    100,000          100%
6635 East 30th Street         Indianapolis, IN                        1998      Bulk Warehouse         6.00    100,000          80%
5902 Decatur Blvd             Indianapolis, IN                        2000      Bulk Warehouse        26.50    389,660          100%
9910 North by Northeast Blvd. Fishers, IN                             1994      Bulk Warehouse         8.40    192,000          100%
                                                                                                             ----------      -------
                                                                                SUBTOTAL OR                  4,822,192          83%
                                                                                AVERAGE
                                                                                                             ----------      -------
LONG ISLAND
10 Edison Street              Amityville, NY                          1971      Light Industrial       1.40     34,400          100%
5 Sidney Court                Lindenhurst, NY                      1962/1992    Light Industrial       1.70     29,300          100%
160 Engineers Drive           Hicksville, NY                          1966      Light Industrial       1.90     29,500          100%
260 Engineers Drive           Hicksville, NY                          1966      Light Industrial       2.80     52,380          100%
87-119 Engineers Drive (h)    Hicksville, NY                          1966      Light Industrial       1.70     36,400          100%
950-970 South Broadway        Hicksville, NY                          1966      Light Industrial       2.65     55,889          91%
                                                                                                             ----------      -------
                                                                                SUBTOTAL OR                    237,869          98%
                                                                                AVERAGE
                                                                                                             ----------      -------
LOS ANGELES
5220 Fourth Street            Irwindale, CA                           2000      Light Industrial       1.28     28,800          92%
15705 Arrow Highway           Irwindale, CA                           1987      Light Industrial       0.75     16,792          92%
15709 Arrow Highway           Irwindale, CA                           1987      Light Industrial       1.10     24,000          100%
6407-6419 Alondra Blvd.       Paramount, CA                           1985      Light Industrial       0.90     16,392          100%
6423-6431 Alondra Blvd.       Paramount., CA                          1985      Light Industrial       0.76     13,765          100%
15101-15141 Figueroa St. (h)  Los Angeles, CA                         1982      Reg. Warehouse         4.70    129,600          100%
20816-18 Higgins Court        Torrance, CA                            1981      Light Industrial       0.35      7,300          100%
21136 South Wilmington Ave.   Carson, CA                              1989      Bulk Warehouse         6.02    115,702          77%
1830 W. 208th Street          Torrance, CA                            1981      Light Industrial       0.51      7,800          100%
20807-09 Higgins Court        Torrance, CA                            1981      Light Industrial       0.38      8,048          100%
20801-03 Higgins Court        Torrance, CA                            1981      Light Industrial       0.41      8,086          100%
20817-19 S. Western Ave.      Torrance, CA                            1981      Light Industrial       0.35      7,300          100%
20904-06 Higgins Court        Torrance, CA                            1981      Light Industrial       0.35      7,300          100%
20909-11 S. Western Ave.      Torrance, CA                            1981      Light Industrial       0.35      7,300          100%
20915-17 S. Western Ave.      Torrance, CA                            1981      Light Industrial       0.35      7,300          100%
20908-10 Higgins Court        Torrance, CA                            1981      Light Industrial       0.35      7,300          100%
20914-16 Higgins Court        Torrance, CA                            1981      Light Industrial       0.35      6,100          100%
                                                                                                             ----------      -------
                                                                                SUBTOTAL OR                    418,885          93%
                                                                                AVERAGE
                                                                                                             ----------      -------
LOUISVILLE
9001 Cane Run Road            Louisville, KY                          1998      Bulk Warehouse        39.60    212,500          100%
9101 Cane Road                Louisville, KY                          2000      Bulk Warehouse        14.00    231,000          100%
                                                                                                             ----------      -------
                                                                                SUBTOTAL OR                    443,500          100%
                                                                                AVERAGE
                                                                                                             ----------      -------
MILWAUKEE
N25 W23050 Paul Road          Pewaukee, WI                            1989      R&D/Flex               4.50     37,765           0%
N25 W23255 Paul Road          Pewaukee, WI                            1987      R&D/Flex               4.80     55,940          100%
N27 W23293 Roundy Drive       Pewaukee, WI                            1989      Reg. Warehouse         3.64     39,468          100%
6523 N. Sydney Place          Glendale, WI                            1978      Light Industrial       4.00     43,440          100%
8800 W. Bradley               Milwaukee, WI                           1982      Light Industrial       8.00     77,621          100%
4560 North 124th Street       Wauwatosa, WI                           1976      Light Industrial       1.31     25,000          100%
12221 West Feerick            Wauwatosa, WI                           1971      Reg. Warehouse         1.90     39,800          100%
4410-80 North 132nd Street    Butler, WI                              1999      Bulk Warehouse         4.90    100,000          85%
                                                                                                             ----------      -------
                                                                                SUBTOTAL OR                    419,034          87%
                                                                                AVERAGE
                                                                                                             ----------      -------
MINNEAPOLIS/ST. PAUL
2700 Freeway Boulevard        Brooklyn Center, MN        (a)          1981      Light Industrial       7.76     78,741          72%
6507-6545 Cecilia Circle      Bloomington, MN                         1980      Manufacturing          9.65     74,118          95%
1275 Corporate Center Drive   Eagan, MN                               1990      Light Industrial       1.50     19,675          100%
1279 Corporate Center Drive   Eagan, MN                               1990      Light Industrial       1.50     19,792          100%
6201 West 111th Street        Bloomington, MN                         1987      Bulk Warehouse        37.00    424,866          100%
6403-6545 Cecilia Drive       Bloomington, MN                         1980      Light Industrial       9.65     87,198          100%
6925-6943 Washington Avenue   Edina, MN                               1972      Manufacturing          2.75     37,625          100%
6955-6973 Washington Avenue   Edina, MN                               1972      Manufacturing          2.25     31,189          100%
7251-7267 Washington Avenue   Edina, MN                               1972      Light Industrial       1.82     26,250          92%
7301-7325 Washington Avenue   Edina, MN                               1972      Light Industrial       1.92     27,297          100%
7101 Winnetka Avenue North    Brooklyn Park, MN                       1990      Bulk Warehouse        14.18    252,978          100%
7600 Golden Triangle Drive    Eden Prairie, MN                        1989      R&D/Flex               6.79     74,148          100%
9901 West 74th Street         Eden Prairie, MN                      1983/88     Reg. Warehouse         8.86    153,813          100%
11201 Hampshire Avenue South  Bloomington, MN                         1986      Manufacturing          5.90     60,480          100%
12220-12222 Nicollet Avenue   Burnsville, MN                        1989/90     Light Industrial       1.80     17,116         100%
12250-12268 Nicollet Avenue   Burnsville, MN                        1989/90     Light Industrial       4.30     42,365          92%
12224-12226 Nicollet Avenue   Burnsville, MN                        1989/90     R&D/Flex               2.40     23,607          78%
980 Lone Oak Road             Eagan, MN                               1992      Reg. Warehouse        11.40    154,950          84%
990 Lone Oak Road             Eagan, MN                               1989      Reg. Warehouse        11.41    153,608          92%
1030 Lone Oak Road            Eagan, MN                               1988      Light Industrial       6.30     83,076          90%
1060 Lone Oak Road            Eagan, MN                               1988      Light Industrial       6.50     82,728          100%
5400 Nathan Lane              Plymouth, MN                            1990      Light Industrial       5.70     72,089          41%
6464 Sycamore Court           Maple Grove, MN                         1990      Manufacturing          6.40     79,702          100%
10120 W. 76th Street          Eden Prairie, MN                        1987      Light Industrial       4.52     59,030          100%

                                     LOCATION                      YEAR BUILT                     LAND AREA             OCCUPANCY AT
          BUILDING ADDRESS          CITY/STATE       ENCUMBRANCES  -RENOVATED  BUILDING TYPE       (ACRES)       GLA      12/31/01
          ----------------          ----------       ------------  ---------   -------------       -------       ---      -------
MINNEAPOLIS/ST. PAUL (CONT.)
7615 Golden Triangle          Eden Prairie, MN                        1987     Light Industrial     4.61         52,816      100%
7625 Golden Triangle Drive    Eden Prairie, MN                        1987     Light Industrial     4.61         73,168      79%
2605 Fernbrook Lane North     Plymouth, MN                            1987     R&D/Flex             6.37         80,766      100%
12155 Nicollet Avenue         Burnsville, MN                          1995     Reg. Warehouse       5.80         48,000      100%
6655 Wedgewood Road           Maple Grove, MN                         1989     Manufacturing       17.88        123,485      100%
900 Apollo Road               Egan, MN                                1970     Manufacturing       39.00        312,265      100%
7316 Aspen Lane North         Brooklyn Park, MN                       1978     Manufacturing        6.63         96,000      87%
953 Westgate Drive            Brooklyn Center, MN                     1991     Light Industrial     3.17         51,906      100%
73rd Avenue North             Brooklyn Park, MN                       1995     R&D/Flex             4.46         59,782      100%
1905 W. Country Road C        Roseville, MN                           1993     R&D/Flex             4.60         47,735      82%
2720 Arthur Street            Roseville, MN                           1995     R&D/Flex             6.06         74,337      100%
10205 51st Avenue North       Plymouth, MN                            1990     Reg. Warehouse       2.00         30,476      100%
4100 Peavey Road              Chaska, MN                              1988     Manufacturing        8.27         78,029      71%
11300 Hampshire Ave. South    Bloomington, MN                         1983     Bulk Warehouse       9.94        145,210      100%
375 Rivertown Drive           Woodbury, MN                            1996     Bulk Warehouse      11.33        251,968      100%
5205 Highway 169              Plymouth, MN                            1960     Light Industrial     7.92         98,844      90%
6451-6595 Citywest Parkway    Eden Prairie, MN                        1984     R&D/Flex             6.98         82,769      100%
7500-7546 Washington Square   Eden Prairie, MN                        1975     Light Industrial     5.40         46,200      73%
7550-7558 Washington Square   Eden Prairie, MN                        1975     Light Industrial     2.70         29,739      100%
5240-5300 Valley
  Industrial BLVD S           Shakopee, MN                            1973     Light Industrial     9.06         80,001      88%
7125 Northland Terrace        Brooklyn Park, MN                       1996     R&D/Flex             5.89         79,958      100%
6900 Shady Oak Road           Eden Prairie,  MN                       1980     R&D/Flex             4.60         49,190      100%
6477-6525 City West Parkway   Eden Prairie, MN                        1984     R&D/Flex             7.00                     100%
                                                                                                                 89,456
1157 Valley Park Drive        Shakopee, MN                            1997     Bulk Warehouse       9.97        126,014      100%
500-530 Kasota Avenue SE      Minneapolis, MN                         1976     Manufacturing        4.47         85,442      80%
770-786 Kasota Avenue SE      Minneapolis, MN                         1976     Manufacturing        3.16         56,388      100%
800 Kasota Avenue SE          Minneapolis, MN                         1976     Manufacturing        4.10        100,250      100%
2530-2570 Kasota Avenue       St. Paul, MN                            1976     Manufacturing        4.56         75,426      84%
504 Malcolm Ave. SE           Minneapolis, MN                         1999     Bulk Warehouse       7.50        143,066      92%
5555 12th Ave. East           Shakopee, MN                            2000     Bulk Warehouse       7.81        128,593      100%
                                                                                                              ----------  -------
                                                                               SUBTOTAL OR                    4,933,720      95%
                                                                               AVERAGE
                                                                                                              ----------  -------
NASHVILLE
1621 Heil Quaker Boulevard    Nashville, TN              (a)          1975     Bulk Warehouse      11.29        160,661      100%
417 Harding Industrial Drive  Nashville, TN                           1972     Bulk Warehouse      13.70        207,440      100%
3099 Barry Drive              Portland, TN                            1995     Manufacturing        6.20        109,058       0%
3150 Barry Drive              Portland, TN                            1993     Bulk Warehouse      26.32        268,253      100%
5599 Highway 31 West          Portland, TN                            1995     Bulk Warehouse      20.00        161,500       0%
1650 Elm Hill Pike            Nashville, TN                           1984     Light Industrial     3.46         41,228      93%
1102 Appleton Drive           Nashville, TN                           1984     Light Industrial     1.73         28,022      100%
1920 Air Lane Drive           Nashville, TN                           1985     Light Industrial     3.19         49,922      100%
1931 Air Lane Drive           Nashville, TN                           1984     Light Industrial    10.11         87,549      92%
470 Metroplex Drive (h)       Nashville, TN                           1986     Light Industrial     8.11        102,040      85%
1150 Antiock Pike             Nashville, TN                           1987     Bulk Warehouse       9.83        146,055      100%
4640 Cummings Park            Nashville, TN                           1986     Bulk Warehouse      14.69        100,000      100%
211 Nesbit North              Nashville, TN                           1983     Bulk Warehouse       6.12        135,625      100%
211 Nesbit South              Nashville, TN                           1983     Bulk Warehouse       6.10        135,925      100%
211 Nesbit West               Nashville, TN                           1985     Bulk Warehouse       3.05         67,500      100%
556 Metroplex Drive           Nashville, TN                           1983     Light Industrial     3.66         43,026      100%
                                                                                                              ----------  -------
                                                                               SUBTOTAL OR                    1,843,804      84%
                                                                               AVERAGE
                                                                                                              ----------  -------
NORTHERN NEW JERSEY
60 Ethel Road West            Piscataway, NJ                          1982     Light Industrial     3.93         42,820      100%
70 Ethel Road West            Piscataway, NJ                          1979     Light Industrial     3.78         62,000      100%
140 Hanover Avenue            Hanover, NJ                          1964/1988   R&D/Flex             2.95         24,905      100%
601-629 Montrose Avenue       South Plainfield, NJ                    1974     Light Industrial     5.83         75,000      87%
9 Princess Road               Lawrenceville, NJ                       1985     R&D/Flex             2.36         24,375      85%
11 Princess Road              Lawrenceville, NJ                       1985     R&D/Flex             5.33         55,000      91%
15 Princess Road              Lawrenceville, NJ                       1986     R&D/Flex             2.00         20,625      100%
17 Princess Road              Lawrenceville, NJ                       1986     R&D/Flex             1.82         18,750      100%
220 Hanover Avenue            Hanover, NJ                             1987     Bulk Warehouse      29.27        158,242      100%
244 Shefield Street           Mountainside, NJ                     1965/1986   Light Industrial     2.20         23,430      100%
30 Troy Road                  Hanover,  NJ                            1972     Light Industrial     1.31         17,500      100%
15 Leslie Court               Hanover,  NJ                            1971     Light Industrial     3.08         18,000      100%
20 Leslie Court               Hanover,  NJ                            1974     Light Industrial     1.38         17,997      100%
25 Leslie Court               Hanover,  NJ                            1975     Light Industrial     1.30         70,800      100%
130 Algonquin Parkway         Hanover,  NJ                            1973     Light Industrial     5.50         29,008      100%
150 Algonquin Parkway         Hanover,  NJ                            1973     Light Industrial     2.47         17,531      100%
55 Locust Avenue              Roseland, NJ                            1980     Reg. Warehouse      13.63         79,750      100%
31 West Forest Street (h)     Englewood, NJ                           1978     Light Industrial     6.00        110,000      95%
25 World's Fair Drive         Franklin, NJ                            1986     R&D/Flex             1.81         20,000      100%
14 World's Fair Drive         Franklin, NJ                            1980     R&D/Flex             4.53         60,000      100%
16 World's Fair Drive         Franklin, NJ                            1981     Light Industrial     3.62         43,400      100%
18 World's Fair Drive         Franklin, NJ                            1982     R&D/Flex             1.06         12,809       0%

                               LOCATION                     YEAR BUILT                        LAND AREA                 OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE      ENCUMBRANCES  -RENOVATED   BUILDING TYPE         (ACRES)         GLA      12/31/01
      ----------------        ----------      ------------   ---------   -------------         -------         ---      --------
NORTHERN NEW JERSEY (CONT.)

23 World's Fair Drive         Franklin, NJ                      1982      Light Industrial       1.20        16,000       100%
12 World's Fair Drive         Franklin, NJ                      1981      Light Industrial       3.85        65,000       85%
49 Napoleon Court             Franklin, NJ                      1982      Light Industrial       2.06        32,500       100%
50 Napoleon Court             Franklin, NJ                      1982      Light Industrial       1.52        20,158       100%
22 World's Fair Drive         Franklin, NJ                      1983      Light Industrial       3.52        50,000       100%
26 World's Fair Drive         Franklin, NJ                      1984      Light Industrial       3.41        47,000       71%
24 World's Fair Drive         Franklin, NJ                      1984      Light Industrial       3.45        47,000       100%
12 Wright Way                 Oakland, NJ                       1981      Reg. Warehouse         6.52        52,402       100%
155 Pierce Street             Sumerset, NJ                      1999      R&D Flex               4.84        46,000       100%
20  Worlds Fair Drive Lot 13  Sumerset, NJ                      1999      R&D Flex               4.25        30,000       100%
10 New Maple Road             Pine Brook, NJ                 1973/1999    Bulk Warehouse        18.13       265,376       100%
60 Chapin Road                Pine Brook, NJ                 1977/2000    Bulk Warehouse        13.61       259,230       100%
45 Route 46                   Pine Brook, NJ                 1974/1987    Light Industrial       6.54        83,889       91%
43 Route 46                   Pine Brook, NJ                 1974/1987    Light Industrial       2.48        35,629       61%
39 Route 46                   Pine Brook, NJ                    1970      R&D Flex               1.64        22,249       100%
26 Chapin Road                Pine Brook, NJ                    1983      Light Industrial       5.15        75,955       100%
30 Chapin Road                Pine Brook, NJ                    1983      Light Industrial       5.15        75,688       81%
20 Mountain Hook Road         Pine Brook, NJ                 1972/1984    Bulk Warehouse        14.02       213,940       98%
30 Mountain Hook Road         Pine Brook, NJ                 1972/1987    Light Industrial       3.36        51,570       100%
55 Route 46                   Pine Brook, NJ                 1978/1994    R&D Flex               2.13        24,051       92%
16 Chapin Road                Pine Brook, NJ                    1987      R&D Flex               4.61        68,014       100%
20 Chapin Road                Pine Brook, NJ                    1987      R&D Flex               5.69        83,748       78%
400 Raritan Center Parkway    Edison, NJ                        1983      Light Industrial       7.16        80,390       76%
300 Columbus Circle           Edison, NJ                        1983      R&D Flex               9.38       122,862       44%
                                                                                                          ----------   --------
                                                                          SUBTOTAL OR                     2,870,593       93%
                                                                          AVERAGE
                                                                                                          ----------   --------
PHILADELPHIA
212 Welsh Pool Road           Exton, PA                         1975      Light Industrial       6.56        25,361       97%
230-240 Welsh Pool Road       Exton, PA                         1975      Manufacturing          6.56        30,000       100%
264 Welsh Pool Road           Exton, PA                         1975      R&D/Flex               2.84        11,256       100%
254 Welsh Pool Road           Exton, PA                         1975      Light Industrial       2.84        28,180       100%
256 Welsh Pool Road           Exton, PA                         1975      Light Industrial       2.84        12,038       20%
213 Welsh Pool Road           Exton, PA                         1975      Light Industrial       3.01        22,095       100%
251 Welsh Pool Road           Exton, PA                         1975      R&D/Flex               4.10        25,546       100%
253-255 Welsh Pool Road       Exton, PA                         1975      Light Industrial       4.10        20,800       100%
151-161 Philips Road          Exton, PA                         1975      Light Industrial       3.82        30,065       83%
210 Philips Road              Exton, PA                         1975      Manufacturing          6.56        26,827       100%
215 Welsh Pool Road           Exton, PA                         1975      Light Industrial       2.12        14,041       100%
217 Welsh Pool Road           Exton, PA                         1975      Light Industrial       2.12        11,293       100%
216 Philips Road              Exton, PA                         1985      Light Industrial       2.99        39,037       100%
202 Philips Road              Exton, PA                         1972      Reg. Warehouse         2.94        46,750       100%
110 Thousand Oaks Blvd        Morgantown, PA                    1987      Bulk Warehouse         7.89       110,000       100%
20 McDonald Blvd              Aston, PA                         1988      Light Industrial       2.22        28,900       100%
30 McDonald Blvd              Aston, PA                         1988      Light Industrial       1.68        22,000       100%
219 Welsh Pool Road           Exton, PA                         1980      Light Industrial       3.00        19,965       100%
2994-96 Samuel Drive          Bensalem, PA                      1974      Bulk Warehouse        10.06       214,320       100%
964 Postal Road               Lehigh, PA                        1986      Light Industrial       0.00        44,800       100%
966 Postal Road               Lehigh, PA                        1987      Light Industrial       0.00        43,245       100%
999 Postal Road               Lehigh, PA                        1988      Light Industrial       5.60        43,600       100%
7331 William Avenue           Lehigh, PA                        1989      Bulk Warehouse         3.90        43,400       100%
7346 Penn Drive               Lehigh, PA                        1988      Reg. Warehouse         7.30        72,000       100%
7350 William Drive            Lehigh, PA                        1989      Reg. Warehouse         8.70        96,000       100%
7377 William Drive            Lehigh, PA                        1989      Reg. Warehouse         4.50        43,440       100%
7072 Snow Drift               Lehigh, PA                        1975      Light Industrial       4.50        61,157       100%
                                                                                                          ----------   --------
                                                                          SUBTOTAL OR                     1,186,116       99%
                                                                          AVERAGE
                                                                                                          ----------   --------
PHOENIX
4655 McDowell                 Phoenix, AZ                       2000      Light Industrial       3.97        58,285       89%
1045 South Edward Drive       Tempe, AZ                         1976      Light Industrial       2.12        38,560       100%
                                                                                                          ----------   --------
                                                                          SUBTOTAL OR                        96,845       94%
                                                                          AVERAGE
                                                                                                          ----------   --------
PORTLAND
5687 International Way (j)    Milwaukee, OR                     1974      Light Industrial       3.71        52,080       84%
5795 SW Jean Road (i)         Lake Oswego, OR                   1985      Light Industrial       3.02        37,352       94%
12130 NE Ainsworth Circle (h) Portland, OR                      1986      R&D/Flex               4.39        53,021       100%
5509 NW 122nd Ave (h)         Milwaukee, OR       (g)           1995      Light Industrial       2.51        26,850       91%
6105-6113 NE 92nd Avenue (j)  Portland, OR                      1978      Light Industrial       7.42       145,250       100%
8727 NE Marx Drive (i)        Portland, OR                      1987      Light Industrial       6.59       111,000       75%
3388 SE 20th Street           Portland, OR                      1981      Light Industrial       0.25        11,810       69%
5962-5964 NE 87th Avenue      Portland, OR                      1979      Light Industrial       1.28        14,000       100%
11620 NE Ainsworth Circle     Portland, OR                      1992      Light Industrial       1.55        10,000       100%
11824 NE Ainsworth Circle     Portland, OR                      1992      Light Industrial       2.13        20,812       100%
12124 NE Ainsworth Circle     Portland, OR                      1984      Light Industrial       2.52        29,040       100%
2715 SE Raymond               Portland, OR                      1971      Light Industrial       1.28        35,000       100%

                               LOCATION                         YEAR BUILT                      LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE         ENCUMBRANCES   -RENOVATED   BUILDING TYPE       (ACRES)       GLA       12/31/01
      ----------------        ----------         ------------    ---------   -------------       -------       ---       --------
PORTLAND (CONT.)
1645 NE 72nd Avenue           Portland, OR                         1972      Light Industrial       0.73      21,600        100%
1630 SE 8th Avenue            Portland, OR                         1968      Light Industrial       0.92       5,000        100%
2443 SE 4th Avenue            Portland, OR                         1964      Light Industrial       0.76      27,128        100%
11632 NE Ainsworth Circle     Portland, OR                         1990      Light Industrial       9.63     124,610        98%
14699 NE Airport Way          Portland, OR                         1998      Light Industrial       4.75      20,000        100%
                                                                                                           ----------    -------
                                                                             SUBTOTAL OR AVERAGE             744,553        94%
                                                                                                           ----------    -------
SALT LAKE CITY
2255 South 300 West (m)       Salt Lake City,                      1980      Light Industrial       4.56     103,018        90%
                              UT
512 Lawndale Drive (n)        Salt Lake City,                      1981      Light Industrial      35.00     396,372        82%
                              UT
1270 West 2320 South          West Valley, UT                      1986      R&D/Flex               1.49      13,025        100%
1275 West 2240 South          West Valley, UT                      1986      R&D/Flex               2.06      38,227        100%
1288 West 2240 South          West Valley, UT                      1986      R&D/Flex               0.97      13,300        92%
2235 South 1300 West          West Valley, UT                      1986      Light Industrial       1.22      19,000        100%
1293 West 2200 South          West Valley, UT                      1986      R&D/Flex               0.86      13,300        100%
1279 West 2200 South          West Valley, UT                      1986      R&D/Flex               0.91      13,300        32%
1272 West 2240 South          West Valley, UT                      1986      Light Industrial       3.07      34,870        100%
1149 West 2240 South          West Valley, UT                      1986      Light Industrial       1.71      21,250        100%
1142 West 2320 South          West Valley, UT                      1987      Light Industrial       1.52      17,500        100%
1152 West 2240 South          West Valley, UT                      1999      R&D Flex              13.56      55,785        100%
                                                                                                           ----------    -------
                                                                             SUBTOTAL OR AVERAGE             738,947        87%
                                                                                                           ----------    -------
SOUTHERN NEW JERSEY
2-5 North Olnev Ave.          Cherry Hill, NJ                      1963      Light Industrial       2.10      58,139        100%
2 Springdale Road             Cherry Hill, NJ                      1968      Light Industrial       1.44      21,008        92%
4 Springdale Road (h)         Cherry Hill, NJ                      1963      Light Industrial       3.02      58,189        100%
8 Springdale Road             Cherry Hill, NJ                      1966      Light Industrial       3.02      45,054        89%
1 Esterbrook Lane             Cherry Hill, NJ                      1965      Light Industrial       1.71       8,610        100%
16 Springdale Road            Cherry Hill, NJ                      1967      Light Industrial       5.30      48,922        100%
5 Esterbrook Lane             Cherry Hill, NJ                      1966      Reg. Warehouse         5.45      39,167        100%
2 Pin Oak Lane                Cherry Hill, NJ                      1968      Light Industrial       4.45      51,230        100%
6 Esterbrook Lane             Cherry Hill, NJ                      1966      Light Industrial       3.96      32,914        100%
3 Computer Drive              Cherry Hill, NJ                      1966      Bulk Warehouse        11.40     181,000        100%
28 Springdale Road            Cherry Hill, NJ                      1967      Light Industrial       2.93      38,949        100%
3 Esterbrook Lane             Cherry Hill, NJ                      1968      Light Industrial       2.15      32,844        100%
4 Esterbrook Lane             Cherry Hill, NJ                      1969      Light Industrial       3.42      39,266        100%
26 Springdale Road            Cherry Hill, NJ                      1968      Light Industrial       3.25      29,492        100%
1 Keystone Ave.               Cherry Hill, NJ                      1969      Light Industrial       4.15      60,983        90%
1919 Springdale Road          Cherry Hill, NJ                      1970      Light Industrial       5.13      49,300        100%
21 Olnev Ave.                 Cherry Hill, NJ                      1969      Manufacturing          1.75      22,738        100%
19 Olnev Ave.                 Cherry Hill, NJ                      1971      Light Industrial       4.36      53,962        100%
2 Keystone Ave.               Cherry Hill, NJ                      1970      Light Industrial       3.47      50,922        100%
18 Olnev Ave.                 Cherry Hill, NJ                      1974      Light Industrial       8.85      62,542        100%
22 Springdale Road            Cherry Hill, NJ                      1977      Light Industrial       6.24      88,872        100%
55 Carnegie Drive             Cherry Hill, NJ                      1988      Reg. Warehouse        15.20      90,804        100%
5 Carnegie Drive              Cherry Hill, NJ                      1987      Bulk Warehouse        13.70     142,750        100%
111 Whittendale Drive         Morristown, NJ                     1991/96     Reg. Warehouse         5.00      79,329        100%
9 Whittendale Drive           Morristown, NJ                       2000      Light Industrial       5.51      52,800        100%
                                                                                                           ----------    -------
                                                                             SUBTOTAL OR                   1,439,786         99%
                                                                             AVERAGE
                                                                                                           ----------    -------
ST. LOUIS
8921-8971 Frost Avenue        Hazelwood, MO          (a)           1971      Bulk Warehouse         2.00     100,000        100%
9043-9083 Frost Avenue        Hazelwood, MO          (a)           1970      Bulk Warehouse         2.69     145,000        100%
2121 Chapin Industrial Drive  Vinita Park, MO                    1969/87     Bulk Warehouse        23.40     281,105        100%
10431-10449 Midwest           Olivette, MO                         1967      Light Industrial       2.40      55,125        100%
Industrial
10751 Midwest Industrial      Olivette, MO                         1965      Light Industrial       1.70      44,100        100%
Blvd.
11652-11666 Fairgrove         St. Louis, MO                        1966      Light Industrial       1.92      31,500        100%
Industrial
11674-11688 Fairgrove         St. Louis, MO                        1967      Light Industrial       1.53      31,500        100%
Industrial
6951 N. Hanley                Hazelwood, MO                        1965      Bulk Warehouse         9.50     129,614        100%
(h)
4560 Anglum Road              Hazelwood, MO                        1970      Light Industrial       2.60                    100%
                                                                                                              35,114
2760 South 1st Street         St. Louis, MO                        1997      Bulk Warehouse        11.00     178,800        100%
                                                                                                           ----------    -------
                                                                             SUBTOTAL OR AVERAGE           1,031,858        100%
                                                                                                           ----------    -------
TAMPA
6614 Adamo Drive              Tampa, FL                            1967      Reg. Warehouse         2.78      41,377        100%
6204 Benjamin Road            Tampa, FL                            1982      Light Industrial       4.16      60,975         79%
6206 Benjamin Road            Tampa, FL                            1983      Light Industrial       3.94      57,708         38%
6302 Benjamin Road            Tampa, FL                            1983      R&D/Flex               2.03      29,747         93%
6304 Benjamin Road            Tampa, FL                            1984      R&D/Flex               2.04      29,845         81%
6306 Benjamin Road            Tampa, FL                            1984      Light Industrial       2.58      37,861        100%
6308 Benjamin Road            Tampa, FL                            1984      Light Industrial       3.22      47,256         47%
5313 Johns Road               Tampa, FL                            1991      R&D/Flex               1.36      25,690        100%
5602 Thompson Center Court    Tampa, FL                            1972      R&D/Flex               1.39      14,914        100%
5411 Johns Road               Tampa, FL                            1997      Light Industrial       1.98      30,204        100%
5525 Johns Road               Tampa, FL                            1993      R&D/Flex               1.46      24,139        100%
5607 Johns Road               Tampa, FL                            1991      R&D/Flex               1.34      13,500        100%

                               LOCATION                          YEAR BUILT                      LAND AREA              OCCUPANCY AT
      BUILDING ADDRESS        CITY/STATE         ENCUMBRANCES   -RENOVATED   BUILDING TYPE       (ACRES)        GLA       12/31/01
      ----------------        ----------         ------------    ---------   -------------       -------        ---       --------
TAMPA (CONT.)
5709 Johns Road               Tampa, FL                             1990     Light Industrial       1.80        25,480    100%
5711 Johns Road               Tampa, FL                             1990     Light Industrial       1.80        25,455     64%
5453 West Waters Avenue       Tampa, FL                             1987     R&D/Flex               0.66         7,200     63%
5455 West Waters Avenue       Tampa, FL                             1987     R&D/Flex               2.97        32,424    100%
5553 West Waters Avenue       Tampa, FL                             1987     Light Industrial       2.97        32,424    100%
5501 West Waters Avenue       Tampa, FL                             1990     R&D/Flex               1.53        15,870    100%
5503 West Waters Avenue       Tampa, FL                             1990     R&D/Flex               0.68         7,060    100%
5555 West Waters Avenue       Tampa, FL                             1990     R&D/Flex               2.31        23,947    100%
5557 West Waters Avenue       Tampa, FL                             1990     R&D/Flex               0.57         5,860    100%
5463 W. Waters Avenue         Tampa, FL              (f)            1996     R&D/Flex               3.50        44,427    100%
5903 Johns Road               Tampa, FL                             1987     Light Industrial       1.20        11,600    100%
4107 North Himes Avenue       Tampa, FL                             1990     R&D/Flex               1.86        26,716     96%

5461 W. Waters Avenue         Tampa, FL                             1998     Light Industrial       1.84        21,778    100%
5471 W. Waters Avenue         Tampa, FL                             1999     R&D/Flex               2.00        23,778    100%
5505 Johns Road #7            Tampa, FL                             1999     Light Industrial       2.12        30,019    100%
8110 Anderson Road            Tampa, FL                             1999     Light Industrial       7.40       100,000     80%
8130 Anderson Road            Tampa, FL                             1999     Reg. Warehouse         5.30        72,000     65%
5481 W. Waters Avenue         Tampa, FL                             1999     R&D/Flex               3.60        41,861    100%
5483 W. Waters Avenue         Tampa, FL                             1999     R&D/Flex               2.92        33,861    100%
6702-6712 Benjamin Road (l)   Tampa, FL                          1982/1984   Light Industrial       9.20       107,540    100%
5905 Breckenridge Parkway     Tampa, FL                             1982     R&D/Flex               1.67        18,720    100%
5907 Breckenridge Parkway     Tampa, FL                             1982     R&D/Flex               0.53         5,980    100%
5909 Breckenridge Parkway     Tampa, FL                             1982     R&D/Flex               1.60        18,000     70%
5911 Breckenridge Parkway     Tampa, FL                             1982     R&D/Flex               2.70        30,397    100%
5910 Breckenridge Parkway     Tampa, FL                             1982     R&D/Flex               4.77        53,591     87%
5912 Breckenridge Parkway     Tampa, FL                             1982     R&D/Flex               4.70        52,806     86%
4515-4519 George Road         Tampa, FL                             1985     Light Industrial       5.00        64,742    100%
6301 Benjamin Road            Tampa, FL                             1986     R&D/Flex               1.91        27,249     42%
5723 Benjamin Road            Tampa, FL                             1986     R&D/Flex               2.97        42,270    100%
6313 Benjamin Road            Tampa, FL                             1986     R&D/Flex               1.90        27,066    100%
5801 Benjamin Road            Tampa, FL                             1986     Light Industrial       3.83        54,550     91%
5802 Benjamin Road            Tampa, FL                             1986     R&D/Flex               4.06        57,705     66%
5925 Benjamin Road            Tampa, FL                             1986     R&D/Flex               2.05        29,109     69%
                                                                                                            ----------    ----
                                                                             SUBTOTAL OR AVERAGE             1,584,701     86%
                                                                                                            ----------    ----
OTHER
2800 Airport Road (k)         Denton, TX                            1968     Manufacturing         29.91       222,403    100%
3501 Maple Street             Abilene, TX                           1980     Manufacturing         34.42       123,700    100%
4200 West Harry Street (i)    Wichita, KS                           1972     Bulk Warehouse        21.45       177,655    100%
Industrial Park No. 2         West Lebanon, NH                      1968     Bulk Warehouse        10.27       156,200    100%
6601 S. 33rd Street           McAllen, TX                           1975     Reg. Warehouse         3.31        50,000    100%
9601 A Dessau Road            Austin, TX                            1999     Light Industrial       3.28        33,000     45%
9601 B Dessau Road            Austin, TX                            1999     Light Industrial       3.28        33,000    100%
9601 C Dessau Road            Austin, TX                            1999     Light Industrial       3.28        33,000    100%
                                                                                                            ----------    ----
                                                                             SUBTOTAL OR AVERAGE               828,958     98%
                                                                                                            ----------    ----

                                                                                         TOTAL              64,002,809     91%
                                                                                                            ==========    ====


(a) These properties collateralize a $38.1 million mortgage loan which matures on January 11, 2026.
(b) These properties collateralize a $33.2 million mortgage loan which matures on April 1, 2003.
(c) These properties collateralize a $6.5 million mortgage loan which matures on January 1, 2013.
(d) These properties collateralize a $3.1 million mortgage loan which matures on June 1, 2003.
(e) This property collateralizes a $2.3 million mortgage loan which matures on October 1, 2006.
(f) This property collateralizes a $2.5 million mortgage loan which matures on September 1, 2006.
(g) These properties collateralize a $.9 million mortgage loan which matures on November 1, 2006.
(h)   Comprised of two properties.
(i)   Comprised of three properties.
(j)   Comprised of four properties.
(k)   Comprised of five properties.
(l)   Comprised of six properties.
(m)   Comprised of seven properties.
(n)   Comprised of 29 properties.

     TENANT AND LEASE INFORMATION

        The Company has a diverse base of more than 2,600 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between four and six years and provide for periodic rental increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2001, approximately 91% of the GLA of the properties was leased, and no single tenant or group of related tenants accounted for more than 1.0% of the Company's rent revenues, nor did any single tenant or group of related tenants occupy more than 1.4% of the Company's total GLA as of December 31, 2001.

        The following table shows scheduled lease expirations for all leases for the Company's properties as of December 31, 2001.

                                                                                 ANNUAL BASE RENT
                       NUMBER OF                          PERCENTAGE OF           UNDER EXPIRING               PERCENTAGE OF TOTAL
      YEAR OF           LEASES             GLA                 GLA                     LEASES                    ANNUAL BASE RENT
   EXPIRATION (1)      EXPIRING        EXPIRING (2)         EXPIRING              (IN THOUSANDS)                    EXPIRING (2)
   --------------    ------------    ---------------    ----------------    -------------------------         ----------------------

      2002                791             13,450,997          23.0%                       $    59,946                   21.7%
      2003                606             11,815,509          20.2%                            56,151                   20.4%
      2004                530             10,586,396          18.1%                            49,604                   18.1%
      2005                339              7,591,590          13.0%                            38,862                   14.2%
      2006                247              5,164,472           8.8%                            26,050                    9.5%
      2007                 74              4,215,833           7.2%                            16,968                    6.2%
      2008                 40              1,372,076           2.3%                             7,303                    2.7%
      2009                 23              1,962,872           3.4%                             8,261                    3.0%
      2010                 19              1,007,430           1.7%                             4,315                    1.6%
      2011                 18                687,823           1.2%                             3,522                    1.3%
      Thereafter           18                639,651           1.1%                             3,598                    1.3%
                      ------------    ---------------     ---------------    -------------------------         ---------------------
      Total             2,705             58,494,649         100.0%                       $   274,580                  100.0%
                      ============    ===============     ===============    =========================         =====================



--------------

(1) Lease expirations as of December 31, 2001 assume tenants do not exercise existing renewal, termination, or purchase options.

(2)   Does not include existing vacancies of 5,508,160 aggregate square feet.



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

                                                              DISTRIBUTION
           QUARTER ENDED                HIGH         LOW        DECLARED
           -------------                ----         ---        --------

           December 31, 2001           $ 32.18     $ 27.07    $  .6800
           September 30, 2001            33.35       28.43       .6575
           June 30, 2001                 32.20       30.04       .6575
           March 31, 2001                34.50       31.34       .6575
           December 31, 2000             34.94       29.81       .6575
           September 30, 2000            32.00       28.88       .6200
           June 30, 2000                 31.13       26.94       .6200
           March 31, 2000                28.25       25.81       .6200

         The Company had 547 common stockholders of record registered with its transfer agent as of March 1, 2002.

         The Company has determined that, for federal income tax purposes, approximately 67.7% of the total $104.4 million in distributions per share paid with respect to 2001 represents ordinary dividend income to its stockholders, 6.1% qualifies as a 20% rate capital gain, 5.7% qualifies as a 25% rate capital gain and the remaining 20.5% represents a return of capital. In order to maintain its status as a REIT, the Company is required to meet certain tests, including distributing at least 90% of its REIT taxable income, or approximately $1.79 per share for 2001. The Company's dividend policy is to meet the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code.

ITEM 6.  SELECTED FINANCIAL DATA

         The following sets forth selected financial and operating data for the Company on a historical consolidated basis. The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The historical statements of operations for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 include the results of operations of the Company as derived from the Company's audited financial statements. The historical balance sheet data and other data as of December 31, 2001, 2000, 1999, 1998 and 1997 include the balances of the Company as derived from the Company's audited financial statements. In the opinion of management, the selected financial data includes all adjustments necessary to present fairly the information set forth therein.


                                                         Year            Year           Year                Year            Year
                                                        Ended           Ended          Ended               Ended           Ended
                                                      12/31/01        12/31/00        12/31/99           12/31/98         12/31/97
                                                     -----------    ----------      -------------     ------------     -------------
                                                                    (In thousands, except per share and property data)

    STATEMENTS OF OPERATIONS DATA:
      Total Revenues ...........................   $    384,477     $    386,068     $    374,155     $    349,702     $    223,203
      Property Expenses ........................       (109,881)        (108,983)         (98,995)         (99,484)         (59,762)
      General and Administrative Expense .......        (18,609)         (17,129)         (13,259)         (12,983)          (6,248)
      Interest Expense .........................        (82,580)         (83,925)         (79,869)         (71,833)         (49,859)
      Amortization of Interest Rate Protection
        Agreements and Deferred Financing Costs          (1,809)          (1,750)          (1,362)            (917)          (2,812)

      Depreciation and Other Amortization ......        (76,266)         (66,989)         (68,412)         (63,805)         (39,573)
      Valuation Provision on Real Estate (a) ...         (9,500)          (2,900)            --               --               --
      Restructuring and Abandoned Pursuit Costs
        Charge (b) .............................           --               --               --            (11,941)            --
      Equity in (Loss) Income of Joint Ventures            (791)             571              302               45             --
      Disposition of Interest Rate Protection
        Agreements (c) .........................           --               --               --             (8,475)           1,430
      Income Allocated to Minority Interest ....        (16,715)         (16,395)         (17,609)          (7,961)          (5,312)
      Gain on Sales of Real Estate .............         64,347           29,296           29,797            5,349            5,003
                                                   ------------     ------------     ------------     ------------     ------------
      Income Before Extraordinary Loss and
        Cumulative Effect of Change
        in Accounting Principle ................        132,673          117,864          124,748           77,697           66,070
      Extraordinary Loss (d) ...................        (10,309)            --               --               --            (14,124)
      Cumulative Effect of Change in Accounting
        Principle (e) ..........................           --               --               --             (1,976)            --
                                                   ------------     ------------     ------------     ------------     ------------
       Net Income ..............................        122,364          117,864          124,748           75,721           51,946
       Preferred Stock Dividends ...............        (30,001)         (32,844)         (32,844)         (30,610)         (11,856)
                                                   ------------     ------------     ------------     ------------     ------------
       Net Income Available to Common
         Stockholders...........................   $     92,363     $     85,020     $     91,904     $     45,111     $     40,090
                                                   ============     ============     ============     ============     ============
       Net Income Available to Common
         Stockholders Before Extraordinary
         Loss and Cumulative Effect of Change
         in Accounting Principle Per Weighted
         Average Common Share Outstanding:
            Basic ..............................   $       2.57     $       2.20     $       2.42     $       1.26     $       1.72
                                                   ============     ============     ============     ============     ============
            Diluted ............................   $       2.56     $       2.18     $       2.41     $       1.25     $       1.70
                                                   ============     ============     ============     ============     ============
       Net Income Available to Common
         Stockholders Per Weighted Average
         Common Share Outstanding:
            Basic ..............................   $       2.35     $       2.20     $       2.42     $       1.20     $       1.27
                                                   ============     ============     ============     ============     ============
            Diluted ............................   $       2.34     $       2.18     $       2.41     $       1.20     $       1.26
                                                   ============     ============     ============     ============     ============
       Distributions Per Share .................   $     2.6525     $     2.5175     $      2.420     $      2.190     $      2.045
                                                   ============     ============     ============     ============     ============
       Weighted Average Number of Common Shares
          Outstanding:
                Basic ..........................         39,274           38,661           38,042           37,445           31,508
                                                   ============     ============     ============     ============     ============
                Diluted ........................         39,552           38,917           38,144           37,627           31,814
                                                   ============     ============     ============     ============     ============

       Net Income ..............................   $    122,364     $    117,864     $    124,748     $     77,697     $     66,070
       Other Comprehensive Income (Loss):
       Cumulative Transition Adjustment ........        (14,920)            --               --               --               --
       Settlement of Interest Rate Protection
         Agreements.............................           (191)            --               --               --               --
       Mark-to-Market of Interest Rate
         Protection Agreements..................           (231)            --               --               --               --
       Write-Off of Unamortized Interest Rate
         Protection  Agreements Due to the
         Early Retirement of Debt...............          2,156             --               --               --               --
       Amortization of Interest Rate Protection
         Agreements.............................            805             --               --               --               --
                                                   ------------     ------------     ------------     ------------     ------------
       Comprehensive Income ....................   $    109,983     $    117,864     $    124,748     $     77,697     $     66,070
                                                   ============     ============     ============     ============     ============

    BALANCE SHEET DATA (END OF PERIOD):
       Real Estate, Before Accumulated .........   $  2,714,927     $  2,440,810     $  2,597,592     $  2,583,033     $  1,994,346
    Depreciation
       Real Estate, After Accumulated ..........      2,438,107        2,221,109        2,386,136        2,407,147        1,873,316
    Depreciation
       Real Estate Held for Sale, net ..........         30,750          236,422             --               --               --
       Total Assets ............................      2,621,400        2,618,493        2,526,963        2,554,462        2,272,163
       Mortgage Loans Payable, Net, Acquisition
         Facilities ............................      1,318,450        1,221,356        1,147,639        1,191,882          879,592
         Payable and Senior Unsecured Debt, Net
       Defeased Mortgage Loan Payable ..........           --               --               --               --            300,000
       Total Liabilities .......................      1,447,361        1,373,288        1,276,763        1,310,518        1,266,079
       Stockholders' Equity ....................        995,597        1,058,372        1,059,226        1,054,776          854,590

    OTHER DATA:
       Cash Flows From Operating Activities ....   $    147,091     $    160,241     $    176,897     $    149,096     $    102,635
       Cash Flows From Investing Activities ....        (38,761)         (87,300)         (10,040)        (535,554)        (805,505)
       Cash Flows From Financing Activities ....       (116,061)         (67,819)        (186,071)         395,059          708,446

       Total Properties (f) ....................            918              969              967              987              769
       Total GLA, in Square Feet (f) ...........     64,002,809       68,242,713       67,029,135       69,253,383       56,567,706
       Occupancy Percentage (f) ................             91%              95%              96%              95%              96%

====================================================================================================================================

                                       28

(a) Represents a valuation provision on real estate relating to certain properties located in Columbus, Ohio, Des Moines, Iowa, Grand Rapids, Michigan and Indianapolis, Indiana.

(b) Represents a restructuring charge of approximately $6.9 million relating to severance costs (of which approximately $1.2 million is non-cash relating to immediate vesting of restricted stock) and approximately $5.0 million in costs relating to abandoned acquisitions.

(c) On May 16, 1997, the Company, through the Operating Partnership, sold interest rate protection agreements relating to its $300.0 million mortgage loan resulting in a gain of approximately $1.4 million. The approximate $8.5 million loss on disposition of interest rate protection agreements for the year ended December 31, 1998 represents the Company's settlement, through the Operating Partnership, of an interest rate protection agreement that was scheduled to expire on January 4, 1999. This agreement was entered into in December 1997 in anticipation of 1998 senior unsecured debt offerings. Due to the changing market conditions and the Company's expectation that it would not issue debt securities associated with the interest rate protection agreement, the Company settled its position in the interest rate protection agreement.

(d) In 1997, the Company terminated certain mortgage loans, an unsecured loan and a revolving credit facility and obtained a commitment to pay off and retire another mortgage loan. The Company recorded an extraordinary loss of approximately $14.1 million which is comprised of prepayment fees, the write-off of unamortized deferred financing fees, legal costs and other expenses. In 2001, the Company terminated certain mortgage loans and certain senior unsecured debt. The Company recorded an extraordinary loss of approximately $10.3 million which is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing fees, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt prior to issuance, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with "Selected Financial Data" and the historical Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

         First Industrial Realty Trust, Inc. was organized in the state of Maryland on August 10, 1993. First Industrial Realty Trust, Inc. is a real estate investment trust ("REIT"), as defined in the Internal Revenue Code. First Industrial Realty Trust, Inc. and its subsidiaries (the "Company") began operations on July 1, 1994. The Company's interests in its properties and land parcels are held through partnerships controlled by the Company, including First Industrial, L.P. (the "Operating Partnership"), of which the Company is the sole general partner, as well as, among others, First Industrial Financing Partnership, L.P., First Industrial Securities, L.P., First Industrial Mortgage Partnership, L.P., First Industrial Pennsylvania, L.P., First Industrial Harrisburg, L.P., First Industrial Indianapolis, L.P., FI Development Services, L.P. and TK-SV, LTD., of which the sole general partner of each is a wholly-owned subsidiary of the Company, and the sole limited partner of each is the Operating Partnership, as well as limited liability companies of which the Operating Partnership is the sole member. The Company is also the sole stockholder of First Industrial Development Services, Inc. The Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to, three joint ventures which invest in industrial properties.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company maintains an allowance for doubtful accounts which is based, in part, on estimates of potential losses which could result from the inability of the Company's tenants to satisfy outstanding billings with the Company. If the financial condition of the Company's tenants were to deteriorate, an increase in the allowance may be required. Also, the Company reviews its properties on a quarterly basis for impairment and provides a provision if impairments are determined. Future adverse changes in the Company's markets may cause an increase in this provision.


RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

     At December 31, 2001, the Company owned 918 in-service properties with approximately 64.0 million square feet of gross leasable area ("GLA"), compared to 969 in-service properties with approximately 68.2 million square feet of GLA at December 31, 2000. During 2001, the Company acquired 79 in-service properties containing approximately 4.4 million square feet of GLA, completed development of seven properties totaling approximately 1.1 million square feet of GLA and sold 128 in-service properties totaling approximately 8.9 million square feet of GLA, four out of service properties and several land parcels. The Company also took 13 properties out of service that are under redevelopment, comprising approximately 1.1 million square feet of GLA, and placed in service four properties comprising approximately .3 million square feet of GLA.

     Rental income and tenant recoveries and other income remained relatively unchanged. Rental income decreased due to a decrease in the number of gross leases in place for the year ended December 31, 2001 as compared to the year ended December 31, 2000. This was offset by an increase in tenant recoveries and other income due to an increase in the number of leases allowing for recovery of operating expenses. Rental income and tenant recoveries and other income from properties owned prior to January 1, 2000 increased by approximately $3.5 million or 1.3% due primarily to an increase in tenant recoveries due to an increase in property expenses (as discussed below) for the year ended December 31, 2001 as compared to the year ended December 31, 2000.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses remained relatively unchanged. Real estate tax expense remained relatively unchanged. The increase in repairs and maintenance is due to an increase in landscaping and related expenses as well as an increase in maintenance fees. The increase in insurance is due to an increase in insurance premiums. These increases were slightly offset by decreases in property management and other expense. The decrease in property management is due primarily to the closing of the Long Island, New York and New Orleans, Louisiana regional offices. The decrease in other expense is due primarily to a decrease in master lease payments associated with certain properties during the year ended December 31, 2001 as compared to the year ended December 31, 2000. Property expenses from properties owned prior to January 1, 2000 increased by approximately $3.7 million or 5.1%. Real estate tax expense increased due to general tax increases. Repairs and maintenance expense increased due to an increase in landscaping and related expenses, as well as an increase in maintenance fees. Utilities expense increased due to an increase in gas and electricity expenses. Insurance expense increased due to an increase in insurance premiums.

     General and administrative expense increased by approximately $1.5 million due primarily to the write-off of the Company's technology initiative investment and increases in employee compensation.

     Interest expense decreased by approximately $1.3 million for the year ended December 31, 2001 as compared to the year ended December 31, 2000 due primarily to a decrease in the weighted average interest rate for the year ended December 31, 2001 (7.06%) as compared to the year ended December 31, 2000 (7.32%) and an increase in capitalized interest for the year ended December 31, 2001 due to an increase in development activities. This was offset by an increase in average debt balance outstanding for the year ended December 31, 2001 as compared to the year ended December 31, 2000. The average debt balance outstanding for the years ended December 31, 2001 and 2000 was approximately $1,310.3 million and $1,226.6 million, respectively.

     Amortization of deferred financing costs increased by approximately $.1 million or 3.4% due primarily to the amortization of deferred financing costs associated with the issuance of additional senior unsecured debt.

     Depreciation and other amortization increased by approximately $9.3 million due primarily to an additional $6.2 million of depreciation expense recognized to recapture previously unrecognized depreciation expense related to properties that were previously considered held for sale. These properties are now considered held and used. The majority of the remainder of the increase is due to additional depreciation due to fewer properties classified as held for sale throughout the year ended December 31, 2001 as compared to the year ended December 31, 2000.

     The valuation provision on real estate of approximately $9.5 million for the year ended December 31, 2001 represents a valuation provision primarily on certain properties located in the Columbus, Ohio, Des Moines, Iowa and Indianapolis, Indiana markets.

     The valuation provision on real estate of approximately $2.9 million for the year ended December 31, 2000 represents a valuation provision on the Company's exit market portfolio in Grand Rapids, Michigan.

     Equity in income of joint ventures decreased by approximately $1.4 million due primarily to the Company recognizing its proportionate interest in a valuation provision recognized in one of the Company's joint ventures.

     The $64.3 million gain on sale of real estate for the year ended December 31, 2001 resulted from the sale of 132 industrial properties and several land parcels. Gross proceeds from these sales were approximately $386.9 million.

     The $29.3 million gain on sale of real estate for the year ended December 31, 2000 resulted from the sale of 109 industrial properties and several land parcels. Gross proceeds from these sales were approximately $433.7 million.

     The $10.3 million extraordinary loss for the year ended December 31, 2001 is due to the early retirement of senior unsecured debt and various mortgage loans. The extraordinary loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing fees, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt prior to issuance, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.


COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

     At December 31, 2000, the Company owned 969 in-service properties with approximately 68.2 million square feet of GLA, compared to 967 in-service properties with approximately 67.0 million square feet of GLA at December 31, 1999. During 2000, the Company acquired 83 in-service properties containing approximately 5.8 million square feet of GLA and one property under redevelopment, completed development of 26 properties and redevelopment of two properties totaling approximately 4.1 million square feet of GLA and sold 108 in-service properties totaling approximately 9.2 million square feet of GLA, one out of service property and several land parcels. The Company also took three properties out of service that are under redevelopment, comprising approximately ..1 million square feet of GLA and placed in service two properties comprising approximately .6 million square feet of GLA.

     Rental income and tenant recoveries and other income increased $11.9 million or 3.2%. The increase in rental income is primarily due to same store growth in rental income as well as an increase in the average GLA for the year ended December 31, 2000 compared to December 31, 1999. The increase in tenant recoveries and other income is primarily due to an increase in property expenses as discussed below. Rental income and tenant recoveries and other income from properties owned prior to January 1, 1999 increased by approximately $11.4 million or 4.1% due primarily to general rent increases and an increase in recoverable income due to an increase in property expenses as discussed below.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $10.0 million or 10.1% due primarily to increases in all property expense categories other than utilities. The increase in real estate tax expense is due primarily to an increase in average GLA for the year ended December 31, 2000 compared to the year ended December 31, 1999, as well as general increase in real estate taxes in many of the Company's markets. The increase in repairs and maintenance expense is due primarily to an increase in landscaping and maintenance expenses. The increase in property management expense is primarily due to the opening of a regional office in California in the third quarter of 1999 as well as increases in employee compensation. Insurance expense increased due primarily to an increase in average GLA in 2000 compared to 1999 as well as an increases in insurance premiums. Other expense increased due primarily to an increase in master lease payments associated with certain properties during the year ended December 31, 2000 compared to the year ended December 31, 1999. Property expenses from properties owned prior to January 1, 1999 increased approximately $5.5 million or 7.2% due primarily to the explanations above.

     General and administrative expense increased by approximately $3.9 million due primarily to increases in employee compensation and additional employees.

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

     Amortization of deferred financing costs increased by approximately $.4 million due primarily to amortization of additional deferred financing costs relating to the Company's 1997 $300.0 million unsecured line of credit (the "1997 Unsecured Acquisition Facility") and the Company's 2000 $300.0 million unsecured acquisition facility (the "2000 Unsecured Acquisition Facility"), which amended and restated the 1997 Unsecured Acquisition Facility.

     Depreciation and other amortization decreased by approximately $1.4 million due primarily to the Company ceasing depreciation and amortization on properties it considers held for sale as well as due to properties sold subsequent to December 31, 1998. This decrease is offset by depreciation and amortization related to properties acquired or developed subsequent to December 31, 1998.

     The valuation provision on real estate of approximately $2.9 million for the year ended December 31, 2000 represents a valuation provision on the Company's exit market portfolio in Grand Rapids, Michigan.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the Company's restricted cash was approximately $22.8 million. Included in restricted cash are approximately $2.6 million of cash reserves required to be set aside under the Company's $40.0 million mortgage loan (the "1995 Mortgage Loan") for payments of security deposit refunds, capital expenditures, interest, real estate taxes, insurance and releasing costs. The portion of the cash reserve relating to payments for capital expenditures, interest, real estate taxes and insurance is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserve relating to security deposit refunds is adjusted as tenants turn over. The portion of the cash reserve relating to releasing costs resulted from a deposit of a lease termination fee that will be used to cover the costs of releasing that space. Also included in restricted cash is approximately $20.2 million of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Company exchanges into properties under
Section 1031 of the Internal Revenue Code.

YEAR ENDED DECEMBER 31, 2001

     Net cash provided by operating activities of approximately $147.1 million for the year ended December 31, 2001 was comprised primarily of net income before minority interest of approximately $139.1 million and adjustments for non-cash items of approximately $36.0 million, offset by the net change in operating assets and liabilities of approximately $28.0 million. The adjustments for the non-cash items of approximately $36.0 million are primarily comprised of depreciation and amortization of approximately $83.2 million, a valuation provision on real estate of approximately $9.5 million, equity in net loss of joint ventures of approximately $.8 million and an extraordinary loss of approximately $10.3 million from the early retirement of debt, offset by the gain on sale of real estate of approximately $64.3 million and the effect of the straight-lining of rental income of approximately $3.5 million.

     Net cash used in investing activities of approximately $38.8 million for the year ended December 31, 2001 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate and contributions to one of the Company's industrial real estate joint ventures, offset by the net proceeds from the sale of real estate, distributions from two of the three of the Company's industrial real estate joint ventures, a decrease in restricted cash due to the use of restricted cash to purchase properties to effect Section 1031 exchanges and the repayment of mortgage loans receivable.

     Net cash used in financing activities of approximately $116.1 million for the year ended December 31, 2001 was comprised primarily of repayments on mortgage loans payable, the repurchase of restricted stock, the purchase of treasury shares, the purchase of U.S. Government securities used as substitute collateral to execute a legal defeasance of a portion of the 1995 Mortgage Loan, common and preferred stock dividends and unit distributions, debt issuance costs incurred in conjunction with the 2011 Notes (defined below), repayment of the 2011 Drs. (defined below), prepayment fees incurred in the early retirement of the Acquisition Mortgage Loan I (defined below) and the Acquisition Mortgage Loan II (defined below) and the redemption of the Company's Series A Preferred Stock (defined below), offset by net borrowings under the Company's 2000 Unsecured Acquisition Facility, the proceeds from the issuance of the 2011 Notes (defined below), net proceeds from the issuance of common stock and a book overdraft.

YEAR ENDED DECEMBER 31, 2000

     Net cash provided by operating activities of approximately $160.2 million for the year ended December 31, 2000 was comprised primarily of net income before minority interest of approximately $134.3 million, adjustments for non-cash items of approximately $44.4 million offset by the net change in operating assets and liabilities of approximately $18.5 million. The adjustments for the non-cash items of approximately $44.4 million are primarily comprised of depreciation and amortization of approximately $72.3 million and a valuation provision on real estate of approximately $2.9 million, offset by the gain on sale of real estate of approximately $29.3 million and the effect of the straight-lining of rental income of approximately $1.5 million.

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

     Net cash used in financing activities of approximately $67.8 million for the year ended December 31, 2000 was comprised primarily of repayments on mortgage loans payable, the purchase of treasury shares and restricted stock, the purchase of U.S. Government securities used as substitute collateral to execute a legal defeasance of a portion of the 1995 Mortgage Loan, common and preferred stock dividends and unit distributions and debt issuance costs incurred in conjunction with the 2000 Unsecured Acquisition Facility, offset by the net borrowings under the Company's lines of credit and net proceeds from the issuance of common stock.

YEAR ENDED DECEMBER 31, 1999

     Net cash provided by operating activities of approximately $176.9 million for the year ended December 31, 1999 was comprised primarily of net income before minority interest of approximately $142.4 million and adjustments for non-cash items of approximately $36.0 million, offset by the net change in operating assets and liabilities of approximately $1.5 million. The adjustments for the non-cash items of approximately $36.0 million are primarily comprised of depreciation and amortization of $69.8 million, offset by the gain on sale of real estate of approximately $29.8 million and the effect of the straight-lining of rental income of approximately $4.0 million.

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

     Net cash used in financing activities of approximately $186.1 million for the year ended December 31, 1999 was comprised primarily of repayments on mortgage loans payable, common and preferred stock dividends and unit distributions and the net repayments under the 1997 Unsecured Acquisition Facility, offset by proceeds from the issuance of Common Stock.

RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

    The ratio of earnings to fixed charges and preferred stock dividends was 1.36, 1.54 and 1.62 for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in earnings to fixed charges and preferred stock dividends between fiscal years 2001 and 2000 is primarily due to a decrease in income from operations in fiscal year 2001 due to an increase in depreciation and amortization expense and an increase in a valuation provision on real estate for fiscal year 2001 as compared to fiscal year 2000 as discussed in "Results of Operations" above. The decrease in earnings to fixed charges and preferred stock dividends between fiscal years 2000 and 1999 is primarily due to a decrease in income from operations in fiscal year 2000 as compared to fiscal year 1999 due to a valuation provision on real estate incurred in fiscal year 2000 as well as an increase in fixed charges resulting from an increase in interest expense due to an increase in the weighted average interest rate for the year ended December 31, 2000 compared to the year ended December 31, 1999 and an increase in the weighted average debt balance outstanding as discussed in "Results of Operations" above.

SEGMENT REPORTING

    Management views the Company as a single segment.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALES OF REAL ESTATE

     During the year ended December 31, 2001, the Company purchased 79 in-service industrial properties comprising approximately 4.4 million square feet of GLA as well as several land parcels, for an aggregate purchase price of approximately $227.5 million, excluding costs incurred in conjunction with the acquisition of the properties and land parcels. Two of the 79 industrial properties acquired, comprising approximately .1 million square feet of GLA, were acquired from one of the Company's joint ventures for an aggregate purchase price of approximately $5.8 million, excluding costs incurred in conjunction with the acquisition of the properties. The Company also completed the development of seven industrial properties comprising approximately 1.1 million square feet of GLA at a cost of approximately $48.0 million.

     During the year ended December 31, 2001, the Company sold 132 industrial properties comprising approximately 9.0 million square feet of GLA and several land parcels. Gross proceeds from these sales were approximately $386.9 million.

     The Company has committed to the construction of 45 development projects totaling approximately 5.1 million square feet of GLA for an estimated investment of approximately $232.6 million. Of this amount, approximately $56.9 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flow from operations and borrowings under the Company's 2000 Unsecured Acquisition Facility. The Company expects to place in service all of these development projects during the next twelve months. There can be no assurance that the Company will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

     In connection with the Company's periodic review of the carrying values of its properties and due to the continuing softness of the economy in certain of its markets and indications of current market values for comparable properties, the Company determined in the fourth quarter of 2001 that an impairment valuation in the amount of approximately $9.5 million should be recorded on certain properties located in the Columbus, Ohio, Des Moines, Iowa and Indianapolis, Indiana markets.

REAL ESTATE HELD FOR SALE

     The Company plans on exiting the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids and Long Island and continually engages in identifying and evaluating its other real estate markets for potential sales candidates. However, due to the slow down in the economy and, as a result, the impact the economy has had on the real estate market, the Company has decided not to actively market its properties in the exit markets of Cleveland, Columbus, Dayton and Grand Rapids at this time. The Company believes it would be able to obtain higher net sales proceeds at a later point in time. The Company plans on exiting the Cleveland, Columbus, Dayton and Grand Rapids markets when market values reflect what the Company believes is the appropriate value of such properties. In the fourth quarter of 2001, the Company reclassified these properties from held for sale to held for use. As these properties are no longer considered held for sale, the Company recaptured all past depreciation expense not recognized since June 30, 2000 (the date the Company considered these properties held for sale) in the amount of approximately $6.2 million. The Company also recorded a valuation provision of approximately $6.6 million on certain properties located in Columbus, Ohio and Des Moines, Iowa.

     At December 31, 2001, the Company had 13 industrial properties comprising approximately 1.2 million square feet of GLA held for sale. Income from operations of the 13 industrial properties held for sale for the years ended December 31, 2001, 2000 and 1999 is approximately $2.7 million, $3.0 million and $2.5 million, respectively. Net carrying value of the industrial properties held for sale at December 31, 2001 is approximately $30.8 million. There can be no assurance that such properties held for sale will be sold.

INVESTMENTS IN JOINT VENTURES

     On December 28, 2001, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the "December 2001 Joint Venture") with an institutional investor to invest in industrial properties. The Company, through a wholly-owned limited liability company of the Operating Partnership, owns a minority equity interest in the December 2001 Joint Venture and provides property management services to the December 2001 Joint Venture. As of December 31, 2001, the December 2001 Joint Venture had economic interests in seven industrial properties comprising approximately 1.4 million square feet of GLA. These properties were purchased from the Company. The Company deferred 15% of the gain resulting from these sales which is equal to the Company's economic interest in the December 2001 Joint Venture.

     During the year ended December 31, 2001, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized, in the aggregate, approximately $2.4 million (net of the intercompany elimination) in acquisition, asset management and property management fees from three industrial real estate joint ventures. The Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, invested approximately $6.0 million and received distributions of approximately $1.5 million from the three industrial real estate joint ventures. As of December 31, 2001, the three industrial real estate joint ventures owned or had economic interests in 136 industrial properties comprising approximately 6.8 million square feet of GLA.

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

     On August 31, 1998, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of $1.4 million (the "Acquisition Mortgage Loan VII"). On December 3, 2001, the Company paid off and retired the Acquisition Mortgage Loan VII with no prepayment fee.

SENIOR UNSECURED DEBT

     On March 19, 2001, the Company, through the Operating Partnership, issued $200 million of senior unsecured debt which matures on March 15, 2011 and bears a coupon interest rate of 7.375% (the "2011 Notes"). The issue price of the 2011 Notes was 99.695%. Interest is paid semi-annually in arrears on September 15 and March 15. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Notes prior to issuance. The Company designated this interest rate protection agreement as a cash flow hedge. The Company settled the interest rate protection agreement for approximately $.4 million of proceeds which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Notes as an adjustment to interest expense. The 2011 Notes contain certain covenants including limitations on incurrence of debt and debt service coverage.

     On March 31, 1998, the Company, through the Operating Partnership, issued $100 million of Dealer remarketable securities which were to mature on April 5, 2011 and bore a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. The 2011 Drs. were callable at the option of J.P. Morgan, Inc., as Remarketing Dealer, on April 5, 2001. The Remarketing Dealer exercised their call option with respect to the 2011 Drs. On April 5, 2001, the Company repurchased and retired the 2011 Drs. from the Remarketing Dealer for approximately $105.6 million. In conjunction with the forecasted retirement of the 2011 Drs., the Company entered into an interest rate protection agreement which fixed the retirement price of the 2011 Drs. The Company designated this interest rate protection agreement as a cash flow hedge. On April 2, 2001, this interest rate protection agreement was settled for a payment of approximately $.6 million. Due to the retirement of the 2011 Drs., the Company has recorded an extraordinary loss of approximately $9.2 million comprised of the amount paid above the 2011 Drs. carrying value, the write-off of unamortized deferred financing fees, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the 2011 Drs. prior to issuance, the settlement of the interest rate protection agreement as discussed above, legal costs and other expenses.

ACQUISITION FACILITY PAYABLE

     In September 2001, the Company entered into two interest rate swap agreements (together, the "Interest Rate Swap Agreements") which fixed the interest rate on a portion of the Company's outstanding borrowings under the 2000 Unsecured Acquisition Facility. The Company designated both of these transactions as cash flow hedges. The first interest rate swap agreement has a notional value of $25.0 million, is effective from October 5, 2001 through October 5, 2002 and fixed the LIBOR rate at 2.5775%. The second interest rate swap agreement has a notional value of $25.0 million, is effective from October 5, 2001 through July 5, 2003 and fixed the LIBOR rate at 3.0775%. Any payments or receipts from the Interest Rate Swap Agreements will be treated as a component of interest expense. The Company anticipates that the Interest Rate Swap Agreements will be 100% effective and, as a result, the change in value of the Interest Rate Swap Agreements will be shown in other comprehensive income.

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

     This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at December 31, 2001 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

     In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

     At December 31, 2001, $1,186.0 million (approximately 90% of total debt at December 31, 2001) of the Company's debt was fixed rate debt (included in the fixed rate debt is $50.0 million of borrowings under the Company's 2000 Unsecured Acquisition Facility which the Company fixed the interest rate via the Interest Rate Swap Agreements) and $132.5 million (approximately 10% of total debt at December 31, 2001) of the Company's debt was variable rate debt. The Company also had outstanding a written put option (the "Written Option") which was issued in conjunction with the initial offering of one tranche of senior unsecured debt. Currently, the Company does not enter into financial instruments for trading or other speculative purposes.

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

     Based upon the amount of variable rate debt outstanding at December 31, 2001, a 10% increase or decrease in the interest rate on the Company's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.4 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at December 31, 2001 by approximately $51.0 million, to $1,132.5 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at December 31, 2001 by approximately $56.2 million, to $1,239.7 million. A 10% increase in interest rates would decrease the fair value of the Written Option at December 31, 2001 by approximately $1.9 million, to $4.4 million. A 10% decrease in interest rates would increase the fair value of the Written Option at December 31, 2001 by approximately $2.5 million, to $8.8 million.

ISSUANCE OF RESTRICTED STOCK AND EMPLOYEE STOCK OPTIONS

     During the year ended December 31, 2001, the Company awarded 94,450 shares of restricted common stock to certain employees and 3,699 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $3.1 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

     During the year ended December 31, 2001, the Company issued 1,030,900 non-qualified employee stock options to certain officers, Directors and employees of the Company. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $31.05 - $33.125 per share and expire ten years from the date of grant.

COMMON STOCK

     For the year ended December 31, 2001, certain employees of the Company exercised 717,836 non-qualified employee stock options. Gross proceeds to the Company were approximately $18.5 million.

DIVIDENDS/DISTRIBUTIONS

     On January 2, 2001 and April 2, 2001, the Company paid quarterly preferred stock dividends of $.59375 per share on its Series A Preferred Stock, $54.688 per share (equivalent to $.54688 per Depositary Share) on its 8 3/4%, $.01 par value, Series B Cumulative Preferred Stock (the "Series B Preferred Stock"), $53.906 per share (equivalent to $.53906 per Depositary Share) on its 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the "Series C Preferred Stock"), $49.687 per share (equivalent to $.49687 per Depositary Share) on its 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the "Series D Preferred Stock") and $49.375 per share (equivalent to $.49375 per Depositary Share) on its 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the "Series E Preferred Stock"). The preferred stock dividends paid on January 2, 2001 and April 2, 2001 totaled, in the aggregate, approximately $8.2 million per quarter. On April 9, 2001, the Company paid a prorated second quarter dividend of $.05872 per share, totaling approximately $.1 million, on its Series A Preferred Stock. On July 2, 2001, October 1, 2001 and December 31, 2001, the Company paid quarterly preferred stock dividends of $54.688 per share (equivalent to $.54688 per Depositary Share) on its Series B Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, $49.687 per share (equivalent to $.49687 per Depositary Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its Series E Preferred Stock. The preferred stock dividends paid on July 2, 2001, October 1, 2001 and December 31, 2001 totaled, in the aggregate, approximately $7.2 million per quarter.

     On January 22, 2001, the Company and the Operating Partnership paid a fourth quarter 2000 distribution of $.6575 per common share/unit, totaling approximately $30.3 million. On April 23, 2001, the Company and the Operating Partnership paid a first quarter 2001 distribution of $.6575 per common share/unit, totaling approximately $30.5 million. On July 23, 2001, the Company and the Operating Partnership paid a second quarter 2001 distribution of $.6575 per common share/unit, totaling approximately $30.7 million. On October 22, 2001, the Company and the Operating Partnership paid a third quarter 2001 distribution of $.6575 per common share/unit, totaling approximately $30.7 million.

TREASURY STOCK

     During the year ended December 31, 2001, the Company repurchased 1,003,300 shares of its common stock at a weighted average price of approximately $28.30 per share.

SUBSEQUENT EVENTS

     On January 22, 2002, the Company and the Operating Partnership paid a fourth quarter 2001 distribution of $.68 per common share/unit, totaling approximately $31.2 million.

     In January 2002, the Company entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement has a notional value of $50.0 million, fixed the ten year treasury rate at 5.083% and settles on May 16, 2002.

     In January 2002, the Company entered into an interest rate swap agreement which fixed the interest rate on a portion of the Company's outstanding borrowings on its 2000 Unsecured Acquisition Facility. The Company designated this transaction as a cash flow hedge. This interest rate swap agreement has a notional value of $25.0 million, is effective from February 4, 2002 through February 4, 2003 and fixed the LIBOR rate at 2.4975%.

     In February 2002, the Company entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement has a notional value of $50.0 million, fixed the ten year treasury rate at 4.999% and settles on May 16, 2002.

     On March 8, 2002, the Company declared a first quarter 2002 distribution of $.68 per common share/unit on its common stock/units which is payable on April 22, 2002. The Company also declared first quarter 2002 dividends of $54.688 per share ($.54688 per Depositary share), $53.906 per share ($.53906 per Depositary share), $49.687 per share ($.49687 per Depositary share) and $49.375 per share ($.49375 per Depositary share) on its Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, respectively, totaling, in the aggregate, approximately $7.2 million, which are payable on April 1, 2002.

     From January 1, 2002 to March 1, 2002, the Company awarded 965 shares of restricted common to certain Directors. These shares of restricted common stock had a fair value of approximately $.1 million on the date of grant. The restricted common stock vests over ten years. Compensation expense will be charged to earnings over the respective vesting period.

     From January 1, 2002 to March 1, 2002, the Company issued 870,600 non-qualified employee stock options to certain officers, Directors and employees of the Company. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $30.53 per share and expire ten years from the date of grant.

     From January 1, 2002 to March 1, 2002, the Company acquired 16 industrial properties for a total estimated investment of approximately $41.5 million. The Company also sold four industrial properties for approximately $7.2 million of gross proceeds.

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

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional equity securities. As of December 31, 2001 and March 1, 2002, $589.2 million of common stock, preferred stock and depositary shares and $500.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under the 2000 Unsecured Acquisition Facility. At December 31, 2001, borrowings under the 2000 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 3.19%. As of March 1, 2002, the Company had approximately $63.3 million available in additional borrowings under the 2000 Unsecured Acquisition Facility. The 2000 Unsecured Acquisition Facility bears interest at a floating rate of LIBOR plus .80% or the Prime Rate, at the Company's election.

RELATED PARTY TRANSACTIONS

     The Company periodically engages in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of Michael W. Brennan, the President and Chief Executive Officer and a director of the Company, is an employee of CB Richard Ellis, Inc. For the year ended December 31, 2001, this relative received approximately $.02 million in brokerage commissions paid by the Company.

     In January and February 2001, First Industrial Development Services, Inc. ("FRDS") purchased all of the voting and non-voting shares (a total of 25,790 shares) of FRDS held by Michael W. Brennan, President and Chief Executive Officer and a director of the Company, Michael J. Havala, Chief Financial Officer of the Company, Johannson L. Yap, Chief Investment Officer of the Company and Gary H. Heigl, former Chief Operating Officer of the Company, for approximately $1.3 million, in connection with FRDS' election to become a wholly owned taxable REIT subsidiary of the Company. At the time of the transaction, these executive officers had equity interests in FRDS totaling 2.76%.

ENVIRONMENTAL

     The Company incurred environmental costs of approximately $.5 million and approximately $.2 million in 2001 and 2000, respectively. The Company estimates 2002 costs of approximately $.4 million. The Company estimates that the aggregate cost which needs to be expended in 2002 and beyond with regard to currently identified environmental issues will not exceed approximately $.6 million, a substantial amount of which will be the primary responsibility of the tenant, the seller to the Company or another responsible party. This estimate was determined by a third party evaluation.

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

     On October 3, 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect FAS 144 to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.

     The REIT Modernization Act, which was passed in 1999 and took effect on January 1, 2001, modifies certain provisions of the Internal Revenue Code of 1986, as amended, with respect to the taxation of REITs. Two key provisions of this tax law change may impact future Company operations: the availability of a taxable REIT subsidiary which may be wholly-owned directly by a REIT and a reduction in the required level of distributions by a REIT to 90% (95% prior to January 1, 2001) of ordinary taxable income. The Company converted its preferred stock subsidiary to a wholly-owned taxable REIT subsidiary in January 2001.

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

      The information required by Item 10, Item 11, Item 12 and Item 13 will be contained in the Registrant's definitive proxy statement expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year, and thus is incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K. Information contained in the parts of such proxy statement captioned "Stock Performance Graph", "Report of the Compensation Committee", "Report of the Audit Committee" and in statements with respect to the independence of the Audit Committee is specifically not incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

   (A)   FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND EXHIBITS
         (1 & 2) See Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K

         (3)      Exhibits:

Exhibits          Description

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.2 Amended and Restated Bylaws of the Company, dated September 4, 1997 (incorporated by reference to Exhibit 1 of the Company's Form 8-K, dated September 4, 1997, as filed on September 29, 1997, File No. 1-13102)
3.3 Articles of Amendment to the Company's Articles of Incorporation, dated June 20, 1994 (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.4 Articles of Amendment to the Company's Articles of Incorporation, dated May 31, 1996 (incorporated by reference to Exhibit 3.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.5 Articles Supplementary relating to the Company's 8 3/4% Series B Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
3.6 Articles Supplementary relating to the Company's 8 5/8% Series C Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated June 6, 1997, File No. 1-13102)
3.7 Articles Supplementary relating to the Company's 7.95% Series D Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated February 6, 1998, File No. 1-13102)
3.8 Articles Supplementary relating to the Company's 7.90% Series E Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
3.9 Articles Supplementary relating to the Company's Junior Participating Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.10 of Form S-3 of the Company and First Industrial, L.P. dated September 24, 1997, Registration No. 333-29879)
4.1 Deposit Agreement, dated May 14, 1997, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.3 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.2 Deposit Agreement, dated June 6, 1997, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Company, dated June 6, 1997, File No. 1-13102)
4.3 Deposit Agreement, dated February 6, 1998, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Company, dated February 6, 1998, File No. 1-13102)
4.4 Deposit Agreement, dated March 18, 1998, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

Exhibits          Description

4.5 Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.6 Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.7 Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011(incorporated by reference to Exhibit 4.4 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.8 Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P., dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)
4.9 6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.17 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.10 7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.11 7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.12 Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.13 Rights Agreement, dated as of September 16, 1997, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 99.1 of Form 8-A12B as filed on September 24, 1997, File No. 1-13102)
4.14 Amended and Restated Unsecured Revolving Credit Agreement, dated as of June 30, 2000 among First Industrial, L.P., First Industrial Realty Trust, Inc. and Bank One, N.A., UBS AG, Stamford Branch, Bank of America, N.A. and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000, File No. 1-13102)
4.15 7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)
4.16 Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.'s 7.60% Notes due July 15, 2008 (incorporated by reference to
                  Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)
4.17 7.375% Note due 2011 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.15 of First Industrial, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.18 Supplemental Indenture No.6, dated as of March 19, 2001, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.'s 7.375% Notes due March 15, 2011 (incorporated by reference to
                  Exhibit 4.16 of First Industrial, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)

Exhibits          Description


4.19 Registration Rights Agreement, dated as of March 19, 2001, among First Industrial, L.P. and Credit Suisse First Boston Corporation, Chase Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney, Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.17 of First Industrial, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
10.1 Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (the "LP Agreement"), dated March 18, 1998 (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
10.2 First Amendment to the L.P. Agreement dated April 1, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)
10.3 Second Amendment to the L.P. Agreement dated April 3, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)
10.4 Third Amendment to the L.P. Agreement dated April 16, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)
10.5 Fourth Amendment to the L.P. Agreement dated June 24, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)
10.6 Fifth Amendment to the L.P. Agreement dated July 16, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)
10.7 Sixth Amendment to the L.P. Agreement dated August 31, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
10.8 Seventh Amendment to the L.P. Agreement dated October 21, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
10.9 Eighth Amendment to the L.P. Agreement dated October 30, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
10.10 Ninth Amendment to the L.P. Agreement dated November 5, 1998 (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
10.11 Tenth Amendment to the L.P. Agreement dated January 28, 2000 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-13102)
10.12 Eleventh Amendment to the L.P. Agreement dated January 28, 2000 (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-13102)
10.13 Twelfth Amendment to the L.P. Agreement dated June 27, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000, File No. 1-13102)
10.14 Thirteenth Amendment to the L.P. Agreement dated September 1, 2000 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)
10.15 Fourteenth Amendment to the L.P. Agreement dated October 13, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)
10.16 Fifteenth Amendment to the L.P. Agreement dated October 13, 2000 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

Exhibits          Description

10.17             Sixteenth Amendment to the L.P. Agreement dated October 27,
                  2000 (incorporated by reference to Exhibit 10.4 of the Form
                  10-Q of the Company for the fiscal quarter ended September 30,
                  2000, File No. 1-13102)
10.18             Seventeenth Amendment to the L.P. Agreement dated January 25,
                  2001 (incorporated by reference to Exhibit 10.18 of the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000, File No. 1-13102)
10.19             Eighteenth Amendment to the L.P. Agreement dated February 13,
                  2001 (incorporated by reference to Exhibit 10.19 of the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000, File No. 1-13102)
10.20             Registration Rights Agreement, dated April 29, 1998, relating to the Company's Common Stock, par value $.01 per share,
                  between the Company, the Operating Partnership and Merrill
                  Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated
                  May 1, 1998, File No. 1-13102)
10.21             Non-Competition Agreement between Jay H. Shidler and First
                  Industrial Realty Trust, Inc. (incorporated by reference to
                  Exhibit 10.16 of the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1994, File No. 1-13102)
10.22             Form of Non-Competition Agreement between each of Michael T.
                  Tomasz, Paul T. Lambert, Michael J. Havala, Michael W.
                  Brennan, Michael G. Damone, Duane H. Lund, and Johannson L.
                  Yap and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Registration
                  Statement on Form S-11, File No. 33-77804)
10.23 +           1994 Stock Incentive Plan (incorporated by reference to
                  Exhibit 10.37 of the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1994, File No. 1-13102)
10.24 +           First Industrial Realty Trust, Inc. Deferred Income Plan
                  (incorporated by reference to Exhibit 10 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1996, File
                  No. 1-13102)
10.25             Contribution Agreement, dated March 19, 1996, among FR
                  Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, dated April 3, 1996, File No.
                  1-13102)
10.26             Contribution Agreement, dated January 31, 1997, among FR
                  Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1996, File No. 1-13102)
10.27 +           Employment Agreement, dated December 4, 1996, between the
                  Company and Michael T. Tomasz (incorporated by reference to
                  Exhibit 10.59 of the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1996, File No. 1-13102)
10.28 +           Employment Agreement, dated February 1, 1997, between the
                  Company and Michael W. Brennan (incorporated by reference to
                  Exhibit 10.60 of the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1996, File No. 1-13102)
10.29 +           1997 Stock Incentive Plan (incorporated by reference to
                  Exhibit 10.62 of the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1996, File No. 1-13102)
10.30 +           Separation Agreement dated November 11, 1998 by and between the Company and Michael T. Tomasz (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1998, File No.1-13102)
10.31+            Employment Agreement, dated July 19, 2000, between First
                  Industrial Realty Trust, Inc. and Michael J. Havala
                  (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000, File
                  No. 1-13102)
10.32+            Employment Agreement, dated July 26, 2000, between First
                  Industrial Realty Trust, Inc. and Johannson L. Yap
                  (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000, File
                  No. 1-13102)
10.33+            Settlement Agreement dated January 31, 2001 between First
                  Industrial, L.P., First Industrial Realty Trust, Inc. and Gary
                  H. Heigl (incorporated by reference to Exhibit 10.33 of the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000, File No. 1-13102)
10.34*+           2001 Stock Incentive Plan

Exhibits          Description

12.1* Computation of ratios of earnings to fixed charges and preferred stock dividends of the Company

21.1*             Subsidiaries of the Registrant

23  *             Consent of PricewaterhouseCoopers LLP

           *   Filed herewith.
           +   Indicates a compensatory plan or arrangement contemplated by
               Item 14 a (3) of Form 10-K.


      (b) REPORTS ON FORM 8-K
               None

--------------------------------------------------------------------------------

         The Company has prepared supplemental financial and operating information which is available without charge upon request to the Company, or please visit our website at www.firstindustrial.com. Please direct requests as follows:

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


                             FIRST INDUSTRIAL REALTY TRUST, INC.



Date:  March 8, 2002         By:    /s/ Michael W. Brennan
                                 -----------------------------------------------
                                 Michael W. Brennan
                                 President, Chief Executive Officer and Director (Principal Executive Officer)


Date:  March 8, 2002         By:    /s/ Michael J. Havala
                                  ----------------------------------------------
                                  Michael J. Havala
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                   Title                                       Date
---------                                   -----                                       ----

/s/ Jay H. Shidler                          Chairman of the Board of Directors          March 8, 2002
------------------------------------------
    Jay H. Shidler

/s/ Michael W. Brennan                      President, Chief Executive Officer          March 8, 2002
------------------------------------------  and Director
    Michael W. Brennan

/s/ Michael G. Damone                       Director of Strategic Planning              March 8, 2002
------------------------------------------  and Director
    Michael G. Damone

/s/ John L. Lesher                          Director                                    March 8, 2002
------------------------------------------
    John L. Lesher

/s/ Kevin W. Lynch                          Director                                    March 8, 2002
------------------------------------------
    Kevin W. Lynch

/s/ John E. Rau                             Director                                    March 8, 2002
------------------------------------------
    John E. Rau

/s/ Robert J. Slater                        Director                                    March 8, 2002
------------------------------------------
    Robert J. Slater

/s/ W. Edwin Tyler                          Director                                    March 8, 2002
------------------------------------------
    W. Edwin Tyler

                                            Director                                    March 8, 2002
------------------------------------------
    J. Steven Wilson

                                  EXHIBIT INDEX




Exhibits          Description


3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.2 Amended and Restated Bylaws of the Company, dated September 4, 1997 (incorporated by reference to Exhibit 1 of the Company's Form 8-K, dated September 4, 1997, as filed on September 29, 1997, File No. 1-13102)
3.3 Articles of Amendment to the Company's Articles of Incorporation, dated June 20, 1994 (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.4 Articles of Amendment to the Company's Articles of Incorporation, dated May 31, 1996 (incorporated by reference to Exhibit 3.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.5 Articles Supplementary relating to the Company's 8 3/4% Series B Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
3.6 Articles Supplementary relating to the Company's 8 5/8% Series C Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated June 6, 1997, File No. 1-13102)
3.7 Articles Supplementary relating to the Company's 7.95% Series D Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated February 6, 1998, File No. 1-13102)
3.8 Articles Supplementary relating to the Company's 7.90% Series E Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
3.9 Articles Supplementary relating to the Company's Junior Participating Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.10 of Form S-3 of the Company and First Industrial, L.P. dated September 24, 1997, Registration No. 333-29879)
4.1 Deposit Agreement, dated May 14, 1997, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.3 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.2 Deposit Agreement, dated June 6, 1997, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Company, dated June 6, 1997, File No. 1-13102)
4.3 Deposit Agreement, dated February 6, 1998, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Company, dated February 6, 1998, File No. 1-13102)
4.4 Deposit Agreement, dated March 18, 1998, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

Exhibits          Description

4.5 Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.6 Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.7 Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.8 Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P., dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)
4.9 6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.17 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.10 7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.11 7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.12 Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.13 Rights Agreement, dated as of September 16, 1997, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 99.1 of Form 8-A12B as filed on September 24, 1997, File No. 1-13102)
4.14 Amended and Restated Unsecured Revolving Credit Agreement, dated as of June 30, 2000 among First Industrial, L.P., First Industrial Realty Trust, Inc. and Bank One, N.A., UBS AG, Stamford Branch, Bank of America, N.A. and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000, File No. 1-13102)
4.15 7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)
4.16 Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.'s 7.60% Notes due July 15, 2008 (incorporated by reference to
                  Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)
4.17 7.375% Note due 2011 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.15 of First Industrial, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.18 Supplemental Indenture No. 6, dated as of March 19, 2001, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.'s 7.375% Notes due March 15, 2011 (incorporated by reference to
                  Exhibit 4.16 of First Industrial, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)

Exhibits          Description

4.19 Registration Rights Agreement, dated as of March 19, 2001, among First Industrial, L.P. and Credit Suisse First Boston Corporation, Chase Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney, Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.17 of First Industrial, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
10.1 Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (the "LP Agreement"), dated March 18, 1998 (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
10.2 First Amendment to the L.P. Agreement dated April 1, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)
10.3 Second Amendment to the L.P. Agreement dated April 3, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)
10.4 Third Amendment to the L.P. Agreement dated April 16, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)
10.5 Fourth Amendment to the L.P. Agreement dated June 24, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)
10.6 Fifth Amendment to the L.P. Agreement dated July 16, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)
10.7 Sixth Amendment to the L.P. Agreement dated August 31, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
10.8 Seventh Amendment to the L.P. Agreement dated October 21, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
10.9 Eighth Amendment to the L.P. Agreement dated October 30, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
10.10 Ninth Amendment to the L.P. Agreement dated November 5, 1998 (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)
10.11 Tenth Amendment to the L.P. Agreement dated January 28, 2000 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-13102)
10.12 Eleventh Amendment to the L.P. Agreement dated January 28, 2000 (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-13102)
10.13 Twelfth Amendment to the L.P. Agreement dated June 27, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000, File No. 1-13102)
10.14 Thirteenth Amendment to the L.P. Agreement dated September 1, 2000 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)
10.15 Fourteenth Amendment to the L.P. Agreement dated October 13, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)
10.16 Fifteenth Amendment to the L.P. Agreement dated October 13, 2000 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

Exhibits          Description

10.17             Sixteenth Amendment to the L.P. Agreement dated October 27,
                  2000 (incorporated by reference to Exhibit 10.4 of the Form
                  10-Q of the Company for the fiscal quarter ended September 30,
                  2000, File No. 1-13102)
10.18             Seventeenth Amendment to the L.P. Agreement dated January 25,
                  2001 (incorporated by reference to Exhibit 10.18 of the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000, File No. 1-13102)
10.19             Eighteenth Amendment to the L.P. Agreement dated February 13,
                  2001 (incorporated by reference to Exhibit 10.19 of the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000, File No. 1-13102)
10.20             Registration Rights Agreement, dated April 29, 1998, relating to the Company's Common Stock, par value $.01 per share,
                  between the Company, the Operating Partnership and Merrill
                  Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated
                  May 1, 1998, File No. 1-13102)
10.21             Non-Competition Agreement between Jay H. Shidler and First
                  Industrial Realty Trust, Inc. (incorporated by reference to
                  Exhibit 10.16 of the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1994, File No. 1-13102)
10.22             Form of Non-Competition Agreement between each of Michael T.
                  Tomasz, Paul T. Lambert, Michael J. Havala, Michael W.
                  Brennan, Michael G. Damone, Duane H. Lund, and Johannson L.
                  Yap and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Registration
                  Statement on Form S-11, File No. 33-77804)
10.23+            1994 Stock Incentive Plan (incorporated by reference to
                  Exhibit 10.37 of the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1994, File No. 1-13102)
10.24+            First Industrial Realty Trust, Inc. Deferred Income Plan
                  (incorporated by reference to Exhibit 10 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1996, File
                  No. 1-13102)
10.25             Contribution Agreement, dated March 19, 1996, among FR
                  Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, dated April 3, 1996, File No.
                  1-13102)
10.26             Contribution Agreement, dated January 31, 1997, among FR
                  Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1996, File No. 1-13102)
10.27+            Employment Agreement, dated December 4, 1996, between the
                  Company and Michael T. Tomasz (incorporated by reference to
                  Exhibit 10.59 of the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1996, File No. 1-13102)
10.28+            Employment Agreement, dated February 1, 1997, between the
                  Company and Michael W. Brennan (incorporated by reference to
                  Exhibit 10.60 of the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1996, File No. 1-13102)
10.29+            1997 Stock Incentive Plan (incorporated by reference to
                  Exhibit 10.62 of the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1996, File No. 1-13102)
10.30+            Separation Agreement dated November 11, 1998 by and between the Company and Michael T. Tomasz (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1998, File No. 1-13102)
10.31+            Employment Agreement, dated July 19, 2000, between First
                  Industrial Realty Trust, Inc. and Michael J. Havala
                  (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000, File
                  No. 1-13102)
10.32+            Employment Agreement, dated July 26, 2000, between First
                  Industrial Realty Trust, Inc. and Johannson L. Yap
                  (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000, File
                  No. 1-13102)
10.33+            Settlement Agreement dated January 31, 2001 between First
                  Industrial, L.P., First Industrial Realty Trust, Inc. and Gary
                  H. Heigl (incorporated by reference to Exhibit 10.33 of the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000, File No. 1-13102)
10.34*+           2001 Stock Incentive Plan

Exhibits          Description

12.1*             Computation of ratios of earnings to fixed charges and
                  preferred stock dividends of the Company
21.1*             Subsidiaries of the Registrant
23 *              Consent of PricewaterhouseCoopers LLP

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

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                          PAGE
                                                                                                          ----

         FINANCIAL STATEMENTS

             Report of Independent Accountants.........................................................   F-2

             Consolidated Balance Sheets of First Industrial Realty Trust, Inc. (the "Company")
             as of December 31, 2001 and 2000..........................................................   F-3

             Consolidated Statements of Operations of the Company for the Years Ended
             December 31, 2001, 2000 and 1999..........................................................   F-4

             Consolidated Statements of Changes in Stockholders' Equity of the Company for the
             Years Ended December 31, 2001, 2000 and 1999..............................................   F-5

             Consolidated Statements of Cash Flows of the Company for the Years Ended
             December 31, 2001, 2000 and 1999..........................................................   F-6

             Notes to Consolidated Financial Statements................................................   F-7


         FINANCIAL STATEMENT SCHEDULE

             Report of Independent Accountants..........................................................  S-1

             Schedule III:  Real Estate and Accumulated Depreciation....................................  S-2


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of First Industrial Realty Trust, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of First Industrial Realty Trust, Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







                                     PricewaterhouseCoopers LLP




Chicago, Illinois
February 4, 2002

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                      December 31,        December 31,
                                                                                         2001                2000
                                                                                    --------------      --------------
                                                        ASSETS

Assets:
   Investment in Real Estate:
      Land .......................................................................   $   421,828          $   397,624
      Buildings and Improvements .................................................     2,137,666            1,989,034
      Furniture, Fixtures and Equipment ..........................................         1,258                1,437
      Construction in Progress ...................................................       154,175               52,715
      Less: Accumulated Depreciation .............................................      (276,820)            (219,701)
                                                                                     -----------          -----------
              Net Investment in Real Estate ......................................     2,438,107            2,221,109

   Real Estate Held For Sale, Net of Accumulated Depreciation and
    Amortization of $4,033 at December 31, 2001 and $26,318 at
    December 31, 2000 ............................................................        30,750              236,422
   Cash and Cash Equivalents .....................................................            --                7,731
   Restricted Cash ...............................................................        22,764               24,215
   Tenant Accounts Receivable, Net ...............................................        11,956                9,793
   Investments in Joint Ventures .................................................         9,010                6,158
   Deferred Rent Receivable ......................................................        15,442               14,790
   Deferred Financing Costs, Net .................................................        11,717               12,154
   Prepaid Expenses and Other Assets, Net ........................................        81,654               86,121
                                                                                     -----------          -----------
              Total Assets .......................................................   $ 2,621,400          $ 2,618,493
                                                                                     ===========          ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage Loans Payable, Net ...................................................   $    87,459          $   102,575
   Senior Unsecured Debt, Net ....................................................     1,048,491              948,781
   Acquisition Facility Payable ..................................................       182,500              170,000
   Accounts Payable and Accrued Expenses .........................................        71,031               93,336
   Rents Received in Advance and Security Deposits ...............................        26,684               20,104
   Dividends/Distributions Payable ...............................................        31,196               38,492
                                                                                     -----------          -----------
              Total Liabilities ..................................................     1,447,361            1,373,288
                                                                                     -----------          -----------

Minority Interest ................................................................       178,442              186,833
Commitments and Contingencies ....................................................            --                   --

Stockholders' Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized, 40,000, 20,000,
    50,000 and 30,000 shares of Series B, C, D and E Cumulative Preferred
    Stock, respectively, issued and outstanding at December 31, 2001 and
    December 31, 2000, having a liquidation preference of $2,500 per share
    ($100,000), $2,500 per share ($50,000), $2,500 per share ($125,000) and
    $2,500 per share ($75,000), respectively, and 1,650,000 shares of Series A
    Cumulative Preferred Stock issued and outstanding at December 31,
    2000, having a liquidation preference of $25 per share ($41,250)).............             1                   18
Common Stock ($.01 par value, 100,000,000 shares authorized, 40,302,287 and 39,238,386 shares issued and 38,904,687 and 38,844,086 outstanding
    at December 31, 2001 and 2000, respectively) .................................           403                  392
Additional Paid-in-Capital .......................................................     1,197,877            1,205,435
Distributions in Excess of Accumulated Earnings ..................................      (143,958)            (126,962)
Unearned Value of Restricted Stock Grants ........................................        (6,247)              (8,812)
Accumulated Other Comprehensive Loss .............................................       (12,381)                  --
Treasury Shares, at cost (1,397,600 shares at December 31, 2001 and 394,300
    shares at December 31, 2000) .................................................       (40,098)             (11,699)
                                                                                     -----------          -----------
                Total Stockholders' Equity .......................................       995,597            1,058,372
                                                                                     -----------          -----------
                Total Liabilities and Stockholders' Equity .......................   $ 2,621,400          $ 2,618,493
                                                                                     ===========          ===========



    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                    Year Ended       Year Ended      Year Ended
                                                                                    December 31,     December 31,    December 31,
                                                                                       2001             2000            1999
                                                                                   -------------    -------------   -------------
Revenues:
  Rental Income .............................................................       $ 292,896        $ 303,337        $ 295,938
  Tenant Recoveries and Other Income ........................................          91,581           82,731           78,217
                                                                                    ---------        ---------        ---------
        Total Revenues ......................................................         384,477          386,068          374,155
                                                                                    ---------        ---------        ---------

Expenses:
  Real Estate Taxes .........................................................          59,400           59,446           56,573
  Repairs and Maintenance ...................................................          20,057           18,127           16,827
  Property Management .......................................................          13,365           13,738           10,875
  Utilities .................................................................           9,877            9,989            9,933
  Insurance .................................................................           2,223            1,437              832
  Other .....................................................................           4,959            6,246            3,955
  General and Administrative ................................................          18,609           17,129           13,259
  Interest Expense ..........................................................          82,580           83,925           79,869
  Amortization of Deferred Financing Costs ..................................           1,809            1,750            1,362
  Depreciation and Other Amortization .......................................          76,266           66,989           68,412
  Valuation Provision on Real Estate ........................................           9,500            2,900               --
                                                                                    ---------        ---------        ---------
       Total Expenses .......................................................         298,645          281,676          261,897
                                                                                    ---------        ---------        ---------

Income from Operations Before Equity in (Loss) Income of
      Joint Ventures and Income Allocated to Minority
      Interest ..............................................................          85,832          104,392          112,258
Equity in (Loss) Income of Joint Ventures ...................................            (791)             571              302
Income Allocated to Minority Interest .......................................         (16,715)         (16,395)         (17,609)
                                                                                    ---------        ---------        ---------
Income from Operations ......................................................          68,326           88,568           94,951
Gain on Sale of Real Estate .................................................          64,347           29,296           29,797
                                                                                    ---------        ---------        ---------
Income Before Extraordinary Loss ............................................         132,673          117,864          124,748
Extraordinary Loss ..........................................................         (10,309)              --               --
                                                                                    ---------        ---------        ---------
Net Income ..................................................................         122,364          117,864          124,748
Less: Preferred Stock Dividends .............................................         (30,001)         (32,844)         (32,844)
                                                                                    ---------        ---------        ---------
Net Income Available to Common Stockholders .................................       $  92,363        $  85,020        $  91,904
                                                                                    =========        =========        =========

Net Income Available to Common Stockholders
   Before Extraordinary Loss Per Weighted Average
    Common Share Outstanding:
        Basic ...............................................................       $    2.57        $    2.20        $    2.42
                                                                                    =========        =========        =========
        Diluted .............................................................       $    2.56        $    2.18        $    2.41
                                                                                    =========        =========        =========

Net Income Available to Common Stockholders Per
   Weighted Average Common Share Outstanding:
        Basic ...............................................................       $    2.35        $    2.20        $    2.42
                                                                                    =========        =========        =========
        Diluted .............................................................       $    2.34        $    2.18        $    2.41
                                                                                    =========        =========        =========

Net Income ..................................................................       $ 122,364        $ 117,864        $ 124,748

Other Comprehensive Income (Loss):
   Cumulative Transition Adjustment .........................................         (14,920)              --               --
   Settlement of Interest Rate Protection Agreements ........................            (191)              --               --
   Mark-to-Market of Interest Rate Protection Agreements ....................            (231)              --               --
   Write-Off of Unamortized Interest Rate Protection
        Agreement Due to the Early Retirement of Debt .......................           2,156               --               --
   Amortization of Interest Rate Protection Agreements ......................             805               --               --
                                                                                    ---------        ---------        ---------
Comprehensive Income ........................................................       $ 109,983        $ 117,864        $ 124,748
                                                                                    =========        =========        =========


    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                          Year Ended          Year Ended        Year Ended
                                                                          December 31,         December 31,     December 31,
                                                                              2001                2000              1999
                                                                          ------------        ------------      ------------

Preferred Stock -- Beginning of Year ...............................       $        18        $        18        $        18
Redemption of Series A Preferred Stock .............................               (17)                --                 --
                                                                           -----------        -----------        -----------
Preferred Stock -- End of Year .....................................       $         1        $        18        $        18
                                                                           ===========        ===========        ===========
Common Stock -- Beginning of Year ..................................       $       392        $       382        $       379
   Net Proceeds from the Issuance of Common Stock ..................                 8                  5                 --
   Issuance of Restricted Stock ....................................                 1                  3                  1
   Repurchase and Retirement of Restricted Stock ...................                (1)                --                 --
   Conversion of Units to Common Stock .............................                 3                  2                  2
                                                                           -----------        -----------        -----------
Common Stock -- End of Year ........................................       $       403        $       392        $       382
                                                                           ===========        ===========        ===========
Additional Paid-In Capital -- Beginning of Year ....................       $ 1,205,435        $ 1,177,364        $ 1,171,896
   Net Proceeds from the Issuance of Common Stock ..................            18,886             12,764                845
   Issuance of Restricted Stock ....................................             3,132              9,686              2,007
   Repurchase and Retirement of Restricted Stock ...................            (1,568)              (466)                --
   Amortization of Stock Based Compensation ........................               899                383                 --
   Redemption of Series A Preferred Stock ..........................           (36,701)                --                 --
   Conversion of Units to Common Stock .............................             7,794              5,704              2,616
                                                                           -----------        -----------        -----------
Additional Paid-In Capital -- End of Year ..........................       $ 1,197,877        $ 1,205,435        $ 1,177,364
                                                                           ===========        ===========        ===========
Dist. in Excess of Accum. Earnings -- Beginning of Year ............       $  (126,962)       $  (114,451)       $  (114,205)
   Preferred Stock Dividends ($218.750 per Series B Preferred Share,
    $215.624 per Series C Preferred Share, $198.748 per Series D
    Preferred Share and $197.500 per Series E Preferred Share at
    December 31, 2001, 2000 and 1999, and $.652, $2.375 and $2.375
    per Series A Preferred Share at December 31, 2001, 2000 and
    1999, respectively) ............................................           (30,001)           (32,844)           (32,844)
   Distributions ($2.6525, $2.5175 and $2.4200 per Share/Unit at
    December 31, 2001, 2000 and 1999, respectively) ................          (123,118)          (115,749)          (109,608)
    Redemption of Series A Preferred Stock .........................            (4,577)                --                 --
    Repurchase and Retirement of Restricted Stock ..................              (375)                --                 --
   Net Income Before Minority Interest .............................           139,079            134,259            142,357
   Minority Interest:
      Allocation of Income .........................................           (16,715)           (16,395)           (17,609)
   Distributions ($2.6525, $2.5175 and $2.4200 per Share/Unit at
     December 31, 2001, 2000 and 1999, respectively) ...............            18,711             18,218             17,458
                                                                           -----------        -----------        -----------
Dist. in Excess of Accum. Earnings -- End of Year ..................       $  (143,958)       $  (126,962)       $  (114,451)
                                                                           ===========        ===========        ===========

Unearned Value of Rest. Stock Grants -- Beginning of Year ..........       $    (8,812)       $    (4,087)       $    (3,312)
   Issuance of Restricted Stock ....................................            (3,133)            (9,689)            (2,008)
   Amortization of Restricted Stock Grants .........................             5,698              4,964              1,233
                                                                           -----------        -----------        -----------
Unearned Value of Rest. Stock Grants -- End of Year ................       $    (6,247)       $    (8,812)       $    (4,087)
                                                                           ===========        ===========        ===========
Treasury Shares, at cost-- Beginning of Year .......................       $   (11,699)       $        --        $        --
   Purchase of Treasury Shares .....................................           (28,399)           (11,699)                --
                                                                           -----------        -----------        -----------
Treasury Shares, at cost -- End of Year ............................       $   (40,098)       $   (11,699)       $        --
                                                                           ===========        ===========        ===========
Accum. Other Comprehensive Income -- Beginning of Year .............       $        --        $        --        $        --
   Cumulative Transition Adjustment ................................           (14,920)                --                 --
   Settlement of Interest Rate Protection Agreements ...............              (191)                --                 --
   Mark-to-Market of Interest Rate Protection Agreements ...........              (231)                --                 --
   Write-Off of Unamortized Interest Rate Protection Agreement
    Due to the Early Retirement of Debt ............................             2,156                 --                 --
   Amortization of Interest Rate Protection Agreements .............               805                 --                 --
                                                                           -----------        -----------        -----------
Accum. Other Comprehensive Income -- End of Year ...................       $   (12,381)       $        --        $        --
                                                                           ===========        ===========        ===========
Total Stockholders' Equity at End of Year ..........................       $   995,597        $ 1,058,372        $ 1,059,226
                                                                           ===========        ===========        ===========




    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   Year Ended      Year Ended       Year Ended
                                                                   December 31,    December 31,     December 31,
                                                                      2001             2000             1999
                                                                  ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ................................................       $ 122,364        $ 117,864        $ 124,748
  Income Allocated to Minority Interest .....................          16,715           16,395           17,609
                                                                    ---------        ---------        ---------
  Income Before Minority Interest ...........................         139,079          134,259          142,357
  Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
     Depreciation ...........................................          65,944           59,840           62,208
     Amortization of Deferred Financing Costs ...............           1,809            1,750            1,362
     Other Amortization .....................................          15,465           10,703            6,272
     Valuation Provision on Real Estate .....................           9,500            2,900               --
     Equity in Loss (Income) of Joint Ventures ..............             791             (571)            (302)
     Distributions from Joint Ventures ......................              --              571              302
     Gain on Sale of Real Estate ............................         (64,347)         (29,296)         (29,797)
     Extraordinary Loss .....................................          10,309               --               --
     Increase in Tenant Accounts Receivable and Prepaid
          Expenses and Other Assets, Net.....................         (20,438)         (23,658)          (7,959)
     Increase in Deferred Rent Receivable ...................          (3,499)          (1,474)          (4,062)
     (Decrease) Increase in Accounts Payable and Accrued
        Expenses and Rents Received in Advance and Security
        Deposits.............................................          (6,070)           4,811            5,001
     (Increase) Decrease in Restricted Cash .................          (1,452)             406            1,515
                                                                    ---------        ---------        ---------
          Net Cash Provided by Operating Activities .........         147,091          160,241          176,897
                                                                    ---------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of and Additions to Investment in Real Estate ...        (400,008)        (494,084)        (233,434)
  Net Proceeds from Sales of Investment in Real Estate ......         352,975          407,849          217,853
  Contributions to and Investments in Joint Ventures ........          (6,025)             (37)          (2,522)
  Distributions from Joint Ventures .........................           1,524              287              572
  Funding of Mortgage Loans Receivable ......................              --               --             (739)
  Repayment of Mortgage Loans Receivable ....................           9,870           20,954            1,132
  Decrease (Increase) in Restricted Cash ....................           2,903          (22,269)           7,098
                                                                    ---------        ---------        ---------
          Net Cash Used in Investing Activities .............         (38,761)         (87,300)         (10,040)
                                                                    ---------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock Underwriting Discounts/Offering Costs ........              --               --             (200)
  Net Proceeds from the Issuance of Common Stock ............          18,521           12,478              732
  Repurchase of Restricted Stock ............................          (1,944)            (466)              --
  Purchase of Treasury Shares ...............................         (28,399)         (11,699)              --
  Purchase of U.S. Government Securities ....................          (1,123)          (1,244)              --
  Proceeds from Senior Unsecured Debt .......................         199,390               --               --
  Repayments of Senior Unsecured Debt .......................        (100,000)              --               --
  Redemption of Preferred Stock .............................         (41,295)              --               --
  Dividends/Distributions ...................................        (122,203)        (113,632)        (108,527)
  Preferred Stock Dividends .................................         (38,212)         (24,633)         (32,844)
  Repayments on Mortgage Loans Payable ......................         (15,042)          (2,300)          (3,459)
  Proceeds from Acquisition Facilities Payable ..............         398,300          290,200          156,600
  Repayments on Acquisition Facilities Payable ..............        (385,800)        (214,200)        (197,400)
  Book Overdraft ............................................          10,709               --               --
  Cost of Debt Issuance and Prepayment Fees .................          (8,963)          (2,323)            (973)
                                                                    ---------        ---------        ---------
          Net Cash Used in Financing Activities .............        (116,061)         (67,819)        (186,071)
                                                                    ---------        ---------        ---------
  Net (Decrease) Increase in Cash and Cash Equivalents ......          (7,731)           5,122          (19,214)
  Cash and Cash Equivalents, Beginning of Period ............           7,731            2,609           21,823
                                                                    ---------        ---------        ---------
  Cash and Cash Equivalents, End of Period ..................       $      --        $   7,731        $   2,609
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

         First Industrial Realty Trust, Inc. and its subsidiaries (the "Company") began operations on July 1, 1994. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner. The Company is the sole stockholder of First Industrial Finance Corporation, First Industrial Pennsylvania Corporation, First Industrial Harrisburg Corporation, First Industrial Securities Corporation, First Industrial Mortgage Corporation, First Industrial Indianapolis Corporation, FI Development Services Corporation and First Industrial Florida Finance Corporation, which are the sole general partners of First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P. (the "Mortgage Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), FI Development Services, L.P. and TK-SV, LTD., respectively, and the Operating Partnership is the sole limited partner. The Operating Partnership is also the sole member of limited liability companies and the sole stockholder of First Industrial Development Services, Inc. The Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to, the September 1998 Joint Venture (hereinafter defined), the September 1999 Joint Venture (hereinafter defined) and the December 2001 Joint Venture (hereinafter defined).

         As of December 31, 2001, the Company owned 918 in-service properties located in 24 states, containing an aggregate of approximately 64.0 million square feet (unaudited) of gross leasable area ("GLA"). Of the 918 properties owned by the Company, 753 are held by the Operating Partnership, 20 are held by the Financing Partnership, 21 are held by the Securities Partnership, 21 are held by the Mortgage Partnership, 31 are held by the Pennsylvania Partnership, six are held by the Harrisburg Partnership, six are held by the Indianapolis Partnership, one is held by TK-SV, LTD., 45 are held by limited liability companies of which the Operating Partnership is the sole member and 14 are held by First Industrial Development Services, Inc.

2.   BASIS OF PRESENTATION


         First Industrial Realty Trust, Inc. is the sole general partner of the Operating Partnership, with an approximate 84.8% ownership interest at December 31, 2001. Minority interest at December 31, 2001, represents the approximate 15.2% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

         The consolidated financial statements of the Company at December 31, 2001 and 2000 and for each of the years ended December 31, 2001, 2000 and 1999 include the accounts and operating results of the Company and its subsidiaries. Such financial statements present the Company's minority equity interests in the September 1998 Joint Venture (hereinafter defined), the September 1999 Joint Venture (hereinafter defined) and the December 2001 Joint Venture (hereinafter defined) under the equity method of accounting. All significant intercompany transactions have been eliminated in consolidation.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2001 and 2000, and the reported amounts of revenues and expenses for each of the years ended December 31, 2001, 2000 and 1999. Actual results could differ from those estimates.

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

         Investment in Real Estate is carried at cost. The Company reviews its properties on a quarterly basis for impairment and provides a provision if impairments are determined. To determine if impairment may exist, the Company reviews its properties and identifies those that have had either an event of change or event of circumstances warranting further assessment of recoverability. If further assessment of recoverability is needed, the Company estimates the future net cash flows expected to result from the use of the property and its eventual disposition, on an individual property basis. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property on an individual property basis, the Company will recognize an impairment loss based upon the estimated fair value of such properties. For properties management considers held for sale, the Company ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will classify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell.

         Interest costs, real estate taxes and other directly related costs incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:

                                                                  Years
                                                                  -----
                  Buildings and Improvements......................31.5 to 40
                  Land Improvements...............................15
                  Furniture, Fixtures and Equipment...............5 to 10

         Construction expenditures for tenant improvements, leasehold improvements and leasing commissions are capitalized and amortized over the terms of each specific lease. Repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized.

Deferred Financing Costs

         Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $5,945 and $4,358 at December 31, 2001 and 2000, respectively. Unamortized deferred financing fees are written-off when debt is retired before the maturity date.

Investments in Joint Ventures

         Investments in Joint Ventures represents the Company's minority equity interests in the September 1998 Joint Venture (hereinafter defined), the September 1999 Joint Venture (hereinafter defined) and the December 2001 Joint Venture (hereinafter defined). The Company accounts for its Investments in Joint Ventures under the equity method of accounting. Under the equity method of accounting, the Company's share of earnings or losses of the

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


September 1998 Joint Venture (hereinafter defined), the September 1999 Joint Venture (hereinafter defined) and the December 2001 Joint Venture (hereinafter defined) is reflected in income as earned and contributions or distributions increase or decrease, respectively, the Company's Investments in Joint Ventures as paid or received, respectively.

Revenue Recognition

         Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for taxes, insurance and other property operating expenses and is recognized as revenue in the same period the related expenses are incurred by the Company.

         The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $2,050 as of December 31, 2001 and December 31, 2000. For accounts receivable the Company deems uncollectible, the Company uses the direct write-off method.

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

Income Taxes

         The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a result, the Company generally is not subject to federal income taxation at the corporate level to the extent it distributes annually at least 90% of its REIT taxable income (95% prior to January 1, 2001), as defined in the Code, to its stockholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

         The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. The provision for such state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

         For federal income tax purposes, the cash distributions paid to stockholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Distributions paid for the year ended December 31, 2001, totaling approximately $104,407, are characterized 67.7% ($1.80 per share) as ordinary income, 6.1% ($.16 per share) as 20% rate capital gain, 5.7% ($.15 per share) as a 25% rate capital gain and 20.5% ($.54 per share) as return of capital. Distributions paid for the year ended December 31, 2000, totaling $97,531, are characterized 91.1% ($2.29 per share) as ordinary income and 8.9% ($.22 per share) as return of capital. Distributions paid for the year ended December 31, 1999 totaling $92,150 are characterized 88.3% ($2.14 per share) as ordinary income and 11.7% ($.28 per share) as return of capital.

Earnings Per Common Share

         Net income per weighted average share - basic is based on the weighted average common shares outstanding. Net income per weighted average share - diluted is based on the weighted average common shares outstanding plus the effect of in-the-money employee stock options. See Note 10 for further disclosures.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Fair Value of Financial Instruments

         The Company's financial instruments include short-term investments, tenant accounts receivable, net, mortgage notes receivable, accounts payable, other accrued expenses, mortgage loans payable, acquisition facility payable, senior unsecured debt and the Put Option (defined hereinafter) issued in conjunction with an initial offering of certain unsecured debt.

         The fair values of the short-term investments, tenant accounts receivable, net, mortgage notes receivable, accounts payable and other accrued expenses were not materially different from their carrying or contract values due to the short term nature of these financial instruments. See Note 5 for the fair values of the mortgage loans payable, acquisition facility payable, senior unsecured debt and the Put Option (defined hereinafter) issued in conjunction with an initial offering of certain unsecured debt.

Derivative Financial Instruments

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


         Historically, the Company has used interest rate protection agreements (the "Agreements") to fix the interest rate on anticipated offerings of senior unsecured debt, limit the interest rate on existing debt or convert floating rate debt to fixed rate debt. Receipts or payments that result from the settlement of Agreements used to fix the interest rate on anticipated offerings of senior unsecured debt are amortized over the life of the senior unsecured debt. Receipts or payments resulting from the Agreements that were used to limit the interest rate on existing debt are recognized as a component of interest expense. The cost basis of this type of instrument is amortized over the life of the instrument and is recognized in net income as well. Receipts or payments resulting from Agreements used to convert floating rate debt to fixed rate debt are recognized as a component of interest expense. Agreements which qualify for hedge accounting are marked-to-market and any gain or loss is recognized in other comprehensive income (shareholders' equity). Any Agreements which no longer qualify for hedge accounting are marked-to-market and any gain or loss is recognized in net income immediately. The credit risks associated with the Agreements are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of the Agreements, the Company's exposure is limited to the current value of the interest rate differential, not the notional amount, and the Company's carrying value of the Agreements on the balance sheet. See Note 5 for more information on the Agreements.

Segment Reporting

         Management views the Company as a single segment.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED



Recent Accounting Pronouncements


         On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect FAS 144 to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.

         The REIT Modernization Act, which was passed in 1999 and took effect on January 1, 2001, modifies certain provisions of the Internal Revenue Code of 1986, as amended, with respect to the taxation of REITs. Two key provisions of this tax law change may impact future Company operations: the availability of a taxable REIT subsidiary which may be wholly-owned directly by a REIT and a reduction in the required level of distributions by a REIT to 90% of ordinary taxable income. The Company converted its preferred stock subsidiary to a wholly-owned taxable REIT subsidiary in January 2001.


Reclassification

         Certain 2000 and 1999 items have been reclassified to conform to the 2001 presentation.

4.   INVESTMENTS IN JOINT VENTURES

         On September 28, 1998, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the "September 1998 Joint Venture") with an institutional investor to invest in industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership, owns a minority equity interest in the September 1998 Joint Venture and provides property and asset management services to the September 1998 Joint Venture. On or after October 2000, under certain circumstances, the Company has the right of purchasing all of the properties owned by the September 1998 Joint Venture at a price to be determined in the future. The Company has not exercised this right. The Company recognized approximately $1,787, $2,199 and $2,315 (net of the intercompany elimination) in acquisition, asset management and property management fees in 2001, 2000 and 1999 respectively, from the September 1998 Joint Venture. For the year ended December 31, 2001, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, received distributions of approximately $1,167 from the September 1998 Joint Venture. For the year ended December 31, 2000, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $4 and received distributions of approximately $796 from the September 1998 Joint Venture. The Company accounts for the September 1998 Joint Venture under the equity method of accounting. As of December 31, 2001 the September 1998 Joint Venture owned 93 industrial properties comprising approximately 4.4 million square feet (unaudited) of GLA.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3.   INVESTMENTS IN JOINT VENTURES, CONTINUED

         On September 2, 1999, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into another joint venture arrangement (the "September 1999 Joint Venture") with an institutional investor to invest in industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership, owns a minority equity interest in the September 1999 Joint Venture and provides property and asset management services to the September 1999 Joint Venture. On or after September 2001, under certain circumstances, the Company has the right of purchasing all of the properties owned by the September 1999 Joint Venture at a price to be determined in the future. The Company has not exercised this right. The Company recognized approximately $590, $557 and $993 (net of the intercompany elimination) in acquisition, asset management and property management fees in 2001, 2000 and 1999, respectively, from the September 1999 Joint Venture. For the year ended December 31, 2001, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, received distributions of approximately $357 from the September 1999 Joint Venture. For the year ended December 31, 2000, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $33 and received distributions of approximately $62 in the September 1999 Joint Venture. The Company accounts for the September 1999 Joint Venture under the equity method of accounting. As of December 31, 2001 the September 1999 Joint Venture owned 36 industrial properties comprising approximately 1.0 million square feet (unaudited) of GLA.

         On December 28, 2001, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the "December 2001 Joint Venture") with an institutional investor to invest in industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership, owns a minority equity interest in the December 2001 Joint Venture and provides property management services to the December 2001 Joint Venture. For the year ended December 31, 2001, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $6,025 in the December 2001 Joint Venture. The Company accounts for the December 2001 Joint Venture under the equity method of accounting. As of December 31, 2001 the December 2001 Joint Venture had economic interests in seven industrial properties comprising approximately 1.4 million square feet (unaudited) of GLA. These properties were purchased from the Company. The Company deferred 15% of the gain resulting from these sales which is equal to the Company's economic interest in the December 2001 Joint Venture.

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE

Mortgage Loans Payable, Net

         On December 29, 1995 the Mortgage Partnership borrowed $40,200 under a mortgage loan (the "1995 Mortgage Loan"). In June 2000, the Mortgage Partnership purchased approximately $1.2 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $1.2 million of the 1995 Mortgage Loan. In March 2001, the Company purchased approximately $1.1 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $1.1 million of the 1995 Mortgage Loan. The terms of these legal defeasances require the Mortgage Partnership to use the gross proceeds from the maturities of the U.S. Government securities to paydown and subsequently retire the defeased portion of the 1995 Mortgage Loan in January 2003. Upon the execution of these legal defeasances, two properties collateralizing the 1995 Mortgage Loan were released and subsequently sold. The Company is carrying the defeased portions of the 1995 Mortgage Loan on its balance sheet until it pays down and retires the defeased portions of the 1995 Mortgage Loan in January 2003. The remaining portion of the 1995 Mortgage Loan matures on January 11, 2026. The 1995 Mortgage Loan provides for monthly principal and interest payments based on a 28-year

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE, CONTINUED

amortization schedule. The interest rate under the 1995 Mortgage Loan is fixed at 7.22% per annum through January 11, 2003. After January 11, 2003, the interest rate adjusts through a predetermined formula based on the applicable Treasury rate. The 1995 Mortgage Loan is collateralized by 21 properties held by the Mortgage Partnership. The 1995 Mortgage Loan may be prepaid on or after January 2003.

         Under the terms of the 1995 Mortgage Loan, certain cash reserves are required to be and have been set aside for payments of tenant security deposit refunds, payments of capital expenditures, interest, real estate taxes, insurance and releasing costs. The amount of cash reserves segregated for security deposits is adjusted as tenants turn over. The amount included in the cash reserves relating to payments of capital expenditures, interest, real estate taxes and insurance is determined by the lender and approximate the next periodic payment of such items. The amount included in the cash reserves relating to releasing costs resulted from a deposit of a lease termination fee that will be used to cover costs of releasing that space. At December 31, 2001 and 2000, these reserves totaled $2,640 and $1,186, respectively, and are included in Restricted Cash. Such cash reserves were invested in a money market fund at December 31, 2001. The maturity of these investments is one day; accordingly, cost approximates fair value.

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

         On March 20, 1996, the Company, through the Operating Partnership, assumed a $6,424 mortgage loan and a $2,993 mortgage loan (together, the "Assumed Loans") that are collateralized by 12 properties in Indianapolis, Indiana and one property in Indianapolis, Indiana, respectively. The Assumed Loans bear interest at a fixed rate of 9.25% and provide for monthly principal and interest payments based on a 16.75-year amortization schedule. The Assumed Loans mature on January 1, 2013. The Assumed Loans may be prepaid only after December 1999 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.

         On January 31, 1997, the Company, through the Operating Partnership, assumed a loan in the amount of $705 (the "LB Loan II"). The LB Loan II was interest free until February, 1998, at which time the LB Loan II bears interest at 8.00% and provides for interest only payments prior to maturity. The LB Loan II matures 180 days after the completion of a contingent event relating to the environmental status of the property collateralizing the loan.

         On October 23, 1997, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $4,153 (the "Acquisition Mortgage Loan I"). The Acquisition Mortgage Loan I was collateralized by a property in Bensenville, Illinois, bore interest at a fixed rate of 8.50% and provided for monthly principal and interest payments based on a 15-year amortization schedule. On May 31, 2001, the Company, through the Operating Partnership, paid off and retired the Acquisition Mortgage Loan I. Due to the retirement of the Acquisition Mortgage Loan I, the Company has recorded an extraordinary loss of approximately $128 due to a prepayment fee.

         On December 9, 1997, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $7,997 (the "Acquisition Mortgage Loan II"). The Acquisition Mortgage Loan II was collateralized by ten properties in St. Charles, Louisiana, bore interest at a fixed rate of 7.75% and provided for monthly principal and interest payments based on a 22-year amortization schedule. On June 27, 2001, the Company, through the Operating Partnership, paid off and retired the Acquisition Mortgage Loan II. Due to the retirement of the Acquisition Mortgage Loan II, the Company has recorded an extraordinary loss of approximately $936 due to a prepayment fee.

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

         On August 31, 1998, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of $1,367 (the "Acquisition Mortgage Loan VII"). The Acquisition Mortgage Loan VII was collateralized by one property in Milwaukee, Oregon, bore interest at a fixed rate of 9.75% and provided for monthly principal and interest payments based on a 25-year amortization schedule. On December 3, 2001, the Company paid off and retired the Acquisition Mortgage Loan VII with no prepayment fee.

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

         On May 22, 1997, the Company, through the Operating Partnership, issued $100,000 of senior unsecured debt which matures on May 15, 2011 and bears a coupon interest rate of 7.375% (the "2011 PATS"). The issue price of the 2011 PATS was 99.348%. Interest is paid semi-annually in arrears on May 15 and November 15. The 2011 PATS are redeemable, at the option of the holder thereof, on May 15, 2004 (the "Put Option"). The Company received approximately $1,781 of proceeds from the holder for the Put Option. The Company amortizes the Put Option amount over the life of the Put Option as an adjustment to interest expense. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 PATS prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 PATS as an adjustment to interest expense. The 2011 PATS contain certain covenants including limitation on incurrence of debt and debt service coverage.

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

         On December 8, 1997, the Company, through the Operating Partnership, issued $100,000 of senior unsecured debt which matures on December 1, 2017 and bears a coupon interest rate of 7.50% (the "2017 Notes"). The issue price of the 2017 Notes was 99.808%. Interest is paid semi-annually in arrears on June 1 and December 1. The Operating Partnership is amortizing the debt issue discount over the life of the 2017 Notes as an adjustment to interest expense. The 2017 Notes may be redeemed at any time at the option of the Company, in whole or in part, at a redemption price equal to the sum of the principal amount of the 2017 Notes being redeemed plus accrued interest thereon to the redemption date and any make-whole amount, as defined in the Prospectus Supplement relating to the 2017 Notes. The 2017 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE, CONTINUED

         On March 31, 1998, the Company, through the Operating Partnership, issued $100,000 of Dealer remarketable securities which were to mature on April 5, 2011 and bore a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. The 2011 Drs. were callable at the option of J.P. Morgan, Inc., as Remarketing Dealer, on April 5, 2001. The Remarketing Dealer exercised their call option with respect to the 2011 Drs. On April 5, 2001, the Company repurchased and retired the 2011 Drs. from the Remarketing Dealer for approximately $105,565. In conjunction with the forecasted retirement of the 2011 Drs., the Company entered into an interest rate protection agreement which fixed the retirement price of the 2011 Drs. which it designated as a cash flow hedge. On April 2, 2001, this interest rate protection agreement was settled for a payment of approximately $562. Due to the retirement of the 2011 Drs., the Company has recorded an extraordinary loss of approximately $9,245 comprised of the amount paid above the 2011 Drs. carrying value, the write-off of unamortized deferred financing fees, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the 2011 Drs. prior to issuance, the settlement of the interest rate protection agreement as discussed above, legal costs and other expenses.

         On July 14, 1998, the Company, through the Operating Partnership, issued $200,000 of senior unsecured debt which matures on July 15, 2028 and bears a coupon interest rate of 7.60% (the "2028 Notes"). The issue price of the 2028 Notes was 99.882%. Interest is paid semi-annually in arrears on January 15 and July 15. The Company also settled interest rate protection agreements, in the notional amount of $150,000, which were used to fix the interest rate on the 2028 Notes prior to issuance. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2028 Notes as an adjustment to interest expense. The 2028 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage. Approximately $50,000 of the 2028 Notes was purchased, through a broker/dealer, by an entity in which a Director of the Company owns greater than a ten percent interest.

         On March 19, 2001, the Company, through the Operating Partnership, issued $200,000 of senior unsecured debt which matures on March 15, 2011 and bears a coupon interest rate of 7.375% (the "2011 Notes"). The issue price of the 2011 Notes was 99.695%. Interest is paid semi-annually in arrears on September 15 and March 15. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Notes prior to issuance, which it designated as a cash flow hedge. The Company settled the interest rate protection agreement for approximately $371 of proceeds which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Notes as an adjustment to interest expense. The 2011 Notes contain certain covenants including limitations on incurrence of debt and debt service coverage.

Acquisition Facilities

         In December 1997, the Company entered into a $300,000 unsecured revolving credit facility (the "1997 Unsecured Acquisition Facility") which bore interest at LIBOR plus .80% or a "Corporate Base Rate" at the Company's election, and provided for interest only payments until maturity. In June 2000, the Company amended the 1997 Unsecured Acquisition Facility which extended the maturity date to June 30, 2003 and includes the right, subject to certain conditions, to increase the aggregate commitment up to $400,000 (the "2000 Unsecured Acquisition Facility"). The Company may borrow under the 2000 Unsecured Acquisition Facility to finance the acquisition and development of additional properties and for other corporate purposes, including to obtain additional working capital. The 2000 Unsecured Acquisition Facility contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE, CONTINUED

         In September 2001, the Company entered into two interest rate swap agreements (together, the "Interest Rate Swap Agreements") which fixed the interest rate on a portion of the Company's outstanding borrowings on its 2000 Unsecured Acquisition Facility. The Company designated both of these transactions as cash flow hedges. The first interest rate swap agreement has a notional value of $25,000, is effective from October 5, 2001 through October 5, 2002 and fixed the LIBOR rate at 2.5775%. The second interest rate swap agreement has a notional value of $25,000 and is effective from October 5, 2001 through July 5, 2003 and fixed the LIBOR rate at 3.0775%. Any payments or receipts from the Interest Rate Swap Agreements will be treated as a component of interest expense. The Company anticipates that the Interest Rate Swap Agreements will be 100% effective and, as a result, the change in value will be shown in other comprehensive income. At December 31, 2001, the Interest Rate Swap Agreements were valued at ($231).

         The following table discloses certain information regarding the Company's mortgage loans, senior unsecured debt and acquisition facility payable:


                                    OUTSTANDING  BALANCE AT        ACCRUED INTEREST PAYABLE AT   INTEREST RATE AT
                                  -----------------------------    ---------------------------   ----------------
                                  DECEMBER 31,     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,        MATURITY
                                     2001             2000            2001             2000            2001              DATE
                                  ------------    -------------    ------------    ------------  ----------------     ----------
MORTGAGE LOANS PAYABLE, NET
1995 Mortgage Loan..............      $ 38,063 (1)     $ 38,604        $    160        $    163      7.220%              1/11/26 (1)
CIGNA Loan......................        33,214           33,952             207             212      7.500%              4/01/03
Assumed Loans...................         6,538            7,995             ---             ---      9.250%              1/01/13
LB  Loan  II....................           705              705              24               5      8.000%                  (2)
Acquisition Mortgage Loan I                ---            3,294             ---             ---      8.500%              8/01/08 (7)
Acquisition Mortgage Loan II....           ---            7,432             ---             ---      7.750%              4/01/06 (7)
Acquisition Mortgage Loan III...         3,065            3,214             ---             ---      8.875%              6/01/03
Acquisition Mortgage Loan IV....         2,286            2,364             ---              17      8.950%             10/01/06
Acquisition Mortgage Loan V.....         2,665 (3)        2,729 (3)         ---             ---      9.010%              9/01/06
Acquisition Mortgage Loan VI....           923 (3)          957 (3)           7             ---      8.875%             11/01/06
Acquisition Mortgage Loan VII...           ---            1,329 (3)         ---             ---      9.750%              3/15/02 (7)
                                  ------------     ------------    ------------    ------------
Total...........................      $ 87,459       $  102,575         $   398       $     397
                                  ============     ============    ============    ============

SENIOR UNSECURED DEBT, NET
2005 Notes......................     $  50,000        $  50,000         $   383       $     383      6.900%             11/21/05
2006 Notes......................       150,000          150,000             875             875      7.000%             12/01/06
2007 Notes......................       149,972 (4)      149,966 (4)       1,457           1,457      7.600%              5/15/07
2011 PATS.......................        99,563 (4)       99,517 (4)         942             942      7.375%              5/15/11 (5)
2017 Notes......................        99,847 (4)       99,838 (4)         625             625      7.500%             12/01/17
2027 Notes......................        99,877 (4)       99,872 (4)         914             914      7.150%              5/15/27 (6)
2028 Notes......................       199,791 (4)      199,783 (4)       7,009           7,009      7.600%              7/15/28
2011 Drs........................           ---           99,805 (4)         ---           1,553      6.500%              4/05/11 (7)
2011 Notes......................       199,441 (4)          ---           4,343             ---      7.375%              3/15/11
                                  ------------     ------------    ------------    ------------
Total...........................    $1,048,491        $ 948,781        $ 16,548       $  13,758
                                  ============     ============    ============    ============


ACQUISITION FACILITY
PAYABLE
2000 Unsecured Acquisition
   Facility.....................    $  182,500        $ 170,000        $    571       $   1,359       3.19%      (8)     6/30/03
                                  ============     ============     ===========    ============

(1) Approximately $2.2 million of this loan has been defeased and will be paid in full in January 2003.
(2) The maturity date of the LB Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(3) At December 31, 2001, the Acquisition Mortgage Loan V and the Acquisition Mortgage Loan VI are net of unamortized premiums of $180 and $41, respectively. At December 31, 2000, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan VI and the Acquisition Mortgage Loan VII are net of unamortized premiums of $219, $49 and $35, respectively.
(4) At December 31, 2001, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Notes are net of unamortized discounts of $28, $437, $153, $123, $209 and $559, respectively. At December 31, 2000, the 2007
    Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Drs. are net of unamortized discounts of $34, $483, $162, $128, $217 and $195, respectively
(5) The 2011 PATS are redeemable at the option of the holder thereof, on May 15, 2004.
(6) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002.
(7) The Company paid off and retired the 2011 Drs. on April 5, 2001, the Acquisition Mortgage Loan I on May 31, 2001, the Acquisition Mortgage Loan II on June 27, 2001 and the Acquisition Mortgage Loan VII on December 3, 2001.
(8) Interest rate includes the impact of fixing $50,000 of borrowings under the 2000 Unsecured Acquisition Facility via the Interest Rate Swap Agreements.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE, CONTINUED


Fair Value

         At December 31, 2001 and 2000, the fair value of the Company's mortgage loans payable, senior unsecured debt, acquisition facility payable and Put Option, as well as the fair value of the Company's Call Option at December 31, 2000 were as follows:

                                                        December 31, 2001         December 31, 2000
                                                     -----------------------   -----------------------
                                                      Carrying       Fair       Carrying       Fair
                                                       Amount       Value        Amount       Value
                                                     ----------   ----------   ----------   ----------
Mortgage Loans Payable ..........................    $   87,459   $   91,280   $  102,575   $  104,088
Senior Unsecured Debt ...........................     1,048,491    1,041,955      948,781      918,865
Acquisition Facility Payable (Variable Rate).....       132,500      132,500      170,000      170,000
Acquisition Facility Payable (Fixed Rate)........        50,000       50,231          ---          ---
Put Option and Call Option (2000 Only) ..........           604        6,290        1,089       12,150
                                                     ----------   ----------   ----------   ----------
Total ...........................................    $1,319,054   $1,322,256   $1,222,445   $1,205,103
                                                     ==========   ==========   ==========   ==========


         The fair value of the Company's mortgage loans payable, the fixed rate portion of the acquisition facility, Put Option and Call Option were determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of the variable rate portion of the acquisition facility payable was not materially different than its carrying value due to the variable interest rate nature of the loan. The fair value of the senior unsecured debt was determined by quoted market prices.

Other Comprehensive Income

         In conjunction with the prior issuances of senior unsecured debt, the Company entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the "Interest Rate Protection Agreements"). For Interest Rate Protection Agreements settled prior to 2001, the Company derecognized the unamortized settlement amounts and recorded a cumulative transition adjustment in other comprehensive income in the amount of $14,920 on January 1, 2001. For Interest Rate Protection Agreements settled after December 31, 2000, the Company recognized the settlement amounts as other comprehensive income. In the next 12 months, the Company will amortize approximately $227 of the Interest Rate Protection Agreements into net income as an increase to interest expense.

         The following is a roll forward of the accumulated other comprehensive loss balance relating to the Company's derivative transactions:

                Balance at December 31, 2000................................................         $     ---
                     Cumulative Transition Adjustment.......................................           (14,920)
                     Settlement of Interest Rate Protection Agreements......................              (191)
                     Mark-to-Market of Interest Rate Protection Agreements..................              (231)
                     Write-off of Unamortized Interest Rate Protection Agreement Due to
                                The Early Retirement of Debt................................             2,156
                     Amortization of Interest Rate Protection Agreements....................               805
                                                                                                     -----------
                Balance at December 31, 2001................................................         $ (12,381)
                                                                                                     ===========

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITIES PAYABLE, CONTINUED


         The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                                                    Amount
                                                ----------------
                      2002                          $     2,202
                      2003                              221,348
                      2004                                1,418
                      2005                               51,548
                      2006                              156,510
                      Thereafter                        886,007
                                                ----------------
                      Total                        $  1,319,033
                                                ================

         The maturity date of the LB Loan II is based on a contingent event. As a result, the LB Loan II is not included in the preceding table.

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

         On May 14, 1997, the Company issued 4,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 8 3/4%, $.01 par value, Series B Cumulative Preferred Stock (the "Series B Preferred Stock"), at an initial offering price of $25 per Depositary Share. Dividends on the Series B Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series B Preferred Stock ranks senior to payments on the Company's Common Stock and pari passu with the Company's Series C Preferred Stock (hereinafter defined), Series D Preferred Stock (hereinafter defined) and Series E Preferred Stock (hereinafter defined). The Series B Preferred Stock is not redeemable prior to May 14, 2002. On or after May 14, 2002, the Series B Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $100,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series B Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

         On June 6, 1997, the Company issued 2,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the "Series C Preferred Stock"), at an initial offering price of $25 per Depositary Share. Dividends on the Series C Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series C Preferred Stock ranks senior to payments on the Company's Common Stock and pari passu with the Company's Series B Preferred Stock, Series D Preferred Stock (hereinafter defined) and Series E Preferred Stock (hereinafter defined).

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

6.   STOCKHOLDERS' EQUITY, CONTINUED

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

         On February 4, 1998, the Company issued 5,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the "Series D Preferred Stock"), at an initial offering price of $25 per Depositary Share. Dividends on the Series D Preferred Stock represented by the Depositary Shares are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the dividends and amounts upon liquidation, dissolution or winding up, the Series D Preferred Stock ranks senior to payments on the Company's Common Stock and pari passu with the Company's Series B Preferred Stock, Series C Preferred Stock and Series E Preferred Stock (hereinafter defined). The Series D Preferred Stock is not redeemable prior to February 4, 2003. On or after February 4, 2003, the Series D Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $125,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series D Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

         On March 18, 1998, the Company issued 3,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the "Series E Preferred Stock"), at an initial offering price of $25 per Depositary Share. Dividends on the Series E Preferred Stock represented by the Depositary Shares are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series E Preferred Stock ranks senior to payments on the Company's Common Stock and pari passu with the Company's Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. The Series E Preferred Stock is not redeemable prior to March 18, 2003. On or after March 18, 2003, the Series E Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $75,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series E Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

         The following table summarizes certain information regarding the Company's preferred stock:



                                                   Stated Value at
                                           -------------------------------
                                                                                Initial        Optional
                                            December 31,      December 31,      Dividend       Redemption
                                                2001              2000            Rate            Date
                                           -------------     -------------     ----------     ------------
        Series A Preferred Stock            $       ---  (1)  $    41,250        9.500%            (1)
        Series B Preferred Stock                100,000           100,000        8.750%          5/14/02
        Series C Preferred Stock                 50,000            50,000        8.625%          6/06/07
        Series D Preferred Stock                125,000           125,000        7.950%          2/04/03
        Series E Preferred Stock                 75,000            75,000        7.900%          3/18/03
                                           -------------     ------------

        Total                              $    350,000       $   391,250
                                           =============     ============


         (1) The Company redeemed the Series A Preferred Stock on April 9, 2001.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

6.   STOCKHOLDERS' EQUITY, CONTINUED

Non-Qualified Employee Stock Options

         For the year ended December 31, 2001 certain employees of the Company exercised 717,836 non-qualified employee stock options. Gross proceeds to the Company were approximately $18,512.

         For the year ended December 31, 2000 certain employees of the Company exercised 518,550 non-qualified employee stock options. Gross proceeds to the Company were approximately $12,478.

         For the year ended December 31, 1999 certain employees of the Company exercised 33,000 non-qualified employee stock options. Gross proceeds to the Company were approximately $732.

Treasury Stock:

         In March 2000, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common stock. The Company may make purchases from time to time, if price levels warrant, in the open market or in privately negotiated transactions. During the year ended December 31, 2001, the Company repurchased 1,003,300 shares of its common stock at a weighted average price of approximately $28.30 per share. During the year ended December 31, 2000, the Company repurchased 394,300 shares of its common stock at a weighted average price of approximately $29.67 per share.

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

Dividends/Distributions

         The following table summarizes dividends/distributions for the past two years:

                                                            Year Ended 2001                      Year Ended 2000
                                                 --------------------------------     ------------------------------------
                                                    Dividend/                           Dividend/
                                                  Distribution                        Distribution
                                                   per Share/     Total Dividend/      per Share/        Total Dividend/
                                                      Unit         Distribution           Unit             Distribution
                                                 --------------   ---------------    -------------       ---------------
 Common Stock/Operating Partnership Units          $   2.65250      $  123,118        $   2.51750            $  115,747
 Series A Preferred Stock                          $    .65247      $    1,077        $   2.37500            $    3,920
 Series B Preferred Stock                          $ 218.75000      $    8,752        $ 218.75000            $    8,752
 Series C Preferred Stock                          $ 215.62400      $    4,312        $ 215.62400            $    4,312
 Series D Preferred Stock                          $ 198.74800      $    9,936        $ 198.74800            $    9,936
 Series E Preferred Stock                          $ 197.50000      $    5,920        $ 197.50000            $    5,920

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

7.   ACQUISITION AND DEVELOPMENT OF REAL ESTATE

         In 2001, the Company acquired 79 in-service industrial properties comprising, in the aggregate, approximately 4.4 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $227,514. Two of the 79 industrial properties acquired, comprising approximately ..1 million square feet (unaudited) of GLA, were acquired from the September 1998 Joint Venture for an aggregate purchase price of approximately $5,845. The Company also completed the development of seven properties comprising approximately 1.1 million square feet (unaudited) of GLA at a cost of approximately $47,991.

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

8.  SALES OF REAL ESTATE AND REAL ESTATE HELD FOR SALE

         In 2001, the Company sold 132 industrial properties and several land parcels. The aggregate gross sales price of these sales totaled approximately $386,939. The Company also recognized gains in 2001 on prior period sales where the gains were previously deferred. The gain on sales totaled approximately $64,347.

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

         The Company plans on exiting the markets of Cleveland, Columbus, Dayton, Des Moines, Grand Rapids and Long Island and continually engages in identifying and evaluating its other real estate markets for potential sales candidates. However, due to the slow down in the economy and, as a result, the impact the economy has had on the real estate market, the Company has decided not to actively market its properties in the exit markets of Cleveland, Columbus, Dayton and Grand Rapids. The Company believes it would be able to obtain higher net sales proceeds at a later point in time. The Company plans on exiting the Cleveland, Columbus, Dayton and Grand Rapids markets when market values reflect what the Company believes is the appropriate value of such properties. In the fourth quarter of 2001, the Company reclassified these properties from held for sale to held for use. As these properties are no longer considered held for sale, the Company recaptured all past depreciation expense not recognized since June 30, 2000 (the date the Company considered these properties held for sale) in the amount of $6,201.


         At December 31, 2001, the Company had 13 industrial properties comprising approximately 1.2 million square feet of GLA held for sale. Net carrying value of the industrial properties held for sale at December 31, 2001 is approximately $30,750. There can be no assurance that such properties held for sale will be sold.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

8.  SALES OF REAL ESTATE AND REAL ESTATE HELD FOR SALE, CONTINUED


         The following table discloses certain information regarding the 13 industrial properties held for sale by the Company.

                                                                      YEAR ENDED
                                                   --------------------------------------------
                                                       2001           2000           1999
                                                   -------------  -------------  --------------
                 Total Revenues                    $     5,153    $     5,800    $     5,885
                 Operating Expenses                     (2,320)        (2,265)        (2,427)
                 Depreciation and Amortization            (149)          (583)          (913)
                                                   -------------  -------------  --------------
                 Income from Operations            $     2,684    $     2,952    $     2,545
                                                   =============  =============  ==============


         In connection with the Company's periodic review of the carrying values of its properties and due to the continuing softness of the economy in certain of its markets and indications of current market values for comparable properties, the Company determined in the fourth quarter of 2001 that an impairment valuation in the amount of approximately $9,500 should be recorded for certain properties in the Columbus, Ohio, Des Moines, Iowa and Indianapolis, Indiana markets.

         In the fourth quarter of 2000, the Company recognized a valuation provision on real estate of approximately $2,900 relating to properties located in Grand Rapids, Michigan. The fair value was determined by a quoted market price less transaction costs.

9.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

         Supplemental disclosure of cash flow information:


                                                                   Year Ended                 Year Ended             Year Ended
                                                               December 31, 2001          December 31, 2000     December 31, 1999
                                                              -------------------        -------------------   -------------------
     Interest paid, net of  capitalized interest......            $     80,577               $     83,213         $     79,866
                                                              ===================        ===================   ===================
     Interest capitalized.............................            $      9,950               $      5,203         $      5,568
                                                              ===================        ===================   ===================



Supplemental schedule of noncash investing and
  financing activities:
     Distribution payable on common Stock/units.......            $     31,196               $     30,281         $     28,164
                                                              ===================        ===================   ===================
     Distribution payable on preferred Stock..........            $        ---               $      8,211         $        ---
                                                              ===================        ===================   ===================

Exchange of units for common shares:
     Minority interest................................            $     (7,797)              $     (5,706)        $     (2,618)
     Common stock.....................................                       3                          2                    2
     Additional paid in capital.......................                   7,794                      5,704                2,616
                                                              -------------------        -------------------   -------------------
                                                                  $        ---               $        ---         $        ---
                                                              ===================        ===================   ===================

In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:

     Purchase of real estate..........................           $    227,514                $    323,529         $     75,226
     Operating partnership units......................                 (1,491)                     (3,474)              (4,274)
     Accounts payable and
         Accrued expenses.............................                 (2,153)                     (3,869)                (342)
                                                              -------------------        -------------------   -------------------
     Acquisition of real estate.......................           $    223,870                $    316,186         $     70,610
                                                              ===================        ===================   ===================


In conjunction with certain property sales, the Company provided seller financing on behalf of certain buyers:

     Notes Receivable.................................           $     12,460                $      7,749         $     17,620
                                                              ===================        ===================   ===================

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


10.   EARNINGS PER SHARE ("EPS")

         The computation of basic and diluted EPS is presented below.



                                                            Year Ended       Year Ended     Year Ended
                                                           December 31,     December 31,   December 31,
                                                               2001            2000           1999
                                                           ------------    -------------   ------------
Numerator:

  Net Income Before Extraordinary Loss .................   $    132,673    $      117,864    $    124,748
     Less: Preferred Stock Dividends ...................        (30,001)          (32,844)        (32,844)
     Less: Minority Interest Allocable to
       Extraordinary Loss ..............................         (1,597)               --              --
                                                           ------------    --------------    ------------
  Net Income Available to Common Stockholders Before
     Extraordinary Loss, Net of Minority Interest
      For Basic and Diluted EPS.........................        101,075            85,020          91,904

  Extraordinary Loss, Net of Minority Interest .........         (8,712)             --              --
                                                           ------------    --------------    ------------

  Net Income Available to Common Stockholders
      For Basic and Diluted EPS ........................   $     92,363    $       85,020    $     91,904
                                                           ============    ==============    ============

Denominator:

  Weighted Average Common Shares - Basic ...............     39,273,724        38,660,516      38,042,214

  Effect of Dilutive Securities:
     Employee and Director Common Stock Options ........        278,527           256,069         101,801
                                                           ------------    --------------    ------------

  Weighted Average Common Shares - Diluted .............     39,552,251        38,916,585      38,144,015
                                                           ============    ==============    ============

Basic EPS:

  Net Income Available to Common Stockholders Before
      Extraordinary Loss, net of Minority Interest .....   $       2.57    $         2.20    $       2.42
                                                           ============    ==============    ============


  Extraordinary Loss, net of Minority Interest .........   $       (.22)   $         --      $       --
                                                           ============    ==============    ============

  Net Income Available to Common Stockholders ..........   $       2.35    $         2.20    $       2.42
                                                           ============    ==============    ============

Diluted EPS:

  Net Income Available to Common Stockholders Before
   Extraordinary Loss, net of Minority Interest ........   $       2.56    $         2.18    $       2.41
                                                           ============    ==============    ============


   Extraordinary Loss, net of Minority Interest ........   $       (.22)   $         --      $       --
                                                           ============    ==============    ============

  Net Income Available to Common Stockholders ..........   $       2.34    $         2.18    $       2.41
                                                           ============    ==============    ============

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


11.  FUTURE RENTAL REVENUES

         The Company's properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 2001 are approximately as follows:

                     2002                     $  246,374
                     2003                        195,466
                     2004                        145,848
                     2005                         98,503
                     2006                         64,283
                     Thereafter                  110,053
                                           --------------
                           Total              $  860,527
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

         The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards, (iv) performance share awards and (v) dividend equivalent rights. The exercise price of the stock options is determined by the Compensation Committee. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Company. As of December 31, 2001, stock options covering 2.9 million shares were outstanding and stock options covering 2.9 million shares were available under the Stock Incentive Plans. The outstanding stock options generally vest over one to three year periods and have lives of ten years. Stock option transactions are summarized as follows:

                                                                             Weighted Average
                                                                            Exercise Price per              Exercise Price
                                                              Shares              Share                      per Share
                                                          ------------    ------------------------      -------------------
  Outstanding at December 31, 1998...................       4,997,000             $32.70                   $18.25-$35.81
     Granted.........................................       1,041,567             $25.35                   $25.13-$27.69
     Exercised or Converted..........................         (68,000)            $22.79                   $20.25-$25.13
     Expired or Terminated...........................      (3,194,300)            $35.31                   $22.75-$35.81
                                                          ------------

Outstanding at December 31, 1999.....................       2,776,267             $27.04                  $18.25-$31.125
     Granted.........................................         937,250             $27.34                  $27.125-$30.00
     Exercised or Converted..........................        (605,550)            $24.58                  $18.25-$31.125
     Expired or Terminated...........................         (84,500)            $28.63                 $25.125-$31.125
                                                          ------------

Outstanding at December 31, 2000.....................       3,023,467             $27.61                  $18.25-$31.125
     Granted.........................................       1,030,900             $32.98                  $31.05-$33.125
     Exercised.......................................        (717,836)            $25.99                  $20.25-$31.125
     Expired or Terminated...........................        (387,086)            $30.13                 $21.125-$33.125
                                                          ------------

Outstanding at December 31, 2001.....................       2,949,445             $29.55                  $18.25-$33.125
                                                          ============

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

12.   EMPLOYEE BENEFIT PLANS, CONTINUED


         The following table summarizes currently outstanding and exercisable options as of December 31, 2001:

                                               Options Outstanding                           Options Exercisable
                               ----------------------------------------------------    --------------------------------
                                                       Weighted
                                                        Average          Weighted                              Weighted
                                  Number               Remaining          Average           Number              Average
Range of Exercise Price         Outstanding        Contractual Life   Exercise Price      Exercisable        Exercise Price
---------------------------    --------------      ----------------   ---------------    --------------     -------------
$18.25-$27.25                      1,103,195              7.5            $25.79             691,215             24.92
$27.69-$33.13                      1,846,250              7.7            $31.79             868,050             30.62

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

                                                                                                For the Year Ended
                                                                                    -------------------------------------
                                                                                       2001          2000          1999
                                                                                    ---------     ----------    ----------
     Net Income Available to Common Stockholders- as reported....................    $ 92,363      $ 85,020      $ 91,904
     Net Income Available to Common Stockholders- pro forma......................    $ 91,577      $ 84,075      $ 90,036
     Net Income Available to Common Stockholders per Share- as reported-Basic....    $   2.35      $   2.20      $   2.42
     Net Income Available to Common Stockholders per Share- pro forma- Basic.....    $   2.33      $   2.17      $   2.37
     Net Income Available to Common Stockholders per Share- as reported-Diluted..    $   2.34      $   2.18      $   2.41
     Net Income Available to Common Stockholders per Share- pro forma-Diluted....    $   2.32      $   2.16      $   2.36

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
       Expected dividend yield...................................................        8.22%         8.33%         8.88%
       Expected stock price volatility...........................................       20.75%        20.30%        20.55%
       Risk-free interest rate...................................................        4.91%         6.18%         5.30%
       Expected life of options...................................................       3.03          3.05          2.73

        The weighted average fair value of options granted during 2001, 2000 and 1999 is $2.49, $ 2.91 and $1.79 per option, respectively.

         In September 1994, the Board of Directors approved and the Company adopted a 401(k)/Profit Sharing Plan. Under the Company's 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. The Company may make, but is not required to make, matching contributions. For the years ended December 31, 2001, 2000 and 1999, the Company made matching contributions of approximately $220, $211 and $208, respectively. In March 1996, the Board of Directors approved and the Company adopted a Deferred Income Plan (the "Plan"). At December 31, 2001, 885,436 units were outstanding.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

12.   EMPLOYEE BENEFIT PLANS, CONTINUED

         During 2001, the Company awarded 94,450 shares of restricted Common Stock to certain employees and 3,699 shares of restricted Common Stock to certain Directors. These restricted shares of Common Stock had a fair value of approximately $3,133 on the date of grant. The restricted Common Stock vests over a period from three to ten years. Compensation expense will be charged to earnings over the vesting period.

         During 2000, the Company awarded 355,139 shares of restricted Common Stock to certain employees and 3,663 shares of restricted Common Stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 14,903 shares of restricted Common Stock. These restricted shares of Common Stock had a fair value of approximately $9,689 on the date of grant. The restricted Common Stock vests over a period from three to ten years. Compensation expense will be charged to earnings over the vesting period.

         During 1999, the Company awarded 72,300 shares of restricted Common Stock to certain employees and 3,504 shares of restricted Common Stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 5,224 shares of restricted Common Stock. These restricted shares of Common Stock had a fair value of approximately $2,121 on the date of grant. The restricted Common Stock vests over a period from five to ten years. Compensation expense will be charged to earnings over the vesting period.

13.   RELATED PARTY TRANSACTIONS

         The Company periodically engages in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of one of the Company's officers/Directors is an employee of CB Richard Ellis, Inc. For the years ended December 31, 2001, 2000 and 1999, this relative received brokerage commissions in the amount of $17, $60 and $18 respectively, from the Company.

         The Company periodically utilizes consulting services from the private consulting firm of one of the Company's Directors. For the year ended December 31, 2001, no fees were paid to this entity. For the years ended December 31, 2000 and 1999 the Company has paid approximately $5 and $15 of fees, respectively, to this entity.

         In January and February 2001, First Industrial Development Services, Inc. ("FRDS") purchased all of the voting and non-voting shares (a total of 25,790 shares) of FRDS held by certain executive officers of the Company for approximately $1.3 million, in connection with FRDS' election to become a wholly owned taxable REIT subsidiary of the Company. At the time of the transaction, these executive officers had equity interests in FRDS totaling 2.76%. The conversion of FRDS to a wholly-owned taxable REIT subsidiary of the Company will not have a material impact on the financial position or results of operations of the Company.

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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

13.   RELATED PARTY TRANSACTIONS, CONTINUED

         On November 19, 1998, the Company sold two industrial properties to two limited partnerships, Roosevelt Glen Corporate Center ("Roosevelt") and Hartford Center Investment Company ("Hartford"), for a total consideration of approximately $8,341. An entity in which one of the shareholders is the Chairman of the Board of Directors, ("TSIC") has a 11.638% general partner interest in Roosevelt. TSIC has a 12.39% general partner interest in Hartford. On December 4, 1998, the Company sold one industrial property to Eastgate Shopping Center Investment Co. ("Eastgate"), a limited partnership, for total consideration of approximately $2,521. TSIC has a 12.972% general partner interest in Eastgate. In each case, the purchaser had the option of selling the properties back to the Company and the Company had the option of buying the properties back from the purchaser for a stipulated period of time. In January 2000, the purchasers exercised their options to sell the properties back to the Company. Due to the existence and exercise of the options mentioned above, the sale was not recognized.

14.    COMMITMENTS AND CONTINGENCIES

         In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.

         Twenty-seven properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times at appraised fair market value or at a fixed purchase price generally in excess of the Company's depreciated cost of the asset. The Company has no notice of any exercise of any tenant purchase option.

         The Company has committed to the construction of 45 industrial properties totaling approximately 5.1 million square feet (unaudited) of GLA. The estimated total construction costs are approximately $232.6 million (unaudited). Of this amount, approximately $56.9 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Company's 2000 Unsecured Acquisition Facility. The Company expects to place in service all of the development projects during the next twelve months. There can be no assurance that the Company will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

         At December 31, 2001, the Company had nine letters of credit outstanding in the aggregate amount of $2,173. These letters of credit expire between March 2002 and January 2004.

15.    SUBSEQUENT EVENTS (UNAUDITED)

         In January 2002, the Company entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement has a notional value of $50,000, fixed the ten year treasury rate at 5.083% and settles on May 16, 2002.

         In January 2002, the Company entered into an interest rate swap agreement which fixed the interest rate on a portion of the Company's outstanding borrowings on its 2000 Unsecured Acquisition Facility. The Company designated this transaction as a cash flow hedge. This interest rate swap agreement has a notional value of $25,000, is effective from February 4, 2002 through February 4, 2003 and fixed the LIBOR rate at 2.4975%.

         On January 22, 2002, the Company and the Operating Partnership paid a fourth quarter 2001 distribution of $.68 per common share/unit, totaling approximately $31,196.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

15.    SUBSEQUENT EVENTS (UNAUDITED), CONTINUED

         In February 2002, the Company entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement has a notional value of $50,000, fixed the ten year treasury rate at 4.999% and settles on May 16, 2002.

         On March 8, 2002, the Company declared a first quarter 2002 distribution of $.68 per common share/unit on its common stock/units which is payable on April 22, 2002. The Company also declared first quarter 2002 dividends of $54.688 per share ($.54688 per Depositary share), $53.906 per share ($.53906 per Depositary share), $49.687 per share ($.49687 per Depositary share) and $49.375 per share ($.49375 per Depositary share) on its Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, respectively, totaling, in the aggregate, approximately $7,231, which are payable on April 1, 2002.

         From January 1, 2002 to March 1, 2002, the Company awarded 965 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $30 on the date of grant. The restricted common stock vests over ten years. Compensation expense will be charged to earnings over the respective vesting period.

         From January 1, 2002 to March 1, 2002, the Company issued 870,600 non-qualified employee stock options to certain officers, Directors and employees of the Company. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $30.53 per share and expire ten years from the date of grant.

         From January 1, 2002 to March 1, 2002, the Company acquired 16 industrial properties for a total estimated investment of approximately $41,453. The Company also sold four industrial properties for approximately $7,217 of gross proceeds.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



16.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                             YEAR ENDED DECEMBER 31, 2001
                                                                    ----------------------------------------------
                                                                      FIRST      SECOND      THIRD       FOURTH
                                                                     QUARTER     QUARTER    QUARTER      QUARTER
                                                                    --------    --------    --------    ----------
      Total Revenues ............................................   $ 99,413    $ 97,465    $   93,651   $ 93,948
      Equity In Income (Loss) of Joint Ventures .................        186         250           315     (1,542)
      Income Allocated to Minority Interest .....................     (5,034)     (3,790)       (5,778)    (2,113)
      Income from Operations ....................................     21,323      22,796        20,676      3,531
      Gain on Sale of Real Estate ...............................     13,876      15,822        18,808     15,841
      Income Before Extraordinary Loss ..........................     35,199      38,618        39,484     19,372
      Extraordinary Loss ........................................         --     (10,309)           --         --
                                                                    --------    --------    ----------   --------
      Net Income ................................................     35,199      28,309        39,484     19,372
      Preferred Stock Dividends .................................     (8,211)     (7,328)       (7,231)    (7,231)
                                                                    --------    --------    ----------   --------
      Net Income Available to Common Stockholders ...............   $ 26,988    $ 20,981    $   32,253   $ 12,141
                                                                    ========    ========    ==========   ========
         Net Income Available to Common Stockholders Before
         Extraordinary Loss per Weighted Average Common Share
          Outstanding:
                                      Basic .....................   $    .69    $    .75    $      .81   $    .31
                                                                    ========    ========    ==========   ========
                                      Diluted ...................   $    .69    $    .75    $      .81   $    .31
                                                                    ========    ========    ==========   ========
         Net Income Available to Common Stockholders per Weighted
         Average Common Share Outstanding:
                                      Basic .....................   $    .69    $    .53    $      .81   $    .31
                                                                    ========    ========    ==========   ========
                                      Diluted ...................   $    .69    $    .53    $      .81   $    .31
                                                                    ========    ========    ==========   ========

                                                                          YEAR ENDED DECEMBER 31, 2000
                                                              -------------------------------------------------
                                                                FIRST       SECOND        THIRD       FOURTH
                                                               QUARTER      QUARTER      QUARTER      QUARTER
                                                              ---------    ---------    ---------    ---------
Total Revenues ............................................   $  95,148    $  94,266    $  96,551    $ 100,103
Equity In Income of Joint Ventures ........................          31           88           70          382
Income Allocated to Minority Interest .....................      (3,799)      (4,310)      (4,041)      (4,245)
Income from Operations ....................................      22,465       20,567       24,623       20,913
Gain on Sale of Real Estate ...............................       5,874       10,057        6,280        7,085
Net Income ................................................      28,339       30,624       30,903       27,998
Preferred Stock Dividends .................................      (8,211)      (8,211)      (8,211)      (8,211)
                                                              ---------    ---------    ---------    ---------
Net Income Available to Common Stockholders ...............   $  20,128    $  22,413    $  22,692    $  19,787
                                                              =========    =========    =========    =========
   Net Income Available to Common Stockholders per Weighted
   Average Common Share Outstanding:
                                Basic .....................   $     .52    $     .58    $     .58    $     .51
                                                              =========    =========    =========    =========
                                Diluted ...................   $     .52    $     .58    $     .58    $     .51
                                                              =========    =========    =========    =========

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of First Industrial Realty Trust, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 4, 2002 of First Industrial Realty Trust, Inc. and its subsidiaries which report and consolidated financial statements are included in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.








PricewaterhouseCoopers LLP
Chicago, Illinois
February 4, 2002

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                                  SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)


                                                                                            COSTS
                                                                                         CAPITALIZED
                                                                                        SUBSEQUENT TO
                                                                          (b)           ACQUISITION OR
                                                                     INITIAL COST         COMPLETION
                                      LOCATION          (a)      ---------------------  AND VALUATION
BUILDING ADDRESS                    (CITY/STATE)   ENCUMBRANCES  LAND       BUILDINGS     PROVISION
----------------                    ------------   ------------  -----     -----------  -------------
Atlanta
4250 River Green Parkway             Duluth, GA         (c)   $      264  $       1,522  $     81
3400 Corporate Parkway               Duluth, GA         (c)          281          1,621       367
3450 Corporate Parkway               Duluth, GA         (c)          506          2,904       206
3500 Corporate Parkway               Duluth, GA         (c)          260          1,500        99
3425 Corporate Parkway               Duluth, GA         (c)          385          2,212       287
1650 GA Highway 155                 Atlanta, GA                      788          4,544       340
14101 Industrial Park Boulevard     Atlanta, GA                      285          1,658       535
801-804 Blacklawn Road              Atlanta, GA                      361          2,095       301
1665 Dogwood Drive                  Atlanta, GA                      635          3,662       229
1715 Dogwood Drive                  Atlanta, GA                      288          1,675       239
11235 Harland Drive                 Atlanta, GA                      125            739        65
4050 Southmeadow Parkway            Atlanta, GA                      401          2,813       181
4071 Southmeadow Parkway            Atlanta, GA                      750          4,460       852
1875 Rockdale Industrial Blvd.      Atlanta, GA                      386          2,264       298
3312 N. Berkeley Lake Road           Duluth, GA                    2,937         16,644     1,779
370 Great Southwest Parkway (j)     Atlanta, GA                      527          2,984       548
955 Cobb Place                      Kennesaw, GA                     780          4,420       230
7000 Highland Parkway                Smyrna, GA                      761          4,213       150
2084 Lake Industrial Court          Conyers, GA                      662              -     4,739
2039 Monier Blvd                 Lithia Springs, GA                  651          2,770         2
1005 Sigman Road                    Conyers, GA                      566          3,134       116
2050 East Park Drive                Conyers, GA                      452          2,504       183
1003 Sigman Road                    Conyers, GA                      499          2,761       126
201 Greenwood                      McDonough, GA                   2,066            304    18,954
220 Greenwood                      McDonough, GA                   2,015              -     7,115
1255 Oakbrook Drive                 Norcross, GA                     195          1,107        13
1256 Oakbrook Drive                 Norcross, GA                     336          1,907        18
1265 Oakbrook Drive                 Norcross, GA                     307          1,742        18
1266 Oakbrook Drive                 Norcross, GA                     234          1,326        12
1275 Oakbrook Drive                 Norcross, GA                     400          2,269        30
1280 Oakbrook Drive                 Norcross, GA                     281          1,592        15
1300 Oakbrook Drive                 Norcross, GA                     420          2,381        29
1325 Oakbrook Drive                 Norcross, GA                     332          1,879        17
1351 Oakbrook Drive                 Norcross, GA                     370          2,099        26
1346 Oakbrook Drive                 Norcross, GA                     740          4,192        34
1412 Oakbrook Drive                 Norcross, GA                     313          1,776        20

BALTIMORE
3431 Benson                        Baltimore, MD                     553          3,062       112
1801 Portal                        Baltimore, MD                     251          1,387       168
1811 Portal                        Baltimore, MD                     327          1,811       338
1831 Portal                        Baltimore, MD                     268          1,486       453
1821 Portal                        Baltimore, MD                     430          2,380     1,479
1820 Portal                        Baltimore, MD        (g)          884          4,891       455
6615 Tributary                     Baltimore, MD                     420          2,327       124
7340 Executive                     Frederick, MD                     936          5,182       209
4845 Governers Way                 Frederick, MD                     810          4,487       145
8900 Yellow Brick Road             Baltimore, MD                     447          2,473       368
7476 New Ridge                      Hanover, MD                      394          2,182       159
1328 Charwood Road                  Hanover, MD                      717          3,968       881
8779 Greenwood Place                 Savage, MD                      704          3,896       168
1350 Blair Drive                    Odenton, MD                      301          1,706        80
1360 Blair Drive                    Odenton, MD                      321          1,820        83
1370 Blair Drive                    Odenton, MD                      381          2,161       118
9020 Mendenhall Court               Columbia, MD                     530          3,000        43

CENTRAL PENNSYLVANIA
1214-B+B102 Freedom Road        Cranberry Township, PA                31            994       617
401 Russell Drive                  Middletown, PA                    262            857     1,572
2700 Commerce Drive                Harrisburg, PA                    196            997       670
2701 Commerce Drive                Harrisburg, PA                    141            859     1,172
2780 Commerce Drive                Harrisburg, PA                    113            743     1,054
7125 Grayson Road                  Harrisburg, PA                  1,514          8,779        42
7253 Grayson Road                  Harrisburg, PA                    894          5,168       221
5020 Louise Drive                Mechanicsburg, PA                   707              -     2,788
7195 Grayson                       Harrisburg, PA                    478          2,771        80

                                             GROSS AMOUNT CARRIED
                                          AT CLOSE OF PERIOD 12/31/01
                                     -----------------------------------------        ACCUMULATED
                                                   BUILDING AND                       DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                     LAND          IMPROVEMENTS          TOTAL          12/31/01     RENOVATED   LIVES (YEARS)
----------------                     ----          -------------         -----        ------------  -----------  -------------
Atlanta
4250 River Green Parkway          $      264     $      1,603         $     1,867     $     333       1988          (q)
3400 Corporate Parkway                   281            1,988               2,269           503       1987          (q)
3450 Corporate Parkway                   506            3,110               3,616           610       1988          (q)
3500 Corporate Parkway                   260            1,599               1,859           336       1991          (q)
3425 Corporate Parkway                   385            2,499               2,884           550       1990          (q)
1650 GA Highway 155                      788            4,884               5,672         1,029       1991          (q)
14101 Industrial Park Boulevard          285            2,193               2,478           361       1984          (q)
801-804 Blacklawn Road                   361            2,396               2,757           581       1982          (q)
1665 Dogwood Drive                       635            3,891               4,526           720       1973          (q)
1715 Dogwood Drive                       288            1,914               2,202           419       1973          (q)
11235 Harland Drive                      125              804                 929           158       1988          (q)
4050 Southmeadow Parkway                 425            2,970               3,395           573       1991          (q)
4071 Southmeadow Parkway                 828            5,234               6,062         1,003       1991          (q)
1875 Rockdale Industrial Blvd.           387            2,561               2,948           441       1966          (q)
3312 N. Berkeley Lake Road             3,052           18,308              21,360         2,687       1969          (q)
370 Great Southwest Parkway (j)          546            3,513               4,059           605       1996          (q)
955 Cobb Place                           804            4,626               5,430           495       1991          (q)
7000 Highland Parkway                    696            4,428               5,124           460       1998          (q)
2084 Lake Industrial Court               804            4,597               5,401           143       1998          (q)
2039 Monier Blvd                         652            2,771               3,423            86       1999          (q)
1005 Sigman Road                         574            3,242               3,816           182       1986          (q)
2050 East Park Drive                     459            2,680               3,139           192       1998          (q)
1003 Sigman Road                         506            2,880               3,386           155       1996          (q)
201 Greenwood                          2,205           19,119              21,324           982       1999          (q)
220 Greenwood                              -            9,130               9,130            19       2000          (q)
1255 Oakbrook Drive                      197            1,118               1,315            12       1984          (q)
1256 Oakbrook Drive                      339            1,922               2,261            20       1984          (q)
1265 Oakbrook Drive                      309            1,758               2,067            18       1984          (q)
1266 Oakbrook Drive                      235            1,337               1,572            14       1984          (q)
1275 Oakbrook Drive                      403            2,296               2,699            24       1986          (q)
1280 Oakbrook Drive                      283            1,605               1,888            17       1986          (q)
1300 Oakbrook Drive                      423            2,407               2,830            25       1986          (q)
1325 Oakbrook Drive                      334            1,894               2,228            20       1986          (q)
1351 Oakbrook Drive                      373            2,122               2,495            22       1984          (q)
1346 Oakbrook Drive                      744            4,222               4,966            44       1985          (q)
1412 Oakbrook Drive                      315            1,794               2,109            19       1985          (q)

BALTIMORE
3431 Benson                              562            3,165               3,727           295       1988          (q)
1801 Portal                              271            1,535               1,806           146       1987          (q)
1811 Portal                              354            2,122               2,476           236       1987          (q)
1831 Portal                              290            1,917               2,207           212       1990          (q)
1821 Portal                              468            3,821               4,289           469       1986          (q)
1820 Portal                              899            5,331               6,230           485       1982          (q)
6615 Tributary                           432            2,439               2,871           231       1987          (q)
7340 Executive                           957            5,370               6,327           505       1988          (q)
4845 Governers Way                       824            4,618               5,442           431       1988          (q)
8900 Yellow Brick Road                   475            2,813               3,288           258       1982          (q)
7476 New Ridge                           401            2,334               2,735           220       1987          (q)
1328 Charwood Road                       715            4,851               5,566           421       1986          (q)
8779 Greenwood Place                     727            4,041               4,768           236       1978          (q)
1350 Blair Drive                         314            1,773               2,087            56       1991          (q)
1360 Blair Drive                         331            1,893               2,224            47       1991          (q)
1370 Blair Drive                         394            2,266               2,660            56       1991          (q)
9020 Mendenhall Court                    535            3,038               3,573            13       1981          (q)

CENTRAL PENNSYLVANIA
1214-B+B102 Freedom Road                 205            1,437               1,642           654       1982          (q)
401 Russell Drive                        287            2,404               2,691           950       1990          (q)
2700 Commerce Drive                      206            1,657               1,863           609       1990          (q)
2701 Commerce Drive                      164            2,008               2,172           613       1989          (q)
2780 Commerce Drive                      209            1,701               1,910           621       1989          (q)
7125 Grayson Road                      1,514            8,821              10,335         1,697       1991          (q)
7253 Grayson Road                        894            5,389               6,283         1,078       1990          (q)
5020 Louise Drive                        716            2,779               3,495           535       1995          (q)
7195 Grayson                             479            2,850               3,329           504       1994          (q)

                                                                                            COSTS
                                                                                         CAPITALIZED
                                                                                        SUBSEQUENT TO
                                                                          (b)           ACQUISITION OR
                                                                     INITIAL COST         COMPLETION
                                      LOCATION          (a)      ---------------------  AND VALUATION
BUILDING ADDRESS                    (CITY/STATE)   ENCUMBRANCES  LAND       BUILDINGS     PROVISION
----------------                    ------------   ------------  -----     -----------  -------------
400 First Street                   Middletown, PA                    280          1,839       877
401 First Street                   Middletown, PA                    819          5,381     2,631
500 Industrial Lane                Middletown, PA                    194          1,272       298
600 Hunter Lane                    Middletown, PA                    191              -     4,444
300 Hunter Lane                    Middletown, PA                    216              -     6,173
Fruehauf Building #6               Middletown, PA                      -              -     6,429
3380 Susquehanna Trail North          York, PA                       450          2,550       137
495 East Locust Lane                  York, PA                       810          4,590       237
350 Old Silver Spring Road       Mechanicsburg, PA                   510          2,890     4,315
4500 Westport Drive              Mechanicsburg, PA                   690          3,910       257
125 East Kensinger Drive        Cranberry Township, PA               585              -     3,600

CHICAGO
720-730 Landwehr Road              Northbrook, IL       (c)          521          2,982       311
3170-3190 MacArthur Boulevard      Northbrook, IL       (c)          370          2,126       284
20W201 101st Street                  Lemont, IL         (c)          967          5,554       786
280-296 Palatine Road               Wheeling, IL        (c)          305          1,735       624
2300 Hammond Drive                 Schaumburg, IL                    442          1,241     1,086
3600 West Pratt Avenue            Lincolnwood, IL                  1,050          5,767       972
6750 South Sayre Avenue           Bedford Park, IL                   224          1,309       364
585 Slawin Court                 Mount Prospect, IL                  611          3,505        10
2300 Windsor Court                  Addison, IL                      688          3,943       637
3505 Thayer Court                    Aurora, IL                      430          2,472        43
3600 Thayer Court                    Aurora, IL                      636          3,645       224
736-776 Industrial Drive            Elmhurst, IL                     349          1,994       933
480 East 14th St.               Chicago Heights, IL                  620          3,430       613
305-311 Era Drive                  Northbrook, IL                    200          1,154       147
4330 South Racine Avenue            Chicago, IL                      448          1,893       234
12241 Melrose Street             Franklin Park, IL                   332          1,931     1,085
3150-3160 MacArthur Boulevard      Northbrook, IL                    439          2,518       112
365 North Avenue                  Carol Stream, IL                 1,082          6,961        81
2942 MacArthur Boulevard           Northbrook, IL                    315          1,803       255
305-307 East North Avenue         Carol Stream, IL                   126              -     2,683
301 Alice                           Wheeling, IL                     218          1,236        95
410 W 169th Street               South Holland, IL                   462          2,618       276
11939 S Central Avenue               Alsip, IL                     1,208          6,843     1,415
405 East Shawmut                   La Grange, IL                     368          2,083        35
1010-50 Sesame Street             Bensenville, IL                    979          5,546       399
5555 West 70th Place              Bedford Park, IL                   146            829       289
3200-3250 South St. Louis (j)       Chicago, IL                      110            625       988
3110-3130 South St. Louis           Chicago, IL                      115            650        51
7301 South Hamlin                   Chicago, IL                      149            846       342
7401 South Pulaski                  Chicago, IL                      664          3,763     1,126
7501 S. Pulaski                     Chicago, IL                      360          2,038       975
385 Fenton Lane                   West Chicago, IL                   868          4,918       169
335 Crossroad Parkway             Bolingbrook, IL                  1,560          8,840       996
10435 Seymour Avenue             Franklin Park, IL                   181          1,024       623
905 Paramount                       Batavia, IL                      243          1,375       362
1005 Paramount                      Batavia, IL                      282          1,600       343
34-45 Lake Street                  Northlake, IL                     440          2,491       273
2120-24 Roberts                    Broadview, IL                     220          1,248       226
4309 South Morgan Street            Chicago, IL                      750          4,150       666
405-17 University Drive          Arlington Hgts, IL                  265          1,468       144
3575 Stern Avenue                 St. Charles, IL                    431          2,386        50
3810 Stern Avenue                 St. Charles, IL                    589          3,262        46
315 Kirk road                     St. Charles, IL                  1,404          7,774       104
550 Business Center Drive        Mount Prospect, IL                  266          1,473       106
700 Business Center Drive        Mount Prospect, IL                  270          1,492       121
555 Business Center Drive        Mount Prospect, IL                  241          1,336       114
800 Business Center Drive        Mount Prospect, IL                  631          3,493       234
580 Slawin Court                 Mount Prospect, IL                  233          1,292       140
1150 Feehanville Drive           Mount Prospect, IL                  260          1,437       103
851 Feehanville Drive            Mount Prospect, IL                  269          1,487        94
1200 Business Center Drive       Mount Prospect, IL                  765          4,237       378
1331 Business Center Drive       Mount Prospect, IL                  235          1,303       133
1601 Feehanville Drive           Mount Prospect, IL                  434          2,402       274
3627 Stern Avenue                 St. Charles, IL                    187          1,034        15
301-329 Airport Blvd              North Aurora, IL                   570          3,156       177
19W661 101st Street                  Lemont, IL                    1,200          6,643        58
19W751 101st Street                  Lemont, IL                      789          4,368        31
1661 Feehanville Drive           Mount Prospect, IL                  985          5,455       390

CINCINNATI
9900-9970 Princeton                Cincinnati, OH       (d)          545          3,088     1,144
2940 Highland Avenue               Cincinnati, OH       (d)        1,717          9,730     1,357
4700-4750 Creek Road               Cincinnati, OH       (d)        1,080          6,118       741
12072 Best Place                   Springboro, OH                    426              -     3,327
901 Pleasant Valley Drive          Springboro, OH                    304          1,721       301
4440 Mulhauser Road                Cincinnati, OH                  1,067             39     5,116
4434 Mulhauser Road                Cincinnati, OH                    444             16     4,347


                                          GROSS AMOUNT CARRIED
                                       AT CLOSE OF PERIOD 12/31/01
                                  -----------------------------------------    ACCUMULATED
                                                BUILDING AND                   DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                  LAND          IMPROVEMENTS          TOTAL      12/31/01     RENOVATED   LIVES (YEARS)
----------------                  ----          -------------         -----    ------------  -----------  -------------
400 First Street                    192            2,804               2,996           406    1963-1965        (q)
401 First Street                    563            8,268               8,831         1,169    1963-1965        (q)
500 Industrial Lane                 133            1,631               1,764           252    1963-1965        (q)
600 Hunter Lane                     191            4,444               4,635           515       (m)           (q)
300 Hunter Lane                     216            6,173               6,389           690       (m)           (q)
Fruehauf Building #6                  -            6,429               6,429           538       1998          (q)
3380 Susquehanna Trail North        467            2,670               3,137           322       1990          (q)
495 East Locust Lane                838            4,799               5,637           579       1993          (q)
350 Old Silver Spring Road          541            7,174               7,715           691       1968          (q)
4500 Westport Drive                 727            4,130               4,857           473       1996          (q)
125 East Kensinger Drive          1,344            2,841               4,185            53       2000          (q)

CHICAGO
720-730 Landwehr Road               521            3,293               3,814           563       1978          (q)
3170-3190 MacArthur Boulevard       370            2,410               2,780           526       1978          (q)
20W201 101st Street                 968            6,339               7,307         1,422       1988          (q)
280-296 Palatine Road               310            2,354               2,664           460       1978          (q)
2300 Hammond Drive                  445            2,324               2,769         1,709       1970          (q)
3600 West Pratt Avenue            1,050            6,739               7,789         1,250     1953/88         (q)
6750 South Sayre Avenue             224            1,673               1,897           280       1975          (q)
585 Slawin Court                    611            3,515               4,126           614       1992          (q)
2300 Windsor Court                  696            4,572               5,268         1,072       1986          (q)
3505 Thayer Court                   430            2,515               2,945           479       1989          (q)
3600 Thayer Court                   636            3,869               4,505           836       1989          (q)
736-776 Industrial Drive            349            2,927               3,276           705       1975          (q)
480 East 14th St.                   620            4,043               4,663           388       1958          (q)
305-311 Era Drive                   205            1,296               1,501           271       1978          (q)
4330 South Racine Avenue            468            2,107               2,575         1,487       1978          (q)
12241 Melrose Street                469            2,879               3,348           546       1969          (q)
3150-3160 MacArthur Boulevard       429            2,640               3,069           529       1978          (q)
365 North Avenue                  1,082            7,042               8,124         1,276       1969          (q)
2942 MacArthur Boulevard            311            2,062               2,373           506       1979          (q)
305-307 East North Avenue           128            2,681               2,809            57       1999          (q)
301 Alice                           225            1,324               1,549           194       1965          (q)
410 W 169th Street                  476            2,880               3,356           413       1974          (q)
11939 S Central Avenue            1,229            8,237               9,466           847       1972          (q)
405 East Shawmut                    369            2,117               2,486           247       1965          (q)
1010-50 Sesame Street             1,003            5,921               6,924           576       1976          (q)
5555 West 70th Place                157            1,107               1,264           101       1973          (q)
3200-3250 South St. Louis (j)       113            1,610               1,723           427       1968          (q)
3110-3130 South St. Louis           117              699                 816            78       1968          (q)
7301 South Hamlin                   151            1,186               1,337           109    1975/1986        (q)
7401 South Pulaski                  669            4,884               5,553           505    1975/1986        (q)
7501 S. Pulaski                     318            3,055               3,373           356    1975/1986        (q)
385 Fenton Lane                     884            5,071               5,955           503       1990          (q)
335 Crossroad Parkway             1,599            9,797              11,396         1,049       1996          (q)
10435 Seymour Avenue                190            1,638               1,828           180    1967/1974        (q)
905 Paramount                       252            1,728               1,980           165       1977          (q)
1005 Paramount                      293            1,932               2,225           189       1978          (q)
34-45 Lake Street                   455            2,749               3,204           265       1978          (q)
2120-24 Roberts                     229            1,465               1,694           160       1960          (q)
4309 South Morgan Street            784            4,782               5,566           435       1975          (q)
405-17 University Drive             267            1,610               1,877           145    1977/1978        (q)
3575 Stern Avenue                   436            2,431               2,867            65    1979/1984        (q)
3810 Stern Avenue                   596            3,301               3,897            89       1985          (q)
315 Kirk road                     1,420            7,862               9,282           213    1969/1995        (q)
550 Business Center Drive           282            1,563               1,845            42       1984          (q)
700 Business Center Drive           288            1,595               1,883            43       1980          (q)
555 Business Center Drive           252            1,439               1,691            38       1981          (q)
800 Business Center Drive           666            3,692               4,358            99    1988/1999        (q)
580 Slawin Court                    254            1,411               1,665            38       1985          (q)
1150 Feehanville Drive              273            1,527               1,800            41       1983          (q)
851 Feehanville Drive               283            1,567               1,850            42       1983          (q)
1200 Business Center Drive          814            4,566               5,380           126    1988/2000        (q)
1331 Business Center Drive          255            1,416               1,671            38       1985          (q)
1601 Feehanville Drive              468            2,642               3,110            70    1986/2000        (q)
3627 Stern Avenue                   189            1,047               1,236            28       1979          (q)
301-329 Airport Blvd                593            3,310               3,903            48       1997          (q)
19W661 101st Street               1,206            6,695               7,901            42       1988          (q)
19W751 101st Street                 794            4,394               5,188            27       1991          (q)
1661 Feehanville Drive            1,044            5,786               6,830           156       1986          (q)

CINCINNATI
9900-9970 Princeton                 566            4,211               4,777           666       1970          (q)
2940 Highland Avenue              1,772           11,032              12,804         1,692    1969/1974        (q)
4700-4750 Creek Road              1,109            6,830               7,939         1,057       1960          (q)
12072 Best Place                    443            3,310               3,753           490       1984          (q)
901 Pleasant Valley Drive           316            2,010               2,326           240       1984          (q)
4440 Mulhauser Road                 655            5,567               6,222           472       1999          (q)
4434 Mulhauser Road                 463            4,344               4,807           178       1999          (q)

                                                                                            COSTS
                                                                                         CAPITALIZED
                                                                                        SUBSEQUENT TO
                                                                          (b)           ACQUISITION OR
                                                                     INITIAL COST         COMPLETION
                                      LOCATION          (a)      ---------------------  AND VALUATION
BUILDING ADDRESS                    (CITY/STATE)   ENCUMBRANCES  LAND       BUILDINGS     PROVISION
----------------                    ------------   ------------  -----     -----------  -------------
9449 Glades Drive                   Hamilton, OH                     464              -     3,744

CLEVELAND
6675 Parkland Blvd                 Cleveland, OH                     548          3,103       173

COLUMBUS
3800 Lockbourne Industrial
  Parkway (u)                       Columbus, OH                   1,133          6,421        68
3880 Groveport Road (u)             Columbus, OH                   2,145         12,154      (920)
1819 North Walcutt Road (u)         Columbus, OH                     810          4,590      (901)
4300 Cemetery Road (u)              Hilliard, OH                   1,103          6,248    (1,685)
4115 Leap Road (j)                  Hilliard, OH                     758          4,297       164
3300 Lockbourne                     Columbus, OH                     708          3,920       253

DALLAS
1275-1281 Roundtable Drive           Dallas, TX                      148            839         4
2406-2416 Walnut Ridge               Dallas, TX                      178          1,006       135
12750 Perimiter Drive                Dallas, TX                      638          3,618       209
1324-1343 Roundtable Drive           Dallas, TX                      178          1,006       276
1405-1409 Avenue II East         Grand Prairie, TX                    93            530       125
2651-2677 Manana                     Dallas, TX                      266          1,510       331
2401-2419 Walnut Ridge               Dallas, TX                      148            839        46
4248-4252 Simonton               Farmers Ranch, TX                   888          5,032       389
900-906 Great Southwest Pkwy       Arlington, TX                     237          1,342       418
2179 Shiloh Road                    Garland, TX                      251          1,424        63
2159 Shiloh Road                    Garland, TX                      108            610        44
2701 Shiloh Road                    Garland, TX                      818          4,636       825
12784 Perimeter Drive (k)            Dallas, TX                      350          1,986       491
3000 West Commerce                   Dallas, TX                      456          2,584       504
3030 Hansboro                        Dallas, TX                      266          1,510       452
5222 Cockrell Hill                   Dallas, TX                      296          1,677       381
405-407 113th                      Arlington, TX                     181          1,026       101
816 111th Street                   Arlington, TX                     251          1,421        62
1017-25 Jacksboro Highway          Fort Worth, TX                     97            537       164
7341 Dogwwod Park                Richland Hills, TX                   79            435        51
7427 Dogwwod Park                Richland Hills, TX                   96            532        69
7348-54 Tower Street             Richland Hills, TX                   88            489        66
7370 Dogwwod Park                Richland Hills, TX                   91            503        61
7339-41 Tower Street             Richland Hills, TX                   98            541        57
7437-45 Tower Street             Richland Hills, TX                  102            563        58
7331-59 Airport Freeway          Richland Hills, TX                  354          1,958       193
7338-60 Dogwwod Park             Richland Hills, TX                  106            587        81
7450-70 Dogwwod Park             Richland Hills, TX                  106            584        90
7423-49 Airport Freeway          Richland Hills, TX                  293          1,621       406
7400 Whitehall Street            Richland Hills, TX                  109            603       113
1602-1654 Terre Colony               Dallas, TX                      458          2,596       123
3330 Duncanville Road                Dallas, TX                      197          1,114        17
2001 110th Street                Grand Prairie, TX                   287          1,624       334
6851-6909 Snowden Road             Fort Worth, TX                  1,025          5,810       228
2351-2355 Merritt Drive             Garland, TX                      101            574        10
10575 Vista Park                     Dallas, TX                      366          2,074        32
701-735 North Plano Road           Richardson, TX                    696          3,944        70
2259 Merritt Drive                  Garland, TX                       96            544        43
2260 Merritt Drive                  Garland, TX                      319          1,806        29
2220 Merritt Drive                  Garland, TX                      352          1,993        34
2010 Merritt Drive                  Garland, TX                      350          1,981       157
2363 Merritt Drive                  Garland, TX                       73            412         7
2447 Merritt Drive                  Garland, TX                       70            395         7
2465-2475 Merritt Drive             Garland, TX                       91            514         8
2485-2505 Merritt Drive             Garland, TX                      431          2,440        39
17919 Waterview Parkway              Dallas, TX                      833          4,718        92
2081 Hutton Drive - Bldg 1 (k)     Carrolton, TX                     448          2,540        92
2150 Hutton Drive                  Carrolton, TX                     192          1,089       102
2110 Hutton Drive                  Carrolton, TX                     374          2,117        54
2025 McKenzie Drive                Carrolton, TX                     437          2,478        31
2019 McKenzie Drive                Carrolton, TX                     502          2,843        35
1420 Valwood Parkway -
  Bldg 1 (j)                       Carrolton, TX                     460          2,608        61
1620 Valwood Parkway (k)           Carrolton, TX                   1,089          6,173       141
1505 Luna Road - Bldg II           Carrolton, TX                     167            948        11
1625 West Crosby Road              Carrolton, TX                     617          3,498       536
2029-2035 McKenzie Drive           Carrolton, TX                     330          1,870       144
1840 Hutton Drive (j)              Carrolton, TX                     811          4,597        53
1420 Valwood Pkwy - Bldg II        Carrolton, TX                     373          2,116        26
2015 McKenzie Drive                Carrolton, TX                     510          2,891        37
2105 McDaniel Drive                Carrolton, TX                     502          2,844        34
2009 McKenzie Drive                Carrolton, TX                     476          2,699        84
1505 Luna Road - Bldg I            Carrolton, TX                     521          2,953        55
1505 Luna Road - Bldg III          Carrolton, TX                     658          3,728       289
2104 Hutton Drive                  Carrolton, TX                     246          1,393        19

DAYTON


                                          GROSS AMOUNT CARRIED
                                       AT CLOSE OF PERIOD 12/31/01
                                  -----------------------------------------      ACCUMULATED
                                                BUILDING AND                     DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                  LAND          IMPROVEMENTS          TOTAL        12/31/01     RENOVATED   LIVES (YEARS)
----------------                  ----          -------------         -----      ------------  -----------  -------------
9449 Glades Drive                         1            4,207               4,208           167       1999          (q)

CLEVELAND
6675 Parkland Blvd                      571            3,253               3,824           427       1991          (q)

COLUMBUS
3800 Lockbourne Industrial
  Parkway (u)                         1,041            6,581               7,622         1,071       1986          (q)
3880 Groveport Road (u)               1,955           11,424              13,379         1,859       1986          (q)
1819 North Walcutt Road (u)             637            3,862               4,499           588       1973          (q)
4300 Cemetery Road (u)                  875            4,791               5,666           653       1968          (q)
4115 Leap Road (j)                      756            4,463               5,219           407       1977          (q)
3300 Lockbourne                         710            4,171               4,881           354       1964          (q)

DALLAS
1275-1281 Roundtable Drive              117              874                 991            92       1966          (q)
2406-2416 Walnut Ridge                  183            1,136               1,319           108       1978          (q)
12750 Perimiter Drive                   660            3,805               4,465           393       1979          (q)
1324-1343 Roundtable Drive              184            1,276               1,460           158       1972          (q)
1405-1409 Avenue II East                 98              650                 748            72       1969          (q)
2651-2677 Manana                        275            1,832               2,107           170       1966          (q)
2401-2419 Walnut Ridge                  153              880               1,033            89       1978          (q)
4248-4252 Simonton                      920            5,389               6,309           566       1973          (q)
900-906 Great Southwest Pkwy            270            1,727               1,997           151       1972          (q)
2179 Shiloh Road                        256            1,482               1,738           149       1982          (q)
2159 Shiloh Road                        110              652                 762            67       1982          (q)
2701 Shiloh Road                        923            5,356               6,279           555       1981          (q)
12784 Perimeter Drive (k)               396            2,431               2,827           242       1981          (q)
3000 West Commerce                      469            3,075               3,544           277       1980          (q)
3030 Hansboro                           276            1,952               2,228           209       1971          (q)
5222 Cockrell Hill                      306            2,048               2,354           185       1973          (q)
405-407 113th                           185            1,123               1,308           146       1969          (q)
816 111th Street                        258            1,476               1,734           154       1972          (q)
1017-25 Jacksboro Highway               103              695                 798            47       1970          (q)
7341 Dogwwod Park                        84              481                 565            37       1973          (q)
7427 Dogwwod Park                       102              595                 697            46       1973          (q)
7348-54 Tower Street                     94              549                 643            43       1978          (q)
7370 Dogwwod Park                        96              559                 655            43       1987          (q)
7339-41 Tower Street                    104              592                 696            47       1980          (q)
7437-45 Tower Street                    108              615                 723            48       1977          (q)
7331-59 Airport Freeway                 372            2,133               2,505           179       1987          (q)
7338-60 Dogwwod Park                    112              662                 774            60       1978          (q)
7450-70 Dogwwod Park                    112              668                 780            71       1985          (q)
7423-49 Airport Freeway                 308            2,012               2,320           169       1985          (q)
7400 Whitehall Street                   115              710                 825            68       1981          (q)
1602-1654 Terre Colony                  468            2,709               3,177           131       1987          (q)
3330 Duncanville Road                   199            1,129               1,328            35     1973/93         (q)
2001 110th Street                       290            1,955               2,245            52     1985/86         (q)
6851-6909 Snowden Road                1,038            6,025               7,063           218       1986          (q)
2351-2355 Merritt Drive                 103              582                 685            18       1988          (q)
10575 Vista Park                        371            2,101               2,472            66     1972/94         (q)
701-735 North Plano Road                705            4,005               4,710           125       1986          (q)
2259 Merritt Drive                       97              586                 683            27     1986/99         (q)
2260 Merritt Drive                      323            1,831               2,154            57    1986/2000        (q)
2220 Merritt Drive                      356            2,023               2,379            63       1986          (q)
2010 Merritt Drive                      354            2,134               2,488            79       1986          (q)
2363 Merritt Drive                       74              418                 492            13       1986          (q)
2447 Merritt Drive                       71              401                 472            13       1986          (q)
2465-2475 Merritt Drive                  92              521                 613            16       1986          (q)
2485-2505 Merritt Drive                 436            2,474               2,910            77       1987          (q)
17919 Waterview Parkway                 843            4,800               5,643           152       1986          (q)
2081 Hutton Drive - Bldg 1 (k)          453            2,627               3,080            67       1981          (q)
2150 Hutton Drive                       194            1,189               1,383            29       1980          (q)
2110 Hutton Drive                       377            2,168               2,545            54       1985          (q)
2025 McKenzie Drive                     442            2,504               2,946            63       1985          (q)
2019 McKenzie Drive                     507            2,873               3,380            72       1985          (q)
1420 Valwood Parkway -
  Bldg 1 (j)                            466            2,663               3,129            68       1986          (q)
1620 Valwood Parkway (k)              1,100            6,303               7,403           156       1986          (q)
1505 Luna Road - Bldg II                169              957               1,126            24       1988          (q)
1625 West Crosby Road                   631            4,020               4,651           133       1988          (q)
2029-2035 McKenzie Drive                333            2,011               2,344            45       1985          (q)
1840 Hutton Drive (j)                   819            4,642               5,461           106       1986          (q)
1420 Valwood Pkwy - Bldg II             377            2,138               2,515            49       1986          (q)
2015 McKenzie Drive                     516            2,922               3,438            67       1986          (q)
2105 McDaniel Drive                     507            2,873               3,380            60       1986          (q)
2009 McKenzie Drive                     481            2,778               3,259            69       1987          (q)
1505 Luna Road - Bldg I                 529            3,000               3,529            62       1988          (q)
1505 Luna Road - Bldg III               664            4,011               4,675            97       1988          (q)
2104 Hutton Drive                       249            1,409               1,658            35       1990          (q)

DAYTON


                                                                                            COSTS
                                                                                         CAPITALIZED
                                                                                        SUBSEQUENT TO
                                                                          (b)           ACQUISITION OR
                                                                     INITIAL COST         COMPLETION
                                      LOCATION          (a)      ---------------------  AND VALUATION
BUILDING ADDRESS                    (CITY/STATE)   ENCUMBRANCES  LAND       BUILDINGS     PROVISION
----------------                    ------------   ------------  -----     -----------  -------------
6094-6104 Executive Blvd             Dayton, OH                      181          1,025       136
6202-6220 Executive Blvd             Dayton, OH                      268          1,521       113
6268-6294 Executive Blvd             Dayton, OH                      255          1,444       174
5749-5753 Executive Blvd             Dayton, OH                       50            282        91
6230-6266 Executive Blvd             Dayton, OH                      271          1,534       364
2200-2224 Sandridge Road            Moriane, OH                      218          1,233        96
8119-8137 Uehling Lane               Dayton, OH                      103            572        43

DENVER
7100 North Broadway - 1              Denver, CO                      201          1,141       274
7100 North Broadway - 2              Denver, CO                      203          1,150       281
7100 North Broadway - 3              Denver, CO                      139            787        95
7100 North Broadway - 5              Denver, CO                      180          1,018       133
7100 North Broadway - 6              Denver, CO                      269          1,526       200
20100 East 32nd Avenue Parkway       Aurora, CO                      333          1,888       286
15700-15820 West 6th Avenue          Golden, Co                      333          1,887        94
15850-15884 West 6th Avenue          Golden, Co                      201          1,139        55
5454 Washington                      Denver, CO                      154            873        79
700 West 48th Street                 Denver, CO                      302          1,711       129
702 West 48th Street                 Denver, CO                      135            763       161
6425 North Washington                Denver, CO                      374          2,118       194
3370 North Peoria Street             Aurora, CO                      163            924       175
3390 North Peoria Street             Aurora, CO                      145            822        39
3508-3538 North Peoria Street        Aurora, CO                      260          1,472        72
3568 North Peoria Street             Aurora, CO                      222          1,260       109
4785 Elati                           Denver, CO                      173            981       104
4770 Fox Street                      Denver, CO                      132            750        50
1550 W. Evans                        Denver, CO                      388          2,200       262
3751-71 Revere Street                Denver, CO                      262          1,486        72
3871 Revere                          Denver, CO                      361          2,047        58
5454 Havana Street                   Denver, CO                      204          1,156        36
5500 Havana Street                   Denver, CO                      167            946        20
4570 Ivy Street                      Denver, CO                      219          1,239       198
5855 Stapleton Drive North           Denver, CO                      288          1,630        74
5885 Stapleton Drive North           Denver, CO                      376          2,129       124
5200-5280 North Broadway             Denver, CO                      169            960       113
5977-5995 North Broadway             Denver, CO                      268          1,518        40
2952-5978 North Broadway             Denver, CO                      414          2,346       532
6400 North Broadway                  Denver, CO                      318          1,804        90
875 Parfer Street                   Lakewood, CO                     288          1,633       101
4721 Ironton Street                  Denver, CO                      232          1,313       688
833 Parfer Street                   Lakewood, CO                     196          1,112        67
11005 West 8th Avenue               Lakewood, CO                     102            580        58
7100 North Broadway - 7              Denver, CO                      215          1,221       224
7100 North Broadway - 8              Denver, CO                       79            448       203
6804 East 48th Avenue                Denver, CO                      253          1,435        83
445 Bryant Street                    Denver, CO                    1,831         10,219     1,223
East 47th Drive - A                  Denver, CO                      474          2,689       121
7025 South Revere Parkway            Denver, CO                      558          3,177       174
9500 West 49th Street - A          Wheatridge, CO                    283          1,625        20
9500 West 49th Street - B          Wheatridge, CO                    225          1,272        16
9500 West 49th Street - C          Wheatridge, CO                    602          3,409        17
9500 West 49th Street - D          Wheatridge, CO                    271          1,537       172
8100 South Park Way - A            Littleton, CO                     442          2,507       314
8100 South Park Way - B            Littleton, CO                     103            582       155
8100 South Park Way - C            Littleton, CO                     568          3,219       159
451-591 East 124th Avenue          Littleton, CO                     383          2,145        36
608 Garrison Street                 Lakewood, CO                     265          1,501       258
610 Garrison Street                 Lakewood, CO                     264          1,494       281
1111 West Evans (A&C)                Denver, CO                      233          1,321       119
1111 West Evans (B)                  Denver, CO                       30            169         5
15000 West 6th Avenue                Golden, Co                      913          5,174       456
14998 West 6th Avenue Bldg E         Golden, Co                      565          3,199        84
14998 West 6th Avenue Bldg F       Englewood, CO                     269          1,525       152
12503 East Euclid Drive              Denver, CO                    1,219          6,905       318
6547 South Racine Circle             Denver, CO                      748          4,241       288
7800 East Iliff Avenue               Denver, CO                      188          1,067        38
2369 South Trenton Way               Denver, CO                      292          1,656       175
2370 South Trenton Way               Denver, CO                      200          1,132       113
2422 S. Trenton Way                  Denver, CO                      241          1,364        94
2452 South Trenton Way               Denver, CO                      421          2,386        96
651 Topeka Way                       Denver, CO                      194          1,099        58
680 Atchinson Way                    Denver, CO                      194          1,099        46
8122 South Park Lane - A           Littleton, CO                     394          2,232       190
8122 South Park Lane - B           Littleton, CO                     186          1,054        43
1600 South Abilene                   Aurora, CO                      465          2,633        56
1620 South Abilene                   Aurora, CO                      268          1,520       108
1640 South Abilene                   Aurora, CO                      368          2,085        82
13900 East Florida Ave               Aurora, CO                      189          1,071        62
4301 South Federal Boulevard       Englewood, CO                     237          1,341        81



                                             GROSS AMOUNT CARRIED
                                          AT CLOSE OF PERIOD 12/31/01
                                     -----------------------------------------    ACCUMULATED
                                                   BUILDING AND                   DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                     LAND          IMPROVEMENTS          TOTAL      12/31/01     RENOVATED   LIVES (YEARS)
----------------                     ----          -------------         -----    ------------  -----------  -------------
6094-6104 Executive Blvd               184            1,158               1,342           182       1975          (q)
6202-6220 Executive Blvd               275            1,627               1,902           233       1976          (q)
6268-6294 Executive Blvd               262            1,611               1,873           257       1989          (q)
5749-5753 Executive Blvd                53              370                 423            83       1975          (q)
6230-6266 Executive Blvd               280            1,889               2,169           359       1979          (q)
2200-2224 Sandridge Road               223            1,324               1,547           163       1983          (q)
8119-8137 Uehling Lane                 103              615                 718            48       1978          (q)

DENVER
7100 North Broadway - 1                215            1,401               1,616           193       1978          (q)
7100 North Broadway - 2                204            1,430               1,634           204       1978          (q)
7100 North Broadway - 3                140              881               1,021           121       1978          (q)
7100 North Broadway - 5                178            1,153               1,331           182       1978          (q)
7100 North Broadway - 6                271            1,724               1,995           230       1978          (q)
20100 East 32nd Avenue Parkway         314            2,193               2,507           446       1997          (q)
15700-15820 West 6th Avenue            318            1,996               2,314           226       1978          (q)
15850-15884 West 6th Avenue            206            1,189               1,395           131       1978          (q)
5454 Washington                        156              950               1,106           128       1985          (q)
700 West 48th Street                   307            1,835               2,142           209       1984          (q)
702 West 48th Street                   139              920               1,059           139       1984          (q)
6425 North Washington                  385            2,301               2,686           251       1983          (q)
3370 North Peoria Street               163            1,099               1,262           199       1978          (q)
3390 North Peoria Street               147              859               1,006           102       1978          (q)
3508-3538 North Peoria Street          264            1,540               1,804           184       1978          (q)
3568 North Peoria Street               225            1,366               1,591           181       1978          (q)
4785 Elati                             175            1,083               1,258           137       1972          (q)
4770 Fox Street                        134              798                 932            93       1972          (q)
1550 W. Evans                          385            2,465               2,850           254       1975          (q)
3751-71 Revere Street                  267            1,553               1,820           176       1980          (q)
3871 Revere                            368            2,098               2,466           223       1980          (q)
5454 Havana Street                     207            1,189               1,396           126       1980          (q)
5500 Havana Street                     169              964               1,133           102       1980          (q)
4570 Ivy Street                        220            1,436               1,656           181       1985          (q)
5855 Stapleton Drive North             290            1,702               1,992           187       1985          (q)
5885 Stapleton Drive North             380            2,249               2,629           252       1985          (q)
5200-5280 North Broadway               171            1,071               1,242           125       1977          (q)
5977-5995 North Broadway               271            1,555               1,826           171       1978          (q)
2952-5978 North Broadway               422            2,870               3,292           299       1978          (q)
6400 North Broadway                    325            1,887               2,212           198       1982          (q)
875 Parfer Street                      293            1,729               2,022           182       1975          (q)
4721 Ironton Street                    236            1,997               2,233           158       1969          (q)
833 Parfer Street                      199            1,176               1,375           126       1974          (q)
11005 West 8th Avenue                  104              636                 740            76       1974          (q)
7100 North Broadway - 7                217            1,443               1,660           188       1985          (q)
7100 North Broadway - 8                 80              650                 730            90       1985          (q)
6804 East 48th Avenue                  256            1,515               1,771           159       1973          (q)
445 Bryant Street                    1,829           11,444              13,273         1,084       1960          (q)
East 47th Drive - A                    441            2,843               3,284           425       1997          (q)
7025 South Revere Parkway              565            3,344               3,909           457       1997          (q)
9500 West 49th Street - A              286            1,642               1,928           210       1997          (q)
9500 West 49th Street - B              226            1,287               1,513           143       1997          (q)
9500 West 49th Street - C              600            3,428               4,028           386       1997          (q)
9500 West 49th Street - D              246            1,734               1,980           263       1997          (q)
8100 South Park Way - A                423            2,840               3,263           497       1997          (q)
8100 South Park Way - B                104              736                 840           170       1984          (q)
8100 South Park Way - C                575            3,371               3,946           352       1984          (q)
451-591 East 124th Avenue              383            2,181               2,564           235       1979          (q)
608 Garrison Street                    267            1,757               2,024           199       1984          (q)
610 Garrison Street                    266            1,773               2,039           197       1984          (q)
1111 West Evans (A&C)                  236            1,437               1,673           148       1986          (q)
1111 West Evans (B)                     30              174                 204            19       1986          (q)
15000 West 6th Avenue                  916            5,627               6,543           620       1985          (q)
14998 West 6th Avenue Bldg E           568            3,280               3,848           372       1995          (q)
14998 West 6th Avenue Bldg F           271            1,675               1,946           238       1995          (q)
12503 East Euclid Drive              1,208            7,234               8,442           849       1986          (q)
6547 South Racine Circle               739            4,538               5,277           628       1996          (q)
7800 East Iliff Avenue                 190            1,103               1,293           127       1983          (q)
2369 South Trenton Way                 294            1,829               2,123           214       1983          (q)
2370 South Trenton Way                 201            1,244               1,445           160       1983          (q)
2422 S. Trenton Way                    243            1,456               1,699           159       1983          (q)
2452 South Trenton Way                 426            2,477               2,903           278       1983          (q)
651 Topeka Way                         198            1,153               1,351           118       1985          (q)
680 Atchinson Way                      198            1,141               1,339           115       1985          (q)
8122 South Park Lane - A               398            2,418               2,816           286       1986          (q)
8122 South Park Lane - B               188            1,095               1,283           119       1986          (q)
1600 South Abilene                     467            2,687               3,154           290       1986          (q)
1620 South Abilene                     270            1,626               1,896           199       1986          (q)
1640 South Abilene                     382            2,153               2,535           230       1986          (q)
13900 East Florida Ave                 190            1,132               1,322           125       1986          (q)
4301 South Federal Boulevard           239            1,420               1,659           180       1997          (q)

                                                                                            COSTS
                                                                                         CAPITALIZED
                                                                                        SUBSEQUENT TO
                                                                          (b)           ACQUISITION OR
                                                                     INITIAL COST         COMPLETION
                                      LOCATION          (a)      ---------------------  AND VALUATION
BUILDING ADDRESS                    (CITY/STATE)   ENCUMBRANCES  LAND       BUILDINGS     PROVISION
----------------                    ------------   ------------  -----     -----------  -------------
14401-14492 East 33rd Place          Aurora, CO                      445          2,519       175
11701 East 53rd Avenue               Denver, CO                      416          2,355        62
5401 Oswego Street                   Denver, CO                      273          1,547       125
3811 Joliet                          Denver, CO                      735          4,166       131
2630 West 2nd Avenue                 Denver, CO                       51            286         5
2650 West 2nd Avenue                 Denver, CO                      221          1,252        51
14818 West 6th Avenue Bldg A         Golden, Co                      494          2,799       224
14828 West 6th Avenue Bldg B         Golden, Co                      519          2,942       182
12055 E. 49th Ave/4955 Peoria        Denver, CO                      298          1,688       305
4940-4950 Paris                      Denver, CO                      152            861        41
4970 Paris                           Denver, CO                       95            537        41
5010 Paris                           Denver, CO                       89            505        19
7367 South Revere Parkway          Englewood, CO                     926          5,124       158
10311 W. Hampden Ave                Lakewood, CO                     577          2,984       201
9197 6th Avenue                     Lakewood, CO                     375              -     2,543
8200 East Park Meadows Drive (j)   Lone Tree, CO                   1,297          7,348       256
3250 Quentin (j)                     Aurora, CO                    1,220          6,911        78
11585 E. 53rd Ave. (j)               Denver, CO                    1,770         10,030        54
10500 East 54th Ave. (k)             Denver, CO                    1,253          7,098        41

DES MOINES
4121 McDonald Avenue (u)           Des Moines, IA                    390          2,931       654
4141 McDonald Avenue (u)           Des Moines, IA                    706          5,518      (122)
4161 McDonald Avenue (u)           Des Moines, IA                    389          3,046       655
2250 Delaware Ave. (u)             Des Moines, IA                    291          1,609       194

DETROIT
2654 Elliott                          Troy, MI          (c)           57            334        82
1731 Thorncroft                       Troy, MI          (c)          331          1,904        25
1653 E. Maple                         Troy, MI          (c)          192          1,104       102
47461 Clipper                       Plymouth, MI        (c)          122            723       111
47522 Galleon                       Plymouth, MI        (c)           85            496        11
238 Executive Drive                   Troy, MI                        52            173       479
256 Executive Drive                   Troy, MI                        44            146       442
301 Executive Drive                   Troy, MI                        71            293       614
449 Executive Drive                   Troy, MI                       125            425       959
501 Executive Drive                   Troy, MI                        71            236       644
451 Robbins Drive                     Troy, MI                        96            448       990
800 Stephenson Highway                Troy, MI                       558          2,341     2,203
1035 Crooks Road                      Troy, MI                       114            414       543
1095 Crooks Road                      Troy, MI                       331          1,017     1,018
1416 Meijer Drive                     Troy, MI                        94            394       390
1624 Meijer Drive                     Troy, MI                       236          1,406       995
1972 Meijer Drive                     Troy, MI                       315          1,301       721
1621 Northwood Drive                  Troy, MI                        85            351     1,039
1707 Northwood Drive                  Troy, MI                        95            262     1,154
1788 Northwood Drive                  Troy, MI                        50            196       461
1821 Northwood Drive                  Troy, MI                       132            523       743
1826 Northwood Drive                  Troy, MI                        55            208       394
1864 Northwood Drive                  Troy, MI                        57            190       469
1921 Northwood Drive                  Troy, MI                       135            589     1,345
2277 Elliott Avenue                   Troy, MI                        48            188       515
2451 Elliott Avenue                   Troy, MI                        78            319       839
2730 Research Drive             Rochester Hills, MI                  915          4,215       717
2791 Research Drive             Rochester Hills, MI                  557          2,731       288
2871 Research Drive             Rochester Hills, MI                  324          1,487       378
2911 Research Drive             Rochester Hills, MI                  505          2,136       397
3011 Research Drive             Rochester Hills, MI                  457          2,104       349
2870 Technology Drive           Rochester Hills, MI                  275          1,262       237
2900 Technology Drive           Rochester Hills, MI                  214            977       492
2920 Technology Drive           Rochester Hills, MI                  149            671       154
2930 Technology Drive           Rochester Hills, MI                  131            594       386
2950 Technology Drive           Rochester Hills, MI                  178            819       303
23014 Commerce Drive            Farmington Hills, MI                  39            203       193
23028 Commerce Drive            Farmington Hills, MI                  98            507       439
23035 Commerce Drive            Farmington Hills, MI                  71            355       215
23042 Commerce Drive            Farmintgon Hills, MI                  67            277       331
23065 Commerce Drive            Farmington Hills, MI                  71            408       214
23070 Commerce Drive            Farmington Hills, MI                 112            442       668
23079 Commerce Drive            Farmington Hills, MI                  68            301       221
23093 Commerce Drive            Farmington Hills, MI                 211          1,024       787
23135 Commerce Drive            Farmington Hills, MI                 146            701       283
23163 Commerce Drive            Farmington Hills, MI                 111            513       318
23177 Commerce Drive            Farmington Hills, MI                 175          1,007       747
23206 Commerce Drive            Farmington Hills, MI                 125            531       625
23290 Commerce Drive            Farmington Hills, MI                 124            707       640
23370 Commerce Drive            Farmington Hills, MI                  59            233       164
21477 Bridge Street                Southfield, MI                    244          1,386       297
1451 Lincoln Avenue                 Madison, MI                      299          1,703       440
4400 Purks Drive                  Auburn Hills, MI                   602          3,410     2,687




                                             GROSS AMOUNT CARRIED
                                          AT CLOSE OF PERIOD 12/31/01
                                     -----------------------------------------      ACCUMULATED
                                                   BUILDING AND                     DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                     LAND          IMPROVEMENTS          TOTAL        12/31/01     RENOVATED   LIVES (YEARS)
----------------                     ----          -------------         -----      ------------  -----------  -------------
14401-14492 East 33rd Place            440            2,699               3,139           307       1979          (q)
11701 East 53rd Avenue                 422            2,411               2,833           257       1985          (q)
5401 Oswego Street                     278            1,667               1,945           201       1985          (q)
3811 Joliet                            752            4,280               5,032           320       1977          (q)
2630 West 2nd Avenue                    51              291                 342            32       1970          (q)
2650 West 2nd Avenue                   223            1,301               1,524           142       1970          (q)
14818 West 6th Avenue Bldg A           468            3,049               3,517           404       1985          (q)
14828 West 6th Avenue Bldg B           503            3,140               3,643           393       1985          (q)
12055 E. 49th Ave/4955 Peoria          305            1,986               2,291           240       1984          (q)
4940-4950 Paris                        156              898               1,054            89       1984          (q)
4970 Paris                              97              576                 673            59       1984          (q)
5010 Paris                              91              522                 613            52       1984          (q)
7367 South Revere Parkway              934            5,274               6,208           544       1997          (q)
10311 W. Hampden Ave                   578            3,184               3,762           231       1999          (q)
9197 6th Avenue                        375            2,543               2,918            29       2000          (q)
8200 East Park Meadows Drive (j)     1,304            7,597               8,901           205       1984          (q)
3250 Quentin (j)                     1,230            6,979               8,209           189    1984/2000        (q)
11585 E. 53rd Ave. (j)               1,780           10,074              11,854            61       1984          (q)
10500 East 54th Ave. (k)             1,260            7,132               8,392            44       1986          (q)

DES MOINES
4121 McDonald Avenue (u)               402            3,573               3,975           502       1977          (q)
4141 McDonald Avenue (u)               649            5,453               6,102           961       1976          (q)
4161 McDonald Avenue (u)               443            3,647               4,090           660       1979          (q)
2250 Delaware Ave. (u)                 277            1,817               2,094           103       1975          (q)

DETROIT
2654 Elliott                            57              416                 473           116       1986          (q)
1731 Thorncroft                        331            1,929               2,260           360       1969          (q)
1653 E. Maple                          192            1,206               1,398           295       1990          (q)
47461 Clipper                          122              834                 956           236       1992          (q)
47522 Galleon                           85              507                 592            93       1990          (q)
238 Executive Drive                    100              604                 704           376       1973          (q)
256 Executive Drive                     85              547                 632           313       1974          (q)
301 Executive Drive                    133              845                 978           503       1974          (q)
449 Executive Drive                    218            1,291               1,509           728       1975          (q)
501 Executive Drive                    129              822                 951           348       1984          (q)
451 Robbins Drive                      192            1,342               1,534           772       1975          (q)
800 Stephenson Highway                 654            4,448               5,102         2,497       1979          (q)
1035 Crooks Road                       143              928               1,071           498       1980          (q)
1095 Crooks Road                       360            2,006               2,366           912       1986          (q)
1416 Meijer Drive                      121              757                 878           393       1980          (q)
1624 Meijer Drive                      373            2,264               2,637         1,051       1984          (q)
1972 Meijer Drive                      372            1,965               2,337           891       1985          (q)
1621 Northwood Drive                   215            1,260               1,475           828       1977          (q)
1707 Northwood Drive                   239            1,272               1,511           632       1983          (q)
1788 Northwood Drive                   103              604                 707           383       1977          (q)
1821 Northwood Drive                   220            1,178               1,398           723       1977          (q)
1826 Northwood Drive                   103              554                 657           338       1977          (q)
1864 Northwood Drive                   107              609                 716           370       1977          (q)
1921 Northwood Drive                   291            1,778               2,069         1,039       1977          (q)
2277 Elliott Avenue                    104              647                 751           353       1975          (q)
2451 Elliott Avenue                    164            1,072               1,236           671       1974          (q)
2730 Research Drive                    903            4,944               5,847         2,178       1988          (q)
2791 Research Drive                    560            3,016               3,576         1,258       1991          (q)
2871 Research Drive                    327            1,862               2,189           732       1991          (q)
2911 Research Drive                    504            2,534               3,038         1,067       1992          (q)
3011 Research Drive                    457            2,453               2,910         1,084       1988          (q)
2870 Technology Drive                  279            1,495               1,774           660       1988          (q)
2900 Technology Drive                  219            1,464               1,683           687       1992          (q)
2920 Technology Drive                  153              821                 974           331       1992          (q)
2930 Technology Drive                  138              973               1,111           393       1991          (q)
2950 Technology Drive                  185            1,115               1,300           488       1991          (q)
23014 Commerce Drive                    56              379                 435           171       1983          (q)
23028 Commerce Drive                   125              919               1,044           495       1983          (q)
23035 Commerce Drive                    93              548                 641           252       1983          (q)
23042 Commerce Drive                    89              586                 675           307       1983          (q)
23065 Commerce Drive                    93              600                 693           269       1983          (q)
23070 Commerce Drive                   125            1,097               1,222           530       1983          (q)
23079 Commerce Drive                    79              511                 590           241       1983          (q)
23093 Commerce Drive                   295            1,727               2,022           825       1983          (q)
23135 Commerce Drive                   158              972               1,130           431       1986          (q)
23163 Commerce Drive                   138              804                 942           348       1986          (q)
23177 Commerce Drive                   254            1,675               1,929           768       1986          (q)
23206 Commerce Drive                   137            1,144               1,281           621       1985          (q)
23290 Commerce Drive                   210            1,261               1,471           654       1980          (q)
23370 Commerce Drive                    66              390                 456           212       1980          (q)
21477 Bridge Street                    253            1,674               1,927           333       1986          (q)
1451 Lincoln Avenue                    306            2,136               2,442           484       1967          (q)
4400 Purks Drive                       612            6,087               6,699           808       1987          (q)

                                                                                            COSTS
                                                                                         CAPITALIZED
                                                                                        SUBSEQUENT TO
                                                                          (B)           ACQUISITION OR
                                                                     INITIAL COST         COMPLETION
                                      LOCATION          (A)      ---------------------  AND VALUATION
BUILDING ADDRESS                    (CITY/STATE)   ENCUMBRANCES  LAND       BUILDINGS     PROVISION
----------------                    ------------   ------------  -----     -----------  -------------
4177A Varsity Drive                Ann Arbor, MI                   90            536           94
6515 Cobb Drive                 Sterling Heights, MI              305          1,753          194
32450 N Avis Drive              Madison Heights, MI               281          1,590          547
32200 N Avis Drive              Madison Heights, MI               408          2,311          156
11866 Hubbard                       Livonia, MI                   189          1,073           29
12050-12300 Hubbard  (j)            Livonia, MI                   425          2,410          525
38220 Plymouth Road                 Livonia, MI                   756              -        5,386
38300 Plymouth Road                 Livonia, MI                   729              -        4,803
12707 Eckles Road               Plymouth Township, MI             255          1,445          110
9300-9328 Harrison Rd               Romulus, MI                   147            834          166
9330-9358 Harrison Rd               Romulus, MI                    81            456          243
28420-28448 Highland Rd             Romulus, MI                   143            809          196
28450-28478 Highland Rd             Romulus, MI                    81            461          320
28421-28449 Highland Rd             Romulus, MI                   109            617          287
28451-28479 Highland Rd             Romulus, MI                   107            608          165
28825-28909 Highland Rd             Romulus, MI                    70            395          153
28933-29017 Highland Rd             Romulus, MI                   112            634          210
28824-28908 Highland Rd             Romulus, MI                   134            760          399
28932-29016 Highland Rd             Romulus, MI                   123            694          229
9710-9734 Harrison Rd               Romulus, MI                   125            706          142
9740-9772 Harrison Rd               Romulus, MI                   132            749          197
9840-9868 Harrison Rd               Romulus, MI                   144            815          160
9800-9824 Harrison Rd               Romulus, MI                   117            664          191
29265-29285 Airport Dr              Romulus, MI                   140            794          301
29185-29225 Airport Dr              Romulus, MI                   140            792          324
29149-29165 Airport Dr              Romulus, MI                   216          1,225          342
29101-29115 Airport Dr              Romulus, MI                   130            738          265
29031-29045 Airport Dr              Romulus, MI                   124            704          162
29050-29062 Airport Dr              Romulus, MI                   127            718          186
29120-29134 Airport Dr              Romulus, MI                   161            912          410
29200-29214 Airport Dr              Romulus, MI                   170            963          342
9301-9339 Middlebelt Rd             Romulus, MI                   124            703          155
26980 Trolley Industrial Drive       Taylor, MI                   450          2,550          797
12050-12200 Farmington Road         Livonia, MI                   201          1,115          224
33200 Capitol Avenue                Livonia, MI                   236          1,309          186
32975 Capitol Avenue                Livonia, MI                   135            748           93
2725 S. Industrial Highway         Ann Arbor, MI                  660          3,654          543
32920 Capitol Avenue                Livonia, MI                    76            422           86
11862 Brookfield Avenue             Livonia, MI                    85            471          127
11923 Brookfield Avenue             Livonia, MI                   120            665          459
11965 Brookfield Avenue             Livonia, MI                   120            665           77
34005 Schoolcraft Road              Livonia, MI                   107            592           86
13405 Stark Road                    Livonia, MI                    46            254           34
1170 Chicago Road                     Troy, MI                    249          1,380          143
1200 Chicago Road                     Troy, MI                    268          1,483          141
450 Robbins Drive                     Troy, MI                    166            920           92
1230 Chicago Road                     Troy, MI                    271          1,498          142
12886 Westmore Avenue               Livonia, MI                   190          1,050          198
12898 Westmore Avenue               Livonia, MI                   190          1,050          188
33025 Industrial Road               Livonia, MI                    80            442           85
2002 Stephenson Highway               Troy, MI                    179            994          189
47711 Clipper Street             Plymouth Twsp, MI                539          2,983          266
32975 Industrial Road               Livonia, MI                   160            887          115
32985 Industrial Road               Livonia, MI                   137            761           87
32995 Industrial Road               Livonia, MI                   160            887           90
12874 Westmore Avenue               Livonia, MI                   137            761          125
33067 Industrial Road               Livonia, MI                   160            887          112
1775 Bellingham                       Troy, MI                    344          1,902          274
1785 East Maple                       Troy, MI                     92            507           83
1807 East Maple                       Troy, MI                    321          1,775          186
9800 Chicago Road                     Troy, MI                    206          1,141          103
1840 Enterprise Drive           Rochester Hills, MI               573          3,170          277
1885 Enterprise Drive           Rochester Hills, MI               209          1,158          110
1935-55 Enterprise Drive        Rochester Hills, MI             1,285          7,144          823
5500 Enterprise Court                Warren, MI                   675          3,737          447
750 Chicago Road                      Troy, MI                    323          1,790          273
800 Chicago Road                      Troy, MI                    283          1,567          287
850 Chicago Road                      Troy, MI                    183          1,016          168
2805 S. Industrial Highway         Ann Arbor, MI                  318          1,762          188
6833 Center Drive               Sterling Heights, MI              467          2,583          206
22731 Newman Street                 Dearborn, MI                  542          3,001          210
32201 North Avis Drive          Madison Heights, MI               345          1,911          102
1100 East Mandoline Road        Madison Heights, MI               888          4,915          964
30081 Stephenson Highway        Madison Heights, MI               271          1,499          348
1120 John A. Papalas Drive (k)    Lincoln Park, MI                586          3,241          599
4872 S. Lapeer Road             Lake Orion Twsp, MI             1,342          5,441          238
775 James L. Hart Parkway          Ypsilanti, MI                  348          1,536          871
22701 Trolley Industrial             Taylor, MI                   795              -        7,494
1400 Allen Drive                      Troy, MI                    209          1,154          119
1408 Allen Drive                      Troy, MI                    151            834           29

                                        GROSS AMOUNT CARRIED
                                     AT CLOSE OF PERIOD 12/31/01
                                -----------------------------------------        ACCUMULATED
                                              BUILDING AND                       DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                LAND          IMPROVEMENTS          TOTAL          12/31/01     RENOVATED   LIVES (YEARS)
----------------                ----          -------------         -----        ------------  -----------  -------------
4177A Varsity Drive                  90              630                 720           162       1993          (q)
6515 Cobb Drive                     305            1,947               2,252           345       1984          (q)
32450 N Avis Drive                  286            2,132               2,418           388       1974          (q)
32200 N Avis Drive                  411            2,464               2,875           394       1973          (q)
11866 Hubbard                       191            1,100               1,291           163       1979          (q)
12050-12300 Hubbard  (j)            428            2,932               3,360           617       1981          (q)
38220 Plymouth Road                 706            5,436               6,142           515       1988          (q)
38300 Plymouth Road                 835            4,697               5,532           449       1997          (q)
12707 Eckles Road                   267            1,543               1,810           209       1990          (q)
9300-9328 Harrison Rd               154              993               1,147           131       1978          (q)
9330-9358 Harrison Rd                85              695                 780           127       1978          (q)
28420-28448 Highland Rd             149              999               1,148           139       1979          (q)
28450-28478 Highland Rd              85              777                 862           125       1979          (q)
28421-28449 Highland Rd             114              899               1,013           150       1980          (q)
28451-28479 Highland Rd             112              768                 880           104       1980          (q)
28825-28909 Highland Rd              73              545                 618            95       1981          (q)
28933-29017 Highland Rd             117              839                 956           149       1982          (q)
28824-28908 Highland Rd             140            1,153               1,293           155       1982          (q)
28932-29016 Highland Rd             128              918               1,046           180       1982          (q)
9710-9734 Harrison Rd               130              843                 973           143       1987          (q)
9740-9772 Harrison Rd               138              940               1,078           190       1987          (q)
9840-9868 Harrison Rd               151              968               1,119           141       1987          (q)
9800-9824 Harrison Rd               123              849                 972           122       1987          (q)
29265-29285 Airport Dr              147            1,088               1,235           133       1983          (q)
29185-29225 Airport Dr              146            1,110               1,256           165       1983          (q)
29149-29165 Airport Dr              226            1,557               1,783           202       1984          (q)
29101-29115 Airport Dr              136              997               1,133           149       1985          (q)
29031-29045 Airport Dr              130              860                 990           104       1985          (q)
29050-29062 Airport Dr              133              898               1,031           121       1986          (q)
29120-29134 Airport Dr              169            1,314               1,483           200       1986          (q)
29200-29214 Airport Dr              178            1,297               1,475           154       1985          (q)
9301-9339 Middlebelt Rd             130              852                 982           110       1983          (q)
26980 Trolley Industrial Drive      463            3,334               3,797           308       1997          (q)
12050-12200 Farmington Road         215            1,325               1,540           130       1973          (q)
33200 Capitol Avenue                252            1,479               1,731           131       1977          (q)
32975 Capitol Avenue                144              832                 976            80       1978          (q)
2725 S. Industrial Highway          704            4,153               4,857           498       1997          (q)
32920 Capitol Avenue                 82              502                 584            51       1973          (q)
11862 Brookfield Avenue              91              592                 683            53       1972          (q)
11923 Brookfield Avenue             128            1,116               1,244           173       1973          (q)
11965 Brookfield Avenue             128              734                 862            75       1973          (q)
34005 Schoolcraft Road              114              671                 785            62       1981          (q)
13405 Stark Road                     49              285                 334            26       1980          (q)
1170 Chicago Road                   266            1,506               1,772           135       1983          (q)
1200 Chicago Road                   286            1,606               1,892           145       1984          (q)
450 Robbins Drive                   178            1,000               1,178            92       1976          (q)
1230 Chicago Road                   289            1,622               1,911           146       1996          (q)
12886 Westmore Avenue               202            1,236               1,438           112       1981          (q)
12898 Westmore Avenue               202            1,226               1,428           115       1981          (q)
33025 Industrial Road                85              522                 607            45       1980          (q)
2002 Stephenson Highway             192            1,170               1,362           102       1986          (q)
47711 Clipper Street                575            3,213               3,788           290       1996          (q)
32975 Industrial Road               171              991               1,162           105       1984          (q)
32985 Industrial Road               147              838                 985            75       1985          (q)
32995 Industrial Road               171              966               1,137            87       1983          (q)
12874 Westmore Avenue               147              876               1,023            76       1984          (q)
33067 Industrial Road               171              988               1,159            93       1984          (q)
1775 Bellingham                     367            2,153               2,520           222       1987          (q)
1785 East Maple                      98              584                 682            52       1985          (q)
1807 East Maple                     342            1,940               2,282           173       1984          (q)
9800 Chicago Road                   220            1,230               1,450           111       1985          (q)
1840 Enterprise Drive               611            3,409               4,020           307       1990          (q)
1885 Enterprise Drive               223            1,254               1,477           113       1990          (q)
1935-55 Enterprise Drive          1,371            7,881               9,252           766       1990          (q)
5500 Enterprise Court               721            4,138               4,859           369       1989          (q)
750 Chicago Road                    345            2,041               2,386           202       1986          (q)
800 Chicago Road                    302            1,835               2,137           155       1985          (q)
850 Chicago Road                    196            1,171               1,367            99       1984          (q)
2805 S. Industrial Highway          340            1,928               2,268           177       1990          (q)
6833 Center Drive                   493            2,763               3,256           263       1998          (q)
22731 Newman Street                 547            3,206               3,753           299       1985          (q)
32201 North Avis Drive              349            2,009               2,358           191       1974          (q)
1100 East Mandoline Road            897            5,870               6,767           524       1967          (q)
30081 Stephenson Highway            274            1,844               2,118           171       1967          (q)
1120 John A. Papalas Drive (k)      593            3,833               4,426           396       1985          (q)
4872 S. Lapeer Road               1,412            5,609               7,021           283       1999          (q)
775 James L. Hart Parkway           604            2,151               2,755           125       1999          (q)
22701 Trolley Industrial            849            7,440               8,289           212       1999          (q)
1400 Allen Drive                    212            1,270               1,482            33       1979          (q)
1408 Allen Drive                    153              861               1,014            23       1979          (q)

                                                                                            COSTS
                                                                                         CAPITALIZED
                                                                                        SUBSEQUENT TO
                                                                          (b)           ACQUISITION OR
                                                                     INITIAL COST         COMPLETION
                                      LOCATION          (a)      ---------------------  AND VALUATION
BUILDING ADDRESS                    (CITY/STATE)   ENCUMBRANCES  LAND       BUILDINGS     PROVISION
----------------                    ------------   ------------  -----     -----------  -------------
1305 Stephenson Hwy                   Troy, MI                       345          1,907        77
32505 Industrial Drive          Madison Heights, MI                  345          1,910        44
1799-1813 Northfield Drive (j)  Rochester Hills, MI                  481          2,665        70

GRAND RAPIDS
3232 Kraft Avenue                 Grand Rapids, MI      (c)          810          4,792     1,512
8181 Logistics Drive              Grand Rapids, MI      (c)          803          5,263       735
5062 Kendrick Court SE            Grand Rapids, MI      (c)          142            815        14
2 84th Street SW (t)              Grand Rapids, MI                   117            685       240
100 84th Street SW (t)            Grand Rapids, MI                   255          1,477      (124)
511 76th Street SW (t)            Grand Rapids, MI                   758          4,355      (219)
553 76th Street SW (t)            Grand Rapids, MI                    32            191       164
555 76th Street SW (t)            Grand Rapids, MI                   776          4,458      (277)
2935 Walkent Court NW (t)         Grand Rapids, MI                   285          1,663       228
3300 Kraft Avenue SE              Grand Rapids, MI                   838          4,810       232
3366 Kraft Avenue SE              Grand Rapids, MI                   833          4,780       692
5001 Kendrick Court SE (t)        Grand Rapids, MI                   210          1,221        82
5050 Kendrick Court SE            Grand Rapids, MI                 1,721         11,433     4,581
5015 52nd Street SE               Grand Rapids, MI                   234          1,321        65
5025 28th Street                  Grand Rapids, MI                    77            488        28
5079 33rd Street SE (t)           Grand Rapids, MI                   525          3,018       (58)
5333 33rd Street SE (t)           Grand Rapids, MI                   480          2,761       (88)
5130 Patterson Avenue SE (t)      Grand Rapids, MI                   137            793       (27)
425 Gordon Industrial Court (t)   Grand Rapids, MI                   611          3,747       998
2851 Prairie Street (t)           Grand Rapids, MI                   377          2,778        10
2945 Walkent Court (t)            Grand Rapids, MI                   310          2,074       298
537 76th Street                   Grand Rapids, MI                   255          1,456       163
3395 Kraft Avenue (t)             Grand Rapids, MI                   214          1,212       (26)
3427 Kraft Avenue (t)             Grand Rapids, MI                   157            892       (11)

HOUSTON
2102-2314 Edwards Street            Houston, TX                      348          1,973       943
4545 Eastpark Drive                 Houston, TX                      235          1,331       204
3351 Ranch St                       Houston, TX                      272          1,541       233
3851 Yale St                        Houston, TX                      413          2,343       300
3337-3347 Ranch Street              Houston, TX                      227          1,287       281
8505 N Loop East                    Houston, TX                      439          2,489       134
4749-4799 Eastpark Dr               Houston, TX                      594          3,368       719
4851 Homestead Road                 Houston, TX                      491          2,782       486
3365-3385 Ranch Street              Houston, TX                      284          1,611       153
5050 Campbell Road                  Houston, TX                      461          2,610       265
4300 Pine Timbers                   Houston, TX                      489          2,769       513
7901 Blankenship                    Houston, TX                      136            772       316
2500-2530 Fairway Park Drive        Houston, TX                      766          4,342       533
6550 Longpointe                     Houston, TX                      362          2,050       431
1815 Turning Basin Dr               Houston, TX                      487          2,761       472
1819 Turning Basin Dr               Houston, TX                      231          1,308       407
4545 Mossford Dr                    Houston, TX                      237          1,342        73
1805 Turning Basin Drive            Houston, TX                      564          3,197       608
7000 Empire Drive                   Houston, TX         (f)          450          2,552       867
9777 West Gulfbank Drive            Houston, TX         (f)        1,217          6,899       910
9835A Genard Road                   Houston, TX                    1,505          8,333     1,725
9835B Genard Road                   Houston, TX                      245          1,357       364
10161 Harwin Drive                  Houston, TX                      505          2,861       221
10165 Harwin Drive                  Houston, TX                      218          1,234       405
10175 Harwin Drive                  Houston, TX                      267          1,515       336
100 Donwick Drive                The Woodlands, TX                   825          4,675       139

INDIANAPOLIS
2900 N Shadeland Avenue (u)       Indianapolis, IN      (d)        2,394         13,565      (259)
2400 North Shadeland              Indianapolis, IN                   142            802        65
2402 North Shadeland              Indianapolis, IN                   466          2,640       365
7901 West 21st Street             Indianapolis, IN                 1,063          6,027        62
1445 Brookville Way               Indianapolis, IN      (d)          459          2,603       394
1440 Brookville Way               Indianapolis, IN      (d)          665          3,770       350
1240 Brookville Way               Indianapolis, IN      (d)          247          1,402       249
1220 Brookville Way               Indianapolis, IN      (d)          223             40        52
1345 Brookville Way               Indianapolis, IN      (e)          586          3,321       541
1350 Brookville Way               Indianapolis, IN      (d)          205          1,161       135
1341 Sadlier Circle E Dr          Indianapolis, IN      (e)          131            743       154
1322-1438 Sadlier Circle E Dr     Indianapolis, IN      (e)          145            822       232
1327-1441 Sadlier Circle E Dr     Indianapolis, IN      (e)          218          1,234       304
1304 Sadlier Circle E Dr          Indianapolis, IN      (e)           71            405       106
1402 Sadlier Circle E Dr          Indianapolis, IN      (e)          165            934       210
1504 Sadlier Circle E Dr          Indianapolis, IN      (e)          219          1,238       128
1311 Sadlier Circle E Dr          Indianapolis, IN      (e)           54            304       108
1365 Sadlier Circle E Dr          Indianapolis, IN      (e)          121            688       229
1352-1354 Sadlier Circle E Dr     Indianapolis, IN      (e)          178          1,008       299
1335 Sadlier Circle E Dr          Indianapolis, IN      (e)           81            460       107
1327 Sadlier Circle E Dr          Indianapolis, IN      (e)           52            295        37


                                        GROSS AMOUNT CARRIED
                                     AT CLOSE OF PERIOD 12/31/01
                                -----------------------------------------        ACCUMULATED
                                              BUILDING AND                       DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                LAND          IMPROVEMENTS          TOTAL          12/31/01     RENOVATED   LIVES (YEARS)
----------------                ----          -------------         -----        ------------  -----------  -------------
1305 Stephenson Hwy                350            1,979               2,329            53           1979          (q)
32505 Industrial Drive             351            1,948               2,299            53           1979          (q)
1799-1813 Northfield Drive (j)     490            2,726               3,216            74           1980          (q)

GRAND RAPIDS
3232 Kraft Avenue                  874            6,240               7,114         1,336           1988          (q)
8181 Logistics Drive               864            5,937               6,801         1,179           1990          (q)
5062 Kendrick Court SE             142              829                 971           160           1987          (q)
2 84th Street SW (t)               107              935               1,042           225           1986          (q)
100 84th Street SW (t)             212            1,396               1,608           367           1979          (q)
511 76th Street SW (t)             671            4,223               4,894           977           1986          (q)
553 76th Street SW (t)              20              367                 387           228           1985          (q)
555 76th Street SW (t)             720            4,237               4,957           879           1987          (q)
2935 Walkent Court NW (t)          264            1,912               2,176           435           1991          (q)
3300 Kraft Avenue SE               838            5,042               5,880         1,046           1987          (q)
3366 Kraft Avenue SE               833            5,472               6,305         1,451           1987          (q)
5001 Kendrick Court SE (t)         192            1,321               1,513           285           1983          (q)
5050 Kendrick Court SE           1,721           16,014              17,735         3,009           1988          (q)
5015 52nd Street SE                234            1,386               1,620           259           1987          (q)
5025 28th Street                    77              516                 593           135           1967          (q)
5079 33rd Street SE (t)            493            2,992               3,485           624           1990          (q)
5333 33rd Street SE (t)            447            2,706               3,153           629           1991          (q)
5130 Patterson Avenue SE (t)       126              777                 903           161           1987          (q)
425 Gordon Industrial Court (t)    594            4,762               5,356           960           1990          (q)
2851 Prairie Street (t)            411            2,754               3,165           572           1989          (q)
2945 Walkent Court (t)             352            2,330               2,682           452           1993          (q)
537 76th Street                    233            1,641               1,874           361           1987          (q)
3395 Kraft Avenue (t)              205            1,195               1,400           122           1985          (q)
3427 Kraft Avenue (t)              152              886               1,038            90           1985          (q)

HOUSTON
2102-2314 Edwards Street           382            2,882               3,264           372           1961          (q)
4545 Eastpark Drive                240            1,530               1,770           151           1972          (q)
3351 Ranch St                      278            1,768               2,046           173           1970          (q)
3851 Yale St                       425            2,631               3,056           260           1971          (q)
3337-3347 Ranch Street             233            1,562               1,795           189           1970          (q)
8505 N Loop East                   449            2,613               3,062           255           1981          (q)
4749-4799 Eastpark Dr              611            4,070               4,681           380           1979          (q)
4851 Homestead Road                504            3,255               3,759           356           1973          (q)
3365-3385 Ranch Street             290            1,758               2,048           194           1970          (q)
5050 Campbell Road                 470            2,866               3,336           291           1970          (q)
4300 Pine Timbers                  499            3,272               3,771           324           1980          (q)
7901 Blankenship                   140            1,084               1,224           140           1972          (q)
2500-2530 Fairway Park Drive       792            4,849               5,641           544           1974          (q)
6550 Longpointe                    370            2,473               2,843           271           1980          (q)
1815 Turning Basin Dr              531            3,189               3,720           316           1980          (q)
1819 Turning Basin Dr              251            1,695               1,946           155           1980          (q)
4545 Mossford Dr                   245            1,407               1,652           143           1975          (q)
1805 Turning Basin Drive           616            3,753               4,369           376           1980          (q)
7000 Empire Drive                  452            3,417               3,869           459           1980          (q)
9777 West Gulfbank Drive         1,216            7,810               9,026           962           1980          (q)
9835A Genard Road                1,581            9,982              11,563           478           1980          (q)
9835B Genard Road                  256            1,710               1,966            89           1980          (q)
10161 Harwin Drive                 511            3,076               3,587           146         1979/81         (q)
10165 Harwin Drive                 220            1,637               1,857            98         1979/81         (q)
10175 Harwin Drive                 270            1,848               2,118           145         1979/81         (q)
100 Donwick Drive                  843            4,796               5,639           209           1982          (q)

INDIANAPOLIS
2900 N Shadeland Avenue (u)      2,057           13,643              15,700         2,797        1957/1992        (q)
2400 North Shadeland               149              860               1,009            96           1970          (q)
2402 North Shadeland               489            2,982               3,471           351           1970          (q)
7901 West 21st Street            1,048            6,104               7,152           703           1985          (q)
1445 Brookville Way                476            2,980               3,456           490           1989          (q)
1440 Brookville Way                685            4,100               4,785           597           1990          (q)
1240 Brookville Way                258            1,640               1,898           300           1990          (q)
1220 Brookville Way                226               89                 315            10           1990          (q)
1345 Brookville Way                601            3,847               4,448           601           1992          (q)
1350 Brookville Way                212            1,289               1,501           200           1994          (q)
1341 Sadlier Circle E Dr           136              892               1,028           142        1971/1992        (q)
1322-1438 Sadlier Circle E Dr      152            1,047               1,199           191        1971/1992        (q)
1327-1441 Sadlier Circle E Dr      225            1,531               1,756           246           1992          (q)
1304 Sadlier Circle E Dr            75              507                 582            85        1971/1992        (q)
1402 Sadlier Circle E Dr           171            1,138               1,309           173        1970/1992        (q)
1504 Sadlier Circle E Dr           226            1,359               1,585           200        1971/1992        (q)
1311 Sadlier Circle E Dr            57              409                 466           105        1971/1992        (q)
1365 Sadlier Circle E Dr           126              912               1,038           130        1971/1992        (q)
1352-1354 Sadlier Circle E Dr      184            1,301               1,485           210        1970/1992        (q)
1335 Sadlier Circle E Dr            85              563                 648            76        1971/1992        (q)
1327 Sadlier Circle E Dr            55              329                 384            47        1971/1992        (q)

                                                                                            COSTS
                                                                                         CAPITALIZED
                                                                                        SUBSEQUENT TO
                                                                          (b)           ACQUISITION OR
                                                                     INITIAL COST         COMPLETION
                                      LOCATION          (a)      ---------------------  AND VALUATION
BUILDING ADDRESS                    (CITY/STATE)   ENCUMBRANCES  LAND       BUILDINGS     PROVISION
----------------                    ------------   ------------  -----     -----------  -------------
1425 Sadlier Circle E Dr          Indianapolis, IN      (e)           21            117        29
1230 Brookville Way               Indianapolis, IN      (d)          103            586        49
6951 E 30th St                    Indianapolis, IN                   256          1,449       288
6701 E 30th St                    Indianapolis, IN                    78            443        40
6737 E 30th St                    Indianapolis, IN                   385          2,181       286
1225 Brookville Way               Indianapolis, IN                    60              -       409
6555 E 30th St                    Indianapolis, IN                   840          4,760     1,069
2432-2436 Shadeland               Indianapolis, IN                   212          1,199       296
8402-8440 E 33rd St               Indianapolis, IN                   222          1,260       311
8520-8630 E 33rd St               Indianapolis, IN                   326          1,848       421
8710-8768 E 33rd St               Indianapolis, IN                   175            993       343
3316-3346 N. Pagosa Court         Indianapolis, IN                   325          1,842       314
3331 Raton Court                  Indianapolis, IN                   138            802        81
4430 Airport Expressway           Indianapolis, IN                 1,068          6,789     1,778
6751 E 30th St                    Indianapolis, IN                   728          2,837       146
9200 East 146th Street            Noblesville, IN                    215          1,221     1,217
9210 East 146th Street            Noblesville, IN                    466            684        58
6575 East 30th Street             Indianapolis, IN                   118              -     2,099
6585 East 30th Street             Indianapolis, IN                   196              -     3,332
6635 East 30th Street             Indianapolis, IN                   196              -     2,735
5902 Decatur Blvd                 Indianapolis, IN                 2,517              -    17,132
9910 North by Northeast Blvd        Fishers, IN                      661          3,744        55

LONG ISLAND
10 Edison Street                   Amityville, NY                    183          1,036        60
5 Sidney Court                    Lindenhurst, NY                    120            681        76
160 Engineer Drive                 Hicksville, NY                     84            479        83
260 Engineers Drive                Hicksville, NY                    264          1,494       390
87-119 Engineers Dr (j)            Hicksville, NY                    181          1,023       430
950-970 South Broadway             Hicksville, NY                    250          1,418       286

LOS ANGELES
5220 Fourth Street                 Irwindale, CA                     270          1,529        49
15705 Arrow Highway                Irwindale, CA                     157            892        26
15709 Arrow Highway                Irwindale, CA                     225          1,275        24
6407-6419 Alondra Blvd.            Paramount, CA                     137            774        26
6423-6431 Alondra Blvd.            Paramount, CA                     115            650        29
15101-15141 S. Figueroa St. (j)   Los Angeles, CA                  1,163          6,588       253
20816-18 Higgins Court              Torrance, CA                      74            419        27
21136 South Wilmington Ave           Carson, CA                    1,234          6,994        83
1830 W. 208th Street                Torrance, CA                     102            578        25
20807-09 Higgins Court              Torrance, CA                     105            596        28
20801-03 Higgins Court              Torrance, CA                     106            599        27
20817-19 S. Western Ave.            Torrance, CA                      95            541        30
20904-06 Higgins Court              Torrance, CA                      95            541        27
20909-11 S. Western Ave.            Torrance, CA                      95            541        26
20915-17 S. Western Ave.            Torrance, CA                      95            541        25
20908-10 Higgins Court              Torrance, CA                      96            541        25
20914-16 Higgins Court              Torrance, CA                      80            452        38

LOUISVILLE
9001 Cane Run Road                 Louisville, KY                    524              -     5,577
9101 Cane Road                     Louisville, KY                    973              -     5,099

MILWAUKEE
N25 W23050 Paul Road                Pewaukee, WI                     474          2,723       285
N25 W23255 Paul Road            Waukesha County, WI                  571          3,270         8
N27 W23293 Roundy Drive         Waukesha County, WI                  412          2,837         1
6523 N. Sydney Place               Milwaukee, WI                     172            976       160
8800 W Bradley                     Milwaukee, WI                     375          2,125       136
4560 N. 124th Street               Wauwatosa, WI                     118            667        84
12221 W. Feerick Street            Wauwatosa, WI                     210          1,190       172
4410-80 North 132nd Street           Butler, WI                      355              -     4,023

MINNEAPOLIS
2700 Freeway Boulevard          Brooklyn Center, MN     (c)          392          2,318       620
6507-6545 Cecilia Circle          Bloomington, MN                    357          1,320       768
1275 Corporate Center Drive          Eagan, MN                        80            357        70
1279 Corporate Center Drive          Eagan, MN                       105            357        98
6201 West 111th Street            Bloomington, MN                  1,358          8,622     3,756
6403-6545 Cecilia Drive           Bloomington, MN                    366          1,363       713
6925-6943 Washington Avenue          Edina, MN                       117            504       886
6955-6973 Washington Avenue          Edina, MN                       117            486       525
7251-7279 Washington Avenue          Edina, MN                       129            382       460
7301-7329 Washington Avenue          Edina, MN                       174            391       529
7101 Winnetka Avenue North       Brooklyn Park, MN                 2,195          6,084     2,104
7600 Golden Triangle Drive        Eden Prairie, MN                   566          1,394     1,565
9901 West 74th Street             Eden Prairie, MN                   621          3,289     2,945
11201 Hampshire Avenue South      Bloomington, MN                    495          1,035       859
12220-12222 Nicollet Avenue        Burnsville, MN                    105            425       289



                                        GROSS AMOUNT CARRIED
                                     AT CLOSE OF PERIOD 12/31/01
                                -----------------------------------------        ACCUMULATED
                                              BUILDING AND                       DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                LAND          IMPROVEMENTS          TOTAL          12/31/01     RENOVATED   LIVES (YEARS)
----------------                ----          -------------         -----        ------------  -----------  -------------
1425 Sadlier Circle E Dr              23              144                 167            21    1971/1992        (q)
1230 Brookville Way                  109              629                 738            93       1995          (q)
6951 E 30th St                       265            1,728               1,993           305       1995          (q)
6701 E 30th St                        82              479                 561            70       1992          (q)
6737 E 30th St                       398            2,454               2,852           382       1995          (q)
1225 Brookville Way                   68              401                 469            46       1997          (q)
6555 E 30th St                       484            6,185               6,669         1,252    1969/1981        (q)
2432-2436 Shadeland                  230            1,477               1,707           207       1968          (q)
8402-8440 E 33rd St                  230            1,563               1,793           236       1977          (q)
8520-8630 E 33rd St                  336            2,259               2,595           322       1976          (q)
8710-8768 E 33rd St                  187            1,324               1,511           184       1979          (q)
3316-3346 N. Pagosa Court            335            2,146               2,481           335       1977          (q)
3331 Raton Court                     138              883               1,021           115       1979          (q)
4430 Airport Expressway            1,237            8,398               9,635         1,259       1970          (q)
6751 E 30th St                       741            2,970               3,711           318       1997          (q)
9200 East 146th Street               216            2,437               2,653           280       1961          (q)
9210 East 146th Street               315              893               1,208            58       1978          (q)
6575 East 30th Street                128            2,089               2,217           201       1998          (q)
6585 East 30th Street                196            3,332               3,528           428       1998          (q)
6635 East 30th Street                  -            2,931               2,931            81       1998          (q)
5902 Decatur Blvd                  2,549           17,100              19,649           212       2000          (q)
9910 North by Northeast Blvd         669            3,791               4,460            63       1994          (q)

LONG ISLAND
10 Edison Street                     183            1,096               1,279           110       1971          (q)
5 Sidney Court                       120              757                 877            76    1962/1992        (q)
160 Engineer Drive                    85              561                 646            75       1966          (q)
260 Engineers Drive                  274            1,874               2,148           171       1966          (q)
87-119 Engineers Dr (j)              233            1,401               1,634           116       1966          (q)
950-970 South Broadway               250            1,704               1,954           204       1966          (q)

LOS ANGELES
5220 Fourth Street                   274            1,574               1,848            52       2000          (q)
15705 Arrow Highway                  160              915               1,075            31       1987          (q)
15709 Arrow Highway                  228            1,296               1,524            40       1987          (q)
6407-6419 Alondra Blvd.              140              797                 937            25       1985          (q)
6423-6431 Alondra Blvd.              118              676                 794            22       1985          (q)
15101-15141 S. Figueroa St. (j)    1,175            6,829               8,004           154       1982          (q)
20816-18 Higgins Court                75              445                 520             8       1981          (q)
21136 South Wilmington Ave         1,246            7,065               8,311            74       1989          (q)
1830 W. 208th Street                 103              602                 705            11       1981          (q)
20807-09 Higgins Court               107              622                 729            11       1981          (q)
20801-03 Higgins Court               107              625                 732            12       1981          (q)
20817-19 S. Western Ave.              97              569                 666            11       1981          (q)
20904-06 Higgins Court                97              566                 663            11       1981          (q)
20909-11 S. Western Ave.              97              565                 662            10       1981          (q)
20915-17 S. Western Ave.              97              564                 661            10       1981          (q)
20908-10 Higgins Court                97              565                 662            10       1981          (q)
20914-16 Higgins Court                81              489                 570             9       1981          (q)

LOUISVILLE
9001 Cane Run Road                   560            5,541               6,101           511       1998          (q)
9101 Cane Road                         -            6,072               6,072            52       2000          (q)

MILWAUKEE
N25 W23050 Paul Road                 474            3,008               3,482           556       1989          (q)
N25 W23255 Paul Road                 571            3,278               3,849           614       1987          (q)
N27 W23293 Roundy Drive              412            2,838               3,250           531       1989          (q)
6523 N. Sydney Place                 176            1,132               1,308           176       1978          (q)
8800 W Bradley                       388            2,248               2,636           312       1982          (q)
4560 N. 124th Street                 129              740                 869            85       1976          (q)
12221 W. Feerick Street              221            1,351               1,572           148       1971          (q)
4410-80 North 132nd Street           359            4,019               4,378            98       1999          (q)

MINNEAPOLIS
2700 Freeway Boulevard               415            2,915               3,330           604       1981          (q)
6507-6545 Cecilia Circle             386            2,059               2,445         1,058       1981          (q)
1275 Corporate Center Drive           93              414                 507           178       1990          (q)
1279 Corporate Center Drive          109              451                 560           199       1990          (q)
6201 West 111th Street             1,499           12,237              13,736         3,811       1987          (q)
6403-6545 Cecilia Drive              395            2,047               2,442         1,076       1980          (q)
6925-6943 Washington Avenue          237            1,270               1,507           850       1972          (q)
6955-6973 Washington Avenue          207              921               1,128           736       1972          (q)
7251-7279 Washington Avenue          182              789                 971           631       1972          (q)
7301-7329 Washington Avenue          193              901               1,094           922       1972          (q)
7101 Winnetka Avenue North         2,228            8,155              10,383         3,722       1990          (q)
7600 Golden Triangle Drive           615            2,910               3,525         1,512       1989          (q)
9901 West 74th Street                639            6,216               6,855         1,975     1983/88         (q)
11201 Hampshire Avenue South         502            1,887               2,389           967       1986          (q)
12220-12222 Nicollet Avenue          114              705                 819           262     1989/90         (q)

                                                                                            COSTS
                                                                                         CAPITALIZED
                                                                                        SUBSEQUENT TO
                                                                          (b)           ACQUISITION OR
                                                                     INITIAL COST         COMPLETION
                                      LOCATION          (a)      ---------------------  AND VALUATION
BUILDING ADDRESS                    (CITY/STATE)   ENCUMBRANCES  LAND       BUILDINGS     PROVISION
----------------                    ------------   ------------  -----     -----------  -------------
12250-12268 Nicollet Avenue        Burnsville, MN                    260          1,054       224
12224-12226 Nicollet Avenue        Burnsville, MN                    190            770       155
980 Lone Oak Road                 Minneapolis, MN                    683          4,103       789
990 Lone Oak Road                 Minneapolis, MN                    883          5,575       889
1030 Lone Oak Road                Minneapolis, MN                    456          2,703       118
1060 Lone Oak Road                Minneapolis, MN                    624          3,700       523
5400 Nathan Lane                  Minneapolis, MN                    749          4,461       318
6464 Sycamore Court               Minneapolis, MN                    457          2,730       118
10120 W 76th Street               Eden Prairie, MN                   315          1,804     1,259
7615 Golden Triangle              Eden Prairie, MN                   268          1,532       963
7625 Golden Triangle              Eden Prairie, MN                   415          2,375       698
2605 Fernbrook Lane North           Plymouth, MN                     443          2,533       419
12155 Nicollet Ave.                Burnsville, MN                    286              -     1,886
6655 Wedgewood Road               Maple Grove, MN                  1,466          8,342     3,052
900 Apollo Road                      Eagan, MN                     1,029          5,855     1,105
7316 Aspen Lane North               Brooklyn, MN                     368          2,156       803
953 Westgate Drive                Minneapolis, MN                    193          1,178        72
73rd Avenue North                Brooklyn Park, MN                   504          2,856       135
1905 W Country Road C              Roseville, MN                     402          2,278        69
2720 Arthur Street                 Roseville, MN                     824          4,671        78
10205 51st Avenue North             Plymouth, MN                     180          1,020        70
4100 Peavey Road                     Chaska, MN                      399          2,261       635
11300 Hamshire Ave South          Bloomington, MN                    527          2,985     1,633
375 Rivertown Drive                 Woodbury, MN                   1,083          6,135     2,741
5205 Highway 169                    Plymouth, MN                     446          2,525     1,056
6451-6595 Citywest Parkway        Eden Prairie, MN                   525          2,975       762
7500-7546 Washington Square       Eden Prairie, MN                   229          1,300        76
7550-7558 Washington Square       Eden Prairie, MN                   153            867        42
5240-5300 Valley Industrial
  Blvd S                          Eden Prairie, MN                   362          2,049       748
7125 Northland Terrace           Brooklyn Park, MN                   660          3,740       724
6900 Shady Oak Road               Eden Prairie, MN                   310          1,756       430
6477-6525 City West Parkway       Eden Prairie, MN                   810          4,590       224
1157 Valley Park Drive              Shakopee, MN                     760              -     6,067
500-530 Kasota Avenue SE          Minneapolis, MN                    415          2,354       633
770-786 Kasota Avenue SE          Minneapolis, MN                    333          1,888       461
800 Kasota Avenue SE              Minneapolis, MN                    524          2,971       618
2530-2570 Kasota Avenue             St. Paul, MN                     407          2,308       706
504 Malcolm Ave SE                Minneapolis, MN                    757              -     6,113
5555 12th Avenue East               Shakopee, MN                   1,157              -     3,388

NASHVILLE
1621 Heil Quaker Boulevard         Nashville, TN        (c)          413          2,383       682
417 Harding Industrial Drive       Nashville, TN                     763          4,965     1,083
3099 Barry Drive                    Portland, TN                     418          2,368        57
3150 Barry Drive                    Portland, TN                     941          5,333       289
5599 Highway 31 West                Portland, TN                     564          3,196        71
1650 Elm Hill Pike                 Nashville, TN                     329          1,867       128
1102 Appleton Drive                Nashville, TN                     154            873        16
1920 Air Lane Drive                Nashville, TN                     250          1,411        81
1931 Air Lane Drive                Nashville, TN                     491          2,785       227
470 Metroplex Drive (j)            Nashville, TN                     619          3,507     1,223
1150 Antiock Pike                  Nashville, TN                     661          3,748        59
4640 Cummings Park                 Nashville, TN                     360          2,040       108
211 Nesbitt North                  Nashville, TN                     399          2,261        32
211 Nesbitt South                  Nashville, TN                     400          2,266       106
211 Nesbitt West                   Nashville, TN                     217          1,232        20
556 Metroplex Drive                Nashville, TN                     227          1,285        28

NORTHERN NEW JERSEY
60 Ethel Road West                 Piscataway, NJ                    252          1,426       321
70 Ethel Road West                 Piscataway, NJ                    431          2,443       396
140 Hanover Avenue                  Hanover, NJ                      457          2,588       368
601-629 Montrose Avenue         South Plainfield, NJ                 487          2,762       571
9 Princess Road                  Lawrenceville, NJ                   221          1,254       108
11 Princess Road                 Lawrenceville, NJ                   491          2,780       306
15 Princess Road                 Lawrenceville, NJ                   234          1,328       287
17 Princess Road                 Lawrenceville, NJ                   342          1,936        79
220 Hanover Avenue                  Hanover, NJ                    1,361          7,715       601
244 Shefield Street               Mountainside, NJ                   201          1,141       294
30 Troy Road                        Hanover, NJ                      128            727       112
15 Leslie Court                     Hanover, NJ                      126            716        42
20 Leslie Court                     Hanover, NJ                       84            474        32
25 Leslie Court                     Hanover, NJ                      512          2,899       436
130 Algonquin Parkway               Hanover, NJ                      157            888        75
150 Algonquin Parkway               Hanover, NJ                       85            479       131
55 Locust Avenue                    Roseland, NJ                     535          3,034       204
31 West Forest Street (j)          Englewood, NJ                     941          5,333       865
25 World's Fair Drive               Franklin, NJ                     285          1,616        88
14 World's Fair Drive               Franklin, NJ                     483          2,735       453
16 World's Fair Drive               Franklin, NJ                     174            988       191


                                        GROSS AMOUNT CARRIED
                                     AT CLOSE OF PERIOD 12/31/01
                                -----------------------------------------        ACCUMULATED
                                              BUILDING AND                       DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                LAND          IMPROVEMENTS          TOTAL          12/31/01     RENOVATED   LIVES (YEARS)
----------------                ----          -------------         -----        ------------  -----------  -------------
12250-12268 Nicollet Avenue            296            1,242               1,538           537     1989/90         (q)
12224-12226 Nicollet Avenue            207              908               1,115           398     1989/90         (q)
980 Lone Oak Road                      683            4,892               5,575         1,223       1992          (q)
990 Lone Oak Road                      873            6,474               7,347         1,536       1989          (q)
1030 Lone Oak Road                     456            2,821               3,277           567       1988          (q)
1060 Lone Oak Road                     624            4,223               4,847           941       1988          (q)
5400 Nathan Lane                       749            4,779               5,528           871       1990          (q)
6464 Sycamore Court                    457            2,848               3,305           617       1990          (q)
10120 W 76th Street                    315            3,063               3,378           405       1987          (q)
7615 Golden Triangle                   268            2,495               2,763           609       1987          (q)
7625 Golden Triangle                   415            3,073               3,488           576       1987          (q)
2605 Fernbrook Lane North              445            2,950               3,395           712       1987          (q)
12155 Nicollet Ave.                    288            1,884               2,172           313       1995          (q)
6655 Wedgewood Road                  1,466           11,394              12,860         1,505       1989          (q)
900 Apollo Road                      1,030            6,959               7,989         1,100       1970          (q)
7316 Aspen Lane North                  377            2,950               3,327           500       1978          (q)
953 Westgate Drive                     193            1,250               1,443           245       1991          (q)
73rd Avenue North                      512            2,983               3,495           423       1995          (q)
1905 W Country Road C                  410            2,339               2,749           336       1993          (q)
2720 Arthur Street                     832            4,741               5,573           681       1995          (q)
10205 51st Avenue North                187            1,083               1,270           164       1990          (q)
4100 Peavey Road                       415            2,880               3,295           490       1988          (q)
11300 Hamshire Ave South               541            4,604               5,145           706       1983          (q)
375 Rivertown Drive                  1,503            8,456               9,959           951       1996          (q)
5205 Highway 169                       739            3,288               4,027           534       1960          (q)
6451-6595 Citywest Parkway             538            3,724               4,262           772       1984          (q)
7500-7546 Washington Square            235            1,370               1,605           176       1975          (q)
7550-7558 Washington Square            157              905               1,062           117       1973          (q)
5240-5300 Valley Industrial
  Blvd S                               371            2,788               3,159           387       1975          (q)
7125 Northland Terrace                 767            4,357               5,124           513       1996          (q)
6900 Shady Oak Road                    340            2,156               2,496           236       1980          (q)
6477-6525 City West Parkway            819            4,805               5,624           543       1984          (q)
1157 Valley Park Drive                 888            5,939               6,827           335       1997          (q)
500-530 Kasota Avenue SE               432            2,970               3,402           270       1976          (q)
770-786 Kasota Avenue SE               347            2,335               2,682           206       1976          (q)
800 Kasota Avenue SE                   597            3,516               4,113           349       1976          (q)
2530-2570 Kasota Avenue                465            2,956               3,421           390       1976          (q)
504 Malcolm Ave SE                     936            5,934               6,870           170       1976          (q)
5555 12th Avenue East                  588            3,957               4,545           166       2000          (q)

NASHVILLE
1621 Heil Quaker Boulevard             430            3,048               3,478           568       1975          (q)
417 Harding Industrial Drive           763            6,048               6,811         1,673       1972          (q)
3099 Barry Drive                       421            2,422               2,843           319       1995          (q)
3150 Barry Drive                       980            5,583               6,563           736       1993          (q)
5599 Highway 31 West                   571            3,260               3,831           427       1995          (q)
1650 Elm Hill Pike                     332            1,992               2,324           236       1984          (q)
1102 Appleton Drive                    154              889               1,043           100       1984          (q)
1920 Air Lane Drive                    251            1,491               1,742           183       1985          (q)
1931 Air Lane Drive                    496            3,007               3,503           392       1984          (q)
470 Metroplex Drive (j)                626            4,723               5,349           599       1986          (q)
1150 Antiock Pike                      669            3,799               4,468           408       1987          (q)
4640 Cummings Park                     365            2,143               2,508           136       1986          (q)
211 Nesbitt North                      404            2,288               2,692           114       1983          (q)
211 Nesbitt South                      405            2,367               2,772           151       1983          (q)
211 Nesbitt West                       220            1,249               1,469            62       1985          (q)
556 Metroplex Drive                    231            1,309               1,540            20       1983          (q)

NORTHERN NEW JERSEY
60 Ethel Road West                     264            1,735               1,999           203       1982          (q)
70 Ethel Road West                     451            2,819               3,270           315       1979          (q)
140 Hanover Avenue                     469            2,944               3,413           523    1964/1988        (q)
601-629 Montrose Avenue                512            3,308               3,820           397       1974          (q)
9 Princess Road                        234            1,349               1,583           163       1985          (q)
11 Princess Road                       516            3,061               3,577           381       1985          (q)
15 Princess Road                       247            1,602               1,849           330       1986          (q)
17 Princess Road                       345            2,012               2,357           256       1986          (q)
220 Hanover Avenue                   1,420            8,257               9,677           948       1987          (q)
244 Shefield Street                    210            1,426               1,636           199    1965/1986        (q)
30 Troy Road                           134              833                 967           104       1972          (q)
15 Leslie Court                        132              752                 884            84       1971          (q)
20 Leslie Court                         88              502                 590            56       1974          (q)
25 Leslie Court                        526            3,321               3,847           362       1975          (q)
130 Algonquin Parkway                  163              957               1,120           106       1973          (q)
150 Algonquin Parkway                   89              606                 695            62       1973          (q)
55 Locust Avenue                       560            3,213               3,773           358       1980          (q)
31 West Forest Street (j)              975            6,164               7,139           777       1978          (q)
25 World's Fair Drive                  297            1,692               1,989           190       1986          (q)
14 World's Fair Drive                  503            3,168               3,671           405       1980          (q)
16 World's Fair Drive                  183            1,170               1,353           122       1981          (q)

                                                                                            COSTS
                                                                                         CAPITALIZED
                                                                                        SUBSEQUENT TO
                                                                          (b)           ACQUISITION OR
                                                                     INITIAL COST         COMPLETION
                                      LOCATION          (a)      ---------------------  AND VALUATION
BUILDING ADDRESS                    (CITY/STATE)   ENCUMBRANCES  LAND       BUILDINGS     PROVISION
----------------                    ------------   ------------  -----     -----------  -------------
18 World's Fair Drive               Franklin, NJ                     123            699        45
23 World's Fair Drive               Franklin, NJ                     134            758       111
12 World's Fair Drive               Franklin, NJ                     572          3,240       348
49 Napoleon Court                   Franklin, NJ                     230          1,306        69
50 Napoleon Court                   Franklin, NJ                     149            842        41
22 World's Fair Drive               Franklin, NJ                     364          2,064       290
26 World's Fair Drive               Franklin, NJ                     361          2,048       176
24 World's Fair Drive               Franklin, NJ                     347          1,968       281
12 Wright Way                       Oakland, NJ                      410          2,321       110
155 Pierce Street                   Sumerset, NJ                       3              -     3,171
20 World's Fair Drive Lot 13        Sumerset, NJ                       9              -     2,125
10 New Maple Road                  Pine Brook, NJ                  2,250         12,750       166
60 Chapin Road                     Pine Brook, NJ                  2,123         12,028     1,288
45 Route 46                        Pine Brook, NJ                    969          5,491       249
43 Route 46                        Pine Brook, NJ                    474          2,686       205
39 Route 46                        Pine Brook, NJ                    260          1,471        87
26 Chapin Road                     Pine Brook, NJ                    956          5,415       126
30 Chapin Road                     Pine Brook, NJ                    960          5,440       219
20 Hook Mountain Road              Pine Brook, NJ                  1,507          8,542       953
30 Hook Mountain Road              Pine Brook, NJ                    389          2,206       298
55 Route 46                        Pine Brook, NJ                    396          2,244        83
16 Chapin Rod                      Pine Brook, NJ                    885          5,015       125
20 Chapin Road                     Pine Brook, NJ                  1,134          6,426       162
400 Raritan Center Parkway           Edison, NJ                      829          4,722        54
300 Columbus Circle                  Edison, NJ                    1,257          7,122        83

PHILADELPHIA
212 Welsh Pool Road                  Exton, PA                       160            886       140
230-240 Welsh Pool Road              Exton, PA                       154            851       150
264 Welsh Pool Road                  Exton, PA                       147            811       135
254 Welsh Pool Road                  Exton, PA                       152            842       418
256 Welsh Pool Road                  Exton, PA                        82            452       273
213 Welsh Pool Road                  Exton, PA                       149            827       258
251 Welsh Pool Road                  Exton, PA                       144            796       113
253-255 Welsh Pool Road              Exton, PA                       113            626       110
151-161 Philips Road                 Exton, PA                       191          1,059       225
210 Philips Road                     Exton, PA                       182          1,005       226
215 Welsh Pool Road                  Exton, PA                        67            372       182
217 Welsh Pool Road                  Exton, PA                        64            357        62
216 Philips Road                     Exton, PA                       199          1,100       268
202 Philips Road                     Exton, PA                       174            966       196
110 Thousand Oaks Blvd             Morgantown, PA                    416          2,300     1,408
20 McDonald Blvd                     Aston, PA                       184          1,016        54
30 McDonald Blvd                     Aston, PA                       135            748       265
219 Welsh Pool Road                  Exton, PA                       122            678        53
2994-96 Samuel Drive                Bensalem, PA                     952          5,396       223
964 Postal Road                      Lehigh, PA                      215          1,216        62
966 Postal Road                      Lehigh, PA                      268          1,517        77
999 Postal Road                      Lehigh, PA                      439          2,486       167
7331 William Avenue                  Lehigh, PA                      311          1,764        90
7346 Penn Drive                      Lehigh, PA                      413          2,338       121
7350 William Ave.                    Lehigh, PA                      552          3,128       251
7377 William Ave.                    Lehigh, PA                      290          1,645        84
7072 Snow Drift                      Lehigh, PA                      288          1,632       313

PHOENIX
4655 McDowell                       Phoenix, AZ                      352              -     2,541
1045 South Edward Drive              Tempe, AZ                       390          2,160        47

PORTLAND
5687 International Way (l)         Milwaukee, OR                     430          2,385       219
5795 SW Jean Road (k)             Lake Oswego, OR                    427          2,362       320
12130 NE Ainsworth Circle (j)       Portland, OR                     523          2,898       285
5509 NW 122nd Ave (j)              Milwaukee, OR        (i)          244          1,351        57
6105-6113 NE 92nd Avenue (l)        Portland, OR                     884          4,891       677
8727 NE Marx Drive (k)              Portland, OR                     580          3,210       539
3388 SE 20th St.                    Portland, OR                      73            405        42
5962-5964 NE 87th Ave               Portland, OR                      72            398        40
11620 NE Ainsworth Circle           Portland, OR                     152            839        32
11824 NE Ainsworth Circle           Portland, OR                     166            916        80
12124 NE Ainsworth Circle           Portland, OR                     207          1,148        50
2715 SE Raymond                     Portland, OR                     159            880        50
1645 NE 72nd Ave                    Portland, OR                     116            641        38
1630 SE 8th Ave.                    Portland, OR                     140            775        27
2443 SE 4th Ave.                    Portland, OR                     157            870        44
11632 NE Ainsworth Circle           Portland, OR                     799          4,422       939
14699 NE Airport Way                Portland, OR                     242          1,340        46

SALT LAKE
2255 South 300 West (o)          Salt Lake City, UT                  618          3,504       214


                                        GROSS AMOUNT CARRIED
                                     AT CLOSE OF PERIOD 12/31/01
                                -----------------------------------------          ACCUMULATED
                                              BUILDING AND                         DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                LAND          IMPROVEMENTS          TOTAL            12/31/01     RENOVATED   LIVES (YEARS)
----------------                ----          -------------         -----          ------------  -----------  -------------
18 World's Fair Drive                 129              738                 867            83       1982          (q)
23 World's Fair Drive                 140              863               1,003           104       1982          (q)
12 World's Fair Drive                 593            3,567               4,160           389       1981          (q)
49 Napoleon Court                     238            1,367               1,605           144       1982          (q)
50 Napoleon Court                     154              878               1,032            90       1982          (q)
22 World's Fair Drive                 375            2,343               2,718           310       1983          (q)
26 World's Fair Drive                 377            2,208               2,585           261       1984          (q)
24 World's Fair Drive                 362            2,234               2,596           261       1984          (q)
12 Wright Way                         424            2,417               2,841           272       1981          (q)
155 Pierce Street                       3            3,171               3,174            31       1999          (q)
20 World's Fair Drive Lot 13            9            2,125               2,134           130       1999          (q)
10 New Maple Road                   2,272           12,894              15,166           403    1973/1999        (q)
60 Chapin Road                      2,143           13,296              15,439           460    1977/2000        (q)
45 Route 46                           978            5,731               6,709           195    1974/1987        (q)
43 Route 46                           479            2,886               3,365            87    1974/1987        (q)
39 Route 46                           262            1,556               1,818            47       1970          (q)
26 Chapin Road                        965            5,532               6,497           172       1983          (q)
30 Chapin Road                        969            5,650               6,619           189       1983          (q)
20 Hook Mountain Road               1,534            9,468              11,002           275    1972/1984        (q)
30 Hook Mountain Road                 396            2,497               2,893            73    1972/1987        (q)
55 Route 46                           403            2,320               2,723            76    1978/1994        (q)
16 Chapin Rod                         901            5,124               6,025           160       1987          (q)
20 Chapin Road                      1,154            6,568               7,722           204       1987          (q)
400 Raritan Center Parkway            837            4,768               5,605            10       1983          (q)
300 Columbus Circle                 1,269            7,193               8,462            15       1983          (q)

PHILADELPHIA
212 Welsh Pool Road                   176            1,010               1,186            94       1975          (q)
230-240 Welsh Pool Road               170              985               1,155            99       1975          (q)
264 Welsh Pool Road                   157              936               1,093           107       1975          (q)
254 Welsh Pool Road                   184            1,228               1,412           165       1975          (q)
256 Welsh Pool Road                    94              713                 807            67       1975          (q)
213 Welsh Pool Road                   173            1,061               1,234           123       1975          (q)
251 Welsh Pool Road                   159              894               1,053            84       1975          (q)
253-255 Welsh Pool Road               125              724                 849            81       1975          (q)
151-161 Philips Road                  217            1,258               1,475           119       1975          (q)
210 Philips Road                      198            1,215               1,413           169       1975          (q)
215 Welsh Pool Road                    80              541                 621           111       1975          (q)
217 Welsh Pool Road                    71              412                 483            38       1975          (q)
216 Philips Road                      220            1,347               1,567           139       1985          (q)
202 Philips Road                      207            1,129               1,336           104       1972          (q)
110 Thousand Oaks Blvd                464            3,660               4,124           460       1987          (q)
20 McDonald Blvd                      192            1,062               1,254            88       1988          (q)
30 McDonald Blvd                      160              988               1,148           101       1988          (q)
219 Welsh Pool Road                   125              728                 853            43       1980          (q)
2994-96 Samuel Drive                  981            5,590               6,571           267       1974          (q)
964 Postal Road                       224            1,269               1,493            24       1986          (q)
966 Postal Road                       279            1,583               1,862            30       1987          (q)
999 Postal Road                       458            2,634               3,092            49       1988          (q)
7331 William Avenue                   325            1,840               2,165            34       1989          (q)
7346 Penn Drive                       430            2,442               2,872            46       1988          (q)
7350 William Ave.                     576            3,355               3,931            61       1989          (q)
7377 William Ave.                     303            1,716               2,019            32       1989          (q)
7072 Snow Drift                       300            1,933               2,233            34       1975          (q)

PHOENIX
4655 McDowell                         370            2,523               2,893            76       2000          (q)
1045 South Edward Drive               394            2,203               2,597           138       1976          (q)

PORTLAND
5687 International Way (l)            439            2,595               3,034           252       1974          (q)
5795 SW Jean Road (k)                 433            2,676               3,109           238       1985          (q)
12130 NE Ainsworth Circle (j)         531            3,175               3,706           286       1986          (q)
5509 NW 122nd Ave (j)                 248            1,404               1,652           124       1995          (q)
6105-6113 NE 92nd Avenue (l)          954            5,498               6,452           451       1978          (q)
8727 NE Marx Drive (k)                602            3,727               4,329           334       1987          (q)
3388 SE 20th St.                       76              444                 520            42       1981          (q)
5962-5964 NE 87th Ave                  75              435                 510            36       1979          (q)
11620 NE Ainsworth Circle             155              868               1,023            74       1992          (q)
11824 NE Ainsworth Circle             169              993               1,162            87       1992          (q)
12124 NE Ainsworth Circle             212            1,193               1,405           101       1984          (q)
2715 SE Raymond                       163              926               1,089            78       1971          (q)
1645 NE 72nd Ave                      119              676                 795            57       1972          (q)
1630 SE 8th Ave.                      144              798                 942            68       1968          (q)
2443 SE 4th Ave.                      161              910               1,071            77       1964          (q)
11632 NE Ainsworth Circle             925            5,235               6,160           412       1990          (q)
14699 NE Airport Way                  247            1,381               1,628           117       1998          (q)

SALT LAKE
2255 South 300 West (o)               612            3,724               4,336           386       1980          (q)

                                                                                            COSTS
                                                                                         CAPITALIZED
                                                                                        SUBSEQUENT TO
                                                                          (b)           ACQUISITION OR
                                                                     INITIAL COST         COMPLETION
                                      LOCATION          (a)      ---------------------  AND VALUATION
BUILDING ADDRESS                    (CITY/STATE)   ENCUMBRANCES  LAND       BUILDINGS     PROVISION
----------------                    ------------   ------------  -----     -----------  -------------
512 Lawndale Drive (p)           Salt Lake City, UT                2,779         15,749     2,104
1270 West 2320 South              West Valley, UT                    138            784       129
1275 West 2240 South              West Valley, UT                    395          2,241        94
1288 West 2240 South              West Valley, UT                    119            672        71
2235 South 1300 West              West Valley, UT                    198          1,120       247
1293 West 2200 South              West Valley, UT                    158            896       141
1279 West 2200 South              West Valley, UT                    198          1,120        55
1272 West 2240 South              West Valley, UT                    336          1,905       318
1149 West 2240 South              West Valley, UT                    217          1,232        58
1142 West 2320 South              West Valley, UT                    217          1,232       242
1152 West 2240 South              West Valley, UT                  2,067              -     3,964

SOUTHERN NEW JERSEY
2-5 North Olnev Ave.              Cherry Hill, NJ                    284          1,524       105
2 Springdale Road                 Cherry Hill, NJ                    127            701        87
4 Springdale Road (j)             Cherry Hill, NJ                    335          1,853       565
8 Springdale Road                 Cherry Hill, NJ                    259          1,436       287
1 Esterbrook Lane                 Cherry Hill, NJ                     43            238        23
16 Springdale Road                Cherry Hill, NJ                    241          1,336       111
5 Esterbrook Lane                 Cherry Hill, NJ                    241          1,336       207
2 Pin Oak Lane                    Cherry Hill, NJ                    317          1,757       248
6 Esterbrook Lane                 Cherry Hill, NJ                    165            914        26
3 Computer Drive                  Cherry Hill, NJ                    500          2,768       265
28 Springdale Road                Cherry Hill, NJ                    192          1,060        76
3 Esterbrook Lane                 Cherry Hill, NJ                    199          1,102       355
4 Esterbrook Lane                 Cherry Hill, NJ                    234          1,294        24
26 Springdale Road                Cherry Hill, NJ                    227          1,257       238
1 Keystone Ave.                   Cherry Hill, NJ                    227          1,223       575
1919 Springdale Road              Cherry Hill, NJ                    232          1,286        53
21 Olnev Ave.                     Cherry Hill, NJ                     69            380        58
19 Olnev Ave.                     Cherry Hill, NJ                    202          1,119       963
2 Keystone Ave.                   Cherry Hill, NJ                    216          1,194       336
18 Olnev Ave.                     Cherry Hill, NJ                    250          1,382        67
22 Springdale Road                Cherry Hill, NJ                    526          2,914       973
55 Carnegie Drive                 Cherry Hill, NJ                    550          3,047       133
57 Carnegie Drive                 Cherry Hill, NJ                    739          4,109       220
111 Whittendale Drive              Morristown, NJ                    515          2,916         5
9 Whittendale                      Morristown, NJ                    337          1,911        39

ST. LOUIS
8921-8957 Frost Avenue             Hazelwood, MO        (c)          431          2,479        33
9043-9083 Frost Avenue             Hazelwood, MO        (c)          319          1,838       647
2121 Chapin Industrial Drive      Vinita Park, MO                    606          4,384     1,254
10431-10449 Midwest
  Industrial Blvd                   Olivette, MO                     237          1,360       545
10751 Midwest Industrial
  Boulevard                         Olivette, MO                     193          1,119        67
11652-11666 Fairgrove
  Industrial Blvd                  St. Louis, MO                     103            599       141
11674-11688 Fairgrove
  Industrial Blvd                  St. Louis, MO                     118            689        39
6951 N Hanley (j)                  Hazelwood, MO                     405          2,295     1,717
4560 Anglum Road                   Hazelwood, MO                     150            849       216
2760 South 1st Street              St. Louis, MO                     800              -     4,720

TAMPA
6614 Adamo Drive                     Tampa, FL                       177          1,005        54
6204 Benjamin Road                   Tampa, FL                       432          2,445       260
6206 Benjamin Road                   Tampa, FL                       397          2,251       202
6302 Benjamin Road                   Tampa, FL                       214          1,212       152
6304 Benjamin Road                   Tampa, FL                       201          1,138       163
6306 Benjamin Road                   Tampa, FL                       257          1,457       382
6308 Benjamin Road                   Tampa, FL                       345          1,958       197
5313 Johns Road                      Tampa, FL                       204          1,159        94
5602 Thompson Center Court           Tampa, FL                       115            652       117
5411 Johns Road                      Tampa, FL                       230          1,304       175
5525 Johns Road                      Tampa, FL                       192          1,086        66
5607 Johns Road                      Tampa, FL                       102            579        61
5709 Johns Road                      Tampa, FL                       192          1,086       135
5711 Johns Road                      Tampa, FL                       243          1,376       172
5453 W Waters Avenue                 Tampa, FL                        71            402        81
5455 W Waters Avenue                 Tampa, FL                       307          1,742       175
5553 W Waters Avenue                 Tampa, FL                       307          1,742       193
5501 W Waters Avenue                 Tampa, FL                       154            871        77
5503 W Waters Avenue                 Tampa, FL                        71            402        48
5555 W Waters Avenue                 Tampa, FL                       213          1,206        75
5557 W Waters Avenue                 Tampa, FL                        59            335        32
5463 W. Waters Ave                   Tampa, FL          (h)          497          2,751       452
5903 Johns Road                      Tampa, FL                        88            497        69
4107 N Himes Avenue                  Tampa, FL                       568          3,220       287
5461 W. Waters Ave                   Tampa, FL                       261                    1,157
5471 W. Waters                       Tampa, FL                       572            798        88
5505 Johns Road #7                   Tampa, FL                       228              -     1,379
8110 Anderson Road                   Tampa, FL                       644              -     3,673


                                        GROSS AMOUNT CARRIED
                                     AT CLOSE OF PERIOD 12/31/01
                                -----------------------------------------          ACCUMULATED
                                              BUILDING AND                         DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                LAND          IMPROVEMENTS          TOTAL            12/31/01     RENOVATED   LIVES (YEARS)
----------------                ----          -------------         -----          ------------  -----------  -------------
512 Lawndale Drive (p)                2,774           17,858              20,632         2,016       1981          (q)
1270 West 2320 South                    143              908               1,051            94       1986          (q)
1275 West 2240 South                    408            2,322               2,730           230       1986          (q)
1288 West 2240 South                    123              739                 862            79       1986          (q)
2235 South 1300 West                    204            1,361               1,565           143       1986          (q)
1293 West 2200 South                    163            1,032               1,195           113       1986          (q)
1279 West 2200 South                    204            1,169               1,373           117       1986          (q)
1272 West 2240 South                    347            2,212               2,559           221       1986          (q)
1149 West 2240 South                    225            1,282               1,507           127       1986          (q)
1142 West 2320 South                    225            1,466               1,691           174       1987          (q)
1152 West 2240 South                  2,114            3,917               6,031           331       1999          (q)

SOUTHERN NEW JERSEY
2-5 North Olnev Ave.                    282            1,631               1,913           147       1963          (q)
2 Springdale Road                       126              789                 915            67       1968          (q)
4 Springdale Road (j)                   332            2,421               2,753           223       1963          (q)
8 Springdale Road                       258            1,724               1,982           148       1966          (q)
1 Esterbrook Lane                        43              261                 304            23       1965          (q)
16 Springdale Road                      240            1,448               1,688           130       1967          (q)
5 Esterbrook Lane                       240            1,544               1,784           132       1966          (q)
2 Pin Oak Lane                          314            2,008               2,322           190       1968          (q)
6 Esterbrook Lane                       164              941               1,105            88       1966          (q)
3 Computer Drive                        492            3,041               3,533           284       1966          (q)
28 Springdale Road                      190            1,138               1,328           102       1967          (q)
3 Esterbrook Lane                       198            1,458               1,656           130       1968          (q)
4 Esterbrook Lane                       232            1,320               1,552           124       1969          (q)
26 Springdale Road                      226            1,496               1,722           124       1968          (q)
1 Keystone Ave.                         218            1,807               2,025           145       1969          (q)
1919 Springdale Road                    230            1,341               1,571           125       1970          (q)
21 Olnev Ave.                            68              439                 507            37       1969          (q)
19 Olnev Ave.                           200            2,084               2,284           151       1971          (q)
2 Keystone Ave.                         214            1,532               1,746           131       1966          (q)
18 Olnev Ave.                           247            1,452               1,699           134       1974          (q)
22 Springdale Road                      523            3,890               4,413           359       1977          (q)
55 Carnegie Drive                       547            3,183               3,730           293       1988          (q)
57 Carnegie Drive                       733            4,335               5,068           345       1987          (q)
111 Whittendale Drive                   514            2,922               3,436           148     1991/96         (q)
9 Whittendale                           343            1,944               2,287            28       2000          (q)

ST. LOUIS
8921-8957 Frost Avenue                  431            2,512               2,943           468       1971          (q)
9043-9083 Frost Avenue                  319            2,485               2,804           523       1970          (q)
2121 Chapin Industrial Drive            614            5,630               6,244         5,602     1969/87         (q)
10431-10449 Midwest
  Industrial Blvd                       237            1,905               2,142           323       1967          (q)
10751 Midwest Industrial
  Boulevard                             194            1,185               1,379           226       1965          (q)
11652-11666 Fairgrove
  Industrial Blvd                       103              740                 843           149       1966          (q)
11674-11688 Fairgrove
  Industrial Blvd                       119              727                 846           148       1967          (q)
6951 N Hanley (j)                       419            3,998               4,417           850       1965          (q)
4560 Anglum Road                        161            1,054               1,215           194       1970          (q)
2760 South 1st Street                   822            4,698               5,520           375       1997          (q)

TAMPA
6614 Adamo Drive                        181            1,055               1,236           112       1967          (q)
6204 Benjamin Road                      454            2,683               3,137           290       1982          (q)
6206 Benjamin Road                      416            2,434               2,850           257       1983          (q)
6302 Benjamin Road                      224            1,354               1,578           160       1983          (q)
6304 Benjamin Road                      209            1,293               1,502           176       1984          (q)
6306 Benjamin Road                      269            1,827               2,096           233       1984          (q)
6308 Benjamin Road                      362            2,138               2,500           226       1984          (q)
5313 Johns Road                         213            1,244               1,457           126       1991          (q)
5602 Thompson Center Court              120              764                 884            88       1972          (q)
5411 Johns Road                         241            1,468               1,709           154       1997          (q)
5525 Johns Road                         200            1,144               1,344           120       1993          (q)
5607 Johns Road                         110              632                 742            65       1991          (q)
5709 Johns Road                         200            1,213               1,413           118       1990          (q)
5711 Johns Road                         255            1,536               1,791           200       1990          (q)
5453 W Waters Avenue                     82              472                 554            49       1987          (q)
5455 W Waters Avenue                    326            1,898               2,224           209       1987          (q)
5553 W Waters Avenue                    326            1,916               2,242           207       1987          (q)
5501 W Waters Avenue                    162              940               1,102            99       1990          (q)
5503 W Waters Avenue                     75              446                 521            47       1990          (q)
5555 W Waters Avenue                    221            1,273               1,494           131       1990          (q)
5557 W Waters Avenue                     62              364                 426            38       1990          (q)
5463 W. Waters Ave                      560            3,140               3,700           313       1996          (q)
5903 Johns Road                          93              561                 654            62       1987          (q)
4107 N Himes Avenue                     590            3,485               4,075           371       1990          (q)
5461 W. Waters Ave                      265            1,153               1,418            86       1998          (q)
5471 W. Waters                          574              884               1,458            29       1999          (q)
5505 Johns Road #7                      228            1,379               1,607            95       1999          (q)
8110 Anderson Road                      684            3,633               4,317            76       1999          (q)

                                                                                            COSTS
                                                                                         CAPITALIZED
                                                                                        SUBSEQUENT TO
                                                                          (a)           ACQUISITION OR
                                                                     INITIAL COST         COMPLETION
                                      LOCATION          (b)      ---------------------  AND VALUATION
BUILDING ADDRESS                    (CITY/STATE)   ENCUMBRANCES  LAND       BUILDINGS     PROVISION
----------------                    ------------   ------------  -----     -----------  -------------
8130 Anderson Road                   Tampa, FL                       466              -     2,632
5481 W. Waters Avenue                Tampa, FL                       558              -     2,435
5483 W. Waters Avenue                Tampa, FL                       457              -     2,054
6702-6712 Benjamin Road (n)          Tampa, FL                       639          3,536       356
5905 Breckenridge Parkway            Tampa, FL                       189          1,070        35
5907 Breckenridge Parkway            Tampa, FL                        61            345        10
5909 Breckenridge Parkway            Tampa, FL                       173            980        16
5911 Breckenridge Parkway            Tampa, FL                       308          1,747        29
5910 Breckenridge Parkway            Tampa, FL                       436          2,472        34
5912 Breckenridge Parkway            Tampa, FL                       460          2,607        34
4515-4519 George Road                Tampa, FL                       633          3,587        75
6301 Benjamin Road                   Tampa, FL                       292          1,657        43
5723 Benjamin Road                   Tampa, FL                       406          2,301        29
6313 Benjamin Road                   Tampa, FL                       229          1,296        26
5801 Benjamin Road                   Tampa, FL                       564          3,197        46
5802 Benjamin Road                   Tampa, FL                       686          3,889       200
5925 Benjamin Road                   Tampa, FL                       328          1,859        26

OTHER
2800 Airport Road (m)                Denton, TX                      369          1,935     1,572
3501 Maple Street                   Abilene, TX                       67          1,057       941
4200 West Harry Street (k)          Wichita, KS                      193          2,224     1,751
Industrial Park No. 2             West Lebanon, NH                   723          5,208       175
6601 S. 33rd Street                 McAllen, TX                      231          1,276        30
9601A Dessau Rd                      Austin, TX                      255              -     1,801
9601B Dessau Rd                      Austin, TX                      248              -     2,047
9601C Dessau Rd                      Austin, TX                      248              -     2,693

REDEVELOPMENTS /
  DEVELOPABLE LAND                                                20,077         24,041    73,510

                                                                --------     ----------  --------

                                                                $352,006     $1,733,643  $507,753
                                                                ========     ==========  ========

                                        GROSS AMOUNT CARRIED
                                     AT CLOSE OF PERIOD 12/31/01
                                -----------------------------------------        ACCUMULATED
                                              BUILDING AND                       DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                LAND          IMPROVEMENTS          TOTAL          12/31/01     RENOVATED   LIVES (YEARS)
----------------                ----          -------------         -----        ------------  -----------  -------------
8130 Anderson Road                     495            2,603               3,098            74       1999          (q)
5481 W. Waters Avenue                  561            2,432               2,993           112       1999          (q)
5483 W. Waters Avenue                  459            2,052               2,511           108       1999          (q)
6702-6712 Benjamin Road (n)            650            3,881               4,531           262       1982          (q)
5905 Breckenridge Parkway              191            1,103               1,294            30       1982          (q)
5907 Breckenridge Parkway               61              355                 416            10       1982          (q)
5909 Breckenridge Parkway              174              995               1,169            27       1982          (q)
5911 Breckenridge Parkway              311            1,773               2,084            48       1982          (q)
5910 Breckenridge Parkway              440            2,502               2,942            68       1982          (q)
5912 Breckenridge Parkway              464            2,637               3,101            71       1982          (q)
4515-4519 George Road                  640            3,655               4,295            54       1985          (q)
6301 Benjamin Road                     295            1,697               1,992            21       1986          (q)
5723 Benjamin Road                     409            2,327               2,736            29       1986          (q)
6313 Benjamin Road                     231            1,320               1,551            16       1986          (q)
5801 Benjamin Road                     569            3,238               3,807            40       1986          (q)
5802 Benjamin Road                     692            4,083               4,775            49       1986          (q)
5925 Benjamin Road                     331            1,882               2,213            24       1986          (q)

OTHER
2800 Airport Road (m)                  490            3,386               3,876         1,537       1965          (q)
3501 Maple Street                      260            1,805               2,065           813       1980          (q)
4200 West Harry Street (k)             528            3,640               4,168         1,643       1972          (q)
Industrial Park No. 2                  776            5,330               6,106         2,405       1968          (q)
6601 S. 33rd Street                    233            1,304               1,537            82       1975          (q)
9601A Dessau Rd                        366            1,690               2,056            89       1999          (q)
9601B Dessau Rd                        355            1,940               2,295           158       1999          (q)
9601C Dessau Rd                        355            2,586               2,941           473       1999          (q)

REDEVELOPMENTS /
    DEVELOPABLE LAND                87,567           30,061             117,628         3,425       (r)

                                ----------     ------------         -----------      --------

                                $  426,040     $  2,167,362         $ 2,593,402 (s)  $280,518
                                ==========     ============         ===========      ========

NOTES:

(a) See description of encumbrances in Note 5 to Notes to Consolidated Financial statements.

(b) Initial cost for each respective property is total acquisition costs associated with its purchase.

(c)  These properties collateralize the 1995 Mortgage Loan.

(d)  These properties collateralize the CIGNA Loan.

(e)  These properties collateralize the Assumed Loans.

(f)  These properties collateralize the Acquisition Mortgage Loan III.

(g)  These properties collateralize the Acquisition Mortgage Loan IV.

(h)  These properties collateralize the Acquisition Mortgage Loan V.

(i)  These properties collateralize the Acquisition Mortgage Loan VI.

(j)  Comprised of two properties.

(k)  Comprised of three properties.

(l)  Comprised of four properties.

(m)  Comprised of five properties.

(n)  Comprised of six properties.

(o)  Comprised of seven properties.

(p)  Comprised of 29 properties.

(q)  Depreciation is computed based upon the following estimated lives:
        Buildings, Improvements                          31.5 to 40 years
        Tenant Improvements, Leasehold Improvements      Life of lease
        Furniture, Fixtures and equipment                5 to 10 years

(r) These properties represent developable land and redevelopments that have not been placed in service.

(s) Excludes $154,175 of Construction in Progress and $1,258 of Furniture, Fixtures and Equipment.

(t) During 2000, the Company recognized a valuation provision of $2,900 on these properties.

(u) During 2001, the Company recognized a valuation provision of $9,500 on these properties.


     At December 31, 2001, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $2.3 billion (excluding construction in progress.)

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                                  SCHEDULE III:
              REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                             AS OF DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                     The changes in total real estate assets
          for the three years ended December 31, 2001 are as follows:

                                                              2001              2000              1999
                                                          -----------       -----------       -----------
Balance, Beginning of Year .........................      $ 2,698,763       $ 2,597,592       $ 2,583,033
Acquisition, Construction Costs and Improvements ...          397,878           504,135           242,303
Disposition of Assets ..............................         (338,306)         (400,064)         (227,744)
Valuation Provision ................................           (9,500)           (2,900)               --
                                                          -----------       -----------       -----------
Balance, End of Year ...............................      $ 2,748,835       $ 2,698,763       $ 2,597,592
                                                          ===========       ===========       ===========

      The changes in accumulated depreciation for the three years ended December 31, 2001 are as follows:

                                      2001            2000            1999
                                   ---------       ---------       ---------
Balance, Beginning of Year ..      $ 244,189       $ 211,456       $ 175,886
Depreciation for Year .......         65,937          59,829          62,208
Disposition of Assets .......        (29,608)        (27,096)        (26,638)
                                   ---------       ---------       ---------
Balance, End of Year ........      $ 280,518       $ 244,189       $ 211,456
                                   =========       =========       =========