Form 10-Q
period 2002-03-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 2002-05-10
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


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

Number of shares of Common Stock, $.01 par value, outstanding as of May 3, 2002:
39,380,560

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                                    FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2002

                                      INDEX



                                                                           PAGE
                                                                           ----
PART I:  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheets as of March 31, 2002 and
     December 31, 2001...................................................  2

     Consolidated  Statements of Operations  for the Three Months
     Ended March 31, 2002 and March 31, 2001.............................  3

     Consolidated  Statements  of Cash Flows for the Three Months
     Ended March 31, 2002 and March 31, 2001.............................  4

     Notes to Consolidated Financial Statements .........................  5-13


  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations .....................................  14-21

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.....  21


PART II:  OTHER INFORMATION

  Item 1.  Legal Proceedings ............................................  22
  Item 2.  Changes in Securities ........................................  22
  Item 3.  Defaults Upon Senior Securities...............................  22
  Item 4.  Submission of Matters to a Vote of Security Holders ..........  22
  Item 5.  Other Information ............................................  22
  Item 6.  Exhibits and Report on Form 8-K...............................  22



SIGNATURE ...............................................................  24


EXHIBIT INDEX ...........................................................  25

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       FIRST INDUSTRIAL REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                           March 31,      December 31,
                                                                             2002             2001
                                                                         -----------      ------------
                                                ASSETS
Assets:
   Investment in Real Estate:
      Land .........................................................     $   423,008      $   421,828
      Buildings and Improvements ...................................       2,134,814        2,137,666
      Furniture, Fixtures and Equipment ............................           1,258            1,258
      Construction in Progress .....................................         148,166          154,175
      Less: Accumulated Depreciation ...............................        (288,242)        (276,820)
                                                                         -----------      -----------
         Net Investment in Real Estate .............................       2,419,004        2,438,107

   Real Estate Held for Sale, Net of Accumulated Depreciation and
      Amortization of $3,761 at March 31, 2002 and $4,033 at
      December 31, 2001 ............................................          28,535           30,750
   Cash and Cash Equivalents .......................................           2,075            ---
   Restricted Cash .................................................          60,568           22,764
   Tenant Accounts Receivable, Net .................................          11,499           11,956
   Investments in Joint Ventures ...................................          10,494            9,010
   Deferred Rent Receivable ........................................          15,579           15,442
   Deferred Financing Costs, Net ...................................          11,255           11,717
   Prepaid Expenses and Other Assets, Net ..........................         101,199           81,654
                                                                         -----------      -----------
         Total Assets ..............................................     $ 2,660,208      $ 2,621,400
                                                                         ===========      ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage Loans Payable, Net .....................................     $    86,924      $    87,459
   Senior Unsecured Debt, Net ......................................       1,048,525        1,048,491
   Acquisition Facility Payable ....................................         219,500          182,500
   Accounts Payable and Accrued Expenses ...........................          59,030           71,031
   Rents Received in Advance and Security Deposits .................          23,554           26,684
   Dividends/Distributions Payable .................................          38,684           31,196
                                                                         -----------      -----------
         Total Liabilities .........................................       1,476,217        1,447,361
                                                                         -----------      -----------

Minority Interest ..................................................         177,564          178,442
Commitments and Contingencies ......................................             ---              ---

Stockholders' Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized,
    40,000, 20,000, 50,000 and 30,000 shares of Series B, C, D and E Cumulative Preferred Stock, respectively, issued and outstanding at March 31, 2002 and December 31, 2001,
    having a liquidation preference of $2,500 per share
    ($100,000), $2,500 per share ($50,000), $2,500 per share
    ($125,000) and $2,500 per share ($75,000), respectively) .......               1                1
Common Stock ($.01 par value, 100,000,000 shares authorized,
    40,694,338 and 40,302,287 shares issued and 39,296,738 and
    38,904,687 shares outstanding at March 31, 2002 and
    December 31, 2001, respectively) ...............................             407              403
Additional Paid-in-Capital .........................................       1,210,389        1,197,877
Distributions in Excess of Accumulated Earnings ....................        (147,290)        (143,958)
Unearned Value of Restricted Stock Grants ..........................          (8,228)          (6,247)
Accumulated Other Comprehensive Loss ...............................          (8,754)         (12,381)
Treasury Shares at Cost (1,397,600 shares at March 31, 2002
    and December 31, 2001) .........................................         (40,098)         (40,098)
                                                                         -----------      -----------
         Total Stockholders' Equity ................................       1,006,427          995,597
                                                                         -----------      -----------
         Total Liabilities and Stockholders' Equity ................     $ 2,660,208      $ 2,621,400
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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                      Three Months      Three Months
                                                                          Ended             Ended
                                                                     March 31, 2002    March 31, 2001
                                                                     --------------    --------------
Revenues:
   Rental Income ..................................................     $ 68,671          $ 74,164
   Tenant Recoveries and Other Income .............................       20,656            24,737
                                                                        --------          --------
        Total Revenues ............................................       89,327            98,901
                                                                        --------          --------

Expenses:
   Real Estate Taxes ..............................................       14,069            14,868
   Repairs and Maintenance ........................................        4,794             5,629
   Property Management ............................................        3,420             3,465
   Utilities ......................................................        2,275             3,255
   Insurance ......................................................          609               585
   Other ..........................................................        2,216             2,859
   General and Administrative .....................................        5,163             4,602
   Interest Expense ...............................................       19,784            21,202
   Amortization of Deferred Financing Costs .......................          462               442
   Depreciation and Other Amortization ............................       18,721            17,081
                                                                        --------          --------
        Total Expenses ............................................       71,513            73,988
                                                                        --------          --------

Income from Continuing Operations Before Equity in Income of Joint
   Ventures, Income Allocated to Minority Interest and
   Gain on Sale of Real Estate ....................................       17,814            24,913
Equity in Income of Joint Ventures ................................          222               186
Gain on Sale of Real Estate .......................................          640            13,876
Minority Interest Allocable to Continuing Operations ..............       (1,707)           (4,837)
                                                                        --------          --------
Income from Continuing Operations .................................       16,969            34,138
Income from Discontinued Operations (Including Gain on Sale of Real
   Estate of $15,028 for the Three Months Ended March 31, 2002) ...       16,274             1,258
Minority Interest Allocable to Discontinued Operations ............       (2,470)             (197)
                                                                        --------          --------
Net Income ........................................................       30,773            35,199
Less: Preferred Stock Dividends ...................................       (7,231)           (8,211)
                                                                        --------          --------
Net Income Available to Common Stockholders .......................     $ 23,542          $ 26,988
                                                                        ========          ========

Income from Continuing Operations Available to Common
   Stockholders Per Weighted Average Common Share Outstanding:
        Basic .....................................................     $    .25          $    .67
                                                                        ========          ========
        Diluted ...................................................     $    .25          $    .66
                                                                        ========          ========

Net Income Available to Common Stockholders Per Weighted Average
   Common Share Outstanding:
        Basic .....................................................     $    .60          $    .69
                                                                        ========          ========
        Diluted ...................................................     $    .60          $    .69
                                                                        ========          ========

Net Income ........................................................     $ 30,773          $ 35,199

Other Comprehensive Income:
        Cumulative Transition Adjustment ..........................          ---           (14,920)
        Settlement of Interest Rate Protection Agreement ..........          ---               371
        Mark-to-Market of Interest Rate Protection Agreements .....        3,573              (137)
        Amortization of Interest Rate Protection Agreements .......           54                90
                                                                        --------          --------
Comprehensive Income ..............................................     $ 34,400          $ 20,603
                                                                        ========          ========

    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                       Three Months Ended   Three Months Ended
                                                                         March 31, 2002       March 31, 2001
                                                                       ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ......................................................        $  30,773            $  35,199
   Income Allocated to Minority Interest ...........................            4,177                5,034
                                                                            ---------            ---------
   Income Before Minority Interest .................................           34,950               40,233

   Adjustments to Reconcile Net Income to Net Cash Provided
   by Operating Activities:
       Depreciation ................................................           16,240               15,069
       Amortization of Deferred Financing Costs ....................              462                  442
       Other Amortization ..........................................            3,786                3,753
       Equity in Income of Joint Ventures ..........................             (222)                (186)
       Distributions from Joint Ventures ...........................              181                  186
       Gain on Sale of Real Estate .................................          (15,668)             (13,876)
       Increase in Tenant Accounts Receivable and Prepaid
         Expenses and Other Assets, Net ............................           (2,860)              (7,480)
       Increase in Deferred Rent Receivable ........................             (704)                (294)
       Decrease in Accounts Payable and Accrued Expenses and
         Rents Received in Advance and Security Deposits ...........          (13,511)              (4,312)
       Increase in Restricted Cash .................................               (6)                (104)
                                                                            ---------            ---------
            Net Cash Provided by Operating Activities ..............           22,648               33,431
                                                                            ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of and Additions to Investment in Real Estate .........          (66,881)            (106,825)
   Net Proceeds from Sales of Investment in Real Estate ............           60,332               56,360
   Contributions to Joint Ventures .................................           (2,176)                 ---
   Distributions from Joint Ventures ...............................              ---                  251
   Repayment of Mortgage Loans Receivable ..........................           13,036                3,381
   (Increase) Decrease in Restricted Cash ..........................          (37,798)              20,002
                                                                            ---------            ---------
            Net Cash Used in Investing Activities ..................          (33,487)             (26,831)
                                                                            ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Proceeds from Exercise of Employee Stock Options ............           10,062                5,060
   Repurchase of Restricted Stock ..................................           (1,679)              (1,588)
   Purchase of U.S. Government Securities ..........................             (750)              (1,123)
   Proceeds from Senior Unsecured Debt .............................              ---              199,390
   Dividends/Distributions .........................................          (31,196)             (30,275)
   Preferred Stock Dividends .......................................              ---               (8,211)
   Repayments on Mortgage Loans Payable ............................             (523)              (1,625)
   Proceeds from Acquisition Facility Payable ......................           83,500               99,300
   Repayments on Acquisition Facility Payable ......................          (46,500)            (260,000)
   Cost of Debt Issuance and Prepayment Fees .......................              ---               (1,896)
                                                                            ---------            ---------
            Net Cash Provided by (Used in) Financing Activities ....           12,914                 (968)
                                                                            ---------            ---------

Net Increase in Cash and Cash Equivalents ..........................            2,075                5,632
Cash and Cash Equivalents, Beginning of Period .....................              ---                7,731
                                                                            ---------            ---------
Cash and Cash Equivalents, End of Period ...........................        $   2,075            $  13,363
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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.   ORGANIZATION AND FORMATION OF COMPANY

     First Industrial Realty Trust, Inc. (the "Company") was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 85.0% ownership interest at March 31, 2002. Minority interest in the Company at March 31, 2002 represents the approximate 15.0% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

     As of March 31, 2002, the Company owned 914 in-service properties located in 24 states, containing an aggregate of approximately 63.1 million square feet of gross leasable area ("GLA"). Of the 914 in-service properties owned by the Company, 774 are held by the Operating Partnership, 115 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners, 11 are held by limited liability companies of which the Operating Partnership is the sole member and 14 are held by an entity wholly-owned by the Operating Partnership. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to, three joint ventures which invest in industrial properties (the "September 1998 Joint Venture", the "September 1999 Joint Venture" and the "December 2001 Joint Venture").

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Company's 2001 Form 10-K and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2001 audited financial statements included in the Company's 2001 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

     In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2002 and December 31, 2001, and the reported amounts of revenues and expenses for each of the three months ended March 31, 2002 and 2001. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Company as of March 31, 2002 and the results of its operations and its cash flows for each of the three months ended March 31, 2002 and 2001.

Tenant Accounts Receivable, Net:

     The Company provides an allowance for doubtful accounts against the portion of tenants accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of approximately $2,050 as of March 31, 2002 and December 31, 2001.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Discontinued Operations:

     On January 1, 2002, the Company adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("FAS 144"). FAS 144 addresses final accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of properties sold subsequent to December 31, 2001 that were not classified as held for sale at December 31, 2001 and the results of operations from properties that were classified as held for sale subsequent to December 31, 2001 be presented in discontinued operations. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

Recent Accounting Pronouncements:

     On April 30, 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds both Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("FAS 4"), and the amendment to FAS 4, Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. FAS 145 is effective for transactions occurring subsequent to May 15, 2002. The Company is currently assessing the impact of FAS 145 on its consolidated financial position, liquidity, and results of operations.

Reclassification:

     Certain 2001 items have been reclassified to conform to the 2002 presentation.

3.   INVESTMENTS IN JOINT VENTURES

     During the three months ended March 31, 2002, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized, in the aggregate, approximately $224 in asset management fees from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively and approximately $243 in property management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture, collectively. The Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $2,176 in the December 2001 Joint Venture. The Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $181 from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively. As of March 31, 2002, the September 1998 Joint Venture owned 90 industrial properties comprising approximately 4.3 million square feet of GLA, the September 1999 Joint Venture owned 36 industrial properties comprising approximately 1.0 million square feet of GLA and the December 2001 Joint Venture had economic interests in 11 industrial properties comprising approximately 2.2 million square feet of GLA. The properties purchased by the December 2001 Joint Venture were purchased from the Company. The Company deferred 15% of the gain resulting from these sales which is equal to the Company's economic interest in the December 2001 Joint Venture.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



4. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE

Mortgage Loans Payable, Net:

     On December 29, 1995, the Company, through an entity in which the Operating Partnership is the sole limited partner and a wholly-owned subsidiary of the Company is the general partner (the "Mortgage Partnership"), entered into a $40,200 mortgage loan (the "1995 Mortgage Loan"). In January 2002, the Company purchased approximately $.8 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $.8 million of the 1995 Mortgage Loan. The terms of the legal defeasance require the Mortgage Partnership to use the gross proceeds from the maturities of the U.S. Government securities to pay down and subsequently retire the defeased portion of the 1995 Mortgage Loan in January 2003. The Company is carrying the defeased portion of the 1995 Mortgage Loan on its balance sheet until it pays down and retires the defeased portion of the 1995 Mortgage Loan in January 2003. Upon the execution of the legal defeasance, one of the 21 properties collateralizing the 1995 Mortgage Loan was released and subsequently sold.

Acquisition Facility Payable:

     In January 2002, the Company entered into an interest rate swap agreement (the "Interest Rate Swap Agreement") which fixed the interest rate on a portion of the Company's outstanding borrowings on its 2000 Unsecured Acquisition Facility. The Company designated this transaction as a cash flow hedge. The Interest Rate Swap Agreement has a notional value of $25,000, is effective from February 4, 2002 through February 4, 2003 and fixed the LIBOR Rate at 2.4975%. Any payments or receipts from the Interest Rate Swap Agreement will be treated as a component of interest expense. The Company anticipates that the Interest Rate Swap Agreement will be 100% effective and, as a result, the change in value will be shown in other comprehensive income.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

     The following table discloses certain information regarding the Company's mortgage loans payable, senior unsecured debt and acquisition facility payable:

                                      OUTSTANDING BALANCE AT          ACCRUED INTEREST PAYABLE AT   INTEREST RATE AT
                                  ------------------------------      ---------------------------   ----------------

                                   MARCH 31,        DECEMBER 31,       MARCH 31,     DECEMBER 31,       MARCH 31,    MATURITY
                                     2002               2001             2002            2001             2002         DATE
                                  ----------        ------------      ----------     ------------       ---------    --------
MORTGAGE LOANS PAYABLE, NET
---------------------------
1995 Mortgage Loan ............   $   37,912  (1)   $   38,063        $      160      $      160         7.220%       1/11/26  (1)
CIGNA Loan ....................       33,021            33,214               206             207         7.500%       4/01/03
Assumed Loans .................        6,411             6,538               ---             ---         9.250%       1/01/13
LB Loan  II ...................          705               705                38              24         8.000%         (2)
Acquisition Mortgage Loan III..        3,039             3,065                22             ---         8.875%       6/01/03
Acquisition Mortgage Loan IV...        2,274             2,286                17             ---         8.950%      10/01/06
Acquisition Mortgage Loan V ...        2,648  (3)        2,665  (3)          ---             ---         9.010%       9/01/06
Acquisition Mortgage Loan VI...          914  (3)          923  (3)            7               7         8.875%      11/01/06
                                  ----------        ----------        ----------      ----------
Total .........................   $   86,924        $   87,459        $      450      $      398
                                  ==========        ==========        ==========      ==========

SENIOR UNSECURED DEBT, NET
--------------------------
2005 Notes ....................   $   50,000        $   50,000        $    1,246      $      383         6.900%      11/21/05
2006 Notes ....................      150,000           150,000             3,500             875         7.000%      12/01/06
2007 Notes ....................      149,973  (4)      149,972  (4)        4,307           1,457         7.600%       5/15/07
2011 PATS .....................       99,575  (4)       99,563  (4)        2,786             942         7.375%       5/15/11  (5)
2017 Notes ....................       99,850  (4)       99,847  (4)        2,500             625         7.500%      12/01/17
2027 Notes ....................       99,878  (4)       99,877  (4)        2,701             914         7.150%       5/15/27  (6)
2028 Notes ....................      199,793  (4)      199,791  (4)        3,209           7,009         7.600%       7/15/28
2011 Notes ....................      199,456  (4)      199,441  (4)          655           4,343         7.375%       3/15/11
                                  ----------        ----------        ----------      ----------
Total .........................   $1,048,525        $1,048,491        $   20,904      $   16,548
                                  ==========        ==========        ==========      ==========

ACQUISITION FACILITY PAYABLE
----------------------------
2000 Unsecured Acquisition
  Facility ....................   $  219,500        $  182,500        $      559      $      571          3.31%       6/30/03
                                  ==========        ==========        ==========      ==========

(1) Approximately $3.0 million of this loan has been defeased and will be paid in full in January 2003.
(2) The maturity date of the LB Loan II is based on a contingent event relating to the environmental status of the property collateralizing the loan.
(3) At March 31, 2002, the Acquisition Mortgage Loan V and the Acquisition Mortgage Loan VI are net of unamortized premiums of $171 and $38 respectively. At December 31, 2001 the Acquisition Mortgage Loan V and the Acquisition Mortgage Loan VI are net of unamortized premiums of $180 and $41, respectively.
(4)  At March 31, 2002, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028
     Notes and the 2011 Notes are net of unamortized discounts of $27, $425, $150, $122, $207 and $544, respectively. At December 31, 2001, the 2007
     Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Notes are net of unamortized discounts of $28, $437, $153, $123, $209 and $559, respectively.
(5) The 2011 PATS are redeemable at the option of the holder thereof, on May 15, 2004.
(6) The 2027 Notes are redeemable at the option of the holders thereof, on May 15, 2002. The Company has received redemption notices from holders representing $84,930 of the 2027 Notes outstanding.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

     The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans payable, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                                                Amount
                                             -----------
                       Remainder of 2002     $    86,605
                       2003                      259,060
                       2004                        1,407
                       2005                       51,537
                       2006                      156,497
                       Thereafter                800,404
                                             -----------
                       Total                 $ 1,355,510
                                             ===========

     The maturity date of the LB Loan II is based on a contingent event. As a result, this loan is not included in the preceding table. The table presents $84,930 of the 2027 Notes as being due in 2002 due to redemption notices the Company has received from certain holders. The table presents the remaining $15,070 as coming due in 2027.

Other Comprehensive Income:

     In conjunction with the prior issuances of senior unsecured debt, the Company entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the "Interest Rate Protection Agreements"). In the next 12 months, the Company will amortize approximately $234 of the Interest Rate Protection Agreements into net income as an increase to interest expense.

     The following is a rollforward of the accumulated other comprehensive loss balance relating to derivative transactions:

        Balance at December 31, 2001............................... $(12,381)
          Mark-to-Market of Interest Rate Protection Agreements and
            Interest Rate Swap Agreements..........................    3,573
          Amortization of Interest Rate Protection Agreements......       54
                                                                    --------
        Balance at March 31, 2002.................................. $ (8,754)
                                                                    ========

5.   STOCKHOLDERS' EQUITY

Restricted Stock:

     During the three months ended March 31, 2002, the Company awarded 90,260 shares of restricted common stock to certain employees and 965 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $3,144 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

Non-Qualified Employee Stock Options:

     During the three months ended March 31, 2002, the Company issued 870,600 non-qualified employee stock options to certain officers, Directors and employees of the Company. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $30.53 per share and expire ten years from the date of grant.

     During the three months ended March 31, 2002, certain employees of the Company exercised 354,953 non-qualified employee stock options. Net proceeds to the Company were approximately $10,062.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5.   STOCKHOLDERS' EQUITY, CONTINUED

Dividends/Distributions:

     The following table summarizes dividends/distributions paid during the three months ended March 31, 2002.

COMMON STOCK/OPERATING PARTNERSHIP UNITS

                                                                 Dividend/Distribution            Total
                          Record Date          Payable Date         Per Share/Unit        Dividend/Distribution
                       -----------------     ----------------    ---------------------    ---------------------
Fourth Quarter 2001    December 31, 2001     January 22, 2002          $  .6800                 $ 31,196

6.   ACQUISITION AND DEVELOPMENT OF REAL ESTATE

     During the three months ended March 31, 2002, the Company acquired 15 industrial properties comprising approximately .8 million square feet of GLA. The aggregate purchase price for these acquisitions totaled approximately $41,704, excluding costs incurred in conjunction with the acquisition of the properties. The Company also completed the development of three industrial properties comprising approximately .8 million square feet of GLA at a cost of approximately $24.2 million.

7.   SALES OF REAL ESTATE, REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

     During the three months ended March 31, 2002, the Company sold 20 industrial properties comprising approximately 2.4 million square feet of GLA that were not classified as held for sale at December 31, 2001, two properties comprising approximately .1 million square feet of GLA that were classified as held for sale at December 31, 2001 and several land parcels. Gross proceeds from these sales were approximately $96,931. The gain on sale of real estate was approximately $15,668. In accordance with FAS 144, the results of operations and gain on sale of real estate for the 20 sold properties that were not identified as held for sale at December 31, 2001 are included in discontinued operations.

     At March 31, 2002, the Company had 12 industrial properties comprising approximately 1.2 million square feet of GLA held for sale. Eleven of the 12 properties comprising approximately 1.1 million square feet of GLA that were held for sale as of March 31, 2002 were identified as held for sale as of December 31, 2001. In accordance with FAS 144, the results of operations of the property identified as held for sale during the three months ended March 31, 2002 are included in discontinued operations. There can be no assurance that such properties held for sale will be sold.

     The following table discloses certain information regarding the 11 industrial properties identified held for sale by the Company prior to January 1, 2002.

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                            --------------------
                                              2002         2001
                                            -------      -------
          Total Revenues                    $ 1,390      $ 1,218
          Operating Expenses                   (535)        (575)
          Depreciation and Amortization         ---           (7)
                                            -------      -------
          Income from Operations            $   855      $   636
                                            =======      =======

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

8.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

     Supplemental disclosure of cash flow information:

                                                                              Three Months Ended
                                                                            -----------------------
                                                                            March 31,     March 31,
                                                                              2002          2001
                                                                            ---------     ---------
   Interest paid, net of capitalized interest .........................     $ 15,388      $ 11,429
                                                                            ========      ========
   Interest capitalized ...............................................     $  2,855      $  1,973
                                                                            ========      ========

Supplemental schedule of noncash investing and financing activities:
   Distribution payable on common stock/units .........................     $ 31,453      $ 30,537
                                                                            ========      ========
   Distribution payable on preferred stock ............................     $  7,231      $  8,211
                                                                            ========      ========

Issuance of units in exchange for property ............................     $    ---      $  1,491
                                                                            ========      ========

Exchange of units for common shares:
   Minority interest ..................................................     $   (322)     $ (2,512)
   Common stock .......................................................          ---             1
   Additional paid-in capital .........................................          322         2,511
                                                                            --------      --------
                                                                            $    ---      $    ---
                                                                            ========      ========

In conjunction with the property and land acquisitions, the following liabilities were assumed:
   Purchase of real estate ............................................     $ 41,704      $ 73,294
   Accrued real estate taxes and security deposits ....................         (348)         (676)
                                                                            --------      --------
                                                                            $ 41,356      $ 72,618
                                                                            ========      ========

In conjunction with certain property sales, the Company provided seller financing on behalf of certain buyers:
   Notes Receivable ...................................................     $ 28,838      $    ---
                                                                            ========      ========

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

9.   EARNINGS PER SHARE

     The computation of basic and diluted EPS is presented below:


                                                                       Three Months Ended
                                                                --------------------------------
                                                                March 31, 2002    March 31, 2001
                                                                --------------    -------------
     Numerator:
     ----------

      Income from Continuing Operations ....................     $     16,969      $     34,138
      Less: Preferred Stock Dividends ......................           (7,231)           (8,211)
                                                                 ------------      ------------
      Income from Continuing Operations Available to
       Common Stockholders, Net of Minority Interest
       -For Basic and Diluted EPS ..........................            9,738            25,927
      Discontinued Operations, Net of Minority Interest ....           13,804             1,061
                                                                 ------------      ------------
      Net Income Available to Common Stockholders-For
       Basic and Diluted EPS ...............................     $     23,542      $     26,988
                                                                 ============      ============
     Denominator:
     ------------

      Weighted Average Shares - Basic ......................       38,977,524        38,950,566

      Effect of Dilutive Securities:

      Employee and Director Common Stock Options ...........          279,647           416,657
                                                                 ------------      ------------

      Weighted Average Shares- Diluted .....................       39,257,171        39,367,223
                                                                 ============      ============
     Basic EPS:
     ----------
      Income from Continuing Operations Available to
       Common Stockholders, Net of Minority Interest .......     $        .25      $        .67
                                                                 ============      ============
      Discontinued Operations, Net of Minority Interest ....     $        .35      $        .03
                                                                 ============      ============
      Net Income Available to Common Stockholders ..........     $        .60      $        .69
                                                                 ============      ============

     Diluted EPS:
     ------------
      Income from Continuing Operations Available to
       Common Stockholders, Net of Minority Interest .......     $        .25      $        .66
                                                                 ============      ============
      Discontinued Operations, Net of Minority Interest ....     $        .35      $        .03
                                                                 ============      ============
      Net Income Available to Common Stockholders ..........     $        .60      $        .69
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

     The Company has committed to the construction of 42 development projects totaling approximately 4.3 million square feet of GLA for an estimated investment of approximately $209.2 million. Of this amount, approximately $44.5 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Company's 2000 Unsecured Acquisition Facility. The Company expects to place in service all of the development projects during the next twelve months. There can be no assurance that the Company will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


11.  SUBSEQUENT EVENTS

     From April 1, 2002 to May 3, 2002, the Company acquired 11 industrial properties for an aggregate purchase price of approximately $45,190 excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold one industrial property for approximately $20,863 of gross proceeds.

     On April 1, 2002, the Company paid first quarter preferred stock dividends of $54.688 per share (equivalent to $.54688 per Depositary Share) on its Series B Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, $49.687 per share (equivalent to $.49687 per Depositary Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its Series E Preferred Stock. The preferred stock dividends paid on April 1, 2002 totaled, in the aggregate, approximately $7,231.

     On April 12, 2002, the Company called for the redemption of all of its outstanding Series B Preferred Stock at the price of $25.00 per share, plus accrued and unpaid dividends. The redemption date will be May 14, 2002.

     On April 15, 2002, the Company, through the Operating Partnership, issued $200,000 of senior unsecured debt which matures on April 15, 2012 and bears a coupon interest rate of 6.875% (the "2012 Notes"). The issue price of the 2012 Notes was 99.310%. Interest is paid semi-annually in arrears on October 15 and April 15. The Company also entered into interest rate protection agreements which were used to fix the interest rate on the 2012 Notes prior to issuance. The Company settled the interest rate protection agreements for approximately $1,772 of proceeds which will be included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2012 Notes as an adjustment to interest expense. The 2012 Notes contain certain covenants including limitations on incurrence of debt and debt service coverage.

     On April 15, 2002, the Company, through the Operating Partnership, issued $50,000 of senior unsecured debt which matures on April 15, 2032 and bears a coupon interest rate of 7.75% (the "2032 Notes"). The issue price of the 2032 Notes was 98.660%. Interest is paid semi-annually in arrears on October 15 and April 15. The debt issue discount is being amortized over the life of the 2032 Notes as an adjustment to interest expense. The 2032 Notes contain certain covenants including limitations on incurrence of debt and debt service coverage.

     On April 15, 2002, the Company received redemption notices from holders representing $84,930 of the 2027 Notes outstanding. The redemption notices require the Company to payoff and retire $84,930 of the 2027 Notes on May 15, 2002.

     On April 22, 2002, the Company and the Operating Partnership paid a first quarter 2002 dividend/distribution of $.6800 per common share/Unit, totaling approximately $31,453.

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

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of financing, interest rate levels, competition, supply and demand for industrial properties in the Company's current and proposed market areas, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs, and general accounting principles, policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission.

     The Company was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 85.0% ownership interest at March 31, 2002. Minority interest in the Company at March 31, 2002 represents the approximate 15.0% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

     As of March 31, 2002, the Company owned 914 in-service properties located in 24 states, containing an aggregate of approximately 63.1 million square feet of gross leasable area ("GLA"). Of the 914 in-service properties owned by the Company, 774 are held by the Operating Partnership, 115 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners, 11 are held by limited liability companies of which the Operating Partnership is the sole member and 14 are held by an entity wholly-owned by the Operating Partnership. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to, three joint ventures which invest in industrial properties (the "September 1998 Joint Venture", the "September 1999 Joint Venture" and the "December 2001 Joint Venture").

RESULTS OF OPERATIONS

     At March 31, 2002, the Company owned 914 in-service properties with approximately 63.1 million square feet of GLA, compared to 968 in-service properties with approximately 68.2 million square feet of GLA at March 31, 2001. During the period between April 1, 2001 and March 31, 2002, the Company acquired 67 in-service properties containing approximately 3.8 million square feet of GLA, completed development of eight properties totaling approximately 1.7 million square feet of GLA and sold 127 in-service properties totaling approximately 10.2 million square feet of GLA, three out of service properties and several land parcels. The Company also took six properties out of service that are under redevelopment, comprising approximately .7 million square feet of GLA and placed in service four properties comprising approximately .3 million square feet of GLA.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 TO THREE MONTHS ENDED MARCH 31, 2001

     Rental income and tenant recoveries and other income decreased by approximately $9.6 million or 9.7% due primarily to a decrease in average GLA and a decrease in average occupancy for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Rental income and tenant recoveries and other income from properties owned prior to January 1, 2001 decreased by approximately $1.2 million or 1.6% due primarily to a decrease in tenant recoveries due to a decrease in property expenses (as discussed below) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses decreased by approximately $3.3 million or 10.7%. This decrease is due primarily to decreases in real estate taxes, repairs and maintenance and utilities. The decrease in real estate taxes and utilities is due to a decrease in average GLA for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease in repairs and maintenance is due to a decrease in maintenance expenses. Property expenses from properties owned prior to January 1, 2001 decreased by approximately $.7 million or 3.1% due primarily to the explanations above.

     General and administrative increased by approximately $.6 million due primarily to increases in employee compensation and additional employees.

     Interest expense decreased by approximately $1.4 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 due primarily to a decrease in the weighted average interest rate on the Company's outstanding debt for the three months ended March 31, 2002 (6.69%) as compared to the three months ended March 31, 2001 (7.26%), as well as an increase in capitalized interest due to an increase in development activities. This was slightly offset by a higher average debt balance outstanding for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The average debt balance outstanding for the three months ended March 31, 2002 and 2001 was approximately $1,348.1 million and $1,274.6 million, respectively.

     Amortization of deferred financing costs remained relatively unchanged.

     Depreciation and other amortization increased by approximately $1.6 million due primarily to a decrease in the number of properties the Company considered held for sale at March 31, 2002 as compared to March 31, 2001.

     Equity in income of joint ventures remained relatively unchanged.

     The $.6 million gain on sale of real estate for the three months ended March 31, 2002 resulted from the sale of two industrial properties that were identified as held for sale at December 31, 2001. Gross proceeds from these sales were approximately $4.8 million.

     The $13.9 million gain on sale of real estate for the three months ended March 31, 2001 resulted from the sale of 24 industrial properties and several land parcels. Gross proceeds from these sales were approximately $60.9 million.

     Income from discontinued operations of approximately $16.3 million for the three months ended March 31, 2002 reflects the results of operations and gain on sale of 20 industrial properties and several land parcels that were sold during the three months ended March 31, 2002 as well as the results of operations of one industrial property identified as held for sale during the three months ended March 31, 2002. Gross proceeds from the sales of the 20 industrial properties and several land parcels were approximately $92.1 million, resulting in a gain on sale of real estate of approximately $15.0 million.

     Income from discontinued operations of approximately $1.3 million for the three months ended March 31, 2001 reflects the results of operations of the 20 industrial properties that were sold during the three months ended March 31, 2002 as well as the results of operations of one industrial property identified as held for sale during the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, the Company's cash and cash equivalents was approximately $2.1 million and restricted cash was approximately $60.6 million. Included in restricted cash are approximately $2.6 million of cash reserves required to be set aside under the Company's $40.0 million mortgage loan (the "1995 Mortgage Loan") for payments of security deposit refunds, capital expenditures, interest, real estate taxes, insurance and releasing costs. The portion of the cash reserve relating to payments for capital expenditures, interest, real estate taxes and insurance for properties collateralizing the 1995 Mortgage Loan is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserve relating to security deposit refunds is adjusted as tenants turn over. The portion of cash reserves relating to releasing costs resulted from a deposit of a lease termination fee that will be used to cover the costs of releasing that space. Also included in restricted cash is approximately $58.0 million of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Company exchanges properties under Section 1031 of the Internal Revenue Code.

THREE MONTHS ENDED MARCH 31, 2002

     Net cash provided by operating activities of approximately $22.6 million for the three months ended March 31, 2002 was comprised primarily of net income before minority interest of approximately $34.9 million and adjustments for non-cash items of approximately $4.1 million, offset by the net change in operating assets and liabilities of approximately $16.4 million. The adjustments for the non-cash items of approximately $4.1 million are primarily comprised of depreciation and amortization of approximately $20.5 million, offset by the gain on sale of real estate of approximately $15.7 million and the effect of the straight-lining of rental income of approximately $.7 million.

     Net cash used in investing activities of approximately $33.5 million for the three months ended March 31, 2002 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes and contributions to the December 2001 Joint Venture, offset by the net proceeds from the sale of real estate and the repayment of mortgage loans receivable.

     Net cash provided by financing activities of approximately $12.9 million for the three months ended March 31, 2002 was comprised primarily of repayments on mortgage loans payable, the repurchase of restricted stock, the purchase of U.S. Government securities used as substitute collateral to execute a legal defeasance of a portion of the 1995 Mortgage Loan and common and preferred stock dividends and unit distributions, offset by the net proceeds from the exercise of employee stock options and net borrowings under the Company's $300 million unsecured line of credit (the "2000 Unsecured Acquisition Facility").

THREE MONTHS ENDED MARCH 31, 2001

     Net cash provided by operating activities of approximately $33.4 million for the three months ended March 31, 2001 was comprised primarily of net income before minority interest of approximately $40.2 million, adjustments for non-cash items of approximately $5.1 million offset by the net change in operating assets and liabilities of approximately $11.9 million. The adjustments for the non-cash items of approximately $5.1 million are primarily comprised of depreciation and amortization of approximately $19.3 million, offset by the gain on sale of real estate of approximately $13.9 million and the effect of the straight-lining of rental income of approximately $.3 million.

     Net cash used in investing activities of approximately $26.8 million for the three months ended March 31, 2001 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, offset by a decrease in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, the net proceeds from the sale of real estate, distributions from two of the Company's industrial real estate joint ventures and the repayment of mortgage loans receivable.

     Net cash used in financing activities of approximately $1.0 million for the three months ended March 31, 2001 was comprised primarily of repayments on mortgage loans payable, the repurchase of restricted stock, the purchase of U.S. Government securities used as substitute collateral to execute a legal defeasance of a portion of the 1995 Mortgage Loan, common and preferred stock dividends and unit distributions, debt issuance costs incurred in conjunction with the issuance of senior unsecured debt and net repayments under the 2000 Unsecured Acquisition Facility, offset by the proceeds from the issuance of senior unsecured debt and net proceeds from the exercise of employee stock options.

INVESTMENT IN REAL ESTATE AND DEVELOPMENT OF REAL ESTATE

     During the three months ended March 31, 2002, the Company purchased 15 industrial properties comprising, in the aggregate, approximately .8 million square feet of GLA for an aggregate purchase price of approximately $41.7 million, excluding costs incurred in conjunction with the acquisition of the properties. The Company also completed the development of three industrial properties comprising approximately .8 million square feet of GLA at a cost of approximately $24.2 million.

     The Company has committed to the construction of 42 development projects totaling approximately 4.3 million square feet of GLA for an estimated investment of approximately $209.2 million. Of this amount, approximately $44.5 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Company's 2000 Unsecured Acquisition Facility. The Company expects to place in service all of the development projects during the next twelve months. There can be no assurance that the Company will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

SALE OF REAL ESTATE, REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

     During the three months ended March 31, 2002, the Company sold 20 industrial properties comprising approximately 2.4 million square feet of GLA that were not classified as held for sale at December 31, 2001, two properties comprising approximately .1 million square feet of GLA that were classified as held for sale at December 31, 2001 and several land parcels. Gross proceeds from these sales were approximately $96.9 million. In accordance with FAS 144, the results of operations and gain on sale of real estate for the 20 sold properties that were not identified as held for sale at December 31, 2001 are included in discontinued operations.

     At March 31, 2002, the Company had 12 industrial properties comprising approximately 1.2 million square feet of GLA held for sale. Eleven of the 12 properties comprising approximately 1.1 million square feet of GLA that were held for sale as of March 31, 2002 were identified as held for sale as of December 31, 2001. Income from operations for these 11 industrial properties held for sale for the three months ended March 31, 2002 and 2001 is approximately $.9 million and $.6 million, respectively. Net carrying value of the 12 industrial properties held for sale at March 31, 2002 is approximately $28.5 million. In accordance with FAS 144, the results of operations of the property identified as held for sale during the three months ended March 31, 2002 are included in discontinued operations. There can be no assurance that such properties held for sale will be sold.

INVESTMENTS IN JOINT VENTURES

     During the three months ended March 31, 2002, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized, in the aggregate, approximately $.5 million in asset management and property management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture, collectively. The Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $2.2 million in the December 2001 Joint Venture. The Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $.2 million from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively. As of March 31, 2002, the September 1998 Joint Venture owned 90 industrial properties comprising approximately 4.3 million square feet of GLA, the September 1999 Joint Venture owned 36 industrial properties comprising approximately 1.0 million square feet of GLA and the December 2001 Joint Venture had economic interests in 11 industrial properties comprising approximately 2.2 million square feet of GLA. The properties purchased by the December 2001 Joint Venture were purchased from the Company. The Company deferred 15% of the gain resulting from these sales which is equal to the Company's economic interest in the December 2001 Joint Venture.

MORTGAGE LOANS PAYABLE

     In January 2002, the Company purchased approximately $.8 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $.8 million of the 1995 Mortgage Loan. The terms of the legal defeasance require the Mortgage Partnership to use the gross proceeds from the maturities of the U.S. Government securities to pay down and subsequently retire the defeased portion of the 1995 Mortgage Loan in January 2003. The Company is carrying the defeased portion of the 1995 Mortgage Loan on its balance sheet until it pays down and retires the defeased portion of the 1995 Mortgage Loan in January 2003. Upon the execution of the legal defeasance, one of the 21 properties collateralizing the 1995 Mortgage Loan was released and subsequently sold.

MARKET RISK

     The following discussion about the Company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at March 31, 2002 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

     In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

     At March 31, 2002, $1,210.5 million (approximately 89.3% of total debt at March 31, 2002) of the Company's debt was fixed rate debt (included in the fixed rate debt is $75.0 million of borrowings under the Company's 2000 Unsecured Acquisition Facility which the Company fixed the interest rate via interest rate swap agreements) and $144.5 million (approximately 10.7% of total debt at March 31, 2002) was variable rate debt. The Company also has outstanding a written put option (the "Written Option") which was issued in conjunction with the initial offering of one tranche of senior unsecured debt as well as interest rate protection agreements with a notional value of $100 million which fixed the interest rate on a forecasted offering of unsecured debt (the "Treasury Locks"). Currently, the Company does not enter into financial instruments for trading or other speculative purposes.

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

     Based upon the amount of variable rate debt outstanding at March 31, 2002, a 10% increase or decrease in the interest rate on the Company's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.5 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at March 31, 2002 by approximately $50.4 million to $1,143.9 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at March 31, 2002 by approximately $55.6 million to $1,249.9 million. A 10% increase in interest rates would decrease the fair value of the Written Option at March 31, 2002 by approximately $1.8 million to $3.4 million. A 10% decrease in interest rates would increase the fair value of the Written Option at March 31, 2002 by approximately $2.5 million to $7.7 million. The Company settled the Treasury Locks on April 5, 2002 for proceeds of approximately $2.3 million.

ISSUANCE OF RESTRICTED STOCK AND EMPLOYEE STOCK OPTIONS

     During the three months ended March 31, 2002, the Company awarded 90,260 shares of restricted common stock to certain employees and 965 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $3.1 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

     During the three months ended March 31, 2002, the Company issued 870,600 non-qualified employee stock options to certain officers, Directors and employees of the Company. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $30.53 per share and expire ten years from the date of grant.

COMMON STOCK

     During the three months ended March 31, 2002, certain employees of the Company exercised 354,953 non-qualified employee stock options. Net proceeds to the Company were approximately $10.1 million.

DIVIDENDS/DISTRIBUTIONS

     On January 22, 2002, the Company and the Operating Partnership paid a fourth quarter 2001 distribution of $.6800 per common share/Unit, totaling approximately $31.2 million.

SUBSEQUENT EVENTS

     From April 1, 2002 to May 3, 2002, the Company acquired 11 industrial properties for an aggregate purchase price of approximately $45.2 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold one industrial property for approximately $20.9 million of gross proceeds.

     On April 1, 2002, the Company paid first quarter preferred stock dividends of $54.688 per share (equivalent to $.54688 per Depositary Share) on its Series B Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, $49.687 per share (equivalent to $.49687 per Depositary Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its Series E Preferred Stock. The preferred stock dividends paid on April 1, 2002 totaled, in the aggregate, approximately $7.2 million.

     On April 12, 2002, the Company called for the redemption of all of its outstanding Series B Preferred Stock at the price of $25.00 per share, plus accrued and unpaid dividends. The redemption date will be May 14, 2002.

     On April 15, 2002, the Company, through the Operating Partnership, issued $200.0 million of senior unsecured debt which matures on April 15, 2012 and bears a coupon interest rate of 6.875% (the "2012 Notes"). The issue price of the 2012 Notes was 99.310%. Interest is paid semi-annually in arrears on October 15 and April 15. The Company also entered into interest rate protection agreements which were used to fix the interest rate on the 2012 Notes prior to issuance. The Company settled the interest rate protection agreements for approximately $1.8 million of proceeds which will be included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2012 Notes as an adjustment to interest expense. The 2012 Notes contain certain covenants including limitations on incurrence of debt and debt service coverage.

     On April 15, 2002, the Company, through the Operating Partnership, issued $50.0 million of senior unsecured debt which matures on April 15, 2032 and bears a coupon interest rate of 7.75% (the "2032 Notes"). The issue price of the 2032 Notes was 98.660%. Interest is paid semi-annually in arrears on October 15 and April 15. The debt issue discount is being amortized over the life of the 2032 Notes as an adjustment to interest expense. The 2032 Notes contain certain covenants including limitations on incurrence of debt and debt service coverage.

     On April 15, 2002, the Company received redemption notices from holders representing $84.9 million of the 2027 Notes outstanding. The redemption notices require the Company to payoff and retire $84.9 million of the 2027 Notes on May 15, 2002.

     On April 22, 2002, the Company and the Operating Partnership paid a first quarter 2002 dividend/distribution of $.6800 per common share/Unit, totaling approximately $31.5 million.

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

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional equity securities. As of March 31, 2002, $589.2 million of common stock, preferred stock and depositary shares and $500.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. As of May 3, 2002, $589.2 million of common stock, preferred stock and depositary shares and $250.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under the 2000 Unsecured Acquisition Facility. At March 31, 2002, borrowings under the 2000 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 3.31%. The 2000 Unsecured Acquisition Facility bears interest at a floating rate of LIBOR plus ..80%, or the Prime Rate, at the Company's election. As of May 3, 2002, the

Company had approximately $297.8 million available for additional borrowings under the 2000 Unsecured Acquisition Facility.


OTHER

     On April 30, 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds both Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("FAS 4"), and the amendment to FAS 4, Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. FAS 145 is effective for transactions occurring subsequent to May 15, 2002. The Company is currently assessing the impact of FAS 145 on its consolidated financial position, liquidity, and results of operations.


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

ITEM 2. CHANGES IN SECURITIES
     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5. OTHER INFORMATION
     Not Applicable.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

a)   Exhibits:

          Exhibit
          Number      Description
          ------      -----------
           10.1*      Employment Agreement, dated March 31, 2002, between First
                      Industrial Realty Trust, Inc. and Michael J. Havala
           10.2*      Employment Agreement, dated March 31, 2002, between First
                      Industrial Realty Trust, Inc. and Johannson L. Yap
           10.3*      Employment Agreement, dated March 25, 2002, between First
                      Industrial Realty Trust, Inc. and David P. Draft


b)   Report on Form 8-K:
         None.


             * Filed herewith.
------------------------------

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



                                        FIRST INDUSTRIAL REALTY TRUST, INC.


Date: May 9, 2002                       By: /s/ Scott A. Musil
                                            ------------------
                                            Scott A. Musil
                                            Senior Vice President- Controller
                                            (Chief Accounting Officer)

                                  EXHIBIT INDEX


          Exhibit
          Number      Description
          ------      -----------
           10.1*      Employment Agreement, dated March 31, 2002, between First
                      Industrial Realty Trust, Inc. and Michael J. Havala
           10.2*      Employment Agreement, dated March 31, 2002, between First
                      Industrial Realty Trust, Inc. and Johannson L. Yap
           10.3*      Employment Agreement, dated March 25, 2002, between First
                      Industrial Realty Trust, Inc. and David P. Draft




              * Filed herewith.
-------------------------------