Form 10-Q
period 2002-06-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 2002-08-14
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of Common Stock, $.01 par value, outstanding as of August 9, 2002: 39,575,771

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2002

                                      INDEX




                                                                         PAGE
                                                                         ----
PART I:  FINANCIAL INFORMATION

  Item 1.  Financial Statements


    Consolidated Balance Sheets as of June 30, 2002 and
    December 31, 2001....................................................  2

    Consolidated Statements of Operations for the Six Months Ended
    June 30, 2002 and June 30, 2001......................................  3

    Consolidated Statements of Operations for the Three Months Ended
    June 30, 2002 and June 30, 2001......................................  4

    Consolidated Statements of Cash Flows for the Six Months Ended
    June 30, 2002 and June 30, 2001......................................  5

    Notes to Consolidated Financial Statements............................ 6-15

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..  .....................................  16-26

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.....  26


PART II:  OTHER INFORMATION

  Item 1.  Legal Proceedings ............................................  27
  Item 2.  Changes in Securities ........................................  27
  Item 3.  Defaults Upon Senior Securities...............................  27
  Item 4.  Submission of Matters to a Vote of Security Holders ..........  27
  Item 5.  Other Information ............................................  27
  Item 6.  Exhibits and Report on Form 8-K...............................  27



SIGNATURE ...............................................................  28


EXHIBIT INDEX ...........................................................  29

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       FIRST INDUSTRIAL REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                      June 30,     December 31,
                                                                        2002           2001
                                                                    -----------    -----------
                                               ASSETS
Assets:
   Investment in Real Estate:
      Land ......................................................   $   432,481    $   421,828
      Buildings and Improvements ................................     2,146,297      2,137,666
      Furniture, Fixtures and Equipment .........................         1,258          1,258
      Construction in Progress ..................................       152,617        154,175
      Less: Accumulated Depreciation ............................      (296,665)      (276,820)
                                                                    -----------    -----------
              Net Investment in Real Estate .....................     2,435,988      2,438,107

   Real Estate Held for Sale, Net of Accumulated Depreciation
      and Amortization of $5,264 at June 30, 2002 and $4,033 at
      December 31, 2001 .........................................        36,675         30,750
   Cash and Cash Equivalents ....................................         2,630           --
   Restricted Cash ..............................................        39,939         22,764
   Tenant Accounts Receivable, Net ..............................        11,132         11,956
   Investments in Joint Ventures ................................        10,783          9,010
   Deferred Rent Receivable .....................................        14,841         15,442
   Deferred Financing Costs, Net ................................        12,386         11,717
   Prepaid Expenses and Other Assets, Net .......................       107,063         81,654
                                                                    -----------    -----------
              Total Assets ......................................   $ 2,671,437    $ 2,621,400
                                                                    ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage Loans Payable, Net ..................................   $    97,473    $    87,459
   Senior Unsecured Debt, Net ...................................     1,211,715      1,048,491
   Acquisition Facility Payable .................................       156,100        182,500
   Accounts Payable and Accrued Expenses ........................        59,245         71,031
   Rents Received in Advance and Security Deposits ..............        23,263         26,684
   Dividends/Distributions Payable ..............................        36,651         31,196
                                                                    -----------    -----------
              Total Liabilities .................................     1,584,447      1,447,361
                                                                    -----------    -----------

Minority Interest ...............................................       176,492        178,442
Commitments and Contingencies ...................................            --             --

Stockholders' Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized,
    20,000, 50,000 and 30,000 shares of Series C, D and E
    Cumulative Preferred Stock, respectively, issued and
    outstanding at June 30, 2002 and December 31, 2001, having a liquidation preference of $2,500 per share ($50,000), $2,500 per share ($125,000) and $2,500 per share ($75,000),
    respectively, as well as 40,000 shares of Series B Cumulative
    Preferred Stock issued and outstanding at December 31, 2001, having a liquidation preference of $2,500 per share
    ($100,000)) .................................................             1              1

Common Stock ($.01 par value, 100,000,000 shares authorized,
    40,970,497 and 40,302,287 shares issued and 39,572,897 and
    38,904,687 shares outstanding at June 30, 2002 and December
    31, 2001, respectively) .....................................           410            403


Additional Paid-in-Capital ......................................     1,121,190      1,197,877
Distributions in Excess of Accumulated Earnings .................      (153,451)      (143,958)
Unearned Value of Restricted Stock Grants .......................        (6,891)        (6,247)
Accumulated Other Comprehensive Loss ............................       (10,663)       (12,381)
Treasury Shares at Cost (1,397,600 shares at June 30, 2002 and
       December 31, 2001) .......................................       (40,098)       (40,098)
                                                                    -----------    -----------
                Total Stockholders' Equity ......................       910,498        995,597
                                                                    -----------    -----------

                Total Liabilities and Stockholders' Equity ......   $ 2,671,437    $ 2,621,400
                                                                    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                           Six Months Ended    Six Months Ended
                                                                            June 30, 2002        June 30, 2001
                                                                           ----------------    ----------------
Revenues:
   Rental Income ........................................................   $        134,445    $        143,389
   Tenant Recoveries and Other Income ...................................             42,006              45,912
                                                                            ----------------    ----------------
             Total Revenues .............................................            176,451             189,301
                                                                            ----------------    ----------------

Expenses:
   Real Estate Taxes ....................................................             27,976              28,644
   Repairs and Maintenance ..............................................             10,550               9,965
   Property Management ..................................................              6,707               6,610
   Utilities ............................................................              4,420               5,191
   Insurance ............................................................              1,276               1,154
   Other ................................................................              4,476               5,447
   General and Administrative ...........................................             10,023               9,653
   Interest Expense .....................................................             42,704              42,633
   Amortization of Deferred Financing Costs .............................                959                 898
   Depreciation and Other Amortization ..................................             36,924              33,124
                                                                            ----------------    ----------------
              Total Expenses ............................................            146,015             143,319
                                                                            ----------------    ----------------

Income from Continuing Operations Before Equity in Income of Joint
    Ventures, Income Allocated to Minority Interest and
    Gain on Sale of Real Estate .........................................             30,436              45,982
Equity in Income of Joint Ventures ......................................                576                 436
Gain on Sale of Real Estate .............................................              3,256              29,698
Minority Interest Allocable to Continuing Operations ....................             (3,102)             (9,410)
                                                                            ----------------    ----------------
Income from Continuing Operations .......................................             31,166              66,706
Income from Discontinued Operations (Including Gain on Sale of Real
   Estate of $32,239 for the Six Months Ended June 30, 2002) ............             36,557               6,525
Minority Interest Allocable to Discontinued Operations ..................             (5,509)             (1,011)
                                                                            ----------------    ----------------
Net Income Before Extraordinary Loss ....................................             62,214              72,220
Extraordinary Loss ......................................................               (888)            (10,309)
Minority Interest Allocable to Extraordinary Loss .......................                134               1,597
                                                                            ----------------    ----------------
Net Income ..............................................................             61,460              63,508
Less:  Preferred Stock Dividends ........................................            (13,344)            (15,539)
                                                                            ----------------    ----------------
Net Income Available to Common Stockholders .............................   $         48,116    $         47,969
                                                                            ================    ================

Income from Continuing Operations Available to Common Stockholders Per
   Weighted Average Common Share Outstanding:
            Basic .......................................................   $            .45    $           1.31
                                                                            ================    ================
            Diluted .....................................................   $            .45    $           1.29
                                                                            ================    ================

Net Income Available to Common Stockholders Before Extraordinary Loss Per
    Weighted Average Common Share Outstanding:

            Basic .......................................................   $           1.25    $           1.45
                                                                            ================    ================
            Diluted .....................................................   $           1.24    $           1.43
                                                                            ================    ================

Net Income Available to Common Stockholders Per Weighted Average
    Common Share Outstanding:
            Basic .......................................................   $           1.23    $           1.22
                                                                            ================    ================
            Diluted .....................................................   $           1.22    $           1.21
                                                                            ================    ================

Net Income ..............................................................   $         61,460    $         63,508
Other Comprehensive Income:
            Cumulative Transition Adjustment ............................                 --             (14,920)
            Settlement of Interest Rate Protection Agreement ............              1,772                (191)
            Mark-to-Market of Interest Rate Protection Agreements .......               (179)                 --
            Write-off of Unamortized Interest Rate Protection Agreement
              Due to the Early Retirement of Debt .......................                 --               2,156
            Amortization of Interest Rate Protection Agreements .........                125                 702
                                                                            ----------------    ----------------
Comprehensive Income ....................................................   $         63,178    $         51,255
                                                                            ================    ================



    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                           Three Months Ended  Three Months Ended
                                                                              June 30, 2002      June 30, 2001
                                                                            ----------------    ----------------
Revenues:
   Rental Income ........................................................   $         68,140    $         72,050
   Tenant Recoveries and Other Income ...................................             22,014              21,644
                                                                            ----------------    ----------------
             Total Revenues .............................................             90,154              93,694
                                                                            ----------------    ----------------

Expenses:
   Real Estate Taxes ....................................................             14,402              14,170
   Repairs and Maintenance ..............................................              5,898               4,504
   Property Management ..................................................              3,396               3,276
   Utilities ............................................................              2,217               2,108
   Insurance ............................................................                688                 585
   Other ................................................................              2,289               2,611
   General and Administrative ...........................................              4,860               5,051
   Interest Expense .....................................................             22,920              21,431
   Amortization of Deferred Financing Costs .............................                497                 456
   Depreciation and Other Amortization ..................................             18,806              16,421
                                                                            ----------------    ----------------
              Total Expenses ............................................             75,973              70,613
                                                                            ----------------    ----------------

Income from Continuing Operations Before Equity in Income of Joint
    Ventures, Income Allocated to Minority Interest and
    Gain on Sale of Real Estate .........................................             14,181              23,081
Equity in Income of Joint Ventures ......................................                354                 250
Gain on Sale of Real Estate .............................................              2,616              15,822
Minority Interest Allocable to Continuing Operations ....................             (1,630)             (4,888)
                                                                            ----------------    ----------------
Income from Continuing Operations .......................................             15,521              34,265
Income from Discontinued Operations (Including Gain on Sale of Real
   Estate of $17,211 for the Three Months Ended June 30, 2002) ..........             18,724               3,255
Minority Interest Allocable to Discontinued Operations ..................             (2,804)               (499)
                                                                            ----------------    ----------------
Net Income Before Extraordinary Loss ....................................             31,441              37,021
Extraordinary Loss ......................................................               (888)            (10,309)
Minority Interest Allocable Extraordinary Loss ..........................                134               1,597
                                                                            ----------------    ----------------
Net Income ..............................................................             30,687              28,309
Less:  Preferred Stock Dividends ........................................             (6,113)             (7,328)
                                                                            ----------------    ----------------
Net Income Available to Common Stockholders .............................   $         24,574    $         20,981
                                                                            ================    ================

Income from Continuing Operations Available to Common Stockholders Per
    Weighted Average Common Share Outstanding:
            Basic .......................................................   $            .24    $            .68
                                                                            ================    ================
            Diluted .....................................................   $            .24    $            .68
                                                                            ================    ================

Net Income Available to Common Stockholders Before Extraordinary Loss Per
    Weighted Average Common Share Outstanding:
            Basic .......................................................   $            .64                 .75
                                                                            ================    ================
            Diluted .....................................................   $            .64    $            .75
                                                                            ================    ================

Net Income Available to Common Stockholders Per Weighted Average
     Common Share Outstanding:
            Basic .......................................................   $            .62    $            .53
                                                                            ================    ================
            Diluted .....................................................   $            .62    $            .53
                                                                            ================    ================

Net Income ..............................................................   $         30,687    $         28,309
Other Comprehensive Income:
            Settlement of Interest Rate Protection Agreement ............              1,772                (425)
            Mark-to-Market of Interest Rate Protection Agreements .......             (3,751)                 --
            Write-off of Unamortized Interest Rate Protection Agreement
              Due to the Early Retirement of Debt .......................                 --               2,156
            Amortization of Interest Rate Protection Agreements .........                 71                 612
                                                                            ----------------    ----------------
Comprehensive Income ....................................................   $         28,779    $         30,652
                                                                            ================    ================

The accompanying notes are an integral part of the financial statements

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                   Six Months Ended    Six Months Ended
                                                                     June 30, 2002       June 30, 2001
                                                                   ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income .................................................    $         61,460    $         63,508
   Income Allocated to Minority Interest ......................               8,477               8,824
                                                                   ----------------    ----------------
   Income Before Minority Interest ............................              69,937              72,332

   Adjustments to Reconcile Net Income to Net Cash Provided
   by Operating Activities:
       Depreciation ...........................................              32,562              29,887
       Amortization of Deferred Financing Costs ...............                 959                 898
       Other Amortization .....................................               7,926               7,313
       Equity in Income of Joint Ventures .....................                (576)               (436)
       Distributions from Joint Ventures ......................                 576                 436
       Gain on Sale of Real Estate ............................             (35,495)            (29,698)
       Extraordinary Loss .....................................                 888              10,309
       Increase in Tenant Accounts Receivable and Prepaid
         Expenses and Other Assets, Net .......................              (4,098)             (4,556)
       Increase in Deferred Rent Receivable ...................                (661)             (1,244)
       Decrease in Accounts Payable and Accrued Expenses and ..
         Rents Received in Advance and Security Deposits ......             (15,967)            (10,291)
       Increase in Restricted Cash ............................                 (57)                (94)
                                                                   ----------------    ----------------
            Net Cash Provided by Operating Activities ........               55,994              74,856
                                                                   ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of and Additions to Investment in Real Estate ...             (168,063)           (204,365)
   Net Proceeds from Sales of Investment in Real Estate ......              142,120             212,445
   Contributions to and Investments in Joint Ventures ........               (3,104)                 --
   Distributions from Joint Ventures in Excess of Equity in ..
     Income ..................................................                  179                 166
   Repayment of Mortgage Loans Receivable ....................               18,068               4,429
   Increase in Restricted Cash ...............................              (17,118)            (27,883)
                                                                   ----------------    ----------------
             Net Cash Used in Investing Activities ...........              (27,918)            (15,208)
                                                                   ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Proceeds from Exercise of Employee Stock Options ......               15,749              13,936
   Repurchase of Restricted Stock ............................               (1,787)             (1,638)
   Purchase of U.S. Government Securities ....................               (2,634)             (1,123)
   Proceeds from Senior Unsecured Debt .......................              247,950             199,390
   Other Proceeds from Senior Unsecured Debt .................                1,772                  --
   Repayments of Senior Unsecured Debt .......................              (84,930)           (100,000)
   Redemption of Preferred Stock .............................             (100,000)            (41,295)
   Dividends/Distributions ...................................              (62,648)            (60,812)
   Preferred Stock Dividends .................................               (8,300)            (16,519)
   Repayments on Mortgage Loans Payable ......................               (1,806)            (12,731)
   Proceeds from Acquisition Facility Payable ................              320,300             297,300
   Repayments on Acquisition Facility Payable ................             (346,700)           (326,300)
   Cost of Debt Issuance and Prepayment Fees .................               (2,412)             (8,888)
                                                                   ----------------    ----------------
              Net Cash Used in Financing Activities ..........              (25,446)            (58,680)
                                                                   ----------------    ----------------

Net Increase in Cash and Cash Equivalents ....................                2,630                 968
Cash and Cash Equivalents, Beginning of Period ...............                   --               7,731
                                                                   ----------------    ----------------
Cash and Cash Equivalents, End of Period .....................     $          2,630    $          8,699
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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.     ORGANIZATION AND FORMATION OF COMPANY

     First Industrial Realty Trust, Inc. (the "Company") was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 85.1% ownership interest at June 30, 2002. Minority interest in the Company at June 30, 2002 represents the approximate 14.9% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

     As of June 30, 2002, the Company owned 906 in-service properties located in 24 states, containing an aggregate of approximately 63.3 million square feet of gross leasable area ("GLA"). Of the 906 in-service properties owned by the Company, 763 are held by the Operating Partnership, 118 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners, 11 are held by limited liability companies of which the Operating Partnership is the sole member and 14 are held by an entity wholly-owned by the Operating Partnership. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to, three joint ventures which invest in industrial properties (the "September 1998 Joint Venture", the "September 1999 Joint Venture" and the "December 2001 Joint Venture").

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

     In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2002 and December 31, 2001, and the reported amounts of revenues and expenses for each of the six and three months ended June 30, 2002 and 2001. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Company as of June 30, 2002, the results of its operations for each of the six and three months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001.

Tenant Accounts Receivable, Net:

     The Company provides an allowance for doubtful accounts against the portion of tenants accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of approximately $2,050 as of June 30, 2002 and December 31, 2001.

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

Recent Accounting Pronouncements:

     On April 30, 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds both Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("FAS 4"), and the amendment to FAS 4, Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. FAS 145 is effective for fiscal years beginning after May 15, 2002. The Company believes that FAS 145 will not have an impact on its consolidated financial position, liquidity and results of operations.

Reclassification:

     Certain 2001 items have been reclassified to conform to the 2002 presentation.

3.   INVESTMENTS IN JOINT VENTURES

     During the six months ended June 30, 2002, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized approximately $454 in asset management fees from the September 1998 Joint Venture and the September 1999 Joint Venture, and approximately $556 in property management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture. The Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $3,104 in the December 2001 Joint Venture. The Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $755 from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture. As of June 30, 2002, the September 1998 Joint Venture owned 90 industrial properties comprising approximately 4.3 million square feet of GLA, the September 1999 Joint Venture owned 31 industrial properties comprising approximately .8 million square feet of GLA and the December 2001 Joint Venture had economic interests in 14 industrial properties comprising approximately 2.5 million square feet of GLA. The properties purchased by the December 2001 Joint Venture were purchased from the Company. The Company deferred 15% of the gain resulting from these sales, which is equal to the Company's economic interest in the December 2001 Joint Venture.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE

Mortgage Loans Payable, Net:

     On December 29, 1995, the Company, through an entity in which the Operating Partnership is the sole limited partner and a wholly-owned subsidiary of the Company is the general partner (the "Mortgage Partnership"), entered into a $40,200 mortgage loan (the "1995 Mortgage Loan"). In January 2002, the Company purchased approximately $.8 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $.8 million of the 1995 Mortgage Loan. In June 2002, the Company purchased approximately $1.9 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $1.9 million of the 1995 Mortgage Loan. The terms of the legal defeasance require the Mortgage Partnership to use the gross proceeds from the maturities of the U.S. Government securities to pay down and subsequently retire the defeased portion of the 1995 Mortgage Loan in January 2003. The Company is carrying the defeased portion of the 1995 Mortgage Loan on its balance sheet until it pays down and retires the defeased portion of the 1995 Mortgage Loan in January 2003. Upon the executions of the legal defeasances, two of the 21 properties collateralizing the 1995 Mortgage Loan were released and subsequently sold.

     On April 1, 2002, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of $5,814 (the "Acquisition Mortgage Loan VIII"). The Acquisition Mortgage Loan VIII is collateralized by one property in Rancho Dominguez, California, bears interest at a fixed rate of 8.26% and provides for monthly principal and interest payments based on a 22-year amortization schedule. The Acquisition Mortgage Loan VIII matures on December 1, 2019. The Acquisition Mortgage Loan VIII may be prepaid only after November 2004 in exchange for the greater of a 1% prepayment fee or yield maintenance premium.

     On April 1, 2002, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of $6,030 (the "Acquisition Mortgage Loan IX"). The Acquisition Mortgage Loan IX is collateralized by one property in Rancho Dominguez, California, bears interest at a fixed rate of 8.26% and provides for monthly principal and interest payments based on a 22-year amortization schedule. The Acquisition Mortgage Loan IX matures on December 1, 2019. The Acquisition Mortgage Loan IX may be prepaid only after November 2004 in exchange for the greater of a 1% prepayment fee or yield maintenance premium.

     On January 31, 1997, the Company, through the Operating Partnership, assumed a loan in the amount of $705 (the "LB Loan II"). The LB Loan II was interest free until February 1998, after which time the LB Loan II bore interest at 8.00%, and provided for interest only payments prior to maturity. On June 14, 2002, the Company, through the Operating Partnership, paid off and retired the LB Loan II.

Senior Unsecured Debt:

     On April 15, 2002, the Company, through the Operating Partnership, issued $200,000 of senior unsecured debt which matures on April 15, 2012 and bears a coupon interest rate of 6.875% (the "2012 Notes"). The issue price of the 2012 Notes was 99.310%. Interest is paid semi-annually in arrears on April 15 and October 15. The Company also entered into interest rate protection agreements which were used to fix the interest rate on the 2012 Notes prior to issuance. The Company settled the interest rate protection agreements for approximately $1,772 of proceeds, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2012 Notes as an adjustment to interest expense. The 2012 Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.

     On April 15, 2002, the Company, through the Operating Partnership, issued $50,000 of senior unsecured debt which matures on April 15, 2032 and bears a coupon interest rate of 7.75% (the "2032 Notes"). The issue price of the 2032 Notes was 98.660%. Interest is paid semi-annually in arrears on April 15 and October 15. The debt issue discount is being amortized over the life of the 2032 Notes as an adjustment to interest expense. The 2032 Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

     On May 13, 1997, the Company, through the Operating Partnership, issued $100,000 of senior unsecured debt which matures on May 15, 2027 and bears a coupon interest rate of 7.15% (the "2027 Notes"). The issue price of the 2027 Notes was 99.854%. The 2027 Notes were redeemable, at the option of the holders thereof, on May 15, 2002. The Company received redemption notices from holders representing $84,930 of the 2027 Notes outstanding. On May 15, 2002, the Company paid off and retired $84,930 of the 2027 Notes. Due to the partial payoff of the 2027 Notes, the Company has recorded an extraordinary loss of approximately $888 comprised of the amount paid above the carrying amount of the 2027 Notes, the write-off of unamortized deferred financing fees and legal costs.

Acquisition Facility Payable:
     In January 2002, the Company entered into an interest rate swap agreement (the "Interest Rate Swap Agreement") which fixed the interest rate on a portion of the Company's outstanding borrowings on its $300,000 unsecured revolving credit facility (the "2000 Unsecured Acquisition Facility"). The Company designated this transaction as a cash flow hedge. The Interest Rate Swap Agreement has a notional value of $25,000, is effective from February 4, 2002 through February 4, 2003 and fixed the LIBOR Rate at 2.4975%. Any payments or receipts from the Interest Rate Swap Agreement will be treated as a component of interest expense. The Company anticipates that the Interest Rate Swap Agreement will be highly effective and, as a result, the change in value will be shown in other comprehensive income.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

     The following table discloses certain information regarding the Company's mortgage loans payable, senior unsecured debt and acquisition facility payable:

                                        OUTSTANDING BALANCE AT         ACCRUED INTEREST PAYABLE AT   INTEREST RATE AT
                                    ------------------------------     ---------------------------   ----------------

                                     JUNE 30,        DECEMBER 31,      JUNE 30,     DECEMBER 31,      JUNE 30,        MATURITY
                                       2002              2001            2002          2001             2002            DATE
                                    ----------        ----------        -------     ------------      --------        --------
MORTGAGE LOANS PAYABLE, NET
1995 Mortgage Loan .............    $   37,774  (1)   $   38,063        $   152       $   160           7.220%          1/11/26  (1)
CIGNA Loan......................        32,824            33,214            205           207           7.500%          4/01/03  (7)
Assumed Loans...................         6,282             6,538          --            --              9.250%          1/01/13
LB Loan II......................            --               705          --               24           8.000%              (2)
Acquisition Mortgage Loan III...         2,999             3,065             22         --              8.875%          6/01/03
Acquisition Mortgage Loan IV....         2,255             2,286             17         --              8.950%         10/01/06
Acquisition Mortgage Loan V.....         2,631  (3)        2,665   (3)    --            --              9.010%          9/01/06
Acquisition Mortgage Loan VI....           905  (3)          923   (3)        6             7           8.875%         11/01/06  (8)
Acquisition Mortgage Loan VIII..         5,794             --                40         --              8.260%         12/01/19
Acquisition Mortgage Loan IX....         6,009             --                41         --              8.260%         12/01/19
                                    ----------        ----------        -------       -------
Total...........................    $   97,473        $   87,459        $   483       $   398
                                    ==========        ==========        =======       =======

SENIOR UNSECURED DEBT, NET
2005 Notes......................    $   50,000        $   50,000        $   383       $   383           6.900%         11/21/05
2006 Notes......................       150,000           150,000            875           875           7.000%         12/01/06
2007 Notes......................       149,974  (4)      149,972   (4)    1,457         1,457           7.600%          5/15/07
2011 PATS.......................        99,587  (4)       99,563   (4)      942           942           7.375%          5/15/11  (5)
2017 Notes......................        99,852  (4)       99,847   (4)      625           625           7.500%         12/01/17
2027 Notes......................        15,052  (4)       99,877   (4)      138           914           7.150%          5/15/27  (6)
2028 Notes......................       199,795  (4)      199,791   (4)    7,009         7,009           7.600%          7/15/28
2011 Notes......................       199,471  (4)      199,441   (4)    4,343         4,343           7.375%          3/15/11
2012 Notes......................       198,649  (4)        --             2,903         --              6.875%          4/15/12
2032 Notes......................        49,335  (4)        --               818         --              7.750%          4/15/32
                                    ----------        ----------        -------       -------
Total...........................    $1,211,715        $1,048,491        $19,493       $16,548
                                    ==========        ==========        =======       =======

ACQUISITION FACILITY PAYABLE
2000 Unsecured Acquisition
   Facility.....................    $  156,100        $  182,500        $   399       $   571           3.17%           6/30/03
                                    ==========        ==========        =======       =======

(1) Approximately $4.9 million of this loan has been defeased and will be paid in full in January 2003.
(2)      On June 14, 2002, the Company paid off and retired the LB Loan II.
(3) At June 30, 2002, the Acquisition Mortgage Loan V and the Acquisition Mortgage Loan VI are net of unamortized premiums of $161 and $36, respectively. At December 31, 2001 the Acquisition Mortgage Loan V and the Acquisition Mortgage Loan VI are net of unamortized premiums of $180 and $41, respectively.
(4)      At June 30, 2002, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes,
         2028 Notes, 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $26, $413, $148, $18, $205, $529, $1,351 and
         $665, respectively. At December 31, 2001, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Notes are net of unamortized discounts of $28, $437, $153, $123, $209 and $559, respectively.
(5) The 2011 PATS are redeemable at the option of the holder thereof, on May 15, 2004.
(6) The 2027 Notes were redeemable at the option of the holders thereof, on May 15, 2002. The Company redeemed $84,930 of the 2027 Notes outstanding on May 15, 2002.
(7) The Company has given notice to the lender of the CIGNA Loan that it intends to pay off and retire this loan in October 2002.
(8) On July 2, 2002, the Company paid off and retired the Acquisition Mortgage Loan VI.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

     The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans payable, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                                                       Amount
                                                    -----------
                                Remainder of 2002   $   34,532
                                2003                   165,264
                                2004                     1,628
                                2005                    51,777
                                2006                   156,058
                                Thereafter           1,059,187
                                                    ----------
                                Total               $1,468,446
                                                    ==========

     The Company has given notice to the lender of the CIGNA Loan (as defined in Note 11) that it intends to pay off and retire this loan in October 2002. As a result, the CIGNA Loan (as defined in Note 11) is shown as coming due in 2002. Also, on July 2, 2002, the Company paid off and retired the Acquisition Mortgage Loan VI. As a result, the Acquisition Mortgage Loan VI is shown as coming due in 2002 as well.

Other Comprehensive Income:

     In conjunction with the prior issuances of senior unsecured debt, the Company entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the "Interest Rate Protection Agreements"). In the next 12 months, the Company will amortize approximately $190 into net income as an increase to interest expense.

     The following is a rollforward of the accumulated other comprehensive loss balance relating to derivative transactions:

                Balance at December 31, 2001...................................         $   (12,381)
                     Settlement of Interest Rate Protection Agreements.........               1,772
                     Change in Market Value of Interest Rate Swap Agreements...                (179)
                     Amortization of Interest Rate Protection Agreements.......                 125
                                                                                        -------------
                Balance at June 30, 2002.......................................         $   (10,663)
                                                                                        =============

5.   STOCKHOLDERS' EQUITY

Preferred Stock:

     On May 14, 1997, the Company issued 4,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 8 3/4%, $.01 par value, Series B Cumulative Preferred Stock (the "Series B Preferred Stock"), at an initial offering price of $25.00 per Depositary Share. On or after May 14, 2002, the Series B Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $100,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. On April 12, 2002, the Company called for the redemption of all of its outstanding Series B Preferred Stock at the price of $25.00 per Depositary Share, plus accrued and unpaid dividends. The Company redeemed the Series B Preferred Stock on May 14, 2002 and paid a prorated second quarter dividend of $.26736 per Depositary Share, totaling approximately $1,069.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5.   STOCKHOLDERS' EQUITY, CONTINUED

Restricted Stock:

     During the six months ended June 30, 2002, the Company awarded 90,260 shares of restricted common stock to certain employees and 1,841 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $3,174 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

Non-Qualified Employee Stock Options:

     During the six months ended June 30, 2002, the Company issued 940,600 non-qualified employee stock options to certain officers, Directors and employees of the Company. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $30.53 - $33.15 per share and expire ten years from the date of grant.

     During the six months ended June 30, 2002, certain employees of the Company exercised 555,068 non-qualified employee stock options. Net proceeds to the Company were approximately $15,749.

Dividends/Distributions:

     The following table summarizes dividends/distributions declared for the six months ended June 30, 2002.

                                                   Six Months Ended June 30, 2002
                                                 ----------------------------------
                                                    Dividend/
                                                  Distribution
                                                   per Share/      Total Dividend/
                                                       Unit         Distribution
                                                 --------------    ---------------

 Common Stock/Operating Partnership Units        $       1.3600    $        63,060
 Series B Preferred Stock                        $      81.4240    $         3,260
 Series C Preferred Stock                        $     107.8120    $         2,156
 Series D Preferred Stock                        $      99.3740    $         4,968
 Series E Preferred Stock                        $      98.7500    $         2,960

6.   ACQUISITION AND DEVELOPMENT OF REAL ESTATE

     During the six months ended June 30, 2002, the Company acquired 35 industrial properties, comprising approximately 3.4 million square feet of GLA and one land parcel. The aggregate purchase price for these acquisitions totaled approximately $131,309, excluding costs incurred in conjunction with the acquisition of the properties. The Company also completed the development of five industrial properties comprising approximately .9 million square feet of GLA at a cost of approximately $37.9 million.

7.   SALES OF REAL ESTATE, REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

     During the six months ended June 30, 2002, the Company sold 41 industrial properties comprising approximately 4.4 million square feet of GLA that were not classified as held for sale at December 31, 2001, nine properties comprising approximately .4 million square feet of GLA that were classified as held for sale at December 31, 2001, several land parcels and assigned to a third party the right to purchase a certain property. Gross proceeds from these sales were approximately $196,530. The gain on sale of real estate was approximately $35,495, of which $32,239 is shown in discontinued operations. In accordance with FAS 144, the results of operations and gain on sale of real estate for the 41 sold properties that were not identified as held for sale at December 31, 2001 and the gain associated with the assignment to a third party of the right to purchase a certain property are included in discontinued operations.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

7. SALES OF REAL ESTATE, REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS, CONTINUED

     At June 30, 2002, the Company had 12 industrial properties comprising approximately 1.3 million square feet of GLA held for sale. Five of the 12 properties comprising approximately .8 million square feet of GLA that were held for sale as of June 30, 2002 were identified as held for sale as of December 31, 2001. In accordance with FAS 144, the results of operations of the seven properties identified as held for sale during the six months ended June 30, 2002 are included in discontinued operations. There can be no assurance that such properties held for sale will be sold.

     The following table discloses certain information regarding the five industrial properties identified as held for sale by the Company prior to January 1, 2002.

                                                       SIX MONTHS ENDED               THREE MONTHS ENDED
                                                           JUNE 30,                       JUNE 30,
                                                    ----------------------            -------------------
                                                      2002           2001              2002       2001
                                                    -------         ------            ------     ------
                  Total Revenues                    $ 1,689         $1,390            $  804     $  645
                  Operating Expenses                   (567)          (602)             (282)      (282)
                                                    -------         ------            ------     ------
                  Income from Operations            $ 1,122         $  788            $  522     $  363
                                                    =======         ======            ======     ======


8.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

       Supplemental disclosure of cash flow information:

                                                                              Six Months Ended
                                                                          ------------------------
                                                                          June 30,        June 30,
                                                                            2002            2001
                                                                          ---------      ---------

   Interest paid, net of capitalized interest .........................   $  39,846      $  40,597
                                                                          =========      =========
   Interest capitalized ...............................................   $   5,204      $   4,297
                                                                          =========      =========

Supplemental schedule of noncash investing and financing activities:
   Distribution payable on common stock/units .........................   $  31,607      $  30,668
                                                                          =========      =========
   Distribution payable on preferred stock ............................   $   5,044      $   7,231
                                                                          =========      =========

Issuance of units in exchange for property ............................   $     633      $   1,491
                                                                          =========      =========

Exchange of units for common shares:
    Minority interest .................................................   $  (1,628)     $  (4,213)
    Common stock ......................................................           1              2
    Additional paid-in capital ........................................       1,627          4,211
                                                                          ---------      ---------
                                                                          $      --      $      --
                                                                          =========      =========

In conjunction with the property and land acquisitions, the following liabilities were assumed:
   Purchase of real estate ............................................   $ 131,309      $ 124,361
   Accrued real estate taxes and security deposits ....................        (699)        (1,072)
   Mortgage Debt ......................................................     (11,844)            --
                                                                          ---------      ---------
                                                                          $ 118,766      $ 123,289
                                                                          =========      =========

In conjunction with certain property sales, the Company provided seller financing on behalf of certain buyers:
   Notes Receivable ...................................................   $  44,036      $      --
                                                                          =========      =========

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

9.   EARNINGS PER SHARE

     The computation of basic and diluted EPS is presented below:


                                                                      Six Months Ended                Three Months Ended
                                                                -----------------------------    ------------------------------
                                                                June 30, 2002    June 30, 2001   June 30, 2002    June 30, 2001
                                                                -------------    -------------   -------------    -------------
Numerator:

 Income from Continuing Operations .....................         $     31,166    $     66,706    $     15,521    $     34,265
 Less: Preferred Stock Dividends .......................              (13,344)        (15,539)         (6,113)         (7,328)
                                                                 ------------    ------------    ------------    ------------
 Income from Continuing Operations Available to
  Common Stockholders, Net of Minority Interest
   -For Basic and Diluted EPS ..........................               17,822          51,167           9,408          26,937
 Discontinued Operations, Net of Minority Interest                     31,048           5,514          15,920           2,756
                                                                 ------------    ------------    ------------    ------------
 Net Income Available to Common Stockholders
  Before Extraordinary Loss-For
  Basic and Diluted EPS ................................               48,870          56,681          25,328          29,693
 Extraordinary Loss, Net of Minority Interest ..........                 (754)         (8,712)           (754)         (8,712)
                                                                 ------------    ------------    ------------    ------------
 Net Income Available to Common Stockholders
 -For Basic and Diluted EPS ............................         $     48,116    $     47,969    $     24,574    $     20,981
                                                                 ============    ============    ============    ============
Denominator:

  Weighted Average Shares - Basic ......................           39,193,571      39,196,852      39,407,243      39,440,432

  Effect of Dilutive Securities:

  Employee and Director Common Stock Options ...........              346,382         373,698         422,871         289,465
                                                                 ------------    ------------    ------------    ------------

  Weighted Average Shares - Diluted ....................           39,539,953      39,570,550      39,830,114      39,729,897
                                                                 ============    ============    ============    ============
Basic EPS:
  Income from Continuing Operations Available to
    Common Stockholders, Net of Minority Interest ......         $        .45    $       1.31    $        .24    $        .68
                                                                 ============    ============    ============    ============
  Discontinued Operations, Net of Minority Interest              $        .79    $        .14    $        .40    $        .07
                                                                 ============    ============    ============    ============

  Net Income Available to Common Stockholders
    Before Extraordinary Loss ..........................         $       1.25    $       1.45    $        .64    $        .75
                                                                 ============    ============    ============    ============

  Extraordinary Loss, Net of Minority Interest .........         $       (.02)   $       (.22)   $       (.02)   $       (.22)
                                                                 ============    ============    ============    ============
  Net Income Available to Common Stockholders ..........         $       1.23    $       1.22    $        .62    $        .53
                                                                 ============    ============    ============    ============

Diluted EPS:
  Income from Continuing Operations Available to
    Common Stockholders, Net of Minority Interest ......         $        .45   $        1.29    $          .24  $        .68
                                                                 ============   =============    ==============  ============
  Discontinued Operations, Net of Minority Interest ....         $        .79   $         .14    $          .40  $        .07
                                                                 ============   =============    ==============  ============
  Net Income Available to Common Stockholders
    Before Extraordinary Loss ..........................         $       1.24   $        1.43    $          .64  $        .75
                                                                 ============   =============    ==============  ============
  Extraordinary Loss, Net of Minority Interest .........         $       (.02)  $        (.22)   $         (.02) $       (.22)
                                                                 ============   =============    ==============  ============
  Net Income Available to Common Stockholders ..........         $       1.22   $        1.21    $          .62  $        .53
                                                                 ============   =============    ==============  ============

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

     The Company has committed to the construction of 34 development projects totaling approximately 4.4 million square feet of GLA for an estimated investment of approximately $214.9 million. Of this amount, approximately $48.4 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Company's 2000 Unsecured Acquisition Facility. The Company expects to place in service all of the development projects during the next twelve months. There can be no assurance that the Company will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.



11.  SUBSEQUENT EVENTS

     From July 1, 2002 to August 9, 2002, the Company acquired three industrial properties for an aggregate purchase price of approximately $4,550 excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold four industrial properties and several land parcels for approximately $21,060 of gross proceeds.

     On July 1, 2002, the Company paid second quarter preferred stock dividends of $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, $49.687 per share (equivalent to $.49687 per Depositary Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its Series E Preferred Stock. The preferred stock dividends paid on July 1, 2002 totaled approximately $5,044.

     On August 31, 1998, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of $965 (the "Acquisition Mortgage Loan VI"). The Acquisition Mortgage Loan VI was collateralized by one property in Portland, Oregon, bore interest at a fixed rate of 8.875% and provided for monthly principal and interest payments based on a 20-year amortization schedule. On July 2, 2002, the Company paid off and retired the Acquisition Mortgage Loan VI.

     On March 20, 1996, the Company, through the Operating Partnership and the Indianapolis Partnership, entered into a $36,750 mortgage loan (the "CIGNA Loan") that is collateralized by seven properties in Indianapolis, Indiana and three properties in Cincinnati, Ohio. The CIGNA Loan bears interest at a fixed interest rate of 7.50% and provides for monthly principal and interest payments based on a 25 - year amortization schedule. The CIGNA Loan matures on April 1, 2003. The Company has given notice to the lender of the CIGNA Loan that it intends to pay off and retire this loan in October 2002.

     On July 22, 2002, the Company and the Operating Partnership paid a second quarter 2002 dividend/distribution of $.6800 per common share/Unit, totaling approximately $31,607.

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

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of financing, interest rate levels, competition, supply and demand for industrial properties in the Company's current and proposed market areas, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs and changes in general accounting principles, policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission.

     The Company was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 85.1% ownership interest at June 30, 2002. Minority interest in the Company at June 30, 2002 represents the approximate 14.9% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

     As of June 30, 2002, the Company owned 906 in-service properties located in 24 states, containing an aggregate of approximately 63.3 million square feet of gross leasable area ("GLA"). Of the 906 in-service properties owned by the Company, 763 are held by the Operating Partnership, 118 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners, 11 are held by limited liability companies of which the Operating Partnership is the sole member and 14 are held by an entity wholly-owned by the Operating Partnership. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to three joint ventures which invest in industrial properties (the "September 1998 Joint Venture", the "September 1999 Joint Venture" and the "December 2001 Joint Venture").

RESULTS OF OPERATIONS

     At June 30, 2002, the Company owned 906 in-service properties with approximately 63.3 million square feet of GLA, compared to 947 in-service properties with approximately 65.8 million square feet of GLA at June 30, 2001. During the period between July 1, 2001 and June 30, 2002, the Company acquired 62 in-service properties containing approximately 5.3 million square feet of GLA, one out of service property with approximately .1 million square feet of GLA, completed development of seven properties totaling approximately 1.1 million square feet of GLA and sold 109 in-service properties totaling approximately 8.4 million square feet of GLA, four out of service properties and several land parcels. The Company also took four properties out of service that are under redevelopment, comprising approximately .7 million square feet of GLA, and placed in service three properties comprising approximately .2 million square feet of GLA.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 TO SIX MONTHS ENDED JUNE 30, 2001

     Rental income and tenant recoveries and other income decreased by approximately $12.9 million or 6.8% due primarily to a decrease in average occupied GLA for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Rental income and tenant recoveries and other income from properties owned prior to January 1, 2001 decreased by approximately $1.4 million or .9% due primarily to a decrease in occupancy for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses decreased by approximately $1.6 million or 2.8%. This decrease is due primarily to decreases in real estate taxes, utilities and other expenses, offset by an increase in repairs and maintenance. The decrease in real estate taxes and utilities is primarily due to a decrease in average GLA owned for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decrease in other expense is primarily due to a decrease in bad debt expense and a decrease in master lease payments. The increase in repairs and maintenance is primarily due to an increase in maintenance expenses as well as snow removal and related expenses. Property expenses from properties owned prior to January 1, 2001 increased by approximately $1.4 million or 3.2% due primarily to an increase in real estate taxes and repairs and maintenance. The increase in real estate taxes is primarily due to an increase in real estate taxes in many of the Company's markets. The increase in repairs and maintenance is due primarily to the explanation above.

     General and administrative expense increased by approximately $.4 million due primarily to increases in employee compensation and additional employees for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, offset by the write-off of the Company's technology investment in the second quarter of 2001.

     Interest expense increased by approximately $.1 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 due primarily to a higher average debt balance outstanding for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The average debt balance outstanding for the six months ended June 30, 2002 and 2001 was approximately $1,392.9 million and $ 1,310.5 million, respectively. This was offset by a decrease in the weighted average interest rate on the Company's outstanding debt for the six months ended June 30, 2002 (6.85%) as compared to the six months ended June 30, 2001 (7.19%), as well as an increase in capitalized interest due to an increase in development activities.

     Amortization of deferred financing costs remained relatively unchanged.

     Depreciation and other amortization increased by approximately $3.8 million due primarily to a decrease in the number of properties the Company considered held for sale at June 30, 2002 as compared to June 30, 2001.

     Equity in income of joint ventures increased by approximately $.1 million or 32.1% due primarily to an increase in gain on sale of real estate and the start up of one of the Company's joint ventures in December 2001.

     The approximate $3.3 million gain on sale of real estate for the six months ended June 30, 2002 resulted from the sale of nine industrial properties that were identified as held for sale at December 31, 2001. Gross proceeds from these sales were approximately $16.1 million.

     The approximate $29.7 million gain on sale of real estate for the six months ended June 30, 2001 resulted from the sale of 69 industrial properties and several land parcels. Gross proceeds from these sales were approximately $226.4 million.

     Income from discontinued operations of approximately $36.6 million for the six months ended June 30, 2002 reflects the results of operations and gain on sale of 41 industrial properties and several land parcels that were not held for sale at December 31, 2001 and were sold during the six months ended June 30, 2002 as well as the results of operations of seven industrial properties identified as held for sale during the six months ended June 30, 2002. Gross proceeds from the sales of the 41 industrial properties and several land parcels were approximately $180.4 million, resulting in a gain on sale of real estate of approximately $32.2 million.

     Income from discontinued operations of approximately $6.5 million for the six months ended June 30, 2001 reflects the results of operations of the 41 industrial properties that were not held for sale at December 31, 2001 and were sold during the six months ended June 30, 2002 as well as the results of operations of seven industrial properties identified as held for sale during the six months ended June 30, 2002.

     The approximate $.9 million extraordinary loss for the six months ended June 30, 2002 is due to the early retirement of senior unsecured debt. The extraordinary loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing fees and legal costs.

     The approximate $10.3 million extraordinary loss for the six months ended June 30, 2001 is due to the early retirement of senior unsecured debt and various mortgage loans. The extraordinary loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing fees, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt prior to issuance, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 TO THREE MONTHS ENDED JUNE 30,
2001

     Rental income and tenant recoveries and other income decreased by approximately $3.5 million or 3.8% due primarily to a decrease in average occupied GLA for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001, offset by an increase in tenant recoveries due to an increase in operating expenses (as discussed below) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Rental income and tenant recoveries and other income from properties owned prior to April 1, 2001 increased by approximately $1.2 million or 1.6% due primarily to an increase in tenant recoveries due to an increase in property expenses (as discussed below) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $1.6 million or 6.0%. This increase is due primarily to increases in real estate taxes and repairs and maintenance. These increases were offset by a decrease in other expenses. The increase in real estate taxes is primarily due to an increase in real estate taxes in many of the Company's markets. The increase in repairs and maintenance is primarily due to an increase in maintenance expenses. The decrease in other expenses is primarily due to a decrease in bad debt expense. Property expenses from properties owned prior to April 1, 2001 increased by approximately $2.4 million or 11.3% due primarily to the explanations above.

     General and administrative expense decreased by approximately $.2 million due primarily to the write-off of the Company's technology investment in the second quarter of 2001, offset by increases in employee compensation and additional employees for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

     Interest expense increased by approximately $1.5 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 due primarily to a higher average debt balance outstanding for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The average debt balance outstanding for the three months ended June 30, 2002 and 2001 was approximately $1,437.2 million and $1,332.1 million, respectively. This was slightly offset by a decrease in the weighted average interest rate on the Company's outstanding debt for the three months ended June 30, 2002 (6.98%) as compared to the three months ended June 30, 2001 (7.12%).

     Amortization of deferred financing costs remained relatively unchanged.

     Depreciation and other amortization increased by approximately $2.4 million due primarily to a decrease in the number of properties the Company considered held for sale at June 30, 2002 as compared to June 30, 2001.

     Equity in income of joint ventures increased by approximately $.1 million or 41.6% due primarily to the start up of one of the Company's joint ventures in December 2001.

     The approximate $2.6 million gain on sale of real estate for the three months ended June 30, 2002 resulted from the sale of seven industrial properties that were identified as held for sale at December 31, 2001. Gross proceeds from these sales were approximately $11.3 million.

     The approximate $15.8 million gain on sale of real estate for the three months ended June 30, 2001 resulted from the sale of 45 industrial properties and several land parcels. Gross proceeds from these sales were approximately $165.5 million.

     Income from discontinued operations of approximately $18.7 million for the three months ended June 30, 2002 reflects the results of operations and gain on sale of 21 industrial properties and several land parcels that were not held for sale at December 31, 2001 and were sold during the three months ended June 30, 2002 as well as the results of operations of seven industrial properties identified as held for sale during the three months ended June 30, 2002. Gross proceeds from the sales of the 21 industrial properties and several land parcels were approximately $88.3 million, resulting in a gain on sale of real estate of approximately $17.2 million.

     Income from discontinued operations of approximately $3.3 million for the three months ended June 30, 2001 reflects the results of operations of the 21 industrial properties that were not held for sale at December 31, 2001 and were sold during the three months ended June 30, 2002 as well as the results of operations of seven industrial properties identified as held for sale during the three months ended June 30, 2002.

     The approximate $.9 million extraordinary loss for the three months ended June 30, 2002 is due to the early retirement of senior unsecured debt. The extraordinary loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing fees and legal costs.

     The approximate $10.3 million extraordinary loss for the three months ended June 30, 2001 is due to the early retirement of senior unsecured debt and various mortgage loans. The extraordinary loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing fees, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt prior to issuance, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, the Company's cash and cash equivalents was approximately $2.6 million and restricted cash was approximately $39.9 million. Included in restricted cash are approximately $2.7 million of cash reserves required to be set aside under the Company's $40.0 million mortgage loan (the "1995 Mortgage Loan") for payments of security deposit refunds, capital expenditures, interest, real estate taxes, insurance and releasing costs. The portion of the cash reserve relating to payments for capital expenditures, interest, real estate taxes and insurance for properties collateralizing the 1995 Mortgage Loan is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserve relating to security deposit refunds is adjusted as tenants turn over. The portion of cash reserves relating to releasing costs resulted from a deposit of a lease termination fee that will be used to cover the costs of releasing that space. Also included in restricted cash is approximately $37.2 million of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Company exchanges properties under Section 1031 of the Internal Revenue Code.

SIX MONTHS ENDED JUNE 30, 2002

     Net cash provided by operating activities of approximately $56.0 million for the six months ended June 30, 2002 was comprised primarily of net income before minority interest of approximately $69.9 million and adjustments for non-cash items of approximately $6.2 million, offset by the net change in operating assets and liabilities of approximately $20.1 million. The adjustments for the non-cash items of approximately $6.2 million are primarily comprised of depreciation and amortization of approximately $41.4 million and an extraordinary loss of approximately $.9 million from the early retirement of debt, offset by the gain on sale of real estate of approximately $35.4 million and the effect of the straight-lining of rental income of approximately $.7 million.

     Net cash used in investing activities of approximately $27.9 million for the six months ended June 30, 2002 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes and contributions to and investments in the December 2001 Joint Venture, offset by the net proceeds from the sale of real estate, distributions from the Company's industrial real estate joint ventures and the repayment of mortgage loans receivable.

     Net cash used in financing activities of approximately $25.4 million for the six months ended June 30, 2002 was comprised primarily of the redemption of the Company's Series B Preferred Stock (defined below), the partial pay off of the 2027 Notes (defined below), repayments on mortgage loans payable, the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock, the purchase of U.S. Government securities used as substitute collateral to execute a legal defeasance of a portion of the 1995 Mortgage Loan, common and preferred stock dividends and unit distributions and net repayments under the Company's $300 million unsecured line of credit (the "2000 Unsecured Acquisition Facility"), offset by the net proceeds from the issuance of senior unsecured debt and the net proceeds from the exercise of employee stock options.

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

     Net cash used in investing activities of approximately $15.2 million for the six months ended June 30, 2001 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, offset by the net proceeds from the sale of real estate, distributions from the Company's industrial real estate joint ventures and the repayment of mortgage loans receivable.

     Net cash used in financing activities of approximately $58.7 million for the six months ended June 30, 2001 was comprised primarily of repayment of senior unsecured debt, repayments on mortgage loans payable, the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock, the purchase of U.S. Government securities used as substitute collateral to execute a legal defeasance of a portion of the 1995 Mortgage Loan, common and preferred stock dividends and unit distributions, prepayment fees incurred in the repayment of senior unsecured debt and prepayment fees incurred in the early retirement of two mortgage loans, redemption of the Company's Series A Preferred Stock and the net repayments under the 2000 Unsecured Acquisition Facility, offset by the net proceeds from the issuance of senior unsecured debt and net proceeds from the exercise of employee stock options.

INVESTMENT IN REAL ESTATE AND DEVELOPMENT OF REAL ESTATE

     During the six months ended June 30, 2002, the Company acquired 35 industrial properties comprising, in the aggregate, approximately 3.4 million square feet of GLA and one land parcel for an aggregate purchase price of approximately $131.3 million, excluding costs incurred in conjunction with the acquisition of the properties. The Company also completed the development of five industrial properties comprising approximately .9 million square feet of GLA at a cost of approximately $37.9 million.

     The Company has committed to the construction of 34 development projects totaling approximately 4.4 million square feet of GLA for an estimated investment of approximately $214.9 million. Of this amount, approximately $48.4 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Company's 2000 Unsecured Acquisition Facility. The Company expects to place in service all of the development projects during the next twelve months. There can be no assurance that the Company will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

SALE OF REAL ESTATE, REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

     During the six months ended June 30, 2002, the Company sold 41 industrial properties comprising approximately 4.4 million square feet of GLA that were not classified as held for sale at December 31, 2001, nine properties comprising approximately .4 million square feet of GLA that were classified as held for sale at December 31, 2001, several land parcels and assigned to a third party the right to purchase a certain property. Gross proceeds from these sales were approximately $196.5 million. In accordance with FAS 144, the results of operations and gain on sale of real estate for the 41 sold properties that were not identified as held for sale at December 31, 2001 and the gain associated with the assignment of the right to a third party to purchase a certain property are included in discontinued operations.

     At June 30, 2002, the Company had 12 industrial properties comprising approximately 1.3 million square feet of GLA held for sale. Five of the 12 properties comprising approximately .8 million square feet of GLA that were held for sale as of June 30, 2002 were identified as held for sale as of December 31, 2001. Income from operations for these five industrial properties held for sale for the six months ended June 30, 2002 and 2001 is approximately $1.1 million and $.8 million, respectively. Income from operations for these five industrial properties held for sale for the three months ended June 30, 2002 and 2001 is approximately $.5 million and $.4 million, respectively. Net carrying value of the 12 industrial properties held for sale at June 30, 2002 is approximately $36.7 million. In accordance with FAS 144, the results of operations of the property identified as held for sale during the six months ended June 30, 2002 are included in discontinued operations. There can be no assurance that such properties held for sale will be sold.

INVESTMENTS IN JOINT VENTURES

     During the six months ended June 30, 2002, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized approximately $1.0 million in asset management and property management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture. The Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $3.1 million in the December 2001 Joint Venture. The Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $.8 million from the September 1998 Joint Venture, the September 1999 Joint Venture, and the December 2001 Joint Venture. As of June 30, 2002, the September 1998 Joint Venture owned 90 industrial properties comprising approximately 4.3 million square feet of GLA, the September 1999 Joint Venture owned 31 industrial properties comprising approximately .8 million square feet of GLA and the December 2001 Joint Venture had economic interests in 14 industrial properties comprising approximately 2.5 million square feet of GLA. The properties purchased by the December 2001 Joint Venture were purchased from the Company. The Company deferred 15% of the gain resulting from these sales, which is equal to the Company's economic interest in the December 2001 Joint Venture.

MORTGAGE LOANS PAYABLE

     In January 2002, the Company purchased approximately $.8 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $.8 million of the 1995 Mortgage Loan. In June 2002, the Company purchased approximately $1.9 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $1.9 million of the 1995 Mortgage Loan. The terms of the legal defeasance require the Mortgage Partnership to use the gross proceeds from the maturities of the U.S. Government securities to pay down and subsequently retire the defeased portion of the 1995 Mortgage Loan in January 2003. The Company is carrying the defeased portion of the 1995 Mortgage Loan on its balance sheet until it pays down and retires the defeased portion of the 1995 Mortgage Loan in January 2003. Upon the executions of the legal defeasances, two of the 21 properties collateralizing the 1995 Mortgage Loan were released and subsequently sold.

     On April 1, 2002, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of approximately $5.8 million (the "Acquisition Mortgage Loan VIII"). The Acquisition Mortgage Loan VIII is collateralized by one property in Rancho Dominguez, California, bears interest at a fixed rate of 8.26% and provides for monthly principal and interest payments based on a 22-year amortization schedule. The Acquisition Mortgage Loan VIII matures on December 1, 2019. The Acquisition Mortgage Loan VIII may be prepaid only after November 2004 in exchange for the greater of a 1% prepayment fee or yield maintenance premium.

     On April 1, 2002, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of approximately $6.0 million (the "Acquisition Mortgage Loan IX"). The Acquisition Mortgage Loan IX is collateralized by one property in Rancho Dominguez, California, bears interest at a fixed rate of 8.26% and provides for monthly principal and interest payments based on a 22-year amortization schedule. The Acquisition Mortgage Loan IX matures on December 1, 2019. The Acquisition Mortgage Loan IX may be prepaid only after November 2004 in exchange for the greater of a 1% prepayment fee or yield maintenance premium.

     On January 31, 1997, the Company, through the Operating Partnership, assumed a loan in the amount of approximately $.7 million (the "LB Loan II"). The LB Loan II was interest free until February 1998, after which time the LB Loan II bore interest at 8.00%, and provided for interest only payments prior to maturity. On June 14, 2002, the Company, through the Operating Partnership, paid off and retired the LB Loan II.

SENIOR UNSECURED DEBT

     On April 15, 2002, the Company, through the Operating Partnership, issued $200 million of senior unsecured debt which matures on April 15, 2012 and bears a coupon interest rate of 6.875% (the "2012 Notes"). The issue price of the 2012 Notes was 99.310%. Interest is paid semi-annually in arrears on April 15 and October 15. The Company also entered into interest rate protection agreements which were used to fix the interest rate on the 2012 Notes prior to issuance. The Company settled the interest rate protection agreements for approximately $1.8 million of proceeds, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2012 Notes as an adjustment to interest expense. The 2012 Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.

     On April 15, 2002, the Company, through the Operating Partnership, issued $50 million of senior unsecured debt which matures on April 15, 2032 and bears a coupon interest rate of 7.75% (the "2032 Notes"). The issue price of the 2032 Notes was 98.660%. Interest is paid semi-annually in arrears on April 15 and October 15. The debt issue discount is being amortized over the life of the 2032 Notes as an adjustment to interest expense. The 2032 Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.

     On May 13, 1997, the Company, through the Operating Partnership, issued $100 million of senior unsecured debt which matures on May 15, 2027 and bears a coupon interest rate of 7.15% (the "2027 Notes"). The issue price of the 2027 Notes was 99.854%. The 2027 Notes were redeemable, at the option of the holders thereof, on May 15, 2002. The Company received redemption notices from holders representing approximately $84.9 million of the 2027 Notes outstanding. On May 15, 2002, the Company paid off and retired approximately $84.9 million of the 2027 Notes. Due to the partial payoff of the 2027 Notes, the Company has recorded an extraordinary loss of approximately $.9 million comprised of the amount paid above the carrying amount of the 2027 Notes, the write-off of unamortized deferred financing fees and legal costs.

PREFERRED STOCK

     On May 14, 1997, the Company issued 4,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 8 3/4%, $.01 par value, Series B Cumulative Preferred Stock (the "Series B Preferred Stock"), at an initial offering price of $25.00 per Depositary Share. On or after May 14, 2002, the Series B Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $100 million in the aggregate, plus dividends accrued and unpaid to the redemption date. On April 12, 2002, the Company called for the redemption of all of its outstanding Series B Preferred Stock at the price of $25.00 per Depositary Share, plus accrued and unpaid dividends. The Company redeemed the Series B Preferred Stock on May 14,

2002 and paid a prorated second quarter dividend of $.26736 per Depositary Share, totaling approximately $1.1 million.

MARKET RISK

     The following discussion about the Company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at June 30, 2002 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

     In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

     At June 30, 2002, $1,384.2 million (approximately 94.5% of total debt at June 30, 2002) of the Company's debt was fixed rate debt (included in the fixed rate debt is $75.0 million of borrowings under the Company's 2000 Unsecured Acquisition Facility which the Company fixed the interest rate via interest rate swap agreements) and $81.1 million (approximately 5.5% of total debt at June 30,
2002) was variable rate debt. The Company also has outstanding a written put option (the "Written Option"), which was issued in conjunction with the initial offering of one tranche of senior unsecured debt. Currently, the Company does not enter into financial instruments for trading or other speculative purposes.

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

     Based upon the amount of variable rate debt outstanding at June 30, 2002, a 10% increase or decrease in the interest rate on the Company's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.2 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at June 30, 2002 by approximately $62.2 million to $1,442.2 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at June 30, 2002 by approximately $68.3 million to $1,572.7 million. A 10% increase in interest rates would decrease the fair value of the Written Option at June 30, 2002 by approximately $2.3 million to $6.5 million. A 10% decrease in interest rates would increase the fair value of the Written Option at June 30, 2002 by approximately $2.8 million to $11.6 million.

ISSUANCE OF RESTRICTED STOCK AND EMPLOYEE STOCK OPTIONS

     During the six months ended June 30, 2002, the Company awarded 90,260 shares of restricted common stock to certain employees and 1,841 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $3.2 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

     During the six months ended June 30, 2002, the Company issued 945,600 non-qualified employee stock options to certain officers, Directors and employees of the Company. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $30.53 - $33.15 per share and expire ten years from the date of grant.

COMMON STOCK

     During the six months ended June 30, 2002, certain employees of the Company exercised 555,068 non-qualified employee stock options. Net proceeds to the Company were approximately $15.7 million.

DIVIDENDS/DISTRIBUTIONS

     On April 1, 2002, the Company paid first quarter preferred stock dividends of $54.688 per share (equivalent to $.54688 per Depositary Share) on its Series B Preferred Stock, $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, $49.687 per share (equivalent to $.49687 per Depositary Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its Series E Preferred Stock. The preferred stock dividends paid on April 1, 2002 totaled approximately $7.2 million. On May 14, 2002, the Company paid a prorated second quarter dividend of $26.736 per share, totaling approximately $1.1 million on its Series B Preferred Stock.

     On January 22, 2002, the Company and the Operating Partnership paid a fourth quarter 2001 distribution of $.6800 per common share/Unit, totaling approximately $31.2 million. On April 22, 2002, the Company and the Operating Partnership paid a first quarter 2002 dividend/distribution of $.6800 per common share/Unit, totaling approximately $31.5 million.

SUBSEQUENT EVENTS

     From July 1, 2002 to August 9, 2002, the Company acquired three industrial properties for an aggregate purchase price of approximately $4.6 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold four industrial properties and several land parcels for approximately $21.1 million of gross proceeds.

     On July 1, 2002, the Company paid second quarter preferred stock dividends of $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, $49.687 per share (equivalent to $.49687 per Depositary Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its Series E Preferred Stock. The preferred stock dividends paid on July 1, 2002 totaled approximately $5.0 million.

     On August 31, 1998, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of $1.0 million (the "Acquisition Mortgage Loan VI"). The Acquisition Mortgage Loan VI was collateralized by one property in Portland, Oregon, bore interest at a fixed rate of 8.875% and provided for monthly principal and interest payments based on a 20-year amortization schedule. On July 2, 2002, the Company paid off and retired the Acquisition Mortgage Loan VI.

     On March 20, 1996, the Company, through the Operating Partnership and the Indianapolis Partnership entered into a $36.8 million mortgage loan (the "CIGNA Loan") that is collateralized by seven properties in Indianapolis, Indiana and three properties in Cincinnati, Ohio. The CIGNA Loan bears interest at a fixed interest rate of 7.50% and provides for monthly principal and interest payments based on a 25 - year amortization schedule. The CIGNA Loan matures on April 1, 2003. The Company has given notice to the lender of the CIGNA Loan that it intends to pay off and retire this loan in October 2002.

     On July 22, 2002, the Company and the Operating Partnership paid a second quarter 2002 dividend/distribution of $.6800 per common share/Unit, totaling approximately $31.6 million.

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

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, the issuance of long-term unsecured indebtedness and the issuance of additional equity securities. As of June 30, 2002 and August 9, 2002, approximately $589.2 million of common stock, preferred stock and depositary shares and approximately $250.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under the 2000 Unsecured Acquisition Facility. At June 30, 2002, borrowings under the 2000 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 3.17%. The 2000 Unsecured Acquisition Facility bears interest at a floating rate of LIBOR plus ..80%, or the Prime Rate, at the Company's election. As of August 9, 2002, the Company had approximately $112.2 million available for additional borrowings under the 2000 Unsecured Acquisition Facility.

OTHER

     On April 30, 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds both Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("FAS 4"), and the amendment to FAS 4, Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. FAS 145 is effective for transactions occurring subsequent to May 15, 2002. The Company believes that FAS 145 will not have an impact on its consolidated financial position, liquidity and results of operations.



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

ITEM 1. LEGAL PROCEEDINGS
         None.

ITEM 2. CHANGES IN SECURITIES
   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On May 15, 2002, First Industrial Realty Trust, Inc. ("the Company") held its Annual Meeting of Stockholders. At the meeting, three Class II directors of the Company were elected to serve until the 2005 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The votes cast for each director were as follows:

   For election of Michael W. Brennan
   Votes for: 32,218,245
   Votes withheld: 2,180,287

   For election of Michael G. Damone
   Votes for: 33,874,542
   Votes withheld: 523,990

   For election of Kevin W. Lynch
   Votes for: 33,304,060
   Votes withheld: 1,094,472

   In addition, the appointment of PricewaterhouseCoopers LLP, as independent auditors of the Company for the fiscal year ending December 31, 2002, was ratified at the meeting with 32,840,901 shares voting in favor, 1,496,507 shares voting against and 61,124 shares abstaining.

   John Rau, Robert J. Slater and W. Ed Tyler continue to serve as Class III directors until their present terms expire in 2003 and their successors are duly elected. Jay H. Shidler, John L. Lesher and J. Steven Wilson continue to serve as Class I directors until their present terms expire in 2004 and their successors are duly elected.

ITEM 5. OTHER INFORMATION
   Not Applicable.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

a)       Exhibits:

          Exhibit Number     Description

                 10.1* Nineteenth Amendment, dated as of June 26, 2002, to Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P., dated March 18, 1998

b)       Report on Form 8-K:
                      None

         *  Filed herewith

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         FIRST INDUSTRIAL REALTY TRUST, INC.


Date: August 9, 2002                     By:   /s/ Scott A. Musil
                                            -----------------------------
                                            Scott A. Musil
                                            Senior Vice President- Controller
                                            (Chief Accounting Officer)

                                  EXHIBIT INDEX


          Exhibit Number     Description


                 10.1* Nineteenth Amendment, dated as of June 26, 2002, to Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P., dated March 18, 1998

                  *  Filed herewith