Form 10-Q
period 2002-09-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 2002-11-14
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, $.01 par value, outstanding as of November 8, 2002: 38,603,463

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2002

                                      INDEX


                                                                                                        PAGE
                                                                                                        ----
PART I: FINANCIAL INFORMATION

    Item 1. Financial Statements

     Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001 ...................     2

     Consolidated Statements of Operations for the Nine Months Ended September 30, 2002 and
     September 30, 2001 ...........................................................................     3

     Consolidated Statements of Operations for the Three Months Ended September 30, 2002 and
     September 30, 2001 ...........................................................................     4

     Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and
     September 30, 2001 ...........................................................................     5

     Notes to Consolidated Financial Statements ...................................................     6-15

    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations .................................................................     16-26

    Item 3. Quantitative and Qualitative Disclosures About Market Risk ............................     27

    Item 4. Controls and Procedures ...............................................................     27

PART II: OTHER INFORMATION

    Item 1. Legal Proceedings .....................................................................     28
    Item 2. Changes in Securities .................................................................     28
    Item 3. Defaults Upon Senior Securities .......................................................     28
    Item 4. Submission of Matters to a Vote of Security Holders ...................................     28
    Item 5. Other Information .....................................................................     28
    Item 6. Exhibits and Report on Form 8-K .......................................................     28

SIGNATURE .........................................................................................     29

CERTIFICATIONS ....................................................................................     30-31

EXHIBIT INDEX .....................................................................................     32

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       FIRST INDUSTRIAL REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                 September 30,      December 31,
                                                                                     2002               2001
                                                                                 -------------      ------------
                                                     ASSETS
Assets:
   Investment in Real Estate:
      Land ..................................................................     $    421,804      $    421,828
      Buildings and Improvements ............................................        2,158,959         2,137,666
      Furniture, Fixtures and Equipment .....................................            1,258             1,258
      Construction in Progress ..............................................          128,925           154,175
      Less: Accumulated Depreciation ........................................         (307,929)         (276,820)
                                                                                  ------------      ------------
              Net Investment in Real Estate .................................        2,403,017         2,438,107

   Real Estate Held for Sale, Net of Accumulated Depreciation and
      Amortization of $5,016 at September 30, 2002 and $4,033 at
      December 31, 2001 .....................................................           21,365            30,750
   Cash and Cash Equivalents ................................................            1,419                --
   Restricted Cash ..........................................................           26,609            22,764
   Tenant Accounts Receivable, Net ..........................................           11,993            11,956
   Investments in Joint Ventures ............................................           12,932             9,010
   Deferred Rent Receivable .................................................           15,187            15,442
   Deferred Financing Costs, Net ............................................           13,345            11,717
   Prepaid Expenses and Other Assets, Net ...................................          127,423            81,654
                                                                                  ------------      ------------
              Total Assets ..................................................     $  2,633,290      $  2,621,400
                                                                                  ============      ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage Loans Payable, Net ..............................................     $     95,956      $     87,459
   Senior Unsecured Debt, Net ...............................................        1,211,788         1,048,491
   Acquisition Facility Payable .............................................          110,400           182,500
   Accounts Payable and Accrued Expenses ....................................           72,778            71,031
   Rents Received in Advance and Security Deposits ..........................           26,637            26,684
   Dividends/Distributions Payable ..........................................           31,620            31,196
                                                                                  ------------      ------------
              Total Liabilities .............................................        1,549,179         1,447,361
                                                                                  ------------      ------------

Minority Interest ...........................................................          173,597           178,442
Commitments and Contingencies ...............................................               --                --

Stockholders' Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized,
    20,000, 50,000 and 30,000 shares of Series C, D and E
    Cumulative Preferred Stock, respectively, issued and
    outstanding at September 30, 2002 and December 31, 2001,
    having a liquidation preference of, $2,500 per share
    ($50,000), $2,500 per share ($125,000) and $2,500 per share
    ($75,000), respectively, as well as 40,000 shares of Series B
    Cumulative Preferred Stock issued and outstanding
    at December 31, 2001, having a liquidation preference of
    $2,500 per share ($100,000)) ............................................                1                 1
Common Stock ($.01 par value, 100,000,000 shares authorized,
    41,039,196 and 40,302,287 shares issued and 39,641,596 and
    38,904,687 shares outstanding at September 30, 2002 and
    December 31, 2001, respectively) ........................................              410               403
Additional Paid-in-Capital ..................................................        1,123,212         1,197,877
Distributions in Excess of Accumulated Earnings .............................         (156,701)         (143,958)
Unearned Value of Restricted Stock Grants ...................................           (5,572)           (6,247)
Accumulated Other Comprehensive Loss ........................................          (10,738)          (12,381)
Treasury Shares at Cost (1,397,600 shares at September 30, 2002 and
    December 31, 2001) ......................................................          (40,098)          (40,098)
                                                                                  ------------      ------------
                Total Stockholders' Equity ..................................          910,514           995,597
                                                                                  ------------      ------------
                Total Liabilities and Stockholders' Equity ..................     $  2,633,290      $  2,621,400
                                                                                  ============      ============

    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   Nine Months Ended   Nine Months Ended
                                                                                   September 30, 2002  September 30, 2001
                                                                                   ------------------  ------------------
Revenues:
   Rental Income ...............................................................     $      200,297      $      208,196
   Tenant Recoveries and Other Income ..........................................             64,450              66,370
                                                                                     --------------      --------------
             Total Revenues ....................................................            264,747             274,566
                                                                                     --------------      --------------

Expenses:
   Real Estate Taxes ...........................................................             41,178              41,497
   Repairs and Maintenance .....................................................             16,225              14,039
   Property Management .........................................................              9,584               9,191
   Utilities ...................................................................              6,811               7,003
   Insurance ...................................................................              1,963               1,511
   Other .......................................................................              6,873               7,526
   General and Administrative ..................................................             13,782              13,695
   Interest Expense ............................................................             66,514              62,722
   Amortization of Deferred Financing Costs ....................................              1,464               1,357
   Depreciation and Other Amortization .........................................             55,594              49,319
                                                                                     --------------      --------------
              Total Expenses ...................................................            219,988             207,860
                                                                                     --------------      --------------

Income from Continuing Operations Before Equity in Income of Joint
    Ventures, Income Allocated to Minority Interest and
    Gain on Sale of Real Estate ................................................             44,759              66,706
Equity in Income of Joint Ventures .............................................              1,135                 751
Gain on Sale of Real Estate ....................................................              5,538              48,506
Minority Interest Allocable to Continuing Operations ...........................             (4,895)            (14,364)
                                                                                     --------------      --------------
Income from Continuing Operations ..............................................             46,537             101,599
Income from Discontinued Operations (Including Gain on Sale of Real
   Estate of $45,028 for the Nine Months Ended September 30, 2002) .............             51,649              11,940
Minority Interest Allocable to Discontinued Operations .........................             (7,742)             (1,835)
                                                                                     --------------      --------------
Net Income Before Extraordinary Loss ...........................................             90,444             111,704
Extraordinary Loss .............................................................               (888)            (10,309)
Minority Interest Allocable to Extraordinary Loss ..............................                134               1,597
                                                                                     --------------      --------------
Net Income .....................................................................             89,690             102,992
Less: Preferred Stock Dividends ................................................            (18,388)            (22,770)
                                                                                     --------------      --------------
Net Income Available to Common Stockholders ....................................     $       71,302      $       80,222
                                                                                     ==============      ==============

Income from Continuing Operations Available to Common Stockholders Per
   Weighted Average Common Share Outstanding:
            Basic ..............................................................     $          .72      $         2.00
                                                                                     ==============      ==============
            Diluted ............................................................     $          .71      $         1.99
                                                                                     ==============      ==============

Net Income Available to Common Stockholders Before Extraordinary Loss Per
    Weighted Average Common Share Outstanding:

            Basic ..............................................................     $         1.83      $         2.26
                                                                                     ==============      ==============
            Diluted ............................................................     $         1.82      $         2.25
                                                                                     ==============      ==============

Net Income Available to Common Stockholders Per Weighted Average
    Common Share Outstanding:
            Basic ..............................................................     $         1.81      $         2.04
                                                                                     ==============      ==============
            Diluted ............................................................     $         1.80      $         2.03
                                                                                     ==============      ==============

Net Income .....................................................................     $       89,690      $      102,992
Other Comprehensive Income:
            Cumulative Transition Adjustment ...................................                 --             (14,920)
            Settlement of Interest Rate Protection Agreement ...................              1,772                (191)
            Mark-to-Market of Interest Rate Swap Agreements ....................               (259)                 --
            Write-off of Unamortized Interest Rate Protection Agreement
              Due to the Early Retirement of Debt ..............................                 --               2,156
            Amortization of Interest Rate Protection Agreements ................                130                 753
                                                                                     --------------      --------------
Comprehensive Income ...........................................................     $       91,333      $       90,790
                                                                                     ==============      ==============

    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                Three Months Ended  Three Months Ended
                                                                                September 30, 2002  September 30, 2001
                                                                                ------------------  ------------------

Revenues:
   Rental Income ............................................................     $       67,802      $       66,608
   Tenant Recoveries and Other Income .......................................             22,902              20,890
                                                                                  --------------      --------------
             Total Revenues .................................................             90,704              87,498
                                                                                  --------------      --------------

Expenses:
   Real Estate Taxes ........................................................             13,665              13,277
   Repairs and Maintenance ..................................................              5,803               4,174
   Property Management ......................................................              2,959               2,656
   Utilities ................................................................              2,425               1,826
   Insurance ................................................................                699                 366
   Other ....................................................................              2,430               2,091
   General and Administrative ...............................................              3,759               4,042
   Interest Expense .........................................................             23,810              20,089
   Amortization of Deferred Financing Costs .................................                505                 459
   Depreciation and Other Amortization ......................................             19,169              16,593
                                                                                  --------------      --------------
              Total Expenses ................................................             75,224              65,573
                                                                                  --------------      --------------

Income from Continuing Operations Before Equity in Income of Joint
    Ventures, Income Allocated to Minority Interest and
    Gain on Sale of Real Estate .............................................             15,480              21,925
Equity in Income of Joint Ventures ..........................................                559                 315
Gain on Sale of Real Estate .................................................              1,327              18,808
Minority Interest Allocable to Continuing Operations ........................             (1,823)             (5,140)
                                                                                  --------------      --------------
Income from Continuing Operations ...........................................             15,543              35,908
Income from Discontinued Operations (Including Gain on Sale of Real
   Estate of $13,744 for the Three Months Ended September 30, 2002) .........             14,890               4,214
Minority Interest Allocable to Discontinued Operations ......................             (2,203)               (638)
                                                                                  --------------      --------------
Net Income ..................................................................             28,230              39,484
Less: Preferred Stock Dividends .............................................             (5,044)             (7,231)
                                                                                  --------------      --------------
Net Income Available to Common Stockholders .................................     $       23,186      $       32,253
                                                                                  ==============      ==============

Income from Continuing Operations Available to Common Stockholders Per
    Weighted Average Common Share Outstanding:
            Basic ...........................................................     $          .27      $          .72
                                                                                  ==============      ==============
            Diluted .........................................................     $          .26      $          .72
                                                                                  ==============      ==============

Net Income Available to Common Stockholders Per Weighted Average
     Common Share Outstanding:
            Basic ...........................................................     $          .59      $          .81
                                                                                  ==============      ==============
            Diluted .........................................................     $          .58      $          .81
                                                                                  ==============      ==============

Net Income ..................................................................     $       28,230      $       39,484
Other Comprehensive Income:
            Mark-to-Market of Interest Rate Swap Agreements .................                (80)                 --
            Amortization of Interest Rate Protection Agreements .............                  5                  51
                                                                                  --------------      --------------
Comprehensive Income ........................................................     $       28,155      $       39,535
                                                                                  ==============      ==============

    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                Nine Months Ended   Nine Months Ended
                                                                                September 30, 2002  September 30, 2001
                                                                                ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ...............................................................     $       89,690      $      102,992
   Income Allocated to Minority Interest ....................................             12,503              14,602
                                                                                  --------------      --------------
   Income Before Minority Interest ..........................................            102,193             117,594

   Adjustments to Reconcile Net Income to Net Cash Provided
   by Operating Activities:
       Depreciation .........................................................             49,217              45,048
       Amortization of Deferred Financing Costs .............................              1,464               1,357
       Other Amortization ...................................................             11,794              11,098
       Equity in Income of Joint Ventures ...................................             (1,135)               (751)
       Distributions from Joint Ventures ....................................              1,135                 751
       Gain on Sale of Real Estate ..........................................            (50,566)            (48,506)
       Extraordinary Loss ...................................................                888              10,309
       Increase in Tenant Accounts Receivable and Prepaid
         Expenses and Other Assets, Net .....................................            (16,114)            (11,998)
       Increase in Deferred Rent Receivable .................................             (1,406)             (2,696)
       Increase (Decrease) in Accounts Payable and Accrued Expenses
         and Rents Received in Advance and Security Deposits ................              1,746              (5,145)
       (Increase) Decrease in Restricted Cash ...............................                (39)                 91
                                                                                  --------------      --------------
            Net Cash Provided by Operating Activities .......................             99,177             117,152
                                                                                  --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of and Additions to Investment in Real Estate ..................           (240,318)           (298,218)
   Net Proceeds from Sales of Investment in Real Estate .....................            248,923             288,562
   Contributions to and Investments in Joint Ventures .......................             (6,654)                 --
   Distributions from Joint Ventures in Excess of Equity in Income ..........                744                 340
   Repayment of Mortgage Loans Receivable ...................................             18,993               9,819
   Increase in Restricted Cash ..............................................             (3,806)            (23,273)
                                                                                  --------------      --------------
             Net Cash Provided by (Used in) Investing Activities ............             17,882             (22,770)
                                                                                  --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Proceeds from Exercise of Employee Stock Options .....................             15,895              16,646
   Repurchase of Restricted Stock ...........................................             (1,796)             (1,866)
   Purchase of Treasury Shares ..............................................                 --              (5,141)
   Purchase of U.S. Government Securities ...................................             (2,634)             (1,123)
   Proceeds from Senior Unsecured Debt ......................................            247,950             199,390
   Other Proceeds from Senior Unsecured Debt ................................              1,772                  --
   Repayments of Senior Unsecured Debt ......................................            (84,930)           (100,000)
   Redemption of Preferred Stock ............................................           (100,000)            (41,295)
   Dividends/Distributions ..................................................            (94,256)            (91,543)
   Preferred Stock Dividends ................................................            (18,388)            (23,750)
   Repayments on Mortgage Loans Payable .....................................             (3,277)            (13,245)
   Proceeds from Acquisition Facility Payable ...............................            359,900             322,300
   Repayments on Acquisition Facility Payable ...............................           (432,000)           (340,300)
   Cost of Debt Issuance and Prepayment Fees ................................             (3,876)             (8,942)
                                                                                  --------------      --------------
              Net Cash Used in Financing Activities .........................           (115,640)            (88,869)
                                                                                  --------------      --------------

Net Increase in Cash and Cash Equivalents ...................................              1,419               5,513
Cash and Cash Equivalents, Beginning of Period ..............................                 --               7,731
                                                                                  --------------      --------------
Cash and Cash Equivalents, End of Period ....................................     $        1,419      $       13,244
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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.   ORGANIZATION AND FORMATION OF COMPANY

     First Industrial Realty Trust, Inc. (the "Company") was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 85.2% ownership interest at September 30, 2002. Minority interest in the Company at September 30, 2002 represents the approximate 14.8% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

     As of September 30, 2002, the Company owned 909 in-service properties located in 24 states, containing an aggregate of approximately 61.6 million square feet of gross leasable area ("GLA"). Of the 909 in-service properties owned by the Company, 764 are held by the Operating Partnership, 118 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners, 11 are held by limited liability companies of which the Operating Partnership is the sole member and 16 are held by an entity wholly-owned by the Operating Partnership. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to, three joint ventures which invest in industrial properties (the "September 1998 Joint Venture", the "September 1999 Joint Venture" and the "December 2001 Joint Venture").

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

     In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2002 and December 31, 2001, and the reported amounts of revenues and expenses for each of the nine and three months ended September 30, 2002 and 2001. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Company as of September 30, 2002, the results of its operations for each of the nine and three months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001.

Tenant Accounts Receivable, Net:

     The Company provides an allowance for doubtful accounts against the portion of tenants accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of approximately $2,050 as of September 30, 2002 and December 31, 2001.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Discontinued Operations:

     On January 1, 2002, the Company adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of properties sold subsequent to December 31, 2001 that were not classified as held for sale at December 31, 2001 as well as the results of operations from properties that were classified as held for sale subsequent to December 31, 2001 be presented in discontinued operations. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

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

3.   INVESTMENTS IN JOINT VENTURES

     During the nine months ended September 30, 2002, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized approximately $674 in asset management fees from the September 1998 Joint Venture and the September 1999 Joint Venture, and approximately $817 in property management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture. The Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $6,334 in the December 2001 Joint Venture. The Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $1,879 from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture. As of September 30, 2002, the September 1998 Joint Venture owned 88 industrial properties comprising approximately 4.1 million square feet of GLA, the September 1999 Joint Venture owned two industrial properties comprising approximately .3 million square feet of GLA and the December 2001 Joint Venture had economic interests in 21 industrial properties comprising approximately 3.6 million square feet of GLA. For the properties purchased by the December 2001 Joint Venture from the Company, the Company deferred 15% of the gain resulting from these sales, which is equal to the Company's economic interest in the December 2001 Joint Venture.

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

     On August 31, 1998, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of approximately $965 (the "Acquisition Mortgage Loan VI"). On July 2, 2002, the Company paid off and retired the Acquisition Mortgage Loan VI.

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

     On May 13, 1997, the Company, through the Operating Partnership, issued $100,000 of senior unsecured debt which matures on May 15, 2027 and bears a coupon interest rate of 7.15% (the "2027 Notes"). The issue price of the 2027 Notes was 99.854%. The 2027 Notes were redeemable, at the option of the holders thereof, on May 15, 2002. The Company received redemption notices from holders representing $84,930 of the 2027 Notes outstanding. On May 15, 2002, the Company paid off and retired $84,930 of the 2027 Notes. Due to the partial payoff of the 2027 Notes, the Company has recorded an extraordinary loss of approximately $888 comprised of the amount paid above the carrying amount of the 2027 Notes, the write-off of the pro rata unamortized deferred financing fees and legal costs.

Acquisition Facility Payable:

     On September 27, 2002, the Company, through the Operating Partnership, amended and restated its $300,000 unsecured line of credit (the "2002 Unsecured Acquisition Facility", formerly, the "2000 Unsecured Acquisition Facility"). The 2002 Unsecured Acquisition Facility matures on September 30, 2005 and bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Company's election. The net unamortized deferred financing fees related to the 2000 Unsecured Acquisition Facility and any additional deferred financing fees incurred with the 2002 Unsecured Acquisition Facility are being amortized over the life of the 2002 Unsecured Acquisition Facility in accordance with Emerging Issues Task Force Issue 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangement".

Interest Rate Swap Agreements:

     In January 2002 and August 2002, the Company, through the Operating Partnership, entered into two interest rate swap agreements (the "Interest Rate Swap Agreements") which fixed the interest rate on a portion of the Company's 2002 Unsecured Acquisition Facility. The Company designated the Interest Rate Swap Agreements as cash flow hedges. The January 2002 interest swap agreement has a notional value of $25,000, is effective from February 4, 2002 through February 4, 2003 and fixed the LIBOR rate at 2.4975%. The August 2002 interest rate swap agreement has a notional value of $25,000, is effective from September 5, 2002 through September 5, 2003 and fixed the LIBOR rate at 1.884%. Any payments or receipts from the Interest Rate Swap Agreements will be treated as a component of interest expense. The Company anticipates that the Interest Rate Swap Agreements will be highly effective, and, as a result, the change in value will be shown in other comprehensive income. The following table discloses information about all of the Company's outstanding interest rate swap agreements at September 30, 2002 which fix the interest rate on a portion of the Company's 2002 Unsecured Acquisition Facility.

   Notional Amount            Effective Date            Maturity Date              LIBOR Rate
   ---------------            --------------            -------------              ----------
       $25,000               October 5, 2001            October 5, 2002              2.5775%
       $25,000               October 5, 2001             July 5, 2003                3.0775%
       $25,000               February 4, 2002          February 4, 2003              2.4975%
       $25,000              September 5, 2002          September 5, 2003              1.884%

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

     The following table discloses certain information regarding the Company's mortgage loans payable, senior unsecured debt and acquisition facility payable:

                                            OUTSTANDING BALANCE AT              ACCRUED INTEREST PAYABLE AT
                                       ---------------------------------       ------------------------------
                                       SEPTEMBER 30,        DECEMBER 31,       SEPTEMBER 30,     DECEMBER 31,
                                            2002                2001                2002             2001
                                       -------------        ------------       -------------     ------------

MORTGAGE LOANS PAYABLE, NET

1995 Mortgage Loan ................     $     37,633(1)     $     38,063        $        151     $        160
CIGNA Loan ........................           32,623              33,214                 204              207
Assumed Loans .....................            6,150               6,538                  --               --
LB Loan  II .......................               --                 705                  --               24
Acquisition Mortgage Loan III .....            2,959               3,065                  22               --
Acquisition Mortgage Loan IV ......            2,235               2,286                  16               --
Acquisition Mortgage Loan V .......            2,614(3)            2,665(3)               --               --
Acquisition Mortgage Loan VI ......               --                 923(3)               --                7
Acquisition Mortgage Loan VIII ....            5,764                  --                  40               --
Acquisition Mortgage Loan IX ......            5,978                  --                  41               --
                                        ------------        ------------        ------------     ------------
Total .............................     $     95,956        $     87,459        $        474     $        398
                                        ============        ============        ============     ============

SENIOR UNSECURED DEBT, NET

2005 Notes ........................     $     50,000        $     50,000        $      1,246     $        383
2006 Notes ........................          150,000             150,000               3,500              875
2007 Notes ........................          149,976(4)          149,972(4)            4,307            1,457
2011 PATS .........................           99,598(4)           99,563(4)            2,786              942
2017 Notes ........................           99,855(4)           99,847(4)            2,500              625
2027 Notes ........................           15,052(4)           99,877(4)              407              914
2028 Notes ........................          199,797(4)          199,791(4)            3,209            7,009
2011 Notes ........................          199,487(4)          199,441(4)              655            4,343
2012 Notes ........................          198,683(4)               --               6,340               --
2032 Notes ........................           49,340(4)               --               1,787               --
                                        ------------        ------------        ------------     ------------
Total .............................     $  1,211,788        $  1,048,491        $     26,737     $     16,548
                                        ============        ============        ============     ============

ACQUISITION FACILITY PAYABLE
2000 Unsecured Acquisition
   Facility .......................     $         --        $    182,500        $         --     $        571
                                        ============        ============        ============     ============

ACQUISITION FACILITY PAYABLE
2002 Unsecured Acquisition
   Facility .......................     $    110,400        $         --        $         68     $         --
                                        ============        ============        ============     ============

                                       INTEREST RATE AT
                                       ----------------
                                        SEPTEMBER 30,            MATURITY
                                            2002                   DATE
                                        -------------          ------------

MORTGAGE LOANS PAYABLE, NET

1995 Mortgage Loan ................             7.220%              1/11/26(1)
CIGNA Loan ........................             7.500%              4/01/03(7)
Assumed Loans .....................             9.250%              1/01/13
LB Loan  II .......................             8.000%                   (2)
Acquisition Mortgage Loan III .....             8.875%              6/01/03
Acquisition Mortgage Loan IV ......             8.950%             10/01/06
Acquisition Mortgage Loan V .......             9.010%              9/01/06
Acquisition Mortgage Loan VI ......             8.875%             11/01/06(8)
Acquisition Mortgage Loan VIII ....             8.260%             12/01/19
Acquisition Mortgage Loan IX ......             8.260%             12/01/19

Total .............................


SENIOR UNSECURED DEBT, NET

2005 Notes ........................             6.900%             11/21/05
2006 Notes ........................             7.000%             12/01/06
2007 Notes ........................             7.600%              5/15/07
2011 PATS .........................             7.375%              5/15/11(5)
2017 Notes ........................             7.500%             12/01/17
2027 Notes ........................             7.150%              5/15/27(6)
2028 Notes ........................             7.600%              7/15/28
2011 Notes ........................             7.375%              3/15/11
2012 Notes ........................             6.875%              4/15/12
2032 Notes ........................             7.750%              4/15/32

Total .............................


ACQUISITION FACILITY PAYABLE
2000 Unsecured Acquisition
   Facility .......................                (9)                   (9)


ACQUISITION FACILITY PAYABLE
2002 Unsecured Acquisition
   Facility .......................              4.75%              9/30/05


(1) Approximately $4.9 million of this loan has been defeased and will be paid in full in January 2003.

(2)  On June 14, 2002, the Company paid off and retired the LB Loan II.

(3) At September 30, 2002, the Acquisition Mortgage Loan V is net of an unamortized premium of $151. At December 31, 2001 the Acquisition Mortgage Loan V and the Acquisition Mortgage Loan VI are net of unamortized premium of $180 and $41, respectively.

(4) At September 30, 2002, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $24, $402, $145, $18, $203, $513, $1,317 and $660,
     respectively. At December 31, 2001, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Notes are net of unamortized discounts of $28, $437, $153, $123, $209 and $559, respectively.

(5) The 2011 PATS are redeemable at the option of the holder thereof, on May 15, 2004.

(6) The 2027 Notes were redeemable at the option of the holders thereof, on May 15, 2002. The Company redeemed $84,930 of the 2027 Notes outstanding on May 15, 2002.

(7)  The Company paid off and retired the CIGNA Loan on October 1, 2002.

(8) On July 2, 2002, the Company paid off and retired the Acquisition Mortgage Loan VI.

(9) The 2000 Unsecured Acquisition Facility was amended and restated in September 2002.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND ACQUISITION FACILITY PAYABLE, CONTINUED

     The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans payable, senior unsecured debt and acquisition facility payable for the next five years ending December 31, and thereafter:

                                          Amount
                                       -----------
         Remainder of 2002             $    33,061
         2003                                9,164
         2004                                1,628
         2005                              162,177
         2006                              156,058
         Thereafter                      1,059,187
                                       -----------
         Total                         $ 1,421,275
                                       ===========

     The Company paid off and retired the CIGNA Loan (as defined in Note 11) on October 1, 2002. As a result, the CIGNA Loan is shown as maturing in 2002.

Other Comprehensive Income:

     In conjunction with the prior issuances of senior unsecured debt, the Company entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the "Interest Rate Protection Agreements"). In the next 12 months, the Company will amortize approximately $197 into net income as an increase to interest expense.

     The following is a rollforward of the accumulated other comprehensive loss balance relating to derivative transactions:

         Balance at December 31, 2001 .....................................     $  (12,381)
              Settlement of Interest Rate Protection Agreements ...........          1,772
              Change in Market Value of Interest Rate Swap Agreements .....           (259)
              Amortization of Interest Rate Protection Agreements .........            130
                                                                                ----------
         Balance at September 30, 2002 ....................................     $  (10,738)
                                                                                ==========

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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5.   STOCKHOLDERS' EQUITY, CONTINUED

Restricted Stock:

     During the nine months ended September 30, 2002, the Company awarded 90,260 shares of restricted common stock to certain employees and 2,753 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $3,203 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

Non-Qualified Employee Stock Options:

     During the nine months ended September 30, 2002, the Company issued 940,600 non-qualified employee stock options to certain officers, Directors and employees of the Company. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $30.53 - $33.15 per share and expire ten years from the date of grant.

     During the nine months ended September 30, 2002, certain employees of the Company exercised 561,418 non-qualified employee stock options. Net proceeds to the Company were approximately $15,895.

Dividends/Distributions:

     The following table summarizes dividends/distributions declared for the nine months ended September 30, 2002.

                                                        Nine Months Ended September 30, 2002
                                                     -----------------------------------------
                                                     Dividend/Distribution     Total Dividend/
                                                         per Share/Unit         Distribution
                                                     ---------------------     ---------------

Common Stock/Operating Partnership Units                   $      2.040         $     94,680
Series B Preferred Stock                                   $     81.424         $      3,260
Series C Preferred Stock                                   $    161.718         $      3,234
Series D Preferred Stock                                   $    149.064         $      7,452
Series E Preferred Stock                                   $    148.125         $      4,442

6.   ACQUISITION AND DEVELOPMENT OF REAL ESTATE

     During the nine months ended September 30, 2002, the Company acquired 53 industrial properties, comprising approximately 4.2 million square feet of GLA and one land parcel. The aggregate purchase price for these acquisitions totaled approximately $171,559 excluding costs incurred in conjunction with the acquisition of the properties. Eight of the 53 industrial properties acquired, comprising approximately .2 million square feet of GLA, were acquired from the September 1999 Joint Venture for an aggregate purchase price of approximately $13,000. The Company also completed the development of 13 industrial properties comprising approximately 2.5 million square feet of GLA at a cost of approximately $92.1 million.

7.   SALES OF REAL ESTATE, REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

     During the nine months ended September 30, 2002, the Company sold 61 industrial properties comprising approximately 7.1 million square feet of GLA that were not classified as held for sale at December 31, 2001, 12 properties comprising approximately 1.0 million square feet of GLA that were classified as held for sale at December 31, 2001, several land parcels and assigned to third parties the right to purchase certain properties. Gross proceeds from these sales were approximately $324,771. The gain on sale of real estate was approximately $50,566, of which $45,028 is shown in discontinued operations. In accordance with FAS 144, the results of operations and gain on sale of real estate for the 61 sold properties that were not identified as held for sale at December 31, 2001 and the gain associated

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

7. SALES OF REAL ESTATE, REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS, CONTINUED

with the assignment to third parties of the right to purchase certain properties are included in discontinued operations.

     At September 30, 2002, the Company had seven industrial properties comprising approximately .7 million square feet of GLA held for sale. Two of the seven properties comprising approximately .2 million square feet of GLA that were held for sale as of September 30, 2002 were identified as held for sale as of December 31, 2001. In accordance with FAS 144, the results of operations of the five properties identified as held for sale during the nine months ended September 30, 2002 are included in discontinued operations. There can be no assurance that such properties held for sale will be sold.

     The following table discloses certain information regarding the two industrial properties identified as held for sale by the Company prior to January 1, 2002.

                                                   NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                            ------------------------------      ------------------------------
                                                2002              2001              2002              2001
                                            ------------      ------------      ------------      ------------
         Total Revenues                     $        868      $        390      $        338      $        100
         Operating Expenses                         (243)             (240)              (85)              (76)
                                            ------------      ------------      ------------      ------------
         Income from Operations             $        625      $        150      $        253      $         24
                                            ============      ============      ============      ============

8.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

     Supplemental disclosure of cash flow information:

                                                                                        Nine Months Ended
                                                                                 -------------------------------
                                                                                 September 30,     September 30,
                                                                                      2002              2001
                                                                                 -------------     -------------

   Interest paid, net of capitalized interest ...............................     $     56,752      $     56,434
                                                                                  ============      ============
   Interest capitalized .....................................................     $      6,814      $      6,978
                                                                                  ============      ============

Supplemental schedule of non-cash investing and financing activities:
   Distribution payable on common stock/units ...............................     $     31,620      $     30,660
                                                                                  ============      ============
   Distribution payable on preferred stock ..................................     $         --      $      7,231
                                                                                  ============      ============

Issuance of units in exchange for property ..................................     $        633      $      1,491
                                                                                  ============      ============

Exchange of units for common shares:
    Minority interest .......................................................     $     (3,323)     $     (7,258)
    Common stock ............................................................                1                 3
    Additional paid-in capital ..............................................            3,322             7,255
                                                                                  ------------      ------------
                                                                                  $         --      $         --
                                                                                  ============      ============

In conjunction with the property and land acquisitions, the following liabilities were assumed:
   Purchase of real estate ..................................................     $    171,559      $    175,484
   Accrued real estate taxes and security deposits ..........................           (1,366)           (1,597)
   Mortgage Debt ............................................................          (11,844)               --
                                                                                  ------------      ------------
                                                                                  $    158,349      $    173,887
                                                                                  ============      ============

In conjunction with certain property sales, the Company provided seller financing:
   Notes Receivable .........................................................     $     57,227      $     12,460
                                                                                  ============      ============

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

9.   EARNINGS PER SHARE

     The computation of basic and diluted EPS is presented below:

                                                                      Nine Months Ended                Three Months Ended
                                                                ------------------------------    ------------------------------
                                                                September 30,    September 30,    September 30,    September 30,
                                                                     2002             2001             2002             2001
                                                                -------------    -------------    -------------    -------------
Numerator:

 Income from Continuing Operations .........................     $     46,537     $    101,599     $     15,543     $     35,908
 Less: Preferred Stock Dividends ...........................          (18,388)         (22,770)          (5,044)          (7,231)
                                                                 ------------     ------------     ------------     ------------
 Income from Continuing Operations Available to
  Common Stockholders, Net of Minority Interest
   -For Basic and Diluted EPS ..............................           28,149           78,829           10,499           28,677
 Discontinued Operations, Net of Minority Interest .........           43,907           10,105           12,687            3,576
                                                                 ------------     ------------     ------------     ------------
 Net Income Available to Common Stockholders Before
  Extraordinary Loss-For Basic and Diluted EPS .............           72,056           88,934           23,186           32,253
 Extraordinary Loss, Net of Minority Interest ..............             (754)          (8,712)              --               --
                                                                 ------------     ------------     ------------     ------------
 Net Income Available to Common Stockholders
 -For Basic and Diluted EPS ................................     $     71,302     $     80,222     $     23,186     $     32,253
                                                                 ============     ============     ============     ============
Denominator:

  Weighted Average Shares - Basic ..........................       39,333,471       39,353,513       39,608,709       39,661,725

  Effect of Dilutive Securities:

  Employee and Director Common Stock Options ...............          296,928          251,838          205,318          232,427
                                                                 ------------     ------------     ------------     ------------

  Weighted Average Shares-Diluted ..........................       39,630,399       39,605,351       39,814,027       39,894,152
                                                                 ============     ============     ============     ============
Basic EPS:
  Income from Continuing Operations Available to
    Common Stockholders, Net of Minority Interest ..........     $        .72     $       2.00     $        .27     $        .72
                                                                 ============     ============     ============     ============
  Discontinued Operations, Net of Minority Interest ........     $       1.12     $        .26     $        .32     $        .09
                                                                 ============     ============     ============     ============
  Net Income Available to Common Stockholders Before
     Extraordinary Loss ....................................     $       1.83     $       2.26     $        .59     $        .81
                                                                 ============     ============     ============     ============
  Extraordinary Loss, Net of Minority Interest .............     $       (.02)    $       (.22)    $         --     $         --
                                                                 ============     ============     ============     ============
  Net Income Available to Common Stockholders ..............     $       1.81     $       2.04     $        .59     $        .81
                                                                 ============     ============     ============     ============

Diluted EPS:
  Income from Continuing Operations Available to
    Common Stockholders, Net of Minority Interest ..........     $        .71     $       1.99     $        .26     $        .72
                                                                 ============     ============     ============     ============
  Discontinued Operations, Net of Minority Interest ........     $       1.11     $        .26     $        .32     $        .09
                                                                 ============     ============     ============     ============
  Net Income Available to Common Stockholders Before
     Extraordinary Loss ....................................     $       1.82     $       2.25     $        .58     $        .81
                                                                 ============     ============     ============     ============
  Extraordinary Loss, Net of Minority Interest .............     $       (.02)    $       (.22)    $         --     $         --
                                                                 ============     ============     ============     ============
  Net Income Available to Common Stockholders ..............     $       1.80     $       2.03     $        .58     $        .81
                                                                 ============     ============     ============     ============

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

     The Company has committed to the construction of 30 development projects totaling approximately 3.5 million square feet of GLA for an estimated investment of approximately $176.8 million. Of this amount, approximately $37.5 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Company's 2002 Unsecured Acquisition Facility. The Company expects to place in service 27 of the 30 development projects during the next twelve months. There can be no assurance that the Company will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

11.  SUBSEQUENT EVENTS

     From October 1, 2002 to November 8, 2002, the Company acquired 28 industrial properties for an aggregate purchase price of approximately $47,744 excluding costs incurred in conjunction with the acquisition of these industrial properties. Nineteen of the 28 industrial properties acquired, were acquired from the September 1998 Joint Venture for an aggregate purchase price of approximately $16,520. The Company also sold three industrial properties and one land parcel for approximately $10,778 of gross proceeds.

     From October 1, 2002 to November 8, 2002, the Company repurchased 1,039,100 shares of its common stock at a weighted average price of approximately $27.03 per share.

     On March 20, 1996, the Company, through the Operating Partnership and the Indianapolis Partnership, entered into a $36,750 mortgage loan (the "CIGNA Loan"). The Company paid off and retired the CIGNA Loan on October 1, 2002.

     On October 21, 2002, the Company and the Operating Partnership paid a third quarter 2002 dividend/distribution of $.6800 per common share/Unit, totaling approximately $31,620.

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

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of financing, interest rate levels, competition, supply and demand for industrial properties in the Company's current and proposed market areas, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs and changes in general accounting principles, policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission.

     The Company was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 85.2% ownership interest at September 30, 2002. Minority interest in the Company at September 30, 2002 represents the approximate 14.8% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

     As of September 30, 2002, the Company owned 909 in-service properties located in 24 states, containing an aggregate of approximately 61.6 million square feet of gross leasable area ("GLA"). Of the 909 in-service properties owned by the Company, 764 are held by the Operating Partnership, 118 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners, 11 are held by limited liability companies of which the Operating Partnership is the sole member and 16 are held by an entity wholly-owned by the Operating Partnership. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to, three joint ventures which invest in industrial properties (the "September 1998 Joint Venture", the "September 1999 Joint Venture" and the "December 2001 Joint Venture").

RESULTS OF OPERATIONS

     At September 30, 2002, the Company owned 909 in-service properties with approximately 61.6 million square feet of GLA, compared to 930 in-service properties with approximately 64.3 million square feet of GLA at September 30, 2001. During the period between October 1, 2001 and September 30, 2002, the Company acquired 63 in-service properties containing approximately 5.3 million square feet of GLA, completed development of 14 properties totaling approximately 2.5 million square feet of GLA and sold

92 in-service properties totaling approximately 8.9 million square feet of GLA, six out of service properties and several land parcels. The Company also took seven properties out of service that are under redevelopment, comprising approximately 1.7 million square feet of GLA, and placed in service one property comprising approximately .1 million square feet of GLA.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     Rental income and tenant recoveries and other income decreased by approximately $9.8 million or 3.6% due primarily to a decrease in same store rental income and tenant recoveries and other income as discussed below, as well as a decrease in rental income and tenant recoveries and other income for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 due to properties sold during the year ended December 31, 2001. This decrease is offset by an increase in rental income and tenant recoveries and other income for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 due to properties acquired subsequent to December 31, 2000. Rental income and tenant recoveries and other income from properties owned prior to January 1, 2001 decreased by approximately $3.7 million or 1.7% due primarily to a decrease in average occupied GLA for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $1.9 million or 2.3%. This increase is due primarily to an increase in same store property expenses as discussed below, as well as an increase in property expenses for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 due to properties acquired subsequent to December 31, 2000. This increase is offset by a decrease in property expenses for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 due to properties sold during the year ended December 31, 2001. Property expenses from properties owned prior to January 1, 2001 increased by approximately $1.4 million or 2.2% due primarily to an increase in real estate taxes, repairs and maintenance and insurance expense. The increase in real estate taxes is primarily due to an increase in real estate taxes in many of the Company's markets. The increase in repairs and maintenance is due primarily to an increase in maintenance company expenses and related costs. The increase in insurance is due primarily to an increase in insurance premiums.

     General and administrative expense increased by approximately $.1 million due primarily to increases in employee compensation and additional employees for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, offset by the write-off of the Company's technology investment of approximately $.7 million in the second quarter of 2001.

     Interest expense increased by approximately $3.8 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 due primarily to a higher average debt balance outstanding for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 as well as a slight decrease in capitalized interest due to a decrease in development activities. The average debt balance outstanding for the nine months ended September 30, 2002 and 2001 was approximately $1,420.4 million and $1,301.3 million, respectively. This was offset by a decrease in the weighted average interest rate on the Company's outstanding debt for the nine months ended September 30, 2002 (6.9%) as compared to the nine months ended September 30, 2001 (7.2%).

     Amortization of deferred financing costs increased by approximately $.1 million due primarily to amortization of additional deferred financing costs incurred in conjunction with the issuance of the 2012 Notes (defined below) and the 2032 Notes (defined below).

     Depreciation and other amortization increased by approximately $6.3 million due primarily to the average book value of assets held for sale for the nine months ended September 30, 2001 exceeding the average book value of assets held for sale for the nine months ended September 30, 2002. Once a property is classified as held for sale, the Company ceases depreciating and amortizing the property. The increase in depreciation and amortization is also due to additional depreciation and amortization recognized for properties acquired subsequent to December 31, 2000.

     Equity in income of joint ventures increased by approximately $.4 million or 51.1% due primarily to an increase in gain on sale of real estate and the start up of one of the Company's joint ventures in December 2001.

     The approximate $5.5 million gain on sale of real estate for the nine months ended September 30, 2002 resulted from the sale of 12 industrial properties that were identified as held for sale at December 31, 2001 and several land parcels. Gross proceeds from these sales were approximately $39.8 million.

     The approximate $48.5 million gain on sale of real estate for the nine months ended September 30, 2001 resulted from the sale of 107 industrial properties and several land parcels. Gross proceeds from these sales were approximately $318.8 million.

     Income from discontinued operations of approximately $51.6 million for the nine months ended September 30, 2002 reflects the results of operations and gain on sale of 61 industrial properties that were not held for sale at December 31, 2001 and were sold during the nine months ended September 30, 2002, the gain associated with the assignment of the right to third parties to purchase certain properties, as well as the results of operations of five industrial properties identified as held for sale during the nine months ended September 30, 2002. Gross proceeds from the sales of the 61 industrial properties were approximately $285.0 million, resulting in a gain on sale of real estate of approximately $45.0 million.

     Income from discontinued operations of approximately $11.9 million for the nine months ended September 30, 2001 reflects the results of operations of the 61 industrial properties that were not held for sale at December 31, 2001 and were sold during the nine months ended September 30, 2002 as well as the results of operations of five industrial properties identified as held for sale during the nine months ended September 30, 2002.

     The approximate $.9 million extraordinary loss for the nine months ended September 30, 2002 is due to the early retirement of senior unsecured debt. The extraordinary loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of pro rata unamortized deferred financing fees and legal costs.

     The approximate $10.3 million extraordinary loss for the nine months ended September 30, 2001 is due to the early retirement of senior unsecured debt and various mortgage loans. The extraordinary loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing fees, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt prior to issuance, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THREE MONTHS ENDED SEPTEMBER 30, 2001

     Rental income and tenant recoveries and other income increased by approximately $3.2 million or 3.7% due primarily to an increase in same store rental income and tenant recoveries and other income as discussed below, as well as an increase in rental income and tenant recoveries and other income for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 due to properties acquired subsequent to June 30, 2001.
This increase is offset by a decrease in rental income and tenant recoveries and other income for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 due to properties sold during the six months ended December 31, 2001. Rental income and tenant recoveries and other income from properties owned prior to July 1, 2001 increased by approximately $1.0 million or 1.3% due primarily to an increase in tenant recoveries due to an increase in property expenses (as discussed below) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, offset by a decrease in average occupied GLA for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $3.6 million or 14.7%. This increase is due primarily to an increase in same store property expenses as discussed below, as well as an increase in property expenses for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 due to properties acquired subsequent to June 30, 2001. This increase is offset by a decrease in property expenses for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 due to properties sold during the six months ended December 31, 2001.

Property expenses from properties owned prior to July 1, 2001 increased by approximately $2.4 million or 11.7% due primarily to an increase in real estate taxes, repairs and maintenance and insurance expense. The increase in real estate taxes is primarily due to an increase in real estate taxes in many of the Company's markets. The increase in repairs and maintenance is due primarily to an increase in maintenance company expenses and related costs. The increase in insurance is due primarily to an increase in insurance premiums.

     General and administrative expense remained relatively unchanged.

     Interest expense increased by approximately $3.7 million for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 due primarily to a higher average debt balance outstanding for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, as well as a decrease in capitalized interest due to a decrease in development activities. The average debt balance outstanding for the three months ended September 30, 2002 and 2001 was approximately $1,474.6 million and $1,283.0 million, respectively. This was slightly offset by a decrease in the weighted average interest rate on the Company's outstanding debt for the three months ended September 30, 2002 (6.9%) as compared to the three months ended September 30, 2001 (7.1%).

     Amortization of deferred financing costs remained relatively unchanged.

     Depreciation and other amortization increased by approximately $2.6 million due primarily to the average book value of assets held for sale for the three months ended September 30, 2001 exceeding the average book value of assets held for sale for the three months ended September 30, 2002. Once a property is classified as held for sale, the Company ceases depreciating and amortizing the property. The increase in depreciation and amortization is also due to additional depreciation and amortization recognized for properties acquired subsequent to June 30, 2001.

     Equity in income of joint ventures increased by approximately $.2 million or 77.5% due primarily to the start up of one of the Company's joint ventures in December 2001.

     The approximate $1.3 million gain on sale of real estate for the three months ended September 30, 2002 resulted from the sale of three industrial properties that were identified as held for sale at December 31, 2001 and several land parcels. Gross proceeds from these sales were approximately $20.3 million.

     The approximate $18.8 million gain on sale of real estate for the three months ended September 30, 2001 resulted from the sale of 38 industrial properties and several land parcels. Gross proceeds from these sales were approximately $92.4 million.

     Income from discontinued operations of approximately $14.9 million for the three months ended September 30, 2002 reflects the results of operations and gain on sale of 20 industrial properties that were not held for sale at December 31, 2001 and were sold during the three months ended September 30, 2002, the gain associated with the assignment of the right to a third party to purchase certain properties, as well as the results of operations of five industrial properties identified as held for sale during the three months ended September 30, 2002. Gross proceeds from the sales of the 20 industrial properties were approximately $108.0 million, resulting in a gain on sale of real estate of approximately $13.7 million.

     Income from discontinued operations of approximately $4.2 million for the three months ended September 30, 2001 reflects the results of operations of the 20 industrial properties that were not held for sale at December 31, 2001 and were sold during the three months ended September 30, 2002 as well as the results of operations of five industrial properties identified as held for sale during the three months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002, the Company's cash and cash equivalents was approximately $1.4 million and restricted cash was approximately $26.6 million. Included in restricted cash are approximately $2.7 million of cash reserves required to be set aside under the Company's $40.0 million mortgage loan (the

"1995 Mortgage Loan") for payments of security deposit refunds, capital expenditures, interest, real estate taxes, insurance and releasing costs. The portion of the cash reserve relating to payments for capital expenditures, interest, real estate taxes and insurance for properties collateralizing the 1995 Mortgage Loan is established monthly, distributed to the Company as such expenditures are made and is replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserve relating to security deposit refunds is adjusted as tenants turn over. The portion of cash reserves relating to releasing costs resulted from a deposit of a lease termination fee that will be used to cover the costs of releasing that space. Also included in restricted cash is approximately $23.9 million of gross proceeds from the sales of certain properties. These sale proceeds will be disbursed as the Company exchanges properties under Section 1031 of the Internal Revenue Code.

NINE MONTHS ENDED SEPTEMBER 30, 2002

     Net cash provided by operating activities of approximately $99.2 million for the nine months ended September 30, 2002 was comprised primarily of net income before minority interest of approximately $102.2 million and adjustments for non-cash items of approximately $11.4 million, offset by the net change in operating assets and liabilities of approximately $14.4 million. The adjustments for the non-cash items of approximately $11.4 million are primarily comprised of depreciation and amortization of approximately $62.5 million and an extraordinary loss of approximately $.9 million from the early retirement of debt, offset by the gain on sale of real estate of approximately $50.6 million and the effect of the straight-lining of rental income of approximately $1.4 million.

     Net cash provided by investing activities of approximately $17.9 million for the nine months ended September 30, 2002 was comprised primarily of the net proceeds from the sale of real estate, distributions from the Company's industrial real estate joint ventures and the repayment of mortgage loans receivable, offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes and contributions to and investments in the December 2001 Joint Venture.

     Net cash used in financing activities of approximately $115.6 million for the nine months ended September 30, 2002 was comprised primarily of the redemption of the Company's Series B Preferred Stock (defined below), the partial pay off of the 2027 Notes (defined below), repayments on mortgage loans payable, the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock, the purchase of U.S. Government securities used as substitute collateral to execute a legal defeasance of a portion of the 1995 Mortgage Loan, common and preferred stock dividends and unit distributions and net repayments under the Company's unsecured line of credit, offset by the net proceeds from the issuance of senior unsecured debt and the net proceeds from the exercise of employee stock options.

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

     Net cash used in financing activities of approximately $88.9 million for the nine months ended September 30, 2001 was comprised primarily of repayment of senior unsecured debt, repayments on mortgage loans payable, the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock, the purchase of treasury shares, the purchase of U.S. Government securities used as substitute collateral to execute a legal defeasance of a portion of the 1995 Mortgage Loan, common and preferred stock dividends and unit distributions, prepayment fees incurred in the repayment of senior unsecured debt and prepayment fees incurred in the early retirement of two mortgage loans, redemption of the Company's Series A Preferred Stock and the net repayments under the Company's unsecured line of credit, offset by the net proceeds from the issuance of senior unsecured debt and net proceeds from the exercise of employee stock options.

INVESTMENT IN REAL ESTATE AND DEVELOPMENT OF REAL ESTATE

     During the nine months ended September 30, 2002, the Company acquired 53 industrial properties comprising, in the aggregate, approximately 4.2 million square feet of GLA and one land parcel for an aggregate purchase price of approximately $171.6 million, excluding costs incurred in conjunction with the acquisition of the properties. Eight of the 53 industrial properties acquired, comprising approximately .2 million square feet of GLA, were acquired from the September 1999 Joint Venture for an aggregate purchase price of approximately $13.0 million. The Company also completed the development of 13 industrial properties comprising approximately 2.5 million square feet of GLA at a cost of approximately $92.1 million.

     The Company has committed to the construction of 30 development projects totaling approximately 3.5 million square feet of GLA for an estimated investment of approximately $176.8 million. Of this amount, approximately $37.5 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Company's 2002 Unsecured Acquisition Facility (defined below). The Company expects to place in service 27 of the 30 development projects during the next twelve months. There can be no assurance that the Company will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

SALE OF REAL ESTATE, REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

     During the nine months ended September 30, 2002, the Company sold 61 industrial properties comprising approximately 7.1 million square feet of GLA that were not classified as held for sale at December 31, 2001, 12 properties comprising approximately 1.0 million square feet of GLA that were classified as held for sale at December 31, 2001, several land parcels and assigned the right to a third party to purchase a certain property. Gross proceeds from these sales were approximately $324.8 million. In accordance with FAS 144, the results of operations and gain on sale of real estate for the 61 sold properties that were not identified as held for sale at December 31, 2001 and the gain associated with the assignment of the right to third parties to purchase certain properties are included in discontinued operations.

     At September 30, 2002, the Company had seven industrial properties comprising approximately .7 million square feet of GLA held for sale. Two of the seven properties comprising approximately .2 million square feet of GLA that were held for sale as of September 30, 2002 were identified as held for sale as of December 31, 2001. Income from operations for these two industrial properties held for sale for the nine months ended September 30, 2002 and 2001 is approximately $.6 million and $.2 million, respectively. Income from operations for these two industrial properties held for sale for the three months ended September 30, 2002 and 2001 is approximately $.3 million and $.02 million, respectively. Net carrying value of the seven industrial properties held for sale at September 30, 2002 is approximately

$21.4 million. In accordance with FAS 144, the results of operations of the five industrial properties identified as held for sale during the nine months ended September 30, 2002 are included in discontinued operations. There can be no assurance that such properties held for sale will be sold.

INVESTMENTS IN JOINT VENTURES

     During the nine months ended September 30, 2002, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized approximately $1.5 million in asset management and property management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture. The Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $6.3 million in the December 2001 Joint Venture. The Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $1.9 million from the September 1998 Joint Venture, the September 1999 Joint Venture, and the December 2001 Joint Venture. As of September 30, 2002, the September 1998 Joint Venture owned 88 industrial properties comprising approximately 4.1 million square feet of GLA, the September 1999 Joint Venture owned two industrial properties comprising approximately .3 million square feet of GLA and the December 2001 Joint Venture had economic interests in 21 industrial properties comprising approximately 3.6 million square feet of GLA. For the properties purchased by the December 2001 Joint Venture from the Company, the Company deferred 15% of the gain resulting from these sales, which is equal to the Company's economic interest in the December 2001 Joint Venture.

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

     On August 31, 1998, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of approximately $1.0 million (the "Acquisition Mortgage Loan VI"). On July 2, 2002, the Company paid off and retired the Acquisition Mortgage Loan VI.

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

     On May 13, 1997, the Company, through the Operating Partnership, issued $100 million of senior unsecured debt which matures on May 15, 2027 and bears a coupon interest rate of 7.15% (the "2027 Notes"). The issue price of the 2027 Notes was 99.854%. The 2027 Notes were redeemable, at the option of the holders thereof, on May 15, 2002. The Company received redemption notices from holders representing approximately $84.9 million of the 2027 Notes outstanding. On May 15, 2002, the Company paid off and retired approximately $84.9 million of the 2027 Notes. Due to the partial payoff of the 2027 Notes, the Company has recorded an extraordinary loss of approximately $.9 million comprised of the amount paid above the carrying amount of the 2027 Notes, the write-off of the pro rata unamortized deferred financing fees and legal costs.

ACQUISITION FACILITY PAYABLE

     On September 27, 2002, the Company, through the Operating Partnership, amended and restated its $300 million unsecured line of credit (the "2002 Unsecured Acquisition Facility", formerly, the "2000 Unsecured Acquisition Facility"). The 2002 Unsecured Acquisition Facility matures on September 30, 2005 and bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Company's election. The net unamortized deferred financing fees related to the 2000 Unsecured Acquisition Facility and any additional deferred financing fees incurred with the 2002 Unsecured Acquisition Facility are being amortized over the life of the 2002 Unsecured Acquisition Facility in accordance with Emerging Issues Task Force Issue 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements".

INTEREST RATE SWAP AGREEMENTS

     In January 2002 and August 2002, the Company, through the Operating Partnership, entered into two interest rate swap agreements (the "Interest Rate Swap Agreements") which fixed the interest rate on a portion of the Company's 2002 Unsecured Acquisition Facility. The Company designated the Interest Rate Swap Agreements as cash flow hedges. The January 2002 interest swap agreement has a notional value of $25 million, is effective from February 4, 2002 through February 4, 2003 and fixed the LIBOR rate at 2.4975%. The August 2002 interest rate swap agreement has a notional value of $25 million, is effective from September 5, 2002 through September 5, 2003 and fixed the LIBOR rate at 1.884%. Any payments or receipts from the Interest Rate Swap Agreements will be treated as a component of interest expense. The

Company anticipates that the Interest Rate Swap Agreements will be highly effective, and, as a result, the change in value will be shown in other comprehensive income.

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

     This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at September 30, 2002 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

     In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

     At September 30, 2002, $1,407.7 million (approximately 99.3% of total debt at September 30, 2002) of the Company's debt was fixed rate debt (included in the fixed rate debt is $100 million of borrowings under the Company's 2002 Unsecured Acquisition Facility which the Company fixed the interest rate via the interest rate swap agreements) and $10.4 million (approximately .7% of total debt at September 30, 2002) was variable rate debt. The Company also has outstanding a written put option (the "Written Option"), which was issued in conjunction with the initial offering of one tranche of senior unsecured debt. Currently, the Company does not enter into financial instruments for trading or other speculative purposes.

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

     Based upon the amount of variable rate debt outstanding at September 30, 2002, a 10% increase or decrease in the interest rate on the Company's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.1 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at September 30, 2002 by approximately $52.4 million to $1,495.2 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at September 30, 2002 by approximately $56.8 million to $1,604.4 million. A 10% increase in interest rates would decrease the fair value of the Written Option at September 30, 2002 by approximately $2.4 million to $13.8 million. A 10% decrease in interest rates would increase the fair value of the Written Option at September 30, 2002 by approximately $2.7 million to $18.9 million.

ISSUANCE OF RESTRICTED STOCK AND EMPLOYEE STOCK OPTIONS

     During the nine months ended September 30, 2002, the Company awarded 90,260 shares of restricted common stock to certain employees and 2,753 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $3.2 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

     During the nine months ended September 30, 2002, the Company issued 940,600 non-qualified employee stock options to certain officers, Directors and employees of the Company. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $30.53 - $33.15 per share and expire ten years from the date of grant.

COMMON STOCK

     During the nine months ended September 30, 2002, certain employees of the Company exercised 561,418 non-qualified employee stock options. Net proceeds to the Company were approximately $15.9 million.

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

     On July 1, 2002 and September 30, 2002, the Company paid second and third quarter preferred stock dividends of $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, $49.687 per share (equivalent to $.49687 per Depositary Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its Series E Preferred Stock. The preferred stock dividends paid on July 1, 2002 and September 30, 2002 totaled approximately $5.0 million, respectively.

SUBSEQUENT EVENTS

     From October 1, 2002 to November 8, 2002, the Company acquired 28 industrial properties for an aggregate purchase price of approximately $47.7 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. Nineteen of the 28 industrial properties acquired, were acquired from the September 1998 Joint Venture for an aggregate purchase price of approximately $16.5 million. The Company also sold three industrial properties and one land parcel for approximately $10.8 million of gross proceeds.

     From October 1, 2002 to November 8, 2002, the Company repurchased 1,039,100 shares of its common stock at a weighted average price of approximately $27.03 per share.

     On March 20, 1996, the Company, through the Operating Partnership and the Indianapolis Partnership, entered into a $36.8 million mortgage loan (the "CIGNA Loan"). The Company paid off and retired the CIGNA Loan on October 1, 2002.

     On October 22, 2002, the Company and the Operating Partnership paid a third quarter 2002 dividend/distribution of $.6800 per common share/Unit, totaling approximately $31.6 million.

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

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, the issuance of long-term unsecured indebtedness and the issuance of additional equity securities. As of September 30, 2002 and November 8, 2002, approximately $589.2 million of common stock, preferred stock and depositary shares and approximately $250.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under the 2002 Unsecured Acquisition Facility. At September 30, 2002, borrowings under the 2002 Unsecured Acquisition Facility bore interest at a weighted average interest rate of 4.75%. The 2002 Unsecured Acquisition Facility bears interest at a floating rate of LIBOR plus ..70%, or the Prime Rate, at the Company's election. As of November 8, 2002, the Company had approximately $98.3 million available for additional borrowings under the 2002 Unsecured Acquisition Facility.

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

ITEM 4. CONTROLS AND PROCEDURES

     The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days before the filing date of this report, have concluded that as of such date the Company's disclosure controls and procedures were effective.

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the paragraph above.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     Not Applicable.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

a)   Exhibits:

   Exhibit
   Number             Description
   -------            -----------

   10.1*              Second Amended and Restated Unsecured Revolving Credit
                      Agreement, dated as of September 27, 2002, among the Operating Partnership, the Company, Bank One, NA, and certain other banks.

   99.1*              Certification Pursuant to Section 906 of the Sarbanes-
                      Oxley Act of 2002.

b)   Report on Form 8-K:

                      Report on Form 8-K filed and dated August 14, 2002, providing the certification for the quarterly period ended June 30, 2002 of the Company's chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     * Filed herewith

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    FIRST INDUSTRIAL REALTY TRUST, INC.


Date: November 13, 2002             By: /s/ Scott A. Musil
                                        ---------------------------------------
                                        Scott A. Musil
                                        Senior Vice President-Controller
                                        (Chief Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Michael W. Brennan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Industrial Realty Trust, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                           /s/ Michael W. Brennan
                                           -------------------------------------
                                           Michael W. Brennan
                                           President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Michael J. Havala, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Industrial Realty Trust, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                             /s/ Michael J. Havala
                                             -----------------------------------
                                             Michael J. Havala
                                             Chief Financial Officer

                                  EXHIBIT INDEX


   Exhibit
   Number             Description
   -------            -----------

   10.1 *             Second Amended and Restated Unsecured Revolving Credit
                      Agreement, dated as of September 27, 2002, among the Operating Partnership, the Company, Bank One, NA, and certain other banks.

   99.1*              Certification Pursuant to Section 906 of the Sarbanes-
                      Oxley Act of 2002.


     * Filed herewith