Form 10-K
period 2002-12-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 2003-03-19
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002 OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ].

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $1,228.7 million based on the closing price on the New York Stock Exchange for such stock on June 28, 2002.

At March 7, 2003, 38,521,572 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Registrant's definitive proxy statement expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

                       FIRST INDUSTRIAL REALTY TRUST, INC.

                                TABLE OF CONTENTS


                                                                                                               PAGE
                                                                                                               ----
PART I.

    Item 1.  Business .......................................................................................    3
    Item 2.  The Properties...................................................................................   9
    Item 3.  Legal Proceedings................................................................................  30
    Item 4.  Submission of Matters to a Vote of Security Holders..............................................  30

PART II.

    Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters............................  31
    Item 6.  Selected Financial Data..........................................................................  32
    Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations............  35
    Item 7a. Quantitative and Qualitative Disclosures About Market Risk.......................................  50
    Item 8.  Financial Statements and Supplementary Data......................................................  50
    Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures............  50

PART III.

    Item 10. Directors and Executive Officers of the Registrant...............................................  51
    Item 11. Executive Compensation...........................................................................  51
    Item 12. Security Ownership of Certain Beneficial Owners and Management...................................  51
    Item 13. Certain Relationships and Related Transactions...................................................  51
    Item 14. Controls and Procedures..........................................................................  51

PART IV.

    Item 15. Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K.............  52

SIGNATURES....................................................................................................  57

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

                                     PART I

ITEM 1. BUSINESS

                                   THE COMPANY

GENERAL

         First Industrial Realty Trust, Inc. is a Maryland corporation organized on August 10, 1993, and is a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). First Industrial Realty Trust, Inc., its consolidated partnerships, limited liability companies and its wholly-owned entity (the "Company") is a self-administered and fully integrated real estate company which owns, manages, acquires, sells and develops industrial real estate. The Company completed its initial public offering in June 1994 (the "Initial Offering"). Upon consummation of the Initial Offering, the Company owned 226 industrial properties which contained an aggregate of 17.4 million square feet of gross leasable area ("GLA"). As of December 31, 2002, the Company's portfolio consisted of 494 light industrial properties, 167 R&D/flex properties, 126 bulk warehouse properties, 85 regional warehouse properties and 36 manufacturing properties containing approximately 60.0 million square feet of GLA located in 24 states.

         The Company's interests in its properties and land parcels are held through partnerships controlled by the Company, including First Industrial, L.P. (the "Operating Partnership"), of which the Company is the sole general partner, as well as, among others, First Industrial Financing Partnership, L.P., First Industrial Securities, L.P., First Industrial Mortgage Partnership, L.P., First Industrial Pennsylvania, L.P., First Industrial Harrisburg, L.P., First Industrial Indianapolis, L.P., FI Development Services, L.P. and TK-SV, LTD., of which the sole general partner of each is a wholly-owned subsidiary of the Company, and the sole limited partner of each is the Operating Partnership, as well as limited liability companies of which the Operating Partnership is the sole member. The Operating Partnership is also the sole stockholder of First Industrial Development Services, Inc. The Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to, three joint ventures which invest in industrial properties.

         The Company utilizes an operating approach which combines the effectiveness of decentralized, locally based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and fiscal control systems. At March 7, 2003, the Company had 322 employees.

         The Company has grown and will seek to continue to grow through the development and acquisition of additional industrial properties and through its corporate services program.

         The Company maintains a website at www.firstindustrial.com. Copies of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available without charge on the Company's website as soon as reasonably practicable after such reports are filed or furnished with the SEC. In addition, the Company has prepared supplemental financial and operating information which is available without charge on the Company's website or upon request to the Company. Please direct requests as follows:

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

o Corporate Services. Through its corporate services program, the Company builds for, purchases from, and leases and sells industrial properties to, companies that need to improve their industrial facility networks and supply chain. The Company seeks to grow this business by targeting both large and middle market public and private companies.


BUSINESS STRATEGIES

         The Company utilizes the following six strategies in connection with the operation of its business:

o Organization Strategy. The Company implements its decentralized property operations strategy through the use of experienced regional management teams and local property managers. Each operating region is headed by a managing director, who is a senior executive officer of, and has an equity interest in, the Company. The Company provides acquisition, development and financing assistance, asset management oversight and financial reporting functions from its headquarters in Chicago, Illinois to support its regional operations. The Company believes the size of its portfolio enables it to realize operating efficiencies by spreading overhead among many properties and by negotiating quantity purchasing discounts.

o Market Strategy. The Company's market strategy is to concentrate on the top industrial real estate markets in the United States. These top industrial real estate markets are based upon one or more of the following characteristics: (i) the strength of the market's industrial real estate fundamentals, including increased industrial demand expectations from supply chain management; (ii) the history and future outlook for continued economic growth and diversity; and (iii) a minimum market size of 100 million square feet of industrial space.

o Disposition Strategy. The Company continues to evaluate local market conditions and property-related factors in all of its markets and will consider disposition of select assets.

o Acquisition/Development Strategy. The Company's acquisition/development strategy is to concentrate on the top industrial real estate markets in the United States. Of the 908 industrial properties in the Company's portfolio at December 31, 2002, 168 properties have been developed by either the Company or its former management. The Company will continue to leverage the development capabilities of its management, many of whom are leading developers in their respective markets.

o Financing Strategy. The Company plans on utilizing net sales proceeds from property sales as well as borrowings under its $300 million unsecured line of credit to finance future acquisitions and developments. As of March 7, 2003, the Company had approximately $91.7 million available in additional borrowings under its $300 million unsecured line of credit.

o Leasing and Marketing Strategy. The Company has an operational management strategy designed to enhance tenant satisfaction and portfolio performance. The Company pursues an active leasing strategy, which includes aggressively marketing available space, seeking to renew existing leases at higher rents per square foot and seeking leases which provide for the pass-through of property-related expenses to the tenant. The Company also has local and national marketing programs which focus on the business and real estate brokerage communities and national tenants.


RECENT DEVELOPMENTS

         In 2002, the Company acquired or completed development of 107 properties and acquired several parcels of land for a total investment of approximately $356.2 million. The Company also sold 110 in-service properties, four properties that were out of service and several parcels of land for a gross sales price of approximately $473.5 million. At December 31, 2002, the Company owned 908 in-service properties containing approximately 60.0 million square feet of GLA.

         On April 1, 2002, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of approximately $5.8 million which bears interest at a fixed rate of 8.26%, provides for monthly principal and interest payments based on a 22-year amortization schedule and matures on December 1, 2019.

         On April 1, 2002, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of approximately $6.0 million which bears interest at a fixed rate of 8.26%, provides for monthly principal and interest payments based on a 22-year amortization schedule and matures on December 1, 2019.

         On June 14, 2002, the Company, through the Operating Partnership, paid off and retired its $.7 million mortgage loan which bore interest at 8.00%, provided for interest-only payments prior to maturity and was to mature 180 days after the completion of a contingent event relating to the environmental status of the property collateralizing the loan.

         On July 2, 2002, the Company, through the Operating Partnership, paid off and retired its $1.0 million mortgage loan which bore interest at 8.875%, provided for monthly principal and interest payments based on a 20-year amortization schedule and was to mature November 1, 2006.

         On October 1, 2002, the Company, through the Operating Partnership, paid off and retired its $36.8 million mortgage loan which bore interest at 7.50%, provided for monthly principal and interest payments based on a 25-year amortization schedule and was to mature on April 1, 2003.

         On December 4, 2002, the Company, through the Operating Partnership, paid off and retired its $3.6 million mortgage loan which bore interest at 8.875%, provided for monthly principal and interest payments based on a 20-year amortization schedule and was to mature on June 1, 2003.

         On January 13, 2003, the Company, through the Mortgage Partnership, paid off and retired its $40.2 million mortgage loan which bore interest at 7.22%, provided for monthly principal and interest payments based on a 28-year amortization schedule and was to mature on January 11, 2026.

         On April 15, 2002, the Company, through the Operating Partnership, issued $200.0 million of senior unsecured debt which matures on April 15, 2012 and bears a coupon interest rate of 6.875%.

         On April 15, 2002, the Company, through the Operating Partnership, issued $50.0 million of senior unsecured debt which matures on April 15, 2032 and bears a coupon interest rate of 7.75%.

         The Company received redemption notices from holders representing approximately $84.9 million of the Company's $100.0 million senior unsecured debt which was to mature on May 15, 2027 and bore a coupon interest rate of 7.15% (the "2027 Notes"). On May 15, 2002, the Company paid off and retired $84.9 million of the 2027 Notes.

         On September 27, 2002, the Company, through the Operating Partnership, amended and restated its $300.0 million unsecured line of credit. The Company's unsecured line of credit matures on September 30, 2005 and bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Company's election.

         During the year ended December 31, 2002, the Company repurchased 1,091,500 shares of its common stock at a weighted average price of approximately $27.02 per share.

         During the period January 1, 2003 through March 7, 2003, the Company acquired or completed development of two industrial properties for a total estimated investment of approximately $26.7 million. The Company also sold six industrial properties and two land parcels for approximately $15.7 million of gross proceeds during this period.

         From January 1, 2003 to March 7, 2003, the Company repurchased 37,300 shares of its common stock at a weighted average price of approximately $26.73 per share.

         On March 5, 2003, the Company declared a first quarter 2003 distribution of $.685 per common share/unit on its common stock/units which is payable on April 21, 2003. The Company also declared first quarter 2003 dividends of $53.906 per share ($.53906 per Depositary share), $49.687 per share ($.49687 per Depositary share) and $49.375 per share ($.49375 per Depositary share) on its Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, respectively, totaling, in the aggregate, approximately $5.0 million, which is payable on March 31, 2003.

FUTURE PROPERTY ACQUISITIONS, DEVELOPMENTS AND PROPERTY SALES

         The Company has an active acquisition and development program through which it is continually engaged in identifying, negotiating and consummating portfolio and individual industrial property acquisitions and developments. As a result, the Company is currently engaged in negotiations relating to the possible acquisition and development of certain industrial properties located in the United States.

         The Company also sells properties based on market conditions and property related factors. As a result, the Company is currently engaged in negotiations relating to the possible sales of certain industrial properties in the Company's current portfolio.

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

                                    INDUSTRY

         Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output. Historically, occupancy rates for industrial property in the United States have been higher than those for other types of commercial property. The Company believes that the higher occupancy rate in the industrial property sector is a result of the construction-on-demand nature of, and the comparatively short development time required for, industrial property. For the five years ended December 31, 2002, the occupancy rates for industrial properties in the United States have ranged from 88.8%* to 93.4%*, with an occupancy rate of 88.8%* at December 31, 2002.


* SOURCE: TORTO WHEATON RESEARCH

ITEM 2. THE PROPERTIES

GENERAL

         At December 31, 2002, the Company owned 908 in-service properties containing approximately 60.0 million square feet of GLA in 24 states, with a diverse base of more than 2,500 tenants engaged in a wide variety of businesses, including manufacturing, retail, wholesale trade, distribution and professional services. The properties are generally located in business parks that have convenient access to interstate highways and/or rail and air transportation. The weighted average age of the properties as of December 31, 2002 was approximately 17 years. The Company maintains insurance on its properties that the Company believes is adequate.

         The Company classifies its properties into five industrial categories: light industrial, R&D/flex, bulk warehouse, regional warehouse and manufacturing. While some properties may have characteristics which fall under more than one property type, the Company uses what it feels is the most dominating characteristic to categorize the property. The following describes the different industrial categories:

         o Light industrial properties generally are of less than 100,000 square feet, have a ceiling height of 16 to 21 feet, are comprised of 5% - 50% of office space, contain less than 50% of manufacturing space and have a land use ratio of 4:1. The land use ratio is the ratio of the total property area to that which is occupied by the building.

         o R&D/flex buildings generally are of less than 100,000 square feet, have a ceiling height of less than 16 feet, are comprised of 50% or more of office space, contain less than 25% of manufacturing space and have a land use ratio of 4:1.

         o Bulk warehouse buildings generally are of more than 100,000 square feet, have a ceiling height of at least 22 feet, are comprised of 5% - 15% of office space, contain less than 25% of manufacturing space and have a land use ratio of 2:1.

         o Regional warehouses generally are of less than 100,000 square feet, have a ceiling height of at least 22 feet, are comprised of 5% - 15% of office space, contain less than 25% of manufacturing space and have a land use ratio of 2:1.

         o Manufacturing properties are a diverse category of buildings that generally have a ceiling height of 10 - 18 feet, are comprised of 5% - 15% of office space, contains at least 50% of manufacturing space and have a land use ratio of 4:1.

         Each of the properties is wholly owned by the Company. The following tables summarize certain information as of December 31, 2002 with respect to the Company's properties. Information in the tables excludes properties under development at December 31, 2002.

                                PROPERTY SUMMARY

                      Light Industrial           R&D/ Flex             Bulk Warehouse        Regional Warehouse
                   ----------------------  ----------------------  ----------------------  ----------------------
 Metropolitan                  Number of               Number of               Number of               Number of
     Area             GLA      Properties     GLA      Properties     GLA      Properties     GLA      Properties
---------------    ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Atlanta, GA           598,218      11         294,074       7       3,463,072      10         383,935       5
Baltimore, MD         766,053      13          78,418       1         292,659       2              --      --
Central
  Pennsylvania        383,070       4              --      --       1,089,486       6         117,579       3
Chicago, IL         1,688,323      30         247,084       4       2,621,892      12         218,811       3
Cincinnati, OH        334,220       2              --      --       1,348,880       6              --      --
Columbus, OH          217,612       2              --      --         947,934       3              --      --
Dallas, TX          1,866,246      50         492,540      20       1,442,188       9         795,077      12
Dayton, OH            322,746       6          20,000       1              --      --              --      --
Denver, CO          1,837,873      38       1,607,297      41         538,906       4         480,549       8
Des Moines, IA             --      --              --      --              --      --          88,000       1
Detroit, MI         2,520,536      93         435,812      16         658,643       6         783,443      18
Grand Rapids, MI       61,250       1              --      --              --      --              --      --
Houston, TX           536,211       7         200,112       3       1,939,227      12         365,960       5
Indianapolis, IN      767,980      17          48,200       4       3,181,022      12         277,710       7
Los Angeles, CA       328,420      20          87,593       7         976,597       4         276,284       6
Louisville, KY             --      --              --      --         443,500       2              --      --
Milwaukee, WI         146,061       3          93,705       2         100,000       1          39,468       1
Minneapolis/
  St Paul, MN       1,048,478      19         661,405      10       1,472,695       7         550,846       5
Nashville, TN         301,865       6              --      --       1,806,459      10              --      --
N. New Jersey       1,510,436      29         564,008      13       1,122,360       6          58,585       1
Philadelphia, PA    1,185,246      27         128,059       5         257,720       2         258,190       4
Phoenix, AZ            38,560       1              --      --              --      --          82,288       1
Portland, OR          635,825      24              --      --              --      --              --      --
Salt Lake City, UT    592,010      40         146,937       6              --      --              --      --
S. New Jersey         980,828      22              --      --         323,750       2         209,300       3
St. Louis, MO         466,969       7              --      --         655,719       5              --      --
Tampa, FL             607,592      19         737,016      27              --      --          41,377       1
Other(a)               99,000       3              --      --         824,355       5          50,000       1
                   ----------     ---      ----------     ---      ----------     ---      ----------     ---
            Total  19,841,628     494       5,842,260     167      25,507,064     126       5,077,402      85
                   ==========     ===      ==========     ===      ==========     ===      ==========     ===

                       Manufacturing
                   ----------------------
 Metropolitan                  Number of
     Area             GLA      Properties
---------------    ----------  ----------
Atlanta, GA           298,000       2
Baltimore, MD         171,000       1
Central
  Pennsylvania         70,000       1
Chicago, IL           461,531       3
Cincinnati, OH             --      --
Columbus, OH          255,470       1
Dallas, TX            224,984       2
Dayton, OH                 --      --
Denver, CO                 --      --
Des Moines, IA             --      --
Detroit, MI                --      --
Grand Rapids, MI      413,500       1
Houston, TX                --      --
Indianapolis, IN       71,600       2
Los Angeles, CA            --      --
Louisville, KY             --      --
Milwaukee, WI              --      --
Minneapolis/
  St Paul, MN       1,210,729      13
Nashville, TN         109,058       1
N. New Jersey              --      --
Philadelphia, PA       56,827       2
Phoenix, AZ                --      --
Portland, OR               --      --
Salt Lake City, UT         --      --
S. New Jersey          22,738       1
St. Louis, MO              --      --
Tampa, FL                  --      --
Other(a)              346,103       6
                   ----------     ---
            Total   3,711,540      36
                   ==========     ===

(a) Properties are located in Denton, Texas; Abilene, Texas; McAllen, Texas; Austin, Texas; Wichita, Kansas; West Lebanon, New Hampshire and Sparks, Nevada.

                             PROPERTY SUMMARY TOTALS


                                                      TOTALS
                               -----------------------------------------------------
                                                                          GLA AS A %
                                              NUMBER OF    OCCUPANCY AT   OF TOTAL
    METROPOLITAN AREA             GLA         PROPERTIES     12/31/02     PORTFOLIO
    -----------------          ----------     ----------   ------------   ----------
Atlanta, GA                     5,037,299         35            96%           8.4%
Baltimore, MD                   1,308,130         17            90%           2.2%
Central Pennsylvania            1,660,135         14            72%           2.8%
Chicago, IL                     5,237,641         52            87%           8.7%
Cincinnati, OH                  1,683,100          8            88%           2.8%
Columbus, OH                    1,421,016          6            93%           2.4%
Dallas, TX                      4,821,035         93            90%           8.0%
Dayton, OH                        342,746          7            91%           0.6%
Denver, CO                      4,464,625         91            90%           7.5%
Des Moines, IA                     88,000          1            90%           0.1%
Detroit, MI                     4,398,434        133            91%           7.3%
Grand Rapids, MI                  474,750          2           100%           0.8%
Houston, TX                     3,041,510         27            89%           5.1%
Indianapolis, IN                4,346,512         42            90%           7.3%
Los Angeles, CA                 1,668,894         37            93%           2.8%
Louisville, KY                    443,500          2            89%           0.7%
Milwaukee, WI                     379,234          7            90%           0.6%
Minneapolis/St. Paul, MN        4,944,153         54            88%           8.2%
Nashville, TN                   2,217,382         17            85%           3.7%
N. New Jersey                   3,255,389         49            91%           5.4%
Philadelphia, PA                1,886,042         40            94%           3.1%
Phoenix, AZ                       120,848          2            68%           0.2%
Portland, OR                      635,825         24            95%           1.1%
Salt Lake City, UT                738,947         46            84%           1.2%
S. New Jersey                   1,536,616         28            93%           2.6%
St. Louis, MO                   1,122,688         12            87%           1.9%
Tampa, FL                       1,385,985         47            85%           2.3%
Other(a)                        1,319,458         15            89%           2.2%
                               ----------        ---           ---          -----
   Total or Average            59,979,894        908            90%         100.0%
                               ==========        ===           ===          =====


(a) Properties are located in Denton, Texas; Abilene, Texas; McAllen, Texas; Austin, Texas; Wichita, Kansas; West Lebanon, New Hampshire and Sparks, Nevada.

PROPERTY ACQUISITION ACTIVITY

         During 2002, the Company acquired 90 in-service industrial properties totaling approximately 5.7 million square feet of GLA at a total purchase price of approximately $237.4 million, or approximately $41.91 per square foot. The Company also purchased several land parcels for an aggregate purchase price of approximately $2.0 million. The 90 industrial properties acquired have the following characteristics:

                              NUMBER OF                                                            OCCUPANCY
     METROPOLITAN AREA        PROPERTIES      GLA                     PROPERTY TYPE               AT 12/31/02
--------------------------    ----------   ---------    ----------------------------------------  -----------
Philadelphia, PA                 14          765,489             R&D/Flex/Light Industrial             92%
Chicago, IL                       1           50,050                 Light Industrial                 100%
Los Angeles, CA                   2          464,800                  Bulk Warehouse                  100%
Northern New Jersey               3          281,926                  Bulk Warehouse                   87%
St. Louis, MO                     4          332,630                 Light Industrial                 100%
Denver, CO(b)                     1           81,564                Regional Warehouse                N/A
Los Angeles, CA                   7          105,005             R&D/Flex/Light Industrial             91%
Chicago, IL(a)                    1          389,155                  Bulk Warehouse                  N/A
Sparks, NV                        1          490,500                  Bulk Warehouse                  100%
Los Angeles, CA                   1          396,095                  Bulk Warehouse                  100%
Houston, TX                       3          131,000                 Light Industrial                 100%
Los Angeles, CA(d)                8          195,701    Reg. Warehouse/Light Industrial/R&D/Flex       88%
Philadelphia, PA                  1           64,402                 Light Industrial                  73%
Dallas, TX                        6          422,026          Bulk Warehouse/Light Industrial         100%
Dallas, TX(b)                     1           49,177                 Light Industrial                 N/A
Atlanta, GA(b)                    1           75,600                Regional Warehouse                N/A
Dallas, TX(d)                    18          450,360    Reg. Warehouse/Light Industrial/R&D/Flex       94%
Northern New Jersey               8          409,240                 Light Industrial                  90%
Northern New Jersey(d)            1           45,770                 Light Industrial                 100%
Phoenix, AZ                       1           82,288                Regional Warehouse                100%
Indianapolis, IN(c)(d)            2          121,600                 Light Industrial                 N/A
Chicago, IL                       2          158,791             R&D/Flex/Light Industrial             84%
Los Angeles, CA                   3          103,008                Regional Warehouse                 99%
                                ---        ---------
                                 90        5,666,177
                                ===        =========

(a) Property was sold in 2002.

(b) Property was placed out of service.

(c) One property was sold in 2002.

(d) Purchased from one of the Company's industrial real estate joint ventures in 2002.

PROPERTY DEVELOPMENT ACTIVITY

         During 2002, the Company placed in-service 17 developments totaling approximately 3.2 million square feet of GLA at a total cost of approximately $116.8 million, or approximately $36.77 per square foot. The developed properties have the following characteristics:

                                                                 OCCUPANCY
 METROPOLITAN AREA          GLA              PROPERTY TYPE      AT 12/31/02
--------------------     ---------         ------------------   -----------
Phoenix, AZ(a)              73,802         Regional Warehouse       N/A
Harrisburg, PA(a)(c)       181,990           Bulk Warehouse         N/A
Atlanta, GA(a)(c)          527,000           Bulk Warehouse         N/A
Dallas, TX                 102,232         Regional Warehouse        85%
Phoenix, AZ(a)(c)           54,455          Light Industrial        N/A
Harrisburg, PA(b)(c)        67,200         Regional Warehouse       N/A
Chicago, IL(a)              53,330                N/A               N/A
Dallas, TX(a)              472,200           Bulk Warehouse         N/A
Baltimore, MD(a)            43,978          Light Industrial        N/A
Dallas, TX(a)(c)            36,000          Light Industrial        N/A
Tampa, FL(a)(c)            360,000                N/A               N/A
Denver, CO(a)(c)            42,380          Light Industrial        N/A
Atlanta, GA(a)(c)          455,000           Bulk Warehouse         N/A
Nashville, TN              423,500           Bulk Warehouse         100%
Northern New Jersey         62,400          Light Industrial         92%
Phoenix, AZ(a)(c)           18,881          Light Industrial        N/A
Atlanta, GA(a)(c)          202,400           Bulk Warehouse         N/A
                         ---------
                         3,176,748
                         =========

(a) Property was placed in-service and sold in 2002.

(b) Property was sold in 2002.

(c) Property was sold to one of the Company's industrial real estate joint ventures in 2002.

       At December 31, 2002, the Company had 31 projects under development, with an estimated completion GLA of approximately 2.8 million square feet and an estimated completion cost of approximately $155.9 million. The Company estimates it will place in service all of the projects in fiscal year 2003. There can be no assurance that the Company will place in service these projects in 2003 or that the actual completion cost will not exceed the estimated completion cost stated above.

PROPERTY SALES

        During 2002, the Company sold 110 in-service industrial properties and four out-of-service properties totaling approximately 11.9 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $473.5 million. The 110 in-service properties and four out-of-service properties sold have the following characteristics:


                                NUMBER OF
  METROPOLITAN AREA             PROPERTIES            GLA                  PROPERTY TYPE
----------------------          ----------         ---------     -----------------------------------
Long Island, NY                     1                 34,400              Light Industrial
Grand Rapids, MI                    1                 31,750               Manufacturing
Grand Rapids, MI                    1                 42,600              Light Industrial
Northern New Jersey                 1                 52,402             Regional Warehouse
Tampa, FL                           1                 26,716                  R&D/Flex
Dallas, TX                          1                 82,229              Light Industrial
Dallas, TX                          1                 74,106             Regional Warehouse
St. Louis, MO                       1                 31,500              Light Industrial
St. Louis, MO                       1                 31,500              Light Industrial
Phoenix, AZ                         2                132,261     Regional Warehouse/Light Industrial
Portland, OR                        1                 21,600              Light Industrial
Harrisburg, PA(b)                   1                181,990               Bulk Warehouse
Northern New Jersey(b)              1                 46,000                  R&D/Flex
Denver, CO(b)                       1                 59,270                  R&D/Flex
Atlanta, GA(b)                      1                527,000               Bulk Warehouse
Detroit, MI                         1                 48,000                  R&D/Flex
Harrisburg, PA                      4              1,016,354               Bulk Warehouse
Chicago, IL                         1                 34,875              Light Industrial
Indianapolis, IN                    1                389,660               Bulk Warehouse
Los Angeles, CA                     1                  7,300              Light Industrial
Chicago, IL                         1                 56,017              Light Industrial
Grand Rapids, MI                    1                109,875               Bulk Warehouse
Nashville, TN                       1                 49,922              Light Industrial
Chicago, IL(a)                      1                 66,000             Regional Warehouse
Grand Rapids, MI                    2                158,335      Light Industrial/Bulk Warehouse
Long Island, NY                     1                 29,300              Light Industrial
Long Island, NY                     5                174,169              Light Industrial
Indianapolis, IN(b)                 1                100,000               Bulk Warehouse
Atlanta, GA                         1                123,808               Bulk Warehouse
Atlanta, GA(b)                      1                123,457               Bulk Warehouse
Harrisburg, PA                      2                537,720               Bulk Warehouse
Northern New Jersey                 1                 17,500              Light Industrial
Northern New Jersey                 1                 17,997              Light Industrial
Northern New Jersey                 1                 70,800              Light Industrial
Northern New Jersey                 1                 29,008              Light Industrial
Northern New Jersey                 1                 17,531              Light Industrial
Phoenix, AZ(b)                      1                 54,455              Light Industrial
Portland, OR                        1                 35,000              Light Industrial
Chicago, IL                         1                 90,833               Bulk Warehouse
Dallas, TX                          1                 36,000              Light Industrial
Chicago, IL(a)                      1                200,000               Manufacturing
Chicago, IL(a)                      1                 34,596              Light Industrial
Chicago, IL                         1                151,436               Bulk Warehouse
Detroit, MI                         1                 41,500              Light Industrial
Grand Rapids, MI                    1                 14,400              Light Industrial
Chicago, IL                         1                 53,330                    N/A
Baltimore, MD                       1                 43,978              Light Industrial
Dallas, TX                          1                472,200               Bulk Warehouse
Denver, CO                          1                 22,735                  R&D/Flex
Dallas, TX(b)                       1                 36,000              Light Industrial
Denver, CO(b)                       1                 42,380              Light Industrial
Denver, CO(b)                       1                 32,741              Light Industrial
Harrisburg, PA(b)                   1                 67,200             Regional Warehouse
Tampa, FL(b)                        1                360,000                    N/A
Northern New Jersey                 1                 79,750             Regional Warehouse
Atlanta, GA(b)                      1                455,000               Bulk Warehouse
Chicago, IL                         1                389,155               Bulk Warehouse
Des Moines, IA                      3                604,708               Bulk Warehouse
Detroit, MI(b)                      1                145,232               Bulk Warehouse
Northern New Jersey                 1                 18,000              Light Industrial
Philadelphia, PA                    1                 19,965              Light Industrial

                                NUMBER OF
   METROPOLITAN AREA            PROPERTIES           GLA                    PROPERTY TYPE
------------------------        ----------        ----------    -----------------------------------
Houston, TX                         1                 66,565             Regional Warehouse
Northern New Jersey                 1                 24,905                  R&D/Flex
Detroit, MI                         1                 48,200                  R&D/Flex
Portland, OR                        1                 27,128              Light Industrial
St. Louis, MO                       1                178,800               Bulk Warehouse
Grand Rapids, MI                    1                101,250               Bulk Warehouse
Los Angeles, CA                     1                  7,300              Light Industrial
Chicago, IL                         1                124,804               Bulk Warehouse
Houston, TX(a)                      1                251,850               Bulk Warehouse
Milwaukee, WI                       1                 38,230             Regional Warehouse
Philadelphia, PA                    1                110,000               Bulk Warehouse
Portland, OR                        1                 20,000              Light Industrial
Phoenix, AZ(b)                      1                 18,881              Light Industrial
Atlanta, GA(b)                      1                202,400               Bulk Warehouse
Tampa, FL                           2                172,000    Light Industrial/Regional Warehouse
Grand Rapids, MI                   15              1,856,726           Light Industrial/Bulk
                                                                         Warehouse/R&D Flex
Chicago, IL                         1                 41,423              Light Industrial
Detroit, MI                         1                 21,850                  R&D/Flex
Indianapolis, IN                    1                 81,600              Light Industrial
Denver, CO                          1                 20,389              Light Industrial
Cleveland, OH                       1                102,500                  R&D/Flex
Portland, OR                        1                  5,000              Light Industrial
Detroit, MI                         1                 25,470              Light Industrial
Chicago, IL                         1                 64,080                  R&D/Flex
Atlanta, GA                         1                121,600               Manufacturing
Detroit, MI                         1                 88,700              Light Industrial
                                  ---             ----------
                                  114             11,875,197
                                  ===             ==========

(a) Property was out-of-service when sold.

(b) Property was sold to one of the Company's industrial real estate joint ventures in 2002.

PROPERTY ACQUISITIONS, DEVELOPMENTS AND SALES SUBSEQUENT TO YEAR END

        During the period January 1, 2003 through March 7, 2003, the Company acquired or completed development of two industrial properties for a total estimated investment of approximately $26.7 million. The Company also sold six industrial properties and two land parcels for approximately $15.7 million of gross proceeds during this period.

DETAIL PROPERTY LISTING

        The following table lists all of the Company's properties as of December 31, 2002, by geographic market area.


                                PROPERTY LISTING

                               LOCATION                    YEAR BUILT-                      LAND AREA              OCCUPANCY AT
    BUILDING ADDRESS          CITY/STATE     ENCUMBRANCES   RENOVATED    BUILDING TYPE       (ACRES)     GLA        12/31/02
    ----------------          ----------     ------------  -----------   -------------      ---------  ---------   ------------
ATLANTA
4250 River Green Parkway      Duluth, GA         (a)          1988       R&D/Flex              2.14       28,942       100%
3400 Corporate Parkway        Duluth, GA         (a)          1987       Light Industrial      3.73       59,959        86%
3450 Corporate Parkway        Duluth, GA         (a)          1988       R&D/Flex              2.38       37,346        64%
3500 Corporate Parkway        Duluth, GA         (a)          1991       R&D/Flex              2.80       44,242       100%
3425 Corporate Parkway        Duluth, GA         (a)          1990       R&D/Flex              3.49       43,006        77%
1650 GA Highway 155           McDonough, GA                   1991       Bulk Warehouse       12.80      228,400       100%
14101 Industrial Park Blvd.   Covington, GA                   1984       Light Industrial      9.25       92,160       100%
801-804 Blacklawn Road        Conyers, GA                     1982       Bulk Warehouse        6.67      111,185        61%
1665 Dogwood Drive            Conyers, GA                     1973       Manufacturing         9.46      198,000       100%
1715 Dogwood Drive            Conyers, GA                     1973       Manufacturing         4.61      100,000       100%
11235 Harland Drive           Covington, GA                   1988       Light Industrial      5.39       32,361       100%
4050 Southmeadow Parkway      Atlanta, GA                     1991       Reg. Warehouse        6.60       87,328       100%
4051 Southmeadow Parkway      Atlanta, GA                     1989       Bulk Warehouse       11.20      151,935       100%
4071 Southmeadow Parkway      Atlanta, GA                     1991       Bulk Warehouse       17.80      209,918       100%
3312 N. Berkeley Lake Road    Duluth, GA                      1969       Bulk Warehouse       52.11    1,040,296       100%
370 Great Southwest Pkway(g)  Atlanta, GA                     1986       Light Industrial      8.06      150,536        85%
955 Cobb Place                Kennesaw, GA                    1991       Reg. Warehouse        8.73       97,518        18%
2084 Lake Industrial Court    Conyers, GA                     1998       Bulk Warehouse       13.74      180,000       100%
2039 Monier Blvd              Lithia
                                Springs, GA                   1999       Bulk Warehouse       10.00      110,000       100%
1005 Sigman Road              Conyers, GA                     1986       Bulk Warehouse        9.12      127,338       100%
2050 East Park Drive          Conyers, GA                     1998       Reg. Warehouse        5.46       90,289       100%
201 Greenwood                 McDonough, GA                   1999       Bulk Warehouse       39.00      800,000       100%
220 Greenwood                 McDonough, GA                   2000       Bulk Warehouse       26.69      504,000       100%
1255 Oakbrook Drive           Norcross, GA                    1984       Light Industrial      2.50       36,000         0%
1256 Oakbrook Drive           Norcross, GA                    1984       Light Industrial      3.48       40,504       100%
1265 Oakbrook Drive           Norcross, GA                    1984       Light Industrial      3.52       51,200       100%
1266 Oakbrook Drive           Norcross, GA                    1984       Light Industrial      3.62       30,378       100%
1275 Oakbrook Drive           Norcross, GA                    1986       Reg. Warehouse        4.36       62,400       100%
1280 Oakbrook Drive           Norcross, GA                    1986       Reg. Warehouse        4.34       46,400       100%
1300 Oakbrook Drive           Norcross, GA                    1986       Light Industrial      5.41       52,000       100%
1325 Oakbrook Drive           Norcross, GA                    1986       Light Industrial      3.53       53,120       100%
1351 Oakbrook Drive           Norcross, GA                    1984       R&D/Flex              3.93       36,600        84%
1346 Oakbrook Drive           Norcross, GA                    1985       R&D/Flex              5.52       74,538       100%
1412 Oakbrook Drive           Norcross, GA                    1985       R&D/Flex              2.89       29,400        85%
                                                                                                       ---------     -----
                                                                         SUBTOTAL OR AVERAGE           5,037,299        96%
                                                                                                       ---------     -----
BALTIMORE
3431 Benson                   Baltimore, MD                   1988       Light Industrial      3.48       60,227       100%
1801 Portal                   Baltimore, MD                   1987       Light Industrial      3.72       57,600        83%
1811 Portal                   Baltimore, MD                   1987       Light Industrial      3.32       60,000       100%
1831 Portal                   Baltimore, MD                   1990       Light Industrial      3.18       46,522       100%
1821 Portal                   Baltimore, MD                   1986       Light Industrial      4.63       86,234       100%
1820 Portal                   Baltimore, MD      (e)          1982       Bulk Warehouse        6.55      171,000       100%
6615 Tributary                Baltimore, MD                   1987       Light Industrial      4.36       65,860       100%
7340 Executive                Frederick, MD                   1988       R&D/Flex              9.38       78,418        77%
4845 Governers Way            Frederick, MD                   1988       Light Industrial      5.47       83,064        13%
8900 Yellow Brick Road        Baltimore, MD                   1982       Light Industrial      5.80       60,000       100%
7476 New Ridge                Hanover, MD                     1987       Light Industrial     18.00       71,866       100%
1328 Charwood Road            Hanover, MD                     1986       Bilk Warehouse        9.00      150,500       100%
8779 Greenwood Place          Savage, MD                      1978       Bulk Warehouse        8.00      142,159       100%
1350 Blair Drive              Odenton, MD                     1991       Light Industrial      2.86       29,317        95%
1360 Blair Drive              Odenton, MD                     1991       Light Industrial      4.19       43,194        83%
1370 Blair Drive              Odenton, MD                     1991       Light Industrial      5.15       52,910        49%
1920 Mendenhall Court         Columbia, MD                    1981       Light Industrial      3.70       49,259       100%
                                                                                                       ---------     -----
                                                                         SUBTOTAL OR AVERAGE           1,308,130        90%
                                                                                                       ---------     -----
CENTRAL PENNSYLVANIA
1214-B Freedom Road           Cranberry, PA                   1982       Reg. Warehouse        5.99       32,779         0%
401 Russell Drive             Middletown, PA                  1990       Reg. Warehouse        5.20       52,800        48%
2700 Commerce Drive           Middletown, PA                  1990       Reg. Warehouse        3.60       32,000       100%
2701 Commerce Drive           Middletown, PA                  1989       Light Industrial      6.40       48,000       100%
2780 Commerce Drive           Middletown, PA                  1989       Light Industrial      2.00       21,600       100%
7125 Grayson Road             Harrisburg, PA                  1991       Bulk Warehouse       17.17      300,000        33%
7253 Grayson Road             Harrisburg, PA                  1990       Bulk Warehouse       12.42      198,386       100%
5020 Louise Drive             Mechanicsburg, PA               1995       Light Industrial      5.06       49,350        63%
7195 Grayson Road             Harrisburg, PA                  1994       Bulk Warehouse        6.02      100,000       100%

                               LOCATION                        YEAR BUILT-                      LAND AREA              OCCUPANCY AT
    BUILDING ADDRESS          CITY/STATE         ENCUMBRANCES   RENOVATED    BUILDING TYPE       (ACRES)      GLA        12/31/02
    ----------------          ----------         ------------  -----------   -------------      ---------  ---------   ------------
CENTRAL PENNSYLVANIA (CONT.)
3380 Susquehanna Trail North  York, PA                            1990       Bulk Warehouse       10.00      112,500        100%
495 East Locust Lane          York, PA                          1993/94      Bulk Warehouse       15.00      200,000        100%
350 Old Silver Spring Road    Mechanicsburg, PA                 1968/97      Light Industrial     20.00      264,120        100%
4500 Westport Drive           Mechanicsburg, PA                   1996       Bulk Warehouse       11.20      178,600          0%
125 East Kensinger Drive      Cranberry
                                Township, PA                      2000       Reg. Warehouse       13.00       70,000        100%
                                                                                                           ---------        ---
                                                                             SUBTOTAL OR AVERAGE           1,660,135         72%
                                                                                                           ---------        ---
CHICAGO
720-730 Landwehr Road         Northbrook, IL         (a)          1978       Light Industrial      4.29       66,912         34%
20W201 101st Street           Lemont, IL             (a)          1988       Bulk Warehouse        8.72      160,201        100%
2300 Hammond Drive            Schaumburg, IL                      1970       Light Industrial      4.13       77,000         50%
3600 West Pratt Avenue        Lincolnwood, IL                    1953/88     Bulk Warehouse        6.35      204,679         99%
6750 South Sayre Avenue       Bedford Park, IL                    1975       Light Industrial      2.51       63,383        100%
585 Slawin Court              Mount Prospect, IL                  1992       R&D/Flex              3.71       38,150          0%
2300 Windsor Court            Addison, IL                         1986       Bulk Warehouse        6.80      105,100        100%
3505 Thayer Court             Aurora, IL                          1989       Light Industrial      4.60       64,220        100%
3600 Thayer Court             Aurora, IL                          1989       Light Industrial      6.80       66,958         73%
736-776 Industrial Drive      Elmhurst, IL                        1975       Light Industrial      3.79       80,180         82%
480 East 14th St.             Chicago Heights, IL                 1958       Bulk Warehouse       11.66      284,135         74%
305-311 Era Drive             Northbrook, IL                      1978       Light Industrial      1.82       27,549        100%
4330 South Racine Avenue      Chicago, IL                         1978       Manufacturing         5.57      168,000        100%
12241 Melrose Street          Franklin Park, IL                   1969       Light Industrial      2.47       77,301         49%
3150-3160 MacArthur
  Boulevard                   Northbrook, IL                      1978       Light Industrial      2.14       41,780        100%
2942 MacArthur Boulevard      Northbrook, IL                      1979       R&D/Flex              3.12       49,730        100%
305-307 East North Avenue     Carol Stream, IL                    1999       Reg. Warehouse        0.00       50,009        100%
301 Alice                     Wheeling, IL                        1965       Light Industrial      2.88       65,450        100%
11939 South Central Avenue    Alsip, IL                           1972       Bulk Warehouse       12.60      320,171        100%
405 East Shawmut              LaGrange, IL                        1965       Light Industrial      3.39       59,075        100%
1010-50 Sesame Street         Bensenville, IL                     1976       Manufacturing         8.00      252,000        100%
5555 West 70th Place          Bedford Park, IL                    1973       Manufacturing         2.50       41,531        100%
3200-3250 South St.
  Louis(g)                    Chicago, IL                         1968       Light Industrial      8.66       74,685         50%
3110-3130 South St. Louis     Chicago, IL                         1968       Light Industrial      4.00       23,254          0%
7401 South Pulaski            Chicago, IL                        1975/86     Bulk Warehouse        5.36      213,670         96%
7501 South Pulaski            Chicago, IL                        1975/86     Bulk Warehouse        3.88      159,728        100%
385 Fenton Lane               West Chicago, IL                    1990       Bulk Warehouse        6.79      180,417        100%
335 Crossroad Parkway         Bolingbrook, IL                     1996       Bulk Warehouse       12.86      288,000         66%
10435 Seymour Avenue          Franklin Park, IL                  1967/74     Light Industrial      1.85       53,684         43%
905 Paramount                 Batavia, IL                         1977       Light Industrial      2.60       60,000        100%
1005 Paramount                Batavia, IL                         1978       Light Industrial      2.50       64,574        100%
2120-24 Roberts               Broadview, IL                       1960       Light Industrial      2.30       60,009        100%
405-17 University Drive       Arlington Hgts, IL                 1977/78     Light Industrial      2.42       56,400         75%
3575 Stern Avenue             St. Charles, IL                    1979/84     Reg. Warehouse        2.73       68,728        100%
3810 Stern Avenue             St. Charles, IL                     1985       Reg. Warehouse        4.67      100,074        100%
315 Kirk Road                 St. Charles, IL                  1969/93/95    Bulk Warehouse       12.42      309,600        100%
700 Business Center Drive     Mount Prospect, IL                  1980       Light Industrial      3.12       34,800        100%
555 Business Center Drive     Mount Prospect, IL                  1981       Light Industrial      2.96       31,175        100%
800 Business Center Drive     Mount Prospect, IL                 1988/99     Light Industrial      5.40       81,610        100%
580 Slawin Court              Mount Prospect, IL                  1985       Light Industrial      2.08       30,225        100%
1150 Feehanville              Mount Prospect, IL                  1983       Light Industrial      2.74       33,600        100%
1200 Business Center Drive    Mount Prospect, IL               1988/2000    Light Industrial      6.68      106,000        100%
1331 Business Center Drive    Mount Prospect, IL                  1985       Light Industrial      3.12       30,380        100%
3627 Stern Avenue             St. Charles, IL                     1979       Light Industrial      1.84       30,000        100%
301-329 Airport Blvd.         North Aurora, IL                    1997       Light Industrial      8.05       92,527        100%
19W661 101st Street           Lemont, IL                          1988       Bulk Warehouse       10.94      248,791        100%
19W751 101st Street           Lemont, IL                          1991       Bulk Warehouse        7.13      147,400          0%
175 Wall Street               Glendale
                                Heights, IL                       1990       Light Industrial      4.10       50,050        100%
800-820 Thorndale Avenue      Bensenville, IL                     1985       R&D/Flex              5.56       73,249        100%
830-890 Supreme Drive         Bensenville, IL                     1981       Light Industrial      4.77       85,542         72%
1661 Feehanville Drive        Mount Prospect, IL                  1986       R&D/Flex              6.89       85,955         69%
                                                                                                           ---------        ---
                                                                             SUBTOTAL OR AVERAGE           5,237,641         87%
                                                                                                           ---------        ---
CINCINNATI
9900-9970 Princeton           Cincinnati, OH                      1970       Bulk Warehouse       10.64      185,580         79%
2940 Highland Avenue          Cincinnati, OH                     1969/74     Bulk Warehouse       17.08      502,000         87%
4700-4750 Creek Road          Blue Ash, OH                        1960       Light Industrial     15.32      265,000         90%
12072 Best Place              Springboro, OH                      1984       Bulk Warehouse        7.80      112,500         55%
901 Pleasant Valley Drive     Springboro, OH                     1984/94     Light Industrial      7.70       69,220        100%
4440 Mulhauser Road           Cincinnati, OH                      1999       Bulk Warehouse       15.26      240,000        100%
4434 Mulhauser Road           Cincinnati, OH                      1999       Bulk Warehouse       25.00      140,800         82%
9449 Glades Road              Hamilton, OH                        1999       Bulk Warehouse        7.40      168,000        100%
                                                                                                           ---------        ---
                                                                             SUBTOTAL OR AVERAGE           1,683,100         88%
                                                                                                           ---------        ---
COLUMBUS
3800 Lockbourne
  Industrial Pky              Columbus, OH                        1986       Bulk Warehouse       22.12      404,734        100%
1819 North Walcutt Road       Columbus, OH                        1973       Bulk Warehouse       11.33      243,000         61%

                               LOCATION                         YEAR BUILT-                     LAND AREA              OCCUPANCY AT
    BUILDING ADDRESS          CITY/STATE          ENCUMBRANCES   RENOVATED   BUILDING TYPE      (ACRES)       GLA        12/31/02
    ----------------          ----------          ------------  -----------  -------------     ----------   ---------  ------------
COLUMBUS (CONT.)
4300 Cemetery Road            Hilliard, OH                       1968/83     Manufacturing         62.71      255,470       100%
4115 Leap Road   (g)          Hilliard, OH                        1977       Light Industrial      18.66      217,612       100%
3300 Lockbourne               Columbus, OH                        1964       Bulk Warehouse        17.00      300,200       100%
                                                                                                            ---------       ---
                                                                             SUBTOTAL OR AVERAGE            1,421,016        93%
                                                                                                            ---------       ---
DALLAS/FORT WORTH
1275-1281 Roundtable Drive    Dallas, TX                          1966       Light Industrial       1.75       30,642       100%
2406-2416 Walnut Ridge        Dallas, TX                          1978       Light Industrial       1.76       44,000       100%
12750 Perimeter Drive         Dallas, TX                          1979       Bulk Warehouse         6.72      178,200        72%
1324-1343 Roundtable Drive    Dallas, TX                          1972       Light Industrial       2.09       47,000       100%
2401-2419 Walnut Ridge        Dallas, TX                          1978       Light Industrial       1.20       30,000       100%
4248-4252 Simonton            Farmers Ranch, TX                   1973       Bulk Warehouse         8.18      205,693       100%
900-906 Great Southwest Pkwy  Arlington, TX                       1972       Light Industrial       3.20       69,761       100%
2179 Shiloh Road              Garland, TX                         1982       Reg. Warehouse         3.63       65,700        34%
2159 Shiloh Road              Garland, TX                         1982       R&D/Flex               1.15       20,800       100%
2701 Shiloh Road              Garland, TX                         1981       Bulk Warehouse         8.20      214,650        55%
12784 Perimeter Drive (h)     Dallas, TX                          1981       Light Industrial       4.57       95,671        82%
3000 West Commerce            Dallas, TX                          1980       Manufacturing         11.23      128,478       100%
3030 Hansboro                 Dallas, TX                          1971       Bulk Warehouse         3.71      100,000       100%
5222 Cockrell Hill            Dallas, TX                          1973       Manufacturing          4.79       96,506       100%
405-407 113th                 Arlington, TX                       1969       Light Industrial       2.75       60,000       100%
816 111th Street              Arlington, TX                       1972       Light Industrial       2.89       65,000       100%
1017-25 Jacksboro Highway     Fort Worth, TX                      1970       Light Industrial       1.49       30,000       100%
7341 Dogwood Park             Richland Hills, TX                  1973       Light Industrial       1.09       20,045       100%
7427 Dogwood Park             Richland Hills, TX                  1973       Light Industrial       1.60       27,500       100%
7348-54 Tower Street          Richland Hills, TX                  1978       Light Industrial       1.09       20,107       100%
7370 Dogwood Park             Richland Hills, TX                  1987       Light Industrial       1.18       18,500       100%
7339-41 Tower Street          Richland Hills, TX                  1980       Light Industrial       0.95       17,600       100%
7437-45 Tower Street          Richland Hills, TX                  1977       Light Industrial       1.16       20,400       100%
7331-59 Airport Freeway       Richland Hills, TX                  1987       R&D/Flex               2.63       37,604        92%
7338-60 Dogwood Park          Richland Hills, TX                  1978       R&D/Flex               1.51       26,407       100%
7450-70 Dogwood Park          Richland Hills, TX                  1985       Light Industrial       0.88       18,004       100%
7423-49 Airport Freeway       Richland Hills, TX                  1985       R&D/Flex               2.39       33,388       100%
7400 Whitehall Street         Richland Hills, TX                  1994       Light Industrial       1.07       22,867       100%
1602-1654 Terre Colony        Dallas, TX                          1981       Bulk Warehouse         5.72      130,949        83%
3330 Duncanville Road         Dallas, TX                          1987       Reg. Warehouse         2.20       50,560       100%
6851-6909 Snowden Road        Fort Worth, TX                     1985/86     Bulk Warehouse        13.00      281,200       100%
2351-2355 Merritt Drive       Garland, TX                         1986       R&D/Flex               5.00       16,740       100%
10575 Vista Park              Dallas, TX                          1988       Reg. Warehouse         2.10       37,252       100%
701-735 North Plano Road      Richardson, TX                     1972/94     Bulk Warehouse         5.78      100,065       100%
2259 Merritt Drive            Garland, TX                         1986       R&D/Flex               1.90       16,740       100%
2260 Merritt Drive            Garland, TX                        1986/99     Reg. Warehouse         3.70       62,847       100%
2220 Merritt Drive            Garland, TX                       1986/2000    Reg. Warehouse         3.90       70,390       100%
2010 Merritt Drive            Garland, TX                         1986       Reg. Warehouse         2.80       57,392       100%
2363 Merritt Drive            Garland, TX                         1986       R&D/Flex               0.40       12,300       100%
2447 Merritt Drive            Garland, TX                         1986       R&D/Flex               0.40       12,300       100%
2465-2475 Merritt Drive       Garland, TX                         1986       R&D/Flex               0.50       16,740       100%
2485-2505 Merritt Drive       Garland, TX                         1986       Bulk Warehouse         5.70      108,550       100%
17919 Waterview Parkway       Dallas, TX                          1987       Reg. Warehouse         4.88       70,936       100%
2081 Hutton Drive-Bldg 1(h)   Carrolton, TX                       1981       R&D/Flex               3.73       42,170        89%
2150 Hutton Drive             Carrolton, TX                       1980       Light Industrial       2.50       48,325       100%
2110 Hutton Drive             Carrolton, TX                       1985       R&D/Flex               5.83       59,528       100%
2025 McKenzie Drive           Carrolton, TX                       1985       Reg. Warehouse         3.81       73,556       100%
2019 McKenzie Drive           Carrolton, TX                       1985       Reg. Warehouse         3.93       80,780        30%
1420 Valwood-Bldg 1 (g)       Carrolton, TX                       1986       R&D/Flex               3.30       40,884        82%
1620 Valwood-Bldg 1 (h)       Carrolton, TX                       1986       Light Industrial       6.59      103,475        84%
1505 Luna Road-Bldg II        Carrolton, TX                       1988       Light Industrial       1.00       16,800       100%
1625 West Crosby Road         Carrolton, TX                       1988       Light Industrial       4.72       87,687        54%
2029-2035 McKenzie Drive      Carrolton, TX                       1985       Reg. Warehouse         3.30       81,924        73%
1840 Hutton Drive (g)         Carrolton, TX                       1986       R&D/Flex               5.83       93,132        90%
1420 Valwood-Bldg II          Carrolton, TX                       1986       Light Industrial       3.32       55,625        84%
2015 McKenzie Drive           Carrolton, TX                       1986       Light Industrial       3.38       73,187        62%
2009 McKenzie Drive           Carrolton, TX                       1987       Light Industrial       3.03       66,112        74%
1505 Luna Road-Bldg I         Carrolton, TX                       1988       Light Industrial       2.97       49,791        96%
1505 Luna Road-Bldg III       Carrolton, TX                       1988       Light Industrial       3.64       58,989       100%
900-1100 Avenue S             Grand Prairie, TX                   1985       Bulk Warehouse         5.50      122,881       100%
15001 Trinity Blvd            Fort Worth, TX                      1984       Light Industrial       4.70       83,473       100%
Plano Crossing (i)            Plano, TX                           1998       Light Industrial      13.66      215,672       100%
7413A-C Dogwood Park          Richland Hills, TX                  1990       Light Industrial       1.23       22,500       100%
7450 Tower Street             Richland Hills, TX                  1977       R&D/Flex               0.68       10,000       100%
7436 Tower Street             Richland Hills, TX                  1979       Light Industrial       0.89       15,000       100%
7501 Airport Freeway          Richland Hills, TX                  1983       Light Industrial       2.04       15,000       100%
7426 Tower Street             Richland Hills, TX                  1978       Light Industrial       1.06       19,780       100%
7427-7429 Tower Street        Richland Hills, TX                  1981       Light Industrial       1.02       20,000       100%

                               LOCATION                         YEAR BUILT-                      LAND AREA              OCCUPANCY AT
    BUILDING ADDRESS          CITY/STATE          ENCUMBRANCES   RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/02
    ----------------          ----------          ------------  -----------  -------------      ----------  ---------  ------------
DALLAS/FORT WORTH, (CONT.)
2840-2842 Handley
  Ederville Rd                Richland Hills, TX                   1977      R&D/Flex              1.25        20,260       100%
7451-7477 Airport Freeway     Richland Hills, TX                   1984      R&D/Flex              2.30        33,547       100%
7415 Whitehall Street         Richland Hills, TX                   1986      Light Industrial      3.95        61,260       100%
7450 Whitehall Street         Richland Hills, TX                   1978      Light Industrial      1.17        25,000       100%
7430 Whitehall Street         Richland Hills, TX                   1985      Light Industrial      1.06        24,600       100%
7420 Whitehall Street         Richland Hills, TX                   1985      Light Industrial      1.06        20,300       100%
300 Wesley Way                Richland Hills, TX                   1995      Reg. Warehouse        2.59        41,340       100%
2104 Hutton Drive             Carrolton, TX                        1990      Light Industrial      1.70        24,800       100%
Addison Tech Ctr - Bldg B     Addison, TX                          2001      Reg. Warehouse        8.17       102,400        85%
7337 Dogwood Park             Richland Hills, TX                   1975      Light Industrial      1.14        20,000       100%
7334 Tower Street             Richland Hills, TX                   1975      Light Industrial      0.97        20,000       100%
7451 Dogwood Park             Richland Hills, TX                   1977      Light Industrial      1.85        39,674       100%
7440 Whitehall Street         Richland Hills, TX                   1983      Light Industrial      1.40        24,222         0%
2821 Cullen Street            Fort Worth, TX                       1961      Light Industrial      0.84        17,877       100%
                                                                                                            ---------       ---
                                                                             SUBTOTAL OR AVERAGE            4,821,035        90%
                                                                                                            ---------       ---
DAYTON
6094-6104 Executive
  Boulevard                   Huber Heights, OH                    1975      Light Industrial      3.33        43,200        97%
6202-6220 Executive
  Boulevard                   Huber Heights, OH                    1996      Light Industrial      3.79        64,000        70%
6268-6294 Executive
  Boulevard                   Huber Heights, OH                    1989      Light Industrial      4.03        60,800        95%
5749-5753 Executive
  Boulevard                   Huber Heights, OH                    1975      Light Industrial      1.15        12,000       100%
6230-6266 Executive
  Boulevard                   Huber Heights, OH                    1979      Light Industrial      5.30        84,000       100%
2200-2224 Sandridge Road      Moraine, OH                          1983      Light Industrial      2.96        58,746       100%
8119-8137 Uehling Lane        Dayton, OH                           1978      R&D/Flex              1.15        20,000        60%
                                                                                                            ---------       ---
                                                                             SUBTOTAL OR AVERAGE              342,746        91%
                                                                                                            ---------       ---
DENVER
7100 North Broadway -
  Bldg. 1                     Denver, CO                           1978      Light Industrial     16.80        32,298        81%
7100 North Broadway -
  Bldg. 2                     Denver, CO                           1978      Light Industrial     16.90        32,500        86%
7100 North Broadway -
  Bldg. 3                     Denver, CO                           1978      Light Industrial     11.60        22,259        94%
7100 North Broadway -
  Bldg. 5                     Denver, CO                           1978      Light Industrial     15.00        28,789        87%
7100 North Broadway -
  Bldg. 6                     Denver, CO                           1978      Light Industrial     22.50        38,255        54%
20100 East 32nd Avenue
  Parkway                     Aurora, CO                           1997      R&D/Flex              4.10        51,300        39%
15700-15820 West 6th Avenue   Golden, CO                           1978      Light Industrial      1.92        52,767        84%
15850-15884 West 6th Avenue   Golden, CO                           1978      Light Industrial      1.92        31,856        83%
5454 Washington               Denver, CO                           1985      Light Industrial      4.00        34,740        82%
700 West 48th Street          Denver, CO                           1984      Light Industrial      5.40        53,431        50%
702 West 48th Street          Denver, CO                           1984      Light Industrial      5.40        23,820        80%
6425 North Washington         Denver, CO                           1983      R&D/Flex              4.05        81,120        91%
3370 North Peoria Street      Aurora, CO                           1978      R&D/Flex              1.64        25,538       100%
3390 North Peoria Street      Aurora, CO                           1978      R&D/Flex              1.46        22,699        82%
3508-3538 North Peoria
  Street                      Aurora, CO                           1978      R&D/Flex              2.61        40,653        81%
3568 North Peoria Street      Aurora, CO                           1978      R&D/Flex              2.24        34,937        61%
4785 Elati                    Denver, CO                           1972      Light Industrial      3.34        34,777        45%
4770 Fox Street               Denver, CO                           1972      Light Industrial      3.38        26,565       100%
1550 West Evans               Denver, CO                           1975      Light Industrial      3.92        78,787        91%
3751 - 71 Revere Street       Denver, CO                           1980      Reg. Warehouse        2.41        55,027       100%
3871 Revere Street            Denver, CO                           1980      Reg. Warehouse        3.19        75,265       100%
5454 Havana Street            Denver, CO                           1980      R&D/Flex              2.68        42,504       100%
5500 Havana Street            Denver, CO                           1980      R&D/Flex              2.19        34,776       100%
4570 Ivy Street               Denver, CO                           1985      Light Industrial      1.77        31,355       100%
5855 Stapleton Drive North    Denver, CO                           1985      Light Industrial      2.33        41,268        75%
5885 Stapleton Drive North    Denver, CO                           1985      Light Industrial      3.05        53,893       100%
5200-5280 North Broadway      Denver, CO                           1977      Light Industrial      1.54        31,780       100%
5977-5995 North Broadway      Denver, CO                           1978      Light Industrial      4.96        50,280       100%
2952-5978 North Broadway      Denver, CO                           1978      Light Industrial      7.91        88,977       100%
6400 North Broadway           Denver, CO                           1982      Light Industrial      4.51        69,430       100%
875 Parfet Street             Lakewood, CO                         1975      Light Industrial      3.06        49,216       100%
4721 Ironton Street           Denver, CO                           1969      R&D/Flex              2.84        51,260       100%
833 Parfet Street             Lakewood, CO                         1974      R&D/Flex              2.57        24,800        62%
11005 West 8th Avenue         Lakewood, CO                         1974      Light Industrial      2.57        25,672       100%
7100 North Broadway - 7       Denver, CO                           1985      R&D/Flex              2.30        24,822        97%
7100 North Broadway - 8       Denver, CO                           1985      R&D/Flex              2.30         9,107       100%
6804 East 48th Avenue         Denver, CO                           1973      R&D/Flex              2.23        46,464        88%
445 Bryant Street             Denver, CO                           1960      Light Industrial      6.31       292,471       100%
East 47th Drive -A            Denver, CO                           1997      R&D/Flex              3.00        51,210        84%
9500 W. 49th Street - A       Wheatridge, CO                       1997      Light Industrial      1.74        19,217       100%
9500 W. 49th Street - B       Wheatridge, CO                       1997      Light Industrial      1.74        16,441       100%
9500 W. 49th Street - C       Wheatridge, CO                       1997      R&D/Flex              1.74        29,174        59%
9500 W. 49th Street - D       Wheatridge, CO                       1997      Light Industrial      1.74        41,615        89%
8100 South Park Way - A       Littleton, CO                        1997      R&D/Flex              3.33        52,581       100%
8100 South Park Way - B       Littleton, CO                        1984      R&D/Flex              0.78        12,204       100%
8100 South Park Way - C       Littleton, CO                        1984      Light Industrial      4.28        67,520       100%
451-591 East 124th Avenue     Littleton, CO                        1979      Light Industrial      4.96        59,711       100%

                               LOCATION                         YEAR BUILT-                      LAND AREA              OCCUPANCY AT
    BUILDING ADDRESS          CITY/STATE          ENCUMBRANCES   RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/02
    ----------------          ----------          ------------  -----------  -------------      ----------  ---------  ------------
DENVER (CONT.)
608 Garrison Street           Lakewood, CO                           1984     R&D/Flex             2.17        25,075        85%
610 Garrison Street           Lakewood, CO                           1984     R&D/Flex             2.17        24,965        79%
1111 West Evans (A&C)         Denver, CO                             1986     Light Industrial     2.00        36,894       100%
1111 West Evans (B)           Denver, CO                             1986     Light Industrial     0.50         4,725       100%
15000 West 6th Avenue         Golden, CO                             1985     R&D/Flex             5.25        69,279        75%
14998 West 6th Avenue
  Building E                  Golden, CO                             1995     R&D/Flex             2.29        42,832        79%
14998 West 6th Avenue
  Building F                  Englewood, CO                          1995     R&D/Flex             2.29        20,424       100%
12503 East Euclid Drive       Denver, CO                             1986     R&D/Flex            10.90        97,871        81%
6547 South Racine Circle      Englewood, CO                          1996     Light Industrial     3.92        59,918        89%
7800 East Iliff Avenue        Denver, CO                             1983     R&D/Flex             3.06        22,296       100%
2369 South Trenton Way        Denver, CO                             1983     R&D/Flex             4.80        33,108        85%
2422 South Trenton Way        Denver, CO                             1983     R&D/Flex             3.94        27,413        34%
2452 South Trenton Way        Denver, CO                             1983     R&D/Flex             6.78        47,931        79%
651 Topeka Way                Denver, CO                             1985     R&D/Flex             4.53        24,000        88%
680 Atchinson Way             Denver, CO                             1985     R&D/Flex             4.53        24,000       100%
8122 South Park Lane - A      Littleton, CO                          1986     R&D/Flex             5.09        43,987        98%
1600 South Abilene            Aurora, CO                             1986     R&D/Flex             3.53        47,930       100%
1620 South Abilene            Aurora, CO                             1986     Light Industrial     2.04        27,666        83%
1640 South Abilene            Aurora, CO                             1986     Light Industrial     2.80        37,948       100%
13900 East Florida Avenue     Aurora, CO                             1986     R&D/Flex             1.44        19,493       100%
4301 South Federal Boulevard  Englewood, CO                          1997     Reg. Warehouse       2.80        35,403        83%
14401-14492 East 33rd Place   Aurora, CO                             1979     Bulk Warehouse       4.75       100,100       100%
11701 East 53rd Avenue        Denver, CO                             1985     Reg. Warehouse       4.19        81,981       100%
5401 Oswego Street            Denver, CO                             1985     Reg. Warehouse       2.80        54,738       100%
3811 Joliet                   Denver, CO                             1977     R&D/Flex            14.24       124,290       100%
2630 West 2nd Avenue          Denver, CO                             1970     Light Industrial     0.50         8,260       100%
2650 West 2nd Avenue          Denver, CO                             1970     Light Industrial     2.80        36,081       100%
14818 West 6th Avenue
  Bldg. A                     Golden, CO                             1985     R&D/Flex             2.54        39,776        83%
14828 West 6th Avenue
  Bldg. B                     Golden, CO                             1985     R&D/Flex             2.54        41,805        70%
12055 E. 49th Ave/4955
  Peoria                      Denver, CO                             1984     R&D/Flex             3.09        49,575        94%
4940-4950 Paris               Denver, CO                             1984     R&D/Flex             1.58        25,290        50%
4970 Paris                    Denver, CO                             1984     R&D/Flex             0.98        15,767       100%
5010 Paris                    Denver, CO                             1984     R&D/Flex             0.92        14,822       100%
7367 South Revere Parkway     Englewood, CO                          1997     Bulk Warehouse       8.50       102,839        86%
10311 W. Hampden Avenue       Lakewood, CO                           1999     Light Industrial     4.40        52,227       100%
8200 E. Park Meadows
  Drive(g)                    Lone Tree, CO                          1984     R&D Flex             6.60        90,219        81%
3250 Quentin(g)               Aurora, CO                          1984/2000   Light Industrial     8.90       144,464        91%
11585 E. 53rd Ave.(g)         Denver, CO                             1984     Bulk Warehouse      15.10       335,967       100%
10500 East 54th Ave.(h)       Denver, CO                             1986     Light Industrial     9.12       178,135        84%
                                                                                                            ---------       ---
                                                                              SUBTOTAL OR AVERAGE           4,464,625        90%
                                                                                                            ---------       ---
DES MOINES
2250 Delaware Ave.            Des Moines, IA                         1975     Reg. Warehouse       4.20        88,000        90%
                                                                                                            ---------       ---
                                                                              SUBTOTAL OR AVERAGE              88,000        90%
                                                                                                            ---------       ---
DETROIT
2654 Elliott                  Troy, MI              (a)              1986     R&D/Flex             0.75         9,700       100%
1731 Thorncroft               Troy, MI              (a)              1969     Light Industrial     2.26        38,000       100%
1653 E. Maple                 Troy, MI              (a)              1990     R&D/Flex             1.38        23,392       100%
47461 Clipper                 Plymouth, MI          (a)              1992     Light Industrial     1.10        11,600       100%
47522 Galleon                 Plymouth, MI          (a)              1990     Light Industrial     0.90        13,507       100%
238 Executive Drive           Troy, MI                               1973     Light Industrial     1.32        13,740       100%
256 Executive Drive           Troy, MI                               1974     Light Industrial     1.12        11,273       100%
301 Executive Drive           Troy, MI                               1974     Light Industrial     1.27        20,411       100%
449 Executive Drive           Troy, MI                               1975     Reg. Warehouse       2.12        33,001       100%
501 Executive Drive           Troy, MI                               1984     Light Industrial     1.57        18,061       100%
451 Robbins Drive             Troy, MI                               1975     Light Industrial     1.88        28,401       100%
1035 Crooks Road              Troy, MI                               1980     Light Industrial     1.74        23,320       100%
1095 Crooks Road              Troy, MI                               1986     R&D/Flex             2.83        35,042       100%
1416 Meijer Drive             Troy, MI                               1980     Light Industrial     1.20        17,944       100%
1624 Meijer Drive             Troy, MI                               1984     Light Industrial     3.42        44,040       100%
1972 Meijer Drive             Troy, MI                               1985     Reg. Warehouse       2.36        37,075       100%
1621 Northwood Drive          Troy, MI                               1977     Bulk Warehouse       1.54        24,900       100%
1707 Northwood Drive          Troy, MI                               1983     Light Industrial     1.69        28,750       100%
1788 Northwood Drive          Troy, MI                               1977     Light Industrial     1.55        12,480         0%
1821 Northwood Drive          Troy, MI                               1977     Reg. Warehouse       2.07        35,050       100%
1826 Northwood Drive          Troy, MI                               1977     Light Industrial     1.22        12,480       100%
1864 Northwood Drive          Troy, MI                               1977     Light Industrial     1.55        12,480       100%
1921 Northwood Drive          Troy, MI                               1977     Light Industrial     2.33        42,000       100%
2277 Elliott Avenue           Troy, MI                               1975     Light Industrial     0.96        12,612       100%
2451 Elliott Avenue           Troy, MI                               1974     Light Industrial     1.68        24,331       100%
2730 Research Drive           Rochester
                                Hills, MI                            1988     Reg. Warehouse       3.52        57,850       100%
2791 Research Drive           Rochester
                                Hills, MI                            1991     Reg. Warehouse       4.48        64,199       100%
2871 Research Drive           Rochester
                                Hills, MI                            1991     Reg. Warehouse       3.55        49,543       100%

                             LOCATION                           YEAR BUILT-                      LAND AREA             OCCUPANCY AT
    BUILDING ADDRESS        CITY/STATE            ENCUMBRANCES   RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/02
    ----------------        ----------            ------------  -----------  -------------      ----------  ---------  ------------
DETROIT (CONT.)
2911 Research Drive         Rochester Hills, MI                    1992      Reg. Warehouse         5.72       80,078       100%
3011 Research Drive         Rochester Hills, MI                    1988      Reg. Warehouse         2.55       32,637       100%
2870 Technology Drive       Rochester Hills, MI                    1988      Light Industrial       2.41       24,445       100%
2900 Technology Drive       Rochester Hills, MI                    1992      Reg. Warehouse         2.15       31,047       100%
2920 Technology Drive       Rochester Hills, MI                    1992      Light Industrial       1.48       19,011       100%
2930 Technology Drive       Rochester Hills, MI                    1991      Light Industrial       1.41       17,994       100%
2950 Technology Drive       Rochester Hills, MI                    1991      Light Industrial       1.48       19,996       100%
23014 Commerce Drive        Farmington Hills, MI                   1983      R&D/Flex               0.65        7,200       100%
23028 Commerce Drive        Farmington Hills, MI                   1983      Light Industrial       1.26       20,265       100%
23035 Commerce Drive        Farmington Hills, MI                   1983      Light Industrial       1.23       15,200       100%
23042 Commerce Drive        Farmington Hills, MI                   1983      R&D/Flex               0.75        8,790       100%
23065 Commerce Drive        Farmington Hill, MI                    1983      Light Industrial       0.91       12,705       100%
23070 Commerce Drive        Farmington Hills, MI                   1983      R&D/Flex               1.43       16,765       100%
23079 Commerce Drive        Farmington Hills, MI                   1983      Light Industrial       0.85       10,830       100%
23093 Commerce Drive        Farmington Hills, MI                   1983      Reg. Warehouse         3.87       49,040       100%
23135 Commerce Drive        Farmington Hills, MI                   1986      Light Industrial       2.02       23,969       100%
23163 Commerce Drive        Farmington Hills, MI                   1986      Light Industrial       1.51       19,020       100%
23177 Commerce Drive        Farmington Hills, MI                   1986      Light Industrial       2.29       32,127       100%
23206 Commerce Drive        Farmington Hills, MI                   1985      Light Industrial       1.30       19,822       100%
23290 Commerce Drive        Farmington Hills, MI                   1980      Reg. Warehouse         2.56       42,930       100%
23370 Commerce Drive        Farmington Hills, MI                   1980      Light Industrial       0.67        8,741       100%
1451 East Lincoln Avenue    Madison Heights, MI                    1967      Light Industrial       3.92       75,000       100%
4400 Purks Drive            Auburn Hills, MI                       1987      Light Industrial      13.04      157,100       100%
4177A Varsity Drive         Ann Arbor, MI                          1993      Light Industrial       2.48       11,050       100%
6515 Cobb Drive             Sterling Heights, MI                   1984      Light Industrial       2.91       47,597       100%
32450 N. Avis Drive         Madison Heights, MI                    1974      Light Industrial       3.23       55,820       100%
11866 Hubbard               Livonia, MI                            1979      Light Industrial       2.32       41,380         0%
12050-12300 Hubbard(g)      Livonia, MI                            1981      Light Industrial       6.10       85,086        77%
38300 Plymouth              Livonia, MI                            1997      Bulk Warehouse         6.95      127,800       100%
12707 Eckles Road           Plymouth, MI                           1990      Light Industrial       2.62       42,300       100%
9300-9328 Harrison Rd.      Romulus, MI                            1978      Light Industrial       2.53       29,286        38%
9330-9358 Harrison Rd.      Romulus, MI                            1978      Light Industrial       2.53       29,280        63%
28420-28448 Highland Rd     Romulus, MI                            1979      Light Industrial       2.53       29,280         0%
28450-28478 Highland Rd     Romulus, MI                            1979      Light Industrial       2.53       29,340       100%
28421-28449 Highland Rd     Romulus, MI                            1980      Light Industrial       2.53       29,285        63%
28451-28479 Highland Rd     Romulus, MI                            1980      Light Industrial       2.53       29,280        50%
28825-28909 Highland Rd     Romulus, MI                            1981      Light Industrial       2.53       29,284        56%
28933-29017 Highland Rd     Romulus, MI                            1982      Light Industrial       2.53       29,280        88%
28824-28908 Highland Rd     Romulus, MI                            1982      Light Industrial       2.53       29,280       100%
28932-29016 Highland Rd     Romulus, MI                            1982      Light Industrial       2.53       29,280        75%
9710-9734 Harrison Road     Romulus, MI                            1987      Light Industrial       2.22       25,925       100%
9740-9772 Harrison Road     Romulus, MI                            1987      Light Industrial       2.53       29,548       100%
9840-9868 Harrison Road     Romulus, MI                            1987      Light Industrial       2.53       29,280       100%
9800-9824 Harrison Road     Romulus, MI                            1987      Light Industrial       2.22       25,620       100%
29265-29285 Airport Drive   Romulus, MI                            1983      Light Industrial       2.05       23,707       100%
29185-29225 Airport Drive   Romulus, MI                            1983      Light Industrial       3.17       36,658       100%
29149-29165 Airport Drive   Romulus, MI                            1984      Light Industrial       2.89       33,440       100%
29101-29115 Airport Drive   Romulus, MI                            1985      R&D/Flex               2.53       29,287       100%
29031-29045 Airport Drive   Romulus, MI                            1985      Light Industrial       2.53       29,280       100%
29050-29062 Airport Drive   Romulus, MI                            1986      Light Industrial       2.22       25,837        44%
29120-29134 Airport Drive   Romulus, MI                            1986      Light Industrial       2.53       29,282        75%
29200-29214 Airport Drive   Romulus, MI                            1985      Light Industrial       2.53       29,282       100%
9301-9339 Middlebelt Road   Romulus, MI                            1983      R&D/Flex               1.29       15,173       100%
26980 Trolley Industrial
  Drive                     Taylor, MI                             1997      Bulk Warehouse         5.43      102,400       100%
33200 Capitol Avenue        Livonia, MI                            1977      Light Industrial       2.16       40,000       100%
32975 Capitol Avenue        Livonia, MI                            1978      R&D/Flex               0.99       18,465       100%
2725 S. Industrial Highway  Ann Arbor, MI                          1997      Light Industrial       2.63       37,875        23%
32920 Capitol Avenue        Livonia, MI                            1973      Reg. Warehouse         0.47        8,000       100%
11862 Brookfield Avenue     Livonia, MI                            1972      Light Industrial       0.92       14,600       100%
11923 Brookfield Avenue     Livonia, MI                            1973      Light Industrial       0.76       14,600       100%
11965 Brookfield Avenue     Livonia, MI                            1973      Light Industrial       0.88       14,600       100%
34005 Schoolcraft Road      Livonia, MI                            1981      Light Industrial       1.70       26,100       100%
13405 Stark Road            Livonia, MI                            1980      Light Industrial       0.65        9,750       100%
1170 Chicago Road           Troy, MI                               1983      Light Industrial       1.73       21,500       100%
1200 Chicago Road           Troy, MI                               1984      Light Industrial       1.73       26,210       100%
450 Robbins Drive           Troy, MI                               1976      Light Industrial       1.38       19,050       100%
1230 Chicago Road           Troy, MI                               1996      Reg. Warehouse         2.10       30,120       100%
12886 Westmore Avenue       Livonia, MI                            1981      Light Industrial       1.01       18,000       100%
12898 Westmore Avenue       Livonia, MI                            1981      Light Industrial       1.01       18,000       100%
33025 Industrial Road       Livonia, MI                            1980      Light Industrial       1.02        6,250       100%
47711 Clipper Street        Plymouth Twsp, MI                      1996      Reg. Warehouse         2.27       36,926       100%
32975 Industrial Road       Livonia, MI                            1984      Light Industrial       1.19       21,000       100%

                               LOCATION                         YEAR BUILT-                      LAND AREA             OCCUPANCY AT
    BUILDING ADDRESS          CITY/STATE          ENCUMBRANCES   RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/02
    ----------------          ----------          ------------  -----------  -------------      ----------  ---------  ------------
DETROIT (CONT.)
32985 Industrial Road         Livonia, MI                           1985     Light Industrial       0.85       12,040       100%
32995 Industrial Road         Livonia, MI                           1983     Light Industrial       1.11       14,280       100%
12874 Westmore Avenue         Livonia, MI                           1984     Light Industrial       1.01       16,000       100%
33067 Industrial Road         Livonia, MI                           1984     Light Industrial       1.11       18,640       100%
1775 Bellingham               Troy, MI                              1987     R&D/Flex               1.88       28,900       100%
1785 East Maple               Troy, MI                              1985     Light Industrial       0.80       10,200       100%
1807 East Maple               Troy, MI                              1984     R&D/Flex               2.15       28,100       100%
980 Chicago Road              Troy, MI                              1985     Light Industrial       1.09       14,280       100%
1840 Enterprise Drive         Rochester Hills, MI                   1990     R&D/Flex               2.42       33,240        42%
1885 Enterprise Drive         Rochester Hills, MI                   1990     Light Industrial       1.47       19,604       100%
1935-55 Enterprise Drive      Rochester Hills, MI                   1990     R&D/Flex               4.54       53,400       100%
5500 Enterprise Court         Warren, MI                            1989     R&D/Flex               3.93       53,900       100%
750 Chicago Road              Troy, MI                              1986     Light Industrial       1.54       26,709         0%
800 Chicago Road              Troy, MI                              1985     Light Industrial       1.48       24,340       100%
850 Chicago Road              Troy, MI                              1984     Light Industrial       0.97       16,049       100%
2805 S. Industrial Highway    Ann Arbor, MI                         1990     R&D/Flex               1.70       24,458        90%
6833 Center Drive             Sterling
                                Heights, MI                         1998     Reg. Warehouse         4.42       66,132       100%
32201 North Avis Drive        Madison Heights, MI                   1974     R&D/Flex               4.19       50,000       100%
1100 East Mandoline Road      Madison Heights, MI                   1967     Bulk Warehouse         8.19      117,903         0%
30081 Stephenson Highway      Madison Heights, MI                   1967     Light Industrial       2.50       50,750       100%
1120 John A. Papalas
  Drive(h)                    Lincoln Park, MI                      1985     Light Industrial      10.30      120,410       100%
4872 S. Lapeer Road           Lake Orion Twsp, MI                   1999     Bulk Warehouse         9.58      125,605       100%
775 James L. Hart Parkway     Ypsilanti, MI                         1999     Reg. Warehouse         7.65       55,535       100%
22701 Trolley Industrial      Taylor, MI                            1999     Bulk Warehouse         9.12      160,035       100%
1400 Allen Drive              Troy, MI                              1979     Reg. Warehouse         1.98       27,280       100%
1408 Allen Drive              Troy, MI                              1979     Light Industrial       1.44       19,704       100%
1305 Stephenson Hwy           Troy, MI                              1979     Reg. Warehouse         3.42       47,000       100%
32505 Industrial Drive        Madison Heights, MI                   1979     Light Industrial       3.07       47,013       100%
1799-1813 Northfield
  Drive(g)                    Rochester Hills, MI                   1980     Light Industrial       4.22       67,360       100%
                                                                                                            ---------       ---
                                                                             SUBTOTAL OR AVERAGE            4,398,434        91%
                                                                                                            ---------       ---
GRAND RAPIDS
5050 Kendrick Court SE        Grand Rapids, MI                      1988     Manufacturing         26.94      413,500       100%
5015 52nd Street SE           Grand Rapids, MI                      1987     Light Industrial       4.50       61,250       100%
                                                                                                            ---------       ---
                                                                             SUBTOTAL OR AVERAGE              474,750       100%
                                                                                                            ---------       ---
HOUSTON
2102-2314 Edwards Street      Houston, TX                           1961     Bulk Warehouse         5.02      115,248       100%
4545 Eastpark Drive           Houston, TX                           1972     Reg. Warehouse         3.80       81,295       100%
3351 Rauch Street             Houston, TX                           1970     Reg. Warehouse         4.04       82,500       100%
3851 Yale Street              Houston, TX                           1971     Bulk Warehouse         5.77      132,554        13%
3337-3347 Rauch Street        Houston, TX                           1970     Reg. Warehouse         2.29       53,425        74%
8505 North Loop East          Houston, TX                           1981     Bulk Warehouse         4.99      107,769       100%
4749-4799 Eastpark Dr.        Houston, TX                           1979     Bulk Warehouse         7.75      182,563        79%
4851 Homestead Road           Houston, TX                           1973     Bulk Warehouse         3.63      142,250       100%
3365-3385 Rauch Street        Houston, TX                           1970     Reg. Warehouse         3.31       82,140        83%
5050 Campbell Road            Houston, TX                           1970     Bulk Warehouse         6.10      121,875       100%
4300 Pine Timbers             Houston, TX                           1980     Bulk Warehouse         4.76      113,400        58%
7901 Blankenship              Houston, TX                           1972     Light Industrial       2.17       48,000       100%
2500-2530 Fairway Park        Houston, TX                           1974     Bulk Warehouse         8.72      213,638       100%
6550 Longpointe               Houston, TX                           1980     Bulk Warehouse         4.13       97,700       100%
1815 Turning Basin Drive      Houston, TX                           1980     Bulk Warehouse         6.34      139,630       100%
1819 Turning Basin Drive      Houston, TX                           1980     Light Industrial       2.85       65,494       100%
1805 Turning Basin Drive      Houston, TX                           1980     Bulk Warehouse         7.60      155,250       100%
7000 Empire Drive             Houston, TX                           1980     R&D/Flex               6.25       95,073        75%
9777 West Gulfbank Drive      Houston, TX                           1980     Light Industrial      15.45                     74%
                                                                                                              252,242
9835 A Genard Road            Houston, TX                           1980     Bulk Warehouse        39.20      417,350       100%
9835 B Genard Road            Houston, TX                           1980     Reg. Warehouse         6.40       66,600       100%
10161 Harwin Drive            Houston, TX                        1979/1981   R & D/Flex             5.27       73,052        75%
10165 Harwin Drive            Houston, TX                        1979/1981   R & D/Flex             2.31       31,987       100%
10175 Harwin Drive            Houston, TX                        1797/1981   Light Industrial       2.85       39,475        95%
10325-10415 Landsbury Dr(h)   Houston, TX                           1982     Light Industrial     265.00      131,000       100%
                                                                                                            ---------       ---
                                                                             SUBTOTAL OR AVERAGE            3,041,510        89%
                                                                                                            ---------       ---
INDIANAPOLIS
2900 North Shadeland          Indianapolis, IN                   1957/1992   Bulk Warehouse        60.00      933,439        99%
2400 North Shadeland          Indianapolis, IN                      1970     Reg. Warehouse         2.45       40,000       100%
2402 North Shadeland          Indianapolis, IN                      1970     Bulk Warehouse         7.55      121,539       100%
7901 West 21st Street         Indianapolis, IN                      1985     Bulk Warehouse        12.00      353,000        84%
1445 Brookville Way           Indianapolis, IN                      1989     Bulk Warehouse         8.79      115,200        91%
1440 Brookville Way           Indianapolis, IN                      1990     Bulk Warehouse         9.64      166,400       100%
1240 Brookville Way           Indianapolis, IN                      1990     Light Industrial       3.50       63,000        50%
1220 Brookville Way           Indianapolis, IN                      1990     R&D/Flex               2.10       10,000       100%
1345 Brookville Way           Indianapolis, IN      (c)             1992     Bulk Warehouse         5.50      130,736        89%
1350 Brookville Way           Indianapolis, IN                      1994     Reg. Warehouse         2.87       38,460        37%

                               LOCATION                         YEAR BUILT-                      LAND AREA             OCCUPANCY AT
    BUILDING ADDRESS          CITY/STATE          ENCUMBRANCES   RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/02
    ----------------          ----------          ------------  -----------  -------------      ----------  ---------  ------------
INDIANAPOLIS (CONT.)
1341 Sadlier Circle East
  Drive                       Indianapolis, IN        (c)         1971/1992  Light Industrial       2.03       32,400        75%
1322-1438 Sadlier Circle      Indianapolis, IN        (c)         1971/1992  Light Industrial       3.79       36,000        93%
  East Dr
1327-1441 Sadlier Circle      Indianapolis, IN        (c)            1992    Light Industrial       5.50       54,000        93%
  East Dr
1304 Sadlier Circle East      Indianapolis, IN        (c)         1971/1992  Reg. Warehouse         2.42       17,600       100%
  Drive
1402 Sadlier Circle East      Indianapolis, IN        (c)         1970/1992  Light Industrial       4.13       40,800        62%
  Drive
1504 Sadlier Circle East      Indianapolis, IN        (c)         1971/1992  Manufacturing          4.14       54,000       100%
  Drive
1311 Sadlier Circle East      Indianapolis, IN        (c)         1971/1992  R&D/Flex               1.78       13,200       100%
  Drive
1365 Sadlier Circle East      Indianapolis, IN        (c)         1971/1992  Light Industrial       2.16       30,000       100%
  Drive
1352-1354 Sadlier Circle E.   Indianapolis, IN        (c)         1970/1992  Light Industrial       3.50       44,000       100%
  Drive
1335 Sadlier Circle East      Indianapolis, IN        (c)         1971/1992  R&D/Flex               1.20       20,000       100%
  Drive
1327 Sadlier Circle East      Indianapolis, IN        (c)         1971/1992  Reg. Warehouse         1.20       12,800       100%
  Drive
1425 Sadlier Circle East      Indianapolis, IN        (c)         1971/1992  R&D/Flex               2.49        5,000       100%
  Drive
1230 Brookville Way           Indianapolis, IN                       1995    Reg. Warehouse         1.96       15,000       100%
6951 East 30th Street         Indianapolis, IN                       1995    Light Industrial       3.81       44,000       100%
6701 East 30th Street         Indianapolis, IN                       1995    Light Industrial       3.00        7,820       100%
6737 East 30th Street         Indianapolis, IN                       1995    Reg. Warehouse        11.01       87,500        74%
1225 Brookville Way           Indianapolis, IN                       1997    Light Industrial       1.00       10,000       100%
6555 East 30th Street         Indianapolis, IN                    1969/1981  Bulk Warehouse        22.00      331,826        78%
2432-2436 Shadeland           Indianapolis, IN                       1968    Light Industrial       4.57       70,560        56%
8402-8440 East 33rd Street    Indianapolis, IN                       1977    Light Industrial       4.70       55,200        72%
8520-8630 East 33rd Street    Indianapolis, IN                       1976    Light Industrial       5.30       81,000        72%
8710-8768 East 33rd Street    Indianapolis, IN                       1979    Light Industrial       4.70       43,200       100%
3316-3346 North Pagosa Court  Indianapolis, IN                       1977    Light Industrial       5.10       81,000        58%
3331 Raton Court              Indianapolis, IN                       1979    Light Industrial       2.80       35,000         0%
4430 Airport Expressway       Indianapolis, IN                       1970    Bulk Warehouse        32.00      486,394       100%
6751 East 30th Street         Indianapolis, IN                       1997    Bulk Warehouse         6.34      100,000        66%
9200 East 146th Street        Noblesville, IN                     1961/1981  Bulk Warehouse        21.65      150,488        97%
9210 East 146th Street        Noblesville, IN                        1978    Reg. Warehouse        11.91       23,950       100%
6575 East 30th Street         Indianapolis, IN                       1998    Bulk Warehouse         4.00       60,000       100%
6585 East 30th Street         Indianapolis, IN                       1998    Bulk Warehouse         6.00      100,000       100%
9910 North by Northeast       Fishers, IN                            1994    Bulk Warehouse         8.40      192,000       100%
  Blvd.
6041 Guion Road               Indianapolis, IN                       1968    Light Industrial       2.80       40,000       100%
                                                                                                            ---------       ---
                                                                             SUBTOTAL OR AVERAGE            4,346,512        90%
                                                                                                            ---------       ---
LOS ANGELES
5220 Fourth Street            Irwindale, CA                          2000    Light Industrial       1.28       28,800        91%
15705 Arrow Highway           Irwindale, CA                          1987    Light Industrial       0.75       16,792       100%
15709 Arrow Highway           Irwindale, CA                          1987    Light Industrial       1.10       24,000       100%
6407-6419 Alondra Blvd.       Paramount, CA                          1985    Light Industrial       0.90       16,392       100%
6423-6431 Alondra Blvd.       Paramount., CA                         1985    Light Industrial       0.76       13,765       100%
15101-15141 Figueroa St. (g)  Los Angeles, CA                        1982    Reg. Warehouse         4.70      129,600        40%
20816-18 Higgins Court        Torrance, CA                           1981    Light Industrial       0.35        7,300       100%
21136 South Wilmington Ave.   Carson, CA                             1989    Bulk Warehouse         6.02      115,702       100%
19914 Via Baron Way           Rancho Dominguez, CA     (b)            1973    Bulk Warehouse        11.69      234,800       100%
2035 E. Vista Bella Way       Rancho Dominguez, CA     (d)            1972    Bulk Warehouse        14.15      230,000       100%
14912 Shoemaker Ave.          Sante Fe
                                Springs, CA                          1967    R&D/Flex               0.25        5,121       100%
14920 Shoemaker Ave.          Sante Fe
                                Springs, CA                          1967    R&D/Flex               0.23        4,600       100%
14928 Shoemaker Ave.          Sante Fe
                                Springs, CA                          1967    R&D/Flex               0.23        4,600       100%
14938 Shoemaker Ave.          Sante Fe
                                Springs, CA                          1967    R&D/Flex               0.23        4,600       100%
14944 Shoemaker Ave.          Sante Fe
                                Springs, CA                          1978    Light Industrial       1.99       40,015        94%
14946 Shoemaker Ave.          Sante Fe
                                Springs, CA                          1978    Light Industrial       1.68       33,769        81%
14948 Shoemaker Ave.          Sante Fe
                                Springs, CA                          1978    Light Industrial       0.61       12,300       100%
14141 Alondra Blvd.           Sante Fe
                                Springs, CA                          1969    Bulk Warehouse        23.90      396,095       100%
12616 Yukon Ave.              Hawthorne, CA                          1987    Reg. Warehouse         1.89       43,676       100%
3355 El Segundo Blvd. (h)     Hawthorne, CA                          1959    Light Industrial       2.79       56,353       100%
12621 Cerise                  Hawthorne, CA                          1959    Light Industrial       1.11       27,000       100%
1830 W. 208th Street          Torrance, CA                           1981    Light Industrial       0.51        7,800       100%
20807-09 Higgins Court        Torrance, CA                           1981    Light Industrial       0.38        8,048       100%
20801-03 Higgins Court        Torrance, CA                           1981    Light Industrial       0.41        8,086       100%
20817-19 S. Western Ave.      Torrance, CA                           1981    Light Industrial       0.35        7,300       100%
20915-17 S. Western Ave.      Torrance, CA                           1981    Light Industrial       0.35        7,300       100%
20908-10 Higgins Court        Torrance, CA                           1981    Light Industrial       0.35        7,300       100%
20914-16 Higgins Court        Torrance, CA                           1981    Light Industrial       0.35        6,100       100%
12700-12712 Yukon Ave. (h)    Hawthorne, CA                          1960    R&D/Flex               4.13       68,672        68%
42374 Avenida Alvarado (h)    Temecula, CA                           1987    Reg. Warehouse         5.00      103,008        99%
                                                                                                            ---------       ---
                                                                             SUBTOTAL OR AVERAGE            1,668,894        93%
                                                                                                            ---------       ---
LOUISVILLE
9001 Cane Run Road            Louisville, KY                         1998    Bulk Warehouse        39.60      212,500        76%
9101 Cane Road                Louisville, KY                         2000    Bulk Warehouse        14.00      231,000       100%
                                                                                                            ---------       ---
                                                                             SUBTOTAL OR AVERAGE              443,500        89%
                                                                                                            ---------       ---
MILWAUKEE
N25 W23050 Paul Road          Pewaukee, WI                           1989    R&D/Flex               4.50       37,765         0%
N25 W23255 Paul Road          Pewaukee, WI                           1987    R&D/Flex               4.80       55,940       100%

                               LOCATION                         YEAR BUILT-                      LAND AREA             OCCUPANCY AT
    BUILDING ADDRESS          CITY/STATE          ENCUMBRANCES   RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/02
    ----------------          ----------          ------------  -----------  -------------      ----------  ---------  ------------
MILWAUKEE (CONT.)
N27 W23293 Roundy Drive       Pewaukee, WI                          1989     Reg. Warehouse         3.64       39,468       100%
6523 N. Sydney Place          Glendale, WI                          1978     Light Industrial       4.00       43,440       100%
8800 W. Bradley               Milwaukee, WI                         1982     Light Industrial       8.00       77,621       100%
4560 North 124th Street       Wauwatosa, WI                         1976     Light Industrial       1.31       25,000       100%
4410-80 North 132nd Street    Butler, WI                            1999     Bulk Warehouse         4.90      100,000        99%
                                                                                                            ---------       ---
                                                                             SUBTOTAL OR AVERAGE              379,234        90%
                                                                                                            ---------       ---
MINNEAPOLIS/ST. PAUL
2700 Freeway Boulevard        Brooklyn Center,
                                MN                    (a)           1981     Light Industrial       7.76       78,741        77%
6507-6545 Cecilia Circle      Bloomington, MN                       1980     Manufacturing          9.65       74,118        96%
1275 Corporate Center Drive   Eagan, MN                             1990     Light Industrial       1.50       19,675       100%
1279 Corporate Center Drive   Eagan, MN                             1990     Light Industrial       1.50       19,792       100%
6201 West 111th Street        Bloomington, MN                       1987     Bulk Warehouse        37.00      424,866       100%
6403-6545 Cecilia Drive       Bloomington, MN                       1980     Light Industrial       9.65       87,560        97%
6925-6943 Washington Avenue   Edina, MN                             1972     Manufacturing          2.75       37,625       100%
6955-6973 Washington Avenue   Edina, MN                             1972     Manufacturing          2.25       31,189        96%
7251-7267 Washington Avenue   Edina, MN                             1972     Light Industrial       1.82       26,250        70%
7301-7325 Washington Avenue   Edina, MN                             1972     Light Industrial       1.92       27,297        76%
7101 Winnetka Avenue North    Brooklyn Park, MN                     1990     Bulk Warehouse        14.18      252,978        69%
7600 Golden Triangle Drive    Eden Prairie, MN                      1989     R&D/Flex               6.79       74,148       100%
9901 West 74th Street         Eden Prairie, MN                    1983/88    Reg. Warehouse         8.86      153,813       100%
11201 Hampshire Avenue South  Bloomington, MN                       1986     Manufacturing          5.90       60,480       100%
12220-12222 Nicollet Avenue   Burnsville, MN                      1989/90    Light Industrial       1.80       17,116       100%
12250-12268 Nicollet Avenue   Burnsville, MN                      1989/90    Light Industrial       4.30       42,365       100%
12224-12226 Nicollet Avenue   Burnsville, MN                      1989/90    R&D/Flex               2.40       23,607        78%
980 Lone Oak Road             Eagan, MN                             1992     Reg. Warehouse        11.40      154,950        74%
990 Lone Oak Road             Eagan, MN                             1989     Reg. Warehouse        11.41      163,607        94%
1030 Lone Oak Road            Eagan, MN                             1988     Light Industrial       6.30       83,076       100%
1060 Lone Oak Road            Eagan, MN                             1988     Light Industrial       6.50       82,728       100%
5400 Nathan Lane              Plymouth, MN                          1990     Light Industrial       5.70       72,089       100%
6464 Sycamore Court           Maple Grove, MN                       1990     Manufacturing          6.40       79,702       100%
10120 W. 76th Street          Eden Prairie, MN                      1987     Light Industrial       4.52       59,030       100%
7615 Golden Triangle          Eden Prairie, MN                      1987     Light Industrial       4.61       52,816       100%
7625 Golden Triangle Drive    Eden Prairie, MN                      1987     Light Industrial       4.61       73,168        70%
2605 Fernbrook Lane North     Plymouth, MN                          1987     R&D/Flex               6.37       80,766       100%
12155 Nicollet Avenue         Burnsville, MN                        1995     Reg. Warehouse         5.80       48,000       100%
6655 Wedgewood Road           Maple Grove, MN                       1989     Manufacturing         17.88      123,815       100%
900 Apollo Road               Egan, MN                              1970     Manufacturing         39.00      312,265       100%
7316 Aspen Lane North         Brooklyn Park, MN                     1978     Manufacturing          6.63       96,000        67%
953 Westgate Drive            Brooklyn Center,
                                MN                                  1991     Light Industrial       3.17       51,906       100%
73rd Avenue North             Brooklyn Park, MN                     1995     R&D/Flex               4.46       59,782       100%
1905 W. Country Road C        Roseville, MN                         1993     R&D/Flex               4.60       47,735        92%
2720 Arthur Street            Roseville, MN                         1995     R&D/Flex               6.06       74,337       100%
10205 51st Avenue North       Plymouth, MN                          1990     Reg. Warehouse         2.00       30,476        0%
4100 Peavey Road              Chaska, MN                            1988     Manufacturing          8.27       78,029        80%
11300 Hampshire Ave. South    Bloomington, MN                       1983     Bulk Warehouse         9.94      145,210       100%
375 Rivertown Drive           Woodbury, MN                          1996     Bulk Warehouse        11.33      251,968       100%
5205 Highway 169              Plymouth, MN                          1960     Light Industrial       7.92       98,844        90%
6451-6595 Citywest Parkway    Eden Prairie, MN                      1984     R&D/Flex               6.98       82,769        83%
7500-7546 Washington Square   Eden Prairie, MN                      1975     Light Industrial       5.40       46,285        53%
7550-7558 Washington Square   Eden Prairie, MN                      1975     Light Industrial       2.70       29,739       100%
5240-5300 Valley Industrial
  Blvd S                      Shakopee, MN                          1973     Light Industrial       9.06       80,001        25%
7125 Northland Terrace        Brooklyn Park, MN                     1996     R&D/Flex               5.89       79,958       100%
6900 Shady Oak Road           Eden Prairie,  MN                     1980     R&D/Flex               4.60       49,190       100%
6477-6525 City West Parkway   Eden Prairie, MN                      1984     R&D/Flex               7.00       89,113        77%

1157 Valley Park Drive        Shakopee, MN                          1997     Bulk Warehouse         9.97      126,014       100%
500-530 Kasota Avenue SE      Minneapolis, MN                       1976     Manufacturing          4.47       85,442        12%
770-786 Kasota Avenue SE      Minneapolis, MN                       1976     Manufacturing          3.16       56,388       100%
800 Kasota Avenue SE          Minneapolis, MN                       1976     Manufacturing          4.10      100,250       100%
2530-2570 Kasota Avenue       St. Paul, MN                          1976     Manufacturing          4.56       75,426        62%
504 Malcolm Ave. SE           Minneapolis, MN                       1999     Bulk Warehouse         7.50      143,066       100%
5555 12th Ave. East           Shakopee, MN                          2000     Bulk Warehouse         7.81      128,593        36%
                                                                                                            ---------       ---
                                                                             SUBTOTAL OR AVERAGE            4,944,153        88%
                                                                                                            ---------       ---
NASHVILLE
1621 Heil Quaker Boulevard    Nashville, TN           (a)           1975     Bulk Warehouse        11.29      160,661       100%
417 Harding Industrial Drive  Nashville, TN                         1972     Bulk Warehouse        13.70      207,440       100%
3099 Barry Drive              Portland, TN                          1995     Manufacturing          6.20      109,058         0%
3150 Barry Drive              Portland, TN                          1993     Bulk Warehouse        26.32      268,253       100%
5599 Highway 31 West          Portland, TN                          1995     Bulk Warehouse        20.00      161,500         0%
1650 Elm Hill Pike            Nashville, TN                         1984     Light Industrial       3.46       41,228       100%
1102 Appleton Drive           Nashville, TN                         1984     Light Industrial       1.73       28,022        34%
1931 Air Lane Drive           Nashville, TN                         1984     Light Industrial      10.11       87,549        92%
470 Metroplex Drive (g)       Nashville, TN                         1986     Light Industrial       8.11      102,040       100%

                               LOCATION                         YEAR BUILT-                      LAND AREA             OCCUPANCY AT
    BUILDING ADDRESS          CITY/STATE          ENCUMBRANCES   RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/02
    ----------------          ----------          ------------  -----------  -------------      ----------  ---------  ------------
NASHVILLE (CONT.)
1150 Antiock Pike             Nashville, TN                         1987     Bulk Warehouse         9.83      146,055        81%
4640 Cummings Park            Nashville, TN                         1986     Bulk Warehouse        14.69      100,000       100%
211 Nesbit North              Nashville, TN                         1983     Bulk Warehouse         6.12      135,625       100%
211 Nesbit South              Nashville, TN                         1983     Bulk Warehouse         6.10      135,925       100%
211 Nesbit West               Nashville, TN                         1985     Bulk Warehouse         3.05       67,500       100%
556 Metroplex Drive           Nashville, TN                         1983      Light Industrial      3.66       43,026       100%
7600 Eastgate Blvd.           Lebanon, TN                           2002      Bulk Warehouse       22.10      423,500       100%
                                                                                                            ---------       ---
                                                                              SUBTOTAL OR AVERAGE           2,217,382        85%
                                                                                                            ---------       ---
NORTHERN NEW JERSEY
60 Ethel Road West            Piscataway, NJ                        1982     Light Industrial       3.93       42,820       100%
70 Ethel Road West            Piscataway, NJ                        1979     Light Industrial       3.78       62,000       100%
601-629 Montrose Avenue       South Plainfield,
                                NJ                                  1974     Light Industrial       5.83       75,000       100%
9 Princess Road               Lawrenceville, NJ                     1985     R&D/Flex               2.36       24,375       100%
11 Princess Road              Lawrenceville, NJ                     1985     R&D/Flex               5.33       55,000        91%
15 Princess Road              Lawrenceville, NJ                     1986     R&D/Flex               2.00       20,625        82%
17 Princess Road              Lawrenceville, NJ                     1986     R&D/Flex               1.82       18,750       100%
220 Hanover Avenue            Hanover, NJ                           1987     Bulk Warehouse        29.27      158,242       100%
244 Shefield Street           Mountainside, NJ                   1965/1986   Light Industrial       2.20       23,430       100%
31 West Forest Street (g)     Englewood, NJ                         1978     Light Industrial       6.00      110,000       100%
25 World's Fair Drive         Franklin, NJ                          1986     R&D/Flex               1.81       20,000       100%
14 World's Fair Drive         Franklin, NJ                          1980     R&D/Flex               4.53       60,000       100%
16 World's Fair Drive         Franklin, NJ                          1981     Light Industrial       3.62       43,400        0%
18 World's Fair Drive         Franklin, NJ                          1982     R&D/Flex               1.06       13,000       100%
23 World's Fair Drive         Franklin, NJ                          1982     Light Industrial       1.20       16,000       100%
12 World's Fair Drive         Franklin, NJ                          1981     Light Industrial       3.85       65,000       100%
49 Napoleon Court             Franklin, NJ                          1982     Light Industrial       2.06       32,500       100%
50 Napoleon Court             Franklin, NJ                          1982     Light Industrial       1.52       20,158       100%
22 World's Fair Drive         Franklin, NJ                          1983     Light Industrial       3.52       50,000        80%
26 World's Fair Drive         Franklin, NJ                          1984     Light Industrial       3.41       47,000        89%
24 World's Fair Drive         Franklin, NJ                          1984     Light Industrial       3.45       47,000        93%
20  Worlds Fair Drive Lot 13  Sumerset, NJ                          1999     R&D Flex               4.25       30,000       100%
10 New Maple Road             Pine Brook, NJ                     1973/1999   Bulk Warehouse        18.13      265,376       100%
60 Chapin Road                Pine Brook, NJ                     1977/2000   Bulk Warehouse        13.61      259,230       100%
45 Route 46                   Pine Brook, NJ                     1974/1987   Light Industrial       6.54       84,284        61%
43 Route 46                   Pine Brook, NJ                     1974/1987   Light Industrial       2.48       35,629        63%
39 Route 46                   Pine Brook, NJ                        1970     R&D Flex               1.64       22,249        87%
26 Chapin Road                Pine Brook, NJ                        1983     Light Industrial       5.15       76,127        92%
30 Chapin Road                Pine Brook, NJ                        1983     Light Industrial       5.15       75,688        74%
20 Mountain Hook Road         Pine Brook, NJ                     1972/1984   Bulk Warehouse        14.02      213,991        98%
30 Mountain Hook Road         Pine Brook, NJ                     1972/1987   Light Industrial       3.36       51,570       100%
55 Route 46                   Pine Brook, NJ                     1978/1994   R&D Flex               2.13       24,051        72%
16 Chapin Road                Pine Brook, NJ                        1987     R&D Flex               4.61       68,358        74%
20 Chapin Road                Pine Brook, NJ                        1987     R&D Flex               5.69       84,571       100%
Sayreville Lot 4              Sayreville, NJ                        2001     Light Industrial       6.88       62,400        92%
400 Raritan Center Parkway    Edison, NJ                            1983     Light Industrial       7.16       81,190       100%
300 Columbus Circle           Edison, NJ                            1983     R&D Flex               9.38      123,029        60%
400 Apgar                     Franklin
                                Twnship, NJ                         1987     Bulk Warehouse        14.34      111,824        74%
500 Apgar                     Franklin
                                Twnship, NJ                         1987     Reg. Warehouse         5.00       58,585       100%
201 Circle Dr. North          Piscataway, NJ                        1987     Bulk Warehouse         5.24      113,697        94%
1 Pearl Ct.                   Allendale, NJ                         1978     Light Industrial       3.00       46,400       100%
2 Pearl Ct.                   Allendale, NJ                         1979     Light Industrial       3.00       39,170       100%
3 Pearl Ct.                   Allendale, NJ                         1978     Light Industrial       3.00       40,650       100%
4 Pearl Ct.                   Allendale, NJ                         1979     Light Industrial       3.00       41,227        73%
5 Pearl Ct.                   Allendale, NJ                         1977     Light Industrial       3.00       37,343        35%
6 Pearl Ct.                   Allendale, NJ                         1980     Light Industrial      10.40       99,700        95%
7 Pearl Ct.                   Allendale, NJ                         1979     Light Industrial       6.50       44,750       100%
59 Route 17                   Allendale, NJ                         1979     Light Industrial       5.90       60,000       100%
                                                                                                            ---------       ---
                                                                             SUBTOTAL OR AVERAGE            3,255,389        91%
                                                                                                            ---------       ---
PHILADELPHIA
212 Welsh Pool Road           Exton, PA                          1975/1997   Light Industrial       6.56       25,361       100%
230-240 Welsh Pool Road       Exton, PA                          1975/1997   Manufacturing          6.56       30,000       100%
264 Welsh Pool Road           Exton, PA                          1975/1996   R&D/Flex               2.84       11,256       100%
254 Welsh Pool Road           Exton, PA                          1975/1998   Light Industrial       2.84       28,180       100%
256 Welsh Pool Road           Exton, PA                          1975/1999   Light Industrial       2.84       12,038         0%
213 Welsh Pool Road           Exton, PA                          1975/1998   Light Industrial       3.01       22,095       100%
251 Welsh Pool Road           Exton, PA                          1975/1991   R&D/Flex               4.10       25,546       100%
253-255 Welsh Pool Road       Exton, PA                          1975/1980   Light Industrial       4.10       20,800       100%
151-161 Philips Road          Exton, PA                          1975/1990   Light Industrial       3.82       30,065       100%
210 Philips Road              Exton, PA                          1975/1998   Manufacturing          6.56       26,827       100%
215 Welsh Pool Road           Exton, PA                          1975/1998   Light Industrial       2.12       14,041       100%
217 Welsh Pool Road           Exton, PA                          1975/1997   Light Industrial       2.12       11,293       100%
216 Philips Road              Exton, PA                             1985     Light Industrial       2.99       39,037       100%

                               LOCATION                         YEAR BUILT-                      LAND AREA             OCCUPANCY AT
    BUILDING ADDRESS          CITY/STATE          ENCUMBRANCES   RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/02
    ----------------          ----------          ------------  -----------  -------------      ----------  ---------  ------------
PHILADELPHIA (CONT.)
202 Philips Road              Exton, PA                          1972/1991   Reg. Warehouse         2.94       46,750       100%
20 McDonald Blvd              Aston, PA                             1988     Light Industrial       2.22       28,900        73%
30 McDonald Blvd              Aston, PA                             1988     Light Industrial       1.68       22,000       100%
2994-96 Samuel Drive          Bensalem, PA                          1974     Bulk Warehouse        10.06      214,320       100%
964 Postal Road               Lehigh, PA                            1986     Light Industrial       0.00       44,800       100%
966 Postal Road               Lehigh, PA                            1987     Light Industrial       0.00       43,245       100%
999 Postal Road               Lehigh, PA                            1988     Light Industrial       5.60       43,600       100%
7331 William Avenue           Lehigh, PA                            1989     Bulk Warehouse         3.90       43,400       100%
7346 Penn Drive               Lehigh, PA                            1988     Reg. Warehouse         7.30       72,000       100%
7350 William Drive            Lehigh, PA                            1989     Reg. Warehouse         8.70       96,000        75%
7377 William Drive            Lehigh, PA                            1989     Reg. Warehouse         4.50       43,440       100%
7072 Snow Drift               Lehigh, PA                            1975     Light Industrial       4.50       61,157       100%
2000 Cabot Boulevard West     Langhorne, PA                         1984     R&D/Flex               3.06       39,969       100%
2005 Cabot Boulevard West     Langhorne, PA                         1984     R&D/Flex               3.00       22,000       100%
2010 Cabot Boulevard West     Langhorne, PA                         1984     Light Industrial       4.00       52,831        67%
2200 Cabot Boulevard West     Langhorne, PA                         1979     Light Industrial       3.98       61,543       100%
2260-2270 Cabot Boulevard
  West                        Langhorne, PA                         1980     R&D/Flex               2.12       29,288        95%
3000 Cabot Boulevard West     Langhorne, PA                         1986     Light Industrial       4.14       34,693        78%
180 Wheeler Court             Langhorne, PA                         1974     Light Industrial       6.45       78,213       100%
2512 Metropolitan Drive       Trevose, PA                           1981     Light Industrial       3.54       37,000       100%
2510 Metropolitan Drive       Trevose, PA                           1981     Light Industrial       2.26       40,000       100%
2515 Metropolitan Drive       Trevose, PA                           1974     Light Industrial       2.50       42,000       100%
2555 Metropolitan Drive       Trevose, PA                           1981     Light Industrial       4.40       60,000       100%
2450 Metropolitan Drive       Trevose, PA                           1983     Light Industrial       6.98       69,952        73%
2495 Metropolitan Drive       Trevose, PA                           1981     Light Industrial       8.59       80,000       100%
4667 Somerton Road            Trevose, PA                           1974     Light Industrial       7.66      118,000        90%
835 Wheeler Way               Langhorne, PA                         1974     Light Industrial       5.68       64,402        73%
                                                                                                            ---------       ---
                                                                             SUBTOTAL OR AVERAGE            1,886,042        94%
                                                                                                            ---------       ---
PHOENIX
1045 South Edward Drive       Tempe, AZ                             1976     Light Industrial       2.12       38,560         0%
46 N. 49th Ave.               Phoenix, AZ                           1986     Reg. Warehouse         5.16       82,288       100%
                                                                                                            ---------       ---
                                                                             SUBTOTAL OR AVERAGE              120,848        68%
                                                                                                            ---------       ---
PORTLAND
5687 International Way(i)     Milwaukee, OR                         1974     Light Industrial       3.71       52,080        87%
5795 SW Jean Road (h)         Lake Oswego, OR                       1985     Light Industrial       3.02       37,352        73%
12130 NE Ainsworth
  Circle(g)                   Portland, OR                          1986     R&D/Flex               4.39       53,021       100%
5509 NW 122nd Ave(g)          Milwaukee, OR                         1995     Light Industrial       2.51       26,850       100%
6105-6113 NE 92nd Avenue(i)   Portland, OR                       1978/1986   Light Industrial       7.42      145,250       100%
8727 NE Marx Drive(h)         Portland, OR                          1987     Light Industrial       6.59      111,000       100%
3388 SE 20th Street           Portland, OR                          1981     Light Industrial       0.25       11,810        69%
5962-5964 NE 87th Avenue      Portland, OR                          1979     Light Industrial       1.28       14,000       100%
11620 NE Ainsworth Circle     Portland, OR                          1992     Light Industrial       1.55       10,000       100%
11824 NE Ainsworth Circle     Portland, OR                          1992     Light Industrial       2.13       20,812        54%
12124 NE Ainsworth Circle     Portland, OR                          1984     Light Industrial       2.52       29,040       100%
11632 NE Ainsworth Circle     Portland, OR                          1990     Light Industrial       9.63      124,610       100%
                                                                                                            ---------       ---
                                                                             SUBTOTAL OR AVERAGE              635,825        95%
                                                                                                            ---------       ---
SALT LAKE CITY
2255 South 300 West (l)       Salt Lake
                                City, UT                            1980     Light Industrial       4.56      103,018        83%
512 Lawndale Drive (m)        Salt Lake
                                City, UT                            1981     Light Industrial      35.00      396,372        88%
1270 West 2320 South          West Valley, UT                    1986/1992   R&D/Flex               1.49       13,025       100%
1275 West 2240 South          West Valley, UT                    1986/1992   R&D/Flex               2.06       38,227       100%
1288 West 2240 South          West Valley, UT                    1986/1992   R&D/Flex               0.97       13,300        57%
2235 South 1300 West          West Valley, UT                    1986/1992   Light Industrial       1.22       19,000        75%
1293 West 2200 South          West Valley, UT                    1986/1992   R&D/Flex               0.86       13,300       100%
1279 West 2200 South          West Valley, UT                    1986/1992   R&D/Flex               0.91       13,300        32%
1272 West 2240 South          West Valley, UT                    1986/1992   Light Industrial       3.07       34,870        64%
1149 West 2240 South          West Valley, UT                    1986/1992   Light Industrial       1.71       21,250       100%
1142 West 2320 South          West Valley, UT                       1997     Light Industrial       1.52       17,500       100%
1152 West 2240 South          West Valley, UT                       1999     R&D Flex              13.56       55,785        57%
                                                                                                            ---------       ---
                                                                             SUBTOTAL OR AVERAGE              738,947        84%
                                                                                                            ---------       ---
SOUTHERN NEW JERSEY
2-5 North Olnev Ave.          Cherry Hill, NJ                     1963/85    Light Industrial       2.10       58,139       100%
2 Springdale Road             Cherry Hill, NJ                       1968     Light Industrial       1.44       21,008       100%
4 Springdale Road (g)         Cherry Hill, NJ                     1963/85    Light Industrial       3.02       58,189       100%
8 Springdale Road             Cherry Hill, NJ                       1966     Light Industrial       3.02       45,054        93%
2050 Springdale Road          Cherry Hill, NJ                       1965     Light Industrial       3.40       51,060       100%
1 Esterbrook Lane             Cherry Hill, NJ                       1965     Light Industrial       1.71        8,610       100%
16 Springdale Road            Cherry Hill, NJ                       1967     Light Industrial       5.30       48,922       100%
5 Esterbrook Lane             Cherry Hill, NJ                     1966/88    Reg. Warehouse         5.45       39,167       100%
2 Pin Oak Lane                Cherry Hill, NJ                       1968     Light Industrial       4.45       51,230        44%
6 Esterbrook Lane             Cherry Hill, NJ                       1966     Light Industrial       3.96       32,914       100%
3 Computer Drive              Cherry Hill, NJ                       1966     Bulk Warehouse        11.40      181,000        67%

                               LOCATION                         YEAR BUILT-                      LAND AREA             OCCUPANCY AT
    BUILDING ADDRESS          CITY/STATE          ENCUMBRANCES   RENOVATED   BUILDING TYPE       (ACRES)      GLA        12/31/02
    ----------------          ----------          ------------  -----------  -------------      ----------  ---------  ------------
SOUTHERN NEW JERSEY (CONT.)
28 Springdale Road            Cherry Hill, NJ                       1967     Light Industrial       2.93       38,949       100%
3 Esterbrook Lane             Cherry Hill, NJ                       1968     Light Industrial       2.15       32,844       100%
4 Esterbrook Lane             Cherry Hill, NJ                       1969     Light Industrial       3.42       39,266       100%
26 Springdale Road            Cherry Hill, NJ                       1968     Light Industrial       3.25       29,492       100%
1 Keystone Ave.               Cherry Hill, NJ                       1969     Light Industrial       4.15       60,983        80%
1919 Springdale Road          Cherry Hill, NJ                       1970     Light Industrial       5.13       49,300       100%
21 Olnev Ave.                 Cherry Hill, NJ                       1969     Manufacturing          1.75       22,738       100%
19 Olnev Ave.                 Cherry Hill, NJ                       1971     Light Industrial       4.36       53,962       100%
2 Keystone Ave.               Cherry Hill, NJ                       1970     Light Industrial       3.47       50,922        81%
18 Olnev Ave.                 Cherry Hill, NJ                       1974     Light Industrial       8.85       62,542       100%
2030 Springdale Road          Cherry Hill, NJ                       1977     Light Industrial       6.24       88,872       100%
55 Carnegie Drive             Cherry Hill, NJ                       1988     Reg. Warehouse        15.20       90,804       100%
5 Carnegie Drive              Cherry Hill, NJ                       1987     Bulk Warehouse        13.70      142,750       100%
111 Whittendale Drive         Morristown, NJ                      1991/96    Reg. Warehouse         5.00       79,329       100%
9 Whittendale Drive           Morristown, NJ                        2000     Light Industrial       5.51       52,800       100%
1931 Olney Road               Cherry Hill, NJ                       1969     Light Industrial       2.90       45,770       100%
                                                                                                            ---------       ---
                                                                             SUBTOTAL OR AVERAGE            1,536,616        93%
                                                                                                            ---------       ---
ST. LOUIS
8921-8971 Frost Avenue        Hazelwood, MO           (a)           1971     Bulk Warehouse         2.00      100,000       100%
9043-9083 Frost Avenue        Hazelwood, MO           (a)         1970/77    Bulk Warehouse         2.69      145,000        74%
2121 Chapin Industrial Drive  Vinita Park, MO                     1969/94    Bulk Warehouse        23.40      281,105        78%
10431-10449 Midwest
  Industrial                  Olivette, MO                          1967     Light Industrial       2.40       55,125       100%
10751 Midwest Industrial
  Blvd.                       Olivette, MO                          1965     Light Industrial       1.70       44,100         0%
6951 N. Hanley(g)             Hazelwood, MO                         1965     Bulk Warehouse         9.50      129,614       100%
4560 Anglum Road              Hazelwood, MO                         1970     Light Industrial       2.60       35,114       100%
1037 Warson - Bldg A          St. Louis, MO                         1968     Light Industrial       4.00       64,143       100%
1037 Warson - Bldg B          St. Louis, MO                         1968     Light Industrial       4.00       97,154       100%
1037 Warson - Bldg C          St. Louis, MO                         1968     Light Industrial       4.00       79,252       100%
1037 Warson - Bldg D          St. Louis, MO                         1968     Light Industrial       4.00       92,081       100%
                                                                                                            ---------       ---
                                                                             SUBTOTAL OR AVERAGE            1,122,688        87%
                                                                                                            ---------       ---
TAMPA
6614 Adamo Drive              Tampa, FL                             1967     Reg. Warehouse         2.78       41,377       100%
6204 Benjamin Road            Tampa, FL                             1982     Light Industrial       4.16       60,975        79%
6206 Benjamin Road            Tampa, FL                             1983     Light Industrial       3.94       57,708        51%
6302 Benjamin Road            Tampa, FL                             1983     R&D/Flex               2.03       29,747       100%
6304 Benjamin Road            Tampa, FL                             1984     R&D/Flex               2.04       29,845        84%
6306 Benjamin Road            Tampa, FL                             1984     Light Industrial       2.58       37,861        87%
6308 Benjamin Road            Tampa, FL                             1984     Light Industrial       3.22       47,256        57%
5313 Johns Road               Tampa, FL                             1991     R&D/Flex               1.36       25,690       100%
5602 Thompson Center Court    Tampa, FL                             1972     R&D/Flex               1.39       14,914        83%
5411 Johns Road               Tampa, FL                             1997     Light Industrial       1.98       30,204        83%
5525 Johns Road               Tampa, FL                             1993     R&D/Flex               1.46       24,139       100%
5607 Johns Road               Tampa, FL                             1991     R&D/Flex               1.34       13,500       100%
5709 Johns Road               Tampa, FL                             1990     Light Industrial       1.80       25,480       100%
5711 Johns Road               Tampa, FL                             1990     Light Industrial       1.80       25,455       100%
5453 West Waters Avenue       Tampa, FL                             1987     R&D/Flex               0.66        7,200       100%
5455 West Waters Avenue       Tampa, FL                             1987     R&D/Flex               2.97       32,424        24%
5553 West Waters Avenue       Tampa, FL                             1987     Light Industrial       2.97       32,424       100%
5501 West Waters Avenue       Tampa, FL                             1990     R&D/Flex               1.53       15,870        83%
5503 West Waters Avenue       Tampa, FL                             1990     R&D/Flex               0.68        7,060       100%
5555 West Waters Avenue       Tampa, FL                             1990     R&D/Flex               2.31       23,947        85%
5557 West Waters Avenue       Tampa, FL                             1990     R&D/Flex               0.57        5,860       100%
5463 W. Waters Avenue         Tampa, FL               (f)           1996     R&D/Flex               3.50       44,427        91%
5903 Johns Road               Tampa, FL                             1987     Light Industrial       1.20       11,600       100%
5461 W. Waters Avenue         Tampa, FL                             1998     Light Industrial       1.84       21,778       100%
5471 W. Waters Avenue         Tampa, FL                             1999     R&D/Flex               2.00       23,778       100%
5505 Johns Road #7            Tampa, FL                             1999     Light Industrial       2.12       30,019       100%
5481 W. Waters Avenue         Tampa, FL                             1999     R&D/Flex               3.60       41,861       100%
5483 W. Waters Avenue         Tampa, FL                             1999     R&D/Flex               2.92       33,861       100%
6702-6712 Benjamin Road (k)   Tampa, FL                          1982/1984   Light Industrial       9.20      107,540        91%
5905 Breckenridge Parkway     Tampa, FL                             1982     R&D/Flex               1.67       18,720       100%
5907 Breckenridge Parkway     Tampa, FL                             1982     R&D/Flex               0.53        5,980       100%
5909 Breckenridge Parkway     Tampa, FL                             1982     R&D/Flex               1.60       18,000        84%
5911 Breckenridge Parkway     Tampa, FL                             1982     R&D/Flex               2.70       30,397       100%
5910 Breckenridge Parkway     Tampa, FL                             1982     R&D/Flex               4.77       53,591        46%
5912 Breckenridge Parkway     Tampa, FL                             1982     R&D/Flex               4.70       52,806        86%
4515-4519 George Road         Tampa, FL                             1985     Light Industrial       5.00       64,742        91%
6301 Benjamin Road            Tampa, FL                             1986     R&D/Flex               1.91       27,249       100%
5723 Benjamin Road            Tampa, FL                             1986     R&D/Flex               2.97       42,270       100%
6313 Benjamin Road            Tampa, FL                             1986     R&D/Flex               1.90       27,066       100%
5801 Benjamin Road            Tampa, FL                             1986     Light Industrial       3.83       54,550        91%
5802 Benjamin Road            Tampa, FL                             1986     R&D/Flex               4.06       57,705        66%

                             LOCATION                         YEAR BUILT-                      LAND AREA               OCCUPANCY AT
    BUILDING ADDRESS        CITY/STATE          ENCUMBRANCES   RENOVATED   BUILDING TYPE       (ACRES)        GLA        12/31/02
    ----------------        ----------          ------------  -----------  -------------      ----------   ----------  ------------
TAMPA (CONT.)
5925 Benjamin Road          Tampa, FL                            1986      R&D/Flex               2.05         29,109        69%
                                                                                                           ----------       ---
                                                                           SUBTOTAL OR AVERAGE              1,385,985        85%
                                                                                                           ----------       ---
OTHER
2800 Airport Road(j)        Denton, TX                           1968      Manufacturing         29.91        222,403       100%
3501 Maple Street           Abilene, TX                          1980      Manufacturing         34.42        123,700         0%
4200 West Harry Street(h)   Wichita, KS                          1972      Bulk Warehouse        21.45        177,655       100%
Industrial Park No. 2       West Lebanon, NH                     1968      Bulk Warehouse        10.27        156,200       100%
6601 S. 33rd Street         McAllen, TX                          1975      Reg. Warehouse         3.31         50,000       100%
9601 A Dessau Road          Austin, TX                           1999      Light Industrial       3.28         33,000        42%
9601 B Dessau Road          Austin, TX                           1999      Light Industrial       3.28         33,000       100%
9601 C Dessau Road          Austin, TX                           1999      Light Industrial       3.28         33,000       100%
555 Vista Blvd.             Sparks, NV                           1980      Bulk Warehouse        40.30        490,500       100%
                                                                                                           ----------       ---
                                                                             SUBTOTAL OR AVERAGE            1,319,458        89%
                                                                                                           ----------       ---
                                                                                         TOTAL             59,979,894        90%
                                                                                                           ==========       ===


(a) These properties collateralized a $37.4 million mortgage loan that was to mature on January 11, 2026. This loan was paid off and retired on January 13, 2003 and the properties that collateralized this mortgage loan are not currently collateralizing any mortgage loan.

(b) This property collateralizes a $5.7 million mortgage loan which matures on December 1, 2019.

(c) These properties collateralize a $6.0 million mortgage loan which matures on January 1, 2013.

(d) This property collateralizes a $5.9 million mortgage loan which matures on December 1, 2019.

(e) This property collateralizes a $2.2 million mortgage loan which matures on October 1, 2006.

(f) This property collateralizes a $2.5 million mortgage loan which matures on September 1, 2006.

(g)  Comprised of two properties.

(h)  Comprised of three properties.

(i)  Comprised of four properties.

(j)  Comprised of five properties.

(k)  Comprised of six properties.

(l)  Comprised of seven properties.

(m)  Comprised of 29 properties.

TENANT AND LEASE INFORMATION

         The Company has a diverse base of more than 2,500 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and six years and provide for periodic rental increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2002, approximately 90% of the GLA of the properties was leased, and no single tenant or group of related tenants accounted for more than 1.5% of the Company's rent revenues, nor did any single tenant or group of related tenants occupy more than 1.5% of the Company's total GLA as of December 31, 2002.

         The following table shows scheduled lease expirations for all leases for the Company's properties as of December 31, 2002.

                                                                    ANNUAL BASE RENT
                     NUMBER OF                       PERCENTAGE OF   UNDER EXPIRING    PERCENTAGE OF TOTAL
    YEAR OF           LEASES           GLA               GLA             LEASES          ANNUAL BASE RENT
 EXPIRATION (1)      EXPIRING       EXPIRING (2)       EXPIRING      (IN THOUSANDS)        EXPIRING (2)
---------------     -----------     ------------     -------------  ----------------   -------------------
2003                        787      12,711,346            23.7%     $    58,601               23.4%
2004                        591      12,171,402            22.7%          56,696               22.7%
2005                        588       9,784,258            18.2%          47,537               19.0%
2006                        304       6,145,570            11.4%          31,359               12.5%
2007                        214       5,507,764            10.3%          25,757               10.3%
2008                         64       1,834,679             3.4%           7,924                3.2%
2009                         42       2,878,814             5.4%          10,952                4.4%
2010                         20         909,762             1.7%           3,393                1.4%
2011                         19         615,638             1.1%           3,383                1.4%
2012                         14         384,883             0.7%           2,108                0.8%
Thereafter                   12         762,901             1.4%           2,267                0.9%
                    -----------     -----------     -----------      -----------        -----------
Total                     2,655      53,707,017           100.0%     $   249,977              100.0%
                    ===========     ===========     ===========      ===========        ===========

(1) Lease expirations as of December 31, 2002 assume tenants do not exercise existing renewal, termination, or purchase options.

(2)      Does not include existing vacancies of 6,272,877 aggregate square feet.

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

                                                                     DISTRIBUTION
    QUARTER ENDED                            HIGH          LOW         DECLARED
    ------------------                      --------    --------    -------------
    December 31, 2002                       $  30.69    $  25.98     $    .6850
    September 30, 2002                         33.38       28.90          .6800
    June 30, 2002                              36.50       32.81          .6800
    March 31, 2002                             34.81       30.39          .6800
    December 31, 2001                          32.18       27.07          .6800
    September 30, 2001                         33.35       28.43          .6575
    June 30, 2001                              32.20       30.04          .6575
    March 31, 2001                             34.50       31.34          .6575

         The Company had 534 common stockholders of record registered with its transfer agent as of March 7, 2003.

         The Company has determined that, for federal income tax purposes, approximately 42.16% of the total $107.0 million in distributions paid with respect to 2002 represents ordinary dividend income to its stockholders, 4.47% qualifies as short term capital gain, 14.11% qualifies as a 20 percent rate capital gain, 9.23% qualifies as a 25 percent rate capital gain and the remaining 30.03% represents a return of capital. Of the 14.11% of such dividends that qualify as 20 percent rate capital gain, 51.67% (or 7.29 percentage points) qualify as "qualified 5-year gain," to which, for certain taxpayers, a lower rate will apply. In order to maintain its status as a REIT, the Company is required to meet certain tests, including distributing at least 90% of its REIT taxable income, or approximately $1.71 per share for 2002. The Company's dividend policy is to meet the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code.

         The following information is required by section 201(d) of Regulation S-K:

                                    NUMBER OF SECURITIES    WEIGHTED-AVERAGE    NUMBER OF SECURITIES
                                     TO BE ISSUED UPON          EXERCISE        REMAINING AVAILABLE
                                        EXERCISE OF       PRICE OF OUTSTANDING  FOR FURTHER ISSUANCE
                                    OUTSTANDING OPTIONS,    OPTIONS, WARRANTS       UNDER EQUITY
        PLAN CATEGORY               WARRANTS AND RIGHTS        AND RIGHTS        COMPENSATION PLANS
---------------------------------   --------------------  --------------------  --------------------
  Equity Compensation
   Plans Approved by
   Security Holders .
                                             161,500         $        22.40             2,356,500

  Equity Compensation
 Plans Not Approved by
 Security Holders (1) .
                                           2,981,135                  30.48             1,219,977

                                      --------------         --------------         --------------
         Total                             3,142,635         $        30.06              3,576,477
                                      ==============         ==============         ==============

(1) See Notes 3 and 12 of the Notes to Consolidated Financial Statements contained herein for a description of the plan.

ITEM 6. SELECTED FINANCIAL DATA

         The following sets forth selected financial and operating data for the Company on a historical consolidated basis. The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The historical statements of operations for the years ended December 31, 2002, 2001 and 2000 include the results of operations of the Company as derived from the Company's audited financial statements. The historical statements of operations for the years ended December 31, 1999 and 1998 include the results of operations of the Company as derived from the Company's audited financial statements except that the results of operations of properties that were sold subsequent to December 31, 2001 that were not classified as held for sale at December 31, 2001 and the results of operations of properties that were classified as held for sale subsequent to December 31, 2001 are presented in discontinued operations if they met both of the following criteria: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposition and (b) the Company will not have any significant involvement in the operations of the property after the disposal transaction. The historical balance sheet data and other data as of December 31, 2002, 2001, 2000, 1999 and 1998 include the balances of the Company as derived from the Company's audited financial statements.

                                                                       Year        Year          Year         Year         Year
                                                                       Ended       Ended        Ended         Ended       Ended
                                                                      2/31/02     12/31/01     12/31/00     12/31/99     12/31/98
                                                                    ----------   ----------   ----------   ----------   ----------
                                                                           (In thousands, except per share and property data)

 STATEMENTS OF OPERATIONS DATA:
    Total Revenues ................................................ $  346,565   $  351,240   $  355,189   $  345,430   $  324,573
    Property Expenses .............................................   (106,987)    (104,366)    (102,653)     (92,538)     (94,252)
    General and Administrative Expense ............................    (19,610)     (18,609)     (17,129)     (13,259)     (12,983)
    Interest Expense ..............................................    (90,387)     (82,580)     (83,925)     (79,869)     (71,833)
    Amortization of Deferred Financing Costs ......................     (1,925)      (1,809)      (1,750)      (1,362)        (917)
    Depreciation and Other Amortization ...........................    (74,194)     (68,307)     (62,131)     (62,857)     (58,848)
    Valuation Provision on Real Estate (a) ........................         --       (9,500)      (2,900)          --           --
    Restructuring and Abandoned Pursuit Costs
      Charge (b) ..................................................         --           --           --           --      (11,941)
    Equity in Income (Loss) of Joint Ventures .....................        463         (791)         571          302           45

    Disposition of Interest Rate Protection
      Agreements (c) ..............................................         --           --           --           --       (8,475)
    Minority Interest Allocable to Continuing Operations ..........     (7,014)     (15,274)     (13,280)     (14,940)      (5,706)
    Gain on Sales of Real Estate ..................................     16,476       64,347       29,296       29,797        5,349
                                                                    ----------   ----------   ----------   ----------   ----------
    Income from Continuing Operations Before Extraordinary
       Loss and Cumulative Effect of Change in Accounting
       Principle ..................................................     63,387      114,351      101,288      110,704       65,012
    Income from Discontinued Operations (Including Gain on
       Sale of Real Estate of $54,657 for the Year Ended December
       31, 2002) (d) ..............................................     67,062       19,763       19,691       16,713       14,940
    Minority Interest Allocable to Discontinued Operations ........    (10,046)      (3,038)      (3,115)      (2,669)      (2,255)
    Extraordinary Loss (e) ........................................       (888)     (10,309)          --           --           --
    Minority Interest Allocable to Extraordinary Loss .............        134        1,597           --           --           --
    Cumulative Effect of Change in Accounting Principle (f) .......         --           --           --           --       (1,976)
                                                                    ----------   ----------   ----------   ----------   ----------
    Net Income ....................................................    119,649      122,364      117,864      124,748       75,721
    Preferred Stock Dividends .....................................    (23,432)     (30,001)     (32,844)     (32,844)     (30,610)
                                                                    ----------   ----------   ----------   ----------   ----------
    Net Income Available to Common Stockholders ................... $   96,217   $   92,363   $   85,020   $   91,904   $   45,111
                                                                    ==========   ==========   ==========   ==========   ==========
    Income from Continuing Operations Available to Common
       Stockholders Before Extraordinary Loss and Cumulative
       Effect of Change in Accounting Principle Per Weighted
       Average Common Share Outstanding:
             Basic ................................................ $     1.02   $     2.15   $     1.77   $     2.05   $      .92
                                                                    ==========   ==========   ==========   ==========   ==========
             Diluted .............................................. $     1.01   $     2.13   $     1.76   $     2.04   $      .91
                                                                    ==========   ==========   ==========   ==========   ==========
    Net Income Available to Common Stockholders Before
       Extraordinary Loss and Cumulative Effect of Change
       in Accounting Principle Per Weighted Average
       Common Share Outstanding:
             Basic ................................................ $     2.47   $     2.57   $     2.20   $     2.42   $     1.26
                                                                    ==========   ==========   ==========   ==========   ==========
             Diluted .............................................. $     2.46   $     2.56   $     2.18   $     2.41   $     1.25
                                                                    ==========   ==========   ==========   ==========   ==========
    Net Income Available to Common Stockholders
       Per Weighted Average Common Share
       Outstanding:
             Basic ................................................ $     2.45   $     2.35   $     2.20   $     2.42   $     1.20
                                                                    ==========   ==========   ==========   ==========   ==========
             Diluted .............................................. $     2.44   $     2.34   $     2.18   $     2.41   $     1.20
                                                                    ==========   ==========   ==========   ==========   ==========
    Distributions Per Share ....................................... $   2.7250   $   2.6525   $   2.5175   $    2.420   $    2.190
                                                                    ==========   ==========   ==========   ==========   ==========
    Weighted Average Number of Common Shares
       Outstanding:
             Basic ................................................     39,251       39,274       38,661       38,042       37,445
                                                                    ==========   ==========   ==========   ==========   ==========
             Diluted ..............................................     39,453       39,552       38,917       38,144       37,627
                                                                    ==========   ==========   ==========   ==========   ==========

    Net Income .................................................... $  119,649   $  122,364   $  117,864   $  124,748   $   75,721
    Other Comprehensive Income (Loss) :
    Cumulative Transition Adjustment ..............................         --      (14,920)          --           --           --
    Settlement of Interest Rate Protection Agreements .............      1,772         (191)          --           --           --
    Mark-to-Market of Interest Rate Protection Agreements .........       (126)        (231)          --           --           --
    Write-Off of Unamortized Interest Rate Protection
      Agreements Due to the Early Retirement of Debt ..............         --        2,156           --           --           --
    Amortization of Interest Rate Protection Agreements ...........        176          805           --           --           --
                                                                    ----------   ----------   ----------   ----------   ----------
    Comprehensive Income .......................................... $  121,471   $  109,983   $  117,864   $  124,748   $   75,721
                                                                    ==========   ==========   ==========   ==========   ==========

                                                              Year          Year            Year          Year           Year
                                                             Ended          Ended           Ended         Ended          Ended
                                                            12/31/02       12/31/01       12/31/00       12/31/99       12/31/98
                                                          ------------   ------------   ------------   ------------   ------------
                                                                        (In thousands, except per share and property data)

BALANCE SHEET DATA (END OF PERIOD):
   Real Estate, Before Accumulated Depreciation ......... $  2,697,269   $  2,714,927   $  2,440,810   $  2,597,592   $  2,583,033

   Real Estate, After Accumulated Depreciation ..........    2,388,781      2,438,107      2,221,109      2,386,136      2,407,147
   Real Estate Held for Sale, net .......................        7,040         30,750        236,422             --             --
   Total Assets .........................................    2,629,973      2,621,400      2,618,493      2,526,963      2,554,462
   Mortgage Loans Payable, Net, Unsecured Lines of
    Credit and Senior Unsecured Debt, Net ...............    1,442,149      1,318,450      1,221,356      1,147,639      1,191,882
   Total Liabilities ....................................    1,575,586      1,447,361      1,373,288      1,276,763      1,310,518
   Stockholders' Equity .................................      882,326        995,597      1,058,372      1,059,226      1,054,776

OTHER DATA:
   Cash Flows From Operating Activities ................. $    131,597   $    147,091   $    160,241   $    176,897   $    149,096
   Cash Flows From Investing Activities .................       34,591        (38,761)       (87,300)       (10,040)      (535,554)
   Cash Flows From Financing Activities .................     (166,188)      (116,061)       (67,819)      (186,071)       395,059

   Total Properties (g) .................................          908            918            969            967            987
   Total GLA, in Square Feet (g) ........................   59,979,894     64,002,809     68,242,713     67,029,135     69,253,383
   Occupancy Percentage (g) .............................           90%            91%            95%            96%            95%

----------

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

(c) The approximate $8.5 million loss on disposition of interest rate protection agreements for the year ended December 31, 1998 represents the Company's settlement, through the Operating Partnership, of an interest rate protection agreement that was scheduled to expire on January 4, 1999. This agreement was entered into in December 1997 in anticipation of 1998 senior unsecured debt offerings. Due to the changing market conditions and the Company's expectation that it would not issue debt securities associated with the interest rate protection agreement, the Company settled its position in the interest rate protection agreement.

(d) On January 1, 2002, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of property sold subsequent to December 31, 2001 that were not classified as held for sale at December 31, 2001 as well as the results of operations from properties that were classified as held for sale subsequent to December 31, 2001 be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (b) the Company will not have any significant involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

(e) In 2002, the Company paid off and retired certain senior unsecured debt. The Company recorded an extraordinary loss of approximately $.9 million which is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of pro rata unamortized deferred financing costs and legal costs. In 2001, the Company paid off and retired certain mortgage loans and certain senior unsecured debt. The Company recorded an extraordinary loss of approximately $10.3 million which is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing costs, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt prior to issuance, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

(f) In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the net unamortized balance of all start-up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed. Consistent with SOP 98-5, the Company reported a cumulative effect of a change in accounting principle in the amount of approximately $2.0 million to reflect the write-off of the unamortized balance of organizational costs on the Company's balance sheet.

(g)      As of end of period and excludes properties under development.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with "Selected Financial Data" and the historical Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

         First Industrial Realty Trust, Inc. was organized in the state of Maryland on August 10, 1993. First Industrial Realty Trust, Inc. is a real estate investment trust ("REIT"), as defined in the Internal Revenue Code. First Industrial Realty Trust, Inc. and its subsidiaries (the "Company") began operations on July 1, 1994. The Company's interests in its properties and land parcels are held through partnerships controlled by the Company, including First Industrial, L.P. (the "Operating Partnership"), of which the Company is the sole general partner, as well as, among others, First Industrial Financing Partnership, L.P., First Industrial Securities, L.P., First Industrial Mortgage Partnership, L.P., First Industrial Pennsylvania, L.P., First Industrial Harrisburg, L.P., First Industrial Indianapolis, L.P., FI Development Services, L.P. and TK-SV, LTD., of which the sole general partner of each is a wholly-owned subsidiary of the Company, and the sole limited partner of each is the Operating Partnership, as well as limited liability companies of which the Operating Partnership is the sole member. The Operating Partnership is also the sole stockholder of First Industrial Development Services, Inc. The Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to, three joint ventures which invest in industrial properties.

         The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company maintains an allowance for doubtful accounts which is based on estimates of potential losses which could result from the inability of the Company's tenants to satisfy outstanding billings with the Company. If the financial condition of the Company's tenants were to deteriorate, an increase in the allowance may be required. Also, the Company reviews its properties on a quarterly basis for impairment and provides a provision if impairments are determined. Future adverse changes in the Company's markets may cause an increase in this provision.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001

         At December 31, 2002, the Company owned 908 in-service properties with approximately 60.0 million square feet of gross leasable area ("GLA"), compared to 918 in-service properties with approximately 64.0 million square feet of GLA at December 31, 2001. During 2002, the Company acquired 90 in-service properties containing approximately 5.7 million square feet of GLA, completed development of 17 properties totaling approximately 3.2 million square feet of GLA and sold 110 in-service properties totaling approximately 11.3 million square feet of GLA, four out of service properties and several land parcels. The Company also took nine properties out of service that are under redevelopment, comprising approximately 1.8 million square feet of GLA, and placed in service two properties comprising approximately .2 million square feet of GLA.

         Rental income and tenant recoveries and other income decreased by approximately $4.7 million or 1.3% due primarily to a decrease in same store rental income and tenant recoveries and other income as discussed below, as well as a decrease in rental income and tenant recoveries and other income for the year ended December 31, 2002 as compared to the year ended December 31, 2001 due to properties sold subsequent to December 31, 2000 (other than property sales that were classified as discontinued operations). This decrease is partially offset by an increase in rental income and tenant recoveries and other income for the year ended December 31, 2002 as compared to the year ended December 31, 2001 due to properties acquired subsequent to December 31, 2000. Rental income and tenant recoveries and other income from in-service properties owned prior to January 1, 2001 decreased by approximately $3.4 million or 1.2% due primarily to a decrease in average occupied GLA for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by approximately $2.6 million or 2.5%. This increase is due primarily to an increase in same-store property expenses and an increase in property expenses for the year ended December 31, 2002 as compared to the year ended December 31, 2001 due to properties acquired subsequent to December 31, 2000. This increase is partially offset by a decrease in property expenses from in service properties sold subsequent to December 31, 2000 (other than property sales that were classified as discontinued operations). Property expenses from in-service properties owned prior to January 1, 2001 increased by approximately $4.0 million or 4.9% due primarily to an increase in repairs and maintenance expense, insurance expense and other expense. The increase in repairs and maintenance expense is due primarily to an increase in maintenance company expenses and related costs. The increase in insurance is due primarily to an increase in insurance premiums. The increase in other expense is primarily due to an increase in bad debt expense for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

         General and administrative expense increased by approximately $1.0 million due primarily to increases in employee compensation and additional employees for the year ended December 31, 2002 as compared to the year ended December 31, 2001, partially offset by the write-off of the Company's technology initiative investment of approximately $.7 million during the year ended December 31, 2001.

         Interest expense increased by approximately $7.8 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001 due primarily to an increase in the weighted average debt balance outstanding for the year ended December 31, 2002 ($1,433.0 million) as compared to the year ended December 31, 2001 ($1,310.3 million) and a decrease in capitalized interest for the year ended December 31, 2002 due to a decrease in development activities. This was partially offset by a decrease in the weighted average interest rate for the year ended December 31, 2002 (6.82%) as compared to the year ended December 31, 2001 (7.06%).

         Amortization of deferred financing costs increased by approximately $.1 million or 6.4% due primarily to the amortization of deferred financing costs associated with the issuance of additional senior unsecured debt.

         Depreciation and other amortization increased by approximately $5.9 million due primarily to additional depreciation and amortization recognized for properties acquired subsequent to December 31, 2000.

         The valuation provision on real estate of approximately $9.5 million for the year ended December 31, 2001 represents a valuation provision on certain properties located in the Columbus, Ohio, Des Moines, Iowa and Indianapolis, Indiana markets.

         Equity in income of joint ventures increased by approximately $1.3 million due primarily to the increase in gain on sale of real estate of one of the Company's joint ventures, the start-up of one of the Company's joint ventures in December 2001 and the Company recognizing its proportionate interest in a valuation provision recognized in one of the Company's joint ventures during the year ended December 31, 2001, offset by a loss on the sale of real estate of one of the Company's joint ventures.

         The approximate $16.5 million gain on sale of real estate for the year ended December 31, 2002 resulted from the sale of 12 industrial properties that were identified as held for sale at December 31, 2001, 16 industrial properties that were sold to one of the Company's joint ventures and several land parcels. Gross proceeds from these sales were approximately $156.8 million.

         The $64.3 million gain on sale of real estate for the year ended December 31, 2001 resulted from the sale of 132 industrial properties and several land parcels. Gross proceeds from these sales were approximately $386.9 million.

         Income from discontinued operations of approximately $67.1 million for the year ended December 31, 2002 reflects the results of operations and gain on sale of 86 industrial properties that were not held for sale at December 31, 2001 and were sold during the year ended December 31, 2002, the gain associated with the assignment of the right to third parties to purchase certain properties, as well as the results of operations of four industrial properties identified as held for sale at December 31, 2002. Gross proceeds from the sales of the 86 industrial properties were approximately $316.7 million, resulting in a gain on sale of real estate of approximately $54.7 million.

         Income from discontinued operations of approximately $19.8 million for the year ended December 31, 2001 reflects the results of operations of the 86 industrial properties that were not held for sale at December 31, 2001 and were sold during the year ended December 31, 2002 as well as the results of operations of four industrial properties identified as held for sale at December 31, 2002.

         The approximate $.9 million extraordinary loss for the year ended December 31, 2002 is due to the early retirement of senior unsecured debt. The extraordinary loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of pro rata unamortized deferred financing costs and legal costs.

         The $10.3 million extraordinary loss for the year ended December 31, 2001 is due to the early retirement of senior unsecured debt and various mortgage loans. The extraordinary loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing costs, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt prior to issuance, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

         At December 31, 2001, the Company owned 918 in-service properties with approximately 64.0 million square feet of GLA, compared to 969 in-service properties with approximately 68.2 million square feet of GLA at December 31, 2000. During 2001, the Company acquired 79 in-service properties containing approximately 4.4 million square feet of GLA, completed development of seven properties totaling approximately 1.1 million square feet of GLA and sold 128 in-service properties totaling approximately 8.9 million square feet of GLA, four out of service properties and several land parcels. The Company also took 13 properties out of service that were under redevelopment, comprising approximately 1.1 million square feet of GLA, and placed in service four properties comprising approximately .3 million square feet of GLA.

         Rental income and tenant recoveries and other income decreased by approximately $3.9 million or 1.1% due primarily to a decrease in rental income and tenant recoveries and other income for the year ended December 31, 2001 as compared to the year ended December 31, 2000 due to properties sold subsequent to December 31, 1999. This decrease is partially offset by an increase in rental income and tenant recoveries and other income for the year ended December 31, 2001 as compared to the year ended December 31, 2000 due to properties acquired subsequent to December 31, 1999. Rental income and tenant recoveries and other income from in-service properties owned prior to January 1, 2000 increased by approximately $3.5 million or 1.3% due primarily to an increase in recoverable income due to an increase in property expenses (as discussed below) for the year ended December 31, 2001 as compared to the year ended December 31, 2000.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $1.7 million or 1.7%. This increase is due primarily to an increase in same store property expenses as discussed below, as well as an increase in property expenses for the year ended December 31, 2001 as compared to the year ended December 31, 2000 due to properties acquired subsequent to December 31, 1999. This increase is partially offset by a decrease in property expenses for the year ended December 31, 2001 as compared to the year ended December 31, 2000 due to properties sold during the year ended December 31, 2000. Property expenses from in-service properties owned prior to January 1, 2000 increased by approximately $3.7 million or 5.1% due primarily to an increase in real estate taxes, repairs and maintenance, utilities expense and insurance expense. The increase in real estate taxes is primarily due to an increase in real estate taxes in many of the Company's markets. The increase in repairs and maintenance is due primarily to an increase in landscaping and related expenses, as well as an increase in maintenance fees. The increase in utilities expense increased due to an increase in gas and electricity expenses. The increase in insurance is due primarily to an increase in insurance premiums.

         General and administrative expense increased by approximately $1.5 million due primarily to increases in employee compensation and additional employees for the year ended December 31, 2001 as compared to the year ended December 31, 2000 and the write-off of the Company's technology initiative investment of approximately $.7 million during the year ended December 31, 2001.

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

         Depreciation and other amortization increased by approximately $6.2 million due primarily to additional depreciation and amortization recognized for properties acquired subsequent to December 31, 1999 as well as additional depreciation due to fewer properties classified as held for sale throughout the year ended December 31, 2001 as compared to the year ended December 31, 2000.

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

         Income from discontinued operations of approximately $19.8 million for the year ended December 31, 2001 reflects the results of operations of the 86 industrial properties that were not held for sale at December 31, 2001 and were sold during the year ended December 31, 2002 as well as the results of operations of four industrial properties identified as held for sale at December 31, 2002.

         Income from discontinued operations of approximately $19.7 million for the year ended December 31, 2000 reflects the results of operations of the 86 industrial properties that were not held for sale at December 31, 2001 and were sold during the year ended December 31, 2002 as well as the results of operations of four industrial properties identified as held for sale at December 31, 2002.

         The $10.3 million extraordinary loss for the year ended December 31, 2001 is due to the early retirement of senior unsecured debt and various mortgage loans. The extraordinary loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing costs, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt prior to issuance, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, the Company's restricted cash was approximately $31.1 million. Included in restricted cash are approximately $2.8 million of cash reserves required to be set aside under the 1995 Mortgage Loan (hereinafter defined) for payments of security deposit refunds, capital expenditures, interest, real estate taxes, insurance and re-leasing costs. The portion of the cash reserves relating to payments for capital expenditures, interest, real estate taxes and insurance was established monthly, distributed to the Company as such expenditures were made and was replenished to a level adequate to make the next periodic payment of such expenditures. The portion of the cash reserves relating to security deposit refunds was adjusted as tenants turned over. The portion of the cash reserves relating to re-leasing costs resulted from a deposit of a lease termination fee that was to be used to cover the costs of re-leasing that space. On January 13, 2003, the Company, through the Mortgage Partnership, paid off and retired the 1995 Mortgage Loan (hereinafter defined), at which time such cash reserves were released to the Company. Also included in restricted cash is approximately $28.3 million of gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Company exchanges into properties under Section 1031 of the Internal Revenue Code.

YEAR ENDED DECEMBER 31, 2002

         Net cash provided by operating activities of approximately $131.6 million for the year ended December 31, 2002 was comprised primarily of net income before minority interest of approximately $136.6 million and adjustments for non-cash items of approximately $12.6 million, partially offset by the net change in operating assets and liabilities of approximately $17.6 million. The adjustments for the non-cash items of approximately $12.6 million are primarily comprised of depreciation and amortization of approximately $84.7 million and an extraordinary loss of approximately $.9 million from the early retirement of debt, partially offset by the gain on sale of real estate of approximately $71.1 million and the effect of the straight-lining of rental income of approximately $1.9 million.

         Net cash provided by investing activities of approximately $34.6 million for the year ended December 31, 2002 was comprised primarily of the net proceeds from the sale of real estate, distributions from the Company's joint ventures and the repayment of mortgage loans receivable, partially offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, contributions to one of the Company's joint ventures and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes.

         Net cash used in financing activities of approximately $166.2 million for the year ended December 31, 2002 was comprised primarily of repayments on mortgage loans payable, the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock, the purchase of treasury shares, the purchase of U.S. Government securities used as substitute collateral to execute a legal defeasances of portions of the 1995 Mortgage Loan (hereinafter defined), common and preferred stock dividends and unit distributions, debt issuance costs incurred in conjunction with the issuance of senior unsecured debt, the partial payoff of the 2027 Notes (hereinafter defined), net repayments under the Company's unsecured lines of credit and the redemption of the Company's Series B Preferred Stock (hereinafter defined), partially offset by the proceeds from the issuance of senior unsecured debt, net proceeds from the issuance of common stock and a book overdraft.

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

         Net cash used in investing activities of approximately $38.8 million for the year ended December 31, 2001 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate and contributions to one of the Company's joint ventures, offset by the net proceeds from the sale of real estate, distributions from two of three of the Company's joint ventures, a decrease in restricted cash due to the use of restricted cash to purchase properties to effect Section 1031 exchanges and the repayment of mortgage loans receivable.

         Net cash used in financing activities of approximately $116.1 million for the year ended December 31, 2001 was comprised primarily of repayments on mortgage loans payable, the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock, the purchase of treasury shares, the purchase of U.S. Government securities used as substitute collateral to execute a legal defeasance of a portion of the 1995 Mortgage Loan (hereinafter defined), common and preferred stock dividends and unit distributions, debt issuance costs incurred in conjunction with the issuance of senior unsecured debt, prepayment fees incurred in the early retirement of two mortgage loans, the payoff of senior unsecured debt and the redemption of approximately $41.3 million in preferred stock, offset by net borrowings under the Company's unsecured line of credit, the proceeds from the issuance of senior unsecured debt, net proceeds from the issuance of common stock and a book overdraft.

YEAR ENDED DECEMBER 31, 2000

         Net cash provided by operating activities of approximately $160.2 million for the year ended December 31, 2000 was comprised primarily of net income before minority interest of approximately $134.3 million, adjustments for non-cash items of approximately $44.4 million offset by the net change in operating assets and liabilities of approximately $18.5 million. The adjustments for the non-cash items of approximately $44.4 million are primarily comprised of depreciation and amortization of approximately $72.3 million and a valuation provision on real estate of approximately $2.9 million, partially offset by the gain on sale of real estate of approximately $29.3 million and the effect of the straight-lining of rental income of approximately $1.5 million.

         Net cash used in investing activities of approximately $87.3 million for the year ended December 31, 2000 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate and an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes, partially offset by the net proceeds from the sale of real estate, distributions from the Company's joint ventures and the repayment of mortgage loans receivable.

         Net cash used in financing activities of approximately $67.8 million for the year ended December 31, 2000 was comprised primarily of repayments on mortgage loans payable, the purchase of treasury shares, the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock, the purchase of U.S. Government securities used as substitute collateral to execute a legal defeasance of a portion of the 1995 Mortgage Loan (hereinafter defined), common and preferred stock dividends and unit distributions and debt issuance costs incurred in conjunction with the Company's unsecured line of credit, partially offset by the net borrowings under the Company's unsecured line of credit and net proceeds from the issuance of common stock.

RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

         The ratio of earnings to fixed charges and preferred stock dividends was 1.18, 1.20 and 1.38 for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in earnings to fixed charges and preferred stock dividends between fiscal years 2002 and 2001 is primarily due to a decrease in income from continuing operations in fiscal year 2002 due to a decrease in rental income and tenant recoveries and other income and an increase in depreciation and amortization expense for fiscal year 2002 as compared to fiscal year 2001 as discussed in "Results of Operations" above, offset by a valuation provision on real estate in fiscal year 2001 as discussed in "Results of Operations" above. The decrease in earnings to fixed charges and preferred stock dividends between fiscal years 2001 and 2000 is primarily due to a decrease in income from continuing operations in fiscal year 2001 due to a decrease in rental income and tenant recoveries and other income, an increase in depreciation and amortization expense and an increase in a valuation provision on real estate for fiscal year 2001 as compared to fiscal year 2000 as discussed in "Results of Operations" above.

SEGMENT REPORTING

         Management views the Company as a single segment.

INVESTMENT IN REAL ESTATE, DEVELOPMENT OF REAL ESTATE AND SALE OF REAL ESTATE

         During the year ended December 31, 2002, the Company acquired 90 industrial properties comprising, in the aggregate, approximately 5.7 million square feet of GLA and several land parcels for an aggregate purchase price of approximately $239.4 million, excluding costs incurred in conjunction with the acquisition of the properties. Twenty-nine of the 90 industrial properties acquired, comprising approximately .8 million square feet of GLA, were acquired from two of the Company's joint ventures for an aggregate purchase price of approximately $32.3 million. The Company also completed the development of 17 industrial properties comprising approximately 3.2 million square feet of GLA at a cost of approximately $116.8 million.

         During the year ended December 31, 2002, the Company sold 86 industrial properties comprising approximately 8.5 million square feet of GLA that were not classified as held for sale at December 31, 2001, 12 properties comprising approximately .9 million square feet of GLA that were classified as held for sale at December 31, 2001, 16 properties comprising approximately 2.5 million square feet of GLA that were sold to one of the Company's joint ventures, several land parcels and assigned the right to third parties to purchase certain properties. Gross proceeds from these sales were approximately $473.5 million. In accordance with FAS 144 (hereinafter defined), the results of operations and gain on sale of real estate for the 86 of the 114 sold properties that were not identified as held for sale at December 31, 2001 and the gain associated with the assignment of the right to third parties to purchase certain properties are included in discontinued operations.

         The Company has committed to the construction of 31 development projects totaling approximately 2.8 million square feet of GLA for an estimated investment of approximately $155.9 million. Of this amount, approximately $26.2 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flow from operations and borrowings under the Company's 2002 Unsecured Line of Credit (hereinafter defined). The Company expects to place in service all of these development projects during the next twelve months. There can be no assurance that the Company will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

REAL ESTATE HELD FOR SALE

         At December 31, 2002, the Company had four industrial properties comprising approximately .3 million square feet of GLA held for sale. Income from operations of the four industrial properties held for sale for the years ended December 31, 2002, 2001 and 2000 is approximately $1.0 million, $1.1 million and $.9 million, respectively. Net carrying value of the industrial properties held for sale at December 31, 2002 is approximately $7.0 million. In accordance with FAS 144 (hereinafter defined), the results of operations of the four industrial properties identified as held for sale during 2002, are included in discontinued operations. There can be no assurance that such properties held for sale will be sold.

INVESTMENTS IN JOINT VENTURES

         During the year ended December 31, 2002, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized, in the aggregate, approximately $1.9 million (net of the intercompany elimination) in acquisition, asset management and property management fees from the Company's three industrial real estate joint ventures. The Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, invested approximately $8.2 million and received distributions of approximately $2.7 million from the Company's three industrial real estate joint ventures. As of December 31, 2002, the Company's three industrial real estate joint ventures owned or had economic interests in 77 industrial properties comprising approximately 7.2 million square feet of GLA.

MORTGAGE LOANS PAYABLE

         On December 29, 1995 the Company, through the Mortgage Partnership, borrowed $40,200 under a mortgage loan (the "1995 Mortgage Loan"). In June 2000, the Company purchased approximately $1.2 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $1.2 million of the 1995 Mortgage Loan. In March 2001, the Company purchased approximately $1.1 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $1.1 million of the 1995 Mortgage Loan. In January 2002, the Company purchased approximately $.8 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $.8 million of the 1995 Mortgage Loan. In June 2002, the Company purchased approximately $1.9 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $1.9 million of the 1995 Mortgage Loan. In December 2002, the Company purchased approximately $11.1 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $11.1 million of the 1995 Mortgage Loan. The terms of these legal defeasances require the Mortgage Partnership to use the gross proceeds from the maturities of the U.S. Government securities to paydown and subsequently retire the defeased portion of the 1995 Mortgage Loan in January 2003. Upon the execution of these legal defeasances, seven properties collateralizing the 1995 Mortgage Loan were released and subsequently sold. The Company is carrying the defeased portions of the 1995 Mortgage Loan on its balance sheet until it pays down and retires the defeased portions of the 1995 Mortgage Loan in January 2003. The 1995 Mortgage Loan provided for monthly principal and interest payments based on a 28-year amortization schedule and was to mature on January 11, 2026. The interest rate under the 1995 Mortgage Loan was fixed at 7.22% per annum through January 11, 2003. After January 11, 2003, the interest rate was to adjust through a predetermined formula based on the applicable Treasury rate. At December 31, 2002, the 1995 Mortgage Loan was collateralized by 16 properties held by the Mortgage Partnership. On January 13, 2003, the Company, through the Mortgage Partnership, paid off and retired the 1995 Mortgage Loan.

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

         On January 31, 1997, the Company, through the Operating Partnership, assumed a loan in the amount of approximately $.7 million (the "LB Loan II"). On June 14, 2002, the Company, through the Operating Partnership, paid off and retired the LB Loan II with no prepayment fee.

         On August 31, 1998, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of approximately $1.0 million (the "Acquisition Mortgage Loan VI"). On July 2, 2002, the Company, through the Operating Partnership, paid off and retired the Acquisition Mortgage Loan VI with no prepayment fee.

         On March 20, 1996, the Company, through the Operating Partnership and the Indianapolis Partnership, entered into a $36.8 million mortgage loan (the "CIGNA Loan"). On October 1, 2002, the Company, through the Operating Partnership, paid off and retired the CIGNA Loan with no prepayment fee.

         On December 23, 1997, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of approximately $3.6 million (the "Acquisition Mortgage Loan III"). On December 4, 2002, the Company, through the Operating Partnership, paid off and retired the Acquisition Mortgage Loan III with no prepayment fee.

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

         On May 13, 1997, the Company, through the Operating Partnership, issued $100 million of senior unsecured debt which matures on May 15, 2027 and bears a coupon interest rate of 7.15% (the "2027 Notes"). The issue price of the 2027 Notes was 99.854%. The 2027 Notes were redeemable, at the option of the holders thereof, on May 15, 2002. The Company received redemption notices from holders representing approximately $84.9 million of the 2027 Notes outstanding. On May 15, 2002, the Company paid off and retired approximately $84.9 million of the 2027 Notes. Due to the partial payoff of the 2027 Notes, the Company has recorded an extraordinary loss of approximately $.9 million comprised of the amount paid above the carrying amount of the 2027 Notes, the write-off of the pro rata unamortized deferred financing costs and legal costs.

UNSECURED LINE OF CREDIT

         On September 27, 2002, the Company, through the Operating Partnership, amended and restated its $300 million unsecured line of credit (the "2002 Unsecured Line of Credit", formerly, the "2000 Unsecured Line of Credit"). The 2002 Unsecured Line of Credit matures on September 30, 2005 and bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Company's election. The net unamortized deferred financing costs related to the 2000 Unsecured Line of Credit and any additional deferred financing costs incurred amending the 2002 Unsecured Line of Credit are being amortized over the life of the 2002 Unsecured Line of Credit in accordance with Emerging Issues Task Force Issue 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements".

INTEREST RATE SWAP AGREEMENTS

         In January 2002 and August 2002, the Company, through the Operating Partnership, entered into two interest rate swap agreements (the "Interest Rate Swap Agreements") which fixed the interest rate on a portion of the Company's 2002 Unsecured Line of Credit. The Company designated the Interest Rate Swap Agreements as cash flow hedges. The January 2002 interest rate swap agreement has a notional value of $25 million, is effective from February 4, 2002 through February 4, 2003 and fixed the LIBOR rate at 2.4975%. The August 2002 interest rate swap agreement has a notional value of $25 million, is effective from September 5, 2002 through September 5, 2003 and fixed the LIBOR rate at 1.884%. Any payments or receipts from the Interest Rate Swap Agreements will be treated as a component of interest expense. The Company anticipates that the Interest Rate Swap Agreements will be highly effective, and, as a result, the change in value will be shown in other comprehensive income.

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

         This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at December 31, 2002 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

         In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

         At December 31, 2002, $1,346.8 million (approximately 93.4% of total debt at December 31, 2002) of the Company's debt was fixed rate debt (included in the fixed rate debt is $75.0 million of borrowings under the Company's 2002 Unsecured Line of Credit which the Company fixed the interest rate via interest rate swap agreements) and $95.3 million (approximately 6.6% of total debt at December 31, 2002) was variable rate debt. The Company also has outstanding a written put option (the "Written Option"), which was issued in conjunction with the initial offering of one tranche of senior unsecured debt. Currently, the Company does not enter into financial instruments for trading or other speculative purposes.

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

         Based upon the amount of variable rate debt outstanding at December 31, 2002, a 10% increase or decrease in the interest rate on the Company's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.3 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at December 31, 2002 by approximately $52.0 million to $1,412.7 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at December 31, 2002 by approximately $56.5 million to $1,521.2 million. A 10% increase in interest rates would decrease the fair value of the Written Option at December 31, 2002 by approximately $2.6 million to $13.9 million. A 10% decrease in interest rates would increase the fair value of the Written Option at December 31, 2002 by approximately $2.8 million to $19.3 million.

ISSUANCE OF RESTRICTED STOCK AND EMPLOYEE STOCK OPTIONS

         During the year ended December 31, 2002, the Company awarded 90,260 shares of restricted common stock to certain employees and 3,720 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $3.2 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

         During the year ended December 31, 2002, the Company issued 945,600 non-qualified employee stock options to certain officers, Directors and employees of the Company. These non-qualified employee stock options vest over periods from one to three years, have a strike price of $30.53 - $33.15 per share and expire ten years from the date of grant.

COMMON STOCK

         For the year ended December 31, 2002, certain employees of the Company exercised 561,418 non-qualified employee stock options. Proceeds to the Company were approximately $15.9 million.

DIVIDENDS/DISTRIBUTIONS

         On April 1, 2002, the Company paid quarterly preferred stock dividends of $54.688 per share (equivalent to $.54688 per Depositary Share) on its 8 3/4%, $.01 par value, Series B Cumulative Preferred Stock (the "Series B Preferred Stock"), $53.906 per share (equivalent to $.53906 per Depositary Share) on its 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the "Series C Preferred Stock"), $49.687 per share (equivalent to $.49687 per Depositary Share) on its 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the "Series D Preferred Stock") and $49.375 per share (equivalent to $.49375 per Depositary Share) on its 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the "Series E Preferred Stock"). The preferred stock dividends paid on April 1, 2002 totaled, in the aggregate, approximately $7.2 million. On May 14, 2002, the Company paid a prorated second quarter dividend of $26.736 per share, totaling approximately $1.1 million, on its Series B Preferred Stock. On July 1, 2002, September 30, 2002 and December 31, 2002, the Company paid quarterly preferred stock dividends of $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, $49.687 per share (equivalent to $.49687 per Depositary Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its Series E Preferred Stock. The preferred stock dividends paid on July 1, 2002, September 30, 2002 and December 31, 2002 totaled, in the aggregate, approximately $5.0 million per fiscal quarter.

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

TREASURY STOCK

         During the year ended December 31, 2002, the Company repurchased 1,091,500 shares of its common stock at a weighted average price of approximately $27.02 per share.

SUBSEQUENT EVENTS

         On January 13, 2003, the Company, through the Mortgage Partnership, paid off and retired the 1995 Mortgage Loan.

         On January 27, 2003, the Company and the Operating Partnership paid a fourth quarter 2002 distribution of $.6850 per common share/unit, totaling approximately $31.1 million.

         On March 5, 2003, the Company declared a first quarter 2003 distribution of $.6850 per common share/unit on its common stock/units which is payable on April 21, 2003. The Company also declared first quarter 2003 dividends of $53.906 per share ($.53906 per Depositary share), $49.687 per share ($.49687 per Depositary share) and $49.375 per share ($.49375 per Depositary share) on its Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, respectively, totaling, in the aggregate, approximately $5.0 million, which is payable on March 31, 2003.

         From January 1, 2003 to March 7, 2003, the Company awarded 1,073 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $.03 million on the date of grant. The restricted common stock vests over ten years. Compensation expense will be charged to earnings over the respective vesting period.

         From January 1, 2003 to March 7, 2003, the Company acquired or completed development of two industrial properties for a total estimated investment of approximately $26.7 million. The Company also sold six industrial properties and two land parcels for approximately $15.7 million of gross proceeds during this period.

         From January 1, 2003 to March 7, 2003, the Company repurchased 37,300 shares of its common stock at a weighted average price of approximately $26.73 per share.

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

         The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, the issuance of long-term unsecured indebtedness and the issuance of additional equity securities. As of December 31, 2002 and March 7, 2003, $589.2 million of common stock, preferred stock and depositary shares and approximately $250.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under the 2002 Unsecured Line of Credit. At December 31, 2002, borrowings under the 2002 Unsecured Line of Credit bore interest at a weighted average interest rate of 2.88%. As of March 7, 2003, the Company had approximately $91.7 million available in additional borrowings under the 2002 Unsecured Line of Credit. The 2002 Unsecured Line of Credit bears interest at a floating rate of LIBOR plus .70% or the Prime Rate, at the Company's election.

RELATED PARTY TRANSACTIONS

         The Company periodically engages in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of Michael W. Brennan, the President and Chief Executive Officer and a director of the Company, is an employee of CB Richard Ellis, Inc. For the year ended December 31, 2002, this relative received approximately $.1 million in brokerage commissions paid by the Company.

ENVIRONMENTAL

         The Company incurred environmental costs of approximately $.1 million and approximately $.5 million in 2002 and 2001, respectively. The Company estimates 2003 costs of approximately $.5 million. The Company estimates that the aggregate cost which needs to be expended in 2003 and beyond with regard to currently identified environmental issues will not exceed approximately $.5 million, a substantial amount of which will be the primary responsibility of the tenant, the seller to the Company or another responsible party. This estimate was determined by a third party evaluation.

INFLATION

         For the last several years, inflation has not had a significant impact on the Company because of the relatively low inflation rates in the Company's markets of operation. Most of the Company's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. In addition, many of the outstanding leases expire within six years which may enable the Company to replace existing leases with new leases at higher base rentals if rents of existing leases are below the then-existing market rate.

OTHER

         In January 2002, the Company adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of property sold subsequent to December 31, 2001 that were not classified as held for sale at December 31, 2001 as well as the results of operations from properties that were classified as held for sale subsequent to December 31, 2001 be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and
(b) the Company will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

         In April 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds both Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("FAS 4"), and the amendment to FAS 4, Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. FAS 145 is effective for transactions occurring subsequent to May 15, 2002. In January of 2003, the Company paid off and retired the 1995 Mortgage Loan. As this pay off and retirement was prior to the stated maturity date of the 1995 Mortgage Loan, the Company wrote off unamortized deferred financing costs in the amount of approximately $1.5 million. Prior to the issuance of FAS 145, this write off would have been characterized as extraordinary. Under FAS 145, it is not considered extraordinary but part of continuing operations. The Company believes FAS 145 will not have an impact on its consolidated financial position or liquidity.

         In June 2002, the FASB issued Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. FAS 146 applies to costs associated with an exit or disposal activity including, but not limited to, costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees and certain one-time termination benefits provided to current employees that are involuntarily terminated. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect FAS 146 to have a material effect on its consolidated financial position, liquidity, or results of operations.

         In November 2002, the FASB issued Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, FIN 45 requires footnote disclosure of certain other information pertaining to guarantees. FIN 45 generally applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying variable that is related to an asset, liability, or an equity security of the guaranteed party, contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligation agreement, and, in some cases, indirect guarantees of the indebtedness of others. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure requirements of FIN 45 as of December 15, 2002 and does not expect the recognition requirements, which are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure requirements of FIN 45 as of December 15, 2002 and does not expect the recognition requirements, which are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, to have a material impact on the Company's financial position, liquidity, or results of operations.

         In December 2002, the FASB issued Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("FAS 148"). FAS 148 amends Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company is adopting FAS 123, as amended by FAS 148, beginning January 1, 2003 using the Prospective Method of transition as described in FAS 148. The Company does not expect FAS 148 to have a material effect on its consolidated financial position, liquidity, or results of operations.

         In January 2003, the FASB issued Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities- an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of special purpose entities ("SPEs") to which the usual condition for consolidation described in Accounting Research Bulletin No. 51 does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. For Variable Interest Entities created before February 1, 2003, the provisions of FIN 46 are effective no later than the beginning of the first interim or annual reporting period that starts after June 15, 2003. For Variable Interest Entities created after January 31, 2003, the provisions of FIN 46 are effective immediately. The Company is currently assessing the impact of FIN 46 on its consolidated financial position, liquidity, and results of operations.

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

                  The information required by Item 10, Item 11, Item 12 and Item 13 will be contained in the Registrant's definitive proxy statement expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year, and thus is incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K. Information contained in the parts of such proxy statement captioned "Stock Performance Graph", "Report of the Compensation Committee", "Report of the Audit Committee" and in statements with respect to the independence of the Audit Committee, and the Audit Committee Charter attached to such proxy statement, are specifically not incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

                  The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) and 15d-14(c)) as of a date within 90 days before the filing date of this report, have concluded that as of such date the Company's disclosure controls and procedures were effective.

                  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the paragraph above.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

         (a)      FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND
                  EXHIBITS

                  (1 & 2) See Index to Financial Statements and Financial
                          Statement Schedule on page F-1 of this Form 10-K

                  (3) Exhibits:

Exhibits           Description
--------           -----------

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

3.2 Amended and Restated Bylaws of the Company, dated September 4, 1997 (incorporated by reference to Exhibit 1 of the Company's Form 8-K, dated September 4, 1997, as filed on September 29, 1997, File No. 1-13102)

3.3 Articles of Amendment to the Company's Articles of Incorporation, dated June 20, 1994 (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

3.4 Articles of Amendment to the Company's Articles of Incorporation, dated May 31, 1996 (incorporated by reference to Exhibit 3.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

3.5 Articles Supplementary relating to the Company's 8 5/8% Series C Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated June 6, 1997, File No. 1-13102)

3.6 Articles Supplementary relating to the Company's 7.95% Series D Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated February 6, 1998, File No. 1-13102)

3.7 Articles Supplementary relating to the Company's 7.90% Series E Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

3.8 Articles Supplementary relating to the Company's Junior Participating Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.10 of Form S-3 of the Company and First Industrial, L.P. dated September 24, 1997, Registration No. 333-29879)

4.1 Deposit Agreement, dated June 6, 1997, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Company, dated June 6, 1997, File No. 1-13102)

4.2 Deposit Agreement, dated February 6, 1998, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Company, dated February 6, 1998, File No. 1-13102)

4.3 Deposit Agreement, dated March 18, 1998, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

4.4 Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.5 Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

Exhibits           Description
--------           -----------

4.6 Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011(incorporated by reference to Exhibit 4.4 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.7 Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P., dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)

4.8 6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.17 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

4.9 7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

4.10 7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

4.11 Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.12 Rights Agreement, dated as of September 16, 1997, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 99.1 of Form 8-A12B as filed on September 24, 1997, File No. 1-13102)

4.13 7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.14 Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.'s 7.60% Notes due July 15, 2008 (incorporated by reference to
                   Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.15 7.375% Note due 2011 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.15 of First Industrial, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)

4.16 Supplemental Indenture No.6, dated as of March 19, 2001, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.'s 7.375% Notes due March 15, 2011 (incorporated by reference to
                   Exhibit 4.16 of First Industrial, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)

4.17 Registration Rights Agreement, dated as of March 19, 2001, among First Industrial, L.P. and Credit Suisse First Boston Corporation, Chase Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney, Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.17 of First Industrial, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)

4.18 Second Amended and Restated Unsecured Revolving Credit Agreement, dated as of September 27, 2002, among First Industrial L.P., First Industrial Realty Trust, Inc., Bank One, NA and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2002, File No. 1-13102)

4.19 Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and the U.S. Bank National Association, relating to First Industrial, L.P.'s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated April 4, 2002, File No. 333-21873)

4.20 Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P.,

Exhibits           Description
--------           -----------
                   dated April 4, 2002, File No. 333-21873)

4.21 Form of 7.75% Notes due 2032 in the principal amount of $50.0 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Form 8-K of First Industrial, L.P., dated April 4, 2002, File No. 333-21873)

10.1 Sixth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (the "LP Agreement"), dated March 18, 1998 (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

10.2 First Amendment to the L.P. Agreement dated April 1, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)

10.3 Second Amendment to the L.P. Agreement dated April 3, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)

10.4 Third Amendment to the L.P. Agreement dated April 16, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1998, File No. 1-13102)

10.5 Fourth Amendment to the L.P. Agreement dated June 24, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)

10.6 Fifth Amendment to the L.P. Agreement dated July 16, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1998, File No. 1-13102)

10.7 Sixth Amendment to the L.P. Agreement dated August 31, 1998 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

10.8 Seventh Amendment to the L.P. Agreement dated October 21, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

10.9 Eighth Amendment to the L.P. Agreement dated October 30, 1998 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

10.10 Ninth Amendment to the L.P. Agreement dated November 5, 1998 (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 1998, File No. 1-13102)

10.11 Tenth Amendment to the L.P. Agreement dated January 28, 2000 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-13102)

10.12 Eleventh Amendment to the L.P. Agreement dated January 28, 2000 (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-13102

10.13 Twelfth Amendment to the L.P. Agreement dated June 27, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2000, File No. 1-13102)

10.14 Thirteenth Amendment to the L.P. Agreement dated September 1, 2000 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

10.15 Fourteenth Amendment to the L.P. Agreement dated October 13, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

10.16 Fifteenth Amendment to the L.P. Agreement dated October 13, 2000 (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2000, File No. 1-13102)

Exhibits           Description
--------           -----------

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

10.24+ First Industrial Realty Trust, Inc. Deferred Income Plan (incorporated by reference to Exhibit 10 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1996, File No. 1-13102)

10.25 Contribution Agreement, dated March 19, 1996, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, dated April 3, 1996, File No. 1-13102)

10.26 Contribution Agreement, dated January 31, 1997, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

10.27+ Employment Agreement, dated February 1, 1997, between the Company and Michael W. Brennan (incorporated by reference to
                   Exhibit 10.60 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

10.28+             1997 Stock Incentive Plan (incorporated by reference to
                   Exhibit 10.62 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

10.29+ Settlement Agreement dated January 31, 2001 between First Industrial, L.P., First Industrial Realty Trust, Inc. and Gary H. Heigl (incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-13102)

10.30+             2001 Stock Incentive Plan (incorporated by reference to
                   Exhibit 10.34 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-13102)

10.31 Nineteenth Amendment to the L.P. Agreement, dated June 26, 2002 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2002, File No 1-13102)

10.32+ Employment Agreement, dated March 31, 2002, between First Industrial Realty Trust, Inc. and Michael J. Havala (incorporated by reference to Exhibit 10.1 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 2002, File No. 1-13102)

10.33+ Employment Agreement, dated March 31, 2002, between First Industrial Realty Trust, Inc. and Johannson L. Yap (incorporated by reference to Exhibit 10.2 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 2002, File No. 1-13102)

10.34+ Employment Agreement, dated March 25, 2002, between First Industrial Realty Trust, Inc. and

Exhibits           Description
--------           -----------
                   David P. Draft (incorporated by reference to Exhibit 10.3 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 2002, File No. 1-13102)

12.1* Computation of ratios of earnings to fixed charges and preferred stock dividends of the Company

21.1*              Subsidiaries of the Registrant

23  *              Consent of PricewaterhouseCoopers LLP

99.1*              Certification pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002

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

                                 FIRST INDUSTRIAL REALTY TRUST, INC.


Date:  March 7, 2003             By:     /s/ Michael W. Brennan
                                      ------------------------------------------------
                                      Michael W. Brennan
                                      President, Chief Executive Officer and Director
                                      (Principal Executive Officer)


Date: March 7, 2003              By:      /s/ Michael J. Havala                       .
                                      ------------------------------------------------
                                      Michael J. Havala
                                      Chief Financial Officer
                                      (Principal Financial Officer)


Date: March 7, 2003              By:    /s/ Scott A. Musil                             .
                                      -------------------------------------------------
                                      Scott A. Musil
                                      Senior Vice President, Controller, Treasurer and Assistant Secretary
                                      (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                       Date
---------                                   -----                                       ----
/s/ Jay H. Shidler                          Chairman of the Board of Directors          March 7, 2003
--------------------------------------
    Jay H. Shidler

/s/ Michael W. Brennan                      President, Chief Executive Officer          March 7, 2003
--------------------------------------      and Director
    Michael W. Brennan

/s/ Michael G. Damone                       Director of Strategic Planning              March 7, 2003
--------------------------------------      and Director
    Michael G. Damone

--------------------------------------      Director
    John L. Lesher

/s/ Kevin W. Lynch                          Director                                    March 7, 2003
--------------------------------------
    Kevin W. Lynch

/s/ John E. Rau                             Director                                    March 7, 2003
--------------------------------------
    John E. Rau

/s/ Robert J. Slater                        Director                                    March 7, 2003
--------------------------------------
    Robert J. Slater

/s/ W. Edwin Tyler                          Director                                    March 7, 2003
--------------------------------------
    W. Edwin Tyler

/s/ J. Steven Wilson                        Director                                    March 7, 2003
--------------------------------------
    J. Steven Wilson

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Michael W. Brennan, certify that:

1. I have reviewed this annual report on Form 10-K of First Industrial Realty Trust, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

                                          /s/ Michael W. Brennan
                                          --------------------------------------
                                          Michael W. Brennan
                                          President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Michael J. Havala, certify that:

1. I have reviewed this annual report on Form 10-K of First Industrial Realty Trust, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003
                                                 /s/ Michael J. Havala
                                                 ------------------------------
                                                 Michael J. Havala
                                                 Chief Financial Officer

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

3.3                 Articles of Amendment to the Company's Articles of
                    Incorporation, dated June 20, 1994 (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

3.4                 Articles of Amendment to the Company's Articles of
                    Incorporation, dated May 31, 1996 (incorporated by reference to Exhibit 3.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

3.5                 Articles Supplementary relating to the Company's 8 5/8%
                    Series C Cumulative Preferred Stock, $.01 par value
                    (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated June 6, 1997, File No. 1-13102)

3.6                 Articles Supplementary relating to the Company's 7.95%
                    Series D Cumulative Preferred Stock, $.01 par value
                    (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated February 6, 1998, File No. 1-13102)

3.7                 Articles Supplementary relating to the Company's 7.90%
                    Series E Cumulative Preferred Stock, $.01 par value
                    (incorporated by reference to Exhibit 3.9 of the Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    1997, File No. 1-13102)

3.8                 Articles Supplementary relating to the Company's Junior
                    Participating Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.10 of Form S-3 of the Company and First Industrial, L.P. dated September 24, 1997,
                    Registration No. 333-29879)

4.1                 Deposit Agreement, dated June 6, 1997, by and among the
                    Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Company, dated June 6, 1997, File No. 1-13102)

4.2                 Deposit Agreement, dated February 6, 1998, by and among the
                    Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Company, dated February 6, 1998, File No. 1-13102)

4.3                 Deposit Agreement, dated March 18, 1998, by and among the
                    Company, First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No.
                    1-13102)

4.4                 Indenture, dated as of May 13, 1997, between First
                    Industrial, L.P. and First Trust National Association, as
                    Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March
                    31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.5 Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National
                    Association as Trustee relating to $150 million of 7.60%
                    Notes due 2007 and $100 million of 7.15% Notes due 2027
                    (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30,
                    1997, File No. 1-13102)

Exhibits            Description
--------            -----------
4.6                 Supplemental Indenture No. 2, dated as of May 22, 1997,
                    between First Industrial, L.P. and First Trust National
                    Association as Trustee relating to $100 million of 7 3/8%
                    Notes due 2011(incorporated by reference to Exhibit 4.4 of the Form 10-Q of First Industrial, L.P. for the fiscal
                    quarter ended March 31, 1997, File No. 333-21873)

4.7                 Supplemental Indenture No. 3 dated October 28, 1997 between
                    First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine
                    Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P., dated
                    November 3, 1997, as filed November 3, 1997, File No.
                    333-21873)

4.8 6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.17 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No.
                    1-13102)

4.9 7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No.
                    1-13102)

4.10 7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No.
                    1-13102)

4.11                Trust Agreement, dated as of May 16, 1997, between First
                    Industrial, L.P. and First Bank National Association, as
                    Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.12 Rights Agreement, dated as of September 16, 1997, between the Company and First Chicago Trust Company of New York, as
                    Rights Agent (incorporated by reference to Exhibit 99.1 of
                    Form 8-A12B as filed on September 24, 1997, File No.
                    1-13102)

4.13 7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P.
                    dated July 15, 1998, File No. 333-21873)

4.14 Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and the U.S. Bank Trust
                    National Association, relating to First Industrial, L.P.'s
                    7.60% Notes due July 15, 2008 (incorporated by reference to
                    Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated
                    July 15, 1998, File No. 333-21873)

4.15 7.375% Note due 2011 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.15 of First Industrial, L.P.'s Annual Report on
                    Form 10-K for the year ended December 31, 2000, File No.
                    333-21873)

4.16 Supplemental Indenture No.6, dated as of March 19, 2001, between First Industrial, L.P. and the U.S. Bank Trust
                    National Association, relating to First Industrial, L.P.'s
                    7.375% Notes due March 15, 2011 (incorporated by reference to Exhibit 4.16 of First Industrial, L.P.'s Annual Report on
                    Form 10-K for the year ended December 31, 2000, File No.
                    333-21873)

4.17 Registration Rights Agreement, dated as of March 19, 2001, among First Industrial, L.P. and Credit Suisse First Boston
                    Corporation, Chase Securities, Inc., Merrill Lynch, Pierce,
                    Fenner & Smith Incorporated, Salomon Smith Barney, Inc.,
                    Banc of America Securities LLC, Banc One Capital Markets,
                    Inc. and UBS Warburg LLC (incorporated by reference to
                    Exhibit 4.17 of First Industrial, L.P.'s Annual Report on
                    Form 10-K for the year ended December 31, 2000, File No.
                    333-21873)

4.18                Second Amended and Restated Unsecured Revolving Credit
                    Agreement, dated as of September 27, 2002, among First
                    Industrial L.P., First Industrial Realty Trust, Inc., Bank
                    One, NA and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended September 30, 2002, File No. 1-13102)

4.19 Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and the U.S. Bank National
                    Association, relating to First Industrial, L.P.'s 6.875%
                    Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First
                    Industrial, L.P. dated April 4, 2002, File No. 333-21873)

4.20 Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First
                    Industrial, L.P.,

Exhibits            Description
--------            -----------

                    dated April 4, 2002, File No. 333-21873)

4.21 Form of 7.75% Notes due 2032 in the principal amount of $50.0 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Form 8-K of First
                    Industrial, L.P., dated April 4, 2002, File No. 333-21873)

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

10.12               Eleventh Amendment to the L.P. Agreement dated January 28,
                    2000 (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1999, File No. 1-13102

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

Exhibits            Description
--------            -----------
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

10.26               Contribution Agreement, dated January 31, 1997, among FR
                    Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1996, File No. 1-13102)

10.27+              Employment Agreement, dated February 1, 1997, between the
                    Company and Michael W. Brennan (incorporated by reference to
                    Exhibit 10.60 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

10.28+              1997 Stock Incentive Plan (incorporated by reference to
                    Exhibit 10.62 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

10.29+              Settlement Agreement dated January 31, 2001 between First
                    Industrial, L.P., First Industrial Realty Trust, Inc. and
                    Gary H. Heigl (incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the year ended
                    December 31, 2000, File No. 1-13102)

10.30+              2001 Stock Incentive Plan (incorporated by reference to
                    Exhibit 10.34 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-13102)

10.31               Nineteenth Amendment to the L.P. Agreement, dated June 26,
                    2002 (incorporated by reference to Exhibit 10.1 of the Form
                    10-Q of the Company for the fiscal quarter ended June 30, 2002, File No 1-13102)

10.32+              Employment Agreement, dated March 31, 2002, between First
                    Industrial Realty Trust, Inc. and Michael J. Havala
                    (incorporated by reference to Exhibit 10.1 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 2002, File No. 1-13102)

10.33+              Employment Agreement, dated March 31, 2002, between First
                    Industrial Realty Trust, Inc. and Johannson L. Yap
                    (incorporated by reference to Exhibit 10.2 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 2002, File No. 1-13102)

10.34+              Employment Agreement, dated March 25, 2002, between First
                    Industrial Realty Trust, Inc. and

Exhibits            Description
--------            -----------

                    David P. Draft (incorporated by reference to Exhibit 10.3 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 2002, File No. 1-13102)

12.1* Computation of ratios of earnings to fixed charges and preferred stock dividends of the Company

21.1*               Subsidiaries of the Registrant

23  *               Consent of PricewaterhouseCoopers LLP

99.1*               Certification pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002

           *    Filed herewith.
           +    Indicates a compensatory plan or arrangement contemplated by
                Item 14 a (3) of Form 10-K.

                       FIRST INDUSTRIAL REALTY TRUST, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                                                  PAGE
                                                                                                  ----
FINANCIAL STATEMENTS

    Report of Independent Accountants............................................................  F-2

    Consolidated Balance Sheets of First Industrial Realty Trust, Inc. (the "Company")
    as of December 31, 2002 and 2001.............................................................  F-3

    Consolidated Statements of Operations and Comprehensive Income of the Company for
    the Years Ended December 31, 2002, 2001 and 2000.............................................  F-4

    Consolidated Statements of Changes in Stockholders' Equity of the Company for the
    Years Ended December 31, 2002, 2001 and 2000.................................................  F-5

    Consolidated Statements of Cash Flows of the Company for the Years Ended
    December 31, 2002, 2001 and 2000.............................................................  F-6

    Notes to Consolidated Financial Statements...................................................  F-7


FINANCIAL STATEMENT SCHEDULE

    Report of Independent Accountants............................................................  S-1

    Schedule III:  Real Estate and Accumulated Depreciation......................................  S-2

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of First Industrial Realty Trust, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of First Industrial Realty Trust, Inc. and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".



                                            PricewaterhouseCoopers LLP




Chicago, Illinois
February 11, 2003

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                               December 31,      December 31,
                                                                                                   2002              2001
                                                                                               ------------      ------------
                                                                ASSETS
             Assets:
                Investment in Real Estate:
                   Land ..................................................................     $    415,598      $    421,828
                   Buildings and Improvements ............................................        2,158,082         2,137,666
                   Furniture, Fixtures and Equipment .....................................            1,258             1,258
                   Construction in Progress ..............................................          122,331           154,175
                   Less: Accumulated Depreciation ........................................         (308,488)         (276,820)
                                                                                               ------------      ------------
                           Net Investment in Real Estate .................................        2,388,781         2,438,107

                Real Estate Held For Sale, Net of Accumulated Depreciation and
                   Amortization of $2,135 at December 31, 2002 and $4,033 at
                   December 31, 2001 .....................................................            7,040            30,750
                Restricted Cash ..........................................................           31,118            22,764
                Tenant Accounts Receivable, Net ..........................................           10,578            11,956
                Investments in Joint Ventures ............................................           12,545             9,010
                Deferred Rent Receivable .................................................           14,277            15,442
                Deferred Financing Costs, Net ............................................           12,927            11,717
                Prepaid Expenses and Other Assets, Net ...................................          152,707            81,654
                                                                                               ------------      ------------
                           Total Assets ..................................................     $  2,629,973      $  2,621,400
                                                                                               ============      ============

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
             Liabilities:
                Mortgage Loans Payable, Net ..............................................     $     59,989      $     87,459
                Senior Unsecured Debt, Net ...............................................        1,211,860         1,048,491
                Unsecured Line of Credit .................................................          170,300           182,500
                Accounts Payable and Accrued Expenses ....................................           72,807            71,031
                Rents Received in Advance and Security Deposits ..........................           29,524            26,684
                Dividends/Distributions Payable ..........................................           31,106            31,196
                                                                                               ------------      ------------
                           Total Liabilities .............................................        1,575,586         1,447,361
                                                                                               ------------      ------------

             Minority Interest ...........................................................          172,061           178,442
             Commitments and Contingencies ...............................................               --                --

             Stockholders' Equity:
             Preferred Stock ($.01 par value, 10,000,000 shares authorized,
                 20,000, 50,000 and 30,000 shares of Series C, D and E
                 Cumulative Preferred Stock, respectively, issued and
                 outstanding at December 31, 2002 and December 31, 2001, having a liquidation preference of $2,500 per share ($50,000), $2,500 per share ($125,000) and $2,500 per share ($75,000),
                 respectively, as well as 40,000 shares of Series B Cumulative
                 Preferred Stock issued and outstanding at December 31, 2001, having a liquidation preference of $2,500 per share
                 ($100,000)) .............................................................                1                 1
             Common Stock ($.01 par value, 100,000,000 shares authorized,
                 41,087,421 and 40,302,287 shares issued and 38,598,321 and
                 38,904,687 shares outstanding at December 31, 2002 and 2001,
                 respectively) ...........................................................              411               403
             Additional Paid-in-Capital ..................................................        1,124,622         1,197,877
             Distributions in Excess of Accumulated Earnings .............................         (158,251)         (143,958)
             Unearned Value of Restricted Stock Grants ...................................           (4,307)           (6,247)
             Accumulated Other Comprehensive Loss ........................................          (10,559)          (12,381)
             Treasury Shares, at cost (2,489,100 shares at December 31, 2002
                 and 1,397,600 shares at December 31, 2001) ..............................          (69,591)          (40,098)
                                                                                               ------------      ------------
                             Total Stockholders' Equity ..................................          882,326           995,597
                                                                                               ------------      ------------
                             Total Liabilities and Stockholders' Equity ..................     $  2,629,973      $  2,621,400
                                                                                               ============      ============


    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                       Year Ended          Year Ended           Year Ended
                                                                    December 31, 2002   December 31, 2001   December 31, 2000
                                                                    -----------------   -----------------   -----------------
Revenues:
  Rental Income .................................................     $    263,720         $    266,575       $    278,243
  Tenant Recoveries and Other Income ............................           82,845               84,665             76,946
                                                                      ------------         ------------       ------------
        Total Revenues ..........................................          346,565              351,240            355,189
                                                                      ------------         ------------       ------------

Expenses:
  Real Estate Taxes .............................................           50,915               53,652             54,265
  Repairs and Maintenance .......................................           21,796               18,391             16,951
  Property Management ...........................................           12,528               12,021             12,612
  Utilities .....................................................            9,122                8,926              9,229
  Insurance .....................................................            2,790                2,012              1,309
  Other .........................................................            9,836                9,364              8,287
  General and Administrative ....................................           19,610               18,609             17,129
  Interest Expense ..............................................           90,387               82,580             83,925
  Amortization of Deferred Financing Costs ......................            1,925                1,809              1,750
  Depreciation and Other Amortization ...........................           74,194               68,307             62,131
  Valuation Provision on Real Estate ............................               --                9,500              2,900
                                                                      ------------         ------------       ------------
       Total Expenses ...........................................          293,103              285,171            270,488
                                                                      ------------         ------------       ------------

Income from Continuing Operations Before Equity in Income
   (Loss) of Joint Ventures, Income Allocated to Minority
   Interest and Gain on Sale of Real Estate .....................           53,462               66,069             84,701
Equity in Income (Loss) of Joint Ventures .......................              463                 (791)               571
Gain on Sale of Real Estate .....................................           16,476               64,347             29,296
Minority Interest Allocable to Continuing Operations ............           (7,014)             (15,274)           (13,280)
                                                                      ------------         ------------       ------------
Income from Continuing Operations ...............................           63,387              114,351            101,288
Income from Discontinued Operations (Including Gain on Sale
   of Real Estate of $54,657 for the Year Ended December 31,
   2002) ........................................................           67,062               19,763             19,691
Minority Interest Allocable to Discontinued Operations ..........          (10,046)              (3,038)            (3,115)
                                                                      ------------         ------------       ------------
Net Income Before Extraordinary Loss ............................          120,403              131,076            117,864
Extraordinary Loss ..............................................             (888)             (10,309)                --
Minority Interest Allocable to Extraordinary Loss ...............              134                1,597                 --
                                                                      ------------         ------------       ------------
Net Income ......................................................          119,649              122,364            117,864
Less: Preferred Stock Dividends .................................          (23,432)             (30,001)           (32,844)
                                                                      ------------         ------------       ------------
Net Income Available to Common Stockholders .....................     $     96,217         $     92,363       $     85,020
                                                                      ============         ============       ============

Income From Continuing Operations Available to Common
Stockholders Before Extraordinary Loss Per Weighted Average
Common Share Outstanding:
        Basic ...................................................     $       1.02         $       2.15       $       1.77
                                                                      ============         ============       ============
        Diluted .................................................     $       1.01         $       2.13       $       1.76
                                                                      ============         ============       ============
Net Income Available to Common Stockholders Before
   Extraordinary Loss Per Weighted Average Common Share
   Outstanding:
        Basic ...................................................     $       2.47         $       2.57       $       2.20
                                                                      ============         ============       ============
        Diluted .................................................     $       2.46         $       2.56       $       2.18
                                                                      ============         ============       ============

Net Income Available to Common Stockholders Per Weighted
   Average Common Share Outstanding:
        Basic ...................................................     $       2.45         $       2.35       $       2.20
                                                                      ============         ============       ============
        Diluted .................................................     $       2.44         $       2.34       $       2.18
                                                                      ============         ============       ============

Net Income ......................................................     $    119,649         $    122,364       $    117,864
Other Comprehensive Income (Loss):
   Cumulative Transition Adjustment .............................               --              (14,920)                --
   Settlement of Interest Rate Protection Agreements ............            1,772                 (191)                --
   Mark-to-Market of Interest Rate Protection Agreements ........             (126)                (231)                --
   Write-Off of Unamortized Interest Rate Protection
        Agreement Due to the Early Retirement of Debt ...........               --                2,156                 --
   Amortization of Interest Rate Protection Agreements ..........              176                  805                 --
                                                                      ------------         ------------       ------------
Comprehensive Income ............................................     $    121,471         $    109,983       $    117,864
                                                                      ============         ============       ============

    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                Year Ended        Year Ended        Year Ended
                                                                               December 31,      December 31,      December 31,
                                                                                   2002              2001              2000
                                                                               ------------      ------------      ------------
Preferred Stock - Beginning of Year ......................................     $          1      $         18      $         18
Redemption of Series A Preferred Stock ...................................               --               (17)               --
                                                                               ------------      ------------      ------------
Preferred Stock - End of Year ............................................     $          1      $          1      $         18
                                                                               ============      ============      ============

Common Stock - Beginning of Year .........................................     $        403      $        392      $        382
   Net Proceeds from the Issuance of Common Stock ........................                6                 8                 5
   Issuance of Restricted Stock ..........................................                1                 1                 3
   Repurchase and Retirement of Restricted Stock .........................               (1)               (1)               --
   Conversion of Units to Common Stock ...................................                2                 3                 2
                                                                               ------------      ------------      ------------
Common Stock - End of Year ...............................................     $        411      $        403      $        392
                                                                               ============      ============      ============

Additional Paid-In Capital - Beginning of Year ...........................     $  1,197,877      $  1,205,435      $  1,177,364
   Net Proceeds from the Issuance of Common Stock ........................           16,241            18,886            12,764
   Issuance of Restricted Stock ..........................................            3,231             3,132             9,686
   Repurchase and Retirement of Restricted Stock .........................           (1,694)           (1,568)             (466)
   Amortization of Stock Based Compensation ..............................              646               899               383
   Redemption of Series A Preferred Stock ................................               --           (36,701)               --
   Redemption of Series B Preferred Stock ................................          (96,293)               --                --
   Conversion of Units to Common Stock ...................................            4,614             7,794             5,704
                                                                               ------------      ------------      ------------
Additional Paid-In Capital - End of Year .................................     $  1,124,622      $  1,197,877      $  1,205,435
                                                                               ============      ============      ============

Dist. in Excess of Accum. Earnings - Beginning of Year ...................     $   (143,958)     $   (126,962)     $   (114,451)
   Preferred Stock Dividends ($215.624 per Series C Preferred Share,
   $198.748 per Series D Preferred Share and $197.500 per Series E
      Preferred Share at December 31, 2002, 2001 and 2000, $81.424,
      $218.750 and $218.750 per Series B Preferred Share at December
      31, 2002, 2001 and 2000, respectively, and $.652 and $2.375 per
      Series A Preferred Share at December 31, 2001 and 2000,
      respectively) ......................................................          (23,432)          (30,001)          (32,844)
   Distributions ($2.7250, $2.6525 and $2.5175 per Share/Unit at
      December 31, 2002, 2001 and 2000, respectively) ....................         (125,785)         (123,118)         (115,749)
   Redemption of Series A Preferred Stock ................................               --            (4,577)               --
   Redemption of Series B Preferred Stock ................................           (3,148)               --                --
   Repurchase and Retirement of Restricted Stock .........................             (342)             (375)               --
   Net Income Before Minority Interest ...................................          136,575           139,079           134,259
   Minority Interest:
      Allocation of Income ...............................................          (16,926)          (16,715)          (16,395)
   Distributions ($2.7250, $2.6525 and $2.5175 per Share/Unit at
      December 31, 2002, 2001 and 2000, respectively) ....................           18,765            18,711            18,218
                                                                               ------------      ------------      ------------
Dist. in Excess of Accum. Earnings - End of Year .........................     $   (158,251)     $   (143,958)     $   (126,962)
                                                                               ============      ============      ============

Unearned Value of Rest. Stock Grants - Beginning of Year .................     $     (6,247)     $     (8,812)     $     (4,087)
   Issuance of Restricted Stock ..........................................           (3,232)           (3,133)           (9,689)
   Amortization of Restricted Stock Grants ...............................            5,172             5,698             4,964
                                                                               ------------      ------------      ------------
Unearned Value of Rest. Stock Grants - End of Year .......................     $     (4,307)     $     (6,247)     $     (8,812)
                                                                               ============      ============      ============

Treasury Shares, at cost- Beginning of Year ..............................     $    (40,098)     $    (11,699)     $         --
   Purchase of Treasury Shares ...........................................          (29,493)          (28,399)          (11,699)
                                                                               ------------      ------------      ------------
Treasury Shares, at cost - End of Year ...................................     $    (69,591)     $    (40,098)     $    (11,699)
                                                                               ============      ============      ============

Accum. Other Comprehensive Income - Beginning of Year ....................     $    (12,381)     $         --      $         --
   Cumulative Transition Adjustment ......................................               --           (14,920)               --
   Settlement of Interest Rate Protection Agreements .....................            1,772              (191)               --
   Mark-to-Market of Interest Rate Protection Agreements .................             (126)             (231)               --
   Write-Off of Unamortized Interest Rate Protection
    Agreement Due to the Early Retirement of Debt ........................               --             2,156                --
   Amortization of Interest Rate Protection Agreements ...................              176               805                --
                                                                               ------------      ------------      ------------
Accum. Other Comprehensive Income - End of Year ..........................     $    (10,559)     $    (12,381)     $         --
                                                                               ============      ============      ============
Total Stockholders' Equity at End of Year ................................     $    882,326      $    995,597      $  1,058,372
                                                                               ============      ============      ============

    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                Year Ended        Year Ended        Year Ended
                                                                               December 31,      December 31,      December 31,
                                                                                   2002              2001              2000
                                                                               ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income .............................................................     $    119,649      $    122,364      $    117,864
  Income Allocated to Minority Interest ..................................           16,926            16,715            16,395
                                                                               ------------      ------------      ------------
  Income Before Minority Interest ........................................          136,575           139,079           134,259
  Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
     Depreciation ........................................................           67,525            65,944            59,840
     Amortization of Deferred Financing Costs ............................            1,925             1,809             1,750
     Other Amortization ..................................................           15,295            15,465            10,703
     Valuation Provision on Real Estate ..................................               --             9,500             2,900
     Equity in (Income) Loss of Joint Ventures ...........................             (463)              791              (571)
     Distributions from Joint Ventures ...................................              463                --               571
     Gain on Sale of Real Estate .........................................          (71,133)          (64,347)          (29,296)
     Extraordinary Loss ..................................................              888            10,309                --
     Increase in Tenant Accounts Receivable and Prepaid Expenses
        and Other Assets, Net ............................................          (13,701)          (20,438)          (23,658)
     Increase in Deferred Rent Receivable ................................           (1,947)           (3,499)           (1,474)
     Increase (Decrease) in Accounts Payable and Accrued Expenses and
        Rents Received in Advance and Security Deposits ..................           (3,728)           (6,070)            4,811
     (Increase) Decrease in Restricted Cash ..............................             (102)           (1,452)              406
                                                                               ------------      ------------      ------------
          Net Cash Provided by Operating Activities ......................          131,597           147,091           160,241
                                                                               ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of and Additions to Investment in Real Estate ................         (337,399)         (400,008)         (494,084)
  Net Proceeds from Sales of Investment in Real Estate ...................          365,687           352,975           407,849
  Contributions to and Investments in Joint Ventures .....................           (8,207)           (6,025)              (37)
  Distributions from Joint Ventures ......................................            2,260             1,524               287
  Repayment of Mortgage Loans Receivable .................................           20,502             9,870            20,954
  (Increase) Decrease in Restricted Cash .................................           (8,252)            2,903           (22,269)
                                                                               ------------      ------------      ------------
          Net Cash Provided by (Used in) Investing Activities ............           34,591           (38,761)          (87,300)
                                                                               ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds from the Issuance of Common Stock .........................           15,895            18,521            12,478
  Repurchase of Restricted Stock .........................................           (2,037)           (1,944)             (466)
  Purchase of Treasury Shares ............................................          (29,493)          (28,399)          (11,699)
  Purchase of U.S. Government Securities .................................          (13,669)           (1,123)           (1,244)
  Proceeds from Senior Unsecured Debt ....................................          247,950           199,390                --
  Other Proceeds from Senior Unsecured Debt ..............................            1,772                --                --
  Repayments of Senior Unsecured Debt ....................................          (84,930)         (100,000)               --
  Redemption of Preferred Stock ..........................................         (100,000)          (41,295)               --
  Dividends/Distributions ................................................         (125,875)         (122,203)         (113,632)
  Preferred Stock Dividends ..............................................          (23,432)          (38,212)          (24,633)
  Repayments on Mortgage Loans Payable ...................................          (39,234)          (15,042)           (2,300)
  Proceeds from Unsecured Lines of Credit ................................          500,100           398,300           290,200
  Repayments on Unsecured Lines of Credit ................................         (512,300)         (385,800)         (214,200)
  Book Overdraft .........................................................            2,885            10,709                --
  Cost of Debt Issuance and Prepayment Fees ..............................           (3,820)           (8,963)           (2,323)
                                                                               ------------      ------------      ------------
          Net Cash Used in Financing Activities ..........................         (166,188)         (116,061)          (67,819)
                                                                               ------------      ------------      ------------
  Net (Decrease) Increase in Cash and Cash Equivalents ...................               --            (7,731)            5,122
  Cash and Cash Equivalents, Beginning of Period .........................               --             7,731             2,609
                                                                               ------------      ------------      ------------
  Cash and Cash Equivalents, End of Period ...............................     $         --      $         --      $      7,731
                                                                               ============      ============      ============


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

         First Industrial Realty Trust, Inc. and its subsidiaries (the "Company") began operations on July 1, 1994. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner. The Company is the sole stockholder of First Industrial Finance Corporation, First Industrial Pennsylvania Corporation, First Industrial Harrisburg Corporation, First Industrial Securities Corporation, First Industrial Mortgage Corporation, First Industrial Indianapolis Corporation, FI Development Services Corporation and First Industrial Florida Finance Corporation, which are the sole general partners of First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P. (the "Mortgage Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), FI Development Services, L.P. and TK-SV, LTD., respectively, and the Operating Partnership is the sole limited partner. The Operating Partnership is also the sole member of limited liability companies and the sole stockholder of First Industrial Development Services, Inc. The Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to the September 1998 Joint Venture (hereinafter defined), the September 1999 Joint Venture (hereinafter defined) and the December 2001 Joint Venture (hereinafter defined).

         As of December 31, 2002, the Company owned 908 in-service properties located in 24 states, containing an aggregate of approximately 60.0 million square feet (unaudited) of gross leasable area ("GLA"). Of the 908 properties owned by the Company, 755 are held by the Operating Partnership, 19 are held by the Financing Partnership, 16 are held by the Securities Partnership, 16 are held by the Mortgage Partnership, 45 are held by the Pennsylvania Partnership, eight are held by the Harrisburg Partnership, five are held by the Indianapolis Partnership, one is held by TK-SV, LTD., 19 are held by limited liability companies of which the Operating Partnership is the sole member and 24 are held by First Industrial Development Services, Inc.

2. BASIS OF PRESENTATION

         First Industrial Realty Trust, Inc. is the sole general partner of the Operating Partnership, with an approximate 85.0% ownership interest at December 31, 2002. Minority interest at December 31, 2002, represents the approximate 15.0% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

         The consolidated financial statements of the Company at December 31, 2002 and 2001 and for each of the years ended December 31, 2002, 2001 and 2000 include the accounts and operating results of the Company and its subsidiaries. Such financial statements present the Company's minority equity interests in the September 1998 Joint Venture (hereinafter defined), the September 1999 Joint Venture (hereinafter defined) and the December 2001 Joint Venture (hereinafter defined) under the equity method of accounting. All significant intercompany transactions have been eliminated in consolidation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2002 and 2001, and the reported amounts of revenues and expenses for each of the years ended December 31, 2002, 2001 and 2000. Actual results could differ from those estimates.

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

         Investment in Real Estate is carried at cost. The Company reviews its properties on a quarterly basis for impairment and provides a provision if impairments are found. To determine if impairment may exist, the Company reviews its properties and identifies those that have had either an event of change or event of circumstances warranting further assessment of recoverability (such as a decrease in occupancy). If further assessment of recoverability is needed, the Company estimates the future net cash flows expected to result from the use of the property and its eventual disposition, on an individual property basis. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property on an individual property basis, the Company will recognize an impairment loss based upon the estimated fair value of such property. For properties management considers held for sale, the Company ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will classify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. Properties held for sale at December 31, 2002 represent properties in which the Company has an executed contract to sell.

         Interest costs, real estate taxes, compensation costs of development personnel and other directly related costs incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:

                                                                                                 Years
                                                                                                 -----
                  Buildings and Improvements............................................         31.5 to 40
                  Land Improvements.....................................................         15
                  Furniture, Fixtures and Equipment.....................................         5 to 10

         Construction expenditures for tenant improvements, leasehold improvements and leasing commissions (inclusive of compensation costs of leasing personnel) are capitalized and amortized over the terms of each specific lease. Repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized.

Deferred Financing Costs

         Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $7,618 and $5,945 at December 31, 2002 and 2001, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.

Investments in Joint Ventures

         Investments in Joint Ventures represents the Company's minority equity interests in the September 1998 Joint Venture (hereinafter defined), the September 1999 Joint Venture (hereinafter defined) and the December 2001

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Joint Venture (hereinafter defined). The Company accounts for its Investments in Joint Ventures under the equity method of accounting. Under the equity method of accounting, the Company's share of earnings or losses of the September 1998 Joint Venture (hereinafter defined), the September 1999 Joint Venture (hereinafter defined) and the December 2001 Joint Venture (hereinafter defined) is reflected in income as earned and contributions or distributions increase or decrease, respectively, the Company's Investments in Joint Ventures as paid or received, respectively.


Employee Benefit Plans

         At December 31, 2002, the Company has three stock incentive employee compensation plans, which are described more fully in Note 12. The restricted stock awards are accounted for at cost and amortized over their vesting periods. The Company accounts for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company's stock on the date of grant. Certain options issued in 2000 were issued with a strike price less than the fair value of the Company's stock on the date of grant. Compensation expense is being recognized for the intrinsic value of these options determined at the date of grant over the vesting period.

         Had compensation expense for the Company's Stock Incentive Plans been determined based upon the fair value at the grant date for awards under the Stock Incentive Plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended by FAS 148 (hereinafter defined), net income and earnings per share would have been the pro forma amounts indicated in the table below:

                                                                                                For the Year Ended
                                                                                   --------------------------------------------
                                                                                      2002             2001             2000
                                                                                   ----------       ----------       ----------
Net Income Available to Common Stockholders- as reported .....................     $   96,217       $   92,363       $   85,020
Add: Stock-Based Employee Compensation Expense Included in Net Income
          Available to Common Stockholders- as reported ......................            237              256              297
Less: Total Stock-Based Employee Compensation Expense Determined Under
          the Intrinsic Value Method .........................................         (1,154)            (786)            (945)
                                                                                   ----------       ----------       ----------
Net Income Available to Common Stockholders- pro forma .......................     $   95,300       $   91,833       $   84,372
                                                                                   ==========       ==========       ==========
Net Income Available to Common Stockholders per Share- as reported- Basic ....     $     2.45       $     2.35       $     2.20
Net Income Available to Common Stockholders per Share- pro forma- Basic ......     $     2.43       $     2.34       $     2.18
Net Income Available to Common Stockholders per Share- as reported- Diluted ..     $     2.44       $     2.34       $     2.18
Net Income Available to Common Stockholders per Share- pro forma- Diluted ....     $     2.42       $     2.32       $     2.17

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
   Expected dividend yield ...................................................           8.28%            8.22%            8.33%
   Expected stock price volatility ...........................................          20.94%           20.75%           20.30%
   Risk-free interest rate ...................................................           3.58%            4.91%            6.18%
   Expected life of options ..................................................           3.00             3.03             3.05

The weighted average fair value of options granted during 2002, 2001 and 2000 is $1.97, $2.49 and $ 2.91 per option, respectively.

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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $2,050 as of December 31, 2002 and December 31, 2001. For accounts receivable the Company deems uncollectible, the Company uses the direct write-off method.

Gain on Sale of Real Estate

         Gain on sale of real estate is recognized using the full accrual method. Gains relating to transactions which do not meet the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances. As the assets are sold, their costs and related accumulated depreciation are removed from the accounts with resulting gains or losses reflected in net income or loss. Estimated future costs to be incurred by the Company after completion of each sale are included in the determination of the gains on sales.


Income Taxes

         The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a result, the Company generally is not subject to federal income taxation at the corporate level to the extent that it satisfies the requirements set forth in Section 856 of the Code (pertaining to its organization and types of income and assets) necessary to maintain its status as a REIT, and it distributes annually at least 90% of its REIT taxable income (95% prior to January 1, 2001), as defined in the Code, to its stockholders and satisfies certain other requirements. Accordingly, no provision has been made for state or federal income taxes in the accompanying consolidated financial statements except for activities conducted in its taxable REIT subsidiary, First Industrial Development Services, Inc. The provision for such state and federal income taxes has been reflected in gain on sale of real estate or the gain component of income from discontinued operations in the consolidated statements of operations and comprehensive income and has not been separately stated due to its insignificance.

         The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. The provision for such state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and comprehensive income and has not been separately stated due to its insignificance.

         For federal income tax purposes, the cash distributions paid to stockholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Distributions paid on common stock for the year ended December 31, 2002, totaling approximately $107,020, are characterized 42.16% ($1.1489 per share) as ordinary income, 4.47% ($0.1218 per share) as short term capital gain, 14.11% ($0.3845 per share) as 20 percent rate capital gain, 9.23% ($0.2515 per share) as a 25 percent rate capital gain and 30.03% ($0.8183 per share) as return of capital. Of the 14.11% of such dividends that qualify as 20 percent rate capital gain, 51.67% ($.1987 per share or 7.29 percentage points) qualify as "qualified 5-year gain," to which, for certain taxpayers, a lower rate will apply. Distributions paid for the year ended December 31, 2001, totaling approximately $104,407, are characterized 67.7% ($1.80 per share) as ordinary income, 6.1% ($.16 per share) as 20% rate capital gain, 5.7% ($.15 per share) as a 25% rate capital gain and 20.5% ($.54 per share) as return of capital. Distributions paid for the year ended December 31, 2000, totaling $97,531, are characterized 91.1% ($2.29 per share) as ordinary income and 8.9% ($.22 per share) as return of capital.

Earnings Per Common Share

         Net income per weighted average share - basic is based on the weighted average common shares outstanding. Net income per weighted average share - diluted is based on the weighted average common shares outstanding plus the effect of in-the-money employee stock options. See Note 10 for further disclosure about earnings per share.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


Fair Value of Financial Instruments

         The Company's financial instruments include short-term investments, tenant accounts receivable, net, mortgage notes receivable, accounts payable, other accrued expenses, mortgage loans payable, unsecured line of credit, senior unsecured debt and the Put Option (defined hereinafter) issued in conjunction with an initial offering of certain unsecured debt.

         The fair values of the short-term investments, tenant accounts receivable, net, mortgage notes receivable, accounts payable and other accrued expenses were not materially different from their carrying or contract values. See Note 5 for the fair values of the mortgage loans payable, unsecured line of credit, senior unsecured debt and the Put Option (defined hereinafter) issued in conjunction with an initial offering of certain unsecured debt.

Derivative Financial Instruments

         Historically, the Company has used interest rate protection agreements (the "Agreements") to fix the interest rate on anticipated offerings of senior unsecured debt or convert floating rate debt to fixed rate debt. Receipts or payments that result from the settlement of Agreements used to fix the interest rate on anticipated offerings of senior unsecured debt are amortized over the life of the senior unsecured debt. Receipts or payments resulting from Agreements used to convert floating rate debt to fixed rate debt are recognized as a component of interest expense. Agreements which qualify for hedge accounting are marked-to-market and any gain or loss is recognized in other comprehensive income (shareholders' equity). Any Agreements which no longer qualify for hedge accounting are marked-to-market and any gain or loss is recognized in net income immediately. The credit risks associated with the Agreements are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of the Agreements, the Company's exposure is limited to the current value of the interest rate differential, not the notional amount, and the Company's carrying value of the Agreements on the balance sheet. See Note 5 for more information on the Agreements.

Discontinued Operations

         On January 1, 2002, the Company adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of property sold subsequent to December 31, 2001 that were not classified as held for sale at December 31, 2001 as well as the results of operations from properties that were classified as held for sale subsequent to December 31, 2001 be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (b) the Company will not have any significant involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

Segment Reporting

         Management views the Company as a single segment.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


Recent Accounting Pronouncements

         In April 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds both Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("FAS 4"), and the amendment to FAS 4, Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. FAS 145 is effective for fiscal years beginning after May 15, 2002. In January of 2003, the Company paid off and retired the 1995 Mortgage Loan (hereinafter defined). As this pay off and retirement was prior to the stated maturity date of the 1995 Mortgage Loan (hereinafter defined), the Company wrote off unamortized deferred financing costs in the amount of approximately $1.5 million. Prior to the issuance of FAS 145, this write off would have been characterized as extraordinary. Under FAS 145, it is not considered extraordinary but instead part of continuing operations. For financial statements issued in 2003 and after, prior period extraordinary losses due to debt extinguishment will be reclassified as part of continuing operations. The Company believes that FAS 145 will not have an impact on its consolidated financial position or liquidity.

         In June 2002, the FASB issued Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. FAS 146 applies to costs associated with an exit or disposal activity including, but not limited to, costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees and certain one-time termination benefits provided to current employees that are involuntarily terminated. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect FAS 146 to have a material effect on its consolidated financial position, liquidity, or results of operations.

         In November 2002, the FASB issued Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, FIN 45 requires footnote disclosure of certain other information pertaining to guarantees. FIN 45 generally applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying variable that is related to an asset, liability, or an equity security of the guaranteed party, contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligation agreement, and, in some cases, indirect guarantees of the indebtedness of others. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure requirements of FIN 45 as of December 15, 2002 and does not expect the recognition requirements, which are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, to have a material impact on the Company's financial position, liquidity, or results of operations.

         In December 2002, the FASB issued Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("FAS 148"). FAS 148 amends Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company is adopting FAS 123, as amended by FAS 148, beginning January 1, 2003 using the Prospective Method of transition as described in FAS 148. The Company does not expect FAS 148 to have a material effect on its consolidated financial position, liquidity, or results of operations.


         In January 2003, the FASB issued Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities- an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of special purpose entities ("SPEs") to which the usual condition for consolidation described in Accounting Research Bulletin No. 51 does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. For Variable Interest Entities created before February 1, 2003, the provisions of FIN 46 are effective no later than the beginning of the first interim or annual reporting period that starts after June 15, 2003. For Variable Interest Entities created after January 31, 2003, the provisions of FIN 46 are effective immediately. The Company is currently assessing the impact of FIN 46 on its consolidated financial position, liquidity, and results of operations.


Reclassification

         Certain 2001 and 2000 items have been reclassified to conform to the 2002 presentation.

4. INVESTMENTS IN JOINT VENTURES

         On September 28, 1998, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the "September 1998 Joint Venture") with an institutional investor to invest in industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership, owns a ten percent equity interest in the September 1998 Joint Venture and provides property and asset management services to the September 1998 Joint Venture. On or after October 2000, under certain circumstances, the Company has the right to purchase all of the properties owned by the September 1998 Joint Venture at a price to be determined in the future. The Company has not exercised this right. The Company recognized approximately $1,137, $1,787 and $2,199 (net of the intercompany elimination) in acquisition, asset management and property management fees in 2002, 2001 and 2000, respectively, from the September 1998 Joint Venture. For the year ended December 31, 2002, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, received distributions of approximately $313 from the September 1998 Joint Venture. For the year ended December 31, 2001, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, received distributions of approximately $1,167 from the September 1998 Joint Venture. The Company accounts for the September 1998 Joint Venture under the equity method of accounting. As of December 31, 2002 the September 1998 Joint Venture owned 51 industrial properties comprising approximately 2.6 million square feet (unaudited) of GLA.

       On September 2, 1999, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the "September 1999 Joint Venture") with an institutional investor to invest in industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership, owns a ten percent equity interest in the September 1999 Joint Venture and provides property and asset management services to the September 1999 Joint Venture. On or after September 2001, under certain circumstances, the Company has the right to purchase all of the properties owned by the September 1999 Joint Venture at a price to be determined in the future. The Company has not exercised this right. The Company recognized approximately $411, $590 and $557 (net of the intercompany elimination) in acquisition, asset management and property management fees in 2002, 2001 and 2000, respectively,

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4. INVESTMENTS IN JOINT VENTURES, CONTINUED

from the September 1999 Joint Venture. For the year ended December 31, 2002, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, received distributions of approximately $1,598 from the September 1999 Joint Venture. For the year ended December 31, 2001, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, received distributions of approximately $357 from the September 1999 Joint Venture. The Company accounts for the September 1999 Joint Venture under the equity method of accounting. As of December 31, 2002 the September 1999 Joint Venture owned two industrial properties comprising approximately .3 million square feet (unaudited) of GLA.

       On December 28, 2001, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the "December 2001 Joint Venture") with an institutional investor to invest in industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership, owns a 15% equity interest in the December 2001 Joint Venture and provides property management services to the December 2001 Joint Venture. The Company recognized approximately $315 in property management fees in 2002 from the December 2001 Joint Venture. For the year ended December 31, 2002, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $8,207 in the December 2001 Joint Venture and received distributions of approximately $812 from the December 2001 Joint Venture. For the year ended December 31, 2001, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $6,025 in the December 2001 Joint Venture. The Company accounts for the December 2001 Joint Venture under the equity method of accounting. As of December 31, 2002 the December 2001 Joint Venture had economic interests in 24 industrial properties comprising approximately 4.3 million square feet (unaudited) of GLA. Twenty-two of the 24 industrial properties were purchased from the Company. The Company deferred 15% of the gain resulting from these sales which is equal to the Company's economic interest in the December 2001 Joint Venture. The 15% gain deferral was netted against the Company's investment in joint ventures on the balance sheet. The 15% gain deferral reduced the Company's investment in joint ventures and will be recognized as gain on sale of real estate when the December 2001 Joint Venture sells any of the twenty-two properties that the Company sold to the December 2001 Joint Venture to a third party. If the Company repurchases any of the twenty-two properties that it sold to the December 2001 Joint Venture, the 15% gain deferral will be netted against the basis of the property purchased (which reduces the basis of the property).

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINES OF CREDIT

Mortgage Loans Payable, Net

         On December 29, 1995 the Company, through the Mortgage Partnership, borrowed $40,200 under a mortgage loan (the "1995 Mortgage Loan"). In June 2000, the Company purchased approximately $1.2 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $1.2 million of the 1995 Mortgage Loan. In March 2001, the Company purchased approximately $1.1 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $1.1 million of the 1995 Mortgage Loan. In January 2002, the Company purchased approximately $.8 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $.8 million of the 1995 Mortgage Loan. In June 2002, the Company purchased approximately $1.9 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $1.9 million of the 1995 Mortgage Loan. In December 2002, the Company purchased approximately $11.1 million of U.S. Government securities as substitute collateral to execute a legal defeasance of approximately $11.1 million of the 1995 Mortgage Loan. The terms of these legal defeasances require the Mortgage Partnership to use the gross proceeds from the maturities of the U.S. Government securities to paydown and subsequently retire the defeased portion of the 1995 Mortgage Loan in January 2003. Upon the execution of these legal defeasances, seven properties collateralizing the 1995 Mortgage Loan were released and subsequently sold. The Company is carrying the defeased portions of the 1995 Mortgage Loan on its balance sheet until it pays down

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINES OF CREDIT, CONTINUED

and retires the defeased portions of the 1995 Mortgage Loan in January 2003. The 1995 Mortgage Loan provided for monthly principal and interest payments based on a 28-year amortization schedule and was to mature on January 11, 2026. The interest rate under the 1995 Mortgage Loan was fixed at 7.22% per annum through January 11, 2003. After January 11, 2003, the interest rate was to adjust through a predetermined formula based on the applicable Treasury rate. At December 31, 2002, the 1995 Mortgage Loan was collateralized by 16 properties held by the Mortgage Partnership. On January 13, 2003, the Company, through the Mortgage Partnership, paid off and retired the 1995 Mortgage Loan.

         Under the terms of the 1995 Mortgage Loan, certain cash reserves were required to be and have been set aside for payments of tenant security deposit refunds, payments of capital expenditures, interest, real estate taxes, insurance and re-leasing costs. The amount of cash reserves segregated for security deposits was adjusted as tenants turned over. The amount included in the cash reserves relating to payments of capital expenditures, interest, real estate taxes and insurance was determined by the lender and approximated the next periodic payment of such items. The amount included in the cash reserves relating to re-leasing costs resulted from a deposit of a lease termination fee that was to be used to cover costs of re-leasing that space. At December 31, 2002 and 2001, these reserves totaled $2,768 and $2,640, respectively, and are included in restricted cash. Such cash reserves were invested in a money market fund at December 31, 2002. The maturity of these investments is one day; accordingly, cost approximates fair value. On January 13, 2003, the Company, through the Mortgage Partnership, paid off and retired the 1995 Mortgage Loan at which time such cash reserves were released to the Company.

         On March 20, 1996, the Company, through the Operating Partnership and the Indianapolis Partnership, entered into a $36,750 mortgage loan (the "CIGNA Loan") that was collateralized by seven properties in Indianapolis, Indiana and three properties in Cincinnati, Ohio. The CIGNA Loan bore interest at a fixed interest rate of 7.50% and provided for monthly principal and interest payments based on a 25-year amortization schedule. The Company, through the Operating Partnership, paid off and retired the CIGNA Loan on October 1, 2002 with no prepayment fee.

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

         On January 31, 1997, the Company, through the Operating Partnership, assumed a loan in the amount of $705 (the "LB Loan II"). The LB Loan II was interest free until February, 1998, at which time the LB Loan II bore interest at 8.00% and provided for interest only payments prior to maturity. On June 14, 2002, the Company, through the Operating Partnership, paid off and retired the LB Loan II with no prepayment fee.

         On October 23, 1997, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $4,153 (the "Acquisition Mortgage Loan I"). The Acquisition Mortgage Loan I was collateralized by a property in Bensenville, Illinois, bore interest at a fixed rate of 8.50% and provided for monthly principal and interest payments based on a 15-year amortization schedule. On May 31, 2001, the Company, through the Operating Partnership, paid off and retired the Acquisition Mortgage Loan I. Due to the retirement of the Acquisition Mortgage Loan I, the Company recorded an extraordinary loss in 2001 of approximately $128 due to a prepayment fee.

         On December 9, 1997, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $7,997 (the "Acquisition Mortgage Loan II"). The Acquisition Mortgage Loan II was collateralized by ten properties in St. Charles, Louisiana, bore interest at a fixed rate of 7.75% and provided for monthly principal and

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINES OF CREDIT, CONTINUED

interest payments based on a 22-year amortization schedule. On June 27, 2001, the Company, through the Operating Partnership, paid off and retired the Acquisition Mortgage Loan II. Due to the retirement of the Acquisition Mortgage Loan II, the Company recorded an extraordinary loss in 2001 of approximately $936 due to a prepayment fee.

         On December 23, 1997, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $3,598 (the "Acquisition Mortgage Loan III"). The Acquisition Mortgage Loan III was collateralized by one property in Houston, Texas, bore interest at a fixed interest rate of 8.875% and provided for monthly principal and interest payments based on a 20-year amortization schedule. On December 4, 2002, the Company, through the Operating Partnership, paid off and retired the Acquisition Mortgage Loan III with no prepayment fee.

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

         On August 31, 1998, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of $965 (the "Acquisition Mortgage Loan VI"). The Acquisition Mortgage Loan VI was collateralized by one property in Portland, Oregon, bore interest at a fixed rate of 8.875% and provided for monthly principal and interest payments based on a 20-year amortization schedule. On July 2, 2002, the Company, through the Operating Partnership, paid off and retired the Acquisition Mortgage Loan VI with no prepayment fee.

         On August 31, 1998, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of $1,367 (the "Acquisition Mortgage Loan VII"). The Acquisition Mortgage Loan VII was collateralized by one property in Milwaukee, Oregon, bore interest at a fixed rate of 9.75% and provided for monthly principal and interest payments based on a 25-year amortization schedule. On December 3, 2001, the Company, through the Operating Partnership, paid off and retired the Acquisition Mortgage Loan VII with no prepayment fee.

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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINES OF CREDIT, CONTINUED

Senior Unsecured Debt, Net

         On May 13, 1997, the Company, through the Operating Partnership, issued $150,000 of senior unsecured debt which matures on May 15, 2007 and bears a coupon interest rate of 7.60% (the "2007 Notes"). The issue price of the 2007 Notes was 99.965%. Interest is paid semi-annually in arrears on May 15 and November 15. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2007 Notes prior to issuance. The Company settled the interest rate protection agreement for a payment of approximately $41, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2007 Notes as an adjustment to interest expense. The 2007 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

         On May 13, 1997, the Company, through the Operating Partnership, issued $100,000 of senior unsecured debt which matures on May 15, 2027, and bears a coupon interest rate of 7.15% (the "2027 Notes"). The issue price of the 2027 Notes was 99.854%. The 2027 Notes were redeemable, at the option of the holders thereof, on May 15, 2002. The Company received redemption notices from holders representing $84,930 of the 2027 Notes outstanding. On May 15, 2002, the Company, through the Operating Partnership, paid off and retired $84,930 of 2027 Notes. Due to the partial payoff of the 2027 Notes, the Company has recorded an extraordinary loss in 2002 of approximately $888 comprised of the amount paid above the carrying amount of the 2027 notes, the write-off of the pro rata unamortized deferred financing costs and legal costs. Interest is paid semi-annually in arrears on May 15 and November 15. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2027 Notes prior to issuance. The Company settled the interest rate protection agreement for approximately $597 of proceeds, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2027 Notes as an adjustment to interest expense. The 2027 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

         On May 22, 1997, the Company, through the Operating Partnership, issued $100,000 of senior unsecured debt which matures on May 15, 2011 and bears a coupon interest rate of 7.375% (the "2011 PATS"). The issue price of the 2011 PATS was 99.348%. Interest is paid semi-annually in arrears on May 15 and November 15. The 2011 PATS are redeemable, at the option of the holder thereof, on May 15, 2004 (the "Put Option"). The Company received approximately $1,781 of proceeds from the holder for the Put Option. The Company amortizes the Put Option amount over the life of the Put Option as an adjustment to interest expense. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 PATS prior to issuance. The Company settled the interest rate protection agreement for a payment of approximately $90, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 PATS as an adjustment to interest expense. The 2011 PATS contain certain covenants including limitation on incurrence of debt and debt service coverage.

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

         On December 8, 1997, the Company, through the Operating Partnership, issued $150,000 of senior unsecured debt which matures on December 1, 2006 and bears a coupon interest rate of 7.00% (the "2006 Notes"). The issue price of the 2006 Notes was 100%. Interest is paid semi-annually in arrears on June 1 and December 1. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2006 Notes prior to issuance. The Company settled the interest rate protection agreement for a payment of approximately $2,162, which is included in other comprehensive income. The settlement amount of the interest rate protection agreement is being amortized over the life of the 2006 Notes as an adjustment to interest expense. The 2006 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINES OF CREDIT, CONTINUED

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

         On March 31, 1998, the Company, through the Operating Partnership, issued $100,000 of Dealer remarketable securities which were to mature on April 5, 2011 and bore a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. The 2011 Drs. were callable at the option of J.P. Morgan, Inc., as Remarketing Dealer, on April 5, 2001. The Company received approximately $2,760 of proceeds from the Remarketing Dealer. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Drs. prior to issuance. The Company settled the interest rate protection agreement for a payment of approximately $2,565, which is included in other comprehensive income. The Remarketing Dealer exercised its call option with respect to the 2011 Drs. On April 5, 2001, the Company repurchased and retired the 2011 Drs. from the Remarketing Dealer for approximately $105,565. In conjunction with the forecasted retirement of the 2011 Drs., the Company entered into an interest rate protection agreement which fixed the retirement price of the 2011 Drs. which it designated as a cash flow hedge. On April 2, 2001, this interest rate protection agreement was settled for a payment of approximately $562. Due to the retirement of the 2011 Drs., the Company recorded an extraordinary loss in 2001 of approximately $9,245 comprised of the amount paid above the 2011 Drs. carrying value, the write-off of unamortized deferred financing costs, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the 2011 Drs. prior to issuance, the settlement of the interest rate protection agreement as discussed above, legal costs and other expenses.

         On July 14, 1998, the Company, through the Operating Partnership, issued $200,000 of senior unsecured debt which matures on July 15, 2028 and bears a coupon interest rate of 7.60% (the "2028 Notes"). The issue price of the 2028 Notes was 99.882%. Interest is paid semi-annually in arrears on January 15 and July 15. The Company also entered into interest rate protection agreements which were used to fix the interest rate on the 2028 Notes prior to issuance. The Company settled the interest rate protection agreements for a payment of approximately $11,504, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2028 Notes as an adjustment to interest expense. The 2028 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage. Approximately $50,000 of the 2028 Notes was purchased, through a broker/dealer, by an entity in which a Director of the Company owns less than a two percent interest.

         On March 19, 2001, the Company, through the Operating Partnership, issued $200,000 of senior unsecured debt which matures on March 15, 2011 and bears a coupon interest rate of 7.375% (the "2011 Notes"). The issue price of the 2011 Notes was 99.695%. Interest is paid semi-annually in arrears on September 15 and March 15. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Notes prior to issuance, which it designated as a cash flow hedge. The Company settled the interest rate protection agreement for approximately $371 of proceeds, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Notes as an adjustment to interest expense. The 2011 Notes contain certain covenants including limitations on incurrence of debt and debt service coverage.

         On April 15, 2002, the Company, through the Operating Partnership, issued $200,000 of senior unsecured debt which matures on April 15, 2012 and bears a coupon interest rate of 6.875% (the "2012 Notes"). The issue price of the 2012 Notes was 99.310%. Interest is paid semi-annually in arrears on April 15 and October 15. The Company also entered into interest rate protection agreements which were used to fix the interest rate on the 2012 Notes prior to issuance. The Company settled the interest rate protection agreements for approximately $1,772 of proceeds, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINES OF CREDIT, CONTINUED

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

Unsecured Lines of Credit

         In December 1997, the Company entered into a $300,000 unsecured revolving credit facility (the "1997 Unsecured Line of Credit") which bore interest at LIBOR plus .80% or a "Corporate Base Rate" at the Company's election, and provided for interest only payments until maturity. In June 2000, the Company amended the 1997 Unsecured Line of Credit which extended the maturity date to June 30, 2003 and included the right, subject to certain conditions, to increase the aggregate commitment up to $400,000 (the "2000 Unsecured Line of Credit"). On September 27, 2002, the Company amended and restated the 2000 Unsecured Line of Credit (the "2002 Unsecured Line of Credit"). The 2002 Unsecured Line of Credit matures on September 30, 2005 and bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Company's election. The net unamortized deferred financing costs related to the 2000 Unsecured Line of Credit and any additional deferred financing costs incurred amending the 2002 Unsecured Line of Credit are being amortized over the life of the 2002 Unsecured Line of Credit in accordance with Emerging Issues Task Force Issue 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements". The 2002 Unsecured Line of Credit contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness.

         In September 2001, the Company entered into two interest rate swap agreements (together, the "2001 Interest Rate Swap Agreements") which fixed the interest rate on a portion of the Company's outstanding borrowings on its unsecured line of credit. The Company designated both of these transactions as cash flow hedges. The first interest rate swap agreement had a notional value of $25,000, was effective from October 5, 2001 through October 5, 2002 and fixed the LIBOR rate at 2.5775%. The second interest rate swap agreement has a notional value of $25,000 and is effective from October 5, 2001 through July 5, 2003 and fixed the LIBOR rate at 3.0775%. In January 2002 and August 2002, the Company, through the Operating Partnership, entered into two interest rate swap agreements (together, the "2002 Interest Rate Swap Agreements") which fixed the interest rate on a portion of the Company's unsecured line of credit. The Company designated the 2002 Interest Rate Swap Agreements as cash flow hedges. The January 2002 interest rate swap agreement has a notional value of $25,000, is effective from February 4, 2002 through February 4, 2003 and fixed the LIBOR rate at 2.4975%. The August 2002 interest rate swap agreement has a notional value of $25,000, is effective from September 5, 2002 through September 5, 2003 and fixed the LIBOR rate at 1.884%. Any payments or receipts from the 2002 Interest Rate Swap Agreements will be treated as a component of interest expense. The Company anticipates that the 2001 Interest Rate Swap Agreements and the 2002 Interest Rate Swap Agreements will be highly effective, and, as a result, the change in value will be shown in other comprehensive income. The following table discloses information about all of the Company's outstanding interest rate swap agreements (the "Interest Rate Swap Agreements") at December 31, 2002.


   Notional Amount            Effective Date            Maturity Date               LIBOR Rate
-----------------------    ---------------------    ----------------------    --------------------
        $25,000               October 5, 2001             July 5, 2003               3.0775%
        $25,000               February 4, 2002          February 4, 2003             2.4975%
        $25,000              September 5, 2002         September 5, 2003              1.884%

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINES OF CREDIT, CONTINUED

         The following table discloses certain information regarding the Company's mortgage loans, senior unsecured debt and unsecured lines of credit:

                                       OUTSTANDING  BALANCE AT         ACCRUED INTEREST PAYABLE AT    INTEREST RATE AT
                                   ------------------------------     -----------------------------   ----------------

                                   DECEMBER 31,      DECEMBER 31,     DECEMBER 31,     DECEMBER 31,   DECEMBER 31,   MATURITY
                                       2002              2001             2002             2001           2002         DATE
                                   ------------      ------------     ------------     ------------   ------------  ----------
MORTGAGE LOANS PAYABLE, NET
1995 Mortgage Loan ..............  $     37,482 (1)  $     38,063     $        158     $        160        7.220%       1/11/26 (1)
CIGNA Loan ......................            --            33,214               --              207        7.500%            (7)
Assumed Loans ...................         6,015             6,538               --               --        9.250%       1/01/13
LB Loan II ......................            --               705               --               24        8.000%            (2)
Acquisition Mortgage Loan III ...            --             3,065               --               --        8.875%           (10)
Acquisition Mortgage Loan IV ....         2,215             2,286               17               --        8.950%      10/01/06
Acquisition Mortgage Loan V .....         2,598 (3)         2,665 (3)           18               --        9.010%       9/01/06
Acquisition Mortgage Loan VI ....            --               923 (3)           --                7        8.875%            (8)
Acquisition Mortgage Loan VIII ..         5,733                --               39               --        8.260%      12/01/19
Acquisition Mortgage Loan IX ....         5,946                --               41               --        8.260%      12/01/19
                                   ------------      ------------     ------------     ------------

Total ...........................  $     59,989      $     87,459     $        273     $        398
                                   ============      ============     ============     ============

SENIOR UNSECURED DEBT, NET
2005 Notes ......................  $     50,000      $     50,000     $        383     $        383        6.900%      11/21/05
2006 Notes ......................       150,000           150,000              875              875        7.000%      12/01/06
2007 Notes ......................       149,977 (4)       149,972 (4)        1,457            1,457        7.600%       5/15/07
2011 PATS .......................        99,610 (4)        99,563 (4)          942              942        7.375%       5/15/11 (5)
2017 Notes ......................        99,857 (4)        99,847 (4)          625              625        7.500%      12/01/17
2027 Notes ......................        15,052 (4)        99,877 (4)          138              914        7.150%       5/15/27 (6)
2028 Notes ......................       199,799 (4)       199,791 (4)        7,009            7,009        7.600%       7/15/28
2011 Notes ......................       199,502 (4)       199,441 (4)        4,343            4,343        7.375%       3/15/11
2012 Notes ......................       198,717 (4)            --            2,903               --        6.875%       4/15/12
2032 Notes ......................        49,346 (4)            --              818               --        7.750%       4/15/32
                                   ------------      ------------     ------------     ------------


Total ...........................  $  1,211,860      $  1,048,491     $     19,493     $     16,548
                                   ============      ============     ============     ============

UNSECURED LINES OF CREDIT
2000 Unsecured Line of Credit ...  $         --      $    182,500     $         --     $        571           (9)            (9)
                                   ============      ============     ============     ============

2002 Unsecured Line of Credit ...  $    170,300      $         --     $        415     $         --         2.88%       9/30/05
                                   ============      ============     ============     ============

(1)  The entire loan was paid off and retired on January 13, 2003.

(2)  On June 14, 2002, the Company paid off and retired the LB Loan II.

(3) At December 31, 2002, the Acquisition Mortgage Loan V is net of an unamortized premium of $143. At December 31, 2001 the Acquisition Mortgage Loan V and the Acquisition Mortgage Loan VI are net of unamortized premium of $180 and $41, respectively.

(4) At December 31, 2002, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $23, $390, $143, $18, $201, $498, $1,283 and $654,
     respectively. At December 31, 2001, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes and the 2011 Notes are net of unamortized discounts of $28, $437, $153, $123, $209 and $559, respectively.

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

(7)  The Company paid off and retired the CIGNA Loan on October 1, 2002.

(8) On July 2, 2002, the Company paid off and retired the Acquisition Mortgage Loan VI.

(9)  The 2000 Unsecured Line of Credit was amended and restated in September
     2002.

(10) The Company paid off and retired the Acquisition Mortgage Loan III on December 4, 2002.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINES OF CREDIT, CONTINUED


Fair Value

         At December 31, 2002 and 2001, the fair value of the Company's mortgage loans payable, senior unsecured debt, unsecured line of credit and Put Option were as follows:

                                                      December 31, 2002             December 31, 2001
                                                  -------------------------     -------------------------
                                                   Carrying        Fair          Carrying         Fair
                                                    Amount         Value          Amount         Value
                                                  ----------     ----------     ----------     ----------
Mortgage Loans Payable ......................     $   59,989     $   63,351     $   87,459     $   91,280
Senior Unsecured Debt .......................      1,211,860      1,325,937      1,048,491      1,041,955
Unsecured Line of Credit (Variable Rate) ....         95,300         95,300        132,500        132,500
Unsecured Line of Credit (Fixed Rate) .......         75,000         75,357         50,000         50,231
Put Option ..................................            350         16,480            604          6,290
                                                  ----------     ----------     ----------     ----------
Total .......................................     $1,442,499     $1,576,425     $1,319,054     $1,322,256
                                                  ==========     ==========     ==========     ==========

         The fair values of the 2005 Notes, 2006 Notes and 2032 Notes were determined by quoted market prices. The fair values of the Company's remaining senior unsecured debt, mortgage loans payable, the fixed rate portion of the unsecured line of credit and Put Option were determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of the variable rate portion of the unsecured line of credit was not materially different than its carrying value due to the variable interest rate nature of the loan.

Other Comprehensive Income

         In conjunction with the prior issuances of senior unsecured debt, the Company entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the "Interest Rate Protection Agreements"). In the next 12 months, the Company will amortize approximately $204 of the Interest Rate Protection Agreements into net income as an increase to interest expense.

         The following is a roll forward of the accumulated other comprehensive loss balance relating to the Company's derivative transactions:

          Balance at December 31, 2001................................  $ (12,381)
            Settlement of Interest Rate Protection Agreement..........      1,772
            Mark-to-Market of Interest Rate Swap Agreements...........       (126)
            Amortization of Interest Rate Protection Agreements.......        176
                                                                        ---------
          Balance at December 31, 2002................................  $ (10,559)
                                                                        =========


         The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit for the next five years ending December 31, and thereafter:

                                          Amount
                                        -----------
              2003                      $    38,446
              2004                            1,044
              2005                          221,441
              2006                          155,374
              2007                          151,197
              Thereafter                    877,714
                                        -----------
              Total                     $ 1,445,216
                                        ===========

         The Company paid off and retired the 1995 Mortgage Loan on January 13, 2003. As a result, the 1995 Mortgage Loan is shown as maturing in 2003.

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

         On May 14, 1997, the Company issued 4,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 8 3/4%, $.01 par value, Series B Cumulative Preferred Stock (the "Series B Preferred Stock"), at an initial offering price of $25 per Depositary Share. On or after May 14, 2002, the Series B Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $100,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. On April 12, 2002, the Company called for the redemption of all of its outstanding Series B Preferred Stock at the price of $25 per Depositary Share, plus accrued and unpaid dividends. The Company redeemed the Series B Preferred Stock on May 14, 2002 and paid a prorated second quarter dividend of $.26736 per Depositary Share, totaling approximately $1,069.

         On June 6, 1997, the Company issued 2,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the "Series C Preferred Stock"), at an initial offering price of $25 per Depositary Share. Dividends on the Series C Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series C Preferred Stock ranks senior to payments on the Company's Common Stock and pari passu with the Company's Series D Preferred Stock (hereinafter defined) and Series E Preferred Stock (hereinafter defined). The Series C Preferred Stock is not redeemable prior to June 6, 2007. On or after June 6, 2007, the Series C Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series C Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

         On February 4, 1998, the Company issued 5,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the "Series D Preferred Stock"), at an initial offering price of $25 per Depositary Share. Dividends on the Series D Preferred Stock represented by the Depositary Shares are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the dividends and amounts upon liquidation, dissolution or winding up, the Series D Preferred Stock ranks senior to payments on the Company's Common Stock and pari passu with the Company's Series C Preferred Stock and Series E Preferred Stock (hereinafter defined). The Series D Preferred Stock is not redeemable prior to February 4, 2003. On or after February 4, 2003, the Series D Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $125,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series D Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

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

         The following table summarizes certain information regarding the Company's preferred stock:

                                            Stated Value at
                                    ------------------------------
                                                                       Initial       Optional
                                    December 31,      December 31,     Dividend     Redemption
                                        2002              2001           Rate          Date
                                    ------------      ------------     --------     ----------
        Series B Preferred Stock    $         --      $    100,000      8.750%          (1)
        Series C Preferred Stock          50,000            50,000      8.625%        6/06/07
        Series D Preferred Stock         125,000           125,000      7.950%        2/04/03
        Series E Preferred Stock          75,000            75,000      7.900%        3/18/03
                                    ------------      ------------

        Total                       $    250,000      $    350,000
                                    ============      ============


         (1) The Company redeemed the Series B Preferred Stock on May 14, 2002.


Non-Qualified Employee Stock Options

         For the year ended December 31, 2002 certain employees of the Company exercised 561,418 non-qualified employee stock options. Gross proceeds to the Company were approximately $15,895.

         For the year ended December 31, 2001 certain employees of the Company exercised 717,836 non-qualified employee stock options. Gross proceeds to the Company were approximately $18,521.

         For the year ended December 31, 2000 certain employees of the Company exercised 518,550 non-qualified employee stock options. Gross proceeds to the Company were approximately $12,478.

Treasury Stock:

         In March 2000, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common stock. The Company may make purchases from time to time, if price levels warrant, in the open market or in privately negotiated transactions. During the year ended December 31, 2002, the Company repurchased 1,091,500 shares of its common stock at a weighted average price of approximately $27.02 per share. During the year ended December 31, 2001, the Company repurchased 1,003,300 shares of its common stock at a weighted average price of approximately $28.30 per share. During the year ended December 31, 2000, the Company repurchased 394,300 shares of its common stock at a weighted average price of approximately $29.67 per share.

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

Dividends/Distributions

         The following table summarizes dividends/distributions for the past three years:

                                                  Year Ended 2002              Year Ended 2001               Year Ended 2000
                                           ----------------------------  ----------------------------  ----------------------------

                                             Dividend/                     Dividend/                    Dividend/
                                           Distribution       Total      Distribution       Total      Distribution       Total
                                            per Share/       Dividend/    per Share/       Dividend/    per Share/       Dividend/
                                               Unit        Distribution      Unit        Distribution      Unit        Distribution
                                           ------------    ------------  ------------    ------------  ------------    ------------
Common Stock/Operating Partnership Units   $     2.7250    $    125,785  $    2.65250    $    123,118  $    2.51750    $    115,749
Series A Preferred Stock                   $         --    $         --  $     .65247    $      1,077  $    2.37500    $      3,920
Series B Preferred Stock                   $     81.424    $      3,260  $  218.75000    $      8,752  $  218.75000    $      8,752
Series C Preferred Stock                   $  215.62400    $      4,312  $  215.62400    $      4,312  $  215.62400    $      4,312
Series D Preferred Stock                   $  198.74800    $      9,936  $  198.74800    $      9,936  $  198.74800    $      9,936
Series E Preferred Stock                   $  197.50000    $      5,924  $  197.50000    $      5,924  $  197.50000    $      5,924

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

7. ACQUISITION AND DEVELOPMENT OF REAL ESTATE

         In 2002, the Company acquired 90 in-service industrial properties comprising, in the aggregate, approximately 5.7 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $239,408, excluding costs incurred in conjunction with the acquisition of the properties. Twenty-one of the 90 industrial properties acquired, comprising approximately .6 million square feet (unaudited) of GLA, were acquired from the September 1998 Joint Venture for an aggregate purchase price of approximately $19,340. Eight of the 90 industrial properties acquired, comprising approximately .2 million square feet (unaudited) of GLA, were acquired from the September 1999 Joint Venture for an aggregate purchase price of approximately $13,000. The Company also completed the development of 17 properties comprising approximately 3.2 million square feet (unaudited) of GLA at a cost of approximately $116,806.

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


8. SALE OF REAL ESTATE AND REAL ESTATE HELD FOR SALE

         In 2002, the Company sold 86 industrial properties comprising approximately 8.5 million square feet (unaudited) of GLA that were not classified as held for sale at December 31, 2001, 12 properties comprising approximately .9 million square feet (unaudited) of GLA that were classified as held for sale at December 31, 2001, 16 properties comprising approximately 2.5 million square feet (unaudited) of GLA that were sold to the December 2001 Joint Venture, several land parcels and assigned to third parties the right to purchase certain properties. Gross proceeds from these sales were approximately $473,511. The gain on sale of real estate was approximately $71,133, of which $54,657 is shown in discontinued operations. In accordance with FAS 144, the results of operations and gain on sale of real estate for the 86 of the 114 sold properties that were not identified as held for sale at December 31, 2001 and the gain associated with the assignment to third parties of the right to purchase certain properties are included in discontinued operations.

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

         In conjunction with certain property sales, the Company provided seller financing on behalf of certain buyers. At December 31, 2002, the Company had mortgage notes receivable outstanding of approximately $84,675, which is included as a component of prepaid expenses and other assets. At December 31, 2001, the Company had mortgage notes receivable outstanding of approximately $27,243, which is included as a component of prepaid expenses and other assets.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

8.  SALE OF REAL ESTATE AND REAL ESTATE HELD FOR SALE, CONTINUED

         At December 31, 2002, the Company had four industrial properties comprising approximately .3 million square feet of GLA held for sale. Net carrying value of the industrial properties held for sale at December 31, 2002 is approximately $7,040. In accordance with FAS 144, the results of operations of the four properties identified as held for sale during 2002 are included in discontinued operations. There can be no assurance that such properties held for sale will be sold.

         The following table discloses certain information regarding the four industrial properties held for sale by the Company.

                                                     YEAR ENDED
                                     ------------------------------------------
                                        2002            2001            2000
                                     ----------      ----------      ----------
   Total Revenues                    $    1,891      $    1,972      $    1,682
   Operating Expenses                      (719)           (696)           (603)
   Depreciation and Amortization           (220)           (223)           (197)
                                     ----------      ----------      ----------
   Income from Operations            $      952      $    1,053      $      882
                                     ==========      ==========      ==========

         In connection with the Company's periodic review of the carrying values of its properties and due to the continuing softness of the economy in certain of its markets and indications of current market values for comparable properties, the Company determined in the fourth quarter of 2001 that an impairment valuation in the amount of approximately $9,500 should be recorded for certain properties located in the Columbus, Ohio, Des Moines, Iowa and Indianapolis, Indiana markets.

         In the fourth quarter of 2000, the Company recognized a valuation provision on real estate of approximately $2,900 relating to properties located in Grand Rapids, Michigan. The fair value was determined by a quoted market price less transaction costs.

9.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS
         Supplemental disclosure of cash flow information:

                                                      Year Ended            Year Ended              Year Ended
                                                  December 31, 2002      December 31, 2001      December 31, 2000
                                                  -----------------      -----------------      -----------------
     Interest paid, net of capitalized
       interest .............................     $          87,723      $          80,577      $          83,213
                                                  =================      =================      =================
     Interest capitalized ...................     $           7,792      $           9,950      $           5,203
                                                  =================      =================      =================


Supplemental schedule of noncash
     investing and financing activities:
     Distribution payable on common
       Stock/units ..........................     $          31,106      $          31,196      $          30,281
                                                  =================      =================      =================
     Distribution payable on preferred
       Stock ................................     $              --      $              --      $           8,211
                                                  =================      =================      =================

Exchange of units for common shares:
     Minority interest ......................     $          (4,616)     $          (7,797)     $          (5,706)
     Common stock ...........................                     2                      3                      2
     Additional paid in capital .............                 4,614                  7,794                  5,704
                                                  -----------------      -----------------      -----------------
                                                  $              --      $              --      $              --
                                                  =================      =================      =================

In conjunction with the property and
 land acquisitions, the following
 assets and liabilities were assumed:
     Purchase of real estate ................     $         239,408      $         227,514      $         323,529
     Operating partnership units ............                  (633)                (1,491)                (3,474)
     Accounts payable and
         Accrued expenses ...................                (2,504)                (2,153)                (3,869)
     Mortgage Debt ..........................               (11,844)                    --                     --
                                                  -----------------      -----------------      -----------------
     Acquisition of real estate .............     $         224,427      $         223,870      $         316,186
                                                  =================      =================      =================

In conjunction with certain property
  sales, the Company provided seller
  financing on behalf of certain
  buyers:
     Notes Receivable .......................     $          78,227      $          12,460      $           7,749
                                                  =================      =================      =================

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


10.   EARNINGS PER SHARE ("EPS")

         The computation of basic and diluted EPS is presented below.

                                                              Year Ended        Year Ended       Year Ended
                                                              December 31,     December 31,     December 31,
                                                                  2002             2001             2000
                                                              ------------     ------------     ------------
Numerator:

 Income from Continuing Operations ......................     $     63,387     $    114,351     $    101,288
 Less: Preferred Stock Dividends ........................          (23,432)         (30,001)         (32,844)
                                                              ------------     ------------     ------------
 Income from Continuing Operations Available to
  Common Stockholders, Net of Minority Interest
   -For Basic and  Diluted EPS ..........................           39,955           84,350           68,444
 Discontinued Operations, Net of Minority Interest ......           57,016           16,725           16,576
                                                              ------------     ------------     ------------
 Net Income Available to Common Stockholders Before
  Extraordinary Loss-For Basic and Diluted EPS ..........           96,971          101,075           85,020
 Extraordinary Loss, Net of Minority Interest ...........             (754)          (8,712)              --
                                                              ------------     ------------     ------------
 Net Income Available to Common Stockholders
 -For Basic and Diluted EPS .............................     $     96,217     $     92,363     $     85,020
                                                              ============     ============     ============
Denominator:

  Weighted Average Shares - Basic .......................       39,251,207       39,273,724       38,660,516

  Effect of Dilutive Securities:

  Employee and Director Common Stock Options ............          201,868          278,527          256,069
                                                              ------------     ------------     ------------

  Weighted Average Shares- Diluted ......................       39,453,075       39,552,251       38,916,585
                                                              ============     ============     ============
Basic EPS:
  Income from Continuing Operations Available to
    Common Stockholders, Net of Minority Interest .......     $       1.02     $       2.15     $       1.77
                                                              ============     ============     ============
  Discontinued Operations, Net of Minority Interest .....     $       1.45     $        .42     $        .43
                                                              ============     ============     ============
  Net Income Available to Common Stockholders Before
     Extraordinary Loss .................................     $       2.47     $       2.57     $       2.20
                                                              ============     ============     ============
  Extraordinary Loss, Net of Minority Interest ..........     $       (.02)    $       (.22)    $         --
                                                              ============     ============     ============
  Net Income Available to Common Stockholders ...........     $       2.45     $       2.35     $       2.20
                                                              ============     ============     ============

Diluted EPS:
  Income from Continuing Operations Available to
    Common Stockholders, Net of Minority Interest .......     $       1.01     $       2.13     $       1.76
                                                              ============     ============     ============
  Discontinued Operations, Net of Minority Interest .....     $       1.45     $        .42     $        .42
                                                              ============     ============     ============
  Net Income Available to Common Stockholders Before
     Extraordinary Loss .................................     $       2.46     $       2.56     $       2.18
                                                              ============     ============     ============
  Extraordinary Loss, Net of Minority Interest ..........     $       (.02)    $       (.22)    $         --
                                                              ============     ============     ============
  Net Income Available to Common Stockholders ...........     $       2.44     $       2.34     $       2.18
                                                              ============     ============     ============

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

11. FUTURE RENTAL REVENUES

         The Company's properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 2002 are approximately as follows:

                    2003                  $    242,083
                    2004                       181,295
                    2005                       127,118
                    2006                        84,517
                    2007                        56,361
                    Thereafter                  89,421
                                          ------------
                          Total           $    780,795
                                          ============


12.  EMPLOYEE BENEFIT PLANS

         The Company maintains three stock incentive plans (the "Stock Incentive Plans") which are administered by the Compensation Committee of the Board of Directors. There are approximately 10.0 million shares reserved under the Stock Incentive Plans. Only officers and other employees of the Company and its affiliates generally are eligible to participate in the Stock Incentive Plans. However, Independent Directors of the Company have received automatic annual grants of options to purchase 10,000 shares at a per share exercise price equal to the fair market value of a share on the date of grant.

         The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards, (iv) performance share awards and (v) dividend equivalent rights. The exercise price of the stock options is determined by the Compensation Committee. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Company. As of December 31, 2002, stock options and restricted stock covering 4.0 million shares were outstanding and 3.6 million shares were available under the Stock Incentive Plans. The outstanding stock options generally vest over one to three year periods and have lives of ten years. Stock option transactions are summarized as follows:

                                                     Weighted Average
                                                    Exercise Price per     Exercise Price
                                         Shares            Share              per Share
                                       ----------   ------------------    ----------------
Outstanding at December 31, 1999 ....   2,776,267         $ 27.04          $18.25-$31.125
     Granted ........................     937,250         $ 27.34          $27.125-$30.00
     Exercised or Converted .........    (605,550)        $ 24.58          $18.25-$31.125
     Expired or Terminated ..........     (84,500)        $ 28.63          $25.125-$31.125
                                       ----------

Outstanding at December 31, 2000 ....   3,023,467         $ 27.61          $18.25-$31.125
     Granted ........................   1,030,900         $ 32.98          $31.05-$33.125
     Exercised ......................    (717,836)        $ 25.99          $20.25-$31.125
     Expired or Terminated ..........    (387,086)        $ 30.13          $21.125-$33.125
                                       ----------

Outstanding at December 31, 2001 ....   2,949,445         $ 29.55          $18.25-$33.125
     Granted ........................     945,600         $ 30.72           $30.53-$33.15
     Exercised ......................    (561,418)        $ 28.32           $22.75-$33.125
     Expired or Terminated ..........    (190,992)        $ 30.52          $25.125-$33.125
                                       ----------

Outstanding at December 31, 2002 ....   3,142,635         $ 30.06           $18.25-$33.15
                                       ==========

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

12.   EMPLOYEE BENEFIT PLANS, CONTINUED


         The following table summarizes currently outstanding and exercisable options as of December 31, 2002:

                                            Options Outstanding                           Options Exercisable
                               --------------------------------------------------    ------------------------------
                                                  Weighted
                                                   Average            Weighted                         Weighted
                                  Number          Remaining            Average          Number          Average
Range of Exercise Price         Outstanding    Contractual Life    Exercise Price    Exercisable     Exercise Price
---------------------------    ------------    ----------------    --------------    ------------    --------------
      $18.25-$27.69                 782,352          5.88              $25.61             658,098         $25.31
      $30.00-$33.15               2,360,283          7.73              $31.54             944,763         $31.43


         In September 1994, the Board of Directors approved and the Company adopted a 401(k)/Profit Sharing Plan. Under the Company's 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. The Company may make, but is not required to make, matching contributions. For the years ended December 31, 2002, 2001 and 2000, the Company made matching contributions of approximately $99, $220 and $211, respectively. In March 1996, the Board of Directors approved and the Company adopted a Deferred Income Plan. At December 31, 2002, 1,118,233 units were outstanding.

         During 2002, the Company awarded 90,260 shares of restricted Common Stock to certain employees and 3,720 shares of restricted Common Stock to certain Directors. These restricted shares of Common Stock had a fair value of approximately $3,232 on the date of grant. The restricted Common Stock vests over a period from one to ten years. Compensation expense will be charged to earnings over the vesting period.

         During 2001, the Company awarded 94,450 shares of restricted Common Stock to certain employees and 3,699 shares of restricted Common Stock to certain Directors. These restricted shares of Common Stock had a fair value of approximately $3,133 on the date of grant. The restricted Common Stock vests over a period from one to ten years. Compensation expense will be charged to earnings over the vesting period.

         During 2000, the Company awarded 355,139 shares of restricted Common Stock to certain employees and 3,663 shares of restricted Common Stock to certain Directors. Other employees of the Company converted certain in-the-money employee stock options to 14,903 shares of restricted Common Stock. These restricted shares of Common Stock had a fair value of approximately $9,689 on the date of grant. The restricted Common Stock vests over a period from one to ten years. Compensation expense will be charged to earnings over the vesting period.


13. RELATED PARTY TRANSACTIONS

         The Company periodically engages in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of one of the Company's officers/Directors is an employee of CB Richard Ellis, Inc. For the years ended December 31, 2002, 2001 and 2000, this relative received brokerage commissions in the amount of $74, $17 and $60, respectively, from the Company.

         The Company periodically utilizes consulting services from the private consulting firm of one of the Company's Directors. For the years ended December 31, 2002 and 2001, no fees were paid to this entity. For the year ended December 31, 2000, the Company paid approximately $5 of fees to this entity.

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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

13. RELATED PARTY TRANSACTIONS, CONTINUED

         On November 19, 1998, the Company sold two industrial properties to two limited partnerships, Roosevelt Glen Corporate Center ("Roosevelt") and Hartford Center Investment Company ("Hartford"), for a total consideration of approximately $8,341. An entity in which one of the shareholders is the Chairman of the Board of Directors, ("TSIC") has a 11.638% general partner interest in Roosevelt. TSIC has a 12.39% general partner interest in Hartford. On December 4, 1998, the Company sold one industrial property to Eastgate Shopping Center Investment Co. ("Eastgate"), a limited partnership, for total consideration of approximately $2,521. TSIC has a 12.972% general partner interest in Eastgate. In each case, the purchaser had the option of selling the properties back to the Company and the Company had the option of buying the properties back from the purchaser for a stipulated period of time. In January 2000, the purchasers exercised their options to sell the properties back to the Company. Due to the existence and exercise of the options mentioned above, the sales were not recognized.


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

         Fifteen properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times at appraised fair market value or at a fixed purchase price generally in excess of the Company's depreciated cost of the asset. The Company has no notice of any exercise of any tenant purchase option.

         The Company has committed to the construction of 31 industrial properties totaling approximately 2.8 million square feet (unaudited) of GLA. The estimated total construction costs are approximately $155.9 million (unaudited). Of this amount, approximately $26.2 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Company's 2002 Unsecured Line of Credit. The Company expects to place in service all of the development projects during the next twelve months. There can be no assurance that the Company will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

         At December 31, 2002, the Company had 11 letters of credit outstanding in the aggregate amount of $5,713. These letters of credit expire between March 2003 and August 2004.


15. SUBSEQUENT EVENTS (UNAUDITED)

         On January 13, 2003, the Company, through the Mortgage Partnership, paid off and retired the 1995 Mortgage Loan.

         On January 27, 2003, the Company and the Operating Partnership paid a fourth quarter 2002 distribution of $.6850 per common share/unit, totaling approximately $31,106.

         From January 1, 2003 to March 7, 2003, the Company repurchased 37,300 shares of its common stock at a weighted average price of approximately $26.73 per share.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

15. SUBSEQUENT EVENTS (UNAUDITED), CONTINUED

         On March 5, 2003, the Company declared a first quarter 2003 distribution of $.6850 per common share/unit on its common stock/units which is payable on April 21, 2003. The Company also declared first quarter 2003 dividends of $53.906 per share ($.53906 per Depositary share), $49.687 per share ($.49687 per Depositary share) and $49.375 per share ($.49375 per Depositary share) on its Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, respectively, totaling, in the aggregate, approximately $5,044, which is payable on March 31, 2003.

         From January 1, 2003 to March 7, 2003, the Company awarded 1,073 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $31 on the date of grant. The restricted common stock vests over ten years. Compensation expense will be charged to earnings over the respective vesting period.

         From January 1, 2003 to March 7, 2003, the Company acquired or completed development of two industrial properties for a total estimated investment of approximately $26,650. The Company also sold six industrial properties and two land parcels for approximately $15,723 of gross proceeds during this period.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table summarizes quarterly financial information of the Company. The first, second and third fiscal quarters of 2002 and all fiscal quarters in 2001 have been restated in accordance with FAS 144. As a result, income from continuing operations and income from discontinued operations in this table will not agree to the income from continuing operations and income from discontinued operations presented in prior financial statements filed with the Securities and Exchange Commission.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



16.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED), CONTINUED

                                                                               Year Ended December 31, 2002
                                                                    --------------------------------------------------
                                                                     First        Second         Third         Fourth
                                                                    Quarter       Quarter       Quarter       Quarter
                                                                    --------      --------      --------      --------
Total Revenues ................................................     $ 82,362      $ 86,035      $ 86,990      $ 91,178
Equity In Income (Loss) of Joint Ventures .....................          222           354           559          (672)
Gain on Sale of Real Estate ...................................        5,339         4,845         8,176        (1,884)
Income from Continuing Operations .............................       18,176        15,911        19,912         9,388
Income from Discontinued Operations ...........................       14,850        18,268         9,754        24,190
Minority Interest Allocable to Discontinued Operations ........       (2,253)       (2,738)       (1,436)       (3,619)
Extraordinary Loss ............................................           --          (888)           --            --
Minority Interest Allocable to Extraordinary Loss .............           --           134            --            --
Net Income ....................................................       30,773        30,687        28,230        29,959
Preferred Stock Dividends .....................................       (7,231)       (6,113)       (5,044)       (5,044)
                                                                    --------      --------      --------      --------
Net Income Available to Common Stockholders ...................     $ 23,542      $ 24,574      $ 23,186      $ 24,915
                                                                    ========      ========      ========      ========
Income from Continuing Operations Available to Common
Stockholders Before Extraordinary Loss Available to Common
Stockholders per Weighted Average Common Share Outstanding:
         Basic ................................................     $    .28      $    .25      $    .38      $    .11
                                                                    ========      ========      ========      ========
         Diluted ..............................................     $    .28      $    .25      $    .37      $    .11
                                                                    ========      ========      ========      ========
NetIncome Available to Common Stockholders Before
Extraordinary Loss per Weighted Average Common Share
Outstanding:
         Basic ................................................     $    .60      $    .64      $    .59      $    .64
                                                                    ========      ========      ========      ========
         Diluted ..............................................     $    .60      $    .64      $    .58      $    .64
                                                                    ========      ========      ========      ========
Net Income Available to Common Stockholders per Weighted
Average Common Share Outstanding:
         Basic ................................................     $    .60      $    .62      $    .59      $    .64
                                                                    ========      ========      ========      ========
         Diluted ..............................................     $    .60      $    .62      $    .58      $    .64
                                                                    ========      ========      ========      ========

                                                                                 Year Ended December 31, 2001
                                                                    --------------------------------------------------
                                                                     First         Second        Third         Fourth
                                                                    Quarter       Quarter       Quarter       Quarter
                                                                    --------      --------      --------      --------
Total Revenues ................................................     $ 91,567      $ 89,639      $ 84,824      $ 85,210
Equity In Income (Loss) of Joint Ventures .....................          186           250           315        (1,542)
Gain on Sale of Real Estate ...................................       13,876        15,822        18,808        15,841
Income from Continuing Operations .............................       30,403        32,138        34,531        17,279
Income from Discontinued Operations ...........................        5,686         5,767         5,836         2,474
Minority Interest Allocable to Discontinued Operations ........         (890)         (884)         (883)         (381)
Extraordinary Loss ............................................           --       (10,309)           --            --
Minority Interest Allocable to Extraordinary Loss .............           --         1,597            --            --
Net Income ....................................................       35,199        28,309        39,484        19,372
Preferred Stock Dividends .....................................       (8,211)       (7,328)       (7,231)       (7,231)
                                                                    --------      --------      --------      --------
Net Income Available to Common Stockholders ...................     $ 26,988      $ 20,981      $ 32,253      $ 12,141
                                                                    ========      ========      ========      ========
Income from Continuing Operations Available to Common
Stockholders Before Extraordinary Loss Available to Common
Stockholders per Weighted Average Common Share Outstanding:
         Basic ................................................     $    .57      $    .63      $    .69      $    .26
                                                                    ========      ========      ========      ========
         Diluted ..............................................     $    .56      $    .62      $    .68      $    .26
                                                                    ========      ========      ========      ========
Net Income Available to Common Stockholders Before
Extraordinary Loss per Weighted Average Common Share
Outstanding:
         Basic ................................................     $    .69      $    .75      $    .81      $    .31
                                                                    ========      ========      ========      ========
         Diluted ..............................................     $    .69      $    .75      $    .81      $    .31
                                                                    ========      ========      ========      ========
Net Income Available to Common Stockholders per Weighted
Average Common Share Outstanding:
         Basic ................................................     $    .69      $    .53      $    .81      $    .31
                                                                    ========      ========      ========      ========
         Diluted ..............................................     $    .69      $    .53      $    .81      $    .31
                                                                    ========      ========      ========      ========

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of First Industrial Realty Trust, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 11, 2003 of First Industrial Realty Trust, Inc. and its subsidiaries which report and consolidated financial statements are included in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Chicago, Illinois
February 11, 2003

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                                  SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)


                                                                                                                  COSTS
                                                                                                               CAPITALIZED
                                                                                                              SUBSEQUENT TO
                                                                                            (B)               ACQUISITION OR
                                                                                        INITIAL COST           COMPLETION
                                          LOCATION                     (A)         -----------------------    AND VALUATION
BUILDING ADDRESS                        (CITY/STATE)              ENCUMBRANCES       LAND       BUILDINGS       PROVISION
----------------                        ------------              ------------     --------     ----------    --------------
ATLANTA
4250 River Green Parkway                Duluth, GA                     (c)         $    264     $    1,522       $     82
3400 Corporate Parkway                  Duluth, GA                     (c)              281          1,621            421
3450 Corporate Parkway                  Duluth, GA                     (c)              506          2,904            290
3500 Corporate Parkway                  Duluth, GA                     (c)              260          1,500            144
3425 Corporate Parkway                  Duluth, GA                     (c)              385          2,212            301
1650 GA Highway 155                     McDonough, GA                                   788          4,544            344
14101 Industrial Park Boulevard         Covington, GA                                   285          1,658            541
801-804 Blacklawn Road                  Conyers, GA                                     361          2,095            714
1665 Dogwood Drive                      Conyers, GA                                     635          3,662            234
1715 Dogwood Drive                      Conyers, GA                                     288          1,675            245
11235 Harland Drive                     Covington, GA                                   125            739             70
4050 Southmeadow Parkway                Atlanta, GA                                     401          2,813            211
4051 Southmeadow Parkway                Atlanta, GA                                     726          4,130          1,057
4071 Southmeadow Parkway                Atlanta, GA                                     750          4,460            886
3312 N. Berkeley Lake Road              Duluth, GA                                    2,937         16,644          1,807
370 Great Southwest Parkway(i)          Atlanta, GA                                     527          2,984            588
955 Cobb Place                          Kennesaw, GA                                    780          4,420            242
2084 Lake Industrial Court              Conyers, GA                                     662              -          4,764
2039 Monier Blvd                        Lithia Springs, GA                              651          2,770            169
1005 Sigman Road                        Conyers, GA                                     566          3,134            143
2050 East Park Drive                    Conyers, GA                                     452          2,504            183
201 Greenwood                           McDonough, GA                                 2,066            304         19,263
220 Greenwood Court                     McDonough, GA                                 2,015              -          8,820
1255 Oakbrook Drive                     Norcross, GA                                    195          1,107             41
1256 Oakbrook Drive                     Norcross, GA                                    336          1,907            172
1265 Oakbrook Drive                     Norcross, GA                                    307          1,742            130
1266 Oakbrook Drive                     Norcross, GA                                    234          1,326             26
1275 Oakbrook Drive                     Norcross, GA                                    400          2,269             53
1280 Oakbrook Drive                     Norcross, GA                                    281          1,592            133
1300 Oakbrook Drive                     Norcross, GA                                    420          2,381             31
1325 Oakbrook Drive                     Norcross, GA                                    332          1,879            123
1351 Oakbrook Drive                     Norcross, GA                                    370          2,099             53
1346 Oakbrook Drive                     Norcross, GA                                    740          4,192             47
1412 Oakbrook Drive                     Norcross, GA                                    313          1,776             45


BALTIMORE
3431 Benson                             Baltimore, MD                                   553          3,062            112
1801 Portal                             Baltimore, MD                                   251          1,387            176
1811 Portal                             Baltimore, MD                                   327          1,811            340
1831 Portal                             Baltimore, MD                                   268          1,486            452
1821 Portal                             Baltimore, MD                                   430          2,380          1,491
1820 Portal                             Baltimore, MD                  (g)              884          4,891            455
6615 Tributary                          Baltimore, MD                                   420          2,327            126
7340 Executive                          Frederick, MD                                   936          5,182            242
4845 Governers Way                      Frederick, MD                                   810          4,487            216
8900 Yellow Brick Road                  Baltimore, MD                                   447          2,473            369
7476 New Ridge                          Hanover, MD                                     394          2,182            209
1328 Charwood Road                      Hanover, MD                                     717          3,968            896
8779 Greenwood Place                    Savage, MD                                      704          3,896            520
1350 Blair Drive                        Odenton, MD                                     301          1,706            200
1360 Blair Drive                        Odenton, MD                                     321          1,820             84
1370 Blair Drive                        Odenton, MD                                     381          2,161            125
9020 Mendenhall Court                   Columbia, MD                                    530          3,001             48


CENTRAL PENNSYLVANIA
1214-B Freedom Road                     Cranberry Township, PA                           31            994            618
401 Russell Drive                       Middletown, PA                                  262            857          1,845
2700 Commerce Drive                     Middletown, PA                                  196            997            710
2701 Commerce Drive                     Middletown, PA                                  141            859          1,172
2780 Commerce Drive                     Middletown, PA                                  113            743          1,054
7125 Grayson Road                       Harrisburg, PA                                1,514          8,779             40
7253 Grayson Road                       Harrisburg, PA                                  894          5,168            220
5020 Louise Drive                       Mechanicsburg, PA                               707              -          2,793
7195 Grayson                            Harrisburg, PA                                  478          2,771             80



                                                 GROSS AMOUNT CARRIED
                                              AT CLOSE OF PERIOD 12/31/02
                                        ---------------------------------------       ACCUMULATED
                                                    BUILDING AND                      DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                         LAND       IMPROVEMENTS        TOTAL           12/31/02     RENOVATED   LIVES (YEARS)
----------------                        --------    ------------     ----------       ------------  -----------  -------------
ATLANTA
4250 River Green Parkway                $    264     $    1,604      $    1,868         $    373       1988           (p)
3400 Corporate Parkway                       281          2,042           2,323              603       1987           (p)
3450 Corporate Parkway                       506          3,194           3,700              719       1988           (p)
3500 Corporate Parkway                       260          1,644           1,904              387       1991           (p)
3425 Corporate Parkway                       385          2,513           2,898              630       1990           (p)
1650 GA Highway 155                          788          4,888           5,676            1,162       1991           (p)
14101 Industrial Park Boulevard              285          2,199           2,484              416       1984           (p)
801-804 Blacklawn Road                       361          2,809           3,170              654       1982           (p)
1665 Dogwood Drive                           635          3,896           4,531              831       1973           (p)
1715 Dogwood Drive                           288          1,920           2,208              472       1973           (p)
11235 Harland Drive                          125            809             933              179       1988           (p)
4050 Southmeadow Parkway                     425          3,000           3,425              648       1991           (p)
4051 Southmeadow Parkway                     726          5,187           5,913              895       1989           (p)
4071 Southmeadow Parkway                     828          5,269           6,096            1,157       1991           (p)
3312 N. Berkeley Lake Road                 3,052         18,337          21,389            3,189       1969           (p)
370 Great Southwest Parkway(i)               546          3,552           4,098              736       1986           (p)
955 Cobb Place                               804          4,638           5,442              611       1991           (p)
2084 Lake Industrial Court                   804          4,623           5,426              258       1998           (p)
2039 Monier Blvd                             652          2,938           3,590              176       1999           (p)
1005 Sigman Road                             574          3,269           3,843              264       1986           (p)
2050 East Park Drive                         459          2,680           3,139              291       1998           (p)
201 Greenwood                              2,520         19,113          21,634            1,461       1999           (p)
220 Greenwood Court                        1,700          9,135          10,835              247       2000           (p)
1255 Oakbrook Drive                          197          1,146           1,343               40       1984           (p)
1256 Oakbrook Drive                          339          2,076           2,415               72       1984           (p)
1265 Oakbrook Drive                          309          1,870           2,179               64       1984           (p)
1266 Oakbrook Drive                          235          1,350           1,586               48       1984           (p)
1275 Oakbrook Drive                          403          2,319           2,722               81       1986           (p)
1280 Oakbrook Drive                          283          1,724           2,006               58       1986           (p)
1300 Oakbrook Drive                          423          2,410           2,833               85       1986           (p)
1325 Oakbrook Drive                          334          2,000           2,334               67       1986           (p)
1351 Oakbrook Drive                          373          2,150           2,522               79       1984           (p)
1346 Oakbrook Drive                          744          4,235           4,979              150       1985           (p)
1412 Oakbrook Drive                          315          1,819           2,134               64       1985           (p)


BALTIMORE
3431 Benson                                  562          3,165           3,727              374       1988           (p)
1801 Portal                                  271          1,542           1,813              186       1987           (p)
1811 Portal                                  354          2,125           2,479              313       1987           (p)
1831 Portal                                  290          1,916           2,207              282       1990           (p)
1821 Portal                                  468          3,833           4,301              657       1986           (p)
1820 Portal                                  899          5,331           6,230              618       1982           (p)
6615 Tributary                               432          2,440           2,873              296       1987           (p)
7340 Executive                               957          5,402           6,360              645       1988           (p)
4845 Governers Way                           824          4,689           5,513              546       1988           (p)
8900 Yellow Brick Road                       475          2,814           3,289              331       1982           (p)
7476 New Ridge                               401          2,384           2,785              285       1987           (p)
1328 Charwood Road                           715          4,866           5,581              626       1986           (p)
8779 Greenwood Place                         727          4,393           5,120              345       1978           (p)
1350 Blair Drive                             314          1,892           2,207              110       1991           (p)
1360 Blair Drive                             331          1,894           2,225               94       1991           (p)
1370 Blair Drive                             394          2,273           2,667              117       1991           (p)
9020 Mendenhall Court                        535          3,043           3,578               89       1981           (p)


CENTRAL PENNSYLVANIA
1214-B Freedom Road                          205          1,438           1,643              723       1982           (p)
401 Russell Drive                            287          2,676           2,964            1,063       1990           (p)
2700 Commerce Drive                          206          1,697           1,903              672       1990           (p)
2701 Commerce Drive                          164          2,008           2,172              681       1989           (p)
2780 Commerce Drive                          209          1,701           1,910              693       1989           (p)
7125 Grayson Road                          1,514          8,819          10,332            1,920       1991           (p)
7253 Grayson Road                            894          5,388           6,282            1,247       1990           (p)
5020 Louise Drive                            716          2,784           3,500              605       1995           (p)
7195 Grayson                                 479          2,849           3,328              575       1994           (p)

                                                                                                                  COSTS
                                                                                                               CAPITALIZED
                                                                                                              SUBSEQUENT TO
                                                                                            (B)               ACQUISITION OR
                                                                                        INITIAL COST           COMPLETION
                                          LOCATION                     (A)         -----------------------    AND VALUATION
BUILDING ADDRESS                        (CITY/STATE)              ENCUMBRANCES       LAND       BUILDINGS       PROVISION
----------------                        ------------              ------------     --------     ----------    --------------
3380 Susquehanna Trail North            York,PA                                         450          2,550            137
495 East Locust Lane                    York,PA                                         810          4,590            340
350 Old Silver Springs Road             Mechanicsburg, PA                               510          2,890          4,315
4500 Westport Drive                     Mechanicsburg, PA                               690          3,910            397
125 East Kensinger Drive                Cranberry Township, PA                          585              -          3,407


CHICAGO
720-730 Landwehr Road                   Northbrook, IL                 (c)              521          2,982            439
20W201 101st Street                     Lemont, IL                     (c)              967          5,554          1,097
2300 Hammond Drive                      Schaumburg, IL                                  442          1,241          1,111
3600 West Pratt Avenue                  Lincolnwood, IL                               1,050          5,767          1,069
6750 South Sayre Avenue                 Bedford Park, IL                                224          1,309            384
585 Slawin Court                        Mount Prospect, IL                              611          3,505             13
2300 Windsor Court                      Addison, IL                                     688          3,943            636
3505 Thayer Court                       Aurora, IL                                      430          2,472             45
3600 Thayer Court                       Aurora, IL                                      636          3,645            378
736-776 Industrial Drive                Elmhurst, IL                                    349          1,994          1,040
480 East 14th St.                       Chicago, Heights, IL                            620          3,430            638
305-311 Era Drive                       Northbrook, IL                                  200          1,154            151
4330 South Racine Avenue                Chicago, IL                                     448          1,893            236
12241 Melrose Street                    Franklin Park, IL                               332          1,931          1,403
3150-3160 MacArthur Boulevard           Northbrook, IL                                  439          2,518            112
2942 MacArthur Boulevard                Northbrook, IL                                  315          1,803            256
305-307 East North Ave                  Carol Stream, IL                                126              -          2,727
301 Alice                               Wheeling, IL                                    218          1,236            205
11939 S Central Avenue                  Alsip, IL                                     1,208          6,843          1,661
405 East Shawmut                        LaGrange, IL                                    368          2,083             36
1010-50 Sesame Street                   Bensenville, IL                                 979          5,546            599
5555 West 70th Place                    Bedford Park, IL                                146            829            280
3200-3250 South St. Louis(i)            Chicago, IL                                     110            625          1,036
3110-3130 South St. Louis               Chicago, IL                                     115            650             55
7401 South Pulaski                      Chicago, IL                                     664          3,763          1,201
7501 S. Pulaski                         Chicago, IL                                     360          2,038            996
385 Fenton Lane                         West Chicago, IL                                868          4,918            556
335 Crossroad Parkway                   Bolingbrook, IL                               1,560          8,840          1,142
10435 Seymour Avenue                    Franklin Park, IL                               181          1,024            634
905 Paramount                           Batavia, IL                                     243          1,375            383
1005 Paramount                          Batavia, IL                                     282          1,600            360
2120-24 Roberts                         Broadview, IL                                   220          1,248            417
405-17 University Drive                 Arlington Hts., IL                              265          1,468            151
3575 Stern Avenue                       St. Charles, IL                                 431          2,386             50
3810 Stern Avenue                       St. Charles, IL                                 589          3,262             45
315 Kirk Road                           St. Charles, IL                               1,404          7,774            109
700 Business Center Drive               Mount Prospect, IL                              270          1,492            120
555 Business Center Drive               Mount Prospect, IL                              241          1,336             80
800 Business Center Drive               Mount Prospect, IL                              631          3,493            233
580 Slawin Court                        Mount Prospect, IL                              233          1,292            139
1150 Feehanville Drive                  Mount Prospect, IL                              260          1,437            103
1200 Business Center D rive             Mount Prospect, IL                              765          4,237            380
1331 Business Center Drive              Mount Prospect, IL                              235          1,303            133
3627 Stern Avenue                       St. Charles, IL                                 187          1,034             28
301-329 Airport Blvd                    North Aurora, IL                                570          3,156            194
19W661 101st Street                     Lemont, IL                                    1,200          6,643             92
19W751 101st Street                     Lemont, IL                                      789          4,368            103
175 Wall Street                         Glendale Heights, IL                            427          2,363             42
800-820 Thorndale Avenue                Bensenville, IL                                 751          4,159             63
830-890 Supreme Drive                   Bensenville, IL                                 671          3,714             57
1661 Feehanville Drive                  Mount Prospect, IL                              985          5,455            390


CINCINNATI
9900-9970 Princeton                     Cincinnati, OH                                  545          3,088          1,487
2940 Highland Avenue                    Cincinnati, OH                                1,717          9,730          1,957
4700-4750 Creek Road                    Blue Ash, OH                                  1,080          6,118            901
12072 Best Place                        Springboro, OH                                  426              -          3,374
901 Pleasant Valley Drive               Springboro, OH                                  304          1,721            300
4440 Mulhauser Road                     Cincinnati, OH                                1,067             39          5,361
4434 Mulhauser Road                     Cincinnati, OH                                  444             16          4,499
9449 Glades Drive                       Hamilton, OH                                    464              -          4,316


COLUMBUS
3800 Lockbourne Industrial Pkwy(s)      Columbus, OH                                  1,133          6,421            120
1819 North Walcutt Road(s)              Columbus, OH                                    810          4,590           (628)
4300 Cemetery Road(s)                   Hillard, OH                                   1,103          6,248         (1,796)
4115 Leap Road(i)                       Hillard, OH                                     758          4,297            409
3300 Lockbourne                         Columbus, OH                                    708          3,920            940



                                                 GROSS AMOUNT CARRIED
                                              AT CLOSE OF PERIOD 12/31/02
                                        ---------------------------------------       ACCUMULATED
                                                    BUILDING AND                      DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                         LAND       IMPROVEMENTS        TOTAL           12/31/02     RENOVATED   LIVES (YEARS)
----------------                        --------    ------------     ----------       ------------  -----------  -------------
3380 Susquehanna Trail North                 467          2,670           3,137              389       1990           (p)
495 East Locust Lane                         838          4,902           5,740              714     1993/94          (p)
350 Old Silver Springs Road                  541          7,174           7,715              870     1968/97          (p)
4500 Westport Drive                          727          4,269           4,997              576       1996           (p)
125 East Kensinger Drive                   1,143          2,849           3,992              124       2000           (p)


CHICAGO
720-730 Landwehr Road                        521          3,421           3,942              688       1978           (p)
20W201 101st Street                          968          6,650           7,618            1,621       1988           (p)
2300 Hammond Drive                           445          2,349           2,794            1,771       1970           (p)
3600 West Pratt Avenue                     1,050          6,836           7,887            1,432     1953/88          (p)
6750 South Sayre Avenue                      224          1,693           1,917              323       1975           (p)
585 Slawin Court                             611          3,518           4,129              702       1992           (p)
2300 Windsor Court                           696          4,572           5,268            1,212       1986           (p)
3505 Thayer Court                            430          2,517           2,947              543       1989           (p)
3600 Thayer Court                            636          4,023           4,659              936       1989           (p)
736-776 Industrial Drive                     349          3,034           3,383              836       1975           (p)
480 East 14th St.                            620          4,068           4,688              500       1958           (p)
305-311 Era Drive                            205          1,300           1,505              305       1978           (p)
4330 South Racine Avenue                     468          2,109           2,577            1,623       1978           (p)
12241 Melrose Street                         469          3,197           3,666              626       1969           (p)
3150-3160 MacArthur Boulevard                429          2,640           3,069              612       1978           (p)
2942 MacArthur Boulevard                     311          2,062           2,374              599       1979           (p)
305-307 East North Ave                       128          2,726           2,854              138       1999           (p)
301 Alice                                    225          1,435           1,659              228       1965           (p)
11939 S Central Avenue                     1,229          8,482           9,711            1,063       1972           (p)
405 East Shawmut                             369          2,117           2,486              300       1965           (p)
1010-50 Sesame Street                      1,003          6,121           7,124              727       1976           (p)
5555 West 70th Place                         157          1,098           1,255              132       1973           (p)
3200-3250 South St. Louis(i)                 113          1,658           1,771              557       1968           (p)
3110-3130 South St. Louis                    117            703             820               96       1968           (p)
7401 South Pulaski                           669          4,959           5,628              664     1975/86          (p)
7501 S. Pulaski                              318          3,077           3,394              481     1975/86          (p)
385 Fenton Lane                              884          5,457           6,341              660       1990           (p)
335 Crossroad Parkway                      1,599          9,943          11,542            1,367       1996           (p)
10435 Seymour Avenue                         190          1,649           1,839              253     1967/74          (p)
905 Paramount                                252          1,749           2,001              211       1977           (p)
1005 Paramount                               293          1,950           2,243              241       1978           (p)
2120-24 Roberts                              229          1,656           1,885              232       1960           (p)
405-17 University Drive                      267          1,618           1,884              188     1977/78          (p)
3575 Stern Avenue                            436          2,431           2,867              126     1979/84          (p)
3810 Stern Avenue                            596          3,301           3,897              172       1985           (p)
315 Kirk Road                              1,420          7,867           9,287              410     1969/93/95       (p)
700 Business Center Drive                    288          1,594           1,882               83       1980           (p)
555 Business Center Drive                    252          1,406           1,658               74       1981           (p)
800 Business Center Drive                    666          3,692           4,358              192     1988/99          (p)
580 Slawin Court                             254          1,411           1,665               73       1985           (p)
1150 Feehanville Drive                       273          1,527           1,801               83       1983           (p)
1200 Business Center D rive                  814          4,568           5,382              257     1988/2000        (p)
1331 Business Center Drive                   255          1,416           1,672               73       1985           (p)
3627 Stern Avenue                            189          1,059           1,248               55       1979           (p)
301-329 Airport Blvd                         593          3,328           3,921              132       1997           (p)
19W661 101st Street                        1,200          6,735           7,935              210       1988           (p)
19W751 101st Street                          793          4,468           5,261              138       1991           (p)
175 Wall Street                              433          2,400           2,832               55       1990           (p)
800-820 Thorndale Avenue                     760          4,213           4,973                9       1985           (p)
830-890 Supreme Drive                        679          3,763           4,442                8       1981           (p)
1661 Feehanville Drive                     1,044          5,786           6,830              300       1986           (p)


CINCINNATI
9900-9970 Princeton                          566          4,553           5,120              831       1970           (p)
2940 Highland Avenue                       1,772         11,632          13,404            2,037     1969/74          (p)
4700-4750 Creek Road                       1,109          6,989           8,098            1,362       1960           (p)
12072 Best Place                             443          3,357           3,800              586       1984           (p)
901 Pleasant Valley Drive                    316          2,010           2,325              308     1984/94          (p)
4440 Mulhauser Road                          655          5,813           6,467              654       1999           (p)
4434 Mulhauser Road                          463          4,496           4,959              361       1999           (p)
9449 Glades Drive                            477          4,304           4,780              373       1999           (p)


COLUMBUS
3800 Lockbourne Industrial Pkwy(s)         1,045          6,630           7,674            1,414       1986           (p)
1819 North Walcutt Road(s)                   637          4,135           4,772              709       1973           (p)
4300 Cemetery Road(s)                        764          4,791           5,555              783     1968/83          (p)
4115 Leap Road(i)                            756          4,707           5,463              521       1977           (p)
3300 Lockbourne                              710          4,858           5,568              488       1964           (p)

                                                                                                                  COSTS
                                                                                                               CAPITALIZED
                                                                                                              SUBSEQUENT TO
                                                                                            (B)               ACQUISITION OR
                                                                                        INITIAL COST           COMPLETION
                                          LOCATION                     (A)         -----------------------    AND VALUATION
BUILDING ADDRESS                        (CITY/STATE)              ENCUMBRANCES       LAND       BUILDINGS       PROVISION
----------------                        ------------              ------------     --------     ----------    --------------
DALLAS/FORT WORTH
1275-1281 Roundtable Drive              Dallas, TX                                      148            839             28
2406-2416 Walnut Ridge                  Dallas, TX                                      178          1,006            283
12750 Perimiter Drive                   Dallas, TX                                      638          3,618            240
1324-1343 Roundtable Drive              Dallas, TX                                      178          1,006            281
2401-2419 Walnut Ridge                  Dallas, TX                                      148            839             50
4248-4252 Simonton                      Farmers Ranch, TX                               888          5,032            389
900-906 Great Southwest Pkwy            Arlington, TX                                   237          1,342            417
2179 Shiloh Road                        Garland, TX                                     251          1,424             87
2159 Shiloh Road                        Garland, TX                                     108            610             55
2701 Shiloh Road                        Garland, TX                                     818          4,636            875
12784 Perimeter Drive(j)                Dallas, TX                                      350          1,986            507
3000 West Commerce                      Dallas, TX                                      456          2,584            507
3030 Hansboro                           Dallas, TX                                      266          1,510            476
5222 Cockrell Hill                      Dallas, TX                                      296          1,677            381
405-407 113th                           Arlington, TX                                   181          1,026            165
816 111th Street                        Arlington, TX                                   251          1,421             62
1017-25 Jacksboro Highway               Fort Worth, TX                                   97            537            230
7341 Dogwood Park                       Richland Hills, TX                               79            435             52
7427 Dogwood Park                       Richland Hills, TX                               96            532             69
7348-54 Tower Street                    Richland Hills, TX                               88            489             66
7370 Dogwood Park                       Richland Hills, TX                               91            503             62
7339-41 Tower Street                    Richland Hills, TX                               98            541             69
7437-45 Tower Street                    Richland Hills, TX                              102            563             59
7331-59 Airport Freeway                 Richland Hills, TX                              354          1,958            301
7338-60 Dogwood Park                    Richland Hills, TX                              106            587            109
7450-70 Dogwood Park                    Richland Hills, TX                              106            584            108
7423-49 Airport Freeway                 Richland Hills, TX                              293          1,621            510
7400 Whitehall Street                   Richland Hills, TX                              109            603            114
1602-1654 Terre Colony                  Dallas, TX                                      458          2,596            149
3330 Duncanville Road                   Dallas, TX                                      197          1,114             25
6851-6909 Snowden Road                  Fort Worth, TX                                1,025          5,810            230
2351-2355 Merritt Drive                 Garland, TX                                     101            574             66
10575 Vista Park                        Dallas, TX                                      366          2,074             32
701-735 North Plano Road                Richardson, TX                                  696          3,944             91
2259 Merritt Drive                      Garland, TX                                      96            544             43
2260 Merritt Drive                      Garland, TX                                     319          1,806             38
2220 Merritt Drive                      Garland, TX                                     352          1,993             45
2010 Merritt Drive                      Garland, TX                                     350          1,981            159
2363 Merritt Drive                      Garland, TX                                      73            412              7
2447 Merritt Drive                      Garland, TX                                      70            395              6
2465-2475 Merritt Drive                 Garland, TX                                      91            514              9
2485-2505 Merritt Drive                 Garland, TX                                     431          2,440             86
17919 Waterview Parkway                 Dallas, TX                                      833          4,718             94
2081 Hutton Drive - Bldg 1(j)           Carrolton, TX                                   448          2,540            392
2150 Hutton Drive                       Carrolton, TX                                   192          1,089            238
2110 Hutton Drive                       Carrolton, TX                                   374          2,117            181
2025 McKenzie Drive                     Carrolton, TX                                   437          2,478            143
2019 McKenzie Drive                     Carrolton, TX                                   502          2,843             95
1420 Valwood Parkway - Bldg 1(i)        Carrolton, TX                                   460          2,608            277
1620 Valwood Parkway(j)                 Carrolton, TX                                 1,089          6,173            977
1505 Luna Road - Bldg II                Carrolton, TX                                   167            948             49
1625 West Crosby Road                   Carrolton, TX                                   617          3,498            648
2029-2035 McKenzie Drive                Carrolton, TX                                   330          1,870            169
1840 Hutton Drive(i)                    Carrolton, TX                                   811          4,597            340
1420 Valwood Pkwy - Bldg II             Carrolton, TX                                   373          2,116            225
2015 McKenzie Drive                     Carrolton, TX                                   510          2,891            320
2009 McKenzie Drive                     Carrolton, TX                                   476          2,699            297
1505 Luna Road - Bldg I                 Carrolton, TX                                   521          2,953             79
1505 Luna Road - Bldg III               Carrolton, TX                                   658          3,728            317
900-1100 Avenue S                       Grand Prairie, TX                               623          3,528             46
15001 Trinity Blvd                      Ft. Worth, TX                                   529          2,998             36
Plano Crossing(k)                       Plano, TX                                     1,961         11,112            132
7413A-C Dogwood Park                    Richland Hills, TX                              110            623              8
7450 Tower Street                       Richland Hills, TX                               36            204              5
7436 Tower Street                       Richland Hills, TX                               57            324             15
7501 Airport Freeway                    Richland Hills, TX                              113            638             13
7426 Tower Street                       Richland Hills, TX                               76            429              6
7427-7429 Tower Street                  Richland Hills, TX                               75            427              7
2840-2842 Handley Ederville Rd          Richland Hills, TX                              112            635             12
7451-7477 Airport Freeway               Richland Hills, TX                              256          1,453             45
7415 Whitehall Street                   Richland Hills, TX                              372          2,107             71
7450 Whitehall Street                   Richland Hills, TX                              104            591              9
7430 Whitehall Street                   Richland Hills, TX                              143            809             13
7420 Whitehall Street                   Richland Hills, TX                              110            621             13
300 Wesley Way                          Richland Hills, TX                              208          1,181             16
2104 Hutton Drive                       Carrolton, TX                                   246          1,393             57



                                                 GROSS AMOUNT CARRIED
                                              AT CLOSE OF PERIOD 12/31/02
                                        ---------------------------------------       ACCUMULATED
                                                    BUILDING AND                      DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                         LAND       IMPROVEMENTS        TOTAL           12/31/02     RENOVATED   LIVES (YEARS)
----------------                        --------    ------------     ----------       ------------  -----------  -------------
DALLAS/FORT WORTH
1275-1281 Roundtable Drive                   117            897           1,015              124       1966           (p)
2406-2416 Walnut Ridge                       183          1,284           1,467              147       1978           (p)
12750 Perimiter Drive                        660          3,837           4,497              485       1979           (p)
1324-1343 Roundtable Drive                   184          1,281           1,465              203       1972           (p)
2401-2419 Walnut Ridge                       153            883           1,037              111       1978           (p)
4248-4252 Simonton                           920          5,390           6,309              716       1973           (p)
900-906 Great Southwest Pkwy                 270          1,726           1,996              194       1972           (p)
2179 Shiloh Road                             256          1,506           1,762              188       1982           (p)
2159 Shiloh Road                             110            663             773               85       1982           (p)
2701 Shiloh Road                             923          5,406           6,329              694       1981           (p)
12784 Perimeter Drive(j)                     396          2,446           2,843              314       1981           (p)
3000 West Commerce                           469          3,077           3,547              354       1980           (p)
3030 Hansboro                                276          1,977           2,252              284       1971           (p)
5222 Cockrell Hill                           306          2,048           2,354              236       1973           (p)
405-407 113th                                185          1,187           1,372              200       1969           (p)
816 111th Street                             258          1,476           1,734              192       1972           (p)
1017-25 Jacksboro Highway                    103            762             865               66       1970           (p)
7341 Dogwood Park                             84            482             566               49       1973           (p)
7427 Dogwood Park                            102            596             698               61       1973           (p)
7348-54 Tower Street                          94            549             643               57       1978           (p)
7370 Dogwood Park                             96            559             656               58       1987           (p)
7339-41 Tower Street                         104            603             707               63       1980           (p)
7437-45 Tower Street                         108            615             723               63       1977           (p)
7331-59 Airport Freeway                      372          2,241           2,613              245       1987           (p)
7338-60 Dogwood Park                         112            690             803               87       1978           (p)
7450-70 Dogwood Park                         112            686             798               95       1985           (p)
7423-49 Airport Freeway                      308          2,116           2,424              278       1985           (p)
7400 Whitehall Street                        115            711             826              105       1994           (p)
1602-1654 Terre Colony                       468          2,735           3,203              208       1981           (p)
3330 Duncanville Road                        199          1,136           1,335               64       1987           (p)
6851-6909 Snowden Road                     1,038          6,027           7,065              392     1985/86          (p)
2351-2355 Merritt Drive                      103            639             741               38       1986           (p)
10575 Vista Park                             371          2,101           2,472              118       1988           (p)
701-735 North Plano Road                     705          4,026           4,731              226     1972/94          (p)
2259 Merritt Drive                            97            586             683               52       1986           (p)
2260 Merritt Drive                           323          1,840           2,163              102     1986/99          (p)
2220 Merritt Drive                           356          2,034           2,390              114     1986/2000        (p)
2010 Merritt Drive                           354          2,135           2,489              187       1986           (p)
2363 Merritt Drive                            74            418             492               24       1986           (p)
2447 Merritt Drive                            71            401             471               23       1986           (p)
2465-2475 Merritt Drive                       92            522             614               29       1986           (p)
2485-2505 Merritt Drive                      436          2,521           2,956              141       1986           (p)
17919 Waterview Parkway                      843          4,801           5,644              274       1987           (p)
2081 Hutton Drive - Bldg 1(j)                453          2,928           3,380              162       1981           (p)
2150 Hutton Drive                            194          1,325           1,519               75       1980           (p)
2110 Hutton Drive                            377          2,294           2,671              121       1985           (p)
2025 McKenzie Drive                          442          2,617           3,058              134       1985           (p)
2019 McKenzie Drive                          507          2,933           3,439              145       1985           (p)
1420 Valwood Parkway - Bldg 1(i)             466          2,880           3,345              145       1986           (p)
1620 Valwood Parkway(j)                    1,100          7,139           8,239              360       1986           (p)
1505 Luna Road - Bldg II                     169            995           1,164               50       1988           (p)
1625 West Crosby Road                        631          4,132           4,763              306       1988           (p)
2029-2035 McKenzie Drive                     306          2,063           2,369              100       1985           (p)
1840 Hutton Drive(i)                         819          4,930           5,749              229       1986           (p)
1420 Valwood Pkwy - Bldg II                  377          2,338           2,715              106       1986           (p)
2015 McKenzie Drive                          516          3,205           3,721              155       1986           (p)
2009 McKenzie Drive                          481          2,991           3,472              150       1987           (p)
1505 Luna Road - Bldg I                      529          3,024           3,553              138       1988           (p)
1505 Luna Road - Bldg III                    664          4,038           4,702              214       1988           (p)
900-1100 Avenue S                            629          3,567           4,196               30       1985           (p)
15001 Trinity Blvd                           534          3,029           3,563               25       1984           (p)
Plano Crossing(k)                          1,981         11,224          13,204               94       1998           (p)
7413A-C Dogwood Park                         111            630             741                4       1990           (p)
7450 Tower Street                             36            208             245                1       1977           (p)
7436 Tower Street                             58            339             397                2       1979           (p)
7501 Airport Freeway                         115            649             764                4       1983           (p)
7426 Tower Street                             76            435             511                3       1978           (p)
7427-7429 Tower Street                        76            433             509                3       1981           (p)
2840-2842 Handley Ederville Rd               113            646             759                4       1977           (p)
7451-7477 Airport Freeway                    259          1,495           1,754               10       1984           (p)
7415 Whitehall Street                        375          2,174           2,550               14       1986           (p)
7450 Whitehall Street                        105            600             705                4       1978           (p)
7430 Whitehall Street                        144            820             964                5       1985           (p)
7420 Whitehall Street                        111            633             743                4       1985           (p)
300 Wesley Way                               211          1,196           1,406                8       1995           (p)
2104 Hutton Drive                            249          1,447           1,696               74       1990           (p)

                                                                                                                  COSTS
                                                                                                               CAPITALIZED
                                                                                                              SUBSEQUENT TO
                                                                                            (B)               ACQUISITION OR
                                                                                        INITIAL COST           COMPLETION
                                          LOCATION                     (A)         -----------------------    AND VALUATION
BUILDING ADDRESS                        (CITY/STATE)              ENCUMBRANCES       LAND       BUILDINGS       PROVISION
----------------                        ------------              ------------     --------     ----------    --------------
Addison Tech Ctr - Bldg B               Addison, TX                                   1,647          6,400              1
7337 Dogwood Park                       Richland Hills, TX                               80            453             13
7334 Tower Street                       Richland Hills, TX                               69            393             12
7451 Dogwood Park                       Richland Hills, TX                              133            753             20
7440 Whitehall Street                   Richland Hills, TX                               74            420              7
2821 Cullen Street                      Fort Worth, TX                                   71            404              5


DAYTON
6094-6104 Executive Blvd                Huber Heights, OH                               181          1,025            198
6202-6220 Executive Blvd                Huber Heights, OH                               268          1,521            139
6268-6294 Executive Blvd                Huber Heights, OH                               255          1,444            265
5749-5753 Executive Blvd                Huber Heights, OH                                50            282             93
6230-6266 Executive Blvd                Huber Heights, OH                               271          1,534            373
2200-2224 Sandridge Road                Moriane, OH                                     218          1,233             98
8119-8137 Uehling Lane                  Dayton, OH                                      103            572             59


DENVER
7100 North Broadway - 1                 Denver, CO                                      201          1,141            278
7100 North Broadway - 2                 Denver, CO                                      203          1,150            289
7100 North Broadway - 3                 Denver, CO                                      139            787            122
7100 North Broadway - 5                 Denver, CO                                      180          1,018            137
7100 North Broadway - 6                 Denver, CO                                      269          1,526            250
20100 East 32nd Avenue Parkway          Aurora, CO                                      333          1,888            336
15700-15820 West 6th Avenue             Golden, CO                                      333          1,887            117
15850-15884 West 6th Avenue             Golden, CO                                      201          1,139            147
5454 Washington                         Denver, CO                                      154            873            146
700 West 48th Street                    Denver, CO                                      302          1,711            154
702 West 48th Street                    Denver, CO                                      135            763            188
6425 North Washington                   Denver, CO                                      374          2,118            227
3370 North Peoria Street                Aurora, CO                                      163            924            187
3390 North Peoria Street                Aurora, CO                                      145            822             40
3508-3538 North Peoria Street           Aurora, CO                                      260          1,472             97
3568 North Peoria Street                Aurora, CO                                      222          1,260            192
4785 Elati                              Denver, CO                                      173            981            137
4770 Fox Street                         Denver, CO                                      132            750             56
1550 W. Evans                           Denver, CO                                      388          2,200            387
3751-71 Revere Street                   Denver, CO                                      262          1,486             72
3871 Revere                             Denver, CO                                      361          2,047             58
5454 Havana Street                      Denver, CO                                      204          1,156             36
5500 Havana Street                      Denver, CO                                      167            946            108
4570 Ivy Street                         Denver, CO                                      219          1,239            257
5855 Stapleton Drive North              Denver, CO                                      288          1,630            186
5885 Stapleton Drive North              Denver, CO                                      376          2,129            125
5200-5280 North Broadway                Denver, CO                                      169            960            121
5977-5995 North Broadway                Denver, CO                                      268          1,518             96
2952-5978 North Broadway                Denver, CO                                      414          2,346            596
6400 North Broadway                     Denver, CO                                      318          1,804            107
875 Parfet                              Lakewood, CO                                    288          1,633            104
4721 Ironton Street                     Denver, CO                                      232          1,313            718
833 Parfet Street                       Lakewood, CO                                    196          1,112             67
11005 West 8th Avenue                   Lakewood, CO                                    102            580             58
7100 North Broadway - 7                 Denver, CO                                      215          1,221            242
7100 North Broadway - 8                 Denver, CO                                       79            448            206
6804 East 48th Avenue                   Denver, CO                                      253          1,435            100
445 Bryant Street                       Denver, CO                                    1,831         10,219          1,211
East 47th Drive - A                     Denver, CO                                      474          2,689            125
9500 West 49th Street - A               Wheatridge, CO                                  283          1,625             16
9500 West 49th Street - B               Wheatridge, CO                                  225          1,272             16
9500 West 49th Street - C               Wheatridge, CO                                  602          3,409             21
9500 West 49th Street - D               Wheatridge, CO                                  271          1,537            221
8100 South Park Way - A                 Littleton, CO                                   442          2,507            324
8100 South Park Way - B                 Littleton, CO                                   103            582            157
8100 South Park Way - C                 Littleton, CO                                   568          3,219            159
451-591 East 124th Avenue               Littleton, CO                                   383          2,145            169
608 Garrison Street                     Lakewood, CO                                    265          1,501            281
610 Garrison Street                     Lakewood, CO                                    264          1,494            337
1111 West Evans(A&C)                    Denver, CO                                      233          1,321            119
1111 West Evans(B)                      Denver, CO                                       30            169             16
15000 West 6th Avenue                   Golden, CO                                      913          5,174            789
14998 West 6th Avenue Bldg E            Golden, CO                                      565          3,199            183
14998 West 6th Avenue Bldg F            Englewood, CO                                   269          1,525            185
12503 East Euclid Drive                 Denver, CO                                    1,219          6,905            488
6547 South Racine Circle                Denver, CO                                      748          4,241            297
7800 East Iliff Avenue                  Denver, CO                                      188          1,067             40
2369 South Trenton Way                  Denver, CO                                      292          1,656            192
2422 S. Trenton Way                     Denver, CO                                      241          1,364             98
2452 South Trenton Way                  Denver, CO                                      421          2,386            117



                                                 GROSS AMOUNT CARRIED
                                              AT CLOSE OF PERIOD 12/31/02
                                        ---------------------------------------       ACCUMULATED
                                                    BUILDING AND                      DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                         LAND       IMPROVEMENTS        TOTAL           12/31/02     RENOVATED   LIVES (YEARS)
----------------                        --------    ------------     ----------       ------------  -----------  -------------
Addison Tech Ctr - Bldg B                  1,647          6,401           8,048               53       2001           (p)
7337 Dogwood Park                             81            466             546                3       1975           (p)
7334 Tower Street                             70            404             474                3       1975           (p)
7451 Dogwood Park                            134            771             905                5       1977           (p)
7440 Whitehall Street                         75            426             501                3       1983           (p)
2821 Cullen Street                            72            409             481                3       1961           (p)


DAYTON
6094-6104 Executive Blvd                     184          1,220           1,404              233       1975           (p)
6202-6220 Executive Blvd                     275          1,653           1,928              276       1996           (p)
6268-6294 Executive Blvd                     262          1,702           1,964              314       1989           (p)
5749-5753 Executive Blvd                      53            372             425               92       1975           (p)
6230-6266 Executive Blvd                     280          1,897           2,178              460       1979           (p)
2200-2224 Sandridge Road                     223          1,324           1,548              196       1983           (p)
8119-8137 Uehling Lane                       103            631             734               65       1978           (p)


DENVER
7100 North Broadway - 1                      215          1,406           1,621              244       1978           (p)
7100 North Broadway - 2                      204          1,438           1,642              269       1978           (p)
7100 North Broadway - 3                      140            908           1,048              155       1978           (p)
7100 North Broadway - 5                      178          1,157           1,335              228       1978           (p)
7100 North Broadway - 6                      271          1,775           2,045              299       1978           (p)
20100 East 32nd Avenue Parkway               314          2,243           2,557              539       1997           (p)
15700-15820 West 6th Avenue                  318          2,018           2,337              290       1978           (p)
15850-15884 West 6th Avenue                  206          1,281           1,487              167       1978           (p)
5454 Washington                              156          1,018           1,173              160       1985           (p)
700 West 48th Street                         307          1,860           2,167              270       1984           (p)
702 West 48th Street                         139            946           1,085              139       1984           (p)
6425 North Washington                        385          2,333           2,718              332       1983           (p)
3370 North Peoria Street                     163          1,111           1,275              252       1978           (p)
3390 North Peoria Street                     147            861           1,007              128       1978           (p)
3508-3538 North Peoria Street                264          1,565           1,829              229       1978           (p)
3568 North Peoria Street                     225          1,449           1,674              232       1978           (p)
4785 Elati                                   175          1,116           1,291              181       1972           (p)
4770 Fox Street                              134            804             938              120       1972           (p)
1550 W. Evans                                385          2,590           2,975              326       1975           (p)
3751-71 Revere Street                        267          1,553           1,821              221       1980           (p)
3871 Revere                                  368          2,098           2,466              275       1980           (p)
5454 Havana Street                           207          1,189           1,396              158       1980           (p)
5500 Havana Street                           169          1,052           1,221              131       1980           (p)
4570 Ivy Street                              220          1,494           1,714              253       1985           (p)
5855 Stapleton Drive North                   290          1,814           2,104              242       1985           (p)
5885 Stapleton Drive North                   380          2,250           2,630              323       1985           (p)
5200-5280 North Broadway                     171          1,078           1,250              157       1977           (p)
5977-5995 North Broadway                     271          1,611           1,882              215       1978           (p)
2952-5978 North Broadway                     422          2,934           3,356              401       1978           (p)
6400 North Broadway                          325          1,905           2,230              251       1982           (p)
875 Parfet                                   293          1,733           2,026              228       1975           (p)
4721 Ironton Street                          236          2,026           2,262              285       1969           (p)
833 Parfet Street                            199          1,176           1,375              161       1974           (p)
11005 West 8th Avenue                        104            636             740              102       1974           (p)
7100 North Broadway - 7                      217          1,461           1,678              245       1985           (p)
7100 North Broadway - 8                       80            653             733              132       1985           (p)
6804 East 48th Avenue                        256          1,532           1,789              201       1973           (p)
445 Bryant Street                          1,829         11,432          13,261            1,461       1960           (p)
East 47th Drive - A                          441          2,847           3,288              539       1997           (p)
9500 West 49th Street - A                    286          1,638           1,924              251       1997           (p)
9500 West 49th Street - B                    226          1,287           1,513              176       1997           (p)
9500 West 49th Street - C                    600          3,432           4,032              476       1997           (p)
9500 West 49th Street - D                    246          1,784           2,029              359       1997           (p)
8100 South Park Way - A                      423          2,850           3,273              628       1997           (p)
8100 South Park Way - B                      104            738             841              209       1984           (p)
8100 South Park Way - C                      575          3,371           3,945              438       1984           (p)
451-591 East 124th Avenue                    383          2,314           2,697              293       1979           (p)
608 Garrison Street                          267          1,779           2,046              248       1984           (p)
610 Garrison Street                          266          1,830           2,095              251       1984           (p)
1111 West Evans(A&C)                         236          1,437           1,672              186       1986           (p)
1111 West Evans(B)                            30            184             215               25       1986           (p)
15000 West 6th Avenue                        916          5,961           6,877              817       1985           (p)
14998 West 6th Avenue Bldg E                 568          3,379           3,947              471       1995           (p)
14998 West 6th Avenue Bldg F                 271          1,708           1,979              306       1995           (p)
12503 East Euclid Drive                    1,208          7,405           8,613            1,099       1986           (p)
6547 South Racine Circle                     739          4,548           5,287              801       1996           (p)
7800 East Iliff Avenue                       190          1,104           1,295              156       1983           (p)
2369 South Trenton Way                       294          1,846           2,140              279       1983           (p)
2422 S. Trenton Way                          243          1,461           1,703              199       1983           (p)
2452 South Trenton Way                       426          2,498           2,924              344       1983           (p)

                                                                                                                  COSTS
                                                                                                               CAPITALIZED
                                                                                                              SUBSEQUENT TO
                                                                                            (B)               ACQUISITION OR
                                                                                        INITIAL COST           COMPLETION
                                          LOCATION                     (A)         -----------------------    AND VALUATION
BUILDING ADDRESS                        (CITY/STATE)              ENCUMBRANCES       LAND       BUILDINGS       PROVISION
----------------                        ------------              ------------     --------     ----------    --------------
651 Topeka Way                          Denver, CO                                      194          1,099             92
680 Atchison Way                        Denver, CO                                      194          1,099             70
8122 South Park Lane - A                Littleton, CO                                   394          2,232            233
1600 South Abilene                      Aurora, CO                                      465          2,633             80
1620 South Abilene                      Aurora, CO                                      268          1,520            120
1640 South Abilene                      Aurora, CO                                      368          2,085            142
13900 East Florida Ave                  Aurora, CO                                      189          1,071             64
4301 South Federal Boulevard            Englewood, CO                                   237          1,341             97
14401-14492 East 33rd Place             Aurora, CO                                      445          2,519            176
11701 East 53rd Avenue                  Denver, CO                                      416          2,355             63
5401 Oswego Street                      Denver, CO                                      273          1,547            163
3811 Joliet                             Denver, CO                                      735          4,166            131
2630 West 2nd Avenue                    Denver, CO                                       51            286              5
2650 West 2nd Avenue                    Denver, CO                                      221          1,252             55
14818 West 6th Avenue Bldg A            Golden, CO                                      494          2,799            231
14828 West 6th Avenue Bldg B            Golden, CO                                      519          2,942            283
12055 E 49th Ave/4955 Peoria            Denver, CO                                      298          1,688            325
4940-4950 Paris                         Denver, CO                                      152            861             58
4970 Paris                              Denver, CO                                       95            537             42
5010 Paris                              Denver, CO                                       89            505             20
7367 South Revere Parkway               Englewood, CO                                   926          5,124            167
10311 W. Hampden Ave.                   Lakewood, CO                                    577          2,984            171
8200 East Park Meadows Drive(i)         Lone Tree, CO                                 1,297          7,348            344
3250 Quentin(i)                         Aurora, CO                                    1,220          6,911            238
11585 E. 53rd Ave.(i)                   Denver, CO                                    1,770         10,030            279
10500 East 54th Ave.(j)                 Denver, CO                                    1,253          7,098            190


DES MOINES
2250 Delaware Ave.(s)                   Des Moines, IA                                  291          1,609            213


DETROIT
2654 Elliott                            Troy, MI                       (c)               57            334             83
1731 Thorncroft                         Troy, MI                       (c)              331          1,904             25
1653 E. Maple                           Troy, MI                       (c)              192          1,104            102
47461 Clipper                           Plymouth Township, MI          (c)              122            723            111
47522 Galleon                           Plymouth Township, MI          (c)               85            496             11
238 Executive Drive                     Troy, MI                                         52            173            494
256 Executive Drive                     Troy, MI                                         44            146            442
301 Executive Drive                     Troy, MI                                         71            293            614
449 Executive Drive                     Troy, MI                                        125            425            959
501 Executive Drive                     Troy, MI                                         71            236            644
451 Robbins Drive                       Troy, MI                                         96            448          1,001
1035 Crooks Road                        Troy, MI                                        114            414            625
1095 Crooks Road                        Troy, MI                                        331          1,017          1,018
1416 Meijer Drive                       Troy, MI                                         94            394            390
1624 Meijer Drive                       Troy, MI                                        236          1,406            995
1972 Meijer Drive                       Troy, MI                                        315          1,301            721
1621 Northwood Drive                    Troy, MI                                         85            351          1,039
1707 Northwood Drive                    Troy, MI                                         95            262          1,183
1788 Northwood Drive                    Troy, MI                                         50            196            464
1821 Northwood Drive                    Troy, MI                                        132            523            743
1826 Northwood Drive                    Troy, MI                                         55            208            394
1864 Northwood Drive                    Troy, MI                                         57            190            469
1921 Northwood Drive                    Troy, MI                                        135            589          1,365
2277 Elliott Avenue                     Troy, MI                                         48            188            515
2451 Elliott Avenue                     Troy, MI                                         78            319            838
2730 Research Drive                     Rochester Hills, MI                             915          4,215            717
2791 Research Drive                     Rochester Hills, MI                             557          2,731            289
2871 Research Drive                     Rochester Hills, MI                             324          1,487            377
2911 Research Drive                     Rochester Hills, MI                             505          2,136            397
3011 Research Drive                     Rochester Hills, MI                             457          2,104            349
2870 Technology Drive                   Rochester Hills, MI                             275          1,262            237
2900 Technology Drive                   Rochester Hills, MI                             214            977            492
2920 Technology Drive                   Rochester Hills, MI                             159            671            144
2930 Technology Drive                   Rochester Hills, MI                             131            594            441
2950 Technology Drive                   Rochester Hills, MI                             178            819            302
23014 Commerce Drive                    Farmington Hills, MI                             39            203            193
23028 Commerce Drive                    Farmington Hills, MI                             98            507            439
23035 Commerce Drive                    Farmington Hills, MI                             71            355            214
23042 Commerce Drive                    Farmintgon Hills, MI                             67            277            331
23065 Commerce Drive                    Farmington Hills, MI                             71            408            217
23070 Commerce Drive                    Farmington Hills, MI                            112            442            668
23079 Commerce Drive                    Farmington Hills, MI                             68            301            221
23093 Commerce Drive                    Farmington Hills, MI                            211          1,024            788
23135 Commerce Drive                    Farmington Hills, MI                            146            701            283
23163 Commerce Drive                    Farmington Hills, MI                            111            513            319
23177 Commerce Drive                    Farmington Hills, MI                            175          1,007            747



                                                 GROSS AMOUNT CARRIED
                                              AT CLOSE OF PERIOD 12/31/02
                                        ---------------------------------------       ACCUMULATED
                                                    BUILDING AND                      DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                         LAND       IMPROVEMENTS        TOTAL           12/31/02     RENOVATED   LIVES (YEARS)
----------------                        --------    ------------     ----------       ------------  -----------  -------------
651 Topeka Way                               198          1,187           1,385              152       1985           (p)
680 Atchison Way                             198          1,164           1,363              147       1985           (p)
8122 South Park Lane - A                     398          2,461           2,859              365       1986           (p)
1600 South Abilene                           467          2,711           3,178              358       1986           (p)
1620 South Abilene                           270          1,638           1,908              249       1986           (p)
1640 South Abilene                           382          2,213           2,594              292       1986           (p)
13900 East Florida Ave                       190          1,134           1,324              159       1986           (p)
4301 South Federal Boulevard                 239          1,435           1,674              227       1997           (p)
14401-14492 East 33rd Place                  440          2,699           3,139              389       1979           (p)
11701 East 53rd Avenue                       422          2,411           2,834              319       1985           (p)
5401 Oswego Street                           278          1,704           1,982              261       1985           (p)
3811 Joliet                                  752          4,281           5,032              427       1977           (p)
2630 West 2nd Avenue                          51            291             342               39       1970           (p)
2650 West 2nd Avenue                         223          1,306           1,528              181       1970           (p)
14818 West 6th Avenue Bldg A                 468          3,056           3,524              511       1985           (p)
14828 West 6th Avenue Bldg B                 503          3,241           3,744              488       1985           (p)
12055 E 49th Ave/4955 Peoria                 305          2,006           2,310              322       1984           (p)
4940-4950 Paris                              156            916           1,071              112       1984           (p)
4970 Paris                                    97            576             673               78       1984           (p)
5010 Paris                                    91            522             613               67       1984           (p)
7367 South Revere Parkway                    934          5,283           6,217              690       1997           (p)
10311 W. Hampden Ave.                        578          3,155           3,732              358       1999           (p)
8200 East Park Meadows Drive(i)            1,304          7,685           8,989              423       1984           (p)
3250 Quentin(i)                            1,230          7,138           8,368              384     1984/2000        (p)
11585 E. 53rd Ave.(i)                      1,780         10,299          12,079              325       1984           (p)
10500 East 54th Ave.(j)                    1,260          7,281           8,540              231       1986           (p)


DES MOINES
2250 Delaware Ave.(s)                        277          1,837           2,113              296       1975           (p)


DETROIT
2654 Elliott                                  57            417             474              138       1986           (p)
1731 Thorncroft                              331          1,929           2,260              411       1969           (p)
1653 E. Maple                                192          1,206           1,398              324       1990           (p)
47461 Clipper                                122            834             955              255       1992           (p)
47522 Galleon                                 85            507             592              106       1990           (p)
238 Executive Drive                          100            619             719              422       1973           (p)
256 Executive Drive                           85            547             632              353       1974           (p)
301 Executive Drive                          133            845             978              571       1974           (p)
449 Executive Drive                          218          1,291           1,509              811       1975           (p)
501 Executive Drive                          129            822             951              391       1984           (p)
451 Robbins Drive                            192          1,353           1,545              855       1975           (p)
1035 Crooks Road                             143          1,010           1,153              548       1980           (p)
1095 Crooks Road                             360          2,006           2,366              995       1986           (p)
1416 Meijer Drive                            121            757             878              438       1980           (p)
1624 Meijer Drive                            373          2,264           2,637            1,167       1984           (p)
1972 Meijer Drive                            372          1,965           2,337              972       1985           (p)
1621 Northwood Drive                         215          1,260           1,475              908       1977           (p)
1707 Northwood Drive                         239          1,301           1,540              695       1983           (p)
1788 Northwood Drive                         103            607             710              426       1977           (p)
1821 Northwood Drive                         220          1,178           1,398              804       1977           (p)
1826 Northwood Drive                         103            554             657              377       1977           (p)
1864 Northwood Drive                         107            609             716              419       1977           (p)
1921 Northwood Drive                         291          1,797           2,089            1,179       1977           (p)
2277 Elliott Avenue                          104            648             751              396       1975           (p)
2451 Elliott Avenue                          164          1,072           1,235              739       1974           (p)
2730 Research Drive                          903          4,945           5,847            2,411       1988           (p)
2791 Research Drive                          560          3,017           3,577            1,364       1991           (p)
2871 Research Drive                          327          1,862           2,188              797       1991           (p)
2911 Research Drive                          504          2,534           3,038            1,154       1992           (p)
3011 Research Drive                          457          2,453           2,910            1,183       1988           (p)
2870 Technology Drive                        279          1,495           1,774              720       1988           (p)
2900 Technology Drive                        219          1,464           1,683              735       1992           (p)
2920 Technology Drive                        153            821             974              359       1992           (p)
2930 Technology Drive                        138          1,027           1,166              425       1991           (p)
2950 Technology Drive                        185          1,115           1,299              525       1991           (p)
23014 Commerce Drive                          56            379             435              195       1983           (p)
23028 Commerce Drive                         125            919           1,044              547       1983           (p)
23035 Commerce Drive                          93            548             640              278       1983           (p)
23042 Commerce Drive                          89            586             675              332       1983           (p)
23065 Commerce Drive                          93            603             696              305       1983           (p)
23070 Commerce Drive                         125          1,097           1,222              597       1983           (p)
23079 Commerce Drive                          79            511             590              263       1983           (p)
23093 Commerce Drive                         295          1,728           2,023              904       1983           (p)
23135 Commerce Drive                         158            972           1,130              470       1986           (p)
23163 Commerce Drive                         138            804             943              386       1986           (p)
23177 Commerce Drive                         254          1,675           1,929              867       1986           (p)

                                                                                                                  COSTS
                                                                                                               CAPITALIZED
                                                                                                              SUBSEQUENT TO
                                                                                            (B)               ACQUISITION OR
                                                                                        INITIAL COST           COMPLETION
                                          LOCATION                     (A)         -----------------------    AND VALUATION
BUILDING ADDRESS                        (CITY/STATE)              ENCUMBRANCES       LAND       BUILDINGS       PROVISION
----------------                        ------------              ------------     --------     ----------    --------------
23206 Commerce Drive                    Farmington Hills, MI                            125            531            626
23290 Commerce Drive                    Farmington Hills, MI                            124            707            641
23370 Commerce Drive                    Farmington Hills, MI                             59            233            165
1451 East Lincoln Avenue                Madison Heights, MI                             299          1,703            487
4400 Purks Drive                        Auburn Hills, MI                                602          3,410          2,687
4177A Varsity Drive                     Ann Arbor, MI                                    90            536             95
6515 Cobb Drive                         Sterling Heights, MI                            305          1,753            194
32450 N Avis Drive                      Madison Heights, MI                             281          1,590            547
11866 Hubbard                           Livonia, MI                                     189          1,073             86
12050-12300 Hubbard(i)                  Livonia, MI                                     425          2,410            657
38300 Plymouth Road                     Livonia, MI                                     729              -          4,802
12707 Eckles Road                       Plymouth Township, MI                           255          1,445            109
9300-9328 Harrison Rd                   Romulus, MI                                     147            834            226
9330-9358 Harrison Rd                   Romulus, MI                                      81            456            258
28420-28448 Highland Rd                 Romulus, MI                                     143            809            225
28450-28478 Highland Rd                 Romulus, MI                                      81            461            373
28421-28449 Highland Rd                 Romulus, MI                                     109            617            327
28451-28479 Highland Rd                 Romulus, MI                                     107            608            185
28825-28909 Highland Rd                 Romulus, MI                                      70            395            261
28933-29017 Highland Rd                 Romulus, MI                                     112            634            212
28824-28908 Highland Rd                 Romulus, MI                                     134            760            400
28932-29016 Highland Rd                 Romulus, MI                                     123            694            238
9710-9734 Harrison Rd                   Romulus, MI                                     125            706            142
9740-9772 Harrison Rd                   Romulus, MI                                     132            749            243
9840-9868 Harrison Rd                   Romulus, MI                                     144            815            165
9800-9824 Harrison Rd                   Romulus, MI                                     117            664            190
29265-29285 Airport Dr                  Romulus, MI                                     140            794            303
29185-29225 Airport Dr                  Romulus, MI                                     140            792            324
29149-29165 Airport Dr                  Romulus, MI                                     216          1,225            340
29101-29115 Airport Dr                  Romulus, MI                                     130            738            270
29031-29045 Airport Dr                  Romulus, MI                                     124            704            162
29050-29062 Airport Dr                  Romulus, MI                                     127            718            193
29120-29134 Airport Dr                  Romulus, MI                                     161            912            499
29200-29214 Airport Dr                  Romulus, MI                                     170            963            348
9301-9339 Middlebelt Rd                 Romulus, MI                                     124            703            162
26980 Trolley Industrial Drive          Taylor, MI                                      450          2,550            931
33200 Capitol Avenue                    Livonia, MI                                     236          1,309            186
32975 Capitol Avenue                    Livonia, MI                                     135            748             94
2725 S. Industrial Highway              Ann Arbor, MI                                   660          3,654            544
32920 Capitol Avenue                    Livonia, MI                                      76            422             86
11862 Brookfield Avenue                 Livonia, MI                                      85            471            128
11923 Brookfield Avenue                 Livonia, MI                                     120            665            459
11965 Brookfield Avenue                 Livonia, MI                                     120            665             78
34005 Schoolcraft Road                  Livonia, MI                                     107            592            177
13405 Stark Road                        Livonia, MI                                      46            254             34
1170 Chicago Road                       Troy, MI                                        249          1,380            143
1200 Chicago Road                       Troy, MI                                        268          1,483            141
450 Robbins Drive                       Troy, MI                                        166            920            110
1230 Chicago Road                       Troy, MI                                        271          1,498            142
12886 Westmore Avenue                   Livonia, MI                                     190          1,050            199
12898 Westmore Avenue                   Livonia, MI                                     190          1,050            188
33025 Industrial Road                   Livonia, MI                                      80            442             84
47711 Clipper Street                    Plymouth Township, MI                           539          2,983            266
32975 Industrial Road                   Livonia, MI                                     160            887            178
32985 Industrial Road                   Livonia, MI                                     137            761            127
32995 Industrial Road                   Livonia, MI                                     160            887            180
12874 Westmore Avenue                   Livonia, MI                                     137            761            125
33067 Industrial Road                   Livonia, MI                                     160            887            112
1775 Bellingham                         Troy, MI                                        344          1,902            274
1785 East Maple                         Troy, MI                                         92            507             83
1807 East Maple                         Troy, MI                                        321          1,775            199
980 Chicago                             Troy, MI                                        206          1,141            103
1840 Enterprise Drive                   Rochester Hills, MI                             573          3,170            278
1885 Enterprise Drive                   Rochester Hills, MI                             209          1,158            110
1935-55 Enterprise Drive                Rochester Hills, MI                           1,285          7,144            823
5500 Enterprise Court                   Warren, MI                                      675          3,737            447
750 Chicago Road                        Troy, MI                                        323          1,790            278
800 Chicago Road                        Troy, MI                                        283          1,567            498
850 Chicago Road                        Troy, MI                                        183          1,016            178
2805 S. Industrial Highway              Ann Arbor, MI                                   318          1,762            263
6833 Center Drive                       Sterling Heights, MI                            467          2,583            218
32201 North Avis Drive                  Madison Heights, MI                             345          1,911            423
1100 East Mandoline Road                Madison Heights, MI                             888          4,915          1,229
30081 Stephenson Highway                Madison Heights, MI                             271          1,499            349
1120 John A. Papalas Drive(j)           Lincoln Park, MI                                586          3,241            598
4872 S. Lapeer Road                     Lake Orion Twsp, MI                           1,342          5,441            231
775 James L. Hart Parkway               Ypsilanti, MI                                   348          1,536            864
22701 Trolley Industrial                Taylor, MI                                      795              -          7,494



                                                 GROSS AMOUNT CARRIED
                                              AT CLOSE OF PERIOD 12/31/02
                                        ---------------------------------------       ACCUMULATED
                                                    BUILDING AND                      DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                         LAND       IMPROVEMENTS        TOTAL           12/31/02     RENOVATED   LIVES (YEARS)
----------------                        --------    ------------     ----------       ------------  -----------  -------------
23206 Commerce Drive                         137          1,144           1,282              711       1985           (p)
23290 Commerce Drive                         210          1,261           1,472              721       1980           (p)
23370 Commerce Drive                          66            390             457              238       1980           (p)
1451 East Lincoln Avenue                     306          2,183           2,489              568       1967           (p)
4400 Purks Drive                             612          6,087           6,699              960       1987           (p)
4177A Varsity Drive                           90            631             721              180       1993           (p)
6515 Cobb Drive                              305          1,947           2,251              398       1984           (p)
32450 N Avis Drive                           286          2,132           2,418              505       1974           (p)
11866 Hubbard                                191          1,158           1,349              197       1979           (p)
12050-12300 Hubbard(i)                       428          3,065           3,493              739       1981           (p)
38300 Plymouth Road                          835          4,697           5,531              567       1997           (p)
12707 Eckles Road                            267          1,543           1,809              247       1990           (p)
9300-9328 Harrison Rd                        154          1,053           1,207              173       1978           (p)
9330-9358 Harrison Rd                         85            710             795              166       1978           (p)
28420-28448 Highland Rd                      149          1,027           1,177              188       1979           (p)
28450-28478 Highland Rd                       85            831             916              183       1979           (p)
28421-28449 Highland Rd                      114            940           1,054              190       1980           (p)
28451-28479 Highland Rd                      112            788             900              146       1980           (p)
28825-28909 Highland Rd                       73            653             726              119       1981           (p)
28933-29017 Highland Rd                      117            841             958              184       1982           (p)
28824-28908 Highland Rd                      140          1,154           1,294              220       1982           (p)
28932-29016 Highland Rd                      128            927           1,055              225       1982           (p)
9710-9734 Harrison Rd                        130            843             974              165       1987           (p)
9740-9772 Harrison Rd                        138            985           1,123              217       1987           (p)
9840-9868 Harrison Rd                        151            974           1,124              173       1987           (p)
9800-9824 Harrison Rd                        123            849             971              173       1987           (p)
29265-29285 Airport Dr                       147          1,091           1,237              185       1983           (p)
29185-29225 Airport Dr                       146          1,110           1,256              207       1983           (p)
29149-29165 Airport Dr                       226          1,555           1,781              274       1984           (p)
29101-29115 Airport Dr                       136          1,002           1,138              183       1985           (p)
29031-29045 Airport Dr                       130            860             990              136       1985           (p)
29050-29062 Airport Dr                       133            905           1,038              160       1986           (p)
29120-29134 Airport Dr                       169          1,404           1,573              302       1986           (p)
29200-29214 Airport Dr                       178          1,302           1,480              204       1985           (p)
9301-9339 Middlebelt Rd                      130            859             989              138       1983           (p)
26980 Trolley Industrial Drive               463          3,468           3,931              416       1997           (p)
33200 Capitol Avenue                         252          1,479           1,731              168       1977           (p)
32975 Capitol Avenue                         144            832             977              105       1978           (p)
2725 S. Industrial Highway                   704          4,154           4,858              643       1997           (p)
32920 Capitol Avenue                          82            502             584               64       1973           (p)
11862 Brookfield Avenue                       91            593             684               73       1972           (p)
11923 Brookfield Avenue                      128          1,116           1,244              224       1973           (p)
11965 Brookfield Avenue                      128            734             863               94       1973           (p)
34005 Schoolcraft Road                       114            761             876               92       1981           (p)
13405 Stark Road                              49            285             334               33       1980           (p)
1170 Chicago Road                            266          1,506           1,772              174       1983           (p)
1200 Chicago Road                            286          1,607           1,892              185       1984           (p)
450 Robbins Drive                            178          1,019           1,196              117       1976           (p)
1230 Chicago Road                            289          1,622           1,911              186       1996           (p)
12886 Westmore Avenue                        202          1,236           1,439              145       1981           (p)
12898 Westmore Avenue                        202          1,226           1,428              147       1981           (p)
33025 Industrial Road                         85            521             606               58       1980           (p)
47711 Clipper Street                         575          3,213           3,788              370       1996           (p)
32975 Industrial Road                        171          1,054           1,225              131       1984           (p)
32985 Industrial Road                        147            878           1,025               97       1985           (p)
32995 Industrial Road                        171          1,056           1,227              116       1983           (p)
12874 Westmore Avenue                        147            876           1,023               98       1984           (p)
33067 Industrial Road                        171            988           1,159              120       1984           (p)
1775 Bellingham                              367          2,153           2,520              293       1987           (p)
1785 East Maple                               98            585             682               67       1985           (p)
1807 East Maple                              342          1,953           2,295              224       1984           (p)
980 Chicago                                  220          1,230           1,450              142       1985           (p)
1840 Enterprise Drive                        611          3,410           4,021              393       1990           (p)
1885 Enterprise Drive                        223          1,254           1,477              144       1990           (p)
1935-55 Enterprise Drive                   1,371          7,881           9,252              995       1990           (p)
5500 Enterprise Court                        721          4,138           4,859              473       1989           (p)
750 Chicago Road                             345          2,046           2,391              256       1986           (p)
800 Chicago Road                             302          2,046           2,348              226       1985           (p)
850 Chicago Road                             196          1,181           1,377              130       1984           (p)
2805 S. Industrial Highway                   340          2,004           2,343              231       1990           (p)
6833 Center Drive                            493          2,775           3,268              334       1998           (p)
32201 North Avis Drive                       349          2,331           2,680              265       1974           (p)
1100 East Mandoline Road                     897          6,135           7,033              712       1967           (p)
30081 Stephenson Highway                     274          1,844           2,118              217       1967           (p)
1120 John A. Papalas Drive(j)                593          3,832           4,425              521       1985           (p)
4872 S. Lapeer Road                        1,412          5,602           7,014              423       1999           (p)
775 James L. Hart Parkway                    604          2,144           2,748              179       1999           (p)
22701 Trolley Industrial                     849          7,439           8,288              514       1999           (p)

                                                                                                                  COSTS
                                                                                                               CAPITALIZED
                                                                                                              SUBSEQUENT TO
                                                                                            (B)               ACQUISITION OR
                                                                                        INITIAL COST           COMPLETION
                                          LOCATION                     (A)         -----------------------    AND VALUATION
BUILDING ADDRESS                        (CITY/STATE)              ENCUMBRANCES       LAND       BUILDINGS       PROVISION
----------------                        ------------              ------------     --------     ----------    --------------
1400 Allen Drive                        Troy, MI                                        209          1,154            119
1408 Allen Drive                        Troy, MI                                        151            834            150
1305 Stephenson Hwy                     Troy, MI                                        345          1,907             79
32505 Industrial Drive                  Madison Heights, MI                             345          1,910             46
1799-1813 Northfield Drive(i)           Rochester Hills, MI                             481          2,665             83


GRAND RAPIDS
5050 Kendrick Court SE                  Grand Rapids, MI                              1,721         11,433          4,581
5015 52nd Street SE                     Grand Rapids, MI                                234          1,321             65


HOUSTON
2102-2314 Edwards Street                Houston, TX                                     348          1,973            965
4545 Eastpark Drive                     Houston, TX                                     235          1,331            205
3351 Rauch St                           Houston, TX                                     272          1,541            250
3851 Yale St                            Houston, TX                                     413          2,343            314
3337-3347 Rauch Street                  Houston, TX                                     227          1,287            286
8505 N Loop East                        Houston, TX                                     439          2,489            133
4749-4799 Eastpark Dr                   Houston, TX                                     594          3,368            743
4851 Homestead Road                     Houston, TX                                     491          2,782            530
3365-3385 Rauch Street                  Houston, TX                                     284          1,611            164
5050 Campbell Road                      Houston, TX                                     461          2,610            275
4300 Pine Timbers                       Houston, TX                                     489          2,769            515
7901 Blankenship                        Houston, TX                                     136            772            316
2500-2530 Fairway Park Drive            Houston, TX                                     766          4,342            589
6550 Longpointe                         Houston, TX                                     362          2,050            446
1815 Turning Basin Dr                   Houston, TX                                     487          2,761            493
1819 Turning Basin Dr                   Houston, TX                                     231          1,308            417
1805 Turning Basin Drive                Houston, TX                                     564          3,197            631
7000 Empire Drive                       Houston, TX                                     450          2,552            904
9777 West Gulfbank Drive                Houston, TX                                   1,217          6,899          1,129
9835A Genard Road                       Houston, TX                                   1,505          8,333          2,377
9835B Genard Road                       Houston, TX                                     245          1,357            462
10161 Harwin Drive                      Houston, TX                                     505          2,861            243
10165 Harwin Drive                      Houston, TX                                     218          1,234            408
10175 Harwin Drive                      Houston, TX                                     267          1,515            341
10325-10415 Landsbury Drive(j)          Houston, TX                                     696          3,854             81


INDIANAPOLIS
2900 N Shadeland Avenue(s)              Indianapolis, IN                              2,394         13,565            112
2400 North Shadeland                    Indianapolis, IN                                142            802             80
2402 North Shadeland                    Indianapolis, IN                                466          2,640            383
7901 West 21st St.                      Indianapolis, IN                              1,063          6,027            100
1445 Brookville Way                     Indianapolis, IN                                459          2,603            516
1440 Brookville Way                     Indianapolis, IN                                665          3,770            352
1240 Brookville Way                     Indianapolis, IN                                247          1,402            291
1220 Brookville Way                     Indianapolis, IN                                223             40             52
1345 Brookville Way                     Indianapolis, IN               (d)              586          3,321            609
1350 Brookville Way                     Indianapolis, IN                                205          1,161            162
1341 Sadlier Circle E Dr                Indianapolis, IN               (d)              131            743            172
1322-1438 Sadlier Circle E Dr           Indianapolis, IN               (d)              145            822            293
1327-1441 Sadlier Circle E Dr           Indianapolis, IN               (d)              218          1,234            356
1304 Sadlier Circle E Dr                Indianapolis, IN               (d)               71            405            149
1402 Sadlier Circle E Dr                Indianapolis, IN               (d)              165            934            251
1504 Sadlier Circle E Dr                Indianapolis, IN               (d)              219          1,238            264
1311 Sadlier Circle E Dr                Indianapolis, IN               (d)               54            304            114
1365 Sadlier Circle E Dr                Indianapolis, IN               (d)              121            688            239
1352-1354 Sadlier Circle E Dr           Indianapolis, IN               (d)              178          1,008            314
1335 Sadlier Circle E Dr                Indianapolis, IN               (d)               81            460            123
1327 Sadlier Circle E Dr                Indianapolis, IN               (d)               52            295             72
1425 Sadlier Circle E Dr                Indianapolis, IN               (d)               21            117             31
1230 Brookville Way                     Indianapolis, IN                                103            586             49
6951 E 30th St                          Indianapolis, IN                                256          1,449            288
6701 E 30th St                          Indianapolis, IN                                 78            443             43
6737 E 30th St                          Indianapolis, IN                                385          2,181            412
1225 Brookville Way                     Indianapolis, IN                                 60              -            417
6555 E 30th St                          Indianapolis, IN                                840          4,760          1,267
2432-2436 Shadeland                     Indianapolis, IN                                212          1,199            363
8402-8440 E 33rd St                     Indianapolis, IN                                222          1,260            348
8520-8630 E 33rd St                     Indianapolis, IN                                326          1,848            464
8710-8768 E 33rd St                     Indianapolis, IN                                175            993            352
3316-3346 N. Pagosa Court               Indianapolis, IN                                325          1,842            347
3331 Raton Court                        Indianapolis, IN                                138            802            139
4430 Airport Expressway                 Indianapolis, IN                              1,068          6,789          2,029
6751 E 30th St                          Indianapolis, IN                                728          2,837            169
9200 East 146th Street                  Noblesville, IN                                 205          1,221          1,124
6575 East 30th Street                   Indianapolis, IN                                118              -          2,107



                                                 GROSS AMOUNT CARRIED
                                              AT CLOSE OF PERIOD 12/31/02
                                        ---------------------------------------       ACCUMULATED
                                                    BUILDING AND                      DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                         LAND       IMPROVEMENTS        TOTAL           12/31/02     RENOVATED   LIVES (YEARS)
----------------                        --------    ------------     ----------       ------------  -----------  -------------
1400 Allen Drive                             212          1,270           1,482               65       1979           (p)
1408 Allen Drive                             153            981           1,134               47       1979           (p)
1305 Stephenson Hwy                          350          1,980           2,331              102       1979           (p)
32505 Industrial Drive                       351          1,949           2,300              101       1979           (p)
1799-1813 Northfield Drive(i)                490          2,739           3,229              145       1980           (p)


GRAND RAPIDS
5050 Kendrick Court SE                     1,721         16,014          17,735            3,410       1988           (p)
5015 52nd Street SE                          234          1,386           1,620              295       1987           (p)


HOUSTON
2102-2314 Edwards Street                     382          2,904           3,286              494       1961           (p)
4545 Eastpark Drive                          240          1,531           1,771              191       1972           (p)
3351 Rauch St                                278          1,785           2,063              240       1970           (p)
3851 Yale St                                 425          2,646           3,070              327       1971           (p)
3337-3347 Rauch Street                       233          1,568           1,801              260       1970           (p)
8505 N Loop East                             449          2,613           3,062              321       1981           (p)
4749-4799 Eastpark Dr                        611          4,094           4,705              494       1979           (p)
4851 Homestead Road                          504          3,299           3,803              469       1973           (p)
3365-3385 Rauch Street                       290          1,769           2,059              257       1970           (p)
5050 Campbell Road                           470          2,875           3,345              370       1970           (p)
4300 Pine Timbers                            499          3,273           3,772              419       1980           (p)
7901 Blankenship                             140          1,084           1,224              188       1972           (p)
2500-2530 Fairway Park Drive                 792          4,905           5,697              711       1974           (p)
6550 Longpointe                              370          2,488           2,858              346       1980           (p)
1815 Turning Basin Dr                        531          3,210           3,741              395       1980           (p)
1819 Turning Basin Dr                        251          1,705           1,955              197       1980           (p)
1805 Turning Basin Drive                     616          3,776           4,392              475       1980           (p)
7000 Empire Drive                            452          3,454           3,906              621       1980           (p)
9777 West Gulfbank Drive                   1,216          8,029           9,245            1,275       1980           (p)
9835A Genard Road                          1,581         10,634          12,215              736       1980           (p)
9835B Genard Road                            256          1,808           2,063              147       1980           (p)
10161 Harwin Drive                           511          3,098           3,609              226     1979/1981        (p)
10165 Harwin Drive                           220          1,639           1,860              165     1979/1981        (p)
10175 Harwin Drive                           270          1,852           2,123              240     1979/1981        (p)
10325-10415 Landsbury Drive(j)               705          3,925           4,631               50       1982           (p)


INDIANAPOLIS
2900 N Shadeland Avenue(s)                 2,057         14,013          16,070            3,254     1957/1992        (p)
2400 North Shadeland                         149            875           1,024              117       1970           (p)
2402 North Shadeland                         489          3,001           3,490              447       1970           (p)
7901 West 21st St.                         1,048          6,142           7,190              870       1985           (p)
1445 Brookville Way                          476          3,103           3,579              595       1989           (p)
1440 Brookville Way                          685          4,102           4,787              705       1990           (p)
1240 Brookville Way                          258          1,683           1,940              347       1990           (p)
1220 Brookville Way                          226             89             315               16       1990           (p)
1345 Brookville Way                          601          3,914           4,515              739       1992           (p)
1350 Brookville Way                          212          1,316           1,528              235       1994           (p)
1341 Sadlier Circle E Dr                     136            910           1,046              183     1971/1992        (p)
1322-1438 Sadlier Circle E Dr                152          1,108           1,260              242     1971/1992        (p)
1327-1441 Sadlier Circle E Dr                225          1,583           1,807              311       1992           (p)
1304 Sadlier Circle E Dr                      75            550             625              106     1971/1992        (p)
1402 Sadlier Circle E Dr                     171          1,179           1,350              221     1970/1992        (p)
1504 Sadlier Circle E Dr                     226          1,495           1,720              237     1971/1992        (p)
1311 Sadlier Circle E Dr                      57            414             471              116     1971/1992        (p)
1365 Sadlier Circle E Dr                     126            922           1,048              166     1971/1992        (p)
1352-1354 Sadlier Circle E Dr                184          1,315           1,499              256     1970/1992        (p)
1335 Sadlier Circle E Dr                      85            579             664               99     1971/1992        (p)
1327 Sadlier Circle E Dr                      55            364             419               59     1971/1992        (p)
1425 Sadlier Circle E Dr                      23            146             169               25     1971/1992        (p)
1230 Brookville Way                          109            630             739              109       1995           (p)
6951 E 30th St                               265          1,728           1,993              392       1995           (p)
6701 E 30th St                                82            481             564               82       1995           (p)
6737 E 30th St                               398          2,579           2,977              466       1995           (p)
1225 Brookville Way                           68            409             477               59       1997           (p)
6555 E 30th St                               484          6,382           6,867            1,502     1969/1981        (p)
2432-2436 Shadeland                          230          1,543           1,773              264       1968           (p)
8402-8440 E 33rd St                          230          1,600           1,830              302       1977           (p)
8520-8630 E 33rd St                          336          2,303           2,639              399       1976           (p)
8710-8768 E 33rd St                          187          1,333           1,520              238       1979           (p)
3316-3346 N. Pagosa Court                    335          2,179           2,514              401       1977           (p)
3331 Raton Court                             138            941           1,079              149       1979           (p)
4430 Airport Expressway                    1,237          8,650           9,887            1,580       1970           (p)
6751 E 30th St                               741          2,992           3,734              395       1997           (p)
9200 East 146th Street                       191          2,358           2,550              396     1961/1981        (p)
6575 East 30th Street                        128          2,097           2,225              280       1998           (p)

                                                                                                                  COSTS
                                                                                                               CAPITALIZED
                                                                                                              SUBSEQUENT TO
                                                                                            (B)               ACQUISITION OR
                                                                                        INITIAL COST           COMPLETION
                                          LOCATION                     (A)         -----------------------    AND VALUATION
BUILDING ADDRESS                        (CITY/STATE)              ENCUMBRANCES       LAND       BUILDINGS       PROVISION
----------------                        ------------              ------------     --------     ----------    --------------
6585 East 30th Street                   Indianapolis, IN                                196              -          3,347
9910 North by Northeast Blvd            Fishers, IN                                     661          3,744            127
6041 Guion Road                         Indianapolis, IN                                123            678             10
9210 East 146th Street                  Noblesville, IN                                 552            684            515


LOS ANGELES
5220 Fourth Street                      Irwindale, CA                                   270          1,529             55
15705 Arrow Highway                     Irwindale, CA                                   157            892             31
15709 Arrow Highway                     Irwindale, CA                                   225          1,275             32
6407-6419 Alondra Blvd.                 Paramount, CA                                   137            774             29
6423-6431 Alondra Blvd.                 Paramount, CA                                   115            650             29
15101-15141 S. Figueroa St.(i)          Los Angeles, CA                               1,163          6,588            352
20816-18 Higgins Court                  Torrance, CA                                     74            419             31
21136 South Wilmington Ave              Carson, CA                                    1,234          6,994            164
19914 Via Baron Way                     Rancho Dominguez, CA           (e)            1,590          9,010            182
2035 E. Vista Bella Way                 Rancho Dominguez, CA           (f)            1,382          7,829            281
14912 Shoemaker Ave.                    Santa Fe Springs, CA                             42            236              6
14920 Shoemaker Ave.                    Santa Fe Springs, CA                             37            212              5
14928 Shoemaker Ave.                    Santa Fe Springs, CA                             37            212              5
14938 Shoemaker Ave.                    Santa Fe Springs, CA                             37            212              5
14944 Shoemaker Ave.                    Santa Fe Springs, CA                            326          1,848             46
14946 Shoemaker Ave.                    Santa Fe Springs, CA                            275          1,559             46
14948 Shoemaker Ave.                    Santa Fe Springs, CA                            100            568             20
14141 Alondra Blvd.                     Santa Fe Springs, CA                          2,570         14,565            184
12616 Yukon Ave.                        Hawthorne, CA                                   685          3,884             47
3355 El Segundo Blvd(j)                 Hawthorne, CA                                   267          1,510             20
12621 Cerise                            Hawthorne, CA                                   413          2,344             28
1830 W. 208th Street                    Torrance, CA                                    102            578             26
20807-09 Higgins Court                  Torrance, CA                                    105            596             28
20801-03 Higgins Court                  Torrance, CA                                    106            599             28
20817-19 S. Western Ave.                Torrance, CA                                     95            541             30
20915-17 S. Western Ave.                Torrance, CA                                     95            541             25
20908-10 Higgins Court                  Torrance, CA                                     96            541             26
20914-16 Higgins Court                  Torrance, CA                                     80            452             39
12700-12712 Yukon Ave.(j)               Hawthorne, CA                                   572          3,239             50
42374 Avenida Alvarado(j)               Temecula, CA                                    797          4,514             78


LOUISVILLE
9001 Cane Run Road                      Louisville, KY                                  524              -          5,577
9101 Cane Run Road                      Louisville, KY                                  973              -          5,748


MILWAUKEE
N25 W23050 Paul Road                    Pewaukee, WI                                    474          2,723            348
N25 W23255 Paul Road                    Pewaukee, WI                                    571          3,270             83
N27 W23293 Roundy Drive                 Pewaukee, WI                                    412          2,837             56
6523 N Sydney Place                     Glendale, WI                                    172            976            206
8800 W Bradley                          Milwaukee, WI                                   375          2,125            151
4560 N 124th Street                     Wauwatosa, WI                                   118            667             85
4410-80 North 132nd Street              Butler, WI                                      355              -          4,023


MINNEAPOLIS/ST. PAUL
2700 Freeway Boulevard                  Brooklyn Center, MN            (c)              392          2,318            785
6507-6545 Cecilia Circle                Bloomington, MN                                 357          1,320            820
1275 Corporate Center Drive             Eagan, MN                                        80            357             69
1279 Corporate Center Drive             Eagan, MN                                       105            357            164
6201 West 111th Street                  Bloomington, MN                               1,358          8,622          3,755
6403-6545 Cecilia Drive                 Bloomington, MN                                 366          1,363            771
6925-6943 Washington Avenue             Edina, MN                                       117            504            888
6955-6973 Washington Avenue             Edina, MN                                       117            486            532
7251-7267 Washington Avenue             Edina, MN                                       129            382            467
7301-7325 Washington Avenue             Edina, MN                                       174            391            541
7101 Winnetka Avenue North              Brooklyn Park, MN                             2,195          6,084          2,136
7600 Golden Triangle Drive              Eden Prairie, MN                                566          1,394          1,565
9901 West 74th Street                   Eden Prairie, MN                                621          3,289          2,941
11201 Hampshire Avenue South            Bloomington, MN                                 495          1,035            866
12220-12222 Nicollet Avenue             Burnsville, MN                                  105            425            364
12250-12268 Nicollet Avenue             Burnsville, MN                                  260          1,054            488
12224-12226 Nicollet Avenue             Burnsville, MN                                  190            770            326
980 Lone Oak Road                       Eagan, MN                                       683          4,103            833
990 Lone Oak Road                       Eagan, MN                                       883          5,575          1,006
1030 Lone Oak Road                      Eagan, MN                                       456          2,703            398
1060 Lone Oak Road                      Eagan, MN                                       624          3,700            576
5400 Nathan Lane                        Plymouth, MN                                    749          4,461            657
6464 Sycamore Court                     Maple Grove, MN                                 457          2,730            279
10120 W 76th Street                     Eden Prairie, MN                                315          1,804          1,471



                                                 GROSS AMOUNT CARRIED
                                              AT CLOSE OF PERIOD 12/31/02
                                        ---------------------------------------       ACCUMULATED
                                                    BUILDING AND                      DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                         LAND       IMPROVEMENTS        TOTAL           12/31/02     RENOVATED   LIVES (YEARS)
----------------                        --------    ------------     ----------       ------------  -----------  -------------
6585 East 30th Street                        196          3,346           3,543              561       1998           (p)
9910 North by Northeast Blvd                 669          3,863           4,532              158       1994           (p)
6041 Guion Road                              124            687             811                3       1968           (p)
9210 East 146th Street                       315          1,436           1,751              140       1978           (p)


LOS ANGELES
5220 Fourth Street                           274          1,580           1,854               95       2000           (p)
15705 Arrow Highway                          160            921           1,081               56       1987           (p)
15709 Arrow Highway                          228          1,304           1,532               74       1987           (p)
6407-6419 Alondra Blvd.                      140            800             940               45       1985           (p)
6423-6431 Alondra Blvd.                      118            676             794               41       1985           (p)
15101-15141 S. Figueroa St.(i)             1,175          6,927           8,102              328       1982           (p)
20816-18 Higgins Court                        75            449             524               20       1981           (p)
21136 South Wilmington Ave                 1,246          7,145           8,392              263       1989           (p)
19914 Via Baron Way                        1,616          9,166          10,782              126       1973           (p)
2035 E. Vista Bella Way                    1,406          8,086           9,491              151       1972           (p)
14912 Shoemaker Ave.                          43            241             284                4       1967           (p)
14920 Shoemaker Ave.                          38            217             255                4       1967           (p)
14928 Shoemaker Ave.                          38            217             255                4       1967           (p)
14938 Shoemaker Ave.                          38            217             255                4       1967           (p)
14944 Shoemaker Ave.                         333          1,887           2,220               32       1978           (p)
14946 Shoemaker Ave.                         281          1,600           1,881               27       1978           (p)
14948 Shoemaker Ave.                         102            586             688               10       1978           (p)
14141 Alondra Blvd.                        2,598         14,721          17,319              215       1969           (p)
12616 Yukon Ave.                             692          3,924           4,616               41       1987           (p)
3355 El Segundo Blvd(j)                      270          1,527           1,797               16       1959           (p)
12621 Cerise                                 417          2,368           2,785               25       1959           (p)
1830 W. 208th Street                         103            602             705               26       1981           (p)
20807-09 Higgins Court                       107            622             729               27       1981           (p)
20801-03 Higgins Court                       107            625             732               27       1981           (p)
20817-19 S. Western Ave.                      97            569             666               25       1981           (p)
20915-17 S. Western Ave.                      97            564             661               25       1981           (p)
20908-10 Higgins Court                        97            565             662               24       1981           (p)
20914-16 Higgins Court                        81            489             570               21       1981           (p)
12700-12712 Yukon Ave.(j)                    579          3,281           3,860               35       1960           (p)
42374 Avenida Alvarado(j)                    808          4,580           5,388               10       1987           (p)


LOUISVILLE
9001 Cane Run Road                           560          5,541           6,101              735       1998           (p)
9101 Cane Run Road                           608          6,113           6,721              219       2000           (p)


MILWAUKEE
N25 W23050 Paul Road                         484          3,061           3,545              652       1989           (p)
N25 W23255 Paul Road                         582          3,342           3,924              697       1987           (p)
N27 W23293 Roundy Drive                      420          2,885           3,305              602       1989           (p)
6523 N Sydney Place                          176          1,179           1,355              208       1978           (p)
8800 W Bradley                               388          2,263           2,651              369       1982           (p)
4560 N 124th Street                          129            740             870              103       1976           (p)
4410-80 North 132nd Street                   359          4,019           4,378              209       1999           (p)


MINNEAPOLIS/ST. PAUL
2700 Freeway Boulevard                       415          3,080           3,495              694       1981           (p)
6507-6545 Cecilia Circle                     386          2,111           2,497            1,182       1980           (p)
1275 Corporate Center Drive                   93            414             506              195       1990           (p)
1279 Corporate Center Drive                  109            518             626              215       1990           (p)
6201 West 111th Street                     1,499         12,237          13,735            4,308       1987           (p)
6403-6545 Cecilia Drive                      395          2,105           2,500            1,215       1980           (p)
6925-6943 Washington Avenue                  237          1,272           1,509              974       1972           (p)
6955-6973 Washington Avenue                  207            928           1,135              833       1972           (p)
7251-7267 Washington Avenue                  182            795             978              708       1972           (p)
7301-7325 Washington Avenue                  193            913           1,106            1,004       1972           (p)
7101 Winnetka Avenue North                 2,228          8,187          10,415            4,021       1990           (p)
7600 Golden Triangle Drive                   615          2,910           3,525            1,688       1989           (p)
9901 West 74th Street                        639          6,212           6,851            2,305     1983/88          (p)
11201 Hampshire Avenue South                 502          1,895           2,396            1,047       1986           (p)
12220-12222 Nicollet Avenue                  114            780             894              315     1989/90          (p)
12250-12268 Nicollet Avenue                  296          1,506           1,802              589     1989/90          (p)
12224-12226 Nicollet Avenue                  207          1,079           1,286              430     1989/90          (p)
980 Lone Oak Road                            683          4,936           5,619            1,457       1992           (p)
990 Lone Oak Road                            873          6,591           7,463            1,779       1989           (p)
1030 Lone Oak Road                           456          3,101           3,557              658       1988           (p)
1060 Lone Oak Road                           624          4,276           4,901            1,103       1988           (p)
5400 Nathan Lane                             757          5,110           5,867              898       1990           (p)
6464 Sycamore Court                          457          3,009           3,466              697       1990           (p)
10120 W 76th Street                          315          3,274           3,590              648       1987           (p)

                                                                                                                  COSTS
                                                                                                               CAPITALIZED
                                                                                                              SUBSEQUENT TO
                                                                                            (B)               ACQUISITION OR
                                                                                        INITIAL COST           COMPLETION
                                          LOCATION                     (A)         -----------------------    AND VALUATION
BUILDING ADDRESS                        (CITY/STATE)              ENCUMBRANCES       LAND       BUILDINGS       PROVISION
----------------                        ------------              ------------     --------     ----------    --------------
7615 Golden Triangle                    Eden Prairie, MN                                268          1,532          1,141
7625 Golden Triangle                    Eden Prairie, MN                                415          2,375            924
2605 Fernbrook Lane North               Plymouth, MN                                    443          2,533            438
12155 Nicollet Ave.                     Burnsville, MN                                  286              -          1,890
6655 Wedgewood Road                     Maple Grove, MN                               1,466          8,342          3,176
900 Apollo Road                         Eagan, MN                                     1,029          5,855          1,104
7316 Aspen Lane North                   Brooklyn Park, MN                               368          2,156            911
953 Westgate Drive                      Brooklyn Center, MN                             193          1,178             72
73rd Avenue North                       Brooklyn Park, MN                               504          2,856            136
1905 W Country Road C                   Roseville, MN                                   402          2,278             75
2720 Arthur Street                      Roseville, MN                                   824          4,671             79
10205 51st Avenue North                 Plymouth, MN                                    180          1,020             89
4100 Peavey Road                        Chaska, MN                                      399          2,261            645
11300 Hamshire Ave South                Bloomington, MN                                 527          2,985          1,836
375 Rivertown Drive                     Woodbury, MN                                  1,083          6,135          2,741
5205 Highway 169                        Plymouth, MN                                    446          2,525          1,076
6451-6595 Citywest Parkway              Eden Prairie, MN                                525          2,975            827
7500-7546 Washington Square             Eden Prairie, MN                                229          1,300            112
7550-7558 Washington Square             Eden Prairie, MN                                153            867             41
5240-5300 Valley Industrial Blvd S      Shakopee, MN                                    362          2,049            776
7125 Northland Terrace                  Brooklyn Park, MN                               660          3,740            771
6900 Shady Oak Road                     Eden Prairie, MN                                310          1,756            438
6477-6525 City West Parkway             Eden Prairie, MN                                810          4,590            381
1157 Valley Park Drive                  Shakopee, MN                                    760              -          6,067
500-530 Kasota Avenue SE                Minneapolis, MN                                 415          2,354            674
770-786 Kasota Avenue SE                Minneapolis, MN                                 333          1,888            462
800 Kasota Avenue SE                    Minneapolis, MN                                 524          2,971            640
2530-2570 Kasota Avenue                 St. Paul, MN                                    407          2,308            718
504 Malcom Ave. SE                      Minneapolis, MN                                 757              -          6,117
5555 12th Ave. East                     Shakopee, MN                                  1,157              -          3,396


NASHVILLE
1621 Heil Quaker Boulevard              Nashville, TN                  (c)              413          2,383            683
417 Harding Industrial Drive            Nashville, TN                                   763          4,965          1,222
3099 Barry Drive                        Portland, TN                                    418          2,368             71
3150 Barry Drive                        Portland, TN                                    941          5,333            289
5599 Highway 31 West                    Portland, TN                                    564          3,196             78
1650 Elm Hill Pike                      Nashville, TN                                   329          1,867            145
1102 Appleton Drive                     Nashville, TN                                   154            873             26
1931 Air Lane Drive                     Nashville, TN                                   489          2,785            271
470 Metroplex Drive(i)                  Nashville, TN                                   619          3,507          1,326
1150 Antiock Pike                       Nashville, TN                                   661          3,748            207
4640 Cummings Park                      Nashville, TN                                   360          2,040            147
211 Nesbitt North                       Nashville, TN                                   399          2,261            107
211 Nesbitt South                       Nashville, TN                                   400          2,266            106
211 Nesbitt West                        Nashville, TN                                   217          1,232             19
556 Metroplex Drive                     Nashville, TN                                   227          1,285            215
7600 Eastgate Blvd.                     Lebanon, TN                                   1,375              -              3


NORTHERN NEW JERSEY
60 Ethel Road West                      Piscataway, NJ                                  252          1,426            329
70 Ethel Road West                      Piscataway, NJ                                  431          2,443            458
601-629 Montrose Avenue                 SouthPlainfield, NJ                             487          2,762            616
9 Princess Road                         Lawrenceville, NJ                               221          1,254            134
11 Princess Road                        Lawrenceville, NJ                               491          2,780            330
15 Princess Road                        Lawrenceville, NJ                               234          1,328            287
17 Princess Road                        Lawrenceville, NJ                               342          1,936             81
220 Hanover Avenue                      Hanover, NJ                                   1,361          7,715            600
244 Shefield Street                     Mountainside, NJ                                201          1,141            296
31 West Forest Street(i)                Englewood, NJ                                   941          5,333            882
25 World's Fair Drive                   Franklin, NJ                                    285          1,616            207
14 World's Fair Drive                   Franklin, NJ                                    483          2,735            473
16 World's Fair Drive                   Franklin, NJ                                    174            988            226
18 World's Fair Drive                   Franklin, NJ                                    123            699             84
23 World's Fair Drive                   Franklin, NJ                                    134            758            114
12 World's Fair Drive                   Franklin, NJ                                    572          3,240            361
49 Napoleon Court                       Franklin, NJ                                    230          1,306             69
50 NapoleanCourt                        Franklin, NJ                                    149            842             42
22 World's Fair Drive                   Franklin, NJ                                    364          2,064            293
26 World's Fair Drive                   Franklin, NJ                                    361          2,048            203
24 World's Fair Drive                   Franklin, NJ                                    347          1,968            365
20 World's Fair Drive Lot 13            Sumerset, NJ                                      9              -          2,810
10 New Maple Road                       Pine Brook, NJ                                2,250         12,750            186
60 Chapin Road                          Pine Brook, NJ                                2,123         12,028          1,840
45 Route 46                             Pine Brook, NJ                                  969          5,491            295
43 Route 46                             Pine Brook, NJ                                  474          2,686            204
39 Route 46                             Pine Brook, NJ                                  260          1,471             85



                                                 GROSS AMOUNT CARRIED
                                              AT CLOSE OF PERIOD 12/31/02
                                        ---------------------------------------       ACCUMULATED
                                                    BUILDING AND                      DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                         LAND       IMPROVEMENTS        TOTAL           12/31/02     RENOVATED   LIVES (YEARS)
----------------                        --------    ------------     ----------       ------------  -----------  -------------
7615 Golden Triangle                         268          2,673           2,941              727       1987           (p)
7625 Golden Triangle                         415          3,299           3,714              691       1987           (p)
2605 Fernbrook Lane North                    445          2,969           3,414              821       1987           (p)
12155 Nicollet Ave.                          288          1,888           2,176              392       1995           (p)
6655 Wedgewood Road                        1,466         11,518          12,983            1,810       1989           (p)
900 Apollo Road                            1,030          6,959           7,989            1,275       1970           (p)
7316 Aspen Lane North                        377          3,057           3,434              687       1978           (p)
953 Westgate Drive                           193          1,250           1,444              289       1991           (p)
73rd Avenue North                            512          2,984           3,496              507       1995           (p)
1905 W Country Road C                        410          2,345           2,755              395       1993           (p)
2720 Arthur Street                           832          4,742           5,574              800       1995           (p)
10205 51st Avenue North                      187          1,102           1,289              192       1990           (p)
4100 Peavey Road                             415          2,891           3,305              581       1988           (p)
11300 Hamshire Ave South                     541          4,807           5,348              834       1983           (p)
375 Rivertown Drive                        1,503          8,456           9,959            1,170       1996           (p)
5205 Highway 169                             739          3,307           4,046              639       1960           (p)
6451-6595 Citywest Parkway                   538          3,789           4,327              961       1984           (p)
7500-7546 Washington Square                  235          1,406           1,641              214       1975           (p)
7550-7558 Washington Square                  157            905           1,062              142       1975           (p)
5240-5300 Valley Industrial Blvd S           371          2,815           3,186              491       1973           (p)
7125 Northland Terrace                       767          4,404           5,171              626       1996           (p)
6900 Shady Oak Road                          340          2,164           2,504              291       1980           (p)
6477-6525 City West Parkway                  819          4,961           5,781              694       1984           (p)
1157 Valley Park Drive                       888          5,939           6,827              484       1997           (p)
500-530 Kasota Avenue SE                     432          3,011           3,444              370       1976           (p)
770-786 Kasota Avenue SE                     347          2,336           2,683              269       1976           (p)
800 Kasota Avenue SE                         597          3,538           4,134              444       1976           (p)
2530-2570 Kasota Avenue                      465          2,968           3,433              503       1976           (p)
504 Malcom Ave. SE                           936          5,938           6,874              355       1997           (p)
5555 12th Ave. East                          588          3,964           4,553              326       2000           (p)


NASHVILLE
1621 Heil Quaker Boulevard                   430          3,050           3,479              661       1975           (p)
417 Harding Industrial Drive                 763          6,188           6,950            1,861       1972           (p)
3099 Barry Drive                             421          2,436           2,857              383       1995           (p)
3150 Barry Drive                             980          5,583           6,563              876       1993           (p)
5599 Highway 31 West                         571          3,267           3,838              511       1995           (p)
1650 Elm Hill Pike                           332          2,009           2,341              302       1984           (p)
1102 Appleton Drive                          154            899           1,053              126       1984           (p)
1931 Air Lane Drive                          493          3,051           3,544              476       1984           (p)
470 Metroplex Drive(i)                       626          4,826           5,452              814       1986           (p)
1150 Antiock Pike                            669          3,949           4,617              508       1987           (p)
4640 Cummings Park                           365          2,181           2,547              210       1986           (p)
211 Nesbitt North                            404          2,363           2,767              173       1983           (p)
211 Nesbitt South                            405          2,367           2,772              233       1983           (p)
211 Nesbitt West                             220          1,249           1,469               94       1985           (p)
556 Metroplex Drive                          231          1,496           1,727               61       1983           (p)
7600 Eastgate Blvd.                        1,375              3           1,378                0       2002           (p)


NORTHERN NEW JERSEY
60 Ethel Road West                           264          1,743           2,007              269       1982           (p)
70 Ethel Road West                           451          2,881           3,333              410       1979           (p)
601-629 Montrose Avenue                      512          3,353           3,865              509       1974           (p)
9 Princess Road                              234          1,375           1,609              201       1985           (p)
11 Princess Road                             516          3,084           3,600              502       1985           (p)
15 Princess Road                             247          1,603           1,849              388       1986           (p)
17 Princess Road                             345          2,013           2,358              312       1986           (p)
220 Hanover Avenue                         1,420          8,257           9,677            1,171       1987           (p)
244 Shefield Street                          210          1,428           1,638              256     1965/1986        (p)
31 West Forest Street(i)                     975          6,182           7,157              988       1978           (p)
25 World's Fair Drive                        297          1,811           2,108              246       1986           (p)
14 World's Fair Drive                        503          3,188           3,692              505       1980           (p)
16 World's Fair Drive                        183          1,204           1,388              154       1981           (p)
18 World's Fair Drive                        129            776             905              102       1982           (p)
23 World's Fair Drive                        140            865           1,005              132       1982           (p)
12 World's Fair Drive                        593          3,579           4,172              483       1981           (p)
49 Napoleon Court                            238          1,367           1,605              183       1982           (p)
50 NapoleanCourt                             154            879           1,033              112       1982           (p)
22 World's Fair Drive                        375          2,346           2,721              404       1983           (p)
26 World's Fair Drive                        377          2,234           2,612              322       1984           (p)
24 World's Fair Drive                        362          2,318           2,680              337       1984           (p)
20 World's Fair Drive Lot 13                 691          2,128           2,819              280       1999           (p)
10 New Maple Road                          2,272         12,914          15,186              726     1973/1999        (p)
60 Chapin Road                             2,143         13,847          15,990            1,029     1977/2000        (p)
45 Route 46                                  978          5,777           6,755              365     1974/1987        (p)
43 Route 46                                  479          2,885           3,364              166     1974/1987        (p)
39 Route 46                                  262          1,553           1,815               89       1970           (p)

                                                                                                                  COSTS
                                                                                                               CAPITALIZED
                                                                                                              SUBSEQUENT TO
                                                                                            (B)               ACQUISITION OR
                                                                                        INITIAL COST           COMPLETION
                                          LOCATION                     (A)         -----------------------    AND VALUATION
BUILDING ADDRESS                        (CITY/STATE)              ENCUMBRANCES       LAND       BUILDINGS       PROVISION
----------------                        ------------              ------------     --------     ----------    --------------
26 Chapin Road                          Pine Brook, NJ                                  956          5,415            131
30 Chapin Road                          Pine Brook, NJ                                  960          5,440            226
20 Hook Mountain Road                   Pine Brook, NJ                                1,507          8,542            926
30 Hook Mountain Road                   Pine Brook, NJ                                  389          2,206            313
55 Route 46                             Pine Brook, NJ                                  396          2,244             94
16 Chapin Rod                           Pine Brook, NJ                                  885          5,015            133
20 Chapin Road                          Pine Brook, NJ                                1,134          6,426            248
Sayreville Lot 4                        Sayreville, NJ                                    -              -              0
400 Raritan Center Parkway              Edison, NJ                                      829          4,722            315
300 Columbus Circle                     Edison, NJ                                    1,257          7,122            174
400 Apgar                               Franklin Township, NJ                           780          4,420            129
500 Apgar                               Franklin Township, NJ                           361          2,044            211
201 Circle Dr. North                    Piscataway, NJ                                  840          4,760            396
1 Pearl Ct.                             Allendale, NJ                                   623          3,528            172
2 Pearl Ct.                             Allendale, NJ                                   255          1,445            970
3 Pearl Ct.                             Allendale, NJ                                   440          2,491            121
4 Pearl Ct.                             Allendale, NJ                                   450          2,550            124
5 Pearl Ct.                             Allendale, NJ                                   505          2,860            139
6 Pearl Ct.                             Allendale, NJ                                 1,160          6,575            111
7 Pearl Ct.                             Allendale, NJ                                   513          2,907             49
59 Route 17                             Allendale, NJ                                   518          2,933            143


PHILADELPHIA
212 Welsh Pool Road                     Exton, PA                                       160            886            163
230-240 Welsh Pool Road                 Exton, PA                                       154            851            150
264 Welsh Pool Road                     Exton, PA                                       147            811            140
254 Welsh Pool Road                     Exton, PA                                       152            842            422
256 Welsh Pool Road                     Exton, PA                                        82            452            273
213 Welsh Pool Road                     Exton, PA                                       149            827            258
251 Welsh Pool  Road                    Exton, PA                                       144            796            115
253-255 Welsh Pool Road                 Exton, PA                                       113            626            137
151-161 Philips Road                    Exton, PA                                       191          1,059            247
210 Philips Road                        Exton, PA                                       182          1,005            231
215 Welsh Pool Road                     Exton, PA                                        67            372            181
217 Welsh Pool Road                     Exton, PA                                        64            357             62
216 Philips Road                        Exton, PA                                       199          1,100            268
202 Philips Road                        Exton, PA                                       174            966            203
20 McDonald Blvd                        Aston, PA                                       184          1,016             61
30 McDonald Blvd                        Aston, PA                                       135            748            273
2994-96 Samuel Drive                    Bensalem, PA                                    952          5,396            257
964 Postal Road                         Lehigh, PA                                      215          1,216             67
966 Postal Road                         Lehigh, PA                                      268          1,517             79
999 Postal Road                         Lehigh, PA                                      439          2,486            167
7331 William Avenue                     Lehigh, PA                                      311          1,764             92
7346 Penn Drive                         Lehigh, PA                                      413          2,338            138
7350 William Ave.                       Lehigh, PA                                      552          3,128            490
7377 William Ave.                       Lehigh, PA                                      290          1,645             84
7072 Snow Drift                         Lehigh, PA                                      288          1,632            310
2000 Cabot Boulevard West               Langhorne, PA                                   414          2,346             80
2005 Cabot Boulevard West               Langhorne, PA                                   315          1,785             92
2010 Cabot Boulevard West               Langhorne, PA                                   513          2,907            262
2200 Cabot Boulevard West               Langhorne, PA                                   428          2,427             96
2260-2270 Cabot Boulevard West          Langhorne, PA                                   361          2,044            252
3000 Cabot Boulevard West               Langhorne, PA                                   509          2,886            216
180 Wheeler Court                       Langhorne, PA                                   447          2,533             72
2512 Metropolitan Drive                 Trevose, PA                                     242          1,369             49
2510 Metropolitan Drive                 Trevose, PA                                     244          1,381             37
2515 Metropolitan Drive                 Trevose, PA                                     259          1,466             41
2555 Metropolitan Drive                 Trevose, PA                                     347          1,968             55
2450 Metropolitan Drive                 Trevose, PA                                     571          3,234            108
2495 Metropolitan Drive                 Trevose, PA                                     551          3,124            100
4667 Somerton Road                      Trevose, PA                                     637          3,608            431
835 Wheeler Way                         Langhorne, PA                                   293          1,658            179


PHOENIX
1045 South Edward Drive                 Tempe, AZ                                       390          2,160             47
46 N. 49th Ave.                         Phoenix, AZ                                     301          1,704             51


PORTLAND
5687 International Way(k)               Milwaukee, OR                                   430          2,385            267
5795 SW Jean Road(j)                    Lake Oswego, OR                                 427          2,362            363
12130 NE Ainsworth Circle(i)            Portland, OR                                    523          2,898            301
5509 NW 122nd Ave.(i)                   Milwaukee, OR                                   244          1,351             80
6105-6113 NE 92nd Avenue(k)             Portland, OR                                    884          4,891            684
8727 NE Marx Drive(j)                   Portland, OR                                    580          3,210            678
3388 SE 20th Street                     Portland, OR                                     73            405             45



                                                 GROSS AMOUNT CARRIED
                                              AT CLOSE OF PERIOD 12/31/02
                                        ---------------------------------------       ACCUMULATED
                                                    BUILDING AND                      DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                         LAND       IMPROVEMENTS        TOTAL           12/31/02     RENOVATED   LIVES (YEARS)
----------------                        --------    ------------     ----------       ------------  -----------  -------------
26 Chapin Road                               965          5,536           6,501              311       1983           (p)
30 Chapin Road                               969          5,657           6,626              350       1983           (p)
20 Hook Mountain Road                      1,534          9,442          10,976              513     1972/1984        (p)
30 Hook Mountain Road                        396          2,512           2,908              141     1972/1987        (p)
55 Route 46                                  403          2,331           2,734              137     1978/1994        (p)
16 Chapin Rod                                901          5,133           6,033              289       1987           (p)
20 Chapin Road                             1,154          6,654           7,808              392       1987           (p)
Sayreville Lot 4                               -              -               -                -       2001           (p)
400 Raritan Center Parkway                   836          5,031           5,867              138       1983           (p)
300 Columbus Circle                        1,269          7,284           8,553              198       1983           (p)
400 Apgar                                    796          4,534           5,329               85       1987           (p)
500 Apgar                                    368          2,248           2,616               49       1987           (p)
201 Circle Dr. North                         857          5,139           5,996               93       1987           (p)
1 Pearl Ct.                                  648          3,674           4,322               23       1978           (p)
2 Pearl Ct.                                  403          2,267           2,670                9       1979           (p)
3 Pearl Ct.                                  458          2,593           3,051               16       1978           (p)
4 Pearl Ct.                                  469          2,655           3,124               17       1979           (p)
5 Pearl Ct.                                  526          2,979           3,504               19       1977           (p)
6 Pearl Ct.                                1,177          6,669           7,846               42       1980           (p)
7 Pearl Ct.                                  520          2,948           3,469               19       1979           (p)
59 Route 17                                  539          3,054           3,593               19       1979           (p)


PHILADELPHIA
212 Welsh Pool Road                          176          1,033           1,209              121     1975/1997        (p)
230-240 Welsh Pool Road                      170            985           1,155              127     1975/1997        (p)
264 Welsh Pool Road                          162            936           1,098              149     1975/1996        (p)
254 Welsh Pool Road                          184          1,232           1,416              225     1975/1998        (p)
256 Welsh Pool Road                           94            713             807               88     1975/1999        (p)
213 Welsh Pool Road                          173          1,061           1,234              159     1975/1998        (p)
251 Welsh Pool  Road                         159            896           1,055              106     1975/1991        (p)
253-255 Welsh Pool Road                      125            751             876              100     1975/1980        (p)
151-161 Philips Road                         229          1,268           1,497              156     1975/1990        (p)
210 Philips Road                             198          1,220           1,418              221     1975/1998        (p)
215 Welsh Pool Road                           80            541             620              123     1975/1998        (p)
217 Welsh Pool Road                           71            412             483               48     1975/1997        (p)
216 Philips Road                             220          1,347           1,567              183       1985           (p)
202 Philips Road                             214          1,129           1,343              132     1972/1991        (p)
20 McDonald Blvd                             192          1,069           1,261              115       1988           (p)
30 McDonald Blvd                             160            995           1,156              132       1988           (p)
2994-96 Samuel Drive                         981          5,625           6,605              407       1974           (p)
964 Postal Road                              224          1,273           1,497               56       1986           (p)
966 Postal Road                              279          1,585           1,864               69       1987           (p)
999 Postal Road                              458          2,634           3,092              115       1988           (p)
7331 William Avenue                          325          1,842           2,167               81       1989           (p)
7346 Penn Drive                              430          2,458           2,888              107       1988           (p)
7350 William Ave.                            576          3,595           4,170              155       1989           (p)
7377 William Ave.                            303          1,716           2,019               75       1989           (p)
7072 Snow Drift                              300          1,930           2,230               82       1975           (p)
2000 Cabot Boulevard West                    424          2,416           2,840               55       1984           (p)
2005 Cabot Boulevard West                    322          1,870           2,192               42       1984           (p)
2010 Cabot Boulevard West                    525          3,157           3,682               70       1984           (p)
2200 Cabot Boulevard West                    438          2,512           2,951               57       1979           (p)
2260-2270 Cabot Boulevard West               369          2,288           2,657               50       1980           (p)
3000 Cabot Boulevard West                    521          3,089           3,611               71       1986           (p)
180 Wheeler Court                            458          2,594           3,052               59       1974           (p)
2512 Metropolitan Drive                      248          1,411           1,659               32       1981           (p)
2510 Metropolitan Drive                      249          1,413           1,662               32       1981           (p)
2515 Metropolitan Drive                      265          1,501           1,766               34       1974           (p)
2555 Metropolitan Drive                      355          2,014           2,370               46       1981           (p)
2450 Metropolitan Drive                      586          3,328           3,913               76       1983           (p)
2495 Metropolitan Drive                      566          3,209           3,775               73       1981           (p)
4667 Somerton Road                           652          4,025           4,676               87       1974           (p)
835 Wheeler Way                              319          1,810           2,129               15       1974           (p)


PHOENIX
1045 South Edward Drive                      394          2,203           2,597              193       1976           (p)
46 N. 49th Ave.                              306          1,750           2,056                7       1986           (p)


PORTLAND
5687 International Way(k)                    439          2,643           3,082              344       1974           (p)
5795 SW Jean Road(j)                         433          2,719           3,152              320       1985           (p)
12130 NE Ainsworth Circle(i)                 531          3,192           3,723              405       1986           (p)
5509 NW 122nd Ave.(i)                        248          1,427           1,675              164       1995           (p)
6105-6113 NE 92nd Avenue(k)                  954          5,505           6,459              599     1978/1986        (p)
8727 NE Marx Drive(j)                        602          3,866           4,468              483       1987           (p)
3388 SE 20th Street                           76            447             523               56       1981           (p)

                                                                                                                  COSTS
                                                                                                               CAPITALIZED
                                                                                                              SUBSEQUENT TO
                                                                                            (B)               ACQUISITION OR
                                                                                        INITIAL COST           COMPLETION
                                          LOCATION                     (A)         -----------------------    AND VALUATION
BUILDING ADDRESS                        (CITY/STATE)              ENCUMBRANCES       LAND       BUILDINGS       PROVISION
----------------                        ------------              ------------     --------     ----------    --------------
5962-5964 NE 87th Avenue                Portland, OR                                     72            398             75
11620 NE Ainsworth                      Portland, OR                                    152            839             34
11824 NE Ainsworth Circle               Portland, OR                                    166            916             81
12124 NE Ainsworth Circle               Portland, OR                                    207          1,148             49
11632 NE Ainsworth Circle               Portland, OR                                    799          4,422            940


SALT LAKE CITY
2255 South 300 West(n)                  Salt Lake City, UT                              618          3,504            299
512 Lawndale Drive(o)                   Salt Lake City, UT                            2,779         15,749          2,706
1270 West 2320 South                    West Valley, UT                                 138            784            129
1275 West 2240 South                    West Valley, UT                                 395          2,241             95
1288 West 2240 South                    West Valley, UT                                 119            672             93
2235 South 1300 West                    West Valley, UT                                 198          1,120            248
1293 West 2200 South                    West Valley, UT                                 158            896            209
1279 West 2200 South                    West Valley, UT                                 198          1,120             56
1272 West 2240 South                    West Valley, UT                                 336          1,905            324
1149 West 2240 South                    West Valley, UT                                 217          1,232             57
1142 West 2320 South                    West Valley, UT                                 217          1,232            240
1152 West 2240 South                    West Valley, UT                               2,067              -          3,964


SOUTHERN NEW JERSEY
2-5 North Olnev Ave.                    Cherry Hill, NJ                                 284          1,524            117
2 Springdale Road                       Cherry Hill, NJ                                 127            701             96
4 Springdale Road(i)                    Cherry Hill, NJ                                 335          1,853            696
8 Springdale Road                       Cherry Hill, NJ                                 259          1,436            345
2050 Springdale Road                    Cherry Hill, NJ                                 279          1,545          1,224
1 Esterbrook Lane                       Cherry Hill, NJ                                  43            238             24
16 Springdale Road                      Cherry Hill, NJ                                 241          1,336            119
5 Esterbrook Lane                       Cherry Hill, NJ                                 241          1,336            221
2 Pin Oak Lane                          Cherry Hill, NJ                                 317          1,757            276
6 Esterbrook Lane                       Cherry Hill, NJ                                 165            914             34
3 Computer Drive                        Cherry Hill, NJ                                 500          2,768            458
28 Springdale Road                      Cherry Hill, NJ                                 192          1,060            197
3 Esterbrook Lane                       Cherry Hill, NJ                                 199          1,102            444
4 Esterbrook Lane                       Cherry Hill, NJ                                 234          1,294             30
26 Springdale Road                      Cherry Hill, NJ                                 227          1,257            345
1  Keystone Ave.                        Cherry Hill, NJ                                 227          1,223            769
1919 Springdale Road                    Cherry Hill, NJ                                 232          1,286             57
 21 Olnev Ave.                          Cherry Hill, NJ                                  69            380             62
19 Olnev Ave.                           Cherry Hill, NJ                                 202          1,119          1,157
2 Keystone Ave.                         Cherry Hill, NJ                                 216          1,194            435
18 Olnev Ave.                           Cherry Hill, NJ                                 250          1,382             78
2030 Springdale Rod                     Cherry Hill, NJ                                 526          2,914          1,392
55 Carnegie Drive                       Cherry Hill, NJ                                 550          3,047            158
5 Carnegie Plaza                        Cherry Hill, NJ                                 739          4,109            239
111 Whittendale Drive                   Morrestown, NJ                                  515          2,916              6
9 Whittendale                           Morrestown, NJ                                  337          1,911             39
1931 Olney Road                         Cherry Hill, NJ                                 262          1,486             39


ST. LOUIS
8921-8971  Fost Avenue                  Hazelwood, MO                  (c)              431          2,479             71
9043-9083 Frost Avenue                  Hazelwood, MO                  (c)              319          1,838            708
2121 Chapin Industrial Drive            Vinita Park, MO                                 606          4,384          1,343
10431-10449 Midwest Industrial Blvd     Olivette, MO                                    237          1,360            569
10751 Midwest Industrial Boulevard      Olivette, MO                                    193          1,119            104
6951 N Hanley(i)                        Hazelwood, MO                                   405          2,295          1,886
4560 Anglum Road                        Hazelwood, MO                                   150            849            216
1037 Warson - Bldg A                    St. Louis, MO                                   246          1,359             30
1037 Warson - Bldg B                    St. Louis, MO                                   380          2,103             52
1037 Warson - Bldg C                    St. Louis, MO                                   303          1,680             37
1037 Warson - Bldg D                    St. Louis, MO                                   353          1,952             43


TAMPA
6614 Adamo Drive                        Tampa, FL                                       177          1,005             62
6204 Benjamin Road                      Tampa, FL                                       432          2,445            333
6206 Benjamin Road                      Tampa, FL                                       397          2,251            278
6302 Benjamin Road                      Tampa, FL                                       214          1,212            190
6304 Benjamin Road                      Tampa, FL                                       201          1,138            205
6306 Benjamin Road                      Tampa, FL                                       257          1,457            396
6308 Benjamin Road                      Tampa, FL                                       345          1,958            231
5313 Johns Road                         Tampa, FL                                       204          1,159            103
5602 Thompson Center Court              Tampa, FL                                       115            652            133
5411 Johns Road                         Tampa, FL                                       230          1,304            177
5525 Johns Road                         Tampa, FL                                       192          1,086             66
5607 Johns Road                         Tampa, FL                                       102            579             62



                                                 GROSS AMOUNT CARRIED
                                              AT CLOSE OF PERIOD 12/31/02
                                        ---------------------------------------       ACCUMULATED
                                                    BUILDING AND                      DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                         LAND       IMPROVEMENTS        TOTAL           12/31/02     RENOVATED   LIVES (YEARS)
----------------                        --------    ------------     ----------       ------------  -----------  -------------
5962-5964 NE 87th Avenue                      75            470             545               47       1979           (p)
11620 NE Ainsworth                           155            869           1,024               97       1992           (p)
11824 NE Ainsworth Circle                    169            993           1,162              120       1992           (p)
12124 NE Ainsworth Circle                    212          1,193           1,405              131       1984           (p)
11632 NE Ainsworth Circle                    925          5,237           6,161              543       1990           (p)


SALT LAKE CITY
2255 South 300 West(n)                       612          3,809           4,421              508       1980           (p)
512 Lawndale Drive(o)                      2,774         18,460          21,233            2,682       1981           (p)
1270 West 2320 South                         143            908           1,051              122     1986/92          (p)
1275 West 2240 South                         408          2,323           2,731              288     1986/92          (p)
1288 West 2240 South                         123            761             883              103     1986/92          (p)
2235 South 1300 West                         204          1,362           1,566              194     1986/92          (p)
1293 West 2200 South                         163          1,100           1,263              168     1986/92          (p)
1279 West 2200 South                         204          1,170           1,374              147     1986/92          (p)
1272 West 2240 South                         347          2,217           2,564              315     1986/92          (p)
1149 West 2240 South                         225          1,282           1,506              159     1986/92          (p)
1142 West 2320 South                         225          1,465           1,690              242       1997           (p)
1152 West 2240 South                       2,114          3,918           6,032              589       1999           (p)


SOUTHERN NEW JERSEY
2-5 North Olnev Ave.                         282          1,643           1,925              188     1963/85          (p)
2 Springdale Road                            126            798             924               87       1968           (p)
4 Springdale Road(i)                         332          2,552           2,885              305     1963/85          (p)
8 Springdale Road                            258          1,783           2,041              203       1966           (p)
2050 Springdale Road                         277          2,770           3,047              136       1965           (p)
1 Esterbrook Lane                             43            262             305               30       1965           (p)
16 Springdale Road                           240          1,456           1,696              166       1967           (p)
5 Esterbrook Lane                            240          1,559           1,798              171     1966/88          (p)
2 Pin Oak Lane                               314          2,036           2,350              250       1968           (p)
6 Esterbrook Lane                            164            949           1,113              111       1966           (p)
3 Computer Drive                             492          3,233           3,725              375       1966           (p)
28 Springdale Road                           190          1,259           1,449              133       1967           (p)
3 Esterbrook Lane                            198          1,547           1,745              172       1968           (p)
4 Esterbrook Lane                            232          1,326           1,558              157       1969           (p)
26 Springdale Road                           226          1,603           1,829              167       1968           (p)
1  Keystone Ave.                             218          2,000           2,219              208       1969           (p)
1919 Springdale Road                         230          1,345           1,575              158       1970           (p)
 21 Olnev Ave.                                68            442             510               48       1969           (p)
19 Olnev Ave.                                200          2,278           2,478              235       1971           (p)
2 Keystone Ave.                              214          1,631           1,844              175       1970           (p)
18 Olnev Ave.                                247          1,462           1,709              170       1974           (p)
2030 Springdale Rod                          523          4,309           4,832              505       1977           (p)
55 Carnegie Drive                            547          3,209           3,755              373       1988           (p)
5 Carnegie Plaza                             733          4,354           5,087              454       1987           (p)
111 Whittendale Drive                        514          2,922           3,436              221     1991/96          (p)
9 Whittendale                                343          1,944           2,287               77       2000           (p)
1931 Olney Road                              267          1,520           1,787                7       1969           (p)


ST. LOUIS
8921-8971  Fost Avenue                       431          2,550           2,981              541       1971           (p)
9043-9083 Frost Avenue                       319          2,546           2,865              625     1970/77          (p)
2121 Chapin Industrial Drive                 614          5,720           6,333            5,631     1969/94          (p)
10431-10449 Midwest Industrial Blvd          237          1,929           2,166              418       1967           (p)
10751 Midwest Industrial Boulevard           194          1,223           1,416              267       1965           (p)
6951 N Hanley(i)                             419          4,167           4,586            1,076       1965           (p)
4560 Anglum Road                             161          1,055           1,215              241       1970           (p)
1037 Warson - Bldg A                         250          1,385           1,635               26       1968           (p)
1037 Warson - Bldg B                         387          2,148           2,534               40       1968           (p)
1037 Warson - Bldg C                         309          1,711           2,020               32       1968           (p)
1037 Warson - Bldg D                         359          1,988           2,347               37       1968           (p)


TAMPA
6614 Adamo Drive                             181          1,064           1,244              141       1967           (p)
6204 Benjamin Road                           454          2,755           3,209              366       1982           (p)
6206 Benjamin Road                           416          2,510           2,926              332       1983           (p)
6302 Benjamin Road                           224          1,392           1,616              208       1983           (p)
6304 Benjamin Road                           209          1,335           1,544              218       1984           (p)
6306 Benjamin Road                           269          1,841           2,110              312       1984           (p)
6308 Benjamin Road                           362          2,173           2,534              289       1984           (p)
5313 Johns Road                              213          1,253           1,466              163       1991           (p)
5602 Thompson Center Court                   120            779             899              122       1972           (p)
5411 Johns Road                              241          1,470           1,710              241       1997           (p)
5525 Johns Road                              200          1,144           1,344              148       1993           (p)
5607 Johns Road                              110            634             744               81       1991           (p)

                                                                                                                  COSTS
                                                                                                               CAPITALIZED
                                                                                                              SUBSEQUENT TO
                                                                                            (B)               ACQUISITION OR
                                                                                        INITIAL COST           COMPLETION
                                          LOCATION                     (A)         -----------------------    AND VALUATION
BUILDING ADDRESS                        (CITY/STATE)              ENCUMBRANCES       LAND       BUILDINGS       PROVISION
----------------                        ------------              ------------     --------     ----------    --------------
5709 Johns Road                         Tampa, FL                                       192          1,086            141
5711 Johns Road                         Tampa, FL                                       243          1,376            180
5453 W Waters Avenue                    Tampa, FL                                        71            402             99
5455 W Waters Avenue                    Tampa, FL                                       307          1,742            178
5553 W Waters Avenue                    Tampa, FL                                       307          1,742            202
5501 W Waters Avenue                    Tampa, FL                                       154            871             80
5503 W Waters Avenue                    Tampa, FL                                        71            402             52
5555 W Waters Avenue                    Tampa, FL                                       213          1,206            105
5557 W Waters Avenue                    Tampa, FL                                        59            335             33
5463 W Waters Avenue                    Tampa, FL                      (h)              497          2,751            456
5903 Johns Road                         Tampa, FL                                        88            497             74
5461 W Waters                           Tampa, FL                                       261              -          1,186
5471 W. Waters                          Tampa, FL                                       572            798            173
5505 Johns Road #7                      Tampa, FL                                       228              -          1,396
5481 W. Waters Avenue                   Tampa, FL                                       558              -          2,297
5483 W. Waters Avenue                   Tampa, FL                                       457              -          1,940
6702-6712 Benjamin Road(m)              Tampa, FL                                       639          3,536            406
5905 Breckenridge Parkway               Tampa, FL                                       189          1,070             36
5907 Breckenridge Parkway               Tampa, FL                                        61            345             10
5909 Breckenridge Parkway               Tampa, FL                                       173            980             36
5911 Breckenridge Parkway               Tampa, FL                                       308          1,747             32
5910 Breckenridge Parkway               Tampa, FL                                       436          2,472             37
5912 Breckenridge Parkway               Tampa, FL                                       460          2,607             39
4515-4519 George Road                   Tampa, FL                                       633          3,587             86
6301 Benjamin Road                      Tampa, FL                                       292          1,657            100
5723 Benjamin Road                      Tampa, FL                                       406          2,301             43
6313 Benjamin Road                      Tampa, FL                                       229          1,296             26
5801 Benjamin Road                      Tampa, FL                                       564          3,197             51
5802 Benjamin Road                      Tampa, FL                                       686          3,889            202
5925 Benjamin Road                      Tampa, FL                                       328          1,859             29

OTHER
2800 Airport Road(l)                    Denton, TX                                      369          1,935          1,572
3501 Maple Street                       Abilene, TX                                      67          1,057          1,000
4200 West Harry Street(j)               Wichita, KS                                     193          2,224          1,751
Industrial Park No. 2                   West Lebanon, NH                                723          5,208            175
6601 S. 33rd Street                     McAllen, TX                                     231          1,276             32
9601A Dessau Road                       Austin, TX                                      255              -          1,860
9601B Dessau Road                       Austin, TX                                      248              -          2,053
9601C Dessau Road                       Austin, TX                                      248              -          2,691
555 Vista Blvd                          Sparks, NV                                    1,693          9,592            121

REDEVELOPMENTS / DEVELOPABLE LAND                                                    75,473         44,432         16,689
                                                                                   --------     ----------       --------
                                                                                   $405,911     $1,764,370       $412,255
                                                                                   ========     ==========       ========



                                                 GROSS AMOUNT CARRIED
                                              AT CLOSE OF PERIOD 12/31/02
                                        ---------------------------------------       ACCUMULATED
                                                    BUILDING AND                      DEPRECIATION  YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                         LAND       IMPROVEMENTS        TOTAL           12/31/02     RENOVATED   LIVES (YEARS)
----------------                        --------    ------------     ----------       ------------  -----------  -------------
5709 Johns Road                              200          1,219           1,419              158       1990           (p)
5711 Johns Road                              255          1,544           1,799              243       1990           (p)
5453 W Waters Avenue                          82            490             572               63       1987           (p)
5455 W Waters Avenue                         326          1,902           2,227              262       1987           (p)
5553 W Waters Avenue                         326          1,925           2,251              265       1987           (p)
5501 W Waters Avenue                         162            943           1,105              125       1990           (p)
5503 W Waters Avenue                          75            450             525               64       1990           (p)
5555 W Waters Avenue                         221          1,303           1,524              166       1990           (p)
5557 W Waters Avenue                          62            364             427               48       1990           (p)
5463 W Waters Avenue                         560          3,144           3,704              392       1996           (p)
5903 Johns Road                               93            566             659               81       1987           (p)
5461 W Waters                                265          1,181           1,447              115       1998           (p)
5471 W. Waters                               574            969           1,543               53       1999           (p)
5505 Johns Road #7                           228          1,395           1,624              147       1999           (p)
5481 W. Waters Avenue                        561          2,295           2,856              178       1999           (p)
5483 W. Waters Avenue                        459          1,938           2,397              169       1999           (p)
6702-6712 Benjamin Road(m)                   650          3,931           4,581              385     1982/84          (p)
5905 Breckenridge Parkway                    191          1,103           1,294               57       1982           (p)
5907 Breckenridge Parkway                     61            355             416               18       1982           (p)
5909 Breckenridge Parkway                    174          1,015           1,189               54       1982           (p)
5911 Breckenridge Parkway                    311          1,776           2,087               92       1982           (p)
5910 Breckenridge Parkway                    440          2,505           2,945              130       1982           (p)
5912 Breckenridge Parkway                    464          2,641           3,105              137       1982           (p)
4515-4519 George Road                        640          3,666           4,306              147       1985           (p)
6301 Benjamin Road                           295          1,754           2,049               70       1986           (p)
5723 Benjamin Road                           409          2,340           2,749               87       1986           (p)
6313 Benjamin Road                           231          1,320           1,551               49       1986           (p)
5801 Benjamin Road                           569          3,244           3,812              121       1986           (p)
5802 Benjamin Road                           692          4,086           4,778              152       1986           (p)
5925 Benjamin Road                           331          1,886           2,216               71       1986           (p)

OTHER
2800 Airport Road(l)                         490          3,386           3,876            1,670       1968           (p)
3501 Maple Street                            260          1,864           2,124              884       1980           (p)
4200 West Harry Street(j)                    528          3,640           4,168            1,785       1972           (p)
Industrial Park No. 2                        776          5,330           6,106            2,614       1968           (p)
6601 S. 33rd Street                          233          1,306           1,539              114       1975           (p)
9601A Dessau Road                            366          1,750           2,115              139       1999           (p)
9601B Dessau Road                            355          1,945           2,300              263       1999           (p)
9601C Dessau Road                            355          2,584           2,939              823       1999           (p)
555 Vista Blvd                             1,711          9,695          11,406              142       1980           (p)

REDEVELOPMENTS / DEVELOPABLE LAND         75,560         61,035         136,595            5,796       (q)
                                        --------     ----------      ----------         --------
                                        $416,980     $2,165,556      $2,582,536(r)      $310,517
                                        ========     ==========      ==========         ========

NOTES:

(a) See description of encumbrances in Note 5 to Notes to Consolidated Financial Statements.

(b) Initial cost for each respective property is total purchase price associated with its purchase.

(c) These properties collateralized the 1995 Mortgage Loan. The loan was paid off and retired on January 13, 2003 which released the mortgage lien on these properties.

(d)  These properties collateralize the Assumed Loans.

(e)  This property collateralizes the Acquisition Mortgage Loan VIII.

(f)  This property collateralizes the Acquisition Mortgage Loan IX.

(g)  This property collateralizes the Acquisition Mortgage Loan IV.

(h)  This property collateralizes the Acquisition Mortgage Loan V.

(i)  Comprised of two properties.

(j)  Comprised of three properties.

(k)  Comprised of four properties.

(l)  Comprised of five properties.

(m)  Comprised of six properties.

(n)  Comprised of seven properties.

(o)  Comprised of 29 properties.

(p)  Depreciation is computed based upon the following estimated lives:

          Buildings, Improvements                          31.5 to 40 years

          Tenant Improvements, Leasehold Improvements      Life of lease

          Furniture, Fixtures and Equipment                5 to 10 years

(q) These properties represent developable land and redevelopments that have not been placed in service.

(r) Excludes $122,331 of Construction in Progress and $1,258 of Furniture, Fixtures and Equipment.

(s) During 2001, the Company recognized a valuation provision of $9,500 on these properties.


     At December 31, 2002, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $2.3 billion (excluding construction in progress.)

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                                 SCHEDULE III:
              REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
                            AS OF DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)


The changes in total real estate assets for the three years ended December 31, 2002 are as follows:

                                                          2002          2001          2000
                                                       ----------    ----------    ----------
Balance, Beginning of Year .........................   $2,748,835    $2,698,763    $2,597,592
Acquisition, Construction Costs and Improvements ...      357,704       397,878       504,135
Disposition of Assets ..............................     (400,414)     (338,306)     (400,064)
Valuation Provision ................................           --        (9,500)       (2,900)
                                                       ----------    ----------    ----------
Balance, End of Year ...............................   $2,706,125    $2,748,835    $2,698,763
                                                       ==========    ==========    ==========

The changes in accumulated depreciation for the three years ended December 31, 2002 are as follows:

                                                          2002          2001          2000
                                                       ----------    ----------    ----------
Balance, Beginning of Year .........................   $  280,518    $  244,189    $  211,456
Depreciation for Year ..............................       67,525        65,944        59,840
Disposition of Assets ..............................      (37,526)      (29,615)      (27,107)
                                                       ----------    ----------    ----------
Balance, End of Year ...............................   $  310,517    $  280,518    $  244,189
                                                       ==========    ==========    ==========