Form 10-Q
period 2003-03-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 2003-05-14
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares of Common Stock, $.01 par value, outstanding as of May 2, 2003:
39,245,359

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                                    FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2003

                                      INDEX


                                                                                                       PAGE
                                                                                                       ----
PART I:  FINANCIAL INFORMATION

    Item 1.  Financial Statements


     Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002 ........................     2

     Consolidated  Statements of Operations and Comprehensive  Income for the Three Months Ended
     March 31, 2003 and March 31, 2002 .............................................................     3

     Consolidated  Statements  of Cash Flows for the Three Months Ended March 31, 2003 and
     March 31, 2002 ................................................................................     4

     Notes to Consolidated Financial Statements ....................................................     5-14


    Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ............................................................     15-22

   Item 3. Quantitative and Qualitative Disclosures About Market Risk ..............................     22

   Item 4. Controls and Procedures .................................................................     22

PART II:  OTHER INFORMATION

  Item 1.  Legal Proceedings .......................................................................     23
  Item 2.  Changes in Securities ...................................................................     23
  Item 3.  Defaults Upon Senior Securities .........................................................     23
  Item 4.  Submission of Matters to a Vote of Security Holders .....................................     23
  Item 5.  Other Information .......................................................................     23
  Item 6.  Exhibits and Report on Form 8-K .........................................................     23

SIGNATURE ..........................................................................................     25

CERTIFICATIONS .....................................................................................     26-27

EXHIBIT INDEX ......................................................................................     28

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       FIRST INDUSTRIAL REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                                     March 31,      December 31,
                                                                                       2003             2002
                                                                                    -----------      -----------
                                                          ASSETS
Assets:
   Investment in Real Estate:
      Land ....................................................................     $   415,507      $   415,598
      Buildings and Improvements ..............................................       2,154,932        2,158,082
      Furniture, Fixtures and Equipment .......................................           1,258            1,258
      Construction in Progress ................................................         121,244          122,331
                 Less: Accumulated Depreciation ...............................        (319,618)        (308,488)
                                                                                    -----------      -----------
              Net Investment in Real Estate ...................................       2,373,323        2,388,781

   Real Estate Held for Sale, Net of Accumulated Depreciation and
      Amortization of $312 at March 31, 2003 and $2,135 at
      December 31, 2002 .......................................................           5,339            7,040
   Cash and Cash Equivalents ..................................................           3,189             --
   Restricted Cash ............................................................          63,870           31,118
   Tenant Accounts Receivable, Net ............................................          12,130           10,578
   Investments in Joint Ventures ..............................................          12,461           12,545
   Deferred Rent Receivable ...................................................          14,407           14,277
   Deferred Financing Costs, Net ..............................................          11,024           12,927
   Prepaid Expenses and Other Assets, Net .....................................         102,832          152,707
                                                                                    -----------      -----------
              Total Assets ....................................................     $ 2,598,575      $ 2,629,973
                                                                                    ===========      ===========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage Loans Payable, Net ................................................     $    22,268      $    59,989
   Senior Unsecured Debt, Net .................................................       1,211,933        1,211,860
   Unsecured Line of Credit ...................................................         173,600          170,300
   Accounts Payable and Accrued Expenses ......................................          75,820           72,807
   Rents Received in Advance and Security Deposits ............................          30,636           29,524
   Dividends Payable ..........................................................          31,543           31,106
                                                                                    -----------      -----------
              Total Liabilities ...............................................       1,545,800        1,575,586
                                                                                    -----------      -----------
Minority Interest .............................................................         171,838          172,061
Commitments and Contingencies .................................................            --               --

Stockholders' Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized, 20,000,
    50,000 and 30,000 shares of Series C, D and E Cumulative Preferred
    Stock, respectively, issued and outstanding at March 31, 2003 and
    December 31, 2002, having a liquidation preference of $2,500 per share
    ($50,000), $2,500 per share ($125,000) and $2,500 per share ($75,000),
    respectively) .............................................................               1                1
Common Stock ($.01 par value, 100,000,000 shares authorized, 41,769,442 and
    41,087,421 shares issued and 39,243,042 and 38,598,321 shares
    outstanding at March 31, 2003 and December 31, 2002, respectively) ........             418              411
Additional Paid-in-Capital ....................................................       1,144,560        1,124,622
Distributions in Excess of Accumulated Earnings ...............................        (159,685)        (158,251)
Unearned Value of Restricted Stock Grants .....................................         (23,411)          (4,307)
Accumulated Other Comprehensive Loss ..........................................         (10,358)         (10,559)
Treasury Shares at Cost (2,526,400 shares at March 31, 2003 and
    2,489,100 shares at December 31, 2002) .....................................        (70,588)         (69,591)
                                                                                    -----------      -----------
                Total Stockholders' Equity ....................................         880,937          882,326
                                                                                    -----------      -----------
                Total Liabilities and Stockholders' Equity ....................     $ 2,598,575      $ 2,629,973
                                                                                    ===========      ===========


    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                     Three Months    Three Months
                                                                                        Ended           Ended
                                                                                    March 31, 2003   March 31, 2002
                                                                                    --------------  ----------------
Revenues:
   Rental Income ................................................................     $ 74,451         $ 62,249
   Tenant Recoveries and Other Income ...........................................       21,961           18,694
                                                                                      --------         --------
             Total Revenues .....................................................       96,412           80,943
                                                                                      --------         --------

Expenses:
   Real Estate Taxes ............................................................       13,457           12,615
   Repairs and Maintenance ......................................................        7,235            4,350
   Property Management ..........................................................        3,850            3,126
   Utilities ....................................................................        3,001            2,107
   Insurance ....................................................................        1,051              549
   Other ........................................................................        1,894            2,050
   General and Administrative ...................................................        6,764            5,163
   Interest Expense .............................................................       23,826           19,784
   Amortization of Deferred Financing Costs .....................................          438              462
   Depreciation and Other Amortization ..........................................       19,011           16,981
   Loss on Early Retirement of Mortgage Loan Payable ............................        1,466             --
                                                                                      --------         --------
              Total Expenses ....................................................       81,993           67,187
                                                                                      --------         --------

Income from Continuing Operations Before Equity in Income of Joint
    Ventures, Income Allocated to Minority Interest and
    Gain on Sale of Real Estate .................................................       14,419           13,756
Equity in Income of Joint Ventures ..............................................          174              222
Gain on Sale of Real Estate .....................................................        3,281            5,339
Minority Interest Allocable to Continuing Operations ............................       (1,938)          (1,806)
                                                                                      --------         --------
Income from Continuing Operations ...............................................       15,936           17,511
Income from Discontinued Operations (Including Gain on Sale of Real
   Estate of $16,476 and $10,329 for the Three Months Ended March 31,
   2003 and 2002, respectively) .................................................       17,189           15,633
Minority Interest Allocable to Discontinued Operations ..........................       (2,575)          (2,371)
                                                                                      --------         --------
Net Income ......................................................................       30,550           30,773
Less:  Preferred Stock Dividends ................................................       (5,044)          (7,231)
                                                                                      --------         --------
Net Income Available to Common Stockholders .....................................     $ 25,506         $ 23,542
                                                                                      ========         ========

Income from Continuing Operations Available to Common Stockholders Per
Weighted Average Common Share Outstanding:
            Basic ...............................................................     $    .28         $    .26
                                                                                      ========         ========
            Diluted .............................................................     $    .28         $    .26
                                                                                      ========         ========

Net Income Available to Common Stockholders Per Weighted Average Common
Share Outstanding:
            Basic ...............................................................     $    .66         $    .60
                                                                                      ========         ========
            Diluted .............................................................     $    .66         $    .60
                                                                                      ========         ========


Net Income ......................................................................     $ 30,550         $ 30,773

Other Comprehensive Income:
       Mark-to-Market of Interest Rate Protection Agreements and Interest
         Rate Swap Agreements ...................................................          154            3,573
       Amortization of Interest Rate Protection Agreements ......................           47               54
                                                                                      --------         --------
Comprehensive Income ............................................................     $ 30,751         $ 34,400
                                                                                      ========         ========


    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                        Three Months Ended       Three Months Ended
                                                                          March 31, 2003           March 31, 2002
                                                                        ------------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income .......................................................     $ 30,550                       $ 30,773
   Income Allocated to Minority Interest ............................        4,513                          4,177
                                                                          --------                       --------
   Income Before Minority Interest ..................................       35,063                         34,950

   Adjustments to Reconcile Net Income to Net Cash Provided
   by Operating Activities:
       Depreciation .................................................       16,344                         16,240
       Amortization of Deferred Financing Costs .....................          438                            462
       Other Amortization ...........................................        3,970                          3,786
       Provision for Bad Debt .......................................         (600)                          --
       Loss on Early Retirement of Mortgage Loan Payable ............        1,466                           --
       Equity in Income of Joint Ventures ...........................         (174)                          (222)
       Distributions from Joint Ventures ............................          174                            181
       Gain on Sale of Real Estate ..................................      (19,757)                       (15,668)
       Increase in Tenant Accounts Receivable and Prepaid
         Expenses and Other Assets, Net .............................       (7,648)                        (2,860)
       Increase in Deferred Rent Receivable .........................         (402)                          (704)
       Decrease in Accounts Payable and Accrued Expenses and
         Rents Received in Advance and Security Deposits ............         (251)                       (13,511)
       Decrease (Increase) in Restricted Cash .......................        2,742                             (6)
                                                                          --------                       --------
            Net Cash Provided by Operating Activities ...............       31,365                         22,648
                                                                          --------                       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of and Additions to Investment in Real Estate ..........      (36,776)                       (66,881)
   Net Proceeds from Sales of Investment in Real Estate .............       60,599                         60,332
   Contributions to and Investments in Joint Ventures ...............         (459)                        (2,176)
   Distributions from Joint Ventures ................................          356                           --
   Repayment of Mortgage Loans Receivable ...........................       40,188                         13,036
   Increase in Restricted Cash ......................................      (35,494)                       (37,798)
                                                                          --------                       --------
            Net Cash Provided by (Used in) Investing Activities .....       28,414                        (33,487)
                                                                          --------                       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Proceeds from the Issuance of Common Stock ...................          727                         10,062
   Repurchase of Restricted Stock ...................................       (1,591)                        (1,679)
   Purchase of Treasury Shares ......................................         (997)                          --
   Purchase of U.S. Government Securities ...........................         --                             (750)
   Proceeds from Maturity of U.S. Government Securities .............       15,832                           --
   Dividends/Distributions ..........................................      (31,106)                       (31,196)
   Preferred Stock Dividends ........................................       (5,044)                          --
   Repayments on Mortgage Loans Payable .............................      (37,711)                          (523)
   Proceeds from Unsecured Lines of Credit ..........................       61,900                         83,500
   Repayments on Unsecured Lines of Credit ..........................      (58,600)                       (46,500)
                                                                          --------                       --------
            Net Cash (Used in) Provided by Financing Activities .....      (56,590)                        12,914
                                                                          --------                       --------
Net Increase in Cash and Cash Equivalents ...........................        3,189                          2,075
Cash and Cash Equivalents, Beginning of Period ......................         --                             --
                                                                          --------                       --------
Cash and Cash Equivalents, End of Period ............................     $  3,189                       $  2,075
                                                                          ========                       ========


    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.   ORGANIZATION AND FORMATION OF COMPANY

     First Industrial Realty Trust, Inc. (the "Company") was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 85.2% ownership interest at March 31, 2003. Minority interest in the Company at March 31, 2003 represents the approximate 14.8% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

     As of March 31, 2003, the Company owned 890 in-service properties located in 24 states, containing an aggregate of approximately 59.1 million square feet of gross leasable area ("GLA"). Of the 890 in-service properties owned by the Company, 745 are held by the Operating Partnership, 112 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners, 11 are held by limited liability companies of which the Operating Partnership is the sole member and 22 are held by an entity wholly-owned by the Operating Partnership. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to, three joint ventures which invest in industrial properties (the "September 1998 Joint Venture", the "September 1999 Joint Venture" and the "December 2001 Joint Venture").

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Company's 2002 Form 10-K and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2002 audited financial statements included in the Company's 2002 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

     In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2003 and December 31, 2002, and the reported amounts of revenues and expenses for each of the three months ended March 31, 2003 and 2002. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Company as of March 31, 2003 and the results of its operations and its cash flows for each of the three months ended March 31, 2003 and 2002.

Tenant Accounts Receivable, Net:

     The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of approximately $1,450 and $2,050 as of March 31, 2003 and December 31, 2002, respectively.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Employee Benefit Plans:

     Prior to January 1, 2003, the Company accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company's stock on the date of grant. Certain options issued in 2000 were issued with a strike price less than the fair value of the Company's stock on the date of grant. Compensation expense is being recognized for the intrinsic value of these options determined at the date of grant over the vesting period. On January 1, 2003, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board's ("FASB") Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"), as amended by Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". The Company is applying the fair value recognition provisions of FAS 123 prospectively to all employee option awards granted after December 31, 2002. The Company has not awarded options to employees or directors of the Company in the first quarter of 2003, therefore no stock-based employee compensation expense is included in net income available to common stockholders related to the fair value recognition provisions of FAS 123.

     The following table illustrates the pro forma effect on net income and earnings per share as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested option awards in each period presented:


                                                                                          Three Months Ended
                                                                                     ---------------------------
                                                                                      March 31,        March 31,
                                                                                        2003            2002
                                                                                     ----------      -----------
Net Income Available to Common Stockholders- as reported .......................     $   25,506      $   23,542
Add: Stock-Based Employee Compensation Expense Included in Net Income
          Available to Common Stockholders- as reported ........................             54             162
Less: Total Stock-Based Employee Compensation Expense Determined Under
          the Fair Value Method ................................................           (412)           (316)
                                                                                     ----------      ----------
Net Income Available to Common Stockholders- pro forma .........................     $   25,148      $   23,388
                                                                                     ==========      ==========
Net Income Available to Common Stockholders per Share- as reported- Basic ......     $      .66      $      .60
Net Income Available to Common Stockholders per Share- pro forma- Basic ........     $      .65      $      .60
Net Income Available to Common Stockholders per Share- as reported- Diluted ....     $      .66      $      .60
Net Income Available to Common Stockholders per Share- pro forma- Diluted ......     $      .65      $      .60


                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Discontinued Operations:

     On January 1, 2002, the Company adopted the FASB's Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of properties sold subsequent to December 31, 2001 and the results of operations from properties that are classified as held for sale at March 31, 2003 be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (b) the Company will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

Recent Accounting Pronouncements:

     In January 2003, the FASB issued Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of special purpose entities ("SPEs") to which the usual condition for consolidation described in Accounting Research Bulletin No. 51 does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. For Variable Interest Entities created before February 1, 2003, the provisions of FIN 46 are effective no later than the beginning of the first interim or annual reporting period that starts after June 15, 2003. For Variable Interest Entities created after January 31, 2003, the provisions of FIN 46 are effective immediately. FIN 46 does not have a material effect on the Company's consolidated financial position, liquidity, and results of operations.

3.   INVESTMENTS IN JOINT VENTURES

     During the three months ended March 31, 2003, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized, in the aggregate, approximately $71 in asset management fees from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively, and approximately $189 in property management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture, collectively. During the three months ended March 31,2002, the Company, through wholly owned limited liability companies in which the Operating Partnership is the sole member, recognized, in the aggregate, approximately $224 in asset management fees from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively, and approximately $243 in property management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture, collectively. During the three months ended March 31, 2003 and 2002, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $459 and $2,176, respectively, in the December 2001 Joint Venture. During the three months ended March 31, 2003, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $530 from the September 1998 Joint Venture and the December 2001 Joint Venture, collectively. During the three months ended March 31, 2002, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $181 from the

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

3.   INVESTMENTS IN JOINT VENTURES, CONTINUED

September 1998 Joint Venture and the September 1999 Joint Venture, collectively. As of March 31, 2003, the September 1998 Joint Venture owned 47 industrial properties comprising approximately 2.1 million square feet of GLA, the September 1999 Joint Venture owned one industrial property comprising approximately .1 million square feet of GLA and the December 2001 Joint Venture had economic interests in 25 industrial properties comprising approximately 4.4 million square feet of GLA. Twenty-three of the 25 properties purchased by the December 2001 Joint Venture were purchased from the Company. The Company deferred 15% of the gain resulting from these sales, which is equal to the Company's economic interest in the December 2001 Joint Venture.

4. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINE OF CREDIT

     On December 29, 1995, the Company, through an entity in which the Operating Partnership is the sole limited partner and a wholly-owned subsidiary of the Company is the general partner (the "Mortgage Partnership"), entered into a $40,200 mortgage loan (the "1995 Mortgage Loan"). On January 13, 2003, the Company, through the Mortgage Partnership, paid off and retired the 1995 Mortgage Loan. As this pay off and retirement was prior to the stated maturity date of the 1995 Mortgage Loan, the Company wrote off unamortized deferred financing costs in the amount of approximately $1,466.

     Under the terms of the 1995 Mortgage Loan, certain cash reserves were required to be set aside for payments of tenant security deposit refunds, payments of capital expenditures, interest, real estate taxes, insurance and re-leasing costs. At December 31, 2002, these reserves totaled $2,742 and were included in restricted cash. On January 13, 2003, the Company, through the Mortgage Partnership, paid off and retired the 1995 Mortgage Loan at which time such cash reserves were released to the Company.

     The following table discloses information about both of the Company's outstanding interest rate swap agreements (the "Interest Rate Swap Agreements") at March 31, 2003.


Notional Amount       Effective Date         Maturity Date           LIBOR Rate
---------------      -----------------     ------------------        ----------
    $25,000          October 5, 2001        July 5, 2003               3.0775%
    $25,000          September 5, 2002      September 5, 2003          1.8840%

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

4. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINE OF CREDIT, CONTINUED

     The following table discloses certain information regarding the Company's mortgage loans payable, senior unsecured debt and unsecured line of credit:


                                      OUTSTANDING  BALANCE AT           ACCRUED INTEREST PAYABLE AT           INTEREST RATE AT
                                     -----------------------------     -----------------------------      -----------------------
                                      MARCH 31,      DECEMBER 31,        MARCH 31,      DECEMBER 31,      MARCH 31,    MATURITY
                                        2003             2002 ,            2003           2002               2003        DATE
                                     ------------    -------------     -------------    ------------      ---------   ----------
MORTGAGE LOANS PAYABLE, NET
1995 Mortgage Loan ...............   $      --  (1)  $    37,482         $    --          $    158         7.220%           (1)
Assumed Loans ....................         5,876           6,015              --               --          9.250%       1/01/13
Acquisition Mortgage Loan IV .....         2,195           2,215               17               17         8.950%      10/01/06
Acquisition Mortgage Loan V ......         2,583(2)        2,598(2)            18               18         9.010%       9/01/06
Acquisition Mortgage Loan VIII ...         5,701           5,733               39               39         8.260%      12/01/19
Acquisition Mortgage Loan IX .....         5,913           5,946               41               41         8.260%      12/01/19

                                     -----------     -----------        ---------        ---------
Total ............................   $    22,268     $    59,989        $     115        $     273
                                     ===========     ===========        =========        =========

SENIOR UNSECURED DEBT, NET
2005 Notes .......................   $    50,000     $    50,000        $   1,246        $     383         6.900%      11/21/05
2006 Notes .......................       150,000         150,000            3,500              875         7.000%      12/01/06
2007 Notes .......................       149,978(3)      149,977(3)         4,306            1,457         7.600%       5/15/07
2011 PATS ........................        99,622(3)       99,610(3)         2,786              942         7.375%       5/15/11(4)
2017 Notes .......................        99,859(3)       99,857(3)         2,500              625         7.500%      12/01/17
2027 Notes .......................        15,052(3)       15,052(3)           407              138         7.150%       5/15/27
2028 Notes .......................       199,801(3)      199,799(3)         3,209            7,009         7.600%       7/15/28
2011 Notes .......................       199,517(3)      199,502(3)           656            4,343         7.375%       3/15/11
2012 Notes .......................       198,752(3)      198,717(3)         6,340            2,903         6.875%       4/15/12
2032 Notes .......................        49,352(3)       49,346(3)         1,787              818         7.750%       4/15/32
                                     -----------     -----------        ---------        ---------
Total ............................   $ 1,211,933     $ 1,211,860        $  26,737        $  19,493
                                     ===========     ===========        =========        =========
UNSECURED LINE OF CREDIT
2002 Unsecured Line of Credit ....   $   173,600     $   170,300        $     343        $     415         2.555%       9/30/05
                                     ===========     ===========        =========        =========


(1)  The 1995 Mortgage Loan was paid off and retired on January 13, 2003.

(2) At March 31, 2003 and December 31, 2002, the Acquisition Mortgage Loan V is net of an unamortized premium of $133 and $143, respectively.

(3)  At March 31, 2003, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028
     Notes, 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $22, $378, $141, $18, $199, $483, $1,248 and $648,
     respectively. At December 31, 2002, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $23, $390, $143, $18, $201, $498, $1,283 and
     $654, respectively.

(4) The 2011 PATS are redeemable at the option of the holder thereof, on May 15, 2004.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

4. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINE OF CREDIT, CONTINUED

     The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit for the next five years ending December 31, and thereafter:


                                                   Amount
                                                --------------
                      Remainder of 2003           $        734
                      2004                               1,044
                      2005                             224,741
                      2006                             155,374
                      2007                             151,197
                      Thereafter                       877,715
                                                  ------------
                      Total                       $  1,410,805
                                                  ============

Other Comprehensive Income:

     In conjunction with the prior issuances of senior unsecured debt, the Company entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the "Interest Rate Protection Agreements"). In the next 12 months, the Company will amortize approximately $206 into net income as an increase to interest expense.


     The following is a rollforward of the accumulated other comprehensive loss balance relating to the Company's derivative transactions:


Balance at December 31, 2002 ......................................    $(10,559)
     Mark-to-Market of Interest Rate Protection Agreements and
        Interest Rate Swap Agreements .............................         154
     Amortization of Interest Rate Protection Agreements ..........          47
                                                                       --------
Balance at March 31, 2003 .........................................    $(10,358)
                                                                       ========


5.   STOCKHOLDERS' EQUITY

Restricted Stock:

     During the three months ended March 31, 2003, the Company awarded 692,888 shares of restricted common stock to certain employees and 1,073 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $20,304 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

Non-Qualified Employee Stock Options:

     During the three months ended March 31, 2003, certain employees of the Company exercised 30,766 non-qualified employee stock options. Net proceeds to the Company were approximately $727.

Treasury Stock:

     During the three months ended March 31, 2003, the Company repurchased 37,300 shares of its common stock at a weighted average price per share of approximately $26.73.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

5.   STOCKHOLDERS' EQUITY, CONTINUED

Dividend/Distributions:

     The following table summarizes dividends/distributions declared during the three months ended March 31, 2003.


                                                    Three Months Ended March 31, 2003
                                                 ------------------------------------------
                                                 Dividend/Distribution      Total Dividend/
                                                    per Share/Unit            Distribution
                                                 ----------------------    ----------------
 Common Stock/Operating Partnership Units            $  .6850                   $  31,543

 Series C Preferred Stock                            $ 53.906                   $   1,078
 Series D Preferred Stock                            $ 49.688                   $   2,484
 Series E Preferred Stock                            $ 49.375                   $   1,482


6.   ACQUISITION AND DEVELOPMENT OF REAL ESTATE

     During the three months ended March 31, 2003, the Company acquired one industrial property comprising approximately .5 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $22,050, excluding costs incurred in conjunction with the acquisition of the industrial property and land parcels. The Company also completed the development of two industrial properties comprising approximately ..3 million square feet of GLA at an estimated cost of approximately $10.8 million.

7.   SALE OF REAL ESTATE, REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

     During the three months ended March 31, 2003, the Company sold 22 industrial properties comprising approximately 1.1 million square feet of GLA and several land parcels. One of the 22 sold industrial properties comprising approximately .1 million square feet of GLA was sold to one of the Company's industrial real estate joint ventures. Gross proceeds from the sales of the 22 industrial properties and several land parcels were approximately $66,000. The gain on sale of real estate was approximately $19,757. Twenty of the 22 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 20 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate for the two industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

     At March 31, 2003, the Company had two industrial properties comprising approximately .1 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the two industrial properties held for sale at March 31, 2003 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

     Income from discontinued operations for the three months ended March 31, 2003 reflects the results of operations and gain on sale of real estate of 20 industrial properties that were sold during the three months ended March 31, 2003 as well as the results of operations of two industrial properties held for sale at March 31, 2003. Income from discontinued operations for the three months ended March 31, 2002 reflects the results of operations of 20 industrial properties that were sold during the three months ended March 31, 2003, 86 industrial properties that were sold during the twelve months ended December 31, 2002 and two industrial properties identified as held for sale at March 31, 2003, as well as the gain on sale

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

7. SALE OF REAL ESTATE, REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS, CONTINUED

of real estate from 16 of the 86 sold industrial properties which were sold during the three months ended March 31, 2002.

     The following table discloses certain information regarding the industrial properties included in discontinued operations by the Company for the three months ended March 31, 2003 and 2002.


                                        THREE MONTHS ENDED MARCH 31,
                                        ----------------------------
                                          2003                2002
                                        --------            --------
Total Revenues                          $  1,642              10,642
Operating Expenses                          (695)             (3,352)
Depreciation and Amortization               (234)             (1,986)


Gain on Sale of Real Estate               16,476              10,329
                                        --------            --------
Income from Discontinued Operations     $ 17,189              15,633
                                        ========            ========


8.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

     Supplemental disclosure of cash flow information:


                                                                         THREE MONTHS ENDED
                                                                       -----------------------
                                                                       March 31,     March 31,
                                                                          2003         2002
                                                                       --------      --------
   Interest paid, net of capitalized interest ....................     $ 16,812      $ 15,388
                                                                       ========      ========
   Interest capitalized ..........................................     $    204      $  2,855
                                                                       ========      ========

Supplemental schedule of noncash investing and financing
activities:
   Distribution payable on common stock/units ....................     $ 31,543      $ 31,453
                                                                       ========      ========
   Distribution payable on preferred stock .......................     $   --        $  7,231
                                                                       ========      ========

Exchange of units for common shares:
    Minority interest ............................................     $    (72)     $   (322)
    Common stock .................................................         --            --
    Additional paid-in capital ...................................           72           322
                                                                       --------      --------
                                                                           --            --
                                                                       ========      ========

In conjunction with the property and land acquisitions, the
following assets and liabilities were assumed:
   Purchase of real estate .......................................     $ 22,050      $ 41,704
   Deferred Purchase Price .......................................      (10,425)         --
   Accounts payable and accrued expenses .........................         --            (348)
                                                                       --------      --------
   Acquisition of real estate ....................................     $ 11,625      $ 41,356
                                                                       ========      ========

In conjunction with certain property sales, the Company
provided seller financing:
   Notes Receivable ..............................................     $  2,970      $ 28,838
                                                                       ========      ========

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

9.   EARNINGS PER SHARE

     The computation of basic and diluted EPS is presented below:


                                                                                     Three Months Ended
                                                                           -------------------------------------
                                                                            March 31, 2003       March 31, 2002
                                                                           ----------------     ----------------
Numerator:
   Income from Continuing Operations ..............................         $       15,936      $       17,511
   Less: Preferred Stock Dividends ................................                 (5,044)             (7,231)
                                                                            --------------      --------------
   Income from Continuing Operations Available to
      Common Stockholders, Net of Minority Interest
      -For Basic and Diluted EPS ..................................                 10,892              10,280
   Discontinued Operations, Net of Minority Interest ..............                 14,614              13,262
                                                                            --------------      --------------
   Net Income Available to Common Stockholders - For
      Basic and Diluted EPS .......................................         $       25,506      $       23,542
                                                                            ==============      ==============
Denominator:
   Weighted Average Shares - Basic ................................             38,644,777          38,977,524
   Effect of Dilutive Securities:
   Employee and Director Common Stock Options .....................                 57,078             279,647
                                                                            --------------      --------------
   Weighted Average Shares- Diluted ...............................             38,701,855          39,257,171
                                                                            ==============      ==============
Basic EPS:
   Income from Continuing Operations Available to
     Common Stockholders, Net of Minority Interest ................         $          .28      $          .26
                                                                            ==============      ==============
   Discontinued Operations, Net of Minority Interest ..............         $          .38      $          .34
                                                                            ==============      ==============
   Net Income Available to Common Stockholders ....................         $          .66      $          .60
                                                                            ==============      ==============

Diluted EPS:
  Income from Continuing Operations Available to
    Common Stockholders, Net of Minority Interest .................         $          .28      $          .26
                                                                            ==============      ==============
  Discontinued Operations, Net of Minority Interest ...............         $          .38      $          .34
                                                                            ==============      ==============
  Net Income Available to Common Stockholders .....................         $          .66      $          .60
                                                                            ==============      ==============


10.  COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

10.  COMMITMENTS AND CONTINGENCIES, CONTINUED

     The Company has committed to the construction of 30 development projects totaling approximately 2.8 million square feet of GLA for an estimated investment of approximately $157.9 million. Of this amount, approximately $32.8 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Company's 2002 Unsecured Line of Credit. The Company expects to place in service 29 of the 30 development projects during the next twelve months. There can be no assurance that the Company will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

11.  SUBSEQUENT EVENTS

     From April 1, 2003 to May 2, 2003, the Company acquired 12 industrial properties for an aggregate purchase price of approximately $60,223, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold five industrial properties for approximately $17,155 of gross proceeds.

     On April 21, 2003, the Company and the Operating Partnership paid a first quarter 2003 dividend/distribution of $.6850 per common share/Unit, totaling approximately $31,543.

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

     The Company was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner with an approximate 85.2% ownership interest at March 31, 2003. Minority interest in the Company at March 31, 2003 represents the approximate 14.8% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

     As of March 31, 2003, the Company owned 890 in-service properties located in 24 states, containing an aggregate of approximately 59.1 million square feet of gross leasable area ("GLA"). Of the 890 in-service properties owned by the Company, 745 are held by the Operating Partnership, 112 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners, 11 are held by limited liability companies of which the Operating Partnership is the sole member and 22 are held by an entity wholly-owned by the Operating Partnership. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to, three joint ventures which invest in industrial properties (the "September 1998 Joint Venture", the "September 1999 Joint Venture" and the "December 2001 Joint Venture").

RESULTS OF OPERATIONS

     At March 31, 2003, the Company owned 890 in-service properties with approximately 59.1 million square feet of GLA, compared to 914 in-service properties with approximately 63.1 million square feet of GLA at March 31, 2002. During the period between April 1, 2002 and March 31, 2003, the Company acquired 76 in-service properties containing approximately 5.4 million square feet of GLA, completed development of 16 properties totaling approximately 2.7 million square feet of GLA and sold 108 in-service properties totaling approximately 9.9 million square feet of GLA, six out of service properties and several land parcels. The Company also took 11 properties out of service that are under redevelopment comprising approximately 2.5 million square feet of GLA and placed in service three properties comprising approximately .3 million square feet of GLA.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 TO THREE MONTHS ENDED MARCH 31, 2002

     Rental income and tenant recoveries and other income increased by approximately $15.5 million or 19.1% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 due primarily to an approximate $10.7 million lease termination fee received from a tenant during the three months ended March 31, 2003 and an increase in rental income and tenant recoveries and other income due to properties acquired or developed subsequent to December 31, 2001, offset by a decrease in average occupied GLA for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Rental income and tenant recoveries and other income from in-service properties owned prior to January 1, 2002 increased by approximately $8.0 million or 10.7% due primarily to an approximate $10.7 million lease termination fee received from a tenant during the three months ended March 31, 2003, partially offset by a decrease in average occupied GLA for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $5.7 million or 23.0% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This increase is due primarily to an increase in same store property expenses as discussed below and an increase in property expenses due to properties acquired subsequent to December 31, 2001. Property expenses from in-service properties owned prior to January 1, 2002 increased by approximately $2.8 million or 12.5% due primarily to an increase in repairs and maintenance expense, utilities expense and insurance expense. The increase in repairs and maintenance expense is due primarily to an increase in maintenance and related expenses to prepare the Company's properties to re-lease as well as an increase in snow removal and related expenses in certain of the Company's markets. The increase in utilities expense is due to an increase in gas and electricity expenses. The increase in insurance is due primarily to an increase in insurance premiums.

     General and administrative expense increased by approximately $1.6 million due primarily to an increase in employees and employee compensation.

     Interest expense increased by approximately $4.0 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 due primarily to a higher average debt balance outstanding for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 as well as a decrease in capitalized interest due to a decrease in development activities. The average debt balance outstanding for the three months ended March 31, 2003 and 2002 was approximately $1,438.0 million and $1,348.1 million, respectively. This was slightly offset by a decrease in the weighted average interest rate on the Company's outstanding debt for the three months ended March 31, 2003 (6.66%) as compared to the three months ended March 31, 2002 (6.69%).

     Amortization of deferred financing costs remained relatively unchanged.

     Depreciation and other amortization increased by approximately $2.0 million due primarily to additional depreciation and amortization recognized for properties acquired subsequent to December 31, 2001.

     The loss on early retirement of mortgage loans payable of approximately $1.5 million for the three months ended March 31, 2003 is comprised of the write-off of unamortized deferred financing costs related to the early pay off and retirement of the 1995 Mortgage Loan (defined hereinafter).

     Equity in income of joint ventures decreased by approximately $.1 million due primarily to the Company recognizing its proportionate share of the loss on sale of real estate of one of the Company's joint ventures as well as its proportionate share of the decrease in net income in two of the Company's joint ventures due to properties sold subsequent to December 31, 2001, partially offset by the Company recognizing its proportionate share in the increase in net income of one of the Company's joint ventures due to properties acquired subsequent to December 31, 2001.

     The $3.3 million gain on sale of real estate for the three months ended March 31, 2003 resulted from the sale of two industrial properties and several land parcels that do not meet the criteria established by the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("FAS 144") for inclusion in discontinued operations. Gross proceeds from these sales were approximately $12.4 million.

     The $5.3 million gain on sale of real estate for the three months ended March 31, 2002 resulted from the sale of six industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. Gross proceeds from these sales were approximately $40.4 million.

     Income from discontinued operations of approximately $17.2 million for the three months ended March 31, 2003 reflects the results of operations and gain on sale of real estate of 20 industrial properties that were sold during the three months ended March 31, 2003 as well as the results of operations of two industrial properties held for sale at March 31, 2003. Gross proceeds from the sales of the 20 industrial properties were approximately $53.6 million, resulting in a gain on sale of real estate of approximately $16.5 million.

     Income from discontinued operations of approximately $15.6 million for the three months ended March 31, 2002 reflects the results of operations of 20 industrial properties that were sold during the three months ended March 31, 2003, 86 industrial properties that were sold during the twelve months ended December 31, 2002 and two industrial properties identified as held for sale at March 31, 2003, as well as the gain on sale of real estate from 16 of the 86 sold industrial properties which were sold during the three months ended March 31, 2002. Gross proceeds from the sales of the 16 industrial properties were approximately $56.5 million, resulting in a gain on sale of real estate of approximately $10.3 million.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003, the Company's cash and cash equivalents was approximately $3.2 million and restricted cash was approximately $63.9 million. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Company exchanges industrial properties under Section 1031 of the Internal Revenue Code.

THREE MONTHS ENDED MARCH 31, 2003

     Net cash provided by operating activities of approximately $31.4 million for the three months ended March 31, 2003 was comprised primarily of net income before minority interest of approximately $35.1 million and adjustments for non-cash items of approximately $1.5 million, offset by the net change in operating assets and liabilities of approximately $5.2 million. The adjustments for the non-cash items of approximately $1.5 million are primarily comprised of depreciation and amortization of approximately $20.8 million and a loss on the early retirement of the 1995 Mortgage Loan (defined hereinafter) to the write-off of unamortized deferred financing costs of approximately $1.5 million, partially offset by the gain on sale of real estate of approximately $19.8 million, a decrease of the bad debt provision of approximately $.6 million and the effect of the straight-lining of rental income of approximately $.4 million.

     Net cash provided by investing activities of approximately $28.4 million for the three months ended March 31, 2003 was comprised primarily of the net proceeds from the sale of real estate, distributions from two of the Company's industrial real estate joint ventures and the repayment of mortgage loans receivable, partially offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes and contributions to and investments in one of the Company's industrial real estate joint ventures.

     Net cash used in financing activities of approximately $56.6 million for the three months ended March 31, 2003 was comprised primarily of the repayments on mortgage loans payable, the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock, the purchase of treasury shares and common and preferred stock dividends and unit distributions, partially offset by the net borrowings under the Company's $300 million unsecured line of credit (the "2002 Unsecured Line of Credit"), the net proceeds from the issuance of common stock and proceeds from the maturity of U.S. Government securities that were used as substitute collateral to execute a legal defeasance of a portion of the 1995 Mortgage Loan (defined hereinafter).

THREE MONTHS ENDED MARCH 31, 2002

     Net cash provided by operating activities of approximately $22.6 million for the three months ended March 31, 2002 was comprised primarily of net income before minority interest of approximately $34.9 million and adjustments for non-cash items of approximately $4.1 million, partially offset by the net change in operating assets and liabilities of approximately $16.4 million. The adjustments for the non-cash items of approximately $4.1 million are primarily comprised of depreciation and amortization of approximately $20.5 million, partially offset by the gain on sale of real estate of approximately $15.7 million and the effect of the straight-lining of rental income of approximately $.7 million.

     Net cash used in investing activities of approximately $33.5 million for the three months ended March 31, 2002 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes and contributions to and investments in one of the Company's industrial real estate joint ventures, partially offset by the net proceeds from the sale of real estate and the repayment of mortgage loans receivable.

     Net cash provided by financing activities of approximately $12.9 million for the three months ended March 31, 2002 was comprised primarily of net proceeds from the issuance of common stock and net borrowings under the Company's 2002 Unsecured Line of Credit, partially offset by repayments on mortgage loans payable, the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock, the purchase of U.S. Government securities used as substitute collateral to execute a legal defeasance of a portion of the 1995 Mortgage Loan (defined hereinafter) and common stock dividends and unit distributions.

INVESTMENT IN REAL ESTATE AND DEVELOPMENT OF REAL ESTATE

     During the three months ended March 31, 2003, the Company acquired one industrial property comprising approximately .5 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $22.1 million, excluding costs incurred in conjunction with the acquisition of the industrial property and land parcels. The Company also completed the development of two industrial properties comprising approximately ..3 million square feet of GLA at a cost of approximately $10.8 million.

     The Company has committed to the construction of 30 development projects totaling approximately 2.8 million square feet of GLA for an estimated investment of approximately $157.9 million. Of this amount, approximately $32.8 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Company's 2002 Unsecured Line of Credit. The Company expects to place in service 29 of the 30 development projects during the next twelve months. There can be no assurance that the Company will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

SALE OF REAL ESTATE, REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

     During the three months ended March 31, 2003, the Company sold 22 industrial properties comprising approximately 1.1 million square feet of GLA and several land parcels. One of the 22 sold industrial properties comprising approximately .1 million square feet of GLA was sold to one of the Company's industrial real estate joint ventures. Gross proceeds from the sales of the 22 industrial properties and several land parcels were approximately $66.0 million. Twenty of the 22 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 20 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate for the two industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

     At March 31, 2003, the Company had two industrial properties comprising approximately .1 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the two industrial properties held for sale at March 31, 2003 are included in discontinued operations. There can be no assurance that such properties held for sale will be sold.

     Income from discontinued operations of approximately $17.2 million for the three months ended March 31, 2003 reflects the results of operations and gain on sale of real estate of 20 industrial properties that were sold during the three months ended March 31, 2003 as well as the results of operations of two industrial properties held for sale at March 31, 2003. Income from discontinued operations of approximately $15.6 million for the three months ended March 31, 2002 reflects the results of operations of 20 industrial properties that were sold during the three months ended March 31, 2003, 86 industrial properties that were sold during the twelve months ended December 31, 2002 and two industrial properties identified as held for sale at March 31, 2003, as well as the gain on sale of real estate from 16 of the 86 sold industrial properties which were sold during the three months ended March 31, 2002. Net carrying value of the two industrial properties held for sale at March 31, 2003 is approximately $5.3 million.

INVESTMENTS IN JOINT VENTURES

     During the three months ended March 31, 2003, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized, in the aggregate, approximately $.3 million in asset management and property management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture, collectively. The Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $.5 million in the December 2001 Joint Venture. The Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $.5 million from the September 1998 Joint Venture and the December 2001 Joint Venture, collectively. As of March 31, 2003, the September 1998 Joint Venture owned 47 industrial properties comprising approximately 2.1 million square feet of GLA, the September 1999 Joint Venture owned one industrial property comprising approximately .1 million square feet of GLA and the December 2001 Joint Venture had economic interests in 25 industrial properties comprising approximately 4.4 million square feet of GLA. Twenty-three of the 25 properties purchased by the December 2001 Joint Venture were purchased from the Company. The Company deferred 15% of the gain resulting from these sales which is equal to the Company's economic interest in the December 2001 Joint Venture.

MORTGAGE LOANS PAYABLE


     On December 29, 1995, the Company, through an entity in which the Operating Partnership is the sole limited partner and a wholly-owned subsidiary of the Company is the general partner (the "Mortgage Partnership"), entered into a $40.2 million mortgage loan (the "1995 Mortgage Loan"). On January 13, 2003, the Company, through the Mortgage Partnership, paid off and retired the 1995 Mortgage Loan. As this pay off and retirement was prior to the stated maturity date of the 1995 Mortgage Loan, the Company wrote off unamortized deferred financing costs in the amount of approximately $1.5 million.

     Under the terms of the 1995 Mortgage Loan, certain cash reserves were required to be set aside for payments of tenant security deposit refunds, payments of capital expenditures, interest, real estate taxes, insurance and re-leasing costs. At December 31, 2002, these reserves totaled approximately $2.8 million and were included in restricted cash. On January 13, 2003, the Company, through the Mortgage Partnership, paid off and retired the 1995 Mortgage Loan at which time such cash reserves were released to the Company.

MARKET RISK

     The following discussion about the Company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at March 31, 2003 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

     In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

     At March 31, 2003, approximately $1,284.2 million (approximately 91.2% of total debt at March 31, 2003) of the Company's debt was fixed rate debt (included in the fixed rate debt is $50.0 million of borrowings under the Company's 2002 Unsecured Line of Credit for which the Company fixed the interest rate via interest rate swap agreements) and approximately $123.6 million (approximately 8.8% of total debt at March 31, 2003) was variable rate debt. The Company also has outstanding a written put option (the "Written Option") which was issued in conjunction with the initial offering of one tranche of senior unsecured debt. Currently, the Company does not enter into financial instruments for trading or other speculative purposes.

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

Based upon the amount of variable rate debt outstanding at March 31, 2003, a 10% increase or decrease in the interest rate on the Company's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.3 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at March 31, 2003 by approximately $50.2 million to $1,363.7 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at March 31, 2003 by approximately $54.5 million to $1,468.4 million. A 10% increase in interest rates would decrease the fair value of the Written Option at March 31, 2003 by approximately $2.6 million to $14.6 million. A 10% decrease in interest rates would increase the fair value of the Written Option at March 31, 2003 by approximately $2.8 million to $20.0 million.


ISSUANCE OF RESTRICTED STOCK AND EMPLOYEE STOCK OPTIONS

     During the three months ended March 31, 2003, the Company awarded 692,888 shares of restricted common stock to certain employees and 1,073 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $20.3 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

COMMON STOCK

     During the three months ended March 31, 2003, certain employees of the Company exercised 30,766 non-qualified employee stock options. Net proceeds to the Company were approximately $.7 million.

TREASURY STOCK

     During the three months ended March 31, 2003, the Company repurchased 37,300 shares at a weighted average price per share of approximately $26.73.

DIVIDENDS/DISTRIBUTIONS

     On January 27, 2003, the Company and the Operating Partnership paid a fourth quarter 2002 distribution of $.6850 per common share/Unit, totaling approximately $31.1 million.

     On March 31, 2003, the Company paid first quarter dividends of $53.906 per share ($.53906 per Depositary share), $49.688 per share ($.49688 per Depositary share) and $49.375 per share ($.49375 per Depositary share) on its Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, respectively, totaling, in the aggregate, approximately $5.0 million.

SUBSEQUENT EVENTS

     From April 1, 2003 to May 2, 2003, the Company acquired 12 industrial properties for an aggregate purchase price of approximately $60.2 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold five industrial properties for approximately $17.2 million of gross proceeds.

     On April 21, 2003, the Company and the Operating Partnership paid a first quarter 2003 dividend/distribution of $.6850 per common share/Unit, totaling approximately $31.5 million.

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

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional equity securities. As of March 31, 2003, $589.2 million of common stock, preferred stock and depositary shares and $250.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. As of May 2, 2003, $589.2 million of common stock, preferred stock and depositary shares and $250.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under the 2002 Unsecured Line of Credit. At March 31, 2003, borrowings under the 2002 Unsecured Line of Credit bore interest at a weighted average interest rate of 2.555%. The 2002 Unsecured Line of Credit bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Company's election. As of May 2, 2003, the Company had approximately $61.8 million available for additional borrowings under the 2002 Unsecured Line of Credit.

OTHER

     In January 2003, the FASB issued Financial Accounting Standards Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of special purpose entities ("SPEs") to which the usual condition for consolidation described in Accounting Research Bulletin No. 51 does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. For Variable Interest Entities created before February 1, 2003, the provisions of FIN 46 are effective no later than the beginning of the first interim or annual reporting period that starts after June 15, 2003. For Variable Interest Entities created after January 31, 2003, the provisions of FIN 46 are effective immediately. FIN 46 does not have a material effect on the Company's consolidated financial position, liquidity, and results of operations.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        Not Applicable.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

a) Exhibits:

        Exhibit Number      Description
        --------------      -----------

             99.1* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Report on Form 8-K:

        None.

                  * Filed herewith

================================================================================


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



                                            FIRST INDUSTRIAL REALTY TRUST, INC.


Date: May 14, 2003                          By: /s/ Scott A. Musil
                                               ---------------------------------
                                               Scott A. Musil
                                               Senior Vice President- Controller
                                               (Chief Accounting Officer)

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

Date: May 14, 2003

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

Date: May 14, 2003
                                                     /s/ Michael J. Havala
                                                     ---------------------------
                                                     Michael J. Havala
                                                     Chief Financial Officer

                                  EXHIBIT INDEX


          Exhibit Number      Description
          --------------      -----------

               99.1* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                  *Filed herewith