Form 10-Q
period 2003-06-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 2003-08-14
CIK 921825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003

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

(312) 344-4300
(Registrant’s Telephone Number, Including Area Code)

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

Number of shares of Common Stock, $.01 par value, outstanding as of August 1, 2003: 39,410,224

FIRST INDUSTRIAL REALTY TRUST, INC.
Form 10-Q
For the Period Ended June 30, 2003

INDEX

PAGE
Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	2

Consolidated Statements of Operations and Comprehensive Income for the Six
Months Ended June 30, 2003 and June 30, 2002	3

Consolidated Statements of Operations and Comprehensive Income for the Three
Months Ended June 30, 2003 and June 30, 2002	4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003
and June 30, 2002	5

Notes to Consolidated Financial Statements	6-17

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	18-27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

Part II: OTHER INFORMATION

Item 1. Legal Proceedings	29
Item 2. Changes in Securities	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	29
Item 6. Exhibits and Reports on Form 8-K	30

SIGNATURE	32

EXHIBIT INDEX	33

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Assets:
Investment in Real Estate:
Land	$428,851	$415,598
Buildings and Improvements	2,233,354	2,158,082
Furniture, Fixtures and Equipment	1,202	1,258
Construction in Progress	107,714	122,331
Less: Accumulated Depreciation	(328,327)	(308,488)

Net Investment in Real Estate	2,442,794	2,388,781

Real Estate Held for Sale, Net of Accumulated Depreciation and
Amortization of $1,064 at June 30, 2003 and $2,135 at
December 31, 2002	11,244	7,040
Cash and Cash Equivalents	5,002	—
Restricted Cash	18,689	31,118
Tenant Accounts Receivable, Net	11,190	10,578
Investments in Joint Ventures	12,276	12,545
Deferred Rent Receivable	13,777	14,277
Deferred Financing Costs, Net	10,639	12,927
Prepaid Expenses and Other Assets, Net	108,203	152,707

Total Assets	$2,633,814	$2,629,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage Loans Payable, Net	$39,024	$59,989
Senior Unsecured Debt, Net	1,212,006	1,211,860
Unsecured Line of Credit	202,600	170,300
Accounts Payable and Accrued Expenses	72,883	72,807
Rents Received in Advance and Security Deposits	28,941	29,524
Dividends Payable	31,607	31,106

Total Liabilities	1,587,061	1,575,586

Minority Interest	169,431	172,061
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized, 20,000,
50,000 and 30,000 shares of Series C, D and E Cumulative Preferred
Stock, respectively, issued and outstanding at June 30, 2003 and
December 31, 2002, having a liquidation preference of $2,500 per share ($50,000), $2,500 per share ($125,000) and $2,500 per share
($75,000), respectively)	1	1
Common Stock ($.01 par value, 10,000,000 shares authorized, 41,896,578 and 41,087,421 shares issued and 39,370,178 and 38,598,321 shares
outstanding at June 30, 2003 and December 31, 2002, respectively)	419	411
Additional Paid-in-Capital	1,147,879	1,124,622
Distributions in Excess of Accumulated Earnings	(168,302)	(158,251)
Unearned Value of Restricted Stock Grants	(21,935)	(4,307)
Accumulated Other Comprehensive Loss	(10,152)	(10,559)
Treasury Shares at Cost (2,526,400 shares at June 30, 2003 and
2,489,100 shares at December 31, 2002)	(70,588)	(69,591)

Total Stockholders’ Equity	877,322	882,326

Total Liabilities and Stockholders’ Equity	$2,633,814	$2,629,973

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2002

Revenues:
Rental Income	$138,445	$123,600
Tenant Recoveries and Other Income	42,610	38,945

Total Revenues	181,055	162,545

Expenses:
Real Estate Taxes	26,411	25,498
Repairs and Maintenance	13,451	9,822
Property Management	6,744	6,213
Utilities	5,472	4,130
Insurance	2,029	1,173
Other	4,142	4,149
General and Administrative	13,987	10,023
Interest Expense	47,792	42,704
Amortization of Deferred Financing Costs	875	959
Depreciation and Other Amortization	38,468	33,991
Loss From Early Retirement of Debt	1,466	888

Total Expenses	160,837	139,550

Income from Continuing Operations Before Equity in Income of Joint
Ventures, Income Allocated to Minority Interest and
Gain on Sale of Real Estate	20,218	22,995
Equity in Income of Joint Ventures	443	576
Gain on Sale of Real Estate	6,618	10,184
Minority Interest Allocable to Continuing Operations	(2,568)	(3,024)

Income from Continuing Operations	24,711	30,731
Income from Discontinued Operations (Including Gain on Sale of Real
Estate of $32,849 and $25,311 for the Six Months Ended June 30,
2003 and 2002, respectively)	34,428	36,182
Minority Interest Allocable to Discontinued Operations	(5,116)	(5,453)

Net Income	54,023	61,460
Less: Preferred Stock Dividends	(10,088)	(13,344)

Net Income Available to Common Stockholders	$43,935	$48,116

Income from Continuing Operations Available to Common Stockholders
Per Weighted Average Common Share Outstanding:
Basic	$0.38	$0.44

Diluted	$0.37	$0.44

Net Income Available to Common Stockholders Per Weighted Average
Common Share Outstanding:
Basic	$1.13	$1.23

Diluted	$1.13	$1.22

Net Income	$54,023	$61,460
Other Comprehensive Income:
Settlement of Interest Rate Protection Agreement	—	1,772
Mark-to-Market of Interest Rate Protection Agreements and
Interest Rate Swap Agreements	311	(179)
Amortization of Interest Rate Protection Agreements	96	125

Comprehensive Income	$54,430	$63,178

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2003	June 30, 2002

Revenues:
Rental Income	$65,038	$62,619
Tenant Recoveries and Other Income	20,924	20,540

Total Revenues	85,962	83,159

Expenses:
Real Estate Taxes	13,192	13,131
Repairs and Maintenance	6,302	5,533
Property Management	2,941	3,140
Utilities	2,508	2,045
Insurance	999	635
Other	2,281	2,117
General and Administrative	7,223	4,860
Interest Expense	23,966	22,920
Amortization of Deferred Financing Costs	437	497
Depreciation and Other Amortization	19,808	17,315
Loss From Early Retirement of Debt	—	888

Total Expenses	79,657	73,081

Income from Continuing Operations Before Equity in Income of Joint
Ventures, Income Allocated to Minority Interest and
Gain on Sale of Real Estate	6,305	10,078
Equity in Income of Joint Ventures	269	354
Gain on Sale of Real Estate	3,336	4,845
Minority Interest Allocable to Continuing Operations	(706)	(1,346)

Income from Continuing Operations	9,204	13,931
Income from Discontinued Operations (Including Gain on Sale of Real
Estate of $16,374 and $14,982 for the Three Months Ended June 30,
2003 and 2002, respectively)	16,734	19,710
Minority Interest Allocable to Discontinued Operations	(2,465)	(2,954)

Net Income	23,473	30,687
Less: Preferred Stock Dividends	(5,044)	(6,113)

Net Income Available to Common Stockholders	$18,429	$24,574

Income from Continuing Operations Available to Common Stockholders
Per Weighted Average Common Share Outstanding:
Basic	$0.11	$0.20

Diluted	$0.11	$0.20

Net Income Available to Common Stockholders Per Weighted Average
Common Share Outstanding:
Basic	$0.47	$0.62

Diluted	$0.47	$0.62

Net Income	$23,473	$30,687
Other Comprehensive Income:
Settlement of Interest Rate Protection Agreement	—	1,772
Mark-to-Market of Interest Rate Protection Agreements and
Interest Rate Swap Agreements	157	(3,751)
Amortization of Interest Rate Protection Agreements	49	71

Comprehensive Income	$23,679	$28,779

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$54,023	$61,460
Income Allocated to Minority Interest	7,684	8,477

Income Before Minority Interest	61,707	69,937
Adjustments to Reconcile Net Income to Net Cash Provided
by Operating Activities:
Depreciation	33,398	32,562
Amortization of Deferred Financing Costs	875	959
Other Amortization	8,491	7,926
Provision for Bad Debt	(230)	—
Loss From Early Retirement of Debt	1,466	888
Equity in Income of Joint Ventures	(443)	(576)
Distributions from Joint Ventures	443	576
Gain on Sale of Real Estate	(39,467)	(35,495)
Increase in Tenant Accounts Receivable and Prepaid
Expenses and Other Assets, Net	(9,993)	(4,098)
Increase in Deferred Rent Receivable	(468)	(661)
Decrease in Accounts Payable and Accrued Expenses and
Rents Received in Advance and Security Deposits	(7,154)	(15,967)
Decrease (Increase) in Restricted Cash	2,742	(57)

Net Cash Provided by Operating Activities	51,367	55,994

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(162,633)	(168,063)
Net Proceeds from Sales of Investments in Real Estate	128,506	142,120
Contributions to and Investments in Joint Ventures	(1,742)	(3,104)
Distributions from Joint Ventures	1,447	179
Repayment of Mortgage Loans Receivable	40,581	18,068
Decrease (Increase) in Restricted Cash	9,687	(17,118)

Net Cash Provided by (Used in) Investing Activities	15,846	(27,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from the Issuance of Common Stock	3,000	15,749
Repurchase of Restricted Stock	(1,591)	(1,787)
Purchase of Treasury Shares	(997)	—
Purchase of U.S. Government Securities	—	(2,634)
Proceeds from Maturity of U.S. Government Securities	15,832	—
Proceeds from Senior Unsecured Debt	—	247,950
Other Proceeds from Senior Unsecured Debt	—	1,772
Repayments of Senior Unsecured Debt	—	(84,930)
Redemption of Preferred Stock	—	(100,000)
Dividends/Distributions	(62,649)	(62,648)
Preferred Stock Dividends	(10,088)	(8,300)
Repayments on Mortgage Loans Payable	(37,965)	(1,806)
Proceeds from Unsecured Lines of Credit	149,400	320,300
Repayments on Unsecured Lines of Credit	(117,100)	(346,700)
Cost of Debt Issuance and Prepayment Fees	(53)	(2,412)

Net Cash Used in Financing Activities	(62,211)	(25,446)

Net Increase in Cash and Cash Equivalents	5,002	2,630
Cash and Cash Equivalents, Beginning of Period	—	—

Cash and Cash Equivalents, End of Period	$5,002	$2,630

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1.   Organization and Formation of Company

     First Industrial Realty Trust, Inc. (the “Company”) was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner with an approximate 85.3% ownership interest at June 30, 2003. Minority interest in the Company at June 30, 2003 represents the approximate 14.7% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

     As of June 30, 2003, the Company owned 888 in-service industrial properties located in 24 states, containing an aggregate of approximately 60.4 million square feet of gross leasable area (“GLA”). Of the 888 in-service industrial properties owned by the Company, 746 are held by the Operating Partnership, 111 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners, 11 are held by limited liability companies of which the Operating Partnership is the sole member and 20 are held by an entity wholly-owned by the Operating Partnership. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to, three joint ventures which invest in industrial properties (the “September 1998 Joint Venture”, the “September 1999 Joint Venture” and the “December 2001 Joint Venture”). In May 2003, the Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, entered into a joint venture arrangement (the “May 2003 Joint Venture”) with an institutional investor to invest in industrial properties. As of June 30, 2003, the May 2003 Joint Venture did not own any industrial properties.

2.   Summary of Significant Accounting Policies

     The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Company’s 2002 Form 10-K and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2002 audited financial statements included in the Company’s 2002 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

     In order to conform with generally accepted accounting principles, management, in preparation of the Company’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2003 and December 31, 2002, and the reported amounts of revenues and expenses for each of the six and three months ended June 30, 2003 and 2002, respectively. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Company as of June 30, 2003 and the results of its operations for each of the six and three months ended June 30, 2003 and 2002, respectively, and its cash flows for each of the six months ended June 30, 2003 and 2002, respectively.

Tenant Accounts Receivable, Net:

     The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of approximately $1,820 and $2,050 as of June 30, 2003 and December 31, 2002, respectively.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

2.   Summary of Significant Accounting Policies, continued

Stock Incentive Plan:

     Prior to January 1, 2003, the Company accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company’s stock on the date of grant. Certain options issued in 2000 were issued with a strike price less than the fair value of the Company’s stock on the date of grant. Compensation expense is being recognized for the intrinsic value of these options determined at the date of grant over the vesting period. On January 1, 2003, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”), as amended by Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Company is applying the fair value recognition provisions of FAS 123 prospectively to all employee option awards granted after December 31, 2002. The Company has not awarded options to employees or directors of the Company during the six months ended June 30, 2003, therefore no stock-based employee compensation expense is included in net income available to common stockholders related to the fair value recognition provisions of FAS 123.

     The following table illustrates the pro forma effect on net income and earnings per share as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested option awards in each period presented:

	Six Months Ended		Three Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net Income Available to Common Stockholders — as reported	$43,935	$48,116	$18,429	$24,574
Add: Stock-Based Employee Compensation Expense Included in Net Income
Available to Common Stockholders — as reported	54	118	—	59
Less: Total Stock-Based Employee Compensation Expense Determined Under
the Fair Value Method	(799)	(605)	(387)	(289)

Net Income Available to Common Stockholders — pro forma	$43,190	$47,629	$18,042	$24,344

Net Income Available to Common Stockholders per Share — as reported — Basic	$1.13	$1.23	$0.47	$0.62
Net Income Available to Common Stockholders per Share — pro forma — Basic	$1.11	$1.22	$0.46	$0.62
Net Income Available to Common Stockholders per Share — as reported — Diluted	$1.13	$1.22	$0.47	$0.62
Net Income Available to Common Stockholders per Share — pro forma — Diluted	$1.11	$1.20	$0.46	$0.61

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

2.   Summary of Significant Accounting Policies, continued

Discontinued Operations:

     On January 1, 2002, the Company adopted the FASB’s Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”). FAS 144 addresses financial accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of properties sold subsequent to December 31, 2001 and the results of operations from properties that are classified as held for sale at June 30, 2003 be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (b) the Company will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

Recent Accounting Pronouncements:

     In January 2003, the FASB issued Financial Accounting Standards Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of special purpose entities (“SPEs”) to which the usual condition for consolidation described in Accounting Research Bulletin No. 51 does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. For Variable Interest Entities created before February 1, 2003, the provisions of FIN 46 are effective no later than the beginning of the first interim or annual reporting period that starts after June 15, 2003. For Variable Interest Entities created after January 31, 2003, the provisions of FIN 46 are effective immediately. The Company is currently assessing its joint venture arrangements to determine if the adoption of FIN 46 will require the Company to consolidate the assets, liabilities and results of operations of any of its joint ventures.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for certain contracts entered into or modified after June 30, 2003 and for certain hedging relationships designated after June 30, 2003. FAS 149 does not have a material effect on the Company’s consolidated financial position, liquidity, and results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective August 1, 2003 for the Company. The Company does not expect this statement to have an impact on the Company’s consolidated financial position, liquidity, and results of operations.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

2.    Summary of Significant Accounting Policies, continued

     In July 2003, the Securities and Exchange Commission (the “SEC”) issued a clarification on Emerging Issues Task Force (“EITF”) Abstract, Topic No. D 42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“EITF 42”). This clarification of EITF 42, states for the purpose of calculating the excess of (1) fair value of the consideration transferred to the holders of the preferred stock over (2) the carrying amount of the preferred stock in the balance sheet, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock. This clarification is effective in the first fiscal period ending after September 15, 2003 and requires prior periods presented to be restated. Pursuant to EITF 42, the Company expects to restate net income available to common stockholders and net income available to common stockholders per share amounts for the six months ended June 30, 2002 and for the years ended December 31, 2002 and 2001 by reducing net income available to common stockholders for the issuance costs related to the redemption of the Company’s 8.75%, $.01 par value, Series B Cumulative Preferred Stock (the “Series B Preferred Stock”) on May 14, 2002 and the redemption of the Company’s 9.5%, $.01 par value, Series A Cumulative Preferred Stock (the “Series A Preferred Stock”) on April 9, 2001. Net income available to common stockholders and net income available to common stockholders per share will be restated as follows:

		Year Ended
	Six Months Ended
	June 30,	December 31,	December 31,
	2002	2002	2001

Net Income Available to Common Stockholders
- For Basic and Diluted EPS, as reported	$48,116	$96,217	$92,363

Redemption of Series A Preferred Stock	—	—	(4,577)
Redemption of Series B Preferred Stock	(3,148)	(3,148)	—

Net Income Available to Common Stockholders
- For Basic and Diluted EPS, as restated	$44,968	$93,069	$87,786

Basic EPS:
Net Income Available to Common Stockholders, as reported	$1.23	$2.45	$2.35

Net Income Available to Common Stockholders, as restated	$1.15	$2.37	$2.24

Diluted EPS:
Net Income Available to Common Stockholders, as reported	$1.22	$2.44	$2.34

Net Income Available to Common Stockholders, as restated	$1.14	$2.36	$2.22

Reclassification:

     On January 1, 2003, the Company adopted the FASB’s Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“FAS 145”). FAS 145 rescinds FAS 4, FAS 44 and FAS 64 and amends FAS 13 to modify the accounting for sales-leaseback transactions. FAS 4 required the classification of gains and losses resulting from extinguishment of debt to be classified as extraordinary items. Pursuant to the adoption of FAS 145, the Company reclassified amounts shown as extraordinary for the six and three months ended June 30, 2002 to continuing operations.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

     3.  Investments in Joint Ventures

     During the six months ended June 30, 2003, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized, in the aggregate, approximately $302 in asset management fees from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively, and approximately $531 in property management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture, collectively. During the six months ended June 30, 2002, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized, in the aggregate, approximately $454 in asset management fees from the September 1998 Joint Venture and the September 1999 Joint Venture, collectively, and approximately $556 in property management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture, collectively. During the six months ended June 30, 2003 and 2002, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $1,742 and $3,104, respectively, in the December 2001 Joint Venture. During the six months ended June 30, 2003, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $1,890 from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture, collectively. During the six months ended June 30, 2002, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $755 from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint venture, collectively. As of June 30, 2003, the September 1998 Joint Venture owned 46 industrial properties comprising approximately 2.1 million square feet of GLA, the September 1999 Joint Venture owned one industrial property comprising approximately .1 million square feet of GLA and the December 2001 Joint Venture owned 28 industrial properties comprising approximately 4.9 million square feet of GLA. Twenty-five of the 28 properties purchased by the December 2001 Joint Venture were purchased from the Company. The Company deferred 15% of the gain resulting from these sales, which is equal to the Company’s economic interest in the December 2001 Joint Venture.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

4.   Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit

     On December 29, 1995, the Company, through an entity in which the Operating Partnership is the sole limited partner and a wholly-owned subsidiary of the Company is the general partner (the “Mortgage Partnership”), entered into a $40,200 mortgage loan (the “1995 Mortgage Loan”). On January 13, 2003, the Company, through the Mortgage Partnership, paid off and retired the 1995 Mortgage Loan. As this pay off and retirement was prior to the stated maturity date of the 1995 Mortgage Loan, the Company wrote off unamortized deferred financing costs in the amount of approximately $1,466.

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

     On May 1, 2003, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $14,157 (the “Acquisition Mortgage Loan X”). The Acquisition Mortgage Loan X is collateralized by one property in Hagerstown, Maryland, bears interest at a fixed interest rate of 8.25% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan X matures on December 1, 2010. In conjunction with the assumption of the Acquisition Mortgage Loan X, the Company recorded a premium in the amount of $2,927 which will be amortized over the remaining life of the Acquisition Mortgage Loan X as an adjustment to interest expense.

     The following table discloses information about the Company’s outstanding interest rate swap agreements (the “Interest Rate Swap Agreements”) at June 30, 2003.

Notional Amount	Effective Date	Maturity Date	LIBOR Rate

$25,000	October 5, 2001	July 5, 2003	3.0775%
$25,000	September 5, 2002	September 5, 2003	1.8840%

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

4.   Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit,
         continued

     The following table discloses certain information regarding the Company’s mortgage loans payable, senior unsecured debt and unsecured line of credit:

	Outstanding Balance at				Accrued Interest Payable at		Interest Rate at

	June 30,		December 31,		June 30,	December 31,	June 30,	Maturity
	2003		2002		2003	2002	2003	Date

Mortgage Loans Payable, Net
1995 Mortgage Loan	$—	(1)	$37,482		$—	$158	(1)	(1)
Assumed Loans	5,735		6,015		—	—	9.250%	01/01/13
Acquisition Mortgage Loan IV	2,173		2,215		16	17	8.950%	10/01/06
Acquisition Mortgage Loan V	2,565	(2)	2,598	(2)	18	18	9.010%	09/01/06
Acquisition Mortgage Loan VIII	5,669		5,733		39	39	8.260%	12/01/19
Acquisition Mortgage Loan IX	5,880		5,946		41	41	8.260%	12/01/19
Acquisition Mortgage Loan X	17,002	(2)	—		97	—	8.250%	12/01/10

Total	$39,024		$59,989		$211	$273

Senior Unsecured Debt, Net
2005 Notes	$50,000		$50,000		$383	$383	6.900%	11/21/05
2006 Notes	150,000		150,000		875	875	7.000%	12/01/06
2007 Notes	149,980	(3)	149,977	(3)	1,457	1,457	7.600%	05/15/07
2011 PATS	99,633	(3)	99,610	(3)	942	942	7.375%	05/15/11
2017 Notes	99,862	(3)	99,857	(3)	625	625	7.500%	12/01/17
2027 Notes	15,052	(3)	15,052	(3)	138	138	7.150%	05/15/27
2028 Notes	199,803	(3)	199,799	(3)	7,009	7,009	7.600%	07/15/28
2011 Notes	199,532	(3)	199,502	(3)	4,343	4,343	7.375%	03/15/11
2012 Notes	198,787	(3)	198,717	(3)	2,903	2,903	6.875%	04/15/12
2032 Notes	49,357	(3)	49,346	(3)	818	818	7.750%	04/15/32

Total	$1,212,006		$1,211,860		$19,493	$19,493

Unsecured Line of Credit
2002 Unsecured Line of Credit	$202,600		$170,300		$376	$415	2.345%	09/30/05

(1)	The 1995 Mortgage Loan was paid off and retired on January 13, 2003.

(2)	At June 30, 2003 and December 31, 2002, the Acquisition Mortgage Loan V includes an unamortized premium of $122 and $143, respectively. At June 30, 2003, the Acquisition Mortgage Loan X includes an unamortized premium of $2,864.

(3)	At June 30, 2003, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $20, $367, $138, $18, $197, $468, $1,213 and $643, respectively. At December 31, 2002, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $23, $390, $143, $18, $201, $498, $1,283 and $654, respectively.

(4)	The 2011 PATS are redeemable at the option of the holder thereof, on May 15, 2004.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

4.   Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit,
         continued

     The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2003	$555
2004	1,166
2005	253,877
2006	155,522
2007	151,357
Thereafter	891,231

Total	$1,453,708

Other Comprehensive Income:

     In conjunction with the prior issuances of senior unsecured debt, the Company entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the “Interest Rate Protection Agreements”). In the next 12 months, the Company will amortize approximately $212 into net income as an increase to interest expense.

     The following is a rollforward of the accumulated other comprehensive loss balance relating to the Company’s derivative transactions:

Balance at December 31, 2002	$(10,559)
Mark-to-Market of Interest Rate Swap Agreements	311
Amortization of Interest Rate Protection Agreements	96

Balance at June 30, 2003	$(10,152)

5.   Stockholders’ Equity

Restricted Stock:

     During the six months ended June 30, 2003, the Company awarded 692,888 shares of restricted common stock to certain employees and 2,129 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $20,335 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

Non-Qualified Employee Stock Options:

     During the six months ended June 30, 2003, certain employees of the Company exercised 122,676 non-qualified employee stock options. Net proceeds to the Company were approximately $3,000.

Treasury Stock:

     During the six months ended June 30, 2003, the Company repurchased 37,300 shares of its common stock at a weighted average price per share of approximately $26.73.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

5.   Stockholders’ Equity, continued

Dividend/Distributions:

     The following table summarizes dividends/distributions declared during the six months ended June 30, 2003.

	Six Months Ended June 30, 2003

	Dividend/Distribution	Total Dividend/
	per Share/Unit	Distribution

Common Stock/Operating Partnership Units	$1.3700	$63,150
Series C Preferred Stock	$107.8120	$2,156
Series D Preferred Stock	$99.3760	$4,968
Series E Preferred Stock	$98.7500	$2,964

6.   Acquisition and Development of Real Estate

     During the six months ended June 30, 2003, the Company acquired 27 industrial properties comprising approximately 3.8 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $132,654, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The Company also completed the development of three industrial properties comprising approximately .5 million square feet of GLA at an estimated cost of approximately $21.3 million.

7.   Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

     During the six months ended June 30, 2003, the Company sold 45 industrial properties comprising approximately 2.6 million square feet of GLA and several land parcels. Four of the 45 sold industrial properties comprising approximately .6 million square feet of GLA were sold to the December 2001 Joint Venture. Gross proceeds from the sales of the 45 industrial properties and several land parcels were approximately $144,227. The gain on sale of real estate was approximately $39,467. Forty of the 45 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 40 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate for the five industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

     At June 30, 2003, the Company had five industrial properties comprising approximately .4 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the five industrial properties held for sale at June 30, 2003 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

     Income from discontinued operations for the six months ended June 30, 2003 reflects the results of operations and gain on sale of real estate of 40 industrial properties that were sold during the six months ended June 30, 2003 as well as the results of operations of five industrial properties held for sale at June 30, 2003. Income from discontinued operations for the six months ended June 30, 2002 reflects the results of operations of 40 industrial properties that were sold during the six months ended June 30, 2003, 86 industrial properties that were sold during the twelve months ended December 31, 2002 and five industrial properties identified as held for sale at June 30, 2003, as well as the gain on sale of real estate from 34 industrial properties which were sold during the six months ended June 30, 2002.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

7.   Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations, continued

     The following table discloses certain information regarding the industrial properties included in discontinued operations by the Company for the six and three months ended June 30, 2003 and 2002.

	Six Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

Total Revenues	$3,986	$21,859	$1,025	$9,660
Operating Expenses	(1,573)	(6,859)	(416)	(3,094)
Depreciation and Amortization	(834)	(4,129)	(249)	(1,838)
Gain on Sale of Real Estate	32,849	25,311	16,374	14,982

Income from Discontinued Operations	$34,428	$36,182	$16,734	$19,710

8.   Supplemental Information to Statements of Cash Flows

     Supplemental disclosure of cash flow information:

	Six Months Ended

	June 30,	June 30,
	2003	2002

Interest paid, net of capitalized interest	$47,893	$39,846

Interest capitalized	$366	$5,204

Supplemental schedule of noncash investing and financing activities:
Distribution payable on common stock/units	$31,607	$31,607

Distribution payable on preferred stock	$—	$5,044

Exchange of units for common shares:
Minority interest	$(1,011)	$(1,628)
Common stock	1	1
Additional paid-in-capital	1,010	1,627

	$—	$—

In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:
Purchase of real estate	$132,654	$131,309
Operating partnership units	—	(633)
Deferred purchase price	(10,425)	—
Accounts payable and accrued expenses	(712)	(699)
Mortgage debt	(14,157)	(11,844)

Acquisition of real estate	$107,360	$118,133

In conjunction with certain property sales, the Company provided seller financing:
Notes receivable	$10,109	$44,036

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

9.   Earnings Per Share

     The computation of basic and diluted EPS is presented below:

	Six Months Ended		Three Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Numerator:
Income from Continuing Operations	$24,711	$30,731	$9,204	$13,931
Less: Preferred Stock Dividends	(10,088)	(13,344)	(5,044)	(6,113)

Income from Continuing Operations Available to
Common Stockholders, Net of Minority Interest
- For Basic and Diluted EPS	14,623	17,387	4,160	7,818
Discontinued Operations, Net of Minority Interest	29,312	30,729	14,269	16,756

Net Income Available to Common Stockholders
- For Basic and Diluted EPS	$43,935	$48,116	$18,429	$24,574

Denominator:
Weighted Average Shares — Basic	38,969,164	39,193,571	39,289,987	39,407,243
Effect of Dilutive Securities:
Employee and Director Common Stock Options	83,990	346,382	105,759	422,871

Weighted Average Shares — Diluted	39,053,154	39,539,953	39,395,746	39,830,114

Basic EPS:
Income from Continuing Operations Available to
Common Stockholders, Net of Minority Interest	$0.38	$0.44	$0.11	$0.20

Discontinued Operations, Net of Minority Interest	$0.75	$0.78	$0.36	$0.43

Net Income Available to Common Stockholders	$1.13	$1.23	$0.47	$0.62

Diluted EPS:
Income from Continuing Operations Available to
Common Stockholders, Net of Minority Interest	$0.37	$0.44	$0.11	$0.20

Discontinued Operations, Net of Minority Interest	$0.75	$0.78	$0.36	$0.42

Net Income Available to Common Stockholders	$1.13	$1.22	$0.47	$0.62

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

10.   Commitments and Contingencies

     In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.

     The Company has committed to the construction of 29 development projects totaling approximately 2.6 million square feet of GLA for an estimated investment of approximately $151.5 million. Of this amount, approximately $24.2 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Company’s 2002 Unsecured Line of Credit. The Company expects to place in service all of the development projects during the next twelve months. There can be no assurance that the Company will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

11.   Subsequent Events

     From July 1, 2003 to August 1, 2003, the Company acquired seven industrial properties for an aggregate purchase price of approximately $17,846, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold two industrial properties for approximately $2,834 of gross proceeds.

     On July 21, 2003, the Company and the Operating Partnership paid a second quarter 2003 dividend/distribution of $.6850 per common share/Unit, totaling approximately $31,607.

     On July 29, 2003, the Company declared third quarter 2003 dividends of $53.906 per share (equivalent to $.53906 per Depositary Share) on its 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the “Series C Preferred Stock”), $49.688 per share (equivalent to $.49688 per Depositary Share) on its 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the “Series D Preferred Stock”) and $49.375 per share (equivalent to $.49375 per Depositary Share) on its 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the “Series E Preferred Stock”) for holders of record on September 15, 2003, which is payable on September 30, 2003.

FIRST INDUSTRIAL REALTY TRUST, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition
and Results of Operations

     The following discussion and analysis of First Industrial Realty Trust, Inc.’s (the “Company”) financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of financing, interest rate levels, competition, supply and demand for industrial properties in the Company’s current and proposed market areas, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs and changes in general accounting principles, policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

     The Company was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner with an approximate 85.3% ownership interest at June 30, 2003. Minority interest in the Company at June 30, 2003 represents the approximate 14.7% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

     As of June 30, 2003, the Company owned 888 in-service properties located in 24 states, containing an aggregate of approximately 60.4 million square feet of gross leasable area (“GLA”). Of the 888 in-service industrial properties owned by the Company, 746 are held by the Operating Partnership, 111 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners, 11 are held by limited liability companies of which the Operating Partnership is the sole member and 20 are held by an entity wholly-owned by the Operating Partnership. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to, three joint ventures which invest in industrial properties (the “September 1998 Joint Venture”, the “September 1999 Joint Venture” and the “December 2001 Joint Venture”). In May 2003, the Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, entered into a joint venture arrangement (the “May 2003 Joint Venture”) with an institutional investor to invest in industrial properties. As of June 30, 2003, the May 2003 Joint Venture did not own any industrial properties.

RESULTS OF OPERATIONS

     At June 30, 2003, the Company owned 888 in-service industrial properties with approximately 60.4 million square feet of GLA, compared to 906 in-service industrial properties with approximately 63.3 million square feet of GLA at June 30, 2002. During the period between July 1, 2002 and June 30, 2003, the Company acquired 82 in-service industrial properties containing approximately 6.1 million square feet of GLA, completed development of 15 industrial properties totaling approximately 2.8 million square feet of GLA and sold 103 in-service industrial properties totaling approximately 9.1 million square feet of GLA, six out of service industrial properties and several land parcels. The Company also took 16 industrial properties out of service that are under redevelopment comprising approximately 3.1 million square feet of GLA and placed in service four industrial properties comprising approximately .4 million square feet of GLA.

Comparison of Six Months Ended June 30, 2003 to Six Months Ended June 30, 2002

     Rental income and tenant recoveries and other income increased by approximately $18.5 million or 11.4% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 due primarily to an approximate $10.7 million lease termination fee received from a tenant during the six months ended June 30, 2003 and an increase in rental income and tenant recoveries and other income due to industrial properties acquired or developed subsequent to December 31, 2001, offset by a decrease in average occupied GLA for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Rental income and tenant recoveries and other income from in-service industrial properties owned prior to January 1, 2002 increased by approximately $3.7 million or 2.6% due primarily to an approximate $10.7 million lease termination fee received from a tenant during the six months ended June 30, 2003, partially offset by a decrease in average occupied GLA for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $7.3 million or 14.2% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase is due primarily to an increase in same store property expenses as discussed below and an increase in property expenses due to properties acquired subsequent to December 31, 2001. Property expenses from in-service industrial properties owned prior to January 1, 2002 increased by approximately $2.4 million or 5.3% due primarily to an increase in repairs and maintenance expense, utilities expense and insurance expense, partially offset by a decrease in real estate tax expense. The increase in repairs and maintenance expense is due primarily to an increase in maintenance and related expenses as well as an increase in snow removal and related expenses in certain of the Company’s markets. The increase in utilities expense is due to an increase in gas and electricity expenses. The increase in insurance expense is due primarily to an increase in insurance premiums. The decrease in real estate tax expense is due to a decrease in real estate taxes in certain of the Company's markets.

     General and administrative expense increased by approximately $4.0 million due primarily to an increase in employees and employee compensation.

     Interest expense increased by approximately $5.1 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 due primarily to a higher average debt balance outstanding for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 as well as a decrease in capitalized interest due to a decrease in development activities. The average debt balance outstanding for the six months ended June 30, 2003 and 2002 was approximately $1,447.1 million and $1,392.9 million, respectively. This was slightly offset by a decrease in the weighted average interest rate on the Company’s outstanding debt for the six months ended June 30, 2003 (6.71%) as compared to the six months ended June 30, 2002 (6.85%).

     Amortization of deferred financing costs remained relatively unchanged.

     Depreciation and other amortization increased by approximately $4.5 million due primarily to additional depreciation and amortization recognized for industrial properties acquired subsequent to December 31, 2001.

     The loss on early retirement of debt of approximately $1.5 million for the six months ended June 30, 2003 is comprised of the write-off of unamortized deferred financing costs related to the early pay off and retirement of the 1995 Mortgage Loan (defined hereinafter).

     The approximate $.9 million loss on early retirement of debt for the six months ended June 30, 2002 is due to the early retirement of senior unsecured debt. The loss on early retirement of debt is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing fees and legal costs.

     Equity in income of joint ventures decreased by approximately $.1 million due primarily to the Company recognizing its proportionate share of the decrease in net income in two of the Company’s joint ventures due to properties sold subsequent to December 31, 2001, partially offset by the Company recognizing its proportionate share in the increase in net income of one of the Company’s joint ventures due to industrial properties acquired subsequent to December 31, 2001.

     The $6.6 million gain on sale of real estate for the six months ended June 30, 2003 resulted from the sale of five industrial properties and several land parcels that do not meet the criteria established by the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”) for inclusion in discontinued operations. Gross proceeds from these sales were approximately $35.6 million.

     The $10.2 million gain on sale of real estate for the six months ended June 30, 2002 resulted from the sale of 16 industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. Gross proceeds from these sales were approximately $67.8 million.

     Income from discontinued operations of approximately $34.4 million for the six months ended June 30, 2003 reflects the results of operations and gain on sale of real estate of 40 industrial properties that were sold during the six months ended June 30, 2003 as well as the results of operations of five industrial properties held for sale at June 30, 2003. Gross proceeds from the sales of the 40 industrial properties were approximately $108.6 million, resulting in a gain on sale of real estate of approximately $32.8 million.

     Income from discontinued operations of approximately $36.2 million for the six months ended June 30, 2002 reflects the results of operations of 40 industrial properties that were sold during the six months ended June 30, 2003, 86 industrial properties that were sold during the twelve months ended December 31, 2002 and five industrial properties identified as held for sale at June 30, 2003, as well as the gain on sale of real estate from 34 industrial properties which were sold during the six months ended June 30, 2002. Gross proceeds from the sales of the 34 industrial properties were approximately $127.7 million, resulting in a gain on sale of real estate of approximately $25.3 million.

Comparison of Three Months Ended June 30, 2003 to Three Months Ended June 30, 2002

     Rental income and tenant recoveries and other income increased by approximately $2.8 million or 3.4% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 due primarily to industrial properties acquired or developed subsequent to March 31, 2002, offset by a decrease in average occupied GLA for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Rental income and tenant recoveries and other income from in-service properties owned prior to April 1, 2002 decreased by approximately $3.7 million or 5.0% due primarily to a decrease in average occupied GLA for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 as well as a decrease in tenant recoveries due to a decrease in property expenses (as discussed below) for the three months ended June 30, 2003.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $1.6 million or 6.1% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase is due primarily to an increase in property expenses due to industrial properties acquired subsequent to March 31, 2002, slightly offset by a decrease in property expenses due to industrial properties sold subsequent to March 31, 2002 and a decrease in property expenses from in-service industrial properties owned prior to April 1, 2002. Property expenses from in-service industrial properties owned prior to April 1, 2002 decreased by approximately $.7 million or 2.8% due primarily to a decrease in real estate tax expense, slightly offset by an increase in insurance expense.

     General and administrative expense increased by approximately $2.4 million due primarily to an increase in employees and employee compensation.

     Interest expense increased by approximately $1.0 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 due primarily to a higher average debt balance outstanding for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 as well as a decrease in capitalized interest due to a decrease in development activities. The average debt balance outstanding for the three months ended June 30, 2003 and 2002 was approximately $1,456.1 million and $1,437.2 million, respectively. This was slightly offset by a decrease in the weighted average interest rate on the Company’s outstanding debt for the three months ended June 30, 2003 (6.72%) as compared to the three months ended June 30, 2002 (6.98%).

     Amortization of deferred financing costs remained relatively unchanged.

     Depreciation and other amortization increased by approximately $2.5 million due primarily to additional depreciation and amortization recognized for industrial properties acquired subsequent to March 31, 2002.

     The approximate $.9 million loss on early retirement of debt for the three months ended June 30, 2002 is due to the early retirement of senior unsecured debt. The loss on early retirement of debt is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing fees and legal costs.

     Equity in income of joint ventures decreased by approximately $.1 million due primarily to the Company recognizing its proportionate share of the decrease in net income in two of the Company’s joint ventures due to properties sold subsequent to December 31, 2001, partially offset by the Company recognizing its proportionate share in the increase in net income of one of the Company’s joint ventures due to properties acquired subsequent to December 31, 2001.

     The $3.3 million gain on sale of real estate for the three months ended June 30, 2003 resulted from the sale of three industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. Gross proceeds from these sales were approximately $23.2 million.

     The $4.8 million gain on sale of real estate for the three months ended June 30, 2002 resulted from the sale of 10 industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. Gross proceeds from these sales were approximately $27.4 million.

     Income from discontinued operations of approximately $16.7 million for the three months ended June 30, 2003 reflects the results of operations and gain on sale of real estate of 20 industrial properties that were sold during the three months ended June 30, 2003 as well as the results of operations of five industrial properties held for sale at June 30, 2003. Gross proceeds from the sales of the 20 industrial properties were approximately $55.0 million, resulting in a gain on sale of real estate of approximately $16.4 million.

     Income from discontinued operations of approximately $19.7 million for the three months ended June 30, 2002 reflects the results of operations of 20 industrial properties that were sold during the three months ended June 30, 2003, 86 industrial properties that were sold during the twelve months ended December 31, 2002 and five industrial properties identified as held for sale at June 30, 2003, as well as the gain on sale of real estate from 18 industrial properties which were sold during the three months ended June 30, 2002. Gross proceeds from the sales of the 18 industrial properties were approximately $71.2 million, resulting in a gain on sale of real estate of approximately $15.0 million.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003, the Company’s cash and cash equivalents was approximately $5.0 million and restricted cash was approximately $18.7 million. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Company exchanges industrial properties under Section 1031 of the Internal Revenue Code.

Six Months Ended June 30, 2003

     Net cash provided by operating activities of approximately $51.4 million for the six months ended June 30, 2003 was comprised primarily of net income before minority interest of approximately $61.7 million and adjustments for non-cash items of approximately $4.1 million, offset by the net change in operating assets and liabilities of approximately $14.4 million. The adjustments for the non-cash items of approximately $4.1 million are primarily comprised of depreciation and amortization of approximately $42.8 million and a loss on the early retirement of the 1995 Mortgage Loan (defined hereinafter) due to the write-off of unamortized deferred financing costs of approximately $1.5 million, partially offset by the gain on sale of real estate of approximately $39.5 million, a decrease of the bad debt provision of approximately $.2 million and the effect of the straight-lining of rental income of approximately $.5 million.

     Net cash provided by investing activities of approximately $15.8 million for the six months ended June 30, 2003 was comprised primarily of the net proceeds from the sale of real estate, distributions from three of the Company’s industrial real estate joint ventures, a decrease in restricted cash that was held by an intermediary for Section 1031 exchange purposes and the repayment of mortgage loans receivable, partially offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate and contributions to and investments in one of the Company’s industrial real estate joint ventures.

     Net cash used in financing activities of approximately $62.2 million for the six months ended June 30, 2003 was comprised primarily of the repayments on mortgage loans payable, the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock, the purchase of treasury shares and common and preferred stock dividends and unit distributions, partially offset by the net borrowings under the Company’s $300 million unsecured line of credit (the “2002 Unsecured Line of Credit”), the net proceeds from the exercise of stock options and proceeds from the maturity of U.S. Government securities that were used as substitute collateral to execute a legal defeasance of a portion of the 1995 Mortgage Loan (defined hereinafter).

Six Months Ended June 30, 2002

     Net cash provided by operating activities of approximately $56.0 million for the six months ended June 30, 2002 was comprised primarily of net income before minority interest of approximately $69.9 million and adjustments for non-cash items of approximately $6.2 million, offset by the net change in operating assets and liabilities of approximately $20.1 million. The adjustments for the non-cash items of approximately $6.2 million are primarily comprised of depreciation and amortization of approximately $41.4 million and a loss of approximately $.9 million from the early retirement of debt, offset by the gain on sale of real estate of approximately $35.4 million and the effect of the straight-lining of rental income of approximately $.7 million.

     Net cash used in investing activities of approximately $27.9 million for the six months ended June 30, 2002 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, an increase in restricted cash from sale proceeds deposited with an intermediary for Section 1031 exchange purposes and contributions to and investments in one of the Company's industrial real estate joint ventures, offset by the net proceeds from the sale of real estate, distributions from the Company’s industrial real estate joint ventures and the repayment of mortgage loans receivable.

     Net cash used in financing activities of approximately $25.4 million for the six months ended June 30, 2002 was comprised primarily of the redemption of the Company’s 8.75%, $.01 par value, Series B Cumulative Preferred Stock (the “Series B Preferred Stock”), the partial pay off of senior unsecured debt, repayments on mortgage loans payable, the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock, the purchase of U.S. Government securities used as substitute collateral to execute a legal defeasance of a portion of the 1995 Mortgage Loan (defined hereinafter), common and preferred stock dividends and unit distributions and net repayments under the Company’s unsecured line of credit, offset by the net proceeds from the issuance of senior unsecured debt and the net proceeds from the exercise of employee stock options.

Investment in Real Estate and Development of Real Estate

     During the six months ended June 30, 2003, the Company acquired 27 industrial properties comprising approximately 3.8 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $132.7 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The Company also completed the development of three industrial properties comprising approximately .5 million square feet of GLA at a cost of approximately $21.3 million.

     The Company has committed to the construction of 29 development projects totaling approximately 2.6 million square feet of GLA for an estimated investment of approximately $151.5 million. Of this amount, approximately $24.2 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Company’s 2002 Unsecured Line of Credit. The Company expects to place in service all of the development projects during the next twelve months. There can be no assurance that the Company will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

     During the six months ended June 30, 2003, the Company sold 45 industrial properties comprising approximately 2.6 million square feet of GLA and several land parcels. Four of the 45 sold industrial properties comprising approximately .6 million square feet of GLA were sold to the December 2001 Joint Venture. Gross proceeds from the sales of the 45 industrial properties and several land parcels were approximately $144.2 million. Forty of the 45 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 40 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate for the five industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

     At June 30, 2003, the Company had five industrial properties comprising approximately .4 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the five industrial properties held for sale at June 30, 2003 are included in discontinued operations. There can be no assurance that such properties held for sale will be sold.

     Income from discontinued operations of approximately $34.4 million for the six months ended June 30, 2003 reflects the results of operations and gain on sale of real estate of 40 industrial properties that were sold during the six months ended June 30, 2003 as well as the results of operations of five industrial properties held for sale at June 30, 2003. Income from discontinued operations of approximately $36.2 million for the six months ended June 30, 2002 reflects the results of operations of 40 industrial properties that were sold during the six months ended June 30, 2003, 86 industrial properties that were sold during the twelve months ended December 31, 2002 and five industrial properties identified as held for sale at June 30, 2003, as well as the gain on sale of real estate from 34 industrial properties which were sold during the six months ended June 30, 2002. Net carrying value of the five industrial properties held for sale at June 30, 2003 is approximately $11.2 million.

Investments in Joint Ventures

     During the six months ended June 30, 2003, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized, in the aggregate, approximately $.8 million in asset management and property management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture, collectively. The Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $1.7 million in the December 2001 Joint Venture. The Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $1.9 million from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture, collectively. As of June 30, 2003, the September 1998 Joint Venture owned 46 industrial properties comprising approximately 2.1 million square feet of

GLA, the September 1999 Joint Venture owned one industrial property comprising approximately .1 million square feet of GLA and the December 2001 Joint Venture owned 28 industrial properties comprising approximately 4.9 million square feet of GLA. Twenty-five of the 28 properties purchased by the December 2001 Joint Venture were purchased from the Company. The Company deferred 15% of the gain resulting from these sales which is equal to the Company’s economic interest in the December 2001 Joint Venture.

     In May 2003, the Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, entered into a joint venture arrangement (the “May 2003 Joint Venture”) with an institutional investor to invest in industrial properties. As of June 30, 2003, the May 2003 Joint Venture did not own any industrial properties.

Mortgage Loans Payable

     On December 29, 1995, the Company, through an entity in which the Operating Partnership is the sole limited partner and a wholly-owned subsidiary of the Company is the general partner (the “Mortgage Partnership”), entered into a $40.2 million mortgage loan (the “1995 Mortgage Loan”). On January 13, 2003, the Company, through the Mortgage Partnership, paid off and retired the 1995 Mortgage Loan. As this pay off and retirement was prior to the stated maturity date of the 1995 Mortgage Loan, the Company wrote off unamortized deferred financing costs in the amount of approximately $1.5 million.

     Under the terms of the 1995 Mortgage Loan, certain cash reserves were required to be set aside for payments of tenant security deposit refunds, payments of capital expenditures, interest, real estate taxes, insurance and re-leasing costs. At December 31, 2002, these reserves totaled approximately $2.7 million and were included in restricted cash. On January 13, 2003, the Company, through the Mortgage Partnership, paid off and retired the 1995 Mortgage Loan at which time such cash reserves were released to the Company.

     On May 1, 2003, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $14.2 million (the “Acquisition Mortgage Loan X”). The Acquisition Mortgage Loan X is collateralized by one property in Hagerstown, Maryland, bears interest at a fixed interest rate of 8.25% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan X matures on December 1, 2010. In conjunction with the assumption of the Acquisition Mortgage Loan X, the Company recorded a premium in the amount of $2.9 million which will be amortized over the remaining life of the Acquisition Mortgage Loan X as an adjustment to interest expense.

Market Risk

     The following discussion about the Company’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at June 30, 2003 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

     In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

     At June 30, 2003, approximately $1,301.0 million (approximately 89.5% of total debt at June 30, 2003) of the Company’s debt was fixed rate debt (included in the fixed rate debt is $50.0 million of borrowings under the Company’s 2002 Unsecured Line of Credit for which the Company fixed the interest rate via interest rate swap agreements) and approximately $152.6 million (approximately 10.5% of total debt at June 30, 2003) was variable rate debt. The Company also has outstanding a written put option (the “Written Option”) which was issued in conjunction with the initial offering of one tranche of senior unsecured debt. Currently, the Company does not enter into financial instruments for trading or other speculative purposes.

     For fixed rate debt, changes in interest rates generally affect the fair value of the debt, but not earnings or cash flows of the Company. Conversely, for variable rate debt, changes in the interest rate generally do not impact the fair value of the debt, but would affect the Company’s future earnings and cash flows. The interest rate risk and changes in fair market value of fixed rate debt generally do not have a significant impact on the Company until the Company is required to refinance such debt. See Note 4 to the consolidated financial statements for a discussion of the maturity dates of the Company’s various fixed rate debt.

     Based upon the amount of variable rate debt outstanding at June 30, 2003, a 10% increase or decrease in the interest rate on the Company’s variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.3 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at June 30, 2003 by approximately $48.0 million to $1,431.0 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at June 30, 2003 by approximately $51.9 million to $1,530.9 million. A 10% increase in interest rates would decrease the fair value of the Written Option at June 30, 2003 by approximately $2.3 million to $17.8 million. A 10% decrease in interest rates would increase the fair value of the Written Option at June 30, 2003 by approximately $2.5 million to $22.6 million.

Issuance of Restricted Stock and Employee Stock Options

     During the six months ended June 30, 2003, the Company awarded 692,888 shares of restricted common stock to certain employees and 2,129 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $20.3 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

Common Stock

     During the six months ended June 30, 2003, certain employees of the Company exercised 122,676 non-qualified employee stock options. Net proceeds to the Company were approximately $3.0 million.

Treasury Stock

     During the six months ended June 30, 2003, the Company repurchased 37,300 shares at a weighted average price per share of approximately $26.73.

Dividends/Distributions

     On January 27, 2003, the Company and the Operating Partnership paid a fourth quarter 2002 distribution of $.6850 per common share/Unit, totaling approximately $31.1 million. On April 21, 2003, the Company and the Operating Partnership paid a first quarter 2003 dividend/distribution of $.6850 per common share/Unit, totaling approximately $31.5 million.

     On March 31 and June 30, 2003, the Company paid first and second quarter 2003 dividends of $53.906 per share (equivalent to $.53906 per Depositary Share) on its 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the “Series C Preferred Stock”), $49.688 per share (equivalent to $.49688 per Depositary Share) on its 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the “Series D Preferred Stock”) and $49.375 per share (equivalent to $.49375 per Depositary Share) on its 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the “Series E Preferred Stock”). The preferred stock dividends paid on March 31, 2003 and June 30, 2003 totaled approximately $5.0 million, respectively.

Subsequent Events

     From July 1, 2003 to August 1, 2003, the Company acquired seven industrial properties for an aggregate purchase price of approximately $17.8 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold two industrial properties for approximately $2.8 million of gross proceeds.

     On July 21, 2003, the Company and the Operating Partnership paid a second quarter 2003 dividend/distribution of $.6850 per common share/Unit, totaling approximately $31.6 million.

     On July 29, 2003, the Company declared third quarter 2003 dividends of $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, $49.688 per share (equivalent to $.49688 per Depositary Share) on its Series D Preferred Stock and $49.375 per share (equivalent to $.49375 per Depositary Share) on its Series E Preferred Stock for holders of record on September 15, 2003 which is payable on September 30, 2003.

Short-Term and Long-Term Liquidity Needs

     The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company’s REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be met with cash flows provided by operating activities.

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional equity securities. As of June 30, 2003, $589.2 million of common stock, preferred stock and depositary shares and $250.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. As of August 1, 2003, $589.2 million of common stock, preferred stock and depositary shares and $250.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under the 2002 Unsecured Line of Credit. At June 30, 2003, borrowings under the 2002 Unsecured Line of Credit bore interest at a weighted average interest rate of 2.345%. The 2002 Unsecured Line of Credit bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Company’s election. As of August 1, 2003, the Company had approximately $45.2 million available for additional borrowings under the 2002 Unsecured Line of Credit.

Other

     In January 2003, the FASB issued Financial Accounting Standards Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of special purpose entities (“SPEs”) to which the usual condition for consolidation described in Accounting Research Bulletin No. 51 does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. For Variable Interest Entities created before February 1, 2003, the provisions of FIN 46 are effective no later than the beginning of the first interim or annual reporting period that starts after June 15, 2003. The Company is currently assessing its joint venture arrangements to determine if the adoption of FIN 46 will require the Company to consolidate the assets, liabilities and results of operations of any of its joint ventures.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for certain contracts entered into or modified after June 30, 2003 and for certain hedging relationships designated after June 30, 2003. FAS 149 does not have a material effect on the Company’s consolidated financial position, liquidity, and results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective August 1, 2003 for the Company. The Company does not expect this statement to have an impact on the Company’s consolidated financial position, liquidity, and results of operations.

     In July 2003, the Securities and Exchange Commission (the “SEC”) issued a clarification on Emerging Issues Task Force (“EITF”) Abstract, Topic No. D 42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“EITF 42”). This clarification of EITF 42, states for the purpose of calculating the excess of (1) fair value of the consideration transferred to the holders of the preferred stock over (2) the carrying amount of the preferred stock in the balance sheet, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock. This clarification is effective in the first fiscal period ending after September 15, 2003 and requires prior periods presented to be restated. Pursuant to EITF 42, the Company expects to restate net income available to common stockholders and net income available to common stockholders per share amounts for the six months ended June 30, 2002 and for the years ended December 31, 2002 and 2001 by reducing net income available to common stockholders for the issuance costs related to the redemption of the Series B Preferred Stock on May 14, 2002 and the redemption of the Company’s 9.5%, $.01 par value, Series A Cumulative Preferred Stock (the “Series A Preferred Stock”) on April 9, 2001. Net income available to common stockholders and net income available to common stockholders per share will be restated as follows:

		Year Ended
	Six Months Ended
	June 30,	December 31,	December 31,
	2002	2002	2001

Net Income Available to Common Stockholders
— For Basic and Diluted EPS, as reported	$48,116	$96,217	$92,363

Redemption of Series A Preferred Stock	—	—	(4,577)
Redemption of Series B Preferred Stock	(3,148)	(3,148)	—

Net Income Available to Common Stockholders
— For Basic and Diluted EPS, as restated	$44,968	$93,069	$87,786

Basic EPS:
Net Income Available to Common Stockholders, as reported	$1.23	$2.45	$2.35

Net Income Available to Common Stockholders, as restated	$1.15	$2.37	$2.24

Diluted EPS:
Net Income Available to Common Stockholders, as reported	$1.22	$2.44	$2.34

Net Income Available to Common Stockholders, as restated	$1.14	$2.36	$2.22

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Response to this item is included in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Item 4.   Controls and Procedures

     The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report, based on the evaluation of these controls and procedures required by Exchange Act Rules 13a-15(b) or 15d-15(b), have concluded that as of the end of such period the Company’s disclosure controls and procedures were effective.

     There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Changes in Securities

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

On May 14, 2003, First Industrial Realty Trust, Inc. (the “Company”) held its Annual Meeting of Stockholders. At the meeting, three Class III directors of the Company were elected to serve until the 2006 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The votes cast for each director were as follows:

For election of John Rau Votes for: 24,363,369 Votes withheld: 11,063,099

For election of Robert J. Slater Votes for: 25,284,142 Votes withheld: 10,142,326

For election of W. Ed Tyler Votes for: 25,286,274 Votes withheld: 10,140,194

In addition, the appointment of PricewaterhouseCoopers LLP, as independent auditors of the Company for the fiscal year ending December 31, 2003, was ratified at the meeting with 28,021,704 shares voting in favor, 7,353,285 shares voting against and 51,479 shares abstaining.

Jay H. Shidler, John L. Lesher and J. Steven Wilson continue to serve as Class I directors until their present terms expire in 2004 and their successors are duly elected. Michael W. Brennan, Michael G. Damone and Kevin W. Lynch continue to serve as Class II directors until their present terms expire in 2005 and their successors are duly elected.

Item 5.   Other Information

Not Applicable.

Item 6.   Exhibits and Report on Form 8-K

a) Exhibits:

Exhibit
Number	Description
10.1 *	First Amendment, dated as of June 26, 2003, to Second Amended and Restated Unsecured Revolving Credit Agreement among the Operating Partnership, the Company, Bank One, NA, and certain other banks.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

b) Report on Form 8-K:

Report on Form 8-K dated April 23, 2003 reporting the issuance of a press release with respect to the Company’s financial results for the fiscal quarter ended March 31, 2003.

* Filed herewith

     The Company maintains a website at www.firstindustrial.com. Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available without charge on the Company’s website as soon as reasonably practicable after such reports are filed or furnished with the SEC. In addition, the Company has prepared supplemental financial and operating information which is available without charge on the Company’s website or upon request to the Company. Please direct requests as follows:

First Industrial Realty Trust, Inc.
311 S. Wacker, Suite 4000
Chicago, IL 60606
Attention: Investor Relations

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.

Date: August 11, 2003	By: /s/ Scott A. Musil
Scott A. Musil
Senior Vice President — Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1 *	First Amendment, dated as of June 26, 2003, to Second Amended and Restated Unsecured Revolving Credit Agreement among the Operating Partnership, the Company, Bank One, NA, and certain other banks.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

* Filed herewith