Form 10-Q
period 2003-09-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 2003-11-14
CIK 921825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003

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

Number of shares of Common Stock, $.01 par value, outstanding as of November 7, 2003: 39,572,952

FIRST INDUSTRIAL REALTY TRUST, INC.
Form 10-Q
For the Period Ended September 30, 2003

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Assets:
Investment in Real Estate:
Land	$426,898	$415,598
Buildings and Improvements	2,184,357	2,158,082
Furniture, Fixtures and Equipment	1,202	1,258
Construction in Progress	113,894	122,331
Less: Accumulated Depreciation	(337,342)	(308,488)

Net Investment in Real Estate	2,389,009	2,388,781

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $491 at September 30, 2003 and $2,135 at December 31, 2002	7,157	7,040
Cash and Cash Equivalents	7,130	—
Restricted Cash	66,640	31,118
Tenant Accounts Receivable, Net	10,934	10,578
Investments in Joint Ventures	13,378	12,545
Deferred Rent Receivable	13,276	14,277
Deferred Financing Costs, Net	10,197	12,927
Prepaid Expenses and Other Assets, Net	123,494	152,707

Total Assets	$2,641,215	$2,629,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage Loans Payable, Net	$46,175	$59,989
Senior Unsecured Debt, Net	1,212,079	1,211,860
Unsecured Line of Credit	188,600	170,300
Accounts Payable and Accrued Expenses	84,993	72,807
Rents Received in Advance and Security Deposits	29,043	29,524
Dividends Payable	31,661	31,106

Total Liabilities	1,592,551	1,575,586

Minority Interest	168,943	172,061
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized, 20,000, 50,000 and 30,000 shares of Series C, D and E Cumulative Preferred Stock, respectively, issued and outstanding at September 30, 2003 and December 31, 2002, having a liquidation preference of $2,500 per share ($50,000), $2,500 per share ($125,000) and $2,500 per share ($75,000), respectively)	1	1
Common Stock ($.01 par value, 100,000,000 shares authorized, 41,985,533 and 41,087,421 shares issued and 39,459,133 and 38,598,321 shares outstanding at September 30, 2003 and December 31, 2002, respectively)	420	411
Additional Paid-in-Capital	1,150,190	1,124,622
Distributions in Excess of Accumulated Earnings	(169,683)	(158,251)
Unearned Value of Restricted Stock Grants	(20,563)	(4,307)
Accumulated Other Comprehensive Loss	(10,056)	(10,559)
Treasury Shares at Cost (2,526,400 shares at September 30, 2003 and 2,489,100 shares at December 31, 2002)	(70,588)	(69,591)

Total Stockholders’ Equity	879,721	882,326

Total Liabilities and Stockholders’ Equity	$2,641,215	$2,629,973

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2003	September 30, 2002

Revenues:
Rental Income	$198,966	$180,391
Tenant Recoveries and Other Income	63,552	58,642

Total Revenues	262,518	239,033

Expenses:
Real Estate Taxes	39,216	37,028
Repairs and Maintenance	19,015	14,835
Property Management	9,529	8,676
Utilities	7,756	6,136
Insurance	2,992	1,771
Other	6,276	6,248
General and Administrative	20,512	13,782
Interest Expense	71,717	66,514
Amortization of Deferred Financing Costs	1,319	1,464
Depreciation and Other Amortization	58,046	50,327
Loss From Early Retirement of Debt	1,466	888

Total Expenses	237,844	207,669

Income from Continuing Operations Before Equity in Income of Joint Ventures, Income Allocated to Minority Interest and Gain on Sale of Real Estate	24,674	31,364
Equity in Income of Joint Ventures	705	1,135
Minority Interest Allocable to Continuing Operations	(3,187)	(4,249)

Income from Continuing Operations	22,192	28,250
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $54,686 and $32,206 for the Nine Months Ended September 30, 2003 and 2002, respectively)	60,164	51,334
Minority Interest Allocable to Discontinued Operations	(8,898)	(7,695)

Income Before Gain on Sale of Real Estate	73,458	71,889
Gain on Sale of Real Estate	11,259	18,360

Net Income	84,717	90,249
Less: Preferred Stock Dividends	(15,132)	(18,388)
Less: Redemption of Series B Preferred Stock	—	(3,707)

Net Income Available to Common Stockholders	$69,585	$68,154

Income from Continuing Operations Available to Common Stockholders Per Weighted Average Common Share Outstanding:
Basic	$0.47	$0.62

Diluted	$0.47	$0.62

Net Income Available to Common Stockholders Per Weighted Average Common Share Outstanding:
Basic	$1.78	$1.73

Diluted	$1.77	$1.72

Net Income	$84,717	$90,249
Other Comprehensive Income:
Settlement of Interest Rate Protection Agreement	—	1,772
Mark-to-Market of Interest Rate Protection Agreements and Interest Rate Swap Agreements	357	(259)
Amortization of Interest Rate Protection Agreements	146	130

Comprehensive Income	$85,220	$91,892

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2003	September 30, 2002

Revenues:
Rental Income	$64,663	$60,679
Tenant Recoveries and Other Income	21,897	20,825

Total Revenues	86,560	81,504

Expenses:
Real Estate Taxes	13,416	12,169
Repairs and Maintenance	5,853	5,416
Property Management	2,972	2,649
Utilities	2,458	2,164
Insurance	1,040	633
Other	2,193	2,238
General and Administrative	6,525	3,759
Interest Expense	23,925	23,810
Amortization of Deferred Financing Costs	444	505
Depreciation and Other Amortization	20,720	17,319

Total Expenses	79,546	70,662

Income from Continuing Operations Before Equity in Income of Joint Ventures, Income Allocated to Minority Interest and Gain on Sale of Real Estate	7,014	10,842
Equity in Income of Joint Ventures	262	559
Minority Interest Allocable to Continuing Operations	(999)	(2,156)

Income from Continuing Operations	6,277	9,245
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $21,837 and $6,895 for the Three Months Ended September 30, 2003 and 2002, respectively)	23,178	12,679
Minority Interest Allocable to Discontinued Operations	(3,402)	(1,870)

Income Before Gain on Sale of Real Estate	26,053	20,054
Gain on Sale of Real Estate	4,641	8,176

Net Income	30,694	28,230
Less: Preferred Stock Dividends	(5,044)	(5,044)

Net Income Available to Common Stockholders	$25,650	$23,186

Income from Continuing Operations Available to Common Stockholders Per Weighted Average Common Share Outstanding:
Basic	$0.15	$0.31

Diluted	$0.15	$0.31

Net Income Available to Common Stockholders Per Weighted Average Common Share Outstanding:
Basic	$0.65	$0.59

Diluted	$0.65	$0.58

Net Income	$30,694	$28,230
Other Comprehensive Income:
Mark-to-Market of Interest Rate Swap Agreements	46	(80)
Amortization of Interest Rate Protection Agreements	50	5

Comprehensive Income	$30,790	$28,155

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$84,717	$90,249
Income Allocated to Minority Interest	12,085	11,944

Net Income Before Minority Interest	96,802	102,193
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	51,389	49,217
Amortization of Deferred Financing Costs	1,319	1,464
Other Amortization	12,787	11,794
Provision for Bad Debt	70	—
Loss From Early Retirement of Debt	1,466	888
Equity in Income of Joint Ventures	(705)	(1,135)
Distributions from Joint Ventures	705	1,135
Gain on Sale of Real Estate	(65,945)	(50,566)
Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(21,386)	(16,114)
Increase in Deferred Rent Receivable	(996)	(1,406)
Increase in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	3,781	1,746
Decrease (Increase) in Restricted Cash	2,742	(39)

Net Cash Provided by Operating Activities	82,029	99,177

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(217,181)	(240,318)
Net Proceeds from Sales of Investments in Real Estate	249,550	248,923
Contributions to and Investments in Joint Ventures	(4,195)	(6,654)
Distributions from Joint Ventures	2,199	744
Repayment of Mortgage Loans Receivable	44,330	18,993
Increase in Restricted Cash	(38,264)	(3,806)

Net Cash Provided by Investing Activities	36,439	17,882

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from the Issuance of Common Stock	5,031	15,895
Repurchase of Restricted Stock	(1,829)	(1,796)
Purchase of Treasury Shares	(997)	—
Purchase of U.S. Government Securities	—	(2,634)
Proceeds from Maturity of U.S. Government Securities	15,832	—
Proceeds from Senior Unsecured Debt	—	247,950
Other Proceeds from Senior Unsecured Debt	—	1,772
Repayments of Senior Unsecured Debt	—	(84,930)
Redemption of Preferred Stock	—	(100,000)
Dividends/Distributions	(94,256)	(94,256)
Preferred Stock Dividends	(15,132)	(18,388)
Repayments on Mortgage Loans Payable	(38,233)	(3,277)
Proceeds from Unsecured Lines of Credit	209,800	359,900
Repayments on Unsecured Lines of Credit	(191,500)	(432,000)
Cost of Debt Issuance and Prepayment Fees	(54)	(3,876)

Net Cash Used in Financing Activities	(111,338)	(115,640)

Net Increase in Cash and Cash Equivalents	7,130	1,419
Cash and Cash Equivalents, Beginning of Period	—	—

Cash and Cash Equivalents, End of Period	$7,130	$1,419

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1. Organization and Formation of Company

     First Industrial Realty Trust, Inc. (the “Company”) was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner with an approximate 85.4% ownership interest at September 30, 2003. Minority interest in the Company at September 30, 2003 represents the approximate 14.6% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

     As of September 30, 2003, the Company owned 847 in-service industrial properties located in 24 states, containing an aggregate of approximately 58.8 million square feet of gross leasable area (“GLA”). Of the 847 in-service industrial properties owned by the Company, 707 are held by the Operating Partnership, 111 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners, 11 are held by limited liability companies of which the Operating Partnership is the sole member and 18 are held by an entity wholly-owned by the Operating Partnership. As of September 30, 2003, the Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, owns minority equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties (the “September 1998 Joint Venture” and the “December 2001 Joint Venture”). The Company, through a wholly-owned limited liability company of which the Operating Partnership is the sole member, also owned a minority equity interest in and provided asset and property management services to a third joint venture which invested in industrial properties (the “September 1999 Joint Venture”). During the three months ended September 30, 2003, the September 1999 Joint Venture sold its remaining property. In conjunction with this final property sale, the final distribution was made to the partners. In May 2003, the Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, entered into a joint venture arrangement (the “May 2003 Joint Venture”) with an institutional investor to invest in industrial properties. As of September 30, 2003, the May 2003 Joint Venture did not own any industrial properties.

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

     In order to conform with generally accepted accounting principles, management, in preparation of the Company’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2003 and December 31, 2002, and the reported amounts of revenues and expenses for each of the nine and three months ended September 30, 2003 and 2002, respectively. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Company as of September 30, 2003 and the results of its operations and comprehensive income for each of the nine and three months ended September 30, 2003 and 2002, respectively, and its cash flows for each of the nine months ended September 30, 2003 and 2002, respectively.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

2. Summary of Significant Accounting Policies, continued

Tenant Accounts Receivable, Net:

     The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of approximately $2,120 and $2,050 as of September 30, 2003 and December 31, 2002, respectively.

Stock Incentive Plan:

     Prior to January 1, 2003, the Company accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company’s stock on the date of grant. Certain options issued in 2000 were issued with a strike price less than the fair value of the Company’s stock on the date of grant. Compensation expense is being recognized for the intrinsic value of these options determined at the date of grant over the vesting period. On January 1, 2003, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”), as amended by Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Company is applying the fair value recognition provisions of FAS 123 prospectively to all employee option awards granted after December 31, 2002. The Company has not awarded options to employees or directors of the Company during the nine months ended September 30, 2003, therefore no stock-based employee compensation expense is included in net income available to common stockholders related to the fair value recognition provisions of FAS 123.

     The following table illustrates the pro forma effect on net income and earnings per share as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested option awards in each period presented:

	Nine Months Ended		Three Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net Income Available to Common Stockholders - as reported	$69,585	$68,154	$25,650	$23,186
Add: Stock-Based Employee Compensation Expense Included in Net Income Available to Common Stockholders, Net of Minority Interest - as reported	46	150	—	50
Less: Total Stock-Based Employee Compensation Expense, Net of Minority Interest - Determined Under the Fair Value Method	(972)	(748)	(292)	(234)

Net Income Available to Common Stockholders - pro forma	$68,659	$67,556	$25,358	$23,002

Net Income Available to Common Stockholders per Share - as reported - Basic	$1.78	$1.73	$0.65	$0.59
Net Income Available to Common Stockholders per Share - pro forma - Basic	$1.76	$1.72	$0.64	$0.58
Net Income Available to Common Stockholders per Share - as reported - Diluted	$1.77	$1.72	$0.65	$0.58
Net Income Available to Common Stockholders per Share - pro forma - Diluted	$1.75	$1.70	$0.64	$0.58

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

2. Summary of Significant Accounting Policies, continued

Discontinued Operations:

     On January 1, 2002, the Company adopted the FASB’s Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of properties sold subsequent to December 31, 2001 and the results of operations from properties that are classified as held for sale at September 30, 2003 be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (b) the Company will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

Recent Accounting Pronouncements:

     In January 2003, the FASB issued Financial Accounting Standards Interpretation No. 46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of special purpose entities (“SPEs”) to which the usual condition for consolidation described in Accounting Research Bulletin No. 51 does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. For Variable Interest Entities created before February 1, 2003, the provisions of FIN 46 are effective no later than the beginning of the first interim or annual reporting period ending after December 15, 2003. For Variable Interest Entities created after January 31, 2003, the provisions of FIN 46 were effective immediately. FIN 46 has not had a material effect on the Company’s consolidated financial position, liquidity, and results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement was effective for certain contracts entered into or modified after June 30, 2003 and for certain hedging relationships designated after June 30, 2003. FAS 149 has not had a material effect on the Company’s consolidated financial position, liquidity, and results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. FAS 150 has not had a material effect to have an impact on the Company’s consolidated financial position, liquidity, and results of operations. The FASB recently delayed the provisions of FAS 150 which apply to mandatorily redeemable non-controlling interests. The deferral of these provisions are expected to remain in effect while these interests are further evaluated by the FASB.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

2. Summary of Significant Accounting Policies, continued

Reclassification:

     On January 1, 2003, the Company adopted the FASB’s Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“FAS 145”). FAS 145 rescinds FAS 4, FAS 44 and FAS 64 and amends FAS 13 to modify the accounting for sales-leaseback transactions. FAS 4 required the classification of gains and losses resulting from extinguishment of debt to be classified as extraordinary items. Pursuant to the adoption of FAS 145, the Company reclassified amounts shown as extraordinary for the nine months ended September 30, 2002 to continuing operations.

     In July 2003, the Securities and Exchange Commission (the “SEC”) issued a clarification on Emerging Issues Task Force (“EITF”) Abstract, Topic No. D 42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“EITF 42”). This clarification of EITF 42, states for the purpose of calculating the excess of (1) fair value of the consideration transferred to the holders of the preferred stock over (2) the carrying amount of the preferred stock in the balance sheet, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock. This clarification was effective in the first fiscal period ending after June 15, 2003 and requires prior periods presented to be restated. Pursuant to EITF 42, the Company restated net income available to common stockholders and net income available to common stockholders per share amounts for the nine months ended September 30, 2002 by reducing net income available to common stockholders for the initial issuance costs related to the redemption of the Company’s 8.75%, $.01 par value, Series B Cumulative Preferred Stock (the “Series B Preferred Stock”) on May 14, 2002. Net income available to common stockholders and net income to common stockholders per share for the year ended December 31, 2002 and 2001 will be restated as follows:

	For the Year Ended
	December 31,	December 31,
	2002	2001

Net Income Available to Common Stockholders
- For Basic and Diluted EPS, as reported	$96,217	$92,363
Redemption of Series A Preferred Stock	—	(4,577)
Redemption of Series B Preferred Stock, Net of Minority Interest	(3,148)	—

Net Income Available to Common Stockholders
- For Basic and Diluted EPS, as restated	$93,069	$87,786

Basic EPS:
Net Income Available to Common Stockholders, as reported	$2.45	$2.35
Net Income Available to Common Stockholders, as restated	$2.37	$2.24
Diluted EPS:
Net Income Available to Common Stockholders, as reported	$2.44	$2.34
Net Income Available to Common Stockholders, as restated	$2.36	$2.22

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

3. Investments in Joint Ventures

     During the nine months ended September 30, 2003 and 2002, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized approximately $1,748 and $1,491, respectively, in acquisition, disposition, property management and asset management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture. During the nine months ended September 30, 2003 and 2002, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $4,053 and $6,334, respectively, in the December 2001 Joint Venture. During the nine months ended September 30, 2003 and 2002, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $2,904 and $1,879, respectively, from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture. As of September 30, 2003, the September 1998 Joint Venture owned 46 industrial properties comprising approximately 2.1 million square feet of GLA and the December 2001 Joint Venture owned 32 industrial properties comprising approximately 5.6 million square feet of GLA. During the three months ended September 30, 2003, the September 1999 Joint Venture sold its remaining property. In conjunction with this final property sale, the final distribution was made to the partners. Twenty-seven of the 32 industrial properties purchased by the December 2001 Joint Venture were purchased from the Company. The Company deferred 15% of the gain resulting from these sales, which is equal to the Company’s interest in the December 2001 Joint Venture.

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

     On September 12, 2003, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $4,269 (the “Acquisition Mortgage Loan XI”). The Acquisition Mortgage Loan XI is collateralized by one property in Downers Grove, Illinois, bears interest at a fixed rate of 7.61% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan XI matures on May 1, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XI, the Company recorded a premium in the amount of $621 which will be amortized over the remaining life of the Acquisition Mortgage Loan XI as an adjustment to interest expense.

     On September 12, 2003, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $2,325 (the “Acquisition Mortgage Loan XII”). The Acquisition Mortgage Loan XII is collateralized by one property in Indianapolis, Indiana, bears interest at a fixed rate of 7.54% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan XII matures on January 1, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XII, the Company recorded a premium in the amount of $317 which will be amortized over the remaining life of the Acquisition Mortgage Loan XII as an adjustment to interest expense.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

4. Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit, continued

     The following table discloses certain information regarding the Company’s mortgage loans payable, senior unsecured debt and unsecured line of credit:

	Outstanding Balance at				Accrued Interest Payable at		Interest Rate at

	September 30,		December 31,		September 30,	December 31,	September 30,	Maturity
	2003		2002		2003	2002	2003	Date

Mortgage Loans Payable, Net
1995 Mortgage Loan	$—	(1)	$37,482		$—	$158	(1)	(1)
Assumed Loans	5,590		6,015		—	—	9.250%	01/01/13
Acquisition Mortgage Loan IV	2,152		2,215		16	17	8.950%	10/01/06
Acquisition Mortgage Loan V	2,547	(2)	2,598	(2)	18	18	9.010%	09/01/06
Acquisition Mortgage Loan VIII	5,636		5,733		39	39	8.260%	12/01/19
Acquisition Mortgage Loan IX	5,846		5,946		40	41	8.260%	12/01/19
Acquisition Mortgage Loan X	16,881	(2)	—		97	—	8.250%	12/01/10
Acquisition Mortgage Loan XI	4,884	(2)	—		27	—	7.610%	05/01/12
Acquisition Mortgage Loan XII	2,639	(2)	—		15	—	7.540%	01/01/12

Total	$46,175		$59,989		$252	$273

Senior Unsecured Debt, Net
2005 Notes	$50,000		$50,000		$1,246	$383	6.900%	11/21/05
2006 Notes	150,000		150,000		3,500	875	7.000%	12/01/06
2007 Notes	149,981	(3)	149,977	(3)	4,307	1,457	7.600%	05/15/07
2011 PATS	99,645	(3)	99,610	(3)	2,786	942	7.375%	05/15/11	(4)
2017 Notes	99,864	(3)	99,857	(3)	2,500	625	7.500%	12/01/17
2027 Notes	15,053	(3)	15,052	(3)	407	138	7.150%	05/15/27
2028 Notes	199,805	(3)	199,799	(3)	3,209	7,009	7.600%	07/15/28
2011 Notes	199,547	(3)	199,502	(3)	655	4,343	7.375%	03/15/11
2012 Notes	198,821	(3)	198,717	(3)	6,340	2,903	6.875%	04/15/12
2032 Notes	49,363	(3)	49,346	(3)	1,787	818	7.750%	04/15/32

Total	$1,212,079		$1,211,860		$26,737	$19,493

Unsecured Line of Credit
2002 Unsecured Line of Credit	$188,600		$170,300		$313	$415	2.081%	09/30/05

(1)	The 1995 Mortgage Loan was paid off and retired on January 13, 2003.

(2)	At September 30, 2003 and December 31, 2002, the Acquisition Mortgage Loan V includes an unamortized premium of $112 and $143, respectively. At September 30, 2003, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XI and the Acquisition Mortgage Loan XII include unamortized premiums of $2,768, $615 and $314, respectively.

(3)	At September 30, 2003, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $19, $355, $136, $17, $195, $453, $1,179 and $637, respectively. At December 31, 2002, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $23, $390, $143, $18, $201, $498, $1,283 and $654, respectively.

(4)	The 2011 PATS are redeemable at the option of the holder thereof, on May 15, 2004.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

4. Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit, continued

     The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2003	$303
2004	1,233
2005	239,950
2006	155,601
2007	151,442
Thereafter	897,507

Total	$1,446,036

Other Comprehensive Income:

     In conjunction with the prior issuances of senior unsecured debt, the Company entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the “Interest Rate Protection Agreements”). In the next 12 months, the Company will amortize approximately $216 into net income as an increase to interest expense.

     The following is a rollforward of the accumulated other comprehensive loss balance relating to the Company’s derivative transactions:

Balance at December 31, 2002	$(10,559)
Mark-to-Market of Interest Rate Swap Agreements	357
Amortization of Interest Rate Protection Agreements	146

Balance at September 30, 2003	$(10,056)

5. Stockholders’ Equity

Restricted Stock:

     During the nine months ended September 30, 2003, the Company awarded 692,888 shares of restricted common stock to certain employees and 10,552 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $20,595 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

Non-Qualified Employee Stock Options:

     During the nine months ended September 30, 2003, certain employees of the Company exercised 198,781 non-qualified employee stock options. Net proceeds to the Company were approximately $5,031.

Treasury Stock:

     During the nine months ended September 30, 2003, the Company repurchased 37,300 shares of its common stock at a weighted average price per share of approximately $26.73.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

5. Stockholders’ Equity, continued

Dividend/Distributions:

     The following table summarizes dividends/distributions declared during the nine months ended September 30, 2003.

	Nine Months Ended September 30, 2003

	Dividend/Distribution	Total Dividend/
	per Share/Unit	Distribution

Common Stock/Operating Partnership Units	$2.055	$94,811
Series C Preferred Stock	$161.718	$3,234
Series D Preferred Stock	$149.064	$7,453
Series E Preferred Stock	$148.125	$4,445

6. Acquisition and Development of Real Estate

     During the nine months ended September 30, 2003, the Company acquired 38 industrial properties comprising approximately 4.7 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $162,756, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The Company also completed the development of seven industrial properties comprising approximately 1.0 million square feet of GLA at an estimated cost of approximately $46.4 million.

7. Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

     During the nine months ended September 30, 2003, the Company sold 97 industrial properties comprising approximately 5.1 million square feet of GLA and several land parcels. Six of the 97 sold industrial properties comprising approximately .7 million square feet of GLA were sold to the December 2001 Joint Venture. Gross proceeds from the sales of the 97 industrial properties and several land parcels were approximately $287,661. The gain on sale of real estate was approximately $65,945. Eighty-nine of the 97 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 89 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate for the eight industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

     At September 30, 2003, the Company had three industrial properties comprising approximately .2 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the three industrial properties held for sale at September 30, 2003 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

     Income from discontinued operations for the nine months ended September 30, 2003 reflects the results of operations and gain on sale of real estate of 89 industrial properties that were sold during the nine months ended September 30, 2003 as well as the results of operations of three industrial properties held for sale at September 30, 2003. Income from discontinued operations for the nine months ended September 30, 2002 reflects the results of operations of 89 industrial properties that were sold during the nine months ended September 30, 2003, 86 industrial properties that were sold during the twelve months ended December 31, 2002 and three industrial properties identified as held for sale at September 30, 2003, as well as the gain on sale of real estate from 47 industrial properties which were sold during the nine months ended September 30, 2002.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

7. Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations, continued

     The following table discloses certain information regarding the industrial properties included in discontinued operations by the Company for the nine and three months ended September 30, 2003 and 2002.

	Nine Months Ended September 30,		Three Months Ended September 30,

	2003	2002	2003	2002

Total Revenues	$11,999	$38,017	$2,916	$11,142
Operating Expenses	(4,085)	(11,774)	(1,115)	(3,355)
Depreciation and Amortization	(2,436)	(7,115)	(460)	(2,003)
Gain on Sale of Real Estate	54,686	32,206	21,837	6,895

Income from Discontinued Operations	$60,164	$51,334	$23,178	$12,679

8. Supplemental Information to Statements of Cash Flows

     Supplemental disclosure of cash flow information:

	Nine Months Ended

	September 30,	September 30,
	2003	2002

Interest paid, net of capitalized interest	$64,596	$56,752

Interest capitalized	$480	$6,814

Supplemental schedule of noncash investing and financing activities:
Distribution payable on common stock/units	$31,661	$31,620

Exchange of units for common shares:
Minority interest	$(1,268)	$(3,323)
Common stock	1	1
Additional paid-in-capital	1,267	3,322

	$—	$—

In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:
Purchase of real estate	$162,756	$171,559
Operating partnership units	—	(633)
Deferred purchase price	(10,425)	—
Accounts payable and accrued expenses	(1,303)	(1,366)
Mortgage debt	(20,751)	(11,844)

Acquisition of real estate	$130,277	$157,716

In conjunction with certain property sales, the Company provided seller financing:
Notes receivable	$22,409	$57,227

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

9. Earnings Per Share

     The computation of basic and diluted EPS is presented below:

	Nine Months Ended		Three Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Numerator:
Income from Continuing Operations	$22,192	$28,250	$6,277	$9,245
Gain on Sale of Real Estate	11,259	18,360	4,641	8,176
Less: Preferred Stock Dividends	(15,132)	(18,388)	(5,044)	(5,044)
Less: Redemption of Series B Preferred Stock	—	(3,707)	—	—

Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest - For Basic and Diluted EPS	18,319	24,515	5,874	12,377
Discontinued Operations, Net of Minority Interest	51,266	43,639	19,776	10,809

Net Income Available to Common Stockholders - For Basic and Diluted EPS	$69,585	$68,154	$25,650	$23,186

Denominator:
Weighted Average Shares - Basic	39,118,555	39,333,471	39,412,466	39,608,709
Effect of Dilutive Securities:
Employee and Director Common Stock Options	92,810	296,928	108,508	205,318

Weighted Average Shares - Diluted	39,211,365	39,630,399	39,520,974	39,814,027

Basic EPS:
Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest	$0.47	$0.62	$0.15	$0.31

Discontinued Operations, Net of Minority Interest	$1.31	$1.11	$0.50	$0.27

Net Income Available to Common Stockholders	$1.78	$1.73	$0.65	$0.59

Diluted EPS:
Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest	$0.47	$0.62	$0.15	$0.31

Discontinued Operations, Net of Minority Interest	$1.31	$1.10	$0.50	$0.27

Net Income Available to Common Stockholders	$1.77	$1.72	$0.65	$0.58

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

     The Company has committed to the construction of 30 development projects totaling approximately 2.9 million square feet of GLA for an estimated investment of approximately $173.5 million. Of this amount, approximately $48.8 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Company’s 2002 Unsecured Line of Credit. The Company expects to place in service all of the development projects during the next twelve months. There can be no assurance that the Company will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

11. Subsequent Events

     From October 1, 2003 to November 7, 2003, the Company acquired four industrial properties for an aggregate purchase price of approximately $14,180, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold three industrial properties for approximately $5,356 of gross proceeds.

     On October 20, 2003, the Company and the Operating Partnership paid a third quarter 2003 dividend/distribution of $.6850 per common share/Unit, totaling approximately $31,661.

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

     The Company was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner with an approximate 85.4% ownership interest at September 30, 2003. Minority interest in the Company at September 30, 2003 represents the approximate 14.6% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

     As of September 30, 2003, the Company owned 847 in-service properties located in 24 states, containing an aggregate of approximately 58.8 million square feet of gross leasable area (“GLA”). Of the 847 in-service industrial properties owned by the Company, 707 are held by the Operating Partnership, 111 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners, 11 are held by limited liability companies of which the Operating Partnership is the sole member and 18 are held by an entity wholly-owned by the Operating Partnership. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties (the “September 1998 Joint Venture” and the “December 2001 Joint Venture”). The Company, through a wholly-owned limited liability company of which the Operating Partnership is the sole member, also owned a minority equity interest in and provided asset and property management services to a third joint venture which invested in industrial properties (the “September 1999 Joint Venture”). During the three months ended September 30, 2003, the September 1999 Joint Venture sold its remaining property. In conjunction with this final property sale, the final distribution was made to the partners. In May 2003, the Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, entered into a joint venture arrangement (the “May 2003 Joint Venture”) with an institutional investor to invest in industrial properties. As of September 30, 2003, the May 2003 Joint Venture did not own any industrial properties.

RESULTS OF OPERATIONS

     At September 30, 2003, the Company owned 847 in-service industrial properties with approximately 58.8 million square feet of GLA, compared to 909 in-service industrial properties with approximately 61.6 million square feet of GLA at September 30, 2002. During the period between October 1, 2002 and September 30, 2003, the Company acquired 75 in-service industrial properties containing approximately 6.2 million square feet of GLA, completed development of 11 industrial properties totaling approximately 1.7 million square feet of GLA and sold 132 in-service industrial properties totaling approximately 8.3 million square feet of GLA, six out of service industrial properties and several land parcels. The Company also took 21 industrial properties out of service that are under redevelopment comprising approximately 2.9 million square feet of GLA and placed in service five industrial properties comprising approximately .5 million square feet of GLA.

Comparison of Nine Months Ended September 30, 2003 to Nine Months Ended September 30, 2002

     Rental income and tenant recoveries and other income increased by approximately $23.5 million or 9.8% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 due primarily to an approximate $10.7 million lease termination fee received from a tenant during the nine months ended September 30, 2003 and an increase in rental income and tenant recoveries and other income due to industrial properties acquired or developed subsequent to December 31, 2001, offset by a decrease in average occupied GLA for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Rental income and tenant recoveries and other income from in-service industrial properties owned prior to January 1, 2002 increased by approximately $.9 million or .4% due primarily to an approximate $10.7 million lease termination fee received from a tenant during the nine months ended September 30, 2003, partially offset by a decrease in average occupied GLA for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $10.1 million or 13.5% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase is due primarily to an increase in same store property expenses as discussed below and an increase in property expenses due to properties acquired subsequent to December 31, 2001. Property expenses from in-service industrial properties owned prior to January 1, 2002 increased by approximately $2.0 million or 3.0% due primarily to an increase in repairs and maintenance expense, utilities expense and insurance expense, partially offset by a decrease in real estate tax expense. The increase in repairs and maintenance expense is due primarily to an increase in maintenance and related expenses as well as an increase in snow removal and related expenses in certain of the Company’s markets. The increase in utilities expense is due to an increase in gas and electricity expenses. The increase in insurance expense is due primarily to an increase in insurance premiums. The decrease in real estate tax expense is due to a decrease in real estate taxes in certain of the Company’s markets.

     General and administrative expense increased by approximately $6.7 million due primarily to an increase in employees and employee compensation.

     Interest expense increased by approximately $5.2 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 due primarily to a higher average debt balance outstanding for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 as well as a decrease in capitalized interest due to a decrease in development activities. The average debt balance outstanding for the nine months ended September 30, 2003 and 2002 was approximately $1,454.6 million and $1,420.4 million, respectively. This was slightly offset by a decrease in the weighted average interest rate on the Company’s outstanding debt for the nine months ended September 30, 2003 (6.64%) as compared to the nine months ended September 30, 2002 (6.90%).

     Amortization of deferred financing costs remained relatively unchanged.

     Depreciation and other amortization increased by approximately $7.7 million due primarily to additional depreciation and amortization recognized for industrial properties acquired subsequent to December 31, 2001.

     The loss on early retirement of debt of approximately $1.5 million for the nine months ended September 30, 2003 is comprised of the write-off of unamortized deferred financing costs related to the early pay off and retirement of the 1995 Mortgage Loan (defined hereinafter).

     The approximate $.9 million loss on early retirement of debt for the nine months ended September 30, 2002 is due to the early retirement of senior unsecured debt. The loss on early retirement of debt is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing fees and legal costs.

     Equity in income of joint ventures decreased by approximately $.4 million due primarily to a decrease in the gain on sale of real estate and the Company recognizing its proportionate share of the decrease in net income in two of the Company’s joint ventures due to properties sold subsequent to December 31, 2001, partially offset by the Company recognizing its proportionate share in the increase in net income of one of the Company’s joint ventures due to industrial properties acquired subsequent to December 31, 2001.

     The $11.3 million gain on sale of real estate for the nine months ended September 30, 2003 resulted from the sale of eight industrial properties and several land parcels that do not meet the criteria established by the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”) for inclusion in discontinued operations. Gross proceeds from these sales were approximately $66.5 million.

     The $18.4 million gain on sale of real estate for the nine months ended September 30, 2002 resulted from the sale of 26 industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. Gross proceeds from these sales were approximately $143.6 million.

     Income from discontinued operations of approximately $60.2 million for the nine months ended September 30, 2003 reflects the results of operations and gain on sale of real estate of 89 industrial properties that were sold during the nine months ended September 30, 2003 as well as the results of operations of three industrial properties held for sale at September 30, 2003. Gross proceeds from the sales of the 89 industrial properties were approximately $221.2 million, resulting in a gain on sale of real estate of approximately $54.7 million.

     Income from discontinued operations of approximately $51.3 million for the nine months ended September 30, 2002 reflects the results of operations of 89 industrial properties that were sold during the nine months ended September 30, 2003, 86 industrial properties that were sold during the twelve months ended December 31, 2002 and three industrial properties identified as held for sale at September 30, 2003, as well as the gain on sale of real estate from 47 industrial properties which were sold during the nine months ended September 30, 2002. Gross proceeds from the sales of the 47 industrial properties were approximately $181.2 million, resulting in a gain on sale of real estate of approximately $32.2 million.

Comparison of Three Months Ended September 30, 2003 to Three Months Ended September 30, 2002

     Rental income and tenant recoveries and other income increased by approximately $5.1 million or 6.2% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 due primarily to industrial properties acquired or developed subsequent to June 30, 2002, offset by a decrease in average occupied GLA for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Rental income and tenant recoveries and other income from in-service properties owned prior to July 1, 2002 decreased by approximately $3.2 million or 4.4% due primarily to a decrease in average occupied GLA for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 as well as a decrease in tenant recoveries due to a decrease in property expenses (as discussed below) for the three months ended September 30, 2003.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $2.7 million or 10.5% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This increase is due primarily to an increase in property expenses due to industrial properties acquired subsequent to June 30, 2002, slightly offset by a decrease in property expenses due to industrial properties sold subsequent to June 30, 2002 and a decrease in property expenses from in-service industrial properties owned prior to July 1, 2002. Property expenses from in-service industrial properties owned prior to July 1, 2002 decreased by approximately $1.0 million or 4.3% due primarily to a decrease in real estate tax expense, slightly offset by an increase in insurance expense.

     General and administrative expense increased by approximately $2.8 million due primarily to an increase in employees and employee compensation.

     Interest expense increased by approximately $.1 million for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 due primarily to a decrease in capitalized interest due to a decrease in development activities for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This was slightly offset by a decrease in the weighted average interest rate on the Company’s outstanding debt for the three months ended September 30, 2003 (6.49%) as compared to the three months ended September 30, 2002 (6.84%), as well as a slight decrease in the weighted average debt balance outstanding for the three months ended September 30, 2003 ($1,469.2 million) as compared to the three months ended September 30, 2002 ($1,474.6 million).

     Amortization of deferred financing costs remained relatively unchanged.

     Depreciation and other amortization increased by approximately $3.4 million due primarily to additional depreciation and amortization recognized for industrial properties acquired subsequent to June 30, 2002.

     Equity in income of joint ventures decreased by approximately $.3 million due primarily to a decrease in the gain on sale of real estate and the Company recognizing its proportionate share of the decrease in net income in two of the Company’s joint ventures due to properties sold subsequent to June 30, 2002, partially offset by the Company recognizing its proportionate share in the increase in net income of one of the Company’s joint ventures due to properties acquired subsequent to June 30, 2002.

     The $4.6 million gain on sale of real estate for the three months ended September 30, 2003 resulted from the sale of three industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. Gross proceeds from these sales were approximately $30.9 million.

     The $8.2 million gain on sale of real estate for the three months ended September 30, 2002 resulted from the sale of 10 industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. Gross proceeds from these sales were approximately $74.7 million.

     Income from discontinued operations of approximately $23.2 million for the three months ended September 30, 2003 reflects the results of operations and gain on sale of real estate of 49 industrial properties that were sold during the three months ended September 30, 2003 as well as the results of operations of three industrial properties held for sale at September 30, 2003. Gross proceeds from the sales of the 49 industrial properties were approximately $112.5 million, resulting in a gain on sale of real estate of approximately $21.8 million.

     Income from discontinued operations of approximately $12.7 million for the three months ended September 30, 2002 reflects the results of operations of 49 industrial properties that were sold during the three months ended September 30, 2003, 86 industrial properties that were sold during the twelve months ended December 31, 2002 and three industrial properties identified as held for sale at September 30, 2003, as well as the gain on sale of real estate from 13 industrial properties which were sold during the three months ended September 30, 2002. Gross proceeds from the sales of the 13 industrial properties were approximately $53.5 million, resulting in a gain on sale of real estate of approximately $6.9 million.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2003, the Company’s cash and cash equivalents was approximately $7.1 million and restricted cash was approximately $66.6 million. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Company exchanges industrial properties under Section 1031 of the Internal Revenue Code.

Nine Months Ended September 30, 2003

     Net cash provided by operating activities of approximately $82.0 million for the nine months ended September 30, 2003 was comprised primarily of net income before minority interest of approximately $96.8 million and adjustments for non-cash items of approximately $.1 million, offset by the net change in operating assets and liabilities of approximately $14.9 million. The adjustments for the non-cash items of approximately $.1 million are primarily comprised of depreciation and amortization of approximately $65.4 million and a loss on the early retirement of the 1995 Mortgage Loan (defined hereinafter) due to the write-off of unamortized deferred financing costs of approximately $1.5 million, an increase of the bad debt provision of approximately $.1 million, substantially offset by the gain on sale of real estate of approximately $65.9 million, and the effect of the straight-lining of rental income of approximately $1.0 million.

     Net cash provided by investing activities of approximately $36.4 million for the nine months ended September 30, 2003 was comprised primarily of the net proceeds from the sale of real estate, the repayment of mortgage loans receivable and distributions from three of the Company’s industrial real estate joint ventures, partially offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, an increase in restricted cash that is held by an intermediary for Section 1031 exchange purposes and contributions to and investments in one of the Company’s industrial real estate joint ventures.

     Net cash used in financing activities of approximately $111.3 million for the nine months ended September 30, 2003 was comprised primarily of the repayments on mortgage loans payable, the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock, the purchase of treasury shares and common and preferred stock dividends and unit distributions, partially offset by the net borrowings under the Company’s $300 million unsecured line of credit (the “2002 Unsecured Line of Credit”), the net proceeds from the exercise of stock options and proceeds from the maturity of U.S. Government securities that were used as substitute collateral to execute a legal defeasance of a portion of the 1995 Mortgage Loan (defined hereinafter).

Nine Months Ended September 30, 2002

     Net cash provided by operating activities of approximately $99.2 million for the nine months ended September 30, 2002 was comprised primarily of preferred stock dividends and unit distributions, net income before minority interest of approximately $102.2 million and adjustments for non-cash items of approximately $11.4 million, offset by the net change in operating assets and liabilities of approximately $14.4 million. The adjustments for the non-cash items of approximately $11.4 million are primarily comprised of depreciation and amortization of approximately $62.5 million and a loss of approximately $.9 million from the early retirement of debt, offset by the gain on sale of real estate of approximately $50.6 million and the effect of the straight-lining of rental income of approximately $1.4 million.

     Net cash provided by investing activities of approximately $17.9 million for the nine months ended September 30, 2002 was comprised primarily of the net proceeds from the sale of real estate, distributions from the Company’s industrial real estate joint ventures and the repayment of mortgage loans receivable, offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, an increase in restricted cash from sales proceeds deposited with an intermediary for Section 1031 exchange purposes and contributions to and investments in one of the Company’s industrial real estate joint ventures.

     Net cash used in financing activities of approximately $115.6 million for the nine months ended September 30, 2002 was comprised primarily of the redemption of the Company’s 8.75%, $.01 par value, Series B Cumulative Preferred Stock (the “Series B Preferred Stock”), the partial pay off of senior unsecured debt, repayments on mortgage loans payable, the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock, the purchase of

U.S. Government securities used as substitute collateral to execute a legal defeasance of a portion of the 1995 Mortgage Loan (defined hereinafter), common and preferred stock dividends and unit distributions and net repayments under the Company’s unsecured line of credit, offset by the net proceeds from the issuance of senior unsecured debt and the net proceeds from the exercise of employee stock options.

Investment in Real Estate and Development of Real Estate

     During the nine months ended September 30, 2003, the Company acquired 38 industrial properties comprising approximately 4.7 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $162.8 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The Company also completed the development of seven industrial properties comprising approximately 1.0 million square feet of GLA at a cost of approximately $46.4 million.

     The Company has committed to the construction of 30 development projects totaling approximately 2.9 million square feet of GLA for an estimated investment of approximately $173.5 million. Of this amount, approximately $48.8 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Company’s 2002 Unsecured Line of Credit. The Company expects to place in service all of the development projects during the next twelve months. There can be no assurance that the Company will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

     During the nine months ended September 30, 2003, the Company sold 97 industrial properties comprising approximately 5.1 million square feet of GLA and several land parcels. Six of the 97 sold industrial properties comprising approximately .7 million square feet of GLA were sold to the December 2001 Joint Venture. Gross proceeds from the sales of the 97 industrial properties and several land parcels were approximately $287.7 million. Eighty-nine of the 97 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 89 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate for the eight industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

     At September 30, 2003, the Company had three industrial properties comprising approximately .2 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the three industrial properties held for sale at September 30, 2003 are included in discontinued operations. There can be no assurance that such properties held for sale will be sold.

     Income from discontinued operations of approximately $60.2 million for the nine months ended September 30, 2003 reflects the results of operations and gain on sale of real estate of 89 industrial properties that were sold during the nine months ended September 30, 2003 as well as the results of operations of three industrial properties held for sale at September 30, 2003. Income from discontinued operations of approximately $51.3 million for the nine months ended September 30, 2002 reflects the results of operations of 89 industrial properties that were sold during the nine months ended September 30, 2003, 86 industrial properties that were sold during the twelve months ended December 31, 2002 and three industrial properties identified as held for sale at September 30, 2003, as well as the gain on sale of real estate from 47 industrial properties which were sold during the nine months ended September 30, 2002. Net carrying value of the three industrial properties held for sale at September 30, 2003 is approximately $7.2 million.

Investments in Joint Ventures

     During the nine months ended September 30, 2003, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, recognized approximately $1.7 million in acquisition, disposition, property management and asset management fees from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture. During the nine months ended September 30, 2003, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $4.1 million in the December 2001 Joint Venture. During the nine months ended September 30, 2003, the Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, received distributions of approximately $2.9 million from the September 1998 Joint Venture, the September 1999 Joint Venture and the December 2001 Joint Venture. As of September 30, 2003, the September 1998 Joint Venture owned 46 industrial properties comprising approximately 2.1 million square feet of GLA and the December 2001 Joint Venture owned 32 industrial properties comprising approximately 5.6 million square feet of GLA. During the three months ended September 30, 2003, the September 1999 Joint Venture sold its remaining property. In conjunction with this final property sale, the final distribution was made to the partners. Twenty-seven of the 32 industrial properties purchased by the December 2001 Joint Venture were purchased from the Company. The Company deferred 15% of the gain resulting from these sales, which is equal to the Company’s interest in the December 2001 Joint Venture.

     In May 2003, the Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, entered into a joint venture arrangement (the “May 2003 Joint Venture) with an institutional investor to invest in industrial properties. As of September 30, 2003, the May 2003 Joint Venture did not own any industrial properties.

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

     On September 12, 2003, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $4.3 million (the “Acquisition Mortgage Loan XI”). The Acquisition Mortgage Loan XI is collateralized by one property in Downers Grove, Illinois, bears interest at a fixed rate of 7.61% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan XI matures on May 1, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XI, the Company recorded a premium in the amount of $.6 million which will be amortized over the remaining life of the Acquisition Mortgage Loan XI as an adjustment to interest expense.

     On September 12, 2003, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $2.3 million (the “Acquisition Mortgage Loan XII”). The Acquisition Mortgage Loan XII is collateralized by one property in Indianapolis, Indiana, bears interest at a fixed rate of 7.54% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan XII matures on January 1, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XII, the Company recorded a premium in the amount of $.3 million which will be amortized over the remaining life of the Acquisition Mortgage Loan XII as an adjustment to interest expense.

Market Risk

     The following discussion about the Company’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at September 30, 2003 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

     In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

     At September 30, 2003, approximately $1,258.3 million (approximately 87.0% of total debt at September 30, 2003) of the Company’s debt was fixed rate debt and approximately $188.6 million (approximately 13.0% of total debt at September 30, 2003) was variable rate debt. The Company also has outstanding a written put option (the “Written Option”) which was issued in conjunction with the initial offering of one tranche of senior unsecured debt. Currently, the Company does not enter into financial instruments for trading or other speculative purposes.

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

     Based upon the amount of variable rate debt outstanding at September 30, 2003, a 10% increase or decrease in the interest rate on the Company’s variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.4 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at September 30, 2003 by approximately $47.7 million to $1,358.9 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at September 30, 2003 by approximately $51.6 million to $1,458.2 million. A 10% increase in interest rates would decrease the fair value of the Written Option at September 30, 2003 by approximately $2.7 million to $15.0 million. A 10% decrease in interest rates would increase the fair value of the Written Option at September 30, 2003 by approximately $2.8 million to $20.5 million.

Issuance of Restricted Stock and Employee Stock Options

     During the nine months ended September 30, 2003, the Company awarded 692,888 shares of restricted common stock to certain employees and 10,552 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $20.6 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

Common Stock

     During the nine months ended September 30, 2003, certain employees of the Company exercised 198,781 non-qualified employee stock options. Net proceeds to the Company were approximately $5.0 million.

Treasury Stock

     During the nine months ended September 30, 2003, the Company repurchased 37,300 shares at a weighted average price per share of approximately $26.73.

Dividends/Distributions

     On January 27, 2003, the Company and the Operating Partnership paid a fourth quarter 2002 distribution of $.6850 per common share/Unit, totaling approximately $31.1 million. On April 21, 2003, the Company and the Operating Partnership paid a first quarter 2003 dividend/distribution of $.6850 per common share/Unit, totaling approximately $31.5 million. On July 21, 2003, the Company and the Operating Partnership paid a second quarter 2003 dividend/distribution of $.6850 per common share/Unit, totaling approximately 31.6 million.

     On March 31, 2003, June 30, 2003 and September 30, 2003, the Company paid first, second and third quarter 2003 dividends of $53.906 per share (equivalent to $.53906 per Depositary Share) on its 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the “Series C Preferred Stock”), $49.688 per share (equivalent to $.49688 per Depositary Share) on its 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the “Series D Preferred Stock”) and $49.375 per share (equivalent to $.49375 per Depositary Share) on its 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the “Series E Preferred Stock”). The preferred stock dividends paid on March 31, 2003, June 30, 2003 and September 30, 2003 totaled approximately $5.0 million per quarter.

Subsequent Events

     From October 1, 2003 to November 7, 2003, the Company acquired four industrial properties for an aggregate purchase price of approximately $14.2 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold three industrial properties for approximately $5.4 million of gross proceeds.

     On October 20, 2003, the Company and the Operating Partnership paid a third quarter 2003 dividend/distribution of $.6850 per common share/Unit, totaling approximately $31.7 million.

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

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional equity securities. As of September 30, 2003, $589.2 million of common stock, preferred stock and depositary shares and $250.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. As of November 7, 2003, $589.2 million of common stock, preferred stock and depositary shares and $250.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under the 2002 Unsecured Line of Credit. At September 30, 2003, borrowings under the 2002 Unsecured Line of Credit bore interest at a weighted average interest rate of 2.081%. The 2002 Unsecured Line of Credit bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Company’s election. As of November 7, 2003, the Company had approximately $66.0 million available for additional borrowings under the 2002 Unsecured Line of Credit.

Other

     In January 2003, the FASB issued Financial Accounting Standards Interpretation No. 46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of special purpose entities (“SPEs”) to which the usual condition for consolidation described in Accounting Research Bulletin No. 51 does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. For Variable Interest Entities created before February 1, 2003, the provisions of FIN 46 were effective no later than the beginning of the first interim or annual reporting period ending after December 15, 2003. FIN 46 has not had a material effect on the Company’s consolidated financial position, liquidity and results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement was effective for certain contracts entered into or modified after June 30, 2003 and for certain hedging relationships designated after June 30, 2003. FAS 149 has not had a material effect on the Company’s consolidated financial position, liquidity, and results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. FAS 150 has not had a material effect on the Company’s consolidated financial position, liquidity, and results of operations. The FASB recently delayed the provisions of FAS 150 which apply to mandatorily redeemable non-controlling interests. The deferral of these provisions are expected to remain in effect while these interests are further evaluated by the FASB.

     On January 1, 2003, the Company adopted the FASB’s Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“FAS 145”). FAS 145 rescinds FAS 4, FAS 44 and FAS 64 and amends FAS 13 to modify the accounting for sales-leaseback transactions. FAS 4 required the classification of gains and losses resulting from extinguishment of debt to be classified as extraordinary items. Pursuant to the adoption of FAS 145, the Company reclassified amounts shown as extraordinary for the nine months ended September 30, 2002 to continuing operations.

     In July 2003, the Securities and Exchange Commission (the “SEC”) issued a clarification on Emerging Issues Task Force (“EITF”) Abstract, Topic No. D 42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“EITF 42”). This clarification of EITF 42, states for the purpose of calculating the excess of (1) fair value of the consideration transferred to the holders of the preferred stock over (2) the carrying amount of the preferred stock in the balance sheet, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock. This clarification was effective in the first fiscal period ending after June 15, 2003 and requires prior periods presented to be restated. Pursuant to EITF 42, the Company restated net income available to common stockholders and net income available to common stockholders per share amounts for the nine months ended September 30, 2002 by reducing net income available to common stockholders for the initial issuance costs related to the redemption of the Company’s 8.75%, $.01 par value, Series B Cumulative Preferred Stock (the “Series B Preferred Stock”) on May 14, 2002. Net income available to common stockholders and net income to common stockholders per share for the year ended December 31, 2002 and 2001 will be restated as follows:

	For the Year Ended
	December 31,	December 31,
	2002	2001

Net Income Available to Common Stockholders
- For Basic and Diluted EPS, as reported	$96,217	$92,363
Redemption of Series A Preferred Stock	—	(4,577)
Redemption of Series B Preferred Stock, Net of Minority Interest	(3,148)	—

Net Income Available to Common Stockholders
- For Basic and Diluted EPS, as restated	$93,069	$87,786

Basic EPS:
Net Income Available to Common Stockholders, as reported	$2.45	$2.35
Net Income Available to Common Stockholders, as restated	$2.37	$2.24
Diluted EPS:
Net Income Available to Common Stockholders, as reported	$2.44	$2.34
Net Income Available to Common Stockholders, as restated	$2.36	$2.22

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     Not Applicable.

Item 6. Exhibits and Report on Form 8-K

a) Exhibits:

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

b) Reports filed on Form 8-K:

               None.

                          *     Filed herewith

                          **     Furnished herewith

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

FIRST INDUSTRIAL REALTY TRUST, INC.

Date: November 12, 2003	By:	/s/ Scott A. Musil

Scott A. Musil
Senior Vice President- Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

   *       Filed herewith

   **     Furnished herewith