Form 10-K
period 2003-12-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 2004-03-15
CIK 921825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003 OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from________ to________.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $1,206.6 million based on the closing price on the New York Stock Exchange for such stock on June 30, 2003.

At March 5, 2004, 40,655,391 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference to the Registrant's definitive proxy statement expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal

                                FIRST INDUSTRIAL REALTY TRUST, INC.

                                       TABLE OF CONTENTS


PART I.                                                                                              PAGE
                                                                                                     ----
  Item 1.    Business...............................................................................  3
  Item 2.    The Properties.........................................................................  7
  Item 3.    Legal Proceedings......................................................................  25
  Item 4.    Submission of Matters to a Vote of Security Holders....................................  25

PART II.

  Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..................  26
  Item 6.    Selected Financial Data................................................................  27
  Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..  30
  Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.............................  49
  Item 8.    Financial Statements and Supplementary Data............................................  49
  Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosures..  49
  Item 9A.   Controls and Procedures................................................................  49

PART III.

  Item 10.   Directors and Executive Officers of the Registrant.....................................  50
  Item 11.   Executive Compensation.................................................................  50
  Item 12.   Security Ownership of Certain Beneficial Owners and Management.........................  50
  Item 13.   Certain Relationships and Related Transactions.........................................  50
  Item 14.   Principal Accountant Fees and Services.................................................  50

PART IV.

  Item 15.   Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K...  51

SIGNATURES..........................................................................................  56

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

                                     PART I
ITEM 1. BUSINESS
                                   THE COMPANY
GENERAL

         First Industrial Realty Trust, Inc. is a Maryland corporation organized on August 10, 1993, and is a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). First Industrial Realty Trust, Inc., its consolidated partnerships, limited liability companies and its wholly-owned entity (the "Company") is a self-administered and fully integrated real estate company which owns, manages, acquires, sells and develops industrial real estate. The Company completed its initial public offering in June 1994 (the "Initial Offering"). Upon consummation of the Initial Offering, the Company owned 226 industrial properties which contained an aggregate of 17.4 million square feet of gross leasable area ("GLA"). As of December 31, 2003, the Company's portfolio consisted of 423 light industrial properties, 163 R&D/flex properties, 123 bulk warehouse properties, 92 regional warehouse properties and 33 manufacturing properties containing approximately 57.9 million square feet of GLA located in 22 states.

         The Company's interests in its properties and land parcels are held through partnerships controlled by the Company, including First Industrial, L.P. (the "Operating Partnership"), of which the Company is the sole general partner, as well as, among others, First Industrial Financing Partnership, L.P., First Industrial Securities, L.P., First Industrial Mortgage Partnership L.P. (the "Mortgage Partnership"), First Industrial Pennsylvania, L.P., First Industrial Harrisburg, L.P., First Industrial Indianapolis, L.P., FI Development Services, L.P. and TK-SV, LTD., of which the sole general partner of each is a wholly-owned subsidiary of the Company, and the sole limited partner of each is the Operating Partnership, as well as limited liability companies of which the Operating Partnership is the sole member. The Operating Partnership is also the sole stockholder of First Industrial Development Services, Inc. The Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to, three joint ventures which invest in industrial properties.

         The Company utilizes an operating approach which combines the effectiveness of decentralized, locally based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and fiscal control systems. At March 5, 2004, the Company had 329 employees.

         The Company has grown and will seek to continue to grow through the development and acquisition of additional industrial properties and through its corporate services program.

         The Company maintains a website at www.firstindustrial.com. Copies of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available without charge on the Company's website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. In addition, the Company's Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter, Nominating/Corporate Governance Committee Charter, along with supplemental financial and operating information prepared by the Company, are all available without charge on the Company's website or upon request to the Company. Amendments to, or waivers from, the Company's Code of Business Conduct and Ethics that apply to the Company's executive officers or directors shall be posted to the Company's website at www.firstindustrial.com. Please direct requests as follows:

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

- Disposition Strategy. The Company continues to evaluate local market conditions and property-related factors in all of its markets and will consider disposition of select assets.

- Acquisition/Development Strategy. The Company's acquisition/development strategy is to concentrate on the top industrial real estate markets in the United States. Of the 834 industrial properties in the Company's portfolio at December 31, 2003, 143 properties have been developed by either the Company or its former management. The Company will continue to leverage the development capabilities of its management, many of whom are leading developers in their respective markets.

- Financing Strategy. The Company plans on utilizing a portion of net sales proceeds from property sales as well as borrowings under its $300 million unsecured line of credit to finance future acquisitions and developments. As of March 5, 2004, the Company had approximately $70.9 million available in additional borrowings under its $300 million unsecured line of credit.

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

RECENT DEVELOPMENTS

         In 2003, the Company acquired or completed development of 75 industrial properties and acquired several parcels of land for a total investment of approximately $295.3 million. The Company also sold 125 in-service industrial properties, five industrial properties that were out of service and several parcels of land for a gross sales price of approximately $394.4 million. At December 31, 2003, the Company owned 834 in-service industrial properties containing approximately 57.9 million square feet of GLA.

         On January 13, 2003, the Company, through the Mortgage Partnership, paid off and retired its $40.2 million mortgage loan which bore interest at 7.22%, provided for monthly principal and interest payments based on a 28-year amortization schedule and was to mature on January 11, 2026.

         On May 1, 2003, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of approximately $14.2 million which bears interest at a fixed rate of 8.25%, provides for monthly principal and interest payments based on a 30-year amortization schedule and matures on December 1, 2010. In conjunction with the assumption of the loan, the Company recorded a premium in the amount of $2.9 million which will be amortized over the remaining life of the loan as an adjustment to interest expense.

         On September 12, 2003, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of approximately $4.3 million which bears interest at a fixed rate of 7.61%, provides for monthly principal and interest payments based on a 30-year amortization schedule and matures on May 1, 2012. In conjunction with the assumption of the loan, the Company recorded a premium in the amount of $.6 million which will be amortized over the remaining life of the loan as an adjustment to interest expense.

         On September 12, 2003, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of approximately $2.3 million which bears interest at a fixed rate of 7.54%, provides for monthly principal and interest payments based on a 30-year amortization schedule and matures on January 1, 2012. In conjunction with the assumption of the loan, the Company recorded a premium in the amount of $.3 million which will be amortized over the remaining life of the loan as an adjustment to interest expense.

         In May 2003, the Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, entered into a joint venture arrangement (the "May 2003 Joint Venture") with an institutional investor to invest in industrial properties. As of December 31, 2003, the May 2003 Joint Venture did not own any industrial properties.

         During the year ended December 31, 2003, the Company repurchased 37,300 shares of its common stock at a weighted average price of approximately $26.73 per share.

         During the period January 1, 2004 through March 5, 2004, the Company acquired or completed development of nine industrial properties for a total estimated investment of approximately $48.1 million. The Company also sold one land parcel for approximately $.2 million of gross proceeds during this period.

         On February 25, 2004, the Company declared a first quarter 2004 distribution of $.6850 per common share/unit on its common stock/units which is payable on April 19, 2004. The Company also declared first quarter 2004 dividends of $53.906 per share ($.53906 per Depositary share), $49.688 per share ($.49688 per Depositary share) and $49.375 per share ($.49375 per Depositary share) on its Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, respectively, totaling, in the aggregate, approximately $5.0 million, which is payable on March 31, 2004.

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

                                    INDUSTRY

         Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output. Historically, occupancy rates for industrial property in the United States have been higher than those for other types of commercial property. The Company believes that the higher occupancy rate in the industrial property sector is a result of the construction-on-demand nature of, and the comparatively short development time required for, industrial property. For the five years ended December 31, 2003, the occupancy rates for industrial properties in the United States have ranged from 88.4%* to 93.4%*, with an occupancy rate of 88.4%* at December 31, 2003.

*SOURCE: TORTO WHEATON RESEARCH

ITEM 2. THE PROPERTIES

GENERAL

         At December 31, 2003, the Company owned 834 in-service industrial properties containing approximately 57.9 million square feet of GLA in 22 states, with a diverse base of more than 2,400 tenants engaged in a wide variety of businesses, including manufacturing, retail, wholesale trade, distribution and professional services. The properties are generally located in business parks that have convenient access to interstate highways and/or rail and air transportation. The weighted average age of the properties as of December 31, 2003 was approximately 17 years. The Company maintains insurance on its properties that the Company believes is adequate.

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

         - Manufacturing properties are a diverse category of buildings that generally have a ceiling height of 10 - 18 feet, are comprised of 5% - 15% of office space, contain at least 50% of manufacturing space and have a land use ratio of 4:1.

          Each of the properties is wholly owned by the Company. The following tables summarize certain information as of December 31, 2003 with respect to the Company's in-service properties.

                                PROPERTY SUMMARY

                                 Light Industrial                  R&D Flex                  Bulk Warehouse
                            -------------------------     -------------------------     -------------------------
    Metropolitan                           Number of                     Number of                     Number of
        Area                   GLA        Properties        GLA          Properties        GLA         Properties
------------------------    ----------     ----------     ----------     ----------     ----------     ----------
Atlanta, GA                    598,218         11            294,074         7           3,940,523         10
Baltimore, MD                  887,723         15             78,418         1             228,589          2
Central Pennslyvania           383,070          4              -             -           1,376,486          6
Chicago, IL                  1,205,863         20            247,084         4           2,028,157         10
Cincinnati, OH                 334,220          2              -             -           1,348.880          6
Columbus, OH                   217,612          2              -             -             947.934          3
Dallas, TX                   1,753,664         47            492,503        20           1,550,103         10
Dayton, OH                     322,746          6             20,000         1               -              -
Denver, CO                   1,646,582         33          1,413,452        35             538,906          4
Des Moines, IA                   -             -               -             -               -              -
Detroit. MI                  2,371,056         89            426,112        15             658,643          6
Grand Rapids, MI                61,250          1              -             -               -              -
Houston, TX                    592,911          8            221,363         4           2,130,764         13
Indianapolis, IN               767,980         17             48,200         4           2,898,628         12
Los Angeles, CA                206,894         10             18,921         4           1,092,597          5
Louisville, KY                   -              -              -             -             433,500          2
M ilwaukee, WI                 146,061          3             93,705         2             100,000          1
Minneapolis/St Paul, MN      1,079.760         17            661,214        10           1,216,332          5
Nashville, TN                  301,865          6              -             -           1,259,969          6
N. New Jersey                1,197,827         22            564,074        13           1,122,401          6
Philadelphia, PA             1,109,012         23            128,059         5             257,720          2
Phoenix, AZ                    112,288          5              -             -                -             -
Salt Lake City, UT             582,182         39            146,937         6             324,568          2
San Diego, CA                    -              -              -             -             397,760          2
S. New Jersey                  922,918         20             59,750         4                -             -
St. Louis, MO                  496,242          7              -             -             829,519          6
Tampa, FL                      500,052         13            767,161        28                -             -
Other (a)                       99,000          3              -             -             668.155          4
                            ----------        ---         ----------       ---          ----------        ---
Total                       17,896,996        423          5,681,027       163          25,350,134        123
                            ==========        ===         ==========       ===          ==========        ===

                                  Regional Warehouse            Manufacturing
                             ------------------------     -------------------------
    Metropolitan                           Number of                     Number of
        Area                   GLA         Properties        GLA         Properties
-----------------------      ---------     ----------     ---------      ----------
Atlanta, GA                    383,935         5            298,000           2
Baltimore, MD                     -            -            171,000           1
Central Pennslyvania           117,579         3              -               -
Chicago, IL                    218,811         3            461,531           3
Cincinnati, OH                    -            -               -              -
Columbus, OH                      -            -            255,470           1
Dallas, TX                     795,077        12            224,984           2
Dayton, OH                        -            -               -              -
Denver, CO                     445,159         7               -              -
Des Moines, IA                  88,000         1               -              -
Detroit. MI                    740,513        17               -              -
Grand Rapids, MI                  -            -            413,500           1
Houston, TX                    365,960         5               -              -
Indianapolis, IN               277,710         7             71,600           2
Los Angeles, CA                276,284         6               -              -
Louisville, KY                    -            -               -              -
M ilwaukee, WI                 39,468          1               -              -
Minneapolis/St Paul, MN        540,846         5          1,074,266          11
Nashville, TN                     -            -            109,058           1
N. New Jersey                   58,585         1              -               -
Philadelphia, PA               355,514         5             56,827           2
Phoenix, AZ                    308,573         4              -               -
Salt Lake City, UT                -            -              -               -
San Diego, CA                  179,541         5              -               -
S. New Jersey                  209,300         3             22,738           1
St. Louis, MO                     -            -              -               -
Tampa, FL                       41,377         1              -               -
Other (a)                       50,000         1            346,103           6
                             ---------        --          ---------          ==
Total                        5,492,232        92          3,505,077          33
                             =========        ==          =========          ==

         (a) Properties are located in Denton, Texas; Abilene, Texas; McAllen, Texas; Austin, Texas; Wichita, Kansas and Sparks, Nevada.

                             PROPERTY SUMMARY TOTALS

                                                  TOTALS
                            -----------------------------------------------------
                                                         AVERAGE        GLA AS A %
                                         NUMBER OF     OCCUPANCY AT     OF TOTAL
   METROPOLITAN AREA           GLA       PROPERTIES      12/31/03       PORTFOLIO
------------------------    ----------   ----------    ------------     ---------
Atlanta, GA                  5,514,750       35            91%            9.5%
Baltimore, MD                1,365,730       19            89%            2.4%
Central Pennslyvania         1,877,135       13            69%            3.2%
Chicago, IL                  4,161,446       40            82%            7.2%
Cincinnati, OH               1,683,100        8            90%            2.9%
Columbus, OH                 1,421,016        6            92%            2.5%
Dallas, TX                   4,816,331       91            96%            8.3%
Dayton, OH                     342,746        7            90%            0.6%
Denver, CO                   4,044,099       79            90%            7.0%
Des Moines, IA                  88,000        1            32%            0.2%
Detroit, MI                  4,196,324      127            92%            7.2%
Grand Rapids, MI               474,750        2           100%            0.8%
Houston, TX                  3,310,998       30            85%            5.7%
Indianapolis, IN             4,064,118       42            79%            7.0%
Los Angeles, CA              1,594,696       25            97%            2.8%
Louisville, KY                 433,500        2           100%            0.7%
Milwaukee, WI                  379,234        7            90%            0.7%
Minneapolis/St. Paul, MN     4,572,418       48            89%            7.9%
Nashville, TN                1,670,892       13            84%            2.9%
N. New Jersey                2,942,887       42            93%            5.1%
Philadelphia, PA             1,907,132       37            92%            3.3%
Phoenix, AZ                    420,861        9            75%            0.7%
Salt Lake City, UT           1,053,687       47            90%            1.8%
San Diego, CA                  577,301        7            90%            1.0%
S. New Jersey                1,214,706       28            92%            2.1%
St. Louis, MO                1,325,761       13            99%            2.3%
Tampa, FL                    1,308,590       42            83%            2.3%
Other (a)                    1,163,258       14            81%            2.0%
                            ----------      ---            --           -----
      Total or Average      57,925,466      834            88%          100.0%
                            ==========      ===            ==           =====

         (a)Properties are located in Denton, Texas; Abilene, Texas; McAllen, Texas; Austin, Texas; Wichita, Kansas and Sparks, Nevada.

 PROPERTY ACQUISITION ACTIVITY

         During 2003, the Company acquired 64 in-service industrial properties totaling approximately 6.6 million square feet of GLA at a total purchase price of approximately $228.8 million, or approximately $34.54 per square foot. The Company also purchased several land parcels for an aggregate purchase price of approximately $1.6 million. The 64 industrial properties acquired have the following characteristics:

                                                                                                   AVERAGE
                                NUMBER                                                            OCCUPANCY
    METROPOLITAN AREA       OF PROPERTIES     GLA                  PROPERTY TYPE                  AT 12/31/03
--------------------------  -------------  ---------   ----------------------------------------   ------------
Baltimore, MD       (b)          1           527,600             Bulk Warehouse                      N/A
San Diego, CA       (e)          9           724,502    Regional Warehouse/Bulk Warehouse            90%
Baltimore, MD                    1           487,000             Bulk Warehouse                     100%
Baltimore, MD       (a)          1            32,680           Regional Warehouse                    N/A
Chicago, IL         (b)          1           407,012             Bulk Warehouse                      N/A
Atlanta, GA         (b)          1           154,936             Bulk Warehouse                      N/A
Houston, TX                      1           191,537             Bulk Warehouse                     100%
Salt Lake City, UT               1           136,000             Bulk Warehouse                     100%
Phoenix, AZ         (e)         10           434,234   Regional Warehouse/Light Industrial           93%
Atlanta, GA                      1           657,451              Bulk Warehouse                    100%
Indianapolis, IN    (b)          1           320,000             Bulk Warehouse                      N/A
St. Loius, MO                    1            64,387            Light Industrial                     94%
Cincinnati, OH      (a)          3            92,282                R&D/Flex                         N/A
Cincinnati, OH      (b)          2           100,000            Light Industrial                     N/A
Dallas, TX          (b)          1           101,839             Bulk Warehouse                      N/A
Chicago, IL                      1           137,678            Light Industrial                     94%
Indianapolis, IN    (b)          1            95,080            Light Industrial                     N/A
Indianapolis, IN    (b)          1            69,600            Light Industrial                     N/A
Phoenix, AZ         (b)          2            71,960            Light Industrial                     N/A
Indianapolis, IN    (c)          2           343,200             Bulk Warehouse                     100%
Philadelphia, PA                 1            97,448           Regional Warehouse                   100%
Salt Lake City, UT               1           188,568             Bulk Warehouse                     100%
Indianapolis, IN    (b)          2           120,048            Light Industrial                     N/A
S. New Jersey, NJ   (d)          6           203,350        R&D/Flex/Light Industrial               100%
Los Angeles, CA                  1           116,000             Bulk Warehouse                     100%
Washington D.C.     (f)          7           442,024     Light Industrial/Bulk Warehouse            100%
Cincinnati, OH      (b)          1           143,438             Bulk Warehouse                      N/A
Houston, TX         (c)          3           164,387   R&D/Flex/Light Industrial/Bulk Warehouse     100%
                                --         ---------
                                64         6,624,241
                                           =========

(a) Property was sold in 2003.

(b) Property was placed out of service in 2003.

(c) One property was placed out of service in 2003.

(d) Two properties were placed out of service in 2003.

(e) Three properties were placed out of service in 2003.

(f) Four properties were placed out of service in 2003.

                                                               *

 PROPERTY DEVELOPMENT ACTIVITY

          During 2003, the Company placed in-service 11 developments totaling approximately 1.3 million square feet of GLA at a total cost of approximately $64.9 million, or approximately $48.42 per square foot. The developed properties have the following characteristics:

                                                              AVERAGE
                                                             OCCUPANCY
   METROPOLITAN AREA          GLA        PROPERTY TYPE       AT 12/31/03
-----------------------    ---------   ------------------    -----------
Loiusville, KY               221,000   Bulk Warehouse          100%
Northern New Jersey           62,400   Light Industrial         92%
Greensboro, NC      (a)      252,000   Bulk Warehouse           N/A
Dallas, TX          (b)      318,924   Bulk Warehouse           N/A
Tampa, FL           (a)       63,080   R&D/Flex                 N/A
Denver, CO          (b)       50,470   Light Industrial         N/A
Tampa, FL           (a)       71,180   R&D/Flex                 N/A
St. Louis, MO                173,800   Bulk Warehouse          100%
Dallas, TX          (a)       55,200   Regional Warehouse       N/A
Phoenix, AZ         (a)       19,960   Light Industrial         N/A
Tampa, FL           (b)       52,280   R&D/Flex                 N/A
                           ---------
                           1,340,294
                           =========

                  (a) Property w as sold to one of the Company's industrial real estate joint ventures in 2003.

                  (b) Property was sold in 2003.

         At December 31, 2003, the Company had 26 projects under development, with an estimated completion GLA of approximately 2.6 million square feet and an estimated completion cost of approximately $156.1 million. The Company estimates it will place in service 22 of the 26 projects in fiscal year 2004. There can be no assurance that the Company will place these projects in service in 2004 or that the actual completion cost will not exceed the estimated completion cost stated above.

PROPERTY SALES

         During 2003, the Company sold 125 in-service industrial properties and five out-of-service industrial properties totaling approximately 7.4 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $394.4 million. The 125 in-service industrial properties and five out-of-service industrial properties sold have the following characteristics:

                             NUMBER OF
    METROPOLITAN AREA        PROPERTIES      GLA            PROPERTY TYPE
-------------------------    ----------    -------    -------------------------
Minneapolis, MN                 1           51,906        Light Industrial
Minneapolis, MN                 1           79,702          Manufacturing
Minneapolis, MN                 1           60,480          Manufacturing
Sourthern New Jersey            1           23,037        Light Industrial
Portland, OR                    1           11,810        Light Industrial
Chicago, IL                     1           65,450        Light Industrial
Northern New Jersey             1           23,430        Light Industrial
Minneapolis, MN                 1           19,675        Light Industrial
Minneapolis, MN                 1           19,792        Light Industrial
Chicago, IL                     1           50,400        Light Industrial
Atlanta, GA                     1          180,000         Bulk Warehouse
Chicago, IL                     1           80,180        Light Industrial
Salt Lake City, UT              1            9,828        Light Industrial
Minneapolis, MN       (a)       1          128,872         Bulk Warehouse
Los Angeles, CA                 3           20,700        Light Industrial
Northern New Jersey             2          104,820        Light Industrial
Northern New Jersey             1           75,000        Light Industrial
Northern New Jersey             2          110,000        Light Industrial
Central Pennsylvania            1           70,000          Manufacturing
St. Louis, MO                   1           35,114        Light Industrial
Chicago, IL                     1           77,000        Light Industrial
Sourthern New Jersey            1          142,750         Bulk Warehouse
Portland, OR                    1           20,812        Light Industrial
Portland, OR                    1           10,000        Light Industrial
Detroit, MI                     1           42,000        Light Industrial
Northern New Jersey             1           43,400        Light Industrial
Los Angeles, CA                 1            7,800        Light Industrial
Los Angeles, CA                 1            8,086        Light Industrial
Los Angeles, CA                 1            7,300        Light Industrial
Los Angeles, CA                 1            8,048        Light Industrial
Dallas, TX                      1           49,330        Light Industrial
Denver, CO                      3           99,688    Light Industrial/R&D/Flex
Chicago, IL                     1           66,958        Light Industrial
Baltimore, MD                   1          150,500         Bulk Warehouse
Dallas, TX                      1           22,615        Light Industrial
Greensboro, NC        (a)       1          252,000         Bulk Warehouse
Baltimore, MD         (a)       1           32,680       Regional Warehouse
Central Pennsylvania  (a)       1          200,000         Bulk Warehouse
Chicago, IL                     1           92,527        Light Industrial
Atlanta, GA                     1           75,600       Regional Warehouse
Northern New Jersey             1           20,158        Light Industrial
Tampa, FL                       1          112,000         Bulk Warehouse
Dallas, TX                      1          318,924         Bulk Warehouse
Detroit, MI                     1           41,380        Light Industrial
Detroit, MI                     1           40,000        Light Industrial
Portland, OR                    20         564,163        Light Industrial
Dallas, TX                      1           30,000        Light Industrial

                            NUMBER OF
    METROPOLITAN AREA       PROPERTIES     GLA                      PROPERTY TYPE
-------------------------   ----------  ---------    --------------------------------------------
Denver, CO                      1          50,470                  Light Industrial
Tampa, FL                       6         107,540                  Light Industrial
Denver, CO                      1          43,987                      R&D/Flex
Denver, CO                      6         229,086    Light Industrial/R&D/Flex/Regionai Warehouse
Dallas, TX                      1          58,989                  Light Industrial
Cincinnati, OH                  3          92,422                      R&D/Flex
Nashville, TN                   1         207,440                   Bulk Warehouse
Chicago, IL                     1         309,600                   Bulk Warehouse
Los Angeles, CA                 3          68,672                      R&D/Flex
Tampa, FL             (a)       1          71,180                      R&D/Flex
Tampa, FL             (a)       1          63,080                      R&D/Flex
Southern New Jersey             1          49,300                  Light Industrial
Chicago, IL                     1          53,684                  Light Industrial
Detroit, MI                     1           9,700                      R&D/Flex
Chicago, IL                     1          30,000                  Light Industrial
Philadelphia, PA                1          14,041                  Light Industrial
Philadelphia, PA                1          11,293                  Light Industrial
Nashville, TN                   3         339,050                   Bulk Warehouse
Los Angeles, CA                 3          69,592                  Light Industrial
Chicago, IL                     1         284,135                   Bulk Warehouse
Detroit, MI                     1          26,100                  Light Industrial
Philadelphia, PA                2          50,900                  Light Industrial
Chicago, IL                     1          56,400                  Light Industrial
San Diego, CA                   1         111,644                   Bulk Warehouse
Chicago, IL                     3          57,905                  Light Industrial
Portland, OR                    1          29,040                  Light Industrial
Minneapolis, MN                 1         143,066                   Bulk Warehouse
Chicago, IL                     1         156,200                   Bulk Warehouse
Indianapolis, IN      (a)       1         486,394                   Bulk Warehouse
Dallas, TX            (a)       1          55,200                 Regional Warehouse
Detroit, MI           (a)       1          42,930                 Regional Warehouse
Phoenix, AZ           (a)       1          19,960                  Light Industrial
Southern New Jersey             1         181,000                   Bulk Warehouse
Southern New Jersey             1           8,610                  Light Industrial
Tampa, FL                       1          52,280                      R&D/Flex
Denver, CO                      2          48,000                      R&D/Flex
                              ---       ---------
                              130       7,444,805
                              ===       =========

(a) Property was sold to one of the Company's industrial real estate joint ventures.

PROPERTY ACQUISITIONS, DEVELOPMENTS AND SALES SUBSEQUENT TO YEAR END

         During the period January 1, 2004 through March 5, 2004, the Company acquired or completed development of nine industrial properties for a total estimated investment of approximately $48.1 million. The Company also sold one land parcel for approximately $.2 million of gross proceeds during this period.

DETAIL PROPERTY LISTING

         The following table lists all of the Company's in-service properties as of December 31, 2003, by geographic market area.

                                PROPERTY LISTING

                                                                                                  LAND
                                  LOCATION                       YEAR BUILT                       AREA                 OCCUPANCY AT
      BUILDING ADDRESS           CITY/STATE       ENCUMBRANCES   -RENOVATED    BUILDING TYPE     (ACRES)      GLA        12/31/03
----------------------------  -----------------   ------------   ----------   ----------------   -------   ---------   ------------
ATLANTA

4250 River Green Parkway      Duluth, GA                           1988       R&D/Flex             2.14       28,942       100%
3400 Corporate Parkway        Duluth, GA                           1987       Light Industrial     3.73       59,959        77%
3450 Corporate Parkway        Duluth, GA                           1988       R&D/Flex             2.38       37,346        44%
3500 Corporate Parkway        Duluth, GA                           1991       R&D/Flex             2.80       44,242       100%
3425 Corporate Parkway        Duluth, GA                           1990       R&D/Flex             3.49       43,006       100%
1650 GA Highway 155           McDonough, GA                        1991       Bulk Warehouse      12.80      228,400       100%
14101 Industrial Park Blvd.   Covington, GA                        1984       Light Industrial     9.25       92,160       100%
801-804 Blacklawn Road        Conyers, GA                          1982       Bulk Warehouse       6.67      111,185        22%
1665 Dogwood Drive            Conyers, GA                          1973       Manufacturing        9.46      198,000       100%
1715 Dogwood Drive            Conyers, GA                          1973       Manufacturing        4.61      100,000       100%
11235 Harland Drive           Covington, GA                        1988       Light Industrial     5.39       32,361       100%
4050 Southmeadow Parkway      Atlanta, GA                          1991       Reg. Warehouse       6.60       87,328         0%
4051 Southmeadow Parkway      Atlanta, GA                          1989       Bulk Warehouse      11.20      151,935       100%
4071 Southmeadow Parkway      Atlanta, GA                          1991       Bulk Warehouse      17.80      209,918       100%
3312 N. Berkeley Lake Road    Duluth, GA                           1969       Bulk Warehouse      52.11    1,040,296       100%
370 Great Southwest Pkway(h)  Atlanta, GA                          1986       Light Industrial     8.06      150,536        95%
955 Cobb Place                Kennesaw, GA                         1991       Reg. Warehouse       8.73       97,518       100%
2039 Monier Blvd              Lithia Springs,GA                    1999       Bulk Warehouse      10.00      110,000       100%
1005 Sigman Road              Conyers, GA                          1986       Bulk Warehouse       9.12      127,338       100%
2050 East Park Drive          Conyers, GA                          1998       Reg. Warehouse       5.46       90,289       100%
201 Greenwood                 McDonough, GA                        1999       Bulk Warehouse      39.00      800,000        76%
220 Greenwood                 McDonough, GA                        2000       Bulk Warehouse      26.69      504,000       100%
1255 Oakbrook Drive           Norcross, GA                         1984       Light Industrial     2.50       36,000        33%
1256 Oakbrook Drive           Norcross, GA                         1984       Light Industrial     3.48       40,504        88%
1265 Oakbrook Drive           Norcross, GA                         1984       Light Industrial     3.52       51,200       100%
1266 Oakbrook Drive           Norcross, GA                         1984       Light Industrial     3.62       30,378       100%
1275 Oakbrook Drive           Norcross, GA                         1986       Reg. Warehouse       4.36       62,400       100%
1280 Oakbrook Drive           Norcross, GA                         1986       Reg. Warehouse       4.34       46,400        56%
1300 Oakbrook Drive           Norcross, GA                         1986       Light Industrial     5.41       52,000       100%
1325 Oakbrook Drive           Norcross, GA                         1986       Light Industrial     3.53       53,120        81%
1351 Oakbrook Drive           Norcross, GA                         1984       R&D/Flex             3.93       36,600        69%
1346 Oakbrook Drive           Norcross, GA                         1985       R&D/Flex             5.52       74,538       100%
1412 Oakbrook Drive           Norcross, GA                         1985       R&D/Flex             2.89       29,400        56%
3060 Soutn Park Blvd          Ellenwood, GA                        1992       Bulk Warehouse      30.56      657,451       100%
                                                                                                           ---------       ---
                                                                              SUBTOTAL OR AVERAGE          5,514,750        91%
                                                                                                           ---------       ---
BALTIMORE

3431 Benson                   Baltimore, MD                        1988       Light Industrial     3.48       60,227        76%
1801 Portal                   Baltimore, MD                        1987       Light Industrial     3.72       57,600       100%
1811 Portal                   Baltimore, MD                        1987       Light Industrial     3.32       60,000        90%
1831 Portal                   Baltimore, MD                        1990       Light Industrial     3.18       46,522       100%
1821 Portal                   Baltimore, MD                        1986       Light Industrial     4.63       86,234       100%
1820 Portal                   Baltimore, MD           (d)          1982       Bulk Warehouse       6.55      171,000       100%
6615 Tributary                Baltimore, MD                        1987       Light Industrial     4.36       65,860        59%
7340 Executive                Frederick, MD                        1988       R&D/Flex             9.38       78,418        94%
4845 Governers Way            Frederick, MD                        1988       Light Industrial     5.47       83,934        19%
8900 Yellow Brick Road        Baltimore, MD                        1982       Light Industrial     5.80       60,000       100%
7476 New Ridge                Hanover, MD                          1987       Light Industrial     18.00      71,866       100%
8779 Greenwood Place          Savage, MD                           1978       Bulk Warehouse       8.00      142,189       100%
1350 Blair Drive              Odenton, MD                          1991       Light Industrial     2.86       29,317        43%
1360 Blair Drive              Odenton, MD                          1991       Light Industrial     4.19       43,194       100%
1370 Blair Drive              Odenton, MD                          1991       Light Industrial     5.15       52,910        62%
1920 Mendenhall Court         Columbia, MD                         1981       Light Industrial     3.70       49,259       100%
4600 Boston Way               Lanhan, MD                           1980       Bulk Warehouse       5.89       86,400       100%
4700 Boston Way               Lanhan, MD                           1979       Light Industrial     3.20       40,800       100%
9800 Martin Luther King Hwy   Lanhan, MD                           1978       Light Industrial     4.85       80,000       100%
                                                                                                           ---------       ---
                                                                              SUBTOTAL OR AVERAGE          1,365,730        89%
                                                                                                           ---------       ---
CENTRAL PENNSYLVANIA

1214-B Freedom Road           Cranberry, PA                        1982       Reg. Warehouse       5.99       32,779       100%
401 Russell Drive             Middletown, PA                       1990       Reg. Warehouse       5.20       52,800        48%
2700 Commerce Drive           Middletown, PA                       1990       Reg. Warehouse       3.60       32,000       100%
2701 Commerce Drive           Middletown, PA                       1989       Light Industrial     6.40       48,000       100%
2780 Commerce Drive           Middletown, PA                       1989       Light Industrial     2.00       21,600       100%
7125 Grayson Road             Harrisburg, PA                       1991       Bulk Warehouse      17.17      300,000         0%
7253 Grayson Road             Harrisburg, PA                       1990       Bulk Warehouse      12.42      198,386       100%
5020 Louise Drive             Mechanicsburg, PA                    1995       Light Industrial     5.06       49,350        63%
7195 Grayson Road             Harrisburg, PA                       1994       Bulk Warehouse       6.02      100,000       100%
3380 Susquehanna Trail North  York, PA                             1990       Bulk Warehouse      10.00      112,500       100%


                                                                                                  LAND
                                  LOCATION                       YEAR BUILT                       AREA                 OCCUPANCY AT
      BUILDING ADDRESS           CITY/STATE       ENCUMBRANCES   -RENOVATED    BUILDING TYPE     (ACRES)      GLA        12/31/03
----------------------------  -----------------   ------------   ----------   ----------------   -------   ---------   ------------
CENTRAL PENNSYLVANIA (CONT.)

350 Old Silver Spring Road    Mechanicsburg, PA                   1968/97     Light Industrial    20.00      264,120        77%
4500 Westport Drive           Mechanicsburg, PA                    1996       Bulk Warehouse      11.20      178,600        0%
16522 Hunters Green Parkway   Hagerstown, MD          (f)          2000       Bulk Warehouse      35.00      487,000       100%
                                                                                                           ---------       ---
                                                                              SUBTOTAL OR AVERAGE          1,877,135        69%
                                                                                                           ---------       ---
CHICAGO

720-730 Landwehr Road         Northbrook, IL                       1978       Light Industrial     4.29       66,912        32%
20W201 101st Street           Lemont, IL                           1988       Bulk Warehouse       8.72      160,201        57%
3600 West Pratt Avenue        Lincolnwood, IL                     1953/88     Bulk Warehouse       6.35      204,679        68%
6750 South Sayre Avenue       Bedford Park, IL                     1975       Light Industrial     2.51       63,383        59%
585 Slawin Court              Mount Prospect,IL                    1992       R&D/Flex             3.71       38,150        0%
2300 Windsor Court            Addison, IL                          1986       Bulk Warehouse       6.80      105,100       100%
3505 Thayer Court             Aurora, IL                           1989       Light Industrial     4.60       64,220       100%
305-311 Era Drive             Northbrook, IL                       1978       Light Industrial     1.82       27,549       100%
4330 South Racine Avenue      Chicago, IL                          1978       Manufacturing        5.57      168,000       100%
12241 Melrose Street          Franklin Park, IL                    1969       Light Industrial     2.47       77,301       100%
3150-3160 MacArthur Boulevard Northbrook, IL                       1978       Light Industrial     2.14       41,780       100%
2942 MacArthur Boulevard      Northbrook, IL                       1979       R&D/Flex             3.12       49,730       100%
305-307 East North Avenue     Carol Stream, IL                     1999       Reg. Warehouse       0.00       50,009       100%
11939 South Central Avenue    Alsip, IL                            1972       Bulk Warehouse      12.60      320,171       100%
405 East Shawmut              LaGrange, IL                         1965       Light Industrial     3.39       59,075        69%
1010-50 Sesame Street         Bensenville, IL                      1976       Manufacturing        8.00      252,000       100%
5555 West 70th Place          Bedford Park, IL                     1973       Manufacturing        2.50       41,531       100%
7401 South Pulaski            Chicago, IL                        1975/86      Bulk Warehouse       5.36      213,670        96%
7501 South Pulaski            Chicago, IL                        1975/86      Bulk Warehouse       3.88     159,728        100%
385 Fenton Lane               West Chicago, IL                     1990       Bulk Warehouse       6.79      180,417       100%
335 Crossroad Parkway         Bolingbrook, IL                      1996       Bulk Warehouse      12.86      288,000       100%
905 Paramount                 Batavia, IL                          1977       Light Industrial     2.60       60,000       100%
1005 Paramount                Batavia, IL                          1978       Light Industrial     2.50       64,574       100%
2120-24 Roberts               Broadview, IL                        1960       Light Industrial     2.30       60,009       100%
3575 Stern Avenue             St. Charles, IL                    1979/84      Reg. Warehouse       2.73       68,728       100%
3810 Stern Avenue             St. Charles, IL                      1985       Reg. Warehouse       4.67      100,074       100%
700 Business Center Drive     Mount Prospect,IL                    1980       Light Industrial     3.12       34,800       100%
555 Business Center Drive     Mount Prospect,IL                    1981       Light Industrial     2.96       31,175         0%
800 Business Center Drive     Mount Prospect,IL                  1988/99      Light Industrial     5.40       81,610       100%
580 Slawin Court              Mount Prospect,IL                    1985       Light Industrial     2.08       30,225       100%
1150 Feehanville              Mount Prospect,                      1983       Light Industrial     2.74       33,600       100%
1200 Business Center Drive    Mount Prospect,IL                  1988/2000     Light Industrial    6.68      106,000        77%
1331 Business Center Drive    Mount Prospect,IL                    1985       Light Industrial     3.12       30,380       100%
19W661 101st Street           Lemont, IL                           1988       Bulk Warehouse      10.94      248,791         0%
19W751 101st Street           Lemont, IL                           1991       Bulk Warehouse       7.13      147,400         0%
175 Wall Street               Glendale Heights,IL                  1990       Light Industrial     4.10       50,050       100%
800-820 Thorndale Avenue      Bensenville, IL                      1985       R&D/Flex             5.56       73,249       100%
830-890 Supreme Drive         Bensenville, IL                      1981       Light Industrial     4.77       85,542       100%
1661 Feehanville Drive        Mount Prospect,IL                    1986       R&D/Flex             6.89       85,955        69%
1400-1436 Brook Drive         Downers Grove, IL       (g)          1972       Light Industrial     7.55      137,678        94%
                                                                                                           ---------       ---
                                                                              SUBTOTAL OR AVERAGE          4,161,446        82%
                                                                                                           ---------       ---
CINCINNATI

9900-9970 Princeton           Cincinnati, OH                       1970       Bulk Warehouse      10.64      185,580        91%
2940 Highland Avenue          Cincinnati, OH                     1969/74      Bulk Warehouse      17.08      502,000        90%
4700-4750 Creek Road          Blue Ash, OH                         1960       Light Industrial    15.32      265,000        97%
12072 Best Place              Springboro, OH                       1984       Bulk Warehouse       7.80      112,500        72%
901 Pleasant Valley Drive     Springboro, OH                     1984/94      Light Industrial     7.70       69,220       100%
4440 Mulhauser Road           Cincinnati, OH                       1999       Bulk Warehouse      15.26      240,000       100%
4434 Mulhauser Road           Cincinnati, OH                       1999       Bulk Warehouse      25.00      140,800        77%
9449 Glades Road              Hamilton, OH                         1999       Bulk Warehouse       7.40      168,000        84%
                                                                                                           ---------       ---
                                                                              SUBTOTAL OR AVERAGE          1,683,100        90%
                                                                                                           ---------       ---
COLUMBUS

3800 LockbourneIndustria Pky Columbus, OH                          1986       Bulk Warehouse      22.12      404,734       100%
1819 North Walcutt Road       Columbus, OH                         1973       Bulk Warehouse      11.33      243,000        96%
4300 Cemetery Road            Hilliard, OH                       1968/83      Manufacturing       62.71      255,470       100%
4115 Leap Road   (h)          Hilliard, OH                         1977       Light Industrial    18.66      217,612       100%
3300 Lockbourne               Columbus, OH                         1964       Bulk Warehouse      17.00      300,200        66%
                                                                                                           ---------       ---
                                                                              SUBTOTAL OR AVERAGE          1,421,016        92%
                                                                                                           ---------       ---
DALLAS/FORT WORTH
1275-1281 Roundtable Drive    Dallas, TX                           1966       Light Industrial     1.75       30,642       100%
2406-2416 Walnut Ridge        Dallas, TX                           1978       Light Industrial     1.76       44,000       100%
12750 Perimeter Drive         Dallas, TX                           1979       Bulk Warehouse       6.72      178,200       100%
1324-1343 Roundtable Drive    Dallas, TX                           1972       Light Industrial     2.09       47,000       100%
2401-2419 Walnut Ridge        Dallas, TX                           1978       Light Industrial     1.20       30,000       100%
4248-4252 Simonton            Farmers Ranch, TX                    1973       Bulk Warehouse       8.18      205,693       100%
900-906 Great Southwest Pkwy  Arlington, TX                        1972       Light Industrial     3.20       69,761       100%
2179 Shiloh Road              Garland, TX                          1982       Reg. Warehouse       3.63       65,700       100%
2159 Shiloh Road              Garland, TX                          1982       R&D/Flex             1.15       20,800       100%
2701 Shiloh Road              Garland, TX                          1981       Bulk Warehouse       8.20      214,650       100%
12784 Perimeter Drive (i)     Dallas, TX                           1981       Light Industrial     4.57       95,671        86%
3000 West Commerce            Dallas, TX                           1980       Manufacturing       11.23      128,478       100%


                                                                                                  LAND
                                   LOCATION                      YEAR BUILT                       AREA                 OCCUPANCY AT
       BUILDING ADDRESS           CITY/STATE      ENCUMBRANCES   -RENOVATED    BUILDING TYPE     (ACRES)      GLA        12/31/03
-----------------------------  -----------------  ------------   ----------   ----------------   -------   ---------   ------------
DALLAS/FORT WORTH (CONT.)

3030 Hansboro                  Dallas, TX                           1971      Bulk Warehouse       3.71      100,000       100%
5222 Cockrell Hill             Dallas, TX                           1973      Manufacturing        4.79       96,506       100%
405-407 113th                  Arlington, TX                        1969      Light Industrial     2.75       60,000       100%
816 111th Street               Arlington, TX                        1972      Light Industrial     2.89       65,000       100%
7341 Dogwood Park              Richland Hills,TX                    1973      Light Industrial     1.09       20,045       100%
7427 Dogwood Park              Richland Hills,TX                    1973      Light Industrial     1.60       27,500       100%
7348-54 Tower Street           Richland Hills,TX                    1978      Light Industrial     1.09       20,107       100%
7370 Dogwood Park              Richland Hills,TX                    1987      Light Industrial     1.18       18,511       100%
7339-41 Tower Street           Richland Hills,TX                    1980      Light Industrial     0.95       17,600       100%
7437-45 Tower Street           Richland Hills,TX                    1977      Light Industrial     1.16       20,018       100%
7331-59 Airport Freeway        Richland Hills,TX                    1987      R&D/Flex             2.63       37,487       100%
7338-60 Dogwood Park           Richland Hills,TX                    1978      R&D/Flex             1.51       26,407       100%
7450-70 Dogwood Park           Richland Hills,TX                    1985      Light Industrial     0.88       18,004       100%
7423-49 Airport Freeway        Richland Hills,TX                    1985      R&D/Flex             2.39       33,388       100%
7400 Whitehall Street          Richland Hills,TX                    1994      Light Industrial     1.07       22,867       100%
1602-1654 Terre Colony         Dallas, TX                           1981      Bulk Warehouse       5.72      130,949        69%
3330 Duncanville Road          Dallas, TX                           1987      Reg. Warehouse       2.20       50,560       100%
6851-6909 Snowden Road         Fort Worth, TX                     1985/86     Bulk Warehouse      13.00      281,200       100%
2351-2355 Merritt Drive        Garland, TX                          1986      R&D/Flex             5.00       16,740       100%
10575 Vista Park               Dallas, TX                           1988      Reg. Warehouse       2.10       37,252       100%
701-735 North Plano Road       Richardson, TX                     1972/94     Bulk Warehouse       5.78      100,065       100%
2259 Merritt Drive             Garland, TX                          1986      R&D/Flex             1.90       16,740       100%
2260 Merritt Drive             Garland, TX                        1986/99     Reg. Warehouse       3.70       62,847       100%
2220 Merritt Drive             Garland, TX                       1986/2000    Reg. Warehouse       3.90       70,390       100%
2010 Merritt Drive             Garland, TX                          1986      Reg. Warehouse       2.80       57,392       100%
2363 Merritt Drive             Garland, TX                          1986      R&D/Flex             0.40       12,300       100%
2447 Merritt Drive             Garland, TX                          1986      R&D/Flex             0.40       12,300       100%
2465-2475 Merritt Drive        Garland, TX                          1986      R&D/Flex             0.50       16,740       100%
2485-2505 Merritt Drive        Garland, TX                          1986      Bulk Warehouse       5.70      108,550       100%
17919 Waterview Parkway        Dallas, TX                           1987      Reg. Warehouse       4.88       70,936       100%
2081 Hutton Drive-Bldg 1 (i)   Carrolton, TX                        1981      R&D/Flex             3.73       42,170       100%
2150 Hutton Drive              Carrolton, TX                        1980      Light Industrial     2.50       48,325       100%
2110 Hutton Drive              Carrolton, TX                        1985      R&D/Flex             5.83       59,528       100%
2025 McKenzie Drive            Carrolton, TX                        1985      Reg. Warehouse       3.81       73,556       100%
2019 McKenzie Drive            Carrolton, TX                        1985      Reg. Warehouse       3.93       80,780       100%
1420 Valwood-Bldg 1 (h)        Carrolton, TX                        1986      R&D/Flex             3.30       40,884        86%
1620 Valwood-Bldg 1 (i)        Carrolton, TX                        1986      Light Industrial     6.59      103,475       100%
1625 West Crosby Road          Carrolton, TX                        1988      Light Industrial     4.72       87,687       100%
2029-2035 McKenzie Drive       Carrolton, TX                        1985      Reg. Warehouse       3.30       81,924        87%
1840 Hutton Drive (h)          Carrolton, TX                        1986      R&D/Flex             5.83       93,132       100%
1420 Valwood-Bldg II           Carrolton, TX                        1986      Light Industrial     3.32       55,625       100%
2015 McKenzie Drive            Carrolton, TX                        1986      Light Industrial     3.38       73,187        62%
2009 McKenzie Drive            Carrolton, TX                        1987      Light Industrial     3.03       66,112        74%
900-1100 Avenue S              Grand Prairie, TX                    1985      Bulk Warehouse       5.50      122,881        80%
15001 Trinity Blvd             Fort Worth, TX                       1984      Light Industrial     4.70       83,473       100%
Plano Crossing (j)             Plano, TX                            1998      Light Industrial    13.66      215,672       100%
7413A-C Dogwood Park           Richland Hills,TX                    1990      Light Industrial     1.23       22,500       100%
7450 Tower Street              Richland Hills,TX                    1977      R&D/Flex             0.68       10,000       100%
7436 Tower Street              Richland Hills,TX                    1979      Light Industrial     0.89       15,000       100%
7501 Airport Freeway           Richland Hills,TX                    1983      Light Industrial     2.04       15,000       100%
7426 Tower Street              Richland Hills,TX                    1978      Light Industrial     1.06       19,780       100%
7427-7429 Tower Street         Richland Hills,TX                    1981      Light Industrial     1.02       20,000       100%
2840-2842 HandleyEderville Rd  Richland Hills,TX                    1977      R&D/Flex             1.25       20,260       100%
7451-7477 Airport Freeway      Richland Hills,TX                    1984      R&D/Flex             2.30       33,627        82%
7415 Whitehall Street          Richland Hills,TX                    1986      Light Industrial     3.95       61,260       100%
7450 Whitehall Street          Richland Hills,TX                    1978      Light Industrial     1.17       25,000       100%
7430 Whitehall Street          Richland Hills,TX                    1985      Light Industrial     1.06       24,600       100%
7420 Whitehall Street          Richland Hills,TX                    1985      Light Industrial     1.06       20,300       100%
300 Wesley Way                 Richland Hills,TX                    1995      Reg. Warehouse       2.59       41,340       100%
2104 Hutton Drive              Carrolton, TX                        1990      Light Industrial     1.70       24,800       100%
Addison Tech Ctr - Bldg B      Addison, TX                          2001      Reg. Warehouse       8.17      102,400        85%
7337 Dogwood Park              Richland Hills,TX                    1975      Light Industrial     1.14       21,000        95%
7334 Tower Street              Richland Hills,TX                    1975      Light Industrial     0.97       20,000       100%
7451 Dogwood Park              Richland Hills,TX                    1977      Light Industrial     1.85       39,674       100%
2821 Cullen Street             Fort Worth, TX                       1961      Light Industrial     0.84       17,877       100%
2105 McDaniel Drive            Carrolton, TX                        1986      Bulk Warehouse       4.59      107,915       100%
1505 Luna Road - Bldg II       Carrolton, TX                        1988      Light Industrial     1.00       16,800       100%
1505 Luna Road - Bldg I        Carrolton, TX                        1988      Light Industrial     2.97       49,791        70%
                                                                                                           ---------        ---
                                                                                SUBTOTAL OR AVERAGE        4,816,331        96%
                                                                                                           ---------        ---
DAYTON

6094-6104 Executive Boulevard  Huber Heights, OH                    1975      Light Industrial     3.33       43,200        97%
6202-6220 Executive Boulevard  Huber Heights, OH                    1996      Light Industrial     3.79       64,000       100%
6268-6294 Executive Boulevard  Huber Heights, OH                    1989      Light Industrial     4.03       60,800        79%
5749-5753 Executive Boulevard  Huber Heights, OH                    1975      Light Industrial     1.15       12,000        50%
6230-6266 Executive Boulevard  Huber Heights, OH                    1979      Light Industrial     5.30       84,000        82%
2200-2224 Sandridge Road       Moraine, OH                          1983      Light Industrial     2.96       58,746       100%
8119-8137 Uehling Lane         Dayton, OH                           1978      R&D/Flex             1.15       20,000       100%
                                                                                                           ---------        ---
                                                                              SUBTOTAL OR AVERAGE            342,746        90%
                                                                                                           ---------        ---


                                                                                                  LAND
                                     LOCATION                     YEAR BUILT                       AREA                 OCCUPANCY AT
       BUILDING ADDRESS             CITY/STATE     ENCUMBRANCES   -RENOVATED    BUILDING TYPE     (ACRES)      GLA        12/31/03
-----------------------------     --------------   ------------   ----------   ----------------   -------   ---------   ------------
DENVER

7100 North Broadway - Bldg.1      Denver, CO                         1978      Light Industrial    16.80       32,298       81%
7100 North Broadway - Bldg.2      Denver, CO                         1978      Light Industrial    16.90       32,500       82%
7100 North Broadway - Bldg.3      Denver, CO                         1978      Light Industrial    11.60       22,259       96%
7100 North Broadway - Bldg.5      Denver, CO                         1978      Light Industrial    15.00       28,789       69%
7100 North Broadway - Bldg.6      Denver, CO                         1978      Light Industrial    22.50       38,255       78%
20100 East 32nd Avenue Parkway    Aurora, CO                         1997      R&D/Flex             4.10       51,522       95%
5454 Washington                   Denver, CO                         1985      Light Industrial     4.00       34,740      100%
700 West 48th Street              Denver, CO                         1984      Light Industrial     5.40       53,431       85%
702 West 48th Street              Denver, CO                         1984      Light Industrial     5.40       23,820       87%
6425 North Washington             Denver, CO                         1983      R&D/Flex             4.05       81,120       81%
3370 North Peoria Street          Aurora, CO                         1978      R&D/Flex             1.64       25,538       78%
3390 North Peoria Street          Aurora, CO                         1978      R&D/Flex             1.46       22,699       72%
3508-3538 North Peoria Street     Aurora, CO                         1978      R&D/Flex             2.61       40,653       81%
3568 North Peoria Street          Aurora, CO                         1978      R&D/Flex             2.24       34,937       56%
4785 Elati                        Denver, CO                         1972      Light Industrial     3.34       34,777       90%
4770 Fox Street                   Denver, CO                         1972      Light Industrial     3.38       26,565      100%
1550 West Evans                   Denver, CO                         1975      Light Industrial     3.92       78,787       91%
3751 - 71 Revere Street           Denver, CO                         1980      Reg. Warehouse       2.41       55,027      100%
3871 Revere Street                Denver, CO                         1980      Reg. Warehouse       3.19       75,265      100%
4570 Ivy Street                   Denver, CO                         1985      Light Industrial     1.77       31,355      100%
5855 Stapleton Drive North        Denver, CO                         1985      Light Industrial     2.33       41,268      100%
5885 Stapleton Drive North        Denver, CO                         1985      Light Industrial     3.05       53,893      100%
5977-5995 North Broadway          Denver, CO                         1978      Light Industrial     4.96       50,280       80%
2952-5978 North Broadway          Denver, CO                         1978      Light Industrial     7.91       88,977       88%
6400 North Broadway               Denver, CO                         1982      Light Industrial     4.51       69,430      100%
4721 Ironton Street               Denver, CO                         1969      R&D/Flex             2.84       51,260      100%
7100 North Broadway - 7           Denver, CO                         1985      R&D/Flex             2.30       24,822       81%
7100 North Broadway - 8           Denver, CO                         1985      R&D/Flex             2.30        9,107      100%
6804 East 48th Avenue             Denver, CO                         1973      R&D/Flex             2.23       46,464       88%
445 Bryant Street                 Denver, CO                         1960      Light Industrial     6.31      292,471       94%
East 47th Drive -A                Denver, CO                         1997      R&D/Flex             3.00       51,210       87%
9500 W. 49th Street - A           Wheatridge, CO                     1997      Light Industrial     1.74       19,217      100%
9500 W. 49th Street - B           Wheatridge, CO                     1997      Light Industrial     1.74       16,441      100%
9500 W. 49th Street - C           Wheatridge, CO                     1997      R&D/Flex             1.74       29,174       59%
9500 W. 49th Street - D           Wheatridge, CO                     1997      Light Industrial     1.74       41,615      100%
8100 South Park Way - A           Littleton, CO                      1997      R&D/Flex             3.33       52,581       72%
8100 South Park Way - B           Littleton, CO                      1984      R&D/Flex             0.78       12,204      100%
8100 South Park Way - C           Littleton, CO                      1984      Light Industrial     4.28       67,520      100%
451-591 East 124th Avenue         Littleton, CO                      1979      Light Industrial     4.96       59,711      100%
608 Garrison Street               Lakewood, CO                       1984      R&D/Flex             2.17       25,075       81%
610 Garrison Street               Lakewood, CO                       1984      R&D/Flex             2.17       24,965       86%
1111 West Evans (A&C)             Denver, CO                         1986      Light Industrial     2.00       36,894      100%
1111 West Evans (B)               Denver, CO                         1986      Light Industrial     0.50        4,725      100%
15000 West 6th Avenue             Golden, CO                         1985      R&D/Flex             5.25       69,279       71%
14998 West 6th Avenue Building E  Golden, CO                         1995      R&D/Flex             2.29       42,832       79%
14998 West 6th Avenue Building F  Englewood, CO                      1995      R&D/Flex             2.29       20,424      100%
12503 East Euclid Drive           Denver, CO                         1986      R&D/Flex            10.90       97,871       56%
6547 South Racine Circle          Englewood, CO                      1996      Light Industrial     3.92       59,918       89%
7800 East Iliff Avenue            Denver, CO                         1983      R&D/Flex             3.06       22,296       39%
2369 South Trenton Way            Denver, CO                         1983      R&D/Flex             4.80       33,108      100%
2422 South Trenton Way            Denver, CO                         1983      R&D/Flex             3.94       27,413       49%
2452 South Trenton Way            Denver, CO                         1983      R&D/Flex             6.78       47,931       75%
1600 South Abilene                Aurora, CO                         1986      R&D/Flex             3.53       47,930       40%
1620 South Abilene                Aurora, CO                         1986      Light Industrial     2.04       27,666      100%
1640 South Abilene                Aurora, CO                         1986      Light Industrial     2.80       37,948      100%
13900 East Florida Avenue         Aurora, CO                         1986      R&D/Flex             1.44       19,493      100%
14401-14492 East 33rd Place       Aurora, CO                         1979      Bulk Warehouse       4.75      100,100      100%
11701 East 53rd Avenue            Denver, CO                         1985      Reg. Warehouse       4.19       81,981      100%
5401 Oswego Street                Denver, CO                         1985      Reg. Warehouse       2.80       54,738      100%
3811 Joliet                       Denver, CO                         1977      R&D/Flex            14.24      124,290      100%
2630 West 2nd Avenue              Denver, CO                         1970      Light Industrial     0.50        8,260      100%
2650 West 2nd Avenue              Denver, CO                         1970      Light Industrial     2.80       36,081      100%
14818 West 6th Avenue Bldg.A      Golden, CO                         1985      R&D/Flex             2.54       39,776       76%
14828 West 6th Avenue Bldg.B      Golden, CO                         1985      R&D/Flex             2.54       41,805       89%
12055 E. 49th Ave/4955 Peoria     Denver, CO                         1984      R&D/Flex             3.09       49,575       88%
4940-4950 Paris                   Denver, CO                         1984      R&D/Flex             1.58       25,290      100%
4970 Paris                        Denver, CO                         1984      R&D/Flex             0.98       15,767      100%
5010 Paris                        Denver, CO                         1984      R&D/Flex             0.92       14,822      100%
7367 South Revere Parkway         Englewood, CO                      1997      Bulk Warehouse       8.50      102,839       86%
10311 W. Hampden Avenue           Lakewood, CO                       1999      Light                4.40       52,227       82%
8200 E. Park Meadows Drive (h)    Lone Tree, CO                      1984      R&D Flex             6.60       90,219       77%
3250 Quentin (h)                  Aurora, CO                      1984/2000    Light                8.90      144,464       95%
11585 E. 53rd Ave. (h)            Denver, CO                         1984      Bulk Warehouse      15.10      335,967      100%
10500 East 54th Ave. (i)          Denver, CO                         1986      Light                9.12      178,148       98%

                                                                                                            ---------        --
                                                                               SUBTOTAL OR AVERAGE          4,044,099        90%
                                                                                                            ---------        --
DES MOINES

2250 Delaware Ave.                Des Moines, IA                     1975      Reg. Warehouse       4.20       88,000        32%
                                                                                                            ---------        --
                                                                              SUBTOTAL OR AVERAGE              88,000        32%
                                                                                                            ---------        --

                                 LOCATION                      YEAR BUILT-                     LAND AREA              OCCUPANCY AT
    BUILDING ADDRESS            CITY/STATE       ENCUMBRANCES   ENOVATED    BUILDING TYPE       (ACRES)      GLA        12/31/03
-------------------------  --------------------  ------------  -----------  ----------------   ---------   --------   ------------
DETROIT
1731 Thorncroft            Troy, MI                               1969      Light Industrial     2.26       38,000        100%
1653 E. Maple              Troy, MI                               1990      R&D/Flex             1.38       23,392        100%
47461 Clipper              Plymouth, MI                           1992      Light Industrial     1.10       11,600        100%
47522 Galleon              Plymouth, MI                           1990      Light Industrial     0.90       13,507        100%
238 Executive Drive        Troy, MI                               1973      Light Industrial     1.32       13,740        100%
256 Executive Drive        Troy, MI                               1974      Light Industrial     1.12       11,273        100%
301 Executive Drive        Troy, MI                               1974      Light Industrial     1.27       20,411        100%
449 Executive Drive        Troy, MI                               1975      Reg.  Warehouse      2.12       33,001        100%
501 Executive Drive        Troy, MI                               1984      Light Industrial     1.57       18,061        100%
451 Robbins Drive          Troy, MI                               1975      Light Industrial     1.88       28,401        100%
1035 Crooks Road           Troy, MI                               1980      Light Industrial     1.74       23,320        100%
1095 Crooks Road           Troy, MI                               1986      R&D/Flex             2.83       35,042        100%
1416 Meijer Drive          Troy, MI                               1980      Light Industrial     1.20       17,944        100%
1624 Meijer Drive          Troy, MI                               1984      Light Industrial     3.42       44,040        100%
1972 Meijer Drive          Troy, MI                               1985      Reg.  Warehouse      2.36       37,075        100%
1621 Northwood Drive       Troy, MI                               1977      Bulk  Warehouse      1.54       24,900        100%
1707 Northwood Drive       Troy, MI                               1983      Light Industrial     1.69       28,750        100%
1788 Northwood Drive       Troy, MI                               1977      Light Industrial     1.55       12,480        100%
1821 Northwood Drive       Troy, MI                               1977      Reg. Warehouse       2.07       35,050        100%
1826 Northwood Drive       Troy, MI                               1977      Light Industrial     1.22       12,480        100%
1864 Northwood Drive       Troy, MI                               1977      Light Industrial     1.55       12,480        100%
2277 Elliott Avenue        Troy, MI                               1975      Light Industrial     0.96       12,612        100%
2451 Elliott Avenue        Troy, MI                               1974      Light Industrial     1.68       24,331        100%
2730 Research Drive        Rochester Hills, MI                    1988      Reg. Warehouse       3.52       57,850        100%
2791 Research Drive        Rochester Hills, MI                    1991      Reg. Warehouse       4.48       64,199        100%
2871 Research Drive        Rochester Hills, MI                    1991      Reg. Warehouse       3.55       49,543        100%
2911 Research Drive        Rochester Hills, MI                    1992      Reg. Warehouse       5.72       80,078        100%
3011 Research Drive        Rochester Hills, MI                    1988      Reg. Warehouse       2.55       32,637        100%
2870 Technology Drive      Rochester Hills, MI                    1988      Light Industrial     2.41       24,445        100%
2900 Technology Drive      Rochester Hills, MI                    1992      Reg. Warehouse       2.15       31,047        100%
2920 Technology Drive      Rochester Hills, MI                    1992      Light Industrial     1.48       19,011        100%
2930 Technology Drive      Rochester Hills, MI                    1991      Light Industrial     1.41       17,994        100%
2950 Technology Drive      Rochester Hills, MI                    1991      Light Industrial     1.48       19,996        100%
23014 Commerce Drive       Farmington Hills, MI                   1983      R&D/Flex             0.65        7,200        100%
23028 Commerce Drive       Farmington Hills, MI                   1983      Light Industrial     1.26       20,265        100%
23035 Commerce Drive       Farmington Hills, MI                   1983      Light Industrial     1.23       15,200        100%
23042 Commerce Drive       Farmington Hills, MI                   1983      R&D/Flex             0.75        8,790        100%
23065 Commerce Drive       Farmington Hills,MI                    1983      Light Industrial     0.91       12,705        100%
23070 Commerce Drive       Farmington Hills, MI                   1983      R&D/Flex             1.43       16,765        100%
23079 Commerce Drive       Farmington Hills, MI                   1983      Light Industrial     0.85       10,830         0%
23093 Commerce Drive       Farmington Hills, MI                   1983      Reg. Warehouse       3.87       49,040        100%
23135 Commerce Drive       Farmington Hills, MI                   1986      Light Industrial     2.02       23,969        100%
23163 Commerce Drive       Farmington Hills, MI                   1986      Light Industrial     1.51       19,020        100%
23177 Commerce Drive       Farmington Hills, MI                   1986      Light Industrial     2.29       32,127        100%
23206 Commerce Drive       Farmington Hills, MI                   1985      Light Industrial     1.30       19,822        100%
23370 Commerce Drive       Farmington Hills, MI                   1980      Light Industrial     0.67        8,741        100%
1451 East Lincoln Avenue   Madison Heights,                       1967      Light Industrial     3.92       75,000        100%
4400 Purks Drive           Auburn Hills, MI                       1987      Light Industrial    13.04      4157,100       100%
4177A Varsity Drive        Ann Arbor, MI                          1993      Light Industrial     2.48       11,050        100%
6515 Cobb Drive            Sterling Height, MI                    1984      Light Industrial     2.91       47,597        100%
32450 N. Avis Drive        Madison Heights, MI                    1974      Light Industrial     3.23       55,820        100%
12050-12300 Hubbard  (h)   Livonia, MI                            1981      Light Industrial     6.10       85,086         91%
38300 Plymouth             Livonia, MI                            1997      Bulk Warehouse       6.95      127,800        100%
12707 Eckles Road          Plymouth, MI                           1990      Light Industrial     2.62       42,300        100%
9300-9328 Harrison Rd.     Romulus, MI                            1978      Light Industrial     2.53       29,286         75%
9330-9358 Harrison Rd.     Romulus, MI                            1978      Light Industrial     2.53       29,280         75%
28420-28448 Highland Rd    Romulus, MI                            1979      Light Industrial     2.53       29,280        100%
28450-28478 Highland Rd    Romulus, MI                            1979      Light Industrial     2.53       29,340        100%
28421-28449 Highland Rd    Romulus, MI                            1980      Light Industrial     2.53       29,285        100%
28451-28479 Highland Rd    Romulus, MI                            1980      Light Industrial     2.53       29,280         25%
28825-28909 Highland Rd    Romulus, MI                            1981      Light Industrial     2.53       29,284         56%
28933-29017 Highland Rd    Romulus, MI                            1982      Light Industrial     2.53       29,280         88%
28824-28908 Highland Rd    Romulus, MI                            1982      Light Industrial     2.53       29,280        100%
28932-29016 Highland Rd    Romulus, MI                            1982      Light Industrial     2.53       29,280        100%
9710-9734 Harrison Road    Romulus, MI                            1987      Light Industrial     2.22       25,925          0%
9740-9772 Harrison Road    Romulus, MI                            1987      Light Industrial     2.53       29,548        100%
9840-9868 Harrison Road    Romulus, MI                            1987      Light Industrial     2.53       29,280        100%
9800-9824 Harrison Road    Romulus, MI                            1987      Light Industrial     2.22       25,620        100%
29265-29285 Airport Drive  Romulus, MI                            1983      Light Industrial     2.05       23,707        100%
29185-29225 Airport Drive  Romulus, MI                            1983      Light Industrial     3.17       36,658        100%
29149-29165 Airport Drive  Romulus, MI                            1984      Light Industrial     2.89       33,440        100%
29101-29115 Airport Drive  Romulus, MI                            1985      R&D/Flex             2.53       29,287         83%
29031-29045 Airport Drive  Romulus, MI                            1985      Light Industrial     2.53       29,280        100%
29050-29062 Airport Drive  Romulus, MI                            1986      Light Industrial     2.22       25,837         86%
29120-29134 Airport Drive  Romulus, MI                            1986      Light Industrial     2.53       29,282        100%
29200-29214 Airport Drive  Romulus, MI                            1985      Light Industrial     2.53       29,282        100%


                                                                                                  LAND
                                    LOCATION                     YEAR BUILT                       AREA                 OCCUPANCY AT
       BUILDING ADDRESS            CITY/STATE     ENCUMBRANCES   -RENOVATED    BUILDING TYPE     (ACRES)      GLA        12/31/03
--------------------------       --------------   ------------   ----------   ----------------   -------   ---------   ------------
DETROIT (CONT.)
9301-9339 Middlebelt Road        Romulus, MI                        1983      R&D/Flex             1.29       15,173        75%
26980 Trolley Industrial Drive   Taylor, MI                         1997      Bulk Warehouse       5.43      102,400       100%
32975 Capitol Avenue             Livonia, MI                        1978      R&D/Flex             0.99       18,465       100%
2725 S. Industrial Highway       Ann Arbor, MI                      1997      Light Industrial     2.63       37,875        23%
32920 Capitol Avenue             Livonia, MI                        1973      Reg. Warehouse       0.47        8,000       100%
11862 Brookfield Avenue          Livonia, MI                        1972      Light Industrial     0.92       14,600       100%
11923 Brookfield Avenue          Livonia, MI                        1973      Light Industrial     0.76       14,600       100%
11965 Brookfield Avenue          Livonia, MI                        1973      Light Industrial     0.88       14,600       100%
13405 Stark Road                 Livonia, MI                        1980      Light Industrial     0.65        9,750        0%
1170 Chicago Road                Troy, MI                           1983      Light Industrial     1.73       21,500       100%
1200 Chicago Road                Troy, MI                           1984      Light Industrial     1.73       26,210       100%
450 Robbins Drive                Troy, MI                           1976      Light Industrial     1.38       19,050       100%
1230 Chicago Road                Troy, MI                           1996      Reg. Warehouse       2.10       30,120       100%
12886 Westmore Avenue            Livonia, MI                        1981      Light Industrial     1.01       18,000       100%
12898 Westmore Avenue            Livonia, MI                        1981      Light Industrial     1.01       18,000        0%
33025 Industrial Road            Livonia, MI                        1980      Light Industrial     1.02        6,250       100%
47711 Clipper Street             Plymouth Twsp, MI                  1996      Reg. Warehouse       2.27       36,926       100%
32975 Industrial Road            Livonia, MI                        1984      Light Industrial     1.19       21,000       100%
32985 Industrial Road            Livonia, MI                        1985      Light Industrial     0.85       12,040       100%
32995 Industrial Road            Livonia, MI                        1983      Light Industrial     1.11       14,280       100%
12874 Westmore Avenue            Livonia, MI                        1984      Light Industrial     1.01       16,000       100%
33067 Industrial Road            Livonia, MI                        1984      Light Industrial     1.11       18,640        0%
1775 Bellingham                  Troy, MI                           1987      R&D/Flex             1.88       28,900       100%
1785 East Maple                  Troy, MI                           1985      Light Industrial     0.80       10,200       100%
1807 East Maple                  Troy, MI                           1984      R&D/Flex             2.15       28,100       100%
980 Chicago Road                 Troy, MI                           1985      Light Industrial     1.09       14,280       100%
1840 Enterprise Drive            Rochester Hills, MI                1990      R&D/Flex             2.42       33,240        42%
1885 Enterprise Drive            Rochester Hills, MI                1990      Light Industrial     1.47       19,604       100%
1935-55 Enterprise Drive         Rochester Hills, MI                1990      R&D/Flex             4.54       53,400       100%
5500 Enterprise Court            Warren, MI                         1989      R&D/Flex             3.93       53,900       100%
750 Chicago Road                 Troy, MI                           1986      Light Industrial     1.54       26,709        0%
800 Chicago Road                 Troy, MI                           1985      Light Industrial     1.48       24,340       100%
850 Chicago Road                 Troy, MI                           1984      Light Industrial     0.97       16,049       100%
2805 S. Industrial Highway       Ann Arbor, MI                      1990      R&D/Flex             1.70       24,458        90%
6833 Center Drive                Sterling Heights, MI               1998      Reg. Warehouse       4.42       66,132       100%
32201 North Avis Drive           Madison Heights, MI                1974      R&D/Flex             4.19       50,000       100%
1100 East Mandoline Road         Madison Heights, MI                1967      Bulk Warehouse       8.19      117,903        65%
30081 Stephenson Highway         Madison Heights, MI                1967      Light Industrial     2.50       50,750       100%
1120 John A. Papalas Drive (i)   Lincoln Park, MI                   1985      Light Industrial    10.30      120,410       100%
4872 S. Lapeer Road              Lake Orion Twsp, MI                1999      Bulk Warehouse       9.58      125,605       100%
775 James L. Hart Parkway        Ypsilanti, MI                      1999      Reg. Warehouse       7.65       55,535       100%
22701 Trolley Industrial         Taylor, MI                         1999      Bulk Warehouse       9.12      160,035       100%
1400 Allen Drive                 Troy, MI                           1979      Reg. Warehouse       1.98       27,280       100%
1408 Allen Drive                 Troy, MI                           1979      Light Industrial     1.44       19,704       100%
1305 Stephenson Hwy              Troy, MI                           1979      Reg. Warehouse       3.42       47,000       100%
32505 Industrial Drive           Madison Heights, MI                1979      Light Industrial     3.07       47,013        0%
1799-1813 Northfield Drive (h)   Rochester Hills, MI                1980      Light Industrial     4.22       67,360        69%
                                                                                                           ---------        --
                                                                              SUBTOTAL OR AVERAGE          4,196,324        92%
                                                                                                           ---------        --
GRAND RAPIDS
5050 Kendrick Court SE           Grand Rapids, MI                   1988      Manufacturing       26.94      413,500       100%
5015 52nd Street SE              Grand Rapids, MI                   1987      Light Industrial     4.50       61,250       100%
                                                                                                           ---------        --
                                                                              SUBTOTAL OR AVERAGE            474,750       100%
                                                                                                           ---------        --
HOUSTON
2102-2314 Edwards Street         Houston, TX                        1961      Bulk Warehouse       5.02      115,248       100%
4545 Eastpark Drive              Houston, TX                        1972      Reg. Warehouse       3.80       81,295       100%
3351 Rauch Street                Houston, TX                        1970      Reg. Warehouse       4.04       82,500       100%
3851 Yale Street                 Houston, TX                        1971      Bulk Warehouse       5.77      132,554        67%
3337-3347 Rauch Street           Houston, TX                        1970      Reg. Warehouse       2.29       53,425       100%
8505 North Loop East             Houston, TX                        1981      Bulk Warehouse       4.99      107,769       100%
4749-4799 Eastpark Dr.           Houston, TX                        1979      Bulk Warehouse       7.75      182,563        79%
4851 Homestead Road              Houston, TX                        1973      Bulk Warehouse       3.63      142,250        85%
3365-3385 Rauch Street           Houston, TX                        1970      Reg. Warehouse       3.31       82,140        83%
5050 Campbell Road               Houston, TX                        1970      Bulk Warehouse       6.10      121,875        66%
4300 Pine Timbers                Houston, TX                        1980      Bulk Warehouse       4.76      113,400        58%
7901 Blankenship                 Houston, TX                        1972      Light Industrial     2.17       48,000        0%
2500-2530 Fairway Park           Houston, TX                        1974      Bulk Warehouse       8.72      213,638       100%
6550 Longpointe                  Houston, TX                        1980      Bulk Warehouse       4.13       97,700        76%
1815 Turning Basin Drive         Houston, TX                        1980      Bulk Warehouse       6.34      139,630       100%
1819 Turning Basin Drive         Houston, TX                        1980      Light Industrial     2.85       65,494       100%
1805 Turning Basin Drive         Houston, TX                        1980      Bulk Warehouse       7.60      155,250       100%
7000 Empire Drive                Houston, TX                        1980      R&D/Flex             6.25       95,073        85%
9777 West Gulfbank Drive         Houston, TX                        1980      Light Industrial    15.45      252,242        90%
9835 A Genard Road               Houston, TX                        1980      Bulk Warehouse      39.20      417,350        72%
9835 B Genard Road               Houston, TX                        1980      Reg. Warehouse       6.40       66,600       100%
10161 Harwin Drive               Houston, TX                      1979/1981   R & D/Flex           5.27       73,052        77%
10165 Harwin Drive               Houston, TX                      1979/1981   R & D/Flex           2.31       33,238        39%
10175 Harwin Drive               Houston, TX                      1797/1981   Light Industrial     2.85       39,475        93%


                                                                                                  LAND
                                    LOCATION                     YEAR BUILT                       AREA                 OCCUPANCY AT
       BUILDING ADDRESS            CITY/STATE     ENCUMBRANCES   -RENOVATED    BUILDING TYPE     (ACRES)      GLA        12/31/03
-----------------------------    --------------   ------------   ----------   ----------------   -------   ---------   ------------
HOUSTON
10325-10415 Landsbury Dr (i)     Houston, TX                        1982      Light Industrial   265.00      131,000       90%
8705 City Park Loop              Houston, TX                        1982      Bulk Warehouse       7.06      191,537      100%
15340 Vantage Parkway            Houston, TX                        1984      R & D/Flex           1.70       20,000      100%
15431 Vantage Parkway            Houston, TX                        1981      Light Industrial     2.50       56,700      100%
                                                                                                           ---------       --
                                                                              SUBTOTAL OR AVERAGE          3,310,998       85%
                                                                                                           ---------       --
INDIANAPOLIS
2900 North Shadeland             Indianapolis, IN                 1957/1992   Bulk Warehouse      60.00      933,439        46%
2400 North Shadeland             Indianapolis, IN                   1970      Reg. Warehouse       2.45       40,000        50%
2402 North Shadeland             Indianapolis, IN                   1970      Bulk Warehouse       7.55      121,539       100%
7901 West 21st Street            Indianapolis, IN                   1985      Bulk Warehouse      12.00      353,000       100%
1445 Brookville Way              Indianapolis, IN                   1989      Bulk Warehouse       8.79      115,200        73%
1440 Brookville Way              Indianapolis, IN                   1990      Bulk Warehouse       9.64      166,400       100%
1240 Brookville Way              Indianapolis, IN                   1990      Light Industrial     3.50       63,000       100%
1220 Brookville Way              Indianapolis, IN                   1990      R&D/Flex             2.10       10,000       100%
1345 Brookville Way              Indianapolis, IN     (b)           1992      Bulk Warehouse       5.50      130,736        94%
1350 Brookville Way              Indianapolis, IN                   1994      Reg. Warehouse       2.87       38,460       100%
1341 Sadlier Circle East Drive   Indianapolis, IN     (b)        1971/1992    Light Industrial     2.03       32,400         0%
1322-1438 Sadlier Circle East Dr Indianapolis, IN     (b)        1971/1992    Light Industrial     3.79       36,000        93%
1327-1441 Sadlier Circle East Dr Indianapolis, IN     (b)           1992      Light Industrial     5.50       54,000        87%
1304 Sadlier Circle East Drive   Indianapolis, IN     (b)        1971/1992    Reg. Warehouse       2.42       17,600       100%
1402 Sadlier Circle East Drive   Indianapolis, IN     (b)        1970/1992    Light Industrial     4.13       40,800        62%
1504 Sadlier Circle East Drive   Indianapolis, IN     (b)        1971/1992    Manufacturing        4.14       54,000       100%
1311 Sadlier Circle East Drive   Indianapolis, IN     (b)        1971/1992    R&D/Flex             1.78       13,200       100%
1365 Sadlier Circle East Drive   Indianapolis, IN     (b)        1971/1992    Light Industrial     2.16       30,000       100%
1352-1354 Sadlier Circle E. Dr   Indianapolis, IN     (b)        1970/1992    Light Industrial     3.50       44,000       100%
1335 Sadlier Circle East Drive   Indianapolis, IN     (b)        1971/1992    R&D/Flex             1.20       20,000       100%
1327 Sadlier Circle East Drive   Indianapolis, IN     (b)        1971/1992    Reg. Warehouse       1.20       12,800       100%
1425 Sadlier Circle East Drive   Indianapolis, IN     (b)        1971/1992    R&D/Flex             2.49        5,000       100%
1230 Brookville Way              Indianapolis, IN                   1995      Reg. Warehouse       1.96       15,000       100%
6951 East 30th Street            Indianapolis, IN                   1995      Light Industrial     3.81       44,000        75%
6701 East 30th Street            Indianapolis, IN                   1995      Light Industrial     3.00        7,820       100%
6737 East 30th Street            Indianapolis, IN                   1995      Reg. Warehouse      11.01       87,500       100%
1225 Brookville Way              Indianapolis, IN                   1997      Light Industrial     1.00       10,000       100%
6555 East 30th Street            Indianapolis, IN                 1969/1981   Bulk Warehouse      22.00      331,826        92%
2432-2436 Shadeland              Indianapolis, IN                   1968      Light Industrial     4.57       70,560        88%
8402-8440 East 33rd Street       Indianapolis, IN                   1977      Light Industrial     4.70       55,200        66%
8520-8630 East 33rd Street       Indianapolis, IN                   1976      Light Industrial     5.30       81,000        44%
8710-8768 East 33rd Street       Indianapolis, IN                   1979      Light Industrial     4.70       43,200        70%
3316-3346 North Pagosa Court     Indianapolis, IN                   1977      Light Industrial     5.10       81,000        58%
3331 Raton Court                 Indianapolis, IN                   1979      Light Industrial     2.80       35,000       100%
6751 East 30th Street            Indianapolis, IN                   1997      Bulk Warehouse       6.34      100,000       100%
9200 East 146th Street           Noblesville, IN                  1961/1981   Bulk Warehouse      21.65      150,488        60%
9210 East 146th Street           Noblesville, IN                    1978      Reg. Warehouse      11.91       23,950       100%
6575 East 30th Street            Indianapolis, IN                   1998      Bulk Warehouse       4.00       60,000       100%
6585 East 30th Street            Indianapolis, IN                   1998      Bulk Warehouse       6.00      100,000       100%
9910 North by Northeast Blvd.    Fishers, IN                        1994      Bulk Warehouse       8.40      192,000       100%
6041 Guion Road                  Indianapolis, IN                   1968      Light Industrial     2.80       40,000       100%
8219 Northwest Blvd.             Indianapolis, IN                   1990      Bulk Warehouse       8.67      204,000       100%
                                                                                                           ---------        --
                                                                              SUBTOTAL OR AVERAGE          4,064,118        79%
                                                                                                           ---------        --

LOS ANGELES
6407-6419 Alondra Blvd.          Paramount, CA                      1985      Light Industrial     0.90       16,392       100%
6423-6431 Alondra Blvd.          Paramount., CA                     1985      Light Industrial     0.76       13,765       100%
15101-15141 Figueroa St. (h)     Los Angeles, CA                    1982      Reg. Warehouse       4.70      129,600        80%
20816-18 Higgins Court           Torrance, CA                       1981      Light Industrial     0.35        7,300       100%
21136 South Wilmington Ave.      Carson, CA                         1989      Bulk Warehouse       6.02      115,702        93%
19914 Via Baron Way              Rancho Dominguez CA   (a)          1973      Bulk Warehouse      11.69      234,800       100%
2035 E. Vista Bella Way          Rancho Dominguez,CA   (c)          1972      Bulk Warehouse      14.15      230,000       100%
14912 Shoemaker Ave.             Sante Fe Springs, CA               1967      R&D/Flex             0.25        5,121       100%
14920 Shoemaker Ave.             Sante Fe Springs, CA               1967      R&D/Flex             0.23        4,600       100%
14928 Shoemaker Ave.             Sante Fe Springs, CA               1967      R&D/Flex             0.23        4,600         0%
14938 Shoemaker Ave.             Sante Fe Springs, CA               1967      R&D/Flex             0.23        4,600       100%
14944 Shoemaker Ave.             Sante Fe Springs, CA               1978      Light Industrial     1.99       40,015        82%
14946 Shoemaker Ave.             Sante Fe Springs, CA               1978      Light Industrial     1.68       33,769        88%
14948 Shoemaker Ave.             Sante Fe Springs, CA               1978      Light Industrial     0.61       12,300       100%
14141 Alondra Blvd.              Sante Fe Springs, CA               1969      Bulk Warehouse      23.90      396,095       100%
12616 Yukon Ave.                 Hawthorne, CA                      1987      Reg. Warehouse       1.89       43,676       100%
3355 El Segundo Blvd. (i)        Hawthorne, CA                      1959      Light Industrial     2.79       56,353       100%
12621 Cerise                     Hawthorne, CA                      1959      Light Industrial     1.11       27,000       100%
42374 Avenida Alvarado (i)       Temecula, CA                       1987      Reg. Warehouse       5.00      103,008       100%
333 Turnbill Canyon Road         City of Industry, CA            1968/1985    Bulk Warehouse       6.61      116,000       100%
                                                                                                           ---------        --
                                                                              SUBTOTAL OR AVERAGE          1,594,696        97%
                                                                                                           ---------        --
LOUISVILLE
9001 Cane Run Road               Louisville, KY                     1998      Bulk Warehouse      39.60      212,500        76%
7700 Trade Port Drive            Louisville, KY                     2001      Bulk Warehouse      13.60      221,000       100%
                                                                                                           ---------       ---
                                                                              SUBTOTAL OR AVERAGE            433,500       100%
                                                                                                           ---------       ---


                                                                                                  LAND
                                    LOCATION                     YEAR BUILT                       AREA                 OCCUPANCY AT
       BUILDING ADDRESS            CITY/STATE     ENCUMBRANCES   -RENOVATED    BUILDING TYPE     (ACRES)      GLA        12/31/03
-----------------------------    --------------   ------------   ----------   ----------------   -------   ---------   ------------
MILWAUKEE

N25 W23050 Paul Road             Pewaukee, WI                       1989      R&D/Flex             4.50       37,765        0%
N25 W23255 Paul Road             Pewaukee, WI                       1987      R&D/Flex             4.80       55,940       100%
N27 W23293 Roundy Drive          Pewaukee, WI                       1989      Reg. Warehouse       3.64       39,468       100%
6523 N. Sydney Place             Glendale, WI                       1978      Light Industrial     4.00       43,440       100%
8800 W. Bradley                  Milwaukee, WI                      1982      Light Industrial     8.00       77,621       100%
4560 North 124th Street          Wauwatosa, WI                      1976      Light Industrial     1.31       25,000       100%
4410-80 North 132nd Street       Butler, WI                         1999      Bulk Warehouse       4.90      100,000        99%
                                                                                                           ---------        --
                                                                              SUBTOTAL OR AVERAGE            379,234        90%
                                                                                                           ---------        --
MINNEAPOLIS/ST. PAUL
2700 Freeway Boulevard           Brooklyn Center, MN                1981      Light Industrial     7.76       78,740       100%
6507-6545 Cecilia Circle         Bloomington, MN                    1980      Manufacturing        9.65       74,118        84%
6201 West 111th Street           Bloomington, MN                    1987      Bulk Warehouse      37.00      424,866       100%
6403-6545 Cecilia Drive          Bloomington, MN                    1980      Light Industrial     9.65       87,560        93%
6925-6943 Washington Avenue      Edina, MN                          1972      Manufacturing        2.75       37,625        63%
6955-6973 Washington Avenue      Edina, MN                          1972      Manufacturing        2.25       31,189        73%
7251-7267 Washington Avenue      Edina, MN                          1972      Light Industrial     1.82       26,265        74%
7301-7325 Washington Avenue      Edina, MN                          1972      Light Industrial     1.92       27,297       100%
7101 Winnetka Avenue North       Brooklyn Park, MN                  1990      Bulk Warehouse      14.18      268,168        65%
7600 Golden Triangle Drive       Eden Prairie, MN                   1989      R&D/Flex             6.79       74,148       100%
9901 West 74th Street            Eden Prairie, MN                  1983/88    Reg. Warehouse       8.86      153,813       100%
12220-12222 Nicollet Avenue      Burnsville, MN                    1989/90    Light Industrial     1.80       17,116       100%
12250-12268 Nicollet Avenue      Burnsville, MN                    1989/90    Light Industrial     4.30       42,365       100%
12224-12226 Nicollet Avenue      Burnsville, MN                    1989/90    R&D/Flex             2.40       23,300        43%
980 Lone Oak Road                Eagan, MN                          1992      Reg. Warehouse      11.40      154,950        74%
990 Lone Oak Road                Eagan, MN                          1989      Reg. Warehouse      11.41      153,607        94%
1030 Lone Oak Road               Eagan, MN                          1988      Light Industrial     6.30       83,076        91%
1060 Lone Oak Road               Eagan, MN                          1988      Light Industrial     6.50       82,728       100%
5400 Nathan Lane                 Plymouth, MN                       1990      Light Industrial     5.70       72,089       100%
10120 W. 76th Street             Eden Prairie, MN                   1987      Light Industrial     4.52       59,030       100%
7615 Golden Triangle             Eden Prairie, MN                   1987      Light Industrial     4.61       52,816       100%
7625 Golden Triangle Drive       Eden Prairie, MN                   1987      Light Industrial     4.61       73,168        76%
2605 Fernbrook Lane North        Plymouth, MN                       1987      R&D/Flex             6.37       80,766       100%
12155 Nicollet Avenue            Burnsville, MN                     1995      Reg. Warehouse       5.80       48,000       100%
6655 Wedgewood Road              Maple Grove, MN                    1989      Manufacturing       17.88      123,815        96%
900 Apollo Road                  Egan, MN                           1970      Manufacturing       39.00      312,265       100%
7316 Aspen Lane North            Brooklyn Park, MN                  1978      Manufacturing        6.63       96,000       100%
73rd Avenue North                Brooklyn Park, MN                  1995      R&D/Flex             4.46       59,782        57%
1905 W. Country Road C           Roseville, MN                      1993      R&D/Flex             4.60       47,735        70%
2720 Arthur Street               Roseville, MN                      1995      R&D/Flex             6.06       74,337        74%
10205 51st Avenue North          Plymouth, MN                       1990      Reg. Warehouse       2.00       30,476        0%
4100 Peavey Road                 Chaska, MN                         1988      Manufacturing        8.27       78,029        80%
11300 Hampshire Ave. South       Bloomington, MN                    1983      Bulk Warehouse       9.94      145,210       100%
375 Rivertown Drive              Woodbury, MN                       1996      Bulk Warehouse      11.33      251,968       100%
5205 Highway 169                 Plymouth, MN                       1960      Light Industrial     7.92       98,844        83%
6451-6595 Citywest Parkway       Eden Prairie, MN                   1984      R&D/Flex             6.98       82,769        93%
7500-7546 Washington Square      Eden Prairie, MN                   1975      Light Industrial     5.40       46,285        63%
7550-7558 Washington Square      Eden Prairie, MN                   1975      Light Industrial     2.70       31,839       100%
5240-5300 Valley IndustrialBlvd  Shakopee, MN                       1973      Light Industrial     9.06       80,001        41%
7125 Northland Terrace           Brooklyn Park, MN                  1996      R&D/Flex             5.89       79,958       100%
6900 Shady Oak Road              Eden Prairie,  MN                  1980      R&D/Flex             4.60       49,190       100%
6477-6525 City West Parkway      Eden Prairie, MN                   1984      R&D/Flex             7.00       89,229        84%
1157 Valley Park Drive           Shakopee, MN                       1997      Bulk Warehouse       9.97      126,120        95%
500-530 Kasota Avenue SE         Minneapolis, MN                    1976      Manufacturing        4.47       89,161        80%
770-786 Kasota Avenue SE         Minneapolis, MN                    1976      Manufacturing        3.16       56,388       100%
800 Kasota Avenue SE             Minneapolis, MN                    1976      Manufacturing        4.10      100,250       100%
2530-2570 Kasota Avenue          St. Paul, MN                       1976      Manufacturing        4.56       75,426        64%
7100-7198 Shady Oak Road         Eden Prairie, MN                 1982/2002   Light Industrial    14.44      120,541        83%
                                                                                                           ---------        --
                                                                              SUBTOTAL OR AVERAGE          4,572,418        89%
                                                                                                           ---------        --
NASHVILLE
1621 Heil Quaker Boulevard       Nashville, TN                      1975      Bulk Warehouse      11.29      160,661       100%
3099 Barry Drive                 Portland, TN                       1995      Manufacturing        6.20      109,058        0%
3150 Barry Drive                 Portland, TN                       1993      Bulk Warehouse      26.32      268,253       100%
5599 Highway 31 West             Portland, TN                       1995      Bulk Warehouse      20.00      161,500        62%
1650 Elm Hill Pike               Nashville, TN                      1984      Light Industrial     3.46       41,228        91%
1102 Appleton Drive              Nashville, TN                      1984      Light Industrial     1.73       28,022       100%
1931 Air Lane Drive              Nashville, TN                      1984      Light Industrial    10.11       87,549        81%
470 Metroplex Drive (h)          Nashville, TN                      1986      Light Industrial     8.11      102,040        97%
1150 Antiock Pike                Nashville, TN                      1987      Bulk Warehouse       9.83      146,055        60%
4640 Cummings Park               Nashville, TN                      1986      Bulk Warehouse      14.69      100,000        81%
556 Metroplex Drive              Nashville, TN                       1983     Light Industrial     3.66       43,026       100%
7600 Eastgate Blvd.              Lebanon, TN                         2002     Bulk Warehouse      22.10      423,500       100%
                                                                                                           ---------        --
                                                                              SUBTOTAL OR AVERAGE          1,670,892        84%
                                                                                                           ---------        --
NORTHERN NEW JERSEY
9 Princess Road                  Lawrenceville, NJ                  1985      R&D/Flex             2.36       24,375        92%
11 Princess Road                 Lawrenceville, NJ                  1985      R&D/Flex             5.33       55,000       100%
15 Princess Road                 Lawrenceville, NJ                  1986      R&D/Flex             2.00       20,625       100%


                                                                                                  LAND
                                    LOCATION                     YEAR BUILT                       AREA                 OCCUPANCY AT
       BUILDING ADDRESS            CITY/STATE     ENCUMBRANCES   -RENOVATED    BUILDING TYPE     (ACRES)      GLA        12/31/03
-----------------------------    --------------   ------------   ----------   ----------------   -------   ---------   ------------
NORTHERN NEW JERSEY (CONT.)
17 Princess Road                 Lawrenceville, NJ                  1986      R&D/Flex             1.82       18,750       100%
220 Hanover Avenue               Hanover, NJ                        1987      Bulk Warehouse      29.27      158,242       100%
25 World's Fair Drive            Franklin, NJ                       1986      R&D/Flex             1.81       20,000       100%
14 World's Fair Drive            Franklin, NJ                       1980      R&D/Flex             4.53       60,000        92%
18 World's Fair Drive            Franklin, NJ                       1982      R&D/Flex             1.06       13,000       100%
23 World's Fair Drive            Franklin, NJ                       1982      Light Industrial     1.20       16,000       100%
12 World's Fair Drive            Franklin, NJ                       1981      Light Industrial     3.85       65,000       100%
49 Napoleon Court                Franklin, NJ                       1982      Light Industrial     2.06       32,500         0%
22 World's Fair Drive            Franklin, NJ                       1983      Light Industrial     3.52       50,000       100%
26 World's Fair Drive            Franklin, NJ                       1984      Light Industrial     3.41       47,000       100%
24 World's Fair Drive            Franklin, NJ                       1984      Light Industrial     3.45       47,000       100%
20  Worlds Fair Drive Lot 13     Sumerset, NJ                       1999      R&D Flex             4.25       30,000        83%
10 New Maple Road                Pine Brook, NJ                  1973/1999    Bulk Warehouse      18.13      265,376        88%
60 Chapin Road                   Pine Brook, NJ                  1977/2000    Bulk Warehouse      13.61      259,230       100%
45 Route 46                      Pine Brook, NJ                  1974/1987    Light Industrial     6.54       84,284        89%
43 Route 46                      Pine Brook, NJ                  1974/1987    Light Industrial     2.48       37,268        82%
39 Route 46                      Pine Brook, NJ                    1970       R&D Flex             1.64       22,285       100%
26 Chapin Road                   Pine Brook, NJ                    1983       Light Industrial     5.15       76,287        82%
30 Chapin Road                   Pine Brook, NJ                    1983       Light Industrial     5.15       75,688        94%
20 Mountain Hook Road            Pine Brook, NJ                  1972/1984    Bulk Warehouse      14.02      213,991        96%
30 Mountain Hook Road            Pine Brook, NJ                  1972/1987    Light Industrial     3.36       51,570       100%
55 Route 46                      Pine Brook, NJ                  1978/1994    R&D Flex             2.13       24,051        72%
16 Chapin Road                   Pine Brook, NJ                    1987       R&D Flex             4.61       68,358        75%
20 Chapin Road                   Pine Brook, NJ                    1987       R&D Flex             5.69       84,601        82%
Sayreville Lot 4                 Sayreville, NJ                    2001       Light Industrial     6.88       62,400       100%
400 Raritan Center Parkway       Edison, NJ                        1983       Light Industrial     7.16       81,190       100%
300 Columbus Circle              Edison, NJ                        1983       R&D Flex             9.38      123,029        89%
400 Apgar                        Franklin Twnship, NJ              1987       Bulk Warehouse      14.34      111,824       100%
500 Apgar                        Franklin Twnship, NJ              1987       Reg. Warehouse       5.00       58,585       100%
201 Circle Dr. North             Piscataway, NJ                    1987       Bulk Warehouse       5.24      113,738       100%
1 Pearl Ct.                      Allendale, NJ                     1978       Light Industrial     3.00       46,400       100%
2 Pearl Ct.                      Allendale, NJ                     1979       Light Industrial     3.00       39,170       100%
3 Pearl Ct.                      Allendale, NJ                     1978       Light Industrial     3.00       40,650        63%
4 Pearl Ct.                      Allendale, NJ                     1979       Light Industrial     3.00       41,227        50%
5 Pearl Ct.                      Allendale, NJ                     1977       Light Industrial     3.00       37,343       100%
6 Pearl Ct.                      Allendale, NJ                     1980       Light Industrial    10.40       99,700       100%
7 Pearl Ct.                      Allendale, NJ                     1979       Light Industrial     6.50       44,750       100%
59 Route 17                      Allendale, NJ                     1979       Light Industrial     5.90       60,000       100%
Sayerville Lot 3                 Sayreville, NJ                    2002       Light Industrial     7.43       62,400        92%
                                                                                                           ---------        --
                                                                              SUBTOTAL OR AVERAGE          2,942,887        93%
                                                                                                           ---------        --
PHILADELPHIA
212 Welsh Pool Road              Exton, PA                       1975/1997    Light Industrial     6.56       25,361        78%
230-240 Welsh Pool Road          Exton, PA                       1975/1997    Manufacturing        6.56       30,000       100%
264 Welsh Pool Road              Exton, PA                       1975/1996    R&D/Flex             2.84       11,256        0%
254 Welsh Pool Road              Exton, PA                       1975/1998    Light Industrial     2.84       28,180       100%
256 Welsh Pool Road              Exton, PA                       1975/1999    Light Industrial     2.84       12,038        0%
213 Welsh Pool Road              Exton, PA                       1975/1998    Light Industrial     3.01       22,095       100%
251 Welsh Pool Road              Exton, PA                       1975/1991    R&D/Flex             4.10       25,546       100%
253-255 Welsh Pool Road          Exton, PA                       1975/1980    Light Industrial     4.10       20,800       100%
151-161 Philips Road             Exton, PA                       1975/1990    Light Industrial     3.82       30,065       100%
210 Philips Road                 Exton, PA                       1975/1998    Manufacturing        6.56       26,827       100%
216 Philips Road                 Exton, PA                         1985       Light Industrial     2.99       39,037       100%
202 Philips Road                 Exton, PA                       1972/1991    Reg. Warehouse       2.94       46,750       100%
2994-96 Samuel Drive             Bensalem, PA                      1974       Bulk Warehouse      10.06      214,320       100%
964 Postal Road                  Lehigh, PA                        1986       Light Industrial     0.00       44,800       100%
966 Postal Road                  Lehigh, PA                        1987       Light Industrial     0.00       43,245       100%
999 Postal Road                  Lehigh, PA                        1988       Light Industrial     5.60       43,600       100%
7331 William Avenue              Lehigh, PA                        1989       Bulk Warehouse       3.90       43,400       100%
7346 Penn Drive                  Lehigh, PA                        1988       Reg. Warehouse       7.30       72,000       100%
7350 William Drive               Lehigh, PA                        1989       Reg. Warehouse       8.70       96,000        88%
7377 William Drive               Lehigh, PA                        1989       Reg. Warehouse       4.50       43,316       100%
7072 Snow Drift                  Lehigh, PA                        1975       Light Industrial     4.50       61,157       100%
2000 Cabot Boulevard West        Langhorne, PA                     1984       R&D/Flex             3.06       39,969        63%
2005 Cabot Boulevard West        Langhorne, PA                     1984       R&D/Flex             3.00       22,000        54%
2010 Cabot Boulevard West        Langhorne, PA                     1984       Light Industrial     4.00       52,831        89%
2200 Cabot Boulevard West        Langhorne, PA                     1979       Light Industrial     3.98       61,543        56%
2260-2270 Cabot Boulevard West   Langhorne, PA                     1980       R&D/Flex             2.12       29,288        95%
3000 Cabot Boulevard West        Langhorne, PA                     1986       Light Industrial     4.14       34,693        56%
180 Wheeler Court                Langhorne, PA                     1974       Light Industrial     6.45       78,213       100%
2512 Metropolitan Drive          Trevose, PA                       1981       Light Industrial     3.54       37,000       100%
2510 Metropolitan Drive          Trevose, PA                       1981       Light Industrial     2.26       40,000       100%
2515 Metropolitan Drive          Trevose, PA                       1974       Light Industrial     2.50       42,000       100%
2555 Metropolitan Drive          Trevose, PA                       1981       Light Industrial     4.40       60,000       100%
2450 Metropolitan Drive          Trevose, PA                       1983       Light Industrial     6.98       69,952        81%
2495 Metropolitan Drive          Trevose, PA                       1981       Light Industrial     8.59       80,000       100%
4667 Somerton Road               Trevose, PA                       1974       Light Industrial     7.66      118,000        73%
835 Wheeler Way                  Langhorne, PA                     1974       Light Industrial     5.68       64,402       100%
90 Southland Drive               Bethlehem, PA                   1989/1996    Reg. Warehouse       6.79       97,448       100%
                                                                                                           ---------        --
                                                                              SUBTOTAL OR AVERAGE          1,907,132        92%
                                                                                                           ---------        --

                                       22


                                                                                                  LAND
                                    LOCATION                     YEAR BUILT                       AREA                 OCCUPANCY AT
       BUILDING ADDRESS            CITY/STATE     ENCUMBRANCES   -RENOVATED    BUILDING TYPE     (ACRES)      GLA        12/31/03
-----------------------------    --------------   ------------   ----------   ----------------   -------   ---------   ------------
PHOENIX
1045 South Edward Drive          Tempe, AZ                          1976      Light Industrial     2.12       38,560      100%
46 N. 49th Ave.                  Phoenix, AZ                        1986      Reg. Warehouse       5.16       82,288       0%
240 N. 48th Avenue               Phoenix, AZ                        1977      Reg. Warehouse       4.46       83,200      100%
54 N. 48th Avenue                Phoenix, AZ                        1977      Light Industrial     1.11       20,736      100%
64 N. 48th Avenue                Phoenix, AZ                        1977      Light Industrial     1.43       17,280      100%
236 N. 48th Avenue               Phoenix, AZ                        1977      Light Industrial     0.93       11,520      100%
10 S. 48th Avenue                Phoenix, AZ                        1977      Reg. Warehouse       4.64       86,400       75%
135 E. Watkins Street            Phoenix, AZ                        1977      Reg. Warehouse       3.08       56,685      100%
54 N. 48th Avenue                Phoenix, AZ                        1977      Light Industrial     1.30       24,192      100%
                                                                                                           ---------       --
                                                                              SUBTOTAL OR AVERAGE            420,861       75%
                                                                                                          ---------       ---
SALT LAKE CITY
2255 South 300 West (l)          Salt Lake City, UT                 1980      Light Industrial     4.56      103,018       95%
512 Lawndale Drive (m)           Salt Lake City, UT                 1981      Light Industrial    35.00      386,544       88%
1270 West 2320 South             West Valley, UT                  986/1992    R&D/Flex             1.49       13,025       81%
1275 West 2240 South             West Valley, UT                  986/1992    R&D/Flex             2.06       38,227      100%
1288 West 2240 South             West Valley, UT                  986/1992    R&D/Flex             0.97       13,300       36%
2235 South 1300 West             West Valley, UT                  986/1992    Light Industrial     1.22       19,000      100%
1293 West 2200 South             West Valley, UT                  986/1992    R&D/Flex             0.86       13,300      100%
1279 West 2200 South             West Valley, UT                  986/1992    R&D/Flex             0.91       13,300       88%
1272 West 2240 South             West Valley, UT                  986/1992    Light Industrial     3.07       34,870      100%
1149 West 2240 South             West Valley, UT                  986/1992    Light Industrial     1.71       21,250      100%
1142 West 2320 South             West Valley, UT                    1997      Light Industrial     1.52       17,500      100%
1152 West 2240 South             West Valley, UT                    1999      R&D Flex            13.56       55,785       57%
369 Orange Street                Salt Lake City, UT                 1980      Bulk Warehouse       6.29      136,000      100%
1330 W. 3300 South Avenue        Ogden, UT                          1982      Bulk Warehouse      30.75      188,568      100%
                                                                                                           ---------      ---
                                                                              SUBTOTAL OR AVERAGE          1,053,687       90%
                                                                                                           ---------      ---
SAN DIEGO
9163 Siempre Viva Road.          San Diego, CA                      1989      Reg. Warehouse       1.72       34,116      100%
9295 Siempre Viva Road           San Diego, CA                      1989      Reg. Warehouse       1.79       35,557      100%
9255 Customhouse Plaza           San Diego, CA                      1989      Bulk Warehouse      14.85      295,240       84%
9375 Customhouse Plaza           San Diego, CA                      1989      Reg. Warehouse       1.46       30,944       91%
9465 Customhouse Plaza           San Diego, CA                      1989      Reg. Warehouse       1.46       30,944       84%
9485 Customhouse Plaza           San Diego, CA                      1989      Bulk Warehouse       4.85      102,520       96%
2675 Customhouse Court           San Diego, CA                      1989      Reg. Warehouse       2.24       47,980      100%
                                                                                                           ---------      ---
                                                                              SUBTOTAL OR AVERAGE            577,301       90%
                                                                                                           ---------      ---
SOUTHERN NEW JERSEY
2-5 North Olnev Ave.             Cherry Hill, NJ                  1963/85     Light Industrial     2.10       58,139      100%
2 Springdale Road                Cherry Hill, NJ                    1968      Light Industrial     1.44       21,008       74%
4 Springdale Road (h)            Cherry Hill, NJ                  1963/85     Light Industrial     3.02       58,189      100%
8 Springdale Road                Cherry Hill, NJ                    1966      Light Industrial     3.02       45,054      100%
2050 Springdale Road             Cherry Hill, NJ                    1965      Light Industrial     3.40       51,060      100%
16 Springdale Road               Cherry Hill, NJ                    1967      Light Industrial     5.30       48,922      100%
5 Esterbrook Lane                Cherry Hill, NJ                  1966/88     Reg. Warehouse       5.45       39,167      100%
2 Pin Oak Lane                   Cherry Hill, NJ                    1968      Light Industrial     4.45       51,230      100%
6 Esterbrook Lane                Cherry Hill, NJ                    1966      Light Industrial     3.96       32,914      100%
26 Springdale Road               Cherry Hill, NJ                    1968      Light Industrial     3.25       29,492      100%
1 Keystone Ave.                  Cherry Hill, NJ                    1969      Light Industrial     4.15       60,983      100%
21 Olnev Ave.                    Cherry Hill, NJ                    1969      Manufacturing        1.75       22,738      100%
19 Olnev Ave.                    Cherry Hill, NJ                    1971      Light Industrial     4.36       53,962      100%
2 Keystone Ave.                  Cherry Hill, NJ                    1970      Light Industrial     3.47       50,922      100%
18 Olnev Ave.                    Cherry Hill, NJ                    1974      Light Industrial     8.85       62,542      100%
2030 Springdale Road             Cherry Hill, NJ                    1977      Light Industrial     6.24       88,872      100%
55 Carnegie Drive                Cherry Hill, NJ                    1988      Reg. Warehouse      15.20       90,804       0%
111 Whittendale Drive            Morristown, NJ                   1991/96     Reg. Warehouse       5.00       79,329      100%
9 Whittendale Drive              Morristown, NJ                     2000      Light Industrial     5.51       52,800      100%
1931 Olney Road                  Cherry Hill, NJ                    1969      Light Industrial     2.90       45,770      100%
7860-7870 Airport                Pennsauken, NJ                     1968      R&D/Flex             1.51       23,050      100%
7100 Airport                     Pennsauken, NJ                     1963      R&D/Flex             0.47       10,300      100%
7020-24 Kaighn                   Pennsauken, NJ                     1962      R&D/Flex             1.08       12,000      100%
7110-7112 Airport                Pennsauken, NJ                     1963      R&D/Flex             1.17       14,400      100%
28 Springdale Road               Cherry Hill, NJ                    1967      Light Industrial     2.93       38,949      100%
3 Esterbrook Lane                Cherry Hill, NJ                    1968      Light Industrial     2.15       32,844      100%
4 Esterbrook Lane                Cherry Hill, NJ                    1969      Light Industrial     3.42       39,266      100%
                                                                                                           ---------      ---
                                                                              SUBTOTAL OR AVERAGE          1,214,706      92%
                                                                                                           ---------      ---
ST. LOUIS
8921-8971 Frost Avenue           Hazelwood, MO                      1971      Bulk Warehouse       2.00      100,000      100%
9043-9083 Frost Avenue           Hazelwood, MO                    1970/77     Bulk Warehouse       2.69      145,000      100%
2121 Chapin Industrial Drive     Vinita Park, MO                  1969/94     Bulk Warehouse      23.40      281,105       96%
10431-10449 Midwest Industrial   Olivette, MO                       1967      Light Industrial     2.40       55,125      100%
10751 Midwest Industrial Blvd.   Olivette, MO                       1965      Light Industrial     1.70       44,100      100%
6951 N. Hanley (g)               Hazelwood, MO                      1965      Bulk Warehouse       9.50      129,614      100%
1037 Warson - Bldg A             St. Louis, MO                      1968      Light Industrial     4.00       64,143      100%
1037 Warson - Bldg B             St. Louis, MO                      1968      Light Industrial     4.00       97,154      100%
1037 Warson - Bldg C             St. Louis, MO                      1968      Light Industrial     4.00       79,252      100%
1037 Warson - Bldg D             St. Louis, MO                      1968      Light Industrial     4.00       92,081      100%
13701 Rider Trail North          Earth City, MO                     1985      Light Industrial     5.34       64,387       94%
4774 Park 36 Boulevard           St. Louis, MO                      2001      Bulk Warehouse       9.00      173,800      100%
                                                                                                           ---------      ---
                                                                              SUBTOTAL OR AVERAGE          1,325,761       99%
                                                                                                           ---------      ---

                                                                                                  LAND
                                    LOCATION                     YEAR BUILT                       AREA                 OCCUPANCY AT
       BUILDING ADDRESS            CITY/STATE     ENCUMBRANCES   -RENOVATED    BUILDING TYPE     (ACRES)      GLA        12/31/03
-----------------------------    --------------   ------------   ----------   ----------------   -------   ---------   ------------
TAMPA
6614 Adamo Drive                   Tampa, FL                        1967      Reg. Warehouse       2.78       41,377       100%
6204 Benjamin Road                 Tampa, FL                        1982      Light Industrial     4.16       60,975        79%
6206 Benjamin Road                 Tampa, FL                        1983      Light Industrial     3.94       57,708       100%
6302 Benjamin Road                 Tampa, FL                        1983      R&D/Flex             2.03       29,747        90%
6304 Benjamin Road                 Tampa, FL                        1984      R&D/Flex             2.04       29,845        84%
6306 Benjamin Road                 Tampa, FL                        1984      Light Industrial     2.58       37,861       100%
6308 Benjamin Road                 Tampa, FL                        1984      Light Industrial     3.22       47,256        53%
5313 Johns Road                    Tampa, FL                        1991      R&D/Flex             1.36       25,690       100%
5602 Thompson Center Court         Tampa, FL                        1972      R&D/Flex             1.39       14,914        83%
5411 Johns Road                    Tampa, FL                        1997      Light Industrial     1.98       30,204        83%
5525 Johns Road                    Tampa, FL                        1993      R&D/Flex             1.46       24,139       100%
5607 Johns Road                    Tampa, FL                        1991      R&D/Flex             1.34       13,500        33%
5709 Johns Road                    Tampa, FL                        1990      Light Industrial     1.80       25,480       100%
5711 Johns Road                    Tampa, FL                        1990      Light Industrial     1.80       25,455       100%
5453 West Waters Avenue            Tampa, FL                        1987      R&D/Flex             0.66        7,200       100%
5455 West Waters Avenue            Tampa, FL                        1987      R&D/Flex             2.97       32,424        24%
5553 West Waters Avenue            Tampa, FL                        1987      Light Industrial     2.97       32,424       100%
5501 West Waters Avenue            Tampa, FL                        1990      R&D/Flex             1.53       15,870        90%
5503 West Waters Avenue            Tampa, FL                        1990      R&D/Flex             0.68        7,060       100%
5555 West Waters Avenue            Tampa, FL                        1990      R&D/Flex             2.31       23,947        85%
5557 West Waters Avenue            Tampa, FL                        1990      R&D/Flex             0.57        5,860       100%
5463 W. Waters Avenue              Tampa, FL           (e)          1996      R&D/Flex             3.50       44,427       100%
5903 Johns Road                    Tampa, FL                        1987      Light Industrial     1.20       11,600       100%
5461 W. Waters Avenue              Tampa, FL                        1998      Light Industrial     1.84       21,778       100%
5471 W. Waters Avenue              Tampa, FL                        1999      R&D/Flex             2.00       23,778        83%
5505 Johns Road #7                 Tampa, FL                        1999      Light Industrial     2.12       30,019       100%
5481 W. Waters Avenue              Tampa, FL                        1999      R&D/Flex             3.60       41,861       100%
5483 W. Waters Avenue              Tampa, FL                        1999      R&D/Flex             2.92       33,861       100%
5905 Breckenridge Parkway          Tampa, FL                        1982      R&D/Flex             1.67       18,720       100%
5907 Breckenridge Parkway          Tampa, FL                        1982      R&D/Flex             0.53        5,980       100%
5909 Breckenridge Parkway          Tampa, FL                        1982      R&D/Flex             1.60       18,000        60%
5911 Breckenridge Parkway          Tampa, FL                        1982      R&D/Flex             2.70       30,397        72%
5910 Breckenridge Parkway          Tampa, FL                        1982      R&D/Flex             4.77       53,591        49%
5912 Breckenridge Parkway          Tampa, FL                        1982      R&D/Flex             4.70       52,806        89%
4515-4519 George Road              Tampa, FL                        1985      Light Industrial     5.00       64,742        77%
6301 Benjamin Road                 Tampa, FL                        1986      R&D/Flex             1.91       27,249        77%
5723 Benjamin Road                 Tampa, FL                        1986      R&D/Flex             2.97       42,270       100%
6313 Benjamin Road                 Tampa, FL                        1986      R&D/Flex             1.90       27,066       100%
5801 Benjamin Road                 Tampa, FL                        1986      Light Industrial     3.83       54,550        91%
5802 Benjamin Road                 Tampa, FL                        1986      R&D/Flex             4.06       57,705        66%
6202 Benjamin Road                 Tampa, FL                        1981      R&D/Flex             2.04       30,145         0%
5925 Benjamin Road                 Tampa, FL                        1986      R&D/Flex             2.05       29,109        64%
                                                                                                           ---------        ---
                                                                              SUBTOTAL OR AVERAGE          1,308,590        83%
                                                                                                           ---------        ---
OTHER
2800 Airport Road (k)              Denton, TX                       1968      Manufacturing       29.91      222,403       100%
3501 Maple Street                  Abilene, TX                      1980      Manufacturing       34.42      123,700         0%
4200 West Harry Street (i)         Wichita, KS                      1972      Bulk Warehouse      21.45      177,655       100%
6601 S. 33rd Street                McAllen, TX                      1975      Reg. Warehouse       3.31       50,000        0%
9601 A Dessau Road                 Austin, TX                       1999      Light Industrial     3.28       33,000        23%
9601 B Dessau Road                 Austin, TX                       1999      Light Industrial     3.28       33,000       100%
9601 C Dessau Road                 Austin, TX                       1999      Light Industrial     3.28       33,000        27%
555 Vista Blvd.                    Sparks, NV                       1980      Bulk Warehouse      40.30      490,500       100%
                                                                                                           ---------        ---
                                                                              SUBTOTAL OR AVERAGE          1,163,258        81%
                                                                                                           =========        ===

                                                                                                   TOTAL  57,925,466        88%
                                                                                                          ==========        ===

(a) This property collateralizes a $5.6 million mortgage loan which matures on December 1, 2019.
(b) These properties collateralize a $5.4 million mortgage loan which matures on January 1, 2013.
(c) This property collateralizes a $5.8 million mortgage loan which matures on December 1, 2019.
(d) This property collateralizes a $2.1 million mortgage loan which matures on October 1, 2006.
(e) This property collateralizes a $2.5 million mortgage loan which matures on September 1, 2006.
(f) This property collateralizes a $16.8 million mortgage loan which matures on December 1, 2010.
(g) This property collateralizes a $4.9 million mortgage loan which matures on March 1, 2012.
(h)  Comprised of two properties.
(i)  Comprised of three properties.
(j)  Comprised of four properties.
(k)  Comprised of five properties.
(l)  Comprised of seven properties.
(m)  Comprised of 28 properties.

TENANT AND LEASE INFORMATION

         The Company has a diverse base of more than 2,400 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and six years and provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2003, approximately 88% of the GLA of the industrial properties was leased, and no single tenant or group of related tenants accounted for more than 1.7% of the Company's rent revenues, nor did any single tenant or group of related tenants occupy more than 1.5% of the Company's total GLA as of December 31, 2003.

         The following table shows scheduled lease expirations for all leases for the Company's properties as of December 31, 2003.

                                                       ANNUAL BASE RENT
              NUMBER OF                 PERCENTAGE OF   UNDER EXPIRING    PERCENTAGE OF TOTAL
   YEAR OF      LEASES        GLA            GLA            LEASES          ANNUAL BASE RENT
EXPIRATION(1)  EXPIRING   EXPIRING (2)    EXPIRING      (IN THOUSANDS)         EXPIRING (2)
------------  ---------   ------------  -------------  ----------------   -------------------
   2004           718      14,087,159        27.5%        $   58,722             26.3%
   2005           600      10,357,040        20.2%            49,408             22.1%
   2006           472       8,317,850        16.2%            40,881             18.3%
   2007           250       5,606,578        10.9%            25,370             11.4%
   2008           245       5,179,327        10.1%            21,172              9.5%
   2009            86       2,846,749         5.6%            11,255              5.0%
   2010            50       2,218,422         4.3%             7,644              3.4%
   2011            20         575,676         1.1%             2,948              1.3%
   2012             9         247,901         0.5%             1,255              0.6%
   2013            15       1,579,857         3.1%             3,743              1.7%
Thereafter          9         206,940         0.4%               769              0.3%
                -----      ----------       -----         ----------            -----
  Total         2,474      51,223,499       100.0%        $  223,167            100.0%
                -----      ----------       -----         ----------            -----

(1) Lease expirations as of December 31, 2003 assume tenants do not exercise existing renewal, termination, or purchase options.

(2)      Does not include existing vacancies of 6,701,967 aggregate square feet.

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

                                      DISTRIBUTION
  QUARTER ENDED       HIGH     LOW      DECLARED
------------------  -------  -------  ------------
December 31, 2003   $ 34.76  $ 32.20    $ 0.6850
September 30, 2003  $ 32.65  $ 29.33    $ 0.6850
June 30, 2003       $ 32.51  $ 27.96    $ 0.6850
March 31,2003       $ 29.50  $ 26.57    $ 0.6850
December 31, 2002   $ 30.69  $ 25.98    $ 0.6850
September 30, 2002  $ 33.38  $ 28.90    $ 0.6800
June 30, 2002       $ 36.50  $ 32.81    $ 0.6800
March 31,2002       $ 34.81  $ 30.39    $ 0.6800

         The Company had 616 common stockholders of record registered with its transfer agent as of March 5, 2004.

         The Company has determined that, for federal income tax purposes, approximately 42.03% of the total $108.2 million in distributions paid with respect to 2003 represents ordinary dividend income to its stockholders, 9.73% qualifies as 25 percent rate capital gain, 4.14% qualifies as a 20 percent rate capital gain, 18.39% qualifies as a 15 percent rate capital gain and the remaining 25.71% represents a return of capital. Of the 4.14% of such dividends that qualify as 20 percent rate capital gain, 64.66% (or 2.677 percentage points) qualify as "qualified 5-year gain," to which, for certain taxpayers, a lower rate will apply.

         Additionally, for tax purposes, 56.57% of the Company's 2003 preferred stock dividends qualify as ordinary income, 13.10% qualify as 25 percent rate capital gain, 5.58% qualify as 20 percent rate capital gain and 24.75% qualify as 15 percent rate capital gain. Of the 5.58% of such dividends that qualify as 20 percent rate capital gain, 64.66% (or 3.608 percentage points) qualify as a "qualified 5-year gain."

         In order to maintain its status as a REIT, the Company is required to meet certain tests, including distributing at least 90% of its REIT taxable income, or approximately $1.87 per share for 2003. The Company's dividend policy is to meet the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code.

ITEM 6. SELECTED FINANCIAL DATA

         The following sets forth selected financial and operating data for the Company on a historical consolidated basis. The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The historical statements of operations for the years ended December 31, 2003, 2002 and 2001 include the results of operations of the Company as derived from the Company's audited financial statements. The historical statements of operations for the years ended December 31, 2000 and 1999 include the results of operations of the Company as derived from the Company's audited financial statements except that the results of operations of properties that were sold subsequent to December 31, 2001 that were not classified as held for sale at December 31, 2001 and the results of operations of properties that were classified as held for sale subsequent to December 31, 2001 are presented in discontinued operations if they met both of the following criteria: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposition and (b) the Company will not have any significant involvement in the operations of the property after the disposal transaction. The historical balance sheet data and other data as of December 31, 2003, 2002, 2001, 2000 and 1999 include the balances of the Company as derived from the Company's audited financial statements.

                                                                   Year         Year         Year         Year         Year
                                                                   Ended        Ended        Ended        Ended        Ended
                                                                 12/31/03     12/31/02     12/31/01     12/31/00     12/31/99
                                                                 ---------    ---------    ---------    ---------    ---------
                                                                       (In thousands, except per share and property data)
STATEMENT OF OPERATIONS DATA:

 Total Revenues ..............................................   $ 341,381    $ 313,957    $ 318,758    $ 325,010    $ 320,808
 Interest Income .............................................       2,416        2,378        2,790        5,489        3,790
 Property Expenses ...........................................    (109,573)     (98,145)     (96,274)     (95,859)     (86,704)
 General and Administrative Expense ..........................     (26,953)     (19,610)     (18,609)     (17,129)     (13,259)
 Interest Expense ............................................     (95,456)     (90,387)     (82,580)     (83,925)     (79,869)
 Amortization of Deferred Financing Costs ....................      (1,764)      (1,925)      (1,809)      (1,750)      (1,362)
 Depreciation and Other Amortization .........................     (82,496)     (68,082)     (62,743)     (57,632)     (59,268)
 Loss from Early Retirement from Debt (c) ....................      (1,466)        (888)     (10,309)           -            -
 Valuation Provision on Real Estate (a) ......................           -            -       (9,500)      (2,900)           -
 Equity in Income (Loss) of Joint Ventures ...................         539          463         (791)         571          302
 Minority Interest Allocable to Continuing Operations ........        (958)      (1,585)      (1,363)      (6,523)      (8,359)
                                                                 ---------    ---------    ---------    ---------    ---------
 Income from Continuing Operations                                  25,670       36,176       37,570       65,352       76,079
 Income from Discontinued Operations (Including Gain on
  Sale of Real Estate of $79,072 and $54,657 for the Year
  Ended December 31, 2003 and 2002, respectively) (b) ........      87,875       82,338       35,799       33,102       28,122
 Minority Interest Allocable to Discontinued Operations ......     (13,058)     (12,318)      (5,488)      (5,237)      (4,491)
 Gain on Sale of Real Estate .................................      15,605       16,476       64,347       29,296       29,797
 Minority Interest Allocable to Gain on Sale of Real Estate ..      (2,319)      (2,464)      (9,864)      (4,635)      (4,759)
                                                                 ---------    ---------    ---------    ---------    ---------
 Net Income ..................................................     113,773      120,208      122,364      117,878      124,748
 Redemption of Series A Preferred Stock ......................           -            -       (4,577)           -            -
 Redemption of Series B Preferred Stock ......................           -       (3,707)           -            -            -
 Preferred Stock Dividends ...................................     (20,176)     (23,432)     (30,001)     (32,844)     (32,844)
                                                                 ---------    ---------    ---------    ---------    ---------
 Net Income Available to Common Stockholders .................   $  93,597    $  93,069    $  87,786    $  85,034    $  91,904
                                                                 =========    =========    =========    =========    =========
 Income from Continuing Operations Available to Common
  Stockholders Per Weighted Average Common Share
  Outstanding:
   Basic .....................................................   $    0.49    $    0.59    $    1.48    $    1.50    $    1.80
                                                                 =========    =========    =========    =========    =========
   Diluted ...................................................   $    0.49    $    0.59    $    1.47    $    1.49    $    1.80
                                                                 =========    =========    =========    =========    =========
 Net Income Available to Common Stockholders
  Per Weighted Average Common Share Outstanding:
   Basic (e) .................................................   $    2.43    $    2.39    $    2.26    $    2.23    $    2.43
                                                                 =========    =========    =========    =========    =========
   Diluted (e) ...............................................   $    2.42    $    2.38    $    2.24    $    2.21    $    2.42
                                                                 =========    =========    =========    =========    =========
 Distributions Per Share .....................................   $  2.7400    $  2.7250    $  2.6525    $  2.5175    $  2.4200
                                                                 =========    =========    =========    =========    =========
 Weighted Average Number of Common Shares
  Outstanding:
   Basic (e) .................................................      38,542       38,927       38,841       38,154       37,855
                                                                 =========    =========    =========    =========    =========
   Diluted (e) ...............................................      38,663       39,165       39,150       38,446       37,957
                                                                 =========    =========    =========    =========    =========
 Net Income ..................................................   $ 113,773    $ 120,208    $ 122,364    $ 117,878    $ 124,748
 Other Comprehensive Income (Loss):
  Cumulative Transition Adjustment ...........................           -            -      (14,920)           -            -
  Settlement of Interest Rate Protection Agreements ..........           -        1,772         (191)           -            -
  Mark-to-Market of Interest Rate Protection Agreements
   and Interest Rate Swap Agreements .........................         251         (126)        (231)           -            -
  Write-off of Unamortized Interest Rate Protection
   Agreements Due to Early Retirement of Debt ................           -            -        2,156            -            -
  Amortization of Interest Rate Protection Agreements ........         198          176          805            -            -
                                                                 ---------    ---------    ---------    ---------    ---------
 Comprehensive Income ........................................   $ 114,222    $ 122,030    $ 109,983    $ 117,878    $ 124,748
                                                                 =========    =========    =========    =========    =========

                                                        Year             Year             Year             Year            Year
                                                       Ended            Ended            Ended            Ended           Ended
                                                      12/31/03         12/31/02         12/31/01         12/31/00        12/31/99
                                                    ------------     ------------     ------------     ------------    ------------
                                                                   (In thousands, except per share and property data)
BALANCE SHEET DATA (END OF PEROID):
 Real Estate, Before Accumulated Depreciation ..... $  2,740,800     $  2,697,269     $  2,714,927     $  2,440,810    $  2,597,592
 Real Estate, After Accumulated Depreciation ......    2,391,548        2,388,781        2,438,107        2,221,109       2,386,136
 Real Estate Held for Sale, Net ...................            -            7,040           30,750          236,422               -
 Total Assets .....................................    2,648,023        2,629,973        2,621,400        2,618,493       2,526,963

Mortgage Loans Payable, Net, Unsecured Lines of
 Credit and Senior Unsecured Debt, Net ............    1,453,798        1,442,149        1,318,450        1,221,356       1,147,639

 Total Liabilities ................................    1,591,732        1,575,586        1,447,361        1,373,288       1,276,763

 Stockholders' Equity .............................      889,173          882,326          995,597        1,058,372       1,059,226

OTHER DATA:
 Cash Flow From Operating Activities .............. $     99,560     $    131,597     $    147,091     $    160,241    $    176,897
 Cash Flow From Investing Activities ..............       32,633           34,591          (38,761)         (87,300)        (10,040)
 Cash Flow From Financing Activities ..............     (131,372)        (166,188)        (116,061)         (67,819)       (186,071)
 Total Properties (d) .............................          834              908              918              969             967
 Total GLA, in Square Feet (d) ....................   57,925,466       59,979,894       64,002,809       68,242,713      67,029,135
 Occupancy Percentage (d) .........................           88%              90%              91%              95%             96%

(a) Represents a valuation provision on real estate relating to certain properties located in Columbus, Ohio, Des Moines, Iowa, Grand Rapids, Michigan and Indianapolis, Indiana.

(b) On January 1, 2002, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of property sold subsequent to December 31, 2001 that were not classified as held for sale at December 31, 2001 as well as the results of operations from properties that were classified as held for sale subsequent to December 31, 2001 be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (b) the Company will not have any significant involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

(c) On January 1, 2003, the Company adopted the Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No. 4, 44. and 64, Amendment of FASB Statement No.13, and Technical Correction" ("FAS 145"). FAS 145 rescinds FAS 4, FAS 44 and FAS 64 and amends FAS 13 to modify the accounting for sales-leaseback transactions. FAS 4 required the classification of gains and losses resulting from the extinguishment of debt to be classified as extraordinary items. Pursuant to the adoption of FAS 145, the Company reclassified amounts shown as extraordinary for the year ended December 31, 2002 and 2001 to continuing operations. In 2002, the Company paid off and retired certain senior unsecured debt. The Company recorded a loss from the early retirement of debt of approximately $.9 million which is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of pro rata unamortized deferred financing costs and legal costs. In 2001, the Company paid off and retired certain mortgage loans and certain senior unsecured debt. The Company recorded a loss from the early retirement of debt of approximately $10.3 million which is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing costs, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt prior to issuance, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

(d)      As of end of period and excludes properties under development.

(e) In accordance with FAS 128 "Earnings Per Share", the basic weighted average shares outstanding for 2002, 2001, 2000 and 1999 have been adjusted to exclude restricted stock issued that has not vested. The diluted weighted average shares outstanding for 2002, 2001 2000 and 1999 have been adjusted to exclude restricted stock issued that has not vested except for the impact of the dilution related to restricted stock outstanding. Due to these adjustments, basic and diluted earnings per share available to common stockholders for the years ended December 31, 2002, 2001, 2000 and 1999 exceeds the basic and diluted earnings per share available to common stockholders reported in 2002's Form 10-K by $.02 per share, $.02 per share, $.03 per share, and $.01 per share, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with "Selected Financial Data" and the historical Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

         In addition, the following discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of financing, interest rate levels, competition, supply and demand for industrial properties in the Company's current and proposed market areas, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs and changes in general accounting principles, policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission.

         First Industrial Realty Trust, Inc. was organized in the state of Maryland on August 10, 1993. First Industrial Realty Trust, Inc. is a real estate investment trust ("REIT"), as defined in the Internal Revenue Code (the "Code"). First Industrial Realty Trust, Inc. and its subsidiaries (the "Company") began operations on July 1, 1994. The Company's interests in its properties and land parcels are held through partnerships controlled by the Company, including First Industrial, L.P. (the "Operating Partnership"), of which the Company is the sole general partner, as well as, among others, First Industrial Financing Partnership, L.P., First Industrial Securities, L.P., First Industrial Mortgage Partnership, L.P. (the "Mortgage Partnership"), First Industrial Pennsylvania, L.P., First Industrial Harrisburg, L.P., First Industrial Indianapolis, L.P., FI Development Services, L.P. and TK-SV, LTD., each of which the sole general partner is a wholly-owned subsidiary of the Company, and the sole limited partner of each is the Operating Partnership, as well as limited liability companies of which the Operating Partnership is the sole member. The Operating Partnership is also the sole stockholder of First Industrial Development Services, Inc. The Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties. The Company, through a wholly-owned limited liability company of which the Operating Partnership is the sole member, also owned a minority equity interest in and provided asset and property management services to a third joint venture which invested in industrial properties (the "September 1999 Joint Venture"). During the year ended December 31, 2003, the September 1999 Joint Venture sold its remaining property. In conjunction with this final property sale, the final distribution was made to the partners. In May 2003, the Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, entered into a joint venture arrangement (the "May 2003 Joint Venture") with an institutional investor to invest in industrial properties. As of December 31, 2003, the May 2003 Joint Venture did not own any industrial properties.

         Management believes the Company's financial condition and results of operations are, primarily, a function of the Company's performance in four key areas: leasing of industrial properties, acquisition and development of additional industrial properties, redeployment of internal capital and access to external capital.

         The Company generates revenue primarily from rental income and tenant recoveries from the lease of industrial properties under long-term (generally three to six years) operating leases. Such revenue is offset by certain property specific operating expenses, such as real estate taxes, repairs and maintenance, property management, utilities and insurance expenses, along with certain other costs and expenses, such as depreciation and amortization costs and general and administrative and interest expenses. The Company's revenue growth is dependent, in part, on its ability to (i) increase rental income, through increasing either or both occupancy rates and rental rates at the Company's properties, (ii) maximize tenant recoveries and (iii) minimize operating and certain other expenses. Revenues generated from rental income and tenant recoveries are a significant source of funds, in addition to income generated from gains/losses on the sale of the Company's properties (as discussed below), for the Company's distributions. The leasing of property, in general, and occupancy rates, rental rates, operating expenses and certain non-operating expenses, in particular, are impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Company. The leasing of property also entails various risks, including the risk of tenant default. If the Company were unable to maintain or increase occupancy rates and rental rates at the Company's properties or to maintain tenant recoveries and operating and certain other expenses consistent with historical levels and proportions, the Company's revenue growth would be limited. Further, if a significant number of the Company's tenants were unable to pay rent (including tenant recoveries) or if the Company were unable to rent its properties on favorable terms, the Company's financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company's common stock would be adversely affected.

         The Company's revenue growth is also dependent, in part, on its ability to acquire existing, and acquire and develop new, additional industrial properties on favorable terms. The Company continually seeks to acquire existing industrial properties on favorable terms, and, when conditions permit, also seeks to acquire and develop new industrial properties on favorable terms. Existing properties, as they are acquired, and acquired and developed properties, as they lease-up, generate revenue from rental income and tenant recoveries, income from which, as discussed above, is a source of funds for the Company's distributions. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Company. The acquisition and development of properties also entails various risks, including the risk that the Company's investments may not perform as expected. For example, acquired existing and acquired and developed new properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to acquired and developed new properties, the Company may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, the Company faces significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including both publicly-traded real estate investment trusts and private investors. Further, as discussed below, the Company may not be able to finance the acquisition and development opportunities it identifies. If the Company were unable to acquire and develop sufficient additional properties on favorable terms or if such investments did not perform as expected, the Company's revenue growth would be limited and its financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company's common stock would be adversely affected.

         The Company also generates income from the sale of properties (including existing buildings, buildings which the Company has developed or re-developed on a merchant basis and land). The Company is continually engaged in, and its income growth is dependent, in part, on systematically redeploying its capital from properties and other assets with lower yield potential into properties and other assets with higher yield potential. As part of that process, the Company sells, on an ongoing basis, select stabilized properties or properties offering lower potential returns relative to their market value. The gain/loss on the sale of such properties is included in the Company's income and is a significant source of funds, in addition to revenues generated from rental income and tenant recoveries for the Company's distributions. Also, a significant portion of the proceeds from such sales is used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Company. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of the Company's properties. Further, the Company's ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If the Company were unable to sell properties on favorable terms, the Company's income growth would be limited and its financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company's common stock would be adversely affected.

         Currently, the Company utilizes a portion of the net sales proceeds from property sales, as well as borrowings under its $300 million unsecured line of credit (the "Unsecured Line of Credit"), to finance future acquisitions and developments. Nonetheless, access to external capital on favorable terms plays a key role in the Company's financial condition and results of operations, as it impacts the Company's cost of capital and its ability, and cost, to refinance existing indebtedness as it matures and to fund future acquisitions and developments, if the Company chooses to do so, through the issuance of additional equity securities. The Company's ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on the Company's capital stock and debt, the market's perception of the Company's growth potential, the Company's current and potential future earnings and cash distributions and the market price of the Company's capital stock. If the Company were unable to access external capital on favorable terms, the Company's financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company's common stock would be adversely affected.

CRITICAL ACCOUNTING POLICIES

         The Company's significant accounting policies are described in more detail in Note 3 to the Consolidated Financial Statements. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

         - The Company maintains an allowance for doubtful accounts which is based on estimates of potential losses which could result from the inability of the Company's tenants to satisfy outstanding billings with the Company. The allowance for doubtful accounts is an estimate based on the Company's assessment of the creditworthiness of its tenants.

         - Properties are classified as held for sale when the Company has entered into a binding contract to sell such properties. When properties are classified as held for sale, the Company ceases depreciating the properties and estimates the values of such properties and measures them at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. The Company estimates the value of such property and measures it at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell.

         - The Company reviews its properties on a quarterly basis for possible impairment and provides a provision if impairments are determined. The Company utilizes the guidelines established under Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("FAS 144") to determine if impairment conditions exist. The Company reviews the expected undiscounted cash flows of each property to determine if there are any indications of impairment. The review of anticipated cash flows involves subjective assumptions of estimated occupancy and rental rates and ultimate residual value; accordingly, the anticipated cash flows may not ultimately be achieved.

         - The Company is engaged in the acquisition of individual properties as well as multi-property portfolios. In accordance with Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"), the Company is required to allocate purchase price between land, building, tenant improvements, leasing commissions, intangible assets and above and below market leases. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rents for each corresponding in-place lease. Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases. The Company also must allocate purchase price on multi-property portfolios to individual properties. The allocation of purchase price is based on the Company's assessment of various characteristics of the markets where the property is located and the expected cash flows of the property.

                              RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002

         At December 31, 2003, the Company owned 834 in-service industrial properties with approximately 57.9 million square feet of gross leasable area ("GLA"), 88.4% of which was occupied, compared to 908 in-service industrial properties with approximately 60.0 million square feet of GLA, 89.5% of which was occupied, at December 31, 2002. During 2003, the Company acquired 64 in-service industrial properties containing approximately 6.6 million square feet of GLA, completed development of 11 industrial properties totaling approximately 1.3 million square feet of GLA and sold 125 in-service industrial properties totaling approximately 7.1 million square feet of GLA, five out of service industrial properties and several land parcels. The Company also took 30 industrial properties out of service that are under redevelopment, comprising approximately 3.4 million square feet of GLA, and placed in service six industrial properties comprising approximately .5 million square feet of GLA.

         The tables below summarize the Company's revenues, property expenses and depreciation and amortization by source. Same store properties are in-service properties owned prior to January 1, 2002. Acquired properties are in-service properties that were acquired subsequent to December 31, 2001. During 2003 and 2002, the Company acquired 154 industrial properties totaling approximately 12.3 million square feet of GLA at a total purchase price of $466.2 million. Sold properties are properties that were sold subsequent to December 31, 2001. During 2003 and 2002, the Company sold 244 industrial properties totaling approximately 19.3 million square feet of GLA for gross sales proceeds of $837.2 million. Properties that are not placed in-service are properties that have not been placed in-service as of December 31, 2001. These properties are placed in-service as they reach stabilized occupancy. Other revenues are derived from the operations of the Company's maintenance company, fees earned from the Company's joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Company's maintenance company and other miscellaneous expenses.

         The Company's future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Company's future revenues and expenses may vary materially from historical rates.

         In 2003, the Company's revenues were impacted by a soft leasing market attributable to a weak economy. For the five years ended December 31, 2003, industrial properties in the United States recorded occupancy rates ranging from 88.4% to 93.4%, with an occupancy rate of 88.4% at December 31, 2003, and rental rate growth ranging from (4.1%) to 9.8%, with an annual rental growth rate of (4.0%) for 2003.(*) At December 31, 2003 and 2002, the occupancy rates of the Company's in-service properties were 88.4% and 89.5%, respectively. For the year ended December 31, 2003 and 2002, the Company's cash on cash rental rate change on new leases and renewals was (5.5%) and 2.8% respectively.

         Revenues from same store properties decreased $3.8 million, or 1.4% due primarily to a decrease in occupancy and rental rates on new leases. Revenues from acquired properties increased $24.6 million, or 158.6% due to properties acquired subsequent to December 31, 2001. Revenues from sold properties decreased $39.9 million, or 61.1% due to properties sold subsequent to December 31, 2001.


                                    2003         2002          $ CHANGE    % CHANGE
                                    ---------    ---------    ---------    ---------
REVENUES ($ IN 000's)
Same Store Properties.............  $ 269,252    $ 273,080    $  (3,828)        -1.4%
Acquired Properties...............     40,082       15,501       24,581        158.6%
Sold Properties...................     25,401       65,286      (39,885)       -61.1%
Properties not placed in-service..     17,163        7,282        9,881        135.7%
Other ............................      9,661        8,074        1,587         19.7%
                                    ---------    ---------    ---------    ---------
                                      361,559      369,223       (7,664)        -2.1%
Discontinued Operations...........    (20,178)     (55,266)      35,088        -63.5%
                                    ---------    ---------    ---------    ---------
    Total Revenues ...............  $ 341,381    $ 313,957    $  27,424          8.7%
                                    =========    =========    =========    =========

----------

(*) Source: Torto Wheaton Research

         Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. The increase in property expenses from same store properties is due primarily to an increase in repairs and maintenance expense, utilities expense and insurance expense, partially offset by a decrease in real estate tax expense. Due to a harsh winter in many of the Company's markets in 2003, the Company experienced an increase in repairs and maintenance due primarily to an increase in snow removal, as well as an increase in utilities expense due to an increase in utility usage and utility rates. The increase in insurance expense is due primarily to an increase in insurance premiums. The decrease in real estate tax expense is due to a decrease in real estate taxes in certain of the Company's markets. Property expenses from acquired properties increased by $6.9 million, or 184.7% due to properties acquired subsequent to December 31, 2001. Property expenses from sold properties decreased by $12.3 million, or (58.6%) due to properties sold subsequent to December 31, 2001.

                                              2003         2002       $ CHANGE       %CHANGE
                                            ---------    ---------    ---------     ---------
PROPERTY EXPENSES ($ IN 000's)
Same Store Properties...............        $  85,585    $  83,673    $   1,912           2.3%
Acquired Properties ................           10,635        3,735        6,900         184.7%
Sold Properties ....................            8,666       20,922      (12,256)        -58.6%
Properties not placed in-service ...            6,971        2,847        4,124         144.9%
Other ..............................            5,006        3,858        1,148          29.8%
                                            ---------    ---------    ---------     ---------
                                              116,863      115,035        1,828           1.6%
Discontinued Operations ............           (7,290)     (16,890)       9,600         -56.8%
                                            ---------    ---------    ---------     ---------
     Total Property Expenses .. ....        $ 109,573    $  98,145    $  11,428          11.6%
                                            =========    =========    =========     =========

         General and administrative expense increased by approximately $7.3 million due primarily to increases in employee compensation and additional employees in 2003, as well as an increase in the Company's state tax provision, marketing and promotional expense and costs related to unsuccessful acquisitions and dispositions.

         Amortization of deferred financing costs remained relatively unchanged.

         The increase in depreciation and other amortization for the same store properties is primarily due to a net increase in leasing commissions and tenant improvements paid in 2003 and 2002. Depreciation and other amortization from acquired properties increased by $6.0 million, or 238.0% due to properties acquired subsequent to December 31, 2001. Depreciation and other amortization from sold properties decreased by $7.0 million, or (58.4%) due to properties sold subsequent to December 31, 2001.


                                                  2003         2002       $ CHANGE       %CHANGE
                                                ---------    ---------    ---------     ---------
DEPRECIATION AND
OTHER AMORTIZATION ($ IN 000's)
Same Store Properties.........................   $  66,822   $  61,550    $   5,272         8.6%
Acquired Properties ..........................       8,483       2,510        5,973       238.0%
Sold Properties ..............................       4,946      11,881       (6,935)      -58.4%
Properties not placed in-service and Other....       5,094       1,452        3,642       250.8%
Corporate FF&E................................       1,236       1,384         (148)      -10.7%
                                                 --------    ---------    ---------      ------
                                                   86,581       78,777        7,804         9.9%
Discontinued Operations ......................     (4,085)     (10,695)       6,610       -61.8%
                                                 --------    ---------    ---------      ------
Total Depreciation and
    Other Amortization .......................   $ 82,496    $  68,082    $  14,414        21.2%
                                                 ========    =========    =========      ======

         Interest income remained relatively unchanged.

         Interest expense increased by approximately $5.1 million due primarily to an increase in the weighted average debt balance outstanding for the year ended December 31, 2003 ($1,455.8 million) as compared to the year ended December 31, 2002 ($1,433.0 million) and a decrease in capitalized interest for the year ended December 31, 2003 due to a decrease in development activities. This was partially offset by a decrease in the weighted average interest rate for the year ended December 31, 2003 (6.61%) as compared to the year ended December 31, 2002 (6.85%).

         The loss on early retirement of debt of approximately $1.5 million for the year ended December 31, 2003 is comprised of the write-off of unamortized deferred financing costs related to the early pay off and retirement of the 1995 Mortgage Loan (defined hereafter). The approximate $.9 million loss on early retirement of debt for the year ended December 31, 2002 is due to the early retirement of senior unsecured debt. The loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of pro rata unamortized deferred financing costs and legal costs.

         Equity in income of joint ventures remained relatively unchanged.

         The $15.6 million gain on sale of real estate for the year ended December 31, 2003 resulted from the sale of 10 industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $16.5 million gain on sale of real estate for the year ended December 31, 2002 resulted from the sale of 28 industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

         Income from discontinued operations for the year ended December 31, 2003 reflects the results of operations and gain on sale of real estate of $79.1 million relating to 120 industrial properties that were sold during the year ended December 31, 2003.

         Income from discontinued operations for the year ended December 31, 2002 reflects the results of operations of 120 industrial properties that were sold during the year ended December 31, 2003 and 86 industrial properties that were sold during the year ended December 31, 2002 as well as the gain on sale of real estate of $54.7 million from the 86 industrial properties which were sold during the year ended December 31, 2002.

                                     YEAR ENDED DECEMBER 31,
                                     -----------------------
                                         2003        2002
                                       --------    --------
($ in 000's)
Total Revenues ....................    $ 20,178    $ 55,266
Operating Expenses ................      (7,290)    (16,890)
Depreciation and Amortization .....      (4,085)    (10,695)
Gain on Sale of Real Estate .......      79,072      54,657
                                       --------    --------
Income from Discontinued Operations    $ 87,875    $ 82,338
                                       ========    ========

COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001

         At December 31, 2002, the Company owned 908 in-service industrial properties with approximately 60.0 million square feet of GLA, compared to 918 in-service industrial properties with approximately 64.0 million square feet of GLA at December 31, 2001. During 2002, the Company acquired 90 in-service industrial properties containing approximately 5.7 million square feet of GLA, completed development of 17 industrial properties totaling approximately 3.2 million square feet of GLA and sold 110 in-service industrial properties totaling approximately 11.3 million square feet of GLA, four out of service industrial properties and several land parcels. The Company also took nine industrial properties out of service, comprising approximately 1.8 million square feet of GLA, and placed in service two industrial properties comprising approximately .2 million square feet of GLA.

     The tables below summarize the Company's revenues, property expenses and depreciation and amortization by source. Same store properties are in-service properties owned prior to January 1, 2001. Acquired properties are in-service properties that were acquired subsequent to December 31, 2000. During 2002 and 2001, the Company acquired 169 industrial properties totaling approximately 10.1 million square feet of GLA at a total purchase price of $449.2 million. Sold properties are properties that were sold subsequent to December 31, 2000. During 2002 and 2001, the Company sold 246 industrial properties totaling approximately
20.9 million square feet of GLA for gross sales proceeds of $831.2 million. Properties that are not placed in-service are properties that have not been placed in-service as of December 31, 2000. These properties will be placed in-service when they have reached stabilized occupancy. Other revenues are derived from the operations of the Company's maintenance company, fees earned from the Company's joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Company's maintenance company and other miscellaneous expenses.

         In 2002, the Company's revenues were impacted by a soft leasing market attributable to a weak economy. For the five years ended December 31, 2002, industrial properties in the United States recorded occupancy rates ranging from 88.9% to 93.4% with an occupancy rate of 88.9% at December 31, 2002 and rental rate growth ranging from (4.1%) to 9.8%, with an annual rental rate growth rate of (4.1%) for 2002(*). At December 31, 2002 and 2001, the occupancy rates of the Company's in-service properties were 89.5% and 91.4%, respectively. For the year ended December 31, 2002 and 2001, the Company's cash on cash rental rate change on new leases and renewals was 2.8% and 8.0% respectively.

         Revenues from same store properties decreased $3.5 million, or 1.3% due primarily to a decrease in occupancy and rental rates on new leases. Revenues from acquired properties increased $28.8 million, or 229.2% due to properties acquired subsequent to December 31, 2000. Revenues from sold properties decreased $42.0 million, or 59.2% due to properties sold subsequent to December 31, 2000.

----------

(*)   Source: Torto Wheaton Research

                                             2002         2001       $ CHANGE     % CHANGE
                                           ---------    ---------    ---------    ---------
REVENUES ($ IN 000's)
Same Store Properties...............       $ 278,240    $ 281,769    $  (3,529)        -1.3%
Acquired Properties ................          41,420       12,583       28,837        229.2%
Sold Properties ....................          29,013       71,057      (42,044)       -59.2%
Properties not placed in-service ...          12,476       10,506        1,970         18.8%
Other ..............................           8,074       10,505       (2,431)       -23.1%
                                           ---------    ---------    ---------    ---------
                                             369,223      386,420      (17,197)        -4.5%
Discontinued Operations ............         (55,266)     (67,662)      12,396        -18.3%
                                           ---------    ---------    ---------    ---------
      Total Revenues ...............       $ 313,957    $ 318,758    $  (4,801)        -1.5%
                                           =========    =========    =========    =========

         Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased by approximately $4.0 million or 4.9% due primarily to an increase in repairs and maintenance expense, insurance expense and other expense. The increase in repairs and maintenance expense is due primarily to an increase in maintenance company expenses and related costs. The increase in insurance is due primarily to an increase in insurance premiums. The increase in other expense is primarily due to an increase in bad debt expense for the year ended December 31, 2002. Property expenses from acquired properties increased by approximately $8.2 million or 262.6% due to properties acquired subsequent to December 31, 2000. Property expenses from sold properties decreased by $11.6 million, or (54.0%) due to properties sold subsequent to December 31, 2000.

                                            2002         2001       $ CHANGE      % CHANGE
                                          ---------    ---------    ---------     ---------
PROPERTY EXPENSES ($ IN 000's)
Same Store Properties...............      $  85,291    $  81,296    $   3,995           4.9%
Acquired Properties ................         11,260        3,105        8,155         262.6%
Sold Properties ....................          9,912       21,538      (11,626)        -54.0%
Properties not placed in-service ...          4,714        3,649        1,065          29.2%
Other ..............................          3,858        5,026       (1,168)        -23.2%
                                          ---------    ---------    ---------     ---------
                                            115,035      114,614          421           0.4%
Discontinued Operations ............        (16,890)     (18,340)       1,450          -7.9%
                                          ---------    ---------    ---------     ---------
    Total Property Expenses ........      $  98,145    $  96,274    $   1,871           1.9%
                                          =========    =========    =========     =========

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

         Amortization of deferred financing costs remained relatively unchanged.

         The valuation provision on real estate of approximately $9.5 million for the year ended December 31, 2001 represents a valuation provision on certain properties located in the Columbus, Ohio, Des Moines, Iowa and Indianapolis, Indiana markets.

         The increase in depreciation and other amortization for the same store properties is primarily due to a net increase in leasing commissions and tenant improvements paid in 2002 and 2001. Depreciation and other amortization from acquired properties increased $5.0 million, or 241.5% due to properties acquired subsequent to December 31, 2000. Depreciation and other amortization from sold properties decreased by $7.1 million, or (60.8%) due to properties sold subsequent to December 31, 2000.


                                                          2002        2001      $ CHANGE     % CHANGE
                                                        --------    --------    --------     --------
DEPRECIATION AND
OTHER AMORTIZATION ($ IN 000's)
Same Store Properties...............                    $ 63,234    $ 58,320    $  4,914          8.4%
Acquired Properties ................                       7,022       2,056       4,966        241.5%
Sold Properties ....................                       4,573      11,668      (7,095)       -60.8%
Properties not placed in-service and Other.......          2,564       2,998        (434)       -14.5%
Corporate FF&E...................................          1,384       1,224         160         13.1%
                                                        --------    --------    --------     --------
..................................................         78,777      76,266       2,511          3.3%
Discontinued Operations .........................        (10,695)    (13,523)      2,828        -20.9%
                                                        --------    --------    --------     --------
Total Depreciation and
     Other Amortization .........................       $ 68,082    $ 62,743    $  5,339          8.5%
                                                        ========    ========    ========     ========

         Interest income remained relatively unchanged.

         Interest expense increased by approximately $7.8 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001 due primarily to an increase in the weighted average debt balance outstanding for the year ended December 31, 2002 ($1,433.0 million) as compared to the year ended December 31, 2001 ($1,310.3 million) and a decrease in capitalized interest for the year ended December 31, 2002 due to a decrease in development activities. This was partially offset by a decrease in the weighted average interest rate for the year ended December 31, 2002 (6.85%) as compared to the year ended December 31, 2001 (7.06%).

         The approximate $.9 million loss from retirement of debt for the year ended December 31, 2002 is due to the early retirement of senior unsecured debt. The loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of pro rata unamortized deferred financing costs and legal costs.

         The $10.3 million loss from retirement of debt for the year ended December 31, 2001 is due to the early retirement of senior unsecured debt and various mortgage loans. The loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing costs, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt prior to issuance, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

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

         Income from discontinued operations of approximately $82.3 million for the year ended December 31, 2002 reflects the results of operations of 120 industrial properties that were sold during the year ended December 31, 2003 and 86 industrial properties that were sold during the year ended December 31, 2002 as well as the gain on sale of real estate of $54.7 million on sale of real estate from the 86 industrial properties which were sold during the year ended December 31, 2002.

         Income from discontinued operations of approximately $35.8 million for the year ended December 31, 2001 reflects the results of operations of 120 industrial properties that were sold during the year ended December 31, 2003 and 86 industrial properties that were sold during the year ended December 31, 2002.

                                        YEAR ENDED DECEMBER 31,
                                        -----------------------
                                            2002        2001
                                          --------    --------
($ in 000's)
Total Revenues .......................    $ 55,266    $ 67,662
Operating Expenses ...................     (16,890)    (18,340)
Depreciation and Amortization ........     (10,695)    (13,523)
Gain on Sale of Real Estate ..........      54,657         -
                                          --------    --------
Income from Discontinued Operations...    $ 82,338    $ 35,799
                                          ========    ========

                         LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, the Company's cash and cash equivalents was approximately $.8 million and restricted cash was approximately $82.0 million. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Company exchanges industrial properties under Section 1031 of the Internal Revenue Code.

         The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company's 7.375% Notes due in 2011, in aggregate principal amount of $100 million (the "Trust Notes"), are redeemable on May 15, 2004 at the option of the holder in the event that the holder of a call option with respect to the Trust Notes fails to exercise such option on or before May 1, 2004. In the event the Trust Notes are redeemed, the Company would satisfy such redemption through the issuance of additional debt. With the exception of the Trust Notes, the Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be met with cash flows provided by operating activities.

         The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, the issuance of long-term unsecured indebtedness and the issuance of additional equity securities. As of December 31, 2003 and March 5, 2004, $589.2 million of common stock, preferred stock and depositary shares and approximately $250.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under the Unsecured Line of Credit. At December 31, 2003, borrowings under the Unsecured Line of Credit bore interest at a weighted average interest rate of 2.207%. As of March 5, 2004, the Company had approximately $70.9 million available in additional borrowings under the Unsecured Line of Credit. The Unsecured Line of Credit bears interest at a floating rate of LIBOR plus .70% or the Prime Rate, at the Company's election. The Unsecured Line of Credit contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness. The Company's access to borrowings may be limited if it fails to meet any of these covenants. Also, the Company's borrowing rate on its Unsecured Line of Credit may increase in the event of a downgrade on the Company's unsecured notes by the rating agencies.

     The Company currently has credit ratings from Standard & Poor's, Moody's and Fitch Rating of BBB/ Baa2/BBB, respectively. The Company's goal is to maintain its existing credit ratings. In the event of a downgrade, management believes the Company would continue to have access to sufficient liquidity; however, the Company's cost of borrowing would increase and its ability to access certain financial markets may be limited.

YEAR ENDED DECEMBER 31, 2003

         Net cash provided by operating activities of approximately $99.6 million for the year ended December 31, 2003 was comprised primarily of net income before minority interest of approximately $130.1 million, offset by adjustments for non-cash items of approximately $2.5 million and by the net change in operating assets and liabilities of approximately $28.0 million. The adjustments for the non-cash items of approximately $2.5 million are primarily comprised of depreciation and amortization of approximately $93.5 million and a loss on the early retirement of the 1995 Mortgage Loan (defined hereinafter) due to the write-off of unamortized deferred financing costs of approximately $1.5 million, substantially offset by the gain on sale of real estate of approximately $94.7 million, the effect of the straight-lining of rental income of approximately $2.6 million and a decrease of the bad debt provision of approximately $.2 million.

         Net cash provided by investing activities of approximately $32.6 million for the year ended December 31, 2003 was comprised primarily of the net proceeds from the sale of real estate, the repayment of mortgage loans receivable and distributions from three of the Company's industrial real estate joint ventures, partially offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, an increase in restricted cash that is held by an intermediary for Section 1031 exchange purposes and contributions to and investments in one of the Company's industrial real estate joint ventures.

         During the year ended December 31, 2003, the Company sold 130 industrial properties comprising approximately 7.4 million square feet of GLA and several land parcels. Ten of the 130 sold industrial properties comprising approximately 1.4 million square feet of GLA were sold to the December 2001 Joint Venture. Gross proceeds from the sales of the 130 industrial properties and several land parcels were approximately $394.4 million.

         During the year ended December 31, 2003, the Company acquired 64 industrial properties comprising, in the aggregate, approximately 6.6 million square feet of GLA and several land parcels for an aggregate purchase price of approximately $230.4 million, excluding costs incurred in conjunction with the acquisition of the properties. The Company also completed the development of 11 industrial properties comprising approximately 1.3 million square feet of GLA at a cost of approximately $64.9 million.

         The Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, invested approximately $5.6 million and received distributions of approximately $3.4 million from the Company's three industrial real estate joint ventures. As of December 31, 2003, the Company's industrial real estate joint ventures owned 80 industrial properties comprising approximately 8.0 million square feet of GLA.

         Net cash used in financing activities of approximately $131.4 million for the year ended December 31, 2003 was comprised primarily of the repayments on mortgage loans payable, the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock, the purchase of treasury shares, common and preferred stock dividends and unit distributions and debt issuance costs, partially offset by the net borrowings under the Company's Unsecured Line of Credit, the net proceeds from the exercise of stock options and proceeds from the maturity of U.S. Government securities that were used as substitute collateral to execute a legal defeasance of a portion of the 1995 Mortgage Loan (defined hereinafter).

         On December 29, 1995, the Company, through the Mortgage Partnership, an entity in which the Operating Partnership is the sole limited partner and a wholly-owned subsidiary of the Company is the general partner, entered into a $40.2 million mortgage loan (the "1995 Mortgage Loan"). On January 13, 2003, the Company, through the Mortgage Partnership, paid off and retired the 1995 Mortgage Loan.

         On May 1, 2003, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $14.2 million (the "Acquisition Mortgage Loan X"). The Acquisition Mortgage Loan X is collateralized by one property in Hagerstown, Maryland, bears interest at a fixed interest rate of 8.25% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan X matures on December 1, 2010. In conjunction with the assumption of the Acquisition Mortgage Loan X, the Company recorded a premium in the amount of $2.9 million which will be amortized over the remaining life of the Acquisition Mortgage Loan X as an adjustment to interest expense.

         On March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003, the Company paid first, second, third and fourth quarter 2003 dividends of $53.906 per share (equivalent to $.53906 per Depositary Share) on its 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the "Series C Preferred Stock"), $49.688 per share (equivalent to $.49688 per Depositary Share) on its 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the "Series D Preferred Stock") and $49.375 per share (equivalent to $.49375 per Depositary Share) on its 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the "Series E Preferred Stock"). The preferred stock dividends paid on March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003 totaled approximately $5.0 million per quarter.

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

         On September 12, 2003, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $4.3 million (the "Acquisition Mortgage Loan XI"). The Acquisition Mortgage Loan XI is collateralized by one property in Downers Grove, Illinois, bears interest at a fixed rate of 7.61% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan XI matures on May 1, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XI, the Company recorded a premium in the amount of $.6 million which will be amortized over the remaining life of the Acquisition Mortgage Loan XI as an adjustment to interest expense.

         On September 12, 2003, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $2.3 million (the "Acquisition Mortgage Loan XII"). The Acquisition Mortgage Loan XII is collateralized by one property in Indianapolis, Indiana, bears interest at a fixed rate of 7.54% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan XII matures on January 1, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XII, the Company recorded a premium in the amount of $.3 million which will be amortized over the remaining life of the Acquisition Mortgage Loan XII as an adjustment to interest expense.

         During the year ended December 31, 2003, the Company repurchased 37,300 shares of its common stock at a weighted average price of approximately $26.73 per share.

         For the year ended December 31, 2003, certain employees of the Company exercised 531,473 non-qualified employee stock options. Gross proceeds to the Company were approximately $14.8 million.

         During the year ended December 31, 2003, the Company awarded 692,888 shares of restricted common stock to certain employees and 11,956 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $20.6 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of December 31, 2003 (In thousands):

                                                             Payments Due by Period

                                                        Less than                                Over
                                             Total        1 Year     1-3 Years    3-5 Years     5 Years
                                           ----------   ----------   ----------   ----------   ----------
Operating and Ground Leases* ...........   $   51,252   $    1,924   $    3,367   $    2,020   $   43,941
Deferred Purchase Price - Property .....       10,425       10,425            -            -            -
Real Estate Development* ...............       33,854       33,854            -            -            -
Long-term Debt .........................    1,453,039        1,232      402,862      153,013      895,932
Interest Expense on Long-Term Debt* ....      999,595       96,701      182,853      136,694      583,347
                                           ----------   ----------   ----------   ----------   ----------
Total ..................................   $2,548,165   $  144,136   $  589,082   $  291,727   $1,523,220
                                           ==========   ==========   ==========   ==========   ==========
*  Not on balance sheet.

OFF-BALANCE SHEET ARRANGEMENTS

         Letters of credit are issued in most cases as pledges to governmental entities for development purposes or to support purchase obligations. At December 31, 2003 the Company has $ 17.8 million in outstanding letters of credit, of which $7.4 million are not reflected as liabilities on the Company's Balance Sheet. The Company has no other off-balance sheet arrangements other than those disclosed on the previous Contractual Obligations and Commitments table.

ENVIRONMENTAL

         The Company incurred environmental costs of approximately $.1 million and approximately $.1 million in 2003 and 2002, respectively. The Company estimates 2004 costs of approximately $.1 million. The Company estimates that the aggregate cost which needs to be expended in 2004 and beyond with regard to currently identified environmental issues will not exceed approximately $1.3 million, a substantial amount of which will be the primary responsibility of the tenant, the seller to the Company or another responsible party. This estimate was determined by a third party evaluation.

INFLATION

         For the last several years, inflation has not had a significant impact on the Company because of the relatively low inflation rates in the Company's markets of operation. Most of the Company's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. In addition, many of the outstanding leases expire within six years which may enable the Company to replace existing leases with new leases at higher base rentals if rents of existing leases are below the then-existing market rate

RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

         The ratio of earnings to fixed charges and preferred stock dividends was 1.18, 1.15 and 1.46 for the years ended December 31, 2003, 2002 and 2001, respectively. The ratio of earnings to fixed charges and preferred stock dividends between fiscal years 2003 and 2002 remained relatively unchanged. The decrease in earnings to fixed charges and preferred stock dividends between fiscal years 2002 and 2001 is primarily due to a decrease in gain on sale of real estate in 2002, a decrease in income from continuing operations in fiscal year 2002 due to a decrease in rental income and tenant recoveries and other income and by an increase in depreciation and amortization expense for fiscal year 2002 as compared to fiscal year 2001, slightly offset by a valuation provision on real estate recognized in fiscal year 2001 as discussed in "Results of Operations" above.

                                   MARKET RISK

         The following discussion about the Company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

         This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at December 31, 2003 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

         In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

         At December 31, 2003, $1,257.9 million (approximately 86.5% of total debt at December 31, 2003) of the Company's debt was fixed rate debt and $195.9 million (approximately 13.5% of total debt at December 31, 2003) was variable rate debt. The Company also has outstanding a written put option (the "Written Option"), which was issued in conjunction with the initial offering of one tranche of senior unsecured debt. Currently, the Company does not enter into financial instruments for trading or other speculative purposes.

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

         Based upon the amount of variable rate debt outstanding at December 31, 2003, a 10% increase or decrease in the interest rate on the Company's variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.4 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at December 31, 2003 by approximately $47.5 million to $1,334.4 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at December 31, 2003 by approximately $51.5 million to $1,433.4 million. A 10% increase in interest rates would decrease the fair value of the Written Option at December 31, 2003 by approximately $2.8 million to $13.5 million. A 10% decrease in interest rates would increase the fair value of the Written Option at December 31, 2003 by approximately $2.9 million to $19.2 million.

SUBSEQUENT EVENTS

         On January 20, 2004, the Company and the Operating partnership paid a fourth quarter 2003 distribution of $.6850 per share, totaling approximately $31.9 million.

         On February 25, 2004, the Company declared a first quarter 2004 distribution of $.6850 per common share/unit on its common stock/units which is payable on April 19, 2004. The Company also declared first quarter 2004 dividends of $53.906 per share ($.53906 per Depositary share), $49.688 per share ($.49688 per Depositary share) and $49.375 per share ($.49375 per Depositary share) on its Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, respectively, totaling, in the aggregate, approximately $5.0 million, which is payable on March 31, 2004.

         From January 1, 2004 to March 5, 2004, the Company awarded 1,221 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $.04 million on the date of grant. The restricted common stock vests over ten years. Compensation expense will be charged to earnings in the Company's consolidated statements of operations over the respective vesting period.

         From January 1, 2004 to March 5, 2004, the Company acquired or completed development of nine industrial properties for a total estimated investment of approximately $48.1 million. The Company also sold one land parcel for approximately $.2 million of gross proceeds during this period.

RELATED PARTY TRANSACTIONS

         The Company periodically engages in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of Michael W. Brennan, the President and Chief Executive Officer and a director of the Company, is an employee of CB Richard Ellis, Inc. For the year ended December 31, 2003, this relative received approximately $.1 million in brokerage commissions paid by the Company.

OTHER

         In January 2003, the FASB issued FIN 46, which provides guidance on how to identify a variable interest entity (VIE) and determines when the assets, liabilities, non-controlling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities ("SPEs") as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. The Company does not believe that the application of FIN 46 will have an impact on its financial position, results of operations, or liquidity.

         On January 1, 2003, the Company adopted the FASB's Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds FAS 4, FAS 44 and FAS 64 and amends FAS 13 to modify the accounting for sales-leaseback transactions. FAS 4 required the classification of gains and losses resulting from extinguishment of debt to be classified as extraordinary items. Pursuant to the adoption of FAS 145, the Company reclassified amounts shown as extraordinary for the years ended December 31, 2002 and 2001 to continuing operations.

         In July 2003, the Securities and Exchange Commission (the "SEC") issued a clarification on Emerging Issues Task Force ("EITF") Abstract, Topic No. D 42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" ("EITF 42"). This clarification of EITF 42, states for the purpose of calculating the excess of (1) fair value of the consideration transferred to the holders of the preferred stock over (2) the carrying amount of the preferred stock in the balance sheet, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock. This clarification was effective in the first fiscal period ending after June 15, 2003 and requires prior periods presented to be restated. Pursuant to EITF 42, the Company restated net income available to common stockholders and net income available to common stockholders per share amounts for the years ended December 31, 2002 and 2001 by reducing net income available to common stockholders for the initial issuance costs related to the redemption of the Company's 8.75%, $.01 par value, Series B Cumulative Preferred Stock (the "Series B Preferred Stock") on May 14, 2002 and the redemption of the Company's 9.5%, $.01 par value, Series A Cumulative Preferred Stock, (the "Series A Preferred Stock") on April 9, 2001. The impact of the adoption of EITF 42 for the years ended December 31, 2002 and 2001 was a reduction of basic Earnings Per Share ("EPS") of $.08 and $.11, respectively, and a reduction of diluted EPS of $.08 and $.12, respectively.

RISK FACTORS

         The Company's operations involve various risks that could adversely affect its financial condition, results of operations, cash flow, ability to pay distributions on its common stock and the market price of its common stock. These risks, among others contained in the Company's other filings with the Securities and Exchange Commission, include:

REAL ESTATE INVESTMENTS' VALUE FLUCTUATES DEPENDING ON CONDITIONS IN THE GENERAL ECONOMY AND THE REAL ESTATE BUSINESS. THESE CONDITIONS MAY LIMIT THE COMPANY'S REVENUES AND AVAILABLE CASH.

         The factors that affect the value of the Company's real estate and the revenues the Company derives from its properties include, among other things:

                  -        general economic climate;

                  - local conditions such as oversupply or a reduction in demand in the area;

                  -        the attractiveness of the properties to tenants;

                  -        tenant defaults;

                  -        zoning or other regulatory restrictions;

                  -        competition from other available real estate;

                  - our ability to provide adequate maintenance and insurance; and

                  - increased operating costs, including insurance premiums and real estate taxes.

MANY REAL ESTATE COSTS ARE FIXED, EVEN IF INCOME FROM PROPERTIES DECREASES.

         The Company's financial results depend on leasing space in the Company's real estate properties to tenants on terms favorable to the Company. The Company's income and funds available for distribution to its stockholders will decrease if a significant number of the Company's tenants cannot pay their rent or the Company is unable to rent properties on favorable terms. In addition, if a tenant does not pay its rent, the Company might not be able to enforce its rights as landlord without delays and the Company might incur substantial legal costs. Costs associated with real estate investment, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the investment. For the year ended December 31, 2003, approximately 76.2% of the Company's gross revenues from continuing operations came from rentals of real property.

THE COMPANY MAY BE UNABLE TO SELL PROPERTIES WHEN APPROPRIATE BECAUSE REAL ESTATE INVESTMENTS ARE NOT AS LIQUID AS CERTAIN OTHER TYPES OF ASSETS.

         Real estate investments generally cannot be sold quickly and, therefore, will tend to limit the Company's ability to vary its property portfolio promptly in response to changes in economic or other conditions. The inability to respond promptly to changes in the performance of the Company's property portfolio could adversely affect the Company's financial condition and ability to service debt and make distributions to its stockholders. In addition, like other companies qualifying as REITs under the Internal Revenue Code, the Company must comply with the safe harbor rules relating to the number of properties disposed of in a year, their tax bases and the cost of improvements made to the properties, or meet other tests which enable a REIT to avoid punitive taxation on the sale of assets. Thus, the Company's ability at any time to sell assets may be restricted.

THE COMPANY MAY BE UNABLE TO SELL PROPERTIES ON ADVANTAGEOUS TERMS.

         The Company has sold to third parties a significant number of properties in recent years and, as part of its business, the Company intends to continue to sell properties to third parties. The Company's ability to sell properties on advantageous terms depends on factors beyond the Company's control, including competition from other sellers and the availability of attractive financing for potential buyers of the Company's properties. If the Company is unable to sell properties on favorable terms or redeploy the proceeds of property sales in accordance with the Company's business strategy, then the Company's financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company's common stock could be adversely affected.

         The Company has also sold to its joint ventures a significant number of properties in recent years and, as part of its business, the Company intends to continue to sell properties to its joint ventures as opportunities arise. If the Company does not have sufficient properties available that meet the investment criteria of current or future joint ventures, or if the joint ventures have reduced or no access to capital on favorable terms, then such sales could be delayed or prevented, adversely affecting the Company's financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company's common stock.

         For the year ended December 31, 2003, gains on sales of properties accounted for approximately 72.8% of the Company's net income.

THE COMPANY MAY BE UNABLE TO ACQUIRE PROPERTIES ON ADVANTAGEOUS TERMS OR ACQUISITIONS MAY NOT PERFORM AS THE COMPANY EXPECTS.

         The Company acquires and intends to continue to acquire primarily industrial properties. The acquisition of properties entails various risks, including the risks that the Company's investments may not perform as expected and that the Company's cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, the Company faces significant competition for attractive investment opportunities from other well-capitalized real estate investors, including both publicly-traded real estate investment trusts and private investors. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, the Company may be unable to acquire additional properties as it desires or the purchase price may be significantly elevated. In addition, the Company expects to finance future acquisitions through a combination of borrowings under the Company's Unsecured Line of Credit, proceeds from equity or debt offerings by the Company and proceeds from property sales, which may not be available and which could adversely affect the Company's cash flow. Any of the above risks could adversely affect the Company's financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company's common stock.

THE COMPANY MAY BE UNABLE TO COMPLETE DEVELOPMENT AND RE-DEVELOPMENT PROJECTS ON ADVANTAGEOUS TERMS.

         As part of its business, the Company develops new and re-develops existing properties. In addition, the Company has sold to third parties or sold to the Company's joint ventures a significant number of development and re-development properties in recent years and the Company intends to continue to sell such properties to third parties or to sell such properties to the Company's joint ventures as opportunities arise. The real estate development and re-development business involves significant risks that could adversely affect the Company's financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of the Company's common stock, which include:

         - the Company may not be able to obtain financing for development projects on favorable terms and complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties and generating cash flow;

         - the Company may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

         - the properties may perform below anticipated levels, producing cash flow below budgeted amounts and limiting the Company's ability to sell such properties to third parties or to sell such properties to the Company's joint ventures;

THE COMPANY MAY BE UNABLE TO RENEW LEASES OR FIND OTHER LESSEES.

         The Company is subject to the risks that, upon expiration, leases may not be renewed, the space subject to such leases may not be relet or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than expiring lease terms. If the Company were unable to promptly renew a significant number of expiring leases or to promptly relet the space covered by such leases, or if the rental rates upon renewal or reletting were significantly lower than the then current rates, the Company's cash funds from operations and ability to make expected distributions to stockholders might be adversely affected. As of December 31, 2003, leases with respect to approximately 14.1 million, 10.4 million and 8.3 million square feet of GLA, representing 27.5%, 20.2% and 16.2%, of GLA expire in the remainder of 2004, 2005 and 2006, respectively.

THE COMPANY MIGHT FAIL TO QUALIFY OR REMAIN QUALIFIED AS A REIT.

         First Industrial Realty Trust, Inc. intends to operate so as to qualify as a REIT under the Code. Although the Company believes that First Industrial Realty Trust, Inc. is organized and will operate in a manner so as to qualify as a REIT, qualification as a REIT involves the satisfaction of numerous requirements, some of which must be met on a recurring basis. These requirements are established under highly technical and complex Code provisions of which there are only limited judicial or administrative interpretations, and involve the determination of various factual matters and circumstances not entirely within the Company's control. If First Industrial Realty Trust, Inc. were to fail to qualify as a REIT in any taxable year, First Industrial Realty Trust, Inc. would be subject to federal income tax, including any applicable alternative minimum tax, on First Industrial Realty Trust, Inc.'s taxable income at corporate rates. This could result in a discontinuation or substantial reduction in dividends to stockholders. Unless entitled to relief under certain statutory provisions, First Industrial Realty Trust, Inc. also would be disqualified from treatment as a REIT for the four taxable years that follow.

CERTAIN PROPERTY TRANSFERS MAY GENERATE PROHIBITED TRANSACTION INCOME, RESULTING IN A PENALTY TAX ON THE GAIN ATTRIBUTABLE TO THE TRANSACTION.

         As part of its business, the Company sells properties to third parties or sells properties to the Company's joint ventures as opportunities arise. Under the Code, a 100% penalty tax could be assessed on the gain resulting from sales of properties that are deemed to be prohibited transactions. The question of what constitutes a prohibited transaction is based on the facts and circumstances surrounding each transaction. The Internal Revenue Service could contend that certain sales of properties by the Company are prohibited transactions. While the Company's management does not believe that the Internal Revenue Service would prevail in such a dispute, if the matter was successfully argued by the Internal Revenue Service, the 100% penalty tax could be assessed against the profits from these transactions. In addition, any income from a prohibited transaction may adversely affect the Company's ability to satisfy the income tests for qualification as a REIT.

THE REIT DISTRIBUTION REQUIREMENTS MAY REQUIRE THE COMPANY TO TURN TO EXTERNAL FINANCING SOURCES.

         First Industrial Realty Trust, Inc. could, in certain instances, have taxable income without sufficient cash to enable First Industrial Realty Trust, Inc. to meet the distribution requirements of the REIT provisions of the Code. In that situation, the Company could be required to borrow funds or sell properties on adverse terms in order to meet those distribution requirements. In addition, because First Industrial Realty Trust, Inc. must distribute to its stockholders at least 90% of the Company's REIT taxable income each year, the Company's ability to accumulate capital may be limited. Thus, in connection with future acquisitions, First Industrial Realty Trust, Inc. may be more dependent on outside sources of financing, such as debt financing or issuances of additional capital stock, which may or may not be available on favorable terms. Additional debt financings may substantially increase the Company's leverage and additional equity offerings may result in substantial dilution of stockholders' interests.

DEBT FINANCING, THE DEGREE OF LEVERAGE AND RISING INTEREST RATES COULD REDUCE THE COMPANY'S CASH FLOW.

         Where possible, the Company intends to continue to use leverage to increase the rate of return on the Company's investments and to allow the Company to make more investments than it otherwise could. The Company's use of leverage presents an additional element of risk in the event that the cash flow from the Company's properties is insufficient to meet both debt payment obligations and the distribution requirements of the REIT provisions of the Code. In addition, rising interest rates would reduce the Company's cash flow by increasing the amount of interest due on its floating rate debt and on its fixed rate debt as it matures and is refinanced.

CROSS-COLLATERALIZATION OF MORTGAGE LOANS COULD RESULT IN FORECLOSURE ON SUBSTANTIALLY ALL OF THE COMPANY'S PROPERTIES IF THE COMPANY IS UNABLE TO SERVICE ITS INDEBTEDNESS.

         If the Operating Partnership determines to obtain additional debt financing in the future, it may do so through mortgages on some or all of its properties. These mortgages may be on recourse, non-recourse or cross-collateralized bases. Cross-collateralization makes all of the subject properties available to the lender in order to satisfy the Company's debt. Holders of indebtedness that is so secured will have a claim against these properties. To the extent indebtedness is cross collateralized, lenders may seek to foreclose upon properties that are not the primary collateral for their loan, which may, in turn, result in acceleration of other indebtedness secured by properties. Foreclosure of properties would result in a loss of income and asset value to the Company, making it difficult for it to meet both debt payment obligations and the distribution requirements of the REIT provisions of the Code. As of December 31, 2003, none of the Company's current indebtedness was cross-collateralized.

THE COMPANY MAY HAVE TO MAKE LUMP-SUM PAYMENTS ON ITS EXISTING INDEBTEDNESS.

         The Company is required to make the following lump-sum or "balloon" payments under the terms of some of its indebtedness, including the Operating
Partnership's:

         - $50 million aggregate principal amount of 7.75% Notes due 2032 (the "2032 Notes")

         - $200 million aggregate principal amount of 7.60% Notes due 2028 (the "2028 Notes")

         - approximately $15 million aggregate principal amount of 7.15% Notes due 2027 (the "2027 Notes")

         - $100 million aggregate principal amount of 7.50% Notes due 2017 (the "2017 Notes")

         - $200 million aggregate principal amount of 6.875% Notes due 2012 (the "2012 Notes")

         - $100 million aggregate principal amount of 7.00% Notes due 2011 (the "Trust Notes")

                           The trust to which the Trust Notes were issued must
                  exercise its right to require the Company, through the Operating Partnership, to redeem the Trust Notes on May 15, 2004 if the holder of a call option with respect to the Trust Notes fails to give written notice on or before May 1, 2004 that it intends to exercise such option.

         - $200 million aggregate principal amount of our 7.375% Notes due 2011(the "2011 Notes")

         - $150 million aggregate principal amount of 7.60% Notes due 2007 (the "2007 Notes")

         - $150 million aggregate principal amount of 7.00% Notes due 2006 (the "2006 Notes")

         - $50 million aggregate principal amount of 6.90% Notes due 2005 (the "2005 Notes") and

         - a $300 million unsecured revolving credit facility (the "Unsecured Line of Credit") under which First Industrial Realty Trust, Inc., through the Operating Partnership, may borrow to finance the acquisition of additional properties and for other corporate purposes, including working capital.

         The Unsecured Line of Credit provides for the repayment of principal in a lump-sum or "balloon" payment at maturity in 2005. Under the Unsecured Line of Credit, the Operating Partnership has the right, subject to certain conditions, to increase the aggregate commitment under the Unsecured Line of Credit by up to $100 million. As of December 31, 2003, $195.9 million was outstanding under the Unsecured Line of Credit at a weighted average interest rate of 2.207%.

         The Company's ability to make required payments of principal on outstanding indebtedness, whether at maturity or otherwise, may depend on its ability either to refinance the applicable indebtedness or to sell properties. The Company has no commitments to refinance the 2005 Notes, the 2006 Notes, the 2007 Notes, the 2011 Notes, the 2012 Notes, the Trust Notes, the 2017 Notes, the 2027 Notes, the 2028 Notes, the 2032 Notes or the Unsecured Line of Credit. Some of the existing debt obligations, other than those discussed above, of the Company, through the Operating Partnership, are secured by the Company's properties, and therefore such obligations will permit the lender to foreclose on those properties in the event of a default.

THERE IS NO LIMITATION ON DEBT IN THE COMPANY'S ORGANIZATIONAL DOCUMENTS.


         The organizational documents of First Industrial Realty Trust, Inc. do not contain any limitation on the amount or percentage of indebtedness the Company may incur. Accordingly, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect the Company's ability to make expected distributions to stockholders and in an increased risk of default on the Company's obligations. As of December 31, 2003, the Company's ratio of debt to its total market capitalization was 44.4%. The Company computes that percentage by calculating its total consolidated debt as a percentage of the aggregate market value of all outstanding shares of the Company's common stock, assuming the exchange of all limited partnership units of the Operating Partnership for common stock, plus the aggregate stated value of all outstanding shares of preferred stock and total consolidated debt.


RISING INTEREST RATES ON THE COMPANY'S UNSECURED LINE OF CREDIT COULD DECREASE THE COMPANY'S AVAILABLE CASH.

         The Company's Unsecured Line of Credit bears interest at a floating rate. As of December 31, 2003, the Company's Unsecured Line of Credit had an outstanding balance of $195.9 million at a weighted average interest rate of 2.207%. Currently, the Company's Unsecured Line of Credit bears interest at the Prime Rate or at the London

Interbank Offered Rate plus .70%. Based on an outstanding balance on our Unsecured Line of Credit as of December 31, 2003, a 10% increase in interest rates would increase interest expense by $.4 million on an annual basis. Increases in the interest rate payable on balances outstanding under the Unsecured Line of Credit would decrease the Company's cash available for distribution to stockholders.

EARNINGS AND CASH DIVIDENDS, ASSET VALUE AND MARKET INTEREST RATES AFFECT THE PRICE OF THE COMPANY'S COMMON STOCK.

         As a real estate investment trust, the market value of the Company's common stock, in general, is based primarily upon the market's perception of the Company's growth potential and its current and potential future earnings and cash dividends. The market value of the Company's common stock is based secondarily upon the market value of the Company's underlying real estate assets. For this reason, shares of the Company's common stock may trade at prices that are higher or lower than our net asset value per share. To the extent that the Company retains operating cash flow for investment purposes, working capital reserves, or other purposes, these retained funds, while increasing the value of the Company's underlying assets, may not correspondingly increase the market price of the Company's common stock. The Company's failure to meet the market's expectations with regard to future earnings and cash dividends likely would adversely affect the market price of the Company's common stock. Further, the distribution yield on the common stock (as a percentage of the price of the common stock) relative to market interest rates may also influence the price of the Company's common stock. An increase in market interest rates might lead prospective purchasers of the Company's common stock to expect a higher distribution yield, which would adversely affect the market price of the Company's common stock. Additionally, if the market price of the Company's common stock declines significantly, then the Company might breach certain covenants with respect to its debt obligations, which could adversely affect the Company's liquidity and ability to make future acquisitions and the Company's ability to pay dividends to its stockholders.

THE COMPANY MAY INCUR UNANTICIPATED COSTS AND LIABILITIES DUE TO ENVIRONMENTAL PROBLEMS.

         Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be liable for the costs of clean-up of certain conditions relating to the presence of hazardous or toxic materials on, in or emanating from the property, and any related damages to natural resources. Environmental laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic materials. The presence of such materials, or the failure to address those conditions properly, may adversely affect the ability to rent or sell the property or to borrow using the property as collateral. Persons who dispose of or arrange for the disposal or treatment of hazardous or toxic materials may also be liable for the costs of clean-up of such materials, or for related natural resource damages, at or from an off-site disposal or treatment facility, whether or not the facility is owned or operated by those persons. No assurance can be given that existing environmental assessments with respect to any of the Company's properties reveal all environmental liabilities, that any prior owner or operator of any of the properties did not create any material environmental condition not known to the Company or that a material environmental condition does not otherwise exist as to any of the Company's properties.

THE COMPANY'S INSURANCE COVERAGE DOES NOT INCLUDE ALL POTENTIAL LOSSES.

         The Company currently carries comprehensive insurance coverage including property, boiler & machinery, liability, fire, flood, terrorism, earthquake, extended coverage and rental loss as appropriate for the markets where each of the Company's properties and their business operations are located. The insurance coverage contains policy specifications and insured limits customarily carried for similar properties and business activities. The Company believes its properties are adequately insured. However, there are certain losses, including losses from earthquakes, hurricanes, floods, pollution, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed to be economically feasible or prudent to do so. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of the Company's properties, the Company could experience a significant loss of capital invested and potential revenues in these properties, and could potentially remain obligated under any recourse debt associated with the property.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Response to this item is included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

ITEM 9A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10, 11, 12, 13, 14. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND PRINCIPAL ACCOUNTANT FEES AND SERVICES

                  The information required by Item 10, Item 11, Item 12 (other than information required by Item 201(d) of Regulation S-K which is set forth under Item 12 "Related Stockholder Matters" below), Item 13 and
         Item 14 will be contained in the Registrant's definitive proxy statement expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year, and thus is incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K. Information contained in the parts of such proxy statement captioned "Stock Performance Graph", "Report of the Compensation Committee", "Report of the Audit Committee" and in statements with respect to the independence of the Audit Committee (except as such statements specifically relate to the independence of such committee's financial expert) and regarding the Audit Committee Charter are specifically not incorporated herein by reference.

ITEM 12. RELATED STOCKHOLDER MATTERS

         The following information is required by section 201(d) of regulation S-K:

                            NUMBER OF SECURITIES      WEIGHTED-AVERAGE     NUMBER OF SECURITIES
                             TO BE ISSUED UPON            EXERCISE          REMAINING AVAILABLE
                                EXERCISE OF         PRICE OF OUTSTANDING   FOR FURTHER ISSUANCE
                            OUTSTANDING OPTIONS,     OPTIONS, WARRANTS         UNDER EQUITY
      PLAN CATEGORY         WARRANTS AND RIGHTS          AND RIGHTS         COMPENSATION PLANS
-------------------------   --------------------    --------------------   --------------------
Equity
 Compensation Plans
 Approved by
 Security Holders .......          114,500                 $ 22.83               2,356,500
Equity
 Compensation Plans
 Not Approved by
 Security Holders (1) ...        2,389,513                 $ 30.81                 695,552
                                 ---------                 -------               ---------
  Total                          2,504,013                 $ 30.45               3,052,052
                                 =========                 =======               =========

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

         (a) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND EXHIBITS (1 & 2) See Index to Financial Statements and Financial Statement
                     Schedule on page F-1 of this Form 10-K
             (3) Exhibits:

Exhibits Description
-------- -------------
3.1      Amended and Restated Articles of Incorporation of the Company
         (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the
         Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

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

4.1      Deposit Agreement, dated June 6, 1997, by and among the Company, First
         Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Company, dated June 6, 1997, File No. 1-13102)

4.2      Deposit Agreement, dated February 6, 1998, by and among the Company,
         First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Company, dated February 6, 1998, File No. 1-13102)

4.3      Deposit Agreement, dated March 18, 1998, by and among the Company,
         First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the year ended December
         31, 1997, File No. 1-13102)

4.4      Indenture, dated as of May 13, 1997, between First Industrial, L.P. and
         First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.5      Supplemental Indenture No. 1, dated as of May 13, 1997, between First
         Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File
         No. 1-13102)

Exhibits Description
-------- -------------
4.6      Supplemental Indenture No. 2, dated as of May 22, 1997, between First
         Industrial, L.P. and First Trust National Association as Trustee
         relating to $100 million of 7 3/8% Notes due 2011(incorporated by reference to Exhibit 4.4 of the Form 10-Q of First Industrial, L.P. for
         the fiscal quarter ended March 31, 1997, File No. 333-21873)

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

4.20 Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P., dated April 4,
         2002, File No. 333-21873)

Exhibits Description
-------- -------------
4.21     Form of 7.75% Notes due 2032 in the principal amount of $50.0 million issued by First Industrial, L.P. (incorporated by reference to Exhibit
         4.3 of the Form 8-K of First Industrial, L.P., dated April 4, 2002,
         File No. 333-21873)

4.22     First Amendment, dated as of June 26, 2003, to Second Amended and
         Restated Unsecured Revolving Credit Agreement, dated as of September
         27, 2002, among First Industrial, L.P. First Industrial Realty Trust,
         Inc., Bank One NA and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2003, File No. 1-13102)

4.23* Amendment No. 1, dated as of February 25, 2004, to Rights Agreement, dated as of September 16, 1997, between the Company and Equiserve Trust
         Company, N.A. (f/k/a First Chicago Trust Company of New York), as
         Rights Agent

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

Exhibits Description
-------- -------------
10.16    Fifteenth Amendment to the L.P. Agreement dated October 13, 2000
         (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the
         Company for the fiscal quarter ended September 30, 2000, File No.
         1-13102)

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

Exhibits Description
-------- -------------
10.34+   Employment Agreement, dated March 25, 2002, between First Industrial
         Realty Trust, Inc. and David P. Draft (incorporated by reference to
         Exhibit 10.3 of the Form 10-Q of First Industrial Realty Trust, Inc.
         for the fiscal quarter ended March 31, 2002, File No. 1-13102)

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

   *    Filed herewith.
   **   Furnished herewith.
   +    Indicates a compensatory plan or arrangement contemplated by Item 14 a
        (3) of Form 10-K.

(b) REPORTS ON FORM 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FIRST INDUSTRIAL REALTY TRUST, INC.

Date: March 5, 2004       By: /s/ Michael W. Brennan
                              --------------------------------------------------
                              Michael W. Brennan
                              President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 5, 2004       By: /s/ Michael J. Havala
                              --------------------------------------------------
                              Michael J. Havala
                              Chief Financial Officer
                              (Principal Financial Officer)

Date: March 5, 2004       By: /s/ Scott A. Musil
                              --------------------------------------------------
                              Scott A. Musil
                              Senior Vice President, Controller, Treasurer and Assistant Secretary
                              (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                              Title                     Date
----------------------------    ----------------------------------   -------------
/s/ Jay H. Shidler              Chairman of the Board of Directors   March 5, 2004
----------------------------
     Jay H. Shidler

/s/ Michael W. Brennan          President, Chief Executive Officer   March 5, 2004
----------------------------    and Director
     Michael W. Brennan

/s/ Michael G. Damone           Director of Strategic Planning       March 5, 2004
----------------------------    and Director
     Michael G. Damone

/s/ Kevin W. Lynch              Director                             March 5, 2004
----------------------------
     Kevin W. Lynch

/s/ John E. Rau                 Director                             March 5, 2004
----------------------------
     John E. Rau

/s/ Robert J. Slater            Director                             March 5, 2004
----------------------------
     Robert J. Slater

/s/ W. Edwin Tyler              Director                             March 5, 2004
----------------------------
     W. Edwin Tyler

/s/ J. Steven Wilson            Director                             March 5, 2004
----------------------------
     J. Steven Wilson

                                  EXHIBIT INDEX

Exhibits Description
-------- -------------
3.1      Amended and Restated Articles of Incorporation of the Company
         (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the
         Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

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

4.1      Deposit Agreement, dated June 6, 1997, by and among the Company, First
         Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Company, dated June 6, 1997, File No. 1-13102)

4.2      Deposit Agreement, dated February 6, 1998, by and among the Company,
         First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Company, dated February 6, 1998, File No. 1-13102)

4.3      Deposit Agreement, dated March 18, 1998, by and among the Company,
         First Chicago Trust Company of New York and holders from time to time of Depositary Receipts (incorporated by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the year ended December
         31, 1997, File No. 1-13102)

4.4      Indenture, dated as of May 13, 1997, between First Industrial, L.P. and
         First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.5      Supplemental Indenture No. 1, dated as of May 13, 1997, between First
         Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File
         No. 1-13102)

4.6      Supplemental Indenture No. 2, dated as of May 22, 1997, between First
         Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011(incorporated by reference to Exhibit 4.4 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)

Exhibits Description
-------- -------------
4.7      Supplemental Indenture No. 3 dated October 28, 1997 between First
         Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of
         Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of First
         Industrial, L.P., dated November 3, 1997, as filed November 3, 1997,
         File No. 333-21873)

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

4.20 Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P., dated April 4,
         2002, File No. 333-21873)

4.21 Form of 7.75% Notes due 2032 in the principal amount of $50.0 million issued by First Industrial, L.P. (incorporated by reference to Exhibit
         4.3 of the Form 8-K of First Industrial, L.P., dated April 4, 2002,
         File No. 333-21873)

Exhibits Description
-------- -------------
4.22     First Amendment, dated as of June 26, 2003, to Second Amended and
         Restated Unsecured Revolving Credit Agreement, dated as of September
         27, 2002, among First Industrial, L.P. First Industrial Realty Trust,
         Inc., Bank One NA and certain other banks (incorporated by reference to
         Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2003, File No. 1-13102)

4.23* Amendment No. 1, dated as of February 25, 2004, to Rights Agreement, dated as of September 16, 1997, between the Company and Equiserve Trust
         Company, N.A. (f/k/a First Chicago Trust Company of New York), as
         Rights Agent

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

Exhibits Description
-------- -------------
10.17    Sixteenth Amendment to the L.P. Agreement dated October 27, 2000
         (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the
         Company for the fiscal quarter ended September 30, 2000, File No.
         1-13102)

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

Exhibits Description
-------- -------------
10.34+   Employment Agreement, dated March 25, 2002, between First Industrial
         Realty Trust, Inc. and David P. Draft (incorporated by reference to
         Exhibit 10.3 of the Form 10-Q of First Industrial Realty Trust, Inc.
         for the fiscal quarter ended March 31, 2002, File No. 1-13102)

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

  *  Filed herewith.

  ** Furnished herewith.

  + Indicates a compensatory plan or arrangement contemplated by Item 14 a (3) of Form 10-K.

                      FIRST INDUSTRIAL REALTY TRUST, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                PAGE
                                                                                                ----
FINANCIAL STATEMENTS

 Report of Independent Auditors ............................................................    F-2

 Consolidated Balance Sheets of First Industrial Realty Trust, Inc. (the "Company")
 as of December 31, 2003 and 2002 ..........................................................    F-3

 Consolidated Statements of Operations and Comprehensive Income of the
 Company for the Years Ended December 31, 2003, 2002 and 2001 ..............................    F-4

 Consolidated Statements of Changes in Stockholders' Equity of the Company for the
 Years Ended December 31, 2003, 2002 and 2001 ..............................................    F-5

 Consolidated Statements of Cash Flows of the Company for the Years Ended
 December 31, 2003, 2002 and 2001 ..........................................................    F-6

 Notes to the Consolidated Financial Statements ............................................    F-7

FINANCIAL STATEMENT SCHEDULE

 Report of Independent Auditors ............................................................    S-1

 Schedule III: Real Estate and Accumulated Depreciation ....................................    S-2

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of First Industrial Realty Trust, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of First Industrial Realty Trust, Inc. and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

                                                      PricewaterhouseCoopers LLP

Chicago, Illinois
March 9, 2004

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                             December 31,   December 31,
                                                                                                2003           2002
                                                                                             -----------    -----------
                                        ASSETS
Assets:
        Investment in Real Estate:
                Land ....................................................................    $   443,942    $   415,598
                Buildings and Improvements ...............................................     2,180,038      2,158,082
                Furniture, Fixtures and Equipment ........................................           885          1,258
                Construction in Progress .................................................       115,935        122,331
                Less: Accumulated Depreciation ...........................................      (349,252)      (308,488)
                                                                                             -----------    -----------
                                Net Investment in Real Estate ............................     2,391,548      2,388,781
                                                                                             -----------    -----------

         Real Estate Held for Sale, Net of Accumulated Depreciation and
                Amortization of $2,135 at December 31, 2002 ..............................             -          7,040
         Cash and Cash Equivalents .......................................................           821              -
        Restricted Cash ..................................................................        82,006         31,118
        Tenant Accounts Receivable, Net ..................................................         8,994         10,578
        Investments in Joint Ventures ....................................................        13,186         12,545
        Deferred Rent Receivable .........................................................        13,912         14,277
        Deferred Financing Costs, Net ....................................................         9,818         12,927
        Prepaid Expenses and Other Assets, Net ...........................................       127,738        152,707
                                                                                             -----------    -----------
                                Total Assets .............................................   $ 2,648,023    $ 2,629,973
                                                                                             ===========    ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
        Mortgage Loans Payable, Net ......................................................   $    45,746    $    59,989
        Senior Unsecured Debt, Net .......................................................     1,212,152      1,211,860
        Unsecured Line of Credit .........................................................       195,900        170,300
        Accounts Payable and Accrued Expenses ............................................        77,156         72,807
        Rents Received in Advance and Security Deposits ..................................        28,889         29,524
        Dividends Payable ................................................................        31,889         31,106
                                                                                             -----------    -----------
                                Total Liabilities ........................................     1,591,732      1,575,586
                                                                                             -----------    -----------

Commitments and Contingencies ............................................................             -              -
Minority Interest ........................................................................       167,118        172,061

Stockholders' Equity:
        Preferred Stock ($.01 par value, 10,000,000 shares authorized, 20,000,
                50,000 and 30,000 shares of Series C, D and E Cumulative
                Preferred Stock, respectively, issued and outstanding at
                December 31, 2003 and December 31, 2002, having a liquidation preference of $2,500 per share ($50,000), $2,500 per share
                ($125,000) and $2,500 per share
                 ($75,000), respectively) ................................................             1              1
        Common Stock ($.01 par value, 100,000,000 shares authorized, 42,376,770 and 41,087,421 shares issued and 39,850,370 and 38,598,321 shares
                 outstanding at December 31, 2003 and December 31, 2002, .................           424            411
respectively)
        Additional Paid-in-Capital .......................................................     1,161,373      1,124,622
        Distributions in Excess of Accumulated Earnings ..................................      (172,892)      (158,251)
        Unearned Value of Restricted Stock Grants ........................................       (19,035)        (4,307)
        Accumulated Other Comprehensive Loss .............................................       (10,110)       (10,559)
        Treasury Shares at Cost (2,526,400 shares at December 31, 2003 and
                 2,489,100 shares at December 31, 2002) ..................................       (70,588)       (69,591)
                                                                                             -----------    -----------
                                Total Stockholders' Equity ...............................       889,173        882,326
                                                                                             -----------    -----------
                                Total Liabilities and Stockholders' Equity ...............   $ 2,648,023    $ 2,629,973
                                                                                             ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      Year Ended     Year Ended      Year Ended
                                                                     December 31,    December 31,    December 31,
                                                                        2003            2002           2001
                                                                        ----            ----           ----
Revenues:
  Rental Income ...................................................   $ 260,049       $ 239,484       $ 242,796
  Tenant Recoveries and Other Income ..............................      81,332          74,473          75,962
                                                                      ---------       ---------       ---------
      Total Revenues ..............................................     341,381         313,957         318,758
                                                                      ---------       ---------       ---------

Expenses:
  Real Estate Taxes ...............................................      50,476          46,391          49,166
  Repairs and Maintenance .........................................      25,045          20,318          17,014
  Property Management .............................................      12,187          11,436          10,974
  Utilities .......................................................      10,430           8,346           8,240
  Insurance  ......................................................       3,341           2,547           1,864
  Other ...........................................................       8,094           9,107           9,016
  General and Administrative ......................................      26,953          19,610          18,609
  Amortization of Deferred Financing Costs ........................       1,764           1,925           1,809
  Depreciation and Other Amortization .............................      82,496          68,082          62,743
  Valuation Provision on Real Estate ..............................           -               -           9,500
                                                                      ---------       ---------       ---------
      Total Expenses ..............................................     220,786         187,762         188,935
                                                                      ---------       ---------       ---------

Other Income/Expense:
  Interest Income .................................................       2,416           2,378           2,790
  Interest Expense ................................................     (95,456)        (90,387)        (82,580)
  Loss From Early Retirement of Debt ..............................      (1,466)           (888)        (10,309)
                                                                      ---------       ---------       ---------
      Total Other Income/Expense ..................................     (94,506)        (88,897)        (90,099)
                                                                      ---------       ---------       ---------

Income from Continuing Operations Before Equity in Income of Joint
  Ventures and Income Allocated to Minority Interest ..............      26,089          37,298          39,724
Equity in Income (Loss) of Joint Ventures .........................         539             463            (791)
Minority Interest Allocable to Continuing Operations ..............        (958)         (1,585)         (1,363)
                                                                      ---------       ---------       ---------
Income from Continuing Operations .................................      25,670          36,176          37,570

Income from Discontinued Operations (Including Gain on Sale of Real
  Estate of $79,072 and $54,657 for the Year Ended December 31,
  2003 and 2002, respectively) ....................................      87,875          82,338          35,799
Minority Interest Allocable to Discontinued Operations ............     (13,058)        (12,318)         (5,488)
                                                                      ---------       ---------       ---------
Income Before Gain on Sale of Real Estate .........................     100,487         106,196          67,881
Gain on Sale of Real Estate .......................................      15,605          16,476          64,347
Minority Interest Allocable to Gain on Sale of Real Estate ........      (2,319)         (2,464)         (9,864)
                                                                      ---------       ---------       ---------
Net Income ........................................................     113,773         120,208         122,364
Less: Preferred Stock Dividends ...................................     (20,176)        (23,432)        (30,001)
Less: Redemption of Series A Preferred Stock ......................          --              --          (4,577)
Less: Redemption of Series B Preferred Stock ......................          --          (3,707)             --
                                                                      ---------       ---------       ---------
Net Income Available to Common Stockholders .......................   $  93,597       $  93,069       $  87,786
                                                                      =========       =========       =========

Income from Continuing Operations Available to Common Stockholders
  Per Weighted Average Common Share Outstanding:

      Basic .......................................................   $    0.49       $    0.59       $    1.48
                                                                      =========       =========       =========
      Diluted .....................................................   $    0.49       $    0.59       $    1.47
                                                                      =========       =========       =========

Net Income Available to Common Stockholders Per Weighted Average
  Common Share Outstanding:
      Basic .......................................................   $    2.43       $    2.39       $    2.26
                                                                      =========       =========       =========
      Diluted .....................................................   $    2.42       $    2.38       $    2.24
                                                                      =========       =========       =========

Net Income ........................................................   $ 113,773       $ 120,208       $ 122,364

Other Comprehensive Income (Loss):
  Cumulative Transition Adjustment ................................           -               -         (14,920)
  Settlement of Interest Rate Protection Agreement ................           -           1,772            (191)
  Mark-to-Market of Interest Rate Protection Agreements and
      Interest Rate Swap Agreements ...............................         251            (126)           (231)
  Write-Off of Unamortized Interest Rate Protection Agreement
      Due to Early Retirement of Debt .............................           -               -           2,156
  Amortization of Interest Rate Protection Agreements .............         198             176             805
                                                                      ---------       ---------       ---------
Comprehensive Income ..............................................   $ 114,222       $ 122,030       $ 109,983
                                                                      =========       =========       =========

                       FIRST INDUSTRIAL REALTY TRUST, INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                   Year Ended     Year Ended     Year Ended
                                                                                   December 31,   December 31,   December 31,
                                                                                      2003           2002           2001
                                                                                   -----------    -----------    -----------
Preferred Stock - Beginning of Year ............................................   $         1    $         1    $        18
  Redemption of Series A Preferred Stock .......................................             -              -            (17)
  Redemption of Series B Preferred Stock .......................................             -              -              -
                                                                                   -----------    -----------    -----------
Preferred Stock - End of Year ..................................................   $         1    $         1    $         1
                                                                                   ===========    ===========    ===========
Common Stock - Beginning of Year ...............................................   $       411    $       403    $       392
  Net Proceeds from the Issuance of Common Stock ...............................             6              6              8
  Issuance of Restricted Stock .................................................             7              1              1
  Repurchase and Retirement of Restricted Stock ................................            (1)            (1)            (1)
  Conversion of Units to Common Stock ..........................................             1              2              3
                                                                                   -----------    -----------    -----------
Common Stock - End of Year .....................................................   $       424    $       411    $       403
                                                                                   ===========    ===========    ===========
Additional Paid-In-Capital - Beginning of Year .................................   $ 1,124,622    $ 1,197,877    $ 1,205,435
  Net Proceeds from the Issuance of Common Stock ...............................        15,111         16,241         18,886
  Issuance of Restricted Stock .................................................        20,634          3,231          3,132
  Repurchase and Retirement of Restricted Stock ................................        (1,797)        (1,694)        (1,568)
  Amortization of Stock Based Compensation .....................................            54            646            899
  Redemption of Series A Preferred Stock .......................................             -              -        (36,701)
  Redemption of Series B Preferred Stock .......................................             -        (96,293)             -
  Conversion of Units to Common Stock ..........................................         2,749          4,614          7,794
                                                                                   -----------    -----------    -----------
Additional Paid-In-Capital - End of Year .......................................   $ 1,161,373    $ 1,124,622    $ 1,197,877
                                                                                   ===========    ===========    ===========
Dist. In Excess of Accum. Earnings - Beginning of Year .........................   $  (158,251)   $  (143,958)   $  (126,962)
  Preferred Stock Dividends ($215.624 per Series C Preferred
   Share, $198.748 per Series D Preferred Share and $197.500 per Series E
   Preferred Share at December 31, 2003, 2002 and 2001, $81.424 and $218.750 per
   Series B Preferred Share at December 31, 2002 and 2001, respectively, and
   $.652 per Series A Preferred Share at December 31, 2001) ....................       (20,176)       (23,432)       (30,001)
  Distributions ($2.7400, $2.7250 and $2.6525 per Share/Unit at December 31,
   2003, 2002 and 2001, respectively) ..........................................      (126,699)      (125,785)      (123,118)
  Redemption of Series A Preferred Stock .......................................             -              -         (4,577)
  Redemption of Series B Preferred Stock .......................................             -         (3,148)             -
  Repurchase and Retirement of Restricted Stock ................................           (67)          (342)          (375)
  Net Income Before Minority Interest ..........................................       130,108        136,575        139,079
  Minority Interest:
   Allocation of Income ........................................................       (16,335)       (16,926)       (16,715)
   Distributions ($2.7400, $2.7250 and $2.6525 per Share/Unit at
    December 31, 2003, 2002 and 2001, respectively) ............................        18,528         18,765         18,711
                                                                                   -----------    -----------    -----------
Dist. In Excess of Accum. Earnings - End of Year ...............................   $  (172,892)   $  (158,251)   $  (143,958)
                                                                                   ===========    ===========    ===========
Unearned Value of Rest. Stock Grants - Beginning of Year .......................   $    (4,307)   $    (6,247)   $    (8,812)
   Issuance of Restricted Stock ................................................       (20,641)        (3,232)        (3,133)
   Amortization of Restricted Stock Grants .....................................         5,913          5,172          5,698
                                                                                   -----------    -----------    -----------
Unearned Value of Rest. Stock Grants - End of Year .............................   $   (19,035)   $    (4,307)   $    (6,247)

Treasury Shares, at cost - Beginning of Year ...................................   $   (69,591)   $   (40,098)   $   (11,699)
   Purchase of Treasury Shares .................................................          (997)       (29,493)       (28,399)
                                                                                   -----------    -----------    -----------
Treasury Shares, at cost - End of Year .........................................   $   (70,588)   $   (69,591)   $   (40,098)

Accum. Other Comprehensive Income (Loss) - Beginning of Year ...................   $   (10,559)   $   (12,381)   $         -
   Cumulative Transition Adjustment ............................................             -              -        (14,920)
   Settlement of Interest Rate Protection Agreements ...........................             -          1,772           (191)
   Mark-to-Market of Interest Rate Protection Agreements .......................           251           (126)          (231)
   Write-Off of Unamortized Interest Rate Protection Agreements
    Due to the Early Retirement of Debt ........................................             -              -          2,156
   Amortization of Interest Rate Protection Agreements .........................           198            176            805
                                                                                   -----------    -----------    -----------
Accum. Other Comprehensive Income (Loss) - End of Year .........................   $   (10,110)   $   (10,559)   $   (12,381)
                                                                                   ===========    ===========    ===========
                                                                                   -----------    -----------    -----------
Total Stockholders' Equity at End of Year ......................................   $   889,173    $   882,326    $   995,597
                                                                                   ===========    ===========    ===========

     The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  Year Ended   Year Ended  Year Ended
                                                                 December 31, December 31, December 31,
                                                                    2003          2002        2001
                                                                    ----          ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ..................................................   $ 113,773    $ 120,208    $ 122,364
  Income Allocated to Minority Interest .......................      16,335       16,367       16,715
                                                                  ---------    ---------    ---------
  Net Income Before Minority Interest .........................     130,108      136,575      139,079

  Adjustments to Reconcile Net Income to Net Cash Provided
  by Operating Activities:
    Depreciation ..............................................      73,902       67,525       65,944
    Amortization of Deferred Financing Costs ..................       1,764        1,925        1,809
    Other Amortization ........................................      17,846       15,295       15,465
    Valuation Provision on Real Estate ........................           -            -        9,500
    Provision for Bad Debt ....................................        (160)           -            -
    Loss From Early Retirement of Debt ........................       1,466          888       10,309
    Equity in (Income) Loss of Joint Ventures .................        (539)        (463)         791
    Distributions from Joint Ventures .........................         539          463            -
    Gain on Sale of Real Estate ...............................     (94,677)     (71,133)     (64,347)
    Increase in Tenant Accounts Receivable and Prepaid
      Expenses and Other Assets, Net ..........................     (24,380)     (13,701)     (20,438)
    Increase in Deferred Rent Receivable ......................      (2,597)      (1,947)      (3,499)
    Decrease in Accounts Payable and Accrued Expenses and
      Rents Received in Advance and Security Deposits .........      (6,454)      (3,728)      (6,070)
    Decrease (Increase) in Restricted Cash ....................       2,742         (102)      (1,452)
                                                                  ---------    ---------    ---------
      Net Cash Provided by Operating Activities ...............      99,560      131,597      147,091
                                                                  ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of and Additions to Investment in Real Estate .....    (312,356)    (337,399)    (400,008)
  Net Proceeds from Sales of Investments in Real Estate .......     325,585      365,687      352,975
  Contributions to and Investments in Joint Ventures ..........      (5,711)      (8,207)      (6,025)
  Distributions from Joint Ventures ...........................       2,859        2,260        1,524
  Repayment of Mortgage Loans Receivable ......................      75,886       20,502        9,870
  (Increase) Decrease in Restricted Cash ......................     (53,630)      (8,252)       2,903
                                                                  ---------    ---------    ---------
      Net Cash Provided by (Used In) Investing Activities .....      32,633       34,591      (38,761)
                                                                  ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds from the Issuance of Common Stock ..............      14,799       15,895       18,521
  Repurchase of Restricted Stock ..............................      (1,865)      (2,037)      (1,944)
  Purchase of Treasury Shares .................................        (997)     (29,493)     (28,399)
  Purchase of U.S. Government Securities ......................           -      (13,669)      (1,123)
  Proceeds from Maturity of U.S. Government Securities ........      15,832            -            -
  Proceeds from Senior Unsecured Debt .........................           -      247,950      199,390
  Other Proceeds from Senior Unsecured Debt ...................           -        1,772            -
  Repayments of Senior Unsecured Debt .........................           -      (84,930)    (100,000)
  Redemption of Preferred Stock ...............................           -     (100,000)     (41,295)
  Dividends/Distributions .....................................    (125,916)    (125,875)    (122,203)
  Preferred Stock Dividends ...................................     (20,176)     (23,432)     (38,212)
  Repayments on Mortgage Loans Payable ........................     (38,529)     (39,234)     (15,042)
  Proceeds from Unsecured Lines of Credit .....................     264,300      500,100      398,300
  Repayments on Unsecured Lines of Credit .....................    (238,700)    (512,300)    (385,800)
  Book Overdraft ..............................................           -        2,885       10,709
  Cost of Debt Issuance and Prepayment Fees ...................        (120)      (3,820)      (8,963)
                                                                  ---------    ---------    ---------
      Net Cash Used in Financing Activities ...................    (131,372)    (166,188)    (116,061)
                                                                  ---------    ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents ..........         821            -       (7,731)
Cash and Cash Equivalents, Beginning of Period ................          -             -        7,731
                                                                  ---------    ---------    ---------
Cash and Cash Equivalents, End of Period ......................   $     821    $       -    $       -
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

         First Industrial Realty Trust, Inc. and its subsidiaries (the "Company") began operations on July 1, 1994. The Company's operations are conducted primarily through First Industrial, L.P. (the "Operating Partnership") of which the Company is the sole general partner. The Company is the sole stockholder of First Industrial Finance Corporation, First Industrial Pennsylvania Corporation, First Industrial Harrisburg Corporation, First Industrial Securities Corporation, First Industrial Mortgage Corporation, First Industrial Indianapolis Corporation, FI Development Services Corporation and First Industrial Florida Finance Corporation, which are the sole general partners of First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P. (the "Mortgage Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), FI Development Services, L.P. and TK-SV, LTD., respectively, and the Operating Partnership is the sole limited partner. The Operating Partnership is also the sole member of limited liability companies and the sole stockholder of First Industrial Development Services, Inc. The Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to two joint ventures which invest in industrial properties, the September 1998 Joint Venture (hereinafter defined) and the December 2001 Joint Venture (hereinafter defined). The Company, through a wholly-owned limited liability company of which the Operating Partnership is the sole member, also owned a minority equity interest in and provided asset and property management services to a third joint venture which invested in industrial properties (the "September 1999 Joint Venture"). During September 2003, the September 1999 Joint Venture sold its remaining property. In conjunction with this final property sale, the final distribution was made to the partners. In May 2003, the Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, entered into a joint venture arrangement (the "May 2003 Joint Venture") with an institutional investor to invest in industrial properties. As of December 31, 2003, the May 2003 Joint Venture did not own any industrial properties.

         As of December 31, 2003, the Company owned 834 in-service properties located in 22 states, containing an aggregate of approximately 57.9 million square feet (unaudited) of gross leasable area ("GLA"). Of the 834 properties owned by the Company, 691 are held by the Operating Partnership, 19 are held by the Financing Partnership, 15 are held by the Securities Partnership, 15 are held by the Mortgage Partnership, 41 are held by the Pennsylvania Partnership, 10 are held by the Harrisburg Partnership, four are held by the Indianapolis Partnership, one is held by TK-SV, LTD., 11 are held by limited liability companies of which the Operating Partnership is the sole member and 27 are held by First Industrial Development Services, Inc.

2. BASIS OF PRESENTATION

         First Industrial Realty Trust, Inc. is the sole general partner of the Operating Partnership, with an approximate 85.6% and 85.0% ownership interest at December 31, 2003 and 2002, respectively. Minority interest at December 31, 2003 and 2002, represents the approximate 14.4% and 15.0%, respectively, aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

         The consolidated financial statements of the Company at December 31, 2003 and 2002 and for each of the years ended December 31, 2003, 2002 and 2001 include the accounts and operating results of the Company and its subsidiaries. Such financial statements present the Company's minority equity interests in the September 1998 Joint Venture (hereinafter defined), the September 1999 Joint Venture (hereinafter defined) and the December 2001 Joint Venture (hereinafter defined) under the equity method of accounting. All intercompany transactions have been eliminated in consolidation.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2003 and 2002, and the reported amounts of revenues and expenses for each of the years ended December 31, 2003, 2002 and 2001. Actual results could differ from those estimates.

Cash and Cash Equivalents

         Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short maturity of these investments.

Restricted Cash

         At December 31, 2003 and 2002, restricted cash includes gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Company exchanges into properties under Section 1031 of the Internal Revenue Code. At December 31, 2002 restricted cash also included cash reserves required to be set aside under the 1995 Mortgage Loan (hereinafter defined) for payment of real estate taxes, capital expenditures, interest, security deposit refunds, insurance and re-leasing costs. The carrying amount approximates fair value due to the short term maturity of these investments.

Investment in Real Estate and Depreciation

         Investment in Real Estate is carried at cost. The Company reviews its properties on a quarterly basis for impairment and provides a provision if impairments are found. To determine if an impairment may exist, the Company reviews its properties and identifies those that have had either an event of change or event of circumstances warranting further assessment of recoverability (such as a decrease in occupancy). If further assessment of recoverability is needed, the Company estimates the future net cash flows expected to result from the use of the property and its eventual disposition, on an individual property basis. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property on an individual property basis, the Company will recognize an impairment loss based upon the estimated fair value of such property. For properties management considers held for sale, the Company ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Company classifies properties as held for sale when the Company has an executed contract to sell.

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

         The Company accounts for all acquisitions entered into subsequent to June 30, 2001 in accordance with Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"). Upon acquisition of a property, the Company allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, tenant improvements, leasing commissions and intangible assets including in-place leases and above market and below market leases. The Company allocates the purchase price to the fair value of the tangible assets of an acquired property determined by valuing the property as if it were vacant. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         The purchase price is further allocated to in-place lease values based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with the respective tenant. Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases. The value of in-place lease intangibles, which is included as a component of Other Assets, is amortized to expense over the remaining lease term and expected renewal periods of the respective lease. If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions above and below market leases and the in-place lease value is immediately charged to expense.

Deferred Financing Costs

         Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $8,948 and $7,618 at December 31, 2003 and 2002, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.

Investments in Joint Ventures

         Investments in Joint Ventures represents the Company's minority equity interests in the September 1998 Joint Venture (hereinafter defined), the September 1999 Joint Venture (hereinafter defined) and the December 2001 Joint Venture (hereinafter defined). Investments in Joint Ventures are accounted for under the equity method of accounting, as the Company does not have operational control or a majority voting interest. Under the equity method of accounting, the Company's share of earnings or losses of the September 1998 Joint Venture (hereinafter defined), the September 1999 Joint Venture (hereinafter defined) and the December 2001 Joint Venture (hereinafter defined) is reflected in income as earned and contributions or distributions increase or decrease, respectively, the Company's Investments in Joint Ventures as paid or received, respectively. Differences between the Company's carrying value of its investments in joint ventures and the Company's underlying equity of such joint ventures are amortized over the respective lives of the underlying assets, as applicable.

Employee Benefit Plans

         At December 31, 2003, the Company has three stock incentive employee compensation plans, which are described more fully in Note 12. Prior to January 1, 2003, the Company accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company's stock on the date of grant. Certain options issued in 2000 were issued with a strike price less than the fair value of the Company's stock on the date of grant. Compensation expense is being recognized for the intrinsic value of these options determined at the date of grant over the vesting period. On January 1, 2003, the Company adopted the fair value recognition provisions of the FASB Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"), as amended by Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". The Company is applying the fair value recognition provisions of FAS 123 prospectively to all employee option awards granted after December 31, 2002. The Company has not awarded options to employees or directors of the Company during the year ended December 31, 2003, therefore no stock-based employee compensation expense, except for expense related to restricted stock, is included in net income available to common stockholders related to the fair value recognition provisions of FAS 123.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Had compensation expense for the Company's Stock Incentive Plans been determined based upon the fair value at the grant date for awards under the Stock Incentive Plans consistent with the methodology prescribed under FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended by FAS 148, net income and earnings per share would have been the pro forma amounts indicated in the table below:

                                                                                             For the Year Ended
                                                                                     ------------------------------------
                                                                                        2003           2002      2001
                                                                                     ----------  ----------   -----------
Net Income Available to Common Stockholders - as reported ........................   $   93,597  $   93,069    $   87,786
Add: Stock-Based Employee Compensation Expense Included in Net Income
  Available to Common Stockholders, Net of Minority Interest - as reported .......           46         201           217
Less: Total Stock-Based Employee Compensation Expense, Net of Minority
  Interest - Determined Under the Fair Value Method ..............................       (1,149)       (980)         (666)
                                                                                     ----------  ----------   -----------
Net Income Available to Common Stockholders - pro forma ..........................   $   92,494  $   92,290   $    87,337
                                                                                     ==========  ==========   ===========
Net Income Available to Common Stockholders per Share - as reported - Basic ......   $     2.43  $     2.39   $      2.26
Net Income Available to Common Stockholders per Share - pro forma - Basic ........   $     2.40  $     2.37   $      2.25
Net Income Available to Common Stockholders per Share - as reported - Diluted.....   $     2.42  $     2.38   $      2.24
Net Income Available to Common Stockholders per Share - pro forma - Diluted ......   $     2.39  $     2.36   $      2.23

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                Expected dividend yield .................................   N/A       8.28%         8.22%
                                Expected stock price volatility .........................   N/A      20.94%        20.75%
                                Risk-free interest rate .................................   N/A       3.58%         4.91%
                                Expected life of options ................................   N/A       3.00          3.03

The weighted average fair value of options granted during 2002 and 2001 is $1.97 and $2.49 per option, respectively. The Company did not issue any options in 2003.

Revenue Recognition

         Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for taxes, insurance and other property operating expenses and is recognized as revenue in the same period the related expenses are incurred by the Company.

         Revenue is recognized on payments received from tenants for early lease terminations after the Company determines that all the necessary criteria have been met in accordance with FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13").

         The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,890 and $2,050 as of December 31, 2003 and December 31, 2002, respectively. For accounts receivable the Company deems uncollectible, the Company uses the direct write-off method.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Gain on Sale of Real Estate

         Gain on sale of real estate is recognized using the full accrual method, when appropriate. Gains relating to transactions which do not meet the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances. As the assets are sold, their costs and related accumulated depreciation are removed from the accounts with resulting gains or losses reflected in net income or loss. Estimated future costs to be incurred by the Company after completion of each sale are included in the determination of the gains on sales.

Income Taxes

         The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a result, the Company generally is not subject to federal income taxation to the extent that it satisfies the requirements set forth in Section 856 of the Code (pertaining to its organization and types of income and assets) necessary to maintain its status as a REIT, and it distributes annually at least 90% of its REIT taxable income, as defined in the Code, to its stockholders and satisfies certain other requirements. Accordingly, no provision has been made for state or federal income taxes in the accompanying consolidated financial statements except for activities conducted in its taxable REIT subsidiary, First Industrial Development Services, Inc. The provision for such state and federal income taxes has been reflected in gain on sale of real estate or the gain component of income from discontinued operations in the consolidated statements of operations and comprehensive income and has not been separately stated due to its insignificance.

         The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. The provision for such state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and comprehensive income and has not been separately stated due to its insignificance.

         For federal income tax purposes, the cash distributions paid to stockholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Distributions declared on common stock for the year ended December 31, 2003, totaling approximately $108,171, are characterized 42.03% ($1.1516 per share) as ordinary income, 9.73% ($0.2666 per share) as 25 percent rate capital gain, 4.14% ($0.1134 per share) as 20 percent rate capital gain, 18.39% ($0.5039 per share) as a 15 percent rate capital gain and 25.71% ($0.7045 per share) as return of capital. Of the 4.14% of such dividends that qualify as 20 percent rate capital gain, 64.66% ($0.0733 per share or 2.677 percentage points) qualify as "qualified 5-year gain," to which, for certain taxpayers, a lower rate will apply. Distributions declared on common stock for the year ended December 31, 2002, totaling approximately $107,020, are characterized 42.16% ($1.1489 per share) as ordinary income, 4.47% ($0.1218 per share) as short term capital gain, 14.11% ($0.3845 per share) as 20 percent rate capital gain, 9.23% ($0.2515 per share) as a 25 percent rate capital gain and 30.03% ($0.8183 per share) as return of capital. Of the 14.11% of such dividends that qualify as 20 percent rate capital gain, 51.67% ($.1987 per share or 7.29 percentage points) qualify as "qualified 5-year gain," to which, for certain taxpayers, a lower rate will apply. Distributions declared for the year ended December 31, 2001, totaling approximately $104,407, are characterized 67.7% ($1.80 per share) as ordinary income, 6.1% ($.16 per share) as 20% rate capital gain, 5.7% ($.15 per share) as a 25% rate capital gain and 20.5% ($.54 per share) as return of capital.

         Additionally, for tax purposes, 56.57% of the Company's 2003 preferred stock dividends qualify as ordinary income, 13.10% qualify as 25 percent rate capital gain, 5.58% qualify as 20 percent rate capital gain and 24.75% qualify as 15 percent rate capital gain. Of the 5.58% of such dividends that qualify as 20 percent rate capital gain, 64.66% (or 3.608 percentage points) qualify as a "qualified 5-year gain."

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Earnings Per Common Share

         Net income per weighted average share - basic is based on the weighted average common shares outstanding (excluding restricted stock that has not yet vested). Net income per weighted average share - diluted is based on the weighted average common shares outstanding (exluding restricted stock that has not yet vested) plus the dilutive effect of in-the-money employee stock options and restricted stock. See Note 10 for further disclosure about earnings per share.

Fair Value of Financial Instruments

         The Company's financial instruments include short-term investments, tenant accounts receivable, mortgage notes receivable, accounts payable, other accrued expenses, mortgage loans payable, unsecured line of credit, senior unsecured debt and the Put Option (defined hereinafter) issued in conjunction with an initial offering of certain unsecured debt.

         The fair values of the short-term investments, tenant accounts receivable, mortgage notes receivable, accounts payable and other accrued expenses were not materially different from their carrying or contract values. See Note 5 for the fair values of the mortgage loans payable, unsecured line of credit, senior unsecured debt and the Put Option (defined hereinafter) issued in conjunction with an initial offering of certain unsecured debt.

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

Discontinued Operations

         On January 1, 2002, the Company adopted the FASB Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of property sold subsequent to December 31, 2001 that were not classified as held for sale at December 31, 2001 as well as the results of operations from properties that were classified as held for sale subsequent to December 31, 2001 be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (b) the Company will not have any significant involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

Segment Reporting

         Management views the Company as a single segment.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Recent Accounting Pronouncements

         In January 2003, the FASB issued FIN 46, which provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. The Company does not believe that the application of FIN 46 will have an impact on its financial position, results of operations, or liquidity.

Reclassification

         On January 1, 2003, the Company adopted the FASB's Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds FAS 4, FAS 44 and FAS 64 and amends FAS 13 to modify the accounting for sales-leaseback transactions. FAS 4 required the classification of gains and losses resulting from extinguishment of debt to be classified as extraordinary items. Pursuant to the adoption of FAS 145, the Company reclassified amounts shown as extraordinary for the years ended December 31, 2002 and 2001 to continuing operations.

         In July 2003, the Securities and Exchange Commission (the "SEC") issued a clarification on Emerging Issues Task Force ("EITF") Abstract, Topic No. D 42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" ("EITF 42"). This clarification of EITF 42, states for the purpose of calculating the excess of (1) fair value of the consideration transferred to the holders of the preferred stock over (2) the carrying amount of the preferred stock in the balance sheet, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock. This clarification was effective in the first fiscal period ending after June 15, 2003 and required prior periods presented to be restated. Pursuant to EITF 42, the Company restated net income available to common stockholders and net income available to common stockholders per share amounts for the years ended December 31, 2002 and 2001 by reducing net income available to common stockholders for the initial issuance costs related to the redemption of the Company's 8.75%, $.01 par value, Series B Cumulative Preferred Stock (the "Series B Preferred Stock") on May 14, 2002 and the redemption of the Company's 9.5%, $.01 par value, Series A Cumulative Preferred Stock, (the "Series A Preferred Stock") on April 9, 2001. The impact of the adoption of EITF 42 for the years ended December 31, 2002 and 2001 was a reduction of basic EPS of $.08 and $.11, respectively, and a reduction of diluted EPS of $.08 and $.12, respectively.

         Certain 2002 and 2001 items have been reclassified to conform to the 2003 presentation.

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

         On September 2, 1999, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the "September 1999 Joint Venture") with an institutional investor to invest in industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership, owned a ten percent equity interest in the September 1999 Joint Venture and provides property and asset management services to the September 1999 Joint Venture. During September 2003, the September 1999 Joint Venture sold its remaining property. In conjunction with this final property sale, the final distribution was made to the partners.

         On December 28, 2001, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the "December 2001 Joint Venture") with an institutional investor to invest in industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership, owns a 15% equity interest in the December 2001 Joint Venture and provides property management services to the December 2001 Joint Venture. Thirty of the 36 industrial properties were purchased from the Company. The Company deferred 15% of the gain resulting from these sales which is equal to the Company's economic interest in the December 2001 Joint Venture. The 15% gain deferral reduced the Company's investment in joint ventures and is amortized into income over the life of the sold property, generally 40 years. If the December 2001 Joint Venture sells any of the 30 properties that the Company sold to the December 2001 Joint Venture to a third party, the Company will recognize the unamortized portion of the deferred gain as gain on sale of real estate. If the Company repurchases any of the 30 properties that it sold to the December 2001 Joint Venture, the 15% gain deferral will be netted against the basis of the property purchased (which reduces the basis of the property).

         During the years ended December 2003, 2002 and 2001, the Company invested the following amounts in its three joint ventures as well as received distributions and recognized fees from acquisition, disposition, property management and asset management services in the following amounts:

                                                             Year Ended      Year Ended     Year Ended
                                                             December 31,   December 31,    December 31,
                                                                 2003          2002            2001
                                                                 ----          ----            ----
Contributions .............................................   $   5,558      $  8,207        $  6,025

Distributions .............................................   $   3,398      $  2,723        $  1,524

Fees ......................................................   $   2,173      $  1,863        $  2,377

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4. INVESTMENTS IN JOINT VENTURES, CONTINUED

The combined summarized financial information of the investments in joint ventures is as follow:

                                                    December 31, December 31,
                                                       2003         2002
                                                       ----         ----
CONDENSED COMBINED BALANCE SHEETS
Gross Real Estate Investment                         $ 348,030    $ 295,470
Less: Accumulated Depreciation                         (15,330)     (11,482)
                                                     ---------    ---------
  Net Real Estate                                      332,700      283,988
Other Assets                                            16,750       19,379
                                                     ---------    ---------
  Total Assets                                       $ 349,450    $ 303,367
                                                     =========    =========
Long Term Debt                                       $ 217,413    $ 184,010
Other Liabilities                                        6,596        7,974
Equity                                                 125,441      111,383
                                                     ---------    ---------
  Total Liabilities and Equity                       $ 349,450    $ 303,367
                                                     =========    =========

Company's share of Equity                            $  18,205    $  15,113
Basis Differentials (1)                                 (5,019)      (2,568)
                                                     ---------    ---------
Carrying Value of the Company's investments in
joint ventures                                       $  13,186    $  12,545
                                                     =========    =========

(1) This amount represents the aggregate difference between the Company's historical cost basis and the basis reflected at the joint venture level. Basis differentials are primarily comprised of gain deferrals related to properties the Company sold to the Joint Ventures and certain acquisition costs which are not reflected at the joint venture level.

                                                      Year Ended December 31,
                                                     2003       2002      2001
                                                    ------     ------    ------
CONDENSED COMBINED STATEMENTS OF OPERATIONS

Total Revenues                                      35,603     34,635    38,983
Expenses
  Operating and Other                                9,693     14,482    13,473
  Interest                                           7,353     10,554    15,377
  Depreciation and Amortization                      8,711      6,955     6,354
                                                    ------     ------    ------
Total Expenses                                      25,757     31,991    35,204
                                                    ------     ------    ------
Gain (Loss) on Sale of Real Estate                  (2,069)     8,231    (6,024)
                                                    ------     ------    ------
Net Income (Loss)                                    7,777     10,875    (2,245)
                                                    ======     ======    ======
Company's share of Net Income (Loss)                   539        463      (791)
                                                    ======     ======    ======

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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINES OF CREDIT, CONTINUED

         On May 1, 2003, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $14,157 (the "Acquisition Mortgage Loan X"). The Acquisition Mortgage Loan X is collateralized by one property in Hagerstown, Maryland, bears interest at a fixed interest rate of 8.25% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan X matures on December 1, 2010. In conjunction with the assumption of the Acquisition Mortgage Loan X, the Company recorded a premium in the amount of $2,927 which will be amortized over the remaining life of the Acquisition Mortgage Loan X as an adjustment to interest expense.

         On September 12, 2003, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $4,269 (the "Acquisition Mortgage Loan XI"). The Acquisition Mortgage Loan XI is collateralized by one property in Downers Grove, Illinois, bears interest at a fixed rate of 7.61% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan XI matures on May 1, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XI, the Company recorded a premium in the amount of $621 which will be amortized over the remaining life of the Acquisition Mortgage Loan XI as an adjustment to interest expense.

         On September 12, 2003, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $2,325 (the "Acquisition Mortgage Loan XII"). The Acquisition Mortgage Loan XII is collateralized by one property in Indianapolis, Indiana, bears interest at a fixed rate of 7.54% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan XII matures on January 1, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XII, the Company recorded a premium in the amount of $317 which will be amortized over the remaining life of the Acquisition Mortgage Loan XII as an adjustment to interest expense.

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

         On May 13, 1997, the Company, through the Operating Partnership, issued $100,000 of senior unsecured debt which matures on May 15, 2027, and bears a coupon interest rate of 7.15% (the "2027 Notes"). The issue price of the 2027 Notes was 99.854%. The 2027 Notes were redeemable, at the option of the holders thereof, on May 15, 2002. The Company received redemption notices from holders representing $84,930 of the 2027 Notes outstanding. On May 15, 2002, the Company, through the Operating Partnership, paid off and retired $84,930 of 2027 Notes. Due to the partial payoff of the 2027 Notes, the Company has recorded a loss from the early retirement of debt in 2002 of approximately $888 comprised of the amount paid above the carrying amount of the 2027 notes, the write-off of the pro rata unamortized deferred financing costs and legal costs. Interest is paid semi-annually in arrears on May 15 and November 15. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2027 Notes prior to issuance. The Company settled the interest rate protection agreement for approximately $597 of proceeds, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2027 Notes as an adjustment to interest expense. The 2027 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINES OF CREDIT, CONTINUED

         On May 22, 1997, the Company, through the Operating Partnership, issued $100,000 of senior unsecured debt which matures on May 15, 2011 and bears a coupon interest rate of 7.375% (the "2011 PATS"). The issue price of the 2011 PATS was 99.348%. Interest is paid semi-annually in arrears on May 15 and November 15. The 2011 PATS are redeemable, at the option of the holder thereof, on May 15, 2004 (the "Put Option"). If the 2011 PATS are not redeemed on May 15, 2004, the 2011 PATS will be reissued and the interest rate on the 2011 PATS will be reset at a fixed rate until May 15, 2011 based upon a predetermined formula. The Company received approximately $1,781 of proceeds from the holder for the Put Option. The Company amortizes the Put Option amount over the life of the Put Option as an adjustment to interest expense. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 PATS prior to issuance. The Company settled the interest rate protection agreement for a payment of approximately $90, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 PATS as an adjustment to interest expense. The 2011 PATS contain certain covenants including limitation on incurrence of debt and debt service coverage.

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

         On March 31, 1998, the Company, through the Operating Partnership, issued $100,000 of Dealer remarketable securities which were to mature on April 5, 2011 and bore a coupon interest rate of 6.50% (the "2011 Drs."). The issue price of the 2011 Drs. was 99.753%. The 2011 Drs. were callable at the option of J.P. Morgan, Inc., as Remarketing Dealer, on April 5, 2001. The Company received approximately $2,760 of proceeds from the Remarketing Dealer. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Drs. prior to issuance. The Company settled the interest rate protection agreement for a payment of approximately $2,565, which is included in other comprehensive income. The Remarketing Dealer exercised its call option with respect to the 2011 Drs. On April 5, 2001, the Company repurchased and retired the 2011 Drs. from the Remarketing Dealer for approximately $105,565. In conjunction with the forecasted retirement of the 2011 Drs., the Company entered into an interest rate protection agreement which fixed the retirement price of the 2011 Drs. which it designated as a cash flow hedge. On April 2, 2001, this interest rate protection agreement was settled for a payment of approximately $562. Due to the retirement of the 2011 Drs., the Company recorded a loss from the early retirement of debt in 2001 of approximately $9,245 comprised of the amount paid above the 2011 Drs. carrying value, the write-off of unamortized deferred financing costs, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the 2011 Drs. prior to issuance, the settlement of the interest rate protection agreement as discussed above, legal costs and other expenses.

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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINES OF CREDIT, CONTINUED

         The following table discloses certain information regarding the Company's mortgage loans, senior unsecured debt and unsecured line of credit:

                                       OUTSTANDING BALANCE AT          ACCRUED INTEREST PAYABLE AT   INTEREST RATE AT
                                   -------------------------------     ---------------------------   ----------------
                                   DECEMBER 31,        DECEMBER 31,     DECEMBER 31,  DECEMBER 31,      DECEMBER 31,    MATURITY
                                      2003                2002              2003          2002             2003           DATE
                                   -----------        ------------      -----------   -----------       -----------     --------
MORTGAGE LOANS PAYABLE, NET
1995 Mortgage Loan ..............  $         - (1)    $     37,482      $         -   $       158            (1)           (1)
Assumed Loans ...................        5,442               6,015                -             -          9.250%       01/01/13
Acquisition Mortgage Loan IV.....        2,130               2,215               16            17          8.950%       10/01/06
Acquisition Mortgage Loan V......        2,529 (2)           2,598 (2)           18            18          9.010%       09/01/06
Acquisition Mortgage Loan VIII...        5,603               5,733               39            39          8.260%       12/01/19
Acquisition Mortgage Loan IX.....        5,811               5,946               40            41          8.260%       12/01/19
Acquisition Mortgage Loan X......       16,754 (2)               -              100             -          8.250%       12/01/10
Acquisition Mortgage Loan XI.....        4,854 (2)               -                -             -          7.610%       05/01/12
Acquisition Mortgage Loan XII....        2,623 (2)               -                -             -          7.540%       01/01/12
                                   -----------        ------------      -----------   -----------
Total                              $    45,746        $     59,989      $       213   $       273
                                   -----------        ------------      -----------   -----------
SENIOR UNSECURED DEBT, NET
2005 Notes.......................  $    50,000        $     50,000      $       383   $       383          6.900%       11/21/05
2006 Notes.......................      150,000             150,000              875           875          7.000%       12/01/06
2007 Notes.......................      149,982 (3)         149,977 (3)        1,457         1,457          7.600%       05/15/07
2011 PATS........................       99,657 (3)          99,610 (3)          942           942          7.375%       05/15/11 (4)
2017 Notes.......................       99,866 (3)          99,857 (3)          625           625          7.500%       12/01/17
2027 Notes.......................       15,053 (3)          15,052 (3)          138           138          7.150%       05/15/27
2028 Notes.......................      199,807 (3)         199,799 (3)        7,009         7,009          7.600%       07/15/28
2011 Notes.......................      199,563 (3)         199,502 (3)        4,343         4,343          7.375%       03/15/11
2012 Notes.......................      198,856 (3)         198,717 (3)        2,903         2,903          6.875%       04/15/12
2032 Notes.......................       49,368 (3)          49,346 (3)          818           818          7.750%       04/15/32
                                   -----------        ------------      -----------   -----------
Total                              $ 1,212,152        $  1,211,860      $    19,493   $    19,493
                                   ===========        ============      ===========   ===========
UNSECURED LINE OF CREDIT
2002 Unsecured Line of Credit....  $   195,900        $    170,300      $       336   $       415          2.207%       09/30/05
                                   ===========        ============      ===========   ===========


(1)  The 1995 Mortgage Loan was paid off and retired on January 13, 2003.

(2) At December 31, 2003 and December 31, 2002, the Acquisition Mortgage Loan V includes an unamortized premium of $102 and $143, respectively. At December 31, 2003 the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XI and the Acquisition Mortgage Loan XII include unamortized premiums of $2,673, $597 and $305, respectively.

(3) At December 31, 2003, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $18, $343, $134, $17, $193, $437, $1,144 and $632,
     respectively. At December 31, 2002, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $23, $390, $143, $18, $201, $498, $1,283 and
     $654, respectively.

(4) The 2011 PATS are redeemable at the option of the holder thereof, on May 15, 2004.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5. MORTGAGE LOANS PAYABLE, NET, SENIOR UNSECURED DEBT, NET AND UNSECURED LINES OF CREDIT, CONTINUED

         The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

               Amount
               ------
2004         $    1,232
2005            247,249
2006            155,613
2007            151,442
2008              1,571
Thereafter      895,932
             ----------
Total        $1,453,039
             ----------

Fair Value

         At December 31, 2003 and 2002, the fair value of the Company's mortgage loans payable, senior unsecured debt, unsecured line of credit and Put Option were as follows:

                                                  December 31, 2003       December 31, 2002
                                                ---------------------   ---------------------
                                                 Carrying      Fair      Carrying     Fair
                                                  Amount      Value      Amount      Value
                                                ---------   ---------   ---------   ---------
Mortgage Loans Payable ......................  $   45,746  $   48,939  $   59,989  $   63,351
Senior Unsecured Debt .......................   1,212,152   1,332,958   1,211,860   1,325,937
Unsecured Line of Credit (Variable Rate) ....     195,900     195,900      95,300      95,300
Unsecured Line of Credit (Fixed Rate) .......        --          --        75,000      75,357
Put Option ..................................          95      16,320         350      16,480
                                               ----------  ----------  ----------  ----------
Total .......................................  $1,453,893  $1,594,117  $1,442,499  $1,576,425
                                               ----------  ----------  ----------  ----------

         The fair value of the senior unsecured debt was determined by quoted market prices, if available. The fair values of the Company's senior unsecured debt not valued by quoted market prices, mortgage loans payable, the fixed rate portion of the Unsecured Line of Credit and Put Option were determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of the variable rate portion of the Unsecured Line of Credit was equal to its carrying value due to the variable interest rate nature of the loan.

Other Comprehensive Income

         In conjunction with the prior issuances of senior unsecured debt, the Company entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the "Interest Rate Protection Agreements"). In the next 12 months, the Company will amortize approximately $221 of the Interest Rate Protection Agreements into net income as an increase to interest expense.

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

         On May 14, 1997, the Company issued 4,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 8 -3/4%, $.01 par value, Series B Cumulative Preferred Stock (the "Series B Preferred Stock"), at an initial offering price of $25 per Depositary Share. On or after May 14, 2002, the Series B Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $100,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. On April 12, 2002, the Company called for the redemption of all of its outstanding Series B Preferred Stock at the price of $25 per Depositary Share, plus accrued and unpaid dividends. The Company redeemed the Series B Preferred Stock on May 14, 2002 and paid a prorated second quarter dividend of $.26736 per Depositary Share, totaling approximately $1,069.

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

         On February 4, 1998, the Company issued 5,000,000 Depositary Shares, each representing 1/100th of a share of the Company's 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the "Series D Preferred Stock"), at an initial offering price of $25 per Depositary Share. Dividends on the Series D Preferred Stock represented by the Depositary Shares are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the dividends and amounts upon liquidation, dissolution or winding up, the Series D Preferred Stock ranks senior to payments on the Company's Common Stock and pari passu with the Company's Series C Preferred Stock and Series E Preferred Stock (hereinafter defined). On or after February 4, 2003, the Series D Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $125,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series D Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

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

Preferred Stock and Series D Preferred Stock. On or after March 18, 2003, the Series E Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $75,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series E Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

         The following table summarizes certain information regarding the Company's preferred stock:

                                      Stated Value at
                                -----------------------------      Initial            Optional
                                December 31,     December 31,      Dividend          Redemption
                                   2003              2002            Rate               Date
                                ------------     ------------      --------          ----------
Series C Preferred Stock        $    50,000       $   50,000         8.625%            6/6/07
Series D Preferred Stock            125,000          125,000         7.950%            2/4/03
Series E Preferred Stock             75,000           75,000         7.900%            3/18/03
                                -----------       ----------
Total                           $   250,000       $  250,000
                                ===========       ==========

Shares of Common Stock

         The following table is a roll-forward of the Company's shares of common stock outstanding for the three years ended December 31, 2003:

                                                                        Shares of Common
                                                                        Stock Outstanding
                                                                        -----------------
BALANCE AT DECEMBER 31, 2000                                                   38,844,086
Issuance of Common Stock and Stock Option Exercises                               729,054
Issuance of Restricted Stock Shares                                                98,149
Repurchase and Retirement of Restricted Stock Shares                              (59,091)
Purchase of Treasury Shares                                                    (1,003,300)
Conversion of Operating Partnership Units                                         295,789
                                                                             ------------
BALANCE AT DECEMBER 31, 2001                                                   38,904,687
                                                                             ============
Issuance of Common Stock and Stock Option Exercises                               572,677
Issuance of Restricted Stock Shares                                                93,980
Repurchase and Retirement of Restricted Stock Shares                              (60,419)
Purchase of Treasury Shares                                                    (1,091,500)
Conversion of Operating Partnership Units                                         178,896
                                                                             ------------
BALANCE AT DECEMBER 31, 2002                                                   38,598,321
                                                                             ============
Issuance of Common Stock and Stock Option Exercises                               542,744
Issuance of Restricted Stock Shares                                               704,844
Repurchase and Retirement of Restricted Stock Shares                              (66,183)
Purchase of Treasury Shares                                                       (37,300)
Conversion of Operating Partnership Units                                         107,944
                                                                             ------------
BALANCE AT DECEMBER 31, 2003                                                   39,850,370
                                                                             ============

Non-Qualified Employee Stock Options

         For the year ended December 31, 2003 certain employees of the Company exercised 531,473 non-qualified employee stock options. Gross proceeds to the Company were approximately $14,799.

         For the year ended December 31, 2002 certain employees of the Company exercised 561,418 non-qualified employee stock options. Gross proceeds to the Company were approximately $15,895.

         For the year ended December 31, 2001 certain employees of the Company exercised 717,836 non-qualified employee stock options. Gross proceeds to the Company were approximately $18,521.

Restricted Stock

         During the years ended December 31, 2003, 2002, and 2001 the Company awarded 704,844,93,980 and 98,149 restricted shares of common stock, respectively, to certain employees and certain directors of the Company. See
Note 12.

Treasury Stock:

         In March 2000, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common stock. The Company may make purchases from time to time, if price levels warrant, in the open market or in privately negotiated transactions. During the year ended December 31, 2003, the Company repurchased 37,300 shares of its common stock at a weighted average price of approximately $26.73 per share. During the year ended December 31, 2002, the Company repurchased 1,091,500 shares of its common stock at a weighted average price of approximately $27.02 per share. During the year ended December 31, 2001, the Company repurchased 1,003,300 shares of its common stock at a weighted average price of approximately $28.30 per share.

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

Dividends/Distributions

         The following table summarizes dividends/distributions for the past three years:

                                                Year Ended 2003           Year Ended 2002           Year Ended 2001
                                           ------------------------- ------------------------- -------------------------
                                            Dividend/                 Dividend/                 Dividend/
                                           Distribution     Total    Distribution     Total    Distribution    Total
                                            per Share/    Dividend/   per Share/    Dividend/   per Share/    Dividend/
                                               Unit     Distribution     Unit     Distribution     Unit     Distribution
                                           ------------ ------------ ------------ ------------ ------------ ------------
Common Stock/Operating Partnership Units     $  2.7400    $ 126,699    $  2.7250    $ 125,785    $  2.6525   $ 123,118
Series A Preferred Stock                     $       -    $       -    $       -    $       -    $  0.6525   $   1,077
Series B Preferred Stock                     $       -    $       -    $ 81.4240    $   3,256    $218.7500   $   8,748
Series C Preferred Stock                     $215.6240    $   4,313    $215.6240    $   4,313    $215.6240   $   4,313
Series D Preferred Stock                     $198.7480    $   9,937    $198.7480    $   9,937    $198.7480   $   9,937
Series E Preferred Stock                     $197.5000    $   5,926    $197.5000    $   5,926    $197.5000   $   5,926

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

7. ACQUISITION AND DEVELOPMENT OF REAL ESTATE

         In 2003, the Company acquired 64 in-service industrial properties comprising, in the aggregate, approximately 6.6 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $230,391, excluding costs incurred in conjunction with the acquisition of the properties. The Company also completed the development of 11 properties comprising approximately 1.3 million square feet (unaudited) of GLA at a cost of approximately $64.9 million.

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

8. SALE OF REAL ESTATE

         In 2003, the Company sold 130 industrial properties comprising approximately 7.4 million square feet (unaudited) of GLA and several land parcels. Ten of the 130 sold properties comprising approximately 1.4 million square feet (unaudited) of GLA were sold to the December 2001 Joint Venture. Gross proceeds from the sales of the 130 industrial properties and several land parcels were approximately $394,382. The gain on sale of real estate was approximately $94,677, of which $79,072 is shown in discontinued operations. In accordance with FAS 144, the results of operations and gain on sale of real estate for the 120 of the 130 sold properties that were not identified as held for sale at December 31, 2001 are included in discontinued operations.

         In 2002, the Company sold 86 industrial properties comprising approximately 8.5 million square feet (unaudited) of GLA that were not classified as held for sale at December 31, 2001, 12 industrial properties comprising approximately .9 million square feet (unaudited) of GLA that were classified as held for sale at December 31, 2001, 16 industrial properties comprising approximately 2.5 million square feet (unaudited) of GLA that were sold to the December 2001 Joint Venture, several land parcels and assigned to third parties the right to purchase certain properties. Gross proceeds from these sales were approximately $473,511. The gain on sale of real estate was approximately $71,133, of which $54,657 is shown in discontinued operations. In accordance with FAS 144, the results of operations and gain on sale of real estate for the 86 of the 114 sold industrial properties that were not identified as held for sale at December 31, 2001 and the gain associated with the assignment to third parties of the right to purchase certain properties are included in discontinued operations.

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

         The following table discloses certain information regarding the industrial properties included in discontinued operations by the Company for the years ended December 31, 2003, 2002 and 2001.

                                          YEAR ENDED DECEMBER 31,
                                      --------------------------------
                                        2003        2002        2001
                                      --------    --------    --------
Total Revenues                        $ 20,178    $ 55,266    $ 67,662
Operating Expenses                      (7,290)    (16,890)    (18,340)
Depreciation and Amortization           (4,085)    (10,695)    (13,523)
Gain on Sale of Real Estate             79,072      54,657           -
                                      --------    --------    --------
Income from Discontinued Operations   $ 87,875    $ 82,338    $ 35,799
                                      ========    ========    ========

         In conjunction with certain property sales, the Company provided seller financing on behalf of certain buyers. At December 31, 2003, the Company had mortgage notes receivable and accrued interest outstanding of approximately $52,920 which is included as a component of prepaid expenses and other assets. At December 31, 2002, the Company had mortgage notes receivable and accrued interest outstanding of approximately $84,675, which is included as a component of prepaid expenses and other assets.

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

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

9. SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

         Supplemental disclosure of cash flow information:

                                                          Year Ended    Year Ended    Year Ended
                                                         December 31,  December 31,  December 31,
                                                             2003          2002          2001
                                                         ------------  ------------  ------------
  Interest paid, net of capitalized interest ..........   $   95,595    $   87,723    $   80,577
                                                          ==========    ==========    ==========
  Interest capitalized ................................   $      761    $    7,792    $    9,950
                                                          ==========    ==========    ==========
Supplemental schedule of noncash investing and
financing activities:
  Distribution payable on common stock/units ..........   $   31,889    $   31,106    $   31,196
                                                          ==========    ==========    ==========
Exchange of units for common shares:
  Minority interest ...................................   $   (2,750)   $   (4,616)   $   (7,797)
  Common stock ........................................            1             2             3
  Additional paid-in-capital ..........................        2,749         4,614         7,794
                                                          ----------    ----------    ----------
                                                          $        -    $        -    $        -
                                                          ==========    ==========    ==========

In conjunction with the property and land acquisitions,
the following assets and liabilities were assumed:
  Purchase of real estate .............................   $  230,391    $  239,408    $  227,514
  Operating partnership units .........................          -            (633)       (1,491)
  Deferred purchase price .............................      (10,425)          -             -
  Accounts payable and accrued expenses ...............       (2,193)       (2,504)       (2,153)
  Mortgage debt .......................................      (20,751)      (11,844)          -
                                                          ----------    ----------    ----------
  Acquisition of real estate ..........................   $  197,022    $  224,427    $  223,870
                                                          ==========    ==========    ==========
In conjunction with certain property sales, the
Company provided seller financing:
  Notes receivable ....................................   $   46,372    $   78,227    $   12,460
                                                          ----------    ----------    ----------

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

10. EARNINGS PER SHARE ("EPS")

         The computation of basic and diluted EPS is presented below.

                                                           Year Ended      Year Ended      Year Ended
                                                          December 31,    December 31,    December 31,
                                                             2003            2002            2001
                                                          ------------    ------------    ------------
Numerator:
  Income from Continuing Operations ...................   $     25,670    $     36,176    $     37,570
  Gain on Sale of Real Estate, Net of Minority Interest         13,286          14,012          54,483
  Less: Preferred Stock Dividends .....................        (20,176)        (23,432)        (30,001)
  Less: Redemption of Series A Preferred Stock ........              -               -          (4,577)
  Less: Redemption of Series B Preferred Stock ........              -          (3,707)              -
                                                          ------------    ------------    ------------
  Income from Continuing Operations Available to
    Common Stockholders, Net of Minority Interest
    - For Basic and Diluted EPS .......................         18,780          23,049          57,475
Discontinued Operations, Net of Minority Interest .....         74,817          70,020          30,311
                                                          ------------    ------------    ------------
Net Income Available to Common Stockholders
    - For Basic and Diluted EPS .......................   $     93,597    $     93,069    $     87,786
                                                          ============    ============    ============

Denominator:
  Weighted Average Shares - Basic .....................     38,541,571      38,927,282      38,840,939

  Effect of Dilutive Securities:

  Employee and Director Common Stock Options ..........         91,599         201,868         278,527
  Employee and Director Shares of Restricted Stock ....         29,561          36,327          30,568
                                                          ------------    ------------    ------------
  Weighted Average Shares - Diluted ...................     38,662,731      39,165,477      39,150,034
                                                          ============    ============    ============

Basic EPS:
  Income from Continuing Operations Available to
    Common Stockholders, Net of Minority Interest .....   $       0.49    $       0.59    $       1.48
                                                          ============    ============    ============
  Discontinued Operations, Net of Minority Interest ...   $       1.94    $       1.80    $       0.78
                                                          ============    ============    ============
  Net Income Available to Common Stockholders .........   $       2.43    $       2.39    $       2.26
                                                          ============    ============    ============

Diluted EPS:
  Income from Continuing Operations Available to
    Common Stockholders, Net of Minority Interest .....   $       0.49    $       0.59    $       1.47
                                                          ============    ============    ============
  Discontinued Operations, Net of Minority Interest ...   $       1.94    $       1.79    $       0.77
                                                          ============    ============    ============
  Net Income Available to Common Stockholders .........   $       2.42    $       2.38    $       2.24
                                                          ============    ============    ============

         In accordance with FASB Statement of Financial Accounting Standards
No. 128, "Earnings Per Share" ("FAS 128"), the basic weighted average shares outstanding for 2002 and 2001 have been adjusted to exclude restricted stock issued that has not vested. The diluted weighted average shares outstanding for 2002 and 2001 have been adjusted to exclude restricted stock issued that has not vested except for the impact of the dilution related to restricted stock outstanding for each respective year. Due to these adjustments, basic and diluted earnings per share available to common stockholders for the years ended December 31, 2002 and 2001 exceeds the basic and diluted earning per share available to common stockholders reported in 2002's Form 10-K by $.02 per share and $.02 per share for both the years ended December 31, 2002 and 2001.

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

11. FUTURE RENTAL REVENUES

         The Company's properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under non-cancelable operating leases in effect as of December 31, 2003 are approximately as follows:

2004         $  221,627
2005            172,528
2006            123,227
2007             87,588
2008             61,592
Thereafter       92,628
             ----------
Total        $  759,190
             ==========

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

         The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards, (iv) performance share awards and (v) dividend equivalent rights. The exercise price of the stock options is determined by the Compensation Committee. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Company. As of December 31, 2003, stock options and restricted stock covering 3.4 million shares were outstanding and 3.1 million shares were available under the Stock Incentive Plans. The outstanding stock options generally vest over one to three year periods and have lives of ten years. Stock option transactions are summarized as follows:

                                                   Weighted
                                                    Average      Exercise Price
                                     Shares      Exercise Price     per Share
                                  ------------   --------------  ----------------
Outstanding at December 31, 2000     3,023,467   $        27.61  $   18.25-$31.13
      Granted                        1,030,900   $        32.98  $  31.05-$33.125
      Exercised                       (717,836)  $        25.99  $  20.25-$31.125
      Expired or Terminated           (387,086)  $        30.13  $ 21.125-$33.125
                                  ------------

Outstanding at December 31, 2001     2,949,445   $        29.55  $  18.25-$33.125
      Granted                          945,600   $        30.72     $30.53-$33.15
      Exercised                       (561,418)  $        28.32  $  22.75-$33.125
      Expired or Terminated           (190,992)  $        30.52  $ 25.125-$33.125
                                  ------------

Outstanding at December 31, 2002     3,142,635   $        30.06  $   18.25-$33.15
      Exercised                       (531,473)  $        27.99  $   20.25-$33.13
      Expired or Terminated           (107,149)  $        31.34  $   25.13-$33.13
                                  ------------

Outstanding at December 31, 2003     2,504,013   $        30.45  $   18.25-$33.15
                                  ============

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

12. EMPLOYEE BENEFIT PLANS, CONTINUED

         The following table summarizes currently outstanding and exercisable options as of December 31, 2003:


                                      Options Outstanding                Options Exercisable
                          ------------------------------------------   -----------------------

                                           Weighted         Weighted                 Weighted
                                            Average         Average                   Average
                             Number        Remaining       Exercise      Number      Exercise
Range of Exercise Price   Outstanding   Contractual Life     Price     Exercisable     Price
-----------------------   -----------   ----------------   ---------   -----------   ---------
$  18.25  -  $    27.69       467,422        4.46          $   25.47       467,422   $   25.47
$  30.00  -  $    33.15     2,036,591        6.76          $   31.59     1,293,302   $   31.62


         In September 1994, the Board of Directors approved and the Company adopted a 401(k)/Profit Sharing Plan. Under the Company's 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. The Company may make, but is not required to make, matching contributions. For the years ended December 31, 2003, 2002 and 2001, the Company made matching contributions of approximately $109, $99 and $220, respectively.

         During 2003, the Company awarded 692,888 shares of restricted Common Stock to certain employees and 11,956 shares of restricted Common Stock to certain Directors. These restricted shares of Common Stock had a fair value of approximately $20,640 on the date of grant. The restricted Common Stock vests over a period from one to ten years. Compensation expense will be charged to earnings over the vesting period.

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

13. RELATED PARTY TRANSACTIONS

         The Company periodically engages in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of one of the Company's officers/Directors is an employee of CB Richard Ellis, Inc. For the years ended December 31, 2003, 2002 and 2001, this relative received brokerage commissions in the amount of $116, $74 and $17, respectively, from the Company.

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

         Seven properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times at appraised fair market value or at a fixed purchase price generally in excess of the Company's depreciated cost of the asset. The Company has no notice of any exercise of any tenant purchase option.

         The Company has committed to the construction of 26 industrial properties totaling approximately 2.6 million square feet (unaudited) of GLA. The estimated total construction costs are approximately $156.1 million (unaudited). Of this amount, approximately $33.9 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Company's 2002 Unsecured Line of Credit. The Company expects to place in service all of the development projects during the next twelve months. There can be no assurance that the Company will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

         In connection with the acquisition of a property, the Company deferred $10,425 of the purchase price and provided a letter of credit for $10,425 which expires in January 2004. In January 2004, the Company paid the $10,425 of deferred purchase price and the letter of credit was returned to the Company. At December 31, 2003, the Company had 16 other letters of credit outstanding in the aggregate amount of $7,352. These letters of credit expire between March 2004 and December 2006.

Ground and Operating Lease Agreements

         Future minimum rental payments under the terms of all non-cancelable ground and operating leases under which the Company is the lessee, as of December 31, 2003, are as follows:

2004         $ 1,924
2005           1,594
2006           1,773
2007           1,084
2008             936
Thereafter    43,941

             -------
Total        $51,252
             =======

                                      F-31

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

15. SUBSEQUENT EVENTS

         On January 20, 2004, the Company and the Operating Partnership paid a fourth quarter 2003 distribution of $.6850 per common share/unit, totaling approximately $31,889.

         On February 25, 2004, the Company declared a first quarter 2004 distribution of $.6850 per common share/unit on its common stock/units which is payable on April 19, 2004. The Company also declared first quarter 2004 dividends of $53.906 per share ($.53906 per Depositary share), $49.688 per share ($.49688 per Depositary share) and $49.375 per share ($.49375 per Depositary share) on its Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, respectively, totaling, in the aggregate, approximately $5,044, which is payable on March 31, 2004.

         From January 1, 2004 to March 5, 2004, the Company awarded 1,221 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $40 on the date of grant. The restricted common stock vests over ten years. Compensation expense will be charged to earnings over the respective vesting period.

         From January 1, 2004 to March 5, 2004, the Company acquired or completed development of nine industrial properties for a total estimated investment of approximately $48,096. The Company also sold one land parcel for approximately $173 of gross proceeds during this period.

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)




16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                  The following table summarizes quarterly financial information of the Company. The first, second and third fiscal quarters of 2003 and all fiscal quarters in 2002 have been restated in accordance with FAS
         144. As a result, income from continuing operations and income from discontinued operations in this table will not agree to the income from continuing operations and income from discontinued operations presented in prior financial statements filed with the Securities and Exchange Commission.


                                                                                  Year Ended December 31, 2003
                                                                       ------------------------------------------------
                                                                          First       Second        Third      Fourth
                                                                         Quarter     Quarter       Quarter     Quarter
                                                                       ----------   ----------   ----------   ---------
Total Revenues......................................................   $   89,789   $   80,887   $   83,882   $  86,823
Equity in Income (Loss) of Joint Ventures...........................          174          269          262        (166)
Income from Continuing Operations...................................       10,977        4,666        6,033       3,994
Income from Discontinued Operations.................................       21,690       18,751       24,302      23,132
Minority Interest Allocable to Discontinued Operations..............       (3,223)      (2,784)      (3,572)     (3,479)
Gain on Sale of Real Estate, Net of Minority Interest...............        1,106        2,840        3,931       5,409
Net Income..........................................................       30,550       23,473       30,694      29,056
Preferred Stock Dividends...........................................       (5,044)      (5,044)      (5,044)     (5,044)
                                                                       ----------   ----------   ----------   ---------
Net Income Available to Common Stockholders.........................   $   25,506   $   18,429   $   25,650   $  24,012
                                                                       ==========   ==========   ==========   =========

Income from Continuing Operations Available to Common
 Stockholders per Weighted Average Common Share
 Outstanding:

  Basic.............................................................   $     0.18   $     0.06   $     0.13   $    0.11
                                                                       ==========   ==========   ==========   =========
  Diluted...........................................................   $     0.18   $     0.06   $     0.13   $    0.11
                                                                       ==========   ==========   ==========   =========

Net Income Available to Common Stockholders per
  Weighted Average Common Share Outstanding:
  Basic.............................................................   $     0.66   $     0.48   $     0.67   $    0.62
                                                                       ==========   ==========   ==========   =========
  Diluted...........................................................   $     0.66   $     0.48   $     0.66   $    0.61
                                                                       ==========   ==========   ==========   =========

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED), CONTINUED

                                                                                   Year Ended December 31, 2002
                                                                       ------------------------------------------------
                                                                          First       Second       Third       Fourth
                                                                         Quarter     Quarter      Quarter      Quarter
                                                                       ----------   ----------   ----------   ---------
Total Revenues......................................................   $   74,322   $   77,946   $   78,507   $  83,182
Equity in Income (Loss) of Joint Ventures...........................          222          354          559        (672)
Income from Continuing Operations...................................       10,125        8,467        9,572       8,012
Income from Discontinued Operations.................................       18,942       21,941       13,727      27,728
Minority Interest Allocable to Discontinued Operations..............       (2,834)      (3,282)      (2,021)     (4,181)
Gain on Sale of Real Estate, Net of Minority Interest...............        4,540        4,120        6,952      (1,600)
Net Income..........................................................       30,773       31,246       28,230      29,959
Preferred Stock Dividends...........................................       (7,231)      (6,113)      (5,044)     (5,044)
Redemption of Series B Preferred Stock..............................            -       (3,707)           -           -
                                                                       ----------   ----------   ----------   ---------
Net Income Available to Common Stockholders.........................   $   23,542   $   21,426   $   23,186   $  24,915
                                                                       ==========   ==========   ==========   =========

Income from Continuing Operations Available to Common
  Stockholders per Weighted Average Common Share
  Outstanding:
      Basic.........................................................   $     0.19   $     0.07   $     0.29   $    0.04
                                                                       ==========   ==========   ==========   =========
      Diluted.......................................................   $     0.19   $     0.07   $     0.29   $    0.04
                                                                       ==========   ==========   ==========   =========

Net Income Available to Common Stockholders per
  Weighted Average Common Share Outstanding:
      Basic.........................................................   $     0.61   $     0.55   $     0.59   $    0.64
                                                                       ==========   ==========   ==========   =========
      Diluted.......................................................   $     0.60   $     0.54   $     0.59   $    0.64
                                                                       ==========   ==========   ==========   =========

         Due to the adjustments to basic and diluted weighted average shares (See Note 10), basic and diluted earnings per share available to common stockholders presented in the above table for the quarters ended March 31, 2003 and 2002, June 30, 2003 and 2002, September 30, 2003 and 2002 do not agree with the basic and diluted earnings per share available to common stockholders reported in the 2003 and 2002 Form 10Qs. The impact of the adjustments on earnings per share available to common stockholders in such quarters ranges from $.01 per share to $.02 per share.

                       REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of First Industrial Realty Trust, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 9, 2004 of First Industrial Realty Trust, Inc. and its subsidiaries which report and consolidated financial statements are included in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 3 to the consolidated financial statements, on January 1, 2002, First Industrial Realty Trust, Inc. and its subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."


                                             PricewaterhouseCoopers LLP

Chicago, Illinois
March 9, 2004

                       FIRST INDUSTRIAL REALTY TRUST, INC.
                                  SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             As Of December 31, 2003
                             (Dollars in thousands)


                                                                                                        COSTS
                                                                                                     CAPITALIZED
                                                                                                    SUBSEQUENT TO
                                                                                     (b)           ACQUISITION OR
                                                                                  INITIAL COST       COMPLETION
                                            LOCATION              (a)       ---------------------  AND VALUATION
        BUILDING ADDRESS                  (CITY/STATE)        ENCUMBRANCES     LAND     BUILDINGS    PROVISION
-------------------------------       ----------------------  ------------  ---------------------  --------------
ATLANTA
4250 River Green Parkway              Duluth, GA                            $      264  $   1,522        141
3400 Corporate Parkway                Duluth, GA                                   281      1,621        435
3450 Corporate Parkway                Duluth, GA                                   506      2,904        442
3500 Corporate Parkway                Duluth, GA                                   260      1,500        176
3425 Corporate Parkway                Duluth, GA                                   385      2,212        348
1650 GA Highway 155                   McDonough, GA                                788      4,544        344
14101 Industrial Park Boulevard       Covington, GA                                285      1,658        549
801-804 Blacklawn Road                Conyers, GA                                  361      2,095        767
1665 Dogwood Drive                    Conyers, GA                                  635      3,662        234
1715 Dogwood Drive                    Conyers, GA                                  288      1,675        245
11235 Harland Drive                   Covington, GA                                125        739         70
4050 Southmeadow Parkway              Atlanta, GA                                  401      2,813        230
4051 Southmeadow Parkway              Atlanta, GA                                  726      4,130      1,149
4071 Southmeadow Parkway              Atlanta, GA                                  750      4,460        981
3312 N. Berkeley Lake Road            Duluth, GA                                 2,937     16,644      1,891
370 Great Southwest Parkway      (j)  Atlanta, GA                                  527      2,984        716
955 Cobb Place                        Kennesaw, GA                                 780      4,420        530
2039 Monier Blvd                      Lithia Springs, GA                           651      2,770        754
1005 Sigman Road                      Conyers, GA                                  566      3,134        147
2050 East Park Drive                  Conyers, GA                                  452      2,504        189
201 Greenwood                         McDonough, GA                              2,066        304     20,836
220 Greenwood Court                   McDonough, GA                              2,015          -      8,819
1255 Oakbrook Drive                   Norcross, GA                                 195      1,107         71
1256 Oakbrook Drive                   Norcross, GA                                 336      1,907        235
1265 Oakbrook Drive                   Norcross, GA                                 307      1,742        160
1266 Oakbrook Drive                   Norcross, GA                                 234      1,326         39
1275 Oakbrook Drive                   Norcross, GA                                 400      2,269         85
1280 Oakbrook Drive                   Norcross, GA                                 281      1,592        188
1300 Oakbrook Drive                   Norcross, GA                                 420      2,381         43
1325 Oakbrook Drive                   Norcross, GA                                 332      1,879        137
1351 Oakbrook Drive                   Norcross, GA                                 370      2,099        105
1346 Oakbrook Drive                   Norcross, GA                                 740      4,192         84
1412 Oakbrook Drive                   Norcross, GA                                 313      1,776         65
7800 The Bluffs                  (t)  Austell, GA                                  490      2,415        375
3060 South Park Blvd                  Ellenwood, GA                              1,600     12,464        919

BALTIMORE
3431 Benson                           Baltimore, MD                                553      3,062        111
1801 Portal                           Baltimore, MD                                251      1,387        176
1811 Portal                           Baltimore, MD                                327      1,811        340
1831 Portal                           Baltimore, MD                                268      1,486        452
1821 Portal                           Baltimore, MD                                430      2,380      1,490
1820 Portal                           Baltimore, MD               (f)              884      4,891        455
6615 Tributary                        Baltimore, MD                                420      2,327        134
7340 Executive                        Frederick, MD                                936      5,182        362
4845 Governers Way                    Frederick, MD                                810      4,487        304
8900 Yellow Brick Road                Baltimore, MD                                447      2,473        368
7476 New Ridge                        Hanover, MD                                  394      2,182        208
8779 Greenwood Place                  Savage, MD                                   704      3,896        679
1350 Blair Drive                      Odenton, MD                                  301      1,706        244
1360 Blair Drive                      Odenton, MD                                  321      1,820         85
1370 Blair Drive                      Odenton, MD                                  381      2,161        125
9020 Mendenhall Court                 Columbia, MD                                 530      3,001        227
504 Advantage Way                (t)  Aberdeen, MD                               2,799     15,864        368
9700 Martin Luther King Hwy      (t)  Lanham, MD                                   700      1,920        281
9730 Martin Luther King Hwy      (t)  Lanham, MD                                   500        955        479
4600 Boston Way                       Lanham, MD                                 1,400      2,482        239
4621 Boston Way                  (t)  Lanham, MD                                 1,100      3,070        174
4720 Boston Way                  (t)  Lanham, MD                                 1,200      2,174        550
4700 Boston Way                       Lanham, MD                                   820        907        318
9800 Martin Luther King Hwy           Lanham, MD                                 1,200      2,457        543

                                                                  GROSS AMOUNT CARRIED
                                                              AT CLOSE OF PERIOD 12/31/03
                                                              -----------------------------  ACCUMULATED
                                            LOCATION                   BUILDING AND          DEPRECIATION  YEAR BUILT/  DEPRECIABLE
        BUILDING ADDRESS                  (CITY/STATE)         LAND    IMPROVEMENTS   TOTAL    12/31/03     RENOVATED   LIVES(YEARS)
-------------------------------       ----------------------  -----------------------------  ------------  -----------  ------------
ATLANTA
4250 River Green Parkway              Duluth, GA                 264      1,663       1,926       417         1988           (p)
3400 Corporate Parkway                Duluth, GA                 281      2,056       2,337       687         1987           (p)
3450 Corporate Parkway                Duluth, GA                 506      3,346       3,852       844         1988           (p)
3500 Corporate Parkway                Duluth, GA                 260      1,676       1,935       435         1991           (p)
3425 Corporate Parkway                Duluth, GA                 385      2,560       2,944       715         1990           (p)
1650 GA Highway 155                   McDonough, GA              788      4,888       5,676     1,294         1991           (p)
14101 Industrial Park Boulevard       Covington, GA              285      2,207       2,492       471         1984           (p)
801-804 Blacklawn Road                Conyers, GA                361      2,862       3,223       749         1982           (p)
1665 Dogwood Drive                    Conyers, GA                635      3,895       4,530       942         1973           (p)
1715 Dogwood Drive                    Conyers, GA                288      1,920       2,208       525         1973           (p)
11235 Harland Drive                   Covington, GA              125        809         934       199         1988           (p)
4050 Southmeadow Parkway              Atlanta, GA                425      3,019       3,444       724         1991           (p)
4051 Southmeadow Parkway              Atlanta, GA                726      5,279       6,005     1,162         1989           (p)
4071 Southmeadow Parkway              Atlanta, GA                828      5,363       6,191     1,311         1991           (p)
3312 N. Berkeley Lake Road            Duluth, GA               3,052     18,420      21,472     3,703         1969           (p)
370 Great Southwest Parkway      (j)  Atlanta, GA                546      3,680       4,226       858         1986           (p)
955 Cobb Place                        Kennesaw, GA               804      4,926       5,730       745         1991           (p)
2039 Monier Blvd                      Lithia Springs, GA         652      3,523       4,175       290         1999           (p)
1005 Sigman Road                      Conyers, GA                574      3,272       3,847       348         1986           (p)
2050 East Park Drive                  Conyers, GA                459      2,686       3,145       375         1998           (p)
201 Greenwood                         McDonough, GA            2,521     20,685      23,207     2,011         1999           (p)
220 Greenwood Court                   McDonough, GA            1,700      9,134      10,834       476         2000           (p)
1255 Oakbrook Drive                   Norcross, GA               197      1,177       1,374        70         1984           (p)
1256 Oakbrook Drive                   Norcross, GA               339      2,140       2,478       134         1984           (p)
1265 Oakbrook Drive                   Norcross, GA               309      1,901       2,210       111         1984           (p)
1266 Oakbrook Drive                   Norcross, GA               235      1,363       1,599        82         1984           (p)
1275 Oakbrook Drive                   Norcross, GA               403      2,351       2,754       140         1986           (p)
1280 Oakbrook Drive                   Norcross, GA               283      1,778       2,061       102         1986           (p)
1300 Oakbrook Drive                   Norcross, GA               423      2,422       2,845       146         1986           (p)
1325 Oakbrook Drive                   Norcross, GA               334      2,014       2,348       116         1986           (p)
1351 Oakbrook Drive                   Norcross, GA               373      2,201       2,574       138         1984           (p)
1346 Oakbrook Drive                   Norcross, GA               744      4,271       5,015       257         1985           (p)
1412 Oakbrook Drive                   Norcross, GA               315      1,840       2,155       110         1985           (p)
7800 The Bluffs                  (t)  Austell, GA                495      2,785       3,280        65         1995           (p)
3060 South Park Blvd                  Ellenwood, GA            1,603     13,380      14,983       305         1992           (p)

BALTIMORE
3431 Benson                           Baltimore, MD              562      3,164       3,726       453         1988           (p)
1801 Portal                           Baltimore, MD              271      1,542       1,813       227         1987           (p)
1811 Portal                           Baltimore, MD              354      2,125       2,478       390         1987           (p)
1831 Portal                           Baltimore, MD              290      1,916       2,206       351         1990           (p)
1821 Portal                           Baltimore, MD              468      3,833       4,301       845         1986           (p)
1820 Portal                           Baltimore, MD              899      5,330       6,230       751         1982           (p)
6615 Tributary                        Baltimore, MD              432      2,448       2,881       361         1987           (p)
7340 Executive                        Frederick, MD              957      5,523       6,480       808         1988           (p)
4845 Governers Way                    Frederick, MD              824      4,777       5,601       667         1988           (p)
8900 Yellow Brick Road                Baltimore, MD              475      2,812       3,287       404         1982           (p)
7476 New Ridge                        Hanover, MD                401      2,383       2,784       352         1987           (p)
8779 Greenwood Place                  Savage, MD                 727      4,552       5,279       513         1978           (p)
1350 Blair Drive                      Odenton, MD                314      1,937       2,251       178         1991           (p)
1360 Blair Drive                      Odenton, MD                331      1,894       2,225       142         1991           (p)
1370 Blair Drive                      Odenton, MD                394      2,273       2,667       177         1991           (p)
9020 Mendenhall Court                 Columbia, MD               536      3,221       3,757       176         1981           (p)
504 Advantage Way                (t)  Aberdeen, MD             2,802     16,229      19,031       253       1987/1992        (p)
9700 Martin Luther King Hwy      (t)  Lanham, MD                 700      2,201       2,901        10         1980           (p)
9730 Martin Luther King Hwy      (t)  Lanham, MD                 500      1,434       1,934         9         1980           (p)
4600 Boston Way                       Lanham, MD               1,400      2,721       4,121        22         1980           (p)
4621 Boston Way                  (t)  Lanham, MD               1,100      3,244       4,344        23         1980           (p)
4720 Boston Way                  (t)  Lanham, MD               1,200      2,724       3,924        10         1979           (p)
4700 Boston Way                       Lanham, MD                 820      1,225       2,045        12         1979           (p)
9800 Martin Luther King Hwy           Lanham, MD               1,200      3,000       4,200        17         1978           (p)

                                                                                                    CAPITALIZED
                                                                                                   SUBSEQUENT TO
                                                                                     (b)           ACQUISITION OR
                                                                                  INITIAL COST       COMPLETION
                                            LOCATION              (a)       ---------------------  AND VALUATION
        BUILDING ADDRESS                  (CITY/STATE)        ENCUMBRANCES     LAND     BUILDINGS    PROVISION
-------------------------------       ----------------------  ------------  ---------------------  --------------
CENTRAL PENNSYLVANIA
1214-B Freedom Road                   Cranberry Township, PA                     31          994         612
401 Russell Drive                     Middletown, PA                            262          857       1,845
2700 Commerce Drive                   Middletown, PA                            196          997         710
2701 Commerce Drive                   Middletown, PA                            141          859       1,172
2780 Commerce Drive                   Middletown, PA                            113          743       1,051
7125 Grayson Road                     Harrisburg, PA                          1,514        8,779          88
7253 Grayson Road                     Harrisburg, PA                            894        5,168         215
5020 Louise Drive                     Mechanicsburg, PA                         707            -       2,795
7195 Grayson                          Harrisburg, PA                            478        2,771         105
3380 Susquehanna Trail North          York,PA                                   450        2,550         137
350 Old Silver Springs Road           Mechanicsburg, PA                         510        2,890       4,402
4500 Westport Drive                   Mechanicsburg, PA                         690        3,910         426
16522 Hunters Green Parkway           Hagerstown, MD              (h)         1,390       13,104       3,881

CHICAGO
720-730 Landwehr Road                 Northbrook, IL                            521        2,982         453
20W201 101st Street                   Lemont, IL                                967        5,554       1,141
3600 West Pratt Avenue                Lincolnwood, IL                         1,050        5,767       1,114
6750 South Sayre Avenue               Bedford Park, IL                          224        1,309         431
585 Slawin Court                      Mount Prospect, IL                        611        3,505         153
2300 Windsor Court                    Addison, IL                               688        3,943         659
3505 Thayer Court                     Aurora, IL                                430        2,472          45
305-311 Era Drive                     Northbrook, IL                            200        1,154         157
4330 South Racine Avenue              Chicago, IL                               448        1,893         520
12241 Melrose Street                  Franklin Park, IL                         332        1,931       1,924
3150-3160 MacArthur Boulevard         Northbrook, IL                            439        2,518         112
2942 MacArthur Boulevard              Northbrook, IL                            315        1,803         256
305-307 East North Ave                Carol Stream, IL                          126            -       2,736
11939 S Central Avenue                Alsip, IL                               1,208        6,843       2,166
405 East Shawmut                      LaGrange, IL                              368        2,083         160
1010-50 Sesame Street                 Bensenville, IL                           979        5,546       1,531
5555 West 70th Place                  Bedford Park, IL                          146          829         280
7401 South Pulaski                    Chicago, IL                               664        3,763       1,311
7501 S. Pulaski                       Chicago, IL                               360        2,038       1,016
385 Fenton Lane                       West Chicago, IL                          868        4,918         567
335 Crossroad Parkway                 Bolingbrook, IL                         1,560        8,840       1,101
905 Paramount                         Batavia, IL                               243        1,375         383
1005 Paramount                        Batavia, IL                               282        1,600         360
2120-24 Roberts                       Broadview, IL                             220        1,248         429
3575 Stern Avenue                     St. Charles, IL                           431        2,386          50
3810 Stern Avenue                     St. Charles, IL                           589        3,262          45
700 Business Center Drive             Mount Prospect, IL                        270        1,492         120
555 Business Center Drive             Mount Prospect, IL                        241        1,336          83
800 Business Center Drive             Mount Prospect, IL                        631        3,493         233
580 Slawin Court                      Mount Prospect, IL                        233        1,292         140
1150 Feehanville Drive                Mount Prospect, IL                        260        1,437         117
1200 Business Center D rive           Mount Prospect, IL                        765        4,237         386
1331 Business Center Drive            Mount Prospect, IL                        235        1,303         136
19W661 101st Street                   Lemont, IL                              1,200        6,643         153
19W751 101st Street                   Lemont, IL                                789        4,368         224
175 Wall Street                       Glendale Heights, IL                      427        2,363          43
800-820 Thorndale Avenue              Bensenville, IL                           751        4,159          66
830-890 Supreme Drive                 Bensenville, IL                           671        3,714         165
1400-1436 Brook Drive                 Downers Grove, IL           (i)         1,900        3,787         577
1661 Feehanville Drive                Mount Prospect, IL                        985        5,455         565
5100 West 70th Place             (t)  Bedford Park, IL                        2,250        5,050       3,122

CINCINNATI
9900-9970 Princeton                   Cincinnati, OH                            545        3,088       1,584
2940 Highland Avenue                  Cincinnati, OH                          1,717        9,730       2,148
4700-4750 Creek Road                  Blue Ash, OH                            1,080        6,118       1,017
12072 Best Place                      Springboro, OH                            426            -       3,411
901 Pleasant Valley Drive             Springboro, OH                            304        1,721         301
4440 Mulhauser Road                   Cincinnati, OH                          1,067           39       5,368
4434 Mulhauser Road                   Cincinnati, OH                            444           16       4,519
9449 Glades Drive                     Hamilton, OH                                -            -       4,813
420 Wards Corner Road            (t)  Loveland, OH                              600        1,083         743
422 Wards Corner Road            (t)  Loveland, OH                              600        1,811         551
10901 Kenwood                    (t)  Blue Ash, OH                              750        1,650         (50)

COLUMBUS
3800 Lockbourne Industrial Pkwy  (s)  Columbus, OH                            1,133        6,421         127

                                                                  GROSS AMOUNT CARRIED
                                                              AT CLOSE OF PERIOD 12/31/03
                                                              -----------------------------  ACCUMULATED
                                            LOCATION                   BUILDING AND          DEPRECIATION  YEAR BUILT/  DEPRECIABLE
        BUILDING ADDRESS                  (CITY/STATE)         LAND    IMPROVEMENTS   TOTAL    12/31/03     RENOVATED   LIVES(YEARS)
-------------------------------       ----------------------  -----------------------------  ------------  -----------  ------------
CENTRAL PENNSYLVANIA
1214-B Freedom Road                   Cranberry Township, PA     200      1,438       1,637       779         1982           (p)
401 Russell Drive                     Middletown, PA             287      2,677       2,964     1,201         1990           (p)
2700 Commerce Drive                   Middletown, PA             206      1,697       1,903       737         1990           (p)
2701 Commerce Drive                   Middletown, PA             164      2,008       2,172       749         1989           (p)
2780 Commerce Drive                   Middletown, PA             209      1,698       1,907       763         1989           (p)
7125 Grayson Road                     Harrisburg, PA           1,514      8,867      10,380     2,146         1991           (p)
7253 Grayson Road                     Harrisburg, PA             894      5,383       6,277     1,416         1990           (p)
5020 Louise Drive                     Mechanicsburg, PA          716      2,786       3,502       676         1995           (p)
7195 Grayson                          Harrisburg, PA             479      2,875       3,353       647         1994           (p)
3380 Susquehanna Trail North          York,PA                    467      2,671       3,137       456         1990           (p)
350 Old Silver Springs Road           Mechanicsburg, PA          541      7,261       7,802     1,057        1968/97         (p)
4500 Westport Drive                   Mechanicsburg, PA          727      4,299       5,026       684         1996           (p)
16522 Hunters Green Parkway           Hagerstown, MD           1,863     16,512      18,375       304         2000           (p)

CHICAGO
720-730 Landwehr Road                 Northbrook, IL             521      3,435       3,956       825         1978           (p)
20W201 101st Street                   Lemont, IL                 968      6,694       7,662     1,849         1988           (p)
3600 West Pratt Avenue                Lincolnwood, IL          1,050      6,881       7,931     1,630        1953/88         (p)
6750 South Sayre Avenue               Bedford Park, IL           224      1,740       1,964       386         1975           (p)
585 Slawin Court                      Mount Prospect, IL         611      3,658       4,269       791         1992           (p)
2300 Windsor Court                    Addison, IL                696      4,594       5,290     1,352         1986           (p)
3505 Thayer Court                     Aurora, IL                 430      2,517       2,947       607         1989           (p)
305-311 Era Drive                     Northbrook, IL             205      1,307       1,511       338         1978           (p)
4330 South Racine Avenue              Chicago, IL                468      2,393       2,861     1,688         1978           (p)
12241 Melrose Street                  Franklin Park, IL          469      3,718       4,187       817         1969           (p)
3150-3160 MacArthur Boulevard         Northbrook, IL             429      2,640       3,069       696         1978           (p)
2942 MacArthur Boulevard              Northbrook, IL             311      2,062       2,374       681         1979           (p)
305-307 East North Ave                Carol Stream, IL           128      2,735       2,863       221         1999           (p)
11939 S Central Avenue                Alsip, IL                1,305      8,911      10,216     1,319         1972           (p)
405 East Shawmut                      LaGrange, IL               387      2,222       2,610       353         1965           (p)
1010-50 Sesame Street                 Bensenville, IL          1,048      7,007       8,056       890         1976           (p)
5555 West 70th Place                  Bedford Park, IL           157      1,098       1,255       163         1973           (p)
7401 South Pulaski                    Chicago, IL                669      5,069       5,738       837        1975/86         (p)
7501 S. Pulaski                       Chicago, IL                318      3,097       3,414       605        1975/86         (p)
385 Fenton Lane                       West Chicago, IL           884      5,468       6,353       860         1990           (p)
335 Crossroad Parkway                 Bolingbrook, IL          1,585      9,917      11,501     1,697         1996           (p)
905 Paramount                         Batavia, IL                252      1,749       2,001       259         1977           (p)
1005 Paramount                        Batavia, IL                293      1,950       2,243       293         1978           (p)
2120-24 Roberts                       Broadview, IL              231      1,666       1,897       306         1960           (p)
3575 Stern Avenue                     St. Charles, IL            436      2,431       2,867       187        1979/84         (p)
3810 Stern Avenue                     St. Charles, IL            596      3,301       3,897       254         1985           (p)
700 Business Center Drive             Mount Prospect, IL         288      1,594       1,882       123         1980           (p)
555 Business Center Drive             Mount Prospect, IL         252      1,409       1,661       109         1981           (p)
800 Business Center Drive             Mount Prospect, IL         666      3,691       4,357       284        1988/99         (p)
580 Slawin Court                      Mount Prospect, IL         254      1,411       1,666       108         1985           (p)
1150 Feehanville Drive                Mount Prospect, IL         273      1,541       1,814       125         1983           (p)
1200 Business Center D rive           Mount Prospect, IL         814      4,575       5,388       389       1988/2000        (p)
1331 Business Center Drive            Mount Prospect, IL         255      1,419       1,674       109         1985           (p)
19W661 101st Street                   Lemont, IL               1,200      6,795       7,995       378         1988           (p)
19W751 101st Street                   Lemont, IL                 812      4,570       5,382       256         1991           (p)
175 Wall Street                       Glendale Heights, IL       433      2,400       2,833       115         1990           (p)
800-820 Thorndale Avenue              Bensenville, IL            760      4,215       4,976       114         1985           (p)
830-890 Supreme Drive                 Bensenville, IL            679      3,871       4,550       119         1981           (p)
1400-1436 Brook Drive                 Downers Grove, IL        1,906      4,357       6,264       193         1972           (p)
1661 Feehanville Drive                Mount Prospect, IL       1,044      5,961       7,005       452         1986           (p)
5100 West 70th Place             (t)  Bedford Park, IL         2,282      8,140      10,422       167       1978/1988        (p)

CINCINNATI
9900-9970 Princeton                   Cincinnati, OH             566      4,650       5,216     1,043         1970           (p)
2940 Highland Avenue                  Cincinnati, OH           1,772     11,823      13,595     2,460        1969/74         (p)
4700-4750 Creek Road                  Blue Ash, OH             1,109      7,105       8,214     1,662         1960           (p)
12072 Best Place                      Springboro, OH             443      3,394       3,837       677         1984           (p)
901 Pleasant Valley Drive             Springboro, OH             316      2,010       2,326       377        1984/94         (p)
4440 Mulhauser Road                   Cincinnati, OH             655      5,819       6,474       853         1999           (p)
4434 Mulhauser Road                   Cincinnati, OH             463      4,515       4,978       555         1999           (p)
9449 Glades Drive                     Hamilton, OH                 2      4,811       4,813       570         1999           (p)
420 Wards Corner Road            (t)  Loveland, OH               603      1,823       2,426        62         1985           (p)
422 Wards Corner Road            (t)  Loveland, OH               603      2,358       2,962        89         1985           (p)
10901 Kenwood                    (t)  Blue Ash, OH               750      1,600       2,350        14         1960           (p)

COLUMBUS
3800 Lockbourne Industrial Pkwy  (s)  Columbus, OH             1,045      6,636       7,681      1,697        1986           (p)


                                                                                                     CAPITALIZED
                                                                                                    SUBSEQUENT TO
                                                                                     (b)           ACQUISITION OR
                                                                                  INITIAL COST       COMPLETION
                                            LOCATION              (a)       ---------------------   AND VALUATION
        BUILDING ADDRESS                  (CITY/STATE)        ENCUMBRANCES     LAND     BUILDINGS     PROVISION
-------------------------------       ----------------------  ------------  ---------------------  --------------
1819 North Walcutt Road          (s)  Columbus, OH                              810       4,590         (566)
4300 Cemetery Road               (s)  Hillard, OH                             1,103       6,248       (1,794)
4115 Leap Road                   (j)  Hillard, OH                               758       4,297          476
3300 Lockbourne                       Columbus, OH                              708       3,920        1,107

DALLAS/FORT WORTH
1275-1281 Roundtable Drive            Dallas, TX                                148         839           28
2406-2416 Walnut Ridge                Dallas, TX                                178       1,006          286
12750 Perimiter Drive                 Dallas, TX                                638       3,618          245
1324-1343 Roundtable Drive            Dallas, TX                                178       1,006          293
2401-2419 Walnut Ridge                Dallas, TX                                148         839          114
4248-4252 Simonton                    Farmers Ranch, TX                         888       5,032          435
900-906 Great Southwest Pkwy          Arlington, TX                             237       1,342          428
2179 Shiloh Road                      Garland, TX                               251       1,424          127
2159 Shiloh Road                      Garland, TX                               108         610           55
2701 Shiloh Road                      Garland, TX                               818       4,636        1,228
12784 Perimeter Drive            (k)  Dallas, TX                                350       1,986          576
3000 West Commerce                    Dallas, TX                                456       2,584          530
3030 Hansboro                         Dallas, TX                                266       1,510          476
5222 Cockrell Hill                    Dallas, TX                                296       1,677          389
405-407 113th                         Arlington, TX                             181       1,026          180
816 111th Street                      Arlington, TX                             251       1,421           62
7341 Dogwood Park                     Richland Hills, TX                         79         435           56
7427 Dogwood Park                     Richland Hills, TX                         96         532           73
7348-54 Tower Street                  Richland Hills, TX                         88         489           66
7370 Dogwood Park                     Richland Hills, TX                         91         503          106
7339-41 Tower Street                  Richland Hills, TX                         98         541           69
7437-45 Tower Street                  Richland Hills, TX                        102         563           77
7331-59 Airport Freeway               Richland Hills, TX                        354       1,958          351
7338-60 Dogwood Park                  Richland Hills, TX                        106         587          110
7450-70 Dogwood Park                  Richland Hills, TX                        106         584          168
7423-49 Airport Freeway               Richland Hills, TX                        293       1,621          514
7400 Whitehall Street                 Richland Hills, TX                        109         603          114
1602-1654 Terre Colony                Dallas, TX                                458       2,596          168
3330 Duncanville Road                 Dallas, TX                                197       1,114           28
6851-6909 Snowden Road                Fort Worth, TX                          1,025       5,810          330
2351-2355 Merritt Drive               Garland, TX                               101         574           66
10575 Vista Park                      Dallas, TX                                366       2,074           32
701-735 North Plano Road              Richardson, TX                            696       3,944          110
2259 Merritt Drive                    Garland, TX                                96         544           43
2260 Merritt Drive                    Garland, TX                               319       1,806           42
2220 Merritt Drive                    Garland, TX                               352       1,993          255
2010 Merritt Drive                    Garland, TX                               350       1,981          159
2363 Merritt Drive                    Garland, TX                                73         412            7
2447 Merritt Drive                    Garland, TX                                70         395            7
2465-2475 Merritt Drive               Garland, TX                                91         514            9
2485-2505 Merritt Drive               Garland, TX                               431       2,440           87
17919 Waterview Parkway               Dallas, TX                                833       4,718           94
2081 Hutton Drive - Bldg 1       (k)  Carrolton, TX                             448       2,540          416
2150 Hutton Drive                     Carrolton, TX                             192       1,089          244
2110 Hutton Drive                     Carrolton, TX                             374       2,117          188
2025 McKenzie Drive                   Carrolton, TX                             437       2,478          417
2019 McKenzie Drive                   Carrolton, TX                             502       2,843          200
1420 Valwood Parkway - Bldg 1    (j)  Carrolton, TX                             460       2,608          509
1620 Valwood Parkway             (k)  Carrolton, TX                           1,089       6,173        1,093
1505 Luna Road - Bldg II              Carrolton, TX                             167         948           55
1625 West Crosby Road                 Carrolton, TX                             617       3,498          764
2029-2035 McKenzie Drive              Carrolton, TX                             330       1,870          990
1840 Hutton Drive                (j)  Carrolton, TX                             811       4,597          542
1420 Valwood Pkwy - Bldg II           Carrolton, TX                             373       2,116          327
2015 McKenzie Drive                   Carrolton, TX                             510       2,891          344
2105 McDaniel Drive                   Carrolton, TX                             502       2,844          727
2009 McKenzie Drive                   Carrolton, TX                             476       2,699          344
1505 Luna Road - Bldg I               Carrolton, TX                             521       2,953          105
900-1100 Avenue S                     Grand Prairie, TX                         623       3,528          321
15001 Trinity Blvd                    Ft. Worth, TX                             529       2,998           36
Plano Crossing                   (l)  Plano, TX                               1,961      11,112          132
7413A-C Dogwood Park                  Richland Hills, TX                        110         623          105
7450 Tower Street                     Richland Hills, TX                         36         204            5
7436 Tower Street                     Richland Hills, TX                         57         324           18
7501 Airport Freeway                  Richland Hills, TX                        113         638           14
7426 Tower Street                     Richland Hills, TX                         76         429            7
7427-7429 Tower Street                Richland Hills, TX                         75         427           14
2840-2842 Handley Ederville Rd        Richland Hills, TX                        112         635           14
7451-7477 Airport Freeway             Richland Hills, TX                        256       1,453           98

                                                                  GROSS AMOUNT CARRIED
                                                              AT CLOSE OF PERIOD 12/31/03
                                                              -----------------------------  ACCUMULATED
                                            LOCATION                   BUILDING AND          DEPRECIATION  YEAR BUILT/  DEPRECIABLE
        BUILDING ADDRESS                  (CITY/STATE)         LAND    IMPROVEMENTS   TOTAL    12/31/03     RENOVATED   LIVES(YEARS)
-------------------------------       ----------------------  -----------------------------  ------------  -----------  ------------
1819 North Walcutt Road          (s)  Columbus, OH               637      4,197       4,834      842          1973           (p)
4300 Cemetery Road               (s)  Hillard, OH                764      4,792       5,556      892         1968/83         (p)
4115 Leap Road                   (j)  Hillard, OH                756      4,774       5,531      646          1977           (p)
3300 Lockbourne                       Columbus, OH               710      5,024       5,734      722          1964           (p)

DALLAS/FORT WORTH
1275-1281 Roundtable Drive            Dallas, TX                 117        897       1,015      158          1966           (p)
2406-2416 Walnut Ridge                Dallas, TX                 183      1,287       1,470      191          1978           (p)
12750 Perimiter Drive                 Dallas, TX                 660      3,842       4,501      594          1979           (p)
1324-1343 Roundtable Drive            Dallas, TX                 184      1,293       1,477      247          1972           (p)
2401-2419 Walnut Ridge                Dallas, TX                 153        948       1,101      137          1978           (p)
4248-4252 Simonton                    Farmers Ranch, TX          920      5,435       6,355      874          1973           (p)
900-906 Great Southwest Pkwy          Arlington, TX              270      1,737       2,007      238          1972           (p)
2179 Shiloh Road                      Garland, TX                256      1,545       1,802      241          1982           (p)
2159 Shiloh Road                      Garland, TX                110        663         773      106          1982           (p)
2701 Shiloh Road                      Garland, TX                923      5,759       6,682      863          1981           (p)
12784 Perimeter Drive            (k)  Dallas, TX                 396      2,515       2,912      389          1981           (p)
3000 West Commerce                    Dallas, TX                 469      3,101       3,570      436          1980           (p)
3030 Hansboro                         Dallas, TX                 276      1,977       2,252      335          1971           (p)
5222 Cockrell Hill                    Dallas, TX                 306      2,056       2,363      287          1973           (p)
405-407 113th                         Arlington, TX              185      1,201       1,386      245          1969           (p)
816 111th Street                      Arlington, TX              258      1,476       1,734      229          1972           (p)
7341 Dogwood Park                     Richland Hills, TX          84        486         570       61          1973           (p)
7427 Dogwood Park                     Richland Hills, TX         102        600         702       76          1973           (p)
7348-54 Tower Street                  Richland Hills, TX          94        549         643       71          1978           (p)
7370 Dogwood Park                     Richland Hills, TX          96        603         700       79          1987           (p)
7339-41 Tower Street                  Richland Hills, TX         104        604         708       80          1980           (p)
7437-45 Tower Street                  Richland Hills, TX         108        633         741       81          1977           (p)
7331-59 Airport Freeway               Richland Hills, TX         372      2,291       2,663      363          1987           (p)
7338-60 Dogwood Park                  Richland Hills, TX         112        691         803      109          1978           (p)
7450-70 Dogwood Park                  Richland Hills, TX         112        746         857      128          1985           (p)
7423-49 Airport Freeway               Richland Hills, TX         308      2,120       2,428      391          1985           (p)
7400 Whitehall Street                 Richland Hills, TX         115        711         827      142          1994           (p)
1602-1654 Terre Colony                Dallas, TX                 468      2,755       3,223      287          1981           (p)
3330 Duncanville Road                 Dallas, TX                 199      1,139       1,338       92          1987           (p)
6851-6909 Snowden Road                Fort Worth, TX           1,038      6,127       7,165      584         1985/86         (p)
2351-2355 Merritt Drive               Garland, TX                103        639         741       63          1986           (p)
10575 Vista Park                      Dallas, TX                 371      2,102       2,472      171          1988           (p)
701-735 North Plano Road              Richardson, TX             705      4,045       4,750      331         1972/94         (p)
2259 Merritt Drive                    Garland, TX                 97        586         683       78          1986           (p)
2260 Merritt Drive                    Garland, TX                323      1,844       2,167      149         1986/99         (p)
2220 Merritt Drive                    Garland, TX                356      2,244       2,600      169        1986/2000        (p)
2010 Merritt Drive                    Garland, TX                354      2,136       2,489      290          1986           (p)
2363 Merritt Drive                    Garland, TX                 74        418         492       34          1986           (p)
2447 Merritt Drive                    Garland, TX                 71        401         472       33          1986           (p)
2465-2475 Merritt Drive               Garland, TX                 92        522         614       42          1986           (p)
2485-2505 Merritt Drive               Garland, TX                436      2,521       2,957      212          1986           (p)
17919 Waterview Parkway               Dallas, TX                 843      4,801       5,644      404          1987           (p)
2081 Hutton Drive - Bldg 1       (k)  Carrolton, TX              453      2,951       3,404      271          1981           (p)
2150 Hutton Drive                     Carrolton, TX              194      1,331       1,525      125          1980           (p)
2110 Hutton Drive                     Carrolton, TX              377      2,301       2,678      190          1985           (p)
2025 McKenzie Drive                   Carrolton, TX              442      2,890       3,332      230          1985           (p)
2019 McKenzie Drive                   Carrolton, TX              507      3,039       3,545      237          1985           (p)
1420 Valwood Parkway - Bldg 1    (j)  Carrolton, TX              466      3,111       3,577      247          1986           (p)
1620 Valwood Parkway             (k)  Carrolton, TX            1,100      7,255       8,355      599          1986           (p)
1505 Luna Road - Bldg II              Carrolton, TX              169      1,001       1,169       80          1988           (p)
1625 West Crosby Road                 Carrolton, TX              631      4,248       4,879      507          1988           (p)
2029-2035 McKenzie Drive              Carrolton, TX              306      2,884       3,190      228          1985           (p)
1840 Hutton Drive                (j)  Carrolton, TX              819      5,132       5,951      375          1986           (p)
1420 Valwood Pkwy - Bldg II           Carrolton, TX              377      2,440       2,817      185          1986           (p)
2015 McKenzie Drive                   Carrolton, TX              516      3,229       3,745      258          1986           (p)
2105 McDaniel Drive                   Carrolton, TX              507      3,566       4,073      242          1986           (p)
2009 McKenzie Drive                   Carrolton, TX              481      3,038       3,519      237          1987           (p)
1505 Luna Road - Bldg I               Carrolton, TX              529      3,050       3,579      214          1988           (p)
900-1100 Avenue S                     Grand Prairie, TX          629      3,842       4,471      135          1985           (p)
15001 Trinity Blvd                    Ft. Worth, TX              534      3,029       3,563      101          1984           (p)
Plano Crossing                   (l)  Plano, TX                1,981     11,224      13,204      374          1998           (p)
7413A-C Dogwood Park                  Richland Hills, TX         111        727         838       21          1990           (p)
7450 Tower Street                     Richland Hills, TX          36        208         245        7          1977           (p)
7436 Tower Street                     Richland Hills, TX          58        342         400       13          1979           (p)
7501 Airport Freeway                  Richland Hills, TX         115        649         764       20          1983           (p)
7426 Tower Street                     Richland Hills, TX          76        435         511       14          1978           (p)
7427-7429 Tower Street                Richland Hills, TX          76        440         516       14          1981           (p)
2840-2842 Handley Ederville Rd        Richland Hills, TX         113        648         762       21          1977           (p)
7451-7477 Airport Freeway             Richland Hills, TX         259      1,548       1,807       63          1984           (p)

                                                                                                     CAPITALIZED
                                                                                                    SUBSEQUENT TO
                                                                                                   ACQUISITION OR
                                                                                     (b)             COMPLETION
                                            LOCATION              (a)             INITIAL COST     AND VALUATION
                                                                            ---------------------
        BUILDING ADDRESS                  (CITY/STATE)        ENCUMBRANCES     LAND     BUILDINGS    PROVISION
-------------------------------       ----------------------  ------------  ---------------------  --------------
7415 Whitehall Street                 Richland Hills, TX                        372       2,107           83
7450 Whitehall Street                 Richland Hills, TX                        104         591           10
7430 Whitehall Street                 Richland Hills, TX                        143         809           15
7420 Whitehall Street                 Richland Hills, TX                        110         621           23
300 Wesley Way                        Richland Hills, TX                        208       1,181           16
2104 Hutton Drive                     Carrolton, TX                             246       1,393           59
Addison Tech Ctr - Bldg B             Addison, TX                             1,647       6,400          173
7337 Dogwood Park                     Richland Hills, TX                         80         453           13
7334 Tower Street                     Richland Hills, TX                         69         393           12
7451 Dogwood Park                     Richland Hills, TX                        133         753          181
2821 Cullen Street                    Fort Worth, TX                             71         404            5
1905 110th Street                (t)  Grand Prairie, TX                         700         696         (171)

DAYTON
6094-6104 Executive Blvd              Huber Heights, OH                         181       1,025          207
6202-6220 Executive Blvd              Huber Heights, OH                         268       1,521          187
6268-6294 Executive Blvd              Huber Heights, OH                         255       1,444          285
5749-5753 Executive Blvd              Huber Heights, OH                          50         282          104
6230-6266 Executive Blvd              Huber Heights, OH                         271       1,534          548
2200-2224 Sandridge Road              Moriane, OH                               218       1,233          147
8119-8137 Uehling Lane                Dayton, OH                                103         572           69

DENVER
7100 North Broadway - 1               Denver, CO                                201       1,141          357
7100 North Broadway - 2               Denver, CO                                203       1,150          321
7100 North Broadway - 3               Denver, CO                                139         787          199
7100 North Broadway - 5               Denver, CO                                180       1,018          183
7100 North Broadway - 6               Denver, CO                                269       1,526          397
20100 East 32nd Avenue Parkway        Aurora, CO                                333       1,888          564
5454 Washington                       Denver, CO                                154         873          244
700 West 48th Street                  Denver, CO                                302       1,711          197
702 West 48th Street                  Denver, CO                                135         763          190
6425 North Washington                 Denver, CO                                374       2,118          315
3370 North Peoria Street              Aurora, CO                                163         924          192
3390 North Peoria Street              Aurora, CO                                145         822           87
3508-3538 North Peoria Street         Aurora, CO                                260       1,472          405
3568 North Peoria Street              Aurora, CO                                222       1,260          256
4785 Elati                            Denver, CO                                173         981          249
4770 Fox Street                       Denver, CO                                132         750           60
1550 W. Evans                         Denver, CO                                388       2,200          401
3751-71 Revere Street                 Denver, CO                                262       1,486           72
3871 Revere                           Denver, CO                                361       2,047          106
4570 Ivy Street                       Denver, CO                                219       1,239          264
5855 Stapleton Drive North            Denver, CO                                288       1,630          218
5885 Stapleton Drive North            Denver, CO                                376       2,129          248
5977-5995 North Broadway              Denver, CO                                268       1,518           96
2952-5978 North Broadway              Denver, CO                                414       2,346          596
6400 North Broadway                   Denver, CO                                318       1,804          107
4721 Ironton Street                   Denver, CO                                232       1,313        1,532
7100 North Broadway - 7               Denver, CO                                215       1,221          268
7100 North Broadway - 8               Denver, CO                                 79         448          206
6804 East 48th Avenue                 Denver, CO                                253       1,435          164
445 Bryant Street                     Denver, CO                              1,831      10,219        1,579
East 47th Drive - A                   Denver, CO                                474       2,689          154
9500 West 49th Street - A             Wheatridge, CO                            283       1,625           16
9500 West 49th Street - B             Wheatridge, CO                            225       1,272           31
9500 West 49th Street - C             Wheatridge, CO                            602       3,409           96
9500 West 49th Street - D             Wheatridge, CO                            271       1,537          232
8100 South Park Way - A               Littleton, CO                             442       2,507          350
8100 South Park Way - B               Littleton, CO                             103         582          281
8100 South Park Way - C               Littleton, CO                             568       3,219          200
451-591 East 124th Avenue             Littleton, CO                             383       2,145          477
608 Garrison Street                   Lakewood, CO                              265       1,501          406
610 Garrison Street                   Lakewood, CO                              264       1,494          377
1111 West Evans     (A&C)             Denver, CO                                233       1,321          126
1111 West Evans     (B)               Denver, CO                                 30         169           25
15000 West 6th Avenue                 Golden, CO                                913       5,174          700
14998 West 6th Avenue Bldg E          Golden, CO                                565       3,199          199
14998 West 6th Avenue Bldg F          Englewood, CO                             269       1,525          216
12503 East Euclid Drive               Denver, CO                              1,219       6,905          627
6547 South Racine Circle              Denver, CO                                748       4,241          303
7800 East Iliff Avenue                Denver, CO                                188       1,067           73
2369 South Trenton Way                Denver, CO                                292       1,656          232
2422 S. Trenton Way                   Denver, CO                                241       1,364          198

                                                                  GROSS AMOUNT CARRIED
                                                              AT CLOSE OF PERIOD 12/31/03    ACCUMULATED
                                            LOCATION          -----------------------------
                                                                        BUILDING AND         DEPRECIATION  YEAR BUILT/  DEPRECIABLE
        BUILDING ADDRESS                  (CITY/STATE)         LAND     IMPROVEMENTS  TOTAL    12/31/03     RENOVATED   LIVES(YEARS)
-------------------------------       ----------------------  -----------------------------  ------------  -----------  ------------
7415 Whitehall Street                 Richland Hills, TX         375       2,186      2,561        76         1986           (p)
7450 Whitehall Street                 Richland Hills, TX         105         600        705        19         1978           (p)
7430 Whitehall Street                 Richland Hills, TX         144         822        966        26         1985           (p)
7420 Whitehall Street                 Richland Hills, TX         111         643        754        22         1985           (p)
300 Wesley Way                        Richland Hills, TX         211       1,196      1,406        38         1995           (p)
2104 Hutton Drive                     Carrolton, TX              249       1,449      1,698       116         1990           (p)
Addison Tech Ctr - Bldg B             Addison, TX              1,647       6,573      8,220       245         2001           (p)
7337 Dogwood Park                     Richland Hills, TX          81         466        547        15         1975           (p)
7334 Tower Street                     Richland Hills, TX          70         405        475        13         1975           (p)
7451 Dogwood Park                     Richland Hills, TX         134         932      1,066        52         1977           (p)
2821 Cullen Street                    Fort Worth, TX              72         409        481        13         1961           (p)
1905 110th Street                (t)  Grand Prairie, TX          705         520      1,225        35         1974           (p)

DAYTON
6094-6104 Executive Blvd              Huber Heights, OH          184       1,230      1,413       284         1975           (p)
6202-6220 Executive Blvd              Huber Heights, OH          275       1,701      1,976       325         1996           (p)
6268-6294 Executive Blvd              Huber Heights, OH          262       1,722      1,983       370         1989           (p)
5749-5753 Executive Blvd              Huber Heights, OH           53         383        436       101         1975           (p)
6230-6266 Executive Blvd              Huber Heights, OH          280       2,072      2,353       539         1979           (p)
2200-2224 Sandridge Road              Moriane, OH                223       1,373      1,597       241         1983           (p)
8119-8137 Uehling Lane                Dayton, OH                 103         641        744        86         1978           (p)

DENVER
7100 North Broadway - 1               Denver, CO                 215       1,484      1,700       300         1978           (p)
7100 North Broadway - 2               Denver, CO                 204       1,470      1,673       333         1978           (p)
7100 North Broadway - 3               Denver, CO                 140         985      1,125       202         1978           (p)
7100 North Broadway - 5               Denver, CO                 178       1,203      1,381       297         1978           (p)
7100 North Broadway - 6               Denver, CO                 271       1,921      2,192       388         1978           (p)
20100 East 32nd Avenue Parkway        Aurora, CO                 314       2,470      2,785       666         1997           (p)
5454 Washington                       Denver, CO                 156       1,115      1,271       208         1985           (p)
700 West 48th Street                  Denver, CO                 307       1,903      2,210       348         1984           (p)
702 West 48th Street                  Denver, CO                 139         948      1,087       191         1984           (p)
6425 North Washington                 Denver, CO                 385       2,421      2,806       426         1983           (p)
3370 North Peoria Street              Aurora, CO                 163       1,116      1,279       303         1978           (p)
3390 North Peoria Street              Aurora, CO                 147         908      1,054       158         1978           (p)
3508-3538 North Peoria Street         Aurora, CO                 264       1,874      2,137       300         1978           (p)
3568 North Peoria Street              Aurora, CO                 225       1,514      1,738       289         1978           (p)
4785 Elati                            Denver, CO                 175       1,228      1,403       246         1972           (p)
4770 Fox Street                       Denver, CO                 134         808        942       146         1972           (p)
1550 W. Evans                         Denver, CO                 385       2,603      2,988       409         1975           (p)
3751-71 Revere Street                 Denver, CO                 267       1,554      1,821       265         1980           (p)
3871 Revere                           Denver, CO                 368       2,146      2,514       329         1980           (p)
4570 Ivy Street                       Denver, CO                 220       1,501      1,721       326         1985           (p)
5855 Stapleton Drive North            Denver, CO                 290       1,846      2,136       302         1985           (p)
5885 Stapleton Drive North            Denver, CO                 380       2,372      2,753       395         1985           (p)
5977-5995 North Broadway              Denver, CO                 271       1,611      1,882       266         1978           (p)
2952-5978 North Broadway              Denver, CO                 422       2,935      3,357       510         1978           (p)
6400 North Broadway                   Denver, CO                 325       1,905      2,230       303         1982           (p)
4721 Ironton Street                   Denver, CO                 236       2,840      3,076       489         1969           (p)
7100 North Broadway - 7               Denver, CO                 217       1,487      1,704       309         1985           (p)
7100 North Broadway - 8               Denver, CO                  80         653        733       174         1985           (p)
6804 East 48th Avenue                 Denver, CO                 256       1,597      1,853       248         1973           (p)
445 Bryant Street                     Denver, CO               1,829      11,800     13,629     1,855         1960           (p)
East 47th Drive - A                   Denver, CO                 441       2,876      3,317       642         1997           (p)
9500 West 49th Street - A             Wheatridge, CO             286       1,638      1,924       292         1997           (p)
9500 West 49th Street - B             Wheatridge, CO             226       1,302      1,528       208         1997           (p)
9500 West 49th Street - C             Wheatridge, CO             600       3,507      4,107       571         1997           (p)
9500 West 49th Street - D             Wheatridge, CO             246       1,794      2,040       458         1997           (p)
8100 South Park Way - A               Littleton, CO              423       2,876      3,298       748         1997           (p)
8100 South Park Way - B               Littleton, CO              104         862        966       239         1984           (p)
8100 South Park Way - C               Littleton, CO              575       3,412      3,987       523         1984           (p)
451-591 East 124th Avenue             Littleton, CO              383       2,622      3,005       381         1979           (p)
608 Garrison Street                   Lakewood, CO               267       1,905      2,172       302         1984           (p)
610 Garrison Street                   Lakewood, CO               266       1,869      2,135       318         1984           (p)
1111 West Evans     (A&C)             Denver, CO                 236       1,444      1,679       223         1986           (p)
1111 West Evans     (B)               Denver, CO                  30         194        224        31         1986           (p)
15000 West 6th Avenue                 Golden, CO                 916       5,872      6,788     1,034         1985           (p)
14998 West 6th Avenue Bldg E          Golden, CO                 568       3,395      3,963       576         1995           (p)
14998 West 6th Avenue Bldg F          Englewood, CO              271       1,740      2,010       378         1995           (p)
12503 East Euclid Drive               Denver, CO               1,208       7,543      8,751     1,418         1986           (p)
6547 South Racine Circle              Denver, CO                 739       4,554      5,293       961         1996           (p)
7800 East Iliff Avenue                Denver, CO                 190       1,138      1,328       187         1983           (p)
2369 South Trenton Way                Denver, CO                 294       1,886      2,180       355         1983           (p)
2422 S. Trenton Way                   Denver, CO                 243       1,560      1,803       245         1983           (p)

                                                                                                     CAPITALIZED
                                                                                                    SUBSEQUENT TO
                                                                                                   ACQUISITION OR
                                                                                     (b)             COMPLETION
                                            LOCATION              (a)             INITIAL COST     AND VALUATION
                                                                            ---------------------
        BUILDING ADDRESS                  (CITY/STATE)        ENCUMBRANCES     LAND     BUILDINGS    PROVISION
-------------------------------       ----------------------  ------------  ---------------------  --------------
2452 South Trenton Way                Denver, CO                                421       2,386          128
1600 South Abilene                    Aurora, CO                                465       2,633           80
1620 South Abilene                    Aurora, CO                                268       1,520          122
1640 South Abilene                    Aurora, CO                                368       2,085          142
13900 East Florida Ave                Aurora, CO                                189       1,071           64
14401-14492 East 33rd Place           Aurora, CO                                445       2,519          176
11701 East 53rd Avenue                Denver, CO                                416       2,355           66
5401 Oswego Street                    Denver, CO                                273       1,547          349
3811 Joliet                           Denver, CO                                735       4,166          174
2630 West 2nd Avenue                  Denver, CO                                 51         286            5
2650 West 2nd Avenue                  Denver, CO                                221       1,252           59
14818 West 6th Avenue Bldg A          Golden, CO                                494       2,799          312
14828 West 6th Avenue Bldg B          Golden, CO                                519       2,942          579
12055 E 49th Ave/4955 Peoria          Denver, CO                                298       1,688          352
4940-4950 Paris                       Denver, CO                                152         861          123
4970 Paris                            Denver, CO                                 95         537           42
5010 Paris                            Denver, CO                                 89         505          224
7367 South Revere Parkway             Englewood, CO                             926       5,124          191
10311 W. Hampden Ave.                 Lakewood, CO                              577       2,984          359
8200 East Park Meadows Drive     (j)  Lone Tree, CO                           1,297       7,348          637
3250 Quentin                     (j)  Aurora, CO                              1,220       6,911          409
11585 E. 53rd Ave.               (j)  Denver, CO                              1,770      10,030          305
10500 East 54th Ave.             (k)  Denver, CO                              1,253       7,098          411
8820 W. 116th Street             (t)  Broomfield, CO                            338       1,918           11
8835 W. 116th Street             (t)  Broomfield, CO                          1,151       6,523            8

DES MOINES
2250 Delaware Ave.               (s)  Des Moines, IA                            291       1,609          346

DETROIT
1731 Thorncroft                       Troy, MI                                  331       1,904           32
1653 E. Maple                         Troy, MI                                  192       1,104          102
47461 Clipper                         Plymouth Township, MI                     122         723          111
47522 Galleon                         Plymouth Township, MI                      85         496           11
238 Executive Drive                   Troy, MI                                   52         173          562
256 Executive Drive                   Troy, MI                                   44         146          442
301 Executive Drive                   Troy, MI                                   71         293          614
449 Executive Drive                   Troy, MI                                  125         425        1,037
501 Executive Drive                   Troy, MI                                   71         236          644
451 Robbins Drive                     Troy, MI                                   96         448        1,001
1035 Crooks Road                      Troy, MI                                  114         414          626
1095 Crooks Road                      Troy, MI                                  331       1,017        1,033
1416 Meijer Drive                     Troy, MI                                   94         394          390
1624 Meijer Drive                     Troy, MI                                  236       1,406          995
1972 Meijer Drive                     Troy, MI                                  315       1,301          721
1621 Northwood Drive                  Troy, MI                                   85         351        1,039
1707 Northwood Drive                  Troy, MI                                   95         262        1,183
1788 Northwood Drive                  Troy, MI                                   50         196          574
1821 Northwood Drive                  Troy, MI                                  132         523          743
1826 Northwood Drive                  Troy, MI                                   55         208          394
1864 Northwood Drive                  Troy, MI                                   57         190          470
2277 Elliott Avenue                   Troy, MI                                   48         188          531
2451 Elliott Avenue                   Troy, MI                                   78         319          838
2730 Research Drive                   Rochester Hills, MI                       915       4,215          747
2791 Research Drive                   Rochester Hills, MI                       557       2,731          443
2871 Research Drive                   Rochester Hills, MI                       324       1,487          378
2911 Research Drive                   Rochester Hills, MI                       505       2,136          398
3011 Research Drive                   Rochester Hills, MI                       457       2,104          349
2870 Technology Drive                 Rochester Hills, MI                       275       1,262          237
2900 Technology Drive                 Rochester Hills, MI                       214         977          492
2920 Technology Drive                 Rochester Hills, MI                       159         671          144
2930 Technology Drive                 Rochester Hills, MI                       131         594          441
2950 Technology Drive                 Rochester Hills, MI                       178         819          303
23014 Commerce Drive                  Farmington Hills, MI                       39         203          211
23028 Commerce Drive                  Farmington Hills, MI                       98         507          439
23035 Commerce Drive                  Farmington Hills, MI                       71         355          215
23042 Commerce Drive                  Farmintgon Hills, MI                       67         277          331
23065 Commerce Drive                  Farmington Hills, MI                       71         408          217
23070 Commerce Drive                  Farmington Hills, MI                      112         442          690
23079 Commerce Drive                  Farmington Hills, MI                       68         301          237
23093 Commerce Drive                  Farmington Hills, MI                      211       1,024          788
23135 Commerce Drive                  Farmington Hills, MI                      146         701          283
23163 Commerce Drive                  Farmington Hills, MI                      111         513          319
23177 Commerce Drive                  Farmington Hills, MI                      175       1,007          747

                                                                  GROSS AMOUNT CARRIED
                                                              AT CLOSE OF PERIOD 12/31/03    ACCUMULATED
                                            LOCATION          -----------------------------
                                                                        BUILDING AND         DEPRECIATION  YEAR BUILT/  DEPRECIABLE
        BUILDING ADDRESS                  (CITY/STATE)         LAND     IMPROVEMENTS  TOTAL    12/31/03     RENOVATED   LIVES(YEARS)
-------------------------------       ----------------------  -----------------------------  ------------  -----------  ------------
2452 South Trenton Way                Denver, CO                 426       2,509      2,935      414          1983           (p)
1600 South Abilene                    Aurora, CO                 467       2,711      3,178      430          1986           (p)
1620 South Abilene                    Aurora, CO                 270       1,640      1,911      303          1986           (p)
1640 South Abilene                    Aurora, CO                 382       2,213      2,595      358          1986           (p)
13900 East Florida Ave                Aurora, CO                 190       1,134      1,324      193          1986           (p)
14401-14492 East 33rd Place           Aurora, CO                 440       2,699      3,139      471          1979           (p)
11701 East 53rd Avenue                Denver, CO                 422       2,414      2,836      381          1985           (p)
5401 Oswego Street                    Denver, CO                 278       1,891      2,169      330          1985           (p)
3811 Joliet                           Denver, CO                 752       4,324      5,076      535          1977           (p)
2630 West 2nd Avenue                  Denver, CO                  51         291        342       46          1970           (p)
2650 West 2nd Avenue                  Denver, CO                 223       1,310      1,532      221          1970           (p)
14818 West 6th Avenue Bldg A          Golden, CO                 468       3,136      3,605      618          1985           (p)
14828 West 6th Avenue Bldg B          Golden, CO                 503       3,536      4,039      672          1985           (p)
12055 E 49th Ave/4955 Peoria          Denver, CO                 305       2,033      2,338      410          1984           (p)
4940-4950 Paris                       Denver, CO                 156         981      1,136      144          1984           (p)
4970 Paris                            Denver, CO                  97         576        673       96          1984           (p)
5010 Paris                            Denver, CO                  91         727        818       93          1984           (p)
7367 South Revere Parkway             Englewood, CO              934       5,307      6,241      828          1997           (p)
10311 W. Hampden Ave.                 Lakewood, CO               578       3,342      3,920      491          1999           (p)
8200 East Park Meadows Drive     (j)  Lone Tree, CO            1,304       7,978      9,282      670          1984           (p)
3250 Quentin                     (j)  Aurora, CO               1,230       7,309      8,539      595        1984/2000        (p)
11585 E. 53rd Ave.               (j)  Denver, CO               1,780      10,325     12,105      595          1984           (p)
10500 East 54th Ave.             (k)  Denver, CO               1,260       7,501      8,761      435          1986           (p)
8820 W. 116th Street             (t)  Broomfield, CO             338       1,928      2,266        -          2001           (p)
8835 W. 116th Street             (t)  Broomfield, CO           1,152       6,530      7,682        -          2002           (p)

DES MOINES
2250 Delaware Ave.               (s)  Des Moines, IA             277       1,970      2,246      364          1975           (p)

DETROIT
1731 Thorncroft                       Troy, MI                   331       1,936      2,267      462          1969           (p)
1653 E. Maple                         Troy, MI                   192       1,206      1,398      353          1990           (p)
47461 Clipper                         Plymouth Township, MI      122         834        955      275          1992           (p)
47522 Galleon                         Plymouth Township, MI       85         507        592      119          1990           (p)
238 Executive Drive                   Troy, MI                   100         687        787      466          1973           (p)
256 Executive Drive                   Troy, MI                    85         547        632      386          1974           (p)
301 Executive Drive                   Troy, MI                   133         845        978      625          1974           (p)
449 Executive Drive                   Troy, MI                   218       1,369      1,587      876          1975           (p)
501 Executive Drive                   Troy, MI                   129         822        951      425          1984           (p)
451 Robbins Drive                     Troy, MI                   192       1,353      1,545      917          1975           (p)
1035 Crooks Road                      Troy, MI                   143       1,011      1,154      596          1980           (p)
1095 Crooks Road                      Troy, MI                   360       2,021      2,381    1,062          1986           (p)
1416 Meijer Drive                     Troy, MI                   121         758        878      474          1980           (p)
1624 Meijer Drive                     Troy, MI                   373       2,264      2,637    1,255          1984           (p)
1972 Meijer Drive                     Troy, MI                   372       1,965      2,337    1,034          1985           (p)
1621 Northwood Drive                  Troy, MI                   215       1,261      1,475      968          1977           (p)
1707 Northwood Drive                  Troy, MI                   239       1,301      1,540      748          1983           (p)
1788 Northwood Drive                  Troy, MI                   103         717        820      462          1977           (p)
1821 Northwood Drive                  Troy, MI                   220       1,178      1,398      865          1977           (p)
1826 Northwood Drive                  Troy, MI                   103         555        657      406          1977           (p)
1864 Northwood Drive                  Troy, MI                   107         610        717      454          1977           (p)
2277 Elliott Avenue                   Troy, MI                   104         663        767      432          1975           (p)
2451 Elliott Avenue                   Troy, MI                   164       1,072      1,235      790          1974           (p)
2730 Research Drive                   Rochester Hills, MI        903       4,974      5,877    2,601          1988           (p)
2791 Research Drive                   Rochester Hills, MI        560       3,171      3,731    1,450          1991           (p)
2871 Research Drive                   Rochester Hills, MI        327       1,862      2,189      848          1991           (p)
2911 Research Drive                   Rochester Hills, MI        504       2,535      3,039    1,220          1992           (p)
3011 Research Drive                   Rochester Hills, MI        457       2,453      2,910    1,260          1988           (p)
2870 Technology Drive                 Rochester Hills, MI        279       1,495      1,774      767          1988           (p)
2900 Technology Drive                 Rochester Hills, MI        219       1,464      1,683      771          1992           (p)
2920 Technology Drive                 Rochester Hills, MI        153         821        974      381          1992           (p)
2930 Technology Drive                 Rochester Hills, MI        138       1,027      1,166      453          1991           (p)
2950 Technology Drive                 Rochester Hills, MI        185       1,115      1,300      553          1991           (p)
23014 Commerce Drive                  Farmington Hills, MI        56         397        453      219          1983           (p)
23028 Commerce Drive                  Farmington Hills, MI       125         919      1,044      579          1983           (p)
23035 Commerce Drive                  Farmington Hills, MI        93         548        641      299          1983           (p)
23042 Commerce Drive                  Farmintgon Hills, MI        89         586        675      352          1983           (p)
23065 Commerce Drive                  Farmington Hills, MI        93         603        696      335          1983           (p)
23070 Commerce Drive                  Farmington Hills, MI       125       1,119      1,244      657          1983           (p)
23079 Commerce Drive                  Farmington Hills, MI        79         526        606      282          1983           (p)
23093 Commerce Drive                  Farmington Hills, MI       295       1,728      2,023      967          1983           (p)
23135 Commerce Drive                  Farmington Hills, MI       158         972      1,130      501          1986           (p)
23163 Commerce Drive                  Farmington Hills, MI       138         804        943      417          1986           (p)
23177 Commerce Drive                  Farmington Hills, MI       254       1,675      1,929      952          1986           (p)

                                                                                                     CAPITALIZED
                                                                                                    SUBSEQUENT TO
                                                                                                   ACQUISITION OR
                                                                                     (b)             COMPLETION
                                            LOCATION              (a)             INITIAL COST     AND VALUATION
                                                                            ---------------------
        BUILDING ADDRESS                  (CITY/STATE)        ENCUMBRANCES     LAND     BUILDINGS    PROVISION
-------------------------------       ----------------------  ------------  ---------------------  --------------
23206 Commerce Drive                  Farmington Hills, MI                      125         531          626
23370 Commerce Drive                  Farmington Hills, MI                       59         233          166
1451 East Lincoln Avenue              Madison Heights, MI                       299       1,703          487
4400 Purks Drive                      Auburn Hills, MI                          602       3,410        3,392
4177A Varsity Drive                   Ann Arbor, MI                              90         536           95
6515 Cobb Drive                       Sterling Heights, MI                      305       1,753          255
32450 N Avis Drive                    Madison Heights, MI                       281       1,590          547
12050-12300 Hubbard              (j)  Livonia, MI                               425       2,410          690
38300 Plymouth Road                   Livonia, MI                               729           -        4,802
12707 Eckles Road                     Plymouth Township, MI                     255       1,445          110
9300-9328 Harrison Rd                 Romulus, MI                               147         834          376
9330-9358 Harrison Rd                 Romulus, MI                                81         456          315
28420-28448 Highland Rd               Romulus, MI                               143         809          294
28450-28478 Highland Rd               Romulus, MI                                81         461          391
28421-28449 Highland Rd               Romulus, MI                               109         617          372
28451-28479 Highland Rd               Romulus, MI                               107         608          206
28825-28909 Highland Rd               Romulus, MI                                70         395          275
28933-29017 Highland Rd               Romulus, MI                               112         634          240
28824-28908 Highland Rd               Romulus, MI                               134         760          400
28932-29016 Highland Rd               Romulus, MI                               123         694          278
9710-9734 Harrison Rd                 Romulus, MI                               125         706          173
9740-9772 Harrison Rd                 Romulus, MI                               132         749          244
9840-9868 Harrison Rd                 Romulus, MI                               144         815          201
9800-9824 Harrison Rd                 Romulus, MI                               117         664          199
29265-29285 Airport Dr                Romulus, MI                               140         794          293
29185-29225 Airport Dr                Romulus, MI                               140         792          332
29149-29165 Airport Dr                Romulus, MI                               216       1,225          340
29101-29115 Airport Dr                Romulus, MI                               130         738          279
29031-29045 Airport Dr                Romulus, MI                               124         704          162
29050-29062 Airport Dr                Romulus, MI                               127         718          205
29120-29134 Airport Dr                Romulus, MI                               161         912          499
29200-29214 Airport Dr                Romulus, MI                               170         963          348
9301-9339 Middlebelt Rd               Romulus, MI                               124         703          181
26980 Trolley Industrial Drive        Taylor, MI                                450       2,550        1,015
32975 Capitol Avenue                  Livonia, MI                               135         748          292
2725 S. Industrial Highway            Ann Arbor, MI                             660       3,654          543
32920 Capitol Avenue                  Livonia, MI                                76         422           86
11862 Brookfield Avenue               Livonia, MI                                85         471          128
11923 Brookfield Avenue               Livonia, MI                               120         665          459
11965 Brookfield Avenue               Livonia, MI                               120         665           78
13405 Stark Road                      Livonia, MI                                46         254           38
1170 Chicago Road                     Troy, MI                                  249       1,380          160
1200 Chicago Road                     Troy, MI                                  268       1,483          142
450 Robbins Drive                     Troy, MI                                  166         920          139
1230 Chicago Road                     Troy, MI                                  271       1,498          142
12886 Westmore Avenue                 Livonia, MI                               190       1,050          199
12898 Westmore Avenue                 Livonia, MI                               190       1,050          213
33025 Industrial Road                 Livonia, MI                                80         442           92
47711 Clipper Street                  Plymouth Township, MI                     539       2,983          265
32975 Industrial Road                 Livonia, MI                               160         887          182
32985 Industrial Road                 Livonia, MI                               137         761          127
32995 Industrial Road                 Livonia, MI                               160         887          180
12874 Westmore Avenue                 Livonia, MI                               137         761          125
33067 Industrial Road                 Livonia, MI                               160         887          113
1775 Bellingham                       Troy, MI                                  344       1,902          299
1785 East Maple                       Troy, MI                                   92         507           84
1807 East Maple                       Troy, MI                                  321       1,775          199
980 Chicago                           Troy, MI                                  206       1,141          103
1840 Enterprise Drive                 Rochester Hills, MI                       573       3,170          278
1885 Enterprise Drive                 Rochester Hills, MI                       209       1,158          110
1935-55 Enterprise Drive              Rochester Hills, MI                     1,285       7,144          823
5500 Enterprise Court                 Warren, MI                                675       3,737          447
750 Chicago Road                      Troy, MI                                  323       1,790          278
800 Chicago Road                      Troy, MI                                  283       1,567          498
850 Chicago Road                      Troy, MI                                  183       1,016          178
2805 S. Industrial Highway            Ann Arbor, MI                             318       1,762          267
6833 Center Drive                     Sterling Heights, MI                      467       2,583          220
32201 North Avis Drive                Madison Heights, MI                       345       1,911          443
1100 East Mandoline Road              Madison Heights, MI                       888       4,915        1,258
30081 Stephenson Highway              Madison Heights, MI                       271       1,499          349
1120 John A. Papalas Drive       (k)  Lincoln Park, MI                          586       3,241          596
4872 S. Lapeer Road                   Lake Orion Twsp, MI                     1,342       5,441        1,989
775 James L. Hart Parkway             Ypsilanti, MI                             348       1,536          864
22701 Trolley Industrial              Taylor, MI                                795           -        7,493
1400 Allen Drive                      Troy, MI                                  209       1,154          120
1408 Allen Drive                      Troy, MI                                  151         834          171

                                                                  GROSS AMOUNT CARRIED
                                                              AT CLOSE OF PERIOD 12/31/03    ACCUMULATED
                                            LOCATION          -----------------------------
                                                                        BUILDING AND         DEPRECIATION  YEAR BUILT/  DEPRECIABLE
        BUILDING ADDRESS                  (CITY/STATE)         LAND     IMPROVEMENTS  TOTAL    12/31/03     RENOVATED   LIVES(YEARS)
-------------------------------       ----------------------  -----------------------------  ------------  -----------  ------------
23206 Commerce Drive                  Farmington Hills, MI       137       1,144      1,282       749          1985           (p)
23370 Commerce Drive                  Farmington Hills, MI        66         391        458       256          1980           (p)
1451 East Lincoln Avenue              Madison Heights, MI        306       2,183      2,489       651          1967           (p)
4400 Purks Drive                      Auburn Hills, MI           612       6,792      7,404     1,237          1987           (p)
4177A Varsity Drive                   Ann Arbor, MI               90         631        721       198          1993           (p)
6515 Cobb Drive                       Sterling Heights, MI       305       2,008      2,313       464          1984           (p)
32450 N Avis Drive                    Madison Heights, MI        286       2,132      2,419       622          1974           (p)
12050-12300 Hubbard              (j)  Livonia, MI                428       3,098      3,526       856          1981           (p)
38300 Plymouth Road                   Livonia, MI                835       4,696      5,531       684          1997           (p)
12707 Eckles Road                     Plymouth Township, MI      267       1,543      1,810       286          1990           (p)
9300-9328 Harrison Rd                 Romulus, MI                154       1,203      1,357       220          1978           (p)
9330-9358 Harrison Rd                 Romulus, MI                 85         767        852       211          1978           (p)
28420-28448 Highland Rd               Romulus, MI                149       1,097      1,246       237          1979           (p)
28450-28478 Highland Rd               Romulus, MI                 85         848        934       229          1979           (p)
28421-28449 Highland Rd               Romulus, MI                114         984      1,099       237          1980           (p)
28451-28479 Highland Rd               Romulus, MI                112         809        921       189          1980           (p)
28825-28909 Highland Rd               Romulus, MI                 73         667        740       144          1981           (p)
28933-29017 Highland Rd               Romulus, MI                117         869        987       225          1982           (p)
28824-28908 Highland Rd               Romulus, MI                140       1,154      1,294       285          1982           (p)
28932-29016 Highland Rd               Romulus, MI                128         967      1,095       259          1982           (p)
9710-9734 Harrison Rd                 Romulus, MI                130         874      1,004       187          1987           (p)
9740-9772 Harrison Rd                 Romulus, MI                138         986      1,124       248          1987           (p)
9840-9868 Harrison Rd                 Romulus, MI                151       1,010      1,160       211          1987           (p)
9800-9824 Harrison Rd                 Romulus, MI                123         858        981       215          1987           (p)
29265-29285 Airport Dr                Romulus, MI                147       1,080      1,227       237          1983           (p)
29185-29225 Airport Dr                Romulus, MI                146       1,117      1,264       246          1983           (p)
29149-29165 Airport Dr                Romulus, MI                226       1,555      1,781       344          1984           (p)
29101-29115 Airport Dr                Romulus, MI                136       1,011      1,147       214          1985           (p)
29031-29045 Airport Dr                Romulus, MI                130         860        990       169          1985           (p)
29050-29062 Airport Dr                Romulus, MI                133         917      1,050       208          1986           (p)
29120-29134 Airport Dr                Romulus, MI                169       1,404      1,573       400          1986           (p)
29200-29214 Airport Dr                Romulus, MI                178       1,303      1,480       253          1985           (p)
9301-9339 Middlebelt Rd               Romulus, MI                130         879      1,009       167          1983           (p)
26980 Trolley Industrial Drive        Taylor, MI                 463       3,552      4,015       542          1997           (p)
32975 Capitol Avenue                  Livonia, MI                144       1,030      1,175       132          1978           (p)
2725 S. Industrial Highway            Ann Arbor, MI              704       4,153      4,857       773          1997           (p)
32920 Capitol Avenue                  Livonia, MI                 82         502        584        77          1973           (p)
11862 Brookfield Avenue               Livonia, MI                 91         593        684        93          1972           (p)
11923 Brookfield Avenue               Livonia, MI                128       1,116      1,244       276          1973           (p)
11965 Brookfield Avenue               Livonia, MI                128         734        863       112          1973           (p)
13405 Stark Road                      Livonia, MI                 49         289        338        40          1980           (p)
1170 Chicago Road                     Troy, MI                   266       1,523      1,789       213          1983           (p)
1200 Chicago Road                     Troy, MI                   286       1,607      1,893       225          1984           (p)
450 Robbins Drive                     Troy, MI                   178       1,047      1,225       159          1976           (p)
1230 Chicago Road                     Troy, MI                   289       1,622      1,911       227          1996           (p)
12886 Westmore Avenue                 Livonia, MI                202       1,237      1,439       178          1981           (p)
12898 Westmore Avenue                 Livonia, MI                202       1,250      1,453       179          1981           (p)
33025 Industrial Road                 Livonia, MI                 85         528        614        71          1980           (p)
47711 Clipper Street                  Plymouth Township, MI      575       3,212      3,787       450          1996           (p)
32975 Industrial Road                 Livonia, MI                171       1,058      1,229       158          1984           (p)
32985 Industrial Road                 Livonia, MI                147         878      1,025       119          1985           (p)
32995 Industrial Road                 Livonia, MI                171       1,056      1,227       147          1983           (p)
12874 Westmore Avenue                 Livonia, MI                147         877      1,023       120          1984           (p)
33067 Industrial Road                 Livonia, MI                171         989      1,160       145          1984           (p)
1775 Bellingham                       Troy, MI                   367       2,178      2,545       364          1987           (p)
1785 East Maple                       Troy, MI                    98         585        683        82          1985           (p)
1807 East Maple                       Troy, MI                   342       1,953      2,295       274          1984           (p)
980 Chicago                           Troy, MI                   220       1,230      1,450       172          1985           (p)
1840 Enterprise Drive                 Rochester Hills, MI        611       3,410      4,021       478          1990           (p)
1885 Enterprise Drive                 Rochester Hills, MI        223       1,254      1,477       176          1990           (p)
1935-55 Enterprise Drive              Rochester Hills, MI      1,371       7,882      9,252     1,224          1990           (p)
5500 Enterprise Court                 Warren, MI                 721       4,138      4,859       576          1989           (p)
750 Chicago Road                      Troy, MI                   345       2,046      2,391       307          1986           (p)
800 Chicago Road                      Troy, MI                   302       2,046      2,348       315          1985           (p)
850 Chicago Road                      Troy, MI                   196       1,181      1,377       161          1984           (p)
2805 S. Industrial Highway            Ann Arbor, MI              340       2,007      2,347       297          1990           (p)
6833 Center Drive                     Sterling Heights, MI       493       2,777      3,270       406          1998           (p)
32201 North Avis Drive                Madison Heights, MI        349       2,351      2,700       374          1974           (p)
1100 East Mandoline Road              Madison Heights, MI        897       6,164      7,061       908          1967           (p)
30081 Stephenson Highway              Madison Heights, MI        274       1,845      2,119       263          1967           (p)
1120 John A. Papalas Drive       (k)  Lincoln Park, MI           593       3,830      4,423       646          1985           (p)
4872 S. Lapeer Road                   Lake Orion Twsp, MI      1,412       7,360      8,772       653          1999           (p)
775 James L. Hart Parkway             Ypsilanti, MI              604       2,144      2,748       233          1999           (p)
22701 Trolley Industrial              Taylor, MI                 849       7,438      8,287       815          1999           (p)
1400 Allen Drive                      Troy, MI                   212       1,270      1,483        97          1979           (p)
1408 Allen Drive                      Troy, MI                   153       1,003      1,156        92          1979           (p)

                                                                                       CAPITALIZED
                                                                                      SUBSEQUENT TO       GROSS AMOUNT CARRIED
                                                                          (b)         ACQUISITION OR   AT CLOSE OF PERIOD 12/31/03
                                                                      INITIAL COST      COMPLETION     ---------------------------
                                     LOCATION               (a)      -------------    AND VALUATION         BUILDING AND
      BUILDING ADDRESS              (CITY/STATE)        ENCUMBRANCES LAND   BUILDINGS   PROVISION      LAND IMPROVEMENTS    TOTAL
      ----------------              ------------        ------------ -----  ---------   ---------      ---- ------------    -----
1305 Stephenson Hwy                 Troy, MI                           345   1,907         79          350      1,980       2,331
32505 Industrial Drive              Madison Heights, MI                345   1,910         50          351      1,954       2,305
1799-1813 Northfield Drive     (j)  Rochester(Hills, MI                481   2,665        122          490      2,778       3,268

GRAND RAPIDS

5050 Kendrick Court SE              Grand Rapids, MI                 1,721  11,433      4,581        1,721     16,014      17,735
5015 52nd Street SE                 Grand Rapids, MI                   234   1,321        109          234      1,430       1,664

HOUSTON

2102-2314 Edwards Street            Houston, TX                        348   1,973        973          382      2,912       3,294
4545 Eastpark Drive                 Houston, TX                        235   1,331        663          240      1,989       2,229
3351 Rauch St                       Houston, TX                        272   1,541        256          278      1,792       2,070
3851 Yale St                        Houston, TX                        413   2,343        675          425      3,007       3,431
3337-3347 Rauch Street              Houston, TX                        227   1,287        309          233      1,591       1,823
8505 N Loop East                    Houston, TX                        439   2,489        184          449      2,663       3,113
4749-4799 Eastpark Dr               Houston, TX                        594   3,368        829          611      4,181       4,791
4851 Homestead Road                 Houston, TX                        491   2,782        894          504      3,663       4,167
3365-3385 Rauch Street              Houston, TX                        284   1,611        189          290      1,794       2,084
5050 Campbell Road                  Houston, TX                        461   2,610        313          470      2,913       3,383
4300 Pine Timbers                   Houston, TX                        489   2,769        543          499      3,300       3,800
7901 Blankenship                    Houston, TX                        136     772        396          140      1,164       1,304
2500-2530 Fairway Park Drive        Houston, TX                        766   4,342        671          792      4,987       5,779
6550 Longpointe                     Houston, TX                        362   2,050        476          370      2,518       2,888
1815 Turning Basin Dr               Houston, TX                        487   2,761        497          531      3,214       3,745
1819 Turning Basin Dr               Houston, TX                        231   1,308        419          251      1,707       1,957
1805 Turning Basin Drive            Houston, TX                        564   3,197        648          616      3,793       4,408
7000 Empire Drive                   Houston, TX                        450   2,552      1,122          452      3,672       4,124
9777 West Gulfbank Drive            Houston, TX                      1,217   6,899      1,734        1,216      8,634       9,850
9835A Genard Road                   Houston, TX                      1,505   8,333      2,991        1,581     11,248      12,829
9835B Genard Road                   Houston, TX                        245   1,357        462          256      1,808       2,064
10161 Harwin Drive                  Houston, TX                        505   2,861        676          511      3,531       4,042
10165 Harwin Drive                  Houston, TX                        218   1,234        454          220      1,685       1,906
10175 Harwin Drive                  Houston, TX                        267   1,515        395          270      1,906       2,177
10325-10415 Landsbury Drive    (k)  Houston, TX                        696   3,854         91          704      3,936       4,641
8705 City Park Loop                 Houston, TX                        710   2,983        196          714      3,176       3,889
15340 Vantage Parkway               Houston, TX                        179     394       (182)         179        212         391
15431 Vantage Parkway               Houston, TX                        179     394        300          179        694         873
15402 Vantage Parkway          (t)  Houston, TX                        358     788        203          358        991       1,349

INDIANAPOLIS

2900 N Shadeland Avenue        (s)  Indianapolis, IN                 2,394  13,565        381        2,057     14,282      16,339
2400 North Shadeland                Indianapolis, IN                   142     802        138          149        933       1,082
2402 North Shadeland                Indianapolis, IN                   466   2,640        385          489      3,003       3,491
7901 West 21st St.                  Indianapolis, IN                 1,063   6,027        401        1,048      6,443       7,491
1445 Brookville Way                 Indianapolis, IN                   459   2,603        738          476      3,324       3,800
1440 Brookville Way                 Indianapolis, IN                   665   3,770        357          685      4,107       4,792
1240 Brookville Way                 Indianapolis, IN                   247   1,402        300          258      1,692       1,950
1220 Brookville Way                 Indianapolis, IN                   223      40         52          226         89         316
1345 Brookville Way                 Indianapolis, IN       (c)         586   3,321        750          601      4,055       4,656
1350 Brookville Way                 Indianapolis, IN                   205   1,161        200          212      1,354       1,565
1341 Sadlier Circle E Dr            Indianapolis, IN       (c)         131     743        193          136        931       1,067
1322-1438 Sadlier Circle E Dr       Indianapolis, IN       (c)         145     822        339          152      1,154       1,306
1327-1441 Sadlier Circle E Dr       Indianapolis, IN       (c)         218   1,234        388          225      1,615       1,840
1304 Sadlier Circle E Dr            Indianapolis, IN       (c)          71     405        162           75        563         638
1402 Sadlier Circle E Dr            Indianapolis, IN       (c)         165     934        337          171      1,265       1,436
1504 Sadlier Circle E Dr            Indianapolis, IN       (c)         219   1,238        266          226      1,498       1,723
1311 Sadlier Circle E Dr            Indianapolis, IN       (c)          54     304        114           57        414         471
1365 Sadlier Circle E Dr            Indianapolis, IN       (c)         121     688        240          126        922       1,049
1352-1354 Sadlier Circle E Dr       Indianapolis, IN       (c)         178   1,008        386          184      1,388       1,571
1335 Sadlier Circle E Dr            Indianapolis, IN       (c)          81     460        123           85        579         664
1327 Sadlier Circle E Dr            Indianapolis, IN       (c)          52     295         72           55        364         419
1425 Sadlier Circle E Dr            Indianapolis, IN       (c)          21     117         29           23        144         166
1230 Brookville Way                 Indianapolis, IN                   103     586         51          109        632         741
6951 E 30th St                      Indianapolis, IN                   256   1,449        305          265      1,745       2,010
6701 E 30th St                      Indianapolis, IN                    78     443         43           82        481         564
6737 E 30th St                      Indianapolis, IN                   385   2,181        434          398      2,601       3,000
1225 Brookville Way                 Indianapolis, IN                    60       -        417           68        409         477
6555 E 30th St                      Indianapolis, IN                   840   4,760      1,645          484      6,761       7,245
2432-2436 Shadeland                 Indianapolis, IN                   212   1,199        422          230      1,603       1,833
8402-8440 E 33rd St                 Indianapolis, IN                   222   1,260        644          230      1,895       2,125
8520-8630 E 33rd St                 Indianapolis, IN                   326   1,848        603          336      2,442       2,777
8710-8768 E 33rd St                 Indianapolis, IN                   175     993        442          187      1,423       1,610
3316-3346 N. Pagosa Court           Indianapolis, IN                   325   1,842        440          335      2,272       2,606

                                                          ACCUMULATED
                                     LOCATION             DEPRECIATION  YEAR BUILT/  DEPRECIABLE
      BUILDING ADDRESS              (CITY/STATE)            12/31/03    RENOVATED   LIVES (YEARS)
      ----------------              ------------           ---------    ----------  -------------
1305 Stephenson Hwy                 Troy, MI                  152          1979          (p)
32505 Industrial Drive              Madison Heights, MI       151          1979          (p)
1799-1813 Northfield Drive     (j)  Rochester(Hills, MI       218          1980          (p)

GRAND RAPIDS

5050 Kendrick Court SE              Grand Rapids, MI        3,810          1988          (p)
5015 52nd Street SE                 Grand Rapids, MI          332          1987          (p)

HOUSTON

2102-2314 Edwards Street            Houston, TX               611          1961          (p)
4545 Eastpark Drive                 Houston, TX               256          1972          (p)
3351 Rauch St                       Houston, TX               313          1970          (p)
3851 Yale St                        Houston, TX               415          1971          (p)
3337-3347 Rauch Street              Houston, TX               325          1970          (p)
8505 N Loop East                    Houston, TX               394          1981          (p)
4749-4799 Eastpark Dr               Houston, TX               616          1979          (p)
4851 Homestead Road                 Houston, TX               594          1973          (p)
3365-3385 Rauch Street              Houston, TX               319          1970          (p)
5050 Campbell Road                  Houston, TX               453          1970          (p)
4300 Pine Timbers                   Houston, TX               513          1980          (p)
7901 Blankenship                    Houston, TX               238          1972          (p)
2500-2530 Fairway Park Drive        Houston, TX               876          1974          (p)
6550 Longpointe                     Houston, TX               419          1980          (p)
1815 Turning Basin Dr               Houston, TX               477          1980          (p)
1819 Turning Basin Dr               Houston, TX               240          1980          (p)
1805 Turning Basin Drive            Houston, TX               576          1980          (p)
7000 Empire Drive                   Houston, TX               791          1980          (p)
9777 West Gulfbank Drive            Houston, TX             1,611          1980          (p)
9835A Genard Road                   Houston, TX             1,042          1980          (p)
9835B Genard Road                   Houston, TX               192          1980          (p)
10161 Harwin Drive                  Houston, TX               343        1979/1981       (p)
10165 Harwin Drive                  Houston, TX               233        1979/1981       (p)
10175 Harwin Drive                  Houston, TX               336        1979/1981       (p)
10325-10415 Landsbury Drive    (k)  Houston, TX               151          1982          (p)
8705 City Park Loop                 Houston, TX               101          1982          (p)
15340 Vantage Parkway               Houston, TX                 3          1984          (p)
15431 Vantage Parkway               Houston, TX                 3          1981          (p)
15402 Vantage Parkway          (t)  Houston, TX                 7          1981          (p)

INDIANAPOLIS

2900 N Shadeland Avenue        (s)  Indianapolis, IN        3,765        1957/1992       (p)
2400 North Shadeland                Indianapolis, IN          144          1970          (p)
2402 North Shadeland                Indianapolis, IN          545          1970          (p)
7901 West 21st St.                  Indianapolis, IN        1,073          1985          (p)
1445 Brookville Way                 Indianapolis, IN          710          1989          (p)
1440 Brookville Way                 Indianapolis, IN          815          1990          (p)
1240 Brookville Way                 Indianapolis, IN          402          1990          (p)
1220 Brookville Way                 Indianapolis, IN           22          1990          (p)
1345 Brookville Way                 Indianapolis, IN          889          1992          (p)
1350 Brookville Way                 Indianapolis, IN          279          1994          (p)
1341 Sadlier Circle E Dr            Indianapolis, IN          227        1971/1992       (p)
1322-1438 Sadlier Circle E Dr       Indianapolis, IN          305        1971/1992       (p)
1327-1441 Sadlier Circle E Dr       Indianapolis, IN          372          1992          (p)
1304 Sadlier Circle E Dr            Indianapolis, IN          130        1971/1992       (p)
1402 Sadlier Circle E Dr            Indianapolis, IN          271        1970/1992       (p)
1504 Sadlier Circle E Dr            Indianapolis, IN          277        1971/1992       (p)
1311 Sadlier Circle E Dr            Indianapolis, IN          128        1971/1992       (p)
1365 Sadlier Circle E Dr            Indianapolis, IN          203        1971/1992       (p)
1352-1354 Sadlier Circle E Dr       Indianapolis, IN          318        1970/1992       (p)
1335 Sadlier Circle E Dr            Indianapolis, IN          122        1971/1992       (p)
1327 Sadlier Circle E Dr            Indianapolis, IN           74        1971/1992       (p)
1425 Sadlier Circle E Dr            Indianapolis, IN           28        1971/1992       (p)
1230 Brookville Way                 Indianapolis, IN          125          1995          (p)
6951 E 30th St                      Indianapolis, IN          483          1995          (p)
6701 E 30th St                      Indianapolis, IN           94          1995          (p)
6737 E 30th St                      Indianapolis, IN          568          1995          (p)
1225 Brookville Way                 Indianapolis, IN           72          1997          (p)
6555 E 30th St                      Indianapolis, IN        1,779        1969/1981       (p)
2432-2436 Shadeland                 Indianapolis, IN          340          1968          (p)
8402-8440 E 33rd St                 Indianapolis, IN          380          1977          (p)
8520-8630 E 33rd St                 Indianapolis, IN          486          1976          (p)
8710-8768 E 33rd St                 Indianapolis, IN          294          1979          (p)
3316-3346 N. Pagosa Court           Indianapolis, IN          473          1977          (p)

                                                                                       CAPITALIZED
                                                                                      SUBSEQUENT TO        GROSS AMOUNT CARRIED
                                                                          (b)         ACQUISITION OR   AT CLOSE OF PERIOD 12/31/03
                                                                      INITIAL COST      COMPLETION     ---------------------------
                                     LOCATION               (a)      -------------    AND VALUATION         BUILDING AND
      BUILDING ADDRESS              (CITY/STATE)        ENCUMBRANCES LAND   BUILDINGS   PROVISION      LAND IMPROVEMENTS    TOTAL
      ----------------              ------------        ------------ -----  ---------   ---------      ---- ------------    -----
3331 Raton Court                    Indianapolis, IN                   138        802      217         138      1,019       1,157
6751 E 30th St                      Indianapolis, IN                   728      2,837      271         741      3,095       3,836
9200 East 146th Street              Noblesville, IN                    205      1,221    1,140         191      2,374       2,566
6575 East 30th Street               Indianapolis, IN                   118          -    2,107         128      2,097       2,225
6585 East 30th Street               Indianapolis, IN                   196          -    3,421         196      3,421       3,618
9910 North by Northeast Blvd        Fishers, IN                        661      3,744      170         669      3,906       4,575
6041 Guion Road                     Indianapolis, IN                   123        678        5         124        682         806
8525 E. 33rd Street            (t)  Indianapolis, IN                 1,300      2,091      694       1,302      2,784       4,085
5705-97 Park Plaza Ct.         (t)  Indianapolis, IN                   600      2,194      612         607      2,799       3,406
8219 Northwest Blvd.                Indianapolis, IN                   900      3,081      358         902      3,438       4,339
8227 Northwest Blvd.           (t)  Indianapolis, IN                   600      5,502      387         603      5,886       6,489
9319-9341 Castlegate Drive     (t)  Indianapolis, IN                   530      1,235      496         544      1,717       2,261
9332-9350 Castlegate Drive     (t)  Indianapolis, IN                   420        646      348         429        985       1,414
9210 East 146th Street              Noblesville, IN                    552        684      464         262      1,438       1,700
6101-6119 Guion Road           (t)  Indianapolis, IN                   400        661      176         401        836       1,237

LOS ANGELES

6407-6419 Alondra Blvd.             Paramount, CA                      137        774       85         140        855         995
6423-6431 Alondra Blvd.             Paramount, CA                      115        650       42         118        689         807
15101-15141 S. Figueroa St.    (j)  Los Angeles, CA                  1,163      6,588      450       1,175      7,025       8,200
20816-18 Higgins Court              Torrance, CA                        74        419       31          75        449         524
21136 South Wilmington Ave          Carson, CA                       1,234      6,994      242       1,246      7,224       8,470
19914 Via Baron Way                 Rancho Dominguez, CA     (d)     1,590      9,010      181       1,616      9,165      10,781
2035 E. Vista Bella Way             Rancho Dominguez, CA     (e)     1,382      7,829      343       1,406      8,147       9,553
14912 Shoemaker Ave.                Santa Fe Springs, CA                42        236        9          46        241         288
14920 Shoemaker Ave.                Santa Fe Springs, CA                37        212        9          42        217         259
14928 Shoemaker Ave.                Santa Fe Springs, CA                37        212       12          42        220         262
14938 Shoemaker Ave.                Santa Fe Springs, CA                37        212        9          42        217         259
14944 Shoemaker Ave.                Santa Fe Springs, CA               326      1,848       50         336      1,888       2,224
14946 Shoemaker Ave.                Santa Fe Springs, CA               275      1,559       73         284      1,624       1,908
14948 Shoemaker Ave.                Santa Fe Springs, CA               100        568       24         106        586         692
14141 Alondra Blvd.                 Santa Fe Springs, CA             2,570     14,565      188       2,598     14,725      17,323
12616 Yukon Ave.                    Hawthorne, CA                      685      3,884       89         696      3,962       4,658
3355 El Segundo Blvd           (k)  Hawthorne, CA                      267      1,510    1,132         418      2,491       2,910
12621 Cerise                        Hawthorne, CA                      413      2,344     (939)        265      1,553       1,819
333 Turnbull Canyon Road            City of Industry, CA             2,700      1,824      314       2,700      2,138       4,838
42374 Avenida Alvarado         (k)  Temecula, CA                       797      4,514      297         812      4,796       5,607

LOUISVILLE

9001 Cane Run Road                  Louisville, KY                     524          -    5,577         560      5,541       6,101
7700 Trade Port Drive               Louisville, KY                     449          -    6,539         449      6,539       6,988

MILWAUKEE

N25 W23050 Paul Road                Pewaukee, WI                       474      2,723      354         485      3,067       3,552
N25 W23255 Paul Road                Pewaukee, WI                       571      3,270       83         582      3,342       3,924
N27 W23293 Roundy Drive             Pewaukee, WI                       412      2,837       56         420      2,885       3,305
6523 N Sydney Place                 Glendale, WI                       172        976      209         176      1,182       1,358
8800 W Bradley                      Milwaukee, WI                      375      2,125      151         388      2,263       2,651
4560 N 124th Street                 Wauwatosa, WI                      118        667       85         129        741         870
4410-80 North 132nd Street          Butler, WI                         355          -    4,023         359      4,019       4,378

MINNEAPOLIS/ST. PAUL

2700 Freeway Boulevard              Brooklyn Center, MN                392      2,318      949         415      3,244       3,659
6507-6545 Cecilia Circle            Bloomington, MN                    357      1,320      962         386      2,252       2,639
6201 West 111th Street              Bloomington, MN                  1,358      8,622    3,757       1,499     12,238      13,737
6403-6545 Cecilia Drive             Bloomington, MN                    366      1,363      911         395      2,245       2,640
6925-6943 Washington Avenue         Edina, MN                          117        504      900         237      1,285       1,521
6955-6973 Washington Avenue         Edina, MN                          117        486      587         207        983       1,190
7251-7267 Washington Avenue         Edina, MN                          129        382      517         182        846       1,028
7301-7325 Washington Avenue         Edina, MN                          174        391      575         193        947       1,140
7101 Winnetka Avenue North          Brooklyn Park, MN                2,195      6,084    2,774       2,228      8,826      11,053
7600 Golden Triangle Drive          Eden Prairie, MN                   566      1,394    1,583         615      2,928       3,543
9901 West 74th Street               Eden Prairie, MN                   621      3,289    2,963         639      6,234       6,873
12220-12222 Nicollet Avenue         Burnsville, MN                     105        425      372         114        789         902
12250-12268 Nicollet Avenue         Burnsville, MN                     260      1,054      499         296      1,516       1,813
12224-12226 Nicollet Avenue         Burnsville, MN                     190        770      343         207      1,096       1,303
980 Lone Oak Road                   Eagan, MN                          683      4,103      973         683      5,076       5,759
990 Lone Oak Road                   Eagan, MN                          883      5,575    1,101         873      6,686       7,559
1030 Lone Oak Road                  Eagan, MN                          456      2,703      613         456      3,316       3,772
1060 Lone Oak Road                  Eagan, MN                          624      3,700      855         624      4,555       5,180
5400 Nathan Lane                    Plymouth, MN                       749      4,461      783         757      5,236       5,994
10120 W 76th Street                 Eden Prairie, MN                   315      1,804    1,474         315      3,277       3,593

                                                          ACCUMULATED
                                     LOCATION             DEPRECIATION  YEAR BUILT/  DEPRECIABLE
      BUILDING ADDRESS              (CITY/STATE)            12/31/03    RENOVATED   LIVES (YEARS)
      ----------------              ------------           ---------    ----------  -------------
3331 Raton Court                    Indianapolis, IN          196          1979          (p)
6751 E 30th St                      Indianapolis, IN          478          1997          (p)
9200 East 146th Street              Noblesville, IN           521        1961/1981       (p)
6575 East 30th Street               Indianapolis, IN          351          1998          (p)
6585 East 30th Street               Indianapolis, IN          698          1998          (p)
9910 North by Northeast Blvd        Fishers, IN               268          1994          (p)
6041 Guion Road                     Indianapolis, IN           20          1968          (p)
8525 E. 33rd Street            (t)  Indianapolis, IN          134          1978          (p)
5705-97 Park Plaza Ct.         (t)  Indianapolis, IN          115          1977          (p)
8219 Northwest Blvd.                Indianapolis, IN           54          1990          (p)
8227 Northwest Blvd.           (t)  Indianapolis, IN           75          1990          (p)
9319-9341 Castlegate Drive     (t)  Indianapolis, IN           10          1983          (p)
9332-9350 Castlegate Drive     (t)  Indianapolis, IN            8          1983          (p)
9210 East 146th Street              Noblesville, IN           259          1978          (p)
6101-6119 Guion Road           (t)  Indianapolis, IN           19          1976          (p)

LOS ANGELES

6407-6419 Alondra Blvd.             Paramount, CA              66          1985          (p)
6423-6431 Alondra Blvd.             Paramount, CA              60          1985          (p)
15101-15141 S. Figueroa St.    (j)  Los Angeles, CA           549          1982          (p)
20816-18 Higgins Court              Torrance, CA               32          1981          (p)
21136 South Wilmington Ave          Carson, CA                461          1989          (p)
19914 Via Baron Way                 Rancho Dominguez, CA      355          1973          (p)
2035 E. Vista Bella Way             Rancho Dominguez, CA      354          1972          (p)
14912 Shoemaker Ave.                Santa Fe Springs, CA       10          1967          (p)
14920 Shoemaker Ave.                Santa Fe Springs, CA        9          1967          (p)
14928 Shoemaker Ave.                Santa Fe Springs, CA        9          1967          (p)
14938 Shoemaker Ave.                Santa Fe Springs, CA        9          1967          (p)
14944 Shoemaker Ave.                Santa Fe Springs, CA       79          1978          (p)
14946 Shoemaker Ave.                Santa Fe Springs, CA       74          1978          (p)
14948 Shoemaker Ave.                Santa Fe Springs, CA       26          1978          (p)
14141 Alondra Blvd.                 Santa Fe Springs, CA      584          1969          (p)
12616 Yukon Ave.                    Hawthorne, CA             143          1987          (p)
3355 El Segundo Blvd           (k)  Hawthorne, CA              87          1959          (p)
12621 Cerise                        Hawthorne, CA              66          1959          (p)
333 Turnbull Canyon Road            City of Industry, CA       12        1968/1985       (p)
42374 Avenida Alvarado         (k)  Temecula, CA              127          1987          (p)

LOUISVILLE

9001 Cane Run Road                  Louisville, KY            960          1998          (p)
7700 Trade Port Drive               Louisville, KY             14          2001          (p)

MILWAUKEE

N25 W23050 Paul Road                Pewaukee, WI              749          1989          (p)
N25 W23255 Paul Road                Pewaukee, WI              781          1987          (p)
N27 W23293 Roundy Drive             Pewaukee, WI              674          1989          (p)
6523 N Sydney Place                 Glendale, WI              241          1978          (p)
8800 W Bradley                      Milwaukee, WI             426          1982          (p)
4560 N 124th Street                 Wauwatosa, WI             122          1976          (p)
4410-80 North 132nd Street          Butler, WI                320          1999          (p)

MINNEAPOLIS/ST. PAUL

2700 Freeway Boulevard              Brooklyn Center, MN       806          1981          (p)
6507-6545 Cecilia Circle            Bloomington, MN         1,289          1980          (p)
6201 West 111th Street              Bloomington, MN         4,798          1987          (p)
6403-6545 Cecilia Drive             Bloomington, MN         1,340          1980          (p)
6925-6943 Washington Avenue         Edina, MN               1,043          1972          (p)
6955-6973 Washington Avenue         Edina, MN                 879          1972          (p)
7251-7267 Washington Avenue         Edina, MN                 751          1972          (p)
7301-7325 Washington Avenue         Edina, MN               1,047          1972          (p)
7101 Winnetka Avenue North          Brooklyn Park, MN       4,241          1990          (p)
7600 Golden Triangle Drive          Eden Prairie, MN        1,862          1989          (p)
9901 West 74th Street               Eden Prairie, MN        2,633        1983/88         (p)
12220-12222 Nicollet Avenue         Burnsville, MN            366        1989/90         (p)
12250-12268 Nicollet Avenue         Burnsville, MN            637        1989/90         (p)
12224-12226 Nicollet Avenue         Burnsville, MN            467        1989/90         (p)
980 Lone Oak Road                   Eagan, MN               1,667          1992          (p)
990 Lone Oak Road                   Eagan, MN               2,031          1989          (p)
1030 Lone Oak Road                  Eagan, MN                 757          1988          (p)
1060 Lone Oak Road                  Eagan, MN               1,274          1988          (p)
5400 Nathan Lane                    Plymouth, MN            1,135          1990          (p)
10120 W 76th Street                 Eden Prairie, MN          889          1987          (p)

                                                                                           CAPITALIZED
                                                                                          SUBSEQUENT TO      GROSS AMOUNT CARRIED
                                                                              (b)         ACQUISITION OR AT CLOSE OF PERIOD 12/31/03
                                                                          INITIAL COST      COMPLETION   ---------------------------
                                          LOCATION              (a)      -------------    AND VALUATION         BUILDING AND
      BUILDING ADDRESS                  (CITY/STATE)        ENCUMBRANCES LAND   BUILDINGS   PROVISION    LAND   IMPROVEMENTS   TOTAL
      ----------------                  ------------        ------------ -----  ---------   ---------    ---- ------------    -----
7615 Golden Triangle                    Eden Prairie, MN                   268   1,532        1,153        268      2,685      2,953
7625 Golden Triangle                    Eden Prairie, MN                   415   2,375        1,009        415      3,384      3,800
2605 Fernbrook Lane North               Plymouth, MN                       443   2,533          526        445      3,057      3,502
12155 Nicollet Ave.                     Burnsville, MN                     286       -        1,890        288      1,888      2,176
6655 Wedgewood Road                     Maple Grove, MN                  1,466   8,342        3,221      1,466     11,563     13,029
900 Apollo Road                         Eagan, MN                        1,029   5,855        1,107      1,030      6,961      7,991
7316 Aspen Lane North                   Brooklyn Park, MN                  368   2,156          983        377      3,129      3,506
73rd Avenue North                       Brooklyn Park, MN                  504   2,856          379        512      3,227      3,739
1905 W Country Road C                   Roseville, MN                      402   2,278          260        410      2,530      2,940
2720 Arthur Street                      Roseville, MN                      824   4,671          321        832      4,984      5,816
10205 51st Avenue North                 Plymouth, MN                       180   1,020          126        193      1,133      1,326
4100 Peavey Road                        Chaska, MN                         399   2,261          887        415      3,133      3,547
11300 Hamshire Ave South                Bloomington, MN                    527   2,985        1,828        541      4,799      5,340
375 Rivertown Drive                     Woodbury, MN                     1,083   6,135        2,741      1,503      8,456      9,959
5205 Highway 169                        Plymouth, MN                       446   2,525        1,133        739      3,364      4,103
6451-6595 Citywest Parkway              Eden Prairie, MN                   525   2,975        1,440        538      4,402      4,940
7100-7198 Shady Oak Road                Eden Prairie, MN                   715   4,054          991        736      5,025      5,761
7500-7546 Washington Square             Eden Prairie, MN                   229   1,300          588        235      1,882      2,117
7550-7558 Washington Square             Eden Prairie, MN                   153     867          161        157      1,024      1,181
5240-5300 Valley Industrial Blvd S      Shakopee, MN                       362   2,049          830        371      2,869      3,240
7125 Northland Terrace                  Brooklyn Park, MN                  660   3,740          887        767      4,520      5,287
6900 Shady Oak Road                     Eden Prairie, MN                   310   1,756          438        340      2,164      2,504
6477-6525 City West Parkway             Eden Prairie, MN                   810   4,590          491        819      5,071      5,891
1157 Valley Park Drive                  Shakopee, MN                       760       -        6,127        888      5,999      6,886
500-530 Kasota Avenue SE                Minneapolis, MN                    415   2,354          922        432      3,259      3,691
770-786 Kasota Avenue SE                Minneapolis, MN                    333   1,888          510        347      2,383      2,730
800 Kasota Avenue SE                    Minneapolis, MN                    524   2,971          656        597      3,554      4,151
2530-2570 Kasota Avenue                 St. Paul, MN                       407   2,308          753        465      3,003      3,468

NASHVILLE

1621 Heil Quaker Boulevard              Nashville, TN                      413   2,383        1,588        430      3,954      4,383
3099 Barry Drive                        Portland, TN                       418   2,368           88        421      2,452      2,873
3150 Barry Drive                        Portland, TN                       941   5,333          309        981      5,602      6,583
5599 Highway 37 West                    Portland, TN                       564   3,196           81        571      3,270      3,841
1650 Elm Hill Pike                      Nashville, TN                      329   1,867          153        332      2,017      2,349
1102 Appleton Drive                     Nashville, TN                      154     873           64        154        937      1,091
1931 Air Lane Drive                     Nashville, TN                      489   2,785          297        493      3,078      3,571
470 Metroplex Drive               (j)   Nashville, TN                      619   3,507        1,356        626      4,857      5,483
1150 Antiock Pike                       Nashville, TN                      661   3,748          317        669      4,058      4,726
4640 Cummings Park                      Nashville, TN                      360   2,040          225        365      2,260      2,625
556 Metroplex Drive                     Nashville, TN                      227   1,285          284        231      1,566      1,796
7600 Eastgate Blvd.                     Lebanon, TN                      1,375       -       10,167      1,375     10,167     11,542

NORTHERN NEW JERSEY

9 Princess Road                         Lawrenceville, NJ                  221   1,254          140        234      1,381      1,615
11 Princess Road                        Lawrenceville, NJ                  491   2,780          576        516      3,330      3,846
15 Princess Road                        Lawrenceville, NJ                  234   1,328          455        247      1,771      2,018
17 Princess Road                        Lawrenceville, NJ                  342   1,936           81        345      2,013      2,358
220 Hanover Avenue                      Hanover, NJ                      1,361   7,715          600      1,420      8,257      9,677
25 World's Fair Drive                   Franklin, NJ                       285   1,616          208        297      1,813      2,109
14 World's Fair Drive                   Franklin, NJ                       483   2,735          481        503      3,196      3,699
18 World's Fair Drive                   Franklin, NJ                       123     699           84        129        776        905
23 World's Fair Drive                   Franklin, NJ                       134     758          114        140        865      1,005
12 World's Fair Drive                   Franklin, NJ                       572   3,240          392        593      3,611      4,204
49 Napoleon Court                       Franklin, NJ                       230   1,306           90        238      1,388      1,626
22 World's Fair Drive                   Franklin, NJ                       364   2,064          455        375      2,508      2,883
26 World's Fair Drive                   Franklin, NJ                       361   2,048          212        377      2,244      2,621
24 World's Fair Drive                   Franklin, NJ                       347   1,968          377        362      2,330      2,692
20 World's Fair Drive Lot 13            Sumerset, NJ                         9       -        2,815        691      2,133      2,824
10 New Maple Road                       Pine Brook, NJ                   2,250  12,750          196      2,272     12,924     15,196
60 Chapin Road                          Pine Brook, NJ                   2,123  12,028        1,845      2,143     13,852     15,995
45 Route 46                             Pine Brook, NJ                     969   5,491          421        978      5,903      6,881
43 Route 46                             Pine Brook, NJ                     474   2,686          397        479      3,079      3,557
39 Route 46                             Pine Brook, NJ                     260   1,471          131        262      1,599      1,861
26 Chapin Road                          Pine Brook, NJ                     956   5,415          213        965      5,618      6,583
30 Chapin Road                          Pine Brook, NJ                     960   5,440          249        969      5,680      6,649
20 Hook Mountain Road                   Pine Brook, NJ                   1,507   8,542        1,003      1,534      9,519     11,053
30 Hook Mountain Road                   Pine Brook, NJ                     389   2,206          313        396      2,512      2,908
55 Route 46                             Pine Brook, NJ                     396   2,244          115        403      2,352      2,755
16 Chapin Rod                           Pine Brook, NJ                     885   5,015          180        901      5,179      6,080
20 Chapin Road                          Pine Brook, NJ                   1,134   6,426          284      1,154      6,690      7,844
Sayreville Lot 3                        Sayreville, NJ                       -       -            0          -          0          0
Sayreville Lot 4                        Sayreville, NJ                       -       -        4,244          -      4,244      4,244
400 Raritan Center Parkway              Edison, NJ                         829   4,722          325        836      5,041      5,877

                                                            ACCUMULATED
                                         LOCATION           DEPRECIATION  YEAR BUILT/  DEPRECIABLE
      BUILDING ADDRESS                  (CITY/STATE)          12/31/03     RENOVATED  LIVES (YEARS)
      ----------------                  ------------         ---------    ----------  -------------
7615 Golden Triangle                    Eden Prairie, MN       1,069         1987        (p)
7625 Golden Triangle                    Eden Prairie, MN         884         1987        (p)
2605 Fernbrook Lane North               Plymouth, MN             894         1987        (p)
12155 Nicollet Ave.                     Burnsville, MN           471         1995        (p)
6655 Wedgewood Road                     Maple Grove, MN        2,149         1989        (p)
900 Apollo Road                         Eagan, MN              1,451         1970        (p)
7316 Aspen Lane North                   Brooklyn Park, MN        846         1978        (p)
73rd Avenue North                       Brooklyn Park, MN        596         1995        (p)
1905 W Country Road C                   Roseville, MN            456         1993        (p)
2720 Arthur Street                      Roseville, MN            936         1995        (p)
10205 51st Avenue North                 Plymouth, MN             222         1990        (p)
4100 Peavey Road                        Chaska, MN               658         1988        (p)
11300 Hamshire Ave South                Bloomington, MN          966         1983        (p)
375 Rivertown Drive                     Woodbury, MN           1,387         1996        (p)
5205 Highway 169                        Plymouth, MN             748         1960        (p)
6451-6595 Citywest Parkway              Eden Prairie, MN       1,181         1984        (p)
7100-7198 Shady Oak Road                Eden Prairie, MN         701       1982/2002     (p)
7500-7546 Washington Square             Eden Prairie, MN         270         1975        (p)
7550-7558 Washington Square             Eden Prairie, MN         169         1975        (p)
5240-5300 Valley Industrial Blvd S      Shakopee, MN             585         1973        (p)
7125 Northland Terrace                  Brooklyn Park, MN        749         1996        (p)
6900 Shady Oak Road                     Eden Prairie, MN         346         1980        (p)
6477-6525 City West Parkway             Eden Prairie, MN         862         1984        (p)
1157 Valley Park Drive                  Shakopee, MN             633         1997        (p)
500-530 Kasota Avenue SE                Minneapolis, MN          498         1976        (p)
770-786 Kasota Avenue SE                Minneapolis, MN          340         1976        (p)
800 Kasota Avenue SE                    Minneapolis, MN          541         1976        (p)
2530-2570 Kasota Avenue                 St. Paul, MN             617         1976        (p)

NASHVILLE

1621 Heil Quaker Boulevard              Nashville, TN            779         1975        (p)
3099 Barry Drive                        Portland, TN             448         1995        (p)
3150 Barry Drive                        Portland, TN           1,016         1993        (p)
5599 Highway 31 West                    Portland, TN             595         1995        (p)
1650 Elm Hill Pike                      Nashville, TN            364         1984        (p)
1102 Appleton Drive                     Nashville, TN            155         1984        (p)
1931 Air Lane Drive                     Nashville, TN            565         1984        (p)
470 Metroplex Drive               (j)   Nashville, TN          1,038         1986        (p)
1150 Antiock Pike                       Nashville, TN            635         1987        (p)
4640 Cummings Park                      Nashville, TN            288         1986        (p)
556 Metroplex Drive                     Nashville, TN            139         1983        (p)
7600 Eastgate Blvd.                     Lebanon, TN              197         2002        (p)

NORTHERN NEW JERSEY

9 Princess Road                         Lawrenceville, NJ        241         1985        (p)
11 Princess Road                        Lawrenceville, NJ        612         1985        (p)
15 Princess Road                        Lawrenceville, NJ        437         1986        (p)
17 Princess Road                        Lawrenceville, NJ        363         1986        (p)
220 Hanover Avenue                      Hanover, NJ            1,393         1987        (p)
25 World's Fair Drive                   Franklin, NJ             309         1986        (p)
14 World's Fair Drive                   Franklin, NJ             597         1980        (p)
18 World's Fair Drive                   Franklin, NJ             121         1982        (p)
23 World's Fair Drive                   Franklin, NJ             159         1982        (p)
12 World's Fair Drive                   Franklin, NJ             580         1981        (p)
49 Napoleon Court                       Franklin, NJ             233         1982        (p)
22 World's Fair Drive                   Franklin, NJ             503         1983        (p)
26 World's Fair Drive                   Franklin, NJ             387         1984        (p)
24 World's Fair Drive                   Franklin, NJ             415         1984        (p)
20 World's Fair Drive Lot 13            Sumerset, NJ             375         1999        (p)
10 New Maple Road                       Pine Brook, NJ         1,050       1973/1999     (p)
60 Chapin Road                          Pine Brook, NJ         1,546       1977/2000     (p)
45 Route 46                             Pine Brook, NJ           547       1974/1987     (p)
43 Route 46                             Pine Brook, NJ           257       1974/1987     (p)
39 Route 46                             Pine Brook, NJ           136         1970        (p)
26 Chapin Road                          Pine Brook, NJ           458         1983        (p)
30 Chapin Road                          Pine Brook, NJ           515         1983        (p)
20 Hook Mountain Road                   Pine Brook, NJ           759       1972/1984     (p)
30 Hook Mountain Road                   Pine Brook, NJ           213       1972/1987     (p)
55 Route 46                             Pine Brook, NJ           203       1978/1994     (p)
16 Chapin Rod                           Pine Brook, NJ           425         1987        (p)
20 Chapin Road                          Pine Brook, NJ           574         1987        (p)
Sayreville Lot 3                        Sayreville, NJ             0         2002        (p)
Sayreville Lot 4                        Sayreville, NJ            89         2001        (p)
400 Raritan Center Parkway              Edison, NJ               274         1983        (p)

                                                                                        CAPITALIZED
                                                                                        SUBSEQUENT TO     GROSS AMOUNT CARRIED
                                                                             (b)        ACQUISITION OR   AT CLOSE OF PERIOD 12/31/03
                                                                         INITIAL COST    COMPLETION     ----------------------------
                                     LOCATION                 (a)      -------------    AND VALUATION         BUILDING AND
      BUILDING ADDRESS              (CITY/STATE)          ENCUMBRANCES  LAND  BUILDINGS  PROVISION       LAND IMPROVEMENTS    TOTAL
      ----------------              ------------          ------------  ----  --------- ---------        ---- ------------    -----
300 Columbus Circle                 Edison, NJ                         1,257    7,122        286        1,269      7,396       8,665
400 Apgar                           Franklin Township, NJ                780    4,420        411          796      4,815       5,611
500 Apgar                           Franklin Township, NJ                361    2,044        254          368      2,291       2,659
201 Circle Dr. North                Piscataway, NJ                       840    4,760        396          857      5,139       5,996
1 Pearl Ct.                         Allendale, NJ                        623    3,528        181          649      3,682       4,331
2 Pearl Ct.                         Allendale, NJ                        255    1,445      1,006          403      2,303       2,706
3 Pearl Ct.                         Allendale, NJ                        440    2,491        189          458      2,662       3,119
4 Pearl Ct.                         Allendale, NJ                        450    2,550        284          469      2,815       3,284
5 Pearl Ct.                         Allendale, NJ                        505    2,860        369          526      3,208       3,734
6 Pearl Ct.                         Allendale, NJ                      1,160    6,575        168        1,177      6,726       7,903
7 Pearl Ct.                         Allendale, NJ                        513    2,907         77          520      2,977       3,497
59 Route 17                         Allendale, NJ                        518    2,933        145          539      3,056       3,595

PHILADELPHIA

212 Welsh Pool Road                 Exton, PA                            160      886        217          176      1,087       1,263
230-240 Welsh Pool Road             Exton, PA                            154      851        150          170        985       1,155
264 Welsh Pool Road                 Exton, PA                            147      811        154          162        950       1,112
254 Welsh Pool Road                 Exton, PA                            152      842        626          184      1,436       1,620
256 Welsh Pool Road                 Exton, PA                             82      452        386           94        826         920
213 Welsh Pool Road                 Exton, PA                            149      827        258          173      1,061       1,234
251 Welsh Pool  Road                Exton, PA                            144      796        167          159        948       1,107
253-255 Welsh Pool Road             Exton, PA                            113      626        138          125        752         877
151-161 Philips Road                Exton, PA                            191    1,059        270          229      1,291       1,520
210 Philips Road                    Exton, PA                            182    1,005        231          198      1,220       1,418
216 Philips Road                    Exton, PA                            199    1,100        268          220      1,347       1,567
202 Philips Road                    Exton, PA                            174      966        203          214      1,129       1,343
2994-96 Samuel Drive                Bensalem, PA                         952    5,396        358          981      5,725       6,706
964 Postal Road                     Lehigh, PA                           215    1,216         82          224      1,288       1,512
966 Postal Road                     Lehigh, PA                           268    1,517         80          279      1,586       1,865
999 Postal Road                     Lehigh, PA                           439    2,486        176          458      2,643       3,101
7331 William Avenue                 Lehigh, PA                           311    1,764         96          325      1,846       2,171
7346 Penn Drive                     Lehigh, PA                           413    2,338        142          430      2,462       2,892
7350 William Ave.                   Lehigh, PA                           552    3,128        590          576      3,694       4,270
7377 William Ave.                   Lehigh, PA                           290    1,645        217          303      1,849       2,152
7072 Snow Drift                     Lehigh, PA                           288    1,632        326          300      1,945       2,246
2000 Cabot Boulevard West           Langhorne, PA                        414    2,346        284          424      2,620       3,044
2005 Cabot Boulevard West           Langhorne, PA                        315    1,785        167          322      1,945       2,267
2010 Cabot Boulevard West           Langhorne, PA                        513    2,907        408          525      3,303       3,828
2200 Cabot Boulevard West           Langhorne, PA                        428    2,427        171          438      2,587       3,026
2260-2270 Cabot Boulevard West      Langhorne, PA                        361    2,044        290          369      2,326       2,695
3000 Cabot Boulevard West           Langhorne, PA                        509    2,886        493          521      3,367       3,888
180 Wheeler Court                   Langhorne, PA                        447    2,533         81          458      2,603       3,061
2512 Metropolitan Drive             Trevose, PA                          242    1,369         70          248      1,432       1,680
2510 Metropolitan Drive             Trevose, PA                          244    1,381         42          249      1,417       1,667
2515 Metropolitan Drive             Trevose, PA                          259    1,466         94          265      1,554       1,818
2555 Metropolitan Drive             Trevose, PA                          347    1,968         98          355      2,058       2,413
2450 Metropolitan Drive             Trevose, PA                          571    3,234        650          586      3,869       4,455
2495 Metropolitan Drive             Trevose, PA                          551    3,124        102          566      3,212       3,777
4667 Somerton Road                  Trevose, PA                          637    3,608        578          652      4,171       4,823
835 Wheeler Way                     Langhorne, PA                        293    1,658        453          319      2,083       2,403
90 Southland Drive                  Bethlehem, PA                        570    2,047        619          579      2,657       3,236

PHOENIX

1045 South Edward Drive             Tempe, AZ                            390    2,160         86          394      2,242       2,636
46 N. 49th Ave.                     Phoenix, AZ                          301    1,704        672          306      2,372       2,677
240 N. 48th Ave.                    Phoenix, AZ                          510    1,913        (59)         481      1,883       2,364
220 N. 48th Ave.               (t)  Phoenix, AZ                          530    1,726        141          530      1,867       2,397
54 N. 48th Ave.                     Phoenix, AZ                          130      625         39          131        664         794
64 N. 48th Ave.                     Phoenix, AZ                          180      458         54          181        511         692
236 N. 48th Ave.                    Phoenix, AZ                          120      322         33          120        355         475
10 S. 48th Ave.                     Phoenix, AZ                          510    1,687        187          512      1,872       2,384
115 E. Watkins St.             (t)  Phoenix, AZ                          170      816         73          171        889       1,059
135 E. Watkins St.                  Phoenix, AZ                          380    1,962        127          381      2,087       2,469
230 N. 48th Ave.                    Phoenix, AZ                          160      765         45          161        809         970
20 S. 48th Ave.                (t)  Phoenix, AZ                           80      827         51           81        877         958
21002 A  N. 19th Ave.          (t)  Phoenix, AZ                          706      663        132          709        791       1,500
21002 B  N. 19th Ave.          (t)  Phoenix, AZ                          694      597        130          697        725       1,422

SALT LAKE CITY

2255 South 300 West            (n)  Salt Lake City, UT                   618    3,504        376          612      3,886       4,498
512 Lawndale Drive             (o)  Salt Lake City, UT                 2,779   15,749      2,522        2,705     18,345      21,050
1270 West 2320 South                West Valley, UT                      138      784        156          143        936       1,079
1275 West 2240 South                West Valley, UT                      395    2,241        233          408      2,461       2,869

                                                              ACCUMULATED
                                     LOCATION                 DEPRECIATION YEAR BUILT/  DEPRECIABLE
      BUILDING ADDRESS              (CITY/STATE)                12/31/03   RENOVATED   LIVES (YEARS)
      ----------------              ------------               ---------   ----------  -------------
300 Columbus Circle                 Edison, NJ                    400        1983         (p)
400 Apgar                           Franklin Township, NJ         207        1987         (p)
500 Apgar                           Franklin Township, NJ         126        1987         (p)
201 Circle Dr. North                Piscataway, NJ                224        1987         (p)
1 Pearl Ct.                         Allendale, NJ                 115        1978         (p)
2 Pearl Ct.                         Allendale, NJ                  68        1979         (p)
3 Pearl Ct.                         Allendale, NJ                  89        1978         (p)
4 Pearl Ct.                         Allendale, NJ                  94        1979         (p)
5 Pearl Ct.                         Allendale, NJ                 112        1977         (p)
6 Pearl Ct.                         Allendale, NJ                 214        1980         (p)
7 Pearl Ct.                         Allendale, NJ                  95        1979         (p)
59 Route 17                         Allendale, NJ                  96        1979         (p)

PHILADELPHIA

212 Welsh Pool Road                 Exton, PA                     163      1975/1997      (p)
230-240 Welsh Pool Road             Exton, PA                     155      1975/1997      (p)
264 Welsh Pool Road                 Exton, PA                     184      1975/1996      (p)
254 Welsh Pool Road                 Exton, PA                     322      1975/1998      (p)
256 Welsh Pool Road                 Exton, PA                     111      1975/1999      (p)
213 Welsh Pool Road                 Exton, PA                     196      1975/1998      (p)
251 Welsh Pool  Road                Exton, PA                     129      1975/1991      (p)
253-255 Welsh Pool Road             Exton, PA                     121      1975/1980      (p)
151-161 Philips Road                Exton, PA                     203      1975/1990      (p)
210 Philips Road                    Exton, PA                     265      1975/1998      (p)
216 Philips Road                    Exton, PA                     222        1985         (p)
202 Philips Road                    Exton, PA                     160      1972/1991      (p)
2994-96 Samuel Drive                Bensalem, PA                  553        1974         (p)
964 Postal Road                     Lehigh, PA                     88        1986         (p)
966 Postal Road                     Lehigh, PA                    109        1987         (p)
999 Postal Road                     Lehigh, PA                    181        1988         (p)
7331 William Avenue                 Lehigh, PA                    127        1989         (p)
7346 Penn Drive                     Lehigh, PA                    169        1988         (p)
7350 William Ave.                   Lehigh, PA                    293        1989         (p)
7377 William Ave.                   Lehigh, PA                    126        1989         (p)
7072 Snow Drift                     Lehigh, PA                    131        1975         (p)
2000 Cabot Boulevard West           Langhorne, PA                 123        1984         (p)
2005 Cabot Boulevard West           Langhorne, PA                  91        1984         (p)
2010 Cabot Boulevard West           Langhorne, PA                 169        1984         (p)
2200 Cabot Boulevard West           Langhorne, PA                 121        1979         (p)
2260-2270 Cabot Boulevard West      Langhorne, PA                 120        1980         (p)
3000 Cabot Boulevard West           Langhorne, PA                 156        1986         (p)
180 Wheeler Court                   Langhorne, PA                 124        1974         (p)
2512 Metropolitan Drive             Trevose, PA                    68        1981         (p)
2510 Metropolitan Drive             Trevose, PA                    68        1981         (p)
2515 Metropolitan Drive             Trevose, PA                    80        1974         (p)
2555 Metropolitan Drive             Trevose, PA                    97        1981         (p)
2450 Metropolitan Drive             Trevose, PA                   181        1983         (p)
2495 Metropolitan Drive             Trevose, PA                   153        1981         (p)
4667 Somerton Road                  Trevose, PA                   223        1974         (p)
835 Wheeler Way                     Langhorne, PA                  98        1974         (p)
90 Southland Drive                  Bethlehem, PA                  33      1989/1996      (p)

PHOENIX

1045 South Edward Drive             Tempe, AZ                     252        1976         (p)
46 N. 49th Ave.                     Phoenix, AZ                   112        1986         (p)
240 N. 48th Ave.                    Phoenix, AZ                    60        1977         (p)
220 N. 48th Ave.               (t)  Phoenix, AZ                    48        1977         (p)
54 N. 48th Ave.                     Phoenix, AZ                    21        1977         (p)
64 N. 48th Ave.                     Phoenix, AZ                    15        1977         (p)
236 N. 48th Ave.                    Phoenix, AZ                    11        1977         (p)
10 S. 48th Ave.                     Phoenix, AZ                    68        1977         (p)
115 E. Watkins St.             (t)  Phoenix, AZ                    25        1979         (p)
135 E. Watkins St.                  Phoenix, AZ                    69        1977         (p)
230 N. 48th Ave.                    Phoenix, AZ                    26        1977         (p)
20 S. 48th Ave.                (t)  Phoenix, AZ                    20        1977         (p)
21002 A  N. 19th Ave.          (t)  Phoenix,(AZ                    11        1981         (p)
21002 B  N. 19th Ave.          (t)  Phoenix, AZ)                   10        1981         (p)

SALT LAKE CITY

2255 South 300 West            (n)  Salt Lake City, UT            640        1980         (p)
512 Lawndale Drive             (o)  Salt Lake City, UT          3,319        1981         (p)
1270 West 2320 South                West Valley, UT               153      1986/92        (p)
1275 West 2240 South                West Valley, UT               353      1986/92        (p)

                                                                                          CAPITALIZED
                                                                                         SUBSEQUENT TO      GROSS AMOUNT CARRIED
                                                                              (b)        ACQUISITION OR  AT CLOSE OF PERIOD 12/31/03
                                                                          INITIAL COST     COMPLETION    ---------------------------
                                         LOCATION              (a)       -------------   AND VALUATION          BUILDING AND
      BUILDING ADDRESS                  (CITY/STATE)       ENCUMBRANCES  LAND  BUILDINGS   PROVISION      LAND  IMPROVEMENTS  TOTAL
      ----------------                  ------------       ------------  ----  ---------   ---------      ----  ------------  -----
1288 West 2240 South                    West Valley, UT                   119     672        144           123      812          935
2235 South 1300 West                    West Valley, UT                   198   1,120        271           204    1,385        1,589
1293 West 2200 South                    West Valley, UT                   158     896        209           163    1,100        1,263
1279 West 2200 South                    West Valley, UT                   198   1,120         68           204    1,182        1,386
1272 West 2240 South                    West Valley, UT                   336   1,905        382           347    2,276        2,623
1149 West 2240 South                    West Valley, UT                   217   1,232         57           225    1,282        1,507
1142 West 2320 South                    West Valley, UT                   217   1,232        292           225    1,517        1,742
1152 West 2240 South                    West Valley, UT                 2,067       -      3,965         2,114    3,918        6,032
369 Orange Street                       Salt Lake City, UT                600   2,855        149           603    3,001        3,604
1330 W. 3300 South Avenue               Ogden, UT                       1,100   2,353        354         1,100    2,707        3,807

SAN DIEGO

9051 Siempre Viva Rd.               (t) San Diego, CA                     540   1,598        138           540    1,736        2,276
9163 Siempre Viva Rd.                   San Diego, CA                     430   1,621        111           431    1,731        2,162
9295 Siempre Viva Rd.                   San Diego, CA                     540   1,569        127           540    1,695        2,236
9255 Customhouse Plaza                  San Diego, CA                   3,230  11,030        820         3,234   11,847       15,080
9375 Customhouse Plaza                  San Diego, CA                     430   1,384        137           430    1,520        1,951
9465 Customhouse Plaza                  San Diego, CA                     430   1,437        131           430    1,568        1,998
9485 Customhouse Plaza                  San Diego, CA                   1,200   2,792        235         1,202    3,026        4,227
2675 Customhouse Court                  San Diego, CA                     590   2,082        126           591    2,207        2,798

SOUTHERN NEW JERSEY

2-5 North Olnev Ave.                    Cherry Hill, NJ                   284   1,524        120           282    1,646        1,928
2 Springdale Road                       Cherry Hill, NJ                   127     701        104           126      806          932
4 Springdale Road                   (j) Cherry Hill,)NJ                   335   1,853        710           332    2,566        2,899
8 Springdale Road                       Cherry Hill, NJ                   259   1,436        433           258    1,871        2,128
2050 Springdale Road                    Cherry Hill, NJ                   279   1,545      1,240           277    2,787        3,063
16 Springdale Road                      Cherry Hill, NJ                   241   1,336        126           240    1,463        1,703
5 Esterbrook Lane                       Cherry Hill, NJ                   241   1,336        244           240    1,582        1,821
2 Pin Oak Lane                          Cherry Hill, NJ                   317   1,757        667           314    2,426        2,741
6 Esterbrook Lane                       Cherry Hill, NJ                   165     914         38           164      953        1,117
28 Springdale Road                      Cherry Hill, NJ                   192   1,060        202           190    1,264        1,454
3 Esterbrook Lane                       Cherry Hill, NJ                   199   1,102        467           198    1,570        1,768
4 Esterbrook Lane                       Cherry Hill, NJ                   234   1,294         32           232    1,328        1,560
26 Springdale Road                      Cherry Hill, NJ                   227   1,257        358           226    1,615        1,841
1  Keystone Ave.                        Cherry Hill, NJ                   227   1,223        984           218    2,215        2,434
21 Olnev Ave.                           Cherry Hill, NJ                    69     380         63            68      444          512
19 Olnev Ave.                           Cherry Hill, NJ                   202   1,119      1,154           200    2,275        2,475
2 Keystone Ave.                         Cherry Hill, NJ                   216   1,194        578           214    1,774        1,987
18 Olnev Ave.                           Cherry Hill, NJ                   250   1,382         86           247    1,471        1,718
2030 Springdale Rod                     Cherry Hill, NJ                   526   2,914      1,490           523    4,407        4,930
55 Carnegie Drive                       Cherry Hill, NJ                   550   3,047        163           547    3,214        3,761
111 Whittendale Drive                   Morrestown, NJ                    515   2,916         18           514    2,934        3,448
9 Whittendale                           Morrestown, NJ                    337   1,911         46           343    1,951        2,294
1931 Olney Road                         Cherry Hill, NJ                   262   1,486        120           267    1,601        1,868
7851 Airport                        (t) Pennsauken, NJ                    160     508        170           160      678          838
103 Central                         (t) Mt. Laurel, NJ                    610   1,847       (180)          610    1,667        2,277
7860-7870 Airport                       Pennsauken, NJ                    120     366        214           120      580          700
7100 Airport                            Pennsauken, NJ                     50     210        106            50      317          366
7020-24 Kaighn                          Pennsauken, NJ                    200     450        287           200      737          937
7110-7112 Airport                       Pennsauken, NJ                    110     178        161           110      339          449

ST. LOUIS

8921-8971  Fost Avenue                  Hazelwood, MO                     431   2,479         71           431    2,550        2,982
9043-9083 Frost Avenue                  Hazelwood, MO                     319   1,838        914           319    2,752        3,070
2121 Chapin Industrial Drive            Vinita Park, MO                   606   4,384      1,356           614    5,733        6,346
10431-10449 Midwest Industrial Blvd     Olivette, MO                      237   1,360        584           237    1,944        2,181
10751 Midwest Industrial Boulevard      Olivette, MO                      193   1,119        396           194    1,515        1,708
6951 N Hanley                       (j) Hazelwood, MO                     405   2,295      1,886           419    4,167        4,586
1037 Warson - Bldg A                    St. Louis, MO                     246   1,359         53           250    1,408        1,658
1037 Warson - Bldg B                    St. Louis, MO                     380   2,103         70           387    2,165        2,552
1037 Warson - Bldg C                    St. Louis, MO                     303   1,680         45           309    1,719        2,028
1037 Warson - Bldg D                    St. Louis, MO                     353   1,952         49           359    1,994        2,353
6821-6857 Hazelwood Ave.            (t) Berkeley, MO                    1,095   6,205        273         1,096    6,478        7,573
13701 Rider Trail North                 Earth City, MO                    800   2,099        467           802    2,564        3,366
4774 Park 36 Boulevard                  St. Louis, MO                   1,074       -      5,927         1,075    5,926        7,000

TAMPA

6614 Adamo Drive                        Tampa, FL                         177   1,005         65           181    1,067        1,247
6202 Benjamin Road                      Tampa, FL                         203   1,151        308           211    1,450        1,662
6204 Benjamin Road                      Tampa, FL                         432   2,445        344           454    2,766        3,220
6206 Benjamin Road                      Tampa, FL                         397   2,251        351           416    2,583        2,999

                                                            ACCUMULATED
                                         LOCATION           DEPRECIATION YEAR BUILT/ DEPRECIABLE
      BUILDING ADDRESS                  (CITY/STATE)          12/31/03    RENOVATED   LIVES (YEARS)
      ----------------                  ------------          --------   ----------  -------------
1288 West 2240 South                    West Valley, UT         132        1986/92        (p)
2235 South 1300 West                    West Valley, UT         247        1986/92        (p)
1293 West 2200 South                    West Valley, UT         226        1986/92        (p)
1279 West 2200 South                    West Valley, UT         179        1986/92        (p)
1272 West 2240 South                    West Valley, UT         417        1986/92        (p)
1149 West 2240 South                    West Valley, UT         191        1986/92        (p)
1142 West 2320 South                    West Valley, UT         316          1997         (p)
1152 West 2240 South                    West Valley, UT         816          1999         (p)
369 Orange Street                       Salt Lake City, UT       81          1980         (p)
1330 W. 3300 South Avenue               Ogden, UT                17          1982         (p)

SAN DIEGO

9051 Siempre Viva Rd.               (t) San Diego, CA            62          1989         (p)
9163 Siempre Viva Rd.                   San Diego, CA            54          1989         (p)
9295 Siempre Viva Rd.                   San Diego, CA            55          1989         (p)
9255 Customhouse Plaza                  San Diego, CA           366          1989         (p)
9375 Customhouse Plaza                  San Diego, CA            68          1989         (p)
9465 Customhouse Plaza                  San Diego, CA            53          1989         (p)
9485 Customhouse Plaza                  San Diego, CA            74          1989         (p)
2675 Customhouse Court                  San Diego, CA            97          1989         (p)

SOUTHERN NEW JERSEY

2-5 North Olnev Ave.                    Cherry Hill, NJ         229        1963/85        (p)
2 Springdale Road                       Cherry Hill, NJ         107          1968         (p)
4 Springdale Road                   (j) Cherry Hill,)NJ         389        1963/85        (p)
8 Springdale Road                       Cherry Hill, NJ         261          1966         (p)
2050 Springdale Road                    Cherry Hill, NJ         281          1965         (p)
16 Springdale Road                      Cherry Hill, NJ         203          1967         (p)
5 Esterbrook Lane                       Cherry Hill, NJ         210        1966/88        (p)
2 Pin Oak Lane                          Cherry Hill, NJ         324          1968         (p)
6 Esterbrook Lane                       Cherry Hill, NJ         135          1966         (p)
28 Springdale Road                      Cherry Hill, NJ         167          1967         (p)
3 Esterbrook Lane                       Cherry Hill, NJ         218          1968         (p)
4 Esterbrook Lane                       Cherry Hill, NJ         190          1969         (p)
26 Springdale Road                      Cherry Hill, NJ         212          1968         (p)
1  Keystone Ave.                        Cherry Hill, NJ         290          1969         (p)
21 Olnev Ave.                           Cherry Hill, NJ          59          1969         (p)
19 Olnev Ave.                           Cherry Hill, NJ         321          1971         (p)
2 Keystone Ave.                         Cherry Hill, NJ         234          1970         (p)
18 Olnev Ave.                           Cherry Hill, NJ         207          1974         (p)
2030 Springdale Rod                     Cherry Hill, NJ         656          1977         (p)
55 Carnegie Drive                       Cherry Hill, NJ         454          1988         (p)
111 Whittendale Drive                   Morrestown, NJ          294        1991/96        (p)
9 Whittendale                           Morrestown, NJ          126          2000         (p)
1931 Olney Road                         Cherry Hill, NJ          54          1969         (p)
7851 Airport                        (t) Pennsauken, NJ            3          1966         (p)
103 Central                         (t) Mt. Laurel, NJ            9          1970         (p)
7860-7870 Airport                       Pennsauken, NJ            3          1968         (p)
7100 Airport                            Pennsauken, NJ            2          1963         (p)
7020-24 Kaighn                          Pennsauken, NJ            4          1962         (p)
7110-7112 Airport                       Pennsauken, NJ            2          1963         (p)

ST. LOUIS

8921-8971  Fost Avenue                  Hazelwood, MO           615          1971         (p)
9043-9083 Frost Avenue                  Hazelwood, MO           725        1970/77        (p)
2121 Chapin Industrial Drive            Vinita Park, MO       5,662        1969/94        (p)
10431-10449 Midwest Industrial Blvd     Olivette, MO            506          1967         (p)
10751 Midwest Industrial Boulevard      Olivette, MO            329          1965         (p)
6951 N Hanley                       (j) Hazelwood, MO         1,229          1965         (p)
1037 Warson - Bldg A                    St. Louis, MO            61          1968         (p)
1037 Warson - Bldg B                    St. Louis, MO            94          1968         (p)
1037 Warson - Bldg C                    St. Louis, MO            75          1968         (p)
1037 Warson - Bldg D                    St. Louis, MO            87          1968         (p)
6821-6857 Hazelwood Ave.            (t) Berkeley, MO              1          2001         (p)
13701 Rider Trail North                 Earth City, MO          104          1985         (p)
4774 Park 36 Boulevard                  St. Louis, MO            13          2001         (p)

TAMPA

6614 Adamo Drive                        Tampa, FL               170          1967         (p)
6202 Benjamin Road                      Tampa, FL               115          1981         (p)
6204 Benjamin Road                      Tampa, FL               452          1982         (p)
6206 Benjamin Road                      Tampa, FL               416          1983         (p)

                                                                               CAPITALIZED
                                                                              SUBSEQUENT TO      GROSS AMOUNT CARRIED
                                                                  (b)         ACQUISITION OR   AT CLOSE OF PERIOD 12/31/03
                                                             INITIAL COST       COMPLETION     ---------------------------
                                LOCATION        (a)          -------------    AND VALUATION             BUILDING AND
      BUILDING ADDRESS         (CITY/STATE) ENCUMBRANCES    LAND   BUILDINGS    PROVISION      LAND     IMPROVEMENTS    TOTAL
      ----------------         ------------ ------------    ----   ---------    ---------      ----     ------------    -----
6302 Benjamin Road             Tampa, FL                      214      1,212         195            224      1,397        1,621
6304 Benjamin Road             Tampa, FL                      201      1,138         213            209      1,343        1,552
6306 Benjamin Road             Tampa, FL                      257      1,457         396            269      1,841        2,110
6308 Benjamin Road             Tampa, FL                      345      1,958         237            362      2,179        2,540
5313 Johns Road                Tampa, FL                      204      1,159         108            213      1,258        1,471
5602 Thompson Center Court     Tampa, FL                      115        652         138            120        785          905
5411 Johns Road                Tampa, FL                      230      1,304         235            241      1,528        1,768
5525 Johns Road                Tampa, FL                      192      1,086          76            200      1,154        1,354
5607 Johns Road                Tampa, FL                      102        579          68            110        640          750
5709 Johns Road                Tampa, FL                      192      1,086         165            200      1,243        1,443
5711 Johns Road                Tampa, FL                      243      1,376         185            255      1,548        1,804
5453 W Waters Avenue           Tampa, FL                       71        402         102             82        494          575
5455 W Waters Avenue           Tampa, FL                      307      1,742         202            326      1,925        2,251
5553 W Waters Avenue           Tampa, FL                      307      1,742         216            326      1,939        2,265
5501 W Waters Avenue           Tampa, FL                      154        871          99            162        961        1,123
5503 W Waters Avenue           Tampa, FL                       71        402          65             75        463          538
5555 W Waters Avenue           Tampa, FL                      213      1,206         110            221      1,308        1,529
5557 W Waters Avenue           Tampa, FL                       59        335          38             62        370          432
5463 W Waters Avenue           Tampa, FL        (g)           497      2,751         477            560      3,165        3,725
5903 Johns Road                Tampa, FL                       88        497          81             93        573          666
5461 W Waters                  Tampa, FL                      261          -       1,186            265      1,182        1,447
5471 W. Waters                 Tampa, FL                      572        798         175            574        971        1,545
5505 Johns Road #7             Tampa, FL                      228          -       1,403            228      1,402        1,630
5481 W. Waters Avenue          Tampa, FL                      558          -       2,298            561      2,296        2,856
5483 W. Waters Avenue          Tampa, FL                      457          -       1,941            459      1,939        2,397
5905 Breckenridge Parkway      Tampa, FL                      189      1,070          39            191      1,107        1,298
5907 Breckenridge Parkway      Tampa, FL                       61        345          11             61        356          417
5909 Breckenridge Parkway      Tampa, FL                      173        980          43            174      1,022        1,196
5911 Breckenridge Parkway      Tampa, FL                      308      1,747          61            311      1,806        2,117
5910 Breckenridge Parkway      Tampa, FL                      436      2,472          75            440      2,544        2,984
5912 Breckenridge Parkway      Tampa, FL                      460      2,607          45            464      2,648        3,112
4515-4519 George Road          Tampa, FL                      633      3,587         105            640      3,686        4,326
6301 Benjamin Road             Tampa, FL                      292      1,657         105            295      1,759        2,053
5723 Benjamin Road             Tampa, FL                      406      2,301          44            409      2,341        2,750
6313 Benjamin Road             Tampa, FL                      229      1,296         128            231      1,423        1,653
5801 Benjamin Road             Tampa, FL                      564      3,197          54            569      3,247        3,815
5802 Benjamin Road             Tampa, FL                      686      3,889         235            692      4,119        4,811
5925 Benjamin Road             Tampa, FL                      328      1,859          68            331      1,925        2,255

OTHER

2800 Airport Road          (m) Denton, TX                     369      1,935       1,572            490      3,386        3,876
3501 Maple Street              Abilene, TX                     67      1,057       1,051            266      1,909        2,175
4200 West Harry Street     (k) Wichita, KS                    193      2,224       1,776            532      3,662        4,193
6601 S. 33rd Street            McAllen, TX                    231      1,276          49            233      1,323        1,556
9601A Dessau Road              Austin, TX                     255          -       1,872            366      1,761        2,127
9601B Dessau Road              Austin, TX                     248          -       1,966            355      1,859        2,214
9601C Dessau Road              Austin, TX                     248          -       2,693            355      2,586        2,941
555 Vista Blvd                 Sparks, NV                   1,693      9,592         136          1,712      9,710       11,421
REDEVELOPMENTS / DEVELOPMENTS / DEVELOPABLE
LAND                                                       84,588     29,379       8,711         84,950     16,514      101,464
                                                         -------- ----------  ----------       -------- ----------   ----------
                                                         $432,980 $1,759,573  $  452,641       $443,942 $2,180,038   $2,623,980 (r)
                                                         ======== ==========  ==========       ======== ==========   ==========
                                             ACCUMULATED
                                LOCATION     DEPRECIATION  YEAR BUILT/ DEPRECIABLE
      BUILDING ADDRESS         (CITY/STATE)   12/31/03     RENOVATED   LIVES (YEARS)
      ----------------         ------------   ---------    ----------  -------------
6302 Benjamin Road             Tampa, FL            254         1983        (p)
6304 Benjamin Road             Tampa, FL            263         1984        (p)
6306 Benjamin Road             Tampa, FL            385         1984        (p)
6308 Benjamin Road             Tampa, FL            352         1984        (p)
5313 Johns Road                Tampa, FL            200         1991        (p)
5602 Thompson Center Court     Tampa, FL            155         1972        (p)
5411 Johns Road                Tampa, FL            295         1997        (p)
5525 Johns Road                Tampa, FL            177         1993        (p)
5607 Johns Road                Tampa, FL             98         1991        (p)
5709 Johns Road                Tampa, FL            200         1990        (p)
5711 Johns Road                Tampa, FL            287         1990        (p)
5453 W Waters Avenue           Tampa, FL             79         1987        (p)
5455 W Waters Avenue           Tampa, FL            318         1987        (p)
5553 W Waters Avenue           Tampa, FL            322         1987        (p)
5501 W Waters Avenue           Tampa, FL            151         1990        (p)
5503 W Waters Avenue           Tampa, FL             82         1990        (p)
5555 W Waters Avenue           Tampa, FL            204         1990        (p)
5557 W Waters Avenue           Tampa, FL             58         1990        (p)
5463 W Waters Avenue           Tampa, FL            472         1996        (p)
5903 Johns Road                Tampa, FL            101         1987        (p)
5461 W Waters                  Tampa, FL            145         1998        (p)
5471 W. Waters                 Tampa, FL             77         1999        (p)
5505 Johns Road #7             Tampa, FL            188         1999        (p)
5481 W. Waters Avenue          Tampa, FL            248         1999        (p)
5483 W. Waters Avenue          Tampa, FL            235         1999        (p)
5905 Breckenridge Parkway      Tampa, FL             85         1982        (p)
5907 Breckenridge Parkway      Tampa, FL             27         1982        (p)
5909 Breckenridge Parkway      Tampa, FL             84         1982        (p)
5911 Breckenridge Parkway      Tampa, FL            141         1982        (p)
5910 Breckenridge Parkway      Tampa, FL            216         1982        (p)
5912 Breckenridge Parkway      Tampa, FL            205         1982        (p)
4515-4519 George Road          Tampa, FL            244         1985        (p)
6301 Benjamin Road             Tampa, FL            122         1986        (p)
5723 Benjamin Road             Tampa, FL            146         1986        (p)
6313 Benjamin Road             Tampa, FL             96         1986        (p)
5801 Benjamin Road             Tampa, FL            204         1986        (p)
5802 Benjamin Road             Tampa, FL            258         1986        (p)
5925 Benjamin Road             Tampa, FL            122         1986        (p)

OTHER

2800 Airport Road          (m) Denton, TX         1,783         1968        (p)
3501 Maple Street              Abilene, TX          946         1980        (p)
4200 West Harry Street     (k) Wichita, KS        1,907         1972        (p)
6601 S. 33rd Street            McAllen, TX          148         1975        (p)
9601A Dessau Road              Austin, TX           197         1999        (p)
9601B Dessau Road              Austin, TX           363         1999        (p)
9601C Dessau Road              Austin, TX         1,088         1999        (p)
555 Vista Blvd                 Sparks, NV           384         1980        (p)

REDEVELOPMENTS / DEVELOPMENTS / DEVELOPABLE
LAND                                              7,985         (q)
                                             ----------
                                             $  349,252
                                             ==========

NOTES:
(a)   See description of encumbrances in Note 5 to Notes to Consolidated Financial Statements.

(b)   Initial cost for each respective property is total purchase price associated with its purchase.

(c)   These properties collateralize the Assumed Loans.

(d)   This property collateralizes the Acquisition Mortgage Loan VIII.

(e)   This property collateralizes the Acquisition Mortgage Loan IX.

(f)   This property collateralizes the Acquisition Mortgage Loan IV.

(g)   This property collateralizes the Acquisition Mortgage Loan V.

(h)   This property collateralizes the Acquisition Mortgage Loan X.

(i)   This property collateralizes the Acquisition Mortgage Loan XI.

(j)   Comprised of two properties.

(k)   Comprised of three properties.

(l)   Comprised of four properties.

(m)   Comprised of five properties.

(n)   Comprised of seven properties.

(o)   Comprised of 28 properties.

(p)   Depreciation is computed based upon the following estimated lives:
                       Buildings, Improvement                              31.5 to 40 years
                       Tenant Improvements Leasehold Improvements          Life of lease
                       Furniture, Fixtures and Equipment                   5 to 10 years

(q)   These properties represent developable land and redevelopments that have not been placed in service.

(r)   Excludes $115,935 of Construction in Progress and $885 of Furniture, Fixtures and Equipment.

(s)   During 2001, the Company recognized a valuation provision of $9,500 on these properties.

(t)   Property is not in-service as of 12/31/03.



      At December 31, 2003, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $2.5 billion (excluding construction in progress.)

                      FIRST INDUSTRIAL REALTY TRUST, INC.
                                 SCHEDULE III:
              REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                            AS OF DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

     The changes in total real estate assets for the three years ended December 31, 2003 are as follows:

                                                                       2003           2002          2001
                                                                   -----------    -----------   -----------
     Balance, Beginning of Year...............................     $ 2,706,125    $ 2,748,835   $ 2,698,763
     Acquisition, Construction Costs and Improvements.........         337,602        357,704       397,878
     Disposition of Assets....................................        (302,927)      (400,414)     (338,306)
     Valuation Provision......................................               -              -        (9,500)
                                                                   -----------    -----------   -----------
     Balance, End of Year.....................................     $ 2,740,800    $ 2,706,125   $ 2,748,835
                                                                   ===========    ===========   ===========

     The changes in accumulated depreciation for the three years ended December 31, 2003 are as follows:

                                                                       2003           2002          2001
                                                                   -----------    -----------   -----------
     Balance, Beginning of Year...............................       $ 310,517      $ 280,518     $ 244,189
     Depreciation for Year....................................          73,902         67,525        65,944
     Disposition of Assets....................................         (35,167)       (37,526)      (29,615)
                                                                   -----------    -----------   -----------
     Balance, End of Year.....................................       $ 349,252      $ 310,517     $ 280,518
                                                                   ===========    ===========   ===========