Form 10-Q
period 2004-03-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 2004-05-10
CIK 921825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004

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

Number of shares of Common Stock, $.01 par value, outstanding as of April 30, 2004: 41,215,547

FIRST INDUSTRIAL REALTY TRUST, INC.
Form 10-Q
For the Period Ended March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Assets:
Investment in Real Estate:
Land	$446,523	$443,942
Buildings and Improvements	2,165,735	2,180,038
Furniture, Fixtures and Equipment	885	885
Construction in Progress	110,809	115,935
Less: Accumulated Depreciation	(358,040)	(349,252)

Net Investment in Real Estate	2,365,912	2,391,548

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $575 at March 31, 2004	6,217	—
Cash and Cash Equivalents	7,749	821
Restricted Cash	54,104	82,006
Tenant Accounts Receivable, Net	8,511	8,994
Investments in Joint Ventures	15,062	13,186
Deferred Rent Receivable	14,725	13,912
Deferred Financing Costs, Net	9,372	9,818
Prepaid Expenses and Other Assets, Net	148,135	127,738

Total Assets	$2,629,787	$2,648,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage Loans Payable, Net	$45,319	$45,746
Senior Unsecured Debt, Net	1,212,225	1,212,152
Unsecured Line of Credit	161,900	195,900
Accounts Payable and Accrued Expenses	68,575	77,156
Rents Received in Advance and Security Deposits	28,653	28,889
Dividends Payable	32,718	31,889

Total Liabilities	1,549,390	1,591,732

Commitments and Contingencies	—	—
Minority Interest	165,305	167,118
Stockholders’ Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized, 20,000, 50,000 and 30,000 shares of Series C, D and E Cumulative Preferred Stock, respectively, issued and outstanding at March 31, 2004 and December 31, 2003, having a liquidation preference of $2,500 per share ($50,000), $2,500 per share ($125,000) and $2,500 per share ($75,000), respectively)	1	1
Common Stock ($.01 par value, 100,000,000 shares authorized, 43,629,963 and 42,376,770 shares issued and 41,103,563 and 39,850,370 shares outstanding at March 31, 2004 and December 31, 2003, respectively)	437	424
Additional Paid-in-Capital	1,201,924	1,161,373
Distributions in Excess of Accumulated Earnings	(181,355)	(172,892)
Unearned Value of Restricted Stock Grants	(25,652)	(19,035)
Accumulated Other Comprehensive Loss	(9,675)	(10,110)
Treasury Shares at Cost (2,526,400 shares at March 31, 2004 and December 31, 2003, respectively)	(70,588)	(70,588)

Total Stockholders’ Equity	915,092	889,173

Total Liabilities and Stockholders’ Equity	$2,629,787	$2,648,023

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2003
Revenues:
Rental Income	$62,627	$67,571
Tenant Recoveries and Other Income	21,864	19,156

Total Revenues	84,491	86,727

Expenses:
Real Estate Taxes	12,994	12,024
Repairs and Maintenance	7,023	6,604
Property Management	2,844	3,541
Utilities	3,405	2,759
Insurance	840	930
Other	1,853	1,522
General and Administrative	7,223	6,764
Amortization of Deferred Financing Costs	446	438
Depreciation and Other Amortization	22,317	17,109

Total Expenses	58,945	51,691

Other Income/Expense:
Interest Income	712	776
Interest Expense	(23,698)	(23,826)
Loss From Early Retirement of Debt	—	(1,466)

Total Other Income/Expense	(22,986)	(24,516)

Income from Continuing Operations Before Equity in Income of Joint Ventures and Income Allocated to Minority Interest	2,560	10,520
Equity in Income of Joint Ventures	245	174
Minority Interest Allocable to Continuing Operations	307	(862)

Income from Continuing Operations	3,112	9,832
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $24,731 and $18,458 for the Three Months Ended March 31, 2004 and 2003, respectively)	25,835	23,070
Minority Interest Allocable to Discontinued Operations	(3,689)	(3,456)

Income Before Gain on Sale of Real Estate	25,258	29,446
Gain on Sale of Real Estate	3,246	1,299
Minority Interest Allocable to Gain on Sale of Real Estate	(464)	(195)

Net Income	28,040	30,550
Less: Preferred Stock Dividends	(5,044)	(5,044)

Net Income Available to Common Stockholders	$22,996	$25,506

Income from Continuing Operations Available to Common Stockholders Per Weighted Average Common Share Outstanding:
Basic	$0.02	$0.15

Diluted	$0.02	$0.15

Income from Discontinued Operations Available to Common Stockholders Per Weighted Average Common Share Outstanding:
Basic	$0.56	$0.51

Diluted	$0.55	$0.51

Net Income Available to Common Stockholders Per Weighted Average Common Share Outstanding:
Basic	$0.58	$0.66

Diluted	$0.57	$0.66

Net Income	$28,040	$30,550
Other Comprehensive Income:
Mark-to-Market of Interest Rate Protection Agreements and Interest Rate Swap Agreements	381	154
Amortization of Interest Rate Protection Agreements	54	47

Comprehensive Income	$28,475	$30,751

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$28,040	$30,550
Income Allocated to Minority Interest	3,846	4,513

Net Income Before Minority Interest	31,886	35,063
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	19,744	16,344
Amortization of Deferred Financing Costs	446	438
Other Amortization	4,455	3,970
Provision for Bad Debt	305	(600)
Loss From Early Retirement of Debt	—	1,466
Equity in Income of Joint Ventures	(245)	(174)
Distributions from Joint Ventures	245	174
Gain on Sale of Real Estate	(27,977)	(19,757)
Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(1,209)	(7,648)
Increase in Deferred Rent Receivable	(1,696)	(402)
Decrease in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	(4,669)	(251)
Decrease in Restricted Cash	—	2,742

Net Cash Provided by Operating Activities	21,285	31,365

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(83,452)	(36,776)
Net Proceeds from Sales of Investments in Real Estate	82,848	60,599
Contributions to and Investments in Joint Ventures	(2,184)	(459)
Distributions from Joint Ventures	291	356
Repayment of Mortgage Loans Receivable	3,327	40,188
Decrease (Increase) in Restricted Cash	27,902	(35,494)

Net Cash Provided by Investing Activities	28,732	28,414

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from the Issuance of Common Stock	31,597	727
Repurchase of Restricted Stock	(3,459)	(1,591)
Purchase of Treasury Shares	—	(997)
Proceeds from Maturity of U.S. Government Securities	—	15,832
Dividends/Distributions	(31,889)	(31,106)
Preferred Stock Dividends	(5,044)	(5,044)
Repayments on Mortgage Loans Payable	(294)	(37,711)
Proceeds from Unsecured Line of Credit	45,000	61,900
Repayments on Unsecured Line of Credit	(79,000)	(58,600)

Net Cash Used in Financing Activities	(43,089)	(56,590)

Net Increase in Cash and Cash Equivalents	6,928	3,189
Cash and Cash Equivalents, Beginning of Period	821	—

Cash and Cash Equivalents, End of Period...	$7,749	$3,189

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1.	Organization and Formation of Company

     First Industrial Realty Trust, Inc. (the “Company”) was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner with an approximate 86.1% and 85.2% ownership interest at March 31, 2004 and 2003, respectively. Minority interest in the Company at March 31, 2004 and 2003 represents the approximate 13.9% and 14.8%, respectively, aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

     As of March 31, 2004, the Company owned 825 in-service industrial properties located in 22 states, containing an aggregate of approximately 58.5 million square feet of gross leasable area (“GLA”). Of the 825 in-service industrial properties owned by the Company, 691 are held by the Operating Partnership and limited liability companies of which the Operating Partnership is the sole member, 103 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners and 31 are held by an entity wholly-owned by the Operating Partnership. As of March 31, 2004, the Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, owns minority equity interests in, and provides asset and property management services to, three joint ventures which invest in industrial properties (the “September 1998 Joint Venture”, the “December 2001 Joint Venture” and the “May 2003 Joint Venture).

2.	Summary of Significant Accounting Policies

     The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Company’s 2003 Form 10-K and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2003 audited financial statements included in the Company’s 2003 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

     In order to conform with generally accepted accounting principles, management, in preparation of the Company’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2004 and December 31, 2003, and the reported amounts of revenues and expenses for each of the three months ended March 31, 2004 and 2003. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Company as of March 31, 2004 and December 31, 2003 and the results of its operations and comprehensive income and its cash flows for each of the three months ended March 31, 2004 and 2003, respectively.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

2.	Summary of Significant Accounting Policies, continued

Tenant Accounts Receivable, Net:

     The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of approximately $2,195 and $1,890 as of March 31, 2004 and December 31, 2003, respectively.

Stock Incentive Plan:

     Prior to January 1, 2003, the Company accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company’s stock on the date of grant. Certain options issued in 2000 were issued with a strike price less than the fair value of the Company’s stock on the date of grant. Compensation expense was recognized for the intrinsic value of these options determined at the date of grant over the vesting period. On January 1, 2003, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Company is applying the fair value recognition provisions of FAS 123 prospectively to all employee option awards granted after December 31, 2002. The Company has not awarded options to employees or directors of the Company during the three months ended March 31, 2004 and 2003, therefore no stock-based employee compensation expense is included in net income available to common stockholders related to the fair value recognition provisions of FAS 123.

     The following table illustrates the pro forma effect on net income and earnings per share as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested option awards in each period presented:

	Three Months Ended
	March 31,	March 31,
	2004	2003
Net Income Available to Common Stockholders - as reported	$22,996	$25,506
Add: Stock-Based Employee Compensation Expense Included in Net Income Available to Common Stockholders, Net of Minority Interest - as reported	—	46
Less: Total Stock-Based Employee Compensation Expense, Net of Minority Interest - Determined Under the Fair Value Method	(103)	(351)

Net Income Available to Common Stockholders - pro forma	$22,893	$25,201

Net Income Available to Common Stockholders per Share - as reported - Basic	$0.58	$0.66
Net Income Available to Common Stockholders per Share - pro forma - Basic	$0.58	$0.66
Net Income Available to Common Stockholders per Share - as reported - Diluted	$0.57	$0.66
Net Income Available to Common Stockholders per Share - pro forma - Diluted	$0.57	$0.66

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

2.	Summary of Significant Accounting Policies, continued

Discontinued Operations:

     On January 1, 2002, the Company adopted the FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of properties sold and the results of operations from properties that are classified as held for sale at March 31, 2004 be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (b) the Company will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

Recent Accounting Pronouncements:

     On December 24, 2003, FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities"—an interpretation of ARB 51 (“FIN 46R”) was issued. FIN 46R includes modifications that have been incorporated directly into the revised FIN 46, rather than into a new interpretation that amends FIN 46. FIN 46R incorporated much of the guidance previously issued in the form of FASB Staff Positions (“FSPs”). The Company was required to apply FIN 46R no later than the quarter ended March 31, 2004. The Company’s evaluation of FIN 46R did not result in the consolidation of any of the Company’s joint venture entities and therefore did not impact the Company’s financial position, results of operations, or liquidity.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

3. Investments in Joint Ventures

     As of March 31, 2004, the September 1998 Joint Venture owned 43 industrial properties comprising approximately 1.5 million square feet of GLA, the December 2001 Joint Venture owned 36 industrial properties comprising approximately 6.2 million square feet of GLA and the May 2003 Joint Venture owned one industrial property comprising approximately .2 million square feet of GLA. Thirty of the 36 industrial properties purchased by the December 2001 Joint Venture were purchased from the Company. The Company deferred 15% of the gain resulting from these sales, which is equal to the Company’s economic interest in the December 2001 Joint Venture. The 15% gain deferral reduced the Company’s investment in the joint venture and is amortized into income over the life of the sold property, generally 40 years. If the December 2001 Joint Venture sells any of the 30 properties that were purchased from the Company to a third party, the Company will recognize the unamortized portion of the deferred gain as gain on sale of real estate. If the Company repurchases any of the 30 properties that it sold to the December 2001 Joint Venture, the 15% gain deferral will be netted against the basis of the property purchased (which reduces the basis of the property).

     During the three months ended March 31, 2004 and 2003, the Company invested the following amounts in its three joint ventures as well as received distributions and recognized fees from acquisition, disposition, property management and asset management services in the following amounts:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2004	2003
Contributions	$788	$428
Distributions	$536	$530
Fees	$688	$260

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

4.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit

     The following table discloses certain information regarding the Company’s mortgage loans payable, senior unsecured debt and unsecured line of credit:

	Outstanding Balance at				Accrued Interest Payable at		Interest Rate at
	March 31,		December 31,		March 31,	December 31,	March 31,	Maturity
	2004		2003		2004	2003	2004	Date
Mortgage Loans Payable, Net
Assumed Loans	5,291		5,442		—	—	9.250%	01/01/13
Acquisition Mortgage Loan IV	2,108		2,130		16	16	8.950%	10/01/06
Acquisition Mortgage Loan V	2,511	(1)	2,529	(1)	18	18	9.010%	09/01/06
Acquisition Mortgage Loan VIII	5,568		5,603		38	39	8.260%	12/01/19
Acquisition Mortgage Loan IX	5,775		5,811		40	40	8.260%	12/01/19
Acquisition Mortgage Loan X	16,628	(1)	16,754	(1)	100	100	8.250%	12/01/10
Acquisition Mortgage Loan XI	4,829	(1)	4,854	(1)	28	—	7.610%	05/01/12
Acquisition Mortgage Loan XII	2,609	(1)	2,623	(1)	15	—	7.540%	01/01/12

Total	$45,319		$45,746		$255	$213

Senior Unsecured Debt, Net
2005 Notes	$50,000		$50,000		$1,245	$383	6.900%	11/21/05
2006 Notes	150,000		150,000		3,500	875	7.000%	12/01/06
2007 Notes	149,984	(2)	149,982	(2)	4,307	1,457	7.600%	05/15/07
2011 PATS	99,668	(2)	99,657	(2)	2,786	942	7.375%	05/15/11 (3)
2017 Notes	99,869	(2)	99,866	(2)	2,500	625	7.500%	12/01/17
2027 Notes	15,053	(2)	15,053	(2)	407	138	7.150%	05/15/27
2028 Notes	199,809	(2)	199,807	(2)	3,209	7,009	7.600%	07/15/28
2011 Notes	199,578	(2)	199,563	(2)	656	4,343	7.375%	03/15/11
2012 Notes	198,890	(2)	198,856	(2)	6,340	2,903	6.875%	04/15/12
2032 Notes	49,374	(2)	49,368	(2)	1,787	818	7.750%	04/15/32

Total	$1,212,225		$1,212,152		$26,737	$19,493

Unsecured Line of Credit
Unsecured Line of Credit	$161,900		$195,900		$336	$336	1.903%	09/30/05

(1)	At March 31, 2004, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XI and the Acquisition Mortgage Loan XII include unamortized premiums of $93, $2,577, $579 and $295, respectively. At December 31, 2003, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XI and the Acquisition Mortgage Loan XII include unamortized premiums of $102, $2,673, $597 and $305, respectively.

(2)	At March 31, 2004, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $16, $332, $131, $17, $191, $422, $1,110 and $626, respectively. At December 31, 2003, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $18, $343, $134, $17, $193, $437, $1,144 and $632, respectively.

(3)	The 2011 PATS are redeemable at the option of the holder thereof, on May 15, 2004.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

4.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit, continued

     The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount
Remainder of 2004	$925
2005	213,241
2006	155,605
2007	151,433
2008	1,560
Thereafter	895,981

Total	$1,418,745

Other Comprehensive Income:

     In conjunction with the prior issuances of senior unsecured debt, the Company entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the “Interest Rate Protection Agreements”). In the next 12 months, the Company will amortize approximately $226 into net income as an increase to interest expense.

     In March 2004, the Company entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement has a notional value of $73,500, is effective from July 1, 2004 through July 1, 2009 and fixed the LIBOR rate at 3.3535%.

     In March 2004, the Company entered into another interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement has a notional value of $73,500, is effective from August 15, 2004 through August 15, 2009 and fixed the LIBOR rate at 3.326%.

5.	Stockholders’ Equity

Dividend/Distributions:

     The following table summarizes dividends/distributions declared during the three months ended March 31, 2004.

	Dividend/Distribution	Total Dividend/
	per Share/Unit	Distribution
Common Stock/Operating Partnership Units	$0.6850	$32,718
Series C Preferred Stock	$53.906	$1,078
Series D Preferred Stock	$49.688	$2,484
Series E Preferred Stock	$49.375	$1,482

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

5.	Stockholders’ Equity, continued

Non-Qualified Employee Stock Options:

     During the three months ended March 31, 2004, certain employees of the Company exercised 1,378,469 non-qualified employee stock options. Net proceeds to the Company were approximately $31,597.

Restricted Stock:

     During the three months ended March 31, 2004, the Company awarded 206,117 shares of restricted common stock to certain employees and 1,221 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $8,027 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

6.	Acquisition and Development of Real Estate

     During the three months ended March 31, 2004, the Company acquired nine industrial properties comprising approximately 1.9 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $56,975, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The Company also completed the development of three industrial properties comprising approximately .3 million square feet of GLA at an estimated cost of approximately $15.4 million.

7.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

     During the three months ended March 31, 2004, the Company sold 22 industrial properties comprising approximately 2.2 million square feet of GLA and several land parcels.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

7.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations, continued

Gross proceeds from the sales of the 22 industrial properties and several land parcels were approximately $111,867. The gain on sale of real estate was approximately $27,977. Twenty of the 22 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 20 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate for the two industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

     At March 31, 2004, the Company had two industrial properties comprising approximately .1 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the two industrial properties held for sale at March 31, 2004 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

     Income from discontinued operations for the three months ended March 31, 2004 reflects the results of operations and gain on sale of real estate of 20 industrial properties that were sold during the three months ended March 31, 2004 as well as the results of operations of two industrial properties held for sale at March 31, 2004.

     Income from discontinued operations for the three months ended March 31, 2003 reflects the results of operations of 20 industrial properties that were sold during the three months ended March 31, 2004, 120 industrial properties that were sold during the year ended December 31, 2003, two industrial properties identified as held for sale at March 31, 2004, as well as the gain on sale of real estate from 21 industrial properties which were sold during the three months ended March 31, 2003.

     The following table discloses certain information regarding the industrial properties included in discontinued operations by the Company for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
Total Revenues	$2,739	$10,551
Operating Expenses	(1,134)	(3,803)
Depreciation and Amortization	(501)	(2,136)
Gain on Sale of Real Estate	24,731	18,458

Income from Discontinued Operations	$25,835	$23,070

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

8.	Supplemental Information to Statements of Cash Flows

     Supplemental disclosure of cash flow information:

	Three Months Ended
	March 31,	March 31,
	2004	2003
Interest paid, net of capitalized interest	$16,412	$16,812

Interest capitalized	$391	$204

Supplemental schedule of noncash investing and financing activities:
Distribution payable on common stock/units	$32,718	$31,543

Exchange of units for common shares:
Minority interest	$(1,096)	$(72)
Common stock	—	—
Additional paid-in-capital	1,096	72

	$—	$—

In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:
Purchase of real estate	$56,975	$22,050
Deferred purchase price	—	(10,425)
Accounts payable and accrued expenses	(38)	—

Acquisition of real estate	$56,937	$11,625

In conjunction with certain property sales, the Company provided seller financing:
Notes receivable	$22,895	$2,970

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

9.	Earnings Per Share

     The computation of basic and diluted EPS is presented below:

	Three Months Ended
	March 31,	March 31,
	2004	2003
Numerator:
Income from Continuing Operations	$3,112	$9,832
Gain on Sale of Real Estate, Net of Minority Interest	2,782	1,104
Less: Preferred Stock Dividends	(5,044)	(5,044)

Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest - For Basic and Diluted EPS	850	5,892
Discontinued Operations, Net of Minority Interest	22,146	19,614

Net Income Available to Common Stockholders - For Basic and Diluted EPS	$22,996	$25,506

Denominator:
Weighted Average Shares - Basic	39,529,581	38,386,085
Effect of Dilutive Securities:
Employee and Director Common Stock Options	344,116	57,078
Employee and Director Shares of Restricted Stock	121,002	2,784

Weighted Average Shares - Diluted	39,994,699	38,445,947

Basic EPS:
Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest	$0.02	$0.15

Discontinued Operations, Net of Minority Interest	$0.56	$0.51

Net Income Available to Common Stockholders	$0.58	$0.66

Diluted EPS:
Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest	$0.02	$0.15

Discontinued Operations, Net of Minority Interest	$0.55	$0.51

Net Income Available to Common Stockholders	$0.57	$0.66

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

     The Company has committed to the construction of 24 development projects totaling approximately 2.4 million square feet of GLA for an estimated investment of approximately $155.2 million. Of this amount, approximately $34.9 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Company’s $300,000 unsecured line of credit (the “Unsecured Line of Credit”). The Company expects to place in service 23 of the 24 development projects during the next twelve months. There can be no assurance that the Company will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

11.	Subsequent Events

     From April 1, 2004 to April 30, 2004, the Company acquired or completed development of seven industrial properties and several land parcels for an aggregate purchase price of approximately $27,590, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold one industrial property and one land parcel for approximately $3,218 of gross proceeds.

     On April 19, 2004, the Company and the Operating Partnership paid a first quarter 2004 dividend/distribution of $.6850 per common share/Unit, totaling approximately $32,718.

     On May 10, 2004, the Company called for the redemption of all of its outstanding Series D Preferred Stock and Series E Preferred Stock, each at the price of $25.00 per share, plus accrued and unpaid dividends. The redemption date for each will be June 7, 2004 (the “Redemption Date”). The redemption of the Series D Preferred Stock and/or the Series E Preferred Stock are subject to the closing of one or more offerings by the Company, which are contemplated to close on or before the Redemption Date.

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

     The Company was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner with an approximate 86.1% ownership interest at March 31, 2004. Minority interest in the Company at March 31, 2004 represents the approximate 13.9% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

     As of March 31, 2004, the Company owned 825 in-service properties located in 22 states, containing an aggregate of approximately 58.5 million square feet of gross leasable area (“GLA”). Of the 825 in-service industrial properties owned by the Company, 691 are held by the Operating Partnership and limited liability companies of which the Operating Partnership is the sole member, 103 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners and 31 are held by an entity wholly-owned by the Operating Partnership. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to three joint ventures which invest in industrial properties (the “September 1998 Joint Venture”, the “December 2001 Joint Venture” and the “May 2003 Joint Venture”).

     Management believes the Company’s financial condition and results of operations are, primarily, a function of the Company’s performance in four key areas: leasing of industrial properties, acquisition and development of additional industrial properties, redeployment of internal capital and access to external capital.

     The Company generates revenue primarily from rental income and tenant recoveries from the lease of industrial properties under long-term (generally three to six years) operating leases. Such revenue is offset by certain property specific operating expenses, such as real estate taxes, repairs and maintenance, property management, utilities and insurance expenses, along with certain other costs and expenses, such as depreciation and amortization costs and general and administrative and interest expenses. The Company’s revenue growth is dependent, in part, on its ability to (i) increase rental income, through increasing either or both occupancy rates and rental rates at the Company’s properties, (ii) maximize tenant recoveries and (iii) minimize operating and certain other expenses. Revenues generated from rental income and tenant recoveries are a significant source of funds, in addition to income generated from gains/losses on the sale of the Company’s properties (as discussed below), for the Company’s distributions. The leasing of property, in general, and occupancy rates, rental rates, operating expenses and certain non-operating expenses, in particular, are impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Company. The leasing of property also entails various risks, including the risk of tenant default. If the Company were unable to maintain or increase occupancy rates and rental rates at the Company’s properties or to maintain tenant recoveries and operating and certain other expenses consistent with historical levels and proportions, the Company’s revenue growth would be limited. Further, if a significant number of the Company’s tenants were unable to pay rent (including tenant recoveries) or if the Company were unable to rent its properties on favorable terms, the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

     The Company’s revenue growth is also dependent, in part, on its ability to acquire existing, and acquire and develop new, additional industrial properties on favorable terms. The Company continually seeks to acquire existing industrial properties on favorable terms, and, when conditions permit, also seeks to acquire and develop new industrial properties on favorable terms. Existing properties, as they are acquired, and acquired and developed properties, as they lease-up, generate revenue from rental income and tenant recoveries, income from which, as discussed above, is a source of funds for the Company’s distributions. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Company. The acquisition and development of properties also entails various risks, including the risk that the Company’s investments may not perform as expected. For example, acquired existing and acquired and developed new properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to acquired and developed new properties, the Company may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, the Company faces significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including both publicly-traded real estate investment trusts and private investors. Further, as discussed below, the Company may not be able to finance the acquisition and development opportunities it identifies. If the Company were unable to acquire and develop sufficient additional properties on favorable terms or if such investments did not perform as expected, the Company’s revenue growth would be limited and its financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

     The Company also generates income from the sale of properties (including existing buildings, buildings which the Company has developed or re-developed on a merchant basis and land). The Company is continually engaged in, and its income growth is dependent, in part, on systematically redeploying its capital from properties and other assets with lower yield potential into properties and other assets with higher yield potential. As part of that process, the Company sells, on an ongoing basis, select stabilized properties or properties offering lower potential returns relative to their market value. The gain/loss on the sale of such properties is included in the Company’s income and is a significant source of funds, in addition to revenues generated from rental income and tenant recoveries, for the Company’s distributions. Also, a significant portion of the proceeds from such sales is used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Company. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of the Company’s properties. Further, the Company’s ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If the Company were unable to sell properties on favorable terms, the Company’s income growth would be limited and its financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

     Currently, the Company utilizes a portion of the net sales proceeds from property sales, as well as borrowings under its $300 million unsecured line of credit (the “Unsecured Line of Credit”), to finance future acquisitions and developments. Nonetheless, access to external capital on favorable terms plays a key role in the Company’s financial condition and results of operations, as it impacts the Company’s cost of capital and its ability, and cost, to refinance existing indebtedness as it matures and to fund future acquisitions and developments, if the Company chooses to do so, through the issuance of additional equity securities. The Company’s ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on the Company’s capital stock and debt, the market’s perception of the Company’s growth potential, the Company’s current and potential future earnings and cash distributions and the market price of the Company’s capital stock. If the Company were unable to access external capital on favorable terms, the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

RESULTS OF OPERATIONS

     At March 31, 2004, the Company owned 825 in-service industrial properties with approximately 58.5 million square feet of GLA, compared to 890 in-service industrial properties with approximately 59.1 million square feet of GLA at March 31, 2003. During the period between April 1, 2003 and March 31, 2004, the Company acquired 72 in-service industrial properties containing approximately 8.0 million square feet of GLA, completed development of 12 industrial properties totaling approximately 1.4 million square feet of GLA and sold 126 in-service industrial properties totaling approximately 7.9 million square feet of GLA, four out of service industrial properties and several land parcels. The Company also took 34 industrial properties out of service comprising approximately 3.7 million square feet of GLA and placed in service 11 industrial properties comprising approximately 1.6 million square feet of GLA.

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003

     The tables below summarize the Company’s revenues, property expenses and depreciation and other amortization by source. Same store properties are in-service properties owned prior to January 1, 2003. Acquired properties are in-service properties that were acquired subsequent to December 31, 2002. During the three months ended March 31, 2004 and year ended December 31, 2003, the Company acquired 73 industrial properties totaling approximately 8.5 million square feet of GLA at a total purchase price of $283.9 million. Sold properties are properties that were sold subsequent to December 31, 2002. During the three months ended March 31, 2004 and year ended December 31, 2003, the Company sold 152 industrial properties totaling approximately 9.6 million square feet of GLA for gross sales proceeds of $493.1 million. Properties that are not placed in-service are properties that have not been placed in-service as of December 31, 2002. These properties are placed in-service as they have reach stabilized occupancy. Other revenues are derived from the operations of the Company’s maintenance company, fees earned from the Company’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Company’s maintenance company and other miscellaneous expenses.

     The Company’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Company’s future revenues and expenses may vary materially from historical rates.

     In the first quarter of 2004, the Company’s revenues continued to be impacted by a soft leasing market attributable to a weak economy. At March 31, 2004 and 2003, the occupancy rates of the Company’s in-service properties were 88.5% and 87.3%, respectively. For the three months ended March 31, 2004 and 2003, the Company’s cash on cash rental rate change on new leases and renewals was (3.7%) and (3.1%), respectively.

     Revenues from same store properties decreased $12.7 million, or 15.6%, due primarily to a $10.7 million lease termination fee the Company received in the first quarter of 2003 and a decrease in rental rates on new leases. Revenues from acquired properties were $5.1 million, due to properties acquired subsequent to December 31, 2002. Revenues from sold properties decreased $9.0 million, or 76.2%, due to properties sold subsequent to December 31, 2002.

	Three Months Ended March 31,
	2004	2003	$ Change	% Change
REVENUES ($ in 000’s)
Same Store Properties	$68,910	$81,613	$(12,703)	-15.6%
Acquired Properties	5,052	—	5,052	100.0%
Sold Properties	2,802	11,769	(8,967)	-76.2%
Properties Not Placed in-service	7,254	2,692	4,562	169.5%
Other	3,212	1,204	2,008	166.8%

	$87,230	$97,278	$(10,048)	-10.3%
Discontinued Operations	(2,739)	(10,551)	7,812	-74.0%

Total Revenues	$84,491	$86,727	$(2,236)	-2.6%

     Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased by $1.3 million due to properties acquired subsequent to December 31, 2002. Property expenses from sold properties decreased by $3.1 million, or 74.1%, due to properties sold subsequent to December 31, 2002.

	Three Months Ended March 31,
	2004	2003	$ Change	% Change
PROPERTY EXPENSES ($ in 000’s)
Same Store Properties	$23,586	$24,235	$(649)	-2.7%
Acquired Properties	1,346	—	1,346	100.0%
Sold Properties	1,081	4,173	(3,092)	-74.1%
Properties Not Placed in-service	2,850	1,042	1,808	173.5%
Other	1,230	1,733	(503)	-29.0%

	$30,093	$31,183	$(1,090)	-3.5%
Discontinued Operations	(1,134)	(3,803)	2,669	-70.2%

Total Property Expenses	$28,959	$27,380	$1,579	5.8%

     General and administrative expense increased by approximately $.5 million, or 6.8%, due primarily to increases in employee compensation and additional employees in 2004.

     Amortization of deferred financing costs remained relatively unchanged.

     The increase in depreciation and other amortization for the same store properties is primarily due to a net increase in leasing commissions and tenant improvements paid in 2004 and 2003. Depreciation and other amortization from acquired properties increased by $1.4 million due to properties acquired subsequent to December 31, 2002. Depreciation and other amortization from sold properties decreased by $1.8 million, or 79.3%, due to properties sold subsequent to December 31, 2002.

	Three Months Ended March 31,
	2004	2003	$ Change	% Change
DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$18,215	$16,455	$1,760	10.7%
Acquired Properties	1,448	—	1,448	100.0%
Sold Properties	474	2,295	(1,821)	-79.3%
Properties Not Placed in-service and Other	2,362	186	2,176	1169.9%
Corporate Furniture, Fixtures and Equipment	319	309	10	3.2%

	$22,818	$19,245	$3,573	18.6%
Discontinued Operations	(501)	(2,136)	1,635	-76.5%

Total Depreciation and Other Amortization	$22,317	$17,109	$5,208	30.4%

     Interest income remained relatively unchanged.

     Interest expense decreased by approximately $.1 million due primarily to a decrease in the weighted average interest rate for the three months ended March 31, 2004 (6.55%) as compared to the three months ended March 31, 2003 (6.78%) and an increase in capitalized interest for the three months ended March 31, 2004 due to an increase in development activities. This was partially offset by an increase in the weighted average debt balance outstanding for the three months ended March 31, 2004 ($1,478.5 million) as compared to the three months ended March 31, 2003 ($1,438.0 million).

     Equity in income of joint ventures remained relatively unchanged.

     The $3.2 million gain on sale of real estate for the three months ended March 31, 2004 resulted from the sale of two industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $1.3 million gain on sale of real estate for the three months ended March 31, 2003 resulted from the sale of one industrial property and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

     Income from discontinued operations for the three months ended March 31, 2004 reflects the results of operations and gain on sale of real estate of $24.7 million relating to 20 industrial properties that were sold during the three months ended March 31, 2004 and the results of operations of two properties that were identified as held for sale at March 31, 2004.

     Income from discontinued operations for the three months ended March 31, 2003 reflects the results of operations of 20 industrial properties that were sold during the three months ended March 31, 2004, two properties that were identified as held for sale at March 31, 2004, 120 industrial properties that were sold during the twelve months ended December 31, 2003 as well as the gain on sale of real estate of $18.5 million from the 21 industrial properties which were sold during the three months ended March 31, 2003.

     The following table discloses certain information regarding the industrial properties included in discontinued operations by the Company for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
($ in 000’s)	2004	2003
Total Revenues	$2,739	$10,551
Operating Expenses	(1,134)	(3,803)
Depreciation and Amortization	(501)	(2,136)
Gain on Sale of Real Estate	24,731	18,458

Income from Discontinued Operations	$25,835	$23,070

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2004, the Company’s cash and cash equivalents was approximately $7.7 million and restricted cash was approximately $54.1 million. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Company exchanges industrial properties under Section 1031 of the Internal Revenue Code.

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

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional equity securities. As of March 31, 2004, $589.2 million of common stock, preferred stock and depositary shares and $250.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. As of April 30, 2004, $589.2 million of common stock, preferred stock and depositary shares and $250.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under the Unsecured Line of Credit. At March 31, 2004, borrowings under the Unsecured Line of Credit bore interest at a weighted average interest rate of 1.903%. The Unsecured Line of Credit bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Company’s election. As of April 30, 2004 the Company had approximately $99.8 million available for additional borrowings under the Unsecured Line of Credit.

Three Months Ended March 31, 2004

     Net cash provided by operating activities of approximately $21.3 million for the three months ended March 31, 2004 was comprised primarily of net income before minority interest of approximately $31.9 million, offset by the net change in operating assets and liabilities of approximately $5.8 million and adjustments for non-cash items of approximately $4.8 million. The adjustments for the non-cash items of approximately $4.8 million are primarily comprised of depreciation and amortization of approximately $24.6 million, an increase of the bad debt provision of approximately $.3 million, substantially offset by the gain on sale of real estate of approximately $28.0 million, and the effect of the straight-lining of rental income of approximately $1.7 million.

     Net cash provided by investing activities of approximately $28.7 million for the three months ended March 31, 2004 was comprised primarily of the net proceeds from the sale of real estate, the repayment of mortgage loans receivable, a decrease in restricted cash that is held by an intermediary for Section 1031 exchange purposes and distributions from one of the Company’s industrial real estate joint ventures, partially offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate and contributions to and investments in one of the Company’s industrial real estate joint ventures.

     During the three months ended March 31, 2004, the Company sold 22 industrial properties comprising approximately 2.2 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 22 industrial properties and several land parcels were approximately $111.9 million.

     During the three months ended March 31, 2004, the Company acquired nine industrial properties comprising approximately 1.9 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $57.0 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The Company also completed the development of three industrial properties comprising approximately .3 million square feet of GLA at a cost of approximately $15.4 million.

     The Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $2.2 million and received distributions of approximately $.5 million from the Company’s real estate joint ventures. As of March 31, 2004, the Company’s industrial real estate joint ventures owned 80 industrial properties comprising approximately 7.9 million square feet of GLA.

     Net cash used in financing activities of approximately $43.1 million for the three months ended March 31, 2004 was comprised primarily of the repayments on mortgage loans payable, the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock, common and preferred stock dividends and unit distributions and net borrowings under the Company’s Unsecured Line of Credit, partially offset by the net proceeds from the exercise of stock options.

     On January 19, 2004, the Company and the Operating Partnership paid a fourth quarter 2003 distribution of $.6850 per common share/Unit, totaling approximately $31.9 million.

     On March 31, 2004, the Company paid first quarter 2004 dividends of $53.906 per share (equivalent to $.53906 per Depositary Share) on its 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the “Series C Preferred Stock”), $49.688 per share (equivalent to $.49688 per Depositary Share) on its 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the “Series D Preferred Stock”) and $49.375 per share (equivalent to $.49375 per Depositary Share) on its 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the “Series E Preferred Stock”), totaling, in the aggregate, approximately $5.0 million.

     During the three months ended March 31, 2004, certain employees of the Company exercised 1,378,469 non-qualified employee stock options. Net proceeds to the Company were approximately $31.6 million.

     During the three months ended March 31, 2004, the Company awarded 206,117 shares of restricted common stock to certain employees and 1,221 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $8.0 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

Market Risk

     The following discussion about the Company’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at March 31, 2004 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

     In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

     At March 31, 2004, approximately $1,257.5 million (approximately 88.6% of total debt at March 31, 2004) of the Company’s debt was fixed rate debt and approximately $161.9 million (approximately 11.4% of total debt at March 31, 2004) was variable rate debt. The Company also has outstanding a written put option (the “Written Option”) which was issued in conjunction with the initial offering of one tranche of senior unsecured debt as well as interest rate protection agreements (the "IRPAs") with a notional value of $147 million which fixed the interest rate on a forecasted issuance of unsecured debt. Currently, the Company does not enter into financial instruments for trading or other speculative purposes.

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

     Based upon the amount of variable rate debt outstanding at March 31, 2004, a 10% increase or decrease in the interest rate on the Company’s variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.3 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at March 31, 2004 by approximately $44.8 million to $1,376.4 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at March 31, 2004 by approximately $48.5 million to $1,469.7 million. A 10% increase in interest rates would decrease the fair value of the Written Option at March 31, 2004 by approximately $2.6 million to $17.9 million. A 10% decrease in interest rates would increase the fair value of the Written Option at March 31, 2004 by approximately $2.6 million to $23.1 million. A 10% increase in interest rates would increase the fair value of the IRPAs by approximately $2.3 million to $2.7 million. A 10% decrease in interest rates would decrease the fair value of the IRPAs by approximately $2.3 million to $(1.9) million.

Subsequent Events

     From April 1, 2004 to April 30, 2004, the Company acquired or completed development of seven industrial properties and several land parcels for an aggregate purchase price of approximately $27.6 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold one industrial property and one land parcel for approximately $3.2 million of gross proceeds.

     On April 19, 2004 the Company and the Operating Partnership paid a first quarter 2004 dividend/distribution of $.6850 per common share/Unit, totaling approximately $32.7 million.

     On May 10, 2004, the Company called for the redemption of all of its outstanding Series D Preferred Stock and Series E Preferred Stock, each at the price of $25.00 per share, plus accrued and unpaid dividends. The redemption date for each will be June 7, 2004 (the “Redemption Date”). The redemption of the Series D Preferred Stock and/or the Series E Preferred Stock are subject to the closing of one or more offerings by the Company, which are contemplated to close on or before the Redemption Date.

Other

     On December 24, 2003, FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”—an interpretation of ARB 51 (“FIN 46R”) was issued. FIN 46R includes modifications that have been incorporated directly into the revised FIN 46, rather than into a new interpretation that amends FIN 46. FIN 46R incorporated much of the guidance previously issued in the form of FASB Staff Positions (“FSPs”). The Company was required to apply FIN 46R no later than the quarter ended March 31, 2004. The Company’s evaluation of FIN 46R did not result in the consolidation of any of the Company’s joint venture entities and therefore did not impact the Company’s financial position, results of operations, or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Response to this item is included in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Item 4. Controls and Procedures

     The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, based on the evaluation of these controls and procedures required by Exchange Act Rules 13a-15(b) or 15d-15(b), have concluded that as of the end of such period the Company’s disclosure controls and procedures were effective.

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

     The Company maintains a website at www.firstindustrial.com. Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available without charge on the Company’s website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. In addition, the Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter, Nominating/Corporate Governance Committee Charter, along with supplemental financial and operating information prepared by the Company, are all available without charge on the Company’s website or upon request to the Company. Amendments to, or waivers from, the Company’s Code of Business Conduct and Ethics that apply to the Company’s executive officers or directors shall be posted to the Company’s website at www.firstindustrial.com. Please direct requests as follows:

First Industrial Realty Trust, Inc. 311 S. Wacker, Suite 4000 Chicago, IL 60606 Attention: Investor Relations

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.

Date: May 6, 2004	By:	/s/ Scott A. Musil

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