Form 10-Q
period 2004-06-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 2004-08-06
CIK 921825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-13102

FIRST INDUSTRIAL REALTY TRUST, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	36-3935116
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

311 S. Wacker Drive, Suite 4000, Chicago, Illinois 60606
(Address of Principal Executive Offices)

(312) 344-4300
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Number of shares of Common Stock, $.01 par value, outstanding as of July 30, 2004: 41,232,038

FIRST INDUSTRIAL REALTY TRUST, INC.
Form 10-Q
For the Period Ended June 30, 2004

INDEX

PAGE
Part I: FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	2
Consolidated Statements of Operations and Comprehensive Income for the Six Months Ended June 30, 2004 and June 30, 2003	3
Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended June 30, 2004 and June 30, 2003	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and June 30, 2003	5
Notes to Consolidated Financial Statements	6-19
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-31
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	31
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	32
Item 2. Changes in Securities	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 5. Other Information	32
Item 6. Exhibits and Reports on Form 8-K	33
SIGNATURE	35
EXHIBIT INDEX	36
Articles Supplementary
Articles Supplementary
Deposit Agreement
Deposit Agreement
8th Amended and Restated Limited Partnership Agreement
3rd Amended and Restated Unsecured Revolving Credit Agreement
Form of Restricted Stock Award Agreement
Form of Restricted Stock Award Agreement
Form of Restricted Stock Award Agreement
Form of Restricted Stock Award Agreement
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification of Principal Executive Officer and Principal Financial Officer

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Assets:
Investment in Real Estate:
Land	$441,831	$443,942
Buildings and Improvements	2,208,528	2,180,038
Furniture, Fixtures and Equipment	885	885
Construction in Progress	88,713	115,935
Less: Accumulated Depreciation	(367,323)	(349,252)

Net Investment in Real Estate	2,372,634	2,391,548

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $849 at June 30, 2004	14,787	—
Cash and Cash Equivalents	—	821
Restricted Cash	68,886	82,006
Tenant Accounts Receivable, Net	6,853	8,994
Investments in Joint Ventures	16,491	13,186
Deferred Rent Receivable	15,344	13,912
Deferred Financing Costs, Net	12,609	9,818
Prepaid Expenses and Other Assets, Net	173,262	127,738

Total Assets	$2,680,866	$2,648,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage Loans Payable, Net	$44,886	$45,746
Senior Unsecured Debt, Net	1,346,905	1,212,152
Unsecured Line of Credit	84,000	195,900
Accounts Payable and Accrued Expenses	66,978	77,156
Rents Received in Advance and Security Deposits	29,226	28,889
Dividends Payable	33,496	31,889

Total Liabilities	1,605,491	1,591,732

Commitments and Contingencies	—	—
Minority Interest	160,332	167,118
Stockholders’ Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized, 20,000, 500, 250 and 500 shares of Series C, F, G and H Cumulative Preferred Stock, respectively, issued and outstanding at June 30, 2004, having a liquidation preference of $2,500 per share ($50,000), $100,000 per share ($50,000), $100,000 per share ($25,000), and $250,000 per share ($125,000) respectively At December 31, 2003, 20,000, 50,000 and 30,000 shares of Series C, D and E Cumulative Preferred Stock, respectively, was issued and outstanding, having a liquidation preference of $2,500 per share ($50,000), $2,500 per share ($125,000) and $2,500 per share ($75,000), respectively)
	—	1
Common Stock ($.01 par value, 100,000,000 shares authorized, 43,770,815 and 42,376,770 shares issued and 41,244,415 and 39,850,370 shares outstanding at June 30, 2004 and December 31, 2003, respectively)	438	424
Additional Paid-in-Capital	1,206,900	1,161,373
Distributions in Excess of Accumulated Earnings	(194,538)	(172,892)
Unearned Value of Restricted Stock Grants	(23,762)	(19,035)
Accumulated Other Comprehensive Loss	(3,407)	(10,110)
Treasury Shares at Cost (2,526,400 shares at June 30, 2004 and December 31, 2003)	(70,588)	(70,588)

Total Stockholders’ Equity	915,043	889,173

Total Liabilities and Stockholders’ Equity	$2,680,866	$2,648,023

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2003
Revenues:
Rental Income	$121,971	$123,484
Tenant Recoveries and Other Income	40,388	37,076

Total Revenues	162,359	160,560

Expenses:
Real Estate Taxes	25,082	23,645
Repairs and Maintenance	12,752	12,196
Property Management	6,573	6,061
Utilities	5,867	4,984
Insurance	1,681	1,792
Other	3,169	3,381
General and Administrative	16,888	13,987
Amortization of Deferred Financing Costs	910	875
Depreciation and Other Amortization	45,306	34,304

Total Expenses	118,228	101,225

Other Income/Expense:
Interest Income	1,578	1,255
Gain on Settlement of Interest Rate Protection Agreement	1,450	—
Interest Expense	(47,684)	(47,792)
Loss From Early Retirement of Debt	—	(1,466)

Total Other Income/Expense	(44,656)	(48,003)

(Loss) Income from Continuing Operations Before Equity in Income of Joint Ventures and Income Allocated to Minority Interest	(525)	11,332
Equity in Income of Joint Ventures	546	443
Minority Interest Allocable to Continuing Operations	2,401	(264)

Income from Continuing Operations	2,422	11,511
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $51,637 and $34,831 for the Six Months Ended June 30, 2004 and 2003, respectively)	54,869	45,296
Minority Interest Allocable to Discontinued Operations	(7,693)	(6,731)

Income Before Gain on Sale of Real Estate	49,598	50,076
Gain on Sale of Real Estate	6,583	4,636
Minority Interest Allocable to Gain on Sale of Real Estate	(923)	(689)

Net Income	55,258	54,023
Less: Preferred Stock Dividends	(9,834)	(10,088)
Redemption of Series D and E Preferred Stock	(7,359)	—

Net Income Available to Common Stockholders	$38,065	$43,935

(Loss) Income from Continuing Operations Available to Common Stockholders Per Weighted Average Common Share Outstanding:
Basic	$(0.23)	$0.14

Diluted	$(0.23)	$0.14

Income from Discontinued Operations Available to Common Stockholders Per Weighted Average Common Share Outstanding:
Basic	$1.18	$1.00

Diluted	$1.17	$1.00

Net Income Available to Common Stockholders Per Weighted Average Common Share Outstanding:
Basic	$0.95	$1.14

Diluted	$0.94	$1.14

Net Income	$55,258	$54,023
Other Comprehensive Income:
Settlement of Interest Rate Protection Agreements	6,657	—
Mark-to-Market of Interest Rate Protection Agreements and Interest Rate Swap Agreements	(7)	311
Amortization of Interest Rate Protection Agreements	53	96

Comprehensive Income	$61,961	$54,430

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2004	June 30, 2003
Revenues:
Rental Income	$61,262	$57,503
Tenant Recoveries and Other Income	18,981	18,368

Total Revenues	80,243	75,871

Expenses:
Real Estate Taxes	12,355	11,838
Repairs and Maintenance	5,916	5,770
Property Management	3,808	2,586
Utilities	2,539	2,268
Insurance	863	882
Other	1,400	1,911
General and Administrative	9,665	7,223
Amortization of Deferred Financing Costs	464	437
Depreciation and Other Amortization	23,495	17,611

Total Expenses	60,505	50,526

Other Income/Expense:
Interest Income	866	479
Gain on Settlement of Interest Rate Protection Agreement	1,450	—
Interest Expense	(23,986)	(23,966)

Total Other Income/Expense	(21,670)	(23,487)

(Loss) Income from Continuing Operations Before Equity in Income of Joint Ventures and Income Allocated to Minority Interest	(1,932)	1,858
Equity in Income of Joint Ventures	301	269
Minority Interest Allocable to Continuing Operations	1,924	472

Income from Continuing Operations	293	2,599
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $26,906 and $16,374 for the Three Months Ended June 30, 2004 and 2003, respectively)	27,881	21,181
Minority Interest Allocable to Discontinued Operations	(3,834)	(3,147)

Income Before Gain on Sale of Real Estate	24,340	20,633
Gain on Sale of Real Estate	3,337	3,336
Minority Interest Allocable to Gain on Sale of Real Estate	(459)	(496)

Net Income	27,218	23,473
Less: Preferred Stock Dividends	(4,790)	(5,044)
Redemption of Series D and E Preferred Stock	(7,359)	—

Net Income Available to Common Stockholders	$15,069	$18,429

(Loss) Income from Continuing Operations Available to Common Stockholders Per Weighted Average Common Share Outstanding:
Basic	$(0.22)	$0.01

Diluted	$(0.22)	$0.01

Income from Discontinued Operations Available to Common Stockholders Per Weighted Average Common Share Outstanding:
Basic	$0.60	$0.47

Diluted	$0.59	$0.47

Net Income Available to Common Stockholders Per Weighted Average Common Share Outstanding:
Basic	$0.37	$0.48

Diluted	$0.37	$0.48

Net Income	$27,218	$23,473
Other Comprehensive Income:
Settlement of Interest Rate Protection Agreements	6,657	—
Mark-to-Market of Interest Rate Protection Agreements and Interest Rate Swap Agreements	(388)	157
Amortization of Interest Rate Protection Agreements	(1)	49

Comprehensive Income	$33,486	$23,679

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$55,258	$54,023
Income Allocated to Minority Interest	6,215	7,684

Net Income Before Minority Interest	61,473	61,707
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	37,986	33,398
Amortization of Deferred Financing Costs	910	875
Other Amortization	11,594	8,491
Provision for Bad Debt	(455)	(230)
Loss From Early Retirement of Debt	—	1,466
Equity in Income of Joint Ventures	(546)	(443)
Distributions from Joint Ventures	546	443
Gain on Sale of Real Estate	(58,220)	(39,467)
Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(14,920)	(9,993)
Increase in Deferred Rent Receivable	(2,840)	(468)
Decrease in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	(11,018)	(7,154)
Decrease in Restricted Cash	—	2,742

Net Cash Provided by Operating Activities	24,510	51,367

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(186,456)	(162,633)
Net Proceeds from Sales of Investments in Real Estate	149,446	128,506
Contributions to and Investments in Joint Ventures	(4,020)	(1,742)
Distributions from Joint Ventures	620	1,447
Repayment of Mortgage Loans Receivable	21,245	40,581
Decrease in Restricted Cash	13,120	9,687

Net Cash (Used In) Provided by Investing Activities	(6,045)	15,846

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from the Issuance of Common Stock	31,967	3,000
Proceeds from the Sale of Preferred Stock	200,000	—
Preferred Stock Offering Costs	(5,576)	—
Redemption of Preferred Stock	(200,000)	—
Repurchase of Restricted Stock	(3,468)	(1,591)
Purchase of Treasury Shares	—	(997)
Proceeds from Maturity of US Government Securities	—	15,832
Proceeds from Senior Unsecured Debt	134,496	—
Other Proceeds from Senior Unsecured Debt	6,657	—
Dividends/Distributions	(64,613)	(62,649)
Preferred Stock Dividends	(9,075)	(10,088)
Repayments on Mortgage Loans Payable	(594)	(37,965)
Proceeds from Unsecured Line of Credit	312,000	149,400
Repayments on Unsecured Line of Credit	(423,900)	(117,100)
Book Overdraft	6,580	—
Debt Issuance Costs	(3,760)	(53)

Net Cash Used in Financing Activities	(19,286)	(62,211)

Net (Decrease) Increase in Cash and Cash Equivalents	(821)	5,002
Cash and Cash Equivalents, Beginning of Period	821	—

Cash and Cash Equivalents, End of Period	$—	$5,002

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1. Organization and Formation of Company

     First Industrial Realty Trust, Inc. (the “Company”) was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner with an approximate 86.3% and 85.3% ownership interest at June 30, 2004 and June 30, 2003, respectively. Minority interest in the Company at June 30, 2004 and June 30, 2003 of approximately 13.7% and 14.7%, respectively, represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

     As of June 30, 2004, the Company owned 814 in-service industrial properties located in 22 states, containing an aggregate of approximately 59.2 million square feet of gross leasable area (“GLA”). Of the 814 in-service industrial properties owned by the Company, 683 are held by the Operating Partnership and limited liability companies of which the Operating Partnership is the sole member, 101 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners and 30 are held by an entity wholly-owned by the Operating Partnership. As of June 30, 2004, the Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, owns minority equity interests in, and provides asset and property management services to, three joint ventures which invest in industrial properties (the “September 1998 Joint Venture”, the “December 2001 Joint Venture” and the “May 2003 Joint Venture”).

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

     In order to conform with generally accepted accounting principles, management, in preparation of the Company’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2004 and December 31, 2003, and the reported amounts of revenues and expenses for each of the six and three months ended June 30, 2004 and 2003. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Company as of June 30, 2004 and the results of its operations and comprehensive income for each of the six and three months ended June 30, 2004 and 2003, respectively, and its cash flows for each of the six months ended June 30, 2004 and 2003, respectively.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

     2. Summary of Significant Accounting Policies, continued

Tenant Accounts Receivable, Net:

     The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of approximately $1,435 and $1,890 as of June 30, 2004 and December 31, 2003, respectively.

Stock Incentive Plan:

     Prior to January 1, 2003, the Company accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company’s stock on the date of grant. Certain options issued in 2000 were issued with a strike price less than the fair value of the Company’s stock on the date of grant. Compensation expense was recognized for the intrinsic value of these options determined at the date of grant over the vesting period. On January 1, 2003, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Company is applying the fair value recognition provisions of FAS 123 prospectively to all employee option awards granted after December 31, 2002. The Company has not awarded options to employees or directors of the Company during the six months ended June 30, 2004 and 2003, therefore no stock-based employee compensation expense is included in net income available to common stockholders related to the fair value recognition provisions of FAS 123.

     The following table illustrates the pro forma effect on net income and earnings per share as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested option awards in each period presented:

	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net Income Available to Common Stockholders – as reported	$38,065	$43,935	$15,069	$18,429
Add: Stock-Based Employee Compensation Expense Included in Net Income Available to Common Stockholders, Net of Minority Interest – as reported	—	46	—	—
Less: Total Stock-Based Employee Compensation Expense, Net of Minority Interest – Determined Under the Fair Value Method	(207)	(680)	(104)	(329)

Net Income Available to Common Stockholders – pro forma	$37,858	$43,301	$14,965	$18,100

Net Income Available to Common Stockholders per Share – as reported – Basic	$0.95	$1.14	$0.37	$0.48
Net Income Available to Common Stockholders per Share – pro forma – Basic	$0.95	$1.13	$0.37	$0.47
Net Income Available to Common Stockholders per Share – as reported – Diluted	$0.94	$1.14	$0.37	$0.48
Net Income Available to Common Stockholders per Share – pro forma – Diluted	$0.94	$1.12	$0.37	$0.47

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

2. Summary of Significant Accounting Policies, continued

Discontinued Operations:

     On January 1, 2002, the Company adopted the FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of properties sold and the results of operations from properties that are classified as held for sale at June 30, 2004 be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (b) the Company will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

3. Investments in Joint Ventures

     As of June 30, 2004, the September 1998 Joint Venture owned 43 industrial properties comprising approximately 1.5 million square feet of GLA, the December 2001 Joint Venture owned 36 industrial properties comprising approximately 6.2 million square feet of GLA and the May 2003 Joint Venture owned three industrial properties comprising approximately 1.7 million square feet of GLA. Thirty of the 36 industrial properties purchased by the December 2001 Joint Venture were purchased from the Company. The Company deferred 15% of the gain resulting from these sales, which is equal to the Company’s economic interest in the December 2001 Joint Venture. The 15% gain deferral reduced the Company’s investment in the joint venture and is amortized into income over the life of the sold property, generally 40 years. If the December 2001 Joint Venture sells any of the 30 properties that were purchased from the Company to a third party, the Company will recognize the unamortized portion of the deferred gain as gain on sale of real estate. If the Company repurchases any of the 30 properties that it sold to the December 2001 Joint Venture, the 15% gain deferral will be netted against the basis of the property purchased (which reduces the basis of the property).

     During the six months ended June 30, 2004 and 2003, the Company invested the following amounts in its three joint ventures as well as received distributions and recognized fees from acquisition, disposition, property management and asset management services in the following amounts:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2004	2003
Contributions	$2,525	$1,742
Distributions	$1,166	$1,890
Fees	$1,811	$833

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

4. Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit

     Senior Unsecured Debt:

     On May 17, 2004, the Company, through the Operating Partnership, exchanged $125,000 of senior unsecured debt which matures on June 1, 2014 and bears a coupon interest rate of 6.42% (the “2014 Notes”) for $100,000 aggregate principal amount of its 7.375% Notes due 2011 (the “2011 PATS”) and net cash in the amount of $8,877. The issue price of the 2014 Notes was 99.123%. Interest is paid semi-annually in arrears on June 1 and December 1. The debt issue discount of the 2014 Notes is being amortized over the life of the 2014 Notes as an adjustment to interest expense. This exchange is being accounted for under EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”). Under EITF 96-19, if the 2011 PATS and the 2014 Notes are not substantially different, the difference between the fair value of the 2011 PATS and the carrying value of the 2011 PATS as well as the unamortized deferred financing costs of the 2011 PATS on the date of the exchange is deferred and amortized over the life of the 2014 Notes. The Company is amortizing this amount over the life of the 2014 Notes. The 2014 Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.

     On June 14, 2004, the Company, through the Operating Partnership, issued $125,000 of senior unsecured debt which matures on June 15, 2009 and bears a coupon interest rate of 5.25% (the “2009 Notes”). The issue price of the 2009 Notes was 99.826%. Interest is paid semi-annually in arrears on June 15 and December 15. The Company also entered into interest rate protection agreements which were used to fix the interest rate on the 2009 Notes prior to issuance. The Company settled the interest rate protection agreements for approximately $6,657 of proceeds, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2009 Notes as an adjustment to interest expense. The 2009 Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.

     Unsecured Line of Credit:

     On June 11, 2004, the Company, through the Operating Partnership, amended and restated its $300,000 unsecured line of credit (the “Unsecured Line of Credit”, formerly the “2002 Unsecured Line of Credit”). The Unsecured Line of Credit matures on September 28, 2007 and bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Company’s election. The net unamortized deferred financing fees related to the 2002 Unsecured Line of Credit and any additional deferred financing fees incurred with the Unsecured Line of Credit are being amortized over the life of the Unsecured Line of Credit in accordance with Emerging Issues Task Force Issue 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

4. Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit, continued

     The following table discloses certain information regarding the Company’s mortgage loans payable, senior unsecured debt and unsecured line of credit:

	Outstanding Balance at				Accrued Interest Payable at		Interest Rate at
	June 30,		December 31,		June 30,	December 31,	June 30,	Maturity
	2004		2003		2004	2003	2004	Date
Mortgage Loans Payable, Net
Assumed Loans	5,135		5,442		—	—	9.250%	01/01/13
Acquisition Mortgage Loan IV	2,085		2,130		16	16	8.950%	10/01/06
Acquisition Mortgage Loan V	2,493	(1)	2,529	(1)	18	18	9.010%	09/01/06
Acquisition Mortgage Loan VIII	5,533		5,603		38	39	8.260%	12/01/19
Acquisition Mortgage Loan IX	5,739		5,811		39	40	8.260%	12/01/19
Acquisition Mortgage Loan X	16,504	(1)	16,754	(1)	96	100	8.250%	12/01/10
Acquisition Mortgage Loan XI	4,802	(1)	4,854	(1)	27	—	7.610%	05/01/12
Acquisition Mortgage Loan XII	2,595	(1)	2,623	(1)	15	—	7.540%	01/01/12

Total	$44,886		$45,746		$249	$213

Senior Unsecured Debt, Net
2005 Notes	$50,000		$50,000		$383	$383	6.900%	11/21/05
2006 Notes	150,000		150,000		875	875	7.000%	12/01/06
2007 Notes	149,985	(2)	149,982	(2)	1,457	1,457	7.600%	05/15/07
2011 PATS	—		99,657	(2)	—	942	7.375%	05/15/11	(3)
2017 Notes	99,871	(2)	99,866	(2)	625	625	7.500%	12/01/17
2027 Notes	15,053	(2)	15,053	(2)	138	138	7.150%	05/15/27
2028 Notes	199,811	(2)	199,807	(2)	7,009	7,009	7.600%	07/15/28
2011 Notes	199,593	(2)	199,563	(2)	4,343	4,343	7.375%	03/15/11
2012 Notes	198,925	(2)	198,856	(2)	2,903	2,903	6.875%	04/15/12
2032 Notes	49,379	(2)	49,368	(2)	818	818	7.750%	04/15/32
2014 Notes	109,504	(2)	—		981	—	6.420%	06/01/14
2009 Notes	124,784	(2)	—		310	—	5.250%	06/15/09

Total	$1,346,905		$1,212,152		$19,842	$19,493

Unsecured Line of Credit
Unsecured Line of Credit	$84,000		$195,900		$126	$336	2.308%	09/28/07

(1)	At June 30, 2004, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XI and the Acquisition Mortgage Loan XII include unamortized premiums of $83, $2,481, $561 and $287, respectively. At December 31, 2003, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XI and the Acquisition Mortgage Loan XII include unamortized premiums of $102, $2,673, $597 and $305, respectively.

(2)	At June 30, 2004, the 2007 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2014 Notes and the 2009 Notes are net of unamortized discounts of $15, $129, $17, $189, $407, $1,075, $621, $15,496 and $216, respectively. At December 31, 2003, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $18, $343, $134, $17, $193, $437, $1,144 and $632, respectively.

(3)	The 2011 PATS were exchanged for the 2014 Notes on May 17, 2004.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

4.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit, continued

     The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount
Remainder of 2004	$628
2005	51,342
2006	155,601
2007	235,433
2008	1,560
Thereafter	1,045,980

Total	$1,490,544

     Other Comprehensive Income:

     In conjunction with the prior issuances of senior unsecured debt, the Company entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the “Interest Rate Protection Agreements”). In the next 12 months, the Company will amortize approximately $1,099 into net income by reducing interest expense.

     In March 2004, the Company, through the Operating Partnership, entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement had a notional value of $73,500, was effective from July 1, 2004 through July 1, 2009 and fixed the LIBOR rate at 3.354%. In conjunction with the offering of the 2009 Notes, the Company settled this interest rate protection agreement and received proceeds in the amount of $3,817, which is recognized in other comprehensive income. The Company is amortizing this settlement amount into net income over the life of the 2009 Notes as an adjustment to interest expense.

     In March 2004, the Company, through the Operating Partnership, entered into another interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement had a notional value of $73,500, was effective from August 15, 2004 through August 15, 2009 and fixed the LIBOR rate at 3.326%. In May 2004, the Company reduced the projected amount of the future debt offering and settled $24,500 of this interest rate protection agreement for proceeds in the amount of $1,450 which is recognized in net income. In conjunction with the offering of the 2009 Notes, the Company settled the remaining $49,000 of this interest rate protection agreement and received proceeds in the amount of $2,840, which is recognized in other comprehensive income. The Company is amortizing this settlement amount into net income over the life of the 2009 Notes as an adjustment to interest expense.

5.	Stockholders’ Equity

     Preferred Stock:

     On February 4, 1998, the Company issued 5,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the “Series D Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. On or after February 4, 2003, the Series D Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $125,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Company redeemed the Series D Preferred Stock on June 7, 2004 at a redemption price of $25.00 per Depositary Share, and paid a prorated second

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

5.	Stockholders’ Equity, continued

quarter dividend of $.36990 per Depositary Share, totaling approximately $1,850. In accordance with the Securities and Exchange Commission's July 31, 2003 clarification on Emerging Issues Task Force Abstract, Topic No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“EITF D-42”), due to the redemption of the Series D Preferred Stock, the initial offering costs associated with the issuance of the Series D Preferred Stock of $4,467 were reflected as a reduction of net income available to common stockholders in determining earnings per share for the six and three months ended June 30, 2004.

     On March 18, 1998, the Company issued 3,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the “Series E Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. On or after March 18, 2003, the Series E Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $75,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Company redeemed the Series E Preferred Stock on June 7, 2004 at a redemption price of $25.00 per Depositary Share, and paid a prorated second quarter dividend of $.36757 per Depositary Share, totaling approximately $1,103. In accordance with EITF D-42, due to the redemption of the Series E Preferred Stock, the initial offering costs associated with the issuance of the Series E Preferred Stock of $2,892 were reflected as a reduction of net income available to common stockholders in determining earnings per share for the six and three months ended June 30, 2004.

     On May 27, 2004, the Company issued 50,000 Depositary Shares, each representing 1/100th of a share of the Company’s 6.236%, $.01 par value, Series F Flexible Cumulative Redeemable Preferred Stock (the “Series F Preferred Stock”), at an initial offering price of $1,000.00 per Depositary Share. Dividends on the Series F Preferred Stock are cumulative from the date of initial issuance and are payable semi-annually in arrears for the period from the date of original issuance through March 31, 2009 (the “Series F Initial Fixed Rate Period”), commencing on September 30, 2004, at a rate of 6.236% per annum of the liquidation preference (the “Series F Initial Distribution Rate”) (equivalent to $62.36 per Depositary Share). On or after March 31, 2009, the Series F Initial Distribution Rate is subject to reset, at the Company’s option, subject to certain conditions and parameters, at fixed or floating rates and periods. Fixed rates and periods will be determined through a remarketing procedure. Floating rates during floating rate periods will equal 2.375% (the initial credit spread), plus the greater of (i) the 3-month LIBOR Rate, (ii) the 10-year Treasury CMT Rate (as defined in the Articles Supplementary), and (iii) the 30-year Treasury CMT Rate (the adjustable rate) (as defined in the Articles Supplementary), reset quarterly. Dividends on the Series F Preferred Stock are payable semi-annually in arrears for fixed rate periods subsequent to the Series F Initial Fixed Rate Period and quarterly in arrears for floating rate periods. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series F Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s 8.625%, $.01 par value, Series C Cumulative Preferred Stock (the “Series C Preferred Stock”) and Series G Preferred Stock (hereinafter defined). On or after March 31, 2009, subject to any conditions on redemption applicable in any fixed rate period subsequent to the Series F Initial Fixed Rate Period, the Series F Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $1,000.00 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series F Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

     On May 27, 2004, the Company issued 25,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.236%, $.01 par value, Series G Flexible Cumulative Redeemable Preferred Stock (the “Series G Preferred Stock”), at an initial offering price of $1,000.00 per Depositary Share. Dividends on the Series G Preferred Stock are cumulative from the date of initial issuance and are payable semi-annually in arrears for the period from the date of original issuance of the Series G Preferred Stock through March 31, 2014 (the “Series G Initial Fixed Rate Period”), commencing on September 30, 2004, at a rate of 7.236% per annum of the liquidation preference (the “Series G Initial

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

5. Stockholders’ Equity, continued

Distribution Rate”) (equivalent to $72.36 per Depositary Share). On or after March 31, 2014, the Series G Initial Distribution Rate is subject to reset, at the Company’s option, subject to certain conditions and parameters, at fixed or floating rates and periods. Fixed rates and periods will be determined through a remarketing procedure. Floating rates during floating rate periods will equal 2.500% (the initial credit spread), plus the greater of (i) the 3-month LIBOR Rate, (ii) the 10-year Treasury CMT Rate (as defined in the Articles Supplementary), and (iii) the 30-year Treasury CMT Rate (the adjustable rate) (as defined in the Articles Supplementary), reset quarterly. Dividends on the Series G Preferred Stock are payable semi-annually in arrears for fixed rate periods subsequent to the Series G Initial Fixed Rate Period and quarterly in arrears for floating rate periods. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series G Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series C Preferred Stock and Series F Preferred Stock. On or after March 31, 2014, subject to any conditions on redemption applicable in any fixed rate period subsequent to the Series G Initial Fixed Rate Period, the Series G Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $1,000.00 per Depositary Share, or $25,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series G Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

     On June 2, 2004, the Company issued 500 shares of 2.965%, of the Company’s $.01 par value, Series H Flexible Cumulative Redeemable Preferred Stock (the “Series H Preferred Stock”), at an initial offering price of $250,000 per share. On or after July 2, 2004, the Series H Preferred Stock became redeemable for cash at the option of the Company, in whole but not in part, at a redemption price equivalent, initially, to $242,875 per share, plus accrued and unpaid dividends. The Company redeemed the Series H Preferred Stock on July 2, 2004 and paid a prorated second and third quarter dividend of $629.555 per share, totaling approximately $315. In accordance with EITF D-42, due to the redemption of the Series H Preferred Stock, the initial offering costs associated with the issuance of the Series H Preferred Stock of $.6  million will be reflected as a reduction of net income available to common stockholders in determining earnings per share for the nine and three months ended September 30, 2004.

Dividend/Distributions:

     The following table summarizes dividends/distributions accrued during the six months ended June 30, 2004.

	Six Months Ended June 30, 2004
	Dividend/Distribution	Total Dividend/
	per Share/Unit	Distribution
Common Stock/Operating Partnership Units	$1.370	$65,461
Series C Preferred Stock	$107.812	$2,156
Series D Preferred Stock	$86.678	$4,334
Series E Preferred Stock	$86.132	$2,585
Series F Preferred Stock	$588.956	$294
Series G Preferred Stock	$683.400	$171
Series H Preferred Stock	$588.938	$294

     Non-Qualified Employee Stock Options:

     During the six months ended June 30, 2004, certain employees of the Company exercised 1,393,969 non-qualified employee stock options. Net proceeds to the Company were approximately $31,967.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

5.	Stockholders’ Equity, continued

     Restricted Stock:

     During the six months ended June 30, 2004, the Company awarded 206,117 shares of restricted common stock to certain employees and 2,266 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $8,068 on the date of grant.

The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

6.	Acquisition and Development of Real Estate

     During the six months ended June 30, 2004, the Company acquired 23 industrial properties comprising approximately 3.5 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $130,163, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The Company also completed the development of eight industrial properties comprising approximately 1.2 million square feet of GLA at an estimated cost of approximately $63.0 million.

7.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

     During the six months ended June 30, 2004, the Company sold 53 industrial properties comprising approximately 4.3 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 53 industrial properties and several land parcels were approximately $223,290. The gain on sale of real estate was approximately $58,220. Fifty of the 53 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 50 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate for the three industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

     At June 30, 2004, the Company had two industrial properties comprising approximately .2 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the two industrial properties held for sale at June 30, 2004 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

     Income from discontinued operations for the six months ended June 30, 2004 reflects the results of operations and gain on sale of real estate of 50 industrial properties that were sold during the six months ended June 30, 2004 as well as the results of operations of two industrial properties held for sale at June 30, 2004.

     Income from discontinued operations for the six months ended June 30, 2003 reflects the results of operations of 50 industrial properties that were sold during the six months ended June 30, 2004, two industrial properties identified as held for sale at June 30, 2004, 120 industrial properties that were sold during the year ended December 31, 2003, as well as the gain on sale of real estate from 41 industrial properties which were sold during the six months ended June 30, 2003.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

7.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations, continued

     The following table discloses certain information regarding the industrial properties included in discontinued operations by the Company for the six and three months ended June 30, 2004 and 2003.

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Total Revenues	$7,566	$23,226	$2,452	$10,637
Operating Expenses	(2,732)	(7,763)	(882)	(3,384)
Depreciation and Amortization	(1,602)	(4,998)	(595)	(2,446)
Gain on Sale of Real Estate	51,637	34,831	26,906	16,374

Income from Discontinued Operations	$54,869	$45,296	$27,881	$21,181

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

8.	Supplemental Information to Statements of Cash Flows

     Supplemental disclosure of cash flow information:

	Six Months Ended
	June 30,	June 30,
	2004	2003
Interest paid, net of capitalized interest	$47,509	$47,893

Interest capitalized	$649	$366

Supplemental schedule of noncash investing and financing activities:
Distribution payable on common stock/units	$32,737	$31,607

Distribution payable on preferred stock	$759	$—

Exchange of units for common shares:
Minority interest	$(3,948)	$(1,011)
Common stock	2	1
Additional paid-in-capital	3,946	1,010

	$—	$—

In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:
Purchase of real estate	$130,163	$132,654
Deferred purchase price	—	(10,425)
Accounts payable and accrued expenses	(599)	(712)
Mortgage Debt	—	(14,157)

Acquisition of real estate	$129,564	$107,360

In conjunction with certain property sales, the Company provided seller financing:
Notes receivable	$60,271	$10,109

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

9. Earnings Per Share (“EPS”)

     The computation of basic and diluted EPS is presented below:

	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Numerator:
Income from Continuing Operations	$2,422	$11,511	$293	$2,599
Gain on Sale of Real Estate, Net of Minority Interest	5,660	3,947	2,878	2,840
Less: Preferred Stock Dividends	(9,834)	(10,088)	(4,790)	(5,044)
Less: Redemption of Series D and E Preferred Stock	(7,359)	—	(7,359)	—

(Loss) Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest - For Basic and Diluted EPS	(9,111)	5,370	(8,978)	395
Discontinued Operations, Net of Minority Interest	47,176	38,565	24,047	18,034

Net Income Available to Common Stockholders - For Basic and Diluted EPS	$38,065	$43,935	$15,069	$18,429

Denominator:
Weighted Average Shares — Basic	39,932,957	38,416,100	40,336,334	38,445,785
Effect of Dilutive Securities:
Employee and Director Common Stock Options	241,045	83,990	150,944	105,759
Employee and Director Shares of Restricted Stock	130,356	1,505	96,241	21,423

Weighted Average Shares — Diluted	40,304,358	38,501,595	40,583,519	38,572,967

Basic EPS:
(Loss) Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest	$(0.23)	$0.14	$(0.22)	$0.01

Discontinued Operations, Net of Minority Interest	$1.18	$1.00	$0.60	$0.47

Net Income Available to Common Stockholders	$0.95	$1.14	$0.37	$0.48

Diluted EPS:
(Loss) Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest	$(0.23)	$0.14	$(0.22)	$0.01

Discontinued Operations, Net of Minority Interest	$1.17	$1.00	$0.59	$0.47

Net Income Available to Common Stockholders	$0.94	$1.14	$0.37	$0.48

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

     The Company has committed to the construction of 24 development projects totaling approximately 2.8 million square feet of GLA for an estimated investment of approximately $149.0 million. Of this amount, approximately $47.7 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Company’s Unsecured Line of Credit. The Company expects to place in service 21 of the 24 development projects during the next twelve months. There can be no assurance that the Company will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

11. Subsequent Events

     From July 1, 2004 to July 30, 2004, the Company acquired four industrial properties for an aggregate purchase price of approximately $6,713, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold one industrial property for approximately $6,750 of gross proceeds.

     On July 2, 2004, the Company redeemed the Series H Preferred Stock (see Note 5).

     On July 19, 2004, the Company and the Operating Partnership paid a second quarter 2004 dividend/distribution of $.6850 per common share/Unit, totaling approximately $32,737.

     On July 28, 2004, the Company declared a third quarter 2004 dividend on its Series C Preferred Stock of $53.906 (equivalent to $.53906 per Depositary Share) payable on September 30, 2004, to stockholders of record on September 15, 2004.

FIRST INDUSTRIAL REALTY TRUST, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

     The following discussion and analysis of First Industrial Realty Trust, Inc.’s (the “Company”) financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of financing, interest rate levels, competition, supply and demand for industrial properties in the Company’s current and proposed market areas, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs and changes in general accounting principles, policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

     The Company was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner with an approximate 86.3% ownership interest at June 30, 2004. Minority interest in the Company at June 30, 2004 represents the approximate 13.7% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

     As of June 30, 2004, the Company owned 814 in-service properties located in 22 states, containing an aggregate of approximately 59.2 million square feet of gross leasable area (“GLA”). Of the 814 in-service industrial properties owned by the Company, 683 are held by the Operating Partnership and limited liability companies of which the Operating Partnership is the sole member, 101 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners and 30 are held by an entity wholly-owned by the Operating Partnership. The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to three joint ventures which invest in industrial properties (the “September 1998 Joint Venture”, the “December 2001 Joint Venture” and the “May 2003 Joint Venture”).

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

RESULTS OF OPERATIONS

     At June 30, 2004, the Company owned 814 in-service industrial properties with approximately 59.2 million square feet of GLA, compared to 888 in-service industrial properties with approximately 60.4 million square feet of GLA at June 30, 2003. During the period between July 1, 2003 and June 30, 2004, the Company acquired 60 in-service industrial properties containing approximately 6.4 million square feet of GLA, completed development of 16 industrial properties totaling approximately 2.0 million square feet of GLA and sold 135 in-service industrial properties totaling approximately 8.6 million square feet of GLA, three out of service industrial properties and several land parcels. The Company also took 31 industrial properties out of service comprising approximately 3.0 million square feet of GLA and placed in service 16 industrial properties comprising approximately 2.0 million square feet of GLA.

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

     The tables below summarize the Company’s revenues, property expenses and depreciation and other amortization by various categories. Same store properties are in-service properties owned prior to January 1, 2003. Acquired properties are in-service properties that were acquired subsequent to December 31, 2002. During the six months ended June 30, 2004 and year ended December 31, 2003, the Company acquired 87 industrial properties totaling approximately 10.1 million square feet of GLA at a total purchase price of $357.1 million. Sold properties are properties that were sold subsequent to December 31, 2002. During the six months ended June 30, 2004 and year ended December 31, 2003, the Company sold 183 industrial properties totaling approximately 11.7 million square feet of GLA for gross sales proceeds of $597.6 million. Properties that are not placed in-service are properties that have not been placed in-service as of December 31, 2002. These properties are placed in-service as they reach stabilized occupancy. Other revenues are derived from the operations of the Company’s maintenance company, fees earned from the Company’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Company’s maintenance company and other miscellaneous expenses.

     The Company’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Company’s future revenues and expenses may vary materially from historical rates.

     For the first six months of 2004, the Company’s revenues continued to be impacted by a soft leasing market attributable to a weak economy. At June 30, 2004 and 2003, the occupancy rates of the Company’s in-service properties were 88.6% and 87.4%, respectively. For the six months ended June 30, 2004 and 2003, the Company’s cash on cash rental rate change on new leases and renewals was (3.2%) and (4.8%), respectively.

     Revenues from same store properties decreased $14.5 million, or 9.9%, due primarily to a $10.7 million lease termination fee the Company received in the first quarter of 2003. Revenues from acquired properties increased $11.6 million, due to properties acquired subsequent to December 31, 2002. Revenues from sold properties decreased $18.4 million, or 68.4%, due to properties sold subsequent to December 31, 2002.

	Six Months Ended June 30,
	2004	2003	$ Change	% Change
REVENUES ($ in 000’s)
Same Store Properties	$131,718	$146,192	$(14,474)	-9.9%
Acquired Properties	12,900	1,258	11,642	925.4%
Sold Properties	8,491	26,893	(18,402)	-68.4%
Properties Not Placed in-service	11,752	5,643	6,109	108.3%
Other	5,064	3,800	1,264	33.3%

	$169,925	$183,786	$(13,861)	-7.5%
Discontinued Operations	(7,566)	(23,226)	15,660	-67.4%

Total Revenues	$162,359	$160,560	$1,799	1.1%

     Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased by $3.2 million due to properties acquired subsequent to December 31, 2002. Property expenses from sold properties decreased by $5.9 million, or 64.3%, due to properties sold subsequent to December 31, 2002.

	Six Months Ended June 30,
	2004	2003	$Change	%Change
PROPERTY EXPENSES ($ in 000’s)
Same Store Properties	$43,735	$45,491	$(1,756)	-3.9%
Acquired Properties	3,440	265	3,175	1198.1%
Sold Properties	3,264	9,150	(5,886)	-64.3%
Properties Not Placed in-service	4,678	2,219	2,459	110.8%
Other	2,739	2,697	42	1.6%

	$57,856	$59,822	$(1,966)	-3.3%
Discontinued Operations	(2,732)	(7,763)	5,031	-64.8%

Total Property Expenses	$55,124	$52,059	$3,065	5.9%

     General and administrative expense increased by approximately $2.9 million, or 20.7%, due primarily to increases in employee compensation and additional employees in 2004.

     Amortization of deferred financing costs remained relatively unchanged.

     The increase in depreciation and other amortization for the same store properties is primarily due to a net increase in leasing commissions and tenant improvements paid in 2004 and 2003. Depreciation and other amortization from acquired properties increased by $2.3 million due to properties acquired subsequent to December 31, 2002. Depreciation and other amortization from sold properties decreased by $3.7 million, or 67.3%, due to properties sold subsequent to December 31, 2002.

	Six Months Ended June 30,
	2004	2003	$Change	% Change
DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$36,454	$32,531	$3,923	12.1%
Acquired Properties	2,590	269	2,321	862.8%
Sold Properties	1,785	5,465	(3,680)	-67.3%
Properties Not Placed in-service and Other	5,439	410	5,029	1226.6%
Corporate Furniture, Fixtures and Equipment	640	627	13	2.1%

	$46,908	$39,302	$7,606	19.4%
Discontinued Operations	(1,602)	(4,998)	3,396	-67.9%

Total Depreciation and Other Amortization	$45,306	$34,304	$11,002	32.1%

     Interest income remained relatively unchanged.

     In March 2004, the Company, through the Operating Partnership, entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement had a notional value of $73.5 million, was effective from August 15, 2004 through August 15, 2009 and fixed the LIBOR rate at 3.326%. In May 2004, the Company reduced the projected amount of the future debt offering and settled $24.5 million of this interest rate protection agreement for proceeds in the amount of $1.5 million which is recognized in net income for the six months ended June 30, 2004.

     Interest expense decreased by approximately $.1 million due primarily to a decrease in the weighted average interest rate for the six months ended June 30, 2004 (6.69%) as compared to the six months ended June 30, 2003 (6.71%) and an increase in capitalized interest for the six months ended June 30, 2004 due to an increase in development activities. This was partially offset by an increase in the weighted average debt balance outstanding for the six months ended June 30, 2004 ($1,451.8 million) as compared to the six months ended June 30, 2003 ($1,447.1 million).

     Equity in income of joint ventures remained relatively unchanged.

     The $6.6 million gain on sale of real estate for the six months ended June 30, 2004 resulted from the sale of three industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $4.6 million gain on sale of real estate for the six months ended June 30, 2003 resulted from the sale of four industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

     Income from discontinued operations for the six months ended June 30, 2004 reflects the results of operations and gain on sale of real estate of $51.6 million relating to 50 industrial properties that were sold during the six months ended June 30, 2004 and the results of operations of two properties that were identified as held for sale at June 30, 2004.

     Income from discontinued operations for the six months ended June 30, 2003 reflects the results of operations of 50 industrial properties that were sold during the six months ended June 30, 2004, two properties that were identified as held for sale at June 30, 2004, 120 industrial properties that were sold during the twelve months ended December 31, 2003 as well as the gain on sale of real estate of $34.8 million from the 41 industrial properties which were sold during the six months ended June 30, 2003.

     The following table discloses certain information regarding the industrial properties included in discontinued operations by the Company for the six months ended June 30, 2004 and 2003.

	Six Months Ended June 30,
($ in 000’s)	2004	2003
Total Revenues	$7,566	$23,226
Operating Expenses	(2,732)	(7,763)
Depreciation and Amortization	(1,602)	(4,998)
Gain on Sale of Real Estate	51,637	34,831

Income from Discontinued Operations	$54,869	$45,296

Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30, 2003

     The tables below summarize the Company’s revenues, property expenses and depreciation and other amortization by various categories. Same store properties are in-service properties owned prior to April 1, 2003. Acquired properties are in-service properties that were acquired subsequent to March 31, 2003. During the period of April 1, 2003 through June 30, 2004, the Company acquired 86 industrial properties totaling approximately 9.6 million square feet of GLA at a total purchase price of $336.7 million. Sold properties are properties that were sold subsequent to March 31, 2003. During the period of April 1, 2003 through June 30, 2004, the Company sold 161 industrial properties totaling approximately 10.6 million square feet of GLA for gross sales proceeds of $533.2 million. Properties that are not placed in-service are properties that have not been placed in-service as of December 31, 2002. These properties are placed in-service as they reach stabilized occupancy. Other revenues are derived from the operations of the Company’s maintenance company, fees earned from the Company’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Company’s maintenance company and other miscellaneous expenses.

     The Company’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Company’s future revenues and expenses may vary materially from historical rates.

     In the second quarter of 2004, the Company’s revenues continued to be impacted by a soft leasing market attributable to a weak economy. At June 30, 2004 and 2003, the occupancy rates of the Company’s in-service properties were 88.6% and 87.4%, respectively. For the three months ended June 30, 2004 and 2003, the Company’s cash on cash rental rate change on new leases and renewals was (2.7%) and (6.9%), respectively.

     Revenues from same store properties decreased $1.9 million, or 2.8%, due primarily to a decrease in rental rates on new leases. Revenues from acquired properties increased $6.1 million, due to properties acquired subsequent to March 31, 2003. Revenues from sold properties decreased $9.6 million, or 76.7%, due to properties sold subsequent to March 31, 2003.

	Three Months Ended June 30,
	2004	2003	$ Change	% Change
REVENUES ($ in 000’s)
Same Store Properties	$65,559	$67,477	$(1,918)	-2.8%
Acquired Properties	7,141	1,070	6,071	567.4%
Sold Properties	2,920	12,546	(9,626)	-76.7%
Properties Not Placed in-service	5,208	2,815	2,393	85.0%
Other	1,867	2,600	(733)	-28.2%

	$82,695	$86,508	$(3,813)	-4.4%
Discontinued Operations	(2,452)	(10,637)	8,185	-76.9%

Total Revenues	$80,243	$75,871	$4,372	5.8%

     Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased by $1.6 million due to properties acquired subsequent to March 31, 2003. Property expenses from sold properties decreased by $3.0 million, or 73.5%, due to properties sold subsequent to March 31, 2003.

	Three Months Ended June 30,
	2004	2003	$ Change	% Change
PROPERTY EXPENSES ($ in 000’s)
Same Store Properties	$21,139	$22,271	$(1,132)	-5.1%
Acquired Properties	1,794	178	1,616	907.9%
Sold Properties	1,086	4,102	(3,016)	-73.5%
Properties Not Placed in-service	2,219	1,119	1,100	98.3%
Other	1,525	969	556	57.4%

	$27,763	$28,639	$(876)	-3.1%
Discontinued Operations	(882)	(3,384)	2,502	-73.9%

Total Property Expenses	$26,881	$25,255	$1,626	6.4%

     General and administrative expense increased by approximately $2.4 million, or 33.8%, due primarily to increases in employee compensation and additional employees in 2004.

     Amortization of deferred financing costs remained relatively unchanged.

     The increase in depreciation and other amortization for the same store properties is primarily due to a net increase in leasing commissions and tenant improvements paid in 2004 and 2003. Depreciation and other amortization from acquired properties increased by $.2 million due to properties acquired subsequent to March 31, 2003. Depreciation and other amortization from sold properties decreased by $2.0 million, or 74.9%, due to properties sold subsequent to March 31, 2003.

	Three Months Ended June 30,
	2004	2003	$ Change	% Change
DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$18,865	$16,617	$2,248	13.5%
Acquired Properties	426	269	157	58.4%
Sold Properties	668	2,664	(1,996)	-74.9%
Properties Not Placed in-service and Other	3,810	188	3,622	1926.6%
Corporate Furniture, Fixtures and Equipment	321	319	2	0.6%

	$24,090	$20,057	$4,033	20.1%
Discontinued Operations	(595)	(2,446)	1,851	-75.7%

Total Depreciation and Other Amortization	$23,495	$17,611	$5,884	33.4%

     Interest income increased by approximately $.4 million due primarily to an increase in the average mortgage loans receivable outstanding during the three months ended June 30, 2004 ($68.6 million) as compared to the three months ended June 30, 2003 ($45.1 million).

     In March 2004, the Company entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement had a notional value of $73.5 million, was effective from August 15, 2004 through August 15, 2009 and fixed the LIBOR rate at 3.326%. In May 2004, the Company reduced the projected amount of the future debt offering and settled $24.5 million of this interest rate protection agreement for proceeds in the amount of $1.5 million which is recognized in net income for the three months ended June 30, 2004.

     Interest expense remained relatively unchanged. The weighted average interest rate increased for the three months ended June 30, 2004 (6.84%) as compared to the three months ended June 30, 2003 (6.65%). The weighted average debt balance outstanding decreased for the three months ended June 30, 2004 ($1,425.1 million) as compared to the three months ended June 30, 2003 ($1,456.1 million).

     Equity in income of joint ventures remained relatively unchanged.

     The $3.3 million gain on sale of real estate for the three months ended June 30, 2004 resulted from the sale of one industrial property and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $3.3 million gain on sale of real estate for the three months ended June 30, 2003 resulted from the sale of three industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

     Income from discontinued operations for the three months ended June 30, 2004 reflects the results of operations and gain on sale of real estate of $26.9 million relating to 30 industrial properties that were sold during the three months ended June 30, 2004 and the results of operations of two properties that were identified as held for sale at June 30, 2004.

     Income from discontinued operations for the three months ended June 30, 2003 reflects the results of operations of 30 industrial properties that were sold during the three months ended June 30, 2004, two properties that were identified as held for sale at June 30, 2004, 120 industrial properties that were sold during the twelve months ended December 31, 2003 as well as the gain on sale of real estate of $16.4 million from the 20 industrial properties which were sold during the three months ended June 30, 2003.

     The following table discloses certain information regarding the industrial properties included in discontinued operations by the Company for the three months ended June 30, 2004 and 2003.

	Three Months Ended June 30,
($ in 000’s)	2004	2003
Total Revenues	$2,452	$10,637
Operating Expenses	(882)	(3,384)
Depreciation and Amortization	(595)	(2,446)
Gain on Sale of Real Estate	26,906	16,374

Income from Discontinued Operations	$27,881	$21,181

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2004, the Company’s restricted cash was approximately $68.9 million. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Company exchanges industrial properties under Section 1031 of the Internal Revenue Code.

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

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional equity securities. As of June 30, 2004, $514.2 million of common stock, preferred stock and depositary shares and $125.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. As of July 30, 2004, $514.2 million of common stock, preferred stock and depositary shares and $125.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. On July 30, 2004, the Company filed a new shelf registration statement with the Securities and Exchange Commission. Once effective, the new shelf registration statements will add $375 million of registered and unissued debt securities to the Company’s current capacity. The Company also may finance the development or acquisition of additional properties through borrowings under the Unsecured Line of Credit. At June 30, 2004, borrowings under the Unsecured Line of Credit bore interest at a weighted average interest rate of 2.308%. The Unsecured Line of Credit bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Company’s election. As of July 30, 2004 the Company had approximately $46.4 million available for additional borrowings under the Unsecured Line of Credit.

Six Months Ended June 30, 2004

     Net cash provided by operating activities of approximately $24.5 million for the six months ended June 30, 2004 was comprised primarily of net income before minority interest of approximately $61.5 million, offset by the net change in operating assets and liabilities of approximately $26.0 million and adjustments for non-cash items of approximately $11.0 million. The adjustments for the non-cash items of approximately $11.0 million are primarily comprised of the gain on sale of real estate of approximately $58.2 million, the effect of the straight-lining of rental income of approximately $2.8 million and a decrease of the bad debt provision of approximately $.5 million, substantially offset by depreciation and amortization of approximately $50.5 million.

     Net cash used in investing activities of approximately $6.0 million for the six months ended June 30, 2004 was comprised primarily by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate and contributions to and investments in one of the Company’s industrial real estate joint ventures, partially offset by the net proceeds from the sale of real estate, the repayment of mortgage loans receivable, a decrease in restricted cash that is held by an intermediary for Section 1031 exchange purposes and distributions from two of the Company’s industrial real estate joint ventures.

     During the six months ended June 30, 2004, the Company sold 53 industrial properties comprising approximately 4.3 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 53 industrial properties and several land parcels were approximately $223.3 million.

     During the six months ended June 30, 2004, the Company acquired 23 industrial properties comprising approximately 3.5 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $130.2 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The Company also completed the development of eight industrial properties comprising approximately 1.2 million square feet of GLA at an estimated cost of approximately $63.0 million.

     The Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $4.0 million and received distributions of approximately $1.2 million from the Company’s real estate joint ventures. As of June 30, 2004, the Company’s industrial real estate joint ventures owned 82 industrial properties comprising approximately 9.4 million square feet of GLA.

     Net cash used in financing activities of approximately $19.3 million for the six months ended June 30, 2004 was comprised primarily by the redemption of preferred stock, net repayments under the Company’s Unsecured Line of Credit, common and preferred stock dividends and unit distributions, preferred stock offering costs, debt issuance costs incurred in conjunction with the issuance of senior unsecured debt, the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock, and repayments on mortgage loans payable, partially offset by the proceeds from the sale of preferred stock, proceeds from the issuance of senior unsecured debt, the settlement of interest rate protection agreements in connection with the issuance of senior unsecured debt, the net proceeds from the exercise of stock options and a book overdraft.

     On January 19, 2004, the Company and the Operating Partnership paid a fourth quarter 2003 distribution of $0.6850 per common share/Unit, totaling approximately $31.9 million. On April 19, 2004, the Company and the Operating Partnership paid a first quarter 2004 distribution of $0.6850 per common share/Unit, totaling approximately $32.7 million.

     On March 31, 2004, the Company paid first quarter 2004 dividends of $53.906 per share (equivalent to $.53906 per Depositary Share) on its 8.625%, $.01 par value, Series C Cumulative Preferred Stock (the “Series C Preferred Stock”), $49.688 per share (equivalent to $.49688 per Depositary Share) on its 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the “Series D Preferred Stock”) and $49.375 per share (equivalent to $.49375 per Depositary Share) on its 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the “Series E Preferred Stock”), totaling, in the aggregate, approximately $5.0 million. On June 30, 2004, the Company paid a second quarter 2004 dividend of $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, totaling approximately $1.1 million.

     On May 17, 2004, the Company, through the Operating Partnership, exchanged $125.0 million of senior unsecured debt which matures on June 1, 2014 and bears a coupon interest rate of 6.42% (the “2014 Notes”) for $100.0 million aggregate principal amount of its 7.375% Notes due 2011 (the “2011 PATS”) and net cash in the amount of approximately $8.9 million. The issue price of the 2014 Notes was 99.123%.

     On June 14, 2004, the Company, through the Operating Partnership, issued $125.0 million of senior unsecured debt which matures on June 15, 2009 and bears a coupon interest rate of 5.25% (the “2009 Notes”). The issue price of the 2009 Notes was 99.826%. The Company also entered into interest rate protection agreements which were used to fix the interest rate on the 2009 Notes prior to issuance. The Company settled the interest rate protection agreements for approximately $6.7 million of proceeds, which is included in other comprehensive income.

     On June 11, 2004, the Company, through the Operating Partnership, amended and restated its $300.0 million Unsecured Line of Credit. The Unsecured Line of Credit matures on September 28, 2007 and bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Company’s election.

     The Company redeemed the Series D Preferred Stock on June 7, 2004 at a redemption price of $25.00 per Depositary Share, and paid a prorated second quarter dividend of $.36990 per Depositary Share, totaling approximately $1.9 million. In accordance with the Securities and Exchange Commission’s July 31, 2003 clarification on Emerging Issues Task Force Abstract, Topic No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“EITF D-42), due to the redemption of the Series D Preferred Stock, the initial offering costs associated with the issuance of the Series D Preferred Stock of $4.5 million were reflected as a reduction of net income available to common stockholders in determining earnings per share for the six and three months ended June 30, 2004.

     The Company redeemed the Series E Preferred Stock on June 7, 2004 at a redemption price of $25.00 per Depositary Share, and paid a prorated second quarter dividend of $.36757 per Depositary Share, totaling approximately $1.1 million. In accordance with EITF D-42 due to the redemption of the Series E Preferred Stock, the initial offering costs associated with the issuance of the Series E Preferred Stock of $2.9 million were reflected as a reduction of net income available to common stockholders in determining earnings per share for the six and three months ended June 30, 2004.

     On May 27, 2004, the Company issued 50,000 Depositary Shares, each representing 1/100th of a share of the Company’s 6.236%, $.01 par value, Series F Flexible Cumulative Redeemable Preferred Stock (the “Series F Preferred Stock”), at an initial offering price of $1,000.00 per Depositary Share. Dividends on the Series F Preferred Stock are cumulative from the date of initial issuance and are payable semi-annually in arrears for the period from the date of original issuance through March 31, 2009 (the “Series F Initial Fixed Rate Period”), commencing on September 30, 2004, at a rate of 6.236% per annum of the liquidation preference (the “Series F Initial Distribution Rate”) (equivalent to $62.36 per Depositary Share). On or after March 31, 2009, the Series F Initial Distribution Rate is subject to reset, at the Company’s option, subject to certain conditions and parameters, at fixed or floating rates and periods. Fixed rates and periods will be determined through a remarketing procedure. Floating rates during floating rate periods will equal 2.375% (the initial credit spread), plus the greater of (i) the 3-month LIBOR Rate, (ii) the 10-year Treasury CMT Rate (as defined in the Articles Supplementary), and (iii) the 30-year Treasury CMT Rate (the adjustable rate)(as defined in the Articles Supplementary), reset quarterly. Dividends on the Series F Preferred Stock are payable semi-annually in arrears for fixed rate periods subsequent to the Series F Initial Fixed Rate Period and quarterly in arrears for floating rate periods. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series F Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series C Preferred Stock and Series G Preferred Stock (hereinafter defined). On or after March 31, 2009, subject to any conditions on redemption applicable in any fixed rate period subsequent to the Series F Initial Fixed Rate Period, the Series F Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $1,000.00 per Depositary Share, or $50.0 million in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series F Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

     On May 27, 2004, the Company issued 25,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.236%, $.01 par value, Series G Flexible Cumulative Redeemable Preferred Stock (the “Series G Preferred Stock”), at an initial offering price of $1,000.00 per Depositary Share. Dividends on the Series G Preferred Stock are cumulative from the date of initial issuance and are payable semi-annually in arrears for the period from the date of original issuance of the Series G Preferred Stock through March 31, 2014 (the “Series G Initial Fixed Rate Period”), commencing on September 30, 2004, at a rate of 7.236% per annum of the liquidation preference (the “Series G Initial Distribution Rate”) (equivalent to $72.36 per Depositary Share). On or after March 31, 2014, the Series G Initial Distribution Rate is subject to reset, at the Company’s option, subject to certain conditions and parameters, at fixed or floating rates and periods. Fixed rates and periods will be determined through a remarketing procedure. Floating rates during floating rate periods will equal 2.500% (the initial credit spread), plus the greater of (i) the 3-month LIBOR Rate, (ii) the 10-year Treasury CMT Rate (as defined in the Articles Supplementary), and (iii) the 30-year Treasury CMT Rate (the adjustable rate)(as defined in the Articles Supplementary), reset quarterly. Dividends on the Series G Preferred Stock are payable semi-annually in arrears for fixed rate periods subsequent to the Series G Initial Fixed Rate Period and quarterly in arrears for floating rate periods. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series G Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series C Preferred Stock and Series F Preferred Stock. On or after March 31, 2014, subject to any conditions on redemption applicable in any fixed rate period subsequent to the Series G Initial Fixed Rate Period, the Series G Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $1,000.00 per Depositary Share, or $25.0 million in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series G Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

     On June 2, 2004, the Company issued 500 shares of 2.965%, of the Company’s $.01 par value, Series H Flexible Cumulative Redeemable Preferred Stock (the “Series H Preferred Stock”), at an initial offering price of $250,000 per share. On or after July 2, 2004, the Series H Preferred Stock became redeemable for cash at the option of the Company, in whole but not in part, at a redemption price equivalent, initially, to $242,875 per share plus accrued and unpaid dividends. The Company redeemed the Series H Preferred Stock on July 2, 2004 and paid a prorated second and third quarter dividend of $629.555 per share, totaling approximately $.3 million. In accordance with EITF D-42, due to the redemption of the Series H Preferred Stock, the initial offering costs associated with the issuance of the Series H Preferred Stock of $.6 million will be reflected as a reduction of net income available to common stockholders in determining earnings per share for the nine and three months ended September 30, 2004.

     During the six months ended June 30, 2004, certain employees of the Company exercised 1,393,969 non-qualified employee stock options. Net proceeds to the Company were approximately $32.0 million.

     During the six months ended June 30, 2004, the Company awarded 206,117 shares of restricted common stock to certain employees and 2,266 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $8.1 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

Market Risk

     The following discussion about the Company’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at June 30, 2004 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

     In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

     At June 30, 2004, approximately $1,391.8 million (approximately 94.3% of total debt at June 30, 2004) of the Company’s debt was fixed rate debt and approximately $84.0 million (approximately 5.7% of total debt at June 30, 2004) was variable rate debt. Currently, the Company does not enter into financial instruments for trading or other speculative purposes.

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

     Based upon the amount of variable rate debt outstanding at June 30, 2004, a 10% increase or decrease in the interest rate on the Company’s variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.2 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at June 30, 2004 by approximately $53.3 million to $1,461.9 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at June 30, 2004 by approximately $57.6 million to $1,572.8 million.

Subsequent Events

     From July 1, 2004 to July 30, 2004, the Company acquired four industrial properties for an aggregate purchase price of approximately $6.7 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold one industrial for approximately $6.8 million of gross proceeds.

     On July 2, 2004, the Company redeemed the Series H Preferred Stock. See Note 5 to the consolidated financial statements.

     On July 19, 2004 the Company and the Operating Partnership paid a second quarter 2004 dividend/distribution of $.6850 per common share/Unit, totaling approximately $32.7 million.

     On July 28, 2004, the Company declared a third quarter 2004 dividend on its Series C Preferred Stock of $53.906 (equivalent to $.53906 per Depositary Share) payable on September 30, 2004, to stockholders of record on September 15, 2004.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

On June 2, 2004, the Company issued, in a private placement, 500 shares of Series H Flexible Cumulative Redeemable Preferred Stock, $.01 par value (the “Series H Shares”), to Wachovia Capital Investments, Inc. The price per share of the Series H Shares was $250,000, resulting in gross offering proceeds of $125.0 million. Proceeds to the Company, net of purchaser’s fee and total offering expenses, were approximately $120.8 million.

All of the Series H Shares were issued in reliance on Section 4 (2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. No underwriter was used in connection with such issuance.

On July 2, 2004, the Company redeemed the Series H Shares for a redemption price per share of $242,875, plus accrued and unpaid dividends.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 12, 2004, First Industrial Realty Trust, Inc. (the “Company”) held its Annual Meeting of Stockholders. At the meeting, two Class I directors of the Company were elected to serve until the 2007 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The votes cast for each director were as follows:

For election of Jay H. Shidler
Votes for: 37,560,899
Votes withheld: 635,645

For election of J. Steven Wilson
Votes for: 32,065,831
Votes withheld: 6,130,713

In addition, the appointment of PricewaterhouseCoopers LLP, as independent auditors of the Company for the fiscal year ending December 31, 2004, was ratified at the meeting with 37,528,814 shares voting in favor, 533,842 shares voting against and 113,888 shares abstaining.

Michael W. Brennan, Michael G. Damone and Kevin W. Lynch continue to serve as Class II directors until their present terms expire in 2005 and their successors are duly elected. John Rau, Robert J. Slater and W. Ed Tyler continue to serve as Class III directors until their present terms expire in 2006 and their successors are duly elected.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Report on Form 8-K

a) Exhibits:

Exhibit
Number	Description
3.1*	Articles Supplementary relating to First Industrial Realty Trust, Inc.’s 6.236% Series F Flexible Cumulative Redeemable Preferred Stock, $.01 par value

3.2*	Articles Supplementary relating to First Industrial Realty Trust, Inc.’s 7.236% Series G Flexible Cumulative Redeemable Preferred Stock, $.01 par value

4.1*	Deposit Agreement, dated May 27, 2004, by and among First Industrial Realty Trust, Inc., EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series F Depositary Receipts

4.2*	Deposit Agreement, dated May 27, 2004, by and among First Industrial Realty Trust, Inc., EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series G Depositary Receipts

10.1*	Eighth Amended and Restated Limited Partnership Agreement of First Industrial, L.P.

10.2*	Third Amended and Restated Unsecured Revolving Credit Agreement, dated as of June 11, 2004, among First Industrial, L.P., First Industrial Realty Trust, Inc., Bank One NA and certain other banks

10.3*	Form of Restricted Stock Award Agreement

10.4*	Form of Restricted Stock Award Agreement

10.5*	Form of Restricted Stock Award Agreement

10.6*	Form of Restricted Stock Award Agreement

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

b) Reports filed on Form 8-K:

Report on Form 8-K dated May 27, 2004 filing the underwriting agreement and certain other agreements with respect to the Company’s Series F and Series G Flexible Cumulative Redeemable Preferred Stock.

Report on Form 8-K dated May 18, 2004 reporting the Company’s ratio of earnings to fixed charges and preferred stock dividends for the three months ended March 31, 2004.

Report on Form 8-K dated July 30, 2004 updating Items 6, 7 and 8 of the Company’s 2003 Form 10-K to reflect the reclassification of operations from properties sold from January 1, 2004 to March 31, 2004 and industrial properties held for sale at March 31, 2004 as discontinued operations for all periods presented.

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

FIRST INDUSTRIAL REALTY TRUST, INC.
Date: August 5, 2004	By:	/s/ Scott A. Musil
Scott A. Musil
Senior Vice President- Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1*	Articles Supplementary relating to First Industrial Realty Trust, Inc.’s 6.236% Series F Flexible Cumulative Redeemable Preferred Stock, $.01 par value

3.2*	Articles Supplementary relating to First Industrial Realty Trust, Inc.’s 7.236% Series G Flexible Cumulative Redeemable Preferred Stock, $.01 par value

4.1*	Deposit Agreement, dated May 27, 2004, by and among First Industrial Realty Trust, Inc., EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series F Depositary Receipts

4.2*	Deposit Agreement, dated May 27, 2004, by and among First Industrial Realty Trust, Inc., EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series G Depositary Receipts

10.1*	Eighth Amended and Restated Limited Partnership Agreement of First Industrial, L.P.

10.2*	Third Amended and Restated Unsecured Revolving Credit Agreement, dated as of June 11, 2004, among First Industrial, L.P., First Industrial Realty Trust, Inc., Bank One NA and certain other banks

10.3*	Form of Restricted Stock Award Agreement

10.4*	Form of Restricted Stock Award Agreement

10.5*	Form of Restricted Stock Award Agreement

10.6*	Form of Restricted Stock Award Agreement

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*   Filed herewith

** Furnished herewith