Form 10-Q/A
period 2004-06-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 2004-11-09
CIK 921825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
AMENDMENT NO.1 TO FORM 10-Q

/X/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-13102

FIRST INDUSTRIAL REALTY TRUST, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	36-3935116 (I.R.S. Employer Identification No.)

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

Explanatory Note

This amendment on Form 10-Q/A to Form 10-Q of First Industrial Realty Trust, Inc., for the quarter ended June 30, 2004 includes revisions to historical financial data and related descriptions resulting from the Company’s determination that approximately $1.1 million of additional depreciation expense ($1.0 million net of minority interest) relating to certain properties should have been recorded in the second quarter of 2004. This amendment includes changes to Part I items, Item 1, Item 2 and Item 4, but is not intended to update other information presented in other items in this report as originally filed. We are not required to and we have not updated any forward looking statements previously included in the Form 10-Q filed on August 6, 2004.

FIRST INDUSTRIAL REALTY TRUST, INC.
Form 10-Q/A
For the Period Ended June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
(Unaudited)

	(As Restated)
	June 30,	December 31,
	2004	2003
ASSETS
Assets:
Investment in Real Estate:
Land	$441,831	$443,942
Buildings and Improvements	2,208,528	2,180,038
Furniture, Fixtures and Equipment	885	885
Construction in Progress	88,713	115,935
Less: Accumulated Depreciation	(368,461)	(349,252)

Net Investment in Real Estate	2,371,496	2,391,548

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $849 at June 30, 2004	14,787	—
Cash and Cash Equivalents	—	821
Restricted Cash	68,886	82,006
Tenant Accounts Receivable, Net	6,853	8,994
Investments in Joint Ventures	16,491	13,186
Deferred Rent Receivable	15,344	13,912
Deferred Financing Costs, Net	12,609	9,818
Prepaid Expenses and Other Assets, Net	173,262	127,738

Total Assets	$2,679,728	$2,648,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage Loans Payable, Net	$44,886	$45,746
Senior Unsecured Debt, Net	1,346,905	1,212,152
Unsecured Line of Credit	84,000	195,900
Accounts Payable and Accrued Expenses	66,978	77,156
Rents Received in Advance and Security Deposits	29,226	28,889
Dividends Payable	33,496	31,889

Total Liabilities	1,605,491	1,591,732

Commitments and Contingencies	—	—
Minority Interest	160,173	167,118
Stockholders’ Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized, 20,000, 500, 250 and 500 shares of Series C, F, G and H Cumulative Preferred Stock, respectively, issued and outstanding at June 30, 2004, having a liquidation preference of $2,500 per share ($50,000), $100,000 per share ($50,000), $100,000 per share ($25,000), and $250,000 per share ($125,000) respectively. At December 31, 2003, 20,000, 50,000 and 30,000 shares of Series C, D and E Cumulative Preferred Stock, respectively, was issued and outstanding, having a liquidation preference of $2,500 per share ($50,000), $2,500 per share ($125,000) and $2,500 per share ($75,000), respectively)
	—	1
Common Stock ($.01 par value, 100,000,000 shares authorized, 43,770,815 and 42,376,770 shares issued and 41,244,415 and 39,850,370 shares outstanding at June 30, 2004 and December 31, 2003)	438	424
Additional Paid-in-Capital	1,206,899	1,161,373
Distributions in Excess of Accumulated Earnings	(195,516)	(172,892)
Unearned Value of Restricted Stock Grants	(23,762)	(19,035)
Accumulated Other Comprehensive Loss	(3,407)	(10,110)
Treasury Shares at Cost (2,526,400 shares at June 30, 2004 and December 31, 2003)	(70,588)	(70,588)

Total Stockholders’ Equity	914,064	889,173

Total Liabilities and Stockholders’ Equity	$2,679,728	$2,648,023

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	(As Restated)
	Six Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2003
Revenues:
Rental Income	$121,971	$123,484
Tenant Recoveries and Other Income	40,388	37,076

Total Revenues	162,359	160,560

Expenses:
Real Estate Taxes	25,082	23,645
Repairs and Maintenance	12,752	12,196
Property Management	6,573	6,061
Utilities	5,867	4,984
Insurance	1,681	1,792
Other	3,169	3,381
General and Administrative	16,888	13,987
Amortization of Deferred Financing Costs	910	875
Depreciation and Other Amortization	46,444	34,304

Total Expenses	119,366	101,225

Other Income/Expense:
Interest Income	1,578	1,255
Gain on Settlement of Interest Rate Protection Agreement	1,450	—
Interest Expense	(47,684)	(47,792)
Loss From Early Retirement of Debt	—	(1,466)

Total Other Income/Expense	(44,656)	(48,003)

(Loss) Income from Continuing Operations Before Equity in Income of Joint Ventures and Income Allocated to Minority Interest	(1,663)	11,332
Equity in Income of Joint Ventures	546	443
Minority Interest Allocable to Continuing Operations	2,560	(264)

Income from Continuing Operations	1,443	11,511
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $51,637 and $34,831 for the Six Months Ended June 30, 2004 and 2003, respectively)	54,869	45,296
Minority Interest Allocable to Discontinued Operations	(7,693)	(6,731)

Income Before Gain on Sale of Real Estate	48,619	50,076
Gain on Sale of Real Estate	6,583	4,636
Minority Interest Allocable to Gain on Sale of Real Estate	(923)	(689)

Net Income	54,279	54,023
Less: Preferred Stock Dividends	(9,834)	(10,088)
Redemption of Series D and E Preferred Stock	(7,359)	—

Net Income Available to Common Stockholders	$37,086	$43,935

(Loss) Income from Continuing Operations Available to Common Stockholders Per Weighted Average Common Share Outstanding:
Basic	$(0.25)	$0.14

Diluted	$(0.25)	$0.14

Income from Discontinued Operations Available to Common Stockholders Per Weighted Average Common Share Outstanding:
Basic	$1.18	$1.00

Diluted	$1.17	$1.00

Net Income Available to Common Stockholders Per Weighted Average Common Share Outstanding:
Basic	$0.93	$1.14

Diluted	$0.92	$1.14

Net Income	$54,279	$54,023
Other Comprehensive Income:
Settlement of Interest Rate Protection Agreements	6,657	—
Mark-to-Market of Interest Rate Protection Agreements and Interest Rate Swap Agreements	(7)	311
Amortization of Interest Rate Protection Agreements	53	96

Comprehensive Income	$60,982	$54,430

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	(As Restated)
	Three Months	Three Months
	Ended	Ended
	June 30, 2004	June 30, 2003
Revenues:
Rental Income	$61,262	$57,503
Tenant Recoveries and Other Income	18,981	18,368

Total Revenues	80,243	75,871

Expenses:
Real Estate Taxes	12,355	11,838
Repairs and Maintenance	5,916	5,770
Property Management	3,808	2,586
Utilities	2,539	2,268
Insurance	863	882
Other	1,400	1,911
General and Administrative	9,665	7,223
Amortization of Deferred Financing Costs	464	437
Depreciation and Other Amortization	24,633	17,611

Total Expenses	61,643	50,526

Other Income/Expense:
Interest Income	866	479
Gain on Settlement of Interest Rate Protection Agreement	1,450	—
Interest Expense	(23,986)	(23,966)

Total Other Income/Expense	(21,670)	(23,487)

(Loss) Income from Continuing Operations Before Equity in Income of Joint Ventures and Income Allocated to Minority Interest	(3,070)	1,858
Equity in Income of Joint Ventures	301	269
Minority Interest Allocable to Continuing Operations	2,083	472

(Loss) Income from Continuing Operations	(686)	2,599
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $26,906 and $16,374 for the Three Months Ended June 30, 2004 and 2003, respectively)	27,881	21,181
Minority Interest Allocable to Discontinued Operations	(3,834)	(3,147)

Income Before Gain on Sale of Real Estate	23,361	20,633
Gain on Sale of Real Estate	3,337	3,336
Minority Interest Allocable to Gain on Sale of Real Estate	(459)	(496)

Net Income	26,239	23,473
Less: Preferred Stock Dividends	(4,790)	(5,044)
Redemption of Series D and E Preferred Stock	(7,359)	—

Net Income Available to Common Stockholders	$14,090	$18,429

(Loss) Income from Continuing Operations Available to Common Stockholders Per Weighted Average Common Share Outstanding:
Basic	$(0.25)	$0.01

Diluted	$(0.25)	$0.01

Income from Discontinued Operations Available to Common Stockholders Per Weighted Average Common Share Outstanding:
Basic	$0.60	$0.47

Diluted	$0.59	$0.47

Net Income Available to Common Stockholders Per Weighted Average Common Share Outstanding:
Basic	$0.35	$0.48

Diluted	$0.35	$0.48

Net Income	$26,239	$23,473
Other Comprehensive Income:
Settlement of Interest Rate Protection Agreements	6,657	—
Mark-to-Market of Interest Rate Protection Agreements and Interest Rate Swap Agreements	(388)	157
Amortization of Interest Rate Protection Agreements	(1)	49

Comprehensive Income	$32,507	$23,679

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	(As Restated)
	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$54,279	$54,023
Income Allocated to Minority Interest	6,056	7,684

Net Income Before Minority Interest	60,335	61,707
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	39,124	33,398
Amortization of Deferred Financing Costs	910	875
Other Amortization	11,594	8,491
Provision for Bad Debt	(455)	(230)
Loss From Early Retirement of Debt	—	1,466
Equity in Income of Joint Ventures	(546)	(443)
Distributions from Joint Ventures	546	443
Gain on Sale of Real Estate	(58,220)	(39,467)
Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(14,920)	(9,993)
Increase in Deferred Rent Receivable	(2,840)	(468)
Decrease in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	(11,018)	(7,154)
Decrease in Restricted Cash	—	2,742

Net Cash Provided by Operating Activities	24,510	51,367

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(186,456)	(162,633)
Net Proceeds from Sales of Investments in Real Estate	149,446	128,506
Contributions to and Investments in Joint Ventures	(4,020)	(1,742)
Distributions from Joint Ventures	620	1,447
Repayment of Mortgage Loans Receivable	21,245	40,581
Decrease in Restricted Cash	13,120	9,687

Net Cash (Used In) Provided by Investing Activities	(6,045)	15,846

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from the Issuance of Common Stock	31,967	3,000
Proceeds from the Sale of Preferred Stock	200,000	—
Preferred Stock Offering Costs	(5,576)	—
Redemption of Preferred Stock	(200,000)	—
Repurchase of Restricted Stock	(3,468)	(1,591)
Purchase of Treasury Shares	—	(997)
Proceeds from Maturity of U.S. Government Securities	—	15,832
Proceeds from Senior Unsecured Debt	134,496	—
Other Proceeds from Senior Unsecured Debt	6,657	—
Dividends/Distributions	(64,613)	(62,649)
Preferred Stock Dividends	(9,075)	(10,088)
Repayments on Mortgage Loans Payable	(594)	(37,965)
Proceeds from Unsecured Line of Credit	312,000	149,400
Repayments on Unsecured Line of Credit	(423,900)	(117,100)
Book Overdraft	6,580	—
Debt Issuance Costs	(3,760)	(53)

Net Cash Used in Financing Activities	(19,286)	(62,211)

Net (Decrease) Increase in Cash and Cash Equivalents	(821)	5,002
Cash and Cash Equivalents, Beginning of Period	821	—

Cash and Cash Equivalents, End of Period	$—	$5,002

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

     This amendment on Form 10-Q/A to Form 10-Q of First Industrial Realty Trust, Inc., for the quarter ended June 30, 2004 incorporates certain revisions to historical financial data and related descriptions. As a result of its own internal control procedures, the Company determined that approximately $1,138 of additional depreciation expense ($979 net of minority interest) relating to certain properties should have been recorded in the second quarter of 2004. Accordingly, the Company has recognized this additional depreciation expense in its results of operations for the six months and three months ended June 30, 2004. Due to this restatement, net income available to common stockholders for the three months ended June 30, 2004 decreased to $14,090 as compared to $15,069, as previously reported. On a per share basis, basic and diluted net income available to common stockholders for the three months ended June 30, 2004 decreased to $0.35 and $0.35, respectively, compared to $0.37 and $0.37, respectively, as previously reported. Net income available to common stockholders for the six months ended June 30, 2004 decreased to $37,086, compared to $38,065, as previously reported. On a per share basis, basic and diluted net income available to common stockholders for the six months ended June 30, 2004 decreased to $0.93 and $0.92, respectively, compared to $0.95 and $0.94, respectively, as previously reported. Loss from continuing operations for the three months ended June 30, 2004 decreased to $(686) as compared to $293, as previously reported. On a per share basis, basic and diluted loss from continuing operations available to common stockholders for the three months ended June 30, 2004 decreased to $(0.25) and $(0.25), respectively, compared to $(0.22) and $(0.22), respectively, as previously reported. Income from continuing operations for the six months ended June 30, 2004 decreased to $1,443 as compared to $2,422, as previously reported. On a per share basis, basic and diluted loss from continuing operations available to common stockholders for the six months ended June 30, 2004 decreased to $(0.25) and $(0.25), respectively, compared to $(0.23) and $(0.23), respectively, as previously reported.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

2. Summary of Significant Accounting Policies, continued

Tenant Accounts Receivable, Net:

     In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of the financial position of the Company as of June 30, 2004 and the results of its operations and comprehensive income for each of the six and three months ended June 30, 2004 and 2003, respectively, and its cash flows for each of the six months ended June 30, 2004 and 2003, respectively, and all adjustments are of a normal recurring nature.

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

     The following table illustrates the pro forma effect on net income and earnings per share as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested option awards in each period presented:

	Six Months Ended		Three Months Ended
	(As Restated)		(As Restated)
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net Income Available to Common Stockholders — as reported	$37,086	$43,935	$14,090	$18,429
Add: Stock-Based Employee Compensation Expense Included in Net Income Available to Common Stockholders, Net of Minority Interest — as reported	—	46	—	—
Less: Total Stock-Based Employee Compensation Expense, Net of Minority Interest — Determined Under the Fair Value Method	(207)	(680)	(104)	(329)

Net Income Available to Common Stockholders — pro forma	$36,879	$43,301	$13,986	$18,100

Net Income Available to Common Stockholders per Share — as reported — Basic	$0.93	$1.14	$0.35	$0.48
Net Income Available to Common Stockholders per Share — pro forma — Basic	$0.92	$1.13	$0.35	$0.47
Net Income Available to Common Stockholders per Share — as reported — Diluted	$0.92	$1.14	$0.35	$0.48
Net Income Available to Common Stockholders per Share — pro forma — Diluted	$0.92	$1.12	$0.34	$0.47

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

     In March 2004, the Company, through the Operating Partnership, entered into another interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement had a notional value of $73,500, was effective from August 15, 2004 through August 15, 2009 and fixed the LIBOR rate at 3.354%. In May 2004, the Company reduced the projected amount of the future debt offering and settled $24,500 of this interest rate protection agreement for proceeds in the amount of $1,450 which is recognized in net income. In conjunction with the offering of the 2009 Notes, the Company settled the remaining $49,000 of this interest rate protection agreement and received proceeds in the amount of $2,840, which is recognized in other comprehensive income. The Company is amortizing this settlement amount into net income over the life of the 2009 Notes as an adjustment to interest expense.

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

     quarter dividend of $.36990 per Depositary Share, totaling approximately $1,850. In accordance with the Securities and Exchange Commission’s July 31, 2003 clarification on Emerging Issues Task Force Abstract, Topic No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (EITF D-42), due to the redemption of the Series D Preferred Stock, the initial offering costs associated with the issuance of the Series D Preferred Stock of $4,467 were reflected as a reduction of net income available to common stockholders in determining earnings per share for the six and three months ended June 30, 2004.

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

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

9. Earnings Per Share (“EPS”)

     The computation of basic and diluted EPS is presented below:

	Six Months Ended		Three Months Ended
	(As Restated)		(As Restated)
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Numerator:
Income (Loss) from Continuing Operations	$1,443	$11,511	$(686)	$2,599
Gain on Sale of Real Estate, Net of Minority Interest	5,660	3,947	2,878	2,840
Less: Preferred Stock Dividends	(9,834)	(10,088)	(4,790)	(5,044)
Less: Redemption of Series D and E Preferred Stock	(7,359)	—	(7,359)	—

(Loss) Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest - For Basic and Diluted EPS	(10,090)	5,370	(9,957)	395
Discontinued Operations, Net of Minority Interest	47,176	38,565	24,047	18,034

Net Income Available to Common Stockholders - For Basic and Diluted EPS	$37,086	$43,935	$14,090	$18,429

Denominator:
Weighted Average Shares - Basic	39,932,957	38,416,100	40,336,334	38,445,785
Effect of Dilutive Securities:
Employee and Director Common Stock Options	241,045	83,990	150,944	105,759
Employee and Director Shares of Restricted Stock	130,356	1,505	96,241	21,423

Weighted Average Shares - Diluted	40,304,358	38,501,595	40,583,519	38,572,967

Basic EPS:
(Loss) Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest	$(0.25)	$0.14	$(0.25)	$0.01

Discontinued Operations, Net of Minority Interest	$1.18	$1.00	$0.60	$0.47

Net Income Available to Common Stockholders	$0.93	$1.14	$0.35	$0.48

Diluted EPS:
(Loss) Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest	$(0.25)	$0.14	$(0.25)	$0.01

Discontinued Operations, Net of Minority Interest	$1.17	$1.00	$0.59	$0.47

Net Income Available to Common Stockholders	$0.92	$1.14	$0.35	$0.48

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

FIRST INDUSTRIAL REALTY TRUST, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to the previously reported results of operations for the six and three months ended June, 30, 2004 as described in Note 1 in the Notes to Consolidated Financial Statements. As a result of its own internal control procedures, the Company determined that approximately $1.1 million of additional depreciation expense ($1.0 million net of minority interest) relating to certain properties should have been recorded in the second quarter of 2004. The Company has recognized this additional depreciation expense in its results of operations for the six months and three months ended June 30, 2004. The following discussion and analysis of First Industrial Realty Trust, Inc.’s (the “Company”) financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q/A.

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

     The Company, through separate, wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to three joint ventures which invest in industrial properties (the “September 1998 Joint Venture”, the “December 2001 Joint Venture” and the “May 2003 Joint Venture”; collectively, the “Joint Ventures”). The operating data of the Joint Ventures is not consolidated with that of the Company as presented herein.

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

     The increase in depreciation and other amortization for the same store properties is primarily due to a net increase in leasing commissions and tenant improvements paid in 2004 and 2003. Depreciation and other amortization from acquired properties increased by $3.5 million due to properties acquired subsequent to December 31, 2002. Depreciation and other amortization from sold properties decreased by $3.7 million, or 67.3%, due to properties sold subsequent to December 31, 2002.

	Six Months Ended June 30,
	(As Restated)
	2004	2003	$ Change	% Change
DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$36,454	$32,531	$3,923	12.1%
Acquired Properties	3,728	269	3,459	1285.9%
Sold Properties	1,785	5,465	(3,680)	-67.3%
Properties Not Placed in-service and Other	5,439	410	5,029	1226.6%
Corporate Furniture, Fixtures and Equipment	640	627	13	2.1%

	$48,046	$39,302	$8,744	22.2%
Discontinued Operations	(1,602)	(4,998)	3,396	-67.9%

Total Depreciation and Other Amortization	$46,444	$34,304	$12,140	35.4%

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

     In the second quarter of 2004, the Company’s revenues continued to be impacted by a soft leasing market attributable to a weak economy. At June 30, 2004 and 2003, the occupancy rates of the Company’s in-service properties were 88.6% and 87.4%, respectively

     Revenues from same store properties decreased $1.9 million, or 2.8%, due primarily to a decrease in rental rates on new leases. Revenues from acquired properties increased $6.1 million, due to properties acquired subsequent to March 31, 2003. Revenues from sold properties decreased $9.6 million, or 76.7%, due to properties sold subsequent to March 31, 2003.

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

     The increase in depreciation and other amortization for the same store properties is primarily due to a net increase in leasing commissions and tenant improvements paid in 2004 and 2003. Depreciation and other amortization from acquired properties increased by $1.3 million due to properties acquired subsequent to March 31, 2003. Depreciation and other amortization from sold properties decreased by $2.0 million, or 74.9%, due to properties sold subsequent to March 31, 2003.

	Three Months Ended June 30,
	(As Restated)
	2004	2003	$ Change	% Change
DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$18,865	$16,617	$2,248	13.5%
Acquired Properties	1,564	269	1,295	481.4%
Sold Properties	668	2,664	(1,996)	-74.9%
Properties Not Placed in-service and Other	3,810	188	3,622	1926.6%
Corporate Furniture, Fixtures and Equipment	321	319	2	0.6%

	$25,228	$20,057	$5,171	25.8%
Discontinued Operations	(595)	(2,446)	1,851	-75.7%

Total Depreciation and Other Amortization	$24,633	$17,611	$7,022	39.9%

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

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional equity securities. As of June 30, 2004, $514.2 million of common stock, preferred stock and depositary shares and $125.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. As of July 30, 2004, $514.2 million of common stock, preferred stock and depositary shares and $125.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. On July 30, 2004, the Company filed a new shelf registration statement with the Securities and Exchange Commission. Once effective, the new shelf registration statements will add $375 million of registered and unissued debt securities to the Company’s current capacity. The Company also may finance the development or acquisition of additional properties through borrowings under the Unsecured Line of Credit. At June 30, 2004, borrowings under the Unsecured Line of Credit bore interest at a weighted average interest rate of 2.308%. The Unsecured Line of Credit bears interest at a floating rate of LIBOR plus ..70%, or the Prime Rate, at the Company’s election. As of July 30, 2004 the Company had approximately $46.4 million available for additional borrowings under the Unsecured Line of Credit.

Six Months Ended June 30, 2004

     Net cash provided by operating activities of approximately $24.5 million for the six months ended June 30, 2004 was comprised primarily of net income before minority interest of approximately $60.3 million, offset by the net change in operating assets and liabilities of approximately $25.9 million and adjustments for non-cash items of approximately $9.9 million. The adjustments for the non-cash items of approximately $9.9 million are primarily comprised of the gain on sale of real estate of approximately $58.2 million, the effect of the straight-lining of rental income of approximately $2.8 million and a decrease of the bad debt provision of approximately $.5 million, substantially offset by depreciation and amortization of approximately $51.6 million.

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

     The Company redeemed the Series D Preferred Stock on June 7, 2004 at a redemption price of $25.00 per Depositary Share, and paid a prorated second quarter dividend of $.36990 per Depositary Share, totaling approximately $1.9 million. In accordance with the Securities and Exchange Commission’s July 31, 2003 clarification on Emerging Issues Task Force Abstract, Topic No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (EITF D-42), due to the redemption of Series D Preferred Stock, the initial offering costs associated with the issuance of the Series D Preferred Stock of $4.5 million were reflected as a reduction of net income available to common stockholders in determining earnings per share for the six and three months ended June 30, 2004.

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

     On June 2, 2004, the Company issued 500 shares of 2.965%, of the Company’s $.01 par value, Series H Flexible Cumulative Redeemable Preferred Stock (the “Series H Preferred Stock”), at an initial offering price of $250,000 per share. On or after July 2, 2004, the Series H Preferred Stock became redeemable for cash at the option of the Company, in whole but not in part, at a redemption price equivalent, initially, to $242,875 per share plus accrued and unpaid dividends. The Company redeemed the Series H Preferred Stock on July 2, 2004 and paid a prorated second and third quarter dividend of $629.555 per share, totaling approximately $.3 million. In accordance with EITF D-42, due to the redemption of the Series H Preferred Stock, the initial offering costs associated with issuance of the Series H Preferred Stock of $.6 million will be reflected as a reduction of net income available to common stockholders in determining earnings per share for the nine and three months ended September 30, 2004.

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

     In the third quarter of 2004, the Company added a new internal control in which the Company recalculates the data in the spreadsheet used to prepare the year to date and quarterly financial statements. As a result of the implementation of this internal control, the Company determined that it should have recognized additional depreciation expense of $1.1 million ($1.0 million net of minority interest) in the second quarter of 2004 relating to certain properties (see Note 1 to the financial statements).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

On June 2, 2004, the Company issued, in a private placement, 500 shares, of Series H Flexible Cumulative Redeemable Preferred Stock, $.01 par value (the “Series H shares”), to Wachovia Capital Investments, Inc. The price per share of the Series H Shares was $250,000, resulting in gross offering proceeds of $125.0 million. Proceeds to the Company, net of purchaser’s fee and total offering expenses, were approximately $120.8 million.

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

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Report on Form 8-K

     a) Exhibits:

Exhibit Number	Description
3.1*	Articles Supplementary relating to First Industrial Realty Trust, Inc.’s 6.236% Series F Flexible Cumulative Redeemable Preferred Stock, $.01 par value

3.2*	Articles Supplementary relating to First Industrial Realty Trust, Inc.’s 7.236% Series G Flexible Cumulative Redeemable Preferred Stock, $.01 par value

4.1*	Deposit Agreement, dated May 27, 2004, by and among First Industrial Realty Trust, Inc., EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series F Depositary Receipts

4.2*	Deposit Agreement, dated May 27, 2004, by and among First Industrial Realty Trust, Inc., EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series G Depositary Receipts

10.1*	Eighth Amended and Restated Limited Partnership Agreement of First Industrial, L.P.

10.2*	Third Amended and Restated Unsecured Revolving Credit Agreement, dated as of June 11, 2004, among First Industrial, L.P., First Industrial Realty Trust, Inc., Bank One NA and certain other banks

10.3*	Form of Restricted Stock Award Agreement

10.4*	Form of Restricted Stock Award Agreement

10.5*	Form of Restricted Stock Award Agreement

10.6*	Form of Restricted Stock Award Agreement

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1***	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

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

*Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

**Filed herewith

***Furnished herewith

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

FIRST INDUSTRIAL REALTY TRUST, INC.

Date: November 5, 2004	By:	/s/ Scott A. Musil

Scott A. Musil
Senior Vice President- Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Articles Supplementary relating to First Industrial Realty Trust, Inc.’s 6.236% Series F Flexible Cumulative Redeemable Preferred Stock, $.01 par value

3.2*	Articles Supplementary relating to First Industrial Realty Trust, Inc.’s 7.236% Series G Flexible Cumulative Redeemable Preferred Stock, $.01 par value

4.1*	Deposit Agreement, dated May 27, 2004, by and among First Industrial Realty Trust, Inc., EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series F Depositary Receipts

4.2*	Deposit Agreement, dated May 27, 2004, by and among First Industrial Realty Trust, Inc., EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series G Depositary Receipts

10.1*	Eighth Amended and Restated Limited Partnership Agreement of First Industrial, L.P.

10.2*	Third Amended and Restated Unsecured Revolving Credit Agreement, dated as of June 11, 2004, among First Industrial, L.P., First Industrial Realty Trust, Inc., Bank One NA and certain other banks

10.3*	Form of Restricted Stock Award Agreement

10.4*	Form of Restricted Stock Award Agreement

10.5*	Form of Restricted Stock Award Agreement

10.6*	Form of Restricted Stock Award Agreement

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1***	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June, 30, 2004.

**Filed herewith

***Furnished herewith