Form 10-Q
period 2004-09-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 2004-11-09
CIK 921825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

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

Number of shares of Common Stock, $.01 par value, outstanding as of November 5, 2004: 42,719,906

FIRST INDUSTRIAL REALTY TRUST, INC.
Form 10-Q
For the Period Ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Assets:
Investment in Real Estate:
Land	$435,861	$443,942
Buildings and Improvements	2,293,416	2,180,038
Furniture, Fixtures and Equipment	885	885
Construction in Progress	101,486	115,935
Less: Accumulated Depreciation	(386,941)	(349,252)

Net Investment in Real Estate	2,444,707	2,391,548

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $439 at September 30, 2004	14,620	—
Cash and Cash Equivalents	7,356	821
Restricted Cash	24,256	82,006
Tenant Accounts Receivable, Net	6,768	8,994
Investments in Joint Ventures	4,603	13,186
Deferred Rent Receivable	16,683	13,912
Deferred Financing Costs, Net	12,112	9,818
Prepaid Expenses and Other Assets, Net	165,245	127,738

Total Assets	$2,696,350	$2,648,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage Loans Payable, Net	$58,379	$45,746
Senior Unsecured Debt, Net	1,347,209	1,212,152
Unsecured Line of Credit	179,000	195,900
Accounts Payable and Accrued Expenses	82,254	77,156
Rents Received in Advance and Security Deposits	29,089	28,889
Dividends Payable	32,872	31,889

Total Liabilities	1,728,803	1,591,732

Commitments and Contingencies	—	—
Minority Interest	160,928	167,118
Stockholders’ Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized, 20,000, 500 and 250 shares of Series C, F and G Cumulative Preferred Stock, respectively, issued and outstanding at September 30, 2004, having a liquidation preference of $2,500 per share ($50,000), $100,000 per share ($50,000) and $100,000 per share ($25,000), respectively. At December 31, 2003, 20,000, 50,000 and 30,000 shares of Series C, D and E Cumulative Preferred Stock, respectively, was issued and outstanding, having a liquidation preference of $2,500 per share ($50,000), $2,500 per share ($125,000) and $2,500 per share ($75,000), respectively)
	—	1
Common Stock ($.01 par value, 100,000,000 shares authorized, 43,976,159 and 42,376,770 shares issued and 41,449,759 and 39,850,370 shares outstanding at September 30, 2004 and December 31, 2003, respectively)	440	424
Additional Paid-in-Capital	1,093,108	1,161,373
Distributions in Excess of Accumulated Earnings	(191,182)	(172,892)
Unearned Value of Restricted Stock Grants	(21,577)	(19,035)
Accumulated Other Comprehensive Loss	(3,582)	(10,110)
Treasury Shares at Cost (2,526,400 shares at September 30, 2004 and December 31, 2003)	(70,588)	(70,588)

Total Stockholders’ Equity	806,619	889,173

Total Liabilities and Stockholders’ Equity	$2,696,350	$2,648,023

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Rental Income	$63,104	$58,384	$183,484	$180,565
Tenant Recoveries and Other Income	18,480	19,630	58,551	56,275

Total Revenues	81,584	78,014	242,035	236,840

Expenses:
Real Estate Taxes	13,051	12,016	37,884	35,493
Repairs and Maintenance	5,949	5,447	18,619	17,550
Property Management	3,875	2,677	10,376	8,673
Utilities	2,644	2,269	8,370	7,148
Insurance	883	941	2,544	2,711
Other	1,105	2,013	4,239	5,377
General and Administrative	11,190	6,525	28,078	20,512
Amortization of Deferred Financing Costs	511	444	1,421	1,319
Depreciation and Other Amortization	24,694	19,146	70,640	53,183

Total Expenses	63,902	51,478	182,171	151,966

Other Income/Expense:
Interest Income	1,274	521	2,852	1,776
Gain on Settlement of Interest Rate Protection Agreements	—	—	1,450	—
Interest Expense	(25,800)	(23,925)	(73,484)	(71,717)
Loss from Early Retirement of Debt	—	—	—	(1,466)

Total Other Income/Expense	(24,526)	(23,404)	(69,182)	(71,407)

(Loss) Income from Continuing Operations Before Equity in Income of of Joint Ventures and Income Allocated to Minority Interest	(6,844)	3,132	(9,318)	13,467
Equity in Income of Joint Ventures, Net	35,913	262	36,459	705
Minority Interest Allocable to Continuing Operations	(3,646)	246	(1,021)	136

Income from Continuing Operations	25,423	3,640	26,120	14,308
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $9,001 and $21,874 for the Three Months Ended September 30, 2004 and 2003, respectively and $60,638 and $56,705 for the Nine Months Ended September 30, 2004 and 2003, respectively)	9,903	27,097	65,583	73,390
Minority Interest Allocable to Discontinued Operations	(1,356)	(3,972)	(9,116)	(10,855)

Income Before Gain on Sale of Real Estate	33,970	26,765	82,587	76,843
Gain on Sale of Real Estate	2,913	4,604	9,496	9,240
Minority Interest Allocable to Gain on Sale of Sale Estate	(399)	(675)	(1,320)	(1,366)

Net Income	36,484	30,694	90,763	84,717
Less: Preferred Stock Dividends	(2,344)	(5,044)	(12,178)	(15,132)
Redemption of Preferred Stock	(600)	—	(7,959)	—

Net Income Available to Stockholders	$33,540	$25,650	$70,626	$69,585

Basic Earnings Per Share:
Income from Continuing Operations	$0.62	$0.07	$0.35	$0.18

Income From Discontinued Operations	$0.21	$0.60	$1.41	$1.63

Net Income Available to Stockholders	$0.83	$0.67	$1.76	$1.81

Weighted Average Shares Outstanding	40,450	38,563	40,107	38,466

Diluted Earnings Per Share:
Income from Continuing Operations	$0.61	$0.07	$0.35	$0.18

Income From Discontinued Operations	$0.21	$0.60	$1.40	$1.62

Net Income Available to Stockholders	$0.82	$0.66	$1.75	$1.80

Weighted Average Shares Outstanding	40,764	38,701	40,445	38,563

Net Income	$36,484	$30,694	$90,763	$84,717
Other Comprehensive Income (Loss):
Settlement of Interest Rate Protection Agreements	—	—	6,657	—
Mark-to-Market of Interest Rate Protection Agreements and Interest Rate Swap Agreements	113	46	106	357
Amortization of Interest Rate Protection Agreements	(288)	50	(235)	146

Comprehensive Income	$36,309	$30,790	$97,291	$85,220

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$90,763	$84,717
Income Allocated to Minority Interest	11,457	12,085

Net Income Before Minority Interest	102,220	96,802
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	60,064	51,389
Amortization of Deferred Financing Costs	1,421	1,319
Other Amortization	16,595	12,787
Provision for Bad Debt	(1,375)	70
Loss From Early Retirement of Debt	—	1,466
Equity in Income of Joint Ventures, Net	(36,459)	(705)
Distributions from Joint Ventures	36,459	705
Gain on Sale of Real Estate	(70,134)	(65,945)
Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(26,807)	(21,386)
Increase in Deferred Rent Receivable	(4,499)	(996)
Increase in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	198	3,781
Decrease in Restricted Cash	—	2,742

Net Cash Provided by Operating Activities	77,683	82,029

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(305,699)	(217,181)
Net Proceeds from Sales of Investments in Real Estate	193,679	249,550
Contributions to and Investments in Joint Ventures	(4,168)	(4,195)
Distributions from Joint Ventures	13,983	2,199
Repayment of Mortgage Loans Receivable	53,830	44,330
Decrease (Increase) in Restricted Cash	57,750	(38,264)

Net Cash Provided by Investing Activities	9,375	36,439

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from the Issuance of Common Stock	38,786	5,031
Proceeds from the Sale of Preferred Stock	200,000	—
Preferred Stock Offering Costs	(5,576)	—
Redemption of Preferred Stock	(321,438)	—
Repurchase of Restricted Stock	(3,746)	(1,829)
Purchase of Treasury Shares	—	(997)
Proceeds from Maturity of U.S. Government Securities	—	15,832
Proceeds from Senior Unsecured Debt	134,496	—
Other Proceeds from Senior Unsecured Debt	6,657	—
Dividends/Distributions	(97,350)	(94,256)
Preferred Stock Dividends	(12,178)	(15,132)
Proceeds from Mortgage Loan Payable	1,400	—
Repayments on Mortgage Loans Payable	(901)	(38,233)
Proceeds from Unsecured Line of Credit	484,000	209,800
Repayments on Unsecured Line of Credit	(500,900)	(191,500)
Debt Issuance Costs	(3,773)	(54)

Net Cash Used in Financing Activities	(80,523)	(111,338)

Net Increase in Cash and Cash Equivalents	6,535	7,130
Cash and Cash Equivalents, Beginning of Period	821	—

Cash and Cash Equivalents, End of Period	$7,356	$7,130

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1. Organization and Formation of Company

     First Industrial Realty Trust, Inc. (the “Company”) was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner with an approximate 86.4% and 85.4% ownership interest at September 30, 2004 and September 30, 2003, respectively. Minority interest in the Company at September 30, 2004 and September 30, 2003 of approximately 13.6% and 14.6%, respectively, represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

     As of September 30, 2004, the Company owned 824 in-service industrial properties located in 22 states, containing an aggregate of approximately 60.9 million square feet of gross leasable area (“GLA”). Of the 824 in-service industrial properties owned by the Company, 685 are held by the Operating Partnership and limited liability companies of which the Operating Partnership is the sole member, 102 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners and 37 are held by an entity wholly-owned by the Operating Partnership.

     As of September 30, 2004, the Company, through separate, wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties (the “September 1998 Joint Venture” and the “May 2003 Joint Venture”). The Company, through a separate, wholly-owned limited liability company of which the Operating Partnership is also the sole member, also owned a minority interest in, and provided property management services to, a third joint venture which invested in industrial properties (the “December 2001 Joint Venture”; together with the September 1998 Joint Venture and the May 2003 Joint Venture, the “Joint Ventures”). During the three months ended September 30, 2004, the December 2001 Joint Venture sold all of its industrial properties. The operating data of the Joint Ventures is not consolidated with that of the Company as presented herein.

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

     In order to conform with generally accepted accounting principles, management, in preparation of the Company’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2004 and December 31, 2003, and the reported amounts of revenues and expenses for each of the nine and three months ended September 30, 2004 and September 30, 2003. Actual results could differ from those estimates.

     In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of the financial position of the Company as of September 30, 2004 and the results of its operations and comprehensive income for each of the nine and three months ended September 30, 2004 and September 30, 2003, respectively, and its cash flows for each of the nine months ended September 30, 2004 and September 30, 2003, respectively, and all adjustments are of a normal recurring nature.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Summary of Significant Accounting Policies, continued

Tenant Accounts Receivable, Net:

     The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of approximately $515 and $1,890 as of September 30, 2004 and December 31, 2003, respectively.

Stock Incentive Plan:

     Prior to January 1, 2003, the Company accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company’s stock on the date of grant. Certain options issued in 2000 were issued with a strike price less than the fair value of the Company’s stock on the date of grant. Compensation expense was recognized for the intrinsic value of these options determined at the date of grant over the vesting period. On January 1, 2003, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Company is applying the fair value recognition provisions of FAS 123 prospectively to all employee option awards granted after December 31, 2002. The Company has not awarded options to employees or directors of the Company during the nine months ended September 30, 2004 and September 30, 2003, therefore no stock-based employee compensation expense is included in net income available to common stockholders related to the fair value recognition provisions of FAS 123.

     The following table illustrates the pro forma effect on net income and earnings per share as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested option awards in each period presented:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net Income Available to Common Stockholders - as reported	$33,540	$25,650	$70,626	$69,585
Add: Stock-Based Employee Compensation Expense Included in Net Income Available to Common Stockholders, Net of Minority Interest - as reported	—	—	—	46
Less: Total Stock-Based Employee Compensation Expense, Net of Minority Interest - Determined Under the Fair Value Method	(79)	(292)	(287)	(972)

Net Income Available to Common Stockholders - pro forma	$33,461	$25,358	$70,339	$68,659

Net Income Available to Common Stockholders
per Share - as reported - Basic	$0.83	$0.67	$1.76	$1.81
Net Income Available to Common Stockholders
per Share - pro forma - Basic	$0.83	$0.66	$1.75	$1.78
Net Income Available to Common Stockholders
per Share - as reported - Diluted	$0.82	$0.66	$1.75	$1.80
Net Income Available to Common Stockholders
per Share - pro forma - Diluted	$0.82	$0.66	$1.74	$1.78

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Summary of Significant Accounting Policies, continued

Discontinued Operations:

     On January 1, 2002, the Company adopted the FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of properties sold and the results of operations from properties that are classified as held for sale at September 30, 2004 be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (b) the Company will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

3. Investments in Joint Ventures

     On December 28, 2001, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the “December 2001 Joint Venture”) with an institutional investor to invest in industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership, owned a 15% equity interest in the December 2001 Joint Venture and provided property management services to the December 2001 Joint Venture. On August 27, 2004, the December 2001 Joint Venture sold all 36 industrial properties, containing approximately 6.2 million square feet of GLA, to a third party for gross proceeds of approximately $349,750. Due to certain provisions in the operating agreement, the Company received distributions in excess of it’s 15% equity interest in the December 2001 Joint Venture. Due to the sale of all 36 industrial properties, the Company recognized, in aggregate, approximately $34,767 due to the Company’s 15% share of gain from the sale of the December 2001 Joint Venture’s properties and distributions received from the December 2001 Joint Venture in excess of the Company’s 15% equity interest. This amount is included in Equity in Income of Joint Ventures.

     The Company deferred 15% of the gain, which was equal to the Company’s economic interest in the December 2001 Joint Venture, resulting from the sale of 30 of the 36 industrial properties the company sold to the December 2001 Joint Venture. The 15% gain deferral reduced the Company’s investment in the joint venture and was amortized into income over 40 years. As a result of the sale on August 27, 2004 to a third party, the Company recognized the unamortized portion of the deferred gain, net of tax, from the original sales to the December 2001 Joint Venture, of approximately $4,986. This deferred gain is included in Equity in Income of Joint Ventures.

     As of September 30, 2004, the September 1998 Joint Venture owned 42 industrial properties comprising approximately 1.4 million square feet of GLA and the May 2003 Joint Venture owned three industrial properties comprising approximately 1.7 million square feet of GLA. During the three months ended September 30, 2004, the Company acquired one industrial property comprising approximately .1 million square feet of GLA from the September 1998 Joint Venture. The purchase price of the acquisition totaled approximately $525, excluding costs incurred in conjunction with the acquisition of the industrial property. Additionally, at September 30, 2004 and December 31, 2003, the Company has a receivable from the September 1998 Joint Venture of $1,594 and $1,500, respectively.

     During the nine months ended September 30, 2004 and September 30, 2003, the Company invested the following amounts in its three joint ventures as well as received distributions and recognized fees from acquisition, disposition, property management and asset management services in the following amounts:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2004	2003
Contributions	$2,525	$4,053
Distributions	$50,442	$2,904
Fees	$2,190	$1,748

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

4. Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit

     Mortgage Loan Payable

     On September 30, 2004, the Company assumed a mortgage loan in the amount of $12,057 and borrowed an additional $1,400 (collectively referred to as the “Acquisition Mortgage Loan XIII”). The Acquisition Mortgage Loan XIII is collateralized by three properties in Phoenix, Arizona, bears interest at a fixed rate of 5.60% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan XIII matures on November 10, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XIII, the Company recorded a premium in the amount of $475 which will be amortized over the remaining life of the Acquisition Mortgage Loan XIII as an adjustment to interest expense.

     Senior Unsecured Debt:

     On May 17, 2004, the Company, through the Operating Partnership, exchanged $125,000 of senior unsecured debt which matures on June 1, 2014, and bears a coupon interest rate of 6.42% (the “2014 Notes”) for $100,000 aggregate principal amount of its 7.375% Notes due 2011 (the “2011 PATS”) and net cash in the amount of $8,877. The issue price of the 2014 Notes was 99.123%. Interest is paid semi-annually in arrears on June 1 and December 1. The debt issue discount of the 2014 Notes is being amortized over the life of the 2014 Notes as an adjustment to interest expense. This exchange is being accounted for under EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). Under EITF 96-19, if the 2011 PATS and the 2014 Notes are not substantially different, the difference between the fair value of the 2011 PATS and the carrying value of the 2011 PATS as well as the unamortized deferred financing costs of the 2011 PATS on the date of the exchange is deferred and amortized over the life of the 2014 Notes. The Company is amortizing this amount over the life of the 2014 Notes. The 2014 Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.

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

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

4. Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit, continued

     The following table discloses certain information regarding the Company’s mortgage loans payable, senior unsecured debt and unsecured line of credit:

	Outstanding Balance at				Accrued Interest Payable at		Interest Rate at
	September 30,		December 31,		September 30,	December 31,	September 30,	Maturity
	2004		2003		2004	2003	2004	Date
Mortgage Loans Payable, Net
Assumed Loans	4,976		5,442		—	—	9.250%	01/01/13
Acquisition Mortgage Loan IV	2,061		2,130		15	16	8.950%	10/01/06
Acquisition Mortgage Loan V	2,475	(1)	2,529	(1)	18	18	9.010%	09/01/06
Acquisition Mortgage Loan VIII	5,498		5,603		38	39	8.260%	12/01/19
Acquisition Mortgage Loan IX	5,702		5,811		39	40	8.260%	12/01/19
Acquisition Mortgage Loan X	16,379	(1)	16,754	(1)	96	100	8.250%	12/01/10
Acquisition Mortgage Loan XI	4,776	(1)	4,854	(1)	27	—	7.610%	05/01/12
Acquisition Mortgage Loan XII	2,580	(1)	2,623	(1)	15	—	7.540%	01/01/12
Acquisition Mortgage Loan XIII	13,932	(1)	—		—	—	5.600%	11/10/12

Total	$58,379		$45,746		$248	$213

Senior Unsecured Debt, Net
2005 Notes	$50,000		$50,000		$1,246	$383	6.900%	11/21/05
2006 Notes	150,000		150,000		3,500	875	7.000%	12/01/06
2007 Notes	149,986	(2)	149,982	(2)	4,307	1,457	7.600%	05/15/07
2011 PATS	—		99,657	(2)	—	942	7.375%	05/15/11 (3)
2017 Notes	99,874	(2)	99,866	(2)	2,500	625	7.500%	12/01/17
2027 Notes	15,053	(2)	15,053	(2)	407	138	7.150%	05/15/27
2028 Notes	199,813	(2)	199,807	(2)	3,209	7,009	7.600%	07/15/28
2011 Notes	199,609	(2)	199,563	(2)	656	4,343	7.375%	03/15/11
2012 Notes	198,959	(2)	198,856	(2)	6,340	2,903	6.875%	04/15/12
2032 Notes	49,385	(2)	49,368	(2)	1,787	818	7.750%	04/15/32
2014 Notes	109,735	(2)	—		2,987	—	6.420%	06/01/14
2009 Notes	124,795	(2)	—		1,950	—	5.250%	06/15/09

Total	$1,347,209		$1,212,152		$28,889	$19,493

Unsecured Line of Credit
Unsecured Line of Credit	$179,000		$195,900		$379	$336	2.504%	09/28/07

(1)	At September 30, 2004, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XI , the Acquisition Mortgage Loan XII and the Acquisition Mortgage Loan XIII include unamortized premiums of $73, $2,387, $544, $276 and $475, respectively. At December 31, 2003, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XI and the Acquisition Mortgage Loan XII include unamortized premiums of $102, $2,673, $597 and $305, respectively.

(2)	At September 30, 2004, the 2007 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2014 Notes and the 2009 Notes are net of unamortized discounts of $14, $126, $17, $187, $391, $1,041, $615, $15,265 and $205, respectively. At December 31, 2003, the 2007 Notes, 2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $18, $343, $134, $17, $193, $437, $1,144 and $632, respectively.

(3)	The 2011 PATS were exchanged for the 2014 Notes on May 17, 2004.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

4. Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit, continued

     The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount
Remainder of 2004	$390
2005	51,633
2006	155,910
2007	330,760
2008	1,906
Thereafter	1,058,095

Total	$1,598,694

     Other Comprehensive Income:

     In conjunction with the prior issuances of senior unsecured debt, the Company entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the “Interest Rate Protection Agreements”). In the next 12 months, the Company will amortize approximately $1,093 into net income by reducing interest expense.

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

5. Stockholders’ Equity

     Preferred Stock:

     On February 4, 1998, the Company issued 5,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the “Series D Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. On or after February 4, 2003, the Series D Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $125,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Company redeemed the Series D Preferred Stock on June 7, 2004 at a redemption price of $25.00 per Depositary Share, and paid a prorated second

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

5. Stockholders’ Equity, continued

quarter dividend of $.36990 per Depositary Share, totaling approximately $1,850. In accordance with the Securities and Exchange Commission’s July 31, 2003 clarification on Emerging Issues Task Force Abstract, Topic No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (EITF D-42), due to the redemption of the Series D Preferred Stock, the initial offering costs associated with the issuance of the Series D Preferred Stock of $4,467 were reflected as a deduction from net income to arrive at net income available to common stockholders in determining earnings per share for the nine months ended September 30, 2004.

     On March 18, 1998, the Company issued 3,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the “Series E Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. On or after March 18, 2003, the Series E Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $75,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Company redeemed the Series E Preferred Stock on June 7, 2004 at a redemption price of $25.00 per Depositary Share, and paid a prorated second quarter dividend of $.36757 per Depositary Share, totaling approximately $1,103. In accordance with EITF D-42, due to the redemption of the Series E Preferred Stock, the initial offering costs associated with the issuance of the Series E Preferred Stock of $2,892 were reflected as a deduction from net income to arrive at net income available to common stockholders in determining earnings per share for the nine months ended September 30, 2004.

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

     On June 2, 2004, the Company issued 500 shares of 2.965%, $.01 par value, Series H Flexible Cumulative Redeemable Preferred Stock (the “Series H Preferred Stock”), at an initial offering price of $250,000.00 per share. On or after July 2, 2004, the Series H Preferred Stock became redeemable for cash at the option of the Company, in whole but not in part, at a redemption price equivalent, initially, to $242,875.00 per share, plus accrued and unpaid dividends. The Company redeemed the Series H Preferred Stock on July 2, 2004 and paid a prorated second and third quarter dividend of $629.555 per share, totaling approximately $315. In accordance with EITF D-42, due to the redemption of the Series H Preferred Stock, the initial offering costs associated with the issuance of the Series H Preferred Stock of $600 is reflected as a deduction from net income to arrive at net income available to common stockholders in determining earnings per share for the three and nine months ended September 30, 2004.

     Dividend/Distributions:

     The following table summarizes dividends/distributions declared during the nine months ended September 30, 2004.

	Nine Months Ended September 30, 2004
	Dividend/Distribution	Total Dividend/
	per Share/Unit	Distribution
Common Stock/Operating Partnership Units	$2.055	$98,333
Series C Preferred Stock	$161.718	$3,234
Series D Preferred Stock	$86.678	$4,334
Series E Preferred Stock	$86.132	$2,585
Series F Preferred Stock	$2,165.280	$1,082
Series G Preferred Stock	$2,512.500	$628
Series H Preferred Stock	$629.555	$315

     Non-Qualified Employee Stock Options:

     During the nine months ended September 30, 2004, certain employees of the Company exercised 1,609,052 non-qualified employee stock options. Net proceeds to the Company were approximately $35,641.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

5. Stockholders’ Equity, continued

     Restricted Stock:

     During the nine months ended September 30, 2004, the Company awarded 206,117 shares of restricted common stock to certain employees and 9,383 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $8,337 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

     Common Stock:

     On September 16, 2004, the Company and the Operating Partnership entered into a sales agreement to sell up to 3,900,000 shares of the Company’s common stock from time to time with Cantor Fitzgerald & Co., as sales agent, in a controlled equity offering program. During the three and nine months ended September 30, 2004, the Company issued 83,600 shares of common stock under the controlled equity offering program and received net proceeds of $3,144.

6. Acquisition and Development of Real Estate

     During the nine months ended September 30, 2004, the Company acquired 50 industrial properties comprising approximately 6.3 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $247,031, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The Company also completed the development of 11 industrial properties comprising approximately 1.7 million square feet of GLA.

7. Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

     During the nine months ended September 30, 2004, the Company sold 70 industrial properties comprising approximately 5.3 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 70 industrial properties and several land parcels were approximately $292,411. The gain on sale of real estate was approximately $70,134. Sixty-six of the 70 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 66 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate for the four industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

     At September 30, 2004, the Company had three industrial properties comprising approximately .4 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the three industrial properties held for sale at September 30, 2004 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

     Income from discontinued operations for the nine months ended September 30, 2004 reflects the results of operations and gain on sale of real estate of 66 industrial properties that were sold during the nine months ended September 30, 2004 as well as the results of operations of three industrial properties held for sale at September 30, 2004.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

7. Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations, continued

     Income from discontinued operations for the nine months ended September 30, 2003 reflects the results of operations of 66 industrial properties that were sold during the nine months ended September 30, 2004, three industrial properties identified as held for sale at September 30, 2004, 120 industrial properties that were sold during the year ended December 31, 2003, as well as the gain on sale of real estate from 91 industrial properties which were sold during the nine months ended September 30, 2003.

     The following table discloses certain information regarding the industrial properties included in discontinued operations by the Company for the three and nine months ended September 30, 2004 and September 30, 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Total Revenues	$1,377	$10,941	$10,851	$35,901
Operating Expenses	(345)	(3,684)	(3,676)	(11,917)
Depreciation and Amortization	(130)	(2,034)	(2,230)	(7,299)
Gain on Sale of Real Estate	9,001	21,874	60,638	56,705

Income from Discontinued Operations	$9,903	$27,097	$65,583	$73,390

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

8. Supplemental Information to Statements of Cash Flows

     Supplemental disclosure of cash flow information:

	Nine Months Ended
	September 30,	September 30,
	2004	2003
Interest paid, net of capitalized interest	$64,010	$64,596

Interest capitalized	$870	$480

Supplemental schedule of noncash investing and financing activities:
Distribution payable on common stock/Units	$32,872	$31,661

Exchange of units for common shares:
Minority interest	$(4,114)	$(1,268)
Common stock	2	1
Additional paid-in-capital	4,112	1,267

	$—	$—

In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:
Purchase of real estate	$247,031	$162,756
Deferred purchase price	—	(10,425)
Accounts payable and accrued expenses	(2,188)	(1,303)
Mortgage Debt	(12,057)	(20,751)

Acquisition of real estate	$232,786	$130,277

In conjunction with certain property sales, the Company provided seller financing:
Notes Receivable	$79,721	$22,409
receivable

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

9. Earnings Per Share (“EPS”)

     The computation of basic and diluted EPS is presented below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Numerator:
Income from Continuing Operations	$25,423	$3,640	$26,120	$14,308
Gain on Sale of Real Estate, Net of Minority Interest	2,514	3,929	8,176	7,874
Less: Preferred Stock Dividends	(2,344)	(5,044)	(12,178)	(15,132)
Less: Redemption of Series D and E Preferred Stock	(600)	—	(7,959)	—

Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest - For Basic and Diluted EPS	24,993	2,525	14,159	7,050
Discontinued Operations, Net of Minority Interest	8,547	23,125	56,467	62,535

Net Income Available to Common Stockholders - For Basic and Diluted EPS	$33,540	$25,650	$70,626	$69,585

Denominator:
Weighted Average Shares — Basic	40,450,205	38,563,080	40,106,629	38,465,632
Effect of Dilutive Securities:
Employee and Director Common Stock Options	193,358	108,508	230,449	92,810
Employee and Director Shares of Restricted Stock	120,807	29,389	107,891	4,939

Weighted Average Shares — Diluted	40,764,370	38,700,977	40,444,969	38,563,381

Basic EPS:
Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest	$0.62	$0.07	$0.35	$0.18

Discontinued Operations, Net of Minority Interest	$0.21	$0.60	$1.41	$1.63

Net Income Available to Common Stockholders	$0.83	$0.67	$1.76	$1.81

Diluted EPS:
Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest	$0.61	$0.07	$0.35	$0.18

Discontinued Operations, Net of Minority Interest	$0.21	$0.60	$1.40	$1.62

Net Income Available to Common Stockholders	$0.82	$0.66	$1.75	$1.80

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

     The Company has committed to the construction of 21 development projects totaling approximately 2.3 million square feet of GLA for an estimated investment of approximately $121.2 million. Of this amount, approximately $30.3 million remains to be funded. These developments are expected to be funded with proceeds from the sale of select properties, cash flows from operations and borrowings under the Company’s Unsecured Line of Credit. The Company expects to place in service 14 of the 21 development projects during the next twelve months. There can be no assurance that the Company will place these projects in service during the next twelve months or that the actual completion cost will not exceed the estimated completion cost stated above.

11. Subsequent Events

     From October 1, 2004 to November 5, 2004, the Company acquired four industrial properties and several land parcels for an aggregate purchase price of approximately $45,384 excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold two industrial properties and several land parcels for approximately $28,252 of gross proceeds.

     From October 1, 2004 to November 5, 2004, the Company issued 1,250,000 shares of common stock and received net proceeds of $45,786.

     On October 12, 2004, the Company, through the Operating Partnership, entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement has a notional value of $48,980, is effective from January 10, 2005 through January 10, 2010 and fixes the LIBOR rate at 3.909%.

     On October 18, 2004, the Company and the Operating Partnership paid a third quarter 2004 dividend/distribution of $.6850 per common share/Unit, totaling approximately $32,872.

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

GENERAL

     The Company was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code (the “Code”). The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner with an approximate 86.4% ownership interest at September 30, 2004. Minority interest in the Company at September 30, 2004 represents the approximate 13.6% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

     As of September 30, 2004, the Company owned 824 in service properties located in 22 states, containing an aggregate of approximately 60.9 million square feet of gross leasable area (“GLA”). Of the 824 in service industrial properties owned by the Company, 685 are held by the Operating Partnership and limited liability companies of which the Operating Partnership is the sole member, 102 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners and 37 are held by an entity wholly-owned by the Operating Partnership.

     The Company, through separate, wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties (the “September 1998 Joint Venture” and the “May 2003 Joint Venture”). The Company, through a separate, wholly-owned limited liability company of which the Operating Partnership is also the sole member, also owned a minority interest in and provided property management services to a third joint venture which invested in industrial properties (the “December 2001 Joint Venture”; together with the September 1998 Joint Venture and the May 2003 Joint Venture, the “Joint Ventures”). During the three months ended September 30, 2004, the December 2001 Joint Venture sold all of its industrial properties. The operating data of the Joint Ventures is not consolidated with that of the Company as presented herein.

MANAGEMENT’S OVERVIEW

     Management believes the Company’s financial condition and results of operations are, primarily, a function of the Company’s performance in four key areas: leasing of industrial properties, acquisition and development of additional industrial properties, redeployment of internal capital and access to external capital.

     The Company generates revenue primarily from rental income and tenant recoveries from the lease of industrial properties under long-term (generally three to six years) operating leases. Such revenue is offset by certain property-specific operating expenses, such as real estate taxes, repairs and maintenance, property management, utilities and insurance expenses, along with certain other costs and expenses, such as depreciation and amortization costs and general and administrative and interest expenses. The Company’s revenue growth is dependent, in part, on its ability to (i) increase rental income, through increasing either or both occupancy rates and rental rates at the Company’s properties, (ii) maximize tenant recoveries and (iii) minimize operating and certain other expenses. Revenues generated from rental income and tenant recoveries are a significant source of funds, in addition to income generated from gains/losses on the sale of the Company’s properties (as discussed below), for the Company’s distributions. The leasing of property, in general, and occupancy rates, rental rates, operating expenses and certain non-operating expenses, in particular, are impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Company. The leasing of property also entails various risks, including the risk of tenant default. If the Company were unable to maintain or increase occupancy rates and rental rates at the Company’s properties or to maintain tenant recoveries and operating and certain other expenses consistent with historical levels and proportions, the Company’s revenue growth would be limited. Further, if a significant number of the Company’s tenants were unable to pay rent (including tenant recoveries) or if the Company were unable to rent its properties on favorable terms, the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

     The Company’s revenue growth is also dependent, in part, on its ability to acquire and develop industrial properties on favorable terms. As properties are acquired and/or developed, and as they are leased, they generate revenue from rental income and tenant recoveries, income from which is a source of funds for the Company’s distributions. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Company. The acquisition and development of properties also entails various risks, including the risk that the Company’s investments may not perform as expected. For example, acquired and/or developed properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to developed properties, the Company may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, the Company faces significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including both publicly-traded real estate investment trusts and private investors. Further, as discussed below, the Company may not be able to finance the acquisition and development opportunities it identifies. If the Company were unable to acquire and develop sufficient additional properties on favorable terms or if such investments did not perform as expected, the Company’s revenue growth would be limited and its financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

     The Company also generates income from the sale of properties (including existing buildings, buildings which the Company has developed or re-developed on a merchant basis and land). The Company is continually engaged in, and its income growth is dependent, in part, on, systematically redeploying its capital from properties and other assets with lower yield potential into properties and other assets with higher yield potential. As part of that process, the Company sells, on an ongoing basis, select stabilized properties or properties offering lower potential returns relative to their market value. The gain/loss on the sale of such properties is included in the Company’s income and, in addition to revenues generated from rental income and tenant recoveries, is a significant source of funds for the Company’s distributions. Also, a significant portion of the proceeds from such sales is used to fund the acquisition and/or development of industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic, and other conditions, many of which are beyond the control of the Company. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of the Company’s properties. Further, the

Company’s ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax basis and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If the Company were unable to sell properties on favorable terms, the Company’s income growth would be limited and its financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

     The Company utilizes a portion of the net sales proceeds from property sales, borrowings under its $300 million unsecured line of credit (the “Unsecured Line of Credit”) and proceeds from the issuance, when and as warranted, of additional equity securities to finance future acquisitions and developments. Access to external capital on favorable terms plays a key role in the Company’s financial condition and results of operations, as it impacts the Company’s cost of capital and its ability and cost to refinance existing indebtedness as it matures, and to fund future acquisitions and developments, through the issuance, when and as warranted, of additional equity securities. The Company’s ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on the Company’s capital stock and debt, the market’s perception of the Company’s growth potential, the Company’s current and potential future earnings and cash distributions and the market price of the Company’s capital stock. If the Company were unable to access external capital on favorable terms, the Company’s financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003

     The Company’s net income available to common stockholders was $33.5 million and $25.7 million for the three months ended September 30, 2004 and 2003, respectively. Basic and diluted net income available to common stockholders were $0.83 and $0.82 per share, respectively, for the three months ended September 30, 2004, and $0.67 and $0.66 per share, respectively, for the three months ended September 30, 2003.

     The tables below summarize the Company’s revenues, property expenses and depreciation and other amortization by various categories for the three months ended September 30, 2004 and September 30, 2003. Same store properties are in service properties owned prior to July 1, 2003. Acquired properties are properties that were acquired subsequent to June 30, 2003. Sold properties are properties that were sold subsequent to June 30, 2003. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after June 30, 2003 or acquisitions acquired prior to July 1, 2003 that were not placed in service as of June 30, 2003. These properties are placed in service as they reach stabilized occupancy (generally defined as properties that are 90% leased). Other revenues are derived from the operations of the Company’s maintenance company, fees earned from the Company’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Company’s maintenance company and other miscellaneous regional expenses.

     The Company’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Company’s future revenues and expenses may vary materially from historical rates.

	Three Months Ended September 30,
	2004	2003	$ Change	% Change
REVENUES ($ in 000’s)
Same Store Properties	$67,396	$68,789	$(1,393)	-2.0%
Acquired Properties	8,427	347	8,080	2328.5%
Sold Properties	1,031	11,899	(10,868)	-91.3%
Properties Not In Service	4,939	4,365	574	13.2%
Other	1,168	3,555	(2,387)	-67.1%

	$82,961	$88,955	$(5,994)	-6.7%
Discontinued Operations	(1,377)	(10,941)	9,564	-87.4%

Total Revenues	$81,584	$78,014	$3,570	4.6%

     At September 30, 2004 and September 30, 2003, the occupancy rates of the Company’s same store properties were 87.7% and 87.9%, respectively. Revenues from same store remained relatively unchanged. Revenues from acquired properties increased $8.1 million due to the 87 industrial properties acquired totaling approximately 9.1 million square feet of GLA subsequent to June 30, 2003. Revenues from sold properties decreased $10.9 million due to the 155 industrial properties sold subsequent to June 30, 2003 totaling approximately 10.2 million square feet of GLA. Revenues from properties not in service increased $.6 million due primarily to a increase in occupancy for developments that have not yet been placed in service as of September 30, 2004. Other revenues decreased by approximately $2.4 million due primarily to a decrease in third party development fees, joint venture fees and assignment fees.

	Three Months Ended September 30,
	2004	2003	$ Change	% Change
PROPERTY EXPENSES ($ in 000’s)
Same Store Properties	$21,005	$22,119	$(1,114)	-5.0%
Acquired Properties	2,726	125	2,601	2080.8%
Sold Properties	293	3,881	(3,588)	-92.5%
Properties Not In Service	1,975	2,093	(118)	-5.6%
Other	1,853	829	1,024	123.5%

	$27,852	$29,047	$(1,195)	-4.1%
Discontinued Operations	(345)	(3,684)	3,339	-90.6%

Total Property Expenses	$27,507	$25,363	$2,144	8.5%

     Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $1.1 million due primarily to a decrease in bad debt expense. Property expenses from acquired properties increased by $2.6 million due to properties acquired subsequent to June 30, 2003. Property expenses from sold properties decreased by $3.6 million due to properties sold subsequent to June 30, 2003. Property expenses from properties not in service remained relatively unchanged. Other expense increased $1.0 million due primarily to increases in compensation.

     General and administrative expense increased by approximately $4.7 million, or 71.5%, due primarily to increases in employee compensation and an increase in outside professional service fees.

     Amortization of deferred financing costs remained relatively unchanged.

	Three Months Ended September 30,
	2004	2003	$ Change	% Change
DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$20,213	$18,087	$2,126	11.8%
Acquired Properties	3,112	20	3,092	15460.0%
Sold Properties	93	2,219	(2,126)	-95.8%
Properties Not In Service and Other	1,081	526	555	105.5%
Corporate Furniture, Fixtures and Equipment	325	328	(3)	-0.9%

	$24,824	$21,180	$3,644	17.2%
Discontinued Operations	(130)	(2,034)	1,904	-93.6%

Total Depreciation and Other Amortization	$24,694	$19,146	$5,548	29.0%

     The increase in depreciation and other amortization for same store properties is primarily due to a net increase in leasing commissions and tenant improvements paid in 2004 and 2003. Depreciation and other amortization from acquired properties increased by $3.1 million due to properties acquired subsequent to June 30, 2003. Depreciation and other amortization from sold properties decreased by $2.1 million due to properties sold subsequent to June 30, 2003. Depreciation and other amortization for properties not in service and other increased by $.6 million due primarily to depreciation expense being recognized in 2004 for developments that were substantially completed.

     Interest income increased by approximately $.8 million due primarily to an increase in the average mortgage loans receivable outstanding during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 as well as an increase in the average restricted cash balance during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

     Interest expense increased by approximately $1.9 million primarily due to an increase in the weighted average debt balance outstanding for the three months ended September 30, 2004 ($1,611.6 million), as compared to the three months ended September 30, 2003 ($1,469.2 million). This was partially offset by a decrease in the weighted average interest rate for the three months ended September 30, 2004 (6.42%), as compared to the three months ended September 30, 2003 (6.49%).

     Equity in income of joint ventures increased by approximately $35.7 million due primarily to the Company’s allocation of gain from the sale of all of the properties in the December 2001 Joint Venture and the Company’s recognition of the deferred gain on it’s initial sale of 30 of the 36 properties to the December 2001 Joint Venture.

     The $2.9 million gain on sale of real estate for the three months ended September 30, 2004 resulted from the sale of one industrial property and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $4.6 million gain on sale of real estate for the three months ended September 30, 2003 resulted from the sale of two industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

     The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Company for the three months ended September 30, 2004 and September 30, 2003.

	Three Months Ended September 30,
($ in 000’s)	2004	2003
Total Revenues	$1,377	$10,941
Operating Expenses	(345)	(3,684)
Depreciation and Amortization	(130)	(2,034)
Gain on Sale of Real Estate	9,001	21,874

Income from Discontinued Operations	$9,903	$27,097

     Income from discontinued operations for the three months ended September 30, 2004 reflects the results of operations and gain on sale of real estate of $9.0 million relating to 16 industrial properties that were sold during the three months ended September 30, 2004 and the results of operations of three properties that were identified as held for sale at September 30, 2004.

     Income from discontinued operations for the three months ended September 30, 2003 reflects the results of operations of 16 industrial properties that were sold during the three months ended September 30, 2004, three properties that were identified as held for sale at September 30, 2004, 120 industrial properties that were sold during the twelve months ended December 31, 2003, as well as the gain on sale of real estate of $21.9 million from the 50 industrial properties which were sold during the three months ended September 30, 2003.

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

     The Company’s net income available to common stockholders was $70.6 million and $69.6 million for the nine months ended September 30, 2004 and 2003, respectively. Basic and diluted net income available to common stockholders were $1.76 and $1.75 per share, respectively, for the nine months ended September 30, 2004, and $1.81 and $1.80 per share, respectively, for the nine months ended September 30, 2003.

     The tables below summarize the Company’s revenues, property expenses and depreciation and other amortization by various categories. Same store properties are in service properties owned prior to January 1, 2003. Acquired properties are properties that were acquired subsequent to December 31, 2002. Sold properties are properties that were sold subsequent to December 31, 2002. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after December 31, 2002 or acquisitions acquired prior to January 1, 2003 that were not placed in service as of December 31, 2002. These properties are placed in service as they reach stabilized occupancy (generally defined as properties that are 90% leased). Other revenues are derived from the operations of the Company’s maintenance company, fees earned from the Company’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Company’s maintenance company and other miscellaneous regional expenses.

     The Company’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Company’s future revenues and expenses may vary materially from historical rates.

     At September 30, 2004 and September 30, 2003, the occupancy rates of the Company’s same store properties were 87.4 % and 87.5%, respectively.

	Nine Months Ended September 30,
	2004	2003	$ Change	% Change
REVENUES ($ in 000’s)
Same Store Properties	$193,582	$209,084	$(15,502)	-7.4%
Acquired Properties	29,770	5,440	24,330	447.2%
Sold Properties	11,019	40,707	(29,688)	-72.9%
Properties Not In Service	12,268	10,137	2,131	21.0%
Other	6,247	7,373	(1,126)	-15.3%

	$252,886	$272,741	$(19,855)	-7.3%
Discontinued Operations	(10,851)	(35,901)	25,050	-69.8%

Total Revenues	$242,035	$236,840	$5,195	2.2%

     Revenues from same store properties decreased $15.5 million due primarily to a $10.7 million lease termination fee the Company received in the first quarter of 2003. Revenues from acquired properties increased $24.3 million due to the 114 industrial properties totaling approximately 12.9 million square feet of GLA acquired subsequent to December 31, 2002. Revenues from sold properties decreased $29.7 million due to the 200 industrial properties totaling approximately 12.8 million square feet of GLA sold subsequent to December 31, 2002. Revenues from properties not in service increased $2.1 million due primarily to an increase in occupancy for developments that have not yet been placed in service as of

September 30, 2004. Other revenues decreased by approximately $1.1 million due primarily to a decrease in third party development and assignment fees.

	Nine Months Ended September 30,
	2004	2003	$ Change	% Change
PROPERTY EXPENSES ($ in 000’s)
Same Store Properties	$63,326	$66,031	$(2,705)	-4.1%
Acquired Properties	9,099	1,519	7,580	499.0%
Sold Properties	4,153	13,710	(9,557)	-69.7%
Properties Not In Service	4,575	4,051	524	12.9%
Other	4,555	3,558	997	28.0%

	$85,708	$88,869	$(3,161)	-3.6%
Discontinued Operations	(3,676)	(11,917)	8,241	-69.2%

Total Property Expenses	$82,032	$76,952	$5,080	6.6%

     Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased by approximately $2.7 million due primarily to a decrease in bad debt and real estate tax expense. Property expenses from acquired properties increased by $7.6 million due to properties acquired subsequent to December 31, 2002. Property expenses from sold properties decreased by $9.6 million due to properties sold subsequent to December 31, 2002. Property expenses from properties not in service increased $.5 million due primarily to an increase in occupancy for developments that have not yet been placed in service as of September 30, 2004. Other expense increased $1.0 million due primarily to increases in compensation.

     General and administrative expense increased by approximately $7.6 million, or 36.9%, due primarily to increases in employee compensation and an increase in outside professional service fees.

     Amortization of deferred financing costs remained relatively unchanged.

	Nine Months Ended September 30,
	2004	2003	$ Change	% Change
DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$54,839	$49,340	$5,499	11.1%
Acquired Properties	10,125	825	9,300	1127.3%
Sold Properties	2,330	7,979	(5,649)	-70.8%
Properties Not In Service and Other	4,611	1,377	3,234	234.9%
Corporate Furniture, Fixtures and Equipment	965	961	4	0.4%

	$72,870	$60,482	$12,388	20.5%
Discontinued Operations	(2,230)	(7,299)	5,069	-69.4%

Total Depreciation and Other Amortization	$70,640	$53,183	$17,457	32.8%

     The increase in depreciation and other amortization for same store properties is primarily due to a net increase in leasing commissions and tenant improvements paid in 2004 and 2003. Depreciation and other amortization from acquired properties increased by $9.3 million due to properties acquired subsequent to December 31, 2002. Depreciation and other amortization from sold properties decreased by $5.6 million due to properties sold subsequent to December 31, 2002. Depreciation and other amortization for properties not in service and other increased by $3.2 million due primarily to depreciation expense being recognized in 2004 for developments that were substantially completed.

     Interest income increased by approximately $1.1 million due primarily to an increase in the average mortgage loans receivable outstanding during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 as well as an increase in the average restricted cash balance for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

     In March 2004, the Company, through the Operating Partnership, entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement had a notional value of $73.5 million, was effective from August 15, 2004 through August 15, 2009, and fixed the LIBOR rate at 3.326%. In May 2004, the Company reduced the projected amount of the future debt offering and settled $24.5 million of this interest rate protection agreement for proceeds in the amount of $1.5 million which is recognized in net income for the nine months ended September 30, 2004.

     Interest expense increased by approximately $1.8 million due primarily to an increase in the weighted average debt balance outstanding for the nine months ended September 30, 2004 ($1,505.9 million), as compared to the nine months ended September 30, 2003 ($1,454.6 million). This was partially offset by a decrease in the weighted average interest rate for the nine months ended September 30, 2004 (6.60%), as compared to the nine months ended September 30, 2003 (6.64%), and an increase in capitalized interest for the nine months ended September 30, 2004 due to an increase in development activities.

     Equity in income of joint ventures increased by approximately $35.8 million due primarily to the Company’s allocation of gain from the sale of all of the properties in the December 2001 Joint Venture and the Company’s recognition of the deferred gain on it’s initial sale of 30 of the 36 properties to the December 2001 Joint Venture.

     The $9.5 million gain on sale of real estate for the nine months ended September 30, 2004 resulted from the sale of four industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $9.2 million gain on sale of real estate for the nine months ended September 30, 2003 resulted from the sale of six industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

     The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Company for the nine months ended September 30, 2004 and September 30, 2003.

	Nine Months Ended September 30,
($ in 000’s)	2004	2003
Total Revenues	$10,851	$35,901
Operating Expenses	(3,676)	(11,917)
Depreciation and Amortization	(2,230)	(7,299)
Gain on Sale of Real Estate	60,638	56,705

Income from Discontinued Operations	$65,583	$73,390

     Income from discontinued operations for the nine months ended September 30, 2004 reflects the results of operations and gain on sale of real estate of $60.6 million relating to 66 industrial properties that were sold during the nine months ended September 30, 2004 and the results of operations of three properties that were identified as held for sale at September 30, 2004.

     Income from discontinued operations for the nine months ended September 30, 2003 reflects the results of operations of 66 industrial properties that were sold during the nine months ended September 30, 2004, three properties that were identified as held for sale at September 30, 2004, 120 industrial properties that were sold during the twelve months ended December 31, 2003, as well as the gain on sale of real estate of $56.7 million from the 91 industrial properties that were sold during the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2004, the Company’s restricted cash was approximately $24.3 million. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Company exchanges industrial properties under Section 1031 of the Internal Revenue Code.

     The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with cash flows provided by operating activities.

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional equity securities. As of September 30, 2004, $511.0 million of common stock, preferred stock and depositary shares and $500.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. As of November 5, 2004, $464.7 million of common stock, preferred stock and depositary shares and $500.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under the Unsecured Line of Credit. At September 30, 2004, borrowings under the Unsecured Line of Credit bore interest at a weighted average interest rate of 2.504%. The Unsecured Line of Credit bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Company’s election. As of November 5, 2004 the Company had approximately $123.3 million available for additional borrowings under the Unsecured Line of Credit.

Nine Months Ended September 30, 2004

     Net cash provided by operating activities of approximately $77.7 million for the nine months ended September 30, 2004 was comprised primarily of net income before minority interest of approximately $102.2 million and adjustments for non-cash items of approximately $2.1 million, offset by the net change in operating assets and liabilities of approximately $26.6 million. The adjustments for the non-cash items of approximately $2.1 million are primarily comprised of depreciation and amortization of approximately $78.1 million, offset by the gain on sale of real estate of approximately $70.1 million, the effect of the straight-lining of rental income of approximately $4.5 million and a decrease of the bad debt provision of approximately $1.4 million.

     Net cash provided by investing activities of approximately $9.4 million for the nine months ended September 30, 2004 was comprised primarily by the net proceeds from the sale of real estate, a decrease in restricted cash that is held by an intermediary for Section 1031 exchange purposes, the repayment of mortgage loans receivable and distributions from two of the Company’s industrial real estate joint ventures, partially offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate and contributions to, and investments in, one of the Company’s industrial real estate joint ventures.

     During the nine months ended September 30, 2004, the Company acquired 50 industrial properties comprising approximately 6.3 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $247.0 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The Company also completed the development of 11 industrial properties comprising approximately 1.7 million square feet of GLA at an estimated cost of approximately $92.6 million.

     The Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $4.2 million and received distributions of approximately $50.4 million from the Company’s real estate joint ventures. As of September 30, 2004, the Company’s industrial real estate joint ventures owned 45 industrial properties comprising approximately 3.1 million square feet of GLA.

     During the nine months ended September 30, 2004, the Company sold 70 industrial properties comprising approximately 5.3 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 70 industrial properties and several land parcels were approximately $292.4 million.

     Net cash used in financing activities of approximately $80.5 million for the nine months ended September 30, 2004 was comprised primarily by the redemption of preferred stock, common and preferred stock dividends and unit distributions, net repayments under the Company’s Unsecured Line of Credit, preferred stock offering costs, debt issuance costs incurred in conjunction with the issuance of senior unsecured debt, the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock and repayments on mortgage loans payable, partially offset by the proceeds from the sale of preferred stock, proceeds from the issuance of senior unsecured debt and mortgage loan payable, the net proceeds from the exercise of stock options and issuance of common stock and the settlement of interest rate protection agreements in connection with the issuance of senior unsecured debt.

     On June 11, 2004, the Company, through the Operating Partnership, amended and restated its $300.0 million Unsecured Line of Credit. The Unsecured Line of Credit matures on September 28, 2007 and bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Company’s election.

     On January 19, 2004, the Company and the Operating Partnership paid a fourth quarter 2003 distribution of $0.6850 per common share/Unit, totaling approximately $31.9 million. On April 19, 2004, the Company and the Operating Partnership paid a first quarter 2004 distribution of $0.6850 per common share/Unit, totaling approximately $32.7 million. On July 19, 2004 the Company and the Operating Partnership paid a second quarter 2004 distribution of $0.6850 per common share/Unit, totaling approximately $32.7 million

     On March 31, 2004, the Company paid first quarter 2004 dividends of $53.906 per share (equivalent to $.53906 per Depositary Share) on its 8.625%, $.01 par value, Series C Cumulative Preferred Stock (the “Series C Preferred Stock”), $49.688 per share (equivalent to $.49688 per Depositary Share) on its 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the “Series D Preferred Stock”) and $49.375 per share (equivalent to $.49375 per Depositary Share) on its 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the “Series E Preferred Stock”), totaling, in the aggregate, approximately $5.0 million. On June 30, 2004, the Company paid a second quarter 2004 dividend of $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, totaling approximately $1.1 million. On September 30, 2004, the Company paid a third quarter 2004 dividend of $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, a prorated second and third quarter 2004 dividend of $2,165.28 per share (equivalent to $21.6528 per Depositary Share) on its Series F Preferred Stock (hereinafter defined) and a prorated second and third quarter 2004 dividend of $2,512.50 per share (equivalent to $25.1250 per Depositary Share) on its Series G Preferred Stock (hereinafter defined), totaling, in the aggregate, approximately $2.8 million.

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

     During the nine months ended September 30, 2004, the Company awarded 206,117 shares of restricted common stock to certain employees and 9,383 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $8.3 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

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

     On June 2, 2004, the Company issued 500 shares of 2.965%, $.01 par value, Series H Flexible Cumulative Redeemable Preferred Stock (the “Series H Preferred Stock”), at an initial offering price of $250,000.00 per share. On or after July 2, 2004, the Series H Preferred Stock became redeemable for cash at the option of the Company, in whole but not in part, at a redemption price equivalent, initially, to $242,875.00 per share plus accrued and unpaid dividends. The Company redeemed the Series H Preferred Stock on July 2, 2004 and paid a prorated second and third quarter dividend of $629.555 per share, totaling approximately $.3 million.

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

     During the nine months ended September 30, 2004, certain employees of the Company exercised 1,609,052 non-qualified employee stock options. Net proceeds to the Company were approximately $35.6 million.

     On September 16, 2004, the Company and the Operating Partnership entered into a sales agreement to sell up to 3,900,000 shares of the Company’s common stock from time to time with Cantor Fitzgerald & Co., as sales agent, in a controlled equity offering program. During the three and nine months ended

September 30, 2004, the Company issued 83,600 shares of common stock under the controlled equity offering program and received net proceeds of $3.1 million.

Market Risk

     The following discussion about the Company’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at September 30, 2004 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

     In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

     At September 30, 2004, approximately $1,405.6 million (approximately 88.7% of total debt at September 30, 2004) of the Company’s debt was fixed rate debt and approximately $179.0 million (approximately 11.3% of total debt at September 30, 2004) was variable rate debt. Currently, the Company does not enter into financial instruments for trading or other speculative purposes.

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

     Based upon the amount of variable rate debt outstanding at September 30, 2004, a 10% increase or decrease in the interest rate on the Company’s variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.5 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at September 30, 2004 by approximately $51.2 million to $1,514.3 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at September 30, 2004 by approximately $55.1 million to $1,620.6 million.

Subsequent Events

     From October 1, 2004 to November 5, 2004, the Company acquired four industrial properties and several land parcels for an aggregate purchase price of approximately $45.4 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold two industrial properties and several land parcels for approximately $28.3 million of gross proceeds.

     From October 1, 2004 to November 5, 2004, the Company issued 1,250,000 shares of common stock and received net proceeds of $45.8 million.

     On October 12, 2004, the Company, through the Operating Partnership, entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement has a notional value of $48.9 million, is effective from January 10, 2005 through January 10, 2010 and fixes the LIBOR rate at 3.909%.

     On October 18, 2004, the Company and the Operating Partnership paid a third quarter 2004 dividend/distribution of $.6850 per common share/Unit, totaling approximately $32.9 million.

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

     There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting except that during the fiscal quarter covered by this report the Company added a new internal control in which the Company recalculates the data in the spreadsheet used to prepare the year to date and quarterly financial statements. As a result of the implementation of this internal control, the Company determined that it should have recognized additional depreciation expense of $1.1 million ($1.0 million net of minority interest) in the second quarter of 2004 relating to certain properties.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None

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

FIRST INDUSTRIAL REALTY TRUST, INC.

Date: November 9, 2004	By:	/s/ Scott A. Musil Scott A. Musil Senior Vice President- Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

* Filed herewith
** Furnished herewith