Form 10-K
period 2004-12-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 2005-03-31
CIK 921825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 1-13102
FIRST INDUSTRIAL REALTY TRUST, INC.
(Exact name of Registrant as specified in its Charter)

Maryland	36-3935116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 S. Wacker Drive, Suite 4000, Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)
(312) 344-4300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock
(Title of class)
New York Stock Exchange
(Name of exchange on which registered)
Depositary Shares Each Representing 1/100 of a Share of 8.625% Series C Cumulative Preferred Stock
(Title of class)
New York Stock Exchange
(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $1,475 million based on the closing price on the New York Stock Exchange for such stock on June 30, 2004.
      At March 23, 2005, 42,944,619 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Part III incorporates certain information by reference to the Registrant’s definitive proxy statement expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

FIRST INDUSTRIAL REALTY TRUST, INC.

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. First Industrial Realty Trust, Inc. (the “Company”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of financing, interest rate levels, competition, supply and demand for industrial properties in the Company’s current and proposed market areas, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs and changes in general accounting principles, policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

PART I
THE COMPANY

Item 1.	Business
General
      First Industrial Realty Trust, Inc. is a Maryland corporation organized on August 10, 1993, and is a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). First Industrial Realty Trust, Inc., (together with its consolidated subsidiaries, the “Company”) is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, redevelops and develops industrial real estate. The Company completed its initial public offering in June 1994 (the “Initial Offering”). Upon consummation of the Initial Offering, the Company owned 226 industrial properties which contained an aggregate of 17.4 million square feet of gross leasable area (“GLA”). As of December 31, 2004, the Company’s in-service portfolio consisted of 403 light industrial properties, 151 R&D/ flex properties, 157 bulk warehouse properties, 91 regional warehouse properties and 25 manufacturing properties containing approximately 61.7 million square feet of GLA located in 22 states. The Company’s in-service portfolio includes all properties other than developed and acquired properties that have not yet reached stabilized occupancy (generally defined as properties that are 90% leased).
      The Company’s interests in its properties and land parcels are held through (i) partnerships controlled by the Company, including First Industrial, L.P. (the “Operating Partnership”), of which the Company is the sole general partner, as well as, among others, First Industrial Financing Partnership, L.P., First Industrial Securities, L.P., First Industrial Mortgage Partnership, L.P. (the “Mortgage Partnership”), First Industrial Pennsylvania, L.P., First Industrial Harrisburg, L.P., First Industrial Indianapolis, L.P., FI Development Services, L.P. and TK-SV, LTD., each of which the sole general partner is a wholly-owned subsidiary of the Company and the sole limited partner is the Operating Partnership; (ii) limited liability companies, of which the Operating Partnership is the sole member; and (iii) First Industrial Development Services, Inc., of which the Operating Partnership is the sole stockholder, all of whose operating data is consolidated with that of the Company as presented herein. The Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties (the “September 1998 Joint Venture” and the “May 2003 Joint Venture”). The Company, through a separate, wholly-owned limited liability company of which the Operating Partnership is also the sole member, also owned a minority interest in and provided property management services to a third joint venture which invested in industrial properties (the “December 2001 Joint Venture”; together with the September 1998 Joint Venture and the May 2003 Joint Venture, the “Joint Ventures”). During the year ended December 31, 2004, the December 2001 Joint Venture sold all of its industrial properties. The operating data of the Joint Ventures is not consolidated with that of the Company as presented herein.
      The Company utilizes an operating approach which combines the effectiveness of decentralized, locally-based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and fiscal control systems. At March 23, 2005, the Company had 353 employees.
      The Company has grown and will seek to continue to grow through the development and acquisition of additional industrial properties and through its corporate services program.
      The Company maintains a website at www.firstindustrial.com. Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available without charge on the Company’s website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. In addition, the Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee

Charter, Nominating/ Corporate Governance Committee Charter, along with supplemental financial and operating information prepared by the Company, are all available without charge on the Company’s website or upon request to the Company. Amendments to, or waivers from, the Company’s Code of Business Conduct and Ethics that apply to the Company’s executive officers or directors shall be posted to the Company’s website at www.firstindustrial.com. Please direct requests as follows:
First Industrial Realty Trust, Inc.
311 S. Wacker, Suite 4000
Chicago, IL 60606
Attention: Investor Relations
Business Objectives and Growth Plans
      The Company’s fundamental business objective is to maximize the total return to its stockholders through increases in per share distributions and increases in the value of the Company’s properties and operations. The Company’s growth plans include the following elements:

•	Internal Growth. The Company seeks to grow internally by (i) increasing revenues by renewing or re-leasing spaces subject to expiring leases at higher rental levels; (ii) increasing occupancy levels at properties where vacancy exists and maintaining occupancy elsewhere; (iii) controlling and minimizing property operating and general and administrative expenses; (iv) renovating existing properties; and (v) increasing ancillary revenues from non-real estate sources.

•	External Growth. The Company seeks to grow externally through (i) the development of industrial properties; (ii) the acquisition of portfolios of industrial properties, industrial property businesses or individual properties which meet the Company’s investment parameters and target markets; and (iii) the expansion of its properties.

•	Corporate Services. Through its corporate services program, the Company builds for, purchases from, and leases and sells industrial properties to companies that need industrial facilities. The Company seeks to grow this business by targeting both large and middle-market public and private companies.
Business Strategies
      The Company utilizes the following six strategies in connection with the operation of its business:

•	Organization Strategy. The Company implements its decentralized property operations strategy through the deployment of experienced regional management teams and local property managers. Each operating region is headed by a managing director, who is a senior executive officer of, and has an equity interest in, the Company. The Company provides acquisition, development and financing assistance, asset management oversight and financial reporting functions from its headquarters in Chicago, Illinois to support its regional operations. The Company believes the size of its portfolio enables it to realize operating efficiencies by spreading overhead among many properties and by negotiating purchasing discounts.

•	Market Strategy. The Company’s market strategy is to concentrate on the top industrial real estate markets in the United States. These top markets are based upon one or more of the following characteristics: (i) the strength of the market’s industrial real estate fundamentals, including increased industrial demand expectations; (ii) the history and outlook for continued economic growth and industry diversity; and (iii) a minimum market size of 100 million square feet of industrial space.

•	Leasing and Marketing Strategy. The Company has an operational management strategy designed to enhance tenant satisfaction and portfolio performance. The Company pursues an active leasing strategy, which includes broadly marketing available space, seeking to renew existing leases at higher rents per square foot and seeking leases which provide for the pass-through of property-

related expenses to the tenant. The Company also has local and national marketing programs which focus on the business and real estate brokerage communities and national tenants.

•	Acquisition/ Development Strategy. The Company’s acquisition/development strategy is to invest in properties and other assets with higher yield potential in the top industrial real estate markets in the United States. Of the 827 industrial properties in the Company’s in-service portfolio at December 31, 2004, 137 properties have been developed by the Company or its former management. The Company will continue to leverage the development capabilities of its management, many of whom are leading industrial property developers in their respective markets.

•	Disposition Strategy. The Company continuously evaluates local market conditions and property-related factors in all of its markets for purposes of identifying assets suitable for disposition.

•	Financing Strategy. The Company plans on utilizing a portion of net sales proceeds from property sales, borrowings under its $300 million unsecured line of credit and proceeds from the issuance, when and as warranted, of additional equity securities to finance future acquisitions and developments. As of March 23, 2005, the Company had approximately $98.3 million available in additional borrowings under its $300 million unsecured line of credit.

Recent Developments
      In 2004, the Company acquired or placed in-service developments totaling 95 industrial properties and acquired several parcels of land for a total investment of approximately $517.7 million. The Company also sold 97 industrial properties and several parcels of land for a gross sales price of approximately $424.9 million. At December 31, 2004, the Company owned 827 in-service industrial properties containing approximately 61.7 million square feet of GLA.
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
      On June 7, 2004, the Company redeemed 5,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.95%, $.01 par value, Series D Cumulative Preferred Stock, at a redemption price of $25.00 per Depositary Share, and a paid a prorated second quarter dividend of $.36990 per Depositary Share, totaling approximately $1.9 million.
      On June 7, 2004, the Company redeemed 3,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.90%, $.01 par value, Series E Cumulative Preferred Stock, at a redemption price of $25.00 per Depositary Share, and a paid prorated second quarter dividend of $.36757 per Depositary Share, totaling approximately $1.1 million.
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

      On September 16, 2004, the Company and the Operating Partnership entered into a sales agreement to sell up to 3,900,000 shares of the Company’s common stock from time to time with Cantor Fitzgerald & Co., as sales agent, in a controlled equity offering program. During the year ended December 31, 2004, the Company issued 1,333,600 shares of common stock under the controlled equity offering program and received net proceeds of $48.8 million.
      On September 30, 2004, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of approximately $12.1 million which bears interest at a fixed rate of 5.6%, provides for monthly principal and interest payments based on a 30-year amortization schedule and matures on November 10, 2012. In conjunction with the assumption of the loan, the Company recorded a premium in the amount of $.5 million which will be amortized over the remaining life of the loan as an adjustment to interest expense.
      On December 3, 2004, the Company, through the Operating Partnership, paid off and retired its $4.3 million mortgage loan which bore interest at 7.61%, provided for monthly principal and interest payments based on a 30-year amortization schedule, and was to mature on May 1, 2012.
      On December 21, 2004, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $6.2 million (the “Acquisition Mortgage Loan XIV”). The Acquisition Mortgage Loan XIV is collateralized by several properties in Tampa, Florida, bears interest at a fixed rate of 6.94% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan XIV matures on July 1, 2009. In conjunction with the assumption of the Acquisition Mortgage Loan XIV, the Company recorded a premium in the amount of $.6 million which will be amortized over the remaining life of the Acquisition Mortgage Loan XIV as an adjustment to interest expense.
      From January 1, 2005 to March 23, 2005, the Company acquired eight industrial properties and several land parcels for a total estimated investment of approximately $47.6 million (approximately $1.5 million of which was made through the issuance of limited partnership interests in the Operating Partnership (“Units”)). The Company also sold 13 industrial properties for approximately $136.0 million of gross proceeds during this period.
      On March 1, 2005, the Company declared a first quarter 2005 distribution of $.6950 per common share/unit on its common stock/units which is payable on April 18, 2005. The Company also declared first quarter 2005 dividends of $53.906 per share ($.53906 per Depositary Share), on its Series C Preferred Stock, totaling, in the aggregate, approximately $1.1 million, which is payable on March 31, 2005; semi-annual dividends of $3,118.00 per share ($31.18 per Depositary Share) on its Series F Preferred Stock, totaling, in the aggregate, approximately $1.6 million, which is payable on March 31, 2005; and semi-annual dividends of $3,618.00 per share ($36.18 per Depositary Share) on its Series G Preferred Stock, totaling, in the aggregate, approximately $.9 million, which is payable on March 31, 2005.
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
      The Company also sells properties based on market conditions and property related factors. As a result, the Company is currently engaged in negotiations relating to the possible sale of certain industrial properties in the Company’s current portfolio.
      When evaluating potential industrial property acquisitions and developments, as well as potential industrial property sales, the Company will consider such factors as: (i) the geographic area and type of property; (ii) the location, construction quality, condition and design of the property; (iii) the potential for capital appreciation of the property; (iv) the ability of the Company to improve the property’s performance through renovation; (v) the terms of tenant leases, including the potential for rent increases; (vi) the potential for economic growth and the tax and regulatory environment of the area in which the property is located; (vii) the potential for expansion of the physical layout of the property and/or the number of sites; (viii) the occupancy and demand by tenants for properties of a similar type in the vicinity; and (ix) competition from existing properties and the potential for the construction of new properties in the area.
INDUSTRY
      Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output. Historically, occupancy rates for industrial property in the United States have been higher than those for other types of commercial property. The Company believes that the higher occupancy rate in the industrial property sector is a result of the construction-on-demand nature of, and the comparatively short development time required for, industrial property. For the five years ended December 31, 2004, the occupancy rates for industrial properties in the United States have ranged from 88.4%* to 93.4%*, with an occupancy rate of 89.1%* at December 31, 2004.

Item 2.	Properties
General
      At December 31, 2004, the Company owned 827 in-service industrial properties containing approximately 61.7 million square feet of GLA in 22 states, with a diverse base of more than 2,400 tenants engaged in a wide variety of businesses, including manufacturing, retail, wholesale trade, distribution and professional services. The properties are generally located in business parks that have convenient access to interstate highways and/or rail and air transportation. The weighted average age of the properties as of December 31, 2004 was approximately 19 years. The Company maintains insurance on its properties that the Company believes is adequate.
      The Company classifies its properties into five industrial categories: light industrial, R&D/flex, bulk warehouse, regional warehouse and manufacturing. While some properties may have characteristics which fall under more than one property type, the Company uses what it feels is the most dominating characteristic to categorize its property. The following describes, generally, the different industrial categories:

•	Light industrial properties are of less than 100,000 square feet, have a ceiling height of 16 to 21 feet, are comprised of 5%-50% of office space, contain less than 50% of manufacturing space and have a land use ratio of 4:1. The land use ratio is the ratio of the total property area to that which is occupied by the building.

•	R&D/flex buildings are of less than 100,000 square feet, have a ceiling height of less than 16 feet, are comprised of 50% or more of office space, contain less than 25% of manufacturing space and have a land use ratio of 4:1.

•	Bulk warehouse buildings are of more than 100,000 square feet, have a ceiling height of at least 22 feet, are comprised of 5%-15% of office space, contain less than 25% of manufacturing space and have a land use ratio of 2:1.

•	Regional warehouses are of less than 100,000 square feet, have a ceiling height of at least 22 feet, are comprised of 5%-15% of office space, contain less than 25% of manufacturing space and have a land use ratio of 2:1.

      *Source: Torto Wheaton Research

•	Manufacturing properties are a diverse category of buildings that have a ceiling height of 10-18 feet, are comprised of 5%-15% of office space, contain at least 50% of manufacturing space and have a land use ratio of 4:1.
      Each of the properties is wholly owned by the Company. The following tables summarize certain information as of December 31, 2004 with respect to the Company’s in-service properties.
Property Summary

	Light Industrial		R&D/Flex		Bulk Warehouse		Regional Warehouse		Manufacturing

		Number of		Number of		Number of		Number of		Number of
Metropolitan Area	GLA	Properties	GLA	Properties	GLA	Properties	GLA	Properties	GLA	Properties

Atlanta, GA	598,106	11	294,074	7	3,385,754	11	383,935	5	298,000	2
Baltimore, MD	727,370	12	—	—	749,830	4	—	—	171,000	1
Central Pennsylvania	383,070	4	—	—	1,963,886	9	117,579	3	—	—
Chicago, IL	1,144,615	20	247,084	4	2,110,988	10	50,009	1	589,000	3
Cincinnati, OH	384,220	3	—	—	1,693,880	7	—	—	—	—
Columbus, OH	217,612	2	—	—	1,654,437	4	—	—	—	—
Dallas, TX	1,713,803	45	492,503	20	2,369,671	18	831,941	13	224,984	2
Denver, CO	1,550,521	30	1,289,162	34	1,202,317	7	526,723	8	—	—
Des Moines, IA	—	—	—	—	—	—	88,000	1	—	—
Detroit, MI	2,234,543	84	426,112	15	658,643	6	684,978	16	—	—
Grand Rapids, MI	61,250	1	—	—	—	—	—	—	—	—
Houston, TX	536,211	7	201,363	3	2,130,764	13	365,960	5	—	—
Indianapolis, IN	775,980	17	48,200	4	3,218,628	13	277,710	7	71,600	2
Los Angeles, CA	272,594	11	18,921	4	961,706	5	345,258	7	—	—
Louisville, KY	—	—	—	—	443,500	2	—	—	—	—
Miami, FL	—	—	—	—	268,539	1	—	—	—	—
Milwaukee, WI	146,061	3	93,705	2	524,894	4	39,468	1	—	—
Minneapolis/ St. Paul, MN	1,118,955	18	695,165	10	1,433,082	6	201,813	2	1,057,040	11
Nashville, TN	273,843	5	—	—	1,549,322	7	—	—	109,058	1
N. New Jersey	1,167,489	21	425,996	8	1,380,965	8	238,485	3	—	—
Philadelphia, PA	1,131,651	23	128,059	5	43,400	1	211,316	3	56,827	2
Phoenix, AZ	234,851	8	—	—	407,205	3	469,923	6	—	—
Salt Lake City, UT	499,164	33	146,937	6	324,568	2	—	—	—	—
San Diego, CA	—	—	—	—	397,760	2	179,541	5	—	—
S. New Jersey	921,604	20	37,450	2	—	—	118,496	2	22,738	1
St. Louis, MO	688,165	9	—	—	1,533,507	10	96,392	1	—	—
Tampa, FL	517,252	13	733,522	27	—	—	41,377	1	—	—
Other(a)	99,000	3	—	—	668,155	4	50,000	1	—	—

Total	17,397,930	403	5,278,253	151	31,075,401	157	5,318,904	91	2,600,247	25

(a)	Properties are located in Wichita, Kansas; McAllen, TX; Austin, TX, and Sparks, NV.

Property Summary Totals

	Totals

			Average	GLA as a %
		Number of	Occupancy at	of Total
Metropolitan Area	GLA	Properties	12/31/04	Portfolio

Atlanta, GA	4,959,869	36	88%	8.0%
Baltimore, MD	1,648,200	17	92%	2.7%
Central Pennsylvania	2,464,535	16	89%	4.0%
Chicago, IL	4,141,696	38	84%	6.7%
Cincinnati, OH	2,078,100	10	88%	3.4%
Columbus, OH	1,872,049	6	98%	3.0%
Dallas, TX	5,632,902	98	92%	9.1%
Denver, CO	4,568,723	79	91%	7.4%
Des Moines, IA	88,000	1	46%	0.1%
Detroit, MI	4,004,276	121	93%	6.5%
Grand Rapids, MI	61,250	1	100%	0.1%
Houston, TX	3,234,298	28	91%	5.2%
Indianapolis, IN	4,392,118	43	81%	7.1%
Los Angeles, CA	1,598,479	27	100%	2.6%
Louisville, KY	443,500	2	100%	0.7%
Miami, FL	268,539	1	100%	0.4%
Milwaukee, WI	804,128	10	100%	1.3%
Minneapolis/ St. Paul, MN	4,506,055	47	87%	7.3%
Nashville, TN	1,932,223	13	90%	3.1%
N. New Jersey	3,212,935	40	87%	5.2%
Philadelphia, PA	1,571,253	34	91%	2.5%
Phoenix, AZ	1,111,979	17	92%	1.8%
Salt Lake City, UT	970,669	41	89%	1.6%
San Diego, CA	577,301	7	93%	0.9%
S. New Jersey	1,100,288	25	100%	1.8%
St. Louis, MO	2,318,064	20	95%	3.8%
Tampa, FL	1,292,151	41	87%	2.1%
Other(a)	817,155	8	100%	1.3%

Total or Average	61,670,735	827	90%	100.0%

(a)	Properties are located in Wichita, Kansas; McAllen, TX; Austin, TX, and Sparks, NV.

Property Acquisition Activity
      During 2004, the Company acquired 79 industrial properties totaling approximately 9.2 million square feet of GLA at a total purchase price of approximately $365.9 million, or approximately $39.62 per square foot. The Company also purchased several land parcels for an aggregate purchase price of approximately $36.5 million. The 79 industrial properties acquired have the following characteristics:

				Average
	Number of			Occupancy at
Metropolitan Area	Properties	GLA	Property Type	12/31/04(g)

St. Louis, MO	6	812,685	Light Industrial/Regional & Bulk Warehouse	99%
Nashville, TN(a)	1	98,150	Manufacturing	N/A
Nashville, TN	1	522,483	Bulk Warehouse	100%
Cincinnati, OH(a)	1	482,772	Bulk Warehouse	N/A
Minneapolis, MN(b)	1	81,927	Light Industrial	N/A
Salt Lake City, UT(c)	4	93,600	Light Industrial	100%
Denver, CO	3	663,411	Bulk Warehouse	100%
Atlanta, GA(a)	1	151,743	Bulk Warehouse	N/A
Phoenix, AZ	1	22,978	Light Industrial	100%
Chicago, IL	1	76,430	Light Industrial	100%
Chicago, IL	1	169,000	Manufacturing	100%
Minneapolis, MN	1	216,700	Bulk Warehouse	100%
Milwaukee, WI	1	103,024	Bulk Warehouse	100%
Los Angeles, CA	2	73,000	Light Industrial	100%
Dallas, TX	1	85,200	Regional Warehouse	100%
Milwaukee, WI(a)	1	60,000	Light Industrial	N/A
Northern New Jersey	1	92,400	Regional Warehouse	100%
Northern New Jersey	1	194,258	Bulk Warehouse	100%
Milwaukee, WI	2	321,870	Bulk Warehouse	100%
Minneapolis, MN	1	71,905	Light Industrial	100%
Dallas, TX(d)	12	853,857	Light Industrial/Regional & Bulk Warehouse	94%
Baltimore, MD	1	300,000	Bulk Warehouse	100%
Northern New Jersey	1	208,000	Bulk Warehouse	100%
Northern New Jersey	1	115,536	Bulk Warehouse	100%
Phoenix, AZ	3	407,205	Bulk Warehouse	100%
Baltimore, MD	1	138,920	Bulk Warehouse	100%
Baltimore, MD	1	148,215	Bulk Warehouse	100%
Baltimore, MD	2	125,000	Light Industrial	59%
Philadelphia, PA	1	48,000	Light Industrial	100%
Los Angeles, CA	1	100,000	Bulk Warehouse	100%
Minneapolis, MN(e)	2	162,408	R&D/Flex	100%
Miami, FL	1	268,539	Bulk Warehouse	100%
Baltimore, MD	1	376,295	Bulk Warehouse	100%
Tampa, FL(f)	7	201,620	R&D/Flex/Light Industrial	100%
Atlanta, GA(b)	1	239,435	Manufacturing	N/A
Dallas, TX	1	261,102	Bulk Warehouse	100%

				Average
	Number of			Occupancy at
Metropolitan Area	Properties	GLA	Property Type	12/31/04(g)

Houston, TX(f)	5	155,131	Light Industrial	N/A
Minneapolis, MN	1	47,263	Light Industrial	100%
Cincinnati, OH	1	345,000	Bulk Warehouse	100%
Nashville, TN	1	194,113	Bulk Warehouse	100%
Los Angeles, CA	1	68,446	Regional Warehouse	100%
Phoenix, AZ	1	78,150	Regional Warehouse	100%

	79	9,235,771

(a)	Property was sold in 2004.

(b)	Property was placed out of service in 2004.

(c)	Three properties were placed out of service in 2004.

(d)	Two properties were placed out of service in 2004.

(e)	One property was placed out of service in 2004.

(f)	Five properties were placed out of service in 2004.

(g)	Includes only in-service properties.
Property Development Activity
      During 2004, the Company placed in-service 16 developments totaling approximately 2.0 million square feet of GLA at a total cost of approximately $115.3 million, or approximately $57.43 per square foot. The placed in-service developments have the following characteristics:

			Average
			Occupancy
Metropolitan Area	GLA	Property Type	at 12/31/04

Phoenix, AZ	54,890	Light Industrial	100%
Harrisburg, PA	103,200	Bulk Warehouse	100%
St. Louis, MO	180,658	Bulk Warehouse	100%
Harrisburg, PA	87,500	Regional Warehouse	100%
Atlanta, GA	231,000	Bulk Warehouse	100%
Chicago, IL(a)	236,213	Bulk Warehouse	N/A
Phoenix, AZ(a)	73,415	Light Industrial	N/A
Harrisburg, PA	252,000	Bulk Warehouse	100%
Phoenix, AZ	44,545	Light Industrial	100%
Harrisburg, PA(a)	314,591	Bulk Warehouse	N/A
Phoenix, AZ(a)	144,020	Light Industrial	N/A
Harrisburg, PA	110,000	Bulk Warehouse	100%
Denver, CO	67,280	Light Industrial	90%
Phoenix, AZ(a)	37,499	Light Industrial	N/A
Phoenix, AZ(a)	36,746	Light Industrial	N/A
Dallas, TX(a)	34,800	Light Industrial	N/A

	2,008,357

(a)	Property was sold in 2004.
      At December 31, 2004, the Company had 19 development projects not placed in service, totaling an estimated 2.7 million square feet and with an estimated completion cost of approximately $173.2 million. The Company estimates it will place in service 16 of the 19 projects in fiscal year 2005. There can be no assurance that the Company will place these projects in service in 2005 or that the actual completion cost will not exceed the estimated completion cost stated above.
Property Sales
      During 2004, the Company sold 97 industrial properties totaling approximately 7.4 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $424.9 million. The 97 industrial properties sold have the following characteristics:

	Number
	of
Metropolitan Area	Properties	GLA	Property Type

Minneapolis, MN	4	435,032	Regional Warehouse/R&D/Flex/Light Industrial
Nashville, TN	1	423,500	Bulk Warehouse
Tampa, FL	1	11,600	Light Industrial
Salt Lake City, UT	1	10,500	Light Industrial
Nashville, TN	1	28,022	Light Industrial
Dallas, TX	2	41,000	Light Industrial
Detroit, MI	2	85,086	Light Industrial
Philadelphia, PA	1	46,750	Regional Warehouse
Chicago, IL	1	68,728	Regional Warehouse
Chicago, IL	1	407,012	Bulk Warehouse
Denver, CO	1	52,227	Light Industrial
Denver, CO	1	69,430	Light Industrial
Minneapolis, MN	1	30,476	Regional Warehouse
Nashville, TN	1	98,150	Manufacturing
Northern New Jersey	1	259,230	Bulk Warehouse
Southern New Jersey	1	90,804	Regional Warehouse
Tampa, FL	1	23,778	R&D/Flex
Northern New Jersey	1	32,500	Light Industrial
Chicago, IL	1	41,531	Manufacturing
Baltimore, MD	1	86,234	Light Industrial
Baltimore, MD	3	125,421	Light Industrial
Dayton, OH	7	342,746	Light Industrial/R&D/Flex
Southern New Jersey	1	12,000	R&D/Flex
Southern New Jersey	1	32,914	Light Industrial
Baltimore, MD	1	57,600	Light Industrial
Northern New Jersey	1	20,000	R&D/Flex
Northern New Jersey	4	118,750	R&D/Flex
Houston, TX	3	164,387	R&D/Flex/Light Industrial/Bulk Warehouse
Los Angeles, CA	1	230,000	Bulk Warehouse
Baltimore, MD	1	78,418	R&D/Flex
Central Pennsylvania	1	178,600	Bulk Warehouse
Cincinnati, OH	1	482,772	Bulk Warehouse

	Number
	of
Metropolitan Area	Properties	GLA	Property Type

Denver, CO	2	41,619	Light Industrial
Phoenix, AZ	1	26,680	Light Industrial
Dallas, TX	1	70,936	Regional Warehouse
Detroit, MI	1	55,535	Regional Warehouse
Phoenix, AZ	1	144,020	Light Industrial
Baltimore, MD	1	40,800	Light Industrial
Louisville, KY	1	221,000	Bulk Warehouse
Phoenix, AZ	2	73,246	Light Industrial
Salt Lake City, UT	6	92,518	Light Industrial
Atlanta, GA	1	151,743	Bulk Warehouse
Tampa, FL	1	33,861	R&D/Flex
Chicago, IL	1	147,400	Bulk Warehouse
Phoenix, AZ	1	24,192	Light Industrial
Harrisburg, PA	1	314,591	Bulk Warehouse
Detroit, MI	1	13,507	Light Industrial
Milwaukee, WI	1	60,000	Light Industrial
Chicago, IL	1	100,074	R&D/Flex
Dallas, TX	5	222,403	Manufacturing
Detroit, MI	1	14,600	Light Industrial
Philadelphia, PA	1	25,361	Light Industrial
Detroit, MI	1	23,320	Light Industrial
Chicago, IL	1	137,678	Light Industrial
Baltimore, MD	1	142,189	Bulk Warehouse
Phoenix, AZ	3	147,660	Light Industrial
Indianapolis, IN	1	40,000	Light Industrial
Baltimore, MD	1	49,259	Light Industrial
Los Angeles, CA	1	7,300	Light Industrial
S. New Jersey	1	10,300	R&D/Flex
Dallas, TX	2	137,200	Regional Warehouse & Light Industrial
Chicago, IL	1	236,213	Bulk Warehouse
Dallas, TX	1	101,839	Bulk Warehouse
Philadelphia, PA	1	214,320	Bulk Warehouse
Philadelphia, PA	1	97,448	Regional Warehouse

	97	7,404,010

Property Acquisitions, Developments and Sales Subsequent to Year End
      From January 1, 2005 to March 23, 2005, the Company acquired eight industrial properties and several land parcels for a total estimated investment of approximately $47.6 million (approximately $1.5 million of which was made through the issuance of limited partnership interests in the Operating Partnership (“Units”)). The Company also sold 13 industrial properties and several land parcels for approximately $136.0 million of gross proceeds during this period.

Detail Property Listing
      The following table lists all of the Company’s in-service properties as of December 31, 2004, by geographic market area.
Property Listing

			Year		Land
	Location		Built —		Area		Occupancy at
Building Address	City/State	Encumbrances	Renovated	Building Type	(Acres)	GLA	12/31/04

Atlanta
4250 River Green Parkway	Duluth, GA		1988	R&D/Flex	2.14	28,942	65%
3400 Corporate Parkway	Duluth, GA		1987	Light Industrial	3.73	59,959	100%
3450 Corporate Parkway	Duluth, GA		1988	R&D/Flex	2.38	37,346	75%
3500 Corporate Parkway	Duluth, GA		1991	R&D/Flex	2.80	44,242	100%
3425 Corporate Parkway	Duluth, GA		1990	R&D/Flex	3.49	43,006	100%
1650 GA Highway 155	McDonough, GA		1991	Bulk Warehouse	12.80	228,400	100%
14101 Industrial Park Blvd.	Covington, GA		1984	Light Industrial	9.25	92,160	100%
801-804 Blacklawn Road	Conyers, GA		1982	Bulk Warehouse	6.67	111,540	70%
1665 Dogwood Drive	Conyers, GA		1973	Manufacturing	9.46	198,000	100%
1715 Dogwood Drive	Conyers, GA		1973	Manufacturing	4.61	100,000	100%
11235 Harland Drive	Covington, GA		1988	Light Industrial	5.39	32,361	100%
4050 Southmeadow Parkway	Atlanta, GA		1991	Reg. Warehouse	6.60	87,328	29%
4051 Southmeadow Parkway	Atlanta, GA		1989	Bulk Warehouse	11.20	151,935	100%
4071 Southmeadow Parkway	Atlanta, GA		1991	Bulk Warehouse	17.80	209,918	100%
4081 Southmeadow Parkway	Atlanta, GA		1989	Bulk Warehouse	12.83	254,172	0%
370 Great Southwest Pkway(i)	Atlanta, GA		1986	Light Industrial	8.06	150,536	95%
955 Cobb Place	Kennesaw, GA		1991	Reg. Warehouse	8.73	97,518	100%
2039 Monier Blvd	Lithia Springs, GA		1999	Bulk Warehouse	10.00	110,000	100%
1005 Sigman Road	Conyers, GA		1986	Bulk Warehouse	9.12	127,338	100%
2050 East Park Drive	Conyers, GA		1998	Reg. Warehouse	5.46	90,289	100%
201 Greenwood	McDonough, GA		1999	Bulk Warehouse	39.00	800,000	100%
220 Greenwood	McDonough, GA		2000	Bulk Warehouse	26.69	504,000	100%
1255 Oakbrook Drive	Norcross, GA		1984	Light Industrial	2.50	36,000	33%
1256 Oakbrook Drive	Norcross, GA		1984	Light Industrial	3.48	40,392	75%
1265 Oakbrook Drive	Norcross, GA		1984	Light Industrial	3.52	51,200	0%
1266 Oakbrook Drive	Norcross, GA		1984	Light Industrial	3.62	30,378	74%
1275 Oakbrook Drive	Norcross, GA		1986	Reg. Warehouse	4.36	62,400	78%
1280 Oakbrook Drive	Norcross, GA		1986	Reg. Warehouse	4.34	46,400	56%
1300 Oakbrook Drive	Norcross, GA		1986	Light Industrial	5.41	52,000	100%
1325 Oakbrook Drive	Norcross, GA		1986	Light Industrial	3.53	53,120	69%
1351 Oakbrook Drive	Norcross, GA		1984	R&D/Flex	3.93	36,600	54%
1346 Oakbrook Drive	Norcross, GA		1985	R&D/Flex	5.52	74,538	28%
1412 Oakbrook Drive	Norcross, GA		1985	R&D/Flex	2.89	29,400	56%
Greenwood Industrial Park	McDonough, GA		2003	Bulk Warehouse	31.70	231,000	100%

				Year		Land
	Location			Built —		Area		Occupancy at
Building Address	City/State	Encumbrances		Renovated	Building Type	(Acres)	GLA	12/31/04

Atlanta — (Continued)
3060 South Park Blvd	Ellenwood, GA			1992	Bulk Warehouse	30.56	657,451	100%

							4,959,869	88%
Subtotal or Average

Baltimore	Baltimore, MD			1988	Light Industrial	3.48	60,227	100%
3431 Benson	Baltimore, MD			1987	Light Industrial	3.32	60,000	90%
1811 Portal	Baltimore, MD			1990	Light Industrial	3.18	46,522	100%
1831 Portal	Baltimore, MD	(d	)	1982	Bulk Warehouse	6.55	171,000	100%
1820 Portal	Baltimore, MD			1987	Light Industrial	4.36	65,860	93%
6615 Tributary	Frederick, MD			1988	Light Industrial	5.47	83,934	34%
4845 Governors Way	Baltimore, MD			1982	Light Industrial	5.80	60,000	100%
8900 Yellow Brick Road	Hanover, MD			1987	Light Industrial	18.00	71,866	100%
7476 New Ridge	Lanhan, MD			1980	Light Industrial	16.00	43,353	70%
9700 Martin Luther King Hwy	Lanhan, MD			1980	Light Industrial	5.56	30,608	100%
9730 Martin Luther King Hwy	Lanhan, MD			1980	Bulk Warehouse	5.89	86,400	100%
4600 Boston Way	Dulles, VA			1999	Bulk Warehouse	14.00	138,920	100%
22520 Randolph Drive	Dulles, VA			1998	Bulk Warehouse	10.31	148,215	100%
22630 Dulles Summit Court	Lanhan, MD			1978	Light Industrial	4.85	80,000	100%
9800 Martin Luther King Hwy	Ashburn, VA			1990	Light Industrial	0.00	49,200	100%
21550 Beaumeade Circle	Ashburn, VA			1990	Light Industrial	0.00	75,800	32%
21580 Beaumeade Circle	Baltimore, MD			1982/92	Bulk Warehouse	27.99	376,295	100%
4501 Hollins Ferry Road

							1,648,200	92%
Subtotal or Average

Central Pennsylvania	Cranberry, PA			1982	Reg. Warehouse	5.99	32,779	100%
1214-B Freedom Road	Middletown, PA			1990	Reg. Warehouse	5.20	52,800	61%
401 Russell Drive	Middletown, PA			1990	Reg. Warehouse	3.60	32,000	100%
2700 Commerce Drive	Middletown, PA			1989	Light Industrial	6.40	48,000	100%
2701 Commerce Drive	Middletown, PA			1989	Light Industrial	2.00	21,600	29%
2780 Commerce Drive	Harrisburg, PA			1991	Bulk Warehouse	17.17	300,000	69%
7125 Grayson Road	Harrisburg, PA			1990	Bulk Warehouse	12.42	198,386	100%
7253 Grayson Road	Mechanicsburg, PA			1995	Light Industrial	5.06	49,350	80%
5020 Louise Drive	Harrisburg, PA			1994	Bulk Warehouse	6.02	100,000	80%
7195 Grayson Road	York, PA			1990	Bulk Warehouse	10.00	112,500	0%
3380 Susquehanna Trail North	Mechanicsburg, PA			1968/97	Light Industrial	20.00	264,120	100%
350 Old Silver Spring Road	Hagerstown, MD	(f	)	2000	Bulk Warehouse	35.00	487,000	100%
16522 Hunters Green Parkway	Hagerstown, MD			1992	Bulk Warehouse	22.73	300,000	100%
18212 Shawley Drive	Mechanicsburg, PA			2001	Bulk Warehouse	7.93	104,000	100%
270 Old Silver Spring Road	Gouldsboro, PA			2003	Bulk Warehouse	25.60	252,000	100%
Covington (CAT)

			Year		Land
	Location		Built —		Area		Occupancy at
Building Address	City/State	Encumbrances	Renovated	Building Type	(Acres)	GLA	12/31/04

Central Pennsylvania — (Continued)
37 Valleyview Business Park	Jessup, PA		2004	Bulk Warehouse	9.60	110,000	100%

Subtotal or Average						2,464,535	89%

Chicago
720-730 Landwehr Road	Northbrook, IL		1978	Light Industrial	4.29	66,912	100%
20W201 101st Street	Lemont, IL		1988	Bulk Warehouse	8.72	160,201	100%
3600 West Pratt Avenue	Lincolnwood, IL		1953/88	Bulk Warehouse	6.35	204,679	80%
6750 South Sayre Avenue	Bedford Park, IL		1975	Light Industrial	2.51	63,383	59%
585 Slawin Court	Mount Prospect, IL		1992	R&D/Flex	3.71	38,150	0%
2300 Windsor Court	Addison, IL		1986	Bulk Warehouse	6.80	105,100	100%
3505 Thayer Court	Aurora, IL		1989	Light Industrial	4.60	64,220	100%
305-311 Era Drive	Northbrook, IL		1978	Light Industrial	1.82	27,549	100%
4330 South Racine Avenue	Chicago, IL		1978	Manufacturing	5.57	168,000	0%
12241 Melrose Street	Franklin Park, IL		1969	Light Industrial	2.47	77,301	100%
3150-3160 MacArthur Boulevard	Northbrook, IL		1978	Light Industrial	2.14	41,780	100%
365 North Avenue	Carol Stream, IL		1969	Bulk Warehouse	28.65	230,231	57%
2942 MacArthur Boulevard	Northbrook, IL		1979	R&D/Flex	3.12	49,730	0%
305-307 East North Avenue	Carol Stream, IL		1999	Reg. Warehouse	0.00	50,009	100%
11939 South Central Avenue	Alsip, IL		1972	Bulk Warehouse	12.60	320,171	100%
405 East Shawmut	LaGrange, IL		1965	Light Industrial	3.39	59,075	69%
1010-50 Sesame Street	Bensenville, IL		1976	Manufacturing	8.00	252,000	100%
7401 South Pulaski	Chicago, IL		1975/86	Bulk Warehouse	5.36	213,670	96%
7501 South Pulaski	Chicago, IL		1975/86	Bulk Warehouse	3.88	159,728	100%
385 Fenton Lane	West Chicago, IL		1990	Bulk Warehouse	6.79	180,417	100%
335 Crossroad Parkway	Bolingbrook, IL		1996	Bulk Warehouse	12.86	288,000	100%
905 Paramount	Batavia, IL		1977	Light Industrial	2.60	60,000	100%
1005 Paramount	Batavia, IL		1978	Light Industrial	2.50	64,574	50%
2120-24 Roberts	Broadview, IL		1960	Light Industrial	2.30	60,009	100%
700 Business Center Drive	Mount Prospect, IL		1980	Light Industrial	3.12	34,800	100%
555 Business Center Drive	Mount Prospect, IL		1981	Light Industrial	2.96	31,175	0%
800 Business Center Drive	Mount Prospect, IL		1988/99	Light Industrial	5.40	81,610	100%
580 Slawin Court	Mount Prospect, IL		1985	Light Industrial	2.08	30,225	100%
1150 Feehanville	Mount Prospect, IL		1983	Light Industrial	2.74	33,600	100%
1200 Business Center Drive	Mount Prospect, IL		1988/2000	Light Industrial	6.68	106,000	76%
1331 Business Center Drive	Mount Prospect, IL		1985	Light Industrial	3.12	30,380	100%
19W661 101st Street	Lemont, IL		1988	Bulk Warehouse	10.94	248,791	61%
175 Wall Street	Glendale Heights, IL		1990	Light Industrial	4.10	50,050	100%

			Year		Land
	Location		Built —		Area		Occupancy at
Building Address	City/State	Encumbrances	Renovated	Building Type	(Acres)	GLA	12/31/04

Chicago — (Continued)
800-820 Thorndale Avenue	Bensenville, IL		1985	R&D/Flex	5.56	73,249	100%
830-890 Supreme Drive	Bensenville, IL		1981	Light Industrial	4.77	85,542	100%
1661 Feehanville Drive	Mount Prospect, IL		1986	R&D/Flex	6.89	85,955	81%
2250 Arthur Avenue	Elk Grove Village, IL		1973	Light Industrial	3.20	76,430	100%
1850 Touhy & 1158-60 McCage	Elk Grove Village, IL		1978	Manufacturing	6.88	169,000	100%

Subtotal or Average						4,141,696	84%

Cincinnati
9900-9970 Princeton	Cincinnati, OH		1970	Bulk Warehouse	10.64	185,580	93%
2940 Highland Avenue	Cincinnati, OH		1969/74	Bulk Warehouse	17.08	502,000	83%
4700-4750 Creek Road	Blue Ash, OH		1960	Light Industrial	15.32	265,000	94%
12072 Best Place	Springboro, OH		1984	Bulk Warehouse	7.80	112,500	100%
901 Pleasant Valley Drive	Springboro, OH		1984/94	Light Industrial	7.70	69,220	100%
4440 Mulhauser Road	Cincinnati, OH		1999	Bulk Warehouse	15.26	240,000	100%
4434 Mulhauser Road	Cincinnati, OH		1999	Bulk Warehouse	25.00	140,800	77%
9449 Glades Road	Hamilton, OH		1999	Bulk Warehouse	7.40	168,000	40%
422 Wards Corner Road	Loveland, OH		1985	Light Industrial	3.74	50,000	91%
7625 Empire Drive	Florence, KY		1966/75	Bulk Warehouse	21.88	345,000	100%

Subtotal or Average						2,078,100	88%

Columbus
3800 Lockbourne Industrial Pky	Columbus, OH		1986	Bulk Warehouse	22.12	404,734	100%
3880 Groveport Road	Columbus, OH		1986	Bulk Warehouse	43.41	705,600	100%
1819 North Walcutt Road	Columbus, OH		1973	Bulk Warehouse	11.33	243,000	83%
4115 Leap Road(i)	Hilliard, OH		1977	Light Industrial	18.66	217,612	100%
3300 Lockbourne	Columbus, OH		1964	Bulk Warehouse	17.00	301,103	100%

Subtotal or Average						1,872,049	98%

Dallas/ Fort Worth
1275-1281 Roundtable Drive	Dallas, TX		1966	Light Industrial	1.75	30,642	100%
2406-2416 Walnut Ridge	Dallas, TX		1978	Light Industrial	1.76	44,000	100%
12750 Perimeter Drive	Dallas, TX		1979	Bulk Warehouse	6.72	178,200	100%
1324-1343 Roundtable Drive	Dallas, TX		1972	Light Industrial	2.09	47,000	100%
2401-2419 Walnut Ridge	Dallas, TX		1978	Light Industrial	1.20	30,000	100%
4248-4252 Simonton	Farmers Ranch, TX		1973	Bulk Warehouse	8.18	205,693	100%
900-906 Great Southwest Pkwy	Arlington, TX		1972	Light Industrial	3.20	69,761	55%
2179 Shiloh Road	Garland, TX		1982	Reg. Warehouse	3.63	65,700	100%
2159 Shiloh Road	Garland, TX		1982	R&D/Flex	1.15	20,800	100%
2701 Shiloh Road	Garland, TX		1981	Bulk Warehouse	8.20	214,650	100%
12784 Perimeter Drive(j)	Dallas, TX		1981	Light Industrial	4.57	95,671	100%
3000 West Commerce	Dallas, TX		1980	Manufacturing	11.23	128,478	100%

			Year		Land
	Location		Built —		Area		Occupancy at
Building Address	City/State	Encumbrances	Renovated	Building Type	(Acres)	GLA	12/31/04

Dallas/ Fort Worth — (Continued)
3030 Hansboro	Dallas, TX		1971	Bulk Warehouse	3.71	100,000	100%
5222 Cockrell Hill	Dallas, TX		1973	Manufacturing	4.79	96,506	0%
405-407 113th	Arlington, TX		1969	Light Industrial	2.75	60,000	100%
816 111th Street	Arlington, TX		1972	Light Industrial	2.89	65,000	100%
7341 Dogwood Park	Richland Hills, TX		1973	Light Industrial	1.09	20,045	100%
7427 Dogwood Park	Richland Hills, TX		1973	Light Industrial	1.60	27,500	0%
7348-54 Tower Street	Richland Hills, TX		1978	Light Industrial	1.09	20,107	100%
7370 Dogwood Park	Richland Hills, TX		1987	Light Industrial	1.18	18,511	100%
7339-41 Tower Street	Richland Hills, TX		1980	Light Industrial	0.95	17,600	100%
7437-45 Tower Street	Richland Hills, TX		1977	Light Industrial	1.16	20,018	100%
7331-59 Airport Freeway	Richland Hills, TX		1987	R&D/Flex	2.63	37,487	74%
7338-60 Dogwood Park	Richland Hills, TX		1978	R&D/Flex	1.51	26,407	100%
7450-70 Dogwood Park	Richland Hills, TX		1985	Light Industrial	0.88	18,004	95%
7423-49 Airport Freeway	Richland Hills, TX		1985	R&D/Flex	2.39	33,388	90%
7400 Whitehall Street	Richland Hills, TX		1994	Light Industrial	1.07	22,867	100%
1602-1654 Terre Colony	Dallas, TX		1981	Bulk Warehouse	5.72	130,949	61%
3330 Duncanville Road	Dallas, TX		1987	Reg. Warehouse	2.20	50,560	100%
6851-6909 Snowden Road	Fort Worth, TX		1985/86	Bulk Warehouse	13.00	281,200	73%
2351-2355 Merritt Drive	Garland, TX		1986	R&D/Flex	5.00	16,740	100%
10575 Vista Park	Dallas, TX		1988	Reg. Warehouse	2.10	37,252	100%
701-735 North Plano Road	Richardson, TX		1972/94	Bulk Warehouse	5.78	100,065	100%
2259 Merritt Drive	Garland, TX		1986	R&D/Flex	1.90	16,740	0%
2260 Merritt Drive	Garland, TX		1986/99	Reg. Warehouse	3.70	62,847	100%
2220 Merritt Drive	Garland, TX		1986/2000	Reg. Warehouse	3.90	70,390	100%
2010 Merritt Drive	Garland, TX		1986	Reg. Warehouse	2.80	57,392	100%
2363 Merritt Drive	Garland, TX		1986	R&D/Flex	0.40	12,300	100%
2447 Merritt Drive	Garland, TX		1986	R&D/Flex	0.40	12,300	100%
2465-2475 Merritt Drive	Garland, TX		1986	R&D/Flex	0.50	16,740	100%
2485-2505 Merritt Drive	Garland, TX		1986	Bulk Warehouse	5.70	108,550	100%
2081 Hutton Drive-Bldg 1(j)	Carrollton, TX		1981	R&D/Flex	3.73	42,170	97%
2150 Hutton Drive	Carrollton, TX		1980	Light Industrial	2.50	48,325	100%
2110 Hutton Drive	Carrollton, TX		1985	R&D/Flex	5.83	59,528	100%
2025 McKenzie Drive	Carrollton, TX		1985	Reg. Warehouse	3.81	73,556	100%
2019 McKenzie Drive	Carrollton, TX		1985	Reg. Warehouse	3.93	80,780	55%
1420 Valwood-Bldg 1(i)	Carrollton, TX		1986	R&D/Flex	3.30	40,884	95%

			Year		Land
	Location		Built —		Area		Occupancy at
Building Address	City/State	Encumbrances	Renovated	Building Type	(Acres)	GLA	12/31/04

Dallas/ Fort Worth — (Continued)
1620 Valwood-Bldg 1(j)	Carrollton, TX		1986	Light Industrial	6.59	103,475	100%
1505 Luna Road — Bldg II	Carrollton, TX		1988	Light Industrial	1.00	16,800	29%
1625 West Crosby Road	Carrollton, TX		1988	Light Industrial	4.72	87,687	100%
2029-2035 McKenzie Drive	Carrollton, TX		1985	Reg. Warehouse	3.30	81,924	96%
1840 Hutton Drive(i)	Carrollton, TX		1986	R&D/Flex	5.83	93,132	100%
1420 Valwood-Bldg II	Carrollton, TX		1986	Light Industrial	3.32	55,625	100%
2015 McKenzie Drive	Carrollton, TX		1986	Light Industrial	3.38	73,187	87%
2105 McDaniel Drive	Carrollton, TX		1986	Bulk Warehouse	4.59	107,915	100%
2009 McKenzie Drive	Carrollton, TX		1987	Light Industrial	3.03	66,112	100%
1505 Luna Road — Bldg I	Carrollton, TX		1988	Light Industrial	2.97	50,930	68%
900-1100 Avenue S	Grand Prairie, TX		1985	Bulk Warehouse	5.50	122,881	100%
15001 Trinity Blvd	Fort Worth, TX		1984	Light Industrial	4.70	83,473	100%
Plano Crossing(k)	Plano, TX		1998	Light Industrial	13.66	215,672	100%
7413A-C Dogwood Park	Richland Hills, TX		1990	Light Industrial	1.23	22,500	100%
7450 Tower Street	Richland Hills, TX		1977	R&D/Flex	0.68	10,000	100%
7436 Tower Street	Richland Hills, TX		1979	Light Industrial	0.89	15,000	100%
7501 Airport Freeway	Richland Hills, TX		1983	Light Industrial	2.04	15,000	100%
7426 Tower Street	Richland Hills, TX		1978	Light Industrial	1.06	19,780	100%
7427-7429 Tower Street	Richland Hills, TX		1981	Light Industrial	1.02	20,000	100%
2840-2842 Handley Ederville Rd	Richland Hills, TX		1977	R&D/Flex	1.25	20,260	80%
7451-7477 Airport Freeway	Richland Hills, TX		1984	R&D/Flex	2.30	33,627	82%
7415 Whitehall Street	Richland Hills, TX		1986	Light Industrial	3.95	61,260	83%
7450 Whitehall Street	Richland Hills, TX		1978	Light Industrial	1.17	25,000	100%
7430 Whitehall Street	Richland Hills, TX		1985	Light Industrial	1.06	24,600	100%
7420 Whitehall Street	Richland Hills, TX		1985	Light Industrial	1.06	20,300	100%
300 Wesley Way	Richland Hills, TX		1995	Reg. Warehouse	2.59	41,340	100%
1172-84 113th Street(i)	Grand Prairie, TX		1980	Bulk Warehouse	6.47	136,259	100%
1200-16 Avenue H(i)	Arlington, TX		1981/1982	Reg. Warehouse	5.65	125,000	100%
1322-66 N. Carrier Parkway(j)	Grand Prairie, TX		1979	Bulk Warehouse	9.56	206,237	80%
2401-2407 Centennial Dr	Arlington, TX		1977	Bulk Warehouse	4.40	112,470	100%
3111 West Commerce St.	Dallas, TX		1979	Bulk Warehouse	10.99	261,102	100%
2104 Hutton Drive	Carrollton, TX		1990	Light Industrial	1.70	24,800	100%
7451 Dogwood Park	Richland Hills, TX		1977	Light Industrial	1.85	39,674	100%
2821 Cullen Street	Fort Worth, TX		1961	Light Industrial	0.84	17,877	100%
1500 Broad Street	Mansfield, TX		1969/1992	Reg. Warehouse	4.61	85,200	100%

			Year		Land
	Location		Built —		Area		Occupancy at
Building Address	City/State	Encumbrances	Renovated	Building Type	(Acres)	GLA	12/31/04

Dallas/ Fort Worth — (Continued)
2301 Centennial Drive	Arlington, TX		1970	Bulk Warehouse	4.42	103,500	100%

Subtotal or Average						5,632,902	92%

Denver
7100 North Broadway — Bldg. 1	Denver, CO		1978	Light Industrial	16.80	32,298	72%
7100 North Broadway — Bldg. 2	Denver, CO		1978	Light Industrial	16.90	32,500	85%
7100 North Broadway — Bldg. 3	Denver, CO		1978	Light Industrial	11.60	22,259	96%
7100 North Broadway — Bldg. 5	Denver, CO		1978	Light Industrial	15.00	28,789	92%
7100 North Broadway — Bldg. 6	Denver, CO		1978	Light Industrial	22.50	38,255	76%
20100 East 32nd Avenue Parkway	Aurora, CO		1997	R&D/Flex	4.10	51,522	100%
5454 Washington	Denver, CO		1985	Light Industrial	4.00	34,740	91%
700 West 48th Street	Denver, CO		1984	Light Industrial	5.40	53,431	62%
702 West 48th Street	Denver, CO		1984	Light Industrial	5.40	23,820	87%
6425 North Washington	Denver, CO		1983	R&D/Flex	4.05	81,120	87%
3370 North Peoria Street	Aurora, CO		1978	R&D/Flex	1.64	25,538	100%
3390 North Peoria Street	Aurora, CO		1978	R&D/Flex	1.46	22,699	72%
3508-3538 North Peoria Street	Aurora, CO		1978	R&D/Flex	2.61	40,653	100%
3568 North Peoria Street	Aurora, CO		1978	R&D/Flex	2.24	34,937	64%
4785 Elati	Denver, CO		1972	Light Industrial	3.34	34,777	85%
4770 Fox Street	Denver, CO		1972	Light Industrial	3.38	26,565	77%
1550 West Evans	Denver, CO		1975	Light Industrial	3.92	78,787	91%
3751-71 Revere Street	Denver, CO		1980	Reg. Warehouse	2.41	55,027	51%
3871 Revere Street	Denver, CO		1980	Reg. Warehouse	3.19	75,265	61%
4570 Ivy Street	Denver, CO		1985	Light Industrial	1.77	31,355	100%
5855 Stapleton Drive North	Denver, CO		1985	Light Industrial	2.33	41,268	90%
5885 Stapleton Drive North	Denver, CO		1985	Light Industrial	3.05	53,893	92%
5977-5995 North Broadway	Denver, CO		1978	Light Industrial	4.96	50,280	100%
2952-5978 North Broadway	Denver, CO		1978	Light Industrial	7.91	88,977	100%
4721 Ironton Street	Denver, CO		1969	R&D/Flex	2.84	51,260	100%
7100 North Broadway — 7	Denver, CO		1985	R&D/Flex	2.30	24,822	89%
7100 North Broadway — 8	Denver, CO		1985	R&D/Flex	2.30	9,107	100%
6804 East 48th Avenue	Denver, CO		1973	R&D/Flex	2.23	46,464	75%
445 Bryant Street	Denver, CO		1960	Light Industrial	6.31	292,471	100%
East 47th Drive — A	Denver, CO		1997	R&D/Flex	3.00	51,210	100%
9500 W. 49th Street — A	Wheatridge, CO		1997	Light Industrial	1.74	19,136	69%
9500 W. 49th Street — B	Wheatridge, CO		1997	Light Industrial	1.74	16,441	100%
9500 W. 49th Street — C	Wheatridge, CO		1997	R&D/Flex	1.74	29,174	59%
9500 W. 49th Street — D	Wheatridge, CO		1997	Light Industrial	1.74	41,631	100%
8100 South Park Way — A	Littleton, CO		1997	R&D/Flex	3.33	52,581	79%
8100 South Park Way — B	Littleton, CO		1984	R&D/Flex	0.78	12,204	100%
8100 South Park Way — C	Littleton, CO		1984	Light Industrial	4.28	67,520	100%
451-591 East 124th Avenue	Littleton, CO		1979	Light Industrial	4.96	59,711	67%
608 Garrison Street	Lakewood, CO		1984	R&D/Flex	2.17	25,075	100%
610 Garrison Street	Lakewood, CO		1984	R&D/Flex	2.17	24,965	100%
15000 West 6th Avenue	Golden, CO		1985	R&D/Flex	5.25	69,279	62%
14998 West 6th Avenue Building E	Golden, CO		1995	R&D/Flex	2.29	42,832	100%
14998 West 6th Avenue Building F	Englewood, CO		1995	R&D/Flex	2.29	20,424	100%
12503 East Euclid Drive	Denver, CO		1986	R&D/Flex	10.90	97,871	37%
6547 South Racine Circle	Englewood, CO		1996	Light Industrial	3.92	59,918	89%
7800 East Iliff Avenue	Denver, CO		1983	R&D/Flex	3.06	22,296	100%
2369 South Trenton Way	Denver, CO		1983	R&D/Flex	4.80	33,108	86%
2422 South Trenton Way	Denver, CO		1983	R&D/Flex	3.94	27,413	49%

			Year		Land
	Location		Built —		Area		Occupancy at
Building Address	City/State	Encumbrances	Renovated	Building Type	(Acres)	GLA	12/31/04

Denver — (Continued)
2452 South Trenton Way	Denver, CO		1983	R&D/Flex	6.78	47,931	73%
1600 South Abilene	Aurora, CO		1986	R&D/Flex	3.53	47,930	100%
1620 South Abilene	Aurora, CO		1986	Light Industrial	2.04	27,666	100%
1640 South Abilene	Aurora, CO		1986	Light Industrial	2.80	37,948	100%
13900 East Florida Avenue	Aurora, CO		1986	R&D/Flex	1.44	19,493	86%
14401-14492 East 33rd Place	Aurora, CO		1979	Bulk Warehouse	4.75	100,100	100%
11701 East 53rd Avenue	Denver, CO		1985	Reg. Warehouse	4.19	81,981	100%
5401 Oswego Street	Denver, CO		1985	Reg. Warehouse	2.80	54,738	100%
2630 West 2nd Avenue	Denver, CO		1970	Light Industrial	0.50	8,260	0%
2650 West 2nd Avenue	Denver, CO		1970	Light Industrial	2.80	36,081	87%
14818 West 6th Avenue Bldg. A	Golden, CO		1985	R&D/Flex	2.54	39,776	70%
14828 West 6th Avenue Bldg. B	Golden, CO		1985	R&D/Flex	2.54	41,805	87%
12055 E. 49th Ave/4955 Peoria	Denver, CO		1984	R&D/Flex	3.09	49,575	94%
4940-4950 Paris	Denver, CO		1984	R&D/Flex	1.58	25,290	100%
4970 Paris	Denver, CO		1984	R&D/Flex	0.98	15,767	100%
5010 Paris	Denver, CO		1984	R&D/Flex	0.92	14,822	100%
7367 South Revere Parkway	Englewood, CO		1997	Bulk Warehouse	8.50	102,839	86%
8200 E. Park Meadows Drive(i)	Lone Tree, CO		1984	R&D Flex	6.60	90,219	84%
3250 Quentin(i)	Aurora, CO		1984/2000	Light Industrial	8.90	144,464	100%
11585 E. 53rd Ave.(i)	Denver, CO		1984	Bulk Warehouse	15.10	335,967	100%
10500 East 54th Ave.(j)	Denver, CO		1986	Reg. Warehouse	9.12	178,148	91%
8835 W. 116th Street	Broomfield, CO		2002	Light Industrial	6.47	67,280	90%
3101-3151 S. Platte River Drive	Englewood, CO		1974	Bulk Warehouse	12.12	229,830	99%
3155-3199 S. Platte River Drive	Englewood, CO		1974	Bulk Warehouse	12.12	229,830	100%
3201-3273 S. Platte River Drive	Englewood, CO		1974	Bulk Warehouse	10.74	203,751	100%
18150 E. 32nd Street	Aurora, CO		2000	Reg. Warehouse	5.71	81,564	100%

Subtotal or Average						4,568,723	91%

Des Moines
2250 Delaware Ave	Des Moines, IA		1975	Reg. Warehouse	4.20	88,000	46%

Subtotal or Average						88,000	46%

Detroit
1731 Thorncroft	Troy, MI		1969	Light Industrial	2.26	38,000	100%
1653 E. Maple	Troy, MI		1990	R&D/Flex	1.38	23,392	100%
47461 Clipper	Plymouth, MI		1992	Light Industrial	1.10	11,600	0%
238 Executive Drive	Troy, MI		1973	Light Industrial	1.32	13,740	100%
256 Executive Drive	Troy, MI		1974	Light Industrial	1.12	11,273	100%
301 Executive Drive	Troy, MI		1974	Light Industrial	1.27	20,411	100%
449 Executive Drive	Troy, MI		1975	Reg. Warehouse	2.12	33,001	100%
501 Executive Drive	Troy, MI		1984	Light Industrial	1.57	18,061	100%
451 Robbins Drive	Troy, MI		1975	Light Industrial	1.88	28,401	100%
1095 Crooks Road	Troy, MI		1986	R&D/Flex	2.83	35,042	100%
1416 Meijer Drive	Troy, MI		1980	Light Industrial	1.20	17,944	100%
1624 Meijer Drive	Troy, MI		1984	Light Industrial	3.42	44,040	100%

			Year		Land
	Location		Built —		Area		Occupancy at
Building Address	City/State	Encumbrances	Renovated	Building Type	(Acres)	GLA	12/31/04

Detroit — (Continued)
1972 Meijer Drive	Troy, MI		1985	Reg. Warehouse	2.36	37,075	100%
1621 Northwood Drive	Troy, MI		1977	Bulk Warehouse	1.54	24,900	100%
1707 Northwood Drive	Troy, MI		1983	Light Industrial	1.69	28,750	0%
1788 Northwood Drive	Troy, MI		1977	Light Industrial	1.55	12,480	100%
1821 Northwood Drive	Troy, MI		1977	Reg. Warehouse	2.07	35,050	100%
1826 Northwood Drive	Troy, MI		1977	Light Industrial	1.22	12,480	100%
1864 Northwood Drive	Troy, MI		1977	Light Industrial	1.55	12,480	100%
2277 Elliott Avenue	Troy, MI		1975	Light Industrial	0.96	12,612	100%
2451 Elliott Avenue	Troy, MI		1974	Light Industrial	1.68	24,331	100%
2730 Research Drive	Rochester Hills, MI		1988	Reg. Warehouse	3.52	57,850	100%
2791 Research Drive	Rochester Hills, MI		1991	Reg. Warehouse	4.48	64,199	100%
2871 Research Drive	Rochester Hills, MI		1991	Reg. Warehouse	3.55	49,543	100%
2911 Research Drive	Rochester Hills, MI		1992	Reg. Warehouse	5.72	80,078	100%
3011 Research Drive	Rochester Hills, MI		1988	Reg. Warehouse	2.55	32,637	100%
2870 Technology Drive	Rochester Hills, MI		1988	Light Industrial	2.41	24,445	100%
2900 Technology Drive	Rochester Hills, MI		1992	Reg. Warehouse	2.15	31,047	0%
2920 Technology Drive	Rochester Hills, MI		1992	Light Industrial	1.48	19,011	100%
2930 Technology Drive	Rochester Hills, MI		1991	Light Industrial	1.41	17,994	100%
2950 Technology Drive	Rochester Hills, MI		1991	Light Industrial	1.48	19,996	100%
23014 Commerce Drive	Farmington Hills, MI		1983	R&D/Flex	0.65	7,200	100%
23028 Commerce Drive	Farmington Hills, MI		1983	Light Industrial	1.26	20,265	100%
23035 Commerce Drive	Farmington Hills, MI		1983	Light Industrial	1.23	15,200	100%
23042 Commerce Drive	Farmington Hills, MI		1983	R&D/Flex	0.75	8,790	100%
23065 Commerce Drive	Farmington Hills, MI		1983	Light Industrial	0.91	12,705	100%
23070 Commerce Drive	Farmington Hills, MI		1983	R&D/Flex	1.43	16,765	100%
23079 Commerce Drive	Farmington Hills, MI		1983	Light Industrial	0.85	10,830	100%
23093 Commerce Drive	Farmington Hills, MI		1983	Reg. Warehouse	3.87	49,040	100%
23135 Commerce Drive	Farmington Hills, MI		1986	Light Industrial	2.02	23,969	100%
23163 Commerce Drive	Farmington Hills, MI		1986	Light Industrial	1.51	19,020	100%
23177 Commerce Drive	Farmington Hills, MI		1986	Light Industrial	2.29	32,127	100%
23206 Commerce Drive	Farmington Hills, MI		1985	Light Industrial	1.30	19,822	100%
23370 Commerce Drive	Farmington Hills, MI		1980	Light Industrial	0.67	8,741	100%

			Year		Land
	Location		Built —		Area		Occupancy at
Building Address	City/State	Encumbrances	Renovated	Building Type	(Acres)	GLA	12/31/04

Detroit — (Continued)
1451 East Lincoln Avenue	Madison Heights, MI		1967	Light Industrial	3.92	75,000	100%
4400 Purks Drive	Auburn Hills, MI		1987	Light Industrial	13.04	157,100	100%
4177A Varsity Drive	Ann Arbor, MI		1993	Light Industrial	2.48	11,050	100%
6515 Cobb Drive	Sterling Heights, MI		1984	Light Industrial	2.91	47,597	100%
32450 N. Avis Drive	Madison Heights, MI		1974	Light Industrial	3.23	55,820	100%
38300 Plymouth	Livonia, MI		1997	Bulk Warehouse	6.95	127,800	100%
12707 Eckles Road	Plymouth, MI		1990	Light Industrial	2.62	42,300	100%
9300-9328 Harrison Rd	Romulus, MI		1978	Light Industrial	2.53	29,286	100%
9330-9358 Harrison Rd	Romulus, MI		1978	Light Industrial	2.53	29,280	88%
28420-28448 Highland Rd	Romulus, MI		1979	Light Industrial	2.53	29,280	100%
28450-28478 Highland Rd	Romulus, MI		1979	Light Industrial	2.53	29,340	100%
28421-28449 Highland Rd	Romulus, MI		1980	Light Industrial	2.53	29,285	100%
28451-28479 Highland Rd	Romulus, MI		1980	Light Industrial	2.53	29,280	100%
28825-28909 Highland Rd	Romulus, MI		1981	Light Industrial	2.53	29,284	100%
28933-29017 Highland Rd	Romulus, MI		1982	Light Industrial	2.53	29,280	88%
28824-28908 Highland Rd	Romulus, MI		1982	Light Industrial	2.53	29,280	100%
28932-29016 Highland Rd	Romulus, MI		1982	Light Industrial	2.53	29,280	100%
9710-9734 Harrison Road	Romulus, MI		1987	Light Industrial	2.22	25,925	100%
9740-9772 Harrison Road	Romulus, MI		1987	Light Industrial	2.53	29,548	100%
9840-9868 Harrison Road	Romulus, MI		1987	Light Industrial	2.53	29,280	100%
9800-9824 Harrison Road	Romulus, MI		1987	Light Industrial	2.22	25,620	100%
29265-29285 Airport Drive	Romulus, MI		1983	Light Industrial	2.05	23,707	100%
29185-29225 Airport Drive	Romulus, MI		1983	Light Industrial	3.17	36,658	100%
29149-29165 Airport Drive	Romulus, MI		1984	Light Industrial	2.89	33,440	100%
29101-29115 Airport Drive	Romulus, MI		1985	R&D/Flex	2.53	29,287	100%
29031-29045 Airport Drive	Romulus, MI		1985	Light Industrial	2.53	29,280	100%
29050-29062 Airport Drive	Romulus, MI		1986	Light Industrial	2.22	25,837	100%
29120-29134 Airport Drive	Romulus, MI		1986	Light Industrial	2.53	29,282	100%
29200-29214 Airport Drive	Romulus, MI		1985	Light Industrial	2.53	29,282	100%
9301-9339 Middlebelt Road	Romulus, MI		1983	R&D/Flex	1.29	15,173	76%
26980 Trolley Industrial Drive	Taylor, MI		1997	Bulk Warehouse	5.43	102,400	100%
32975 Capitol Avenue	Livonia, MI		1978	R&D/Flex	0.99	18,465	100%
2725 S. Industrial Highway	Ann Arbor, MI		1997	Light Industrial	2.63	37,875	23%
32920 Capitol Avenue	Livonia, MI		1973	Reg. Warehouse	0.47	8,000	100%
11923 Brookfield Avenue	Livonia, MI		1973	Light Industrial	0.76	14,600	100%
11965 Brookfield Avenue	Livonia, MI		1973	Light Industrial	0.88	14,600	100%
13405 Stark Road	Livonia, MI		1980	Light Industrial	0.65	9,750	100%
1170 Chicago Road	Troy, MI		1983	Light Industrial	1.73	21,500	100%
1200 Chicago Road	Troy, MI		1984	Light Industrial	1.73	26,210	100%
450 Robbins Drive	Troy, MI		1976	Light Industrial	1.38	19,050	100%
1230 Chicago Road	Troy, MI		1996	Reg. Warehouse	2.10	30,120	100%
12886 Westmore Avenue	Livonia, MI		1981	Light Industrial	1.01	18,000	100%
12898 Westmore Avenue	Livonia, MI		1981	Light Industrial	1.01	18,000	0%
33025 Industrial Road	Livonia, MI		1980	Light Industrial	1.02	6,250	0%
47711 Clipper Street	Plymouth Twsp, MI		1996	Reg. Warehouse	2.27	36,926	100%
32975 Industrial Road	Livonia, MI		1984	Light Industrial	1.19	21,000	100%
32985 Industrial Road	Livonia, MI		1985	Light Industrial	0.85	12,040	100%

			Year		Land
	Location		Built —		Area		Occupancy at
Building Address	City/State	Encumbrances	Renovated	Building Type	(Acres)	GLA	12/31/04

Detroit — (Continued)
32995 Industrial Road	Livonia, MI		1983	Light Industrial	1.11	14,280	100%
12874 Westmore Avenue	Livonia, MI		1984	Light Industrial	1.01	16,000	0%
33067 Industrial Road	Livonia, MI		1984	Light Industrial	1.11	18,640	100%
1775 Bellingham	Troy, MI		1987	R&D/Flex	1.88	28,900	100%
1785 East Maple	Troy, MI		1985	Light Industrial	0.80	10,200	100%
1807 East Maple	Troy, MI		1984	R&D/Flex	2.15	28,100	100%
980 Chicago Road	Troy, MI		1985	Light Industrial	1.09	14,280	100%
1840 Enterprise Drive	Rochester Hills, MI		1990	R&D/Flex	2.42	33,240	42%
1885 Enterprise Drive	Rochester Hills, MI		1990	Light Industrial	1.47	19,604	100%
1935-55 Enterprise Drive	Rochester Hills, MI		1990	R&D/Flex	4.54	53,400	100%
5500 Enterprise Court	Warren, MI		1989	R&D/Flex	3.93	53,900	100%
750 Chicago Road	Troy, MI		1986	Light Industrial	1.54	26,709	0%
800 Chicago Road	Troy, MI		1985	Light Industrial	1.48	24,340	100%
850 Chicago Road	Troy, MI		1984	Light Industrial	0.97	16,049	0%
2805 S. Industrial Highway	Ann Arbor, MI		1990	R&D/Flex	1.70	24,458	90%
6833 Center Drive	Sterling Heights, MI		1998	Reg. Warehouse	4.42	66,132	100%
32201 North Avis Drive	Madison Heights, MI		1974	R&D/Flex	4.19	50,000	100%
1100 East Mandoline Road	Madison Heights, MI		1967	Bulk Warehouse	8.19	117,903	100%
30081 Stephenson Highway	Madison Heights, MI		1967	Light Industrial	2.50	50,750	100%
1120 John A. Papalas Drive(j)	Lincoln Park, MI		1985	Light Industrial	10.30	120,410	75%
4872 S. Lapeer Road	Lake Orion Twsp, MI		1999	Bulk Warehouse	9.58	125,605	72%
22701 Trolley Industrial	Taylor, MI		1999	Bulk Warehouse	9.12	160,035	100%
1400 Allen Drive	Troy, MI		1979	Reg. Warehouse	1.98	27,280	100%
1408 Allen Drive	Troy, MI		1979	Light Industrial	1.44	19,704	100%
1305 Stephenson Hwy	Troy, MI		1979	Reg. Warehouse	3.42	47,000	100%
32505 Industrial Drive	Madison Heights, MI		1979	Light Industrial	3.07	47,013	100%
1799-1813 Northfield Drive(i)	Rochester Hills, MI		1980	Light Industrial	4.22	67,360	100%

Subtotal or Average						4,004,276	93%

Grand Rapids
5015 52nd Street SE	Grand Rapids, MI		1987	Light Industrial	4.50	61,250	100%

Subtotal or Average						61,250	100%

Houston
2102-2314 Edwards Street	Houston, TX		1961	Bulk Warehouse	5.02	115,248	84%
4545 Eastpark Drive	Houston, TX		1972	Reg. Warehouse	3.80	81,295	100%
3351 Rauch Street	Houston, TX		1970	Reg. Warehouse	4.04	82,500	100%
3851 Yale Street	Houston, TX		1971	Bulk Warehouse	5.77	132,554	100%
3337-3347 Rauch Street	Houston, TX		1970	Reg. Warehouse	2.29	53,425	100%

				Year		Land
	Location			Built —		Area		Occupancy at
Building Address	City/State	Encumbrances		Renovated	Building Type	(Acres)	GLA	12/31/04

Houston — (Continued)
8505 North Loop East	Houston, TX			1981	Bulk Warehouse	5.00	107,769	100%
4749-4799 Eastpark Dr.	Houston, TX			1979	Bulk Warehouse	7.75	182,563	100%
4851 Homestead Road	Houston, TX			1973	Bulk Warehouse	3.63	142,250	85%
3365-3385 Rauch Street	Houston, TX			1970	Reg. Warehouse	3.31	82,140	100%
5050 Campbell Road	Houston, TX			1970	Bulk Warehouse	6.10	121,875	100%
4300 Pine Timbers	Houston, TX			1980	Bulk Warehouse	4.76	113,400	73%
7901 Blankenship	Houston, TX			1972	Light Industrial	2.17	48,000	0%
2500-2530 Fairway Park	Houston, TX			1974	Bulk Warehouse	8.72	213,638	85%
6550 Longpointe	Houston, TX			1980	Bulk Warehouse	4.13	97,700	100%
1815 Turning Basin Drive	Houston, TX			1980	Bulk Warehouse	6.34	139,630	100%
1819 Turning Basin Drive	Houston, TX			1980	Light Industrial	2.85	65,494	0%
1805 Turning Basin Drive	Houston, TX			1980	Bulk Warehouse	7.60	155,250	100%
7000 Empire Drive	Houston, TX			1980	R&D/Flex	6.25	95,073	78%
9777 West Gulfbank Drive	Houston, TX			1980	Light Industrial	15.45	252,242	89%
9835 A Genard Road	Houston, TX			1980	Bulk Warehouse	39.20	417,350	99%
9835 B Genard Road	Houston, TX			1980	Reg. Warehouse	6.40	66,600	100%
10161 Harwin Drive	Houston, TX			1979/1981	R & D/Flex	5.27	73,052	90%
10165 Harwin Drive	Houston, TX			1979/1981	R & D/Flex	2.31	33,238	73%
10175 Harwin Drive	Houston, TX			1797/1981	Light Industrial	2.85	39,475	83%
10325-10415 Landsbury Dr(j)	Houston, TX			1982	Light Industrial	265.00	131,000	90%
8705 City Park Loop	Houston, TX			1982	Bulk Warehouse	7.06	191,537	100%

Subtotal or Average							3,234,298	91%

Indianapolis
2900 North Shadeland	Indianapolis, IN			1957/1992	Bulk Warehouse	60.00	933,439	66%
2400 North Shadeland	Indianapolis, IN			1970	Reg. Warehouse	2.45	40,000	50%
2402 North Shadeland	Indianapolis, IN			1970	Bulk Warehouse	7.55	121,539	82%
7901 West 21st Street	Indianapolis, IN			1985	Bulk Warehouse	12.00	353,000	100%
1445 Brookville Way	Indianapolis, IN			1989	Bulk Warehouse	8.79	115,200	100%
1440 Brookville Way	Indianapolis, IN			1990	Bulk Warehouse	9.64	166,400	0%
1240 Brookville Way	Indianapolis, IN			1990	Light Industrial	3.50	63,000	100%
1220 Brookville Way	Indianapolis, IN			1990	R&D/Flex	2.10	10,000	0%
1345 Brookville Way	Indianapolis, IN	(m	)	1992	Bulk Warehouse	5.50	130,736	90%
1350 Brookville Way	Indianapolis, IN			1994	Reg. Warehouse	2.87	38,460	100%
1341 Sadlier Circle East Drive	Indianapolis, IN	(b	)	1971/1992	Light Industrial	2.03	32,400	100%
1322-1438 Sadlier Circle East Dr	Indianapolis, IN	(b	)	1971/1992	Light Industrial	3.79	36,000	93%
1327-1441 Sadlier Circle East Dr	Indianapolis, IN	(b	)	1992	Light Industrial	5.50	54,000	93%

				Year		Land
	Location			Built —		Area		Occupancy at
Building Address	City/State	Encumbrances		Renovated	Building Type	(Acres)	GLA	12/31/04

Indianapolis — (Continued)
1304 Sadlier Circle East Drive	Indianapolis, IN	(b	)	1971/1992	Reg. Warehouse	2.42	17,600	100%
1402 Sadlier Circle East Drive	Indianapolis, IN	(b	)	1970/1992	Light Industrial	4.13	40,800	97%
1504 Sadlier Circle East Drive	Indianapolis, IN	(b	)	1971/1992	Manufacturing	4.14	54,000	100%
1311 Sadlier Circle East Drive	Indianapolis, IN	(b	)	1971/1992	R&D/Flex	1.78	13,200	100%
1365 Sadlier Circle East Drive	Indianapolis, IN	(b	)	1971/1992	Light Industrial	2.16	30,000	100%
1352-1354 Sadlier Circle E. Drive	Indianapolis, IN	(b	)	1970/1992	Light Industrial	3.50	44,000	100%
1335 Sadlier Circle East Drive	Indianapolis, IN	(b	)	1971/1992	R&D/Flex	1.20	20,000	100%
1327 Sadlier Circle East Drive	Indianapolis, IN	(b	)	1971/1992	Reg. Warehouse	1.20	12,800	100%
1425 Sadlier Circle East Drive	Indianapolis, IN	(b	)	1971/1992	R&D/Flex	2.49	5,000	100%
1230 Brookville Way	Indianapolis, IN			1995	Reg. Warehouse	1.96	15,000	100%
6951 East 30th Street	Indianapolis, IN			1995	Light Industrial	3.81	44,000	100%
6701 East 30th Street	Indianapolis, IN			1995	Light Industrial	3.00	7,820	100%
6737 East 30th Street	Indianapolis, IN			1995	Reg. Warehouse	11.01	87,500	100%
1225 Brookville Way	Indianapolis, IN			1997	Light Industrial	1.00	10,000	100%
6555 East 30th Street	Indianapolis, IN			1969/1981	Bulk Warehouse	22.00	331,826	64%
2432-2436 Shadeland	Indianapolis, IN			1968	Light Industrial	4.57	70,560	88%
8402-8440 East 33rd Street	Indianapolis, IN			1977	Light Industrial	4.70	55,200	61%
8520-8630 East 33rd Street	Indianapolis, IN			1976	Light Industrial	5.30	81,000	61%
8710-8768 East 33rd Street	Indianapolis, IN			1979	Light Industrial	4.70	43,200	87%
3316-3346 North Pagosa Court	Indianapolis, IN			1977	Light Industrial	5.10	81,000	72%
3331 Raton Court	Indianapolis, IN			1979	Light Industrial	2.80	35,000	100%
6751 East 30th Street	Indianapolis, IN			1997	Bulk Warehouse	6.34	100,000	100%
9200 East 146th Street	Noblesville, IN			1961/1981	Bulk Warehouse	21.65	150,488	77%
6575 East 30th Street	Indianapolis, IN			1998	Bulk Warehouse	4.00	60,000	100%
6585 East 30th Street	Indianapolis, IN			1998	Bulk Warehouse	6.00	100,000	100%
9910 North by Northeast Blvd.	Fishers, IN			1994	Bulk Warehouse	8.40	192,000	92%
8525 E. 33rd Street	Indianapolis, IN			1978	Bulk Warehouse	21.87	320,000	100%
8219 Northwest Blvd.	Indianapolis, IN			1990	Bulk Warehouse	8.67	204,000	100%
9332-9350 Castlegate Drive	Indianapolis, IN			1983	Light Industrial	4.00	48,000	100%
9210 E. 146th Street	Noblesville, IN			1978	Reg. Warehouse	11.91	23,950	100%

Subtotal or Average							4,392,118	81%

Los Angeles
6407-6419 Alondra Blvd.	Paramount, CA			1985	Light Industrial	0.90	16,392	100%
6423-6431 Alondra Blvd.	Paramount., CA			1985	Light Industrial	0.76	13,765	100%
15101-15141 Figueroa St.(i)	Los Angeles, CA			1982	Reg. Warehouse	4.70	129,600	100%
21136 South Wilmington Ave	Carson, CA			1989	Bulk Warehouse	6.02	115,702	100%
19914 Via Baron Way	Rancho Dominguez CA	(a	)	1973	Bulk Warehouse	11.69	234,800	100%
14912 Shoemaker Ave	Santa Fe Springs, CA			1967	R&D/Flex	0.25	5,121	100%
14920 Shoemaker Ave	Santa Fe Springs, CA			1967	R&D/Flex	0.23	4,600	100%

			Year		Land
	Location		Built —		Area		Occupancy at
Building Address	City/State	Encumbrances	Renovated	Building Type	(Acres)	GLA	12/31/04

Los Angeles — (Continued)
14928 Shoemaker Ave	Santa Fe Springs, CA		1967	R&D/Flex	0.23	4,600	100%
14938 Shoemaker Ave	Santa Fe Springs, CA		1967	R&D/Flex	0.23	4,600	100%
14944 Shoemaker Ave	Santa Fe Springs, CA		1978	Light Industrial	1.99	40,015	100%
14946 Shoemaker Ave	Santa Fe Springs, CA		1978	Light Industrial	1.68	33,769	94%
14948 Shoemaker Ave	Santa Fe Springs, CA		1978	Light Industrial	0.61	12,300	100%
14141 Alondra Blvd.	Santa Fe Springs, CA		1969	Bulk Warehouse	23.90	395,204	100%
12616 Yukon Ave	Hawthorne, CA		1987	Reg. Warehouse	1.89	43,676	100%
3355 El Segundo Blvd.(j)	Hawthorne, CA		1959	Light Industrial	2.79	56,353	100%
12621 Cerise	Hawthorne, CA		1959	Light Industrial	1.11	27,000	100%
333 Turnbull Canyon Road	City of Industry, CA		1968/1985	Bulk Warehouse	6.61	116,000	100%
350-390 Manville St.	Compton, CA		1979	Bulk Warehouse	4.75	100,000	100%
42374 Avenida Alvarado(j)	Temecula, CA		1987	Reg. Warehouse	5.00	103,536	100%
3131 E. Harcourt Street(i)	Rancho Dominguez, CA		1970	Light industrial	3.04	73,000	100%
200 West Artesia Blvd.	Compton, CA		1985	Reg. Warehouse	4.21	68,446	100%

Subtotal or Average						1,598,479	100%

Louisville
9001 Cane Run Road	Louisville, KY		1998	Bulk Warehouse	39.60	212,500	100%
9101 Crane Run Road	Louisville, KY		2000	Bulk Warehouse	14.00	231,000	100%

Subtotal or Average						443,500	100%

Miami
9400 NW 104th Street	Medley, FL		1995	Bulk Warehouse	11.11	268,539	100%

Subtotal or Average						268,539	100%

Milwaukee
N25 W23050 Paul Road	Pewaukee, WI		1989	R&D/Flex	4.50	37,765	100%
N25 W23255 Paul Road	Pewaukee, WI		1987	R&D/Flex	4.80	55,940	100%
N27 W23293 Roundy Drive	Pewaukee, WI		1989	Reg. Warehouse	3.64	39,468	100%
6523 N. Sydney Place	Glendale, WI		1978	Light Industrial	4.00	43,440	100%
8800 W. Bradley	Milwaukee, WI		1982	Light Industrial	8.00	77,621	100%
4560 North 124th Street	Wauwatosa, WI		1976	Light Industrial	1.31	25,000	100%
4410-80 North 132nd Street	Butler, WI		1999	Bulk Warehouse	4.90	100,000	99%
5355 South Westridge Drive	New Berlin, WI		1997	Bulk Warehouse	21.38	217,680	100%
N120W18485 Freistadt Road	Germantown, WI		1996	Bulk Warehouse	13.14	103,024	100%
140 N. 9000 Lilly Road	Menmonee, WI		1990	Bulk Warehouse	10.04	104,190	100%

Subtotal or Average						804,128	100%

				Year		Land
	Location			Built —		Area		Occupancy at
Building Address	City/State	Encumbrances		Renovated	Building Type	(Acres)	GLA	12/31/04

Minneapolis/ St. Paul
6507-6545 Cecilia Circle	Bloomington, MN			1980	Manufacturing	9.65	74,118	91%
6201 West 111th Street	Bloomington, MN	(c	)	1987	Bulk Warehouse	37.00	424,866	100%
6403-6545 Cecilia Drive	Bloomington, MN			1980	Light Industrial	9.65	87,560	86%
6925-6943 Washington Avenue	Edina, MN			1972	Manufacturing	2.75	31,867	73%
6955-6973 Washington Avenue	Edina, MN			1972	Manufacturing	2.25	31,180	97%
7251-7267 Washington Avenue	Edina, MN			1972	Light Industrial	1.82	26,265	70%
7301-7325 Washington Avenue	Edina, MN			1972	Light Industrial	1.92	27,297	63%
7101 Winnetka Avenue North	Brooklyn Park, MN			1990	Bulk Warehouse	14.18	268,168	88%
7600 Golden Triangle Drive	Eden Prairie, MN			1989	R&D/Flex	6.79	74,078	100%
9901 West 74th Street	Eden Prairie, MN			1983/88	Reg. Warehouse	8.86	153,813	100%
12220-12222 Nicollet Avenue	Burnsville, MN			1989/90	Light Industrial	1.80	17,116	100%
12250-12268 Nicollet Avenue	Burnsville, MN			1989/90	Light Industrial	4.30	42,365	100%
12224-12226 Nicollet Avenue	Burnsville, MN			1989/90	R&D/Flex	2.40	23,300	43%
1030 Lone Oak Road	Eagan, MN			1988	Light Industrial	6.30	83,164	100%
1060 Lone Oak Road	Eagan, MN			1988	Light Industrial	6.50	82,728	66%
5400 Nathan Lane	Plymouth, MN			1990	Light Industrial	5.70	72,089	100%
10120 W. 76th Street	Eden Prairie, MN			1987	Light Industrial	4.52	59,030	100%
7615 Golden Triangle	Eden Prairie, MN			1987	Light Industrial	4.61	52,816	100%
7625 Golden Triangle Drive	Eden Prairie, MN			1987	Light Industrial	4.61	73,168	89%
2605 Fernbrook Lane North	Plymouth, MN			1987	R&D/Flex	6.37	80,766	100%
12155 Nicollet Avenue	Burnsville, MN			1995	Reg. Warehouse	5.80	48,000	100%
6655 Wedgewood Road	Maple Grove, MN			1989	Manufacturing	17.88	123,815	96%
900 Apollo Road	Egan, MN			1970	Manufacturing	39.00	312,265	2%
7316 Aspen Lane North	Brooklyn Park, MN			1978	Manufacturing	6.63	96,000	100%
73rd Avenue North	Brooklyn Park, MN			1995	R&D/Flex	4.46	59,782	87%
2720 Arthur Street	Roseville, MN			1995	R&D/Flex	6.06	74,337	94%
4100 Peavey Road	Chaska, MN			1988	Manufacturing	8.27	78,029	77%
11300 Hampshire Ave. South	Bloomington, MN			1983	Bulk Warehouse	9.94	145,210	100%
375 Rivertown Drive	Woodbury, MN			1996	Bulk Warehouse	11.33	251,968	100%
5205 Highway 169	Plymouth, MN			1960	Light Industrial	7.92	97,523	83%
6451-6595 Citywest Parkway	Eden Prairie, MN			1984	R&D/Flex	6.98	83,657	100%
7100-7198 Shady Oak Road	Eden Prairie, MN			1982/2002	Light Industrial	14.44	120,541	86%
7500-7546 Washington Square	Eden Prairie, MN			1975	Light Industrial	5.40	46,285	84%
7550-7558 Washington Square	Eden Prairie, MN			1975	Light Industrial	2.70	31,839	100%
5240-5300 Valley Industrial Blvd S	Shakopee, MN			1973	Light Industrial	9.06	80,001	73%
7125 Northland Terrace	Brooklyn Park, MN			1996	R&D/Flex	5.89	79,958	100%
6900 Shady Oak Road	Eden Prairie, MN			1980	R&D/Flex	4.60	49,190	100%
6477-6525 City West Parkway	Eden Prairie, MN			1984	R&D/Flex	7.00	89,235	100%
1157 Valley Park Drive	Shakopee, MN			1997	Bulk Warehouse	9.97	126,170	81%
500-530 Kasota Avenue SE	Minneapolis, MN			1976	Manufacturing	4.47	77,702	100%
770-786 Kasota Avenue SE	Minneapolis, MN			1976	Manufacturing	3.16	56,388	100%
800 Kasota Avenue SE	Minneapolis, MN			1976	Manufacturing	4.10	100,250	100%
2530-2570 Kasota Avenue	St. Paul, MN			1976	Manufacturing	4.56	75,426	86%
1280 Energy Park Drive	St. Paul, MN			1984	Light Industrial	4.27	71,905	100%
9700 West 76th Street	Eden Prairie, MN			1984/97	R&D/Flex	6.25	80,862	100%

			Year		Land
	Location		Built —		Area		Occupancy at
Building Address	City/State	Encumbrances	Renovated	Building Type	(Acres)	GLA	12/31/04

Minneapolis/ St. Paul — (Continued)
7600 69th Avenue	Greenfield, MN		2004	Bulk Warehouse	17.00	216,700	100%
2041 Wooddale Drive	Woodbury, MN		1973	Light Industrial	5.20	47,263	100%

Subtotal or Average						4,506,055	87%

Nashville
1621 Heil Quaker Boulevard	Nashville, TN		1975	Bulk Warehouse	11.29	160,661	100%
3099 Barry Drive	Portland, TN		1995	Manufacturing	6.20	109,058	0%
3150 Barry Drive	Portland, TN		1993	Bulk Warehouse	26.32	268,593	100%
5599 Highway 31 West	Portland, TN		1995	Bulk Warehouse	20.00	161,500	100%
1650 Elm Hill Pike	Nashville, TN		1984	Light Industrial	3.46	41,228	100%
1931 Air Lane Drive	Nashville, TN		1984	Light Industrial	10.11	87,549	100%
470 Metroplex Drive(i)	Nashville, TN		1986	Light Industrial	8.11	102,040	83%
1150 Antiock Pike	Nashville, TN		1987	Bulk Warehouse	9.83	146,055	68%
4640 Cummings Park	Nashville, TN		1986	Bulk Warehouse	14.69	100,000	81%
556 Metroplex Drive	Nashville, TN		1983	Light Industrial	3.66	43,026	100%
1706 Heil Quaker Boulevard	Laverne, TN		1986	Bulk Warehouse	25.75	518,400	100%
375 Belvedere Drive	Gallatin, TN		1979/85	Bulk Warehouse	31.75	194,113	100%

Subtotal or Average						1,932,223	90%

Northern New Jersey
220 Hanover Avenue	Hanover, NJ		1987	Bulk Warehouse	29.27	158,242	100%
14 World’s Fair Drive	Franklin, NJ		1980	R&D/Flex	4.53	60,000	100%
18 World’s Fair Drive	Franklin, NJ		1982	R&D/Flex	1.06	13,000	100%
23 World’s Fair Drive	Franklin, NJ		1982	Light Industrial	1.20	16,000	100%
12 World’s Fair Drive	Franklin, NJ		1981	Light Industrial	3.85	65,000	73%
22 World’s Fair Drive	Franklin, NJ		1983	Light Industrial	3.52	50,000	90%
26 World’s Fair Drive	Franklin, NJ		1984	Light Industrial	3.41	47,000	100%
24 World’s Fair Drive	Franklin, NJ		1984	Light Industrial	3.45	47,000	79%
20 Worlds Fair Drive Lot 13	Sumerset, NJ		1999	R&D Flex	4.25	30,000	83%
10 New Maple Road	Pine Brook, NJ		1973/1999	Bulk Warehouse	18.13	265,376	48%
45 Route 46	Pine Brook, NJ		1974/1987	Light Industrial	6.54	84,284	79%
43 Route 46	Pine Brook, NJ		1974/1987	Light Industrial	2.48	37,268	82%
39 Route 46	Pine Brook, NJ		1970	R&D Flex	1.64	22,285	65%
26 Chapin Road	Pine Brook, NJ		1983	Light Industrial	5.15	76,497	100%
30 Chapin Road	Pine Brook, NJ		1983	Light Industrial	5.15	76,770	93%
20 Mountain Hook Road	Pine Brook, NJ		1972/1984	Bulk Warehouse	14.02	213,991	96%
30 Mountain Hook Road	Pine Brook, NJ		1972/1987	Light Industrial	3.36	51,570	100%
55 Route 46	Pine Brook, NJ		1978/1994	R&D Flex	2.13	24,051	81%
16 Chapin Road	Pine Brook, NJ		1987	R&D Flex	4.61	69,030	100%
20 Chapin Road	Pine Brook, NJ		1987	R&D Flex	5.69	84,601	83%
Sayreville Lot 3	Sayreville, NJ		2002	Light Industrial	7.43	62,400	83%
Sayreville Lot 4	Sayreville, NJ		2001	Light Industrial	6.88	62,400	100%
400 Raritan Center Parkway	Edison, NJ		1983	Light Industrial	7.16	81,240	100%
300 Columbus Circle	Edison, NJ		1983	R&D Flex	9.38	123,029	89%
400 Apgar	Franklin Twnship, NJ		1987	Bulk Warehouse	14.34	111,824	92%

			Year		Land
	Location		Built —		Area		Occupancy at
Building Address	City/State	Encumbrances	Renovated	Building Type	(Acres)	GLA	12/31/04

Northern New Jersey — (Continued)
500 Apgar	Franklin Twnship, NJ		1987	Reg. Warehouse	5.00	58,585	100%
201 Circle Dr. North	Piscataway, NJ		1987	Bulk Warehouse	5.24	113,738	74%
1 Pearl Ct	Allendale, NJ		1978	Light Industrial	3.00	46,400	0%
2 Pearl Ct	Allendale, NJ		1979	Light Industrial	3.00	39,170	100%
3 Pearl Ct	Allendale, NJ		1978	Light Industrial	3.00	41,470	100%
4 Pearl Ct	Allendale, NJ		1979	Light Industrial	3.00	41,227	50%
5 Pearl Ct	Allendale, NJ		1977	Light Industrial	3.00	37,343	100%
6 Pearl Ct	Allendale, NJ		1980	Light Industrial	10.40	99,700	58%
7 Pearl Ct	Allendale, NJ		1979	Light Industrial	6.50	44,750	100%
59 Route 17	Allendale, NJ		1979	Light Industrial	5.90	60,000	100%
309-319 Pierce Street	Somerset, NJ		1986	Bulk Warehouse	8.63	115,536	100%
160 Pierce Street	Somerset, NJ		2004	Reg. Warehouse	9.16	87,500	100%
12 Thornton Road	Oakland, NJ		1981	Reg. Warehouse	6.00	92,400	100%
147 Clinton Road	West Caldwell, NJ		1967/1983	Bulk Warehouse	14.96	194,258	100%
200 Maltese Drive	Totowa, NJ		1965/1975	Bulk Warehouse	9.00	208,000	100%

Subtotal or Average						3,212,935	87%

Philadelphia
230-240 Welsh Pool Road	Exton, PA		1975/1997	Manufacturing	6.56	30,000	100%
264 Welsh Pool Road	Exton, PA		1975/1996	R&D/Flex	2.84	11,256	0%
254 Welsh Pool Road	Exton, PA		1975/1998	Light Industrial	2.84	28,180	100%
256 Welsh Pool Road	Exton, PA		1975/1999	Light Industrial	2.84	12,038	100%
213 Welsh Pool Road	Exton, PA		1975/1998	Light Industrial	3.01	22,095	100%
251 Welsh Pool Road	Exton, PA		1975/1991	R&D/Flex	4.10	25,546	100%
253-255 Welsh Pool Road	Exton, PA		1975/1980	Light Industrial	4.10	20,800	100%
151-161 Philips Road	Exton, PA		1975/1990	Light Industrial	3.82	30,065	100%
210 Philips Road	Exton, PA		1975/1998	Manufacturing	6.56	26,827	100%
216 Philips Road	Exton, PA		1985	Light Industrial	2.99	39,037	100%
964 Postal Road	Lehigh, PA		1986	Light Industrial	0.00	44,800	100%
966 Postal Road	Lehigh, PA		1987	Light Industrial	0.00	43,245	100%
999 Postal Road	Lehigh, PA		1988	Light Industrial	5.60	43,600	65%
7331 William Avenue	Lehigh, PA		1989	Bulk Warehouse	3.90	43,400	100%
7346 Penn Drive	Lehigh, PA		1988	Reg. Warehouse	7.30	72,000	83%
7350 William Drive	Lehigh, PA		1989	Reg. Warehouse	8.70	96,000	100%
7377 William Drive	Lehigh, PA		1989	Reg. Warehouse	4.50	43,316	100%
7072 Snow Drift	Lehigh, PA		1975	Light Industrial	4.50	61,157	100%
2000 Cabot Boulevard West	Langhorne, PA		1984	R&D/Flex	3.06	39,969	63%
2005 Cabot Boulevard West	Langhorne, PA		1984	R&D/Flex	3.00	22,000	100%
2010 Cabot Boulevard West	Langhorne, PA		1984	Light Industrial	4.00	52,831	89%
2200 Cabot Boulevard West	Langhorne, PA		1979	Light Industrial	3.98	61,543	100%
2260-2270 Cabot Boulevard West	Langhorne, PA		1980	R&D/Flex	2.12	29,288	82%
3000 Cabot Boulevard West	Langhorne, PA		1986	Light Industrial	4.14	34,693	79%
180 Wheeler Court	Langhorne, PA		1974	Light Industrial	6.45	78,213	100%
2512 Metropolitan Drive	Trevose, PA		1981	Light Industrial	3.54	37,000	100%
2510 Metropolitan Drive	Trevose, PA		1981	Light Industrial	2.26	40,000	0%

				Year		Land
	Location			Built —		Area		Occupancy at
Building Address	City/State	Encumbrances		Renovated	Building Type	(Acres)	GLA	12/31/04

Philadelphia — (Continued)
2515 Metropolitan Drive	Trevose, PA			1974	Light Industrial	2.50	42,000	100%
2555 Metropolitan Drive	Trevose, PA			1981	Light Industrial	4.40	60,000	100%
2450 Metropolitan Drive	Trevose, PA			1983	Light Industrial	6.98	69,952	81%
2495 Metropolitan Drive	Trevose, PA			1981	Light Industrial	8.59	80,000	100%
4667 Somerton Road	Trevose, PA			1974	Light Industrial	7.66	118,000	100%
835 Wheeler Way	Langhorne, PA			1974	Light Industrial	5.68	64,402	77%
14 McFadden Road	Palmer, PA			1994/2000	Light Industrial	7.30	48,000	100%

Subtotal or Average							1,571,253	91%

1045 South Edward Drive	Tempe, AZ			1976	Light Industrial	2.12	38,560	100%
46 N. 49th Ave	Phoenix, AZ			1986	Reg. Warehouse	5.16	82,288	100%
240 N. 48th Avenue	Phoenix, AZ			1977	Reg. Warehouse	4.46	83,200	50%
220 N. 48th Avenue	Phoenix, AZ			1977	Reg. Warehouse	4.46	83,200	100%
54 N. 48th Avenue	Phoenix, AZ			1977	Light Industrial	1.11	20,736	100%
64 N. 48th Avenue	Phoenix, AZ			1977	Light Industrial	1.43	17,280	100%
236 N. 48th Avenue	Phoenix, AZ			1977	Light Industrial	0.93	11,520	100%
10 S. 48th Avenue	Phoenix, AZ			1977	Reg. Warehouse	4.64	86,400	50%
115 E. Watkins St.	Phoenix, AZ			1979	Light Industrial	1.32	24,341	100%
135 E. Watkins Street	Phoenix, AZ			1977	Reg. Warehouse	3.08	56,685	100%
10220 S 51st Street	Phoenix, AZ			1985	Light Industrial	1.54	22,978	100%
50 South 56th Street	Chandler, AZ			1991/97	Reg. Warehouse	4.19	78,150	100%
4625 W McDowell Road	Phoenix, AZ			2001	Light Industrial	3.39	44,546	100%
4635 W McDowell Road	Phoenix, AZ			2001	Light Industrial	3.79	54,890	100%
405 North 75th Avenue, Bldg 1	Phoenix, AZ	(g	)	2001	Bulk Warehouse	7.35	118,908	100%
405 North 75th Avenue, Bldg 2	Phoenix, AZ	(g	)	2001	Bulk Warehouse	7.71	135,735	100%
405 North 75th Avenue, Bldg 3	Phoenix, AZ	(g	)	2001	Bulk Warehouse	9.30	152,562	100%

Subtotal or Average							1,111,979	92%

Salt Lake City
512 Lawndale Drive(l)	Salt Lake City, UT			1981	Light Industrial	35.00	386,544	83%
1270 West 2320 South	West Valley, UT			1986/1992	R&D/Flex	1.49	13,025	81%
1275 West 2240 South	West Valley, UT			1986/1992	R&D/Flex	2.06	38,227	100%
1288 West 2240 South	West Valley, UT			1986/1992	R&D/Flex	0.97	13,300	53%
2235 South 1300 West	West Valley, UT			1986/1992	Light Industrial	1.22	19,000	71%
1293 West 2200 South	West Valley, UT			1986/1992	R&D/Flex	0.86	13,300	67%
1279 West 2200 South	West Valley, UT			1986/1992	R&D/Flex	0.91	13,300	92%
1272 West 2240 South	West Valley, UT			1986/1992	Light Industrial	3.07	34,870	100%
1149 West 2240 South	West Valley, UT			1986/1992	Light Industrial	1.71	21,250	100%
1142 West 2320 South	West Valley, UT			1997	Light Industrial	1.52	17,500	100%
1152 West 2240 South	West Valley, UT			1999	R&D Flex	13.56	55,785	75%
369 Orange Street	Salt Lake City, UT			1980	Bulk Warehouse	6.29	136,000	91%
1330 W. 3300 South Avenue	Ogden, UT			1982	Bulk Warehouse	30.75	188,568	100%
12577 South 265 West Bldg C	Draper, UT			1996	Light Industrial	6.00	20,000	100%

Subtotal or Average							970,669	89%

			Year		Land
	Location		Built —		Area		Occupancy at
Building Address	City/State	Encumbrances	Renovated	Building Type	(Acres)	GLA	12/31/04

San Diego
9163 Siempre Viva Road	San Diego, CA		1989	Reg. Warehouse	1.72	34,116	100%
9295 Siempre Viva Road	San Diego, CA		1989	Reg. Warehouse	1.79	35,557	100%
9255 Customhouse Plaza	San Diego, CA		1989	Bulk Warehouse	14.85	295,240	92%
9375 Customhouse Plaza	San Diego, CA		1989	Reg. Warehouse	1.46	30,944	71%
9465 Customhouse Plaza	San Diego, CA		1989	Reg. Warehouse	1.46	30,944	76%
9485 Customhouse Plaza	San Diego, CA		1989	Bulk Warehouse	4.85	102,520	96%
2675 Customhouse Court	San Diego, CA		1989	Reg. Warehouse	2.24	47,980	100%

Subtotal or Average						577,301	93%

Southern New Jersey
2-5 North Olnev Ave	Cherry Hill, NJ		1963/85	Light Industrial	2.10	58,139	100%
2 Springdale Road	Cherry Hill, NJ		1968	Light Industrial	1.44	21,008	96%
4 Springdale Road(i)	Cherry Hill, NJ		1963/85	Light Industrial	3.02	58,189	100%
8 Springdale Road	Cherry Hill, NJ		1966	Light Industrial	3.02	45,054	100%
2050 Springdale Road	Cherry Hill, NJ		1965	Light Industrial	3.40	51,060	100%
16 Springdale Road	Cherry Hill, NJ		1967	Light Industrial	5.30	48,922	100%
5 Esterbrook Lane	Cherry Hill, NJ		1966/88	Reg. Warehouse	5.45	39,167	100%
2 Pin Oak Lane	Cherry Hill, NJ		1968	Light Industrial	4.45	51,230	100%
28 Springdale, Rd	Cherry Hill, NJ		1967	Light Industrial	2.93	38,949	100%
3 Esterbrook Lane	Cherry Hill, NJ		1968	Light Industrial	2.15	32,844	100%
4 Esterbrook Lane	Cherry Hill, NJ		1969	Light Industrial	3.42	39,266	100%
26 Springdale Road	Cherry Hill, NJ		1968	Light Industrial	3.25	29,492	100%
1 Keystone Ave	Cherry Hill, NJ		1969	Light Industrial	4.15	60,983	100%
21 Olnev Ave	Cherry Hill, NJ		1969	Manufacturing	1.75	22,738	100%
19 Olnev Ave	Cherry Hill, NJ		1971	Light Industrial	4.36	53,962	100%
2 Keystone Ave	Cherry Hill, NJ		1970	Light Industrial	3.47	50,922	100%
18 Olnev Ave	Cherry Hill, NJ		1974	Light Industrial	8.85	62,542	100%
2030 Springdale Road	Cherry Hill, NJ		1977	Light Industrial	6.24	88,872	100%
111 Whittendale Drive	Morristown, NJ		1991/96	Reg. Warehouse	5.00	79,329	100%
9 Whittendale Drive	Morristown, NJ		2000	Light Industrial	5.51	52,800	100%
1931 Olney Road	Cherry Hill, NJ		1969	Light Industrial	2.90	45,770	100%
7851 Airport Highway	Pennsauken, NJ		1966	Light Industrial	1.95	31,600	100%
7860-7870 Airport	Pennsauken, NJ		1968	R&D/Flex	1.51	23,050	100%
7110-7112 Airport	Pennsauken, NJ		1963	R&D/Flex	1.17	14,400	100%

Subtotal or Average						1,100,288	100%

St. Louis
8921-8971 Frost Avenue	Hazelwood, MO		1971	Bulk Warehouse	2.00	100,000	100%
9043-9083 Frost Avenue	Hazelwood, MO		1970/77	Bulk Warehouse	2.69	145,000	100%
2121 Chapin Industrial Drive	Vinita Park, MO		1969/94	Bulk Warehouse	23.40	281,105	97%
10431-10449 Midwest Industrial	Olivette, MO		1967	Light Industrial	2.40	55,125	100%
10751 Midwest Industrial Blvd.	Olivette, MO		1965	Light Industrial	1.70	44,100	100%

				Year		Land
	Location			Built —		Area		Occupancy at
Building Address	City/State	Encumbrances		Renovated	Building Type	(Acres)	GLA	12/31/04

St. Louis — (Continued)
6951 N. Hanley(i)	Hazelwood, MO			1965	Bulk Warehouse	9.50	129,614	100%
1037 Warson — Bldg A	St. Louis, MO			1968	Light Industrial	4.00	64,143	100%
1037 Warson — Bldg B	St. Louis, MO			1968	Light Industrial	4.00	97,154	100%
1037 Warson — Bldg C	St. Louis, MO			1968	Light Industrial	4.00	79,252	100%
1037 Warson — Bldg D	St. Louis, MO			1968	Light Industrial	4.00	92,081	100%
6821-6857 Hazelwood Avenue	Berkley, MO			2001	Bulk Warehouse	8.93	180,658	100%
13701 Rider Trail North	Earth City, MO			1985	Light Industrial	5.34	64,387	100%
1908-2000 Innerbelt(i)	Overland, MO			1987	Light Industrial	0.00	191,923	95%
8449-95 Mid County Industrial	Vinta Park, MO			1988	Reg. Warehouse	3.97	96,392	100%
84104-76 Mid County Industrial	Vinta Park, MO			1989	Bulk Warehouse	4.13	103,058	100%
2001 Innerbelt Business Center	Overland, MO			1987	Bulk Warehouse	7.84	171,637	100%
4774 Park 36 Boulevard	St. Louis, MO			2001	Bulk Warehouse	9.00	173,800	47%
1010 Turner Boulevard	St. Louis, MO			1989	Bulk Warehouse	26.95	248.635	100%

Subtotal or Average							2,318,064	95%

Tampa
6614 Adamo Drive	Tampa, FL			1967	Reg. Warehouse	2.78	41,377	100%
6202 Benjamin Road	Tampa, FL			1981	R&D/Flex	2.04	30,145	0%
6204 Benjamin Road	Tampa, FL			1982	Light Industrial	4.16	60,975	100%
6206 Benjamin Road	Tampa, FL			1983	Light Industrial	3.94	57,708	100%
6302 Benjamin Road	Tampa, FL			1983	R&D/Flex	2.03	29,747	100%
6304 Benjamin Road	Tampa, FL			1984	R&D/Flex	2.04	29,845	100%
6306 Benjamin Road	Tampa, FL			1984	Light Industrial	2.58	37,861	67%
6308 Benjamin Road	Tampa, FL			1984	Light Industrial	3.22	47,256	71%
5313 Johns Road	Tampa, FL			1991	R&D/Flex	1.36	25,690	100%
5602 Thompson Center Court	Tampa, FL			1972	R&D/Flex	1.39	14,914	100%
5411 Johns Road	Tampa, FL			1997	Light Industrial	1.98	30,204	100%
5525 Johns Road	Tampa, FL			1993	R&D/Flex	1.46	24,139	100%
5607 Johns Road	Tampa, FL			1991	R&D/Flex	1.34	13,500	56%
5709 Johns Road	Tampa, FL			1990	Light Industrial	1.80	25,480	100%
5711 Johns Road	Tampa, FL			1990	Light Industrial	1.80	25,455	100%
5453 West Waters Avenue	Tampa, FL			1987	R&D/Flex	0.66	7,200	100%
5455 West Waters Avenue	Tampa, FL			1987	R&D/Flex	2.97	32,424	24%
5553 West Waters Avenue	Tampa, FL			1987	Light Industrial	2.97	32,424	100%
5501 West Waters Avenue	Tampa, FL			1990	R&D/Flex	1.53	15,870	100%
5503 West Waters Avenue	Tampa, FL			1990	R&D/Flex	0.68	7,060	27%
5555 West Waters Avenue	Tampa, FL			1990	R&D/Flex	2.31	23,947	90%
5557 West Waters Avenue	Tampa, FL			1990	R&D/Flex	0.57	5,860	100%
5463 W. Waters Avenue	Tampa, FL	(e	)	1996	R&D/Flex	3.50	44,427	100%
5461 W. Waters Avenue	Tampa, FL			1998	Light Industrial	1.84	21,778	100%
5505 Johns Road #7	Tampa, FL			1999	Light Industrial	2.12	30,019	100%
5481 W. Waters Avenue	Tampa, FL			1999	R&D/Flex	3.60	41,861	100%
5905 Breckenridge Parkway	Tampa, FL			1982	R&D/Flex	1.67	18,720	100%
5907 Breckenridge Parkway	Tampa, FL			1982	R&D/Flex	0.53	5,980	100%
5909 Breckenridge Parkway	Tampa, FL			1982	R&D/Flex	1.60	18,000	100%
5911 Breckenridge Parkway	Tampa, FL			1982	R&D/Flex	2.70	30,397	56%
5910 Breckenridge Parkway	Tampa, FL			1982	R&D/Flex	4.77	53,591	72%
5912 Breckenridge Parkway	Tampa, FL			1982	R&D/Flex	4.70	52,806	64%

				Year		Land
	Location			Built —		Area		Occupancy at
Building Address	City/State	Encumbrances		Renovated	Building Type	(Acres)	GLA	12/31/04

Tampa — (Continued)
4515-4519 George Road	Tampa, FL			1985	Light Industrial	5.00	64,742	93%
6301 Benjamin Road	Tampa, FL			1986	R&D/Flex	1.91	27,249	100%
5723 Benjamin Road	Tampa, FL			1986	R&D/Flex	2.97	42,270	100%
6313 Benjamin Road	Tampa, FL			1986	R&D/Flex	1.90	27,066	100%
5801 Benjamin Road	Tampa, FL			1986	Light Industrial	3.83	54,550	82%
5802 Benjamin Road	Tampa, FL			1986	R&D/Flex	4.06	57,705	87%
5925 Benjamin Road	Tampa, FL			1986	R&D/Flex	2.05	29,109	69%
6089 Johns Road	Tampa, FL	(h	)	1985	R&D/Flex	1.38	24,000	100%
6103 Johns Road	Tampa, FL	(h	)	1986	Light Industrial	1.66	28,800	100%

Subtotal or Average							1,292,151	87%

Other
4200 West Harry Street(j)	Wichita, KS			1972	Bulk Warehouse	21.45	177,655	100%
6601 S. 33rd Street	McAllen, TX			1975	Reg. Warehouse	3.31	50,000	100%
9601 A Dessau Road	Austin, TX			1999	Light Industrial	3.28	33,000	100%
9601 B Dessau Road	Austin, TX			1999	Light Industrial	3.28	33,000	100%
9601 C Dessau Road	Austin, TX			1999	Light Industrial	3.28	33,000	100%
555 Vista Blvd.	Sparks, NV			1980	Bulk Warehouse	40.30	490,500	100%

Subtotal or Average							817,155	100%

TOTAL							61,670,735	90%

(a)	This property collateralizes a $5.5 million mortgage loan which matures on December 1, 2019.

(b)	These properties collateralize a $2.9 million mortgage loan which matures on September 1, 2009.

(c)	This property collateralizes a $5.7 million mortgage loan which matures on December 1, 2019.

(d)	This property collateralizes a $2.0 million mortgage loan which matures on October 1, 2006.

(e)	This property collateralizes a $2.5 million mortgage loan which matures on September 1, 2006.

(f)	This property collateralizes a $16.3 million mortgage loan which matures on December 1, 2010.

(g)	These properties collateralize a $13.9 million mortgage loan which matures on November 10, 2012.

(h)	These properties collateralize a $6.7 million mortgage loan which matures on July 1, 2009.

(i)	Comprised of two properties.

(j)	Comprised of three properties.

(k)	Comprised of four properties.

(l)	Comprised of 28 properties.

(m)	This property collateralizes a $2.0 million mortgage loan which matures on January 1, 2013.
Tenant and Lease Information
      The Company has a diverse base of more than 2,400 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and six years and provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property’s operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2004, approximately 90% of the GLA of the industrial properties was leased, and no single tenant or group of related tenants accounted for more than 1.3% of the Company’s rent revenues, nor did any single tenant or group of related tenants occupy more than 1.3% of the Company’s total GLA as of December 31, 2004.

      The following table shows scheduled lease expirations for all leases for the Company’s in-service properties as of December 31, 2004.

	Number of		Percentage of	Annual Base Rent	Percentage of Total
Year of	Leases	GLA	GLA	Under Expiring	Annual Base Rent
Expiration(1)	Expiring	Expiring(2)	Expiring	Leases	Expiring(2)

				(In thousands)
2005	803	14,514,570	26.1%	59,652	25.5%
2006	517	10,347,877	18.6%	45,937	19.6%
2007	453	8,826,005	15.9%	38,373	16.4%
2008	299	7,101,496	12.8%	28,774	12.3%
2009	271	5,392,740	9.7%	25,972	11.1%
2010	106	2,769,205	5.0%	11,821	5.0%
2011	36	1,562,204	2.8%	6,176	2.6%
2012	17	561,740	1.0%	1,954	0.8%
2013	16	1,771,111	3.2%	4,780	2.0%
2014	16	1,034,456	1.9%	4,949	2.1%
Thereafter	17	1,672,514	3.0%	5,796	2.5%

Total	2,551	55,553,918	100.0%	$234,184	100.0%

(1)	Lease expirations as of December 31, 2004 assume tenants do not exercise existing renewal, termination, or purchase options.

(2)	Does not include existing vacancies of 6,116,817 aggregate square feet.

Item 3.	Legal Proceedings
      The Company is involved in legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material impact on the results of operations, financial position or liquidity of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      The following table sets forth for the periods indicated the high and low closing prices per share and distributions declared per share for the Company’s common stock, which trades on the New York Stock Exchange under the trading symbol “FR”.

			Distribution
Quarter Ended	High	Low	Declared

December 31, 2004	$42.11	$37.26	$0.6950
September 30, 2004	$40.39	$35.81	$0.6850
June 30, 2004	$39.50	$32.69	$0.6850
March 31, 2004	$39.62	$33.00	$0.6850
December 31, 2003	$34.76	$32.20	$0.6850
September 30, 2003	$32.65	$29.33	$0.6850
June 30, 2003	$32.51	$27.96	$0.6850
March 31, 2003	$29.50	$26.57	$0.6850
      The Company had 666 common stockholders of record registered with its transfer agent as of March 23, 2005.
      The Company has determined that, for federal income tax purposes, approximately 13.17% of the total $114.6 million in distributions paid with respect to 2004 represents ordinary dividend income to its stockholders, 9.10% qualify as 25 percent rate capital gain, 1.54% qualify as short-term capital gain, 31.47% qualify as a 15 percent rate capital gain and the remaining 44.72% represent a return of capital.
      Additionally, for tax purposes, 23.81% of the Company’s 2004 preferred stock dividends qualify as ordinary income, 16.47% qualify as 25 percent rate capital gain, 2.78% qualify as short-term capital gain and 56.94% qualify as 15 percent rate capital gain.
      In order to maintain its status as a REIT, the Company is required to meet certain tests, including distributing at least 90% of its REIT taxable income, or approximately $1.83 per share for 2004. The Company’s dividend policy is to meet the minimum distribution required to maintain the Company’s REIT qualification under the Internal Revenue Code.
      On March 4, 2005, the Operating Partnership issued 37,587 Units having an aggregate market value of approximately $1.5 million in exchange for property.
      All of the above Units were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder, to individuals or entities holding real property or interests therein. No underwriters were used in connection with such issuances.
      Subject to lock-up periods and certain adjustments, Units are convertible into common stock, par value $.01, of the Company on a one-for-one basis or cash at the option of the Company.

Item 6.	Selected Financial Data
      The following sets forth selected financial and operating data for the Company on a historical consolidated basis. The following data should be read in conjunction with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The historical statements of operations and cash flows for the years ended December 31, 2003 and 2002, and the selected data below for 2001 and 2000 have been restated to correct the classification of income taxes. The historical statements of operations for the years ended December 31, 2004, 2003 and 2002 include the results of operations of the Company as derived from the Company’s audited financial statements. The historical statements of operations for the years ended December 31, 2001 and 2000 include the results of operations of the Company as derived from the Company’s audited financial statements except that management has made adjustments to correct the classification of income taxes. Also, the results of operations of properties sold are presented in discontinued operations if they met both of the following criteria: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposition and (b) the Company will not have any significant involvement in the operations of the property after the disposal transaction. The adjustments made by management and the resulting adjusted balances were not audited. The historical balance sheet data and other data as of December 31, 2004, 2003, 2002, 2001 and 2000 include the balances of the Company as derived from the Company’s audited financial statements.

		Restated

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	12/31/04	12/31/03	12/31/02	12/31/01	12/31/00

	(In thousands, except per share and property data)
Statement of Operations Data:
Total Revenues	$319,732	$307,815	$285,870	$295,404	$304,965
Interest Income	3,632	2,416	2,378	2,790	5,489
Gain on Settlement of Interest Rate Protection Agreements	1,583	—	—	—	—
Property Expenses	(108,336)	(99,544)	(90,468)	(90,104)	(91,217)
General and Administrative Expense	(39,569)	(26,953)	(19,610)	(18,609)	(17,129)
Interest Expense	(99,245)	(95,456)	(90,387)	(82,580)	(83,925)
Amortization of Deferred Financing Costs	(1,931)	(1,764)	(1,925)	(1,809)	(1,750)
Depreciation and Other Amortization	(95,138)	(75,140)	(62,658)	(58,037)	(54,452)
Loss from Early Retirement from Debt(c)	(515)	(1,466)	(888)	(10,309)	—
Valuation Provision on Real Estate(a)	—	—	—	(9,500)	(2,900)
Benefit (Provision) for Income Tax	7,859	4,950	2,188	197	(341)
Equity in Income (Loss) of Joint Ventures	36,451	539	463	(791)	571
Minority Interest Allocable to Continuing Operations	(293)	562	352	520	(4,524)

		Restated

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	12/31/04	12/31/03	12/31/02	12/31/01	12/31/00

	(In thousands, except per share and property data)
Income from Continuing Operations	24,230	15,959	25,315	27,172	54,787
Income from Discontinued Operations (Including Gain on Sale of Real Estate, Net of Income Taxes, of $79,811, $77,636 and $56,810 for the Year Ended December 31, 2004, 2003 and 2002, respectively), Net of Income Taxes(b)	88,680	101,266	98,530	48,123	45,652
Minority Interest Allocable to Discontinued Operations	(12,167)	(14,916)	(14,760)	(7,377)	(7,222)
Gain on Sale of Real Estate, Net of Income Taxes	11,431	13,445	13,082	64,304	29,296
Minority Interest Allocable to Gain on Sale of Real Estate	(1,568)	(1,981)	(1,959)	(9,858)	(4,635)

Net Income	110,606	113,773	120,208	122,364	117,878
Redemption of Preferred Stock	(7,959)	—	(3,707)	(4,577)	—
Preferred Stock Dividends	(14,488)	(20,176)	(23,432)	(30,001)	(32,844)

Net Income Available to Common Stockholders	$88,159	$93,597	$93,069	$87,786	$85,034

Income from Continuing Operations Available to Common Stockholders Per Weighted Average Common Share Outstanding:
Basic	$0.29	$0.19	$0.24	$1.21	$1.22

Diluted	$0.28	$0.19	$0.24	$1.20	$1.21

Net Income Available to Common Stockholders Per Weighted Average Common Share Outstanding:
Basic	$2.17	$2.43	$2.39	$2.26	$2.23

Diluted	$2.16	$2.42	$2.38	$2.24	$2.21

Distributions Per Share	$2.7500	$2.7400	$2.7250	$2.6525	$2.5175

Weighted Average Number of Common Shares Outstanding:
Basic	40,557	38,542	38,927	38,841	38,154

Diluted	40,888	38,663	39,165	39,150	38,446

Net Income	$110,606	$113,773	$120,208	$122,364	$117,878
Other Comprehensive Income (Loss):
Cumulative Transition Adjustment	—	—	—	(14,920)	—

		Restated

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	12/31/04	12/31/03	12/31/02	12/31/01	12/31/00

	(In thousands, except per share and property data)
Settlement of Interest Rate Protection Agreements	6,816	—	1,772	(191)	—
Mark-to-Market of Interest Rate Protection Agreements and Interest Rate Swap Agreements	106	251	(126)	(231)	—
Write-off of Unamortized Interest Rate Protection Agreements Due to Early Retirement of Debt	—	—	—	2,156	—
Amortization of Interest Rate Protection Agreements	(512)	198	176	805	—

Comprehensive Income	$117,016	$114,222	$122,030	$109,983	$117,878

Balance Sheet Data (End of Period):
Real Estate, Before Accumulated Depreciation	$2,856,474	$2,738,034	$2,697,269	$2,714,927	$2,440,810
Real Estate, After Accumulated Depreciation	2,478,091	2,388,782	2,388,781	2,438,107	2,221,109
Real Estate Held for Sale, Net	52,790	—	7,040	30,750	236,422
Total Assets	2,713,193	2,648,023	2,629,973	2,621,400	2,618,493
Mortgage Loans Payable, Net, Unsecured Lines of Credit and Senior Unsecured Debt, Net	1,574,929	1,453,798	1,442,149	1,318,450	1,221,356
Total Liabilities	1,710,766	1,591,732	1,575,586	1,447,361	1,373,288
Stockholders’ Equity	845,494	889,173	882,326	995,597	1,058,372
Other Data:
Cash Flow From Operating Activities	$77,657	$103,156	$132,838	$147,134	$160,241
Cash Flow From Investing Activities	9,992	29,037	33,350	(38,804)	(87,300)
Cash Flow From Financing Activities	(83,546)	(131,372)	(166,188)	(116,061)	(67,819)
Total In-Service Properties	827	834	908	918	969
Total In-Service GLA, in Square Feet	61,670,735	57,925,466	59,979,894	64,002,809	68,242,713
In-Service Occupancy Percentage	90%	88%	90%	91%	95%

(a)	Represents a valuation provision on real estate relating to certain properties located in Columbus, Ohio, Des Moines, Iowa, Grand Rapids, Michigan and Indianapolis, Indiana.

(b)	On January 1, 2002, the Company adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”). FAS 144 addresses financial accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of property be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (b) the Company will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

(c)	In 2004, the Company paid off and retired a certain mortgage loan. The Company recorded a loss from the early retirement of debt in 2004 of approximately $.5 million, which is comprised of the write-off of unamortized deferred financing costs and prepayment penalties. In 2003, the Company paid off and retired a certain mortgage loan. The Company recorded a loss from the early retirement of debt in 2003 of approximately $1.5 million, which is comprised of the write-off of unamortized deferred financing costs. In 2002, the Company paid off and retired certain senior unsecured debt. The Company recorded a loss from the early retirement of debt of approximately $.9 million which is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of pro rata unamortized deferred financing costs and legal costs. In 2001, the Company paid off and retired certain mortgage loans and certain senior unsecured debt. The Company recorded a loss from the early retirement of debt of approximately $10.3 million which is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing costs, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt prior to issuance, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with “Selected Financial Data” and the historical Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.
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
      First Industrial Realty Trust, Inc. was organized in the state of Maryland on August 10, 1993. First Industrial Realty Trust, Inc. is a real estate investment trust (“REIT”), as defined in the Internal Revenue Code (the “Code”). First Industrial Realty Trust, Inc. (together with its consolidated subsidiaries, the “Company”) began operations on July 1, 1994. The Company’s interests in its properties and land parcels are held through (i) partnerships controlled by the Company, including First Industrial, L.P. (the “Operating Partnership”), of which the Company is the sole general partner, as well as, among others, First Industrial Financing Partnership, L.P., First Industrial Securities, L.P., First Industrial Mortgage Partnership, L.P. (the “Mortgage Partnership”), First Industrial Pennsylvania, L.P., First Industrial Harrisburg, L.P., First Industrial Indianapolis, L.P., FI Development Services, L.P. and TK-SV, LTD., each of which the sole general partner is a wholly-owned subsidiary of the Company and the sole limited partner is the Operating Partnership; (ii) limited liability companies, of which the Operating

Partnership is the sole member; and (iii) First Industrial Development Services, Inc., of which the Operating Partnership is the sole stockholder, all of whose operating data is consolidated with that of the Company as presented herein. The Company, through separate, wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties (the “September 1998 Joint Venture” and the “May 2003 Joint Venture”). The Company, through a separate, wholly-owned limited liability company of which the Operating Partnership is also the sole member, also owned a minority interest in and provided property management services to a third joint venture which invested in industrial properties (the “December 2001 Joint Venture”; together with the September 1998 Joint Venture and the May 2003 Joint Venture, the “Joint Ventures”). During the year ended December 31, 2004, the December 2001 Joint Venture sold all of its industrial properties. The operating data of the Joint Ventures is not consolidated with that of the Company as presented herein.
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
      The Company’s revenue growth is also dependent, in part, on its ability to acquire existing, and acquire and develop new, additional industrial properties on favorable terms. The Company continually seeks to acquire existing industrial properties on favorable terms, and, when conditions permit, also seeks to acquire and develop new industrial properties on favorable terms. Existing properties, as they are acquired, and acquired and developed properties, as they lease-up, generate revenue from rental income and tenant recoveries, income from which, as discussed above, is a source of funds for the Company’s distributions. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Company. The acquisition and development of properties also entails various risks, including the risk that the Company’s investments may not perform as expected. For example, acquired existing and acquired and developed new properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to acquired and developed new properties, the Company may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, the Company faces significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including both publicly-traded real estate investment trusts and private investors. Further, as discussed below, the Company may not be able to finance the acquisition and development opportunities it identifies. If the Company were unable to acquire and develop sufficient additional properties on favorable terms, or if such investments did not perform as expected, the Company’s revenue growth would be limited and its financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.
      The Company also generates income from the sale of properties (including existing buildings, buildings which the Company has developed or re-developed on a merchant basis, and land). The Company is continually engaged in, and its income growth is dependent in part on, systematically redeploying its capital from properties and other assets with lower yield potential into properties and other assets with higher yield potential. As part of that process, the Company sells, on an ongoing basis, select stabilized properties or properties offering lower potential returns relative to their market value. The gain/loss on the sale of such properties is included in the Company’s income and is a significant source of funds, in addition to revenues generated from rental income and tenant recoveries, for the Company’s distributions. Also, a significant portion of the proceeds from such sales is used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Company. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of the Company’s properties. Further, the Company’s ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If the Company were unable to sell properties on favorable terms, the Company’s income growth would be limited and its financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.
      Currently, the Company utilizes a portion of the net sales proceeds from property sales, borrowings under its $300 million unsecured line of credit (the “Unsecured Line of Credit”) and proceeds from the issuance, when and as warranted, of additional equity securities to finance acquisitions and developments. Access to external capital on favorable terms plays a key role in the Company’s financial condition and results of operations, as it impacts the Company’s cost of capital and its ability and cost to refinance existing indebtedness as it matures and to fund acquisitions and developments through the issuance, when and as warranted, of additional equity securities. The Company’s ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on the Company’s capital stock and debt, the market’s perception of the Company’s growth potential, the Company’s current and potential future earnings and cash distributions and the market price of the Company’s capital stock. If the Company were unable to access external capital on favorable terms, the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.
      In the consolidated statements of operations for the years ended December 31, 2003 and 2002 presented in its Form 8-K filed July 30, 2004, the Company allocated its entire tax provision /benefit to income from discontinued operations. The Company has determined that its tax provision /benefit should be allocated between income from continuing operations, income from discontinued operations and gain on sale of real estate. The Company has restated its consolidated statements of operations and cash flows for the years ended December 31, 2003 and 2002 to reflect this new allocation in this Form 10-K.
CRITICAL ACCOUNTING POLICIES
      The Company’s significant accounting policies are described in more detail in Note 3 to the Consolidated Financial Statements. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

•	The Company maintains an allowance for doubtful accounts which is based on estimates of potential losses which could result from the inability of the Company’s tenants to satisfy outstanding billings with the Company. The allowance for doubtful accounts is an estimate based on the Company’s assessment of the creditworthiness of its tenants.

•	Properties are classified as held for sale when the Company has entered into a binding contract to sell such properties. When properties are classified as held for sale, the Company ceases depreciating the properties and estimates the values of such properties and measures them at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. The Company estimates the value of such property and measures it at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. Fair value is determined by deducting from the contract price of the property the estimated costs to close the sale.

•	The Company reviews its properties on a quarterly basis for possible impairment and provides a provision if impairments are determined. The Company utilizes the guidelines established under Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”) to determine if impairment conditions exist. The Company reviews the expected undiscounted cash flows of each property to determine if there are any indications of impairment. If the expected undiscounted cash flows of a particular property are less than the net book basis of the property, the Company will recognize an impairment charge equal to the amount of carrying value of the property that exceeds the fair value of the property. Fair value is determined by discounting the future expected cash flows of the property. The calculation of the fair value involves subjective assumptions such as estimated occupancy, rental rates, ultimate residual value and the discount rate used to present value the cash flows.

•	The Company is engaged in the acquisition of individual properties as well as multi-property portfolios. In accordance with FASB Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), the Company is required to allocate purchase price between land, building, tenant improvements, leasing commissions, intangible assets and above and below market leases. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rents for each corresponding in-place lease. Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental income. The Company also must allocate purchase price on multi-property portfolios to individual properties. The allocation of purchase price is based on the Company’s assessment of various characteristics of the markets where the property is located and the expected cash flows of the property.
RESULTS OF OPERATIONS
Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003
      The Company’s net income available to common stockholders was $88.2 million and $93.6 million for the years ended December 31, 2004 and 2003, respectively. Basic and diluted net income available to common stockholders were $2.17 and $2.16 per share, respectively, for the year ended December 31, 2004, and $2.43 and $2.42 per share, respectively, for the year ended December 31, 2003.
      The tables below summarize the Company’s revenues, property expenses and depreciation and other amortization by various categories for the years ended December 31, 2004 and December 31, 2003. Same store properties are in-service properties owned prior to January 1, 2003. Acquired properties are properties that were acquired subsequent to December 31, 2002. Sold properties are properties that were sold subsequent to December 31, 2002. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after December 31, 2002 or acquisitions acquired prior to January 1, 2003 that were not placed in service as of December 31, 2002. These properties are placed in service as they reach stabilized occupancy (generally defined as properties that are 90% leased). Other revenues are derived from the operations of the Company’s maintenance company, fees earned from the Company’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Company’s maintenance company and other miscellaneous regional expenses.
      The Company’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Company’s future revenues and expenses may vary materially from historical rates.
      At December 31, 2004 and 2003, the occupancy rates of the Company’s same store properties were 88.6% and 87.8%, respectively.

	2004	2003	$ Change	% Change

	($ in 000’s)
REVENUES
Same Store Properties	$253,710	$268,270	$(14,560)	(5.4)%
Acquired Properties	43,864	10,178	33,686	331.0%
Sold Properties	20,512	57,588	(37,076)	(64.4)%
Properties Not In-service	16,178	16,375	(197)	(1.2)%
Other	8,849	9,148	(299)	(3.3)%

	343,113	361,559	(18,446)	(5.1)%
Discontinued Operations	(23,381)	(53,744)	30,363	(56.5)%

Total Revenues	$319,732	$307,815	$11,917	3.9%

      Revenues from same store properties decreased $14.6 million due primarily to a $10.7 million lease termination fee the Company received in the first quarter 2003. Revenues from acquired properties increased $33.7 million due to the 143 industrial properties totaling approximately 15.9 million square feet of GLA acquired subsequent to December 31, 2002. Revenues from sold properties decreased $37.1 million due to the 227 industrial properties totaling approximately 14.8 million square feet of GLA sold subsequent to December 31, 2002.

	2004	2003	$ Change	% Change

	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$82,008	$85,141	$(3,133)	(3.7)%
Acquired Properties	13,036	3,083	9,953	322.8%
Sold Properties	6,612	18,256	(11,644)	(63.8)%
Properties Not In-service	7,584	5,956	1,628	27.3%
Other	6,510	4,427	2,083	47.1%

	115,750	116,863	(1,113)	(1.0)%
Discontinued Operations	(7,414)	(17,319)	9,905	(57.2)%

Total Property Expenses	$108,336	$99,544	$8,792	8.8%

      Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased by approximately $3.1 million due primarily to a decrease in bad debt expense. Property expenses from acquired properties increased by $10.0 million due to properties acquired subsequent to December 31, 2002. Property expenses from sold properties decreased by $11.6 million due to properties sold subsequent to December 31, 2002. Property expenses from properties not in-service increased $1.6 million due primarily to an increase in bad debt expense. Other expense increased $2.1 million due primarily to increases in compensation.
      General and administrative expense increased by approximately $12.6 million, or 46.8%, due primarily to increases in employee incentive compensation and an increase in outside professional services fees.
      Amortization of deferred financing costs remained relatively unchanged.

	2004	2003	$ Change	% Change

	($ in 000’s)
DEPRECIATION and OTHER AMORTIZATION
Same Store Properties	$70,484	$65,433	$5,051	7.7%
Acquired Properties	16,398	3,839	12,559	327.1%
Sold Properties	4,523	11,886	(7,363)	(61.9)%
Properties Not In-service and Other	7,861	4,187	3,674	87.7%
Corporate Furniture, Fixtures and Equipment	1,280	1,236	44	3.6%

	100,546	86,581	13,965	16.1%
Discontinued Operations	(5,408)	(11,441)	6,033	(52.7)%

Total Depreciation and Other Amortization	$95,138	$75,140	$19,998	26.6%

      The increase in depreciation and other amortization for the same store properties is primarily due to a net increase in leasing commissions and, building and tenant improvements paid in 2004 and 2003. Depreciation and other amortization from acquired properties increased by $12.6 million due to properties acquired subsequent to December 31, 2002. Depreciation and other amortization from sold properties decreased by $7.4 million due to properties sold subsequent to December 31, 2002. Depreciation and other amortization for properties not in-service and other increased by $3.7 million due primarily to depreciation expense being recognized in 2004 for developments that were substantially completed.
      Interest income increased by approximately $1.2 million due primarily to an increase in the average mortgage loans receivable outstanding during the year ended December 31, 2004, as compared to the year ended December 31, 2003, as well as an increase in the average restricted cash balance for the year ended December 31, 2004, as compared to the year ended December 31, 2003.
      In March 2004, the Company, through the Operating Partnership, entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement had a notional value of $73.5 million, was effective from August 15, 2004 through August 15, 2009, and fixed the LIBOR rate at 3.326%. In May 2004, the Company reduced the projected amount of the future debt offering and settled $24.5 million of this interest rate protection agreement for proceeds in the amount of $1.5 million which is recognized in net income for the year ended December 31, 2004.
      In November 2004, the Company settled an interest rate protection agreement for $.3 million that had been designated as a cash flow hedge of $50.0 million of a forecasted debt issuance. Hedge ineffectiveness in the amount of $.1 million, due to a mismatch in dates, was recognized in net income. The remaining $.2 million is included in other comprehensive income and will be amortized over the term of the forecasted debt issuance. In the event that the issuance of $50.0 million of debt is not issued by December 10, 2005, the balance in other comprehensive income will be reclassified into net income.
      Interest expense increased by approximately $3.8 million due primarily to an increase in the weighted average debt balance outstanding for the year ended December 31, 2004 ($1,522.9 million) as compared to the year ended December 31, 2003 ($1,455.8 million). This was partially offset by a decrease in the weighted average interest rate for the year ended December 31, 2004 (6.60%) as compared to the year ended December 31, 2003 (6.61%), and an increase in capitalized interest for the year ended December 31, 2004 due to an increase in development activities.
      The loss on early retirement of debt of approximately $.5 million for the year ended December 31, 2004 is comprised of the write-off of unamortized deferred financing costs and a prepayment penalty related to the early pay off and retirement of the Acquisition Mortgage Loan XI (defined hereafter). The loss on early retirement of debt of approximately $1.5 million for the year ended December 31, 2003 is comprised of the write-off of unamortized deferred financing costs related to the early pay off and retirement of the 1995 Mortgage Loan (defined hereafter).
      Income tax benefit increased by $2.9 million due primarily to an increase in general and administrative expense (“G&A”) due to additional G&A costs incurred in 2004 compared to 2003 associated with additional investment activity in the Company’s taxable REIT subsidiary.
      Equity in income of joint ventures increased by approximately $35.9 million due primarily to the Company’s allocation of gain from the sale of all of the properties in the December 2001 Joint Venture and the Company’s recognition of the deferred gain on it’s initial sale of 30 of the 36 properties to the December 2001 Joint Venture.
      The $11.4 million gain on sale of real estate (net of income taxes) for the year ended December 31, 2004 resulted from the sale of five industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $13.4 million gain on sale of real estate (net of income taxes) for the year ended December 31, 2003 resulted from the sale of 10 industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.
      The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Company for the year ended December 31, 2004 and December 31, 2003.

	Year Ended
	December 31,

		Restated

	2004	2003

	($ in 000’s)
Total Revenues	$23,381	$53,744
Operating Expenses	(7,414)	(17,319)
Depreciation and Amortization	(5,408)	(11,441)
Provision for Income Taxes	(1,690)	(1,354)
Gain on Sale of Real Estate, Net of Income Taxes	79,811	77,636

Income from Discontinued Operations	$88,680	$101,266

      Income from discontinued operations (net of income taxes) for the year ended December 31, 2004 reflects the results of operations and gain on sale of real estate of $79.8 million relating to 92 industrial properties that were sold during the year ended December 31, 2004 and the results of operations of nine properties that were identified as held for sale at December 31, 2004.
      Income from discontinued operations (net of income taxes) for the year ended December 31, 2003 reflects the results of operations of industrial properties that were sold during the year ended December 31, 2004, nine properties that were identified as held for sale at December 31, 2004, industrial properties that were sold during the year ended December 31, 2003, as well as the gain on sale of real estate of $77.6 million from the 120 industrial properties which were sold during the year ended December 31, 2003.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002
      The Company’s net income available to common stockholders was $93.6 million and $93.1 million for the years ended December 31, 2003 and 2002, respectively. Basic and diluted net income available to common stockholders were $2.43 and $2.42 per share, respectively, for the year ended December 31, 2003, and $2.39 and $2.38 per share, respectively, for the year ended December 31, 2002.
      The tables below summarize the Company’s revenues, property expenses and depreciation and other amortization by various categories. Same store properties are in-service properties owned prior to January 1, 2002. Acquired properties are properties that were acquired subsequent to December 31, 2001. Sold properties are properties that were sold subsequent to December 31, 2001. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after December 31, 2001 or acquisitions acquired prior to January 1, 2002 that were not placed in service as of December 31, 2001. These properties are placed in service as they reach stabilized occupancy (generally defined as properties that are 90% leased). Other revenues are derived from the operations of the Company’s maintenance company, fees earned from the Company’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Company’s maintenance company and other miscellaneous regional expenses.
      The Company’s future financial condition and results of operations, including rental revenues, may be impacted by the acquisition and sale of properties. The Company’s future revenues and expenses may vary materially from historical rates.
      At December 31, 2003 and 2002, the occupancy rates of the Company’s same store properties were 87.0% and 88.6%, respectively.

	2003	2002	$ Change	% Change

	($ in 000’s)
REVENUES
Same Store Properties	$269,246	$272,991	$(3,745)	(1.4)%
Acquired Properties	44,119	15,627	28,492	182.3%
Sold Properties	24,480	64,741	(40,261)	(62.2)%
Properties Not In-service	14,045	7,697	6,348	82.5%
Other	9,669	8,167	1,502	18.4%

	361,559	369,223	(7,664)	(2.1)%
Discontinued Operations	(53,744)	(83,353)	29,609	(35.5)%

Total Revenues	$307,815	$285,870	$21,945	7.7%

      Revenues from same store properties decreased $3.7 million due primarily to a decrease in occupancy and rental rates on new leases. Revenues from acquired properties increased $28.5 million due to the 154 industrial properties totaling approximately 12.3 million square feet of GLA acquired during 2003 and 2002. Revenues from sold properties decreased $40.3 million due to the 244 industrial properties totaling approximately 19.3 million square feet of GLA sold during 2003 and 2002. Revenues for properties not in service increased $6.3 million due to an increase in occupancy on developments that were substantially completed in 2003 and 2002. Revenues from other properties increased $1.5 million due to an increase in assignment fees.

	2003	2002	$ Change	% Change

	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$85,585	$83,673	$1,912	2.3%
Acquired Properties	12,469	3,782	8,687	229.7%
Sold Properties	8,226	20,318	(12,092)	(59.5)%
Properties Not In-service	5,577	3,404	2,173	63.8%
Other	5,006	3,858	1,148	29.8%

	116,863	115,035	1,828	1.6%
Discontinued Operations	(17,319)	(24,567)	7,248	(29.5)%

Total Property Expenses	$99,544	$90,468	$9,076	10.0%

      Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. The increase in property expenses from same store properties is due primarily to an increase in repairs and maintenance expense, utilities expense and insurance expense, partially offset by a decrease in real estate tax expense. Due to a harsh winter in many of the Company’s markets in 2003, the Company experienced an increase in repairs and maintenance due primarily to an increase in snow removal, as well as an increase in utilities expense due to an increase in utility usage and utility rates. The increase in insurance expense is due primarily to an increase in insurance premiums. The decrease in real estate tax expense is due to a decrease in real estate taxes in certain of the Company’s markets. Property expenses from acquired properties increased by $8.7 million due to properties acquired subsequent to December 31, 2001. Property expenses from sold properties decreased by $12.1 million due to properties sold subsequent to December 31, 2001. Property expenses from properties not in service increased $2.2 million due to an increase in real estate taxes. Property expenses from other properties increased $1.1 million due to an increase in maintenance expenses.
      General and administrative expense increased by approximately $7.3 million due primarily to increases in employee compensation and additional employees in 2003, as well as an increase in the Company’s state tax provision, marketing and promotional expense and costs related to unsuccessful acquisitions and dispositions.
      Amortization of deferred financing costs remained relatively unchanged.

	2003	2002	$ Change	% Change

	($ in 000’s)
DEPRECIATION and OTHER AMORTIZATION
Same Store Properties	$66,822	$61,550	$5,272	8.6%
Acquired Properties	8,271	2,510	5,761	229.5%
Sold Properties	4,700	11,882	(7,182)	(60.4)%
Properties Not In-service and Other	5,550	1,454	4,096	281.7%
Corporate Furniture, Fixtures and Equipment	1,238	1,381	(143)	(10.4)%

	86,581	78,777	7,804	9.9%
Discontinued Operations	(11,441)	(16,119)	4,678	(29.0)%

Total Depreciation and Other Amortization	$75,140	$62,658	$12,482	19.9%

      The increase in depreciation and other amortization for the same store properties is primarily due to a net increase in leasing commissions and tenant improvements paid in 2003 and 2002. Depreciation and other amortization from acquired properties increased by $5.8 million due to properties acquired subsequent to December 31, 2001. Depreciation and other amortization from sold properties decreased by $7.2 million due to properties sold subsequent to December 31, 2001. Depreciation and other amortization from properties not in service and other increased by $4.1 million due to primarily to depreciation expense being recognized in 2003 for developments that were substantially completed.
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
      The loss on early retirement of debt of approximately $1.5 million for the year ended December 31, 2003 is comprised of the write-off of unamortized deferred financing costs related to the early pay off and retirement of a certain mortgage loan. The approximate $.9 million loss on early retirement of debt for the year ended December 31, 2002 is due to the early retirement of senior unsecured debt. The loss is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of pro rata unamortized deferred financing costs and legal costs.
      Income tax benefit increased by $2.8 million due primarily to an increase in interest expense in 2003 compared to 2002 due to a decrease in capitalized interest in 2003 compared to 2002 due to a decrease in development activities.
      Equity in income of joint ventures remained relatively unchanged.
      The $13.4 million gain on sale of real estate (net of income taxes) for the year ended December 31, 2003 resulted from the sale of 10 industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $13.1 million gain on sale of real estate (net of income taxes) for the year ended December 31, 2002 resulted from the sale of 28 industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

	Year Ended
	December 31,

	Restated

	2003	2002

	($ in 000’s)
Total Revenues	$53,744	$83,353
Operating Expenses	(17,319)	(24,567)
Depreciation and Amortization	(11,441)	(16,119)
Provision for Income Taxes	(1,354)	(947)
Gain on Sale of Real Estate, Net of Income Taxes	77,636	56,810

Income from Discontinued Operations	$101,266	$98,530

      Income from discontinued operations (net of income taxes) for the year ended December 31, 2003 reflects the results of operations of industrial properties that were sold during the year ended December 31, 2004, nine properties identified as held for sale at December 31, 2004, industrial properties that were sold during the year ended December 31, 2003, as well as the gain on sale of real estate of $77.6 million from the 120 industrial properties which were sold during the year ended December 31, 2003.
      Income from discontinued operations (net of income taxes) for the year ended December 31, 2002 reflects the results of operations of industrial properties that were sold during the year ended December 31, 2004, nine properties identified as held for sale at December 31, 2004, industrial properties that were sold during the year ended December 31, 2003 and industrial properties that were sold during the year ended

December 31, 2002, as well as the gain on sale of real estate of $56.8 million from the 86 industrial properties which were sold during the year ended December 31, 2002.
LIQUIDITY AND CAPITAL RESOURCES
      At December 31, 2004, the Company’s cash and cash equivalents, as well as restricted cash, was approximately $5.0 million. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Company exchanges industrial properties under Section 1031 of the Internal Revenue Code.
      The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company’s 6.9% Notes due in 2005, in the aggregate principal amount of $50 million are due on November 21, 2005 (the “2005 Notes”). The Company expects to satisfy the maturity of the 2005 Notes with the issuance of additional debt. With the exception of the 2005 Notes, the Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company’s REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be met with cash flows provided by operating activities.
      The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, the issuance of long-term unsecured indebtedness and the issuance of additional equity securities. As of December 31, 2004 and March 23, 2005, $464.7 million of common stock, preferred stock and depositary shares and approximately $500.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under the Unsecured Line of Credit. At December 31, 2004, borrowings under the Unsecured Line of Credit bore interest at a weighted average interest rate of 3.518%. The Unsecured Line of Credit bears interest at a floating rate of LIBOR plus .70% or the Prime Rate, at the Company’s election. As of March 23, 2005, the Company had approximately $98.3 million available in additional borrowings under the Unsecured Line of Credit. The Unsecured Line of Credit contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness. The Company’s access to borrowings may be limited if it fails to meet any of these covenants. Also, the Company’s borrowing rate on its Unsecured Line of Credit may increase in the event of a downgrade on the Company’s unsecured notes by the rating agencies.
      The Company currently has credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BBB/ Baa2/ BBB, respectively. The Company’s goal is to maintain its existing credit ratings. In the event of a downgrade, management believes the Company would continue to have access to sufficient capital; however, the Company’s cost of borrowing would increase and its ability to access certain financial markets may be limited.
Year Ended December 31, 2004
      Net cash provided by operating activities of approximately $77.7 million for the year ended December 31, 2004 was comprised primarily of net income before minority interest of approximately $124.6 million and by adjustments for non-cash items of approximately $8.3 million, offset by the net change in operating assets and liabilities of approximately $55.2 million. The adjustments for the non-cash items of approximately $8.3 million are primarily comprised of depreciation and amortization of approximately $107.2 million and a loss on the early retirement of debt of approximately $.5 million, offset by the gain on sale of real estate of approximately $91.2 million, the effect of the straight-lining of rental income of approximately $6.8 million and a decrease of the bad debt provision of approximately $1.4 million.

      Net cash provided by investing activities of approximately $10.0 million for the year ended December 31, 2004 was comprised primarily of the net proceeds from the sale of real estate, the repayment, including the sale, of mortgage loans receivable, a decrease in restricted cash that is held by an intermediary for Section 1031 exchange purposes, and distributions from two of the Company’s industrial real estate joint ventures, partially offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate and contributions to, and investments in, one of the Company’s industrial real estate joint ventures.
      During the year ended December 31, 2004, the Company acquired 79 industrial properties comprising approximately 9.2 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $402.4 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The Company also substantially completed the development of 11 industrial properties comprising approximately 2.3 million square feet of GLA at an estimated cost of approximately $80.2 million.
      The Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, contributed approximately $3.7 million to, and received distributions of approximately $50.5 million from, the Company’s industrial real estate joint ventures. As of December 31, 2004, the Company’s industrial real estate joint ventures owned 46 industrial properties comprising approximately 3.5 million square feet of GLA.
      During the year ended December 31, 2004, the Company sold 97 industrial properties comprising approximately 7.4 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 97 industrial properties and several land parcels were approximately $424.9 million.
      Net cash used in financing activities of approximately $83.5 million for the year ended December 31, 2004 was comprised primarily by the redemption of preferred stock, common and preferred stock dividends and unit distributions, net repayments under the Company’s Unsecured Line of Credit, preferred stock offering costs, debt issuance costs incurred in conjunction with the issuance of senior unsecured debt, the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock and repayments on mortgage loans payable, partially offset by the proceeds from the sale of preferred stock, proceeds from the issuance of senior unsecured debt and mortgage loan payable, the net proceeds from the exercise of stock options and the issuance of common stock and the settlement of interest rate protection agreements in connection with the issuance of senior unsecured debt.
      On December 21, 2004, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $6.2 million (the “Acquisition Mortgage Loan XIV”). The Acquisition Mortgage Loan XIV is collateralized by several properties in Tampa, Florida, bears interest at a fixed rate of 6.94%, and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan XIV matures on July 1, 2009. In conjunction with the assumption of the Acquisition Mortgage Loan XIV, the Company recorded a premium in the amount of $.6 million which will be amortized over the remaining life of the Acquisition Mortgage Loan XIV as an adjustment to interest expense.
      On September 30, 2004, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $12.1 million and borrowed an additional $1.4 million (collectively referred to as the “Acquisition Mortgage Loan XIII”). The Acquisition Mortgage Loan XIII is collateralized by several properties in Phoenix, Arizona, bears interest at a fixed rate of 5.6% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan XIII matures on November 10, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XIII, the Company recorded a premium in the amount of $.5 million which will be amortized over the remaining life of the Acquisition Mortgage Loan XIII as an adjustment to interest expense.
      During the year ended December 31, 2004, the Company paid off and retired a mortgage loan in the amount of $4.3 million (the “Acquisition Mortgage Loan XI”). The Acquisition Mortgage Loan XI was collateralized by one property in Downers Grove, Illinois, bore interest at a fixed rate of 7.61% and provided for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan XI may be prepaid only after June 2004 in exchange for the greater of a 1% prepayment fee or yield maintenance premium. On December 3, 2004, the Company paid off and retired the Acquisition Mortgage Loan XI. As this pay off and retirement was prior to the stated maturity date of the Acquisition Mortgage Loan XI, the Company wrote off unamortized deferred financing costs and paid a prepayment penalty in the amount of approximately $.5 million.
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
      For the year ended December 31, 2004, certain employees of the Company exercised 1,287,482 non-qualified employee stock options. Net proceeds to the Company were approximately $37.3 million.
      During the year ended December 31, 2004, the Company awarded 206,117 shares of restricted common stock to certain employees and 10,500 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $8.4 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.
      On September 16, 2004, the Company and the Operating Partnership entered into a sales agreement to sell up to 3,900,000 shares of the Company’s common stock from time to time with Cantor Fitzgerald & Co., as sales agent, in a controlled equity offering program. During the year ended December 31, 2004, the Company issued 1,333,600 shares of common stock under the controlled equity offering program and received net proceeds of $48.8 million.
      On March 31, 2004, the Company paid first quarter 2004 dividends of $53.906 per share (equivalent to $.53906 per Depositary Share) on its 8.625%, $.01 par value, Series C Cumulative Preferred Stock (the “Series C Preferred Stock”), $49.688 per share (equivalent to $.49688 per Depositary Share) on its 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the “Series D Preferred Stock”) and $49.375 per share (equivalent to $.49375 per Depositary Share) on its 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the “Series E Preferred Stock”), totaling, in the aggregate, approximately $5.0 million. On June 30, 2004, the Company paid a second quarter 2004 dividend of $53.906 per share (equivalent to

$.53906 per Depositary Share) on its Series C Preferred Stock, totaling approximately $1.1 million. On September 30, 2004, the Company paid a third quarter 2004 dividend of $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, a prorated semi-annual dividend of $2,165.28 per share (equivalent to $21.6528 per Depositary Share) on its Series F Preferred Stock (hereinafter defined) and a prorated semi-annual dividend of $2,512.50 per share (equivalent to $25.1250 per Depositary Share) on its Series G Preferred Stock (hereinafter defined), totaling, in the aggregate, approximately $2.8 million. On December 31, 2004, the Company paid a fourth quarter 2004 dividend of $53.906 per share (equivalent to $.53906 per Depositary Share) on its Series C Preferred Stock, totaling approximately $1.1 million.
      On January 19, 2004, the Company and the Operating Partnership paid a fourth quarter 2003 dividend/distribution of $.6850 per common share/ Unit, totaling approximately $31.9 million. On April 19, 2004, the Company and the Operating Partnership paid a first quarter 2004 dividend/distribution of $.6850 per common share/ Unit, totaling approximately $32.7 million. On July 19, 2004, the Company and the Operating Partnership paid a second quarter 2004 dividend/distribution of $.6850 per common share/ Unit, totaling approximately $32.7 million. On October 18, 2004, the Company and the Operating Partnership paid a third quarter 2004 dividend/distribution of $.6850 per common share/ Unit, totaling approximately $32.9 million.
Contractual Obligations and Commitments
      The following table lists our contractual obligations and commitments as of December 31, 2004 (In thousands):

		Payments Due by Period

		Less than
	Total	1 Year	1-3 Years	3-5 Years	Over 5 Years

Operating and Ground Leases*	$40,907	$1,718	$2,863	$1,740	$34,586
Real Estate Development*	59,051	59,051	—	—	—
Long-term Debt	1,588,849	51,876	475,579	134,042	927,352
Interest Expense on Long-Term Debt*	958,627	99,931	174,281	144,344	540,071

Total	$2,647,434	$212,576	$652,723	$280,126	$1,502,009

*	Not on balance sheet.
Off-Balance Sheet Arrangements
      Letters of credit are issued in most cases as pledges to governmental entities for development purposes or to support purchase obligations. At December 31, 2004 the Company has $15.7 million in outstanding letters of credit, none of which are reflected as liabilities on the Company’s balance sheet. The Company has no other off-balance sheet arrangements other than those disclosed on the previous Contractual Obligations and Commitments table.
Environmental
      The Company incurred environmental costs of approximately $.5 million and approximately $.1 million in 2004 and 2003, respectively. The Company estimates 2005 costs of approximately $.8 million. The Company estimates that the aggregate cost which needs to be expended in 2005 and beyond with regard to currently identified environmental issues will not exceed approximately $1.4 million, a substantial amount of which will be the primary responsibility of the tenant, the seller to the Company or another responsible party. This estimate was determined by a third party evaluation.

Inflation
      For the last several years, inflation has not had a significant impact on the Company because of the relatively low inflation rates in the Company’s markets of operation. Most of the Company’s leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation. In addition, many of the outstanding leases expire within six years which may enable the Company to replace existing leases with new leases at higher base rentals if rents of existing leases are below the then-existing market rate.
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
      The ratio of earnings to fixed charges and preferred stock dividends was 1.10, 1.07 and 1.02 for the years ended December 31, 2004, 2003 and 2002, respectively. The ratio of earnings to fixed charges and preferred stock dividends between fiscal years 2004, 2003 and 2002 remained relatively unchanged.
Market Risk
      The following discussion about the Company’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.
      This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at December 31, 2004 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
      In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
      At December 31, 2004, $1,407.4 million (approximately 89.4% of total debt at December 31, 2004) of the Company’s debt was fixed rate debt and $167.5 million (approximately 10.6% of total debt at December 31, 2004) was variable rate debt. Currently, the Company does not enter into financial instruments for trading or other speculative purposes.
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
      Based upon the amount of variable rate debt outstanding at December 31, 2004, a 10% increase or decrease in the interest rate on the Company’s variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.6 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at December 31, 2004 by approximately $50.6 million to $1,515.3 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at December 31, 2004 by approximately $54.4 million to $1,620.3 million.
Subsequent Events
      On January 24, 2005, the Company and the Operating Partnership paid a fourth quarter 2004 distribution of $.6950 per share, totaling approximately $34.3 million.
      On March 1, 2005, the Company declared a first quarter 2005 distribution of $.6950 per common share/unit on its common stock/units which is payable on April 18, 2005. The Company also declared first quarter 2005 dividends of $53.906 per share ($.53906 per Depositary Share), on its Series C Preferred Stock, totaling, in the aggregate, approximately $1.1 million, which is payable on March 31, 2005; semi-annual dividends of $3,118.00 per share ($31.18 per Depositary Share) on its Series F Preferred Stock, totaling, in the aggregate, approximately $1.6 million, which is payable on March 31, 2005; and semi-annual dividends of $3,618.00 per share ($36.18 per Depositary Share) on its Series G Preferred Stock, totaling, in the aggregate, approximately $.9 million, which is payable on March 31, 2005.
      From January 1, 2005 to March 23, 2005, the Company awarded 189,878 shares of restricted common stock to certain employees and 1,012 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $8.0 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.
      From January 1, 2005 to March 23, 2005, the Company acquired eight industrial properties and several land parcels for a total estimated investment of approximately $47.6 million (approximately $1.5 million of which was made through the issuance of limited partnership interests in the Operating Partnership (“Units”)). The Company also sold thirteen industrial properties and several land parcels for approximately $136.0 million of gross proceeds during this period.
      On March 21, 2005, the Company, through wholly-owned limited liability companies in which a wholly-owned company of the Operating Partnership or the Operating Partnership is the sole member, entered into a joint venture arrangement with an institutional investor to invest in industrial properties (the “March 2005 Joint Venture”). The Company, through wholly-owned limited liability companies in which a wholly-owned company of the Operating Partnership or the Operating Partnership is the sole member, owns a ten percent equity interest in and provides property management, leasing, development, disposition and portfolio management services to the March 2005 Joint Venture.
      On January 13, 2005, the Company, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Company is in the process of constructing. This interest rate protection agreement has a notional value of $50.0 million, is based on the five year treasury, has a strike rate of 3.936% and settles on October 4, 2005. Per Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”, fair value and cash flow hedge accounting for hedges of nonfinancial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a nonfinancial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement doesn’t qualify for hedge accounting and the change in value of the interest rate protection agreement will be recognized immediately in net income as opposed to other comprehensive income.
Related Party Transactions
      The Company periodically engages in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of Michael W. Brennan, the President and Chief Executive Officer and a director of the Company, is an employee of CB Richard Ellis, Inc. For the year ended December 31, 2004, this relative received approximately $.03 million in brokerage commissions paid by the Company.
Other
      In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) is a revision of FAS 123, and also supercedes APB 25, and its related implementation guidance. FAS 123(R) requires compensation cost to be measured at the fair value of the stock option at the date of grant, eliminates the alternative to use the intrinsic value method of accounting prescribed in APB 25, and clarifies and expands the guidance of FAS 123 in several areas. FAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. FAS 123(R) applies to all awards granted, modified, repurchased, or cancelled after the effective date and the cumulative effect of initially applying FAS 123(R), if any, is to be recognized as of the required effective date. The Company will adopt FAS 123(R) commencing as of July 1, 2005 using the modified prospective application method. The Company does not expect the requirements of FAS 123(R) to have a material impact on its results of operations, financial position or liquidity.
      The Emerging Issues Task Force released Issue 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” (“Issue 03-13”). Issue 03-13 establishes an approach for evaluating whether the criteria in paragraph 42 of FAS 144 have been met for purposes of classifying the results of operations of a component of an entity that either has been disposed of or is classified as held for sale as discontinued operations. The effective date for components classified as held for sale or disposed of is in fiscal periods beginning after December 15, 2004. The Company will adopt Issue 03-13 beginning January 1, 2005; Issue 03-13 will have no impact to net income.
Risk Factors
      The Company’s operations involve various risks that could adversely affect its financial condition, results of operations, cash flow, ability to pay distributions on its common stock and the market price of its common stock. These risks, among others contained in the Company’s other filings with the SEC, include:

Real estate investments’ value fluctuates depending on conditions in the general economy and the real estate business. These conditions may limit the Company’s revenues and available cash.
      The factors that affect the value of the Company’s real estate and the revenues the Company derives from its properties include, among other things:

•	general economic conditions;

•	local conditions such as oversupply or a reduction in demand in an area;

•	the attractiveness of the properties to tenants;

•	tenant defaults;

•	zoning or other regulatory restrictions;

•	competition from other available real estate;

•	our ability to provide adequate maintenance and insurance; and

•	increased operating costs, including insurance premiums and real estate taxes.

Many real estate costs are fixed, even if income from properties decreases.
      The Company’s financial results depend on leasing space in the Company’s real estate to tenants on terms favorable to the Company. The Company’s income and funds available for distribution to its stockholders will decrease if a significant number of the Company’s tenants cannot pay their rent or the Company is unable to lease properties on favorable terms. In addition, if a tenant does not pay its rent, the Company may not be able to enforce its rights as landlord without delays and the Company may incur substantial legal costs. Costs associated with real estate investment, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the investment. For the year ended December 31, 2004, approximately 75.8% of the Company’s gross revenues from continuing operations came from rentals of real property.

The Company may be unable to sell properties when appropriate because real estate investments are not as liquid as certain other types of assets.
      Real estate investments generally cannot be sold quickly and, therefore, will tend to limit the Company’s ability to adjust its property portfolio promptly in response to changes in economic or other conditions. The inability to respond promptly to changes in the performance of the Company’s property portfolio could adversely affect the Company’s financial condition and ability to service debt and make distributions to its stockholders. In addition, like other companies qualifying as REITs under the Internal Revenue Code, the Company must comply with the safe harbor rules relating to the number of properties disposed of in a year, their tax basis and the cost of improvements made to the properties, or meet other tests which enable a REIT to avoid punitive taxation on the sale of assets. Thus, the Company’s ability at any time to sell assets may be restricted.

The Company may be unable to sell properties on advantageous terms.
      The Company has sold to third parties a significant number of properties in recent years and, as part of its business, the Company intends to continue to sell properties to third parties. The Company’s ability to sell properties on advantageous terms depends on factors beyond the Company’s control, including competition from other sellers and the availability of attractive financing for potential buyers of the Company’s properties. If the Company is unable to sell properties on favorable terms or redeploy the proceeds of property sales in accordance with the Company’s business strategy, then the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock could be adversely affected.
      The Company has also sold to its joint ventures a significant number of properties in recent years and, as part of its business, the Company intends to continue to sell properties to its joint ventures as opportunities arise. If the Company does not have sufficient properties available that meet the investment criteria of current or future joint ventures, or if the joint ventures have reduced or no access to capital on favorable terms, then such sales could be delayed or prevented, adversely affecting the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock.
      For the year ended December 31, 2004, gains on sales of properties accounted for approximately 73.2% of the Company’s net income.

The Company may be unable to acquire properties on advantageous terms or acquisitions may not perform as the Company expects.
      The Company acquires and intends to continue to acquire primarily industrial properties. The acquisition of properties entails various risks, including the risks that the Company’s investments may not perform as expected and that the Company’s cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, the Company faces significant competition for attractive investment opportunities from other well-capitalized real estate investors, including both publicly-traded real estate investment trusts and private investors. This competition increases as investments in real estate become attractive relative to other forms of investment. As a result of competition, the Company may be unable to acquire additional properties as it desires or the purchase price may be elevated. In addition, the Company expects to finance future acquisitions through a combination of borrowings under the Company’s Unsecured Line of Credit, proceeds from equity or debt offerings by the Company and proceeds from property sales, which may not be available and which could adversely affect the Company’s cash flow. Any of the above risks could adversely affect the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market value of, the Company’s common stock.

The Company may be unable to complete development and re-development projects on advantageous terms.
      As part of its business, the Company develops new and re-develops existing properties. In addition, the Company has sold to third parties or sold to the Company’s joint ventures a significant number of development and re-development properties in recent years and the Company intends to continue to sell such properties to third parties or to sell such properties to the Company’s joint ventures as opportunities arise. The real estate development and re-development business involves significant risks that could adversely affect the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of the Company’s common stock, which include:

•	the Company may not be able to obtain financing for development projects on favorable terms and complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties and generating cash flow;

•	the Company may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

•	the properties may perform below anticipated levels, producing cash flow below budgeted amounts and limiting the Company’s ability to sell such properties to third parties or to sell such properties to the Company’s joint ventures.

The Company may be unable to renew leases or find other lessees.
      The Company is subject to the risks that, upon expiration, leases may not be renewed, the space subject to such leases may not be relet or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than expiring lease terms. If the Company were unable to promptly renew a significant number of expiring leases or to promptly relet the space covered by such leases, or if the rental rates upon renewal or reletting were significantly lower than the then current rates, the Company’s cash, funds from operations, and ability to make expected distributions to stockholders might be adversely affected. As of December 31, 2004, leases with respect to approximately 14.5 million, 10.3 million and 8.8 million square feet of GLA, representing 26.1%, 18.6% and 15.9%, of GLA expire in the remainder of 2005, 2006 and 2007, respectively.

The Company might fail to qualify or remain qualified as a REIT.
      First Industrial Realty Trust, Inc. intends to operate so as to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”). Although First Industrial Realty Trust, Inc. believes that it is organized and will operate in a manner so as to qualify as a REIT, qualification as a REIT involves the satisfaction of numerous requirements, some of which must be met on a recurring basis. These requirements are established under highly technical and complex Code provisions of which there are only limited judicial or administrative interpretations and involve the determination of various factual matters and circumstances not entirely within First Industrial Realty Trust, Inc.’s control.
      First Industrial Realty Trust, Inc. (through one of its subsidiary partnerships) entered into certain development agreements in 2000 through 2003, the performance of which has been completed. Under these agreements, First Industrial Realty Trust, Inc. provided services to unrelated third parties and certain payments were made by the unrelated third parties for services provided by certain contractors hired by First Industrial Realty Trust, Inc. First Industrial Realty Trust, Inc. believes that these payments were properly characterized by it as reimbursements for costs incurred by it on behalf of the third parties and do not constitute gross income and did not prevent First Industrial Realty Trust, Inc. from satisfying the gross income requirements of the REIT provisions (the “gross income tests”). First Industrial Realty Trust, Inc. has brought this matter to the attention of the Internal Revenue Service, or IRS. The IRS has not challenged or expressed any interest in challenging First Industrial Realty Trust Inc.’s view on this matter. If the IRS were to challenge such position and were successful, First Industrial Realty Trust, Inc. might be found not to have satisfied the gross income tests in one or more of its taxable years. If First Industrial Realty Trust, Inc. were found not to have satisfied the gross income tests, it could be subject to a penalty tax. However, such noncompliance should not adversely affect First Industrial Realty Trust,

Inc.’s status as a REIT as long as such noncompliance was due to reasonable cause and not to willful neglect, and certain other requirements are met. Although this cannot be assured, First Industrial Realty Trust, Inc. believes that the risk of losing its REIT status as a result of these development agreements is remote.
      If First Industrial Realty Trust, Inc. were to fail to qualify as a REIT in any taxable year, it would be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at corporate rates. This could result in a discontinuation or substantial reduction in dividends to stockholders and in cash to pay interest and principal on debt securities that First Industrial Realty Trust, Inc. issues. Unless entitled to relief under certain statutory provisions, First Industrial Realty Trust, Inc. also would be disqualified from electing treatment as a REIT for the four taxable years following the year during which it failed to qualify as a REIT.

Certain property transfers may generate prohibited transaction income, resulting in a penalty tax on the gain attributable to the transaction.
      As part of its business, the Company sells properties to third parties or sells properties to the Company’s joint ventures as opportunities arise. Under the Code, a 100% penalty tax could be assessed on the gain resulting from sales of properties that are deemed to be prohibited transactions. The question of what constitutes a prohibited transaction is based on the facts and circumstances surrounding each transaction. The Internal Revenue Service could contend that certain sales of properties by the Company are prohibited transactions. While the Company’s management does not believe that the Internal Revenue Service would prevail in such a dispute, if the matter was successfully argued by the Internal Revenue Service, the 100% penalty tax could be assessed against the profits from these transactions. In addition, any income from a prohibited transaction may adversely affect the Company’s ability to satisfy the income tests for qualification as a REIT.

The REIT distribution requirements may require the Company to turn to external financing sources.
      First Industrial Realty Trust, Inc. could, in certain instances, have taxable income without sufficient cash to enable First Industrial Realty Trust, Inc. to meet the distribution requirements of the REIT provisions of the Code. In that situation, the Company could be required to borrow funds or sell properties on adverse terms in order to meet those distribution requirements. In addition, because First Industrial Realty Trust, Inc. must distribute to its stockholders at least 90% of the Company’s REIT taxable income each year, the Company’s ability to accumulate capital may be limited. Thus, in connection with future acquisitions, First Industrial Realty Trust, Inc. may be more dependent on outside sources of financing, such as debt financing or issuances of additional capital stock, which may or may not be available on favorable terms. Additional debt financings may substantially increase the Company’s leverage and additional equity offerings may result in substantial dilution of stockholders’ interests.

Debt financing, the degree of leverage and rising interest rates could reduce the Company’s cash flow.
      Where possible, the Company intends to continue to use leverage to increase the rate of return on the Company’s investments and to allow the Company to make more investments than it otherwise could. The Company’s use of leverage presents an additional element of risk in the event that the cash flow from the Company’s properties is insufficient to meet both debt payment obligations and the distribution requirements of the REIT provisions of the Code. In addition, rising interest rates would reduce the Company’s cash flow by increasing the amount of interest due on its floating rate debt and on its fixed rate debt as it matures and is refinanced.

Cross-collateralization of mortgage loans could result in foreclosure on substantially all of the Company’s properties if the Company is unable to service its indebtedness.
      If the Operating Partnership decides to obtain additional debt financing in the future, it may do so through mortgages on some or all of its properties. These mortgages may be issued on a recourse, non-recourse or cross-collateralized basis. Cross-collateralization makes all of the subject properties available to the lender in order to satisfy the Company’s debt. Holders of indebtedness that is so secured will have a claim against these properties. To the extent indebtedness is cross-collateralized, lenders may seek to foreclose upon properties that are not the primary collateral for their loan, which may, in turn, result in acceleration of other indebtedness secured by properties. Foreclosure of properties would result in a loss of income and asset value to the Company, making it difficult for it to meet both debt payment obligations and the distribution requirements of the REIT provisions of the Code. As of December 31, 2004, none of the Company’s current indebtedness was cross-collateralized.

The Company may have to make lump-sum payments on its existing indebtedness.
      The Company is required to make the following lump-sum or “balloon” payments under the terms of some of its indebtedness, including the Operating Partnership’s:

•	$50 million aggregate principal amount of 7.75% Notes due 2032 (the “2032 Notes”)

•	$200 million aggregate principal amount of 7.60% Notes due 2028 (the “2028 Notes”)

•	approximately $15 million aggregate principal amount of 7.15% Notes due 2027 (the “2027 Notes”)

•	$100 million aggregate principal amount of 7.50% Notes due 2017 (the “2017 Notes”)

•	$125 million aggregate principal amount of 6.42% Notes due 2014 (the “2014 Notes”)

•	$200 million aggregate principal amount of 6.875% Notes due 2012 (the “2012 Notes”)

•	$200 million aggregate principal amount of 7.375% Notes due 2011(the “2011 Notes”)

•	$125 million aggregate principal amount of 5.25% Notes due 2009 (the “2009 Notes”)

•	$150 million aggregate principal amount of 7.60% Notes due 2007 (the “2007 Notes”)

•	$150 million aggregate principal amount of 7.00% Notes due 2006 (the “2006 Notes”)

•	$50 million aggregate principal amount of 6.90% Notes due 2005 (the “2005 Notes”)

•	a $300 million unsecured revolving credit facility (the “Unsecured Line of Credit”) under which First Industrial Realty Trust, Inc., through the Operating Partnership, may borrow to finance the acquisition of additional properties and for other corporate purposes, including working capital.
      The Unsecured Line of Credit provides for the repayment of principal in a lump-sum or “balloon” payment at maturity in 2007. Under the Unsecured Line of Credit, the Operating Partnership has the right, subject to certain conditions, to increase the aggregate commitment under the Unsecured Line of Credit by up to $100 million. As of December 31, 2004, $167.5 million was outstanding under the Unsecured Line of Credit at a weighted average interest rate of 3.518%.
      The Company’s ability to make required payments of principal on outstanding indebtedness, whether at maturity or otherwise, may depend on its ability either to refinance the applicable indebtedness or to sell properties. The Company has no commitments to refinance the 2005 Notes, the 2006 Notes, the 2007 Notes, the 2009 Notes, the 2011 Notes, the 2012 Notes, the 2014 Notes, the 2017 Notes, the 2027 Notes, the 2028 Notes, the 2032 Notes or the Unsecured Line of Credit. Some of the existing debt obligations, other than those discussed above, of the Company, through the Operating Partnership, are secured by the Company’s properties, and therefore such obligations will permit the lender to foreclose on those properties in the event of a default.

There is no limitation on debt in the Company’s organizational documents.
      The organizational documents of First Industrial Realty Trust, Inc. do not contain any limitation on the amount or percentage of indebtedness the Company may incur. Accordingly, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect the Company’s ability to make expected distributions to stockholders and in an increased risk of default on the Company’s obligations. As of December 31, 2004, the Company’s ratio of debt to its total market capitalization was 42.5%. The Company computes that percentage by calculating its total consolidated debt as a percentage of the aggregate market value of all outstanding shares of the Company’s common stock, assuming the exchange of all limited partnership units of the Operating Partnership for common stock, plus the aggregate stated value of all outstanding shares of preferred stock and total consolidated debt.

Rising interest rates on the Company’s Unsecured Line of Credit could decrease the Company’s available cash.
      The Company’s Unsecured Line of Credit bears interest at a floating rate. As of December 31, 2004, the Company’s Unsecured Line of Credit had an outstanding balance of $167.5 million at a weighted average interest rate of 3.518%. Currently, the Company’s Unsecured Line of Credit bears interest at the Prime Rate or at the London Interbank Offered Rate plus .70%. Based on an outstanding balance on the Company’s Unsecured Line of Credit as of December 31, 2004, a 10% increase in interest rates would increase interest expense by $.6 million on an annual basis. Increases in the interest rate payable on balances outstanding under the Unsecured Line of Credit would decrease the Company’s cash available for distribution to stockholders.

Earnings and cash dividends, asset value and market interest rates affect the price of the Company’s common stock.
      As a real estate investment trust, the market value of the Company’s common stock, in general, is based primarily upon the market’s perception of the Company’s growth potential and its current and potential future earnings and cash dividends. The market value of the Company’s common stock is based secondarily upon the market value of the Company’s underlying real estate assets. For this reason, shares of the Company’s common stock may trade at prices that are higher or lower than the Company’s net asset value per share. To the extent that the Company retains operating cash flow for investment purposes, working capital reserves, or other purposes, these retained funds, while increasing the value of the Company’s underlying assets, may not correspondingly increase the market price of the Company’s common stock. The Company’s failure to meet the market’s expectations with regard to future earnings and cash dividends likely would adversely affect the market price of the Company’s common stock. Further, the distribution yield on the common stock (as a percentage of the price of the common stock) relative to market interest rates may also influence the price of the Company’s common stock. An increase in market interest rates might lead prospective purchasers of the Company’s common stock to expect a higher distribution yield, which would adversely affect the market price of the Company’s common stock. Additionally, if the market price of the Company’s common stock declines significantly, then the Company might breach certain covenants with respect to its debt obligations, which could adversely affect the Company’s liquidity and ability to make future acquisitions and the Company’s ability to pay dividends to its stockholders.

The Company may incur unanticipated costs and liabilities due to environmental problems.
      Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be liable for the costs of clean-up of certain conditions relating to the presence of hazardous or toxic materials on, in or emanating from a property, and any related damages to natural resources. Environmental laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic materials. The presence of such materials, or the failure to address those conditions properly, may adversely affect the ability to rent or sell the property or to borrow using a property as collateral. Persons who dispose of or arrange for the disposal or treatment of hazardous or toxic materials may also be liable for the costs of clean-up of such materials, or for related natural resource damages, at or from an off-site disposal or treatment facility, whether or not the facility is owned or operated by those persons. No assurance can be given that existing environmental assessments with respect to any of the Company’s properties reveal all environmental liabilities, that any prior owner or operator of a property did not create any material environmental condition not known to the Company or that a material environmental condition does not otherwise exist as to any of the Company’s properties.

The Company’s insurance coverage does not include all potential losses.
      The Company currently carries comprehensive insurance coverage including property, boiler & machinery, liability, fire, flood, terrorism, earthquake, extended coverage and rental loss as appropriate for the markets where each of the Company’s properties and their business operations are located. The insurance coverage contains policy specifications and insured limits customarily carried for similar properties and business activities. The Company believes its properties are adequately insured. However, there are certain losses, including losses from earthquakes, hurricanes, floods, pollution, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed to be economically feasible or prudent to do so. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of the Company’s properties, the Company could experience a significant loss of capital invested and potential revenues in these properties, and could potentially remain obligated under any recourse debt associated with the property.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Response to this item is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s periodic reports pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
      The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report, because of the material weakness discussed below. To address the material weakness described below, the Company performed additional analysis and other procedures after the end of the period covered by this report to ensure the Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting
      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal controls over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “Internal Control-Integrated Framework”).

      A material weakness is a significant deficiency, or combination of significant deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      Management of the Company has concluded that, as of December 31, 2004, the Company had a material weakness in its internal control over financial reporting designed to ensure the proper allocation of its income tax provision (benefit) among income from continuing operations, income from discontinued operations and gain on sale of real estate. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended 2003 and 2002, the restatement of the quarterly financial information for the four quarters in the year ended 2003, the restatement of the quarterly financial information for the first three quarters in the year ended 2004 and an adjustment to the 2004 annual financial statements which are included in this Form 10-K. Additionally, management of the Company concluded this control deficiency could have resulted in a misstatement of the allocation of income tax provision (benefit) that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness in the Company’s internal controls over financial reporting. Because of this material weakness, management of the Company concluded that it did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in the Internal Control-Integrated Framework.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein. See Report of Independent Registered Public Accounting Firm on page F-2 of this Form 10-K.

Remediation of Material Weakness
      As discussed in “Management’s Report on Internal Control Over Financial Reporting”, as of December 31, 2004, there was a material weakness in the Company’s internal control over financial reporting. In the first quarter of 2005, the Company implemented improved monitoring controls to ensure the proper allocation of its income tax provision (benefit) among income from continuing operations, income from discontinued operations, and gain on sale of real estate.

Changes in Internal Control Over Financial Reporting
      There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As discussed above, in the first quarter of 2005, the Company implemented improved monitoring controls to ensure the proper allocation of its income tax provision (benefit) among income from continuing operations, income from discontinued operations, and gain on sale of real estate.

Item 9B.	Other Information
      None.

PART III

Item 10, 11, 12, 13 and 14.
Directors and Executive Officers of the Registrant,
Executive Compensation,
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,
Certain Relationships and Related Transactions and
Principal Accountant Fees and Services
      The information required by Item 10, Item 11, Item 12 (other than information required by Item 201(d) of Regulation S-K which is set forth below), Item 13 and Item 14 will be contained in the Company’s definitive proxy statement expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year, and thus is incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K. Information contained in the parts of such proxy statement captioned “Stock Performance Graph”, “Report of the Compensation Committee”, “Report of the Audit Committee” and in statements with respect to the independence of the Audit Committee (except as such statements specifically relate to the independence of such committee’s financial expert) and regarding the Audit Committee Charter are specifically not incorporated herein by reference.
      The following information is required by section 201(d) of regulation S-K:

	Number of Securities	Weighted-Average	Number of Securities
	to be Issued Upon	Exercise Price of	Remaining Available
	Exercise of	Outstanding	for Further Issuance
	Outstanding Options,	Options, Warrants	Under Equity
Plan Category	Warrants and Rights	and Rights	Compensation Plans

Equity Compensation Plans Approved by Security Holders	31,000	$20.94	2,356,500
Equity Compensation Plans Not Approved by Security Holders(1)	792,421	$31.12	424,840

Total	823,421	$30.74	2,781,340

(1)	See Notes 3 and 12 of the Notes to Consolidated Financial Statements contained herein for a description of the plan.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Financial Statements, Financial Statement Schedule and Exhibits

(1 & 2) See Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K

(3) Exhibits:

Exhibits	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.2	Amended and Restated Bylaws of the Company, dated September 4, 1997 (incorporated by reference to Exhibit 1 of the Company’s Form 8-K, dated September 4, 1997, as filed on September 29, 1997, File No. 1-13102)
3.3	Articles of Amendment to the Company’s Articles of Incorporation, dated June 20, 1994 (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.4	Articles of Amendment to the Company’s Articles of Incorporation, dated May 31, 1996 (incorporated by reference to Exhibit 3.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.5	Articles Supplementary relating to the Company’s 8 5/8% Series C Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated June 6, 1997, File No. 1-13102)
3.6	Articles Supplementary relating to the Company’s 6.236% Series F Flexible Cumulative Redeemable Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
3.7	Articles Supplementary relating to the Company’s 7.236% Series G Flexible Cumulative Redeemable Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
3.8	Articles Supplementary relating to the Company’s Junior Participating Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.10 of Form S-3 of the Company and First Industrial, L.P. dated September 24, 1997, Registration No. 333-29879)
4.1	Deposit Agreement, dated June 6, 1997, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Series C Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Company, dated June 6, 1997, File No. 1-13102)
4.2	Deposit Agreement, dated May 27, 2004, by and among the Company, EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series F Depositary Receipts (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
4.3	Deposit Agreement, dated May 27, 2004, by and among the Company, EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series G Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
4.4	Remarketing Agreement, dated May 27, 2004, relating to 50,000 depositary shares, each representing 1/100 of a share of the Series F Flexible Cumulative Redeemable Preferred Stock, by and among Lehman Brothers Inc., the Company and First Industrial, L.P. (incorporated by reference to Exhibit 1.2 of the Form 8-K of the Company, dated May 27, 2004, File No. 1-13102).

Exhibits	Description

4.5	Remarketing Agreement, dated May 27, 2004, relating to 25,000 depositary shares, each representing 1/100 of a share of the Series G Flexible Cumulative Redeemable Preferred Stock, by and among Lehman Brothers Inc., the Company and First Industrial, L.P. (incorporated by reference to Exhibit 1.3 of the Form 8-K of the Company, dated May 27, 2004, File No. 1-13102).
4.6	Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.7	Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.8	Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011(incorporated by reference to Exhibit 4.4 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.9	Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P., dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)
4.10	6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.11	7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.12	7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.13	Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.14	Rights Agreement, dated as of September 16, 1997, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 99.1 of Form 8-A12B as filed on September 24, 1997, File No. 1-13102)
4.15	7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)
4.16	Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.60% Notes due July 15, 2008 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)
4.17	7.375% Note due 2011 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.15 of First Industrial, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.18	Supplemental Indenture No. 6, dated as of March 19, 2001, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.375% Notes due March 15, 2011 (incorporated by reference to Exhibit 4.16 of First Industrial, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)

Exhibits	Description

4.19	Registration Rights Agreement, dated as of March 19, 2001, among First Industrial, L.P. and Credit Suisse First Boston Corporation, Chase Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney, Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.17 of First Industrial, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.20	Third Amended and Restated Unsecured Revolving Credit Agreement, dated as of June 11, 2004, among First Industrial, L.P., First Industrial Realty Trust, Inc., Bank One NA and certain other banks (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
4.21	Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and the U.S. Bank National Association, relating to First Industrial, L.P.’s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated April 4, 2002, File No. 333-21873)
4.22	Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P., dated April 4, 2002, File No. 333-21873)
4.23	Form of 7.75% Notes due 2032 in the principal amount of $50.0 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Form 8-K of First Industrial, L.P., dated April 4, 2002, File No. 333-21873)
4.24	Supplemental Indenture No. 8, dated as of May 17, 2004, relating to 6.42% Senior Notes due June 1, 2014, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P., dated May 27, 2004, File No. 333-21873)
4.25	Supplemental Indenture No. 9, dated as of June 14, 2004, relating to 5.25% Senior Notes due 2009, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P., dated June 17, 2004, File No. 333-21873)
4.26	Amendment No. 1, dated as of February 25, 2004, to Rights Agreement, dated as of September 16, 1997, between the Company and Equiserve Trust Company, N.A. (f/k/a First Chicago Trust Company of New York), as Rights Agent (incorporated by reference to Exhibit 4.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-13102)
10.1	Eighth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (the “LP Agreement”), dated June 2, 2004 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10.2	Sales Agreement by and among the Company and First Industrial, L.P., and Cantor Fitzgerald & Co. dated September 16, 2004 (incorporated by reference to Exhibit 1.1 of the Form 8-K of the Company, dated September 16, 2004, File No. 1-13102).
10.3	Registration Rights Agreement, dated April 29, 1998, relating to the Company’s Common Stock, par value $.01 per share, between the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated May 1, 1998, File No. 1-13102)
10.4	Non-Competition Agreement between Jay H. Shidler and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)
10.5	Form of Non-Competition Agreement between each of Michael T. Tomasz, Paul T. Lambert, Michael J. Havala, Michael W. Brennan, Michael G. Damone, Duane H. Lund, and Johannson L. Yap and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11, File No. 33-77804)
10.6†	1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)

Exhibits	Description

10.7†	First Industrial Realty Trust, Inc. Deferred Income Plan (incorporated by reference to Exhibit 10 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1996, File No. 1-13102)
10.8	Contribution Agreement, dated March 19, 1996, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, dated April 3, 1996, File No. 1-13102)
10.9	Contribution Agreement, dated January 31, 1997, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)
10.10†	Employment Agreement, dated February 1, 1997, between the Company and Michael W. Brennan (incorporated by reference to Exhibit 10.60 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)
10.11†	1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)
10.12†	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-13102)
10.13†	Employment Agreement, dated March 31, 2002, between First Industrial Realty Trust, Inc. and Michael J. Havala (incorporated by reference to Exhibit 10.1 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 2002, File No. 1-13102)
10.14†	Employment Agreement, dated March 31, 2002, between First Industrial Realty Trust, Inc. and Johannson L. Yap (incorporated by reference to Exhibit 10.2 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 2002, File No. 1-13102)
10.15†	Employment Agreement, dated March 25, 2002, between First Industrial Realty Trust, Inc. and David P. Draft (incorporated by reference to Exhibit 10.3 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 2002, File No. 1-13102)
10.16†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10.17†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10.18†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10.19†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10.20*	Amendment No. 1 dated March 4, 2005 to the LP Agreement.
12.1*	Computation of ratios of earnings to fixed charges and preferred stock dividends of the Company
21.1*	Subsidiaries of the Registrant
23*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

†	Indicates a compensatory plan or arrangement contemplated by Item 15 a (3) of Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.
Date: March 28, 2005

By:	/s/ Michael W. Brennan

Michael W. Brennan
President, Chief Executive Officer and Director (Principal Executive Officer)
Date: March 28, 2005

By:	/s/ Michael J. Havala

Michael J. Havala
Chief Financial Officer
(Principal Financial Officer)
Date: March 28, 2005

By:	/s/ Scott A. Musil

Scott A. Musil
Senior Vice President, Controller, Treasurer and Assistant Secretary (Principal Accounting Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay H. Shidler Jay H. Shidler	Chairman of the Board of Directors	March 28, 2005

/s/ Michael W. Brennan Michael W. Brennan	President, Chief Executive Officer and Director	March 28, 2005

/s/ Michael G. Damone Michael G. Damone	Director of Strategic Planning and Director	March 28, 2005

/s/ Kevin W. Lynch Kevin W. Lynch	Director	March 28, 2005

/s/ John E. Rau John E. Rau	Director	March 28, 2005

/s/ Robert J. Slater Robert J. Slater	Director	March 28, 2005

Signature	Title	Date

/s/ W. Edwin Tyler W. Edwin Tyler	Director	March 28, 2005

/s/ J. Steven Wilson J. Steven Wilson	Director	March 28, 2005

EXHIBIT INDEX

Exhibits	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.2	Amended and Restated Bylaws of the Company, dated September 4, 1997 (incorporated by reference to Exhibit 1 of the Company’s Form 8-K, dated September 4, 1997, as filed on September 29, 1997, File No. 1-13102)
3.3	Articles of Amendment to the Company’s Articles of Incorporation, dated June 20, 1994 (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.4	Articles of Amendment to the Company’s Articles of Incorporation, dated May 31, 1996 (incorporated by reference to Exhibit 3.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.5	Articles Supplementary relating to the Company’s 8 5/8% Series C Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated June 6, 1997, File No. 1-13102)
3.6	Articles Supplementary relating to the Company’s 6.236% Series F Flexible Cumulative Redeemable Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
3.7	Articles Supplementary relating to the Company’s 7.236% Series G Flexible Cumulative Redeemable Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
3.8	Articles Supplementary relating to the Company’s Junior Participating Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.10 of Form S-3 of the Company and First Industrial, L.P. dated September 24, 1997, Registration No. 333-29879)
4.1	Deposit Agreement, dated June 6, 1997, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Series C Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Company, dated June 6, 1997, File No. 1-13102)
4.2	Deposit Agreement, dated May 27, 2004, by and among the Company, EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series F Depositary Receipts (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
4.3	Deposit Agreement, dated May 27, 2004, by and among the Company, EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series G Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
4.4	Remarketing Agreement, dated May 27, 2004, relating to 50,000 depositary shares, each representing 1/100 of a share of the Series F Flexible Cumulative Redeemable Preferred Stock, by and among Lehman Brothers Inc., the Company and First Industrial, L.P. (incorporated by reference to Exhibit 1.2 of the Form 8-K of the Company, dated May 27, 2004, File No. 1-13102).
4.5	Remarketing Agreement, dated May 27, 2004, relating to 25,000 depositary shares, each representing 1/100 of a share of the Series G Flexible Cumulative Redeemable Preferred Stock, by and among Lehman Brothers Inc., the Company and First Industrial, L.P. (incorporated by reference to Exhibit 1.3 of the Form 8-K of the Company, dated May 27, 2004, File No. 1-13102).
4.6	Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

Exhibits	Description

4.7	Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.8	Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011(incorporated by reference to Exhibit 4.4 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.9	Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P., dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)
4.10	6.90% Medium-Term Note due 2005 in principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.11	7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.12	7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.13	Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.14	Rights Agreement, dated as of September 16, 1997, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 99.1 of Form 8-A12B as filed on September 24, 1997, File No. 1-13102)
4.15	7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)
4.16	Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.60% Notes due July 15, 2008 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)
4.17	7.375% Note due 2011 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.15 of First Industrial, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.18	Supplemental Indenture No. 6, dated as of March 19, 2001, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.375% Notes due March 15, 2011 (incorporated by reference to Exhibit 4.16 of First Industrial, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.19	Registration Rights Agreement, dated as of March 19, 2001, among First Industrial, L.P. and Credit Suisse First Boston Corporation, Chase Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney, Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.17 of First Industrial, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.20	Third Amended and Restated Unsecured Revolving Credit Agreement, dated as of June 11, 2004, among First Industrial, L.P., First Industrial Realty Trust, Inc., Bank One NA and certain other banks (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)

Exhibits	Description

4.21	Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and the U.S. Bank National Association, relating to First Industrial, L.P.’s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated April 4, 2002, File No. 333-21873)
4.22	Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P., dated April 4, 2002, File No. 333-21873)
4.23	Form of 7.75% Notes due 2032 in the principal amount of $50.0 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Form 8-K of First Industrial, L.P., dated April 4, 2002, File No. 333-21873)
4.24	Supplemental Indenture No. 8, dated as of May 17, 2004, relating to 6.42% Senior Notes due June 1, 2014, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P., dated May 27, 2004, File No. 333-21873)
4.25	Supplemental Indenture No. 9, dated as of June 14, 2004, relating to 5.25% Senior Notes due 2009, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P., dated June 17, 2004, File No. 333-21873)
4.26	Amendment No. 1, dated as of February 25, 2004, to Rights Agreement, dated as of September 16, 1997, between the Company and Equiserve Trust Company, N.A. (f/k/a First Chicago Trust Company of New York), as Rights Agent (incorporated by reference to Exhibit 4.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-13102)
10.1	Eighth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (the “LP Agreement”), dated June 2, 2004 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10.2	Sales Agreement by and among the Company and First Industrial, L.P., and Cantor Fitzgerald & Co. dated September 16, 2004 (incorporated by reference to Exhibit 1.1 of the Form 8-K of the Company, dated September 16, 2004, File No. 1-13102).
10.3	Registration Rights Agreement, dated April 29, 1998, relating to the Company’s Common Stock, par value $.01 per share, between the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated May 1, 1998, File No. 1-13102)
10.4	Non-Competition Agreement between Jay H. Shidler and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)
10.5	Form of Non-Competition Agreement between each of Michael T. Tomasz, Paul T. Lambert, Michael J. Havala, Michael W. Brennan, Michael G. Damone, Duane H. Lund, and Johannson L. Yap and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11, File No. 33-77804)
10.6†	1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)
10.7†	First Industrial Realty Trust, Inc. Deferred Income Plan (incorporated by reference to Exhibit 10 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1996, File No. 1-13102)
10.8	Contribution Agreement, dated March 19, 1996, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, dated April 3, 1996, File No. 1-13102)
10.9	Contribution Agreement, dated January 31, 1997, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

Exhibits	Description

10.10†	Employment Agreement, dated February 1, 1997, between the Company and Michael W. Brennan (incorporated by reference to Exhibit 10.60 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)
10.11†	1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)
10.12†	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-13102)
10.13†	Employment Agreement, dated March 31, 2002, between First Industrial Realty Trust, Inc. and Michael J. Havala (incorporated by reference to Exhibit 10.1 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 2002, File No. 1-13102)
10.14†	Employment Agreement, dated March 31, 2002, between First Industrial Realty Trust, Inc. and Johannson L. Yap (incorporated by reference to Exhibit 10.2 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 2002, File No. 1-13102)
10.15†	Employment Agreement, dated March 25, 2002, between First Industrial Realty Trust, Inc. and David P. Draft (incorporated by reference to Exhibit 10.3 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 2002, File No. 1-13102)
10.16†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10.17†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10.18†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10.19†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10.20*	Amendment No. 1 dated March 4, 2005 to the LP Agreement
12.1*	Computation of ratios of earnings to fixed charges and preferred stock dividends of the Company
21.1*	Subsidiaries of the Registrant
23*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

†	Indicates a compensatory plan or arrangement contemplated by Item 15 a (3) of Form 10-K.

FIRST INDUSTRIAL REALTY TRUST, INC.
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Page

FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets of First Industrial Realty Trust, Inc. (the “Company”) as of December 31, 2004 and 2003	F-4
Consolidated Statements of Operations and Comprehensive Income of the Company for the Years Ended December 31, 2004, 2003 (Restated) and 2002 (Restated)	F-5
Consolidated Statements of Changes in Stockholders’ Equity of the Company for the Years Ended December 31, 2004, 2003 and 2002	F-6
Consolidated Statements of Cash Flows of the Company for the Years Ended December 31, 2004, 2003 (Restated) and 2002 (Restated)	F-7
Notes to the Consolidated Financial Statements	F-8
FINANCIAL STATEMENT SCHEDULE
Report of Independent Registered Public Accounting Firm	S-1
Schedule III: Real Estate and Accumulated Depreciation	S-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
First Industrial Realty Trust, Inc.:
      We have completed an integrated audit of First Industrial Realty Trust, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of First Industrial Realty Trust, Inc. and its subsidiaries (“the Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 11 to the consolidated financial statements, the Company has restated its previously issued financial statements for the years ended December 31, 2003 and 2002.
Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that First Industrial Realty Trust, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls to ensure the proper allocation of its income tax provision (benefit) between income from continuing operations, income from discontinued operations and gain on sale of real estate, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2004, the Company had a material weakness in its internal control over financial reporting designed to ensure the proper allocation of its income tax provision (benefit) among income from continuing operations, income from discontinued operations and gain on sale of real estate. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended 2003 and 2002, the restatement of the quarterly financial information for the four quarters in the year ended 2003, the restatement of the quarterly financial information for the first three quarters in 2004, and an adjustment to the 2004 annual financial statements. Additionally, management of the Company concluded this control deficiency could have resulted in a misstatement of the allocation of income tax provision (benefit) that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      In our opinion, management’s assessment that First Industrial Realty Trust, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, First Industrial Realty Trust, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the COSO.
PricewaterhouseCoopers LLP
Chicago, IL
March 30, 2005

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003

	(Dollars in thousands, except
	share and per share data)
ASSETS
Assets:
Investment in Real Estate:
Land	$472,126	$441,283
Buildings and Improvements	2,361,256	2,265,921
Furniture, Fixtures and Equipment	—	885
Construction in Progress	23,092	29,945
Less: Accumulated Depreciation	(378,383)	(349,252)

Net Investment in Real Estate	2,478,091	2,388,782

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $3,374 at December 31, 2004	52,790	—
Cash and Cash Equivalents	4,924	821
Restricted Cash	25	82,006
Tenant Accounts Receivable, Net	6,986	8,994
Investments in Joint Ventures	5,489	13,186
Deferred Rent Receivable	18,314	13,912
Deferred Financing Costs, Net	11,574	9,818
Prepaid Expenses and Other Assets, Net	135,000	130,504

Total Assets	$2,713,193	$2,648,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage Loans Payable, Net	$59,905	$45,746
Senior Unsecured Debt, Net	1,347,524	1,212,152
Unsecured Line of Credit	167,500	195,900
Accounts Payable and Accrued Expenses	69,729	77,156
Rents Received in Advance and Security Deposits	30,621	28,889
Dividends Payable	35,487	31,889

Total Liabilities	1,710,766	1,591,732

Commitments and Contingencies	—	—
Minority Interest	156,933	167,118
Stockholders’ Equity:

Preferred Stock ($.01 par value, 10,000,000 shares authorized, 20,000, 500 and 250 shares of Series C, F and G Cumulative Preferred Stock, respectively, issued and outstanding at December 31, 2004, having a liquidation preference of $2,500 per share ($50,000), $100,000 per share ($50,000) and $100,000 per share ($25,000), respectively. At December 31, 2003, 10,000,000 shares authorized, 20,000, 50,000 and 30,000 shares of Series C, D and E Cumulative Preferred Stock, respectively, was issued and outstanding, having a liquidation preference of $2,500 per share ($50,000), $2,500 per share ($125,000) and $2,500 per share ($75,000), respectively)
	—	1
Common Stock ($.01 par value, 100,000,000 shares authorized, 45,360,491 and 42,376,770 shares issued and 42,834,091 and 39,850,370 shares outstanding at December 31, 2004 and December 31, 2003, respectively)	454	424
Additional Paid-in-Capital	1,142,356	1,161,373
Distributions in Excess of Accumulated Earnings	(203,417)	(172,892)
Unearned Value of Restricted Stock Grants	(19,611)	(19,035)
Accumulated Other Comprehensive Loss	(3,700)	(10,110)
Treasury Shares at Cost (2,526,400 shares at December 31, 2004 and December 31, 2003)	(70,588)	(70,588)

Total Stockholders’ Equity	845,494	889,173

Total Liabilities and Stockholders’ Equity	$2,713,193	$2,648,023

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

		Restated	Restated

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

	(In thousands, except per share data)
Revenues:
Rental Income	$242,307	$235,364	$219,445
Tenant Recoveries and Other Income	77,425	72,451	66,425

Total Revenues	319,732	307,815	285,870

Expenses:
Real Estate Taxes	48,963	45,701	42,733
Repairs and Maintenance	24,858	22,935	18,853
Property Management	13,799	11,025	10,426
Utilities	11,205	9,567	7,757
Insurance	3,552	3,019	2,324
Other	5,959	7,297	8,375
General and Administrative	39,569	26,953	19,610
Amortization of Deferred Financing Costs	1,931	1,764	1,925
Depreciation and Other Amortization	95,138	75,140	62,658

Total Expenses	244,974	203,401	174,661

Other Income/ Expense:
Interest Income	3,632	2,416	2,378
Gain on Settlement of Interest Rate Protection Agreements	1,583	—	—
Interest Expense	(99,245)	(95,456)	(90,387)
Loss From Early Retirement of Debt	(515)	(1,466)	(888)

Total Other Income/ Expense	(94,545)	(94,506)	(88,897)

(Loss) Income from Continuing Operations Before Income Tax Benefit, Equity in Income of Joint Ventures, Net and Income Allocated to Minority Interest	(19,787)	9,908	22,312
Income Tax Benefit	7,859	4,950	2,188
Equity in Income of Joint Ventures, Net of Income Taxes	36,451	539	463
Minority Interest Allocable to Continuing Operations	(293)	562	352

Income from Continuing Operations	24,230	15,959	25,315
Income from Discontinued Operations (Including Gain on Sale of Real Estate, Net of Income Taxes, of $79,811, $77,636 and $56,810 for the Year Ended December 31, 2004, 2003 and 2002, respectively), Net of Income Taxes	88,680	101,266	98,530
Minority Interest Allocable to Discontinued Operations	(12,167)	(14,916)	(14,760)

Income Before Gain on Sale of Real Estate	100,743	102,309	109,085
Gain on Sale of Real Estate, Net of Income Taxes	11,431	13,445	13,082
Minority Interest Allocable to Gain on Sale of Real Estate	(1,568)	(1,981)	(1,959)

Net Income	110,606	113,773	120,208
Less: Preferred Stock Dividends	(14,488)	(20,176)	(23,432)
Less: Redemption of Preferred Stock	(7,959)	—	(3,707)

Net Income Available to Common Stockholders	$88,159	$93,597	$93,069

Basic Earnings Per Share:
Income from Continuing Operations	$0.29	$0.19	$0.24

Income from Discontinued Operations	$1.89	$2.24	$2.15

Net Income Available to Common Stockholders	$2.17	$2.43	$2.39

Weighted Average Shares Outstanding	40,557	38,542	38,927

Diluted Earnings Per Share:
Income from Continuing Operations	$0.28	$0.19	$0.24

Income from Discontinued Operations	$1.87	$2.23	$2.14

Net Income Available to Common Stockholders	$2.16	$2.42	$2.38

Weighted Average Shares Outstanding	40,888	38,663	39,165

Net Income	$110,606	$113,773	$120,208
Other Comprehensive Income:
Settlement of Interest Rate Protection Agreements	6,816	—	1,772
Mark-to-Market of Interest Rate Protection Agreements and Interest Rate Swap Agreements	106	251	(126)
Amortization of Interest Rate Protection Agreements	(512)	198	176

Comprehensive Income	$117,016	$114,222	$122,030

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

	(Dollars in thousands, except for
	per share data)
Preferred Stock — Beginning of Year	$1	$1	$1
Issuance of Preferred Stock	$—	$—	$—
Redemption of Preferred Stock	(1)	—	—

Preferred Stock — End of Year	$—	$1	$1

Common Stock — Beginning of Year	$424	$411	$403
Net Proceeds from the Issuance of Common Stock	30	6	6
Issuance of Restricted Stock	2	7	1
Repurchase and Retirement of Restricted Stock/Common Stock	(5)	(1)	(1)
Conversion of Units to Common Stock	3	1	2

Common Stock — End of Year	$454	$424	$411

Additional Paid-In-Capital — Beginning of Year	$1,161,373	$1,124,622	$1,197,877
Net Proceeds from the Issuance of Common Stock	99,250	15,111	16,241
Issuance of Restricted Stock	8,377	20,634	3,231
Repurchase and Retirement of Restricted Stock/Common Stock	(13,723)	(1,797)	(1,694)
Amortization of Stock Based Compensation	—	54	646
Issuance of Preferred Stock	194,424	—	—
Redemption of Preferred Stock	(313,537)	—	(96,293)
Conversion of Units to Common Stock	6,192	2,749	4,614

Additional Paid-In-Capital — End of Year	$1,142,356	$1,161,373	$1,124,622

Dist. In Excess of Accum. Earnings — Beginning of Year	$(172,892)	$(158,251)	$(143,958)
Preferred Stock Dividends ($215.624 per Series C Preferred Share, $86.678 per Series D Preferred Share, $86.132 per Series E Preferred Share, $3,724.280 per Series F Preferred Share, $4,321.500 per Series G Preferred Share and $629.555 per Series H Preferred Share at December 31, 2004, $215.624 per Series C Preferred Share, $198.748 per Series D Preferred Share and $197.500 per Series E Preferred Share at December 31, 2003 and 2002, $81.424 Series B Preferred Share at December 31, 2002, respectively)	(14,488)	(20,176)	(23,432)
Distributions ($2.7500, $2.7400 and $2.7250 per Share/ Unit at December 31, 2004, 2003 and 2002, respectively)	(132,585)	(126,699)	(125,785)
Redemption of Preferred Stock	(7,959)	—	(3,148)
Repurchase and Retirement of Restricted Stock/Common Stock	(4,116)	(67)	(342)
Net Income Before Minority Interest	124,634	130,108	136,575
Minority Interest:
Allocation of Income	(14,028)	(16,335)	(16,926)
Distributions ($2.7500, $2.7400 and $2.7250 per Share/ Unit at December 31, 2004, 2003 and 2002, respectively)	18,017	18,528	18,765

Dist. In Excess of Accum. Earnings — End of Year	$(203,417)	$(172,892)	$(158,251)

Unearned Value of Rest. Stock Grants — Beginning of Year	$(19,035)	$(4,307)	$(6,247)
Issuance of Restricted Stock	(8,379)	(20,641)	(3,232)
Amortization of Restricted Stock Grants	7,803	5,913	5,172

Unearned Value of Rest. Stock Grants — End of Year	$(19,611)	$(19,035)	$(4,307)

Treasury Shares, at cost — Beginning of Year	$(70,588)	$(69,591)	$(40,098)
Purchase of Treasury Shares	—	(997)	(29,493)

Treasury Shares, at cost — End of Year	$(70,588)	$(70,588)	$(69,591)

Accum. Other Comprehensive Loss — Beginning of Year	$(10,110)	$(10,559)	$(12,381)
Settlement of Interest Rate Protection Agreements	6,816	—	1,772
Mark-to-Market of Interest Rate Protection Agreements	106	251	(126)
Amortization of Interest Rate Protection Agreements	(512)	198	176

Accum. Other Comprehensive Loss — End of Year	$(3,700)	$(10,110)	$(10,559)

Total Stockholders’ Equity at End of Year	$845,494	$889,173	$882,326

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Restated	Restated

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$110,606	$113,773	$120,208
Income Allocated to Minority Interest	14,028	16,335	16,367

Net Income Before Minority Interest	124,634	130,108	136,575
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	82,757	73,902	67,525
Amortization of Deferred Financing Costs	1,931	1,764	1,925
Other Amortization	22,547	17,846	15,295
Provision for Bad Debt	(1,474)	(160)	—
Loss From Early Retirement of Debt	515	1,466	888
Equity in Income of Joint Ventures, Net of Income Taxes	(36,451)	(539)	(463)
Distributions from Joint Ventures	36,451	539	463
Gain on Sale of Real Estate, Net of Income Taxes	(91,242)	(91,081)	(69,892)
Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(46,030)	(24,380)	(13,701)
Increase in Deferred Rent Receivable	(6,771)	(2,597)	(1,947)
Decrease in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	(9,210)	(6,454)	(3,728)
Decrease (Increase) in Restricted Cash	—	2,742	(102)

Net Cash Provided by Operating Activities	77,657	103,156	132,838

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(485,393)	(312,356)	(337,399)
Net Proceeds from Sales of Investments in Real Estate	293,703	321,989	364,446
Contributions to and Investments in Joint Ventures	(5,422)	(5,711)	(8,207)
Distributions from Joint Ventures	14,074	2,859	2,260
Repayment and Sale of Mortgage Loans Receivable	111,049	75,886	20,502
Decrease (Increase) in Restricted Cash	81,981	(53,630)	(8,252)

Net Cash Provided by Investing Activities	9,992	29,037	33,350

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from the Issuance of Common Stock	86,121	14,799	15,895
Proceeds from the Issuance of Preferred Stock	200,000	—	—
Preferred Stock Offering Costs	(5,576)	—	—
Redemption of Preferred Stock	(321,438)	—	(100,000)
Repurchase of Restricted Stock	(3,747)	(1,865)	(2,037)
Purchase of Treasury Shares	—	(997)	(29,493)
Purchase of U.S. Government Securities	—	—	(13,669)
Proceeds from Maturity of U.S. Government Securities	—	15,832	—
Proceeds from Senior Unsecured Debt	134,496	—	247,950
Other Proceeds from Senior Unsecured Debt	6,816	—	1,772
Repayments of Senior Unsecured Debt	—	—	(84,930)
Dividends/ Distributions	(130,220)	(125,916)	(125,875)
Preferred Stock Dividends	(13,256)	(20,176)	(23,432)
Proceeds on Mortgage Loans Payable	1,400	—	—
Repayments on Mortgage Loans Payable	(5,965)	(38,529)	(39,234)
Proceeds from Unsecured Lines of Credit	581,000	264,300	500,100
Repayments on Unsecured Lines of Credit	(609,400)	(238,700)	(512,300)
Book Overdraft	—	—	2,885
Cost of Debt Issuance and Prepayment Fees	(3,777)	(120)	(3,820)

Net Cash Used in Financing Activities	(83,546)	(131,372)	(166,188)

Net Increase in Cash and Cash Equivalents	4,103	821	—
Cash and Cash Equivalents, Beginning of Period	821	—	—

Cash and Cash Equivalents, End of Period	$4,924	$821	$—

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.	Organization and Formation of Company
      First Industrial Realty Trust, Inc. was organized in the state of Maryland on August 10, 1993. First Industrial Realty Trust, Inc. is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986, as amended (the “Code”).
      First Industrial Realty Trust, Inc. and its subsidiaries (the “Company”) began operations on July 1, 1994. The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner. The Company is the sole stockholder of First Industrial Finance Corporation, First Industrial Pennsylvania Corporation, First Industrial Harrisburg Corporation, First Industrial Securities Corporation, First Industrial Mortgage Corporation, First Industrial Indianapolis Corporation, FI Development Services Corporation and First Industrial Florida Finance Corporation, which are the sole general partners of First Industrial Financing Partnership, L.P. (the “Financing Partnership”), First Industrial Pennsylvania, L.P. (the “Pennsylvania Partnership”), First Industrial Harrisburg, L.P. (the “Harrisburg Partnership”), First Industrial Securities, L.P. (the “Securities Partnership”), First Industrial Mortgage Partnership, L.P. (the “Mortgage Partnership”), First Industrial Indianapolis, L.P. (the “Indianapolis Partnership”), FI Development Services, L.P. and TK-SV, LTD., respectively, and the Operating Partnership is the sole limited partner. The Operating Partnership is also the sole member of limited liability companies and the sole stockholder of First Industrial Development Services, Inc. The operating data of the foregoing subsidiaries of the Company is consolidated with that of the Company as presented herein. The Company, through separate, wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to, two joint ventures which invest in industrial properties (the “September 1998 Joint Venture” and the “May 2003 Joint Venture”). The Company, through a separate, wholly-owned limited liability company of which the Operating Partnership is also the sole member, also owned a minority interest in and provided property management services to a third joint venture which invested in industrial properties (the “December 2001 Joint Venture”; together with the September 1998 Joint Venture and the May 2003 Joint Venture, the “Joint Ventures”). During the year ended December 31, 2004, the December 2001 Joint Venture sold all of its industrial properties. The operating data of the Joint Ventures is not consolidated with that of the Company as presented herein.
      As of December 31, 2004, the Company owned 881 industrial properties (inclusive of developments in progress) located in 23 states, containing an aggregate of approximately 69.3 million square feet (unaudited) of gross leasable area (“GLA”).

2.	Basis of Presentation
      First Industrial Realty Trust, Inc. is the sole general partner of the Operating Partnership, with an approximate 86.9% and 85.6% ownership interest at December 31, 2004 and 2003, respectively. Minority interest at December 31, 2004 and 2003, represents the approximate 13.1% and 14.4%, respectively, aggregate partnership interest in the Operating Partnership held by the limited partners thereof.
      The consolidated financial statements of the Company at December 31, 2004 and 2003 and for each of the years ended December 31, 2004, 2003 and 2002 include the accounts and operating results of the Company and its subsidiaries. Such financial statements present the Company’s minority equity interests in the Joint Ventures under the equity method of accounting. All intercompany transactions have been eliminated in consolidation.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)

3.	Summary of Significant Accounting Policies
      In order to conform with generally accepted accounting principles, management, in preparation of the Company’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2004 and 2003, and the reported amounts of revenues and expenses for each of the years ended December 31, 2004, 2003 and 2002. Actual results could differ from those estimates.

Cash and Cash Equivalents
      Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short term maturity of these investments.

Restricted Cash
      At December 31, 2004 and 2003, restricted cash includes gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Company exchanges into properties under Section 1031 of the Internal Revenue Code. The carrying amount approximates fair value due to the short term maturity of these investments.

Investment in Real Estate and Depreciation
      Investment in Real Estate is carried at cost. The Company reviews its properties on a quarterly basis for impairment and provides a provision if impairments are found. To determine if an impairment may exist, the Company reviews its properties and identifies those that have had either an event of change or event of circumstances warranting further assessment of recoverability (such as a decrease in occupancy). If further assessment of recoverability is needed, the Company estimates the future net cash flows expected to result from the use of the property and its eventual disposition, on an individual property basis. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property on an individual property basis, the Company will recognize an impairment loss based upon the estimated fair value of such property. For properties management considers held for sale, the Company ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Company determines fair value of properties that are held for use by discounting the future expected cash flows of the properties. To calculate the fair value of properties held for sale, the Company deducts from the contract price of the property the estimated costs to close the sale. The Company classifies properties as held for sale when the Company has an executed contract to sell.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)
      Interest costs, real estate taxes, compensation costs of development personnel and other directly related costs incurred during construction periods are capitalized and depreciated commencing with the date the property is substantially completed. Upon substantial completion, the Company reclassifies construction in progress to building, tenant improvements and leasing commissions. Such costs begin to be capitalized to the development projects from the point the Company is undergoing necessary activities to get the development ready for its intended use and ceases when the development projects are substantially completed and held available for occupancy. Depreciation expense is computed using the straight-line method based on the following useful lives:

Years

Buildings and Improvements	20 to 50
Land Improvements	15
Furniture, Fixtures and Equipment	5 to 10
      Construction expenditures for tenant improvements, leasehold improvements and leasing commissions (inclusive of compensation costs of personnel attributable to leasing) are capitalized and amortized over the terms of each specific lease. Capitalized compensation costs of personnel attributable to leasing relate to time directly attributable to originating leases with independent third parties that result directly from and are essential to originating those leases and would not have been incurred had these leasing transactions not occurred. Repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized.
      The Company accounts for all acquisitions entered into subsequent to June 30, 2001 in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard No. 141, “Business Combinations” (“FAS 141”). Upon acquisition of a property, the Company allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, tenant improvements, leasing commissions and intangible assets including in-place leases and above market and below market leases. The Company allocates the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term.
      The purchase price is further allocated to in-place lease values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on the Company’s consolidated statements of operations and comprehensive income. The value of in-place lease intangibles, which is included as a component of Other Assets, is amortized to expense over the remaining lease term and expected renewal periods of the respective lease. If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions, above and below market leases and the in-place lease value is immediately charged to expense.

Deferred Financing Costs
      Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $10,873 and $8,948 at December 31, 2004 and 2003, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)

Investments in Joint Ventures
      Investments in Joint Ventures represents the Company’s minority equity interests in the Joint Ventures. The Company accounts for its investments in Joint Ventures under the equity method of accounting, as the Company does not have operational control or a majority voting interest. Under the equity method of accounting, the Company’s share of earnings or losses of the Joint Ventures is reflected in income as earned and contributions or distributions increase or decrease, respectively, the Company’s Investments in Joint Ventures as paid or received, respectively. Differences between the Company’s carrying value of its investments in joint ventures and the Company’s underlying equity of such joint ventures are amortized over the respective lives of the underlying assets, as applicable.

Employee Benefit Plans
      At December 31, 2004, the Company has three stock incentive employee compensation plans, which are described more fully in Note 13. Prior to January 1, 2003, the Company accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company’s stock on the date of grant. Certain options issued in 2000 were issued with a strike price less than the fair value of the Company’s stock on the date of grant. Compensation expense is being recognized for the intrinsic value of these options determined at the date of grant over the vesting period. On January 1, 2003, the Company adopted the fair value recognition provisions of the FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”), as amended by FASB Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Beginning on January 1, 2003, the Company is applying the fair value recognition provisions of FAS 123 prospectively to all employee option awards granted after December 31, 2002. The Company has not awarded options to employees or directors of the Company during the years ended December 31,2004 and 2003, and therefore no stock-based employee compensation expense, except for expense related to restricted stock, is included in net income available to common stockholders related to the fair value recognition provisions of FAS 123.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except per share data)
      Had compensation expense for the Company’s Stock Incentive Plans been determined based upon the fair value at the grant date for awards under the Stock Incentive Plans consistent with the methodology prescribed under FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by FAS 148, net income and earnings per share would have been the pro forma amounts indicated in the table below:

	For the Year Ended

	2004	2003	2002

Net Income Available to Common Stockholders — as reported	$88,159	$93,597	$93,069
Add: Stock-Based Employee Compensation Expense Included in Net Income Available to Common Stockholders, Net of Minority Interest — as reported	—	46	201
Less: Total Stock-Based Employee Compensation Expense, Net of Minority Interest — Determined Under the Fair Value Method	(362)	(1,149)	(980)

Net Income Available to Common Stockholders — pro forma	$87,797	$92,494	$92,290

Net Income Available to Common Stockholders per Share — as reported — Basic	$2.17	$2.43	$2.39
Net Income Available to Common Stockholders per Share — pro forma — Basic	$2.16	$2.40	$2.37
Net Income Available to Common Stockholders per Share — as reported — Diluted	$2.16	$2.42	$2.38
Net Income Available to Common Stockholders per Share — pro forma — Diluted	$2.15	$2.39	$2.36
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
Expected dividend yield	N/A	N/A	8.28%
Expected stock price volatility	N/A	N/A	20.94%
Risk-free interest rate	N/A	N/A	3.58%
Expected life of options	N/A	N/A	3.00
      The weighted average fair value of options granted during 2002 is $1.97 per option. The Company did not issue any options in 2004 and 2003.

Revenue Recognition
      Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for taxes, insurance and other property operating expenses and is recognized as revenue in the same period the related expenses are incurred by the Company.
      Revenue is recognized on payments received from tenants for early lease terminations after the Company determines that all the necessary criteria have been met in accordance with FASB Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“FAS 13”).

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)
      Interest income on mortgage loans receivable is recognized based on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected.
      The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $416 and $1,890 as of December 31, 2004 and December 31, 2003, respectively. For accounts receivable the Company deems uncollectible, the Company uses the direct write-off method.

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

Income Taxes
      The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a result, the Company generally is not subject to federal income taxation to the extent of the income which it distributes if it satisfies the requirements set forth in Section 856 of the Code (pertaining to its organization and types of income and assets) necessary to maintain its status as a REIT, it distributes annually at least 90% of its REIT taxable income, as defined in the Code, to its stockholders and it satisfies certain other requirements. Accordingly, no provision has been made for state or federal income taxes in the accompanying consolidated financial statements except for activities conducted in its taxable REIT subsidiary, First Industrial Development Services, Inc. which has been accounted for under FASB Statement of Financial Standards No. 109, “Accounting for Income Taxes”(“FAS 109”). In accordance with FAS 109, the total benefit/expense has been separately allocated to income from continuing operations, income from discontinued operations and gain on sale of real estate.
      The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. The provision for such state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and comprehensive income and has not been separately stated due to its insignificance.

Earnings Per Common Share
      Net income per weighted average share — basic is based on the weighted average common shares outstanding (excluding restricted stock that has not yet vested). Net income per weighted average share — diluted is based on the weighted average common shares outstanding (excluding restricted stock that has not yet vested) plus the dilutive effect of in-the-money employee stock options and restricted stock. See Note 10 for further disclosure about earnings per share.

Fair Value of Financial Instruments
      The Company’s financial instruments include short-term investments, tenant accounts receivable, net, mortgage notes receivable, accounts payable, other accrued expenses, mortgage loans payable, unsecured

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)
line of credit, senior unsecured debt and the Put Option (defined hereinafter) issued in conjunction with an initial offering of certain unsecured debt.
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

Derivative Financial Instruments
      Historically, the Company has used interest rate protection agreements (the “Agreements”) to fix the interest rate on anticipated offerings of senior unsecured debt or convert floating rate debt to fixed rate debt. Receipts or payments that result from the settlement of Agreements used to fix the interest rate on anticipated offerings of senior unsecured debt are amortized over the life of the senior unsecured debt. Receipts or payments resulting from Agreements used to convert floating rate debt to fixed rate debt are recognized as a component of interest expense. Agreements which qualify for hedge accounting are marked-to-market and any gain or loss is recognized in other comprehensive income (shareholders’ equity). Any agreements which no longer qualify for hedge accounting are marked-to-market and any gain or loss is recognized in net income immediately. The credit risks associated with the Agreements are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of the Agreements, the Company’s exposure is limited to the current value of the interest rate differential, not the notional amount, and the Company’s carrying value of the Agreements on the balance sheet. See Note 5 for more information on the Agreements.

Discontinued Operations
      On January 1, 2002, the Company adopted the FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”). FAS 144 addresses financial accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of property be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (b) the Company will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

Segment Reporting
      Management views the Company as a single segment based on its method of internal reporting.

Reclassification
      Certain 2003 and 2002 items have been reclassified to conform to the 2004 presentation.

Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) is a revision of FAS 123, and also supercedes APB 25, and its related implementation guidance. FAS 123(R) requires compensation cost to be measured at the fair value of the stock option at the date of grant, eliminates the alternative to use the

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)
intrinsic value method of accounting prescribed in APB 25, and clarifies and expands the guidance of FAS 123 in several areas. FAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. FAS 123(R) applies to all awards granted, modified, repurchased, or cancelled after the effective date and the cumulative effect of initially applying FAS 123(R), if any, is to be recognized as of the required effective date. The Company will adopt FAS 123(R) commencing as of July 1, 2005 using the modified prospective application method. The Company does not expect the requirements of FAS 123(R) to have a material impact on its results of operations, financial position or liquidity.
      The Emerging Issues Task Force released Issue 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” (“Issue 03-13”). Issue 03-13 establishes an approach for evaluating whether the criteria in paragraph 42 of FAS 144 have been met for purposes of classifying the results of operations of a component of an entity that either has been disposed of or is classified as held for sale as discontinued operations. The effective date for components classified as held for sale or disposed of is in fiscal periods beginning after December 15, 2004. The Company will adopt Issue 03-13 beginning January 1, 2005; Issue 03-13 will have no impact to net income.

4.	Investments in Joint Ventures
      On September 28, 1998, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the “September 1998 Joint Venture”) with an institutional investor to invest in industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership, owns a ten percent equity interest in the September 1998 Joint Venture and provides property and asset management services to the September 1998 Joint Venture. On or after October 2000, under certain circumstances, the Company has the right to purchase all of the properties owned by the September 1998 Joint Venture at a price to be determined in the future. The Company has not exercised this right.
      On September 2, 1999, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the “September 1999 Joint Venture”) with an institutional investor to invest in industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership, owned a ten percent equity interest in the September 1999 Joint Venture and provided property and asset management services to the September 1999 Joint Venture. During September 2003, the September 1999 Joint Venture sold its remaining property. In conjunction with this final property sale, the final distribution was made to the partners.
      On December 28, 2001, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the “December 2001 Joint Venture”) with an institutional investor to invest in industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership, owned a 15% equity interest in the December 2001 Joint Venture and provided property management services to the December 2001 Joint Venture. On August 27, 2004, the December 2001 Joint Venture sold all 36 industrial properties, containing approximately 6.2 million square feet (unaudited) of GLA, to a third party for gross proceeds of approximately $349,750. Due to certain provisions in the operating agreement, the Company received distributions in excess of it’s 15% equity interest in the December 2001 Joint Venture. Due to the sale of all 36 industrial properties, the Company recognized, in aggregate, approximately $34,767 due to the Company’s 15% share of gain from the sale of the December 2001 Joint Venture’s properties and

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)
distributions received from the December 2001 Joint Venture in excess of the Company’s 15% equity interest. This amount is included in Equity in Income of Joint Ventures.
      As a result of the sale on August 27, 2004 to a third party, the Company recognized the unamortized portion of the previously deferred gain, net of tax, from the original sales to the December 2001 Joint Venture, of approximately $4,986. These deferred gains are included in Equity in Income of Joint Ventures.
      As of December 31, 2004, the September 1998 Joint Venture owned 41 industrial properties comprising approximately 1.3 million square feet (unaudited) of GLA and the May 2003 Joint Venture owned five industrial properties comprising approximately 2.1 million square feet (unaudited) of GLA. During the year ended December 31, 2004, the Company acquired one industrial property comprising approximately ..1 million square feet of GLA from the September 1998 Joint Venture. The purchase price of the acquisition totaled approximately $525, excluding costs incurred in conjunction with the acquisition of the industrial property. Also, during the year ended December 31, 2004, the Company sold one property to the May 2003 Joint Venture comprising approximately ..2 million square feet (unaudited) of GLA for a purchase price of $15,486 and earned acquisition fees on the other four properties acquired from third parties by the May 2003 Joint Venture.
      The Company deferred 15% of the gain from the sale and acquisition fees, which is equal to the Company’s economic interest in the May 2003 Joint Venture. The 15% deferral reduced the Company’s investment in the joint venture and is amortized into income over the life of the properties, generally 40 to 45 years. If the May 2003 Joint Venture sells any of the five properties to a third party, the Company will recognize the unamortized portion of the deferred gain and fees as gain on sale of real estate or other income. If the Company repurchases any of the five properties, the 15% deferral will be netted against the basis of the property purchased (which reduces the basis of the property). At December 31, 2004 and 2003, the Company has a receivable from the Joint Ventures of $1,261 and $2,140, respectively, which mainly relate to borrowings made, as allowed by the partnership agreement, by the September 1998 Joint Venture from the Company.
      During the years ended December 2004, 2003 and 2002, the Company invested the following amounts in its Joint Ventures as well as received distributions and recognized fees from acquisition, disposition, property management and asset management services in the following amounts:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Contributions	$3,676	$5,558	$8,207
Distributions	$50,525	$3,398	$2,723
Fees	$2,689	$2,173	$1,863

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)
      The combined summarized financial information of the investments in joint ventures is as follows:

	December 31,	December 31,
	2004	2003

Condensed Combined Balance Sheets
Gross Real Estate Investment	$120,633	$305,029
Less: Accumulated Depreciation	(9,308)	(19,565)

Net Real Estate	111,325	285,464
Other Assets	16,637	51,622

Total Assets	$127,962	$337,086

Long Term Debt	$88,398	$217,413
Other Liabilities	5,711	6,527
Equity	33,853	113,146

Total Liabilities and Equity	$127,962	$337,086

Company’s share of Equity	$4,580	$18,205
Basis Differentials(1)	909	(5,019)

Carrying Value of the Company’s investments in joint ventures	$5,489	$13,186

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level. Basis differentials are primarily comprised of gain deferrals related to properties the Company sold to the Joint Ventures and certain acquisition costs which are not reflected at the joint venture level.

	Year Ended December 31,

	2004	2003	2002

Condensed Combined Statements of Operations
Total Revenues	32,353	35,603	34,635
Expenses Operating and Other	11,593	9,725	14,482
Interest	7,712	7,353	10,554
Depreciation and Amortization	12,540	17,585	10,343

Total Expenses	31,845	34,663	35,379

Gain (Loss) on Sale of Real Estate	81,431	(2,069)	8,231

Net Income (Loss)	81,939	(1,129)	7,487

Company’s share of Net Income	36,451	539	463

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

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)
the Company, through the Mortgage Partnership, paid off and retired the 1995 Mortgage Loan. As this pay off and retirement was prior to the stated maturity date of the 1995 Mortgage Loan, the Company wrote off unamortized deferred financing costs in the amount of approximately $1,466.
      On March 20, 1996, the Company, through the Operating Partnership, assumed a $6,424 mortgage loan (the “Assumed Loan I”) that is collateralized by 12 properties in Indianapolis, Indiana. The Assumed Loan I bears interest at a fixed rate of 9.25% and provides for monthly principal and interest payments based on a 16.75-year amortization schedule. The Assumed Loan I matures on September 1, 2009. The Assumed Loan I may be prepaid only after December 1999 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.
      On March 20, 1996, the Company, through the Operating Partnership, assumed a $2,993 mortgage loan (the “Assumed Loan II”) that is collateralized by one property in Indianapolis, Indiana. The Assumed Loan II bears interest at a fixed rate of 9.25% and provides for monthly principal and interest payments based on a 16.75-year amortization schedule. The Assumed Loan II matures on January 1, 2013. The Assumed Loan may be prepaid only after December 1999 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.
      On April 16, 1998, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of $2,525 (the “Acquisition Mortgage Loan IV”). The Acquisition Mortgage Loan IV is collateralized by one property in Baltimore, Maryland, bears interest at a fixed rate of 8.95% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan IV matures on October 1, 2006. The Acquisition Mortgage Loan IV may be prepaid only after October 2001 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.
      On July 16, 1998, the Company, through TK-SV, LTD., assumed a mortgage loan in the principal amount of $2,566 (the “Acquisition Mortgage Loan V”). The Acquisition Mortgage Loan V is collateralized by one property in Tampa, Florida, bears interest at a fixed rate of 9.01% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan V matures on September 1, 2006. In conjunction with the assumption of the Acquisition Mortgage Loan V, the Company recorded a premium in the amount of $315 which will be amortized over the remaining life of the Acquisition Mortgage Loan V as an adjustment to interest expense. Including the impact of the premium recorded, the Company’s effective interest rate on the Acquisition Mortgage Loan V is 6.96%. The Acquisition Mortgage Loan V may be prepaid only after August 2002 in exchange for the greater of a 1% prepayment fee or a yield maintenance premium.
      On April 1, 2002, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of $5,814 (the “Acquisition Mortgage Loan VIII”). The Acquisition Mortgage Loan VIII is collateralized by one property in Rancho Dominguez, California, bears interest at a fixed rate of 8.26% and provides for monthly principal and interest payments based on a 22-year amortization schedule. The Acquisition Mortgage Loan VIII matures on December 1, 2019. The Acquisition Mortgage Loan VIII may be prepaid only after November 2004 in exchange for the greater of a 1% prepayment fee or yield maintenance premium.
      On April 1, 2002, the Company, through the Operating Partnership, assumed a mortgage loan in the principal amount of $6,030 (the “Acquisition Mortgage Loan IX”). The Acquisition Mortgage Loan IX is collateralized by one property in Bloomington, Minnesota, bears interest at a fixed rate of 8.26% and provides for monthly principal and interest payments based on a 22-year amortization schedule. The Acquisition Mortgage Loan IX matures on December 1, 2019. The Acquisition Mortgage Loan IX may be prepaid only after November 2004 in exchange for the greater of a 1% prepayment fee or yield maintenance premium.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)
      On May 1, 2003, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $14,157 (the “Acquisition Mortgage Loan X”). The Acquisition Mortgage Loan X is collateralized by one property in Hagerstown, Maryland, bears interest at a fixed rate of 8.25% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan X matures on December 1, 2010. In conjunction with the assumption of the Acquisition Mortgage Loan X, the Company recorded a premium in the amount of $2,927 which will be amortized over the remaining life of the Acquisition Mortgage Loan X as an adjustment to interest expense. Including the impact of the premium recorded, the Company’s effective interest rate on the Acquisition Mortgage Loan X is 5.00%. The Acquisition Mortgage Loan X may be prepaid only after November 2004 in exchange for the greater of a 3% prepayment fee or yield maintenance premium.
      On September 12, 2003, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $4,269 (the “Acquisition Mortgage Loan XI”). The Acquisition Mortgage Loan XI was collateralized by one property in Downers Grove, Illinois, bore interest at a fixed rate of 7.61% and provided for monthly principal and interest payments based on a 30-year amortization schedule. In conjunction with the assumption of the Acquisition Mortgage Loan XI, the Company recorded a premium in the amount of $621 which was being amortized over the remaining life of the Acquisition Mortgage Loan XI as an adjustment to interest expense. The Acquisition Mortgage Loan XI may be prepaid only after June 2004 in exchange for the greater of a 1% prepayment fee or yield maintenance premium. On December 3, 2004, the Company paid off and retired the Acquisition Mortgage Loan XI. As this pay off and retirement was prior to the stated maturity date of the Acquisition Mortgage Loan XI, the Company wrote off unamortized deferred financing costs and paid a prepayment penalty in the aggregate amount of approximately $515.
      On September 12, 2003, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $2,325 (the “Acquisition Mortgage Loan XII”). The Acquisition Mortgage Loan XII is collateralized by one property in Indianapolis, Indiana, bears interest at a fixed rate of 7.54% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan XII matures on January 1, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XII, the Company recorded a premium in the amount of $317 which will be amortized over the remaining life of the Acquisition Mortgage Loan XII as an adjustment to interest expense. Including the impact of the premium recorded, the Company’s effective interest rate on the Acquisition Mortgage Loan XII is 5.51%. The Acquisition Mortgage Loan XII may be prepaid only after February 2004 in exchange for the greater of a 1% prepayment fee or yield maintenance premium.
      On September 30, 2004, the Company assumed a mortgage loan in the amount of $12,057 and borrowed an additional $1,400 (collectively referred to as the “Acquisition Mortgage Loan XIII”). The Acquisition Mortgage Loan XIII is collateralized by three properties in Phoenix, Arizona, bears interest at a fixed rate of 5.60% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan XIII matures on November 10, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XIII, the Company recorded a premium in the amount of $467 which will be amortized over the remaining life of the Acquisition Mortgage Loan XIII as an adjustment to interest expense. Including the impact of the premium recorded, the Company’s effective interest rate on the Acquisition Mortgage Loan XIII is 5.02%. The Acquisition Mortgage Loan XIII may be prepaid in exchange for the yield maintenance premium.
      On December 21, 2004, the Company assumed a mortgage loan in the amount of $6,187 (the “Acquisition Mortgage Loan XIV”). The Acquisition Mortgage Loan XIV is collateralized by six properties in Tampa, Florida, bears interest at a fixed rate of 6.94% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan XIV matures

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)
on July 1, 2009. In conjunction with the assumption of the Acquisition Mortgage Loan XIV, the Company recorded a premium in the amount of $553 which will be amortized over the remaining life of the Acquisition Mortgage Loan XIV as an adjustment to interest expense. Including the impact of the premium recorded, the Company’s effective interest rate on the Acquisition Mortgage Loan XIV is 4.58%. The Acquisition Mortgage Loan XIV may be prepaid in exchange for the greater of a 1% prepayment fee or yield maintenance premium.

Senior Unsecured Debt, Net
      On May 13, 1997, the Company, through the Operating Partnership, issued $150,000 of senior unsecured debt which matures on May 15, 2007 and bears a coupon interest rate of 7.60% (the “2007 Notes”). The issue price of the 2007 Notes was 99.965%. Interest is paid semi-annually in arrears on May 15 and November 15. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2007 Notes prior to issuance. The Company settled the interest rate protection agreement for a payment of approximately $41, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2007 Notes as an adjustment to interest expense. Including the impact of the offering discount and the settlement amount of the interest rate protection agreement, the Company’s effective interest rate on the 2007 Notes is 7.61%. The 2007 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.
      On May 13, 1997, the Company, through the Operating Partnership, issued $100,000 of senior unsecured debt which matures on May 15, 2027, and bears a coupon interest rate of 7.15% (the “2027 Notes”). The issue price of the 2027 Notes was 99.854%. The 2027 Notes were redeemable, at the option of the holders thereof, on May 15, 2002. The Company received redemption notices from holders representing $84,930 of the 2027 Notes outstanding. On May 15, 2002, the Company, through the Operating Partnership, paid off and retired $84,930 of the 2027 Notes. Due to the partial payoff of the 2027 Notes, the Company has recorded a loss from the early retirement of debt in 2002 of approximately $888 comprised of the amount paid above the carrying amount of the 2027 notes, the write-off of the pro rata unamortized deferred financing costs and legal costs. Interest is paid semi-annually in arrears on May 15 and November 15. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2027 Notes prior to issuance. The Company settled the interest rate protection agreement for approximately $597 of proceeds, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2027 Notes as an adjustment to interest expense. Including the impact of the offering discount and the settlement amount of the interest rate protection agreement, the Company’s effective interest rate on the 2027 Notes is 7.11%. The 2027 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.
      On May 22, 1997, the Company, through the Operating Partnership, issued $100,000 of senior unsecured debt which matured on May 15, 2011 and bore a coupon interest rate of 7.375% (the “2011 PATS”). The issue price of the 2011 PATS was 99.348%. The Company received approximately $1,781 from the holder of the 2011 PATS as consideration for the put option. The Company amortized the put option proceeds over the life of the put option as an adjustment to interest expense. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 PATS. The Company amortized the settlement amount of the interest rate protection agreement over the life of the 2011 PATS. Including the impact of the offering discount, the proceeds from the put option and the settlement amount of the interest rate protection agreement, the Company’s effective interest rate on the 2011 PATS was 7.26%. On May 17, 2004, the Company exchanged the 2014 Notes (hereinafter

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)
defined) for the 2011 PATS (hereinafter defined) and net cash in the amount of $8,877. The Company retired the 2011 PATS.
      On November 20, 1997, the Company, through the Operating Partnership, issued $50,000 of senior unsecured debt which matures on November 21, 2005 and bears a coupon interest rate of 6.90%, which is the effective interest rate (the “2005 Notes”). The issue price of the 2005 Notes was 100%. Interest is paid semi-annually in arrears on May 21 and November 21. The 2005 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.
      On December 8, 1997, the Company, through the Operating Partnership, issued $150,000 of senior unsecured debt which matures on December 1, 2006 and bears a coupon interest rate of 7.00% (the “2006 Notes”). The issue price of the 2006 Notes was 100%. Interest is paid semi-annually in arrears on June 1 and December 1. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2006 Notes prior to issuance. The Company settled the interest rate protection agreement for a payment of approximately $2,162, which is included in other comprehensive income. The settlement amount of the interest rate protection agreement is being amortized over the life of the 2006 Notes as an adjustment to interest expense. Including the impact of the settlement amount of the interest rate protection agreement, the Company’s effective interest rate on the 2006 Notes is 7.22%. The 2006 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.
      On December 8, 1997, the Company, through the Operating Partnership, issued $100,000 of senior unsecured debt which matures on December 1, 2017 and bears a coupon interest rate of 7.50% (the “2017 Notes”). The issue price of the 2017 Notes was 99.808%. Interest is paid semi-annually in arrears on June 1 and December 1. The Operating Partnership is amortizing the debt issue discount over the life of the 2017 Notes as an adjustment to interest expense. Including the impact of the offering discount, the Company’s effective interest rate on the 2017 Notes is 7.52%. The 2017 Notes contain certain covenants including limitation on incurrence of debt and debt service coverage.
      On July 14, 1998, the Company, through the Operating Partnership, issued $200,000 of senior unsecured debt which matures on July 15, 2028 and bears a coupon interest rate of 7.60% (the “2028 Notes”). The issue price of the 2028 Notes was 99.882%. Interest is paid semi-annually in arrears on January 15 and July 15. The Company also entered into interest rate protection agreements which were used to fix the interest rate on the 2028 Notes prior to issuance. The Company settled the interest rate protection agreements for a payment of approximately $11,504, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2028 Notes as an adjustment to interest expense. Including the impact of the offering discount and the settlement amount of the interest rate protection agreement, the Company’s effective interest rate on the 2028 Notes is 8.13%. The 2028 Notes contain certain covenants, including limitation on incurrence of debt and debt service coverage. Approximately $50,000 of the 2028 Notes was purchased, through a broker/ dealer, by an entity in which a Director of the Company owns less than a two percent interest.
      On March 19, 2001, the Company, through the Operating Partnership, issued $200,000 of senior unsecured debt which matures on March 15, 2011 and bears a coupon interest rate of 7.375% (the “2011 Notes”). The issue price of the 2011 Notes was 99.695%. Interest is paid semi-annually in arrears on September 15 and March 15. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 Notes prior to issuance, which it designated as a cash flow hedge. The Company settled the interest rate protection agreement for approximately $371 of proceeds, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreement are being amortized over the life of the 2011 Notes as an adjustment to interest expense. Including the impact of the offering discount and the settlement amount of

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)
the interest rate protection agreement, the Company’s effective interest rate on the 2011 Notes is 7.39%. The 2011 Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.
      On April 15, 2002, the Company, through the Operating Partnership, issued $200,000 of senior unsecured debt which matures on April 15, 2012 and bears a coupon interest rate of 6.875% (the “2012 Notes”). The issue price of the 2012 Notes was 99.310%. Interest is paid semi-annually in arrears on April 15 and October 15. The Company also entered into interest rate protection agreements which were used to fix the interest rate on the 2012 Notes prior to issuance. The Company settled the interest rate protection agreements for approximately $1,772 of proceeds, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2012 Notes as an adjustment to interest expense. Including the impact of the offering discount and the settlement amount of the interest rate protection agreement, the Company’s effective interest rate on the 2012 Notes is 6.85%. The 2012 Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.
      On April 15, 2002, the Company, through the Operating Partnership, issued $50,000 of senior unsecured debt which matures on April 15, 2032 and bears a coupon interest rate of 7.75% (the “2032 Notes”). The issue price of the 2032 Notes was 98.660%. Interest is paid semi-annually in arrears on April 15 and October 15. The debt issue discount is being amortized over the life of the 2032 Notes as an adjustment to interest expense. Including the impact of the offering discount, the Company’s effective interest rate on the 2032 Notes is 7.87%. The 2032 Notes contain certain covenants including limitations on incurrence of debt and debt service coverage.
      On May 17, 2004, the Company, through the Operating Partnership, exchanged $125,000 of senior unsecured debt which matures on June 1, 2014, and bears a coupon interest rate of 6.42% (the “2014 Notes”) for the 2011 PATS and net cash in the amount of $8,877. The issue price of the 2014 Notes was 99.123%. Interest is paid semi-annually in arrears on June 1 and December 1. The debt issue discount of the 2014 Notes is being amortized over the life of the 2014 Notes as an adjustment to interest expense. This exchange is being accounted for under EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). Under EITF 96-19, if the 2011 PATS and the 2014 Notes are not substantially different, the difference between the fair value of the 2011 PATS and the carrying value of the 2011 PATS, as well as the unamortized deferred financing costs of the 2011 PATS on the date of the exchange, is deferred and amortized over the life of the 2014 Notes. The Company is amortizing this amount over the life of the 2014 Notes. Including the impact of the offering discount, the Company’s effective interest rate on the 2014 Notes is 6.54%. The 2014 Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.
      On June 14, 2004, the Company, through the Operating Partnership, issued $125,000 of senior unsecured debt which matures on June 15, 2009 and bears a coupon interest rate of 5.25% (the “2009 Notes”). The issue price of the 2009 Notes was 99.826%. Interest is paid semi-annually in arrears on June 15 and December 15. The Company also entered into interest rate protection agreements which were used to fix the interest rate on the 2009 Notes prior to issuance. The Company settled the interest rate protection agreements for approximately $6,657 of proceeds, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2009 Notes as an adjustment to interest expense. Including the impact of the offering discount and the settlement amount of the interest rate protection agreement, the Company’s effective interest rate on the 2009 Notes is 4.10%. The 2009 Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)

Unsecured Lines of Credit
      In December 1997, the Company entered into a $300,000 unsecured revolving credit facility (the “1997 Unsecured Line of Credit”) which bore interest at LIBOR plus .80% or a “Corporate Base Rate” at the Company’s election, and provided for interest only payments until maturity. In June 2000, the Company amended the 1997 Unsecured Line of Credit which extended the maturity date to June 30, 2003 and included the right, subject to certain conditions, to increase the aggregate commitment up to $400,000 (the “2000 Unsecured Line of Credit”). On September 27, 2002, the Company amended and restated the 2000 Unsecured Line of Credit (the “2002 Unsecured Line of Credit”). On June 11, 2004, the Company, through the Operating Partnership, amended and restated the 2002 Unsecured Line of Credit (the “Unsecured Line of Credit”). The Unsecured Line of Credit matures on September 28, 2007 and bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Company’s election. The net unamortized deferred financing costs related to the 2000 Unsecured Line of Credit and any additional deferred financing costs incurred amending the 2002 Unsecured Line of Credit are being amortized over the life of the Unsecured Line of Credit in accordance with Emerging Issues Task Force Issue 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”. The Unsecured Line of Credit contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)
      The following table discloses certain information regarding the Company’s mortgage loans, senior unsecured debt and unsecured line of credit:

	Outstanding Balance at				Accrued Interest Payable at
							Interest Rate at
	December 31,		December 31,		December 31,	December 31,	December 31,	Maturity
	2004		2003		2004	2003	2004	Date

Mortgage Loans Payable, Net
Assumed Loan I	2,874		3,301		22	—	9.250%	09/01/09
Assumed Loan II	1,995		2,141		15	—	9.250%	01/01/13
Acquisition Mortgage Loan IV	2,037		2,130		15	16	8.950%	10/01/06
Acquisition Mortgage Loan V	2,456	(1)	2,529	(1)	18	18	9.010%	09/01/06
Acquisition Mortgage Loan VIII	5,461		5,603		38	39	8.260%	12/01/19
Acquisition Mortgage Loan IX	5,664		5,811		39	40	8.260%	12/01/19
Acquisition Mortgage Loan X	16,251	(1)	16,754	(1)	99	100	8.250%	12/01/10
Acquisition Mortgage Loan XI	—		4,854	(1)	—	—	—	—	(4)
Acquisition Mortgage Loan XII	2,565	(1)	2,623	(1)	15	—	7.540%	01/01/12
Acquisition Mortgage Loan XIII	13,862	(1)	—		42	—	5.600%	11/10/12
Acquisition Mortgage Loan XIV	6,740	(1)	—		13	—	6.940%	07/01/09

Total	$59,905		$45,746		$316	$213

Senior Unsecured Debt, Net
2005 Notes	$50,000		$50,000		$383	$383	6.900%	11/21/05
2006 Notes	150,000		150,000		875	875	7.000%	12/01/06
2007 Notes	149,988	(2)	149,982	(2)	1,456	1,457	7.600%	05/15/07
2011 PATS	—		99,657	(2)	—	942	—	—	(3)
2017 Notes	99,876	(2)	99,866	(2)	625	625	7.500%	12/01/17
2027 Notes	15,053	(2)	15,053	(2)	138	138	7.150%	05/15/27
2028 Notes	199,815	(2)	199,807	(2)	7,009	7,009	7.600%	07/15/28
2011 Notes	199,624	(2)	199,563	(2)	4,343	4,343	7.375%	03/15/11
2012 Notes	198,994	(2)	198,856	(2)	2,903	2,903	6.875%	04/15/12
2032 Notes	49,390	(2)	49,368	(2)	818	818	7.750%	04/15/32
2009 Notes	124,806	(2)	—		292	—	5.250%	06/15/09
2014 Notes	109,978	(2)	—		669	—	6.420%	06/01/14	(3)

Total	$1,347,524		$1,212,152		$19,511	$19,493

Unsecured Line of Credit
Unsecured Line of Credit	$167,500		$195,900		$549	$336	3.518%	09/28/07

(1)	At December 31, 2004, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII, the Acquisition Mortgage Loan XIII and the Acquisition Mortgage Loan XIV includes unamortized premiums of $63, $2,291, $267, $453 and $553, respectively. At December 31, 2003 the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XI and the Acquisition Mortgage Loan XII include unamortized premiums of $102, $2,673, $597 and $305 respectively.

(2)	At December 31, 2004, the 2007 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes and the 2014 Notes are net of unamortized discounts of $13, $124, $16, $185, $376, $1,006, $610, $194 and $15,023 respectively. At December 31, 2003, the 2007 Notes,

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)

2011 PATS, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes and the 2032 Notes are net of unamortized discounts of $18, $343, $134, $17, $193, $437, $1,144 and $632, respectively.

(3)	The 2014 Notes were exchanged on May 17, 2004 for the 2011 PATS and net cash in the amount of $8,877. The Company retired the 2011 PATS.

(4)	The Acquisition Mortgage Loan XI was paid off and retired in December 2004.
      The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

2005	51,876
2006	156,107
2007	319,472
2008	2,133
2009	131,909
Thereafter	927,352

Total	$1,588,849

Fair Value
      At December 31, 2004 and 2003, the fair value of the Company’s mortgage loans payable, senior unsecured debt, unsecured line of credit and Put Option were as follows:

	December 31, 2004		December 31, 2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Mortgage Loans Payable	$59,905	$62,876	$45,746	$48,939
Senior Unsecured Debt	1,347,524	1,503,012	1,212,152	1,332,958
Unsecured Line of Credit (Variable Rate)	167,500	167,500	195,900	195,900
Put Option	—	—	95	16,320

Total	$1,574,929	$1,733,388	$1,453,893	$1,594,117

      The fair value of the senior unsecured debt was determined by quoted market prices, if available. The fair values of the Company’s senior unsecured debt not valued by quoted market prices, mortgage loans payable and Put Option were determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of the variable rate portion of the Unsecured Line of Credit was equal to its carrying value due to the variable interest rate nature of the loan.

Other Comprehensive Income
      In conjunction with the prior issuances of senior unsecured debt, the Company entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the “Interest Rate Protection Agreements”). In the next 12 months, the Company will amortize approximately $1,085 of the Interest Rate Protection Agreements into net income as a decrease to interest expense.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)
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
      In October 2004, the Company, through the Operating Partnership, entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement had a notional value of $48,980, was effective from January 5, 2005 through January 5, 2010 and fixed the LIBOR rate at 3.909%. In November 2004, the Company settled the interest rate protection agreement for $310 due to a delay in the forecasted debt issuance date. Hedge ineffectiveness in the amount of $133, due to a mismatch in dates, was recognized in net income. The remaining $159 is included in other comprehensive income and will be amortized over the term of the forecasted debt issuance. In the event that $50,000 of debt is not issued by December 10, 2005, the balance in other comprehensive income will be reclassified into net income immediately.

6.	Stockholders’ Equity

Preferred Stock
      On May 14, 1997, the Company issued 4,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 8 3/4%, $.01 par value, Series B Cumulative Preferred Stock (the “Series B Preferred Stock”), at an initial offering price of $25 per Depositary Share. On or after May 14, 2002, the Series B Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $100,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. On April 12, 2002, the Company called for the redemption of all of its outstanding Series B Preferred Stock at the price of $25 per Depositary Share, plus accrued and unpaid dividends. The Company redeemed the Series B Preferred Stock on May 14, 2002 and paid a prorated second quarter dividend of $.26736 per Depositary Share, totaling approximately $1,069. In accordance with the Securities and Exchange Commission’s July 31, 2003 clarification on Emerging Issues Task Force Abstract, Topic No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“EITF D-42”), due to the redemption of the Series B Preferred Stock, the initial offering costs associated with the issuance of the Series B Preferred Stock of $3,707 were reflected as a deduction from net income to arrive at net income available to common stockholders in determining earnings per share for the year ended December 31, 2002.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)
      On June 6, 1997, the Company issued 2,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the “Series C Preferred Stock”), at an initial offering price of $25 per Depositary Share. Dividends on the Series C Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series C Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series F Preferred Stock (hereinafter defined) and Series G Preferred Stock (hereinafter defined). The Series C Preferred Stock is not redeemable prior to June 6, 2007. On or after June 6, 2007, the Series C Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series C Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.
      On February 4, 1998, the Company issued 5,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.95%, $.01 par value, Series D Cumulative Preferred Stock (the “Series D Preferred Stock”), at an initial offering price of $25 per Depositary Share. On or after February 4, 2003, the Series D Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $125,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Company redeemed the Series D Preferred Stock on June 7, 2004 at a redemption price of $25.00 per Depositary Share, and paid a prorated second quarter dividend of $.36990 per Depositary Share, totaling approximately $1,850. In accordance with EITF D-42, due to the redemption of the Series D Preferred Stock, the initial offering costs associated with the issuance of the Series D Preferred Stock of $4,467 were reflected as a deduction from net income to arrive at net income available to common stockholders in determining earnings per share for the year ended December 31, 2004.
      On March 18, 1998, the Company issued 3,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.90%, $.01 par value, Series E Cumulative Preferred Stock (the “Series E Preferred Stock”), at an initial offering price of $25 per Depositary Share. On or after March 18, 2003, the Series E Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $75,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Company redeemed the Series E Preferred Stock on June 7, 2004 at a redemption price of $25.00 per Depositary Share, and paid a prorated second quarter dividend of $.36757 per Depositary Share, totaling approximately $1,103. In accordance with EITF D-42, due to the redemption of the Series E Preferred Stock, the initial offering costs associated with the issuance of the Series E Preferred Stock of $2,892 were reflected as a deduction from net income to arrive at net income available to common stockholders in determining earnings per share for the year ended December 31, 2004.
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

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)
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
      On June 2, 2004, the Company issued 500 shares of 2.965%, $.01 par value, Series H Flexible Cumulative Redeemable Preferred Stock (the “Series H Preferred Stock”), at an initial offering price of $250,000.00 per share. On or after July 2, 2004, the Series H Preferred Stock became redeemable for cash at the option of the Company, in whole but not in part, at a redemption price equivalent, initially, to $242,875.00 per share, plus accrued and unpaid dividends. The Company redeemed the Series H Preferred Stock on July 2, 2004 and paid a prorated second and third quarter dividend of $629.555 per share, totaling approximately $315. In accordance with EITF D-42, due to the redemption of the Series H Preferred Stock, the initial offering costs associated with the issuance of the Series H Preferred Stock of $600 is reflected as a deduction from net income to arrive at net income available to common stockholders in determining earnings per share for the year ended December 31, 2004.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)
      The following table summarizes certain information regarding the Company’s preferred stock:

	Stated Value at
			Initial	Optional
	December 31,	December 31,	Dividend	Redemption
	2004	2003	Rate	Date

Series C Preferred Stock	$50,000	$50,000	8.625%	6/6/07
Series D Preferred Stock	—	125,000	7.950%	(1)
Series E Preferred Stock	—	75,000	7.900%	(2)
Series F Preferred Stock	50,000	—	6.236%	3/31/09
Series G Preferred Stock	25,000	—	7.236%	3/31/14

Total	$125,000	$250,000

(1) The Series D Preferred Stock was redeemed on June 7, 2004.
(2) The Series E Preferred Stock was redeemed on June 7, 2004.

Shares of Common Stock
      On September 16, 2004, the Company and the Operating Partnership entered into a sales agreement to sell up to 3,900,000 shares of the Company’s common stock from time to time with Cantor Fitzgerald & Co., as sales agent, in a controlled equity offering program. During the year ended December 31, 2004, the Company issued 1,333,600 shares of common stock under the controlled equity offering program and received net proceeds of $48,820.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)
      The following table is a roll-forward of the Company’s shares of common stock outstanding for the three years ended December 31, 2004:

Shares of
Common Stock
Outstanding

Balance at December 31, 2001	38,904,687
Issuance of Common Stock and Stock Option Exercises	572,677
Issuance of Restricted Stock Shares	93,980
Repurchase and Retirement of Restricted Stock Shares	(60,419)
Purchase of Treasury Shares	(1,091,500)
Conversion of Operating Partnership Units	178,896

Balance at December 31, 2002	38,598,321

Issuance of Common Stock and Stock Option Exercises	542,744
Issuance of Restricted Stock Shares	704,844
Repurchase and Retirement of Restricted Stock Shares	(66,183)
Purchase of Treasury Shares	(37,300)
Conversion of Operating Partnership Units	107,944

Balance at December 31, 2003	39,850,370

Issuance of Common Stock and Stock Option Exercises	2,621,082
Issuance of Restricted Stock Shares	216,617
Repurchase and Retirement of Restricted Stock Shares	(102,076)
Conversion of Operating Partnership Units	248,098

Balance at December 31, 2004	42,834,091

Non-Qualified Employee Stock Options
      For the year ended December 31, 2004, certain employees of the Company exercised 1,287,482 non-qualified employee stock options. Net proceeds to the Company were approximately $37,301.
      For the year ended December 31, 2003, certain employees of the Company exercised 531,473 non-qualified employee stock options. Net proceeds to the Company were approximately $14,799.
      For the year ended December 31, 2002, certain employees of the Company exercised 561,418 non-qualified employee stock options. Net proceeds to the Company were approximately $15,895.

Restricted Stock
      During the years ended December 31, 2004, 2003, and 2002 the Company awarded 216,617, 704,844 and 93,980 restricted shares of common stock, respectively, to certain employees and certain directors of the Company. See Note 13.

Treasury Stock:
      In March 2000, the Company’s Board of Directors approved the repurchase of up to $100,000 of the Company’s common stock. The Company may make purchases from time to time, if price levels warrant, in the open market or in privately negotiated transactions. During the year ended December 31, 2003, the

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)
Company repurchased 37,300 shares of its common stock at a weighted average price of approximately $26.73 per share. During the year ended December 31, 2002, the Company repurchased 1,091,500 shares of its common stock at a weighted average price of approximately $27.02 per share.

Shareholders’ Rights Plan
      On September 4, 1997, the Board of Directors of the Company declared a dividend distribution of one Preferred Share Purchase Right (“Right”) for each outstanding share of Common Stock. The dividend distribution was made on October 20, 1997 to stockholders of record as of the close of business on October 19, 1997. In addition, a Right will attach to each share of Common Stock issued in the future. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Junior Participating Preferred Stock (the “Junior Preferred Stock”), at a price of $125 per one one-hundredth of a share (the “Purchase Price”), subject to adjustment. The Rights become exercisable only if a person or group of affiliated or associated persons (an “Acquiring Person”) acquires, or obtains the right to acquire, beneficial ownership of Common Stock or other voting securities (“Voting Stock”) that have 15% or more of the voting power of the outstanding shares of Voting Stock, or if an Acquiring Person commences or makes an announcement of an intention to commence a tender offer or exchange offer to acquire beneficial ownership of Voting Stock that have 15% or more of the voting power of the outstanding shares of Voting Stock. The Rights will expire on October 19, 2007, unless redeemed earlier by the Company at $.001 per Right, or exchanged by the Company at an exchange ratio of one share of Common Stock per Right.
      In the event that a person becomes an Acquiring Person, each holder of a Right, other than the Acquiring Person, is entitled to receive, upon exercise, (1) Common Stock having a value equal to two times the Purchase Price of the Right or (2) common stock of the acquiring company having a value equal to two times the Purchase Price of the Right.
      The Junior Preferred Stock ranks junior to all other series of the Company’s preferred stock with respect to payment of dividends and as to distributions of assets in liquidation. Each share of Junior Preferred Stock has a quarterly dividend rate per share equal to the greater of $1.00 or 100 times the per share amount of any dividend (other than a dividend payable in shares of Common Stock or a subdivision of the Common Stock) declared on the Common Stock, subject to certain adjustments. In the event of liquidation, the holder of the Junior Preferred Stock is entitled to receive a preferred liquidation payment per share of $1.00 (plus accrued and unpaid dividends) or, if greater, an amount equal to 100 times the payment to be made per share of Common Stock, subject to certain adjustments.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)

Dividends/ Distributions
      The following table summarizes dividends/distributions accrued for the past three years:

	Year Ended 2004		Year Ended 2003		Year Ended 2002

	Dividend/		Dividend/		Dividend/
	Distribution	Total	Distribution	Total	Distribution	Total
	per Share/	Dividend/	per Share/	Dividend/	per Share/	Dividend/
	Unit	Distribution	Unit	Distribution	Unit	Distribution

Common Stock/ Operating Partnership Units	$2.7500	$132,585	$2.7400	$126,699	$2.7250	$125,785
Series B Preferred Stock	$—	$—	$—	$—	$81.4240	$3,256
Series C Preferred Stock	$215.6240	$4,313	$215.6240	$4,313	$215.6240	$4,313
Series D Preferred Stock	$86.6780	$4,334	$198.7480	$9,937	$198.7480	$9,937
Series E Preferred Stock	$86.1320	$2,585	$197.5000	$5,926	$197.5000	$5,926
Series F Preferred Stock	$3,724.2800	$1,861	$—	$—	$—	$—
Series G Preferred Stock	$4,321.5000	$1,080	$—	$—	$—	$—
Series H Preferred Stock	$629.5550	$315	$—	$—	$—	$—

7.	Acquisition and Development of Real Estate
      In 2004, the Company acquired 79 industrial properties comprising, in the aggregate, approximately 9.2 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $402,388, excluding costs incurred in conjunction with the acquisition of the properties. The Company also substantially completed development of 11 properties comprising approximately 2.3 million square feet (unaudited) of GLA at a cost of approximately $80,241. The Company reclassed the costs of the substantially completed developments from construction in progress to building, tenant improvements and leasing commissions.
      In 2003, the Company acquired 64 industrial properties comprising, in the aggregate, approximately 6.6 million square feet (unaudited) of GLA and several land parcels for a total purchase price of approximately $230,391, excluding costs incurred in conjunction with the acquisition of the properties. The Company also substantially completed development of 33 properties comprising approximately 3.2 million square feet (unaudited) of GLA at a cost of approximately $156,268. The Company reclassed the costs of the substantially completed developments from construction in progress to building, tenant improvements and leasing commissions.

8.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations
      In 2004, the Company sold 97 industrial properties comprising approximately 7.4 million square feet (unaudited) of GLA and several land parcels. Gross proceeds from the sales of the 97 industrial properties and several land parcels were approximately $424,878. The gain on sale of real estate, net of income taxes was approximately $91,242, of which $79,811 is shown in discontinued operations. Ninety-two of the 97 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate, net of income taxes for the 92 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate, net of income taxes for the five industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)
      At December 31, 2004, the Company had nine industrial properties comprising approximately 1.7 million square feet (unaudited) of GLA held for sale. In accordance with FAS 144, the results of operations of the nine industrial properties held for sale at December 31, 2004 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.
      In 2003, the Company sold 130 industrial properties comprising approximately 7.4 million square feet (unaudited) of GLA and several land parcels. Ten of the 130 sold properties comprising approximately 1.4 million square feet (unaudited) of GLA were sold to the December 2001 Joint Venture. Gross proceeds from the sales of the 130 industrial properties and several land parcels were approximately $394,382. The gain on sale of real estate, net of income taxes was approximately $91,081, of which $77,636 is shown in discontinued operations. In accordance with FAS 144, the results of operations and gain on sale of real estate, net of income taxes for the 120 of the 130 sold properties are included in discontinued operations.
      In 2002, the Company sold 86 industrial properties comprising approximately 8.5 million square feet (unaudited) of GLA that were not classified as held for sale at December 31, 2001, 12 industrial properties comprising approximately .9 million square feet (unaudited) of GLA that were classified as held for sale at December 31, 2001, 16 industrial properties comprising approximately 2.5 million square feet (unaudited) of GLA that were sold to the December 2001 Joint Venture, and several land parcels, and assigned to third parties the right to purchase certain properties. Gross proceeds from these sales were approximately $473,511. The gain on sale of real estate, net of income taxes was approximately $69,892, of which $56,810 is shown in discontinued operations. In accordance with FAS 144, the results of operations and gain on sale of real estate, net of income taxes for the 86 of the 114 sold industrial properties that were not identified as held for sale at December 31, 2001 and the gain associated with the assignment to third parties of the right to purchase certain properties are included in discontinued operations.
      The following table discloses certain information regarding the industrial properties included in discontinued operations by the Company for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,

		Restated

	2004	2003	2002

Total Revenues	$23,381	$53,744	$83,353
Operating Expenses	(7,414)	(17,319)	(24,567)
Depreciation and Amortization	(5,408)	(11,441)	(16,119)
Provision for Income Taxes	(1,690)	(1,354)	(947)
Gain on Sale of Real Estate, Net of Income Taxes	79,811	77,636	56,810

Income from Discontinued Operations	$88,680	$101,266	$98,530

      In conjunction with certain property sales, the Company provided seller financing. At December 31, 2004, 2003 and 2002, the Company had mortgage notes receivable and accrued interest outstanding of approximately $36,075, $52,920 and $84,675, respectively, which is included as a component of prepaid expenses and other assets. Also, in December 2004, the Company sold $18,419 of its notes receivable to a third party for par.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)

9.	Supplemental Information to Statements of Cash Flows
      Supplemental disclosure of cash flow information:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Interest paid, net of capitalized interest	$98,910	$95,595	$87,723

Interest capitalized	$1,304	$761	$7,792

Income Taxes Paid	$7,936	$1,367	$3,905

Supplemental schedule of noncash investing and financing activities:
Distribution payable on common stock/units	$34,255	$31,889	$31,106

Distribution payable on preferred stock	$1,232	$—	$—

Exchange of units for common shares:
Minority interest	$(6,195)	$(2,750)	$(4,616)
Common stock	3	1	2
Additional paid-in-capital	6,192	2,749	4,614

	$—	$—	$—

In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:
Purchase of real estate	$402,388	$230,391	$239,408
Operating partnership units	—	—	(633)
Deferred purchase price	—	(10,425)	—
Accounts payable and accrued expenses	(3,231)	(2,193)	(2,504)
Mortgage debt	(18,244)	(20,751)	(11,844)

Acquisition of real estate	$380,913	$197,022	$224,427

In conjunction with certain property sales, the Company provided seller financing:
Notes receivable	$92,146	$46,372	$78,227

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share data)

10.	Earnings Per Share (“EPS”)
      The computation of basic and diluted EPS is presented below.

		Restated	Restated

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Numerator:
Income from Continuing Operations	$24,230	$15,959	$25,315
Gain on Sale of Real Estate, Net of Minority Interest and Income Tax	9,863	11,464	11,123
Less: Preferred Stock Dividends	(14,488)	(20,176)	(23,432)
Less: Redemption of Preferred Stock	(7,959)	—	(3,707)

Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest — For Basic and Diluted EPS	11,646	7,247	9,299
Discontinued Operations, Net of Minority Interest and Income Tax	76,513	86,350	83,770

Net Income Available to Common Stockholders — For Basic and Diluted EPS	$88,159	$93,597	$93,069

Denominator:
Weighted Average Shares — Basic	40,557,053	38,541,571	38,927,282
Effect of Dilutive Securities:
Employee and Director Common Stock Options	227,423	91,599	201,868
Employee and Director Shares of Restricted Stock	103,551	29,561	36,327

Weighted Average Shares — Diluted	40,888,027	38,662,731	39,165,477

Basic EPS:
Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest	$0.29	$0.19	$0.24

Discontinued Operations, Net of Minority Interest and Income Tax	$1.89	$2.24	$2.15

Net Income Available to Common Stockholders	$2.17	$2.43	$2.39

Diluted EPS:
Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest	$0.28	$0.19	$0.24

Discontinued Operations, Net of Minority Interest and Income Tax	$1.87	$2.23	$2.14

Net Income Available to Common Stockholders	$2.16	$2.42	$2.38

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share data)

11.	Income Taxes
      For income tax purposes, distributions paid to common shareholders are classified as ordinary income, capital gain or return of capital. For the three years ended December 31, 2004, 2003 and 2002, the distributions per common share were classified as follows:

		As a Percentage		As a Percentage		As a Percentage
	2004	of Distributions	2003	of Distributions	2002	of Distributions

Ordinary income	$.3622	13.17%	$1.1516	42.03%	$1.1489	42.16%
Short-term capital gains	.0423	1.54%	—	—	.1218	4.47%
Long-term capital gains	.8654	31.47%	.6173	22.53%	.3845	14.11%
Unrecaptured Section 1250 gain	.2503	9.10%	.2666	9.73%	.2515	9.23%
Return of capital	1.2298	44.72%	.7045	25.71%	.8183	30.03%

	$2.7500	100.00%	$2.7400	100.00%	$2.7250	100.00%

      For income tax purposes, distributions paid to preferred shareholders are classified as ordinary income, capital gain and return of capital. For the three years ended December 31, 2004, 2003 and 2002, the preferred distributions per share were classified as follows:

		As a Percentage		As a Percentage		As a Percentage
	2004	of Distributions	2003	of Distributions	2002	of Distributions

Ordinary income	$.9249	23.81%	$3.4614	56.57%	$6.9335	100.00%
Short-term capital gains	.1080	2.78%	—	—	—	—
Long-term capital gains	2.2119	56.94%	1.8558	30.33%	—	—
Unrecaptured Section 1250 gain	.6398	16.47%	.8016	13.10%	—	—

	$3.8846	100.00%	$6.1188	100.00%	$6.9335	100.00%

      The components of income tax (expense) benefit for the Company’s taxable REIT subsidiary for the years ended December 31, 2004, 2003 and 2002 are comprised of the following:

	2004	2003	2002

Current:
Federal	$(8,074)	$(873)	$(3,304)
State	(1,654)	(218)	(932)
Deferred:
Federal	1,070	391	445
State	219	98	125

	$(8,439)	$(602)	$(3,666)

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)
      Deferred income taxes represent the tax effect of the temporary differences between the book and tax basis of assets and liabilities. Deferred tax assets (liabilities) include the following as of December 31, 2004, 2003 and 2002:

	2004	2003	2002

Fixed assets	$2,012	$310	$41
Prepaid rent	323	149	112
Capitalized general and administrative expense under 263(A)	818	576	847
Deferred losses/gains	334	1,054	590
Capitalized interest under 263(A)	—	117	—

Total deferred tax assets	$3,487	$2,206	$1,590

Straight-line rent	(430)	(438)	(311)

Total deferred tax liabilities	$(430)	$(438)	$(311)

Total net deferred tax asset	$3,057	$1,768	$1,279

      The Company does not have any net operating loss carryforwards or tax credit carryforwards.
      The Company’s components of income tax (expense) benefit for the years ended December 31, 2004, 2003 and 2002 are as follows:

		Restated

	2004	2003	2002

Tax expense associated with income from operations on sold properties which is included in discontinued operations	$(1,690)	$(1,354)	$(947)
Tax expense associated with gains and losses on the sale of real estate which is included in discontinued operations	(8,434)	(1,850)	(1,513)
Tax expense associated with gains and losses on the sale of real estate	(5,324)	(2,348)	(3,394)
Income tax benefit ($850 provision for income tax included in Equity in Income from Joint Ventures for 2004)	7,009	4,950	2,188

Income tax expense	$(8,439)	$(602)	$(3,666)

      The income tax benefit (expense) pertaining to income from continuing operations and gain on sale of real estate differs from the amounts computed by applying the applicable federal statutory rate as follows:

	2004	2003	2002

Tax benefit (expense) at Federal rate related to continuing operations	1,499	2,026	(1,057)
State Tax benefit (expense), net of Federal benefit (expense)	186	337	(173)
Meals and Entertainment	(16)	(12)	(16)
Prior year provision to return adjustments	10	205	—
Other	6	46	40

Income tax benefit (expense)	1,685	2,602	(1,206)

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)
      In the consolidated statements of operations for the years ended December 31, 2003 and 2002 most recently presented on the Company’s Form 8-K filed July 30, 2004, the Company classified its entire tax provision to income from discontinued operations. Based on a review of its presentation of income taxes under FAS 109, the Company has reconsidered such presentation and determined that the Company’s income tax provision should be allocated between income from continuing operations, income from discontinued operations and gain on sale of real estate. The columns titled “Restatement of Benefit (Expense) for Income Tax” reflect the FAS 109 adjustments to restate the consolidated statements of operations for the years ended December 31, 2003 and 2002 reflected in the Form 8-K filed on July 30, 2004. The columns titled “Adjustment for Discontinued Operations” reflect the adjustments to reconcile the restated consolidated statements of operations to the consolidated statements of operations in the 2004 Form 10-K. These adjustments reflect the reclassification of operations and gain on sale of real estate to discontinued operations for properties sold in 2004 that meet the criteria of FAS 144 as well as adjustments to properly allocate the income tax provision/benefit between income from continuing operations, income from discontinued operations and gain on sale of real estate due to the FAS 144 reclassifications.
Restatements of Consolidated Statements of Operations

	For the Year Ended December 31, 2003

	As Previously	Restatement of
	Reported on	Benefit		Adjustment for	As Reported
	Form 8-K Filed	(Expense) for	Restated	Discontinued	on 2004
	July 30, 2004	Income Tax	Amounts	Operations	Form 10-K

Income from Continuing Operations Before Income Tax Benefit, Equity in Income of Joint Ventures, Net and Income Allocated to Minority Interest	19,801		19,801	(9,893)	9,908
Income Tax Benefit	—	4,322	4,322	628	4,950
Equity in Income of Joint Ventures, Net of Income Taxes	539		539		539
Minority Interest Allocable to Continuing Operations	(166)	(634)	(800)	1,362	562

Income from Continuing Operations	20,174	3,688	23,862	(7,903)	15,959
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $77,636, Net of Income Taxes), Net of Income Taxes	94,163	(1,983)	92,180	9,086	101,266
Minority Interest Allocable to Discontinued Operations	(13,870)	289	(13,581)	(1,335)	(14,916)

Income Before Gain on Sale of Real Estate	100,467	1,994	102,461	(152)	102,309
Gain on Sale of Real Estate, Net of Income Taxes	15,605	(2,339)	13,266	179	13,445
Minority Interest Allocable to Gain on Sale of Real Estate	(2,299)	345	(1,954)	(27)	(1,981)

Net Income	113,773	—	113,773	—	113,773
Less: Preferred Stock Dividends	(20,176)	—	(20,176)	—	(20,176)

Net Income Available to Common Stockholders	$93,597	$—	$93,597	$—	$93,597

Basic Earnings Per Share:
Income from Continuing Operations	$0.35	$0.04	$0.39	$(0.20)	$0.19

Income from Discontinued Operations	$2.08	$(0.04)	$2.04	$0.20	$2.24

Net Income Available to Common Stockholders	$2.43	$—	$2.43	$—	$2.43

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)

	For the Year Ended December 31, 2003

	As Previously	Restatement of
	Reported on	Benefit		Adjustment for	As Reported
	Form 8-K Filed	(Expense) for	Restated	Discontinued	on 2004
	July 30, 2004	Income Tax	Amounts	Operations	Form 10-K

Weighted Average Shares Outstanding	38,542		38,542		38,542

Diluted Earnings Per Share:
Income from Continuing Operations	$0.34	$0.04	$0.39	$(0.20)	$0.19

Income from Discontinued Operations	$2.08	$(0.04)	$2.03	$0.20	$2.23

Net Income Available to Common Stockholders	$2.42	$—	$2.42	$—	$2.42

Weighted Average Shares Outstanding	38,663		38,663		38,663

	For the Year Ended December 31, 2002

	As Previously	Restatement of
	Reported on	Benefit		Adjustment for	As Reported
	Form 8-K Filed	(Expense) for	Restated	Discontinued	on 2004
	July 30, 2004	Income Tax	Amounts	Operations	Form 10-K

Income from Continuing Operations Before Income Tax Benefit, Equity in Income of Joint Ventures, Net and Income Allocated to Minority Interest	31,920		31,920	(9,608)	22,312
Income Tax Benefit	—	1,815	1,815	373	2,188
Equity in Income of Joint Ventures, Net of Income Taxes	463		463		463
Minority Interest Allocable to Continuing Operations	(758)	(273)	(1,031)	1,383	352

Income from Continuing Operations	31,625	1,542	33,167	(7,852)	25,315
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $56,810, Net of Income Taxes), Net of Income Taxes	87,716	1,579	89,295	9,235	98,530
Minority Interest Allocable to Discontinued Operations	(13,141)	(236)	(13,377)	(1,383)	(14,760)

Income Before Gain on Sale of Real Estate	106,200	2,885	109,085	—	109,085
Gain on Sale of Real Estate, Net of Income Taxes	16,476	(3,394)	13,082		13,082
Minority Interest Allocable to Gain on Sale of Real Estate	(2,468)	509	(1,959)	—	(1,959)

Net Income	120,208	—	120,208	—	120,208
Less: Preferred Stock Dividends	(23,432)	—	(23,432)	—	(23,432)
Less: Redemption of Preferred Stock	(3,707)	—	(3,707)	—	(3,707)

Net Income Available to Common Stockholders	$93,069	$—	$93,069	$—	$93,069

Basic Earnings Per Share:
Income from Continuing Operations	$0.48	$(0.03)	$0.44	$(0.20)	$0.24

Income from Discontinued Operations	$1.92	$0.03	$1.95	$0.20	$2.15

Net Income Available to Common Stockholders	$2.39	$—	$2.39	$—	$2.39

Weighted Average Shares Outstanding	38,927		38,927		38,927

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)

	For the Year Ended December 31, 2002

	As Previously	Restatement of
	Reported on	Benefit		Adjustment for	As Reported
	Form 8-K Filed	(Expense) for	Restated	Discontinued	on 2004
	July 30, 2004	Income Tax	Amounts	Operations	Form 10-K

Diluted Earnings Per Share:
Income from Continuing Operations	$0.47	$(0.03)	$0.44	$(0.20)	$0.24

Income from Discontinued Operations	$1.90	$0.03	$1.94	$0.20	$2.14

Net Income Available to Common Stockholders	$2.38	$—	$2.38	$—	$2.38

Weighted Average Shares Outstanding	39,165		39,165		39,165

12.	Future Rental Revenues
      The Company’s properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under non-cancelable operating leases in effect as of December 31, 2004 are approximately as follows:

2005	224,859
2006	179,898
2007	137,536
2008	101,308
2009	70,592
Thereafter	255,538

Total	$969,731

13.	Employee Benefit Plans
      The Company maintains three stock incentive plans (the “Stock Incentive Plans”) which are administered by the Compensation Committee of the Board of Directors. There are approximately 10.0 million shares reserved under the Stock Incentive Plans. Only officers and other employees of the Company and its affiliates generally are eligible to participate in the Stock Incentive Plans. However, Independent Directors of the Company have received automatic annual grants of options to purchase 10,000 shares at a per share exercise price equal to the fair market value of a share on the date of grant.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except per share data)
      The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards, (iv) performance share awards and (v) dividend equivalent rights. The exercise price of the stock options is determined by the Compensation Committee. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Company. As of December 31, 2004, stock options and restricted stock covering 1.9 million shares were outstanding and 2.8 million shares were available under the Stock Incentive Plans. The outstanding stock options generally vest over one to three year periods and have lives of ten years. Stock option transactions are summarized as follows:

		Weighted
		Average	Exercise Price
	Shares	Exercise Price	Per Share

Outstanding at December 31, 2001	2,949,445	$29.55	$18.25-$33.125
Granted	945,600	$30.72	$30.53-$33.15
Exercised	(561,418)	$28.32	$22.75-$33.125
Expired or Terminated	(190,992)	$30.52	$25.125-$33.125

Outstanding at December 31, 2002	3,142,635	$30.06	$18.25-$33.15
Exercised	(531,473)	$27.99	$20.25-$33.13
Expired or Terminated	(107,149)	$31.34	$25.13-$33.13

Outstanding at December 31, 2003	2,504,013	$30.45	$18.25-$33.15
Exercised	(1,663,652)	$30.33	$18.25-$33.15
Expired or Terminated	(16,940)	$30.17	$22.75-$33.13

Outstanding at December 31, 2004	823,421	$30.74	$18.25-$33.15

      The following table summarizes currently outstanding and exercisable options as of December 31, 2004:

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price

$18.25-$27.69	87,170	2.6	$24.83	87,170	$24.83
$30.00-$33.15	736,251	6.0	$31.43	622,356	$31.54
      In September 1994, the Board of Directors approved and the Company adopted a 401(k)/ Profit Sharing Plan. Under the Company’s 401(k)/ Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. The Company may make, but is not required to make, matching contributions. For the years ended December 31, 2004, 2003 and 2002, the Company made matching contributions of approximately $269, $109, and $99, respectively.
      During 2004, the Company awarded 206,117 shares of restricted Common Stock to certain employees and 10,500 shares of restricted Common Stock to certain Directors. These restricted shares of Common Stock had a fair value of approximately $8,379 on the date of grant. The restricted Common Stock vests over a period from one to ten years. Compensation expense will be charged to earnings over the vesting period.
      During 2003, the Company awarded 692,888 shares of restricted Common Stock to certain employees and 11,956 shares of restricted Common Stock to certain Directors. These restricted shares of Common

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)
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

14.	Related Party Transactions
      The Company periodically engages in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of one of the Company’s officers/ Directors is an employee of CB Richard Ellis, Inc. For the years ended December 31, 2004, 2003 and 2002, this relative received brokerage commissions in the amount of $29, $116 and $74, respectively, from the Company.

15.	Commitments and Contingencies
      In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.
      Ten properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times at appraised fair market value or at a fixed purchase price in excess of the Company’s depreciated cost of the asset. At December 31, 2004, the Company has received notice from one tenant who intends to exercise its option to purchase a building from the Company. This building is included in real estate held for sale at December 31, 2004.
      The Company has committed to the construction of certain industrial properties totaling approximately .6 million square feet (unaudited) of GLA. The estimated total construction costs are approximately $71.5 million (unaudited). Of this amount, approximately $59.1 million (unaudited) remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated completion cost stated above.
      At December 31, 2004, the Company had 20 other letters of credit outstanding in the aggregate amount of $15,710. These letters of credit expire between March 2005 and April 2007.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)

Ground and Operating Lease Agreements
      Future minimum rental payments under the terms of all non-cancelable ground and operating leases under which the Company is the lessee, as of December 31, 2004, are as follows:

2005	1,718
2006	1,745
2007	1,118
2008	920
2009	820
Thereafter	34,586

Total	$40,907

16.	Subsequent Events
      On January 24, 2005, the Company and the Operating Partnership paid a fourth quarter 2004 distribution of $.6950 per common share/unit, totaling approximately $34,255.
      On March 1, 2005, the Company declared a first quarter 2005 distribution of $.6950 per common share/unit on its common stock/units which is payable on April 18, 2005. The Company also declared first quarter 2005 dividends of $53.906 per share ($.53906 per Depositary Share), on its Series C Preferred Stock, totaling, in the aggregate, approximately $1,078, which is payable on March 31, 2005; semi-annual dividends of $3,118.00 per share ($31.18 per Depositary Share) on its Series F Preferred Stock, totaling, in the aggregate, approximately $1,559, which is payable on March 31, 2005; and semi-annual dividends of $3,618.00 per share ($36.18 per Depositary Share) on its Series G Preferred Stock, totaling, in the aggregate, approximately $904, which is payable on March 31, 2005.
      From January 1, 2005 to March 23, 2005, the Company awarded 189,878 shares of restricted common stock to certain employees and 1,012 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $8,014 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.
      From January 1, 2005 to March 23, 2005, the Company acquired eight industrial properties and several land parcels for a total estimated investment of approximately $47,624 (approximately $1,507 of which was made through the issuance of limited partnership interests in the Operating Partnership (“Units”)). The Company also sold thirteen industrial properties and several land parcels for approximately $136,044 of gross proceeds during this period.
      On March 21, 2005, the Company, through wholly-owned limited liability companies in which a wholly-owned company of the Operating Partnership or the Operating Partnership is the sole member, entered into a joint venture arrangement with an institutional investor to invest in industrial properties (the “March 2005 Joint Venture”). The Company, through wholly-owned limited liability companies in which a wholly-owned company of the Operating Partnership or the Operating Partnership is the sole member, owns a ten percent equity interest in and provides property management, leasing, development, disposition and portfolio management services to the March 2005 Joint Venture.
      On January 13, 2005, the Company, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Company is in the process of constructing. This interest rate protection agreement has a

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)
notional value of $50,000, is based on the five year treasury, has a strike rate of 3.936% and settles on October 4, 2005. Per Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), fair value and cash flow hedge accounting for hedges of nonfinancial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a nonfinancial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement doesn’t qualify for hedge accounting and the change in value of the interest rate protection agreement will be recognized immediately in net income as opposed to other comprehensive income.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

17.	Quarterly Financial Information (unaudited)
      The following table summarizes quarterly financial information of the Company. The first, second and third fiscal quarters of 2004 and all fiscal quarters in 2003 have been restated in accordance with FAS 144. Additionally, due to the adjustments to the allocation of the income tax (provision) benefit to different line items (See Note 11), the consolidated statements of operations for the quarters ended March 31, 2004 and 2003, June 30, 2004 and 2003, September 30, 2004 and 2003 and December 2003 have been restated. As a result, income from continuing operations, income from discontinued operations and gain on sale of real estate in this table will not agree to the income from continuing operations, income from discontinued operations and gain on sale of real estate presented in prior financial statements filed with the Securities and Exchange Commission.
      The impact on income from continuing operations, net of minority interest from amounts previously reported ($3,112, $(686), and $25,423 for the quarters ended March 31, June 30 and September 30, 2004, respectively) is to increase income from continuing operations, net of minority interest by $465, $782, and $1,863 for the quarters ended March 31, June 30, and September 30, 2004, respectively. The impact on gain on sale, net of minority interest from amounts previously reported ($2,782, $2,878 and $2,514 for the quarters March 31, June 30 and September 30, 2004, respectively) is to decrease gain on sale, net of minority interest by $(626), $(612) and $(832) for the quarters March 31, June 30 and September  30, 2004, respectively. The total impact on income (loss) from continuing operations, net of minority interest (including gain on sale of real estate, net of minority interest) was to increase basic and diluted EPS by $0.00, $0.00 and $0.03 for the quarters ended March 31, June 30, and September 30, 2004, respectively. The impact on income from discontinued operations, net of minority interest from amounts previously reported ($22,146, $24,047, and $8,547 for the quarters ended March 31, June 30, September 30, 2004, respectively) is to increase (decrease) income from discontinued operations, net of minority interest by $161, $(170), and $(1,031), respectively and decrease basic and diluted EPS by $0.00, $0.00, $(0.03) for the quarters March 31, June 30, and September 30, 2004, respectively.
      The impact on income from continuing operations, net of minority interest from amounts previously reported ($9,832, $2,599, $3,640 and $1,912 for the quarters ended March 31, June 30, September 30, and December 31, 2003 respectively) is to increase income from continuing operations, net of minority interest by $854, $1,115, $840, and $1,018 for the quarters ended March 31, June 30, September 30, and December 31, 2003, respectively. The impact on gain on sale from amounts previously reported ($1,104, $2,840, $3,929 and $5,428 for the quarters ended March 31, June 30, September 30 and December 31, 2003, respectively) is to decrease gain on sale, net of minority interest by $(22), $(298), $(1,532) and $(215) for the quarters ended March 31, June 30, September 30, and December 31, 2003, respectively. The total impact on income from continuing operations, net of minority interest (including gain on sale of real estate, net of minority interest) was to increase (decrease) basic and diluted EPS by $0.02, $0.02, $(0.02) and $0.02 for the quarters ended March 31, June 30, September 30, and December 31, 2003, respectively. The impact on income from discontinued operations, net of minority interest from amounts previously reported ($19,614, $18,034, $23,125 and $21,716 for the quarters ended March 31, June 30, September 30, and December 31, 2003, respectively) is to increase (decrease) income from discontinued operations, net of minority interest by $(832), $(817), $692 and $(803), respectively and increase (decrease) basic and diluted EPS by $(0.02), $(0.02), $0.02 and $(0.02) for the quarters ended March 31, June 30, September 30, and December 31, 2003, respectively.
      Net income available to common stockholders and basic and diluted EPS from net income available to common stockholders has not been affected.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share data)

	Year Ended December 31, 2004

	Restated

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total Revenues	$78,407	$76,059	$78,386	$86,880
Equity in Income (Loss) of Joint Ventures	245	301	35,913	(8)
Income (Loss) from Continuing Operations, Net of Income Tax and Minority Interest	1,450	(1,171)	26,283	(2,332)
Income from Discontinued Operations, Net of Income Tax	28,504	29,154	9,841	21,181
Minority Interest Allocable to Discontinued Operations	(4,070)	(4,010)	(1,299)	(2,788)
Gain on Sale of Real Estate, Net of Income Tax	2,516	2,627	1,949	4,339
Minority Interest Allocable to Gain on Sale of Real Estate	(360)	(361)	(290)	(557)
Net Income	28,040	26,239	36,484	19,843
Preferred Stock Dividends	(5,044)	(4,790)	(2,344)	(2,310)
Redemption of Preferred Stock	—	(7,359)	(600)	—

Net Income Available to Common Stockholders	$22,996	$14,090	$33,540	$17,533

Basic Earnings Per Share:
(Loss) Income From Continuing Operations	$(0.04)	$(0.27)	$0.62	$(0.02)

Income From Discontinued Operations	$0.62	$0.62	$0.21	$0.44

Net Income Available to Common Stockholders	$0.58	$0.35	$0.83	$0.42

Weighted Average Shares Outstanding	39,530	40,336	40,450	41,899

Diluted Earnings Per Share:
(Loss) Income From Continuing Operations	$(0.04)	$(0.27)	$0.61	$(0.02)

Income From Discontinued Operations	$0.61	$0.62	$0.21	$0.44

Net Income Available to Common Stockholders	$0.57	$0.35	$0.82	$0.42

Weighted Average Shares Outstanding	39,995	40,584	40,764	42,216

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share data)

	Year Ended December 31, 2003

	Restated

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total Revenues	$81,814	$73,134	$76,051	$76,816
Equity in Income (Loss) of Joint Ventures	174	269	262	(166)
Income from Continuing Operations, Net of Income Tax and Minority Interest	8,679	2,575	3,816	889
Income from Discontinued Operations, Net of Income Tax	24,407	21,527	28,764	26,568
Minority Interest Allocable to Discontinued Operations	(3,595)	(3,171)	(4,288)	(3,862)
Gain on Sale of Real Estate, Net of Income Tax	1,253	2,986	2,809	6,397
Minority Interest Allocable to Gain Sale of Real Estate	(194)	(444)	(407)	(936)
Net Income	30,550	23,473	30,694	29,056
Preferred Stock Dividends	(5,044)	(5,044)	(5,044)	(5,044)

Net Income Available to Common Stockholders	$25,506	$18,429	$25,650	$24,012

Basic Earnings Per Share:
Income (loss) From Continuing Operations	$0.12	$0.00	$0.03	$0.03

Income from Discontinued Operations	$0.54	$0.48	$0.63	$0.59

Net Income Available to Common Stockholders	$0.66	$0.48	$0.67	$0.62

Weighted Average Shares Outstanding	38,386	38,446	38,563	38,767

Diluted Earnings Per Share:
Income (loss) From Continuing Operations	$0.12	$0.00	$0.03	$0.03

Income from Discontinued Operations	$0.54	$0.48	$0.63	$0.58

Net Income Available to Common Stockholders	$0.66	$0.48	$0.66	$0.61

Weighted Average Shares Outstanding	38,446	38,573	38,701	39,096

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share data)

18.	Pro Forma Financial Information (unaudited)
      The following Pro Forma Condensed Statements of Operations for the years ended December 31, 2004 and 2003 (the “Pro Forma Statements”) are presented as if the acquisition of 66 operating industrial properties between January 1, 2004 and December 31, 2004 had been acquired on January 1, 2003. The Pro Forma Condensed Statements of Operations include all necessary adjustments to reflect the occurrence of purchases and sales of properties during 2004 as of January 1, 2003.
      The Pro Forma Statements are not necessarily indicative of what the Company’s results of operations would have been for the years ended December 31, 2004 and 2003, nor do they purport to present the future results of operations of the Company.
Pro Forma Condensed Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003

Total Revenues	$336,625	$334,048
Property Expenses	(113,175)	(107,279)
General and Administrative Expense	(39,569)	(26,953)
Amortization of Deferred Financing Costs	(1,931)	(1,764)
Depreciation and Other Amortization	(102,256)	(87,428)
Total Other Income/ Expense	(92,150)	(88,799)

(Loss) Income from Continuing Operations Before Equity in Income of Joint Ventures and Income Allocated to Minority Interest	(12,456)	21,825
Income Tax Benefit	6,746	3,205
Equity in Income of Joint Ventures, Net	36,451	539
Minority Interest Allocable to Continuing Operations	(1,138)	(794)

Income from Continuing Operations	$29,603	$24,775

Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest Per Weighted Average Common Share Outstanding:
Basic	$.42	$.42

Diluted	$.42	$.42

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule
To the Board of Directors and Stockholders
of First Industrial Realty Trust, Inc.:
      Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 30, 2005 of First Industrial Realty Trust, Inc. and its subsidiaries which report consolidated financial statements, and assessments are included in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule on Page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
PricewaterhouseCoopers LLP
Chicago, Illinois
March 30, 2005

FIRST INDUSTRIAL REALTY TRUST, INC.
SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As Of December 31, 2004
(Dollars in thousands)

					(s)
					Costs
					Capitalized	Gross Amount Carried
					Subsequent to	at Close of Period 12/31/04
			(b)		Acquisition or
			Initial Cost		Completion				Accumulated
	Location	(a)			and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/04	Renovated	Lives (Years)

Atlanta
4250 River Green Parkway	Duluth, GA		$264	1,522	$237	$264	$1,759	$2,023	$467	1988	(o)
3400 Corporate Parkway	Duluth, GA		281	1,621	337	281	1,958	2,239	576	1987	(o)
3450 Corporate Parkway	Duluth, GA		506	2,904	358	506	3,262	3,768	841	1988	(o)
3500 Corporate Parkway	Duluth, GA		260	1,500	176	260	1,676	1,936	471	1991	(o)
3425 Corporate Parkway	Duluth, GA		385	2,212	257	385	2,469	2,854	681	1990	(o)
1650 GA Highway 155	McDonough, GA		788	4,544	345	788	4,889	5,677	1,432	1991	(o)
14101 Industrial Park Boulevard	Covington, GA		285	1,658	710	285	2,368	2,653	529	1984	(o)
801-804 Blacklawn Road	Conyers, GA		361	2,095	831	361	2,926	3,287	696	1982	(o)
1665 Dogwood Drive	Conyers, GA		635	3,662	249	635	3,911	4,546	1,058	1973	(o)
1715 Dogwood Drive	Conyers, GA		288	1,675	251	288	1,926	2,214	579	1973	(o)
11235 Harland Drive	Covington, GA		125	739	93	125	832	957	220	1988	(o)
4050 Southmeadow Parkway	Atlanta, GA		401	2,813	302	425	3,091	3,516	804	1991	(o)
4051 Southmeadow Parkway	Atlanta, GA		726	4,130	1,078	726	5,208	5,934	1,391	1989	(o)
4071 Southmeadow Parkway	Atlanta, GA		750	4,460	1,084	828	5,466	6,294	1,471	1991	(o)
4081 Southmeadow Parkway	Atlanta, GA		1,012	5,918	881	1,157	6,654	7,811	1,648	1989	(o)
3312 N. Berkeley Lake Road(r)	Duluth, GA		2,937	5,450	13,169	3,052	18,504	21,556	4,209	1969/90	(o)
370 Great Southwest Parkway(k)	Atlanta, GA		527	2,984	556	546	3,521	4,067	766	1986	(o)
955 Cobb Place	Kennesaw, GA		780	4,420	535	804	4,931	5,735	894	1991	(o)
2039 Monier Blvd	Lithia Springs, GA		651	2,770	(3)	501	2,917	3,418	357	1999	(o)
1005 Sigman Road	Conyers, GA		566	3,134	153	574	3,279	3,853	434	1986	(o)
2050 East Park Drive	Conyers, GA		452	2,504	194	459	2,691	3,150	440	1998	(o)
201 Greenwood	McDonough, GA		2,066	304	21,114	2,521	20,963	23,484	2,648	1999	(o)
220 Greenwood Court	McDonough, GA		2,015	—	8,819	1,700	9,134	10,834	704	2000	(o)
1255 Oakbrook Drive	Norcross, GA		195	1,107	78	197	1,183	1,380	103	1984	(o)
1256 Oakbrook Drive	Norcross, GA		336	1,907	318	339	2,222	2,561	210	1984	(o)
1265 Oakbrook Drive	Norcross, GA		307	1,742	179	309	1,919	2,228	159	1984	(o)
1266 Oakbrook Drive	Norcross, GA		234	1,326	52	235	1,377	1,612	116	1984	(o)

					(s)
					Costs
					Capitalized	Gross Amount Carried
					Subsequent to	at Close of Period 12/31/04
			(b)		Acquisition or
			Initial Cost		Completion				Accumulated
	Location	(a)			and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/04	Renovated	Lives (Years)

Atlanta — (Continued)
1275 Oakbrook Drive	Norcross, GA		400	2,269	96	403	2,362	2,765	199	1986	(o)
1280 Oakbrook Drive	Norcross, GA		281	1,592	236	283	1,826	2,109	165	1986	(o)
1300 Oakbrook Drive	Norcross, GA		420	2,381	63	423	2,441	2,864	208	1986	(o)
1325 Oakbrook Drive	Norcross, GA		332	1,879	200	334	2,077	2,411	173	1986	(o)
1351 Oakbrook Drive	Norcross, GA		370	2,099	115	373	2,211	2,584	201	1984	(o)
1346 Oakbrook Drive	Norcross, GA		740	4,192	121	744	4,309	5,053	367	1985	(o)
1412 Oakbrook Drive	Norcross, GA		313	1,776	148	315	1,922	2,237	159	1985	(o)
7800 The Bluffs(r)	Austell, GA		490	2,415	397	496	2,806	3,302	150	1995	(o)
Greenwood Industrial Park	McDonough, GA		1,550	—	7,490	1,550	7,490	9,040	64	2003	(o)
3060 South Park Blvd	Ellenwood, GA		1,600	12,464	961	1,603	13,422	15,025	687	1992	(o)
1122 Milledge Street(r)	East Point, GA		210	1,190	49	233	1,216	1,449	3	1956/1999	(o)
Baltimore
3431 Benson	Baltimore, MD		553	3,062	250	562	3,303	3,865	551	1988	(o)
1811 Portal	Baltimore, MD		327	1,811	344	354	2,128	2,482	468	1987	(o)
1831 Portal	Baltimore, MD		268	1,486	452	290	1,916	2,206	421	1990	(o)
1820 Portal	Baltimore, MD	(f)	884	4,891	454	899	5,330	6,229	885	1982	(o)
6615 Tributary	Baltimore, MD		420	2,327	148	432	2,463	2,895	424	1987	(o)
4845 Governors Way	Frederick, MD		810	4,487	412	824	4,885	5,709	798	1988	(o)
8900 Yellow Brick Road	Baltimore, MD		447	2,473	372	475	2,817	3,292	477	1982	(o)
7476 New Ridge	Hanover, MD		394	2,182	208	401	2,383	2,784	419	1987	(o)
504 Advantage Way(r)	Aberdeen, MD		2,799	15,864	574	2,802	16,435	19,237	699	1987/92	(o)
9700 Martin Luther King Hwy	Lanham, MD		700	1,920	487	700	2,407	3,107	137	1980	(o)
9730 Martin Luther King Hwy	Lanham, MD		500	955	634	500	1,589	2,089	98	1980	(o)
4600 Boston Way	Lanham, MD		1,400	2,482	248	1,400	2,730	4,130	133	1980	(o)
4621 Boston Way(r)	Lanham, MD		1,100	3,070	245	1,100	3,315	4,415	145	1980	(o)
4720 Boston Way(r)	Lanham, MD		1,200	2,174	853	1,200	3,027	4,227	146	1979	(o)
2250 Randolph Drive	Dulles, VA		3,200	8,187	26	3,208	8,205	11,413	73	1999	(o)
22630 Dulles Summit Court	Dulles, VA		2,200	9,346	29	2,206	9,369	11,575	126	1998	(o)
9800 Martin Luther King Hwy	Lanham, MD		1,200	2,457	543	1,200	3,000	4,200	132	1978	(o)
21550 Beaumeade Circle	Ashburn, VA		1,100	2,758	10	1,103	2,765	3,868	34	1990	(o)
21580 Beaumeade Circle	Ashburn, VA		1,600	3,772	15	1,605	3,782	5,387	42	1990	(o)
4501 Hollins Ferry Road	Baltimore, MD		3,000	10,108	222	3,058	10,272	13,330	58	1982/92	(o)

					(s)
					Costs
					Capitalized	Gross Amount Carried
					Subsequent to	at Close of Period 12/31/04
			(b)		Acquisition or
			Initial Cost		Completion				Accumulated
	Location	(a)			and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/04	Renovated	Lives (Years)

Central Pennsylvania
1214-B Freedom Road	Cranberry Township, PA		31	994	613	200	1,438	1,638	705	1982	(o)
401 Russell Drive	Middletown, PA		262	857	1,863	287	2,695	2,982	1,206	1990	(o)
2700 Commerce Drive	Middletown, PA		196	997	710	206	1,697	1,903	763	1990	(o)
2701 Commerce Drive	Middletown, PA		141	859	1,172	164	2,008	2,172	787	1989	(o)
2780 Commerce Drive	Middletown, PA		113	743	1,051	209	1,698	1,907	790	1989	(o)
7125 Grayson Road	Harrisburg, PA		1,514	8,779	143	1,514	8,922	10,436	2,369	1991	(o)
7253 Grayson Road	Harrisburg, PA		894	5,168	215	894	5,383	6,277	1,562	1990	(o)
5020 Louise Drive	Mechanicsburg, PA		707	—	2,800	716	2,791	3,507	635	1995	(o)
7195 Grayson	Harrisburg, PA		478	2,771	190	479	2,960	3,439	732	1994	(o)
3380 Susquehanna Trail North	York, PA		450	2,550	152	467	2,685	3,152	522	1990	(o)
350 Old Silver Springs Road	Mechanicsburg, PA		510	2,890	4,480	541	7,339	7,880	1,267	1968/97	(o)
16522 Hunters Green Parkway	Hagerstown, MD	(h)	1,390	13,104	3,945	1,863	16,576	18,439	715	2000	(o)
18212 Shawley Drive	Hagerstown, MD		1,000	5,847	106	1,016	5,937	6,953	69	1992	(o)
270 Old Silver Spring Road	Mechanicsburg, PA		350	—	3,649	350	3,649	3,999	231	2001	(o)
Covington (CAT)	Gouldsboro, PA		135	—	9,557	1,040	8,652	9,692	74	2003	(o)
37 Valleyview Business Park	Jessup, PA		576	—	2,490	542	2,524	3,066	5	2004	(o)
Chicago
720-730 Landwehr Road	Northbrook, IL		521	2,982	1,305	521	4,287	4,808	988	1978	(o)
20W201 101st Street	Lemont, IL		967	5,554	882	968	6,435	7,403	1,697	1988	(o)
3600 West Pratt Avenue	Lincolnwood, IL		1,050	5,767	1,346	1,050	7,113	8,163	1,788	1953/88	(o)
6750 South Sayre Avenue	Bedford Park, IL		224	1,309	443	224	1,752	1,976	449	1975	(o)
585 Slawin Court	Mount Prospect, IL		611	3,505	183	611	3,688	4,299	928	1992	(o)
2300 Windsor Court	Addison, IL		688	3,943	552	696	4,487	5,183	1,272	1986	(o)
3505 Thayer Court	Aurora, IL		430	2,472	45	430	2,517	2,947	671	1989	(o)
305-311 Era Drive	Northbrook, IL		200	1,154	192	205	1,341	1,546	371	1978	(o)
4330 South Racine Avenue	Chicago, IL		448	1,893	549	468	2,422	2,890	1,787	1978	(o)
12241 Melrose Street	Franklin Park, IL		332	1,931	1,940	469	3,734	4,203	972	1969	(o)
3150-3160 MacArthur Boulevard	Northbrook, IL		439	2,518	112	429	2,640	3,069	771	1978	(o)
365 North Avenue	Carol Stream, IL		1,081	6,882	2,659	1,111	9,511	10,622	2,231	1969	(o)
2942 MacArthur Boulevard	Northbrook, IL		315	1,803	313	311	2,120	2,431	721	1979	(o)
305-307 East North Ave	Carol Stream, IL		126	—	2,737	128	2,735	2,863	302	1999	(o)
11939 S Central Avenue	Alsip, IL		1,208	6,843	2,165	1,305	8,911	10,216	1,578	1972	(o)
405 East Shawmut	LaGrange, IL		368	2,083	171	387	2,235	2,622	411	1965	(o)
1010-50 Sesame Street	Bensenville, IL		979	5,546	2,073	1,048	7,550	8,598	1,111	1976	(o)
7401 South Pulaski	Chicago, IL		664	3,763	1,304	669	5,062	5,731	934	1975/86	(o)

					(s)
					Costs
					Capitalized	Gross Amount Carried
					Subsequent to	at Close of Period 12/31/04
			(b)		Acquisition or
			Initial Cost		Completion				Accumulated
	Location	(a)			and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/04	Renovated	Lives (Years)

Chicago — (Continued)
7501 S. Pulaski	Chicago, IL		360	2,038	963	318	3,043	3,361	675	1975/86	(o)
385 Fenton Lane	West Chicago, IL		868	4,918	567	884	5,469	6,353	1,063	1990	(o)
335 Crossroad Parkway	Bolingbrook, IL		1,560	8,840	863	1,585	9,678	11,263	1,763	1996	(o)
905 Paramount	Batavia, IL		243	1,375	390	252	1,756	2,008	309	1977	(o)
1005 Paramount	Batavia, IL		282	1,600	377	293	1,966	2,259	346	1978	(o)
2120-24 Roberts	Broadview, IL		220	1,248	430	231	1,667	1,898	381	1960	(o)
700 Business Center Drive	Mount Prospect, IL		270	1,492	120	288	1,594	1,882	162	1980	(o)
555 Business Center Drive	Mount Prospect, IL		241	1,336	97	252	1,422	1,674	147	1981	(o)
800 Business Center Drive	Mount Prospect, IL		631	3,493	233	666	3,691	4,357	376	1988/99	(o)
580 Slawin Court	Mount Prospect, IL		233	1,292	140	254	1,411	1,665	144	1985	(o)
1150 Feehanville Drive	Mount Prospect, IL		260	1,437	139	273	1,563	1,836	171	1983	(o)
1200 Business Center D rive	Mount Prospect, IL		765	4,237	387	814	4,575	5,389	517	1988/2000	(o)
1331 Business Center Drive	Mount Prospect, IL		235	1,303	136	255	1,419	1,674	145	1985	(o)
19W661 101st Street	Lemont, IL		1,200	6,643	356	1,220	6,979	8,199	554	1988	(o)
175 Wall Street	Glendale Heights, IL		427	2,363	61	433	2,418	2,851	175	1990	(o)
800-820 Thorndale Avenue	Bensenville, IL		751	4,159	70	761	4,219	4,980	220	1985	(o)
830-890 Supreme Drive	Bensenville, IL		671	3,714	247	679	3,953	4,632	257	1981	(o)
1661 Feehanville Drive	Mount Prospect, IL		985	5,455	644	1,044	6,040	7,084	612	1986	(o)
2250 Arthur Avenue	Elk Grove Village, IL		800	1,543	43	809	1,577	2,386	77	1973/86	(o)
1850 Toughy & 1158-60 McCage Ave	Elk Grove Village, IL		1,500	4,842	57	1,514	4,885	6,399	130	1978	(o)
501 Airport Road(r)	Aurora, IL		698	—	4,616	694	4,620	5,314	230	2002	(o)
251 Airport Road(r)	Aurora, IL		990	—	6,246	983	6,253	7,236	353	2002	(o)
Cincinnati
9900-9970 Princeton	Cincinnati, OH		545	3,088	1,688	566	4,755	5,321	1,222	1970	(o)
2940 Highland Avenue	Cincinnati, OH		1,717	9,730	2,194	1,772	11,869	13,641	2,788	1969/74	(o)
4700-4750 Creek Road	Blue Ash, OH		1,080	6,118	802	1,109	6,891	8,000	1,573	1960	(o)
12072 Best Place	Springboro, OH		426	—	3,182	443	3,165	3,608	542	1984	(o)
901 Pleasant Valley Drive	Springboro, OH		304	1,721	301	316	2,010	2,326	447	1984/94	(o)
4440 Mulhauser Road	Cincinnati, OH		1,067	39	5,329	655	5,780	6,435	1,008	1999	(o)
4434 Mulhauser Road	Cincinnati, OH		444	16	4,712	463	4,709	5,172	759	1999	(o)
9449 Glades Drive	Hamilton, OH		465	—	3,987	2	4,450	4,452	383	1999	(o)
420 Wars Corner Road(r)	Loveland, OH		600	1,083	928	606	2,005	2,611	182	1985	(o)
422 Wards Corner Road	Loveland, OH		600	1,811	330	605	2,136	2,741	224	1985	(o)

					(s)
					Costs
					Capitalized	Gross Amount Carried
					Subsequent to	at Close of Period 12/31/04
			(b)		Acquisition or
			Initial Cost		Completion				Accumulated
	Location	(a)			and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/04	Renovated	Lives (Years)

Cincinnati — (Continued)
7625 Empire Drive	Florence, KY		961	5,444	237	996	5,646	6,642	12	1960	(o)
4436 Muhlhauser Road(r)	Hamilton, OH		630	—	5,377	630	5,377	6,007	358	2001	(o)
4438 Muhlhauser Road(r)	Hamilton, OH		779	—	6,958	779	6,958	7,737	439	2000	(o)
10901 Kenwood(r)	Blue Ash, OH		750	1,650	194	1,080	1,514	2,594	103	1960	(o)
Columbus
3800 Lockbourne Industrial Pkwy	Columbus, OH		1,133	6,421	(112)	1,045	6,397	7,442	1,383	1986	(o)
3880 Groveport Road	Columbus, OH		2,145	12,154	322	1,955	12,666	14,621	2,671	1986	(o)
1819 North Walcutt Road	Columbus, OH		810	4,590	(453)	637	4,310	4,947	995	1973	(o)
4300 Cemetery Road(r)	Hillard, OH		1,103	6,248	(1,764)	764	4,823	5,587	1,009	1968/74	(o)
4115 Leap Road(k)	Hillard, OH		758	4,297	482	756	4,781	5,537	765	1977	(o)
3300 Lockbourne	Columbus, OH		708	3,920	1,226	710	5,144	5,854	933	1964	(o)
Dallas/ Fort Worth
1275-1281 Roundtable Drive	Dallas, TX		148	839	53	117	923	1,040	189	1966	(o)
2406-2416 Walnut Ridge	Dallas, TX		178	1,006	289	183	1,290	1,473	234	1978	(o)
12750 Perimeter Drive	Dallas, TX		638	3,618	352	660	3,948	4,608	700	1979	(o)
1324-1343 Roundtable Drive	Dallas, TX		178	1,006	294	184	1,294	1,478	284	1972	(o)
2401-2419 Walnut Ridge	Dallas, TX		148	839	119	153	953	1,106	169	1978	(o)
4248-4252 Simonton	Farmers Ranch, TX		888	5,032	408	920	5,408	6,328	1,011	1973	(o)
900-906 Great Southwest Pkwy	Arlington, TX		237	1,342	566	270	1,875	2,145	292	1972	(o)
2179 Shiloh Road	Garland, TX		251	1,424	115	256	1,534	1,790	299	1982	(o)
2159 Shiloh Road	Garland, TX		108	610	55	110	663	773	127	1982	(o)
2701 Shiloh Road	Garland, TX		818	4,636	1,293	923	5,824	6,747	1,074	1981	(o)
12784 Perimeter Drive(l)	Dallas, TX		350	1,986	509	396	2,449	2,845	469	1981	(o)
3000 West Commerce	Dallas, TX		456	2,584	530	469	3,101	3,570	518	1980	(o)
3030 Hansboro	Dallas, TX		266	1,510	481	276	1,981	2,257	387	1971	(o)
5222 Cockrell Hill	Dallas, TX		296	1,677	389	306	2,056	2,362	339	1973	(o)
405-407 113th	Arlington, TX		181	1,026	257	185	1,279	1,464	288	1969	(o)
816 111th Street	Arlington, TX		251	1,421	62	258	1,476	1,734	266	1972	(o)
7341 Dogwood Park	Richland Hills, TX		79	435	251	84	681	765	113	1973	(o)
7427 Dogwood Park	Richland Hills, TX		96	532	89	102	615	717	92	1973	(o)
7348-54 Tower Street	Richland Hills, TX		88	489	199	94	682	776	95	1978	(o)
7370 Dogwood Park	Richland Hills, TX		91	503	100	96	598	694	103	1987	(o)
7339-41 Tower Street	Richland Hills, TX		98	541	78	104	613	717	100	1980	(o)
7437-45 Tower Street	Richland Hills, TX		102	563	78	108	635	743	103	1977	(o)

					(s)
					Costs
					Capitalized	Gross Amount Carried
					Subsequent to	at Close of Period 12/31/04
			(b)		Acquisition or
			Initial Cost		Completion				Accumulated
	Location	(a)			and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/04	Renovated	Lives (Years)

Dallas/ Fort Worth — (Continued)
7331-59 Airport Freeway	Richland Hills, TX		354	1,958	422	372	2,362	2,734	420	1987	(o)
7338-60 Dogwood Park	Richland Hills, TX		106	587	107	112	688	800	130	1978	(o)
7450-70 Dogwood Park	Richland Hills, TX		106	584	175	112	753	865	164	1985	(o)
7423-49 Airport Freeway	Richland Hills, TX		293	1,621	546	308	2,152	2,460	504	1985	(o)
7400 Whitehall Street	Richland Hills, TX		109	603	81	115	678	793	104	1994	(o)
1602-1654 Terre Colony	Dallas, TX		458	2,596	239	468	2,825	3,293	378	1981	(o)
3330 Duncanville Road	Dallas, TX		197	1,114	27	199	1,139	1,338	130	1987	(o)
6851-6909 Snowden Road	Fort Worth, TX		1,025	5,810	434	1,038	6,231	7,269	832	1985/86	(o)
2351-2355 Merritt Drive	Garland, TX		101	574	128	103	700	803	93	1986	(o)
10575 Vista Park	Dallas, TX		366	2,074	111	371	2,180	2,551	245	1988	(o)
701-735 North Plano Road	Richardson, TX		696	3,944	111	705	4,046	4,751	470	1972/94	(o)
2259 Merritt Drive	Garland, TX		96	544	67	97	610	707	100	1986	(o)
2260 Merritt Drive	Garland, TX		319	1,806	54	323	1,856	2,179	212	1986/99	(o)
2220 Merritt Drive	Garland, TX		352	1,993	266	356	2,255	2,611	243	1986/2000	(o)
2010 Merritt Drive	Garland, TX		350	1,981	227	354	2,204	2,558	364	1986	(o)
2363 Merritt Drive	Garland, TX		73	412	61	74	472	546	51	1986	(o)
2447 Merritt Drive	Garland, TX		70	395	12	71	406	477	46	1986	(o)
2465-2475 Merritt Drive	Garland, TX		91	514	14	92	527	619	60	1986	(o)
2485-2505 Merritt Drive	Garland, TX		431	2,440	408	436	2,843	3,279	284	1986	(o)
2081 Hutton Drive — Bldg 1(l)	Carrollton, TX		448	2,540	451	453	2,986	3,439	370	1981	(o)
2150 Hutton Drive	Carrollton, TX		192	1,089	292	194	1,379	1,573	176	1980	(o)
2110 Hutton Drive	Carrollton, TX		374	2,117	187	377	2,301	2,678	260	1985	(o)
2025 McKenzie Drive	Carrollton, TX		437	2,478	431	442	2,904	3,346	338	1985	(o)
2019 McKenzie Drive	Carrollton, TX		502	2,843	206	507	3,044	3,551	348	1985	(o)
1420 Valwood Parkway — Bldg 1(k)	Carrollton, TX		460	2,608	558	466	3,160	3,626	354	1986	(o)
1620 Valwood Parkway(l)	Carrollton, TX		1,089	6,173	1,133	1,100	7,295	8,395	847	1986	(o)
1505 Luna Road — Bldg II	Carrollton, TX		167	948	60	169	1,006	1,175	111	1988	(o)
1625 West Crosby Road	Carrollton, TX		617	3,498	784	631	4,268	4,899	683	1988	(o)
2029-2035 McKenzie Drive	Carrollton, TX		330	1,870	991	306	2,885	3,191	425	1985	(o)
1840 Hutton Drive(k)	Carrollton, TX		811	4,597	539	819	5,128	5,947	521	1986	(o)
1420 Valwood Pkwy — Bldg II	Carrollton, TX		373	2,116	358	377	2,470	2,847	273	1986	(o)
2015 McKenzie Drive	Carrollton, TX		510	2,891	459	516	3,344	3,860	375	1986	(o)
2105 McDaniel Drive	Carrollton, TX		502	2,844	734	507	3,573	4,080	342	1986	(o)
2009 McKenzie Drive	Carrollton, TX		476	2,699	350	481	3,044	3,525	337	1987	(o)

					(s)
					Costs
					Capitalized	Gross Amount Carried
					Subsequent to	at Close of Period 12/31/04
			(b)		Acquisition or
			Initial Cost		Completion				Accumulated
	Location	(a)			and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/04	Renovated	Lives (Years)

Dallas/ Fort Worth — (Continued)
1505 Luna Road — Bldg I	Carrollton, TX		521	2,953	211	529	3,156	3,685	278	1988	(o)
900-1100 Avenue S	Grand Prairie, TX		623	3,528	337	629	3,859	4,488	295	1985	(o)
15001 Trinity Blvd	Ft. Worth, TX		529	2,998	44	534	3,037	3,571	177	1984	(o)
Plano Crossing(m)	Plano, TX		1,961	11,112	134	1,981	11,226	13,207	655	1998	(o)
7413A-C Dogwood Park	Richland Hills, TX		110	623	102	111	724	835	39	1990	(o)
7450 Tower Street	Richland Hills, TX		36	204	4	36	208	244	13	1977	(o)
7436 Tower Street	Richland Hills, TX		57	324	61	58	384	442	25	1979	(o)
7501 Airport Freeway	Richland Hills, TX		113	638	50	115	686	801	44	1983	(o)
7426 Tower Street	Richland Hills, TX		76	429	6	76	435	511	25	1978	(o)
7427-7429 Tower Street	Richland Hills, TX		75	427	15	76	441	517	25	1981	(o)
2840-2842 Handley Ederville Rd	Richland Hills, TX		112	635	15	113	649	762	38	1977	(o)
7451-7477 Airport Freeway	Richland Hills, TX		256	1,453	150	259	1,600	1,859	116	1984	(o)
7415 Whitehall Street	Richland Hills, TX		372	2,107	88	375	2,192	2,567	139	1986	(o)
7450 Whitehall Street	Richland Hills, TX		104	591	10	105	600	705	34	1978	(o)
7430 Whitehall Street	Richland Hills, TX		143	809	14	144	822	966	47	1985	(o)
7420 Whitehall Street	Richland Hills, TX		110	621	23	111	643	754	41	1985	(o)
300 Wesley Way	Richland Hills, TX		208	1,181	18	211	1,196	1,407	68	1995	(o)
825-827 Avenue H(k),(r)	Arlington, TX		600	3,006	95	604	3,097	3,701	53	1979	(o)
1013-31 Avenue M(r)	Grand Prairie, TX		300	1,504	17	302	1,519	1,821	26	1978	(o)
1172-84 113th Street(k)	Grand Prairie, TX		700	3,509	34	705	3,538	4,243	52	1980	(o)
1200-16 Avenue H(k)	Arlington, TX		600	2,846	42	604	2,884	3,488	47	1981/82	(o)
1322-66 N. Carrier Parkway(l)	Grand Prairie, TX		1,000	5,012	52	1,006	5,058	6,064	74	1979	(o)
2401-2407 Centennial Dr.	Arlington, TX		600	2,534	64	604	2,594	3,198	45	1977	(o)
3111 West Commerce Street	Dallas, TX		1,000	3,364	43	1,011	3,396	4,407	17	1979	(o)
2104 Hutton Drive	Carrollton, TX		246	1,393	59	249	1,449	1,698	157	1990	(o)
7451 Dogwood Park	Richland Hills, TX		133	753	195	134	947	1,081	103	1977	(o)
2821 Cullen Street	Fort Worth, TX		71	404	6	72	409	481	23	1961	(o)
1500 Broad Street	Mansfield, TX		250	1,617	288	301	1,854	2,155	57	1969/92	(o)
2301 Centennial Dr.	Arlington, TX		600	2,377	19	603	2,393	2,996	38	1970	(o)
Denver
7100 North Broadway — 1	Denver, CO		201	1,141	418	215	1,545	1,760	372	1978	(o)
7100 North Broadway — 2	Denver, CO		203	1,150	353	204	1,502	1,706	397	1978	(o)
7100 North Broadway — 3	Denver, CO		139	787	239	140	1,025	1,165	279	1978	(o)
7100 North Broadway — 5	Denver, CO		180	1,018	219	178	1,239	1,417	310	1978	(o)

					(s)
					Costs
					Capitalized	Gross Amount Carried
					Subsequent to	at Close of Period 12/31/04
			(b)		Acquisition or
			Initial Cost		Completion				Accumulated
	Location	(a)			and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/04	Renovated	Lives (Years)

Denver — (Continued)
7100 North Broadway — 6	Denver, CO		269	1,526	475	271	1,999	2,270	503	1978	(o)
20100 East 32nd Avenue Parkway	Aurora, CO		333	1,888	250	314	2,157	2,471	556	1997	(o)
5454 Washington	Denver, CO		154	873	252	156	1,123	1,279	256	1985	(o)
700 West 48th Street	Denver, CO		302	1,711	309	307	2,015	2,322	407	1984	(o)
702 West 48th Street	Denver, CO		135	763	214	139	973	1,112	268	1984	(o)
6425 North Washington	Denver, CO		374	2,118	377	385	2,484	2,869	536	1983	(o)
3370 North Peoria Street	Aurora, CO		163	924	201	163	1,125	1,288	343	1978	(o)
3390 North Peoria Street	Aurora, CO		145	822	100	147	920	1,067	191	1978	(o)
3508-3538 North Peoria Street	Aurora, CO		260	1,472	448	264	1,916	2,180	405	1978	(o)
3568 North Peoria Street	Aurora, CO		222	1,260	288	225	1,545	1,770	365	1978	(o)
4785 Elati	Denver, CO		173	981	249	175	1,228	1,403	308	1972	(o)
4770 Fox Street	Denver, CO		132	750	60	134	808	942	170	1972	(o)
1550 W. Evans	Denver, CO		388	2,200	434	385	2,637	3,022	503	1975	(o)
3751-71 Revere Street	Denver, CO		262	1,486	234	267	1,715	1,982	330	1980	(o)
3871 Revere	Denver, CO		361	2,047	422	368	2,462	2,830	407	1980	(o)
4570 Ivy Street	Denver, CO		219	1,239	288	220	1,526	1,746	390	1985	(o)
5855 Stapleton Drive North	Denver, CO		288	1,630	247	290	1,875	2,165	364	1985	(o)
5885 Stapleton Drive North	Denver, CO		376	2,129	246	380	2,371	2,751	461	1985	(o)
5977-5995 North Broadway	Denver, CO		268	1,518	241	271	1,756	2,027	325	1978	(o)
2952-5978 North Broadway	Denver, CO		414	2,346	733	422	3,071	3,493	644	1978	(o)
4721 Ironton Street	Denver, CO		232	1,313	1,518	236	2,827	3,063	739	1969	(o)
7100 North Broadway — 7	Denver, CO		215	1,221	266	217	1,485	1,702	362	1985	(o)
7100 North Broadway — 8	Denver, CO		79	448	211	80	658	738	223	1985	(o)
6804 East 48th Avenue	Denver, CO		253	1,435	266	256	1,698	1,954	313	1973	(o)
445 Bryant Street	Denver, CO		1,831	10,219	1,670	1,829	11,891	13,720	2,064	1960	(o)
East 47th Drive — A	Denver, CO		474	2,689	112	441	2,834	3,275	643	1997	(o)
9500 West 49th Street — A	Wheatridge, CO		283	1,625	279	286	1,901	2,187	364	1997	(o)
9500 West 49th Street — B	Wheatridge, CO		225	1,272	33	226	1,304	1,530	242	1997	(o)
9500 West 49th Street — C	Wheatridge, CO		602	3,409	98	600	3,509	4,109	658	1997	(o)
9500 West 49th Street — D	Wheatridge, CO		271	1,537	181	246	1,743	1,989	495	1997	(o)
8100 South Park Way — A	Littleton, CO		442	2,507	71	423	2,597	3,020	490	1997	(o)
8100 South Park Way — B	Littleton, CO		103	582	291	104	872	976	272	1984	(o)
8100 South Park Way — C	Littleton, CO		568	3,219	223	575	3,435	4,010	610	1984	(o)
451-591 East 124th Avenue	Littleton, CO		383	2,145	685	383	2,830	3,213	501	1979	(o)

					(s)
					Costs
					Capitalized	Gross Amount Carried
					Subsequent to	at Close of Period 12/31/04
			(b)		Acquisition or
			Initial Cost		Completion				Accumulated
	Location	(a)			and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/04	Renovated	Lives (Years)

Denver — (Continued)
608 Garrison Street	Lakewood, CO		265	1,501	404	267	1,903	2,170	364	1984	(o)
610 Garrison Street	Lakewood, CO		264	1,494	404	266	1,896	2,162	387	1984	(o)
15000 West 6th Avenue	Golden, CO		913	5,174	876	916	6,047	6,963	1,242	1985	(o)
14998 West 6th Avenue Bldg E	Golden, CO		565	3,199	272	568	3,468	4,036	691	1995	(o)
14998 West 6th Avenue Bldg F	Englewood, CO		269	1,525	222	271	1,745	2,016	440	1995	(o)
12503 East Euclid Drive	Denver, CO		1,219	6,905	676	1,208	7,592	8,800	1,529	1986	(o)
6547 South Racine Circle	Denver, CO		748	4,241	313	739	4,563	5,302	1,095	1996	(o)
7800 East Iliff Avenue	Denver, CO		188	1,067	96	190	1,161	1,351	225	1983	(o)
2369 South Trenton Way	Denver, CO		292	1,656	247	294	1,901	2,195	446	1983	(o)
2422 S. Trenton Way	Denver, CO		241	1,364	209	243	1,571	1,814	301	1983	(o)
2452 South Trenton Way	Denver, CO		421	2,386	151	426	2,532	2,958	486	1983	(o)
1600 South Abilene	Aurora, CO		465	2,633	89	467	2,720	3,187	511	1986	(o)
1620 South Abilene	Aurora, CO		268	1,520	123	270	1,641	1,911	347	1986	(o)
1640 South Abilene	Aurora, CO		368	2,085	142	382	2,213	2,595	424	1986	(o)
13900 East Florida Ave	Aurora, CO		189	1,071	89	190	1,159	1,349	229	1986	(o)
14401-14492 East 33rd Place	Aurora, CO		445	2,519	241	440	2,765	3,205	552	1979	(o)
11701 East 53rd Avenue	Denver, CO		416	2,355	118	422	2,467	2,889	447	1985	(o)
5401 Oswego Street	Denver, CO		273	1,547	397	278	1,939	2,217	452	1985	(o)
3811 Joilet(r)	Denver, CO		735	4,166	238	752	4,387	5,139	793	1977	(o)
2630 West 2nd Avenue	Denver, CO		51	286	81	51	367	418	58	1970	(o)
2650 West 2nd Avenue	Denver, CO		221	1,252	90	223	1,340	1,563	260	1970	(o)
14818 West 6th Avenue Bldg A	Golden, CO		494	2,799	327	468	3,152	3,620	740	1985	(o)
14828 West 6th Avenue Bldg B	Golden, CO		519	2,942	510	503	3,468	3,971	683	1985	(o)
12055 E 49th Ave/4955 Peoria	Denver, CO		298	1,688	559	305	2,240	2,545	501	1984	(o)
4940-4950 Paris	Denver, CO		152	861	73	156	930	1,086	167	1984	(o)
4970 Paris	Denver, CO		95	537	88	97	623	720	116	1984	(o)
5010 Paris	Denver, CO		89	505	224	91	727	818	122	1984	(o)
7367 South Revere Parkway	Englewood, CO		926	5,124	208	934	5,324	6,258	963	1997	(o)
8200 East Park Meadows Drive(k)	Lone Tree, CO		1,297	7,348	898	1,304	8,239	9,543	990	1984	(o)
3250 Quentin(k)	Aurora, CO		1,220	6,911	469	1,230	7,370	8,600	856	1984/2000	(o)
11585 E. 53rd Ave.(k)	Denver, CO		1,770	10,030	501	1,780	10,521	12,301	884	1984	(o)
10500 East 54th Ave.(l)	Denver, CO		1,253	7,098	544	1,260	7,635	8,895	680	1986	(o)
8835 W. 116th Street	Broomfield, CO		1,151	6,523	691	1,304	7,061	8,365	332	2002	(o)
3101-3151 S. Platte River Dr.	Englewood, CO		2,500	8,549	89	2,504	8,634	11,138	202	1974	(o)

					(s)
					Costs
					Capitalized	Gross Amount Carried
					Subsequent to	at Close of Period 12/31/04
			(b)		Acquisition or
			Initial Cost		Completion				Accumulated
	Location	(a)			and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/04	Renovated	Lives (Years)

Denver — (Continued)
3155-3199 S. Platte River Dr.	Englewood, CO		1,700	7,787	13	1,702	7,798	9,500	188	1974	(o)
3201-3273 S. Platte River Dr.	Englewood, CO		1,600	6,592	11	1,602	6,601	8,203	172	1974	(o)
18150 E. 32nd Street	Aurora, CO		563	3,188	994	572	4,173	4,745	445	2000	(o)
8820 W. 116th Street(r)	Broomfield, CO		338	1,918	62	372	1,946	2,318	88	2001	(o)
Hilltop Business Center I — Bldg. B(r)	Littleton, CO		751	—	3,634	739	3,646	4,385	220	2001	(o)
Jeffco Business Center A(r)	Broomfield, CO		312	—	1,687	370	1,629	1,999	135	2001	(o)
Park Centre A(r)	Westminister, CO		441	—	3,999	441	3,999	4,440	298	2001	(o)
Park Centre B(r)	Westminister, CO		374	—	3,108	374	3,108	3,482	271	2001	(o)
Park Centre C(r)	Westminister, CO		374	—	3,022	374	3,022	3,396	237	2001	(o)
Park Centre D(r)	Westminister, CO		441	—	3,757	441	3,757	4,198	281	2001	(o)
Des Moines
2250 Delaware Ave	Des Moines, IA		291	1,609	349	277	1,972	2,249	366	1975	(o)
720 Alexander Way(r)	North Liberty, IA		1,300	—	16,930	1,300	18,320	1,300	35	2004	(o)
Detroit
1731 Thorncroft	Troy, MI		331	1,904	83	331	1,987	2,318	521	1969	(o)
1653 E. Maple	Troy, MI		192	1,104	103	192	1,207	1,399	382	1990	(o)
47461 Clipper	Plymouth Township, MI		122	723	135	122	858	980	298	1992	(o)
238 Executive Drive	Troy, MI		52	173	562	100	687	787	513	1973	(o)
256 Executive Drive	Troy, MI		44	146	442	85	547	632	414	1974	(o)
301 Executive Drive	Troy, MI		71	293	762	133	993	1,126	693	1974	(o)
449 Executive Drive	Troy, MI		125	425	1,037	218	1,369	1,587	937	1975	(o)
501 Executive Drive	Troy, MI		71	236	713	129	891	1,020	449	1984	(o)
451 Robbins Drive	Troy, MI		96	448	1,001	192	1,353	1,545	969	1975	(o)
1095 Crooks Road	Troy, MI		331	1,017	1,033	360	2,021	2,381	1,114	1986	(o)
1416 Meijer Drive	Troy, MI		94	394	391	121	758	879	504	1980	(o)
1624 Meijer Drive	Troy, MI		236	1,406	995	373	2,264	2,637	1,363	1984	(o)
1972 Meijer Drive	Troy, MI		315	1,301	721	372	1,965	2,337	1,082	1985	(o)
1621 Northwood Drive	Troy, MI		85	351	1,040	215	1,261	1,476	1,012	1977	(o)
1707 Northwood Drive	Troy, MI		95	262	1,221	239	1,339	1,578	781	1983	(o)
1788 Northwood Drive	Troy, MI		50	196	599	103	742	845	497	1977	(o)
1821 Northwood Drive	Troy, MI		132	523	743	220	1,178	1,398	915	1977	(o)
1826 Northwood Drive	Troy, MI		55	208	395	103	555	658	431	1977	(o)
1864 Northwood Drive	Troy, MI		57	190	470	107	610	717	482	1977	(o)
2277 Elliott Avenue	Troy, MI		48	188	533	104	665	769	475	1975	(o)

					(s)
					Costs
					Capitalized	Gross Amount Carried
					Subsequent to	at Close of Period 12/31/04
			(b)		Acquisition or
			Initial Cost		Completion				Accumulated
	Location	(a)			and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/04	Renovated	Lives (Years)

Detroit — (Continued)
2451 Elliott Avenue	Troy, MI		78	319	839	164	1,072	1,236	834	1974	(o)
2730 Research Drive	Rochester Hills, MI		915	4,215	747	903	4,974	5,877	2,754	1988	(o)
2791 Research Drive	Rochester Hills, MI		557	2,731	443	560	3,171	3,731	1,503	1991	(o)
2871 Research Drive	Rochester Hills, MI		324	1,487	378	327	1,862	2,189	887	1991	(o)
2911 Research Drive	Rochester Hills, MI		505	2,136	539	504	2,676	3,180	1,271	1992	(o)
3011 Research Drive	Rochester Hills, MI		457	2,104	349	457	2,453	2,910	1,318	1988	(o)
2870 Technology Drive	Rochester Hills, MI		275	1,262	237	279	1,495	1,774	804	1988	(o)
2900 Technology Drive	Rochester Hills, MI		214	977	438	219	1,410	1,629	710	1992	(o)
2920 Technology Drive	Rochester Hills, MI		159	671	144	153	821	974	398	1992	(o)
2930 Technology Drive	Rochester Hills, MI		131	594	441	138	1,028	1,166	474	1991	(o)
2950 Technology Drive	Rochester Hills, MI		178	819	303	185	1,115	1,300	575	1991	(o)
23014 Commerce Drive	Farmington Hills, MI		39	203	211	56	397	453	234	1983	(o)
23028 Commerce Drive	Farmington Hills, MI		98	507	439	125	919	1,044	601	1983	(o)
23035 Commerce Drive	Farmington Hills, MI		71	355	270	93	603	696	321	1983	(o)
23042 Commerce Drive	Farmington Hills, MI		67	277	375	89	630	719	371	1983	(o)
23065 Commerce Drive	Farmington Hills, MI		71	408	217	93	603	696	358	1983	(o)
23070 Commerce Drive	Farmington Hills, MI		112	442	735	125	1,164	1,289	713	1983	(o)
23079 Commerce Drive	Farmington Hills, MI		68	301	290	79	580	659	303	1983	(o)
23093 Commerce Drive	Farmington Hills, MI		211	1,024	788	295	1,728	2,023	1,017	1983	(o)
23135 Commerce Drive	Farmington Hills, MI		146	701	283	158	972	1,130	526	1986	(o)
23163 Commerce Drive	Farmington Hills, MI		111	513	327	138	813	951	440	1986	(o)
23177 Commerce Drive	Farmington Hills, MI		175	1,007	603	254	1,531	1,785	788	1986	(o)
23206 Commerce Drive	Farmington Hills, MI		125	531	364	137	883	1,020	482	1985	(o)
23370 Commerce Drive	Farmington Hills, MI		59	233	334	66	560	626	286	1980	(o)
1451 East Lincoln Avenue	Madison Heights, MI		299	1,703	488	306	2,184	2,490	725	1967	(o)
4400 Purks Drive	Auburn Hills, MI		602	3,410	3,392	612	6,792	7,404	1,560	1987	(o)
4177A Varsity Drive	Ann Arbor, MI		90	536	95	90	631	721	210	1993	(o)
6515 Cobb Drive	Sterling Heights, MI		305	1,753	263	305	2,016	2,321	533	1984	(o)
32450 N Avis Drive	Madison Heights, MI		281	1,590	458	286	2,043	2,329	641	1974	(o)
38300 Plymouth Road	Livonia, MI		729	—	4,846	878	4,697	5,575	801	1997	(o)
12707 Eckles Road	Plymouth Township, MI		255	1,445	110	267	1,543	1,810	325	1990	(o)
9300-9328 Harrison Rd	Romulus, MI		147	834	378	154	1,205	1,359	275	1978	(o)
9330-9358 Harrison Rd	Romulus, MI		81	456	430	85	882	967	283	1978	(o)
28420-28448 Highland Rd	Romulus, MI		143	809	277	149	1,080	1,229	289	1979	(o)

					(s)
					Costs
					Capitalized	Gross Amount Carried
					Subsequent to	at Close of Period 12/31/04
			(b)		Acquisition or
			Initial Cost		Completion				Accumulated
	Location	(a)			and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/04	Renovated	Lives (Years)

Detroit — (Continued)
28450-28478 Highland Rd	Romulus, MI		81	461	391	85	848	933	282	1979	(o)
28421-28449 Highland Rd	Romulus, MI		109	617	374	114	986	1,100	298	1980	(o)
28451-28479 Highland Rd	Romulus, MI		107	608	224	112	827	939	225	1980	(o)
28825-28909 Highland Rd	Romulus, MI		70	395	280	73	672	745	176	1981	(o)
28933-29017 Highland Rd	Romulus, MI		112	634	256	117	885	1,002	274	1982	(o)
28824-28908 Highland Rd	Romulus, MI		134	760	428	140	1,182	1,322	375	1982	(o)
28932-29016 Highland Rd	Romulus, MI		123	694	447	128	1,136	1,264	309	1982	(o)
9710-9734 Harrison Rd	Romulus, MI		125	706	196	130	897	1,027	218	1987	(o)
9740-9772 Harrison Rd	Romulus, MI		132	749	243	138	986	1,124	283	1987	(o)
9840-9868 Harrison Rd	Romulus, MI		144	815	202	151	1,010	1,161	256	1987	(o)
9800-9824 Harrison Rd	Romulus, MI		117	664	200	123	858	981	255	1987	(o)
29265-29285 Airport Dr	Romulus, MI		140	794	294	147	1,081	1,228	299	1983	(o)
29185-29225 Airport Dr	Romulus, MI		140	792	349	146	1,135	1,281	303	1983	(o)
29149-29165 Airport Dr	Romulus, MI		216	1,225	340	226	1,555	1,781	405	1984	(o)
29101-29115 Airport Dr	Romulus, MI		130	738	291	136	1,023	1,159	258	1985	(o)
29031-29045 Airport Dr	Romulus, MI		124	704	162	130	860	990	208	1985	(o)
29050-29062 Airport Dr	Romulus, MI		127	718	218	133	930	1,063	260	1986	(o)
29120-29134 Airport Dr	Romulus, MI		161	912	500	169	1,404	1,573	465	1986	(o)
29200-29214 Airport Dr	Romulus, MI		170	963	348	178	1,303	1,481	310	1985	(o)
9301-9339 Middlebelt Rd	Romulus, MI		124	703	213	130	910	1,040	205	1983	(o)
26980 Trolley Industrial Drive	Taylor, MI		450	2,550	1,015	463	3,552	4,015	670	1997	(o)
32975 Capitol Avenue	Livonia, MI		135	748	344	144	1,083	1,227	176	1978	(o)
2725 S. Industrial Highway	Ann Arbor, MI		660	3,654	543	704	4,153	4,857	872	1997	(o)
32920 Capitol Avenue	Livonia, MI		76	422	86	82	502	584	89	1973	(o)
11923 Brookfield Avenue	Livonia, MI		120	665	459	128	1,116	1,244	327	1973	(o)
11965 Brookfield Avenue	Livonia, MI		120	665	78	128	735	863	130	1973	(o)
13405 Stark Road	Livonia, MI		46	254	136	49	387	436	53	1980	(o)
1170 Chicago Road	Troy, MI		249	1,380	160	266	1,523	1,789	252	1983	(o)
1200 Chicago Road	Troy, MI		268	1,483	142	286	1,607	1,893	265	1984	(o)
450 Robbins Drive	Troy, MI		166	920	139	178	1,047	1,225	200	1976	(o)
1230 Chicago Road	Troy, MI		271	1,498	142	289	1,622	1,911	267	1996	(o)
12886 Westmore Avenue	Livonia, MI		190	1,050	199	202	1,237	1,439	209	1981	(o)
12898 Westmore Avenue	Livonia, MI		190	1,050	227	202	1,265	1,467	216	1981	(o)
33025 Industrial Road	Livonia, MI		80	442	92	85	529	614	84	1980	(o)

					(s)
					Costs
					Capitalized	Gross Amount Carried
					Subsequent to	at Close of Period 12/31/04
			(b)		Acquisition or
			Initial Cost		Completion				Accumulated
	Location	(a)			and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/04	Renovated	Lives (Years)

Detroit — (Continued)
47711 Clipper Street	Plymouth Township, MI		539	2,983	265	575	3,212	3,787	531	1996	(o)
32975 Industrial Road	Livonia, MI		160	887	357	171	1,233	1,404	201	1984	(o)
32985 Industrial Road	Livonia, MI		137	761	149	147	900	1,047	141	1985	(o)
32995 Industrial Road	Livonia, MI		160	887	180	171	1,056	1,227	179	1983	(o)
12874 Westmore Avenue	Livonia, MI		137	761	158	147	909	1,056	145	1984	(o)
33067 Industrial Road	Livonia, MI		160	887	250	171	1,126	1,297	174	1984	(o)
1775 Bellingham	Troy, MI		344	1,902	315	367	2,194	2,561	429	1987	(o)
1785 East Maple	Troy, MI		92	507	88	98	589	687	97	1985	(o)
1807 East Maple	Troy, MI		321	1,775	199	342	1,953	2,295	325	1984	(o)
980 Chicago	Troy, MI		206	1,141	103	220	1,230	1,450	203	1985	(o)
1840 Enterprise Drive	Rochester Hills, MI		573	3,170	283	611	3,415	4,026	564	1990	(o)
1885 Enterprise Drive	Rochester Hills, MI		209	1,158	110	223	1,254	1,477	207	1990	(o)
1935-55 Enterprise Drive	Rochester Hills, MI		1,285	7,144	874	1,371	7,932	9,303	1,454	1990	(o)
5500 Enterprise Court	Warren, MI		675	3,737	447	721	4,138	4,859	680	1989	(o)
750 Chicago Road	Troy, MI		323	1,790	278	345	2,046	2,391	366	1986	(o)
800 Chicago Road	Troy, MI		283	1,567	525	302	2,073	2,375	404	1985	(o)
850 Chicago Road	Troy, MI		183	1,016	174	196	1,177	1,373	187	1984	(o)
2805 S. Industrial Highway	Ann Arbor, MI		318	1,762	267	340	2,007	2,347	362	1990	(o)
6833 Center Drive	Sterling Heights, MI		467	2,583	220	493	2,777	3,270	478	1998	(o)
32201 North Avis Drive	Madison Heights, MI		345	1,911	447	349	2,354	2,703	483	1974	(o)
1100 East Mandoline Road	Madison Heights, MI		888	4,915	1,670	897	6,576	7,473	1,148	1967	(o)
30081 Stephenson Highway	Madison Heights, MI		271	1,499	365	274	1,861	2,135	312	1967	(o)
1120 John A. Papalas Drive(l)	Lincoln Park, MI		586	3,241	755	593	3,989	4,582	782	1985	(o)
4872 S. Lapeer Road	Lake Orion Twsp, MI		1,342	5,441	1,905	1,412	7,276	8,688	1,149	1999	(o)
22701 Trolley Industrial	Taylor, MI		795	—	7,492	849	7,438	8,287	1,117	1999	(o)
1400 Allen Drive	Troy, MI		209	1,154	120	212	1,271	1,483	128	1979	(o)
1408 Allen Drive	Troy, MI		151	834	171	153	1,003	1,156	137	1979	(o)
1305 Stephenson Hwy	Troy, MI		345	1,907	78	350	1,980	2,330	201	1979	(o)
32505 Industrial Drive	Madison Heights, MI		345	1,910	419	351	2,323	2,674	227	1979	(o)
1799-1813 Northfield Drive(k)	Rochester Hills, MI		481	2,665	139	490	2,795	3,285	304	1980	(o)
28435 Automation Blvd.(r)	Wixom, MI		621	—	3,569	621	3,569	4,190	7	2004	(o)
Grand Rapids
5050 Kendrick Court(r)	Grand Rapids, MI		1,721	11,433	4,581	1,721	16,014	17,735	4,116	1988/94	(o)
5015 52nd Street SE	Grand Rapids, MI		234	1,321	144	234	1,465	1,699	381	1987	(o)

					(s)
					Costs
					Capitalized	Gross Amount Carried
					Subsequent to	at Close of Period 12/31/04
			(b)		Acquisition or
			Initial Cost		Completion				Accumulated
	Location	(a)			and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/04	Renovated	Lives (Years)

Houston
2102-2314 Edwards Street	Houston, TX		348	1,973	978	382	2,917	3,299	716	1961	(o)
4545 Eastpark Drive	Houston, TX		235	1,331	700	240	2,026	2,266	349	1972	(o)
3351 Rauch St	Houston, TX		272	1,541	251	278	1,786	2,064	371	1970	(o)
3851 Yale St	Houston, TX		413	2,343	686	425	3,017	3,442	542	1971	(o)
3337-3347 Rauch Street	Houston, TX		227	1,287	316	233	1,597	1,830	375	1970	(o)
8505 N Loop East	Houston, TX		439	2,489	506	449	2,985	3,434	523	1981	(o)
4749-4799 Eastpark Dr	Houston, TX		594	3,368	1,061	611	4,412	5,023	782	1979	(o)
4851 Homestead Road	Houston, TX		491	2,782	989	504	3,758	4,262	727	1973	(o)
3365-3385 Rauch Street	Houston, TX		284	1,611	195	290	1,800	2,090	383	1970	(o)
5050 Campbell Road	Houston, TX		461	2,610	355	470	2,956	3,426	539	1970	(o)
4300 Pine Timbers	Houston, TX		489	2,769	595	499	3,354	3,853	613	1980	(o)
7901 Blankenship	Houston, TX		136	772	420	140	1,188	1,328	297	1972	(o)
2500-2530 Fairway Park Drive	Houston, TX		766	4,342	633	792	4,949	5,741	906	1974	(o)
6550 Longpointe	Houston, TX		362	2,050	491	370	2,533	2,903	493	1980	(o)
1815 Turning Basin Dr	Houston, TX		487	2,761	505	531	3,222	3,753	558	1980	(o)
1819 Turning Basin Dr	Houston, TX		231	1,308	522	251	1,810	2,061	290	1980	(o)
1805 Turning Basin Drive	Houston, TX		564	3,197	674	616	3,819	4,435	678	1980	(o)
7000 Empire Drive	Houston, TX		450	2,552	1,147	452	3,697	4,149	893	1980	(o)
9777 West Gulfbank Drive	Houston, TX		1,217	6,899	1,525	1,216	8,425	9,641	1,726	1980	(o)
9835A Genard Road	Houston, TX		1,505	8,333	3,307	1,581	11,564	13,145	1,438	1980	(o)
9835B Genard Road	Houston, TX		245	1,357	488	256	1,834	2,090	237	1980	(o)
10161 Harwin Drive	Houston, TX		505	2,861	749	511	3,604	4,115	482	1979/1981	(o)
10165 Harwin Drive	Houston, TX		218	1,234	785	220	2,017	2,237	321	1979/1981	(o)
10175 Harwin Drive	Houston, TX		267	1,515	404	270	1,916	2,186	399	1979/1981	(o)
10325-10415 Landsbury Drive(l)	Houston, TX		696	3,854	312	704	4,158	4,862	264	1982	(o)
8705 City Park Loop	Houston, TX		710	2,983	199	714	3,178	3,892	200	1982	(o)
600 Kenrick(r)	Houston, TX		900	1,791	32	913	1,810	2,723	15	1981	(o)
Indianapolis
2900 N Shadeland Avenue	Indianapolis, IN		2,394	13,565	2,501	2,057	16,403	18,460	3,780	1957/1992	(o)
2400 North Shadeland	Indianapolis, IN		142	802	139	149	934	1,083	177	1970	(o)
2402 North Shadeland	Indianapolis, IN		466	2,640	664	489	3,281	3,770	659	1970	(o)
7901 West 21st St.	Indianapolis, IN		1,063	6,027	365	1,048	6,407	7,455	1,230	1985	(o)
1445 Brookville Way	Indianapolis, IN		459	2,603	766	476	3,352	3,828	798	1989	(o)
1440 Brookville Way	Indianapolis, IN		665	3,770	521	685	4,271	4,956	925	1990	(o)
1240 Brookville Way	Indianapolis, IN		247	1,402	347	258	1,738	1,996	455	1990	(o)

					(s)
					Costs
					Capitalized	Gross Amount Carried
					Subsequent to	at Close of Period 12/31/04
			(b)		Acquisition or
			Initial Cost		Completion				Accumulated
	Location	(a)			and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/04	Renovated	Lives (Years)

Indianapolis — (Continued)
1220 Brookville Way	Indianapolis, IN		223	40	61	226	98	324	16	1990	(o)
1345 Brookville Way	Indianapolis, IN	(t)	586	3,321	878	601	4,184	4,785	994	1992	(o)
1350 Brookville Way	Indianapolis, IN		205	1,161	204	212	1,358	1,570	324	1994	(o)
1341 Sadlier Circle E Dr	Indianapolis, IN	(c)	131	743	449	136	1,187	1,323	290	1971/1992	(o)
1322-1438 Sadlier Circle E Dr	Indianapolis, IN	(c)	145	822	356	152	1,171	1,323	363	1971/1992	(o)
1327-1441 Sadlier Circle E Dr	Indianapolis, IN	(c)	218	1,234	402	225	1,629	1,854	436	1992	(o)
1304 Sadlier Circle E Dr	Indianapolis, IN	(c)	71	405	178	75	579	654	153	1971/1992	(o)
1402 Sadlier Circle E Dr	Indianapolis, IN	(c)	165	934	472	171	1,400	1,571	333	1970/1992	(o)
1504 Sadlier Circle E Dr	Indianapolis, IN	(c)	219	1,238	267	226	1,498	1,724	313	1971/1992	(o)
1311 Sadlier Circle E Dr	Indianapolis, IN	(c)	54	304	159	57	460	517	142	1971/1992	(o)
1365 Sadlier Circle E Dr	Indianapolis, IN	(c)	121	688	240	126	923	1,049	236	1971/1992	(o)
1352-1354 Sadlier Circle E Dr	Indianapolis, IN	(c)	178	1,008	442	184	1,444	1,628	332	1970/1992	(o)
1335 Sadlier Circle E Dr	Indianapolis, IN	(c)	81	460	131	85	587	672	145	1971/1992	(o)
1327 Sadlier Circle E Dr	Indianapolis, IN	(c)	52	295	72	55	364	419	89	1971/1992	(o)
1425 Sadlier Circle E Dr	Indianapolis, IN	(c)	21	117	35	23	150	173	32	1971/1992	(o)
1230 Brookville Way	Indianapolis, IN		103	586	54	109	634	743	141	1995	(o)
6951 E 30th St	Indianapolis, IN		256	1,449	292	265	1,732	1,997	466	1995	(o)
6701 E 30th St	Indianapolis, IN		78	443	43	82	482	564	107	1995	(o)
6737 E 30th St	Indianapolis, IN		385	2,181	417	398	2,585	2,983	660	1995	(o)
1225 Brookville Way	Indianapolis, IN		60	—	418	68	410	478	84	1997	(o)
6555 E 30th St	Indianapolis, IN		840	4,760	1,377	484	6,493	6,977	1,726	1969/1981	(o)
2432-2436 Shadeland	Indianapolis, IN		212	1,199	438	230	1,619	1,849	413	1968	(o)
8402-8440 E 33rd St	Indianapolis, IN		222	1,260	790	230	2,042	2,272	511	1977	(o)
8520-8630 E 33rd St	Indianapolis, IN		326	1,848	646	336	2,484	2,820	587	1976	(o)
8710-8768 E 33rd St	Indianapolis, IN		175	993	466	187	1,447	1,634	351	1979	(o)
3316-3346 N. Pagosa Court	Indianapolis, IN		325	1,842	594	335	2,426	2,761	561	1977	(o)
3331 Raton Court	Indianapolis, IN		138	802	222	138	1,024	1,162	247	1979	(o)
6751 E 30th St	Indianapolis, IN		728	2,837	272	741	3,096	3,837	572	1997	(o)
9200 East 146th Street	Noblesville, IN		205	1,221	1,176	181	2,421	2,602	606	1961/1981	(o)
6575 East 30th Street	Indianapolis, IN		118	—	2,123	128	2,113	2,241	415	1998	(o)
6585 East 30th Street	Indianapolis, IN		196	—	3,201	196	3,201	3,397	519	1998	(o)
9910 North by Northeast Blvd	Fishers, IN		661	3,744	206	669	3,942	4,611	382	1994	(o)
8525 E. 33rd Street	Indianapolis, IN		1,300	2,091	878	1,308	2,961	4,269	379	1978	(o)
5705-97 Park Plaza Ct.(r)	Indianapolis, IN	(u)	600	2,194	851	609	3,036	3,645	351	1977	(o)

					(s)
					Costs
					Capitalized	Gross Amount Carried
					Subsequent to	at Close of Period 12/31/04
			(b)		Acquisition or
			Initial Cost		Completion				Accumulated
	Location	(a)			and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/04	Renovated	Lives (Years)

Indianapolis — (Continued)
8219 Northwest Blvd.	Indianapolis, IN		900	3,081	358	902	3,437	4,339	206	1990	(o)
8227 Northwest Blvd.(r)	Indianapolis, IN		600	5,502	508	602	6,008	6,610	301	1990	(o)
9319-9341 Castlegate Drive(r)	Indianapolis, IN		530	1,235	821	544	2,042	2,586	162	1983	(o)
9332-9350 Castlegate Drive	Indianapolis, IN		420	646	680	429	1,317	1,746	95	1983	(o)
9210 East 146th Street	Noblesville, IN		552	684	282	66	1,452	1,518	367	1978	(o)
6101-6119 Guion Road(r)	Indianapolis, IN		400	661	325	405	981	1,386	90	1976	(o)
Los Angeles
6407-6419 Alondra Blvd.	Paramount, CA		137	774	100	140	871	1,011	91	1985	(o)
6423-6431 Alondra Blvd.	Paramount, CA		115	650	53	118	700	818	83	1985	(o)
15101-15141 S. Figueroa St.(k)	Los Angeles, CA		1,163	6,588	459	1,175	7,035	8,210	762	1982	(o)
21136 South Wilmington Ave	Carson, CA		1,234	6,994	261	1,246	7,243	8,489	670	1989	(o)
19914 Via Baron Way	Rancho Dominguez, CA	(d)	1,590	9,010	226	1,616	9,210	10,826	584	1973	(o)
14912 Shoemaker Ave	Santa Fe Springs, CA		42	236	10	46	242	288	16	1967	(o)
14920 Shoemaker Ave	Santa Fe Springs, CA		37	212	28	42	235	277	15	1967	(o)
14928 Shoemaker Ave	Santa Fe Springs, CA		37	212	13	42	220	262	16	1967	(o)
14938 Shoemaker Ave	Santa Fe Springs, CA		37	212	10	42	217	259	14	1967	(o)
14944 Shoemaker Ave	Santa Fe Springs, CA		326	1,848	66	336	1,904	2,240	131	1978	(o)
14946 Shoemaker Ave	Santa Fe Springs, CA		275	1,559	74	284	1,624	1,908	123	1978	(o)
14948 Shoemaker Ave	Santa Fe Springs, CA		100	568	24	106	586	692	41	1978	(o)
14141 Alondra Blvd.	Santa Fe Springs, CA		2,570	14,565	3,102	2,598	17,639	20,237	962	1969	(o)
12616 Yukon Ave	Hawthorne, CA		685	3,884	94	696	3,967	4,663	246	1987	(o)
3355 El Segundo Blvd(l)	Hawthorne, CA		267	1,510	1,177	418	2,536	2,954	173	1959	(o)
12621 Cerise	Hawthorne, CA		413	2,344	(920)	265	1,572	1,837	111	1959	(o)
333 Turnbull Canyon Road	City of Industry, CA		2,700	1,824	316	2,700	2,140	4,840	131	1968/1985	(o)
350-390 Manville St.	Compton, CA		2,300	3,768	36	2,314	3,790	6,104	15	1979	(o)
42374 Avenida Alvarado(l)	Temecula, CA		797	4,514	308	812	4,807	5,619	247	1987	(o)
3131 E. Harcourt Street(k)	Rancho Dominguez, CA		1,200	2,780	56	1,212	2,824	4,036	52	1970	(o)
200 West Artesia Blvd.	Compton, CA		2,200	2,018	110	2,213	2,115	4,328	8	1985	(o)
Louisville
9001 Cane Run Road	Louisville, KY		524	—	5,577	560	5,541	6,101	1,201	1998	(o)
9101 Cane Run Road	Louisville, KY		973	—	5,753	608	6,118	6,726	586	2000	(o)
Miami
9400 NW 104th Street	Medley, FL		3,900	8,472	56	3,918	8,510	12,428	23	1995	(o)

					(s)
					Costs
					Capitalized	Gross Amount Carried
					Subsequent to	at Close of Period 12/31/04
			(b)		Acquisition or
			Initial Cost		Completion				Accumulated
	Location	(a)			and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/04	Renovated	Lives (Years)

Milwaukee
N25 W23050 Paul Road	Pewaukee, WI		474	2,723	919	485	3,631	4,116	849	1989	(o)
N25 W23255 Paul Road	Pewaukee, WI		571	3,270	(4)	569	3,268	3,837	864	1987	(o)
N27 W23293 Roundy Drive	Pewaukee, WI		412	2,837	56	420	2,885	3,305	746	1989	(o)
6523 N Sydney Place	Glendale, WI		172	976	210	176	1,182	1,358	274	1978	(o)
8800 W Bradley	Milwaukee, WI		375	2,125	206	388	2,318	2,706	482	1982	(o)
4560 N 124th Street	Wauwatosa, WI		118	667	85	129	741	870	140	1976	(o)
4410-80 North 132nd Street	Butler, WI		355	—	4,023	359	4,019	4,378	458	1999	(o)
5355 South Westridge Drive	New Berlin, WI		1,630	7,058	96	1,649	7,135	8,784	98	1997	(o)
N120W18485 Freistadt Road	Germantown, WI		700	3,183	49	704	3,228	3,932	82	1996	(o)
140 N. 9000 Lilly Road	Menmonee, WI		700	2,445	44	712	2,477	3,189	59	1990	(o)
Minneapolis/ St. Paul
6507-6545 Cecilia Circle	Bloomington, MN		357	1,320	1,146	386	2,437	2,823	1,325	1980	(o)
6201 West 111th Street	Bloomington, MN	(e)	1,358	8,622	3,756	1,499	12,237	13,736	5,265	1987	(o)
6403-6545 Cecilia Drive	Bloomington, MN		366	1,363	1,009	395	2,343	2,738	1,310	1980	(o)
6925-6943 Washington Avenue	Edina, MN		117	504	992	237	1,376	1,613	1,081	1972	(o)
6955-6973 Washington Avenue	Edina, MN		117	486	619	207	1,015	1,222	902	1972	(o)
7251-7267 Washington Avenue	Edina, MN		129	382	686	182	1,015	1,197	766	1972	(o)
7301-7325 Washington Avenue	Edina, MN		174	391	35	193	407	600	35	1972	(o)
7101 Winnetka Avenue North	Brooklyn Park, MN		2,195	6,084	2,928	2,228	8,979	11,207	4,637	1990	(o)
7600 Golden Triangle Drive	Eden Prairie, MN		566	1,394	1,157	615	2,502	3,117	1,335	1989	(o)
9901 West 74th Street	Eden Prairie, MN		621	3,289	2,832	639	6,103	6,742	2,813	1983/88	(o)
12220-12222 Nicollet Avenue	Burnsville, MN		105	425	381	114	797	911	414	1989/90	(o)
12250-12268 Nicollet Avenue	Burnsville, MN		260	1,054	517	296	1,535	1,831	677	1989/90	(o)
12224-12226 Nicollet Avenue	Burnsville, MN		190	770	367	207	1,120	1,327	499	1989/90	(o)
1030 Lone Oak Road	Eagan, MN		456	2,703	678	456	3,381	3,837	865	1988	(o)
1060 Lone Oak Road	Eagan, MN		624	3,700	775	624	4,475	5,099	1,311	1988	(o)
5400 Nathan Lane	Plymouth, MN		749	4,461	771	757	5,224	5,981	1,519	1990	(o)
10120 W 76th Street	Eden Prairie, MN		315	1,804	1,353	315	3,157	3,472	1,054	1987	(o)
7615 Golden Triangle	Eden Prairie, MN		268	1,532	541	268	2,073	2,341	464	1987	(o)
7625 Golden Triangle	Eden Prairie, MN		415	2,375	1,060	415	3,435	3,850	813	1987	(o)
2605 Fernbrook Lane North	Plymouth, MN		443	2,533	616	445	3,147	3,592	694	1987	(o)
12155 Nicollet Ave	Burnsville, MN		286	—	1,902	288	1,900	2,188	555	1995	(o)
6655 Wedgewood Road	Maple Grove, MN		1,466	8,342	3,241	1,466	11,583	13,049	2,511	1989	(o)
900 Apollo Road	Eagan, MN		1,029	5,855	1,117	1,030	6,971	8,001	1,627	1970	(o)
7316 Aspen Lane North	Brooklyn Park, MN		368	2,156	726	377	2,873	3,250	659	1978	(o)

					(s)
					Costs
					Capitalized	Gross Amount Carried
					Subsequent to	at Close of Period 12/31/04
			(b)		Acquisition or
			Initial Cost		Completion				Accumulated
	Location	(a)			and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/04	Renovated	Lives (Years)

Minneapolis/ St. Paul — (Continued)
73rd Avenue North	Brooklyn Park, MN		504	2,856	465	512	3,313	3,825	710	1995	(o)
2720 Arthur Street	Roseville, MN		824	4,671	500	832	5,163	5,995	1,114	1995	(o)
4100 Peavey Road	Chaska, MN		399	2,261	913	415	3,158	3,573	746	1988	(o)
11300 Hamshire Ave South	Bloomington, MN		527	2,985	1,620	541	4,591	5,132	868	1983	(o)
375 Rivertown Drive	Woodbury, MN		1,083	6,135	2,689	1,503	8,404	9,907	1,560	1996	(o)
5205 Highway 169	Plymouth, MN		446	2,525	1,129	740	3,360	4,100	884	1960	(o)
6451-6595 Citywest Parkway	Eden Prairie, MN		525	2,975	1,259	538	4,221	4,759	919	1984	(o)
7100-7198 Shady Oak Road	Eden Prairie, MN		715	4,054	1,130	736	5,163	5,899	1,269	1982/2002	(o)
7500-7546 Washington Square	Eden Prairie, MN		229	1,300	730	235	2,024	2,259	343	1975	(o)
7550-7558 Washington Square	Eden Prairie, MN		153	867	180	157	1,043	1,200	198	1975	(o)
5240-5300 Valley Industrial Blvd S	Shakopee, MN		362	2,049	902	371	2,942	3,313	634	1973	(o)
7125 Northland Terrace	Brooklyn Park, MN		660	3,740	896	767	4,529	5,296	889	1996	(o)
6900 Shady Oak Road	Eden Prairie, MN		310	1,756	438	340	2,164	2,504	402	1980	(o)
6477-6525 City West Parkway	Eden Prairie, MN		810	4,590	959	819	5,540	6,359	1,009	1984	(o)
1157 Valley Park Drive	Shakopee, MN		760	—	6,143	888	6,015	6,903	810	1997	(o)
500-530 Kasota Avenue SE	Minneapolis, MN		415	2,354	1,003	432	3,340	3,772	640	1976	(o)
770-786 Kasota Avenue SE	Minneapolis, MN		333	1,888	535	347	2,409	2,756	418	1976	(o)
800 Kasota Avenue SE	Minneapolis, MN		524	2,971	736	597	3,634	4,231	650	1976	(o)
2530-2570 Kasota Avenue	St. Paul, MN		407	2,308	817	465	3,067	3,532	720	1976	(o)
1280 Energy Park Drive	St. Paul, MN		700	2,779	23	705	2,797	3,502	39	1984	(o)
9600 West 76th Street(r)	Eden Prairie, MN		1,000	2,450	101	1,034	2,517	3,551	16	1997	(o)
9700 West 76th Street	Eden Prairie, MN		1,000	2,709	124	1,038	2,795	3,833	10	1984/97	(o)
7600 69th Avenue	Greenfield, MN		1,500	8,328	1,808	1,510	10,126	11,636	214	2004	(o)
2041 Wooddale Drive	Woodbury, MN		800	1,142	70	832	1,180	2,012	7	1973	(o)
14755 27th Avenue North(r)	Plymouth, MN		1,300	1,408	312	1,335	1,685	3,020	86	1989	(o)
Park 2000 III(r)	Shakopee, MN		590	—	4,602	590	4,602	5,192	278	2001	(o)
Nashville
1621 Heil Quaker Boulevard	Nashville, TN		413	2,383	1,470	430	3,836	4,266	800	1975	(o)
3099 Barry Drive	Portland, TN		418	2,368	89	421	2,454	2,875	513	1995	(o)
3150 Barry Drive	Portland, TN		941	5,333	309	981	5,602	6,583	1,156	1993	(o)
5599 Highway 31 West	Portland, TN		564	3,196	211	571	3,400	3,971	707	1995	(o)
1650 Elm Hill Pike	Nashville, TN		329	1,867	172	332	2,036	2,368	428	1984	(o)
1931 Air Lane Drive	Nashville, TN		489	2,785	311	493	3,092	3,585	656	1984	(o)
470 Metroplex Drive(k)	Nashville, TN		619	3,507	1,181	626	4,681	5,307	1,046	1986	(o)

					(s)
					Costs
					Capitalized	Gross Amount Carried
					Subsequent to	at Close of Period 12/31/04
			(b)		Acquisition or
			Initial Cost		Completion				Accumulated
	Location	(a)			and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/04	Renovated	Lives (Years)

Nashville — (Continued)
1150 Antiock Pike	Nashville, TN		661	3,748	347	669	4,087	4,756	768	1987	(o)
4640 Cummings Park	Nashville, TN		360	2,040	239	365	2,274	2,639	344	1986	(o)
556 Metroplex Drive	Nashville, TN		227	1,285	285	231	1,566	1,797	219	1983	(o)
1706 Heil Quaker Boulevard	Laverne, TN		1,120	9,674	15	1,120	9,689	10,809	581	1986	(o)
375 Belvedere Drive	Gallatin, TN		320	3,179	24	323	3,200	3,523	18	1979/85	(o)
Northern New Jersey
220 Hanover Avenue	Hanover, NJ		1,361	7,715	590	1,420	8,246	9,666	1,603	1987	(o)
14 World’s Fair Drive	Franklin, NJ		483	2,735	551	503	3,266	3,769	701	1980	(o)
18 World’s Fair Drive	Franklin, NJ		123	699	83	129	776	905	141	1982	(o)
23 World’s Fair Drive	Franklin, NJ		134	758	113	140	865	1,005	185	1982	(o)
12 World’s Fair Drive	Franklin, NJ		572	3,240	413	593	3,632	4,225	683	1981	(o)
22 World’s Fair Drive	Franklin, NJ		364	2,064	469	375	2,522	2,897	592	1983	(o)
26 World’s Fair Drive	Franklin, NJ		361	2,048	232	377	2,264	2,641	450	1984	(o)
24 World’s Fair Drive	Franklin, NJ		347	1,968	430	362	2,383	2,745	498	1984	(o)
20 World’s Fair Drive Lot 13	Sumerset, NJ		9	—	2,818	691	2,136	2,827	467	1999	(o)
10 New Maple Road	Pine Brook, NJ		2,250	12,750	396	2,272	13,124	15,396	1,417	1973/1999	(o)
45 Route 46	Pine Brook, NJ		969	5,491	437	978	5,919	6,897	765	1974/1987	(o)
43 Route 46	Pine Brook, NJ		474	2,686	426	479	3,107	3,586	380	1974/1987	(o)
39 Route 46	Pine Brook, NJ		260	1,471	160	262	1,629	1,891	189	1970	(o)
26 Chapin Road	Pine Brook, NJ		956	5,415	301	965	5,707	6,672	631	1983	(o)
30 Chapin Road	Pine Brook, NJ		960	5,440	244	969	5,675	6,644	632	1983	(o)
20 Hook Mountain Road	Pine Brook, NJ		1,507	8,542	1,000	1,534	9,515	11,049	972	1972/1984	(o)
30 Hook Mountain Road	Pine Brook, NJ		389	2,206	313	396	2,512	2,908	276	1972/1987	(o)
55 Route 46	Pine Brook, NJ		396	2,244	116	403	2,353	2,756	260	1978/1994	(o)
16 Chapin Rod	Pine Brook, NJ		885	5,015	300	901	5,299	6,200	556	1987	(o)
20 Chapin Road	Pine Brook, NJ		1,134	6,426	333	1,154	6,739	7,893	742	1987	(o)
Sayreville Lot 3	Sayreville, NJ		996	—	5,295	996	5,295	6,291	46	2002	(o)
Sayreville Lot 4	Sayreville, NJ		944	—	4,623	944	4,623	5,567	212	2001	(o)
400 Raritan Center Parkway	Edison, NJ		829	4,722	367	836	5,082	5,918	415	1983	(o)
300 Columbus Circle	Edison, NJ		1,257	7,122	504	1,269	7,614	8,883	631	1983	(o)
400 Apgar	Franklin Township, NJ		780	4,420	433	796	4,837	5,633	337	1987	(o)
500 Apgar	Franklin Township, NJ		361	2,044	257	368	2,294	2,662	206	1987	(o)
201 Circle Dr. North	Piscataway, NJ		840	4,760	440	857	5,183	6,040	358	1987	(o)
1 Pearl Ct	Allendale, NJ		623	3,528	253	649	3,755	4,404	211	1978	(o)

					(s)
					Costs
					Capitalized	Gross Amount Carried
					Subsequent to	at Close of Period 12/31/04
			(b)		Acquisition or
			Initial Cost		Completion				Accumulated
	Location	(a)			and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/04	Renovated	Lives (Years)

Northern New Jersey — (Continued)
2 Pearl Ct	Allendale, NJ		255	1,445	1,178	403	2,475	2,878	129	1979	(o)
3 Pearl Ct	Allendale, NJ		440	2,491	200	458	2,673	3,131	168	1978	(o)
4 Pearl Ct	Allendale, NJ		450	2,550	499	469	3,030	3,499	188	1979	(o)
5 Pearl Ct	Allendale, NJ		505	2,860	348	526	3,187	3,713	217	1977	(o)
6 Pearl Ct	Allendale, NJ		1,160	6,575	273	1,177	6,831	8,008	383	1980	(o)
7 Pearl Ct	Allendale, NJ		513	2,907	76	520	2,976	3,496	174	1979	(o)
59 Route 17	Allendale, NJ		518	2,933	1,016	539	3,928	4,467	205	1979	(o)
309-319 Pierce Street	Somerset, NJ		1,300	4,628	40	1,309	4,659	5,968	66	1986	(o)
160 Pierce Street	Somerset, NJ		1,510	—	6,011	1,526	5,995	7,521	51	2004	(o)
12 Thornton Road	Oakland, NJ		1,300	3,652	54	1,316	3,690	5,006	61	1981	(o)
147 Clinton Road	West Caldwell, NJ		2,900	8,726	83	2,922	8,787	11,709	213	1967/83	(o)
200 Maltese Drive	Totowa, NJ		1,800	11,830	92	1,813	11,909	13,722	178	1965/75	(o)
Philadelphia
230-240 Welsh Pool Road	Exton, PA		154	851	150	170	985	1,155	183	1975/1997	(o)
264 Welsh Pool Road	Exton, PA		147	811	171	162	967	1,129	211	1975/1996	(o)
254 Welsh Pool Road	Exton, PA		152	842	630	184	1,440	1,624	383	1975/1998	(o)
256 Welsh Pool Road	Exton, PA		82	452	461	94	901	995	137	1975/1999	(o)
213 Welsh Pool Road	Exton, PA		149	827	259	173	1,062	1,235	233	1975/1998	(o)
251 Welsh Pool Road	Exton, PA		144	796	233	159	1,014	1,173	154	1975/1991	(o)
253-255 Welsh Pool Road	Exton, PA		113	626	165	125	779	904	135	1975/1980	(o)
151-161 Philips Road	Exton, PA		191	1,059	307	229	1,328	1,557	257	1975/1990	(o)
210 Philips Road	Exton, PA		182	1,005	231	198	1,220	1,418	293	1975/1998	(o)
216 Philips Road	Exton, PA		199	1,100	268	220	1,347	1,567	260	1985	(o)
964 Postal Road	Lehigh, PA		215	1,216	102	224	1,309	1,533	122	1986	(o)
966 Postal Road	Lehigh, PA		268	1,517	86	279	1,592	1,871	149	1987	(o)
999 Postal Road	Lehigh, PA		439	2,486	234	458	2,701	3,159	249	1988	(o)
7331 William Avenue	Lehigh, PA		311	1,764	122	325	1,872	2,197	174	1989	(o)
7346 Penn Drive	Lehigh, PA		413	2,338	144	430	2,465	2,895	231	1988	(o)
7350 William Ave	Lehigh, PA		552	3,128	670	576	3,774	4,350	445	1989	(o)
7377 William Ave	Lehigh, PA		290	1,645	219	303	1,851	2,154	185	1989	(o)
7072 Snow Drift	Lehigh, PA		288	1,632	334	300	1,954	2,254	179	1975	(o)
2000 Cabot Boulevard West	Langhorne, PA		414	2,346	353	424	2,689	3,113	204	1984	(o)
2005 Cabot Boulevard West	Langhorne, PA		315	1,785	175	322	1,953	2,275	144	1984	(o)
2010 Cabot Boulevard West	Langhorne, PA		513	2,907	491	525	3,386	3,911	278	1984	(o)

					(s)
					Costs
					Capitalized	Gross Amount Carried
					Subsequent to	at Close of Period 12/31/04
			(b)		Acquisition or
			Initial Cost		Completion				Accumulated
	Location	(a)			and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/04	Renovated	Lives (Years)

Philadelphia — (Continued)
2200 Cabot Boulevard West	Langhorne, PA		428	2,427	337	438	2,754	3,192	211	1979	(o)
2260-2270 Cabot Boulevard West	Langhorne, PA		361	2,044	393	369	2,429	2,798	198	1980	(o)
3000 Cabot Boulevard West	Langhorne, PA		509	2,886	613	521	3,487	4,008	279	1986	(o)
180 Wheeler Court	Langhorne, PA		447	2,533	132	458	2,654	3,112	197	1974	(o)
2512 Metropolitan Drive	Trevose, PA		242	1,369	200	248	1,563	1,811	111	1981	(o)
2510 Metropolitan Drive	Trevose, PA		244	1,381	184	249	1,560	1,809	113	1981	(o)
2515 Metropolitan Drive	Trevose, PA		259	1,466	94	265	1,554	1,819	127	1974	(o)
2555 Metropolitan Drive	Trevose, PA		347	1,968	98	355	2,058	2,413	148	1981	(o)
2450 Metropolitan Drive	Trevose, PA		571	3,234	694	586	3,913	4,499	335	1983	(o)
2495 Metropolitan Drive	Trevose, PA		551	3,124	105	566	3,214	3,780	234	1981	(o)
4667 Somerton Road	Trevose, PA		637	3,608	715	652	4,308	4,960	388	1974	(o)
835 Wheeler Way	Langhorne, PA		293	1,658	472	319	2,104	2,423	190	1974	(o)
14 McFadden Road	Palmer, PA		600	1,349	63	625	1,387	2,012	14	1994/2000	(o)
Phoenix
1045 South Edward Drive	Tempe, AZ		390	2,160	86	394	2,242	2,636	309	1976	(o)
46 N. 49th Ave	Phoenix, AZ		301	1,704	696	283	2,418	2,701	226	1986	(o)
240 N. 48th Ave	Phoenix, AZ		510	1,913	272	481	2,214	2,695	150	1977	(o)
220 N. 48th Ave	Phoenix, AZ		530	1,726	131	530	1,857	2,387	114	1977	(o)
54 N. 48th Ave	Phoenix, AZ		130	625	40	131	664	795	40	1977	(o)
64 N. 48th Ave	Phoenix, AZ		180	458	53	180	511	691	35	1977	(o)
236 N. 48th Ave	Phoenix, AZ		120	322	33	120	355	475	23	1977	(o)
10 S. 48th Ave	Phoenix, AZ		510	1,687	168	512	1,853	2,365	118	1977	(o)
115 E. Watkins St.	Phoenix, AZ		170	816	81	171	896	1,067	55	1979	(o)
135 E. Watkins St.	Phoenix, AZ		380	1,962	127	382	2,087	2,469	124	1977	(o)
10220 S. 51st Street	Phoenix, AZ		400	1,493	27	406	1,514	1,920	42	1985	(o)
50 South 56th Street	Chandler, AZ		1,200	3,333	(105)	1,207	3,221	4,428	10	1991/97	(o)
4625 W. McDowell Road	Phoenix, AZ		250	—	2,786	273	2,763	3,036	133	2001	(o)
4635 W. McDowell Road	Phoenix, AZ		309	—	3,139	336	3,112	3,448	156	2001	(o)
405 North 75th Avenue, Bldg. 1	Phoenix, AZ	(i)	700	5,038	(8)	704	5,026	5,730	56	2001	(o)
405 North 75th Avenue, Bldg. 2	Phoenix, AZ	(i)	800	5,285	30	804	5,311	6,115	61	2001	(o)
405 North 75th Avenue, Bldg. 3	Phoenix, AZ	(i)	1,100	5,581	58	1,106	5,633	6,739	61	2001	(o)

					(s)
					Costs
					Capitalized	Gross Amount Carried
					Subsequent to	at Close of Period 12/31/04
			(b)		Acquisition or
			Initial Cost		Completion				Accumulated
	Location	(a)			and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/04	Renovated	Lives (Years)

Salt Lake City
512 Lawndale Drive(n)	Salt Lake City, UT		2,779	15,749	2,654	2,705	18,477	21,182	3,767	1981	(o)
1270 West 2320 South	West Valley, UT		138	784	178	143	957	1,100	187	1986/92	(o)
1275 West 2240 South	West Valley, UT		395	2,241	411	408	2,639	3,047	446	1986/92	(o)
1288 West 2240 South	West Valley, UT		119	672	157	123	825	948	169	1986/92	(o)
2235 South 1300 West	West Valley, UT		198	1,120	271	204	1,385	1,589	300	1986/92	(o)
1293 West 2200 South	West Valley, UT		158	896	210	163	1,101	1,264	279	1986/92	(o)
1279 West 2200 South	West Valley, UT		198	1,120	68	204	1,182	1,386	214	1986/92	(o)
1272 West 2240 South	West Valley, UT		336	1,905	436	347	2,330	2,677	525	1986/92	(o)
1149 West 2240 South	West Valley, UT		217	1,232	58	225	1,282	1,507	223	1986/92	(o)
1142 West 2320 South	West Valley, UT		217	1,232	305	225	1,529	1,754	401	1997	(o)
1152 West 2240 South	West Valley, UT		2,067	—	3,905	2,114	3,858	5,972	965	1999	(o)
369 Orange Street	Salt Lake City, UT		600	2,855	146	602	2,999	3,601	163	1980	(o)
1330 W. 3300 South Avenue	Ogden, UT		1,100	2,353	419	1,100	2,772	3,872	228	1982	(o)
12577 South 265 West Bldg. A(r)	Draper, UT		167	535	5	166	541	707	18	1996	(o)
12577 South 265 West Bldg. B(r)	Draper, UT		470	1,520	13	471	1,532	2,003	50	1996	(o)
12577 South 265 West Bldg. C	Draper, UT		226	716	8	228	722	950	23	1996	(o)
12577 South 265 West Bldg. D(r)	Draper, UT		237	752	10	239	760	999	22	1996	(o)
San Diego
9051 Siempre Viva Rd.(r)	San Diego, CA		540	1,598	201	541	1,798	2,339	117	1989	(o)
9163 Siempre Viva Rd	San Diego, CA		430	1,621	115	431	1,735	2,166	98	1989	(o)
9295 Siempre Viva Rd	San Diego, CA		540	1,569	151	541	1,719	2,260	108	1989	(o)
9255 Customhouse Plaza	San Diego, CA		3,230	11,030	870	3,234	11,896	15,130	754	1989	(o)
9375 Customhouse Plaza	San Diego, CA		430	1,384	176	431	1,559	1,990	111	1989	(o)
9465 Customhouse Plaza	San Diego, CA		430	1,437	149	431	1,585	2,016	115	1989	(o)
9485 Customhouse Plaza	San Diego, CA		1,200	2,792	245	1,201	3,036	4,237	176	1989	(o)
2675 Customhouse Court	San Diego, CA		590	2,082	138	591	2,219	2,810	131	1989	(o)
Southern New Jersey
2-5 North Olnev Ave	Cherry Hill, NJ		284	1,524	148	282	1,674	1,956	271	1963/85	(o)
2 Springdale Road	Cherry Hill, NJ		127	701	111	126	813	939	132	1968	(o)
4 Springdale Road(k)	Cherry Hill, NJ		335	1,853	752	332	2,608	2,940	382	1963/85	(o)
8 Springdale Road	Cherry Hill, NJ		259	1,436	691	258	2,128	2,386	330	1966	(o)
2050 Springdale Road	Cherry Hill, NJ		279	1,545	1,194	277	2,741	3,018	496	1965	(o)
16 Springdale Road	Cherry Hill, NJ		241	1,336	129	240	1,466	1,706	240	1967	(o)
5 Esterbrook Lane	Cherry Hill, NJ		241	1,336	235	240	1,572	1,812	250	1966/88	(o)
2 Pin Oak Lane	Cherry Hill, NJ		317	1,757	715	314	2,475	2,789	397	1968	(o)

					(s)
					Costs
					Capitalized	Gross Amount Carried
					Subsequent to	at Close of Period 12/31/04
			(b)		Acquisition or
			Initial Cost		Completion				Accumulated
	Location	(a)			and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/04	Renovated	Lives (Years)

Southern New Jersey — (Continued)
28 Springdale Road	Cherry Hill, NJ		192	1,060	207	190	1,269	1,459	201	1967	(o)
3 Esterbrook Lane	Cherry Hill, NJ		199	1,102	464	198	1,567	1,765	248	1968	(o)
4 Esterbrook Lane	Cherry Hill, NJ		234	1,294	35	232	1,331	1,563	223	1969	(o)
26 Springdale Road	Cherry Hill, NJ		227	1,257	408	226	1,666	1,892	259	1968	(o)
1 Keystone Ave	Cherry Hill, NJ		227	1,223	978	218	2,210	2,428	385	1969	(o)
21 Olnev Ave	Cherry Hill, NJ		69	380	64	68	445	513	71	1969	(o)
19 Olnev Ave	Cherry Hill, NJ		202	1,119	1,143	200	2,264	2,464	402	1971	(o)
2 Keystone Ave	Cherry Hill, NJ		216	1,194	577	214	1,773	1,987	305	1970	(o)
18 Olnev Ave	Cherry Hill, NJ		250	1,382	97	247	1,482	1,729	244	1974	(o)
2030 Springdale Rod	Cherry Hill, NJ		526	2,914	1,485	523	4,402	4,925	757	1977	(o)
111 Whittendale Drive	Morrestown, NJ		515	2,916	116	522	3,025	3,547	370	1991/96	(o)
9 Whittendale	Morrestown, NJ		337	1,911	68	343	1,973	2,316	175	2000	(o)
1931 Olney Road	Cherry Hill, NJ		262	1,486	132	267	1,613	1,880	122	1969	(o)
7851 Airport	Pennsauken, NJ		160	508	388	163	893	1,056	58	1966	(o)
103 Central(r)	Mt. Laurel, NJ		610	1,847	347	619	2,185	2,804	130	1970	(o)
7860-7870 Airport	Pennsauken, NJ		120	366	271	122	635	757	42	1968	(o)
7110-7112 Airport	Pennsauken, NJ		110	178	193	112	369	481	29	1963	(o)
St. Louis
8921-8971 Fost Avenue	Hazelwood, MO		431	2,479	119	431	2,598	3,029	700	1971	(o)
9043-9083 Frost Avenue	Hazelwood, MO		319	1,838	996	319	2,834	3,153	833	1970/77	(o)
2121 Chapin Industrial Drive	Vinita Park, MO		606	4,384	(3,914)	614	462	1,076	277	1969/94	(o)
10431-10449 Midwest Industrial Blvd	Olivette, MO		237	1,360	612	237	1,972	2,209	618	1967	(o)
10751 Midwest Industrial Boulevard	Olivette, MO		193	1,119	397	194	1,515	1,709	416	1965	(o)
6951 N Hanley(k)	Hazelwood, MO		405	2,295	1,337	419	3,618	4,037	790	1965	(o)
1037 Warson — Bldg A	St. Louis, MO		246	1,359	95	251	1,449	1,700	96	1968	(o)
1037 Warson — Bldg B	St. Louis, MO		380	2,103	102	388	2,197	2,585	145	1968	(o)
1037 Warson — Bldg C	St. Louis, MO		303	1,680	144	310	1,817	2,127	120	1968	(o)
1037 Warson — Bldg D	St. Louis, MO		353	1,952	96	360	2,041	2,401	138	1968	(o)
6821-6857 Hazelwood Ave	Berkeley, MO		1,095	6,205	585	985	6,900	7,885	469	2001	(o)
13701 Rider Trail North	Earth City, MO		800	2,099	544	804	2,639	3,443	260	1985	(o)
1908-2000 Innerbelt(k)	Overland, MO		1,590	9,026	502	1,591	9,527	11,118	510	1987	(o)
8449-95 Mid-County Industrial	Vinita Park, MO		520	1,590	68	520	1,658	2,178	104	1988	(o)
84104-76 Mid County Industrial	Vinita Park, MO		540	2,109	11	540	2,120	2,660	134	1989	(o)
2001 Innerbelt Business Center	Overland, MO		1,050	4,451	329	1,050	4,780	5,830	293	1987	(o)

					(s)
					Costs
					Capitalized	Gross Amount Carried
					Subsequent to	at Close of Period 12/31/04
			(b)		Acquisition or
			Initial Cost		Completion				Accumulated
	Location	(a)			and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/04	Renovated	Lives (Years)

St. Louis — (Continued)
4774 Park 36 Boulevard	St. Louis, MO		1,074	—	6,065	1,075	6,064	7,139	169	2001	(o)
1010 Turner Boulevard	St. Peters, MO		2,520	3,152	15	2,520	3,167	5,687	194	1989	(o)
1600 Park 370 Place(r)	Hazelwood, MO		892	—	5,699	892	5,699	6,591	344	2001	(o)
Tampa
6614 Adamo Drive	Tampa, FL		177	1,005	193	181	1,194	1,375	201	1967	(o)
6202 Benjamin Road	Tampa, FL		203	1,151	335	211	1,478	1,689	333	1981	(o)
6204 Benjamin Road	Tampa, FL		432	2,445	364	454	2,787	3,241	535	1982	(o)
6206 Benjamin Road	Tampa, FL		397	2,251	306	416	2,538	2,954	502	1983	(o)
6302 Benjamin Road	Tampa, FL		214	1,212	216	224	1,418	1,642	285	1983	(o)
6304 Benjamin Road	Tampa, FL		201	1,138	244	209	1,374	1,583	309	1984	(o)
6306 Benjamin Road	Tampa, FL		257	1,457	206	269	1,651	1,920	320	1984	(o)
6308 Benjamin Road	Tampa, FL		345	1,958	293	362	2,234	2,596	422	1984	(o)
5313 Johns Road	Tampa, FL		204	1,159	152	257	1,258	1,515	237	1991	(o)
5602 Thompson Center Court	Tampa, FL		115	652	204	120	851	971	198	1972	(o)
5411 Johns Road	Tampa, FL		230	1,304	168	241	1,461	1,702	271	1997	(o)
5525 Johns Road	Tampa, FL		192	1,086	77	200	1,155	1,355	203	1993	(o)
5607 Johns Road	Tampa, FL		102	579	84	110	655	765	117	1991	(o)
5709 Johns Road	Tampa, FL		192	1,086	165	200	1,243	1,443	244	1990	(o)
5711 Johns Road	Tampa, FL		243	1,376	185	255	1,549	1,804	329	1990	(o)
5453 W Waters Avenue	Tampa, FL		71	402	107	82	498	580	95	1987	(o)
5455 W Waters Avenue	Tampa, FL		307	1,742	230	326	1,953	2,279	373	1987	(o)
5553 W Waters Avenue	Tampa, FL		307	1,742	226	326	1,949	2,275	380	1987	(o)
5501 W Waters Avenue	Tampa, FL		154	871	161	162	1,024	1,186	185	1990	(o)
5503 W Waters Avenue	Tampa, FL		71	402	67	75	465	540	98	1990	(o)
5555 W Waters Avenue	Tampa, FL		213	1,206	126	221	1,324	1,545	243	1990	(o)
5557 W Waters Avenue	Tampa, FL		59	335	39	62	371	433	68	1990	(o)
5463 W Waters Avenue	Tampa, FL	(g)	497	2,751	494	560	3,182	3,742	519	1996	(o)
5461 W Waters	Tampa, FL		261	—	1,197	265	1,193	1,458	179	1998	(o)
5505 Johns Road #7	Tampa, FL		228	—	1,452	228	1,452	1,680	234	1999	(o)
5481 W. Waters Avenue	Tampa, FL		558	—	2,302	561	2,299	2,860	334	1999	(o)
5905 Breckenridge Parkway	Tampa, FL		189	1,070	133	191	1,201	1,392	118	1982	(o)
5907 Breckenridge Parkway	Tampa, FL		61	345	11	61	356	417	36	1982	(o)
5909 Breckenridge Parkway	Tampa, FL		173	980	70	174	1,049	1,223	119	1982	(o)
5911 Breckenridge Parkway	Tampa, FL		308	1,747	69	311	1,813	2,124	193	1982	(o)

					(s)
					Costs
					Capitalized	Gross Amount Carried
					Subsequent to	at Close of Period 12/31/04
			(b)		Acquisition or
			Initial Cost		Completion				Accumulated
	Location	(a)			and Valuation		Building and		Depreciation		Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/04		Renovated	Lives (Years)

Tampa — (Continued)
5910 Breckenridge Parkway	Tampa, FL		436	2,472	150	440	2,618	3,058	299		1982	(o)
5912 Breckenridge Parkway	Tampa, FL		460	2,607	58	464	2,661	3,125	276		1982	(o)
4515-4519 George Road	Tampa, FL		633	3,587	457	640	4,037	4,677	368		1985	(o)
6301 Benjamin Road	Tampa, FL		292	1,657	74	295	1,728	2,023	158		1986	(o)
5723 Benjamin Road	Tampa, FL		406	2,301	54	409	2,352	2,761	205		1986	(o)
6313 Benjamin Road	Tampa, FL		229	1,296	129	231	1,423	1,654	140		1986	(o)
5801 Benjamin Road	Tampa, FL		564	3,197	75	569	3,267	3,836	287		1986	(o)
5802 Benjamin Road	Tampa, FL		686	3,889	443	692	4,326	5,018	377		1986	(o)
5925 Benjamin Road	Tampa, FL		328	1,859	76	331	1,932	2,263	178		1986	(o)
6089 Johns Road	Tampa, FL	(j)	180	987	15	186	996	1,182	4		1985	(o)
6091 Johns Road(r)	Tampa, FL	(j)	140	730	10	144	736	880	3		1986	(o)
6103 Johns Road	Tampa, FL	(j)	220	1,160	19	226	1,173	1,399	5		1986	(o)
6201 Johns Road(r)	Tampa, FL	(j)	200	1,107	15	205	1,117	1,322	5		1981	(o)
6203 Johns Road(r)	Tampa, FL	(j)	300	1,460	24	311	1,473	1,784	8		1987	(o)
6205 Johns Road(r)	Tampa, FL	(j)	270	1,363	22	278	1,377	1,655	5		2000	(o)
6101 Johns Road(r)	Tampa, FL		210	833	15	216	842	1,058	4		1981	(o)
2904 Falkenburg Rd.(r)	Brandon, FL		372	—	1,639	404	1,607	2,011	9		2004	(o)
3002 S. Falkenburg(r)	Brandon, FL		452	—	841	325	968	1,293	6		2004	(o)
Other
4200 West Harry Street(l)	Wichita, KS		193	2,224	1,777	532	3,662	4,194	1,795		1972	(o)
6601 S. 33rd Street	McAllen, TX		231	1,276	244	233	1,518	1,751	321		1975	(o)
9601A Dessau Road	Austin, TX		255	—	2,231	366	2,120	2,486	303		1999	(o)
9601B Dessau Road	Austin, TX		248	—	1,966	355	1,859	2,214	451		1999	(o)
9601C Dessau Road	Austin, TX		248	—	2,141	355	2,034	2,389	673		1999	(o)
555 Vista Blvd	Sparks, NV		1,693	9,592	(398)	1,093	9,794	10,887	629		1980	(o)
3501 Maple Street(r)	Abilene, TX		67	1,057	1,126	266	1,984	2,250	898		1980	(o)
6266 Hurt Road(r)	Horn Lake, MS		1,825	—	688	367	2,126	2,493	101		1963	(o)
6266 Hurt Road, Building B(r)	Horn Lake, MS		—	—	7	—	7	7	—		1963	(o)
6266 Hurt Road, Building C(r)	Horn Lake, MS		—	—	14	—	14	14	—		1963	(o)
Redevelopments/ Developments/ Developable Land			47,587	3,093	18,442	65,469	3,653	69,122	138	(p)

			$454,261	$1,847,242	$585,873	$480,579	$2,406,797	$2,887,376	$381,297	(q)

NOTES:

(a)	See description of encumbrances in Note 5 to Notes to Consolidated Financial Statements.

(b)	Initial cost for each respective property is tangible purchase price allocated in accordance with SFAS No. 141.

(c)	These properties collateralize the Assumed Loan I.

(d)	This property collateralizes the Acquisition Mortgage Loan VIII.

(e)	This property collateralizes the Acquisition Mortgage Loan IX.

(f)	This property collateralizes the Acquisition Mortgage Loan IV.

(g)	This property collateralizes the Acquisition Mortgage Loan V.

(h)	This property collateralizes the Acquisition Mortgage Loan X.

(i)	These properties collateralize the Acquisition Mortgage Loan XIII.

(j)	These properties collateralize the Acquisition Mortgage Loan XIV.

(k)	Comprised of two properties.

(l)	Comprised of three properties.

(m)	Comprised of four properties.

(n)	Comprised of 28 properties.

(o)	Depreciation is computed based upon the following estimated lives:

Buildings, Improvements	20 to 50 years
Tenant Improvements, Leasehold Improvements	Life of lease
Furniture, Fixtures and Equipment	5 to 10 years

(p)	These properties represent developable land and redevelopments that have not been placed in service.

(q)	Excludes $23,092 of Construction in Progress, and includes real estate held for sale of $8,453 (Land), $45,541 (Buildings and Improvements), and $2,914 (Accumulated Depreciation).

(r)	Property is not in-service as of 12/31/04.

(s)	Improvements are net of write-off of fully depreciated assets.

(t)	This property collateralizes the Assumed Loan II.

(u)	This property collateralizes the Acquisition Mortgage Loan XII.
      At December 31, 2004, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $2.6 billion (excluding construction in progress.)

FIRST INDUSTRIAL REALTY TRUST, INC.
SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
As of December 31, 2004
      The changes in total real estate assets for the three years ended December 31, 2004 are as follows:

	2004	2003	2002

	(Dollars in thousands)
Balance, Beginning of Year	$2,738,034	$2,706,125	$2,748,835
Acquisition, Construction Costs and Improvements	508,572	334,836	357,704
Disposition of Assets	(313,940)	(302,927)	(400,414)
Write-off of Fully Depreciated Assets	(22,198)	—	—

Balance, End of Year	$2,910,468	$2,738,034	$2,706,125

      The changes in accumulated depreciation for the three years ended December 31, 2004 are as follows:

	2004	2003	2002

Balance, Beginning of Year	$349,252	$310,517	$280,518
Depreciation for Year	82,757	73,902	67,525
Disposition of Assets	(28,514)	(35,167)	(37,526)
Write-off of Fully Depreciated Assets	(22,198)	—	—

Balance, End of Year	$381,297	$349,252	$310,517