Form 10-Q
period 2005-03-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 2005-05-10
CIK 921825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Number of shares of Common Stock, $.01 par value, outstanding as of April 29, 2005: 42,961,483

FIRST INDUSTRIAL REALTY TRUST, INC.
Form 10-Q
For the Period Ended March 31, 2005

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(Unaudited)
	(Dollars in thousands,
	except share and per share
	data)
ASSETS
Assets:
Investment in Real Estate:
Land	$465,587	$472,126
Buildings and Improvements	2,359,844	2,361,256
Construction in Progress	41,785	23,092
Less: Accumulated Depreciation	(394,323)	(378,383)

Net Investment in Real Estate	2,472,893	2,478,091

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $4,097 and $3,374 at March 31, 2005 and December 31, 2004, respectively	49,926	52,790
Cash and Cash Equivalents	751	4,924
Restricted Cash	3,611	25
Tenant Accounts Receivable, Net	8,962	6,986
Investments in Joint Ventures	10,431	5,489
Deferred Rent Receivable	20,440	18,314
Deferred Financing Costs, Net	11,065	11,574
Prepaid Expenses and Other Assets, Net	131,427	140,042

Total Assets	$2,709,506	$2,718,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage Loans Payable, Net	$62,455	$59,905
Senior Unsecured Debt, Net	1,347,858	1,347,524
Unsecured Line of Credit	159,500	167,500
Accounts Payable, Accrued Expenses and Other Liabilities, Net	91,046	74,771
Rents Received in Advance and Security Deposits	29,633	30,621
Dividends Payable	34,339	35,487

Total Liabilities	1,724,831	1,715,808

Commitments and Contingencies	—	—
Minority Interest	156,088	156,933
Stockholders’ Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized, 20,000, 500 and 250 shares of Series C, F and G Cumulative Preferred Stock, respectively, issued and outstanding, having a liquidation preference of $2,500 per share ($50,000), $100,000 per share ($50,000) and $100,000 per share ($25,000), at March 31, 2005 and December 31, 2004, respectively)	—	—
Common Stock ($.01 par value, 100,000,000 shares authorized, 45,468,650 and 45,360,491 shares issued and 42,942,250 and 42,834,091 shares outstanding at March 31, 2005 and December 31, 2004, respectively)	455	454
Additional Paid-in-Capital	1,147,633	1,142,356
Distributions in Excess of Accumulated Earnings	(219,698)	(203,417)
Unearned Value of Restricted Stock Grants	(25,241)	(19,611)
Accumulated Other Comprehensive Loss	(3,974)	(3,700)
Treasury Shares at Cost (2,526,400 shares at March 31, 2005 and December 31, 2004)	(70,588)	(70,588)

Total Stockholders’ Equity	828,587	845,494

Total Liabilities and Stockholders’ Equity	$2,709,506	$2,718,235

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

		Restated

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

	(Unaudited)
	(Dollars in thousands, except
	share and per share data)
Revenues:
Rental Income	$64,244	$57,281
Tenant Recoveries and Other Income	23,742	20,488

Total Revenues	87,986	77,769

Expenses:
Real Estate Taxes	13,507	11,998
Repairs and Maintenance	7,824	6,544
Property Management	4,050	2,611
Utilities	3,485	3,123
Insurance	610	771
Other	1,512	1,733
General and Administrative	11,922	7,223
Amortization of Deferred Financing Costs	509	446
Depreciation and Other Amortization	27,836	20,810

Total Expenses	71,255	55,259

Other Income/ Expense:
Interest Income	389	712
Interest Expense	(25,975)	(23,698)
Mark-to-Market of Interest Rate Protection Agreement	941	—

Total Other Income/ Expense	(24,645)	(22,986)

Loss from Continuing Operations Before Income Tax Benefit, Equity
in Income of Joint Ventures and Income Allocated to Minority Interest	(7,914)	(476)
Income Tax Benefit	1,656	888
Equity in (Loss) Income of Joint Ventures	(122)	245
Minority Interest Allocable to Continuing Operations	1,127	613

(Loss) Income from Continuing Operations	(5,253)	1,270
Income from Discontinued Operations (Including Gain on Sale of
Real Estate of $13,496 and $27,211 for the Three Months Ended March 31, 2005 and 2004, respectively)	14,504	31,351
Provision for Income Taxes Allocable to Discontinued Operations (Including $3,202 and $2,168 allocable to Gain on Sale of Real Estate for the Three Months Ended March 31, 2005 and 2004, respectively)	(3,539)	(2,638)
Minority Interest Allocable to Discontinued Operations	(1,439)	(4,100)

Income Before Gain on Sale of Real Estate	4,273	25,883
Gain on Sale of Real Estate	21,484	3,246
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(7,537)	(730)
Minority Interest Allocable to Gain on Sale of Sale Estate	(1,830)	(359)

Net Income	16,390	28,040
Less: Preferred Stock Dividends	(2,310)	(5,044)

Net Income Available to Common Stockholders	$14,080	$22,996

Basic Earnings Per Share:
Income (Loss) from Continuing Operations	$0.11	$(0.04)

Income From Discontinued Operations	$0.23	$0.62

Net Income Available to Common Stockholders	$0.33	$0.58

Weighted Average Shares Outstanding	42,158	39,530

Diluted Earnings Per Share:
Income (Loss) from Continuing Operations	$0.11	$(0.04)

Income From Discontinued Operations	$0.22	$0.62

Net Income Available to Common Stockholders	$0.33	$0.57

Weighted Average Shares Outstanding	42,466	39,995

Net Income	$16,390	$28,040
Other Comprehensive (Loss) Income:
Mark-to-Market of Interest Rate Protection Agreements and Interest Rate Swap Agreements	—	381
Amortization of Interest Rate Protection Agreements	(274)	54

Comprehensive Income	$16,116	$28,475

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Restated

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$16,390	$28,040
Income Allocated to Minority Interest	2,142	3,846

Net Income Before Minority Interest	18,532	31,886
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	22,510	19,744
Amortization of Deferred Financing Costs	509	446
Other Amortization	7,001	4,455
Provision for Bad Debt	230	868
Mark-to-Market of Interest Rate Protection Agreement	(941)	—
Equity in Loss (Income) of Joint Ventures	122	(245)
Distributions from Joint Ventures	—	245
Gain on Sale of Real Estate, Net of Income Taxes	(24,241)	(27,559)
Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(19,179)	(1,772)
Increase in Deferred Rent Receivable	(2,250)	(1,696)
Increase (Decrease) in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	2,203	(7,567)

Net Cash Provided by Operating Activities	4,496	18,805

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(117,578)	(83,452)
Net Proceeds from Sales of Investments in Real Estate	145,846	85,328
Contributions to and Investments in Joint Ventures	(7,589)	(2,184)
Distributions from Joint Ventures	125	291
Repayment of Mortgage Loans Receivable	21,968	3,327
(Increase) Decrease in Restricted Cash	(3,586)	27,902

Net Cash Provided by Investing Activities	39,186	31,212

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from the Issuance of Common Stock	248	31,597
Repurchase of Restricted Stock	(3,006)	(3,459)
Dividends/ Distributions	(34,255)	(31,889)
Preferred Stock Dividends	(3,542)	(5,044)
Repayments on Mortgage Loans Payable	(467)	(294)
Proceeds on Mortgage Loans Payable	1,167	—
Proceeds from Unsecured Line of Credit	43,500	45,000
Repayments on Unsecured Line of Credit	(51,500)	(79,000)

Net Cash Used in Financing Activities	(47,855)	(43,089)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,173)	6,928
Cash and Cash Equivalents, Beginning of Period	4,924	821

Cash and Cash Equivalents, End of Period	$751	$7,749

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	Organization and Formation of Company
      First Industrial Realty Trust, Inc. (the “Company”) was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner with an approximate 86.9% and 86.1% ownership interest at March 31, 2005 and March 31, 2004, respectively. Minority interest at March 31, 2005 and March 31, 2004 of approximately 13.1% and 13.9%, respectively, represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.
      As of March 31, 2005, the Company owned 884 industrial properties (inclusive of developments in process) located in 24 states, containing an aggregate of approximately 69.9 million square feet of gross leasable area (“GLA”). Of the 884 industrial properties owned by the Company, 514 are held by the Operating Partnership and limited liability companies of which the Operating Partnership is the sole member, 304 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners and 66 are held by an entity wholly-owned by the Operating Partnership.
      On March 21, 2005, the Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, entered into a joint venture arrangement with an institutional investor to invest in industrial properties (the “March 2005 Joint Venture”). The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, owns a ten percent equity interest in and provides property management, leasing, development, disposition and portfolio management services to the March 2005 Joint Venture.
      The Company, through separate, wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to, two other joint ventures which invest in industrial properties (the “September 1998 Joint Venture” and the “May 2003 Joint Venture”). The Company, through separate wholly-owned limited liability companies of which the Operating Partnership is also the sole member, also owned a minority interest in and provided property management services to another joint venture which invested in industrial properties (the “December 2001 Joint Venture”; together with the March 2005 Joint Venture, the September 1998 Joint Venture and the May 2003 Joint Venture, the “Joint Ventures”). During the year ended December 31, 2004, the December 2001 Joint Venture sold all of its industrial properties. The operating data of the Joint Ventures is not consolidated with that of the Company as presented herein.

2.	Summary of Significant Accounting Policies
      The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Company’s 2004 Form 10-K and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2004 audited financial statements included in the Company’s 2004 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.
      In order to conform with generally accepted accounting principles, management, in preparation of the Company’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2005 and December 31, 2004, and the reported amounts of revenues and expenses for each of the three months ended March 31, 2005 and March 31, 2004. Actual results could differ from those estimates.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of the financial position of the Company as of March 31, 2005 and December 31, 2004 and the results of its operations and comprehensive income for each of the three months ended March 31, 2005 and March 31, 2004, and its cash flows for each of the three months ended March 31, 2005 and March 31, 2004, and all adjustments are of a normal recurring nature.

Restatement:
      In the consolidated statement of operations and cash flows for the three months ended March 31, 2004 presented in its Form 10-Q filed May 10, 2004, the Company allocated its entire tax provision/ benefit to income from discontinued operations. The Company has determined that its tax provision/ benefit should be allocated between income from continuing operations, income from discontinued operations and gain on sale of real estate. The Company has restated its consolidated statement of operations and cash flows for the three months ended March 31, 2004 to reflect this new allocation in this Form 10-Q.

Income Taxes:
      The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a result, the Company generally is not subject to federal income taxation to the extent of the income which it distributes if it satisfies the requirements set forth in Section 856 of the Code (pertaining to its organization and types of income and assets) necessary to maintain its status as a REIT, it distributes annually at least 90% of its REIT taxable income, as defined in the Code, to its stockholders and it satisfies certain other requirements. Accordingly, a provision has been made for federal income taxes in the accompanying consolidated financial statements only as it relates to the activities conducted in its taxable REIT subsidiary, First Industrial Development Services, Inc. which has been accounted for under FASB (hereinafter defined) Statement of Financial Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). Additionally, the Company and certain of its subsidiaries are subject to certain state and local income taxes; these taxes are included within the provision for income taxes in the accompanying consolidated financial statements. In accordance with FAS 109, the total benefit/expense has been separately allocated to income from continuing operations, income from discontinued operations and gain on sale of real estate.

Stock Incentive Plan:
      Prior to January 1, 2003, the Company accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company’s stock on the date of grant. On January 1, 2003, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Company is applying the fair value recognition provisions of FAS 123 prospectively to all employee option awards granted after December 31, 2002. The Company has not awarded options to employees or directors of the Company during the three months ended March 31, 2005 and March 31, 2004, and therefore no stock-based employee compensation expense is included in net income available to common stockholders related to the fair value recognition provisions of FAS 123.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the pro forma effect on net income and earnings per share as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested option awards in each period presented:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

Net Income Available to Common Stockholders — as reported	$14,080	$22,996
Less: Total Stock-Based Employee Compensation Expense, Net of Minority Interest — Determined Under the Fair Value Method	(40)	(103)

Net Income Available to Common Stockholders — pro forma	$14,040	$22,893

Net Income Available to Common Stockholders per Share — as reported — Basic	$0.33	$0.58
Net Income Available to Common Stockholders per Share — pro forma — Basic	$0.33	$0.58
Net Income Available to Common Stockholders per Share — as reported — Diluted	$0.33	$0.57
Net Income Available to Common Stockholders per Share — pro forma — Diluted	$0.33	$0.57

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

Reclassification
      Certain 2004 items have been reclassified to conform with 2005 presentation.

Recent Accounting Pronouncements
      In December, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29 (“SFAS No. 153”). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Company’s consolidated financial statements.
      In December, 2004, the FASB issued SFAS No. 123: (Revised 2004) — Share-Based Payment (“SFAS No. 123R”). SFAS 123R replaces SFAS No. 123, which the Company adopted on January 1, 2003.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the first interim or annual reporting period that begins after December, 2005. The Company does not believe that the adoption of SFAS No. 123R will have a material effect on the Company’s consolidated financial statements.

3.	Investments in Joint Ventures
      As of March 31, 2005, the September 1998 Joint Venture owned 41 industrial properties comprising approximately 1.3 million square feet of GLA, the May 2003 Joint Venture owned seven industrial properties comprising approximately 3.8 million square feet of GLA, and the March 2005 Joint Venture owned seven industrial properties comprising approximately 1.4 million square feet of GLA and several land parcels. During the three months ended March 31, 2005, the Company sold seven industrial properties and several land parcels to the March 2005 Joint Venture at a total sales price of $85,603.
      The Company deferred 15% of the gain on sale of real estate and acquisition fees and 10% of the gain on sale of real estate, which is equal to the Company’s economic interests in the May 2003 Joint Venture and the March 2005 Joint Venture, respectively. The deferrals reduce the Company’s investment in the joint ventures and are amortized into income over the life of the properties, generally 40 to 45 years.
      If either Joint Venture sells any of these properties to a third party, the Company will recognize the unamortized portion of the deferred gain and fees as gain on sale of real estate or other income, respectively. If the Company repurchases any of these properties, the deferrals will be netted against the basis of the property purchased (which reduces the basis of the property).
      At March 31, 2005 and December 31, 2004, the Company has a receivable from the Joint Ventures of $989 and $1,261, respectively, which mainly relates to borrowings made, as allowed by the partnership agreement, by the September 1998 Joint Venture from the Company.
      During the three months ended March 31, 2005 and March 31, 2004, the Company invested the following amounts in its Joint Ventures as well as received distributions and recognized fees from acquisition, disposition, property management and asset management services in the following amounts:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

Contributions	$7,052	$788
Distributions	$125	$536
Fees	$1,678	$688

4.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit
      On January 12, 2005, in conjunction with the acquisition of a parcel of land, the seller provided the Company a mortgage loan in the amount of $1,167 (the “Acquisition Mortgage Loan XV”). The Acquisition Mortgage Loan XV is collateralized by a land parcel in Lebanon, TN, does not require principal payments prior to maturity on January 12, 2006 and has a 0% interest rate. Since the Acquisition Mortgage XV is non-interest bearing, a discount should be applied with an offsetting amount allocated to the basis of the land. The Company has concluded that the discount is not material and has not accounted for the discount or the land basis adjustment.
      On March 31, 2005, the Company assumed a mortgage loan in the amount of $1,977 (the “Acquisition Mortgage Loan XVI”). The Acquisition Mortgage Loan XVI is collateralized by one property in New Hope, MN, bears interest at a fixed rate of 5.50% and provides for monthly principal and interest payments based

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on a 20-year amortization schedule. The Acquisition Mortgage Loan XVI matures on September 30, 2024. In conjunction with the assumption of the Acquisition Mortgage Loan XVI, the Company recorded a premium in the amount of $32 which will be amortized as an adjustment to interest expense through March 31, 2009. Including the impact of the premium recorded, the Company’s effective interest rate on the Acquisition Mortgage Loan XVI is 5.30%. The Acquisition Mortgage Loan XVI may be prepaid on April 1, 2009 without incurring a prepayment fee.
      The following table discloses certain information regarding the Company’s mortgage loans payable, senior unsecured debt and unsecured line of credit:

							Interest
	Outstanding Balance at				Accrued Interest Payable at		Rate at

	March 31,		December 31,		March 31,	December 31,	March 31,	Maturity
	2005		2004		2005	2004	2005	Date

Mortgage Loans Payable, Net
Assumed Loan I	$2,751		$2,874		$—	$22	9.250%	09/01/09
Assumed Loan II	1,952		1,995		—	15	9.250%	01/01/13
Acquisition Mortgage Loan IV	2,013		2,037		15	15	8.950%	10/01/06
Acquisition Mortgage Loan V	2,438	(1)	2,456	(1)	18	18	9.010%	09/01/06
Acquisition Mortgage Loan VIII	5,424		5,461		37	38	8.260%	12/01/19
Acquisition Mortgage Loan IX	5,625		5,664		39	39	8.260%	12/01/19
Acquisition Mortgage Loan X	16,119	(1)	16,251	(1)	99	99	8.250%	12/01/10
Acquisition Mortgage Loan XII	2,549	(1)	2,565	(1)	15	15	7.540%	01/01/12
Acquisition Mortgage Loan XIII	13,777	(1)	13,862	(1)	41	42	5.600%	11/10/12
Acquisition Mortgage Loan XIV	6,636	(1)	6,740	(1)	—	13	6.940%	07/01/09
Acquisition Mortgage Loan XV	1,167		—		—	—	N/A	01/12/06
Acquisition Mortgage Loan XVI	2,004	(1)	—		—	—	5.500%	09/30/24

Total	$62,455		$59,905		$264	$316

Senior Unsecured Debt, Net
2005 Notes	$50,000		$50,000		$1,245	$383	6.900%	11/21/05
2006 Notes	150,000		150,000		3,500	875	7.000%	12/01/06
2007 Notes	149,989	(2)	149,988	(2)	4,307	1,456	7.600%	05/15/07
2017 Notes	99,878	(2)	99,876	(2)	2,500	625	7.500%	12/01/17
2027 Notes	15,054	(2)	15,053	(2)	407	138	7.150%	05/15/27
2028 Notes	199,817	(2)	199,815	(2)	3,209	7,009	7.600%	07/15/28
2011 Notes	199,639	(2)	199,624	(2)	656	4,343	7.375%	03/15/11
2012 Notes	199,028	(2)	198,994	(2)	6,341	2,903	6.875%	04/15/12
2032 Notes	49,396	(2)	49,390	(2)	1,787	818	7.750%	04/15/32
2009 Notes	124,817	(2)	124,806	(2)	1,932	292	5.250%	06/15/09
2014 Notes	110,240	(2)	109,978	(2)	2,675	669	6.420%	06/01/14

Total	$1,347,858		$1,347,524		$28,559	$19,511

Unsecured Line of Credit
Unsecured Line of Credit	$159,500		$167,500		$572	$549	3.430%	09/28/07

(1)	At March 31, 2005, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII, the Acquisition Mortgage Loan XIII, the Acquisition Mortgage Loan XIV and the Acquisition Mortgage Loan XVI includes unamortized premiums of $54, $2,196,

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$257, $438, $523 and $32, respectively. At December 31, 2004 the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII, the Acquisition Mortgage Loan XIII, and the Acquisition Mortgage Loan XIV include unamortized premiums of $63, $2,291, $267, $453 and $553, respectively.

(2)	At March 31, 2005, the 2007 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes and the 2014 Notes are net of unamortized discounts of $11, $122, $16, $183, $361, $972, $604, $183 and $14,760 respectively. At December 31, 2004, the 2007 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes and the 2014 Notes are net of unamortized discounts of $13, $124, $16, $185, $376, $1,006, $610, $194 and $15,023, respectively.
      The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2005	$51,451
2006	157,335
2007	311,535
2008	2,200
2009	131,980
Thereafter	929,024

Total	$1,583,525

Other Comprehensive Income:
      In conjunction with the prior issuances of senior unsecured debt, the Company entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the “Interest Rate Protection Agreements”). In the next 12 months, the Company will amortize approximately $1,076 into net income by reducing interest expense.

Derivatives:
      On January 13, 2005, the Company, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Company is in the process of constructing. This interest rate protection agreement has a notional value of $50,000, is based on the five year treasury, has a strike rate of 3.936% and settles on October 4, 2005. Per SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), fair value and cash flow hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement does not qualify for hedge accounting and the change in value of the interest rate protection agreement will be recognized immediately in net income as opposed to other comprehensive income. Accordingly, the Company recognized $941 in net income from the mark-to-market of the interest rate protection agreement for the three months ended March 31, 2005.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Stockholders’ Equity

Dividend/ Distributions:
      The following table summarizes dividends/distributions accrued during the three months ended March 31, 2005.

	Three Months Ended
	March 31, 2005

	Dividend/	Total
	Distribution	Dividend/
	per Share/Unit	Distribution

Common Stock/ Operating Partnership Units	$0.6950	$34,339
Series C Preferred Stock	$53.9060	$1,078
Series F Preferred Stock	$1,559.0000	$780
Series G Preferred Stock	$1,809.0000	$452

Non-Qualified Employee Stock Options:
      During the three months ended March 31, 2005, certain employees of the Company exercised 8,434 non-qualified employee stock options. Net proceeds to the Company were approximately $248.

Restricted Stock:
      During the three months ended March 31, 2005, the Company awarded 189,878 shares of restricted common stock to certain employees and 1,012 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $8,014 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

Units:
      On March 4, 2005, the Operating Partnership issued 37,587 Units having an aggregate market value of approximately $1,507 in exchange for property.

6.	Acquisition and Development of Real Estate
      During the three months ended March 31, 2005, the Company acquired 21 industrial properties comprising approximately 3.0 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $94,642, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

7.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations
      During the three months ended March 31, 2005, the Company sold 20 industrial properties comprising approximately 3.2 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 20 industrial properties and several land parcels were approximately $158,233. The gain on sale of real estate, net of income taxes was approximately $24,241. Twelve of the 20 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate, net of income taxes for the 12 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate, net of income taxes for the eight industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At March 31, 2005, the Company had 10 industrial properties comprising approximately 1.3 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the 10 industrial properties held for sale at March 31, 2005 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.
      Income from discontinued operations for the three months ended March 31, 2005 reflects the results of operations and gain on sale of real estate, net of income taxes of 12 industrial properties that were sold during the three months ended March 31, 2005 as well as the results of operations of 10 industrial properties held for sale at March 31, 2005.
      Income from discontinued operations for the three months ended March 31, 2004 reflects the results of operations of 12 industrial properties that were sold during the three months ended March 31, 2005, 92 industrial properties that were sold during the year ended December 31, 2004, 10 industrial properties identified as held for sale at March 31, 2005, as well as the gain on sale of real estate from 20 industrial properties which were sold during the three months ended March 31, 2004.
      The following table discloses certain information regarding the industrial properties included in discontinued operations by the Company for the three months ended March 31, 2005 and March 31, 2004.

		Restated

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

Total Revenues	$2,311	$9,461
Operating Expenses	(845)	(3,313)
Depreciation and Amortization	(458)	(2,008)
Provision for Income Taxes	(337)	(470)
Gain on Sale of Real Estate, Net of Income Taxes	10,294	25,043

Income from Discontinued Operations	$10,965	$28,713

8.	Supplemental Information to Statements of Cash Flows
      Supplemental disclosure of cash flow information:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

Interest paid, net of capitalized interest	$16,956	$16,412

Interest capitalized	$539	$391

Supplemental schedule of noncash investing and financing activities:
Distribution payable on common stock/ Units	$34,339	$32,718

Exchange of units for common shares:
Minority interest	$—	$(1,096)
Additional paid-in-capital	—	1,096

	$—	$—

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:
Purchase of real estate	$94,642	$56,975
Accounts payable and accrued expenses	(693)	(38)
Issuance of Operating Partnership Units	(1,507)	—
Mortgage Debt	(1,977)	—

Acquisition of real estate	$90,465	$56,937

In conjunction with certain property sales, the Company provided seller financing:
Notes receivable	$4,998	$22,895

9.	Earnings Per Share (“EPS”)
      The computation of basic and diluted EPS is presented below:

		Restated

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

Numerator:
(Loss) Income from Continuing Operations	$(5,253)	$1,270
Gain on Sale of Real Estate, Net of Minority Interest and Income Taxes	12,117	2,157
Less: Preferred Stock Dividends	(2,310)	(5,044)

Income (Loss) from Continuing Operations Available to
Common Stockholders, Net of Minority Interest — For Basic and Diluted EPS	4,554	(1,617)
Discontinued Operations, Net of Minority Interest and Income Taxes	9,526	24,613

Net Income Available to Common Stockholders — For Basic and Diluted EPS	$14,080	$22,996

Denominator:
Weighted Average Shares — Basic	42,157,890	39,529,581
Effect of Dilutive Securities:
Employee and Director Common Stock Options	188,402	344,116
Employee and Director Shares of Restricted Stock	120,084	121,002

Weighted Average Shares — Diluted	42,466,376	39,994,699

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Restated

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

Basic EPS:
Income (Loss) from Continuing Operations Available to Common Stockholders, Net of Minority Interest	$0.11	$(0.04)

Discontinued Operations, Net of Minority Interest and Income Taxes	$0.23	$0.62

Net Income Available to Common Stockholders	$0.33	$0.58

Diluted EPS:
Income (Loss) from Continuing Operations Available to Common Stockholders, Net of Minority Interest	$0.11	$(0.04)

Discontinued Operations, Net of Minority Interest and Income Taxes	$0.22	$0.62

Net Income Available to Common Stockholders	$0.33	$0.57

10.	Commitments and Contingencies
      In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.
      The Company has committed to the construction of certain industrial properties totaling approximately 1.5 million square feet of GLA. The estimated total construction costs are approximately $98.6 million. Of this amount, approximately $49.0 million remains to be funded. There can be no assurance the actual completion cost will not exceed the estimated completion cost stated above.
      At March 31, 2005, the Company had 18 other letters of credit outstanding in the aggregate amount of $13,192. These letters of credit expire between June 2005 and April 2007.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Restatement of Consolidated Statement of Operations
      In the consolidated statement of operations and cash flows for the three months ended March 31, 2004 presented in its Form 10-Q filed May 10, 2004, the Company allocated its entire tax provision/ benefit to income from discontinued operations. The Company has determined that its tax provision/ benefit should be allocated between income from continuing operations, income from discontinued operations and gain on sale of real estate. The Company has restated its consolidated statement of operations and cash flows for the three months ended March 31, 2004 to reflect this new allocation in this Form 10-Q.

	For the Three Months Ended March 31, 2004

	As Previously
	Reported on
	Form 10-Q	Restatement	Restated
	Filed	of Benefit	Amounts	Adjustment for	As Reported
	May 10,	(Expense) of	for 2004	Discontinued	on 2005
	2004	Income Tax	10-Q	Operations	10-Q

Income (Loss) from Continuing Operations Before Income Tax Benefit, Equity in Income of Joint Ventures and Income Allocated to Minority Interest	$2,560	$	$2,560	$(3,036)	$(476)
Income Tax Benefit	—	542	542	346	888
Equity in Income of Joint Ventures	245	—	245	—	245
Minority Interest Allocable to Continuing Operations	307	(77)	230	383	613

Income from Continuing Operations	3,112	465	3,577	(2,307)	1,270
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $27,211, Net of Income Taxes), Net of Income Taxes	25,835	188	26,023	2,690	28,713
Minority Interest Allocable to Discontinued Operations	(3,689)	(27)	(3,716)	(384)	(4,100)

Income Before Gain on Sale of Real Estate	25,258	626	25,884	(1)	25,883
Gain on Sale of Real Estate, Net of Income Taxes	3,246	(730)	2,516	—	2,516
Minority Interest Allocable to Gain on Sale of Real Estate	(464)	104	(360)	1	(359)

Net Income	28,040	—	28,040	—	28,040
Less: Preferred Stock Dividends	(5,044)	—	(5,044)	—	(5,044)
Net Income Available to Common Stockholders	$22,996	$—	$22,996	$—	$22,996

Basic Earnings Per Share:
Income from Continuing Operations	$0.02	$—	$0.02	$(0.06)	$(0.04)

Income from Discontinued Operations	$0.56	$—	$0.56	$0.06	$0.62

Net Income Available to Common Stockholders	$0.58	$—	$0.58	$—	$0.58

Diluted Earnings Per Share:
Income from Continuing Operations	$0.02	$—	$0.02	$(0.06)	$(0.04)

Income from Discontinued Operations	$0.55	$—	$0.56	$0.06	$0.62

Net Income Available to Common Stockholders	$0.57	$—	$0.57	$—	$0.57

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Subsequent Events
      From April 1, 2005 to April 29, 2005, the Company acquired one industrial property for a purchase price of approximately $2,857, excluding costs incurred in conjunction with the acquisition of this industrial property. The Company also sold four industrial properties and several land parcels for approximately $34,209 of gross proceeds.
      On April 18, 2005, the Company and the Operating Partnership paid a first quarter 2005 dividend/distribution of $.6950 per common share/ Unit, totaling approximately $34,339.

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
GENERAL
      The Company was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code (the “Code”). The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner with an approximate 86.9% ownership interest at March 31, 2005. Minority interest in the Company at March 31, 2005 represents the approximate 13.1% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.
      As of March 31, 2005, the Company owned 884 industrial properties (inclusive of developments in process) located in 24 states, containing an aggregate of approximately 69.9 million square feet of gross leasable area (“GLA”). Of the 884 industrial properties owned by the Company, 514 are held by the Operating Partnership and limited liability companies of which the Operating Partnership is the sole member, 304 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners and 66 are held by an entity wholly-owned by the Operating Partnership.
      On March 21, 2005, the Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, entered into a joint venture arrangement with an institutional investor to invest in industrial properties (the “March 2005 Joint Venture”). The Company, through wholly-owned limited liability companies of which the Operating Partnership is the sole member, owns a ten percent equity interest in and provides property management, leasing, development, disposition and portfolio management services to the March 2005 Joint Venture.
      The Company, through separate, wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to, two other joint ventures which invest in industrial properties (the “September 1998 Joint Venture” and the “May 2003 Joint Venture”).

The Company, through separate, wholly-owned limited liability companies of which the Operating Partnership is also the sole member, also owned a minority interest in and provided property management services to another joint venture which invested in industrial properties (the “December 2001 Joint Venture”; together with the March 2005 Joint Venture, the September 1998 Joint Venture and the May 2003 Joint Venture, the “Joint Ventures”). During the year ended December 31, 2004, the December 2001 Joint Venture sold all of its industrial properties. The operating data of the Joint Ventures is not consolidated with that of the Company as presented herein.
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
RESTATEMENT
      In the consolidated statement of operations and cash flows for the three months ended March 31, 2004 presented in its Form 10-Q filed May 10, 2004, the Company allocated its entire tax provision/benefit to income from discontinued operations. The Company has determined that its tax provision/benefit should be allocated between income from continuing operations, income from discontinued operations and gain on sale of real estate. The Company has restated its consolidated statement of operations and cash flows for the three months ended March 31, 2004 to reflect this new allocation in this Form 10-Q.
RESULTS OF OPERATIONS
Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004
      The Company’s net income available to common stockholders was $14.1 million and $23.0 million for the three months ended March 31, 2005 and 2004, respectively. Basic and diluted net income available to common stockholders were $0.33 and $0.33 per share, respectively, for the three months ended March 31, 2005, and $0.58 and $0.57 per share, respectively, for the three months ended March 31, 2004.

      The tables below summarize the Company’s revenues, property expenses and depreciation and other amortization by various categories for the three months ended March 31, 2005 and March 31, 2004. Same store properties are in service properties owned prior to January 1, 2004. Acquired properties are properties that were acquired subsequent to December 31, 2003. Sold properties are properties that were sold subsequent to December 31, 2003. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after December 31, 2003 or acquisitions acquired prior to January 1, 2004 that were not placed in service as of December 31, 2003. These properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Other revenues are derived from the operations of the Company’s maintenance company, fees earned from the Company’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Company’s maintenance company and other miscellaneous regional expenses.
      The Company’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Company’s future revenues and expenses may vary materially from historical rates.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004	$ Change	% Change

REVENUES ($ in 000’s)
Same Store Properties	$68,006	$66,923	$1,083	1.6%
Acquired Properties	10,536	824	9,712	1,178.6%
Sold Properties	1,646	9,600	(7,954)	-82.9%
Properties Not In Service	6,219	6,674	(455)	-6.8%
Other	3,890	3,209	681	21.2%

	$90,297	$87,230	$3,067	3.5%
Discontinued Operations	(2,311)	(9,461)	7,150	-75.6%

Total Revenues	$87,986	$77,769	$10,217	13.1%

      At March 31, 2005 and March 31, 2004, the occupancy rates of the Company’s same store properties were 90.2% and 88.2%, respectively. Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $9.7 million due to the 100 industrial properties acquired subsequent to December 31, 2003 totaling approximately 12.2 million square feet of GLA. Revenues from sold properties decreased $8.0 million due to the 117 industrial properties sold subsequent to December 31, 2003 totaling approximately 10.6 million square feet of GLA. Revenues from properties not in service decreased by $.5 million due to a one time restoration fee earned during the three months ended March 31, 2004 offset by an increase in revenues due to an increase in occupancy of properties placed in service during

2004 and 2005. Other revenues increased by approximately $0.7 million due primarily to an increase in joint venture fees and assignment fees.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004	$ Change	% Change

PROPERTY EXPENSES ($ in 000’s)
Same Store Properties	$23,592	$22,912	$680	3.0%
Acquired Properties	2,799	281	2,518	896.1%
Sold Properties	830	3,324	(2,494)	-75.0%
Properties Not In Service	2,770	2,343	427	18.2%
Other	1,842	1,233	609	49.4%

	$31,833	$30,093	$1,740	5.8%
Discontinued Operations	(845)	(3,313)	2,468	-74.5%

Total Property Expenses	$30,988	$26,780	$4,208	15.7%

      Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased by $2.5 million due to properties acquired subsequent to December 31, 2003. Property expenses from sold properties decreased by $2.5 million due to properties sold subsequent to December 31, 2003. Property expenses from properties not in service increased by $0.4 million due primarily to an increase in occupancy of properties placed in service during 2004 and 2005. Other expense increased $0.6 million due primarily to increases in employee compensation.
      General and administrative expense increased by approximately $4.7 million, or 65.1%, due primarily to increases in employee compensation and an increase in outside professional service fees.
      Amortization of deferred financing costs remained relatively unchanged.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004	$ Change	% Change

DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$20,286	$17,622	$2,664	15.1%
Acquired Properties	4,326	1,360	2,966	218.1%
Sold Properties	367	2,007	(1,640)	-81.7%
Properties Not In Service and Other	2,995	1,510	1,485	98.3%
Corporate Furniture, Fixtures and Equipment	320	319	1	0.3%

	$28,294	$22,818	$5,476	24.0%
Discontinued Operations	(458)	(2,008)	1,550	-77.2%

Total Depreciation and Other Amortization	$27,836	$20,810	$7,026	33.8%

      The increase in depreciation and other amortization for same store properties is primarily due to an acceleration of depreciation and amortization on tenant improvements and leasing commissions for tenants who terminated leases early as well as a net increase in leasing commissions and tenant improvements paid in 2005. Depreciation and other amortization from acquired properties increased by $3.0 million due to properties acquired subsequent to December 31, 2003. Depreciation and other amortization from sold properties decreased by $1.6 million due to properties sold subsequent to December 31, 2004. Depreciation and other amortization for properties not in service and other increased by $1.5 million due primarily to the commencement of depreciation and amortization for properties that were placed in service during 2004 and 2005.
      Interest income decreased by approximately $.3 million due primarily to a decrease in the average mortgage loans receivable outstanding during the three months ended March 31, 2005, as compared to the three months ended March 31, 2004.
      Interest expense increased by approximately $2.3 million primarily due to an increase in the weighted average debt balance outstanding for the three months ended March 31, 2005 ($1,593.3 million), as compared to the three months ended March 31, 2004 ($1,478.5 million), as well as an increase in the weighted average interest rate for the three months ended March 31, 2005 (6.75%), as compared to the three months ended March 31, 2004 (6.55%).
      Income tax benefit increased by $.8 million due primarily to an increase in general and administrative expense (“G&A”) due to additional G&A costs, which increases operating losses, incurred in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 associated with additional investment activity in the Company’s taxable REIT subsidiary. The increase in the income tax benefit is partially offset by an increase in state tax expense.
      Equity in income of joint ventures decreased by approximately $.4 million due primarily to the sale of all of the properties in the December 2001 Joint Venture in August of 2004.
      The $13.9 million gain on sale of real estate, net of income taxes for the three months ended March 31, 2005 resulted from the sale of eight industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $2.5 million gain on sale of real estate, net of income taxes for the three months ended March 31, 2004 resulted from the sale of two industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.
      The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Company for the three months ended March 31, 2005 and March 31, 2004.

		Restated

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

	($ in 000’s)
Total Revenues	$2,311	$9,461
Operating Expenses	(845)	(3,313)
Depreciation and Amortization	(458)	(2,008)
Provision for Income Taxes	(337)	(470)
Gain on Sale of Real Estate, Net of Income Taxes	10,294	25,043

Income from Discontinued Operations	$10,965	$28,713

      Income from discontinued operations (net of income taxes) for the three months ended March 31, 2005 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 12 industrial properties that were sold during the three months ended March 31, 2005 and the results of operations of 10 properties that were identified as held for sale at March 31, 2005.
      Income from discontinued operations (net of income taxes) for the three months ended March 31, 2004 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 12 industrial properties that were sold during the three months ended March 31, 2005, 92 industrial properties that were sold during the year ended December 31, 2004 and 10 industrial properties identified as held for sale at March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES
      At March 31, 2005, the Company’s restricted cash was approximately $3.6 million. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Company exchanges industrial properties under Section 1031 of the Internal Revenue Code.
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
      The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional equity securities. As of March 31, 2005 and April 29, 2005 $464.7 million of common stock, preferred stock and depositary shares and $500.00 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under the Unsecured Line of Credit. At March 31, 2005, borrowings under the Unsecured Line of Credit bore interest at a weighted average interest rate of 3.430%. The Unsecured Line of Credit bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Company’s election. As of April 29, 2005 the Company had approximately $85.3 million available for additional borrowings under the Unsecured Line of Credit.
Three Months Ended March 31, 2005
      Net cash provided by operating activities of approximately $4.5 million for the three months ended March 31, 2005 was comprised primarily of net income before minority interest of approximately $18.5 million and adjustments for non-cash items of approximately $2.9 million, offset by the net change in operating assets and liabilities of approximately $16.9 million. The adjustments for the non-cash items of approximately $2.9 million are primarily comprised of depreciation and amortization of approximately $30.0 million, the provision for bad debt of $.2 million and the equity in loss from joint ventures of approximately $.1 million, offset by the gain on sale of real estate of approximately $24.2 million, the effect of the straight-lining of rental income of approximately $2.3 million and the mark to market of an interest rate protection agreement of approximately $.9 million.
      Net cash provided by investing activities of approximately $39.2 million for the three months ended March 31, 2005 was comprised primarily by the net proceeds from the sale of real estate, the repayment of mortgage loans receivable and distributions from the Company’s industrial real estate joint ventures, partially offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, contributions to, and investments in, one of the Company’s industrial real estate joint ventures and an increase in restricted cash that is held by an intermediary for Section 1031 exchange purposes.
      During the three months ended March 31, 2005, the Company acquired 21 industrial properties comprising approximately 3.0 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $94.6 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.
      The Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $7.1 million and received distributions of approximately $.1 million from the Company’s real estate joint ventures. As of March 31, 2005, the Company’s industrial real estate joint ventures owned 55 industrial properties comprising approximately 6.5 million square feet of GLA.

      During the three months ended March 31, 2005, the Company sold 20 industrial properties comprising approximately 3.2 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 20 industrial properties and several land parcels were approximately $158.2 million.
      Net cash used in financing activities of approximately $47.9 million for the three months ended March 31, 2005 was comprised primarily by common and preferred stock dividends and unit distributions, net repayments under the Company’s Unsecured Line of Credit, the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock and repayments on mortgage loans payable, partially offset by the proceeds from mortgage loan payable and the net proceeds from the exercise of stock options.
      During the three months ended March 31, 2005, the Company awarded 189,878 shares of restricted common stock to certain employees and 1,012 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $8.0 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.
      During the three months ended March 31, 2005, certain employees of the Company exercised 8,434 non-qualified employee stock options. Net proceeds to the Company were approximately $.2 million.
Market Risk
      The following discussion about the Company’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.
      This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at March 31, 2005 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
      In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
      At March 31, 2005, approximately $1,410.3 million (approximately 89.8% of total debt at March 31, 2005) of the Company’s debt was fixed rate debt and approximately $159.5 million (approximately 10.2% of total debt at March 31, 2005) was variable rate debt. During the three months ended March 31, 2005, the Operating Partnership, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Company is in the process of constructing. This interest rate protection agreement has a notional value of $50.0 million, is based on the five year treasury, has a strike rate of 3.936% and settles on October 4, 2005. Currently, the Company does not enter into financial instruments for trading or other speculative purposes.
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
      Based upon the amount of variable rate debt outstanding at March 31, 2005, a 10% increase or decrease in the interest rate on the Company’s variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.6 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at March 31, 2005 by approximately $50.7 million to $1,497.1 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at March 31, 2005 by approximately $54.4 million to $1,602.2 million.

Recent Accounting Pronouncements
      On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29 (“SFAS No. 153”). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Company’s consolidated financial statements.
      In December, 2004, the FASB issued SFAS No. 123: (Revised 2004) — Share-Based Payment (“SFAS No. 123R”). SFAS 123R replaces SFAS No. 123, which the Company adopted on January 1, 2003. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the first interim or annual reporting period that begins after December, 2005. The Company does not believe that the adoption of SFAS No. 123R will have a material effect on the Company’s consolidated financial statements.
Subsequent Events
      From April 1, 2005 to April 29, 2005, the Company acquired one industrial property for a purchase price of approximately $2.9 million, excluding costs incurred in conjunction with the acquisition of this industrial property. The Company also sold four industrial properties and several land parcels for approximately $34.2 million of gross proceeds.
      On April 18, 2005, the Company and the Operating Partnership paid a first quarter 2005 dividend/ distribution of $.6950 per common share/ Unit, totaling approximately $34.3 million.

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
      In the first quarter of 2005, the Company implemented additional monitoring controls to address a material weakness it had identified in connection with its assessment of the effectiveness of its internal controls over financial reporting as of the end of the period ending December 31, 2004. As previously reported, such material weakness related to the Company’s internal controls over the allocation of its income tax provision (benefit). The additional monitoring controls implemented by the Company in the first quarter of 2005 include the preparation and review of supporting schedules specifically designed to ensure the proper allocation of the Company’s income tax provision (benefit) among income from continuing operations, income from discontinued operations, and gain on sale of real estate. Other than the implementation of such additional monitoring controls, there has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      Not Applicable.

Item 6.	Exhibits
      a) Exhibits:

Exhibit
Number		Description

31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith
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

FIRST INDUSTRIAL REALTY TRUST, INC.

By:	/s/ Scott A. Musil

Scott A. Musil
Senior Vice President-Controller
(Principal Accounting Officer)
Date: May 9, 2005

EXHIBIT INDEX

Exhibit
Number		Description

31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith