Form 10-Q
period 2005-06-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 2005-08-09
CIK 921825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Number of shares of Common Stock, $.01 par value, outstanding as of August 1, 2005: 43,182,633

FIRST INDUSTRIAL REALTY TRUST, INC.
Form 10-Q
For the Period Ended June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(Unaudited)
	(Dollars in Thousands,
	except per share data)
ASSETS
Assets:
Investment in Real Estate:
Land	$474,090	$472,126
Buildings and Improvements	2,395,253	2,361,256
Construction in Progress	53,108	23,092
Less: Accumulated Depreciation	(391,136)	(378,383)

Net Investment in Real Estate	2,531,315	2,478,091

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $1,390 and $3,374 at June 30, 2005 and December 31, 2004, respectively	52,641	52,790
Cash and Cash Equivalents	872	4,924
Restricted Cash	—	25
Tenant Accounts Receivable, Net	7,475	6,986
Investments in Joint Ventures	13,555	5,489
Deferred Rent Receivable	21,647	18,314
Deferred Financing Costs, Net	10,671	11,574
Prepaid Expenses and Other Assets, Net	131,182	140,042

Total Assets	$2,769,358	$2,718,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage Loans Payable, Net	$58,725	$59,905
Senior Unsecured Debt, Net	1,348,197	1,347,524
Unsecured Line of Credit	229,500	167,500
Mortgage Loan Payable and Accrued Interest on Real Estate Held for Sale	13,732	—
Accounts Payable, Accrued Expenses and Other Liabilities, Net	71,905	74,771
Rents Received in Advance and Security Deposits	30,368	30,621
Dividends Payable	35,717	35,487

Total Liabilities	1,788,144	1,715,808

Commitments and Contingencies	—	—
Minority Interest	153,470	156,933
Stockholders’ Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized, 20,000, 500 and 250 shares of Series C, F and G Cumulative Preferred Stock, respectively, issued and outstanding, having a liquidation preference of $2,500 per share ($50,000), $100,000 per share ($50,000) and $100,000 per share ($25,000), at June 30, 2005 and December 31, 2004, respectively)	—	—
Common Stock ($.01 par value, 100,000,000 shares authorized, 45,697,612 and 45,360,491 shares issued and 43,171,212 and 42,834,091 shares outstanding at June 30, 2005 and December 31, 2004, respectively)	457	454
Additional Paid-in-Capital	1,154,035	1,142,356
Distributions in Excess of Accumulated Earnings	(230,429)	(203,417)
Unearned Value of Restricted Stock Grants	(21,484)	(19,611)
Accumulated Other Comprehensive Loss	(4,247)	(3,700)
Treasury Shares at Cost (2,526,400 shares at June 30, 2005 and December 31, 2004)	(70,588)	(70,588)

Total Stockholders’ Equity	827,744	845,494

Total Liabilities and Stockholders’ Equity	$2,769,358	$2,718,235

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

		Restated		Restated

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

	(Dollars in Thousands, except per share data)
	(Unaudited)
Revenues:
Rental Income	$64,852	$56,344	$127,343	$112,599
Tenant Recoveries and Other Income	21,571	17,785	44,920	38,103

Total Revenues	86,423	74,129	172,263	150,702

Expenses:
Real Estate Taxes	13,557	11,483	26,774	23,313
Repairs and Maintenance	6,035	5,651	13,712	12,141
Property Management	4,550	3,603	8,532	6,173
Utilities	2,977	2,357	6,410	5,466
Insurance	595	801	1,177	1,558
Other	2,218	1,346	3,668	3,054
General and Administrative	11,571	9,665	23,493	16,888
Amortization of Deferred Financing Costs	510	464	1,019	910
Depreciation and Other Amortization	28,669	22,899	55,840	43,411

Total Expenses	70,682	58,269	140,625	112,914

Other Income/Expense:
Interest Income	448	866	837	1,578
Interest Expense	(25,890)	(23,922)	(51,693)	(47,556)
Mark-to-Market/Gain on Settlement of Interest Rate Protection Agreement	(1,404)	1,450	(463)	1,450

Total Other Income/Expense	(26,846)	(21,606)	(51,319)	(44,528)

Loss from Continuing Operations Before Equity in (Loss) Income of Joint Ventures, Income Tax Benefit and Income Allocated to Minority Interest	(11,105)	(5,746)	(19,681)	(6,740)
Equity in (Loss) Income of Joint Ventures	(98)	301	(220)	546
Income Tax Benefit	1,871	1,453	3,837	2,262
Minority Interest Allocable to Continuing Operations	1,503	2,250	2,677	2,954

Loss from Continuing Operations	(7,829)	(1,742)	(13,387)	(978)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $33,690 and $28,273 for the Three Months Ended June 30, 2005 and 2004, respectively and $47,186 and $55,484 for the Six Months Ended June 30, 2005 and 2004, respectively)	34,581	31,924	49,747	63,793
Provision for Income Taxes Allocable to Discontinued Operations (Including $2,611 and $1,565 for the Three Months Ended June 30, 2005 and 2004, respectively and $5,782 and $3,675 for the Six Months Ended June 30, 2005 and 2004, respectively allocable to Gain on Sale of Real Estate)	(2,527)	(2,110)	(6,188)	(4,685)
Minority Interest Allocable to Discontinued Operations	(4,193)	(4,099)	(5,706)	(8,287)

Income Before Gain on Sale of Real Estate	20,032	23,973	24,466	49,843
Gain on Sale of Real Estate	3,232	3,337	24,716	6,583
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(1,252)	(710)	(8,977)	(1,424)
Minority Interest Allocable to Gain on Sale of Sale Estate	(259)	(361)	(2,062)	(723)

Net Income	21,753	26,239	38,143	54,279
Less: Preferred Stock Dividends	(2,310)	(4,790)	(4,620)	(9,834)
Less: Redemption of Preferred Stock	—	(7,359)	—	(7,359)

Net Income Available to Common Stockholders	$19,443	$14,090	$33,523	$37,086

Basic Earnings Per Share:
Loss from Continuing Operations	$(0.20)	$(0.29)	$(0.10)	$(0.34)

Net Income Available to Common Stockholders	$0.46	$0.35	$0.79	$0.93

Diluted Earnings Per Share:
Loss from Continuing Operations	$(0.20)	$(0.29)	$(0.10)	$(0.34)

Net Income Available to Common Stockholders	$0.46	$0.35	$0.79	$0.93

Dividends/ Distributions declared per Common Share outstanding	$0.695	$0.685	$1.390	$1.370

Net Income	$21,753	$26,239	$38,143	$54,279
Other Comprehensive (Loss) Income:
Settlement of Interest Rate Protection Agreements	—	6,657	—	6,657
Mark-to-Market of Interest Rate Protection Agreements and Interest Rate Swap Agreements	—	(388)	—	(7)
Amortization of Interest Rate Protection Agreements	(273)	(1)	(547)	53

Comprehensive Income	$21,480	$32,507	$37,596	$60,982

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Restated

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004

	(Dollars in Thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$38,143	$54,279
Income Allocated to Minority Interest	5,091	6,056

Net Income Before Minority Interest	43,234	60,335
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	45,569	39,124
Amortization of Deferred Financing Costs	1,019	910
Other Amortization	15,309	11,594
Provision for Bad Debt	931	1,206
Mark-to-Market of Interest Rate Protection Agreement	463	—
Equity in Loss (Income) of Joint Ventures	220	(546)
Distributions from Joint Ventures	—	546
Gain on Sale of Real Estate	(71,902)	(62,067)
Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(6,549)	(16,581)
Increase in Deferred Rent Receivable	(4,063)	(2,840)
Decrease in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	(2,902)	(11,018)

Net Cash Provided by Operating Activities	21,329	20,663

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate and Related Assets	(304,857)	(186,456)
Net Proceeds from Sales of Investments in Real Estate	260,481	153,293
Contributions to and Investments in Joint Ventures	(11,191)	(4,020)
Distributions from Joint Ventures	402	620
Repayment of Mortgage Loans Receivable	37,627	21,245
Decrease in Restricted Cash	25	13,120

Net Cash Used in Investing Activities	(17,513)	(2,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from the Issuance of Common Stock	6,479	31,967
Proceeds from the Sale of Preferred Stock	—	200,000
Preferred Stock Offering Costs	—	(5,576)
Redemption of Preferred Stock	—	(200,000)
Repurchase of Restricted Stock	(3,262)	(3,468)
Proceeds from Senior Unsecured Debt	—	134,496
Other Proceeds from Senior Unsecured Debt	—	6,657
Dividends/ Distributions	(68,594)	(64,613)
Preferred Stock Dividends	(4,620)	(9,075)
Repayments on Mortgage Loans Payable	(922)	(594)
Proceeds from Mortgage Loans Payable	1,167	—
Proceeds from Unsecured Line of Credit	153,500	312,000
Repayments on Unsecured Line of Credit	(91,500)	(423,900)
Book Overdraft	—	6,580
Debt Issuance Costs	(116)	(3,760)

Net Cash Used in Financing Activities	(7,868)	(19,286)

Net Decrease in Cash and Cash Equivalents	(4,052)	(821)
Cash and Cash Equivalents, Beginning of Period	4,924	821

Cash and Cash Equivalents, End of Period	$872	$—

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	Organization and Formation of Company
      First Industrial Realty Trust, Inc. (the “Company”) was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner with an approximate 87.0% and 86.3% ownership interest at June 30, 2005 and June 30, 2004, respectively. Minority interest at June 30, 2005 and June 30, 2004 of approximately 13.0% and 13.7%, respectively, represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.
      As of June 30, 2005, the Company owned 896 industrial properties (inclusive of developments in process) located in 24 states, containing an aggregate of approximately 72.5 million square feet of gross leasable area (“GLA”). Of the 896 industrial properties owned by the Company, 520 are held by the Operating Partnership and limited liability companies of which the Operating Partnership is the sole member, 299 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners and 77 are held by an entity wholly-owned by the Operating Partnership.
      On March 21, 2005, the Company, through entities wholly-owned, directly or indirectly, by the Operating Partnership, entered into a joint venture arrangement with an institutional investor to invest in industrial properties (the “March 2005 Joint Venture”). The Company, through entities wholly-owned, directly or indirectly, by the Operating Partnership, owns a ten percent equity interest in and provides property management, leasing, development, disposition and portfolio management services to the March 2005 Joint Venture.
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
      In order to conform with generally accepted accounting principles, management, in preparation of the Company’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2005 and December 31, 2004, and the reported amounts of revenues and expenses for each of the six and three months ended June 30, 2005 and June 30, 2004. Actual results could differ from those estimates.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of the financial position of the Company as of June 30, 2005 and December 31, 2004 and the results of its operations and comprehensive income for each of the six and three months ended June 30, 2005 and June 30, 2004, and its cash flows for the six months ended June 30, 2005 and June 30, 2004, and all adjustments are of a normal recurring nature.

Restatement:
      In the consolidated statement of operations for the three and six months ended June 30, 2004 and cash flows for the six months ended June 30, 2004 presented in its Form 10-Q/ A filed November 9, 2004, the Company allocated its entire tax provision/benefit to income from discontinued operations. The Company has determined that its tax provision/benefit should be allocated between income from continuing operations, income from discontinued operations and gain on sale of real estate. The Company has restated its consolidated statement of operations for the six and three months ended June 30, 2004 and cash flows for the six months ended June 30, 2004 to reflect this new allocation in this Form 10-Q. See Note 11 for further disclosure about the restatement.

Income Taxes:
      The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a result, the Company generally is not subject to federal income taxation to the extent of the income which it distributes if it satisfies the requirements set forth in Section 856 of the Code (pertaining to its organization and types of income and assets) necessary to maintain its status as a REIT, it distributes annually at least 90% of its REIT taxable income, as defined in the Code, to its stockholders and it satisfies certain other requirements. Accordingly, a provision has been made for federal income taxes in the accompanying consolidated financial statements only as it relates to the activities conducted in its taxable REIT subsidiary, First Industrial Development Services, Inc., which has been accounted for under Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). Additionally, the Company and certain of its subsidiaries are subject to certain state and local income taxes; these taxes are included within the provision for income taxes in the accompanying consolidated financial statements. In accordance with FAS 109, the total benefit/expense has been separately allocated to income from continuing operations, income from discontinued operations and gain on sale of real estate.

Stock Incentive Plan:
      Prior to January 1, 2003, the Company accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company’s stock on the date of grant. On January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. The Company is applying the fair value recognition provisions of FAS 123 prospectively to all employee option awards granted after December 31, 2002. The Company has not awarded options to employees or directors of the Company during the six months ended June 30, 2005 and June 30, 2004, and therefore no stock-based employee compensation expense is included in net income available to common stockholders related to the fair value recognition provisions of FAS 123.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the pro forma effect on net income and earnings per share as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested option awards in each period presented:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Net Income Available to Common Stockholders — as reported	$19,443	$14,090	$33,523	$37,086
Less: Total Stock-Based Employee Compensation Expense, Net of Minority Interest — Determined Under the Fair Value Method	(16)	(104)	(56)	(207)

Net Income Available to Common Stockholders — pro forma	$19,427	$13,986	$33,467	$36,879

Net Income Available to Common Stockholders per Share — as reported — Basic	$0.46	$0.35	$0.79	$0.93
Net Income Available to Common Stockholders per Share — pro forma — Basic	$0.46	$0.35	$0.79	$0.92
Net Income Available to Common Stockholders per Share — as reported — Diluted	$0.46	$0.35	$0.79	$0.93
Net Income Available to Common Stockholders per Share — pro forma — Diluted	$0.46	$0.35	$0.79	$0.92

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

Recent Accounting Pronouncements
      In December, 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“FAS 153”). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” FAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of FAS 153 will have a material effect on the Company’s consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December, 2004, the FASB issued Statement of Financial Accounting Standards No. 123: (Revised 2004) — Share-Based Payment (“FAS 123R”). FAS 123R replaces FAS 123, which the Company adopted on January 1, 2003. FAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. FAS 123R is effective as of the first interim or annual reporting period that begins after December, 2005. The Company does not believe that the adoption of FAS 123R will have a material effect on the Company’s consolidated financial statements.
      In May, 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) which supersedes APB Opinion No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. FAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
      In June, 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights.” The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-05, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46R, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest by the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. The Company will adopt EITF 04-05 as of December 31, 2005. The Company is currently assessing all of its investments in unconsolidated real estate joint ventures to determine the impact, if any, the adoption of EITF 04-05 will have on results of operations, financial position or liquidity.

3.	Investments in Joint Ventures
      As of June 30, 2005, the September 1998 Joint Venture owned 41 industrial properties comprising approximately 1.3 million square feet of GLA, the May 2003 Joint Venture owned 10 industrial properties comprising approximately 4.3 million square feet of GLA, and the March 2005 Joint Venture owned 11 industrial properties comprising approximately 2.1 million square feet of GLA and several land parcels. During the six months ended June 30, 2005, the Company sold eight industrial properties and several land parcels to the March 2005 Joint Venture at a total sales price of $92,603.
      The Company deferred 15% of the gain on sale of real estate and acquisition fees and 10% of the gain on sale of real estate, which is equal to the Company’s economic interests in the May 2003 Joint Venture and the March 2005 Joint Venture, respectively. Total deferrals were $2,500 for the six months ended June 30, 2005. The deferrals reduce the Company’s investment in the joint ventures and are amortized into income over the life of the properties, generally 40 to 45 years.
      If either Joint Venture sells any of these properties to a third party, the Company will recognize the unamortized portion of the deferred gain and fees as equity in income of joint ventures. If the Company

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
repurchases any of these properties, the deferrals will be netted against the basis of the property purchased (which reduces the basis of the property).
      At June 30, 2005 and December 31, 2004, the Company has a receivable from the Joint Ventures of $928 and $1,261, respectively, which mainly relates to borrowings made, as allowed by the partnership agreement, by the September 1998 Joint Venture from the Company.
      During the six months ended June 30, 2005 and June 30, 2004, the Company invested the following amounts in its Joint Ventures as well as received distributions and recognized fees from acquisition, disposition, property management, development and asset management services in the following amounts:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004

Contributions	$10,385	$2,525
Distributions	$402	$1,166
Fees	$2,661	$1,811

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
      On March 31, 2005, the Company assumed a mortgage loan in the amount of $1,977 (the “Acquisition Mortgage Loan XVI”). The Acquisition Mortgage Loan XVI is collateralized by one property in New Hope, MN, bears interest at a fixed rate of 5.50% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan XVI matures on September 30, 2024. In conjunction with the assumption of the Acquisition Mortgage Loan XVI, the Company recorded a premium in the amount of $32 which will be amortized as an adjustment to interest expense through March 31, 2009. Including the impact of the premium recorded, the Company’s effective interest rate on the Acquisition Mortgage Loan XVI is 5.30%. The Acquisition Mortgage Loan XVI may be prepaid on April 1, 2009 without incurring a prepayment fee.
      On June 27, 2005, the Company assumed a mortgage loan in the amount of $3,056 (the “Acquisition Mortgage Loan XVII”). The Acquisition Mortgage Loan XVII is collateralized by one property in Villa Rica, GA, bears interest at a fixed rate of 7.38% and provides for monthly principal and interest payments based on a 15-year amortization schedule. The Acquisition Mortgage Loan XVII matures on May 1, 2016. In conjunction with the assumption of the Acquisition Mortgage Loan XVII, the Company recorded a premium in the amount of $258 which will be amortized as an adjustment to interest expense through May 1, 2016. Including the impact of the premium recorded, the Company’s effective interest rate on the Acquisition Mortgage Loan XVII is 5.70%.
      On June 30, 2005, the Company assumed a mortgage loan in the amount of $6,513 (the “Acquisition Mortgage Loan XVIII”). The Acquisition Mortgage Loan XVIII is collateralized by one property in Hammonton, NJ, bears interest at a fixed rate of 7.58% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan XVIII matures on March 1, 2011. In conjunction with the assumption of the Acquisition Mortgage Loan XVIII, the

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company recorded a premium in the amount of $749 which will be amortized as an adjustment to interest expense through November 30, 2010. Including the impact of the premium recorded, the Company’s effective interest rate on the Acquisition Mortgage Loan XVIII is 4.93%. The Acquisition Mortgage Loan XVIII may be prepaid on December 1, 2010 without incurring a prepayment fee.
      The following table discloses certain information regarding the Company’s mortgage loans payable, senior unsecured debt and unsecured line of credit:

					Accrued Interest			Interest
	Outstanding Balance at				Payable at			Rate at

	June 30,		December 31,		June 30,		December 31,	June 30,	Maturity
	2005		2004		2005		2004	2005	Date

Mortgage Loans Payable, Net
Assumed Loan I	$2,624		$2,874		$—		$22	9.250%	09/01/09
Assumed Loan II	1,910		1,995		—		15	9.250%	01/01/13
Acquisition Mortgage Loan IV	1,987		2,037		15		15	8.950%	10/01/06
Acquisition Mortgage Loan V	2,419	(1)	2,456	(1)	18		18	9.010%	09/01/06
Acquisition Mortgage Loan VIII	5,386		5,461		37		38	8.260%	12/01/19
Acquisition Mortgage Loan IX	5,586		5,664		38		39	8.260%	12/01/19
Acquisition Mortgage Loan X	15,992	(1)	16,251	(1)	96		99	8.250%	12/01/10
Acquisition Mortgage Loan XII	2,534	(1)	2,565	(1)	14		15	7.540%	01/01/12
Acquisition Mortgage Loan XIII	13,691	(1,3)	13,862	(1)	41	(3)	42	5.600%	11/10/12
Acquisition Mortgage Loan XIV	6,568	(1)	6,740	(1)	35		13	6.940%	07/01/09
Acquisition Mortgage Loan XV	1,167		—		—		—	0.000%	01/12/06
Acquisition Mortgage Loan XVI	1,993	(1)	—		9		—	5.500%	09/30/24
Acquisition Mortgage Loan XVII	3,314	(1)	—		3		—	7.375%	05/01/16
Acquisition Mortgage Loan XVIII	7,244	(1)	—		—		—	7.580%	03/01/11

Total	$72,415		$59,905		$306		$316

Senior Unsecured Debt, Net
2005 Notes	$50,000		$50,000		$383		$383	6.900%	11/21/05
2006 Notes	150,000		150,000		875		875	7.000%	12/01/06
2007 Notes	149,990	(2)	149,988	(2)	1,456		1,456	7.600%	05/15/07
2017 Notes	99,881	(2)	99,876	(2)	625		625	7.500%	12/01/17
2027 Notes	15,054	(2)	15,053	(2)	138		138	7.150%	05/15/27
2028 Notes	199,819	(2)	199,815	(2)	7,009		7,009	7.600%	07/15/28
2011 Notes	199,654	(2)	199,624	(2)	4,343		4,343	7.375%	03/15/11
2012 Notes	199,063	(2)	198,994	(2)	2,903		2,903	6.875%	04/15/12
2032 Notes	49,402	(2)	49,390	(2)	818		818	7.750%	04/15/32
2009 Notes	124,828	(2)	124,806	(2)	292		292	5.250%	06/15/09
2014 Notes	110,506	(2)	109,978	(2)	669		669	6.420%	06/01/14

Total	$1,348,197		$1,347,524		$19,511		$19,511

Unsecured Line of Credit
Unsecured Line of Credit	$229,500		$167,500		$1,028		$549	3.959%	09/28/07

(1)	At June 30, 2005, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII, the Acquisition Mortgage Loan XIII, the Acquisition Mortgage Loan XIV, the Acquisition Mortgage Loan XVI, the Acquisition Mortgage Loan XVII and the

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition Mortgage Loan XVIII includes unamortized premiums of $44, $2,100, $248, $424, $493, $30, $258 and $749, respectively. At December 31, 2004 the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII, the Acquisition Mortgage Loan XIII, and the Acquisition Mortgage Loan XIV include unamortized premiums of $63, $2,291, $267, $453 and $553, respectively.

(2)	At June 30, 2005, the 2007 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes and the 2014 Notes are net of unamortized discounts of $10, $119, $16, $181, $346, $937, $598, $172 and $14,494, respectively. At December 31, 2004, the 2007 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes and the 2014 Notes are net of unamortized discounts of $13, $124, $16, $185, $376, $1,006, $610, $194 and $15,023, respectively.

(3)	At June 30, 2005 the outstanding balance of Acquisition Mortgage Loan XIII and the accrued interest are classified as Mortgage Loan Payable and Accrued Interest on Real Estate Held for Sale.
      The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2005	$51,198
2006	157,758
2007	381,992
2008	2,692
2009	132,510
Thereafter	936,489

Total	$1,662,639

Other Comprehensive Income:
      In conjunction with the prior issuances of senior unsecured debt, the Company entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the “Interest Rate Protection Agreements”). In the next 12 months, the Company will amortize approximately $1,068 into net income by reducing interest expense.

Derivatives:
      On January 13, 2005, the Company, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Company is in the process of constructing. This interest rate protection agreement has a notional value of $50,000, is based on the five year treasury, has a strike rate of 3.936% and settles on October 4, 2005. Per FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), fair value and cash flow hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement does not qualify for hedge accounting and the change in value of the interest rate protection agreement will be recognized immediately in net income as

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
opposed to other comprehensive income. Accordingly, the Company recognized $463 in net loss from the mark-to-market of the interest rate protection agreement for the six months ended June 30, 2005.

5.	Stockholders’ Equity

Dividend/Distributions:
      The following table summarizes dividends/distributions accrued during the six months ended June 30, 2005.

	Six Months Ended
	June 30, 2005

	Dividend/	Total
	Distribution	Dividend/
	per Share/Unit	Distribution

Common Stock/Operating Partnership Units	$1.3900	$68,824
Series C Preferred Stock	$107.82	$2,156
Series F Preferred Stock	$3,118.00	$1,559
Series G Preferred Stock	$3,618.00	$905

Non-Qualified Employee Stock Options:
      During the six months ended June 30, 2005, certain employees of the Company exercised 241,964 non-qualified employee stock options. Net proceeds to the Company were approximately $6,479.

Restricted Stock:
      During the six months ended June 30, 2005, the Company awarded 189,878 shares of restricted common stock to certain employees of the Company and 2,101 shares of restricted common stock to certain Directors of the Company. These shares of restricted common stock had a fair value of approximately $8,055 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

Units:
      During the six months ended June 30, 2005, the Operating Partnership issued 37,587 Units having an aggregate market value of approximately $1,507 in exchange for property.

6.	Acquisition of Real Estate
      During the six months ended June 30, 2005, the Company acquired 50 industrial properties comprising approximately 7.1 million square feet of GLA and several land parcels. The purchase price for 49 industrial properties totaled approximately $236,971, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. Additionally, one industrial property was acquired through foreclosure due to a default on a mortgage loan receivable.

7.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations
      During the six months ended June 30, 2005, the Company sold 40 industrial properties comprising approximately 5.4 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 40 industrial properties and several land parcels were approximately $293,836. The gain on sale of real estate, net of income taxes was approximately $57,143. Thirty-one of the 40 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate, net of income taxes for the 31 sold

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate, net of income taxes for the nine industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.
      At June 30, 2005, the Company classified 10 industrial properties comprising approximately 1.3 million square feet of GLA as held for sale. In accordance with FAS 144, the results of operations of the 10 industrial properties held for sale at June 30, 2005 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.
      Income from discontinued operations for the six months ended June 30, 2005 reflects the results of operations and gain on sale of real estate, net of income taxes of 31 industrial properties that were sold during the six months ended June 30, 2005 as well as the results of operations of 10 industrial properties held for sale at June 30, 2005.
      Income from discontinued operations for the six months ended June 30, 2004 reflects the results of operations of 31 industrial properties that were sold during the six months ended June 30, 2005, 92 industrial properties that were sold during the year ended December 31, 2004, 10 industrial properties identified as held for sale at June 30, 2005, as well as the gain on sale of real estate from 50 industrial properties which were sold during the six months ended June 30, 2004.
      The following table discloses certain information regarding the industrial properties included in discontinued operations by the Company for the three and six months ended June 30, 2005 and June 30, 2004.

		Restated		Restated

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Total Revenues	$2,887	$8,566	$7,344	$19,223
Operating Expenses	(1,121)	(2,522)	(2,613)	(6,151)
Depreciation and Amortization	(703)	(2,329)	(1,826)	(4,635)
Interest Expense	(172)	(64)	(344)	(128)
Provision for Income Taxes	84	(545)	(406)	(1,010)
Gain on Sale of Real Estate	33,690	28,273	47,186	55,484
Provision for Income Taxes Allocable to Gain on Sale	(2,611)	(1,565)	(5,782)	(3,675)

Income from Discontinued Operations	$32,054	$29,814	$43,559	$59,108

8.	Supplemental Information to Statements of Cash Flows
      Supplemental disclosure of cash flow information:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004

Interest paid, net of capitalized interest	$51,569	$47,509

Interest capitalized	$1,482	$649

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004

Supplemental schedule of non-cash investing and financing activities:
Distribution payable on common stock/ Units	$34,485	$32,737

Distribution payable on preferred stock	$1,232	$759

Exchange of units for common shares:
Minority interest	$(1,085)	$(3,948)
Common stock	1	2
Additional paid-in-capital	1,084	3,946

	$—	$—

In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:
Accounts payable and accrued expenses	$(1,823)	$(599)

Issuance of Operating Partnership Units	$(1,507)	$—

Mortgage Debt	$(11,545)	$—

Foreclosed property acquisition and write-off of a mortgage loan receivable in default	$3,870	$—

Write-off of retired assets	$22,151	$—

In conjunction with certain property sales, the Company provided seller financing:
Notes receivable	$21,443	$60,271

9.	Earnings Per Share (“EPS”)
      The computation of basic and diluted EPS is presented below:

		Restated		Restated

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Numerator:
Loss from Continuing Operations	$(7,829)	$(1,742)	$(13,387)	$(978)
Gain on Sale of Real Estate, Net of Minority Interest and Income Taxes	1,721	2,266	13,677	4,436
Less: Preferred Stock Dividends	(2,310)	(4,790)	(4,620)	(9,834)
Less: Redemption of Preferred Stock	—	(7,359)	—	(7,359)

Loss from Continuing Operations Available to Common Stockholders, Net of Minority Interest — For Basic and Diluted EPS	(8,418)	(11,625)	(4,330)	(13,735)

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Restated		Restated

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Discontinued Operations, Net of Minority Interest and Income Taxes	27,861	25,715	37,853	50,821

Net Income Available to Common Stockholders — For Basic and Diluted EPS	$19,443	$14,090	$33,523	$37,086

Denominator:
Weighted Average Shares — Basic	42,285,046	40,336,334	42,221,819	39,932,957
Weighted Average Shares — Diluted	42,285,046	40,336,334	42,221,819	39,932,957
Basic EPS:
Loss from Continuing Operations Available to Common Stockholders, Net of Minority Interest	$(0.20)	$(0.29)	$(0.10)	$(0.34)

Discontinued Operations, Net of Minority Interest and Income Taxes	$0.66	$0.64	$0.90	$1.27

Net Income Available to Common Stockholders	$0.46	$0.35	$0.79	$0.93

Diluted EPS:
Loss from Continuing Operations Available to Common Stockholders, Net of Minority Interest	$(0.20)	$(0.29)	$(0.10)	$(0.34)

Discontinued Operations, Net of Minority Interest and Income Taxes	$0.66	$0.64	$0.90	$1.27

Net Income Available to Common Stockholders	$0.46	$0.35	$0.79	$0.93

      Weighted average shares — diluted are the same as weighted average shares — basic as the dilutive effect of stock options and restricted stock was excluded because its inclusion would have been anti-dilutive to the loss from continuing operations available to common stockholders, net of minority interest. The dilutive stock options excluded from the computation are 147,599 and 150,944, respectively, for the three months ended June 30, 2005 and 2004 and 167,336 and 241,045, respectively, for the six months ended June 30, 2005 and 2004. The dilutive restricted stock excluded from the computation are 97,495 and 96,241, respectively, for the three months ended June 30, 2005 and 2004 and 102,232 and 130,356, respectively, for the six months ended June 30, 2005 and 2004.

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

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has committed to the construction of certain industrial properties totaling approximately 2.1 million square feet of GLA. The estimated total construction costs are approximately $143.3 million. Of this amount, approximately $68.4 million remains to be funded. There can be no assurance the actual completion cost will not exceed the estimated completion cost stated above.
      At June 30, 2005, the Company had 18 letters of credit outstanding in the aggregate amount of $10,115. These letters of credit expire between July 2005 and April 2007.

11.	Restatement of Consolidated Statement of Operations
      In the consolidated statement of operations for the three and six months ended June 30, 2004 and cash flows for the six months ended June 30, 2004 presented in its Form 10-Q/ A filed November 9, 2004, the Company allocated its entire tax provision/benefit to income from discontinued operations. The Company has determined that its tax provision/benefit should be allocated between income from continuing operations, income from discontinued operations and gain on sale of real estate. The Company

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
has restated its consolidated statement of operations for the three and six months ended June 30, 2004 and cash flows for the six months ended June 30, 2004 to reflect this new allocation in this Form 10-Q.

	For the Three Months Ended June 30, 2004

	As Previously
	Reported on
	Form 10-Q/A	Restatement	Restated
	Filed	of Benefit	Amounts	Adjustment for	As Reported
	November 9,	(Expense) of	for 2004	Discontinued	on 2005
	2004	Income Tax	10-Q/A	Operations	10-Q

Loss from Continuing Operations Before Income Tax Benefit, Equity in Income of Joint Ventures and Income Allocated to Minority Interest	$(3,070)	$—	$(3,070)	$(2,676)	$(5,746)
Income Tax Benefit	—	1,102	1,102	351	1,453
Equity in Income of Joint Ventures	301	—	301	—	301
Minority Interest Allocable to Continuing Operations	2,083	(152)	1,931	319	2,250

(Loss) Income from Continuing Operations	(686)	950	264	(2,006)	(1,742)
Income from Discontinued Operations	29,248	—	29,248	2,676	31,924
Provision for Income Taxes Allocable to Discontinued Operations	(1,367)	(392)	(1,759)	(351)	(2,110)
Minority Interest Allocable to Discontinued Operations	(3,834)	54	(3,780)	(319)	(4,099)

Income Before Gain on Sale of Real Estate	23,361	612	23,973	—	23,973
Gain on Sale of Real Estate	3,337	—	3,337	—	3,337
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	—	(710)	(710)	—	(710)
Minority Interest Allocable to Gain on Sale of Real Estate	(459)	98	(361)	—	(361)

Net Income	26,239	—	26,239	—	26,239
Less: Preferred Stock Dividends	(4,790)	—	(4,790)	—	(4,790)
Less: Redemption of Preferred Stock	(7,359)	—	(7,359)	—	(7,359)

Net Income Available to Common Stockholders	$14,090	—	$14,090	—	$14,090

Basic Earnings Per Share:
(Loss) Income from Continuing Operations	$(0.25)	$0.01	$(0.24)	$(0.05)	$(0.29)

Income (Loss) from Discontinued Operations	$0.60	$(0.01)	$0.59	$0.05	$0.64

Net Income Available to Common Stockholders	$0.35	$—	$0.35	$—	$0.35

Diluted Earnings Per Share:
(Loss) Income from Continuing Operations	$(0.25)	$0.01	$(0.24)	$(0.05)	$(0.29)

Income (Loss) from Discontinued Operations	$0.59	$(0.01)	$0.59	$0.05	$0.64

Net Income Available to Common Stockholders	$0.35	$—	$0.35	$—	$0.35

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Six Months Ended June 30, 2004

	As Previously
	Reported on
	Form 10-Q/A	Restatement	Restated
	Filed	of Benefit	Amounts	Adjustment for	As Reported
	November 9,	(Expense) of	for 2004	Discontinued	on 2005
	2004	Income Tax	10-Q/A	Operations	10-Q

Loss from Continuing Operations Before Income Tax Benefit, Equity in Income of Joint Ventures and Income Allocated to Minority Interest	$(1,663)	$—	$(1,663)	$(5,077)	$(6,740)
Income Tax Benefit	—	1,630	1,630	632	2,262
Equity in Income of Joint Ventures	546	—	546	—	546
Minority Interest Allocable to Continuing Operations	2,560	(229)	2,331	623	2,954

Income (Loss) from Continuing Operations	1,443	1,401	2,844	(3,822)	(978)
Income from Discontinued Operations	58,716	—	58,716	5,077	63,793
Provision for Income Taxes Allocable to Discontinued Operations	(3,847)	(206)	(4,053)	(632)	(4,685)
Minority Interest Allocable to Discontinued Operations	(7,693)	29	(7,664)	(623)	(8,287)

Income Before Gain on Sale of Real Estate	48,619	1,224	49,843	—	49,843
Gain on Sale of Real Estate		6,583	6,583	—	6,583
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	—	(1,424)	(1,424)	—	(1,424)
Minority Interest Allocable to Gain on Sale of Real Estate	(923)	200	(723)	—	(723)

Net Income	54,279	—	54,279	—	54,279
Less: Preferred Stock Dividends	(9,834)	—	(9,834)	—	(9,834)
Less: Redemption of Preferred Stock	(7,359)	—	(7,359)	—	(7,359)

Net Income Available to Common Stockholders	$37,086	$—	$37,086	$37,086	$37,086

Basic Earnings Per Share:
Loss from Continuing Operations	$(0.25)	$—	$(0.25)	$(0.10)	$(0.34)

Income from Discontinued Operations	$1.18	$—	$1.18	$0.10	$1.27

Net Income Available to Common Stockholders	$0.93	$—	$0.93	$—	$0.93

Diluted Earnings Per Share:
Loss from Continuing Operations	$(0.25)	$—	$(0.25)	$(0.10)	$(0.34)

Income from Discontinued Operations	$1.17	$—	$1.18	$0.10	$1.27

Net Income Available to Common Stockholders	$0.92	$—	$0.93	$—	$0.93

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Subsequent Events
      From July 1, 2005 to August 1, 2005, the Company acquired four industrial properties and one land parcel for a purchase price of approximately $21,280 (approximately $7,368 of which was made through the issuance of limited partnership interests in the Operating Partnership (“Units”)), excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold six industrial properties and one land parcel for approximately $46,338 of gross proceeds during this time period. Additionally, in conjunction with the sale of three industrial properties on July 13, 2005, Mortgage Loan XIII, which was classified as mortgage loan payable and accrued interest on real estate held for sale at June 30, 2005, was assumed by a third party purchaser.
      On July 18, 2005, the Company and the Operating Partnership paid a second quarter 2005 dividend/distribution of $.6950 per common share/ Unit, totaling approximately $34,485.
      On August 1, 2005, the Company and the Operating Partnership entered into a $150,000 unsecured line of credit (the “Unsecured Line of Credit II”). Outstanding advances under the Unsecured Line of Credit II are due in full on the earlier of September 15, 2005 or such time as the Operating Partnership’s $300,000 unsecured line of credit (the “Unsecured Line of Credit I”) is amended or replaced. The Unsecured Line of Credit II provides for interest only payments at Prime or at LIBOR plus 70 basis points, at the Operating Partnership’s election. The Company has fully and unconditionally guaranteed payment of borrowings under the Unsecured Line of Credit II. The Company intends to use the Unsecured Line of Credit II for general business purposes, including interim financing of property acquisitions and closing costs.

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
GENERAL
      The Company was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code (the “Code”). The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner with an approximate 87.0% ownership interest at June 30, 2005. Minority interest in the Company at June 30, 2005 represents the approximate 13.0% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.
      As of June 30, 2005, the Company owned 896 industrial properties (inclusive of developments in process) located in 24 states, containing an aggregate of approximately 72.5 million square feet of gross leasable area (“GLA”). Of the 896 industrial properties owned by the Company, 520 are held by the Operating Partnership and limited liability companies of which the Operating Partnership is the sole member, 299 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners and 77 are held by an entity wholly-owned by the Operating Partnership.
      On March 21, 2005, the Company, through entities wholly-owned, directly or indirectly, by the Operating Partnership, entered into a joint venture arrangement with an institutional investor to invest in industrial properties (the “March 2005 Joint Venture”). The Company, through entities wholly-owned, directly or indirectly, by the Operating Partnership owns a ten percent equity interest in and provides property management, leasing, development, disposition and portfolio management services to the March 2005 Joint Venture.
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
      Currently, the Company utilizes a portion of the net sales proceeds from property sales, borrowings under unsecured lines of credit and proceeds from the issuance, when and as warranted, of additional equity securities to finance acquisitions and developments. Access to external capital on favorable terms plays a key role in the Company’s financial condition and results of operations, as it impacts the Company’s cost of capital and its ability and cost to refinance existing indebtedness as it matures and to fund acquisitions and developments through the issuance, when and as warranted, of additional equity securities. The Company’s ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on the Company’s capital stock and debt, the market’s perception of the Company’s growth potential, the Company’s current and potential future earnings and cash distributions and the market price of the Company’s capital stock. If the Company were unable to access external capital on favorable terms, the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.
RESTATEMENT
      In the consolidated statement of operations and for the three and six months ended June 30, 2004 and cash flows for the six months ended June 30,2004 presented in its Form 10-Q/A filed November 9, 2004, the Company allocated its entire tax provision/benefit to income from discontinued operations. The Company has determined that its tax provision/benefit should be allocated between income from continuing operations, income from discontinued operations and gain on sale of real estate. The Company has restated its consolidated statement of operations for the three and six months ended June 30, 2004 and cash flows for the six months ended June 30, 2004 to reflect this new allocation in this Form 10-Q.
RESULTS OF OPERATIONS
Comparison of Six months Ended June 30, 2005 to Six months Ended June 30, 2004
      The Company’s net income available to common stockholders was $33.5 million and $37.1 million for the six months ended June 30, 2005 and 2004, respectively. Basic and diluted net income available to common stockholders were $0.79 per share for the six months ended June 30, 2005, and $0.93 per share for the six months ended June 30, 2004.
      The tables below summarize the Company’s revenues, property expenses and depreciation and other amortization by various categories for the six months ended June 30, 2005 and June 30, 2004. Same store properties are in service properties owned prior to January 1, 2004. Acquired properties are properties that were acquired subsequent to December 31, 2003. Sold properties are properties that were sold subsequent to December 31, 2003. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after December 31, 2003 or acquisitions acquired prior to January 1, 2004 that were not placed in service as of December 31, 2003. These properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Other revenues are derived from the operations of the Company’s maintenance company, fees earned from the Company’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Company’s maintenance company and other miscellaneous regional expenses.
      The Company’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Company’s future revenues and expenses may vary materially from historical rates.

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004	$ Change	% Change

REVENUES ($ in 000’s)
Same Store Properties	$130,823	$129,132	$1,691	1.31%
Acquired Properties	21,877	2,484	19,393	780.72%
Sold Properties	6,471	20,399	(13,928)	(68.28)%
Properties Not In Service	12,982	12,815	167	1.30%
Other	7,454	5,095	2,359	46.30%

	$179,607	$169,925	$9,682	5.70%
Discontinued Operations	(7,344)	(19,223)	11,879	(61.80)%

Total Revenues	$172,263	$150,702	$21,561	14.31%

      At June 30, 2005 and June 30, 2004, the occupancy rates of the Company’s same store properties were 90.0% and 87.1%, respectively. Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $19.4 million due to the 129 industrial properties acquired subsequent to December 31, 2003 totaling approximately 16.4 million square feet of GLA. Revenues from sold properties decreased $13.9 million due to the 137 industrial properties sold subsequent to December 31, 2003 totaling approximately 12.8 million square feet of GLA. Revenues from properties not in service remained relatively unchanged. Other revenues increased by approximately $2.4 million due primarily to an increase in joint venture fees and assignment fees.

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004	$ Change	% Change

PROPERTY EXPENSES ($ in 000’s)
Same Store Properties	$44,280	$42,136	$2,144	5.09%
Acquired Properties	5,706	902	4,804	532.59%
Sold Properties	2,440	6,574	(4,134)	(62.88)%
Properties Not In Service	5,910	5,506	404	7.34%
Other	4,550	2,738	1,812	66.18%

	$62,886	$57,856	$5,030	8.69%
Discontinued Operations	(2,613)	(6,151)	3,538	(57.52)%

Total Property Expenses	$60,273	$51,705	$8,568	16.57%

      Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased by $4.8 million due to properties acquired subsequent to December 31, 2003. Property expenses from sold properties decreased by $4.1 million due to properties sold subsequent to December 31, 2003. Property expenses from properties not in service remained relatively unchanged. Other expense increased $1.8 million due primarily to increases in employee compensation.
      General and administrative expense increased by approximately $6.6 million, or 39.1%, due primarily to increases in employee compensation and an increase in outside professional service fees.
      Amortization of deferred financing costs remained relatively unchanged.

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004	$ Change	% Change

DEPRECIATION and OTHER AMORTIZATION($ in 000’s)
Same Store Properties	$39,678	$35,045	$4,633	13.22%
Acquired Properties	9,742	1,235	8,507	688.83%
Sold Properties	1,637	5,092	(3,455)	(67.85)%
Properties Not In Service and Other	5,952	6,034	(82)	(1.36)%
Corporate Furniture, Fixtures and Equipment	657	640	17	2.66%

	$57,666	$48,046	$9,620	20.02%
Discontinued Operations	(1,826)	(4,635)	2,809	(60.60)%

Total Depreciation and Other Amortization	$55,840	$43,411	$12,429	28.63%

      The increase in depreciation and other amortization for same store properties is primarily due to an acceleration of depreciation and amortization on tenant improvements and leasing commissions for tenants who terminated leases early as well as a net increase in leasing commissions and tenant improvements paid in 2005. Depreciation and other amortization from acquired properties increased by $8.5 million due to properties acquired subsequent to December 31, 2003. Depreciation and other amortization from sold properties decreased by $3.5 million due to properties sold subsequent to December 31, 2004. Depreciation and other amortization for properties not in service and other and corporate furniture, fixtures and equipment remained relatively unchanged.

      Interest income decreased by approximately $.7 million due primarily to a decrease in the average mortgage loans receivable outstanding during the six months ended June 30, 2005, as compared to the six months ended June 30, 2004.
      Interest expense increased by approximately $4.1 million primarily due to an increase in the weighted average debt balance outstanding for the six months ended June 30, 2005 ($1,606.1 million), as compared to the six months ended June 30, 2004 ($1,451.8 million), as well as an increase in the weighted average interest rate for the six months ended June 30, 2005 (6.72%), as compared to the six months ended June 30, 2004 (6.69%).
      The Company recognized $.5 million loss on its mark-to-market of an interest rate protection agreement that was entered into in January 2005 in order to hedge the change in value of a build to suit development project.
      Equity in income of joint ventures decreased by approximately $.8 million due primarily to the sale of all of the properties in the December 2001 Joint Venture in August of 2004.
      Income tax benefit increased by $1.6 million due primarily to an increase in general and administrative expense (“G&A”) in the Company’s taxable REIT subsidiary (the “TRS”) due to additional G&A costs, which increases operating losses, incurred in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 associated with additional investment activity in the TRS. The increase in the income tax benefit is partially offset by an increase in state tax expense.
      The $15.7 million gain on sale of real estate, net of income taxes for the six months ended June 30, 2005 resulted from the sale of nine industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $5.2 million gain on sale, net of income taxes for the six months ended June 30, 2004 resulted from the sale of three industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.
      The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Company for the six months ended June 30, 2005 and June 30, 2004.

		Restated

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004

	($ in 000’s)
Total Revenues	$7,344	$19,223
Operating Expenses	(2,613)	(6,151)
Depreciation and Amortization	(1,826)	(4,635)
Interest Expense	(344)	(128)
Provision for Income Taxes	(406)	(1,010)
Gain on Sale of Real Estate, Net of Income Taxes	41,404	51,809

Income from Discontinued Operations	$43,559	$59,108

      Income from discontinued operations (net of income taxes) for the six months ended June 30, 2005 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 31 industrial properties that were sold during the six months ended June 30, 2005 and the results of operations of 10 properties that were identified as held for sale at June 30, 2005.
      Income from discontinued operations (net of income taxes) for the six months ended June 30, 2004 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 31 industrial properties that were sold during the six months ended June 30, 2005, 92 industrial properties that were sold during the year ended December 31, 2004 and 10 industrial properties identified as held for sale at June 30, 2005.

Comparison of Three months Ended June 30, 2005 to Three months Ended June 30, 2004
      The Company’s net income available to common stockholders was $19.4 million and $14.1 million for the three months ended June 30, 2005 and 2004, respectively. Basic and diluted net income available to common stockholders were $0.46 per share for the three months ended June 30, 2005, and $0.35 per share for the three months ended June 30, 2004.
      The tables below summarize the Company’s revenues, property expenses and depreciation and other amortization by various categories for the three months ended June 30, 2005 and June 30, 2004. Same store properties are in service properties owned prior to April 1, 2004. Acquired properties are properties that were acquired subsequent to March 31, 2004. Sold properties are properties that were sold subsequent to March 31, 2004. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after March 31, 2004 or acquisitions acquired prior to April 1, 2004 that were not placed in service as of March 31, 2004. These properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Other revenues are derived from the operations of the Company’s maintenance company, fees earned from the Company’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Company’s maintenance company and other miscellaneous regional expenses.
      The Company’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Company’s future revenues and expenses may vary materially from historical rates.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2005	2004	$ Change	% Change

REVENUES ($ in 000’s)
Same Store Properties	$66,044	$65,505	$539	0.82%
Acquired Properties	11,176	649	10,527	1622.03%
Sold Properties	2,121	9,308	(7,187)	(77.21)%
Properties Not In Service	6,343	5,280	1,063	20.13%
Other	3,626	1,953	1,673	85.66%

	$89,310	$82,695	$6,615	8.00%
Discontinued Operations	(2,887)	(8,566)	5,679	(66.30)%

Total Revenues	$86,423	$74,129	$12,294	16.58%

      At June 30, 2005 and June 30, 2004, the occupancy rates of the Company’s same store properties were 90.2% and 87.6%, respectively. Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $10.5 million due to the 120 industrial properties acquired subsequent to March 31, 2004 totaling approximately 14.4 million square feet of GLA. Revenues from sold properties decreased $7.2 million due to the 115 industrial properties sold subsequent to March 31, 2004 totaling approximately 10.6 million square feet of GLA. Revenues from properties not in service increased by $1.1 million due to an increase in occupancy. Other revenues increased by approximately $1.7 million due primarily to an increase in assignment fees.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2005	2004	$ Change	% Change

PROPERTY EXPENSES ($ in 000’s)
Same Store Properties	$21,674	$20,082	$1,592	7.93%
Acquired Properties	2,771	125	2,646	2116.80%
Sold Properties	982	2,686	(1,704)	(63.44)%
Properties Not In Service	2,965	3,243	(278)	(8.57)%
Other	2,661	1,627	1,034	63.55%

	31,053	27,763	3,290	11.85%
Discontinued Operations	(1,121)	(2,522)	1,401	(55.55)%

Total Property Expenses	$29,932	$25,241	$4,691	18.58%

      Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased by $2.7 million due to properties acquired subsequent to March 31, 2004. Property expenses from sold properties decreased by $1.7 million due to properties sold subsequent to March 31, 2004. Property expenses from properties not in service decreased by $0.3 million due primarily to a decrease in bad debt expense. Other expense increased $1.0 million due primarily to increases in employee compensation.
      General and administrative expense increased by approximately $1.9 million, or 19.7%, due primarily to increases in employee compensation.
      Amortization of deferred financing costs remained relatively unchanged.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2005	2004	$ Change	% Change

DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$20,455	$18,779	$1,676	8.92%
Acquired Properties	5,176	416	4,760	1144.23%
Sold Properties	499	2,676	(2,177)	(81.35)%
Properties Not In Service and Other	2,905	3,036	(131)	(4.31)%
Corporate Furniture, Fixtures and Equipment	337	321	16	4.98%

	$29,372	$25,228	$4,144	16.43%
Discontinued Operations	(703)	(2,329)	1,626	(69.82)%

Total Depreciation and Other Amortization	$28,669	$22,899	$5,770	25.20%

      The increase in depreciation and other amortization for same store properties is primarily due to an acceleration of depreciation and amortization on tenant improvements and leasing commissions for tenants who terminated leases early as well as a net increase in leasing commissions and tenant improvements paid in 2005. Depreciation and other amortization from acquired properties increased by $4.8 million due to properties acquired subsequent to March 31, 2004. Depreciation and other amortization from sold properties decreased by $2.2 million due to properties sold subsequent to March 31, 2004. Depreciation and other amortization for properties not in service and other and corporate furniture, fixtures and equipment remained relatively unchanged.

      Interest income decreased by approximately $.4 million due primarily to a decrease in the average mortgage loans receivable outstanding during the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.
      Interest expense increased by approximately $2.0 million primarily due to an increase in the weighted average debt balance outstanding for the three months ended June 30, 2005 ($1,618.7 million), as compared to the three months ended June 30, 2004 ($1,425.1 million), partially offset by a decrease in the weighted average interest rate for the three months ended June 30, 2005 (6.69%), as compared to the three months ended June 30, 2004 (6.84%).
      The Company recognized $1.4 million loss on its mark-to-market of an interest rate protection agreement that the Company entered into in January 2005 in order to hedge the change in value of a build to suit development project.
      Equity in income of joint ventures decreased by approximately $.4 million due primarily to the sale of all of the properties in the December 2001 Joint Venture in August of 2004.
      Income tax benefit increased by $.4 million due primarily to an increase in general and administrative expense (“G&A”) in the TRS due to additional G&A costs, which increases operating losses, incurred in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 associated with additional investment activity in the TRS. The increase in the income tax benefit is partially offset by an increase in state tax expense.
      The $2.0 million gain on sale of real estate, net of income taxes for the three months ended June 30, 2005 resulted from the sale of one industrial property and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $2.6 million gain on sale of real estate, net of income taxes for the three months ended June 30, 2004 resulted from the sale of one industrial property and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.
      The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Company for the three months ended June 30, 2005 and June 30, 2004.

		Restated
	Three	Three
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2005	2004

	($ in 000’s)
Total Revenues	$2,887	$8,566
Operating Expenses	(1,121)	(2,522)
Depreciation and Amortization	(703)	(2,329)
Interest Expense	(172)	(64)
Provision for Income Taxes	84	(545)
Gain on Sale of Real Estate, Net of Income Taxes	31,079	26,708

Income from Discontinued Operations	$32,054	$29,814

      Income from discontinued operations (net of income taxes) for the three months ended June 30, 2005 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 19 industrial properties that were sold during the three months ended June 30, 2005 and the results of operations of 10 properties that were identified as held for sale at June 30, 2005.
      Income from discontinued operations (net of income taxes) for the three months ended June 30, 2004 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 19 industrial properties that were sold during the three months ended June 30, 2005, 92 industrial properties that were sold during the year ended December 31, 2004 and 10 industrial properties identified as held for sale at June 30, 2005.
LIQUIDITY AND CAPITAL RESOURCES
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
      The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements principally through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional equity securities. As of June 30, 2005 and August 1, 2005 $464.7 million of common stock, preferred stock and depositary shares and $500.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under unsecured lines of credit. At June 30, 2005, borrowings under the Operating Partnership’s $300 million unsecured line of credit (the “Unsecured Line of Credit I”) bore interest at a weighted average interest rate of 3.959%. The Unsecured Line of Credit I bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Operating Partnership’s election. As of August 1, 2005 approximately $39.4 million was available for additional borrowings under the Unsecured Line of Credit I. On August 1, 2005, the Company and the Operating Partnership entered into a $150 million unsecured line of credit (the “Unsecured Line of Credit II”). Outstanding advances under the Unsecured Line of Credit II are due in full on the earlier of September 15, 2005 or such time as the Unsecured Line of Credit I is amended or replaced. The Unsecured Line of Credit II bears interest at a floating rate of LIBOR plus .70%, or the Prime Rate, at the Operating Partnership’s election. As of August 5, 2005, approximately $150 million was available for borrowing under the Unsecured Line of Credit II.
Six months Ended June 30, 2005
      Net cash provided by operating activities of approximately $21.3 million for the six months ended June 30, 2005 was comprised primarily of net income before minority interest of approximately $43.2 million offset by adjustments for non-cash items of approximately $12.5 million and by the net change in operating assets and liabilities of approximately $9.4 million. The adjustments for the non-cash items of approximately $12.5 million are primarily comprised of the gain on sale of real estate of approximately $71.9 million and the effect of the straight-lining of rental income of approximately $4.0 million offset by depreciation and amortization of approximately $61.8 million, the provision for bad debt of $.9 million, the mark to market of an interest rate protection agreement of approximately $.5 million and the equity in loss from joint ventures of approximately $.2 million.
      Net cash used in investing activities of approximately $17.5 million for the six months ended June 30, 2005 was comprised primarily by the acquisition and development of real estate, leasing costs and capital expenditures related to the expansion and improvement of existing real estate, contributions to, and investments in, two of the Company’s industrial real estate joint ventures partially offset by the net proceeds from the sale of real estate, the repayment of mortgage loans receivable and distributions from two of the Company’s industrial real estate joint ventures.
      During the six months ended June 30, 2005, the Company acquired 50 industrial properties comprising approximately 7.1 million square feet of GLA and several land parcels. The purchase price of 49 industrial properties totaled approximately $237.0 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. Additionally, one industrial property was acquired through foreclosure due to a defaulted note receivable.

      The Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $10.4 million and received distributions of approximately $.4 million from the Company’s real estate joint ventures. As of June 30, 2005, the Company’s industrial real estate joint ventures owned 62 industrial properties comprising approximately 7.7 million square feet of GLA.
      During the six months ended June 30, 2005, the Company sold 40 industrial properties comprising approximately 5.4 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 40 industrial properties and several land parcels were approximately $293.8 million.
      Net cash used in financing activities of approximately $7.9 million for the six months ended June 30, 2005 was comprised primarily by common and preferred stock dividends and unit distributions, the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock, repayments on mortgage loans payable and costs related to the assumption of debt, partially offset by the net receipts under the Company’s Unsecured Line of Credit I, the net proceeds from the exercise of stock options and proceeds from mortgage loan payable.
      During the six months ended June 30, 2005, the Company awarded 189,878 shares of restricted common stock to certain employees of the Company and 2,101 shares of restricted common stock to certain Directors of the Company. These shares of restricted common stock had a fair value of approximately $8.1 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.
      During the six months ended June 30, 2005, certain employees of the Company exercised 241,964 non-qualified employee stock options. Net proceeds to the Company were approximately $6.5 million.
Market Risk
      The following discussion about the Company’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.
      This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at June 30, 2005 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
      In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
      At June 30, 2005, approximately $1,420.6 million (approximately 86.1% of total debt at June 30, 2005) of the Company’s debt was fixed rate debt and approximately $229.5 million (approximately 13.9% of total debt at June 30, 2005) was variable rate debt. During the six months ended June 30, 2005, the Operating Partnership, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Company is in the process of constructing. This interest rate protection agreement has a notional value of $50.0 million, is based on the five year treasury, has a strike rate of 3.936% and settles on October 4, 2005. Currently, the Company does not enter into financial instruments for trading or other speculative purposes.
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
      Based upon the amount of variable rate debt outstanding at June 30, 2005, a 10% increase or decrease in the interest rate on the Company’s variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $.9 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at June 30, 2005 by approximately $48.6 million to $1,543.7 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at June 30, 2005 by approximately $52.0 million to $1,644.4 million.

Recent Accounting Pronouncements
      In December, 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“FAS 153”). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” FAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of FAS 153 will have a material effect on the Company’s consolidated financial statements.
      In December, 2004, the FASB issued Statement of Financial Accounting Standards No. 123: (Revised 2004) — Share-Based Payment (“FAS 123R”). FAS 123R replaces FAS 123, which the Company adopted on January 1, 2003. FAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. FAS 123R is effective as of the first interim or annual reporting period that begins after December, 2005. The Company does not believe that the adoption of FAS 123R will have a material effect on the Company’s consolidated financial statements.
      In May, 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) which supersedes APB Opinion No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. FAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
      In June, 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights.” The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-05, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46R, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest by the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. The Company will adopt EITF 04-05 as of December 31, 2005. The Company is currently assessing all of its investments in unconsolidated real estate joint ventures to determine the impact, if any, the adoption of EITF 04-05 will have on results of operations, financial position or liquidity.

Subsequent Events
      From July 1, 2005 to August 1, 2005, the Company acquired four industrial properties and one land parcel for a purchase price of approximately $21.3 million (approximately $7.4 million of which was made through the issuance of limited partnership interests in the Operating Partnership (“Units”)), excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold six industrial properties and one land parcel for approximately $46.3 million of gross proceeds during this time period. Additionally, in conjunction with the sale of three industrial properties on July 13, 2005, the mortgage loan amount which was classified as mortgage loan payable and accrued interest on real estate held for sale at June 30, 2005, was assumed by a third party purchaser.
      On July 18, 2005, the Company and the Operating Partnership paid a second quarter 2005 dividend/distribution of $.6950 per common share/ Unit, totaling approximately $34.5 million.
      On August 1, 2005, the Company and the Operating Partnership entered into the $150 million Unsecured Line of Credit II. Outstanding advances under the Unsecured Line of Credit II are due in full on the earlier of September 15, 2005 or such time as the Unsecured Line of Credit I is amended or replaced. The Unsecured Line of Credit II provides for interest only payments at Prime or at LIBOR plus 70 basis points, at the Operating Partnership’s election. The Company has fully and unconditionally guaranteed payment of borrowings under the Unsecured Line of Credit II. The Company intends to use the Unsecured Line of Credit II for general business purposes, including interim financing of property acquisitions and closing costs.

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

On May 18, 2005, First Industrial Realty Trust, Inc. (the “Company”) held its Annual Meeting of Stockholders. At the meeting, three Class II directors of the Company were elected to serve until the 2008 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The votes cast for each director were as follows:
          For election of Michael W. Brennan
          Votes for: 37,776,577
          Votes withheld: 153,518
          For election of Michael G. Damone
          Votes for: 37,689,442
          Votes withheld: 240,653
          For election of Kevin W. Lynch
          Votes for: 37,762,972
          Votes withheld: 167,123

In addition, the appointment of PricewaterhouseCoopers LLP, as independent auditors of the Company for the fiscal year ending December 31, 2005, was ratified at the meeting with 37,628,308 shares voting in favor, 234,683 shares voting against and 67,104 shares abstaining.

John Rau, Robert J. Slater and W. Ed Tyler continue to serve as Class III directors until their present terms expire in 2006 and their successors are duly elected. Jay H. Shidler and J. Steven Wilson continue to serve as Class I directors until their present terms expire in 2007 and their successors are duly elected.

Item 5.	Other Information
      Not Applicable.

Item 6.	Exhibits
      a) Exhibits:

Exhibit
Number		Description

10	.1*	Amendment No. 2 dated July 22, 2005 to the Eighth Amended and Restated Partnership Agreement of First Industrial, L.P. (the “Operating Partnership”) dated June 2, 2004
10	.2***	Employment Agreement dated June 21, 2005 between the Company and Michael W. Brennan (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed June 24, 2005, File No. 1-13102)
10	.3*	Unsecured Term Loan Agreement dated August 1, 2005 among the Operating Partnership, the Company and JP Morgan Chase Bank, N.A.
31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

***	Previously filed
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

FIRST INDUSTRIAL REALTY TRUST, INC.

By:	/s/Scott A. Musil

Scott A. Musil
Senior Vice President-Controller
(Principal Accounting Officer)
Date: August 8, 2005

EXHIBIT INDEX

Exhibit
Number		Description

10	.1*	Amendment No. 2 dated July 22, 2005 to the Eighth Amended and Restated Partnership Agreement of First Industrial, L.P. (the “Operating Partnership”) dated June 2, 2004
10	.2***	Employment Agreement dated June 21, 2005 between the Company and Michael W. Brennan (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed June 24, 2005, File No. 1-13102)
10	.3*	Unsecured Term Loan Agreement dated August 1, 2005 among the Operating Partnership, the Company and JP Morgan Chase Bank, N.A.
31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

***	Previously filed