Form 10-Q
period 2005-09-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 2005-11-09
CIK 921825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Number of shares of Common Stock, $.01 par value, outstanding as of November 2, 2005: 43,209,847

FIRST INDUSTRIAL REALTY TRUST, INC.
Form 10-Q
For the Period Ended September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004

	(Unaudited)
	(Dollars in Thousands,
	except per share data)
ASSETS
Assets:
Investment in Real Estate:
Land	$494,693	$472,126
Buildings and Improvements	2,491,907	2,361,256
Construction in Progress	31,658	23,092
Less: Accumulated Depreciation	(403,924)	(378,383)

Net Investment in Real Estate	2,614,334	2,478,091

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $194 and $3,374 at September 30, 2005 and December 31, 2004, respectively	9,611	52,790
Cash and Cash Equivalents	—	4,924
Restricted Cash	23,313	25
Tenant Accounts Receivable, Net	8,031	6,986
Investments in Joint Ventures	43,321	5,489
Deferred Rent Receivable	23,004	18,314
Deferred Financing Costs, Net	11,469	11,574
Deferred Leasing Intangibles, Net	57,404	38,956
Prepaid Expenses and Other Assets, Net	149,405	104,741

Total Assets	$2,939,892	$2,721,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage Loans Payable, Net	$58,063	$59,905
Senior Unsecured Debt, Net	1,348,543	1,347,524
Unsecured Line of Credit	380,500	167,500
Mortgage Loan Payable and Accrued Interest on Real Estate Held for Sale	—	—
Accounts Payable, Accrued Expenses and Other Liabilities	95,811	69,728
Deferred Leasing Intangibles, Net	12,101	8,698
Rents Received in Advance and Security Deposits	30,015	30,621
Dividends Payable	34,592	35,487

Total Liabilities	1,959,625	1,719,463

Commitments and Contingencies		—
Minority Interest	158,647	156,933
Stockholders’ Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized, 20,000, 500 and 250 shares of Series C, F and G Cumulative Preferred Stock, respectively, issued and outstanding, having a liquidation preference of $2,500 per share ($50,000), $100,000 per share ($25,000) and $100,000 per share ($25,000), at September 30, 2005 and December 31, 2004, respectively)	—	—
Common Stock ($.01 par value, 100,000,000 shares authorized, 45,746,645 and 45,360,491 shares issued and 43,220,245 and 42,834,091 shares outstanding at September 30, 2005 and December 31, 2004, respectively)	458	454
Additional Paid-in-Capital	1,155,323	1,142,356
Distributions in Excess of Accumulated Earnings	(239,282)	(203,417)
Unearned Value of Restricted Stock Grants	(19,615)	(19,611)
Accumulated Other Comprehensive Loss	(4,676)	(3,700)
Treasury Shares at Cost (2,526,400 shares at September 30, 2005 and December 31, 2004)	(70,588)	(70,588)

Total Stockholders’ Equity	821,620	845,494

Total Liabilities and Stockholders’ Equity	$2,939,892	$2,721,890

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Restated		Restated

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

	(Dollars in Thousands, except per share data)
	(Unaudited)
Revenues:
Rental Income	$66,998	$57,521	$190,577	$167,622
Tenant Recoveries and Other Income	24,134	17,198	68,063	54,659
Revenues from Build to Suit for Sale	10,694	—	10,694	—

Total Revenues	101,826	74,719	269,334	222,281

Expenses:
Real Estate Taxes	14,407	11,999	40,540	34,822
Repairs and Maintenance	6,076	5,635	19,386	17,512
Property Management	5,155	3,655	13,574	9,725
Utilities	3,192	2,501	9,456	7,906
Insurance	687	806	1,815	2,320
Other	2,080	933	5,604	3,875
General and Administrative	15,382	11,190	38,875	28,078
Amortization of Deferred Financing Costs	541	511	1,560	1,421
Depreciation of Corporate FF&E	343	325	1,000	965
Depreciation and Other Amortization	32,449	22,443	86,200	64,390
Expenses from Build to Suit for Sale	10,455	—	10,455	—

Total Expenses	90,767	59,998	228,465	171,014

Other Income/ Expense:
Interest Income	219	1,274	1,056	2,852
Interest Expense	(27,413)	(25,733)	(79,106)	(73,289)
Mark-to-Market/ Gain on Settlement of Interest Rate Protection Agreement	1,212	—	749	1,450
Gain from Early Retirement of Debt, Net	82	—	82	—

Total Other Income/ Expense	(25,900)	(24,459)	(77,219)	(68,987)

Loss from Continuing Operations Before Equity in Income of Joint Ventures, Income Tax Benefit and Income Allocated to Minority Interest	(14,841)	(9,738)	(36,350)	(17,720)
Equity in Income of Joint Ventures	3,978	36,763	3,758	37,309
Income Tax Benefit	3,107	838	7,222	3,209
Minority Interest Allocable to Continuing Operations	1,326	(3,481)	4,206	(417)

(Loss) Income from Continuing Operations	(6,430)	24,382	(21,164)	22,381

Income from Discontinued Operations (Including Gain on Sale of Real Estate of $38,552 and $10,610 for the Three Months Ended September 30, 2005 and 2004, respectively and $85,738 and $66,093 for the Nine Months Ended September 30, 2005 and 2004, respectively)	39,634	14,406	91,211	79,440
Provision for Income Taxes Allocable to Discontinued Operations (Including $6,468 and $1,738 for the Three Months Ended September 30, 2005 and 2004, respectively and $12,210 and $5,464 for the Nine Months Ended September 30, 2005 and 2004, respectively allocable to Gain on Sale of Real Estate)	(6,625)	(2,333)	(13,083)	(7,119)
Minority Interest Allocable to Discontinued Operations	(4,361)	(1,653)	(10,266)	(10,053)

Income Before Gain on Sale of Real Estate	22,218	34,802	46,698	84,649
Gain on Sale of Real Estate	2,613	2,913	27,329	9,496
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(1,143)	(964)	(10,128)	(2,395)
Minority Interest Allocable to Gain on Sale of Real Estate	(194)	(267)	(2,260)	(987)

Net Income	23,494	36,484	61,639	90,763
Preferred Dividends	(2,310)	(2,344)	(6,930)	(12,178)
Redemption of Preferred Stock	—	(600)	—	(7,959)

Net Income Available to Common Stockholders	$21,184	$33,540	$54,709	$70,626

Basic Earnings Per Share:
(Loss) Income from Continuing Operations	$(0.18)	$0.57	$(0.31)	$0.21

Net Income Available to Common Stockholders	$0.50	$0.83	$1.29	$1.76

Diluted Earnings Per Share:
(Loss) Income from Continuing Operations	$(0.l8)	$0.57	$(0.31)	$0.21

Net Income Available to Common Stockholders	$0.50	$0.82	$1.29	$1.75

Dividends/Distribution declared per Common Share outstanding	$0.695	$0.685	$2.085	$2.055

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Restated		Restated

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

	(Dollars in Thousands, except per share data)
	(Unaudited)
Net Income	$23,494	$36,484	$61,639	$90,763
Other Comprehensive (Loss) Income:
Reclassification of Settlement of Interest Rate Protection Agreements from Other Comprehensive Income	(159)	—	(159)	6,657
Mark-to-Market of Interest Rate Protection Agreements	—	113	—	106
Amortization of Interest Rate Protection Agreements	(270)	(288)	(817)	(235)

Comprehensive Income	$23,065	$36,309	$60,663	$97,291

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Restated

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004

	(Dollars in Thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$61,639	$90,763
Income Allocated to Minority Interest	8,320	11,457

Net Income Before Minority Interest	69,959	102,220
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	71,070	60,064
Amortization of Deferred Financing Costs	1,560	1,421
Other Amortization	24,481	16,595
Provision for Bad Debt	1,398	516
Mark-to-Market of Interest Rate Protection Agreement	(749)	—
Equity in Income of Joint Ventures	(3,758)	(37,309)
Distributions from Joint Ventures	590	37,595
Gain on Early Retirement of Debt	(82)	—
Gain on Sale of Real Estate	(113,067)	(75,589)
Increase in Build-to-Suit For Sale Costs Receivable	(10,694)	—
Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(20,243)	(27,848)
Increase in Deferred Rent Receivable	(6,495)	(4,499)
Increase in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	23,057	198

Net Cash Provided by Operating Activities	37,027	73,364

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate and Related Assets	(518,240)	(305,699)
Net Proceeds from Sales of Investments in Real Estate	392,498	199,134
Contributions to and Investments in Joint Ventures	(41,473)	(4,168)
Distributions from Joint Ventures	597	12,847
Repayment of Mortgage Loans Receivable	43,411	53,830
(Increase) Decrease in Restricted Cash	(23,288)	57,750

Net Cash (Used in) Provided By Investing Activities	(146,495)	13,694

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from the Issuance of Common Stock	6,664	38,786
Proceeds from the Sale of Preferred Stock	—	200,000
Preferred Stock Offering Costs	—	(5,576)
Redemption of Preferred Stock	—	(321,438)
Repurchase of Restricted Common Stock	(3,269)	(3,746)
Proceeds from Senior Unsecured Debt	—	134,496
Other Proceeds from Senior Unsecured Debt	—	6,657
Dividends/ Distributions	(103,079)	(97,350)
Preferred Stock Dividends	(8,162)	(12,178)
Repayments on Mortgage Loans Payable	(1,421)	(901)
Proceeds from Mortgage Loans Payable	1,167	1,400
Proceeds from Unsecured Line of Credit	376,500	484,000
Repayments on Unsecured Line of Credit	(163,500)	(500,900)
Book Overdraft	1,431	—
Debt Issuance Costs	(1,787)	(3,773)

Net Cash Provided by (Used) in Financing Activities	104,544	(80,523)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,924)	6,535
Cash and Cash Equivalents, Beginning of Period	4,924	821

Cash and Cash Equivalents, End of Period	$—	$7,356

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	Organization and Formation of Company
      First Industrial Realty Trust, Inc. (the “Company”) was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner with an approximate 86.8% and 86.4% ownership interest at September 30, 2005 and September 30, 2004, respectively. Minority interest at September 30, 2005 and September 30, 2004 of approximately 13.2% and 13.6%, respectively, represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.
      As of September 30, 2005, the Company owned 908 industrial properties (inclusive of developments in process) located in 27 states, containing an aggregate of approximately 75.9 million square feet of gross leasable area (“GLA”). Of the 908 industrial properties owned by the Company, 559 are held by the Operating Partnership and limited liability companies of which the Operating Partnership is the sole member, 275 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners and 74 are held by an entity wholly-owned by the Operating Partnership.
      On September 14, 2005 and March 21, 2005, the Company, through entities wholly-owned, directly or indirectly, by the Operating Partnership, entered into joint venture arrangements with an institutional investor to invest in industrial properties (the “September 2005 Joint Venture” and “March 2005 Joint Venture”). The Company, through entities wholly-owned, directly or indirectly, by the Operating Partnership, owns a ten percent equity interest in and provides property management, leasing, development, disposition and portfolio management services to the September 2005 Joint Venture and the March 2005 Joint Venture. In addition, the Company has the opportunity to earn performance-based incentives when industrial assets are sold and returns exceed certain thresholds.
      The Company, through separate, wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to, two other joint ventures which invest in industrial properties (the “September 1998 Joint Venture” and the “May 2003 Joint Venture”). The Company, through separate wholly-owned limited liability companies of which the Operating Partnership is also the sole member, also owned a minority interest in and provided property management services to another joint venture which invested in industrial properties (the “December 2001 Joint Venture”; together with the September 2005 Joint Venture, March 2005 Joint Venture, the September 1998 Joint Venture and the May 2003 Joint Venture, the “Joint Ventures”). During the year ended December 31, 2004, the December 2001 Joint Venture sold all of its industrial properties. The operating data of the Joint Ventures is not consolidated with that of the Company as presented herein.

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
      In order to conform with generally accepted accounting principles, management, in preparation of the Company’s financial statements, is required to make estimates and assumptions that affect the reported

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2005 and December 31, 2004, and the reported amounts of revenues and expenses for each of the nine and three months ended September 30, 2005 and September 30, 2004. Actual results could differ from those estimates.
      During 2005 the Company entered into a contract with a third party to construct an industrial property. This build-to-suit for sale contract required an up front earnest money deposit and requires the remaining purchase price to be paid at closing. The Company uses the percentage-of-completion contract method of accounting in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. During the period of performance, costs are accumulated on the balance sheet in Prepaid Expenses and Other Assets and revenues and expenses are recognized in continuing operations.
      The Company accounts for all acquisitions entered into subsequent to June 30, 2001 in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard No. 141, “Business Combinations” (“FAS 141”). Upon acquisition of a property, the Company allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, buildings, tenant improvements, leasing commissions and intangible assets including in-place leases and above market and below market leases. The Company allocates the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. Above market leases, Net of $6,666 are included in Deferred Leasing Intangibles, Net at September 30, 2005. Deferred Leasing Intangibles, Net, included in liabilities of $12,101 represents Below Market Leases, Net at September 30, 2005. Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on the Company’s consolidated statements of operations and comprehensive income.
      The purchase price is further allocated to in-place lease values based on management’s evaluation of the specific characteristic of each tenant’s lease and the Company’s overall relationship with the respective tenant. The net value of in-place lease intangibles of $50,738 at September 30, 2005, which is included as a component of Deferred Leasing Intangibles, Net is amortized to expense over the remaining lease term and expected renewal periods of the respective lease. If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions, above and below market leases and the in-place lease value is immediately charged to expense.
      In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of the financial position of the Company as of September 30, 2005 and December 31, 2004 and the results of its operations and comprehensive income for each of the nine and three months ended September 30, 2005 and September 30, 2004, and its cash flows for the nine months ended September 30, 2005 and September 30, 2004, and all adjustments are of a normal recurring nature.

Restatement:
      In the consolidated statement of operations for the three and nine months ended September 30, 2004 and cash flows for the nine months ended September 30, 2004 presented in its Form 10-Q filed November 9, 2004, the Company allocated its entire tax provision/benefit to income from discontinued operations. The Company has determined that its tax provision/benefit should be allocated between income from continuing operations, income from discontinued operations and gain on sale of real estate. The Company has restated its consolidated statement of operations for the nine and three months ended

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2004 and cash flows for the nine months ended September 30, 2004 to reflect this new allocation in this Form 10-Q. See Note 11 for further disclosure about the restatement.

Income Taxes:
      The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a result, the Company generally is not subject to federal income taxation to the extent of the income which it distributes if it satisfies the requirements set forth in Section 856 of the Code (pertaining to its organization and types of income and assets) necessary to maintain its status as a REIT, it distributes annually at least 90% of its REIT taxable income, as defined in the Code, to its stockholders and it satisfies certain other requirements. Accordingly, a provision has been made for federal income taxes in the accompanying consolidated financial statements only as it relates to the activities conducted in its taxable REIT subsidiary, First Industrial Development Services, Inc., which has been accounted for under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). Additionally, the Company and certain of its subsidiaries are subject to certain state and local income taxes; these taxes are included within the provision for income taxes in the accompanying consolidated financial statements. In accordance with FAS 109, the total benefit/expense has been separately allocated to income from continuing operations, income from discontinued operations and gain on sale of real estate.

Stock Incentive Plan:
      Prior to January 1, 2003, the Company accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company’s stock on the date of grant. On January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. The Company is applying the fair value recognition provisions of FAS 123 prospectively to all employee option awards granted after December 31, 2002. The Company has not awarded options to employees or directors of the Company subsequent to the adoption of FAS 123, and therefore no stock-based employee compensation expense is included in net income available to common stockholders related to the fair value recognition provisions of FAS 123.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the pro forma effect on net income and earnings per share as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested option awards in each period presented:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Net Income Available to Common Stockholders — as reported	$21,184	$33,540	$54,709	$70,626
Less: Total Stock-Based Employee Compensation Expense, Net of Minority Interest — Determined Under the Fair Value Method	(16)	(79)	(72)	(287)

Net Income Available to Common Stockholders — pro forma	$21,168	$33,461	$54,637	$70,339

Net Income Available to Common Stockholders per Share — as reported — Basic	$0.50	$0.83	$1.29	$1.76
Net Income Available to Common Stockholders per Share — pro forma — Basic	$0.50	$0.83	$1.29	$1.75
Net Income Available to Common Stockholders per Share — as reported — Diluted	$0.50	$0.82	$1.29	$1.75
Net Income Available to Common Stockholders per Share — pro forma — Diluted	$0.50	$0.82	$1.29	$1.74

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
      In May, 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) which supersedes APB Opinion No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements”. FAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. FAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
      In June, 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights.” The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-05, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46R, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest by the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. The adoption of EITF 04-05 did not effect the results of operations, financial position or liquidity of the Company.
      In June 2005, the FASB ratified the consensus reached by the EITF regarding EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. EITF 05-6 does not impact the company’s results of operations, financial position, or liquidity.

3.	Investments in Joint Ventures
      As of September 30, 2005, the September 1998 Joint Venture owned 41 industrial properties comprising approximately 1.3 million square feet of GLA, the May 2003 Joint Venture owned 11 industrial properties comprising approximately 4.7 million square feet of GLA, the March 2005 Joint Venture owned 28 industrial properties comprising approximately 3.4 million square feet of GLA and several land parcels and the September 2005 Joint Venture owned 218 industrial properties comprising approximately 14.1 million square feet of GLA and several land parcels. During the nine months ended September 30, 2005, the Company sold eight industrial properties and several land parcels to the March 2005 Joint Venture for a total sales price of $92,603.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company deferred 15% of the gain on sale of real estate and acquisition fees in the May 2003 Joint Venture, 10% of the gain on sale of real estate in the March 2005 Joint Venture and 10% of the acquisition fee in the September 2005 Joint Venture which is equal to the Company’s respective economic interests. Total deferrals were $2,737 for the nine months ended September 30, 2005. The deferrals reduce the Company’s investment in the joint ventures and are amortized into income over the life of the properties, generally 30 to 45 years. If the Joint Ventures sell any of these properties to a third party, the Company will recognize the unamortized portion of the deferred gain and fees as equity in income of joint ventures. If the Company repurchases any of these properties, the deferrals will be netted against the basis of the property purchased (which reduces the basis of the property).
      At September 30, 2005 and December 31, 2004, the Company has a receivable from the Joint Ventures of $4,764 and $1,261, respectively, which mainly relates to borrowings made, as allowed by the partnership agreement, by the September 1998 Joint Venture from the Company and a receivable from the March 2005 Joint Venture relating to proceeds from the sale of a land parcel.
      During the nine months ended September 30, 2005 and September 30, 2004, the Company invested the following amounts in the Joint Ventures as well as received distributions and recognized fees from acquisition, disposition, property management, development and asset management services in the following amounts:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004

Contributions	$40,099	$2,525
Distributions	$1,187	$50,442
Fees	$5,054	$2,190

4.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit

Mortgage Loans Payable:
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
      On June 27, 2005, the Company assumed a mortgage loan in the amount of $3,056 (the “Acquisition Mortgage Loan XVII”). The Acquisition Mortgage Loan XVII is collateralized by one property in Villa Rica, GA, bears interest at a fixed rate of 7.38% and provides for monthly principal and interest payments

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based on a 15-year amortization schedule. The Acquisition Mortgage Loan XVII matures on May 1, 2016. In conjunction with the assumption of the Acquisition Mortgage Loan XVII, the Company recorded a premium in the amount of $258 which will be amortized as an adjustment to interest expense through May 1, 2016. Including the impact of the premium recorded, the Company’s effective interest rate on the Acquisition Mortgage Loan XVII is 5.70%. The Acquisition Mortgage Loan XVII may not be prepaid until maturity without incurring a prepayment fee.
      On June 30, 2005, the Company assumed a mortgage loan in the amount of $6,513 (the “Acquisition Mortgage Loan XVIII”). The Acquisition Mortgage Loan XVIII is collateralized by one property in Hammonton, NJ, bears interest at a fixed rate of 7.58% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan XVIII matures on March 1, 2011. In conjunction with the assumption of the Acquisition Mortgage Loan XVIII, the Company recorded a premium in the amount of $749 which will be amortized as an adjustment to interest expense through November 30, 2010. Including the impact of the premium recorded, the Company’s effective interest rate on the Acquisition Mortgage Loan XVIII is 4.93%. The Acquisition Mortgage Loan XVIII may be prepaid on December 1, 2010 without incurring a prepayment fee.
      On September 30, 2004, the Company assumed a mortgage loan in the amount of $12,057 and borrowed an additional $1,400 (collectively referred to as the “Acquisition Mortgage Loan XIII”). The Acquisition Mortgage Loan XIII was collateralized by three properties in Phoenix, Arizona, bore interest at a fixed rate of 5.60% and provided for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan XIII matures on November 10, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XIII, the Company recorded a premium in the amount of $467 which was being amortized over the remaining life of the Acquisition Mortgage Loan XIII as an adjustment to interest expense. On July 13, 2005, the Company sold the properties that collateralized the Acquisition Mortgage Loan XIII. In conjunction with the sale, the buyer assumed the Acquisition Mortgage Loan XIII and the Company paid $291 in fees related to the assignment of the Acquisition Mortgage Loan XIII. Consequently, the Company wrote-off the remaining premium on the note of $424. Both the $291 of financing fees and $424 premium write-off are included in the Gain on Early Retirement of Debt on the Company’s Statement of Operations.

Unsecured Line of Credit:
      On August 23, 2005, the Company, through the Operating Partnership, amended and restated its $300,000 unsecured line of credit (the “Unsecured Line of Credit”), which was due September 28, 2007, and bore interest at a floating rate of LIBOR plus .7%, or the Prime Rate, at the Company’s election. The amended and restated unsecured line of credit (the “2005 Unsecured Line of Credit”) will mature on September 28, 2008, has a borrowing capacity of $500,000, with the right, subject to certain conditions, to increase the borrowing capacity up to $600,000 and bears interest at a floating rate of LIBOR plus .625%, or the Prime Rate, at the Company’s election. The net unamortized deferred financing fees related to the Unsecured Line of Credit and any additional deferred financing fees incurred related to the 2005 Unsecured Line of Credit are being amortized over the life of the 2005 Unsecured Line of Credit in accordance with Emerging Issues Task Force Issue 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”, except for $51, which represents the write off of deferred financing costs and is included in the gain from early retirement of debt.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table discloses certain information regarding the Company’s mortgage loans payable, senior unsecured debt and unsecured line of credit:

							Interest
	Outstanding Balance at				Accrued Interest Payable at		Rate at

	September 30,		December 31,		September 30,	December 31,	September 30,	Maturity
	2005		2004		2005	2004	2005	Date

Mortgage Loans Payable, Net
Assumed Loan I	$2,496		$2,874		$—	$22	9.250%	09/01/09
Assumed Loan II	1,866		1,995		—	15	9.250%	01/01/13
Acquisition Mortgage Loan IV	1,962		2,037		15	15	8.950%	10/01/06
Acquisition Mortgage Loan V	2,399	(1)	2,456	(1)	18	18	9.010%	09/01/06
Acquisition Mortgage Loan VIII	5,347		5,461		37	38	8.260%	12/01/19
Acquisition Mortgage Loan IX	5,546		5,664		38	39	8.260%	12/01/19
Acquisition Mortgage Loan X	15,865	(1)	16,251	(1)	95	99	8.250%	12/01/10
Acquisition Mortgage Loan XII	2,519	(1)	2,565	(1)	14	15	7.540%	01/01/12
Acquisition Mortgage Loan XIII	—		13,862	(1)	—	42	5.600%	11/10/12
Acquisition Mortgage Loan XIV	6,480	(1)	6,740	(1)	35	13	6.940%	07/01/09
Acquisition Mortgage Loan XV	1,167		—		—	—	0.000%	01/12/06
Acquisition Mortgage Loan XVI	1,977	(1)	—		9	—	5.500%	09/30/24
Acquisition Mortgage Loan XVII	3,262	(1)	—		18	—	7.375%	05/01/16
Acquisition Mortgage Loan XVIII	7,177	(1)	—		41	—	7.580%	03/01/11

Total	$58,063		$59,905		$320	$316

Senior Unsecured Debt, Net
2005 Notes	$50,000		$50,000		$1,246	$383	6.900%	11/21/05
2006 Notes	150,000		150,000		3,500	875	7.000%	12/01/06
2007 Notes	149,991	(2)	149,988	(2)	4,307	1,456	7.600%	05/15/07
2017 Notes	99,883	(2)	99,876	(2)	2,500	625	7.500%	12/01/17
2027 Notes	15,054	(2)	15,053	(2)	407	138	7.150%	05/15/27
2028 Notes	199,821	(2)	199,815	(2)	3,209	7,009	7.600%	07/15/28
2011 Notes	199,670	(2)	199,624	(2)	655	4,343	7.375%	03/15/11
2012 Notes	199,097	(2)	198,994	(2)	6,340	2,903	6.875%	04/15/12
2032 Notes	49,407	(2)	49,390	(2)	1,787	818	7.750%	04/15/32
2009 Notes	124,839	(2)	124,806	(2)	1,932	292	5.250%	06/15/09
2014 Notes	110,781	(2)	109,978	(2)	2,675	669	6.420%	06/01/14

Total	$1,348,543		$1,347,524		$28,558	$19,511

Unsecured Line of Credit
2005 Unsecured Line of Credit	$380,500		$167,500		$1,352	$549	4.520%	09/28/08

(1)	At September 30, 2005, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII, the Acquisition Mortgage Loan XIV, the Acquisition Mortgage Loan XVI, the Acquisition Mortgage Loan XVII and the Acquisition Mortgage Loan XVIII include unamortized premiums of $34, $2,005, $238, $462, $28, $252, and $715 respectively. At December 31, 2004 the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan X, the

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition Mortgage Loan XII, the Acquisition Mortgage Loan XIII, and the Acquisition Mortgage Loan XIV include unamortized premiums of $63, $2,291, $267, $453 and $553, respectively.

(2)	At September 30, 2005, the 2007 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes and the 2014 Notes are net of unamortized discounts of $9, $117, $16, $179, $330, $903, $593, $161 and $14,219, respectively. At December 31, 2004, the 2007 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes and the 2014 Notes are net of unamortized discounts of $13, $124, $16, $185, $376, $1,006, $610, $194 and $15,023, respectively.
      The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2005	$50,508
2006	157,441
2007	152,153
2008	382,833
2009	132,195
Thereafter	924,769

Total	$1,799,899

Other Comprehensive Income:
      In conjunction with the prior issuances of senior unsecured debt, the Company entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt. In the next 12 months, the Company will amortize approximately $1,059 into net income by reducing interest expense.

Derivatives:
      On January 13, 2005, the Company, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Company is in the process of constructing. This interest rate protection agreement has a notional value of $50,000, is based on the five year treasury, has a strike rate of 3.936% and settles on October 4, 2005. Per FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), fair value and cash flow hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement does not qualify for hedge accounting and the change in value of the interest rate protection agreement will be recognized immediately in net income as opposed to other comprehensive income. Included in mark-to-market/gain on settlement of interest rate protection agreement for the three and nine months ended September 30, 2005 is the mark-to-market/gain on settlement of the IRPA as well as a deferred gain of $159 that was reclassed out of OCI relating to a settled interest rate protection agreement that no longer qualifies for hedge accounting under FAS 133. Accordingly, the Company recognized $1,212 and $749 in net gain from the mark-to-market of the interest rate protection agreement for the three and nine months ended September 30, 2005, respectively.

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Stockholders’ Equity

Dividend/Distributions:
      The following table summarizes dividends/distributions accrued during the nine months ended September 30, 2005.

	Nine Months Ended
	September 30, 2005

	Dividend/	Total
	Distribution	Dividend/
	per Share/Unit	Distribution

Common Stock/ Operating Partnership Units	$2.085	$103,416
Series C Preferred Stock	$161.70	$3,234
Series F Preferred Stock	$4,678.00	$2,339
Series G Preferred Stock	$5,428.00	$1,357

Non-Qualified Employee Stock Options:
      During the nine months ended September 30, 2005, certain employees of the Company exercised 247,764 non-qualified employee stock options. Net proceeds to the Company were approximately $6,664.

Restricted Stock:
      During the nine months ended September 30, 2005, the Company awarded 189,878 shares of restricted common stock to certain employees of the Company and 9,135 shares of restricted common stock to certain Directors of the Company. These shares of restricted common stock had a fair value of approximately $8,340 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

Units:
      During the nine months ended September 30, 2005, the Operating Partnership issued 220,745 Units having an aggregate market value of approximately $8,875 in exchange for three properties.

6.	Acquisition of Real Estate
      During the nine months ended September 30, 2005, the Company acquired 86 industrial properties comprising approximately 12.0 million square feet of GLA and several land parcels. The gross purchase price for 85 industrial properties and several land parcels totaled approximately $415,915. Additionally, one industrial property was acquired through foreclosure due to a default on a mortgage loan receivable.
7.                Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations
      During the nine months ended September 30, 2005, the Company sold 66 industrial properties comprising approximately 9.0 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 66 industrial properties and several land parcels were approximately $472,608. The gain on sale of real estate, net of income taxes was approximately $90,729. Fifty-six of the sixty-six sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate, net of income taxes for the 56 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate, net of income taxes for

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the ten industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.
      At September 30, 2005, the Company classified four industrial properties comprising approximately .09 million square feet of GLA as held for sale. In accordance with FAS 144, the results of operations of the four industrial properties held for sale at September 30, 2005 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.
      Income from discontinued operations for the nine months ended September 30, 2005 reflects the results of operations and gain on sale of real estate, net of income taxes of 56 industrial properties that were sold during the nine months ended September 30, 2005 as well as the results of operations of four industrial properties held for sale at September 30, 2005.
      Income from discontinued operations for the nine months ended September 30, 2004, reflects the results of operations of 56 industrial properties that were sold during the nine months ended September 30, 2005, 92 industrial properties that were sold during the year ended December 31, 2004, four industrial properties identified as held for sale at September 30, 2005, as well as the gain on sale of real estate from 66 industrial properties which were sold during the nine months ended September 30, 2004.
      The following table discloses certain information regarding the industrial properties included in discontinued operations by the Company for the three and nine months ended September 30, 2005 and September 30, 2004.

		Restated		Restated

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Total Revenues	$2,476	$8,242	$14,577	$30,605
Operating Expenses	(737)	(2,323)	(4,845)	(9,548)
Depreciation and Amortization	(628)	(2,056)	(3,886)	(7,515)
Interest Expense	(29)	(67)	(373)	(195)
Provision for Income Taxes	(157)	(595)	(873)	(1,655)
Gain on Sale of Real Estate	38,552	10,610	85,738	66,093
Provision for Income Taxes Allocable to Gain on Sale	(6,468)	(1,738)	(12,210)	(5,464)

Income from Discontinued Operations	$33,009	$12,073	$78,128	$72,321

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Supplemental Information to Statements of Cash Flows
      Supplemental disclosure of cash flow information:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004

Interest paid, net of capitalized interest	$69,625	$64,010

Interest capitalized	$2,363	$870

Supplemental schedule of non-cash investing and financing activities:
Distribution payable on common stock/ Units	$34,592	$32,872

Distribution payable on preferred stock	$—	$—

Exchange of units for common shares:
Minority interest	$(1,951)	$(4,114)
Common stock	1	2
Additional paid-in-capital	1,950	4,112

	$—	$—

In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:
Accounts payable and accrued expenses	$(4,218)	$(2,188)

Issuance of Operating Partnership Units	$(8,875)	$—

Mortgage debt	$(11,545)	$(12,057)

Foreclosed property acquisition and write-off of a mortgage loan receivable	$3,870	$—

Write-off of retired assets	$25,840	$—

In conjunction with certain property sales, the Company provided seller financing and assigned a mortgage note payable:
Notes receivable	$51,158	$79,721

Mortgage note payable	$13,242	$—

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings Per Share (“EPS”)
      The computation of basic and diluted EPS is presented below:

		Restated		Restated

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Numerator:
(Loss) Income from Continuing Operations	$(6,430)	$24,382	$(21,164)	$22,381
Gain on Sale of Real Estate, Net of Minority Interest and Income Taxes	1,276	1,682	14,941	6,114
Less: Preferred Stock Dividends	(2,310)	(2,344)	(6,930)	(12,178)
Less: Redemption of Preferred Stock	—	(600)	—	(7,959)

(Loss) Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest — For Basic and Diluted EPS	(7,464)	23,120	(13,153)	8,358
Discontinued Operations, Net of Minority Interest and Income Taxes	28,648	10,420	67,862	62,268

Net Income Available to Common Stockholders — For Basic and Diluted EPS	$21,184	$33,540	$54,709	$70,626

Denominator:
Weighted Average Shares — Basic	42,468,264	40,450,205	42,304,870	40,106,629
Employee and Director Common Stock Options	—	193,358	—	230,449
Employee and Director Shares of Restricted Stock	—	120,807	—	107,891

Weighted Average Shares — Diluted	42,468,264	40,764,370	42,304,870	40,444,969
Basic EPS:
(Loss) Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest	$(0.18)	$0.57	$(0.31)	$0.21

Discontinued Operations, Net of Minority Interest and Income Taxes	$0.67	$0.26	$1.60	$1.55

Net Income Available to Common Stockholders	$0.50	$0.83	$1.29	$1.76

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Restated		Restated

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Diluted EPS:
(Loss) Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest	$(0.18)	$0.57	$(0.31)	$0.21

Discontinued Operations, Net of Minority Interest and Income Taxes	$0.67	$0.26	$1.60	$1.54

Net Income Available to Common Stockholders	$0.50	$0.82	$1.29	$1.75

      For 2005, weighted average shares — diluted are the same as weighted average shares — basic as the dilutive effect of stock options and restricted stock was excluded as its inclusion would have been anti-dilutive to the loss from continuing operations available to common stockholders, net of minority interest. The dilutive stock options excluded from the computation are 114,573 for the three months ended September 30, 2005 and 149,311 for the nine months ended September 30, 2005. The dilutive restricted stock excluded from the computation are 90,781 for the three months ended September 30, 2005 and 91,765 for the nine months ended September 30, 2005.

10.	Commitments and Contingencies
      In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.
      The Company has committed to the construction of certain industrial properties totaling approximately 4.1 million square feet of GLA. The estimated total construction costs are approximately $206.6 million. Of this amount, approximately $107.1 million remains to be funded. There can be no assurance the actual completion cost will not exceed the estimated completion cost stated above.
      At September 30, 2005, the Company had 16 letters of credit outstanding in the aggregate amount of $7,396. These letters of credit expire between March 2006 and April 2007.

11.	Restatement of Consolidated Statement of Operations
      In the consolidated statement of operations for the three and nine months ended September 30, 2004 and cash flows for the nine months ended September 30, 2004 presented in its Form 10-Q filed November 9, 2004, the Company allocated its entire tax provision/benefit to income from discontinued operations. The Company has determined that its tax provision/benefit should be allocated between income from continuing operations, income from discontinued operations and gain on sale of real estate. The Company has restated its consolidated statement of operations for the three and nine months ended

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2004 and cash flows for the nine months ended September 30, 2004 to reflect this new allocation in this Form 10-Q.

	For the Three Months Ended September 30, 2004

	As Previously
	Reported on
	Form 10-Q	Restatement	Restated
	Filed	of Benefit	Amounts	Adjustment for	As Reported
	November 9,	(Expense) of	for	Discontinued	on 2005
	2004	Income Tax	2004 10-Q	Operations	10-Q

Loss from Continuing Operations
Before Income Tax Benefit, Equity in Income of Joint Ventures and Income Allocated to Minority Interest	$(6,844)		$(6,844)	$(2,894)	$(9,738)
Equity in Income of Joint Ventures	35,913	850	36,763	—	36,763
Income Tax Benefit	—	450	450	388	838
Minority Interest Allocable to Continuing Operations	(3,646)	(177)	(3,823)	342	(3,481)

Income from Continuing Operations	25,423	1,123	26,546	(2,164)	24,382
Income from Discontinued Operations	11,512		11,512	2,894	14,406
Provision for Income Taxes Allocable to Discontinued Operations	(1,609)	(336)	(1,945)	(388)	(2,333)
Minority Interest Allocable to Discontinued Operations	(1,356)	45	(1,311)	(342)	(1,653)

Income Before Gain on Sale of Real Estate	33,970	832	34,802	—	34,802
Gain on Sale of Real Estate	2,913		2,913		2,913
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	—	(964)	(964)	—	(964)
Minority Interest Allocable to Gain on Sale of Real Estate	(399)	132	(267)		(267)

Net Income	36,484	—	36,484	—	36,484
Less: Preferred Stock Dividends	(2,344)	—	(2,344)	—	(2,344)
Less: Redemption of Preferred Stock	(600)	—	(600)	—	(600)

Net Income Available to Common Stockholders	$33,540	$—	$33,540	$—	$33,540

Basic Earnings Per Share:
Income from Continuing Operations	$0.62	$0.01	$0.63	$(0.05)	$0.57

Income from Discontinued Operations	$0.21	$(0.01)	$0.20	$0.05	$0.26

Net Income Available to Common Stockholders	$0.83	$—	$0.83	$—	$0.83

Diluted Earnings Per Share:
Income from Continuing Operations	$0.61	$0.01	$0.62	$(0.05)	$0.57

Income from Discontinued Operations	$0.21	$(0.01)	$0.20	$0.05	$0.26

Net Income Available to Common Stockholders	$0.82	$—	$0.82	$—	$0.82

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Nine Months Ended September 30, 2004

	As Previously
	Reported on
	Form 10-Q	Restatement	Restated
	Filed	of Benefit	Amounts	Adjustment for	As Reported
	November 9,	(Expense) of	for	Discontinued	on 2005
	2004	Income Tax	2004 10-Q	Operations	10-Q

Loss from Continuing Operations
Before Income Tax Benefit, Equity in Income of Joint Ventures and Income Allocated to Minority Interest	$(9,318)		$(9,318)	$(8,402)	$(17,720)
Equity in Income of Joint Ventures	36,459	850	37,309	—	37,309
Income Tax Benefit	—	2,259	2,259	950	3,209
Minority Interest Allocable to Continuing Operations	(1,021)	(423)	(1,444)	1,027	(417)

Income from Continuing Operations	26,120	2,686	28,806	(6,425)	22,381
Income from Discontinued Operations	71,039		71,039	8,401	79,440
Provision for Income Taxes Allocable to Discontinued Operations	(5,456)	(714)	(6,170)	(949)	(7,119)
Minority Interest Allocable to Discontinued Operations	(9,116)	97	(9,019)	(1,034)	(10,053)

Income Before Gain on Sale of Real Estate	82,587	2,069	84,656	(7)	84,649
Gain on Sale of Real Estate	9,496		9,496	—	9,496
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	—	(2,395)	(2,395)	—	(2,395)
Minority Interest Allocable to Gain on Sale of Real Estate	(1,320)	326	(994)	7	(987)

Net Income	90,763	—	90,763	—	90,763
Less: Preferred Stock Dividends	(12,178)	—	(12,178)	—	(12,178)
Less: Redemption of Preferred Stock	(7,959)	—	(7,959)	—	(7,959)

Net Income Available to Common Stockholders	$70,626	—	$70,626	—	$70,626

Basic Earnings Per Share:
Income from Continuing Operations	$0.35	$0.02	$0.37	$(0.16)	$0.21

Income from Discontinued Operations	$1.41	$(0.02)	$1.39	$0.16	$1.55

Net Income Available to Common Stockholders	$1.76	$—	$1.76	$—	$1.76

Diluted Earnings Per Share:
Income from Continuing Operations	$0.35	$0.02	$0.37	$(0.16)	$0.21

Income from Discontinued Operations	$1.40	$(0.02)	$1.38	$0.16	$1.54

Net Income Available to Common Stockholders	$1.75	$—	$1.75	$—	$1.75

12.	Subsequent Events
      From October 1, 2005 to November 2, 2005, the Company acquired 18 industrial properties and one land parcel for a purchase price of approximately $56,367 (approximately $1,172 of which was funded through the issuance of limited partnership interests in the Operating Partnership (“Units”)), excluding

FIRST INDUSTRIAL REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold four industrial properties and one land parcel for approximately $11,937 of gross proceeds during this time period.
      On October 17, 2005, the Company and the Operating Partnership paid a third quarter 2005 dividend/distribution of $.6950 per common share/ Unit, totaling approximately $34,592.
      On October 4, 2005, the Company settled the interest rate protection agreement which hedged the change in value of a build to suit development project the Company is in the process of constructing for proceeds of $675.
      On October 17, 2005, the Company, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Company is in the process of constructing. This interest rate protection agreement has a notional value of $50,000, is based on the 3 Month LIBOR rate, has a strike rate of 4.8675%, and has an effective date of December 30, 2005 and a termination date of December 30, 2010. Per FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), fair value and cash flow hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement does not qualify for hedge accounting and the change in value of the interest rate protection agreement will be recognized immediately in net income as opposed to other comprehensive income.
      On November 8, 2005, the Company issued 6,000,000 depositary shares, each representing 1/10,000 of a share of Series I Flexible Cumulative Redeemable Preferred Stock, $.01 par value (the “Series I Depositary Shares”), in a private placement at an initial offering price of $25.00 per depositary share for an aggregate initial offering price of $150,000. Dividends on the Series I Depositary Shares are payable monthly in arrears commencing December 31, 2005 at an initial dividend rate of One-Month LIBOR plus 1.25%, subject to reset on the four-month, six-month and one year anniversary of the date of issuance. Pursuant to the purchase agreement with respect to the Series I Depositary Shares, the Company, at its option, may issue, and the initial purchaser of the Series I Depositary Shares shall purchase, on or before November 18, 2005 an additional 4,000,000 shares of the Series I Depositary Shares at an initial offering price of $25.00 per depositary share.

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
GENERAL
      The Company was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code (the “Code”). The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner with an approximate 86.8% ownership interest at September 30, 2005. Minority interest in the Company at September 30, 2005 represents the approximate 13.2% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.
      As of September 30, 2005, the Company owned 908 industrial properties (inclusive of developments in process) located in 27 states, containing an aggregate of approximately 75.9 million square feet of gross leasable area (“GLA”). Of the 908 industrial properties owned by the Company, 559 are held by the Operating Partnership and limited liability companies of which the Operating Partnership is the sole member, 275 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners and 74 are held by an entity wholly-owned by the Operating Partnership.
      On September 14, 2005 and March 21, 2005, the Company, through entities wholly-owned, directly or indirectly, by the Operating Partnership, entered into a joint venture arrangements with an institutional investor to invest in industrial properties (the “September 2005 Joint Venture” and “March 2005 Joint Venture”). The Company, through entities wholly-owned, directly or indirectly, by the Operating Partnership, owns a ten percent equity interest in and provides property management, leasing, development, disposition and portfolio management services to the September 2005 Joint Venture and the March 2005 Joint Venture. In addition, the Company has the opportunity to earn performance-based incentives when industrial assets are sold and returns exceed certain thresholds.
      The Company, through separate, wholly-owned limited liability companies of which the Operating Partnership is the sole member, also owns minority equity interests in, and provides asset and property management services to, two other joint ventures which invest in industrial properties (the “September 1998 Joint Venture” and the “May 2003 Joint Venture”). The Company, through separate, wholly-owned limited liability companies of which the Operating Partnership is also the sole member, also owned a minority interest in and provided property management services to another joint venture which invested in industrial properties (the “December 2001 Joint Venture”; together with the September 2005 Joint Venture, the March 2005 Joint Venture, the September 1998 Joint Venture and the May 2003 Joint Venture, the “Joint Ventures”). During the year ended December 31, 2004, the December 2001 Joint Venture sold all of its industrial properties. The operating data of the Joint Ventures is not consolidated with that of the Company as presented herein.
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
RESTATEMENT
      In the consolidated statement of operations and for the three and nine months ended September 30, 2004 and cash flows for the nine months ended September 30, 2004 presented in its Form 10-Q filed November 9, 2004, the Company allocated its entire tax provision/benefit to income from discontinued operations. The Company has determined that its tax provision/benefit should be allocated between income from continuing operations, income from discontinued operations and gain on sale of real estate. The Company has restated its consolidated statement of operations for the three and nine months ended September 30, 2004 and cash flows for the nine months ended September 30, 2004 to reflect this new allocation in this Form 10-Q.

RESULTS OF OPERATIONS
Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004
      The Company’s net income available to common stockholders was $54.7 million and $70.6 million for the nine months ended September 30, 2005 and 2004, respectively. Basic and diluted net income available to common stockholders were $1.29 per share for the nine months ended September 30, 2005, and $1.76 and $1.75 per share, respectively, for the nine months ended September 30, 2004.
      The tables below summarize the Company’s revenues, property expenses and depreciation and other amortization by various categories for the nine months ended September 30, 2005 and September 30, 2004. Same store properties are in service properties owned prior to January 1, 2004. Acquired properties are properties that were acquired subsequent to December 31, 2003. Sold properties are properties that were sold subsequent to December 31, 2003. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after December 31, 2003 or acquisitions acquired prior to January 1, 2004 that were not placed in service as of December 31, 2003. These properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Other revenues are derived from the operations of the Company’s maintenance company, fees earned from the Company’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Company’s maintenance company and other miscellaneous regional expenses.
      The Company’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Company’s future revenues and expenses may vary materially from historical rates.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004	$ Change	% Change

REVENUES ($ in 000’s)
Same Store Properties	$190,638	$188,285	$2,353	1.25%
Acquired Properties	35,743	6,285	29,458	468.70%
Sold Properties	15,485	33,543	(18,058)	(53.84)%
Properties Not In Service	19,559	18,058	1,501	8.31%
Other	22,486	6,715	15,771	234.86%

	$283,911	$252,886	$31,025	12.27%
Discontinued Operations	(14,577)	(30,605)	16,028	(52.37)%

Total Revenues	$269,334	$222,281	$47,053	21.17%

      At September 30, 2005 and September 30, 2004, the occupancy rates of the Company’s same store properties were 89.9% and 88.0%, respectively. Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $29.5 million due to the 165 industrial properties acquired subsequent to December 31, 2003 totaling approximately 21.2 million square feet of GLA. Revenues from sold properties decreased $18.1 million due to the 163 industrial properties sold subsequent to December 31, 2003 totaling approximately 16.4 million square feet of GLA. Revenues from properties not in service remained relatively unchanged. Other revenues increased by approximately $15.7 million due primarily to build-to-suit-for-sale revenues of $10.7 million and an increase in joint venture fees and assignment fees.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004	$ Change	% Change

PROPERTY EXPENSES ($ in 000’s)
Same Store Properties	$63,910	$60,587	$3,323	5.48%
Acquired Properties	10,005	2,320	7,685	331.25%
Sold Properties	5,221	10,433	(5,212)	(49.96)%
Properties Not In Service	8,083	7,715	368	4.77%
Other	18,456	4,653	13,803	296.65%

	$105,675	$85,708	$19,967	23.30%
Discontinued Operations	(4,845)	(9,548)	4,703	(49.26)%

Total Property Expenses	$100,830	$76,160	$24,670	32.39%

      Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased by $7.7 million due to properties acquired subsequent to December 31, 2003. Property expenses from sold properties decreased by $5.2 million due to properties sold subsequent to December 31, 2003. Property expenses from properties not in service remained relatively unchanged. Other expense increased $13.8 million due primarily to build-to-suit-for-sale costs of $10.5 million and increases in employee compensation.
      General and administrative expense increased by approximately $10.8 million, or 38.5%, due primarily to increases in employee compensation related to compensation for new employees as well as an increase in incentive compensation and professional services.
      Amortization of deferred financing costs remained relatively unchanged.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004	$ Change	% Change

DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$58,635	$54,176	$4,459	8.23%
Acquired Properties	18,106	1,548	16,558	1069.64%
Sold Properties	4,013	8,489	(4,476)	(52.73)%
Properties Not In Service and Other	9,332	7,692	1,640	21.32%
Corporate Furniture, Fixtures and Equipment	1,000	965	35	3.63%

	$91,086	$72,870	$18,216	25.00%
Discontinued Operations	(3,886)	(7,515)	3,629	(48.29)%

Total Depreciation and Other Amortization	$87,200	$65,355	$21,845	33.43%

      Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased by $16.6 million due to properties acquired subsequent to December 31, 2003. Depreciation and other amortization from sold properties decreased by $4.5 million due to properties sold subsequent to December 31, 2004. Depreciation and other amortization for properties not in service and other increased $1.6 million due to developments placed in service during 2004 and 2005. Amortization of corporate furniture, fixtures and equipment remained relatively unchanged.
      The Company recognized $.08 million gain on the early retirement of debt. This includes $.05 million write-off of financing fees associated with the Company’s previous line of credit agreement which was amended and restated on August 23, 2005. The gain on early retirement of debt also includes payment of $.29 million of financing fees and write-off of loan premium of $.42 million on the Acquisition Mortgage Loan XIII which was assigned to the buyers of the properties collateralizing the Acquisition Mortgage Loan XIII on July 13, 2005.
      Interest income decreased by approximately $1.8 million due primarily to a decrease in the average mortgage loans receivable outstanding during the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004.
      Interest expense increased by approximately $5.8 million primarily due to an increase in the weighted average debt balance outstanding for the nine months ended September 30, 2005 ($1,642.0 million), as compared to the nine months ended September 30, 2004 ($1,505.9 million), as well as an increase in the weighted average interest rate for the nine months ended September 30, 2005 (6.66%), as compared to the nine months ended September 30, 2004 (6.60%), offset by an increase in capitalized interest.
      The Company recognized $.7 million relating to the mark-to-market of an interest rate protection agreement that was entered into in January 2005 in order to hedge the change in value of a build to suit development project as well as a deferred gain that was reclassed out of Other Comprehensive Income relating to a settled interest rate protection agreement that no longer qualifies for hedge accounting treatment.
      Equity in income of joint ventures decreased by approximately $33.6 million due primarily to the gain recognized for the nine months ended September 30, 2004 related to the sale of all of the properties in the December 2001 Joint Venture.
      Income tax benefit increased by $4.0 million due primarily to an increase in general and administrative expense (“G&A”) due to additional G&A costs, which increases operating losses incurred in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 associated with additional investment activity in the Company’s taxable REIT subsidiary. The increase in the income tax benefit is partially offset by an increase in state tax expense.
      The $27.3 million gain on sale of real estate for the nine months ended September 30, 2005 resulted from the sale of ten industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.
      The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Company for the nine months ended September 30, 2005 and September 30, 2004.

		Restated

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004

	($ in 000’s)
Total Revenues	$14,577	$30,605
Operating Expenses	(4,845)	(9,548)
Depreciation and Amortization	(3,886)	(7,515)
Interest Expense	(373)	(195)
Provision for Income Taxes	(873)	(1,655)
Gain on Sale of Real Estate, Net of Income Taxes	73,528	60,629

Income from Discontinued Operations	$78,128	$72,321

      Income from discontinued operations (net of income taxes) for the nine months ended September 30, 2005 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 56 industrial properties that were sold during the nine months ended September 30, 2005 and the results of operations from four properties identified as held for sale at September 30, 2005.

      Income from discontinued operations for the nine months ended September 30, 2004, reflects the results of operations of 56 industrial properties that were sold during the nine months ended September 30, 2005, 92 industrial properties that were sold during the year ended December 31, 2004, four industrial properties identified as held for sale at September 30, 2005, as well as the gain on sale of real estate from 66 industrial properties which were sold during the nine months ended September 30, 2004.
Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004
      The Company’s net income available to common stockholders was $21.2 million and $33.5 million for the three months ended September 30, 2005 and 2004, respectively. Basic and diluted net income available to common stockholders were $0.50 per share for the three months ended September 30, 2005, and $0.83 and $0.82 per share, respectively, for the three months ended September 30, 2004.
      The tables below summarize the Company’s revenues, property expenses and depreciation and other amortization by various categories for the three months ended September 30, 2005 and September 30, 2004. Same store properties are in service properties owned prior to July 1, 2004. Acquired properties are properties that were acquired subsequent to June 30, 2004. Sold properties are properties that were sold subsequent to June 30, 2004. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after June 30, 2004 or acquisitions acquired prior to July 1, 2004 that were not placed in service as of June 30, 2004. These properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Other revenues are derived from the operations of the Company’s maintenance company, fees earned from the Company’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Company’s maintenance company and other miscellaneous regional expenses.
      The Company’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Company’s future revenues and expenses may vary materially from historical rates.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2005	2004	$ Change	% Change

REVENUES ($ in 000’s)
Same Store Properties	$67,939	$67,021	$918	1.37%
Acquired Properties	12,028	392	11,636	2968.37%
Sold Properties	2,548	9,149	(6,601)	(72.15)%
Properties Not In Service	6,593	4,725	1,868	39.53%
Other	15,194	1,674	13,520	807.65%

	$104,302	$82,961	$21,341	25.72%
Discontinued Operations	(2,476)	(8,242)	5,766	(69.96)%

Total Revenues	$101,826	$74,719	$27,107	36.28%

      At September 30, 2005 and September 30, 2004, the occupancy rates of the Company’s same store properties were 90.5% and 88.8%, respectively. Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $11.6 million due to the 142 industrial properties acquired subsequent to June 30, 2004 totaling approximately 17.7 million square feet of GLA. Revenues from sold properties decreased $6.6 million due to the 110 industrial properties sold subsequent to June 30, 2004 totaling approximately 12.1 million square feet of GLA. Revenues from properties not in service increased by $1.9 million due to an increase in occupancy of properties placed in service during 2004 and

2005. Other revenues increased by approximately $13.5 million due primarily to build-to-suit-for-sale revenues of $10.6 million and an increase in joint venture fees and assignment fees.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2005	2004	$ Change	% Change

PROPERTY EXPENSES ($ in 000’s)
Same Store Properties	$21,916	$20,941	$975	4.66%
Acquired Properties	3,673	86	3,587	4170.93%
Sold Properties	825	2,477	(1,652)	(66.69)%
Properties Not In Service	2,256	2,480	(224)	(9.03)%
Other	14,119	1,868	12,251	655.84%

	42,789	27,852	14,937	53.63%
Discontinued Operations	(737)	(2,323)	1,586	(68.27)%

Total Property Expenses	$42,052	$25,529	$16,523	64.72%

      Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased by $3.6 million due to properties acquired subsequent to June 30, 2004. Property expenses from sold properties decreased by $1.7 million due to properties sold subsequent to June 30, 2004. Property expenses from properties not in service remained relatively unchanged. Other expense increased $12.3 million due primarily to build-to-suit-for-sale costs of $10.5 million and increases in employee compensation.
      General and administrative expense increased by approximately $4.2 million, or 37.5%, due primarily to increases in employee compensation related to compensation for new employees as well as an increase in incentive compensation.
      Amortization of deferred financing costs remained relatively unchanged.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2005	2004	$ Change	% Change

DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$22,360	$21,218	$1,142	5.38%
Acquired Properties	6,892	(422)	7,314	(1733.18)%
Sold Properties	431	2,425	(1,994)	(82.23)%
Properties Not In Service and Other	3,394	1,278	2,116	165.57%
Corporate Furniture, Fixtures and Equipment	343	325	18	5.54%

	$33,420	$24,824	$8,596	34.63%
Discontinued Operations	(628)	(2,056)	1,428	(69.46)%

Total Depreciation and Other Amortization	$32,792	$22,768	$10,024	44.03%

      Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased by $7.3 million due to properties acquired subsequent to June 30, 2004. Depreciation and other amortization from sold properties decreased by $2.0 million due to properties sold subsequent to June 30, 2004. Depreciation and other amortization for properties not in service and other increased $2.1 million due to developments placed in service during 2004 and 2005. Amortization of corporate furniture, fixtures and equipment remained relatively unchanged.

      The Company recognized $.08 million gain on the early retirement of debt. This includes $.05 million write-off of financing fees associated with the Company’s previous line of credit agreement which was amended and restated on August 23, 2005. The gain on early retirement of debt also includes payment of $.29 million financing fees and write-off of loan premium of $.42 million on the Acquisition Mortgage Loan XIII which was assigned to the buyers of the properties collateralizing the Acquisition Mortgage Loan XIII on July 13, 2005.
      Interest income decreased by approximately $1.1 million due primarily to a decrease in the average mortgage loans receivable outstanding during the three months ended September 30, 2005, as compared to the three months ended September 30, 2004.
      Interest expense increased by approximately $1.7 million primarily due to an increase in the weighted average debt balance outstanding for the three months ended September 30, 2005 ($1,712.7 million), as compared to the three months ended September 30, 2004 ($1,611.6 million), as well as an increase in the weighted average interest rate for the three months ended September 30, 2005 (6.56%), as compared to the three months ended September 30, 2004 (6.42%).
      The Company recognized $1.2 million relating to the mark-to-market of an interest rate protection agreement that was entered into in January 2005 in order to hedge the change in value of a build to suit development project as well as a deferred gain that was reclassed out of Other Comprehensive Income relating to a settled interest rate protection agreement that no longer qualifies for hedge accounting treatment.
      Equity in income of joint ventures decreased by approximately $32.8 million due primarily to the gain recognized for the three months ended September 30, 2004 related to the sale of all of the properties in the December 2001 Joint Venture.
      Income tax benefit increased by $2.3 million due primarily to an increase in general and administrative expense (“G&A”) due to additional G&A costs, which increases operating losses, incurred in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 associated with additional investment activity in the Company’s taxable REIT subsidiary. The increase in the income tax benefit is partially offset by an increase in state tax expense.
      The $2.6 million gain on sale of real estate for the three months ended September 30, 2005 resulted from the sale of one industrial property and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.
      The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Company for the three months ended September 30, 2005 and September 30, 2004.

		Restated

	Three	Three
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2005	2004

	($ in 000’s)
Total Revenues	$2,476	$8,242
Operating Expenses	(737)	(2,323)
Depreciation and Amortization	(628)	(2,056)
Interest Expense	(29)	(67)
Provision for Income Taxes	(157)	(595)
Gain on Sale of Real Estate, Net of Income Taxes	32,084	8,872

Income from Discontinued Operations	$33,009	$12,073

      Income from discontinued operations (net of income taxes) for the three months ended September 30, 2005 reflects the results of operations and gain on sale of real estate, net of income taxes,

relating to 25 industrial properties that were sold during the three months ended September 30, 2005 and the results of operations from four properties identified as held for sale at September 30, 2005.
      Income from discontinued operations for the three months ended September 30, 2004, reflects the results of operations of 25 industrial properties that were sold during the three months ended September 30, 2005, 92 industrial properties that were sold during the year ended December 31, 2004, four industrial properties identified as held for sale at September 30, 2005, as well as the gain on sale of real estate from 16 industrial properties which were sold during the three months ended September 30, 2004.
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
      The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements principally through the disposition of select assets, and the issuance of long-term unsecured indebtedness and equity securities. As of September 30, 2005 and November 2, 2005, $464.7 million of common stock, preferred stock and depositary shares and $500.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under unsecured lines of credit. At September 30, 2005, borrowings under the Operating Partnership’s $500 million unsecured line of credit (the “2005 Unsecured Line of Credit”) bore interest at a weighted average interest rate of 4.52%. The 2005 Unsecured Line of Credit bears interest at a floating rate of LIBOR plus .625%, or the Prime Rate, at the Operating Partnership’s election. As of November 2, 2005 approximately $50.1 million was available for additional borrowings under the 2005 Unsecured Line of Credit.
Nine Months Ended September 30, 2005
      Net cash provided by operating activities of approximately $37.0 million for the nine months ended September 30, 2005 was comprised primarily of net income before minority interest of approximately $70.0 million offset by adjustments for non-cash items of approximately $25.1 million and by the net change in operating assets and liabilities of approximately $7.9 million. The adjustments for the non-cash items of approximately $25.1 million are primarily comprised of the gain on sale of real estate of approximately $113.1 million, the effect of the straight-lining of rental income of approximately $6.5 million, the mark to market of an interest rate protection agreement of approximately $0.7 million, and the net equity in income from joint ventures of approximately $3.2 million offset by depreciation and amortization of approximately $97.1 million and the provision for bad debt of $1.4 million.
      Net cash used in investing activities of approximately $146.5 million for the nine months ended September 30, 2005 was comprised primarily by the acquisition and development of real estate, leasing costs and capital expenditures related to the expansion and improvement of existing real estate, contributions to, and investments in, two of the Company’s industrial real estate joint ventures partially offset by the net proceeds from the sale of real estate, the repayment of mortgage loans receivable and distributions from three of the Company’s industrial real estate joint ventures.
      During the nine months ended September 30, 2005, the Company acquired 86 industrial properties comprising approximately 12.0 million square feet of GLA and several land parcels. The gross purchase price for 85 industrial properties and several land parcels totaled approximately $415.9 million. Additionally, one industrial property was acquired through foreclosure due to a defaulted note receivable.

      The Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, invested approximately $40.1 million and received distributions of approximately $1.2 million from the Company’s real estate joint ventures. As of September 30, 2005, the Company’s industrial real estate joint ventures owned 298 industrial properties comprising approximately 23.5 million square feet of GLA.
      During the nine months ended September 30, 2005, the Company sold 66 industrial properties comprising approximately 9.0 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 66 industrial properties and several land parcels were approximately $472.6 million.
      Net cash provided by financing activities of approximately $104.5 million for the nine months ended September 30, 2005 was comprised primarily of net receipts under the Company’s Unsecured Line of Credit, the net proceeds from the exercise of stock options and proceeds from mortgage loan payable partially offset by common and preferred stock dividends and unit distributions, the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock, repayments on mortgage loans payable and costs related to the assumption of debt.
      On August 23, 2005, the Company, through the Operating Partnership, amended and restated its $300.0 million unsecured line of credit (the “Unsecured Line of Credit”), which was due September 28, 2007, and bore interest at a floating rate of LIBOR plus .7%, or the Prime Rate, at the Company’s election. The amended and restated unsecured line of credit (the “2005 Unsecured Line of Credit”) will mature on September 28, 2008, has a borrowing capacity of $500.0 million, with the right, subject to certain conditions, to increase the borrowing capacity up to $600.0 million and bears interest at a floating rate of LIBOR plus .625%, or the Prime Rate, at the Company’s election. The net unamortized deferred financing fees related to the Unsecured Line of Credit and any additional deferred financing fees incurred related to the 2005 Unsecured Line of Credit are being amortized over the life of the 2005 Unsecured Line of Credit in accordance with Emerging Issues Task Force Issue 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”, except for $.1 million, which represents the write off of deferred financing costs and is included in the net gain on early retirement of debt.
      During the nine months ended September 30, 2005, the Company awarded 189,878 shares of restricted common stock to certain employees and 9,135 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $8.3 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.
      During the nine months ended September 30, 2005, certain employees of the Company exercised 247,764 non-qualified employee stock options. Net proceeds to the Company were approximately $6.7 million.
Market Risk
      The following discussion about the Company’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.
      This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at September 30, 2005 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
      In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
      At September 30, 2005, approximately $1,406.6 million (approximately 78.7% of total debt at September 30, 2005) of the Company’s debt was fixed rate debt and approximately $380.5 million

(approximately 21.3% of total debt at September 30, 2005) was variable rate debt. During the nine months ended September 30, 2005, the Operating Partnership, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Company is in the process of constructing. This interest rate protection agreement has a notional value of $50.0 million, is based on the five year treasury, has a strike rate of 3.936% and settles on October 4, 2005. Currently, the Company does not enter into financial instruments for trading or other speculative purposes.
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
      Based upon the amount of variable rate debt outstanding at September 30, 2005, a 10% increase or decrease in the interest rate on the Company’s variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $1.7 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at September 30, 2005 by approximately $48.2 million to $1,489.7 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at September 30, 2005 by approximately $51.7 million to $1,589.7 million.

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
      In May, 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) which supersedes APB Opinion No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements”. FAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. FAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
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
      In June 2005, the FASB ratified the consensus reached by the EITF regarding EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. EITF 05-6 does not impact the Company’s results of operations, financial position, or liquidity.
Subsequent Events
      From October 1, 2005 to November 2, 2005, the Company acquired 18 industrial properties and one land parcel for a purchase price of approximately $56.4 million (approximately $1.2 million of which was made through the issuance of limited partnership interests in the Operating Partnership (“Units”)), excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold four industrial properties and one land parcel for approximately $11.9 million of gross proceeds during this time period.
      On October 17, 2005, the Company and the Operating Partnership paid a third quarter 2005 dividend/distribution of $.6950 per common share/ Unit, totaling approximately $34.6 million.
      On October 4, 2005, the Company settled the interest rate protection agreement which hedged the change in value of a build to suit development project the Company is in the process of constructing for proceeds of $675.
      On October 17, 2005, the Company, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Company is in the process of constructing. This interest rate protection agreement has a notional value of $50 million, is based on the 3 Month LIBOR rate, has a strike rate of 4.8675%, and has an effective date of December 30, 2005 and a termination date of December 30, 2010. Per FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), fair value and cash flow hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement does not qualify for hedge accounting and the change in value of the interest rate protection agreement will be recognized immediately in net income as opposed to other comprehensive income.
      On November 8, 2005, the Company issued 6,000,000 depositary shares, each representing 1/10,000 of a share of Series I Flexible Cumulative Redeemable Preferred Stock, $.01 par value (the “Series I Depositary Shares”), in a private placement at an initial offering price of $25.00 per depositary share for an aggregate initial offering price of $150 million. Dividends on the Series I Depositary Shares are payable monthly in arrears commencing December 31, 2005 at an initial dividend rate of One-Month LIBOR plus 1.25%, subject to reset on the four-month, six-month and one year anniversary of the date of issuance. Pursuant to the purchase agreement with respect to the Series I Depositary Shares, the Company, at its option, may issue, and the initial purchaser of the Series I Depositary Shares shall purchase, on or before November 18, 2005 an additional 4,000,000 shares of the Series I Depositary Shares at an initial offering price of $25.00 per depositary share.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      Not Applicable.

Item 6.	Exhibits
      a) Exhibits:

Exhibit
Number		Description

3	.1***	Articles Supplementary dated November 7, 2005 with respect to Series I Flexible Cumulative Redeemable Preferred Stock of First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K of the Company filed November 9, 2005, File No. 1-13102).
4	.1***	Deposit Agreement, dated November 8, 2005, by and among First Industrial Realty Trust, Inc., EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series I Depositary Receipts (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company filed November 9, 2005, File No. 1-13102.
10	.1***	Amendment No. 2 dated July 22, 2005 to the Eighth Amended and Restated Partnership Agreement of First Industrial, L.P. (the “Operating Partnership”) dated June 2, 2004 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company dated August 8, 2005, File No. 1-13102).
10	.2***	Unsecured Term Loan Agreement dated August 1, 2005 among the Operating Partnership, the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company dated August 8, 2005, File No. 1-13102).
10	.3*	Amendment No. 3 dated October 31, 2005 to the Eighth Amendment and Restated Partnership Agreement of First Industrial, L.P. dated June 2, 2004.
10	.4***	Purchase Agreement dated November 8, 2005 between First Industrial Realty Trust, Inc., First Industrial, L.P. and Wachovia Investment Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed November 9, 2005, File No. 1-13102).
10	.5***	Ninth Amended and Restated Partnership Agreement of First Industrial, L.P. dated November 8, 2005 (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed November 9, 2005, File No. 1-13102).
31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit
Number		Description

32	.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

***	Previously filed
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

Scott A. Musil
Senior Vice President-Controller
(Principal Accounting Officer)
Date: November 9, 2005

EXHIBIT INDEX

Exhibit
Number		Description

3	.1***	Articles Supplementary dated November 7, 2005 with respect to Series I Flexible Cumulative Redeemable Preferred Stock of First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K of the Company filed November 9, 2005, File No. 1-13102).
4	.1***	Deposit Agreement, dated November 8, 2005, by and among First Industrial Realty Trust, Inc., EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series I Depositary Receipts (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company filed November 9, 2005, File No. 1-13102).
10	.1***	Amendment No. 2 dated July 22, 2005 to the Eighth Amended and Restated Partnership Agreement of First Industrial, L.P. (the “Operating Partnership”) dated June 2, 2004 (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company dated August 8, 2005, File No. 1-13102).
10	.2***	Unsecured Term Loan Agreement dated August 1, 2005 among the Operating Partnership, the Company and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company dated August 8, 2005, File No. 1-13102).
10	.3*	Amendment No. 3 dated October 31, 2005 to the Eighth Amended and Restated Partnership Agreement of First Industrial, L.P. dated June 2, 2004.
10	.4***	Purchase Agreement dated November 8, 2005 between First Industrial Realty Trust, Inc., First Industrial, L.P. and Wachovia Investment Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed November 9, 2005, File No. 1-13102).
10	.5***	Ninth Amended and Restated Partnership Agreement of First Industrial, L.P. dated November 8, 2005 (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed November 9, 2005, File No. 1-13102).
31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

***	Previously filed