Form 10-K
period 2005-12-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 2006-03-16
CIK 921825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-13102

FIRST INDUSTRIAL REALTY TRUST, INC.
(Exact name of Registrant as specified in its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	36-3935116 (I.R.S. Employer Identification No.)

311 S. Wacker Drive, Suite 4000, Chicago, Illinois (Address of principal executive offices)	60606 (Zip Code)

(312) 344-4300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock
(Title of class)

New York Stock Exchange
(Name of exchange on which registered)

Depositary Shares Each Representing 1/100 of a Share of 8.625% Series C Cumulative Preferred Stock
Depositary Shares Each Representing 1/10,000 of a Share of 7.25% Series J Cumulative Preferred Stock
(Title of class)

New York Stock Exchange
(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $1,670 million based on the closing price on the New York Stock Exchange for such stock on June 30, 2005.

At March 6, 2006, 44,337,616 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Registrant’s definitive proxy statement expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

FIRST INDUSTRIAL REALTY TRUST, INC.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. First Industrial Realty Trust, Inc. (the “Company”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of financing, interest rate levels, competition, supply and demand for industrial properties in the Company’s current and proposed market areas, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs and changes in general accounting principles and policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein in Item 1A, “Risk Factors” and in the Company’s other filings with the Securities and Exchange Commission.

PART I

THE COMPANY

Item 1.	Business

General

First Industrial Realty Trust, Inc. is a Maryland corporation organized on August 10, 1993, and is a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). First Industrial Realty Trust, Inc., (together with its consolidated subsidiaries, the “Company”) is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, redevelops and develops industrial real estate. The Company completed its initial public offering in June 1994 (the “Initial Offering”). Upon consummation of the Initial Offering, the Company owned 226 industrial properties which contained an aggregate of 17.4 million square feet of gross leasable area (“GLA”). As of December 31, 2005, the Company’s in-service portfolio consisted of 420 light industrial properties, 153 R&D/flex properties, 177 bulk warehouse properties, 102 regional warehouse properties and 32 manufacturing properties containing approximately 70.2 million square feet of GLA located in 29 states and one province in Canada. The Company’s in-service portfolio includes all properties other than developed, redeveloped, and acquired properties that have not yet reached stabilized occupancy (generally defined as properties that are 90% leased).

The Company’s interests in its properties and land parcels are held through (i) partnerships controlled by the Company, including First Industrial, L.P. (the “Operating Partnership”), of which the Company is the sole general partner, as well as, among others, First Industrial Financing Partnership, L.P., First Industrial Securities, L.P., First Industrial Mortgage Partnership, L.P., First Industrial Pennsylvania, L.P., First Industrial Harrisburg, L.P., First Industrial Indianapolis, L.P., FI Development Services, L.P. and TK-SV, LTD., each of which the sole general partner is a wholly-owned subsidiary of the Company and the sole limited partner is the Operating Partnership; (ii) limited liability companies, of which the Operating Partnership is the sole member; and (iii) First Industrial Development Services, Inc. and wholly owned LLC’s, of which the Operating Partnership is the sole stockholder, all of whose operating data is consolidated with that of the Company as presented herein. The Company, through separate wholly-owned limited liability companies of which the Operating Partnership or First Industrial Development Services, Inc. is the sole member, also owns minority equity interests in, and provides various services to, four joint ventures which invest in industrial properties (the “September 1998 Joint Venture”, the “May 2003 Joint Venture”, the “March 2005 Joint Venture” and the “September 2005 Joint Venture”). The Company, through a separate, wholly-owned limited liability company of which the Operating Partnership is also the sole member, also owned a minority interest in and provided property management services to a fifth joint venture which invested in industrial properties (the “December 2001 Joint Venture”; together with the September 1998 Joint Venture, the May 2003 Joint Venture, the March 2005 Joint Venture and the September 2005 Joint Venture, the “Joint Ventures”). During the year ended December 31, 2004, the December 2001 Joint Venture sold all of its industrial properties. The operating data of the Joint Ventures is not consolidated with that of the Company as presented herein.

The Company utilizes an operating approach which combines the effectiveness of decentralized, locally-based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and fiscal control systems. At March 6, 2006, the Company had 441 employees.

The Company has grown and will seek to continue to grow through the development and acquisition of additional industrial properties, through additional joint venture investments, and through its corporate services program.

The Company maintains a website at www.firstindustrial.com. Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available without charge on the Company’s website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. In addition, the Company’s Corporate Governance Guidelines, Code of

Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter, Nominating/Corporate Governance Committee Charter, along with supplemental financial and operating information prepared by the Company, are all available without charge on the Company’s website or upon request to the Company. Amendments to, or waivers from, the Company’s Code of Business Conduct and Ethics that apply to the Company’s executive officers or directors shall be posted to the Company’s website at www.firstindustrial.com. Please direct requests as follows:

First Industrial Realty Trust, Inc.
311 S. Wacker, Suite 4000
Chicago, IL 60606

Business Objectives and Growth Plans

The Company’s fundamental business objective is to maximize the total return to its stockholders through increases in per share distributions and increases in the value of the Company’s properties and operations. The Company’s growth plans include the following elements:

•	Internal Growth. The Company seeks to grow internally by (i) increasing revenues by renewing or re-leasing spaces subject to expiring leases at higher rental levels; (ii) increasing occupancy levels at properties where vacancy exists and maintaining occupancy elsewhere; (iii) controlling and minimizing property operating and general and administrative expenses; (iv) renovating existing properties; and (v) increasing ancillary revenues from non-real estate sources.

•	External Growth. The Company seeks to grow externally through (i) the development of industrial properties; (ii) the acquisition of portfolios of industrial properties, industrial property businesses or individual properties which meet the Company’s investment parameters and target markets; (iii) additional joint venture investments; and (iv) the expansion of its properties.

•	Corporate Services. Through its corporate services program, the Company builds for, purchases from, and leases and sells industrial properties to companies that need industrial facilities. The Company seeks to grow this business by targeting both large and middle-market public and private companies.

Business Strategies

The Company utilizes the following six strategies in connection with the operation of its business:

•	Organization Strategy. The Company implements its decentralized property operations strategy through the deployment of experienced regional management teams and local property managers. Each operating region is headed by a managing director, who is a senior executive officer of, and has an equity interest in, the Company. The Company provides acquisition, development and financing assistance, asset management oversight and financial reporting functions from its headquarters in Chicago, Illinois to support its regional operations. The Company believes the size of its portfolio enables it to realize operating efficiencies by spreading overhead among many properties and by negotiating purchasing discounts.

•	Market Strategy. The Company’s market strategy is to concentrate on the top industrial real estate markets in the United States. These top markets are based upon one or more of the following characteristics: (i) the strength of the market’s industrial real estate fundamentals, including increased industrial demand expectations; (ii) the history and outlook for continued economic growth and industry diversity; and (iii) a minimum market size of 100 million square feet of industrial space. The Company is currently evaluating industrial real estate investments outside the United States, including Canada.

•	Leasing and Marketing Strategy. The Company has an operational management strategy designed to enhance tenant satisfaction and portfolio performance. The Company pursues an active leasing strategy, which includes broadly marketing available space, seeking to renew existing leases at higher rents per square foot and seeking leases which provide for the pass-through of property-related expenses to the tenant. The Company also has local and national marketing programs which focus on the business and real estate brokerage communities and national tenants.

•	Acquisition/Development Strategy. The Company’s acquisition/development strategy is to invest in properties and other assets with higher yield potential in the top industrial real estate markets in the United States. Of the 884 industrial properties in the Company’s in-service portfolio at December 31, 2005, 131 properties have been developed by the Company or its former management. The Company will continue to leverage the development capabilities of its management, many of whom are leading industrial property developers in their respective markets.

•	Disposition Strategy. The Company continuously evaluates local market conditions and property-related factors in all of its markets for purposes of identifying assets suitable for disposition.

•	Financing Strategy. The Company plans on utilizing a portion of net sales proceeds from property sales, borrowings under its unsecured lines of credit and proceeds from the issuance, when and as warranted, of additional debt and equity securities to finance future acquisitions and developments. The Company also continually evaluates joint venture arrangements as another source of capital. As of March 6, 2006, the Company had approximately $212.4 million available in additional borrowings under its unsecured line of credit.

Recent Developments

In 2005, the Company acquired or placed in-service developments totaling 173 industrial properties and acquired several parcels of land for a total investment of approximately $894.6 million. The Company also sold 96 industrial properties and several parcels of land for a gross sales price of approximately $656.1 million. At December 31, 2005, the Company owned 884 in-service industrial properties containing approximately 70.2 million square feet of GLA.

On August 23, 2005, the Company, through the Operating Partnership, amended and restated its $300,000 unsecured line of credit, which was due September 28, 2007, and bore interest at a floating rate of LIBOR plus .7%, or the Prime Rate, at the Company’s election. The amended and restated unsecured line of credit (the “2005 Unsecured Line of Credit I”) will mature on September 28, 2008, has a borrowing capacity of $500,000, with the right, subject to certain conditions, to increase the borrowing capacity up to $600,000 and bears interest at a floating rate of LIBOR plus .625%, or the Prime Rate, at the Company’s election. In December 2005, the Company, through the Operating Partnership, entered into a non-revolving unsecured line of credit (the “2005 Unsecured Line of Credit II”). The 2005 Unsecured Line of Credit II has a borrowing capacity of $125.0 million and matures on March 15, 2006. The 2005 Unsecured Line of Credit II provides for interest only payments at LIBOR plus .625% or at Prime, at the Company’s election. In January 2006, the Company, through the Operating Partnership, paid off and retired the 2005 Unsecured Line of Credit II. Together, the 2005 Unsecured Line of Credit I and the 2005 Unsecured Line of Credit II, the “Unsecured Lines of Credit.”

On January 12, 2005, in conjunction with the acquisition of a parcel of land, the seller provided the Company a mortgage loan in the amount of $1.2 million (the “Acquisition Mortgage Loan XV”). The Acquisition Mortgage Loan XV is collateralized by a land parcel in Lebanon, TN, does not require principal payments prior to maturity on January 12, 2006 (which the Company paid off and retired at maturity) and has a 0% interest rate.

On March 31, 2005, the Company assumed a mortgage loan in the amount of $2.0 million (the “Acquisition Mortgage Loan XVI”). The Acquisition Mortgage Loan XVI is collateralized by one property in New Hope, MN, bears interest at a fixed rate of 5.50% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan XVI matures on September 30, 2024. In conjunction with the assumption of the Acquisition Mortgage Loan XVI, the Company recorded a premium in the amount of $.03 million which will be amortized as an adjustment to interest expense through March 31, 2009. Including the impact of the premium recorded, the Company’s effective interest rate on the Acquisition Mortgage Loan XVI is 5.30%. The Acquisition Mortgage Loan XVI may be prepaid on April 1, 2009 without incurring a prepayment fee.

On June 27, 2005, the Company assumed a mortgage loan in the amount of $3.1 million (the “Acquisition Mortgage Loan XVII”). The Acquisition Mortgage Loan XVII is collateralized by one property in Villa Rica, GA, bears interest at a fixed rate of 7.38% and provides for monthly principal and interest payments based on a 15-year amortization schedule. The Acquisition Mortgage Loan XVII matures on May 1, 2016. In conjunction with the assumption of the Acquisition Mortgage Loan XVII, the Company recorded a premium in the amount of $.3 million which will be amortized as an adjustment to interest expense through May 1, 2016. Including the impact of the premium recorded, the Company’s effective interest rate on the Acquisition Mortgage Loan XVII is 5.70%. The Acquisition Mortgage Loan XVII may not be prepaid until maturity without incurring a prepayment fee.

On June 30, 2005, the Company assumed a mortgage loan in the amount of $6.5 million (the “Acquisition Mortgage Loan XVIII”). The Acquisition Mortgage Loan XVIII is collateralized by one property in Hammonton, NJ, bears interest at a fixed rate of 7.58% and provides for monthly principal and interest payments based on a 20-year amortization schedule. The Acquisition Mortgage Loan XVIII matures on March 1, 2011. In conjunction with the assumption of the Acquisition Mortgage Loan XVIII, the Company recorded a premium in the amount of $.7 million which will be amortized as an adjustment to interest expense through November 30, 2010. Including the impact of the premium recorded, the Company’s effective interest rate on the Acquisition Mortgage Loan XVIII is 4.93%. The Acquisition Mortgage Loan XVIII may be prepaid on December 1, 2010 without incurring a prepayment fee.

On September 30, 2004, the Company assumed a mortgage loan in the amount of $12.1 million and borrowed an additional $1.4 million (collectively referred to as the “Acquisition Mortgage Loan XIII”). The Acquisition Mortgage Loan XIII was collateralized by three properties in Phoenix, Arizona, bore interest at a fixed rate of 5.60% and provided for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan XIII matures on November 10, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XIII, the Company recorded a premium in the amount of $.5 million which was being amortized over the remaining life of the Acquisition Mortgage Loan XIII as an adjustment to interest expense. On July 13, 2005, the Company sold the properties that collateralized the Acquisition Mortgage Loan XIII. In conjunction with the sale, the buyer assumed the Acquisition Mortgage Loan XIII and the Company paid $.3 million in fees related to the assignment of the Acquisition Mortgage Loan XIII. Consequently, the Company wrote-off the remaining premium on the note of $.4 million. Both the $.3 million of fees and $.4 million premium write-off are included in the Gain on Early Retirement of Debt on the Company’s Statement of Operations.

On November 8, 2005 and November 18, 2005, the Company issued 600 and 150 Shares, respectively, each representing $.01 par value, Series I Flexible Cumulative Redeemable Preferred Stock, (the “Series I Preferred Stock”), in a private placement at an initial offering price of $250,000 per share for an aggregate initial offering price of $187.5 million. Dividends on the Series I Depositary Shares are payable monthly in arrears commencing December 31, 2005 at an initial dividend rate of One-Month LIBOR plus 1.25%, subject to reset on the four-month, six-month and one year anniversary of the date of issuance. The Company redeemed the Series I Preferred Stock on January 13, 2006 for $242,875.00 per share, and paid a prorated first quarter dividend of $470.667 per share, totaling approximately $.4 million. In accordance with EITF D-42, due to the redemption of the Series I Preferred Stock, the initial offering costs associated with the issuance of the Series I Preferred Stock of approximately $.7 million is reflected as a deduction from net income to arrive at net income available to common stockholders in determining earnings per share for the three months ended March 31, 2006.

On November 20, 1997, the Company, through the Operating Partnership, issued $50 million of senior unsecured debt which matured on November 21, 2005 and bore a coupon interest rate of 6.90%, which was the effective interest rate (the “2005 Notes”). On November 21, 2005 the Company, through the Operating Partnership, paid off and retired the 2005 Notes for $50 million plus accrued interest.

On December 9, 2005, the Company issued 1,250,000 shares of $.01 par value common stock (the “December 2005 Equity Offering”). The price per share was $39.45 resulting in gross offering proceeds of

$49.3 million. Proceeds to the Company, net of underwriters’ discount and total expenses, were approximately $48.8 million.

On March 18, 2005, the Company, through a wholly-owned limited liability company in which First Industrial Development Services, Inc. is the sole member, entered into a joint venture arrangement (the “March 2005 Joint Venture”) with an institutional investor to invest in, own, develop, redevelop and operate certain industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership or First Industrial Development Services, Inc. owns a 10% equity interest in the March 2005 Joint Venture and provides property management, asset management, development management and leasing management services to the March 2005 Joint Venture. As of December 31, 2005, the March 2005 Joint Venture owned 47 industrial properties comprising approximately 4.2 million square feet (unaudited) of GLA and several land parcels.

On September 7, 2005, the Company, through a wholly-owned limited liability company in which First Industrial Development Services, Inc. is the sole member, entered into a joint venture arrangement (the “September 2005 Joint Venture”) with an institutional investor to invest in, own and operate certain industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership or First Industrial Development Services, Inc. owns a 10% equity interest in the September 2005 Joint Venture and provides property management, asset management, development management and leasing management services to the September 2005 Joint Venture. As of December 31, 2005, the September 2005 Joint Venture owned 217 industrial properties comprising approximately 14.0 million square feet (unaudited) of GLA and several land parcels.

From January 1, 2006 to March 6, 2006, the Company acquired 23 industrial properties and several land parcels for a total estimated investment of approximately $149.7 million (approximately $.9 million of which was made through the issuance of limited partnership interests in the Operating Partnership (“Units”)). The Company also sold 16 industrial properties including the industrial property that is accounted for as a build to suit development for sale, for approximately $240.1 million of gross proceeds during this period.

On March 8, 2006, the Company declared a first quarter 2006 distribution of $.7000 per common share/unit on its common stock/units which is payable on April 17, 2006. The Company also declared a first quarter 2006 dividend of $53.906 per share ($.53906 per Depositary Share), on its Series C Preferred Stock, totaling, in the aggregate, approximately $1.1 million, which is payable on March 31, 2006; a semi-annual dividend of $3,118 per share ($31.18 per Depositary Share) on its Series F Preferred Stock, totaling, in the aggregate, approximately $1.6 million, which is payable on March 31, 2006; a semi-annual dividend of $3,618 per share ($36.18 per Depositary Share) on its Series G Preferred Stock, totaling, in the aggregate, approximately $.9 million, which is payable on March 31, 2006; and a quarterly dividend of $3,927 per share ($.3927 per Depositary Share) on its Series J Preferred Stock, totaling, in the aggregate, approximately $2.4 million, which is payable on March 31, 2006.

On January 10, 2006, the Company, through the Operating Partnership, issued $200 million of senior unsecured debt which matures on January 15, 2016 and bears a coupon interest rate of 5.75% (the “2016 Notes”). The issue price of the 2016 Notes was 99.653%. Interest is paid semi-annually in arrears on January 15 and July 15. The Company also entered into interest rate protection agreements which were used to fix the interest rate on the 2016 Notes prior to issuance. The Company settled the interest rate protection agreements for a payment of approximately $1.7 million, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2016 Notes as an adjustment to interest expense. Including the impact of the offering discount and the settlement amount of the interest rate protection agreements, the Company’s effective interest rate on the 2016 Notes is 5.91%. The 2016 Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.

On January 13, 2006, the Company issued 6,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company’s 7.25%, $.01 par value, Series J Cumulative Redeemable Preferred Stock (the “Series J Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. Dividends on the Series J Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. However, during any period that both (i) the depositary shares are not listed on the NYSE or AMEX, or quoted on NASDAQ, and (ii) the Company is not subject to the reporting requirements of the Exchange Act, but the Series J Preferred Stock is outstanding, the Company will increase the dividend on the preferred shares to a rate of 8.25% of the liquidation preference per year. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series J Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series C Preferred Stock, Series F Preferred Stock and Series G Preferred Stock. The Series J Preferred Stock is not redeemable prior to January 15, 2011. However, if at any time both (i) the depositary shares cease to be listed on the NYSE or the AMEX, or quoted on NASDAQ, and (ii) the Company ceases to be subject to the reporting requirements of the Exchange Act, but the Series J Preferred Stock is outstanding, then the Series J Preferred Stock will be redeemable, in whole but not in part at the Company’s option, within 90 days of the date upon which the Depositary Shares cease to be listed and the Company ceases to be subject to such reporting requirements, at a redemption price equivalent to $25.00 per Depositary Share, plus all accrued and unpaid dividends to the date of redemption. On or after January 15, 2011, the Series J Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $150.0 million in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series J Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

Future Property Acquisitions, Developments and Property Sales

The Company has an active acquisition and development program through which it is continually engaged in identifying, negotiating and consummating portfolio and individual industrial property acquisitions and developments. As a result, the Company is currently engaged in negotiations relating to the possible acquisition and development of industrial properties.

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

INDUSTRY

Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output. Historically, occupancy rates for industrial property in the United States have been higher than those for other types of commercial property. The Company believes that the higher occupancy rate in the industrial property sector is a result of the construction-on-demand nature of, and the comparatively short development time required for, industrial property. For the five years ended December 31, 2005, the occupancy rates for industrial properties in the United States have ranged from 88.5%* to 92.9%*, with an occupancy rate of 90.4%* at December 31, 2005.

* Source: Torto Wheaton Research

Item 1A.	Risk Factors

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

The Company’s financial results depend on leasing space in the Company’s real estate to tenants on terms favorable to the Company. The Company’s income and funds available for distribution to its stockholders will decrease if a significant number of the Company’s tenants cannot pay their rent or the Company is unable to lease properties on favorable terms. In addition, if a tenant does not pay its rent, the Company may not be able to enforce its rights as landlord without delays and the Company may incur substantial legal costs. Costs associated with real estate investment, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the investment. For the year ended December 31, 2005, approximately 70.3% of the Company’s gross revenues from continuing operations came from rentals of real property.

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

The Company acquires and intends to continue to acquire primarily industrial properties. The acquisition of properties entails various risks, including the risks that the Company’s investments may not perform as expected and that the Company’s cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, the Company faces significant competition for attractive investment opportunities from other well-capitalized real estate investors, including both publicly-traded real estate investment trusts and private investors. This competition increases as investments in real estate become attractive relative to other forms of investment. As a result of competition, the Company may be unable to acquire additional properties as it desires or the purchase price may be elevated. In addition, the Company expects to finance future acquisitions through a combination of borrowings under the 2005 Unsecured Line of Credit I, proceeds from equity or debt offerings by the Company and proceeds from property sales, which may not be available and which could adversely affect the Company’s cash flow. Any of the above risks could adversely affect the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market value of, the Company’s common stock.

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

The Company is subject to the risks that, upon expiration, leases may not be renewed, the space subject to such leases may not be relet or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than expiring lease terms. If the Company were unable to promptly renew a significant number of expiring leases or to promptly relet the space covered by such leases, or if the rental rates upon renewal or reletting were significantly lower than the then current rates, the Company’s cash, funds from operations, and ability to make expected distributions to stockholders might be adversely affected. As of December 31, 2005, leases with respect to approximately 14.1 million, 10.6 million and 10.7 million square feet of GLA, representing 23%, 18% and 17%, of GLA expire in the remainder of 2006, 2007 and 2008, respectively.

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

First Industrial Realty Trust, Inc. (through one of its subsidiary partnerships) entered into certain development agreements in 2000 through 2003, the performance of which has been completed. Under these agreements, First Industrial Realty Trust, Inc. provided services to unrelated third parties and certain payments were made by the unrelated third parties for services provided by certain contractors hired by First Industrial Realty Trust, Inc. First Industrial Realty Trust, Inc. believes that these payments were properly characterized by it as reimbursements for costs incurred by it on behalf of the third parties and do not constitute gross income and did not prevent First Industrial Realty Trust, Inc. from satisfying the gross income requirements of the REIT provisions (the “gross income tests”). First Industrial Realty Trust, Inc. has brought this matter to the attention of the Internal Revenue Service, or the IRS. The IRS has not challenged or expressed any interest in challenging First Industrial Realty Trust Inc.’s view on this matter. If the IRS were to challenge such position and were successful, First Industrial Realty Trust, Inc. might be found not to have satisfied the gross income tests in one or more of its taxable years. If First Industrial Realty Trust, Inc. were found not to have satisfied the gross income tests, it could be subject to a penalty tax. However, such noncompliance should not adversely affect First Industrial Realty Trust, Inc.’s status as a REIT as long as such noncompliance was due to reasonable cause and not to willful neglect, and certain other requirements are met. Although this cannot be assured, First Industrial Realty Trust, Inc. believes that the risk of losing its REIT status as a result of these development agreements is remote.

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

If the Operating Partnership decides to obtain additional debt financing in the future, it may do so through mortgages on some or all of its properties. These mortgages may be issued on a recourse, non-recourse or cross-collateralized basis. Cross-collateralization makes all of the subject properties available to the lender in order to satisfy the Company’s debt. Holders of indebtedness that is so secured will have a claim against these properties. To the extent indebtedness is cross-collateralized, lenders may seek to foreclose upon properties that are not the primary collateral for their loan, which may, in turn, result in acceleration of other indebtedness secured by properties. Foreclosure of properties would result in a loss of income and asset value to the Company, making it difficult for it to meet both debt payment obligations and the distribution requirements of the REIT provisions of the Code. As of December 31, 2005, none of the Company’s current indebtedness was cross-collateralized.

The Company may have to make lump-sum payments on its existing indebtedness.

The Company is required to make the following lump-sum or “balloon” payments under the terms of some of its indebtedness, including the Operating Partnership’s:

•	$50 million aggregate principal amount of 7.75% Notes due 2032 (the “2032 Notes”)

•	$200 million aggregate principal amount of 7.60% Notes due 2028 (the “2028 Notes”)

•	approximately $15 million aggregate principal amount of 7.15% Notes due 2027 (the “2027 Notes”)

•	$100 million aggregate principal amount of 7.50% Notes due 2017 (the “2017 Notes”)

•	$200 million aggregate principal amount of 5.75% Notes due 2016 (the “2016 Notes”)

•	$125 million aggregate principal amount of 6.42% Notes due 2014 (the “2014 Notes”)

•	$200 million aggregate principal amount of 6.875% Notes due 2012 (the “2012 Notes”)

•	$200 million aggregate principal amount of 7.375% Notes due 2011 (the “2011 Notes”)

•	$125 million aggregate principal amount of 5.25% Notes due 2009 (the “2009 Notes”)

•	$150 million aggregate principal amount of 7.60% Notes due 2007 (the “2007 Notes”)

•	$150 million aggregate principal amount of 7.00% Notes due 2006 (the “2006 Notes”)

•	a $500 million unsecured revolving credit facility (the “2005 Unsecured Line of Credit I”) under which First Industrial Realty Trust, Inc., through the Operating Partnership, may borrow to finance the acquisition of additional properties and for other corporate purposes, including working capital.

•	a $125 million unsecured non-revolving credit facility (the “2005 Unsecured Line of Credit II”; together with the 2005 Unsecured Line of Credit I, the “Unsecured Lines of Credit”) under which First Industrial Realty Trust, Inc., through the Operating Partnership, may borrow to finance the acquisition of additional properties and for other corporate purposes, including working capital.

The Unsecured Lines of Credit provide for the repayment of principal in a lump-sum or “balloon” payment at maturity. The 2005 Unsecured Line of Credit I matures in 2008 and the 2005 Unsecured Line of Credit II matures in 2006. Under the Unsecured Line of Credit I, the Operating Partnership has the right, subject to certain conditions, to increase the aggregate commitment by up to $100 million. As of December 31, 2005, $457.5 million was outstanding under the Unsecured Lines of Credit at a weighted average interest rate of 4.886%.

The Company’s ability to make required payments of principal on outstanding indebtedness, whether at maturity or otherwise, may depend on its ability either to refinance the applicable indebtedness or to sell properties. The Company has no commitments to refinance the 2006 Notes, the 2007 Notes, the 2009 Notes, the 2011 Notes, the 2012 Notes, the 2014 Notes, the 2016 Notes, the 2017 Notes, the 2027 Notes, the 2028 Notes, the 2032 Notes or the Unsecured Lines of Credit. Some of the existing debt obligations, other than those discussed above, of the Company, through the Operating Partnership, are secured by the Company’s properties, and therefore such obligations will permit the lender to foreclose on those properties in the event of a default.

There is no limitation on debt in the Company’s organizational documents.

The organizational documents of First Industrial Realty Trust, Inc. do not contain any limitation on the amount or percentage of indebtedness the Company may incur. Accordingly, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect the Company’s ability to make expected distributions to stockholders and in an increased risk of default on the Company’s obligations. As of December 31, 2005, the Company’s ratio of debt to its total market capitalization was 44.3%. The Company computes that percentage by calculating its total consolidated debt as a percentage of the aggregate market value of all outstanding shares of the Company’s common stock, assuming the exchange of all limited partnership units of the Operating Partnership for common stock, plus the aggregate stated value of all outstanding shares of preferred stock and total consolidated debt.

Rising interest rates on the Company’s Unsecured Line of Credit could decrease the Company’s available cash.

The Company’s Unsecured Lines of Credit bear interest at a floating rate. As of December 31, 2005, the Company’s Unsecured Lines of Credit had an outstanding balance of $457.5 million at a weighted average interest rate of 4.886%. The Company’s Unsecured Lines of Credit bear interest at the Prime Rate or at the London Interbank Offered Rate plus .625%. Based on an outstanding balance on the Company’s Unsecured Lines of Credit as of December 31, 2005, a 10% increase in interest rates would increase interest expense by $2.3 million on an annual basis. Increases in the interest rate payable on balances outstanding under the Unsecured Lines of Credit would decrease the Company’s cash available for distribution to stockholders.

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

The Company is subject to risks and liabilities in connection with its investments in properties through joint ventures.

As of December 31, 2005, the Company’s four joint ventures owned approximately 24.3 million square feet of properties. As of December 31, 2005, the Company’s investment in joint ventures exceeded $44 million in the aggregate and for the year ended December 31, 2005 the Company’s equity in income of joint ventures exceeded $3.6 million. The Company’s organizational documents do not limit the amount of available funds that the Company may invest in joint ventures and the Company intends to continue to develop and acquire properties through joint ventures with other persons or entities when warranted by the circumstances. Joint venture investments, in general, involve certain risks, including:

•	co-members or joint venturers may share certain approval rights over major decisions;

•	if co-members or joint venturers fail to fund their share of any required capital commitments;

•	co-members or joint venturers might have economic or other business interests or goals that are inconsistent with the Company’s business interests or goals that would affect its ability to operate the property;

•	co-members or joint venturers may have the power to act contrary to the Company’s instructions, requests, policies, or objectives, including our current policy with respect to maintaining our qualification as a real estate investment trust;

•	the joint venture agreements often restrict the transfer of a member’s or joint venturer’s interest or “buy-sell” or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;

•	disputes between the Company and its co-members or joint venturers may result in litigation or arbitration that would increase the Company’s expenses and prevent its officers and directors from focusing their time and effort on the Company’s business and result in subjecting the properties owned by the applicable joint venture to additional risk; and

•	the Company may in certain circumstances be liable for the actions of its co-members or joint venturers.

The occurrence of one or more of the events described above could adversely affect the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, its common stock.

In addition, joint venture investments in real estate involve all of the risks related to the ownership, acquisition, development, sale and financing of real estate discussed in the risk factors above. To the extent the Company’s investments in joint ventures are adversely affected by such risks, the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, its common stock could be adversely affected.

Item 1B.	Unresolved SEC Comments

None

Item 2.	Properties

General

At December 31, 2005, the Company owned 884 in-service industrial properties containing an aggregate of approximately 70.2 million square feet of GLA in 29 states and one province in Canada, with a diverse base of more than 2,600 tenants engaged in a wide variety of businesses, including manufacturing, retail, wholesale trade, distribution and professional services. The properties are generally located in business parks that have convenient access to interstate highways and/or rail and air transportation. The weighted average age of the properties as of December 31, 2005 was approximately 19 years. The Company maintains insurance on its properties that the Company believes is adequate.

The Company classifies its properties into five industrial categories: light industrial, R&D/flex, bulk warehouse, regional warehouse and manufacturing. While some properties may have characteristics which fall under more than one property type, the Company uses what it believes is the most dominant characteristic to categorize the property. The following describes, generally, the different industrial categories:

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

Each of the properties is wholly owned by the Company. The following tables summarize certain information as of December 31, 2005 with respect to the Company’s in-service properties.

Property Summary

	Light Industrial		R&D/Flex		Bulk Warehouse		Regional Warehouse		Manufacturing
		Number of		Number of		Number of		Number of		Number of
Metropolitan Area	GLA	Properties	GLA	Properties	GLA	Properties	GLA	Properties	GLA	Properties

Atlanta, GA(k)	710,554	12	249,832	6	3,234,959	14	383,935	5	1,060,600	5
Baltimore, MD(e)	931,426	15	169,660	5	1,373,430	6	—	—	171,000	1
Central Pennsylvania(g)	862,230	7	—	—	1,001,000	4	117,599	3	—	—
Chicago, IL	1,270,061	20	247,447	4	2,553,607	13	209,261	4	589,000	3
Cincinnati, OH	443,039	5	—	—	2,042,555	10	450,797	7	—	—
Cleveland, OH	—	—	—	—	—	—	—	—	462,000	1
Columbus, OH	217,612	2	—	—	2,235,140	6	—	—	—	—
Dallas, TX	1,925,213	49	492,503	20	2,406,171	18	843,232	13	224,984	2
Denver, CO	1,551,926	30	1,414,101	35	1,311,973	8	526,723	8	126,384	1
Des Moines, IA	—	—	—	—	150,444	1	88,000	1	—	—
Detroit, MI	2,403,217	88	487,418	16	530,843	5	747,978	17	—	—
Grand Rapids, MI	61,250	1	—	—	—	—	—	—	—	—
Houston, TX	741,042	8	201,363	3	2,233,064	13	437,088	6	—	—
Indianapolis, IN(c,i,m)	1,064,808	21	118,200	5	3,873,780	16	363,610	9	71,600	2
Los Angeles, CA(b)	239,437	8	18,921	4	846,004	4	43,676	1	—	—
Louisville, KY	—	—	—	—	443,500	2	—	—	—	—
Milwaukee, WI	274,223	5	93,705	2	1,680,089	9	120,150	2	—	—
Minneapolis/St. Paul, MN(d,j)	1,152,387	18	738,099	10	1,902,386	9	201,813	2	1,057,124	11
Nashville, TN	273,843	5	—	—	1,207,926	7	—	—	330,458	2
N. New Jersey	1,201,196	21	413,167	7	555,205	4	150,985	2	—	—
Philadelphia, PA	1,030,494	21	126,692	5	221,937	2	160,828	3	30,000	1
Phoenix, AZ	135,415	6	—	—	631,000	2	469,923	6	—	—
Portland, OR	—	—	—	—	—	—	—	—	36,000	1
Raleigh, NC	—	—	—	—	237,000	1	—	—	160,120	1
Salt Lake City, UT	478,782	32	146,937	6	324,568	2	—	—	—	—
San Diego, CA	65,755	1	—	—	397,760	2	318,106	9	—	—
S. New Jersey(l)	1,362,825	22	23,050	1	—	—	118,496	2	22,738	1
St. Louis, MO	355,535	5	—	—	1,111,072	8	96,392	1	—	—
Tampa, FL(f,h)	493,029	12	653,348	24	209,500	1	—	—	—	—
Toronto, ON	57,540	1	—	—	279,000	1	—	—	—	—
Other(a)	159,000	5	—	—	1,902,366	9	50,000	1	—	—

Total	19,461,839	420	5,594,443	153	34,896,279	177	5,898,592	102	4,342,008	32

(a)	Properties are located in Wichita, KS, McAllen, TX, Austin, TX, Sparks, NV, Malvern, AK, Kansas City, MO, San Antonio, TX, Byhalia, MS, Birmingham, AL, Shreveport, LA and Greenville, SC.

(b)	One property collateralizes a $5.3 million mortgage loan which matures on December 1, 2019.

(c)	Twelve properties collateralize a $2.3 million mortgage loan which matures on September 1, 2009.

(d)	One property collateralizes a $5.5 million mortgage loan which matures on December 1, 2019.

(e)	One property collateralizes a $1.9 million mortgage loan which matures on October 1, 2006.

(f)	One property collateralizes a $2.4 million mortgage loan which matures on September 1, 2006.

(g)	One property collateralizes a $15.7 million mortgage loan which matures on December 1, 2010.

(h)	Six properties collateralize a $6.4 million mortgage loan which matures on July 1, 2009.

(i)	One property collateralizes a $1.8 million mortgage loan which matures on January 1, 2013.

(j)	One property collateralizes a $2.0 million mortgage loan which matures on September 30, 2024.

(k)	One property collateralizes a $3.2 million mortgage loan which matures on May 1, 2016.

(l)	One property collateralizes a $7.1 million mortgage loan which matures on March 1, 2011.

(m)	One property collateralizes a $2.5 million mortgage loan which matures on January 1, 2012.

In addition to the above mortgage loans, the Company has a $1.2 million mortgage loan collateralized by one land parcel (not shown above) in Nashville, TN which matured on January 12, 2006 which the Company paid off and retired on the maturity date.

Property Summary Totals

	Totals
			Average	GLA as a %
		Number of	Occupancy at	of Total
Metropolitan Area	GLA	Properties(b)	12/31/05(b)	Portfolio(b)

Atlanta, GA	5,639,880	42	86%	8.0%
Baltimore, MD	2,645,516	27	96%	3.8%
Central Pennsylvania	1,980,829	14	99%	2.8%
Chicago, IL	4,869,376	44	87%	6.9%
Cincinnati, OH	2,936,391	22	94%	4.2%
Cleveland, OH	462,000	1	100%	0.7%
Columbus, OH	2,452,752	8	95%	3.5%
Dallas, TX	5,892,103	102	89%	8.4%
Denver, CO	4,931,107	82	93%	7.0%
Des Moines, IA	238,444	2	87%	0.3%
Detroit, MI	4,169,456	126	91%	5.9%
Grand Rapids, MI	61,250	1	100%	0.1%
Houston, TX	3,612,557	30	94%	5.1%
Indianapolis, IN	5,491,998	53	92%	7.8%
Los Angeles, CA	1,148,038	17	99%	1.6%
Louisville, KY	443,500	2	89%	0.6%
Milwaukee, WI	2,168,167	18	98%	3.1%
Minneapolis/St. Paul, MN	5,051,809	50	92%	7.2%
Nashville, TN	1,812,227	14	92%	2.6%
N. New Jersey	2,320,553	34	92%	3.3%
Philadelphia, PA	1,569,951	32	98%	2.2%
Phoenix, AZ	1,236,338	14	90%	1.8%
Portland, OR	36,000	1	100%	0.1%
Raleigh, NC	397,120	2	100%	0.6%
Salt Lake City, UT	950,287	40	94%	1.4%
San Diego, CA	781,621	12	80%	1.1%
S. New Jersey	1,527,109	26	100%	2.2%
St. Louis, MO	1,562,999	14	96%	2.2%
Tampa, FL	1,355,877	37	88%	1.9%
Toronto, ON	336,540	2	100%	0.5%
Other(a)	2,111,366	15	100%	3.0%

Total or Average	70,193,161	884	92%	100.0%

(a)	Properties are located in Wichita, KS, McAllen, TX, Austin, TX, Sparks, NV, Malvern, AK, Kansas City, MO, San Antonio, TX, Byhalia, MS, Birmingham, AL, Shreveport, LA and Greenville, SC.

(b)	Includes only in-service properties.

Property Acquisition Activity

During 2005, the Company acquired 161 industrial properties totaling approximately 20.1 million square feet of GLA at a total purchase price of approximately $723.4 million, or approximately $35.99 per square foot. The Company also purchased several land parcels for an aggregate purchase price of approximately $29.3 million. The 161 industrial properties acquired have the following characteristics:

				Average
	Number of			Occupancy at
Metropolitan Area	Properties	GLA	Property Type	12/31/05(c)

Indianapolis, IN(a)	1	286,555	Bulk Warehouse	N/A
San Diego, CA	1	111,920	Bulk Warehouse	N/A
Philadelphia, PA	1	178,537	Bulk Warehouse	100%
Nashville, TN	1	177,004	Bulk Warehouse	100%
Cincinnati, OH	1	176,000	Bulk Warehouse	N/A
Dallas, TX	1	99,831	Light Industrial	N/A
Central PA(a)	1	249,600	Bulk Warehouse	N/A
Chicago, IL	1	97,450	Light Industrial	N/A
Dallas, TX(a)	1	73,986	Light Industrial	N/A
Houston, TX(a)	1	74,716	Light Industrial	N/A
Milwaukee, WI	4	368,462	Light Industrial & Bulk Warehouse	89%
Minneapolis, MN	1	83,285	R&D/Flex	100%
Denver, CO	1	110,400	Bulk Warehouse	100%
Des Moines(a)	1	90,000	Regional Warehouse	N/A
Des Moines(a)	1	200,000	Bulk Warehouse	N/A
Des Moines(a)	1	131,169	Manufacturing	N/A
Indianapolis	1	260,400	Bulk Warehouse	100%
Houston	1	200,000	Bulk Warehouse	100%
N. New Jersey	1	49,707	Light Industrial	100%
Phoenix, Chicago	3	331,000	Regional & Bulk Warehouse	100%
Des Moines(a)	1	400,000	Bulk Warehouse	N/A
Phoenix, AZ(a)	1	56,801	Light Industrial	N/A
Milwaukee, WI(a)	1	160,000	Bulk Warehouse	N/A
Central PA	1	243,380	Light Industrial	N/A
Dallas, TX(a)	1	395,970	Bulk Warehouse	N/A
Denver, CO	1	36,828	Light Industrial	100%
Dallas, TX	1	41,019	Light Industrial	100%
Baltimore, MD	4	115,985	R&D/Flex	87%
Minneapolis, MN	1	413,239	Light Industrial	N/A
Phoenix, AZ	3	384,683	Bulk Warehouse	N/A
Detroit, MI	1	55,000	Light Industrial	N/A
Atlanta, GA & Columbus, OH	3	720,953	Bulk Warehouse	100%
Atlanta, GA	1	90,000	Light Industrial	100%
Chicago, IL(a)	1	74,960	Manufacturing	N/A
Detroit, MI	1	53,550	Light Industrial	100%
Milwaukee, WI	1	44,342	Light Industrial	100%
S. New Jersey	1	355,000	R&D/Flex/Light Industrial	100%
Central PA	1	332,170	Light Industrial	100%
Cincinnati, OH	1	175,250	Light Industrial	N/A
Los Angeles, CA	2	119,104	Light Industrial	N/A

				Average
	Number of			Occupancy at
Metropolitan Area	Properties	GLA	Property Type	12/31/05(c)

Dallas/ Chicago/ Minneapolis	18	2,432,884	Light Industrial, R&D/Flex, Regional & Bulk Warehouse	99%
Los Angeles, CA(a)	1	33,145	Light Industrial	N/A
Atlanta, GA	1	152,819	Bulk Warehouse	100%
Orlando, FL	1	78,997	Light Industrial	N/A
Chicago, IL	2	303,760	Bulk Warehouse	100%
Chicago, IL	1	35,000	Regional Warehouse	100%
Detroit, MI	3	138,103	Light Industrial	100%
Detroit, MI	1	116,937	Bulk Warehouse	N/A
Milwaukee, WI	1	100,520	Bulk Warehouse	100%
Nashville, TN	1	535,000	Bulk Warehouse	100%
Atlanta, GA	1	296,059	Bulk Warehouse	N/A
Detroit, MI	1	18,550	R&D/Flex	N/A

Milwaukee/Cincinnati	13	1,556,659	Light Industrial/ Regional & Bulk Warehouse	100%
Atlanta, GA	2	110,529	Light Industrial	90%
Central PA	1	81,600	Light Industrial	100%
Dallas, TX	1	48,118	Regional Warehouse	N/A
Central PA	1	106,637	Bulk Warehouse	N/A

Various	24	3,826,582	Lt Ind/R&D Flex/Mfg/ Reg & Bulk Whse	100%
Milwaukee, WI	1	36,608	Light Industrial	N/A
Nashville, TN	1	51,528	Regional Warehouse	N/A
Detroit, MI	1	40,000	Light Industrial	100%
			Light Industrial/R&D Flex/Regional
Indianapolis, IN	5	325,379	Warehouse	100%
Chicago, IL	1	156,621	Light Industrial	100%
Houston, TX	1	38,950	R&D/Flex	N/A
Houston, TX	1	31,540	R&D/Flex	N/A
Los Angeles, CA	1	70,000	Light Industrial	95%
Atlanta, GA	2	287,600	Light Industrial/Bulk Warehouse	100%
Denver, CO	1	126,384	Manufacturing	100%
Tampa, FL	1	209,500	Bulk Warehouse	100%
Detroit, MI(b)	1	88,700	Light Industrial	N/A
Baltimore, MD	16	951,820	Light Industrial/R&D Flex	95%
San Diego, CA	1	65,755	Light Industrial	100%

	161	20,110,540

(a)	Property was sold in 2005.

(b)	Property acquired through foreclosure.

(c)	Includes only in-service properties.

Property Development Activity

During 2005, the Company placed in-service 12 developments totaling approximately 2.6 million square feet of GLA at a total cost of approximately $141.9 million, or approximately $55.65 per square foot. The placed in-service developments have the following characteristics:

			Average
			Occupancy
Metropolitan Area	GLA	Property Type	at 12/31/05

Phoenix, AZ	500,000	Bulk Warehouse	100%
Tampa, FL(a)	38,780	R&D/Flex	N/A
St. Louis, MO(a)	144,400	Bulk Warehouse	N/A
Denver, CO	16,120	R&D/Flex	100%
Cedar Rapids, IA(a)	750,000	Bulk Warehouse	N/A
Tampa, FL(a)	27,980	R&D/Flex	N/A
Cincinnati, OH	180,000	Bulk Warehouse	100%
Cincinnati, OH	236,250	Bulk Warehouse	100%
Columbus, OH(a)	128,537	Bulk Warehouse	N/A
Detroit, MI	63,000	Regional Warehouse	100%
Nashville, TN(a)	325,000	Bulk Warehouse	N/A
Malvern, AK	140,000	Bulk Warehouse	100%

	2,550,067

(a)	Property was sold in 2005.

At December 31, 2005, the Company had 20 development projects not placed in service, totaling an estimated 4.8 million square feet and with an estimated completion cost of approximately $210.6 million. The Company estimates it will place in service 19 of the 20 projects in fiscal year 2006. There can be no assurance that the Company will place these projects in service in 2006 or that the actual completion cost will not exceed the estimated completion cost stated above.

Property Sales

During 2005, the Company sold 96 industrial properties totaling approximately 12.8 million square feet of GLA and several land parcels. Total gross sales proceeds approximated $656.1 million. The 96 industrial properties sold have the following characteristics:

	Number
	of
Metropolitan Area	Properties	GLA	Property Type

St. Louis, MO	1	248,635	Bulk Warehouse
Cedar Rapids, IA	1	750,000	Bulk Warehouse
Indianapolis	1	286,555	Bulk Warehouse
Detroit, MI	1	127,800	Bulk Warehouse
Milwaukee, WI	1	104,190	Bulk Warehouse
Cincinnati, OH	1	143,438	Bulk Warehouse
Miami, FL	1	268,539	Bulk Warehouse
Minneapolis, MN	1	49,190	R&D/Flex
Minneapolis, MN	1	81,927	Light Industrial
Nashville, TN	1	518,400	Bulk Warehouse
Northern New Jersey	1	194,258	Bulk Warehouse
Central PA	1	112,500	Bulk Warehouse

	Number
	of
Metropolitan Area	Properties	GLA	Property Type

Houston, TX	1	48,000	Light Industrial
Northern New Jersey	2	29,000	R&D Flex/Light Industrial
Tampa, FL	1	27,980	R&D/Flex
Philadelphia, PA	1	61,157	Light Industrial
Philadelphia, PA	1	72,000	Regional Warehouse
Phoenix, AZ	2	99,436	Light Industrial
Cincinnati, OH	1	345,000	Bulk Warehouse
Northern New Jersey	1	208,000	Bulk Warehouse
Los Angeles, CA	2	30,157	Light Industrial
Houston, TX	1	74,716	Light Industrial
Minneapolis, MN	1	47,263	Light Industrial
Baltimore, MD	1	83,934	Light Industrial
Baltimore, MD	3	172,382	Light Industrial
Central PA	1	249,640	Bulk Warehouse
Tampa, FL	1	41,377	Regional Warehouse
Chicago, IL	1	288,000	Bulk Warehouse
Los Angeles, CA	3	245,302	Regional & Bulk Warehouse
Baltimore, MD	2	125,000	Light Industrial
Indianapolis	1	192,000	Bulk Warehouse
Atlanta, GA	1	59,959	Light Industrial
Milwaukee, WI	1	160,000	Bulk Warehouse
Central PA	1	252,000	Bulk Warehouse
Atlanta, GA	1	239,435	Manufacturing
Phoenix, AZ	3	407,205	Bulk Warehouse
Philadelphia, PA	1	26,827	Manufacturing
Des Moines, IA	1	90,000	Regional Warehouse
Los Angeles, CA	1	68,446	Regional Warehouse
St. Louis, MO	2	318,200	Bulk Warehouse
Atlanta, GA	1	44,242	R&D/Flex
Southern New Jersey	—	25,779	Light Industrial
Atlanta, GA	1	800,000	Bulk Warehouse
Tampa, FL	1	38,780	R&D/Flex
Dallas, TX	3	262,686	Lt Industrial/Regional & Bulk Warehouse
Denver, CO	1	34,740	Light Industrial
Chicago, IL	1	31,175	Light Industrial
Chicago, IL	1	74,960	Manufacturing
Columbus, OH	1	128,537	Bulk Warehouse
Northern New Jersey	1	266,338	Bulk Warehouse
Denver, CO	1	14,822	R&D/Flex
Central PA	1	100,000	Bulk Warehouse
Central PA	1	198,386	Bulk Warehouse
Southern New Jersey	1	14,400	R&D/Flex
Atlanta, GA	1	36,000	Light Industrial

	Number
	of
Metropolitan Area	Properties	GLA	Property Type

Los Angeles, CA	2	73,000	Light Industrial
Los Angeles, CA	1	33,145	Light Industrial
Salt Lake City, UT	4	100,072	Light Industrial
Phoenix, AZ	1	56,801	Light Industrial
Tampa, FL	6	179,494	R&D/Flex
Philadelphia, PA	1	40,000	Light Industrial
Des Moines, IA	3	731,169	Manufacturing/Bulk Warehouse
Other, NH	1	107,908	R&D/Flex
Chicago, IL	1	49,730	R&D/Flex
Nashville, TN	1	325,000	Bulk Warehouse
Northern New Jersey	1	158,242	Bulk Warehouse
Northern New Jersey	1	87,500	Regional Warehouse
Tampa, FL	3	73,723	R&D Flex/Light Industrial
Dallas, TX	1	395,970	Bulk Warehouse
Atlanta, GA	1	1,054,500	Bulk Warehouse
Central PA	1	300,000	Bulk Warehouse

	96	12,784,947

Property Acquisitions, Developments and Sales Subsequent to Year End

From January 1, 2006 to March 6, 2006, the Company acquired 23 industrial properties and several land parcels for a total estimated investment of approximately $149.7 million (approximately $.9 million of which was made through the issuance of limited partnership interests in the Operating Partnership (“Units”). The Company also sold 16 industrial properties including the industrial property that is accounted for as a build to suit development for sale, for approximately $240.1 million of gross proceeds during this period.

Tenant and Lease Information

The Company has a diverse base of more than 2,600 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. Most leases have an initial term of between three and six years and provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property’s operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2005, approximately 92% of the GLA of the in-service industrial properties was leased, and no single tenant or group of related tenants accounted for more than 4.5% of the Company’s rent revenues, nor did any single tenant or group of related tenants occupy more than 5.8% of the Company’s total GLA as of December 31, 2005.

The following table shows scheduled lease expirations for all leases for the Company’s in-service properties as of December 31, 2005.

	Number of		Percentage of	Annual Base Rent	Percentage of Total
Year of	Leases	GLA	GLA	Under Expiring	Annual Base Rent
Expiration(1)	Expiring	Expiring(2)	Expiring	Leases	Expiring(2)
			(In thousands)

2006	785	14,143,241	22%	59,650	23%
2007	534	10,613,545	16%	44,994	18%
2008	509	10,679,926	16%	44,491	17%
2009	304	5,966,864	9%	26,294	10%
2010	274	6,271,421	10%	25,843	10%
2011	101	3,145,093	5%	11,487	4%
2012	37	1,327,919	2%	4,436	2%
2013	37	2,548,695	4%	8,409	3%
2014	21	1,132,401	2%	3,961	2%
2015	38	3,460,870	5%	11,867	5%
Thereafter	35	5,535,910	9%	15,104	6%

Total	2,675	64,825,885	100.0%	$256,536	100.0%

(1)	Lease expirations as of December 31, 2005 assume tenants do not exercise existing renewal, termination, or purchase options.

(2)	Does not include existing vacancies of 5,367,276 aggregate square feet.

Item 3.	Legal Proceedings

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

			Distribution
Quarter Ended	High	Low	Declared

December 31, 2005	$41.82	$37.79	$0.7000
September 30, 2005	$41.80	$37.20	$0.6950
June 30, 2005	$42.16	$37.35	$0.6950
March 31, 2005	$42.65	$37.83	$0.6950
December 31, 2004	$42.11	$37.26	$0.6950
September 30, 2004	$40.39	$35.81	$0.6850
June 30, 2004	$39.50	$32.69	$0.6850
March 31, 2004	$39.62	$33.00	$0.6850

The Company had 612 common stockholders of record registered with its transfer agent as of March 6, 2006.

The Company has determined that, for federal income tax purposes, approximately 11.77% of the total $121.0 million in distributions declared in 2005 represents ordinary dividend income to its stockholders, 7.75% qualify as 25 percent rate capital gain, 6.64% qualify as 15 percent rate qualified dividend income, 15.4% qualify as a 15 percent rate capital gain and the remaining 58.44% represents a return of capital.

Additionally, for tax purposes, 27.79% of the Company’s 2005 preferred stock dividends qualify as ordinary income, 18.74% qualify as 25 percent rate capital gain, 16.26% qualify as 15 percent rate qualified dividend income and 37.21% qualify as 15 percent rate capital gain.

In order to maintain its status as a REIT, the Company is required to meet certain tests, including distributing at least 90% of its REIT taxable income, or approximately $1.08 per common share for 2005. The Company’s dividend policy is to meet the minimum distribution required to maintain the Company’s REIT qualification under the Internal Revenue Code.

On March 4, July 22, October 31, and December 20, 2005, the Operating Partnership issued 37,587, 183,158, 29,688 and 116,039 Units, respectively, having an aggregate market value of approximately $14.7 million in exchange for property.

All of the above Units were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder, to individuals or entities holding real property or interests therein. No underwriters were used in connection with such issuances.

Subject to lock-up periods and certain adjustments, Units are convertible into common stock, par value $.01 per share, of the Company on a one-for-one basis or cash at the option of the Company.

Item 6.	Selected Financial Data

The following sets forth selected financial and operating data for the Company on a historical consolidated basis. The following data should be read in conjunction with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The historical statements of operations for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 include the results of operations of the Company as derived from the Company’s audited financial statements. The results of operations of properties sold are presented in discontinued operations if they met both of the following criteria: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposition and (b) the Company will not have any significant involvement in the operations of the property after the disposal transaction. The historical balance sheet data and other data as of December 31, 2005, 2004, 2003, 2002, and 2001 include the balances of the Company as derived from the Company’s audited financial statements.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	12/31/05	12/31/04	12/31/03	12/31/02	12/31/01
	(In thousands, except per share and property data)

Statement of Operations Data:
Total Revenues	$367,129	$296,701	$277,524	$257,883	$271,422
Interest Income	1,486	3,632	2,416	2,378	2,790
Mark-to-Market/Gain on Settlement of Interest Rate Protection Agreements	811	1,583	—	—	—
Property Expenses	(121,784)	(99,889)	(92,650)	(84,172)	(84,731)
General and Administrative Expense	(55,812)	(39,569)	(26,953)	(19,610)	(18,609)
Interest Expense	(108,339)	(98,636)	(94,895)	(90,017)	(82,580)
Amortization of Deferred Financing Costs	(2,125)	(1,931)	(1,764)	(1,925)	(1,809)
Depreciation and Other Amortization	(119,608)	(87,951)	(69,707)	(57,871)	(53,665)
Expenses from Build to Suit Development for Sale	(15,574)	—	—	—	—
Gain (Loss) from Early Retirement from Debt (c)	82	(515)	(1,466)	(888)	(10,309)
Valuation Provision on Real Estate (a)	—	—	—	—	(9,500)
Equity in Income (Loss) of Joint Ventures	3,699	37,301	539	463	(791)
Income Tax Benefit	12,033	7,673	5,147	2,193	197
Minority Interest Allocable to Continuing Operations	6,348	547	3,096	2,829	2,703

(Loss) Income from Continuing Operations	(31,654)	18,946	1,287	11,263	15,118
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $131,955, $88,245, $79,485 and $58,323 for the Year Ended December 31, 2005, 2004, 2003 and 2002, respectively) (b)	139,486	105,592	121,872	117,524	62,514

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	12/31/05	12/31/04	12/31/03	12/31/02	12/31/01
	(In thousands, except per share and property data)

Provision for Income Taxes Allocable to Discontinued Operations (Including $19,719, $8,267, $1,988, and $1,435 allocable to Gain on Sale of Real Estate for the years ended December 31, 2005, 2004, 2003 and 2002, respectively)	(21,754)	(10,800)	(3,427)	(2,465)	(1,248)
Minority Interest Allocable to Discontinued Operations	(15,494)	(13,005)	(17,447)	(17,236)	(9,392)
Gain on Sale of Real Estate	29,734	16,755	15,794	16,476	65,441
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(10,711)	(5,312)	(2,322)	(3,394)	(43)
Minority Interest Allocable to Gain on Sale of Real Estate	(2,503)	(1,570)	(1,984)	(1,960)	(10,026)

Net Income	87,104	110,606	113,773	120,208	122,364
Redemption of Preferred Stock	—	(7,959)	—	(3,707)	(4,577)
Preferred Dividends	(10,688)	(14,488)	(20,176)	(23,432)	(30,001)

Net Income Available to Common Stockholders	$76,416	$88,159	$93,597	$93,069	$87,786

(Loss) Income from Continuing Operations Available to Common Stockholders Per Weighted Average Common Share Outstanding:
Basic	$(0.61)	$0.16	$(0.19)	$(0.12)	$.92

Diluted	$(0.61)	$0.16	$(0.19)	$(0.12)	$.92

Net Income Available to Common Stockholders Per Weighted Average Common Share Outstanding:
Basic	$1.80	$2.17	$2.43	$2.39	$2.26

Diluted	$1.80	$2.16	$2.43	$2.39	$2.24

Distributions Per Share	$2.7850	$2.7500	$2.7400	$2.7250	$2.6525

Weighted Average Number of Common Shares Outstanding:
Basic	42,431	40,557	38,542	38,927	38,841

Diluted	42,431	40,888	38,542	38,927	39,150

Net Income	$87,104	$110,606	$113,773	$120,208	$122,364

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	12/31/05	12/31/04	12/31/03	12/31/02	12/31/01
	(In thousands, except per share and property data)

Other Comprehensive Income (Loss):
Cumulative Transition Adjustment	—	—	—	—	(14,920)
Settlement of Interest Rate Protection Agreements	—	6,816	—	1,772	(191)
Reclassification of Settlement of Interest Rate Protection Agreements to Net Income	(159)	—	—	—	—
Mark-to-Market of Interest Rate Protection Agreements and Interest Rate Swap Agreements	(1,414)	106	251	(126)	(231)
Write-off of Unamortized Interest Rate Protection Agreements Due to Early Retirement of Debt	—	—	—	—	2,156
Amortization of Interest Rate Protection Agreements	(1,085)	(512)	198	176	805
Other Comprehensive Income Allocable to Minority Interest	837	—	—	—	—

Comprehensive Income	$85,283	$117,016	$114,222	$122,030	$109,983

Balance Sheet Data (End of Period):
Real Estate, Before Accumulated Depreciation	$3,260,761	$2,856,474	$2,738,034	$2,697,269	$2,714,927
Real Estate, After Accumulated Depreciation	2,850,195	2,478,091	2,388,782	2,388,781	2,438,107
Real Estate Held for Sale, Net	16,840	52,790	—	7,040	30,750
Total Assets	3,226,243	2,721,890	2,648,023	2,629,973	2,621,400
Mortgage Loans Payable, Net, Unsecured Lines of Credit and Senior Unsecured Debt, Net	1,813,702	1,574,929	1,453,798	1,442,149	1,318,450
Total Liabilities	2,020,361	1,719,463	1,591,732	1,575,586	1,447,361
Stockholders’ Equity	1,043,562	845,494	889,173	882,326	995,597
Other Data:
Cash Flow From Operating Activities	$49,350	$77,657	$103,156	$132,838	$147,134
Cash Flow From Investing Activities	(371,654)	9,992	29,037	33,350	(38,804)
Cash Flow From Financing Activities	325,617	(83,546)	(131,372)	(166,188)	(116,061)
Total In-Service Properties	884	827	834	908	918
Total In-Service GLA, in Square Feet	70,193,161	61,670,735	57,925,466	59,979,894	64,002,809
In-Service Occupancy Percentage	92%	90%	88%	90%	91%

(a)	Represents a valuation provision on real estate relating to certain properties located in Columbus, Ohio, Des Moines, Iowa, Grand Rapids, Michigan and Indianapolis, Indiana.

(b)	On January 1, 2002, the Company adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”). FAS 144 addresses financial accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of property be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (b) the Company will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be restated and presented in discontinued operations in prior consolidated statements of operations.

(c)	In 2005, the Company wrote off $.05 million of financing fees related to the Company’s previous line of credit agreement which was amended and restated on August 23, 2005. In addition, the Company paid $.3 million of finance fees and wrote off a loan premium of $.4 million on a mortgage loan payable which was assumed by the buyers of the related properties on July 13, 2005. In 2004, the Company paid off and retired a mortgage loan. The Company recorded a loss from the early retirement of debt in 2004 of approximately $.5 million, which is comprised of the write-off of unamortized deferred financing costs and prepayment penalties. In 2003, the Company paid off and retired a mortgage loan. The Company recorded a loss from the early retirement of debt in 2003 of approximately $1.5 million, which is comprised of the write-off of unamortized deferred financing costs. In 2002, the Company paid off and retired senior unsecured debt. The Company recorded a loss from the early retirement of debt of approximately $.9 million which is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of pro rata unamortized deferred financing costs and legal costs. In 2001, the Company paid off and retired certain mortgage loans and senior unsecured debt. The Company recorded a loss from the early retirement of debt of approximately $10.3 million, which is comprised of the amount paid above the carrying amount of the senior unsecured debt, the write-off of unamortized deferred financing costs, the write-off of the unamortized portion of an interest rate protection agreement which was used to fix the interest rate on the senior unsecured debt prior to issuance, the settlement of an interest rate protection agreement used to fix the retirement price of the senior unsecured debt, prepayment fees, legal costs and other expenses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Financial Data” and the historical Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

In addition, the following discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of financing, interest rate levels, competition, supply and demand for industrial properties in the Company’s current and proposed market areas, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs and changes in general accounting principles and policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein in Item 1A. “Risk Factors,” and in the Company’s other filings with the Securities and Exchange Commission.

First Industrial Realty Trust, Inc. was organized in the state of Maryland on August 10, 1993. First Industrial Realty Trust, Inc. is a real estate investment trust (“REIT”), as defined in the Internal Revenue Code (the “Code”). First Industrial Realty Trust, Inc. (together with its consolidated subsidiaries, the “Company”) began operations on July 1, 1994. The Company’s interests in its properties and land parcels are held through (i) partnerships controlled by the Company, including First Industrial, L.P. (the “Operating Partnership”), of which the Company is the sole general partner, as well as, among others, First Industrial Financing Partnership, L.P., First Industrial Securities, L.P., First Industrial Mortgage Partnership, L.P., First Industrial Pennsylvania, L.P., First Industrial Harrisburg, L.P., First Industrial Indianapolis, L.P., FI Development Services, L.P. and TK-SV, LTD., each of which the sole general partner is a wholly-owned subsidiary of the Company and the sole limited partner is the Operating Partnership; (ii) limited liability companies, of which the Operating Partnership is the sole member; and (iii) First Industrial Development Services, Inc., of which the Operating Partnership is the sole stockholder, all of whose operating data is consolidated with that of the Company as presented herein. The Company, through separate, wholly-owned limited liability companies of which the Operating Partnership or First Industrial Development Services, Inc. is the sole member, also owns minority equity interests in, and provides services to, four joint ventures which invest in industrial properties (the “September 1998 Joint Venture” , the “May 2003 Joint Venture”, the “March 2005 Joint Venture” and the “September 2005 Joint Venture”). The Company, through a separate, wholly-owned limited liability company of which the Operating Partnership is also the sole member, also owned a minority interest in and provided property management services to a fifth joint venture which invested in industrial properties (the “December 2001 Joint Venture”; together with the September 1998 Joint Venture, the May 2003 Joint Venture, the March 2005 Joint Venture and the September 2005 Joint venture; the “Joint Ventures”). During the year ended December 31, 2004, the December 2001 Joint Venture sold all of its industrial properties. The operating data of the Joint Ventures is not consolidated with that of the Company as presented herein.

Management believes the Company’s financial condition and results of operations are, primarily, a function of the Company’s and its joint ventures’ performance in four key areas: leasing of industrial properties, acquisition and development of additional industrial properties, redeployment of internal capital and access to external capital.

The Company generates revenue primarily from rental income and tenant recoveries from long-term (generally three to six years) operating leases of its and its joint ventures’ industrial properties . Such revenue is offset by certain property specific operating expenses, such as real estate taxes, repairs and maintenance, property management, utilities and insurance expenses, along with certain other costs and expenses, such as depreciation and amortization costs and general and administrative and interest expenses. The Company’s revenue growth is dependent, in part, on its ability to (i) increase rental income, through increasing either or both occupancy rates and rental rates at the Company’s and its joint ventures’ properties, (ii) maximize tenant recoveries and (iii) minimize operating and certain other expenses. Revenues generated from rental income and tenant recoveries are a significant source of funds, in addition to income generated from gains/losses on the sale of the Company’s and its joint ventures’ properties (as discussed below), for the Company’s distributions. The leasing of property, in general, and occupancy rates, rental rates, operating expenses and certain non-operating expenses, in particular, are impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Company. The leasing of property also entails various risks, including the risk of tenant default. If the Company were unable to maintain or increase occupancy rates and rental rates at the Company’s and its joint ventures’ properties or to maintain tenant recoveries and operating and certain other expenses consistent with historical levels and proportions, the Company’s revenue growth would be limited. Further, if a significant number of the Company’s and its joint ventures’ tenants were unable to pay rent (including tenant recoveries) or if the Company or its joint ventures were unable to rent their properties on favorable terms, the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

The Company’s revenue growth is also dependent, in part, on its and its joint ventures’ ability to acquire existing, and acquire and develop new, additional industrial properties on favorable terms. The Company itself and through its various joint ventures, continually seeks to acquire existing industrial properties on favorable terms, and, when conditions permit, also seeks to acquire and develop new industrial properties on favorable terms. Existing properties, as they are acquired, and acquired and developed properties, as they lease-up, generate revenue from rental income, tenant recoveries and fees, income from which, as discussed above, is a source of funds for the Company’s distributions. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Company. The acquisition and development of properties also entails various risks, including the risk that the Company’s and its joint ventures’ investments may not perform as expected. For example, acquired existing and acquired and developed new properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to acquired and developed new properties, the Company may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, the Company and its joint ventures face significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including both publicly-traded real estate investment trusts and private investors. Further, as discussed below, the Company and its joint ventures may not be able to finance the acquisition and development opportunities they identify. If the Company and its joint ventures were unable to acquire and develop sufficient additional properties on favorable terms, or if such investments did not perform as expected, the Company’s revenue growth would be limited and its financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

The Company also generates income from the sale of its and its joint ventures’ properties (including existing buildings, buildings which the Company or its joint ventures have developed or re-developed on a merchant basis, and land). The Company itself and through its various joint ventures is continually engaged in, and its income growth is dependent in part on, systematically redeploying capital from properties and other assets with lower yield potential into properties and other assets with higher yield potential. As part of that process, the Company and its joint ventures sell, on an ongoing basis, select stabilized properties or land or properties offering lower potential returns relative to their market value. The gain/loss on and fees from, the sale of such properties are included in the Company’s income and are a significant source of funds, in addition to revenues generated from rental income and tenant recoveries, for the Company’s distributions. Also, a significant portion of the Company’s proceeds from such sales is used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Company. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of the Company’s and its joint ventures’ properties. Further, the Company’s ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If the Company and its joint ventures were unable to sell properties on favorable terms, the Company’s income growth would be limited and its financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

Currently, the Company utilizes a portion of the net sales proceeds from property sales, borrowings under its unsecured lines of credit and proceeds from the issuance, when and as warranted, of additional equity securities to finance acquisitions and developments and to fund its equity commitments to its joint ventures. Access to external capital on favorable terms plays a key role in the Company’s financial condition and results of operations, as it impacts the Company’s cost of capital and its ability and cost to refinance existing indebtedness as it matures and to fund acquisitions, developments and contributions to its joint ventures or through the issuance, when and as warranted, of additional equity securities. The Company’s ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on the Company’s capital stock and debt, the market’s perception of the Company’s growth potential, the Company’s current and potential future earnings and cash distributions and the market price of the Company’s capital stock. If the Company were unable to access external capital on favorable terms, the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in more detail in Note 3 to the Consolidated Financial Statements. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

•	The Company maintains an allowance for doubtful accounts which is based on estimates of potential losses which could result from the inability of the Company’s tenants to satisfy outstanding billings with the Company. The allowance for doubtful accounts is an estimate based on the Company’s assessment of the creditworthiness of its tenants.

•	Properties are classified as held for sale when the Company has entered into a binding contract to sell such properties. When properties are classified as held for sale, the Company ceases depreciating the properties and estimates the values of such properties and measures them at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify such property as held and used. The Company estimates the value of such property and measures it at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. Fair value is determined by deducting from the contract price of the property the estimated costs to close the sale.

•	The Company reviews its properties on a quarterly basis for possible impairment and provides a provision if impairments are determined. The Company utilizes the guidelines established under Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”) to determine if impairment conditions exist. The Company reviews the expected undiscounted cash flows of each property to determine if there are any indications of impairment. If the expected undiscounted cash flows of a particular property are less than the net book basis of the property, the Company will recognize an impairment charge equal to the amount of carrying value of the property that exceeds the fair value of the property. Fair value is determined by discounting the future expected cash flows of the property. The calculation of the fair value involves subjective assumptions such as estimated occupancy, rental rates, ultimate residual value and the discount rate used to present value the cash flows.

•	The Company is engaged in the acquisition of individual properties as well as multi-property portfolios. In accordance with FAS No. 141, “Business Combinations” (“FAS 141”), the Company is required to allocate purchase price between land, building, tenant improvements, leasing commissions, intangible assets and above and below market leases. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rents for each corresponding in-place lease. Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental income. The Company also must allocate purchase price on multi-property portfolios to individual properties. The allocation of purchase price is based on the Company’s assessment of various characteristics of the markets where the property is located and the expected cash flows of the property.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

The Company’s net income available to common stockholders was $76.4 million and $88.2 million for the years ended December 31, 2005 and 2004, respectively. Basic and diluted net income available to common stockholders were $1.80 and $1.80 per share, respectively, for the year ended December 31, 2005, and $2.17 and $2.16 per share, respectively, for the year ended December 31, 2004.

The tables below summarize the Company’s revenues, property expenses and depreciation and other amortization by various categories for the years ended December 31, 2005 and December 31, 2004. Same store properties are in-service properties owned prior to January 1, 2004. Acquired properties are properties that were acquired subsequent to December 31, 2003. Sold properties are properties that were sold subsequent to December 31, 2003. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after December 31, 2003 or acquisitions acquired prior to January 1, 2004 that were not placed in service as of December 31, 2003. These properties are placed in service as they reach stabilized occupancy (generally defined as properties that are 90% leased). Other revenues are derived from the operations of the Company’s maintenance company, fees earned from the Company’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Company’s maintenance company and other miscellaneous regional expenses.

The Company’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Company’s future revenues and expenses may vary materially from historical rates.

At December 31, 2005 and 2004, the occupancy rates of the Company’s same store properties were 90.1% and 89.5%, respectively.

	2005	2004	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$251,046	$249,309	$1,737	0.7%
Acquired Properties	55,098	11,912	43,186	362.5%
Sold Properties	24,482	49,395	(24,913)	(50.4)%
Properties Not In-service	42,199	23,617	18.582	78.7%
Other	19,436	8,880	10,556	118.9%

	392,261	343,113	49,148	14.3%
Discontinued Operations	(25,132)	(46,412)	21,280	(45.9)%

Total Revenues	$367,129	$296,701	$70,428	23.7%

Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $43.2 million due to the 240 industrial properties totaling approximately 29.3 million square feet of GLA acquired subsequent to December 31, 2003. Revenues from sold properties decreased $24.9 million due to the 193 industrial properties totaling approximately 20.2 million square feet of GLA sold subsequent to December 31, 2003. Revenues from properties not in service increased by approximately $18.6 million due primarily to build-to-suit-for-sale revenues of $16.2 million. Other revenues increased by approximately

$10.6 million due primarily to an increase in joint venture fees due to new joint ventures (as discussed further) and assignment fees.

	2005	2004	$ Change	% Change
	($ in 000’s)

PROPERTY EXPENSES
Same Store Properties	$83,636	$80,051	$3,585	4.5%
Acquired Properties	15,702	3,756	11,946	318.1%
Sold Properties	8,823	16,661	(7,838)	(47.0)%
Properties Not In-service	26,161	8,739	17,422	199.4%
Other	11,871	6,543	5,328	81.4%

	146,193	115,750	30,443	26.3%
Discontinued Operations	(8,835)	(15,861)	7,026	(44.3)%

Total Property Expenses	$137,358	$99,889	$37,469	37.5%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, other property related expenses and expenses from build to suit development for sale. Property expenses from same store properties increased $3.6 million or 4.5% primarily due to an increase of $.9 million in utility expense attributable to increases in gas and electric costs, an increase of $1.3 million in repair and maintenance attributable to increases in snow removal expense and an increase of $.9 million in real estate tax expense. Property expenses from acquired properties increased by $12.0 million due to properties acquired subsequent to December 31, 2003. Property expenses from sold properties decreased by $7.8 million due to properties sold subsequent to December 31, 2003. Property expenses from properties not in service increased by approximately $17.4 million due primarily to build-to-suit-for-sale costs of $15.6 million. Other expenses increased $5.3 million due primarily to increases in employee compensation.

General and administrative expense increased by approximately $16.2 million, or 41.0%, due primarily to increases in employee compensation related to compensation for new employees as well as an increase in incentive compensation.

Amortization of deferred financing costs remained relatively unchanged.

	2005	2004	$ Change	% Change
	($ in 000’s)

DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$77,329	$72,016	$5,313	7.4%
Acquired Properties	29,278	3,797	25,481	671.1%
Sold Properties	7,795	13,713	(5,918)	(43.2)%
Properties Not In-service and Other	12,228	9,740	2,488	25.5%
Corporate Furniture, Fixtures and Equipment	1,371	1,280	91	7.1%

	128,001	100,546	27,455	27.3%
Discontinued Operations	(8,393)	(12,595)	4,202	(33.4)%

Total Depreciation and Other Amortization	$119,608	$87,951	$31,657	36.0%

The increase in depreciation and other amortization for same store properties is due to an acceleration of depreciation and amortization on tenant improvements and leasing commissions for tenants who terminated leases early, an acceleration of amortization on in-place lease values related to leases for which the tenants did not renew and a net increase in leasing commissions and tenant improvements paid in 2005 and 2004. Depreciation and other amortization from acquired properties increased by $25.5 million due to properties acquired subsequent to December 31, 2003. Depreciation and other amortization from sold properties decreased by $5.9 million due to properties sold subsequent to December 31, 2003. Depreciation and other amortization for properties not in service and other increased $2.5 million due to developments substantially completed in 2004 and 2005. Amortization of corporate furniture, fixtures and equipment remained relatively unchanged.

Interest income decreased by approximately $2.1 million due primarily to a decrease in the average mortgage loans receivable outstanding during the year ended December 31, 2005, as compared to the year ended December 31, 2004.

Interest expense increased by approximately $9.7 million due primarily to an increase in the weighted average debt balance outstanding for the year ended December 31, 2005 ($1,690.2 million) as compared to the year ended December 31, 2004 ($1,522.9 million), an increase in the weighted average interest rate for the year ended December 31, 2005 (6.63%) as compared to the year ended December 31, 2004 (6.60%), partially offset by an increase in capitalized interest for the year ended December 31, 2005 due to an increase in development activities.

The Company recognized a $.08 million gain on the early retirement of debt for the year ended December 31, 2005. This includes $.05 million write-off of financing fees associated with the Company’s previous line of credit agreement which was amended and restated on August 23, 2005. The gain on early retirement of debt also includes a payment of $.3 million of fees and a write-off of loan premium of $.4 million on a $13.7 million mortgage loan which was assumed by the buyers of the related properties on July 13, 2005. The loss on early retirement of debt of approximately $.5 million for the year ended December 31, 2004 is comprised of the write-off of unamortized deferred financing costs, a loan premium and a prepayment penalty related to the early pay off and retirement of a $4.8 million mortgage loan (the “Acquisition Mortgage Loan XI”).

The Company recognized a $.6 million gain related to the settlement/mark-to-market of two interest rate protection agreements that the Company entered into during 2005 in order to hedge the change in value of a build to suit development project as well as $.2 million in deferred gain that was reclassed out of other comprehensive income relating to a settled interest rate protection agreement that no longer qualified for hedge accounting.

In March 2004, the Company, through the Operating Partnership, entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement had a notional value of $73.5 million. In May 2004, the Company reduced the projected amount of the future debt offering and settled $24.5 million of this interest rate protection agreement for proceeds in the amount of $1.5 million which is recognized in net income for the year ended December 31, 2004. In November 2004, the Company settled an interest rate protection agreement for $.3 million that had been designated as a cash flow hedge of $50.0 million of a forecasted debt issuance. Hedge ineffectiveness in the amount of $.1 million, due to a mismatch in the forecasted debt issuance dates, was recognized in net income. The remaining $.2 million was included in other comprehensive income and was reclassed into net income for the year ended December 31, 2005 as the hedge no longer qualified for hedge accounting.

Income tax benefit increased by $4.4 million due primarily to an increase in general and administrative expense (“G&A”) due to additional G&A costs, which increases the loss from continuing operations, incurred in the year ended December 31, 2005 compared to the year ended December 31, 2004 associated with additional investment activity in the Company’s taxable REIT subsidiary. The increase in the income tax benefit is partially offset by an increase in state tax expense.

Equity in income of joint ventures decreased by approximately $33.6 million due primarily to the Company’s allocation of gain from the sale of all the properties in the December 2001 Joint Venture and the Company’s recognition of the deferred gain on its initial sale of certain properties to the December 2001 Joint Venture recognized in the year ended December 31, 2004.

The $29.7 million gain on sale of real estate for the year ended December 31, 2005 resulted from the sale of ten industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $16.8 million gain on sale of real estate for the year ended December 31, 2004 resulted from the sale of five industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Company for the year ended December 31, 2005 and December 31, 2004.

	Year Ended
	December 31,
	2005	2004
	($ in 000’s)

Total Revenues	$25,132	$46,412
Operating Expenses	(8,835)	(15,861)
Interest Expense	(373)	(609)
Depreciation and Amortization	(8,393)	(12,595)
Provision for Income Taxes Allocable to Operations	(2,035)	(2,533)
Gain on Sale of Real Estate	131,955	88,245
Provision for Income Taxes Allocable to Gain on Sale	(19,719)	(8,267)

Income from Discontinued Operations	$117,732	$94,792

Income from discontinued operations, net of income taxes, for the year ended December 31, 2005 reflects the results of operations and gain on sale of real estate of $132.0 million relating to 86 industrial properties that were sold during the year ended December 31, 2005 and the results of operations of five properties that were identified as held for sale at December 31, 2005.

Income from discontinued operations, net of income taxes, for the year ended December 31, 2004 reflects the results of operations of industrial properties that were sold during the year ended December 31, 2005, five properties that were identified as held for sale at December 31, 2005, industrial properties that were sold during the year ended December 31, 2004, as well as the gain on sale of real estate of $88.2 million from the 92 industrial properties which were sold during the year ended December 31, 2004.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

The Company’s net income available to common stockholders was $88.2 million and $93.6 million for the years ended December 31, 2004 and 2003, respectively. Basic and diluted net income available to common stockholders were $2.17 and $2.16 per share, respectively, for the year ended December 31, 2004, and $2.43 and $2.43 per share, respectively, for the year ended December 31, 2003.

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

At December 31, 2004 and 2003, the occupancy rates of the Company’s same store properties were 88.6% and 87.8%, respectively.

	2004	2003	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$253,710	$268,270	$(14,560)	(5.4)%
Acquired Properties	43,864	10,178	33,686	331.0%
Sold Properties	20,512	57,588	(37,076)	(64.4)%
Properties Not In-service	16,178	16,375	(197)	(1.2)%
Other	8,849	9,148	(299)	(3.3)%

	343,113	361,559	(18,446)	(5.1)%
Discontinued Operations	(46,412)	(84,035)	37,623	(44.8)%

Total Revenues	$296,701	$277,524	$19,177	6.9%

Revenues from same store properties decreased $14.6 million due primarily to a $10.7 million lease termination fee the Company recognized in 2003. Revenues from acquired properties increased $33.7 million due to the 143 industrial properties totaling approximately 15.9 million square feet of GLA acquired subsequent to December 31, 2002. Revenues from sold properties decreased $37.1 million due to the 227 industrial properties totaling approximately 14.8 million square feet of GLA sold subsequent to December 31, 2002.

	2004	2003	$ Change	% Change
	($ in 000’s)

PROPERTY EXPENSES
Same Store Properties	$82,008	$85,141	$(3,133)	(3.7)%
Acquired Properties	13,036	3,083	9,953	322.8%
Sold Properties	6,612	18,256	(11,644)	(63.8)%
Properties Not In-service	7,584	5,956	1,628	27.3%
Other	6,510	4,427	2,083	47.1%

	115,750	116,863	(1,113)	(1.0)%
Discontinued Operations	(15,861)	(24,213)	8,352	(34.5)%

Total Property Expenses	$99,889	$92,650	$7,239	7.8%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased by approximately $3.1 million primarily due to a decrease in bad debt expense. Property expenses from acquired properties increased by $10.0 million due to properties acquired subsequent to December 31, 2002. Property expenses from sold properties decreased by $11.6 million due to properties sold subsequent to December 31, 2002. Property expenses from properties not in-service increased $1.6 million due primarily to an increase in bad debt expense. Other expense increased $2.1 million due primarily to increases in compensation.

General and administrative expense increased by approximately $12.6 million, or 46.8%, due primarily to increases in employee incentive compensation and an increase in outside professional service fees.

Amortization of deferred financing costs remained relatively unchanged.

	2004	2003	$ Change	% Change
	($ in 000’s)

DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$70,484	$65,433	$5,051	7.7%
Acquired Properties	16,398	3,839	12,559	327.1%
Sold Properties	4,523	11,886	(7,363)	(61.9)%
Properties Not In-service and Other	7,861	4,187	3,674	87.7%
Corporate Furniture, Fixtures and Equipment	1,280	1,236	44	3.6%

	100,546	86,581	13,965	16.1%
Discontinued Operations	(12,595)	(16,874)	4,279	(25.4)%

Total Depreciation and Other Amortization	$87,951	$69,707	$18,244	26.2%

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

In March 2004, the Company, through the Operating Partnership, entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement had a notional value of $73.5 million. In May 2004, the Company reduced the projected amount of the future debt offering and settled $24.5 million of this interest rate protection agreement for proceeds in the amount of $1.5 million which is recognized in net income for the year ended December 31, 2004. In November 2004, the Company settled an interest rate protection agreement for $.3 million that had been designated as a cash flow hedge of $50.0 million of a forecasted debt issuance. Hedge ineffectiveness in the amount of $.1 million, due to a mismatch in the forecasted debt issuance dates, was recognized in net income. The remaining $.2 million was included in other comprehensive income and was reclassed into net income for the year ended December 31, 2005 as the hedge no longer qualified for hedge accounting.

Interest expense increased by approximately $3.7 million due primarily to an increase in the weighted average debt balance outstanding for the year ended December 31, 2004 ($1,522.9 million) as compared to the year ended December 31, 2003 ($1,455.8 million). This was partially offset by a decrease in the weighted average interest rate for the year ended December 31, 2004 (6.60%) as compared to the year ended December 31, 2003 (6.61%), and an increase in capitalized interest for the year ended December 31, 2004 due to an increase in development activities.

The loss on early retirement of debt of approximately $.5 million for the year ended December 31, 2004 is comprised of the write-off of unamortized deferred financing costs and a prepayment penalty related to the early pay off and retirement of the Acquisition Mortgage Loan XI. The loss on early retirement of debt of approximately $1.5 million for the year ended December 31, 2003 is comprised of the write-off of unamortized deferred financing costs related to the early pay off and retirement of a $37.5 million mortgage loan.

Income tax benefit increased by $2.5 million due primarily to an increase in general and administrative expense (“G&A”), which increases the loss from continuing operations, due to additional G&A costs incurred in 2004 compared to 2003 associated with additional investment activity in the Company’s taxable REIT subsidiary.

Equity in income of joint ventures increased by approximately $36.8 million due primarily to the Company’s allocation of gain from the sale of all of the properties in the December 2001 Joint Venture and the Company’s recognition of the deferred gain on it’s initial sale of 30 of the 36 properties to the December 2001 Joint Venture in the year ended December 31, 2004.

The $16.8 million gain on sale of real estate for the year ended December 31, 2004 resulted from the sale of five industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $15.8 million gain on sale of real estate for the year ended December 31, 2003 resulted from the sale of ten industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Company for the year ended December 31, 2004 and December 31, 2003.

	Year Ended
	December 31,
	2004	2003
	($ in 000’s)

Total Revenues	$46,412	$84,035
Operating Expenses	(15,861)	(24,213)
Interest Expense	(609)	(561)
Depreciation and Amortization	(12,595)	(16,874)
Provision for Income Taxes Allocable to Operations	(2,533)	(1,439)
Gain on Sale of Real Estate	88,245	79,485
Provision for Income Taxes Allocable to Gain on Sale	(8,267)	(1,988)

Income from Discontinued Operations	$94,792	$118,445

Income from discontinued operations, net of income taxes, for the year ended December 31, 2004 reflects the results of operations and gain on sale of real estate of $88.2 million relating to 92 industrial properties that were sold during the year ended December 31, 2004 and the results of operations of nine properties that were identified as held for sale at December 31, 2004.

Income from discontinued operations, net of income taxes, for the year ended December 31, 2003 reflects the results of operations of industrial properties that were sold during the year ended December 31, 2004, nine properties that were identified as held for sale at December 31, 2004, industrial properties that were sold during the year ended December 31, 2003, as well as the gain on sale of real estate of $79.5 million from the 120 industrial properties which were sold during the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, the Company’s cash and cash equivalents, as well as restricted cash, was approximately $37.8 million. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Company exchanges industrial properties under Section 1031 of the Internal Revenue Code.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company’s 7.0% Notes due in 2006, in the aggregate principal amount of $150 million are due on December 1, 2006 (the “2006 Notes”). The Company expects to satisfy the maturity of the 2006 Notes with the issuance of additional debt. With the exception of the 2006 Notes, the Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company’s REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be met with cash flows provided by operating activities.

The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, the issuance of long-term unsecured indebtedness and the issuance of additional equity securities. As of December 31, 2005 $415.4 million of common stock, preferred stock and depositary shares and approximately $500.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. As of March 6, 2006 $265.4 million of common stock, preferred stock and depositary shares and approximately $300.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under the 2005 Unsecured Line of Credit I. At December 31, 2005, borrowings under the Unsecured Lines of Credit bore interest at a weighted average interest rate of 4.886%. The Unsecured Lines of Credit bear interest at a floating rate of LIBOR plus .625% or the Prime Rate, at the Company’s election. As of March 6, 2006, the Company had approximately $212.4 million available in additional borrowings under the 2005 Unsecured Line of Credit I. The Unsecured Lines of Credit contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness. The Company’s access to borrowings may be limited if it fails to meet any of these covenants. Also, the Company’s borrowing rate on its 2005 Unsecured Line of Credit I may increase in the event of a downgrade on the Company’s unsecured notes by the rating agencies.

The Company currently has credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BBB/Baa3/BBB, respectively. The Company’s goal is to maintain its existing credit ratings. In the event of a downgrade, management believes the Company would continue to have access to sufficient capital; however, the Company’s cost of borrowing would increase and its ability to access certain financial markets may be limited.

Year Ended December 31, 2005

Net cash provided by operating activities of approximately $49.4 million for the year ended December 31, 2005 was comprised primarily of net income before minority interest of approximately $98.8 million and net distributions from joint ventures of $.1 million offset by adjustments for non-cash items of approximately $34.4 million and the net change in operating assets and liabilities of approximately $15.1 million. The adjustments for the non-cash items of approximately $34.4 million are primarily comprised of depreciation and amortization of approximately $135.2 million and an increase of the bad debt provision of approximately $1.8 million, offset by the gain on sale of real estate of approximately $161.7 million, $.2 million of other and straight-lining of rental income of approximately $9.5 million.

Net cash used in investing activities of approximately $371.7 million for the year ended December 31, 2005 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, contributions to, and investments in, the Company’s industrial real estate joint ventures and an increase in restricted cash that is held by an intermediary for Section 1031 exchange purposes partially offset by the net proceeds from the sale of real estate, the repayment of mortgage loans receivable and distributions from the Company’s industrial real estate joint ventures.

During the year ended December 31, 2005, the Company acquired 161 industrial properties comprising approximately 20.1 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $752.7 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The Company also substantially completed the development of five industrial properties comprising approximately 1.8 million square feet of GLA at an estimated cost of approximately $97.5 million.

The Company, through wholly-owned limited liability companies in which the Operating Partnership is the sole member, contributed approximately $43.3 million to, and received distributions of approximately $6.8 million from, the Company’s industrial real estate joint ventures. As of December 31, 2005, the Company’s industrial real estate joint ventures owned 316 industrial properties comprising approximately 24.2 million square feet of GLA.

During the year ended December 31, 2005, the Company sold 96 industrial properties comprising approximately 12.8 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 96 industrial properties and several land parcels were approximately $656.1 million.

Net cash provided by financing activities of approximately $325.6 million for the year ended December 31, 2005 was comprised primarily from the net proceeds from the sale of preferred stock, net borrowings under the Unsecured Lines of Credit, proceeds from the issuance of mortgage loan payable, the net proceeds from the exercise of stock options and the issuance of common stock partially offset by the payoff and retirement of senior unsecured debt, common and preferred stock dividends and unit distributions, the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock and repayments on mortgage loans payable.

On August 23, 2005, the Company, through the Operating Partnership, amended and restated its $300.0 million unsecured line of credit (the “Unsecured Line of Credit”), which was due September 28, 2007, and bore interest at a floating rate of LIBOR plus .7%, or the Prime Rate, at the Company’s election. The amended and restated unsecured line of credit (the “2005 Unsecured Line of Credit I”) will mature on September 28, 2008, has a borrowing capacity of $500.0 million, with the right, subject to certain conditions, to increase the borrowing capacity up to $600.0 million and bears interest at a floating rate of LIBOR plus .625%, or the Prime Rate, at the Company’s election.

For the year ended December 31, 2005, certain employees of the Company exercised 248,881 non-qualified employee stock options. Net proceeds to the Company were approximately $6.7 million.

During the year ended December 31, 2005, the Company awarded 189,878 shares of restricted common stock to certain employees and 10,164 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $8.4 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods.

On November 8, 2005 and November 18, 2005, the Company issued 600 and 150 Shares, respectively, each representing $.01 par value, Series I Flexible Cumulative Redeemable Preferred Stock, (the “Series I Preferred Stock”), in a private placement at an initial offering price of $250,000 per share for an aggregate initial offering price of $187.5 million. Dividends on the Series I Depositary Shares were payable monthly in arrears commencing December 31, 2005 at an initial dividend rate of One-Month LIBOR plus 1.25%, subject to reset on the four-month, six-month and one year anniversary of the date of issuance. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series I Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series C Preferred Stock, Series F Preferred Stock and Series G Preferred Stock. Refer to the Subsequent Events section (hereinafter) for the redemption of the Series I Preferred Stock.

On December 9, 2005, the Company issued 1,250,000 shares of $.01 par value common stock (the “December 2005 Equity Offering”). The price per share was $39.45 resulting in gross offering proceeds of $49.3 million. Proceeds to the Company, net of underwriters’ discount and total expenses, were approximately $48.8 million.

On March 31, 2005, the Company paid first quarter 2005 dividends of $53.906 per share ($.53906 per Depositary Share) on its 8.625%, $.01 par value, Series C Preferred Stock, totaling, in the aggregate, approximately $1.1 million; semi-annual dividends of $3,118 per share ($31.18 per Depositary Share) on its Series F Preferred Stock, totaling, in the aggregate, approximately $1.6 million; and semi-annual dividends of $3,618.00 per share ($36.18 per Depositary Share) on its Series G Preferred Stock, totaling, in the aggregate, approximately $.9 million. On June 30, 2005, the Company paid a second quarter 2005 dividend of $53.906 per share ($.53906 per Depositary Share) on its Series C Preferred Stock, totaling approximately $1.1 million; and accrued dividends of approximately $.8 million on its Series F Preferred Stock and approximately $.5 million on its Series G Preferred Stock. On September 30, 2005, the Company paid third quarter 2005 dividends of $53.906 per share ($.53906 per Depositary Share) on its 8.625%, $.01 par value, Series C Preferred Stock, totaling, in the aggregate, approximately $1.1 million; semi-annual dividends of

$3,118 per share ($31.18 per Depositary Share) on its Series F Preferred Stock, totaling, in the aggregate, approximately $1.6 million; and semi-annual dividends of $3,618.00 per share ($36.18 per Depositary Share) on its Series G Preferred Stock, totaling, in the aggregate, approximately $.9 million. On December 31, 2005, the Company accrued fourth quarter 2005 dividends, in the aggregate, of approximately $1.1 million on its Series C Preferred Stock, $.8 million on its Series F Preferred Stock, $.5 million on its Series G Preferred Stock and $1.5 million on its Series I Preferred Stock.

On January 24, 2005, the Company and the Operating Partnership paid a fourth quarter 2004 dividend/distribution of $.6950 per common share/Unit, totaling approximately $34.3 million. On April 18, 2005, the Company and the Operating Partnership paid a first quarter 2005 dividend/distribution of $.6950 per common share/Unit, totaling approximately $34.3 million. On July 18, 2005, the Company and the Operating Partnership paid a second quarter 2005 dividend/distribution of $.6950 per common share/ Unit, totaling approximately $34.5 million. On October 17, 2005, the Company and the Operating Partnership paid a third quarter 2005 dividend/distribution of $.6950 per common share/Unit, totaling approximately $34.6 million.

Contractual Obligations and Commitments

The following table lists our contractual obligations and commitments as of December 31, 2005 (In thousands):

		Payments Due by Period
		Less Than
	Total	1 Year	1-3 Years	3-5 Years	Over 5 Years

Operating and Ground Leases*	$40,660	$1,678	$3,185	$3,167	$32,630
Real Estate Development*	93,784	93,784	—	—	—
Long-term Debt	1,826,330	282,381	486,986	147,435	909,528
Interest Expense on Long-Term Debt*	858,867	95,800	152,739	137,137	473,191

Total	$2,819,641	$473,643	$642,910	$287,739	$1,415,349

*	Not on balance sheet.

Off-Balance Sheet Arrangements

Letters of credit are issued in most cases as pledges to governmental entities for development purposes or to support purchase obligations. At December 31, 2005 the Company has $7.6 million in outstanding letters of credit, none of which are reflected as liabilities on the Company’s balance sheet. The Company has no other off-balance sheet arrangements other than those disclosed on the previous Contractual Obligations and Commitments table.

Environmental

The Company incurred environmental costs of approximately $.4 million and $.5 million in 2005 and 2004, respectively. The Company estimates 2006 costs of approximately $1.0 million. The Company estimates that the aggregate cost which needs to be expended in 2006 and beyond with regard to currently identified environmental issues will not exceed approximately $1.7 million, a substantial amount of which will be the primary responsibility of the tenant, the seller to the Company or another responsible party.

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

Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

The ratio of earnings to fixed charges and preferred stock dividends was 0.74, 1.05 and 0.92 for the years ended December 31, 2005, 2004 and 2003, respectively. The ratio of earnings to fixed charges and preferred stock dividends decreased in 2005 compared to 2004 due to a decrease in income from continuing operations due to a decrease in the equity in income of joint ventures and an increase in depreciation and amortization expense, as discussed in “Results of Operations” above. The ratio of earnings to fixed charges and preferred stock dividends increased in 2004 compared to 2003 due to increased income from continuing operations due to an increase in rental revenues and tenant recoveries and other income and an increase in the equity in income of joint ventures, as discussed in “Results of Operations” above.

Market Risk

The following discussion about the Company’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at December 31, 2005 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At December 31, 2005, $1,356.2 million (approximately 74.8% of total debt at December 31, 2005) of the Company’s debt was fixed rate debt and $457.5 million (approximately 25.2% of total debt at December 31, 2005) was variable rate debt. Currently, the Company does not enter into financial instruments for trading or other speculative purposes.

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

Based upon the amount of variable rate debt outstanding at December 31, 2005, a 10% increase or decrease in the interest rate on the Company’s variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $2.3 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at December 31, 2005 by approximately $45.9 million to $1,428.2 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at December 31, 2005 by approximately $50.8 million to $1,524.9 million.

Subsequent Events

On January 10, 2006, the Company, through the Operating Partnership, issued $200 million of senior unsecured debt which matures on January 15, 2016 and bears a coupon interest rate of 5.75% (the “2016 Notes”). The issue price of the 2016 Notes was 99.653%. Interest is paid semi-annually in arrears on January 15 and July 15. The Company also entered into interest rate protection agreements which were used to fix the interest rate on the 2016 Notes prior to issuance. On January 9, 2006 the Company settled the interest rate protection agreements for a payment of approximately $1.7 million, which will be included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2016 Notes as an adjustment to interest expense. Including the impact of the offering discount and the settlement amount of the interest rate protection agreements, the Company’s effective interest rate on the 2016 Notes is 5.91%. The 2016 Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.

On January 3, 2006, the Company paid fourth quarter 2005 dividends of $53.906 per share ($.53906 per Depositary Share) on its 8.625%, $.01 par value, Series C Preferred Stock, totaling, in the aggregate, approximately $1.1 million; and a monthly dividend of $1,930.243 per share on its Series I Preferred Stock, totaling, in the aggregate, approximately $1.5 million.

On January 5, 2006, the Company, through First Industrial Development Services, Inc. settled the interest rate protection agreement entered into in October 2005 with a notional value of $50 million for a settlement payment of $.2 million.

The Company redeemed the Series I Preferred Stock on January 13, 2006 for $242,875.00 per share, and paid a prorated first quarter dividend of $470.667 per share, totaling approximately $.4 million. In accordance with EITF D-42, due to the redemption of the Series I Preferred Stock, the initial offering costs associated with the issuance of the Series I Preferred Stock of approximately $.7 million is reflected as a deduction from net income to arrive at net income available to common stockholders in determining earnings per share for the three months ended March 31, 2006.

On January 13, 2006, the Company issued 6,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company’s 7.25%, $.01 par value, Series J Flexible Cumulative Redeemable Preferred Stock (the “Series J Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. Dividends on the Series J Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. However, during any period that both (i) the depositary shares are not listed on the NYSE or AMEX, or quoted on NASDAQ, and (ii) the Company is not subject to the reporting requirements of the Exchange Act, but the preferred shares are outstanding, the Company will increase the dividend on the preferred shares to a rate of 8.25% of the liquidation preference per year. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series J Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series C Preferred Stock, Series F Preferred Stock and Series G Preferred Stock. The Series J Preferred Stock is not redeemable prior to January 15, 2011. However, if at any time both (i) the depositary shares cease to be listed on the NYSE or the AMEX, or quoted on NASDAQ, and (ii) the Company ceases to be subject to the reporting requirements of the Exchange Act, but the preferred shares are outstanding, then the preferred shares will be redeemable, in whole but not in part at the Company’s option, within 90 days of the date upon which the depositary shares cease to be listed and the Company ceases to be subject to such reporting requirements, at a redemption price equivalent to $25.00 per Depositary Share, plus all accrued and unpaid dividends to the date of redemption. On or after January 15, 2011, the Series J Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $150,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series J Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

On January 23, 2006, the Company and the Operating Partnership paid a fourth quarter 2005 distribution of $.70 per share, totaling approximately $35.8 million.

On March 1, 2006, the Company paid off and retired a $2.4 million mortgage loan.

On March 8, 2006, the Company declared a first quarter 2006 distribution of $.7000 per common share/unit on its common stock/units which is payable on April 17, 2006. The Company also declared first quarter 2006 dividends of $53.906 per share ($.53906 per Depositary Share), on its Series C Preferred Stock, totaling, in the aggregate, approximately $1.1 million, which is payable on March 31, 2006; semi-annual dividends of $3,118.00 per share ($31.18 per Depositary Share) on its Series F Preferred Stock, totaling, in the aggregate, approximately $1.6 million, which is payable on March 31, 2006; semi-annual dividends of $3,618.00 per share ($36.18 per Depositary Share) on its Series G Preferred Stock, totaling, in the aggregate, approximately $.9 million, which is payable on March 31, 2006; and prorated quarterly dividends of $3,927.08 per share

($.3927 per Depositary Share) on its Series J Preferred Stock, totaling, in the aggregate, approximately $2.4 million, which is payable on March 31, 2006.

From January 1, 2006 to March 8, 2006, the Company awarded 303,142 shares of restricted common stock to certain employees and 1,169 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $12.0 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

From January 1, 2006 to March 6, 2006, the Company acquired 23 industrial properties and several land parcels for a total estimated investment of approximately $149.7 million (approximately $.9 million of which was made through the issuance of limited partnership interests in the Operating Partnership (“Units”)). The Company also sold 16 industrial properties including the industrial property that is accounted for as a build to suit development for sale, for approximately $240.1 million of gross proceeds during this period.

Related Party Transactions

The Company periodically engages in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of Michael W. Brennan, the President and Chief Executive Officer and a director of the Company, is an employee of CB Richard Ellis, Inc. For the years ended December 31, 2005 and 2004, this relative received approximately $.3 and $.03 million in brokerage commissions.

Other

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)”). SFAS 123(R) is an amendment of SFAS 123 and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity of liability instruments issued. SFAS 123(R) also contains additional minimum disclosure requirements that including, but not limited to, the valuation method and assumptions used, amounts of compensation capitalized and modifications made. The effective date of SFAS 123(R) was subsequently amended by the SEC to be as of the beginning of the first interim or annual reporting period of the first fiscal year that begins on or after June 15, 2005, and allows several different methods of transition. The Company expects to adopt the pronouncement as required on January 1, 2006 using the prospective method and does not believe that the adoption of SFAS 123(R) will have a material impact on its financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143. A conditional asset retirement obligation refers to a legal obligation to retire assets where the timing and/or method of settlement are conditioned on future events. FIN No. 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company adopted the provisions of FIN 47 in 2005. The adoption of this Interpretation did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights.” The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-05, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46R, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest by the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. The Company adopted EITF 04-05 as of December 31, 2005. The adoption of the EITF had no impact on the Company’s results of operations, financial position or liquidity.

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

See Index to Financial Statements and Financial Statement Schedule on page F-1 included in Item 15.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management of the Company has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm on page F-2.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10, 11, 12, 13 and 14.	Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions and Principal Accountant Fees and Services

The information required by Item 10, Item 11, Item 12, Item 13 and Item 14 will be contained in the Company’s definitive proxy statement expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year, and thus is incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K. Information contained in the parts of such proxy statement captioned “Stock Performance Graph”, “Report of the Compensation Committee”, “Report of the Audit Committee” and in statements with respect to the independence of the Audit Committee (except as such statements specifically relate to the independence of such committee’s financial expert) and regarding the Audit Committee Charter are specifically not incorporated herein by reference.

The following information is required by section 201(d) of Regulation S-K:

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Further Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity Compensation Plans Approved by Security Holders	8,500	$23.41	2,356,500
Equity Compensation Plans Not Approved by Security Holders(1)	538,223	$31.39	252,615

Total	546,723	$31.27	2,609,115

(1)	See Notes 3 and 13 of the Notes to Consolidated Financial Statements contained herein for a description of the plan.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedule and Exhibits

(1 & 2) See Index to Financial Statements and Financial Statement Schedule on page F-1.

(3) Exhibits:

Exhibits	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.2	Amended and Restated Bylaws of the Company, dated September 4, 1997 (incorporated by reference to Exhibit 1 of the Company’s Form 8-K, dated September 4, 1997, as filed on September 29, 1997, File No. 1-13102)
3.3	Articles of Amendment to the Company’s Articles of Incorporation, dated June 20, 1994 (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.4	Articles of Amendment to the Company’s Articles of Incorporation, dated May 31, 1996 (incorporated by reference to Exhibit 3.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.5	Articles Supplementary relating to the Company’s 8 5/8% Series C Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated June 6, 1997, File No. 1-13102)
3.6	Articles Supplementary relating to the Company’s 6.236% Series F Flexible Cumulative Redeemable Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
3.7	Articles Supplementary relating to the Company’s 7.236% Series G Flexible Cumulative Redeemable Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
3.8	Articles Supplementary relating to the Company’s Junior Participating Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.10 of Form S-3 of the Company and First Industrial, L.P. dated September 24, 1997, Registration No. 333-29879)
3.9	Articles Supplementary relating to the Company’s 7.25% Series J Cumulative Redeemable Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company filed January 17, 2006, File No. 1-13102)

Exhibits	Description

4.1	Deposit Agreement, dated June 6, 1997, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Series C Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Company, dated June 6, 1997, File No. 1-13102)
4.2	Deposit Agreement, dated May 27, 2004, by and among the Company, EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series F Depositary Receipts (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
4.3	Deposit Agreement, dated May 27, 2004, by and among the Company, EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series G Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
4.4	Remarketing Agreement, dated May 27, 2004, relating to 50,000 depositary shares, each representing 1/100 of a share of the Series F Flexible Cumulative Redeemable Preferred Stock, by and among Lehman Brothers Inc., the Company and First Industrial, L.P. (incorporated by reference to Exhibit 1.2 of the Form 8-K of the Company, dated May 27, 2004, File No. 1-13102).
4.5	Remarketing Agreement, dated May 27, 2004, relating to 25,000 depositary shares, each representing 1/100 of a share of the Series G Flexible Cumulative Redeemable Preferred Stock, by and among Lehman Brothers Inc., the Company and First Industrial, L.P. (incorporated by reference to Exhibit 1.3 of the Form 8-K of the Company, dated May 27, 2004, File No. 1-13102).
4.6	Deposit Agreement, dated January 13, 2006, by and among the Company, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., as depositary, and holders from time to time of Series J Depositary Receipts (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, filed January 17, 2006, File No. 1-13102)
4.7	Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.8	Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.9	Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011(incorporated by reference to Exhibit 4.4 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.10	Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P., dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)
4.11	7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.12	7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.13	Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.14	Rights Agreement, dated as of September 16, 1997, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 99.1 of Form 8-A12B as filed on September 24, 1997, File No. 1-13102)

Exhibits	Description

4.15	7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)
4.16	Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.60% Notes due July 15, 2008 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)
4.17	7.375% Note due 2011 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.15 of First Industrial, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.18	Supplemental Indenture No. 6, dated as of March 19, 2001, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.375% Notes due March 15, 2011 (incorporated by reference to Exhibit 4.16 of First Industrial, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.19	Registration Rights Agreement, dated as of March 19, 2001, among First Industrial, L.P. and Credit Suisse First Boston Corporation, Chase Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney, Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.17 of First Industrial, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.20	Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and the U.S. Bank National Association, relating to First Industrial, L.P.’s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated April 4, 2002, File No. 333-21873)
4.21	Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P., dated April 4, 2002, File No. 333-21873)
4.22	Form of 7.75% Notes due 2032 in the principal amount of $50.0 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Form 8-K of First Industrial, L.P., dated April 4, 2002, File No. 333-21873)
4.23	Supplemental Indenture No. 8, dated as of May 17, 2004, relating to 6.42% Senior Notes due June 1, 2014, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P., dated May 27, 2004, File No. 333-21873)
4.24	Supplemental Indenture No. 9, dated as of June 14, 2004, relating to 5.25% Senior Notes due 2009, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P., dated June 17, 2004, File No. 333-21873)
4.25	Amendment No. 1, dated as of February 25, 2004, to Rights Agreement, dated as of September 16, 1997, between the Company and Equiserve Trust Company, N.A. (f/k/a First Chicago Trust Company of New York), as Rights Agent (incorporated by reference to Exhibit 4.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-13102)
4.26	Supplemental Indenture No. 10, dated as of January 10, 2006, relating to 5.75% Senior Notes due 2016, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed January 11, 2006, File No. 1-13102)
10.1	Tenth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (the “LP Agreement”), dated January 13, 2006 (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company, filed January 17, 2006, File No. 1-13102)
10.2	Sales Agreement by and among the Company and First Industrial, L.P., and Cantor Fitzgerald & Co. dated September 16, 2004 (incorporated by reference to Exhibit 1.1 of the Form 8-K of the Company, dated September 16, 2004, File No. 1-13102).

Exhibits		Description

10.3		Registration Rights Agreement, dated April 29, 1998, relating to the Company’s Common Stock, par value $.01 per share, between the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated May 1, 1998, File No. 1-13102)
10.4		Non-Competition Agreement between Jay H. Shidler and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)
10.5		Form of Non-Competition Agreement between each of Michael T. Tomasz, Paul T. Lambert, Michael J. Havala, Michael W. Brennan, Michael G. Damone, Duane H. Lund, and Johannson L. Yap and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11, File No. 33-77804)
10	.6†	1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)
10	.7†	First Industrial Realty Trust, Inc. Deferred Income Plan (incorporated by reference to Exhibit 10 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1996, File No. 1-13102)
10.8		Contribution Agreement, dated March 19, 1996, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, dated April 3, 1996, File No. 1-13102)
10.9		Contribution Agreement, dated January 31, 1997, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)
10	.10†	Employment Agreement, dated June 21, 2005, between the Company and Michael W. Brennan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 24, 2005 File No. 1-13102)
10	.11†	1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)
10	.12†	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-13102)
10	.13†	Employment Agreement, dated March 31, 2002, between First Industrial Realty Trust, Inc. and Michael J. Havala (incorporated by reference to Exhibit 10.1 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 2002, File No. 1-13102)
10	.14†	Employment Agreement, dated March 31, 2002, between First Industrial Realty Trust, Inc. and Johannson L. Yap (incorporated by reference to Exhibit 10.2 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 2002, File No. 1-13102)
10	.15†	Employment Agreement, dated March 25, 2002, between First Industrial Realty Trust, Inc. and David P. Draft (incorporated by reference to Exhibit 10.3 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 2002, File No. 1-13102)
10	.16†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10	.17†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10	.18†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10	.19†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10	.20*	Amendment No. 1 dated January 20, 2006 to the LP Agreement.
10.21		Fourth Amended and Restated Unsecured Revolving Credit Agreement, dated as of August 23, 2005, among First Industrial, L.P., First Industrial Realty Trust, Inc., JP Morgan Chase Bank, NA and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed August 25, 2005, File No. 1-13102)
12	.1*	Computation of ratios of earnings to fixed charges and preferred stock dividends of the Company

Exhibits		Description

21	.1*	Subsidiaries of the Registrant
23	*	Consent of PricewaterhouseCoopers LLP
31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

†	Indicates a compensatory plan or arrangement contemplated by Item 15 a (3) of Form 10-K.

EXHIBIT INDEX

Exhibits	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.2	Amended and Restated Bylaws of the Company, dated September 4, 1997 (incorporated by reference to Exhibit 1 of the Company’s Form 8-K, dated September 4, 1997, as filed on September 29, 1997, File No. 1-13102)
3.3	Articles of Amendment to the Company’s Articles of Incorporation, dated June 20, 1994 (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.4	Articles of Amendment to the Company’s Articles of Incorporation, dated May 31, 1996 (incorporated by reference to Exhibit 3.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)
3.5	Articles Supplementary relating to the Company’s 8 5/8% Series C Cumulative Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated June 6, 1997, File No. 1-13102)
3.6	Articles Supplementary relating to the Company’s 6.236% Series F Flexible Cumulative Redeemable Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
3.7	Articles Supplementary relating to the Company’s 7.236% Series G Flexible Cumulative Redeemable Preferred Stock, $.01 par value (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
3.8	Articles Supplementary relating to the Company’s Junior Participating Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.10 of Form S-3 of the Company and First Industrial, L.P. dated September 24, 1997, Registration No. 333-29879)
3.9	Articles Supplementary relating to the Company’s 7.25% Series J Cumulative Redeemable Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company filed January 17, 2006, File No. 1-13102)
4.1	Deposit Agreement, dated June 6, 1997, by and among the Company, First Chicago Trust Company of New York and holders from time to time of Series C Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Company, dated June 6, 1997, File No. 1-13102)
4.2	Deposit Agreement, dated May 27, 2004, by and among the Company, EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series F Depositary Receipts (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
4.3	Deposit Agreement, dated May 27, 2004, by and among the Company, EquiServe Inc. and EquiServe Trust Company, N.A. and holders from time to time of Series G Depositary Receipts (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
4.4	Remarketing Agreement, dated May 27, 2004, relating to 50,000 depositary shares, each representing 1/100 of a share of the Series F Flexible Cumulative Redeemable Preferred Stock, by and among Lehman Brothers Inc., the Company and First Industrial, L.P. (incorporated by reference to Exhibit 1.2 of the Form 8-K of the Company, dated May 27, 2004, File No. 1-13102).
4.5	Remarketing Agreement, dated May 27, 2004, relating to 25,000 depositary shares, each representing 1/100 of a share of the Series G Flexible Cumulative Redeemable Preferred Stock, by and among Lehman Brothers Inc., the Company and First Industrial, L.P. (incorporated by reference to Exhibit 1.3 of the Form 8-K of the Company, dated May 27, 2004, File No. 1-13102).
4.6	Deposit Agreement, dated January 13, 2006, by and among the Company, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., as depositary, and holders from time to time of Series J Depositary Receipts (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, filed January 17, 2006, File No. 1-13102)

Exhibits	Description

4.7	Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.8	Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $150 million of 7.60% Notes due 2007 and $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)
4.9	Supplemental Indenture No. 2, dated as of May 22, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7 3/8% Notes due 2011(incorporated by reference to Exhibit 4.4 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.10	Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P., dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)
4.11	7.00% Medium-Term Note due 2006 in principal amount of $150 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.12	7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)
4.13	Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)
4.14	Rights Agreement, dated as of September 16, 1997, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 99.1 of Form 8-A12B as filed on September 24, 1997, File No. 1-13102)
4.15	7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)
4.16	Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.60% Notes due July 15, 2008 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)
4.17	7.375% Note due 2011 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.15 of First Industrial, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.18	Supplemental Indenture No. 6, dated as of March 19, 2001, between First Industrial, L.P. and the U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.375% Notes due March 15, 2011 (incorporated by reference to Exhibit 4.16 of First Industrial, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.19	Registration Rights Agreement, dated as of March 19, 2001, among First Industrial, L.P. and Credit Suisse First Boston Corporation, Chase Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney, Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.17 of First Industrial, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-21873)
4.20	Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and the U.S. Bank National Association, relating to First Industrial, L.P.’s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated April 4, 2002, File No. 333-21873)

Exhibits		Description

4.21		Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P., dated April 4, 2002, File No. 333-21873)
4.22		Form of 7.75% Notes due 2032 in the principal amount of $50.0 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Form 8-K of First Industrial, L.P., dated April 4, 2002, File No. 333-21873)
4.23		Supplemental Indenture No. 8, dated as of May 17, 2004, relating to 6.42% Senior Notes due June 1, 2014, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P., dated May 27, 2004, File No. 333-21873)
4.24		Supplemental Indenture No. 9, dated as of June 14, 2004, relating to 5.25% Senior Notes due 2009, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P., dated June 17, 2004, File No. 333-21873)
4.25		Amendment No. 1, dated as of February 25, 2004, to Rights Agreement, dated as of September 16, 1997, between the Company and Equiserve Trust Company, N.A. (f/k/a First Chicago Trust Company of New York), as Rights Agent (incorporated by reference to Exhibit 4.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-13102)
4.26		Supplemental Indenture No. 10, dated as of January 10, 2006, relating to 5.75% Senior Notes due 2016, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed January 11, 2006, File No. 1-13102)
10.1		Tenth Amended and Restated Limited Partnership Agreement of First Industrial, L.P. (the “LP Agreement”), dated January 13, 2006 (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company, filed January 17, 2006, File No. 1-13102)
10.2		Sales Agreement by and among the Company and First Industrial, L.P., and Cantor Fitzgerald & Co. dated September 16, 2004 (incorporated by reference to Exhibit 1.1 of the Form 8-K of the Company, dated September 16, 2004, File No. 1-13102).
10.3		Registration Rights Agreement, dated April 29, 1998, relating to the Company’s Common Stock, par value $.01 per share, between the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company dated May 1, 1998, File No. 1-13102)
10.4		Non-Competition Agreement between Jay H. Shidler and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)
10.5		Form of Non-Competition Agreement between each of Michael T. Tomasz, Paul T. Lambert, Michael J. Havala, Michael W. Brennan, Michael G. Damone, Duane H. Lund, and Johannson L. Yap and First Industrial Realty Trust, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11, File No. 33-77804)
10	.6†	1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-13102)
10	.7†	First Industrial Realty Trust, Inc. Deferred Income Plan (incorporated by reference to Exhibit 10 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1996, File No. 1-13102)
10.8		Contribution Agreement, dated March 19, 1996, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, dated April 3, 1996, File No. 1-13102)
10.9		Contribution Agreement, dated January 31, 1997, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)
10	.10†	Employment Agreement, dated June 21, 2005, between the Company and Michael W. Brennan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 24, 2005 File No. 1-13102)

Exhibits		Description

10	.11†	1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)
10	.12†	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-13102)
10	.13†	Employment Agreement, dated March 31, 2002, between First Industrial Realty Trust, Inc. and Michael J. Havala (incorporated by reference to Exhibit 10.1 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 2002, File No. 1-13102)
10	.14†	Employment Agreement, dated March 31, 2002, between First Industrial Realty Trust, Inc. and Johannson L. Yap (incorporated by reference to Exhibit 10.2 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 2002, File No. 1-13102)
10	.15†	Employment Agreement, dated March 25, 2002, between First Industrial Realty Trust, Inc. and David P. Draft (incorporated by reference to Exhibit 10.3 of the Form 10-Q of First Industrial Realty Trust, Inc. for the fiscal quarter ended March 31, 2002, File No. 1-13102)
10	.16†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10	.17†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10	.18†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10	.19†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, File No. 1-13102)
10	.20*	Amendment No. 1 dated January 20, 2006 to the LP Agreement.
10.21		Fourth Amended and Restated Unsecured Revolving Credit Agreement, dated as of August 23, 2005, among First Industrial, L.P., First Industrial Realty Trust, Inc., JP Morgan Chase Bank, NA and certain other banks (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed August 25, 2005, File No. 1-13102)
12	.1*	Computation of ratios of earnings to fixed charges and preferred stock dividends of the Company
21	.1*	Subsidiaries of the Registrant
23	*	Consent of PricewaterhouseCoopers LLP
31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

†	Indicates a compensatory plan or arrangement contemplated by Item 15 a (3) of Form 10-K.

FIRST INDUSTRIAL REALTY TRUST, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
  First Industrial Realty Trust, Inc.:

We have completed integrated audits of First Industrial Realty Trust, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of First Industrial Realty Trust, Inc. and its subsidiaries (“the Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Chicago, Illinois
March 16, 2006

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
	(Dollars in thousands, except share and per share data)

ASSETS
Assets:
Investment in Real Estate:
Land	$541,406	$472,126
Buildings and Improvements	2,653,281	2,361,256
Construction in Progress	66,074	23,092
Less: Accumulated Depreciation	(410,566)	(378,383)

Net Investment in Real Estate	2,850,195	2,478,091

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $1,622 and $3,374 at December 31, 2005 and December 31, 2004	16,840	52,790
Cash and Cash Equivalents	8,237	4,924
Restricted Cash	29,581	25
Tenant Accounts Receivable, Net	8,897	6,986
Investments in Joint Ventures	44,241	5,489
Deferred Rent Receivable, Net	24,910	18,314
Deferred Financing Costs, Net	10,909	11,574
Deferred Leasing Intangibles, Net	78,537	38,956
Prepaid Expenses and Other Assets, Net	153,896	104,741

Total Assets	$3,226,243	$2,721,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage Loans Payable, Net	$57,309	$59,905
Senior Unsecured Debt, Net	1,298,893	1,347,524
Unsecured Lines of Credit	457,500	167,500
Accounts Payable and Accrued Expenses	110,560	69,729
Deferred Leasing Intangibles, Net	24,307	8,697
Rents Received in Advance and Security Deposits	32,283	30,621
Dividends Payable	39,509	35,487

Total Liabilities	2,020,361	1,719,463

Commitments and Contingencies	—	—
Minority Interest	162,320	156,933
Stockholders’ Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized, 20,000, 500, 250 and 750 shares of Series C, F, G and I Cumulative Preferred Stock, respectively, issued and outstanding at December 31, 2005, having a liquidation preference of $2,500 per share ($50,000), $100,000 per share ($50,000), $100,000 per share ($25,000) and $250,000 per share ($187,500), respectively. At December 31, 2004, 10,000,000 shares authorized, 20,000, 500 and 250 shares of Series C, F and G Cumulative Preferred Stock, respectively, were issued and outstanding, having a liquidation preference of $2,500 per share ($50,000), $100,000 per share ($50,000) and $100,000 per share ($25,000), respectively
	—	—
Common Stock ($.01 par value, 100,000,000 shares authorized, 46,971,110 and 45,360,491 shares issued and 44,444,710 and 42,834,091 shares outstanding at December 31, 2005 and December 31, 2004, respectively)	470	454
Additional Paid-in-Capital	1,384,712	1,142,356
Distributions in Excess of Accumulated Earnings	(248,686)	(203,417)
Unearned Value of Restricted Stock Grants	(16,825)	(19,611)
Accumulated Other Comprehensive Loss	(5,521)	(3,700)
Treasury Shares at Cost (2,526,400 shares at December 31, 2005 and December 31, 2004)	(70,588)	(70,588)

Total Stockholders’ Equity	1,043,562	845,494

Total Liabilities and Stockholders’ Equity	$3,226,243	$2,721,890

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
	(In thousands except per Share data)

Revenues:
Rental Income	$257,933	$223,518	$211,925
Tenant Recoveries and Other Income	92,955	73,183	65,599
Revenues from Build to Suit Development for Sale	16,241	—	—

Total Revenues	367,129	296,701	277,524

Expenses:
Real Estate Taxes	52,915	45,317	42,453
Repairs and Maintenance	27,565	23,435	21,563
Property Management	18,483	12,995	10,322
Utilities	12,726	10,585	8,922
Insurance	2,658	3,243	2,788
Other	7,437	4,314	6,602
General and Administrative	55,812	39,569	26,953
Amortization of Deferred Financing Costs	2,125	1,931	1,764
Depreciation and Other Amortization	119,608	87,951	69,707
Expenses from Build to Suit Development for Sale	15,574	—	—

Total Expenses	314,903	229,340	191,074

Other Income/Expense:
Interest Income	1,486	3,632	2,416
Mark-to-Market/Gain on Settlement of Interest Rate Protection Agreements	811	1,583	—
Interest Expense	(108,339)	(98,636)	(94,895)
Gain (Loss) From Early Retirement of Debt	82	(515)	(1,466)

Total Other Income/Expense	(105,960)	(93,936)	(93,945)
Loss from Continuing Operations Before Equity in Income of Joint Ventures, Income Tax Benefit and Income Allocated To Minority Interest	(53,734)	(26,575)	(7,495)
Equity in Income of Joint Ventures	3,699	37,301	539
Income Tax Benefit	12,033	7,673	5,147
Minority Interest Allocable to Continuing Operations	6,348	547	3,096

(Loss) Income from Continuing Operations	(31,654)	18,946	1,287
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $131,955, $88,245 and $79,485 for the Years Ended December 31, 2005 2004 and 2003, respectively)	139,486	105,592	121,872
Provision for Income Taxes Allocable to Discontinued Operations (including $19,719, $8,267 and $1,988 allocable to Gain on Sale of Real Estate for the Years Ended December 31, 2005, 2004 and 2003, respectively)	(21,754)	(10,800)	(3,427)
Minority Interest Allocable to Discontinued Operations	(15,494)	(13,005)	(17,447)

Income Before Gain on Sale of Real Estate	70,584	100,733	102,285
Gain on Sale of Real Estate	29,734	16,755	15,794
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(10,711)	(5,312)	(2,322)
Minority Interest Allocable to Gain on Sale of Real Estate	(2,503)	(1,570)	(1,984)

Net Income	87,104	110,606	113,773
Less: Preferred Dividends	(10,688)	(14,488)	(20,176)
Less: Redemption of Preferred Stock	—	(7,959)	—

Net Income Available to Common Stockholders	$76,416	$88,159	$93,597

Basic Earnings Per Share:
(Loss) Income from Continuing Operations Available to Common Stockholders	$(0.61)	$0.16	$(0.19)

Income from Discontinued Operations	$2.41	$2.02	$2.62

Net Income Available to Common Stockholders	$1.80	$2.17	$2.43

Weighted Average Shares Outstanding	42,431	40,557	38,542

Diluted Earnings Per Share:
(Loss) Income from Continuing Operations Available to Common Stockholders	$(0.61)	$0.16	$(0.19)

Income from Discontinued Operations	$2.41	$2.00	$2.62

Net Income Available to Common Stockholders	$1.80	$2.16	$2.43

Weighted Average Shares Outstanding	42,431	40,888	38,542

Dividends/Distributions declared per Common Share Outstanding	$2.7850	$2.7500	$2.7400

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
	(Dollars in thousands)

Net Income	$87,104	$110,606	$113,773
Other Comprehensive (Loss) Income:
Settlement of Interest Rate Protection Agreements	—	6,816	—
Reclassification of Settlement of Interest Rate Protection Agreements to Net Income	(159)	—	—
Mark-to-Market of Interest Rate Protection Agreements	(1,414)	106	251
Amortization of Interest Rate Protection Agreements	(1,085)	(512)	198
Other Comprehensive Income Allocable to Minority Interest	837	—	—

Comprehensive Income	$85,283	$117,016	$114,222

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
	(Dollars in thousands, except for per share data) (Dollars in thousands)

Preferred Stock — Beginning of Year	$—	$1	$1
Issuance of Preferred Stock	—	—	—
Redemption of Preferred Stock	—	(1)	—

Preferred Stock — End of Year	$—	$—	$1

Common Stock — Beginning of Year	$454	$424	$411
Net Proceeds from the Issuance of Common Stock	15	30	6
Issuance of Restricted Stock	2	2	7
Repurchase and Retirement of Common Stock	(1)	(1)	(1)
Restricted Stock Forfeitures	(1)	(4)	—
Conversion of Units to Common Stock	1	3	1

Common Stock — End of Year	$470	$454	$424

Additional Paid-In-Capital — Beginning of Year	$1,142,356	$1,161,373	$1,124,622
Net Proceeds from the Issuance of Common Stock	56,109	99,250	15,111
Issuance of Restricted Stock	8,379	8,377	20,634
Repurchase and Retirement of Restricted Stock/Common Stock	(2,741)	(3,094)	(1,797)
Restricted Stock Forfeitures	(2,825)	(10,629)	—
Amortization of Stock Based Compensation	—	—	54
Net Proceeds from the Issuance of Preferred Stock	181,484	194,424	—
Redemption of Preferred Stock	—	(313,537)	—
Conversion of Units to Common Stock	1,950	6,192	2,749

Additional Paid-In-Capital — End of Year	$1,384,712	$1,142,356	$1,161,373

Dist. In Excess of Accum. Earnings — Beginning of Year	$(203,417)	$(172,892)	$(158,251)
Preferred Stock Dividends ($215.624 per Series C Preferred Share, $6,236.000 per Series F Preferred Share, $7,236.000 per Series G Preferred Share and $1,930.2431 per Series I Preferred Share at December 31, 2005, $215.624 per Series C Preferred Share, $86.678 per Series D Preferred Share, $86.132 per Series E Preferred Share, $3,724.280 per Series F Preferred Share, $4,321.500 per Series G Preferred Share and $629.555 per Series H Preferred Share at December 31, 2004, $215.624 per Series C Preferred Share, $198.748 per Series D Preferred Share and $197.500 per Series E Preferred Share at December 31, 2003)
	(10,688)	(14,488)	(20,176)
Distributions ($2.7850, $2.7500 and $2.7400 per Share/Unit at December 31, 2005, 2004 and 2003, respectively)	(139,168)	(132,585)	(126,699)
Redemption of Preferred Stock	—	(7,959)	—
Repurchase and Retirement of Restricted Stock/Common Stock	(543)	(652)	(67)
Restricted Stock Forfeitures	(147)	(3,464)	—
Net Income Before Minority Interest	98,753	124,634	130,108
Minority Interest:
Allocation of Income	(11,649)	(14,028)	(16,335)
Distributions ($2.7850, $2.7500 and $2.7400 per Unit at December 31, 2005, 2004 and 2003, respectively)	18,173	18,017	18,528

Dist. In Excess of Accum. Earnings — End of Year	$(248,686)	$(203,417)	$(172,892)

Unearned Value of Rest. Stock Grants — Beginning of Year	$(19,611)	$(19,035)	$(4,307)
Issuance of Restricted Stock	(8,381)	(8,379)	(20,641)
Amortization of Restricted Stock Grants	8,845	6,866	5,913
Restricted Stock Forfeitures	2,322	937	—

Unearned Value of Rest. Stock Grants — End of Year	$(16,825)	$(19,611)	$(19,035)

Treasury Shares, at cost — Beginning of Year	$(70,588)	$(70,588)	$(69,591)
Purchase of Treasury Shares	—	—	(997)

Treasury Shares, at cost — End of Year	$(70,588)	$(70,588)	$(70,588)

Accum. Other Comprehensive Loss — Beginning of Year	$(3,700)	$(10,110)	$(10,559)
Settlement of Interest Rate Protection Agreements	—	6,816	—
Reclassification of Settlement of Interest Rate Protection Agreements to Net Income	(159)	—	—
Mark-to-Market of Interest Rate Protection Agreements	(1,414)	106	251
Amortization of Interest Rate Protection Agreements	(1,085)	(512)	198
Other Comprehensive Income Allocable to Minority Interest	837	—	—

Accum. Other Comprehensive Loss — End of Year	$(5,521)	$(3,700)	$(10,110)

Total Stockholders’ Equity at End of Year	$1,043,562	$845,494	$889,173

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$87,104	$110,606	$113,773
Income Allocated to Minority Interest	11,649	14,028	16,335

Net Income Before Minority Interest	98,753	124,634	130,108
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	99,338	82,757	73,902
Amortization of Deferred Financing Costs	2,125	1,931	1,764
Other Amortization	33,728	22,547	17,846
Provision for Bad Debt	1,817	(1,474)	(160)
Mark-to-Market/Loss on Settlement of Interest Rate Protection Agreements	(143)	—	—
(Gain) Loss From Early Retirement of Debt	(82)	515	1,466
Equity in Income of Joint Ventures	(3,699)	(36,451)	(539)
Distributions from Joint Ventures	3,866	36,451	539
Increase in Build to Suit Development for Sale Costs Receivable	(16,241)	—	—
Gain on Sale of Real Estate	(161,689)	(91,242)	(91,081)
Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(23,371)	(46,030)	(24,380)
Increase in Deferred Rent Receivable	(9,459)	(6,771)	(2,597)
Increase (Decrease) in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	24,407	(9,210)	(6,454)
Decrease in Restricted Cash	—	—	2,742

Net Cash Provided by Operating Activities	49,350	77,657	103,156

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(920,707)	(485,393)	(312,356)
Net Proceeds from Sales of Investments in Real Estate	537,252	293,703	321,989
Contributions to and Investments in Joint Ventures	(45,175)	(5,422)	(5,711)
Distributions from Joint Ventures	2,971	14,074	2,859
Repayment and Sale of Mortgage Loans Receivable	83,561	111,049	75,886
(Increase) Decrease in Restricted Cash	(29,556)	81,981	(53,630)

Net Cash (Used in) Provided by Investing Activities	(371,654)	9,992	29,037

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from the Issuance of Common Stock	55,754	86,121	14,799
Proceeds from the Issuance of Preferred Stock	187,500	200,000	—
Preferred Stock Offering Costs	(5,906)	(5,576)	—
Redemption of Preferred Stock	—	(321,438)	—
Repurchase of Restricted Stock	(3,285)	(3,747)	(1,865)
Purchase of Treasury Shares	—	—	(997)
Proceeds from Maturity of U.S. Government Securities	—	—	15,832
Proceeds from Senior Unsecured Debt	—	134,496	—
Other Proceeds from Senior Unsecured Debt	—	6,816	—
Repayment of Senior Unsecured Debt	(50,000)	—	—
Dividends/Distributions	(137,672)	(130,220)	(125,916)
Preferred Stock Dividends	(8,162)	(13,256)	(20,176)
Proceeds from Mortgage Loans Payable	1,167	1,400	—
Repayments of Mortgage Loans Payable	(1,987)	(5,965)	(38,529)
Proceeds from Unsecured Lines of Credit	647,500	581,000	264,300
Repayments on Unsecured Lines of Credit	(357,500)	(609,400)	(238,700)
Cost of Debt Issuance and Prepayment Fees	(1,792)	(3,777)	(120)

Net Cash Provided by (Used in) Financing Activities	325,617	(83,546)	(131,372)

Net Increase in Cash and Cash Equivalents	3,313	4,103	821
Cash and Cash Equivalents, Beginning of Period	4,924	821	—

Cash and Cash Equivalents, End of Period	$8,237	$4,924	$821

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

First Industrial Realty Trust, Inc. and its subsidiaries (the “Company”) began operations on July 1, 1994. The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner. The Company is the sole stockholder of First Industrial Finance Corporation, First Industrial Pennsylvania Corporation, First Industrial Harrisburg Corporation, First Industrial Securities Corporation, First Industrial Mortgage Corporation, First Industrial Indianapolis Corporation, FI Development Services Corporation and First Industrial Florida Finance Corporation, which are the sole general partners of First Industrial Financing Partnership, L.P. (the “Financing Partnership”), First Industrial Pennsylvania, L.P. (the “Pennsylvania Partnership”), First Industrial Harrisburg, L.P. (the “Harrisburg Partnership”), First Industrial Securities, L.P. (the “Securities Partnership”), First Industrial Mortgage Partnership, L.P. (the “Mortgage Partnership”), First Industrial Indianapolis, L.P. (the “Indianapolis Partnership”), FI Development Services, L.P. and TK-SV, LTD., respectively, and the Operating Partnership is the sole limited partner. The Operating Partnership is also the sole member of limited liability companies and the sole stockholder of First Industrial Development Services, Inc. The operating data of the foregoing subsidiaries of the Company is consolidated with that of the Company as presented herein. The Company, through separate, wholly-owned limited liability companies of which the Operating Partnership or First Industrial Development Services, Inc. is the sole member, also owns minority equity interests in, and provides various services to, four joint ventures which invest in industrial properties (the “September 1998 Joint Venture”, the “May 2003 Joint Venture”, the “March 2005 Joint Venture” and the “September 2005 Joint Venture”). The Company, through a separate, wholly-owned limited liability company of which the Operating Partnership is also the sole member, also owned a minority interest in and provided property management services to a fifth joint venture which invested in industrial properties (the “December 2001 Joint Venture”; together with the September 1998 Joint Venture, the May 2003 Joint Venture, the March 2005 Joint Venture and the September 2005 Joint Venture, the “Joint Ventures”). During the year ended December 31, 2004, the December 2001 Joint Venture sold all of its industrial properties. The operating data of the Joint Ventures is not consolidated with that of the Company as presented herein.

As of December 31, 2005, the Company owned 959 industrial properties (inclusive of developments in progress) located in 31 states and one Province in Canada, containing an aggregate of approximately 81.6 million square feet (unaudited) of gross leasable area (“GLA”).

2.	Basis of Presentation

First Industrial Realty Trust, Inc. is the sole general partner of the Operating Partnership, with an approximate 86.8% and 86.9% ownership interest at December 31, 2005 and 2004, respectively. Minority interest at December 31, 2005 and 2004, represents the approximate 13.2% and 13.1%, respectively, aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

The consolidated financial statements of the Company at December 31, 2005 and 2004 and for each of the years ended December 31, 2005, 2004 and 2003 include the accounts and operating results of the Company and its subsidiaries. Such financial statements present the Company’s minority equity interests in the Joint Ventures under the equity method of accounting. All intercompany transactions have been eliminated in consolidation.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Summary of Significant Accounting Policies

In order to conform with generally accepted accounting principles, management, in preparation of the Company’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2005 and 2004, and the reported amounts of revenues and expenses for each of the years ended December 31, 2005, 2004 and 2003. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short term maturity of these investments.

Restricted Cash

At December 31, 2005 and 2004, restricted cash includes gross proceeds from the sales of certain properties. These sales proceeds will be disbursed as the Company exchanges into properties under Section 1031 of the Internal Revenue Code. The carrying amount approximates fair value due to the short term maturity of these investments.

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

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The purchase price is further allocated to in-place lease values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Acquired above and below market leases are amortized over the remaining non-cancelable terms of the respective leases as an adjustment to rental revenue on the Company’s consolidated statements of operations. The value of in-place lease intangibles, which is included as a component of Deferred Leasing Intangibles, Net (see below) is amortized over the remaining lease term and expected renewal periods of the respective lease as an adjustment to depreciation and other amortization expense. If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions, above and below market leases and the in-place lease value is immediately written off.

Deferred Leasing Intangibles included in the Company’s total assets consist of the following:

	December 31,	December 31,
	2005	2004

In-Place Leases	$78,674	$37,632
Less: Accumulated Amortization	(6,236)	(2,331)

	$72,438	$35,301

Above Market Leases	$7,958	$4,609
Less: Accumulated Amortization	(1,859)	(954)

	$6,099	$3,655

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Leasing Intangibles included in the Company’s total liabilities consist of the following:

	December 31,	December 31,
	2005	2004

Below Market Leases	$27,710	$10,536
Less: Accumulated Amortization	(3,403)	(1,839)

	$24,307	$8,697

Amortization expense related to deferred leasing intangibles was $6,733 and $1,643 for the years ended December 31, 2005 and 2004, respectively. The Company will recognize net amortization expense related to deferred leasing intangibles over the next five years as follows:

2006	$5,731
2007	6,007
2008	6,270
2009	6,439
2010	6,179

Total	$30,626

Build to Suit for Sale Revenues and Expenses

During 2005, the Company entered into a contract with a third party to construct an industrial property. This build-to-suit for sale contract requires the purchase price to be paid at closing. The Company uses the percentage-of-completion contract method of accounting in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. During the period of performance, costs are accumulated on the balance sheet in Prepaid Expenses and Other Assets ($15,574 at December 31, 2005) and revenues and expenses are recognized in continuing operations.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $12,541 and $10,873 at December 31, 2005 and 2004, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.

Investments in Joint Ventures

Investments in Joint Ventures represent the Company’s minority equity interests in the Joint Ventures. The Company accounts for its investments in Joint Ventures under the equity method of accounting, as the Company does not have operational control or a majority voting interest. Under the equity method of accounting, the Company’s share of earnings or losses of the Joint Ventures is reflected in income as earned and contributions or distributions increase or decrease, respectively, the Company’s Investments in Joint Ventures as paid or received, respectively. Differences between the Company’s carrying value of its investments in joint ventures and the Company’s underlying equity of such joint ventures are amortized over the respective lives of the underlying assets.

Stock Based Compensation

At December 31, 2005, the Company has three stock incentive employee compensation plans, which are described more fully in Note 13. Prior to January  1, 2003, the Company accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25,

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company’s stock on the date of grant. Certain options issued in 2000 were issued with a strike price less than the fair value of the Company’s stock on the date of grant. Compensation expense is being recognized for the intrinsic value of these options determined at the date of grant over the vesting period. On January 1, 2003, the Company adopted the fair value recognition provisions of the FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”), as amended by FASB Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Beginning on January 1, 2003, the Company has applied the fair value recognition provisions of FAS 123 prospectively to all employee option awards granted after December 31, 2002. The Company has not awarded options to employees or directors of the Company during the years ended December 31, 2005, 2004 and 2003, and therefore no stock-based employee compensation expense, except for expense related to restricted stock, is included in net income available to common stockholders related to the fair value recognition provisions of FAS 123.

Had compensation expense for the Company’s Stock Incentive Plans been determined based upon the fair value at the grant date for awards under the Stock Incentive Plans consistent with the methodology prescribed under FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock- Based Compensation”, as amended by FAS 148, net income and earnings per share would have been the pro forma amounts indicated in the table below:

	For the Year Ended
	2005	2004	2003

Net Income Available to Common Stockholders — as reported	$76,416	$88,159	$93,597
Add: Stock-Based Employee Compensation Expense Included in Net Income Available to Common Stockholders, Net of Minority Interest — as reported	—	—	46
Less: Total Stock-Based Employee Compensation Expense, Net of Minority Interest — Determined Under the Fair Value Method	(87)	(362)	(1,149)

Net Income Available to Common Stockholders — pro forma	$76,329	$87,797	$92,494

Net Income Available to Common Stockholders per Share — as reported — Basic	$1.80	$2.17	$2.43
Net Income Available to Common Stockholders per Share — pro forma — Basic	$1.80	$2.16	$2.40
Net Income Available to Common Stockholders per Share — as reported — Diluted	$1.80	$2.16	$2.43
Net Income Available to Common Stockholders per Share — pro forma — Diluted	$1.80	$2.15	$2.40
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
Expected dividend yield	N/A	N/A	N/A
Expected stock price volatility	N/A	N/A	N/A
Risk-free interest rate	N/A	N/A	N/A
Expected life of options	N/A	N/A	N/A

The Company did not issue any options in 2005, 2004 and 2003.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as revenue in the same period the related expenses are incurred by the Company.

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

The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $111 and $416 as of December 31, 2005 and 2004, respectively. For accounts receivable the Company deems uncollectible, the Company uses the direct write-off method.

Gain on Sale of Real Estate

Gain on sale of real estate is recognized using the full accrual method, when appropriate. Gains relating to transactions which do not meet the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances. As the assets are sold, their costs and related accumulated depreciation are written off with resulting gains or losses reflected in net income or loss. Estimated future costs to be incurred by the Company after completion of each sale are included in the determination of the gain on sales.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a result, the Company generally is not subject to federal income taxation to the extent of the income which it distributes if it satisfies the requirements set forth in Section 856 of the Code (pertaining to its organization and types of income and assets) necessary to maintain its status as a REIT, it distributes annually at least 90% of its REIT taxable income, as defined in the Code, to its stockholders and it satisfies certain other requirements. Accordingly, no provision has been made for state or federal income taxes in the accompanying consolidated financial statements except for activities conducted in its taxable REIT subsidiary, First Industrial Development Services, Inc. which has been accounted for under FASB Statement of Financial Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). In accordance with FAS 109, the total benefit/expense has been separately allocated to income from continuing operations, income from discontinued operations and gain on sale of real estate.

The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. The provision for local, excise and franchise taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance. State income taxes are included in the provision/benefit for income taxes which is allocated to income from continuing operations, income from discontinued operations and gain on sale of real estate.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Financial Instruments

The Company’s financial instruments include short-term investments, tenant accounts receivable, net, mortgage notes receivable, accounts payable, other accrued expenses, mortgage loans payable, unsecured lines of credit and senior unsecured debt.

The fair values of the short-term investments, tenant accounts receivable, net, mortgage notes receivable, accounts payable and other accrued expenses approximates their carrying or contract values. See Note 5 for the fair values of the mortgage loans payable, unsecured lines of credit and senior unsecured debt.

Derivative Financial Instruments

Historically, the Company has used interest rate protection agreements (the “Agreements”) to fix the interest rate on anticipated offerings of senior unsecured debt or convert floating rate debt to fixed rate debt. Receipts or payments that result from the settlement of Agreements used to fix the interest rate on anticipated offerings of senior unsecured debt are amortized over the life of the senior unsecured debt and included in interest expense. Receipts or payments resulting from Agreements used to convert floating rate debt to fixed rate debt are recognized as a component of interest expense. Agreements which qualify for hedge accounting are marked-to-market and any gain or loss is recognized in other comprehensive income (shareholders’ equity). Any agreements which no longer qualify for hedge accounting are marked-to-market and any gain or loss is recognized in net income immediately. The credit risks associated with the Agreements are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of the Agreements, the Company’s exposure is limited to the current value of the interest rate differential, not the notional amount, and the Company’s carrying value of the Agreements on the balance sheet. See Note 5 for more information on the Agreements.

Discontinued Operations

On January 1, 2002, the Company adopted the FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”). FAS 144 addresses financial accounting and reporting for the disposal of long lived assets. FAS 144 requires that the results of operations and gains or losses on the sale of property be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (b) the Company will not have any significant continuing involvement in the operations of the property after the disposal transaction. FAS 144 also requires prior period results of operations for these properties to be reclassified and presented in discontinued operations in prior consolidated statements of operations.

Segment Reporting

Management views the Company as a single segment based on its method of internal reporting.

Reclassification

Certain 2004 and 2003 items have been reclassified to conform to the 2005 presentation.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In December, 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“FAS 153”). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” FAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FAS 153 did not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)”). SFAS 123(R) is an amendment of SFAS 123 and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity of liability instruments issued. SFAS 123(R) also contains additional minimum disclosure requirements that including, but not limited to, the valuation method and assumptions used, amounts of compensation capitalized and modifications made. The effective date of SFAS 123(R) was subsequently amended by the SEC to be as of the beginning of the first interim or annual reporting period of the first fiscal year that begins on or after June 5, 2005, and allows several different methods of transition. The Company expects to adopt the pronouncement as required on January 1, 2006 using the prospective method and does not believe that the adoption of SFAS 123(R) will have a material impact on its financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143. A conditional asset retirement obligation refers to a legal obligation to retire assets where the timing and/or method of settlement are conditioned on future events. FIN No. 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company adopted the provisions of FIN 47 in 2005. The adoption of this Interpretation did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In June, 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights.” The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-05, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46R, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest by the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. The Company will adopt EITF 04-05 as of January 1, 2006.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s adoption of this EITF will not impact the Company’s results of operations, financial position or liquidity.

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

On December 28, 2001, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the “December 2001 Joint Venture”) with an institutional investor to invest in industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership, owned a 15% equity interest in the December 2001 Joint Venture and provided property management services to the December 2001 Joint Venture. On August 27, 2004, the December 2001 Joint Venture sold all 36 industrial properties, containing approximately 6.2 million square feet (unaudited) of GLA, to a third party for gross proceeds of approximately $349,750. Due to certain provisions in the operating agreement, the Company received distributions in excess of its 15% equity interest in the December 2001 Joint Venture. Due to the sale of all 36 industrial properties, the Company recognized, in aggregate, approximately $34,767 from the Company’s 15% share of gain from the sale of the December 2001 Joint Venture’s properties and distributions received from the December 2001 Joint Venture in excess of the Company’s 15% equity interest. This amount is included in Equity in Income of Joint Ventures.

As a result of the sale on August 27, 2004 to a third party, the Company recognized the unamortized portion of the previously deferred gain from the original sales to the December 2001 Joint Venture, of approximately $5,836. These deferred gains are included in Equity in Income of Joint Ventures.

On May 16, 2003, the Company, through a wholly-owned limited liability company in which the Operating Partnership is the sole member, entered into a joint venture arrangement (the “May 2003 Joint Venture”) with an institutional investor to invest in industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership, owns a 15% equity interest in the May 2003 Joint Venture and provides property management services to the May 2003 Joint Venture.

On March 18, 2005, the Company, through a wholly-owned limited liability company in which First Industrial Development Services, Inc. is the sole member, entered into a joint venture arrangement (the “March 2005 Joint Venture”) with an institutional investor to invest in, own, develop, redevelop and operate certain industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership or First Industrial Development Services, Inc., owns a 10% equity interest in the March 2005 Joint Venture and provides property management, asset management, development management and leasing management services to the March 2005 Joint Venture.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 7, 2005, the Company, through a wholly-owned limited liability company in which First Industrial Development Services, Inc. is the sole member, entered into a joint venture arrangement (the “September 2005 Joint Venture”) with an institutional investor to invest in, own and operate certain industrial properties. The Company, through wholly-owned limited liability companies of the Operating Partnership or First Industrial Development Services, Inc., owns a 10% equity interest in the September 2005 Joint Venture and provides property management, asset management, development management and leasing management services to the September 2005 Joint Venture.

As of December 31, 2005, the September 1998 Joint Venture owned 41 industrial properties comprising approximately 1.3 million square feet (unaudited) of GLA, the May 2003 Joint Venture owned 11 industrial properties comprising approximately 4.7 million square feet (unaudited) of GLA, the March 2005 Joint Venture owned 47 industrial properties comprising approximately 4.2 million square feet (unaudited) of GLA and several land parcels and the September 2005 Joint Venture owned 217 industrial properties comprising approximately 14.0 million square feet (unaudited) of GLA and several land parcels.

During the year ended December 31, 2005, the Company sold eight properties and several land parcels to the March 2005 Joint Venture comprising approximately 1.6 million square feet (unaudited) of GLA for a sales price of $92.6 million. The Company deferred 10% of the gain from the sale, which is equal to the Company’s economic interest in the March 2005 Joint Venture. In December 2005, the March 2005 Joint Venture sold a portion of a parcel of land to a third party. As a result of the sale, the Company recognized the unamortized portion of the previously deferred gain, net of tax, from the original sale to the March 2005 Joint Venture in Equity in Income of Joint Ventures. If the Company repurchases any of the eight properties or land parcels, the 10% deferral will be netted against the basis of the property purchased (which reduces the basis of the property).

During the year ended December 31, 2005, the Company earned acquisition fees from the May 2003 Joint Venture and the September 2005 Joint Venture. The Company deferred 15% of the acquisition fees earned from the May 2003 Joint Venture activity and 10% of the acquisition fees earned from the September 2005 Joint Venture activity. The deferrals reduced the Company’s investment in the joint ventures and are amortized into income over the life of the properties, generally 25 to 40 years.

At December 31, 2005 and 2004, the Company has a receivable from the Joint Ventures of $3,354 and $1,261, respectively, which mainly relate to development, property management and asset management fees due to the Company, from the Joint Ventures and from borrowings made to the September 1998 Joint Venture.

During the years ended December 31, 2005, 2004 and 2003, the Company invested the following amounts in its Joint Ventures as well as received distributions and recognized fees from acquisition, disposition, property management, leasing, development and asset management services in the following amounts:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Contributions	$43,311	$3,676	$5,558
Distributions	$6,837	$50,525	$3,398
Fees	$8,301	$2,689	$2,173

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The combined summarized financial information of the investments in joint ventures is as follows:

	December 31,	December 31,
	2005	2004

Condensed Combined Balance Sheets
Gross Real Estate Investment	$1,410,389	$120,633
Less: Accumulated Depreciation	(30,497)	(9,308)

Net Real Estate	1,379,892	111,325
Other Assets	256,233	16,637

Total Assets	$1,636,125	$127,962

Debt	$1,174,296	$88,398
Other Liabilities	46,962	5,711
Equity	414,867	33,853

Total Liabilities and Equity	$1,636,125	$127,962

Company’s share of Equity	$44,772	$4,580
Basis Differentials(1)	(531)	909

Carrying Value of the Company’s investments in joint ventures	$44,241	$5,489

(1)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level. Basis differentials are primarily comprised of gain deferrals related to properties the Company sold to the Joint Ventures and certain acquisition costs which are not reflected at the joint venture level.

	Year Ended December 31,
	2005	2004	2003

Condensed Combined Statements of Operations
Total Revenues	$59,411	$32,353	$35,603
Expenses
Operating and Other	16,128	11,593	9,725
Interest	20,995	7,712	7,353
Depreciation and Amortization	32,150	12,540	17,585

Total Expenses	69,273	31,845	34,663

Gain (Loss) on Sale of Real Estate	10,761	81,431	(2,069)

Net Income (Loss)	899	81,939	(1,129)

Company’s share of Net Income	$3,699	$37,301	$539

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

On July 16, 1998, the Company, through TK-SV, LTD., assumed a mortgage loan in the principal amount of $2,566 (the “Acquisition Mortgage Loan V”). The Acquisition Mortgage Loan V is collateralized by one property in Tampa, Florida, bears interest at a fixed rate of 9.01% and provides for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan V matures on September 1, 2006. In conjunction with the assumption of the Acquisition Mortgage Loan V, the Company recorded a premium in the amount of $315 which will be amortized over the remaining life of the Acquisition Mortgage Loan V as an adjustment to interest expense. Including the impact of the premium recorded, the Company’s effective interest rate on the Acquisition Mortgage Loan V is 6.96%. The Acquisition Mortgage Loan V was paid off and retired on March 1, 2006 (See Note 16).

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

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On September 12, 2003, the Company, through the Operating Partnership, assumed a mortgage loan in the amount of $4,269 (the “Acquisition Mortgage Loan XI”). The Acquisition Mortgage Loan XI was collateralized by one property in Downers Grove, Illinois, bore interest at a fixed rate of 7.61% and provided for monthly principal and interest payments based on a 30-year amortization schedule. In conjunction with the assumption of the Acquisition Mortgage Loan XI, the Company recorded a premium in the amount of $621 which was being amortized over the remaining life of the Acquisition Mortgage Loan XI as an adjustment to interest expense. The Acquisition Mortgage Loan XI may be prepaid only after June 2004 in exchange for the greater of a 1% prepayment fee or yield maintenance premium. On December 3, 2004, the Company paid off and retired the Acquisition Mortgage Loan XI. As this pay off and retirement was prior to the stated maturity date of the Acquisition Mortgage Loan XI, the Company wrote off unamortized deferred financing costs, a loan premium and paid a prepayment penalty in the aggregate amount of approximately $515.

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

On September 30, 2004, the Company assumed a mortgage loan in the amount of $12,057 and borrowed an additional $1,400 (collectively referred to as the “Acquisition Mortgage Loan XIII”). The Acquisition Mortgage Loan XIII was collateralized by three properties in Phoenix, Arizona, bore interest at a fixed rate of 5.60% and provided for monthly principal and interest payments based on a 30-year amortization schedule. The Acquisition Mortgage Loan XIII matures on November 10, 2012. In conjunction with the assumption of the Acquisition Mortgage Loan XIII, the Company recorded a premium in the amount of $467 which was being amortized over the remaining life of the Acquisition Mortgage Loan XIII as an adjustment to interest expense. On July 13, 2005, the Company sold the properties that collateralized the Acquisition Mortgage Loan XIII. In conjunction with the sale, the buyer assumed the Acquisition Mortgage Loan XIII and the Company paid $291 in fees related to the assignment of the Acquisition Mortgage Loan XIII. Consequently, the Company wrote-off the remaining premium on the note of $424. Both the $291 of fees and $424 premium write-off are included in the Gain on Early Retirement of Debt on the Company’s Statement of Operations.

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

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rate on the Acquisition Mortgage Loan XIV is 4.58%. The Acquisition Mortgage Loan XIV may be prepaid in exchange for the greater of a 1% prepayment fee or yield maintenance premium.

On January 12, 2005, in conjunction with the acquisition of a parcel of land, the seller provided the Company a mortgage loan in the amount of $1,167 (the “Acquisition Mortgage Loan XV”). The Acquisition Mortgage Loan XV is collateralized by a land parcel in Lebanon, TN, does not require principal payments prior to maturity on January 12, 2006 and has a 0% interest rate. Since the Acquisition Mortgage XV is non-interest bearing, a discount should be applied with an offsetting amount allocated to the basis of the land. The Company has concluded that the discount is not material and has not accounted for the discount or the land basis adjustment. The Acquisition Mortgage Loan XV was paid off and retired on January 12, 2006 (See Note 16).

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

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On May 22, 1997, the Company, through the Operating Partnership, issued $100,000 of senior unsecured debt which matured on May 15, 2011 and bore a coupon interest rate of 7.375% (the “2011 PATS”). The issue price of the 2011 PATS was 99.348%. The Company received approximately $1,781 from the holder of the 2011 PATS as consideration for the put option. The Company amortized the put option proceeds over the life of the put option as an adjustment to interest expense. The Company also entered into an interest rate protection agreement which was used to fix the interest rate on the 2011 PATS. The Company amortized the settlement amount of the interest rate protection agreement over the life of the 2011 PATS. Including the impact of the offering discount, the proceeds from the put option and the settlement amount of the interest rate protection agreement, the Company’s effective interest rate on the 2011 PATS was 7.26%. On May 17, 2004, the Company exchanged the 2014 Notes (hereinafter defined) for the 2011 PATS (hereinafter defined) and net cash in the amount of $8,877. The Company retired the 2011 PATS.

On November 20, 1997, the Company, through the Operating Partnership, issued $50,000 of senior unsecured debt which matured on November 21, 2005 and bore a coupon interest rate of 6.90%, which was the effective interest rate (the “2005 Notes”). The issue price of the 2005 Notes was 100%. Interest was paid semi-annually in arrears on May 21 and November 21. The 2005 Notes contained certain covenants including limitation on incurrence of debt and debt service coverage. On November 21, 2005 the Company, through the Operating Partnership, paid off and retired the 2005 Notes for $50,000 plus accrued interest.

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

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Including the impact of the offering discount, the Company’s effective interest rate on the 2014 Notes is 6.54%.

On June 14, 2004, the Company, through the Operating Partnership, issued $125,000 of senior unsecured debt which matures on June 15, 2009 and bears a coupon interest rate of 5.25% (the “2009 Notes”). The issue price of the 2009 Notes was 99.826%. Interest is paid semi-annually in arrears on June 15 and December 15. The Company also entered into interest rate protection agreements which were used to fix the interest rate on the 2009 Notes prior to issuance. The Company settled the interest rate protection agreements for approximately $6,657 of proceeds, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements are being amortized over the life of the 2009 Notes as an adjustment to interest expense. Including the impact of the offering discount and the settlement amount of the interest rate protection agreements, the Company’s effective interest rate on the 2009 Notes is 4.10%.

All of the Senior Unsecured Debt contains certain covenants, including limitations on incurrence of debt and debt service coverage.

Unsecured Lines of Credit

The Company has maintained an unsecured revolving credit facility since 1997 (the “Unsecured Line of Credit”). On August 23, 2005, the Company, through the Operating Partnership, amended and restated the Unsecured Line of Credit. The amended and restated unsecured line of credit (the “2005 Unsecured Line of Credit I”) matures on September 28, 2008, has a borrowing capacity of $500,000, with the right, subject to certain conditions, to increase the borrowing capacity up to $600,000 and bears interest at a floating rate of LIBOR plus .625%, or the Prime Rate, at the Company’s election. The net unamortized deferred financing fees related to the Unsecured Line of Credit I and any additional deferred financing fees incurred related to the 2005 Unsecured Line of Credit I are being amortized over the life of the 2005 Unsecured Line of Credit I in accordance with Emerging Issues Task Force Issue 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”, except for $51, which represents the write off of deferred financing costs and is included in the gain from early retirement of debt. The 2005 Unsecured Line of Credit I contains certain financial covenants relating to debt service coverage, market value net worth, dividend payout ratio and total funded indebtedness.

In December 2005, the Company, through the Operating Partnership, entered into a non-revolving unsecured line of credit (the “2005 Unsecured Line of Credit II”; together with the 2005 Unsecured Line of Credit I, the “Unsecured Lines of Credit”). The 2005 Unsecured Line of Credit II has a borrowing capacity of $125,000 and matures on March 15, 2006. The 2005 Unsecured Line of Credit II provides for interest only payments at LIBOR plus .625% or at Prime, at the Company’s election. The Company, through the Operating Partnership, paid off and retired the 2005 Unsecured Line of Credit II in January 2006 (See Note 16).

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table discloses certain information regarding the Company’s mortgage loans, senior unsecured debt and unsecured lines of credit:

	Outstanding Balance at				Accrued Interest Payable at		Interest Rate at
	December 31,		December 31,		December 31,	December 31,	December 31,	Maturity
	2005		2004		2005	2004	2005	Date

Mortgage Loans Payable, Net
Assumed Loan I	$2,320		$2,874		$—	$22	9.250%	09/01/09
Assumed Loan II	1,805		1,995		—	15	9.250%	01/01/13
Acquisition Mortgage Loan IV	1,936		2,037		14	15	8.950%	10/01/06
Acquisition Mortgage Loan V	2,380	(1)	2,456	(1)	18	18	9.010%	09/01/06
Acquisition Mortgage Loan VIII	5,308		5,461		37	38	8.260%	12/01/19
Acquisition Mortgage Loan IX	5,505		5,664		38	39	8.260%	12/01/19
Acquisition Mortgage Loan X	15,733	(1)	16,251	(1)	98	99	8.250%	12/01/10
Acquisition Mortgage Loan XII	2,503	(1)	2,565	(1)	15	15	7.540%	01/01/12
Acquisition Mortgage Loan XIII	—	(3)	13,862	(1)	—	42	5.600%	11/10/12
Acquisition Mortgage Loan XIV	6,392	(1)	6,740	(1)	34	13	6.940%	07/01/09
Acquisition Mortgage Loan XV	1,167		—		—	—	0.000%	01/12/06
Acquisition Mortgage Loan XVI	1,960	(1)	—		9	—	5.500%	09/30/24
Acquisition Mortgage Loan XVII	3,209	(1)	—		18	—	7.375%	05/01/16
Acquisition Mortgage Loan XVIII	7,091	(1)	—		42	—	7.580%	03/01/11

Total	$57,309		$59,905		$323	$316

Senior Unsecured Debt, Net
2005 Notes	$—	(4)	$50,000		$—	$383	6.900%	11/21/05
2006 Notes	150,000		150,000		875	875	7.000%	12/01/06
2007 Notes	149,992	(2)	149,988	(2)	1,456	1,456	7.600%	05/15/07
2017 Notes	99,886	(2)	99,876	(2)	625	625	7.500%	12/01/17
2027 Notes	15,054	(2)	15,053	(2)	138	138	7.150%	05/15/27
2028 Notes	199,823	(2)	199,815	(2)	7,009	7,009	7.600%	07/15/28
2011 Notes	199,685	(2)	199,624	(2)	4,343	4,343	7.375%	03/15/11
2012 Notes	199,132	(2)	198,994	(2)	2,903	2,903	6.875%	04/15/12
2032 Notes	49,413	(2)	49,390	(2)	818	818	7.750%	04/15/32
2009 Notes	124,849	(2)	124,806	(2)	292	292	5.250%	06/15/09
2014 Notes	111,059	(2)	109,978	(2)	669	669	6.420%	06/01/14

Total	$1,298,893		$1,347,524		$19,128	$19,511

Unsecured Lines of Credit
2005 Unsecured Line of Credit I	$332,500		$167,500		$1,833	$549	4.845%	09/28/08
2005 Unsecured Line of Credit II	125,000		—		232	—	4.995%	03/15/06

Total	$457,500		$167,500		$2,065	$549

(1)	At December 31, 2005, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII, the Acquisition Mortgage Loan XIV, the Acquisition Mortgage Loan XVI, the Acquisition Mortgage Loan XVII, the Acquisition Mortgage Loan XVIII, includes unamortized premiums of $24, $1,909, $228, $432, $26, $246, and $681, respectively. At December 31, 2004, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII, the Acquisition Mortgage Loan XIII and the Acquisition Mortgage Loan XIV include unamortized premiums of $63, $2,291, $267, $453 and $553, respectively.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	At December 31, 2005, the 2007 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes and the 2014 Notes are net of unamortized discounts of $8, $114, $16, $177, $315, $868, $587, $151, and $13,941, respectively. At December 31, 2004, the 2007 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes and the 2014 Notes are net of unamortized discounts of $12, $124, $17, $185, $376, $1,006, $610, $194 and $15,022, respectively.

(3)	On July 13, 2005, the Acquisition Mortgage Loan XIII was assumed by a third party in connection with the sale of the properties that collateralized the loan.

(4)	On November 21, 2005 the Company paid off and retired the 2005 Notes.

The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured lines of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

2006	$282,381
2007	152,153
2008	334,833
2009	132,195
2010	15,240
Thereafter	909,531

Total	$1,826,333

Fair Value

At December 31, 2005 and 2004, the fair value of the Company’s mortgage loans payable, senior unsecured debt and unsecured lines of credit were as follows:

	December 31, 2005		December 31, 2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Mortgage Loans Payable	$57,309	$58,864	$59,905	$62,876
Senior Unsecured Debt	1,298,893	1,415,268	1,347,524	1,503,012
Unsecured Lines of Credit	457,500	457,500	167,500	167,500

Total	$1,813,702	$1,931,632	$1,574,929	$1,733,388

The fair value of the senior unsecured debt was determined by quoted market prices, if available. The fair values of the Company’s senior unsecured debt not valued by quoted market prices and mortgage loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of the Unsecured Lines of Credit was equal to their carrying value due to the variable interest rate nature of the loans.

Other Comprehensive Income

In conjunction with the prior issuances of senior unsecured debt, the Company entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt (the “Interest Rate Protection Agreements”). In the next 12 months, the Company will amortize approximately $1,077 of the Interest Rate Protection Agreements into net income as a decrease to interest expense.

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

In March 2004, the Company, through the Operating Partnership, entered into another interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement had a notional value of $73,500, was effective from August 15, 2004 through August 15, 2009 and fixed the LIBOR rate at 3.326%. In May 2004, the Company reduced the projected amount of the future debt offering and settled $24,500 of this interest rate protection agreement for proceeds in the amount of $1,450 which is recognized in net income as mark-to-market/gain on settlement of interest rate protection agreements. In conjunction with the offering of the 2009 Notes, the Company settled the remaining $49,000 of this interest rate protection agreement and received proceeds in the amount of $2,840, which is recognized in other comprehensive income. The Company is amortizing this settlement amount into net income over the life of the 2009 Notes as an adjustment to interest expense.

In October 2004, the Company, through the Operating Partnership, entered into an interest rate protection agreement which fixed the interest rate on a forecasted offering of unsecured debt which it designated as a cash flow hedge. This interest rate protection agreement had a notional value of $48,980, was effective from January 5, 2005 through January 5, 2010 and fixed the LIBOR rate at 3.909%. In November 2004, the Company settled the interest rate protection agreement for proceeds of $310 due to a delay in the forecasted debt issuance date. Hedge ineffectiveness in the amount of $133, due to a mismatch in forecasted debt issuance dates, was recognized in net income for the year ended December 31, 2004. The remaining $159 was included in other comprehensive income and was reclassified into net income for the year ended December 31, 2005 as the hedge no longer qualified for hedge accounting.

In January 2005, the Company, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Company is in the process of constructing. This interest rate protection agreement had a notional value of $50,000, was based on the five year treasury, had a strike rate of 3.936% and settled on October 4, 2005. Per FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), fair value and cash flow hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement did not qualify for hedge accounting and the change in value of the interest rate protection agreement was recognized immediately in net income as opposed to other comprehensive income. On October 4, 2005, the Company settled the interest rate protection agreement for proceeds of $675. The settlement was recognized in mark-to-market/gain on settlement of interest rate protection agreements for the year ended December 31, 2005.

In October 2005, the Company, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Company is in the process of constructing. This interest rate protection agreement has a notional value of $50,000, is based on the three Month LIBOR rate, has a strike rate of 4.8675%, has an effective date of December 30, 2005 and a termination date of December 30, 2010. Per FAS 133 fair value and cash flow

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement does not qualify for hedge accounting and the change in value of the interest rate protection agreement will be recognized immediately in net income as opposed to other comprehensive income. The Company recognized $16 in net loss from the mark-to-market of the interest rate protection agreement for the year ended December 31, 2005. See Note 16 for further disclosure on the settlement of this interest rate protection agreement in 2006.

In December 2005, the Company, through the Operating Partnership, entered into three interest rate protection agreements which fixed the interest rate on a forecasted offering of unsecured debt which it designated as cash flow hedges. Two of the interest rate protection agreements each had a notional value of $48,700 and were effective from December 30, 2005 through December 30, 2015. The interest rate protection agreements fixed the LIBOR rate at 5.066% and 5.067%. The third interest rate protection agreement had a notional value of $48,700, is effective from January 19, 2006 through January 19, 2016, and fixed the LIBOR rate at 4.992%. The Company recognized a loss of $1,414 in other comprehensive income related to the mark-to-market of these interest rate protection agreements at December 31, 2005 as the interest rate protection agreements are highly effective based on the hypothetical derivative method. See Note 16 for further disclosure on the settlement of these interest rate protection agreements in January 2006 in conjunction with the issuance of senior unsecured debt.

6.	Stockholders’ Equity

Preferred Stock

On June 6, 1997, the Company issued 2,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 8 5/8%, $.01 par value, Series C Cumulative Preferred Stock (the “Series C Preferred Stock”), at an initial offering price of $25 per Depositary Share. Dividends on the Series C Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series C Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series F Preferred Stock (hereinafter defined), Series G Preferred Stock (hereinafter defined) and Series I Preferred Stock (hereinafter defined). The Series C Preferred Stock is not redeemable prior to June 6, 2007. On or after June 6, 2007, the Series C Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series C Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

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

On May 27, 2004, the Company issued 50,000 Depositary Shares, each representing 1/100th of a share of the Company’s 6.236%, $.01 par value, Series F Flexible Cumulative Redeemable Preferred Stock (the “Series F Preferred Stock”), at an initial offering price of $1,000.00 per Depositary Share. Dividends on the Series F Preferred Stock are cumulative from the date of initial issuance and are payable semi-annually in arrears for the period from the date of original issuance through March 31, 2009 (the “Series F Initial Fixed Rate Period”), commencing on September 30, 2004, at a rate of 6.236% per annum of the liquidation preference (the “Series F Initial Distribution Rate”) (equivalent to $62.36 per Depositary Share). On or after March 31, 2009, the Series F Initial Distribution Rate is subject to reset, at the Company’s option, subject to certain conditions and parameters, at fixed or floating rates and periods. Fixed rates and periods will be determined through a remarketing procedure. Floating rates during floating rate periods will equal 2.375% (the initial credit spread), plus the greater of (i) the 3-month LIBOR Rate, (ii) the 10-year Treasury CMT Rate (as defined in the Articles Supplementary), and (iii) the 30-year Treasury CMT Rate (the adjustable rate)(as defined in the Articles Supplementary), reset quarterly. Dividends on the Series F Preferred Stock are payable semi-annually in arrears for fixed rate periods subsequent to the Series F Initial Fixed Rate Period and quarterly in arrears for floating rate periods. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series F Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series C Preferred Stock, Series G Preferred Stock (hereinafter defined) and Series I Preferred Stock (hereinafter defined). On or after March 31, 2009, subject to any conditions on redemption applicable in any fixed rate period subsequent to the Series F Initial Fixed Rate Period, the Series F Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $1,000.00 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series F Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

On May 27, 2004, the Company issued 25,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.236%, $.01 par value, Series G Flexible Cumulative Redeemable Preferred Stock (the “Series G Preferred Stock”), at an initial offering price of $1,000.00 per Depositary Share. Dividends on the Series G Preferred Stock are cumulative from the date of initial issuance and are payable semi-annually in arrears for the period from the date of original issuance of the Series G Preferred Stock through March 31, 2014 (the “Series G Initial Fixed Rate Period”), commencing on September 30, 2004, at a rate of 7.236% per annum of the liquidation preference (the “Series G Initial Distribution Rate”) (equivalent to $72.36 per Depositary Share). On or after March 31, 2014, the Series G Initial Distribution Rate is subject to reset, at the Company’s option, subject to certain conditions and parameters, at fixed or floating rates and periods. Fixed rates and periods will be determined through a remarketing procedure. Floating rates during floating rate periods will equal 2.500% (the initial credit spread), plus the greater of (i) the 3-month LIBOR Rate, (ii) the 10-year Treasury CMT Rate (as defined in the Articles Supplementary), and (iii) the 30-year Treasury CMT Rate (the adjustable rate) (as defined in the Articles Supplementary), reset quarterly. Dividends on the Series G Preferred Stock are payable semi-annually in arrears for fixed rate periods subsequent to the Series G Initial

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fixed Rate Period and quarterly in arrears for floating rate periods. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series G Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series C Preferred Stock, Series F Preferred Stock and Series I Preferred Stock (hereinafter defined). On or after March 31, 2014, subject to any conditions on redemption applicable in any fixed rate period subsequent to the Series G Initial Fixed Rate Period, the Series G Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $1,000.00 per Depositary Share, or $25,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series G Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

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

On November 8, 2005 and November 18, 2005, the Company issued 600 and 150 Shares, respectively, of $.01 par value, Series I Flexible Cumulative Redeemable Preferred Stock, (the “Series I Preferred Stock”), in a private placement at an initial offering price of $250,000 per share for an aggregate initial offering price of $187,500. Dividends on the Series I Depositary Shares are payable monthly in arrears commencing December 31, 2005 at an initial dividend rate of One-Month LIBOR plus 1.25%, subject to reset on the four-month, six-month and one year anniversary of the date of issuance. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series I Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series C Preferred Stock, Series F Preferred Stock and Series G Preferred Stock. See Note 16 for further disclosure on the redemption of the Series I Preferred Stock in January 2006.

The following table summarizes certain information regarding the Company’s preferred stock:

	Stated Value at
	December 31,	December 31,
	2005	2004

Series C Preferred Stock	$50,000	$50,000
Series F Preferred Stock	50,000	50,000
Series G Preferred Stock	25,000	25,000
Series I Preferred Stock	187,500	—

Total	$312,500	$125,000

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

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 9, 2005, the Company issued 1,250,000 shares of $.01 par value common stock (the “December 2005 Equity Offering”). The price per share was $39.45 resulting in gross offering proceeds of $49,313. Proceeds to the Company, net of underwriters’ discount and total expenses, were approximately $48,775.

For the years ended December 31, 2005, 2004 and 2003, 81,644, 248,098 and 107,944 respectively, shares of common stock were converted from an equivalent number of limited partnership interests in the Operating Partnership (“Units”).

The following table is a roll-forward of the Company’s shares of common stock outstanding, including unvested restricted shares of common stock for the three years ended December 31, 2005:

Shares of
Common Stock
Outstanding

Balance at December 31, 2002	38,598,321
Issuance of Common Stock and Stock Option Exercises	542,744
Issuance of Restricted Stock Shares	704,844
Repurchase and Retirement of Restricted Stock Shares	(66,183)
Purchase of Treasury Shares	(37,300)
Conversion of Operating Partnership Units	107,944

Balance at December 31, 2003	39,850,370

Issuance of Common Stock and Stock Option Exercises	2,621,082
Issuance of Restricted Stock Shares	216,617
Repurchase and Retirement of Restricted Stock Shares	(102,076)
Conversion of Operating Partnership Units	248,098

Balance at December 31, 2004	42,834,091

Issuance of Common Stock and Stock Option Exercises	1,480,942
Issuance of Restricted Stock Shares	200,042
Repurchase and Retirement of Restricted Stock Shares	(152,009)
Conversion of Operating Partnership Units	81,644

Balance at December 31, 2005	44,444,710

Non-Qualified Employee Stock Options

For the year ended December 31, 2003, certain employees of the Company exercised 531,473 non-qualified employee stock options. Net proceeds to the Company were approximately $14,799.

For the year ended December 31, 2004, certain employees of the Company exercised 1,663,652 non-qualified employee stock options. Net proceeds to the Company were approximately $37,301.

For the year ended December 31, 2005, certain employees of the Company exercised 248,881 non-qualified employee stock options. Net proceeds to the Company were approximately $6,698.

Restricted Stock

During the years ended December 31, 2005, 2004, and 2003 the Company awarded 200,042, 216,617 and 704,844 restricted shares of common stock, respectively, to certain employees and certain directors of the Company. See Note 13 for further disclosure on the Company’s employee benefit plans.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends/Distributions

The following table summarizes dividends/distributions declared for the past three years:

	Year Ended 2005		Year Ended 2004		Year Ended 2003
	Dividend/		Dividend/		Dividend/
	Distribution	Total	Distribution	Total	Distribution	Total
	per Share/	Dividend/	per Share/	Dividend/	per Share/	Dividend/
	Unit	Distribution	Unit	Distribution	Unit	Distribution

Common Stock/Operating Partnership Units	$2.7850	$139,168	$2.7500	$132,585	$2.7400	$126,699
Series C Preferred Stock	$215.6240	$4,313	$215.6240	$4,313	$215.6240	$4,313
Series D Preferred Stock	$—	$—	$86.6780	$4,334	$198.7480	$9,937
Series E Preferred Stock	$—	$—	$86.1320	$2,585	$197.5000	$5,926
Series F Preferred Stock	$6,236.0000	$3,118	$3,724.2800	$1,861	$—	$—
Series G Preferred Stock	$7,236.0000	$1,809	$4,321.5000	$1,080	$—	$—
Series H Preferred Stock	$—	$—	$629.5550	$315	$—	$—
Series I Preferred Stock	$1,930.2431	$1,448	$—	$—	$—	$—

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

In 2005, the Company acquired 161 industrial properties comprising, in the aggregate, approximately 20.1 million square feet (unaudited) of GLA and several land parcels. The gross purchase price for 160 industrial properties and several land parcels totaled approximately $752,674, (approximately $14,698 of which was made through the issuance of 366,472 Units relating to five properties) excluding costs incurred in conjunction with the acquisition of the properties. Additionally, one industrial property was acquired through foreclosure due to a default on a mortgage loan receivable. The Company also substantially completed development of five properties comprising approximately 1.8 million square feet (unaudited) of GLA at a cost of approximately $97,466. The Company reclassed the costs of the substantially completed developments from construction in progress to building, tenant improvements and leasing commissions.

Intangible Assets Subject To Amortization in the Period of Acquisition

The fair value of in-place leases, above market leases, and below market leases recorded as a result of the above acquisitions was $59,901, $6,137, and $(23,600), respectively at December 31, 2005. The weighted average life in months of in-place leases, above market leases, and below market leases recorded as a result of 2005 acquisitions was 137, 75 and 115 months, respectively.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

In 2003, the Company sold 130 industrial properties comprising approximately 7.4 million square feet (unaudited) of GLA and several land parcels. Ten of the 130 sold properties comprising approximately 1.4 million square feet (unaudited) of GLA were sold to the December 2001 Joint Venture. Gross proceeds from the sales of the 130 industrial properties and several land parcels were approximately $394,382. The gain on sale of real estate was approximately $95,279, of which $79,485 is shown in discontinued operations. In accordance with FAS 144, the results of operations and gain on sale of real estate, net of income taxes for the 120 of the 130 sold properties are included in discontinued operations.

In 2004, the Company sold 97 industrial properties comprising approximately 7.4 million square feet (unaudited) of GLA and several land parcels. Gross proceeds from the sales of the 97 industrial properties and several land parcels were approximately $424,878. The gain on sale of real estate was approximately $105,000, of which $88,245 is shown in discontinued operations. Ninety-two of the 97 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate, net of income taxes for the 92 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate, net of income taxes for the five industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

In 2005, the Company sold 96 industrial properties comprising approximately 12.8 million square feet (unaudited) of GLA and several land parcels. Of the 96 industrial properties sold, eight industrial property sales were to the March 2005 Joint Venture (see Note 4). Gross proceeds from the sales of the 96 industrial properties and several land parcels were approximately $656,094. The gain on sale of real estate was approximately $161,689, of which $131,955 is shown in discontinued operations. Eighty-six of the 96 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate for the 86 sold industrial properties that meet the criteria established by FAS 144 are included in discontinued operations. The results of operations and gain on sale of real estate for the ten industrial properties and several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

At December 31, 2005, the Company had 5 industrial properties comprising approximately 248,000 square feet (unaudited) of GLA held for sale. In accordance with FAS 144, the results of operations of the 5 industrial properties held for sale at December 31, 2005 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

The following table discloses certain information regarding the industrial properties included in discontinued operations by the Company for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,
	2005	2004	2003

Total Revenues	$25,132	$46,412	$84,035
Operating Expenses	(8,835)	(15,861)	(24,213)
Interest Expense	(373)	(609)	(561)
Depreciation and Amortization	(8,393)	(12,595)	(16,874)
Provision for Income Taxes Allocable to Operations	(2,035)	(2,533)	(1,439)
Gain on Sale of Real Estate	131,955	88,245	79,485
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(19,719)	(8,267)	(1,988)

Income from Discontinued Operations	$117,732	$94,792	$118,445

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In conjunction with certain property sales, the Company provided seller financing. At December 31, 2005, 2004 and 2003, the Company had mortgage notes receivable and accrued interest outstanding of approximately $24,118, $36,075 and $52,920, respectively, which is included as a component of prepaid expenses and other assets. Also, in December 2004, the Company sold $18,419 of its notes receivable to a third party for par.

9.	Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Interest paid, net of capitalized interest	$107,573	$98,910	$95,595

Interest capitalized	$3,271	$1,304	$761

Income Taxes Paid	$36,080	$7,936	$1,367

Supplemental schedule of noncash investing and financing activities:
Distribution payable on common stock/units	$35,752	$34,255	$31,889

Distribution payable on preferred stock	$3,757	$1,232	$—

Exchange of units for common shares:
Minority interest	$(1,951)	$(6,195)	$(2,750)
Common stock	1	3	1
Additional paid-in-capital	1,950	6,192	2,749

	$—	$—	$—

In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:
Deferred Purchase Price	$—	$—	$(10,425)

Accounts payable and accrued expenses	$(4,735)	$(3,231)	$(2,193)

Issuance of Operating Partnership Units	$(14,698)	$—	$—

Mortgage debt	($11,545)	$(18,244)	$(20,751)

Foreclosed property acquisition and write-off of a mortgage loan receivable	$3,870	$—	$—

Write-off of fully depreciated assets	$67,814	$26,041	$—

In conjunction with certain property sales, the Company provided seller financing or assigned a mortgage loan payable:
Notes receivable	$76,744	$92,146	$46,372

Mortgage Note Payable	$13,242	$—	$—

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings Per Share (“EPS”)

The computation of basic and diluted EPS is presented below.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Numerator:
(Loss) Income from Continuing Operations	$(31,654)	$18,946	$1,287
Gain on Sale of Real Estate, Net of Minority Interest and Income Tax	16,520	9,873	11,488
Less: Preferred Stock Dividends	(10,688)	(14,488)	(20,176)
Less: Redemption of Preferred Stock	—	(7,959)	—

(Loss) Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest — For Basic and Diluted EPS	(25,822)	6,372	(7,401)
Discontinued Operations, Net of Minority Interest and Income Tax	102,238	81,787	100,998

Net Income Available to Common Stockholders — For Basic and Diluted EPS	$76,416	$88,159	$93,597

Denominator:
Weighted Average Shares — Basic	42,431,109	40,557,053	38,541,571
Effect of Dilutive Securities:
Employee and Director Common Stock Options	—	227,423	—
Employee and Director Shares of Restricted Stock	—	103,551	—

Weighted Average Shares — Diluted	42,431,109	40,888,027	38,541,571

Basic EPS:
(Loss) Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest	$(0.61)	$0.16	$(0.19)

Discontinued Operations, Net of Minority Interest and Income Tax	$2.41	$2.02	$2.62

Net Income Available to Common Stockholders	$1.80	$2.17	$2.43

Diluted EPS:
(Loss) Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest	$(0.61)	$0.16	$(0.19)

Discontinued Operations, Net of Minority Interest and Income Tax	$2.41	$2.00	$2.62

Net Income Available to Common Stockholders	$1.80	$2.16	$2.43

Weighted average shares — diluted are the same as weighted average shares — basic for the years ended December 31, 2005 and 2003 as the dilutive effect of stock options and restricted stock was excluded because its inclusion would have been anti-dilutive to the loss from continuing operations available to common stockholders, net of minority interest. The dilutive stock options and restricted stock excluded from the computation are 141,625 and 82,888, respectively, for the year ended December 31, 2005 and 91,599 and 29,561, respectively, for the year ended December 31, 2003.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unvested restricted stock shares of 700,149, 823,836, and 847,103 were outstanding as of December 31, 2005, 2004, and 2003 respectively. Unvested restricted stock shares aggregating 182,651, 211,924, and 210,667 were antidilutive at December 31, 2005, 2004, and 2003, respectively, and accordingly, were excluded from dilution computations.

Additionally, options to purchase common stock of 546,723, 823,421, and 2,504,013 were outstanding as of December 31, 2005, 2004 and 2003, respectively. None of the options outstanding at December 31, 2005 and 2004 were antidilutive and options aggregating 1,858,191 were antidilutive at December 31, 2003, and accordingly, were excluded from dilution computations.

11.	Income Taxes

For income tax purposes, distributions paid to common shareholders are classified as ordinary income, capital gain, return of capital or qualified dividends. For the three years ended December 31, 2005, 2004 and 2003, the distributions per common share were classified as follows:

		As a Percentage		As a Percentage		As a Percentage
	2005	of Distributions	2004	of Distributions	2003	of Distributions

Ordinary income	$0.3278	11.77%	$0.3622	13.17%	$1.1516	42.03%
Short-term capital gains	—	—	0.0423	1.54%	—	—
Long-term capital gains	0.4289	15.40%	0.8654	31.47%	0.6173	22.53%
Unrecaptured Section 1250 gain	0.2158	7.75%	0.2503	9.10%	0.2666	9.73%
Return of capital	1.6276	58.44%	1.2298	44.72%	0.7045	25.71%
Qualified Dividends	0.1849	6.64%	—	—	—	—

	$2.785	100.00%	$2.7500	100.00%	$2.7400	100.00%

For income tax purposes, distributions paid to preferred shareholders are classified as ordinary income, capital gain, return of capital or qualified dividends. For the three years ended December 31, 2005, 2004 and 2003, the preferred distributions per depositary share were classified as follows:

		As a Percentage		As a Percentage		As a Percentage
	2005	of Distributions	2004	of Distributions	2003	of Distributions

Ordinary income	$0.5992	27.79%	$0.9249	23.81%	$3.4614	56.57%
Short-term capital gains	—	—	0.1080	2.78%	—	—
Long-term capital gains	0.8023	37.21%	2.2119	56.94%	1.8558	30.33%
Unrecaptured Section 1250 gain	0.4041	18.74%	0.6398	16.47%	0.8016	13.10%
Qualified Dividends	0.3506	16.26%	—	—	—	—

	$2.1562	100.00%	$3.8846	100.00%	$6.1188	100.00%

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income tax (expense) benefit for the Company’s taxable REIT subsidiary (the “TRS”) for the years ended December 31, 2005, 2004 and 2003 are comprised of the following:

	2005	2004	2003

Current:
Federal	$(19,265)	$(8,074)	$(873)
State	(4,519)	(1,654)	(218)
Deferred:
Federal	4,299	1,070	391
State	1,009	219	98

	$(18,476)	$(8,439)	$(602)

In addition to income tax expense/benefit recognized by the TRS, $1,956 of state income taxes was recognized by the Company and is included in income tax expense (benefit) on the consolidated statement of operations for the year ended December 31, 2005.

Deferred income taxes represent the tax effect of the temporary differences between the book and tax basis of assets and liabilities. Deferred tax assets (liabilities) of the TRS include the following as of December 31, 2005, 2004 and 2003:

	2005	2004	2003

Bad debt expense	$118	$—	$—
Investment in partnerships	648	—	—
Fixed assets	4,363	2,012	310
Prepaid rent	461	323	149
Capitalized general and administrative expense under 263(A)	2,696	818	576
Deferred losses/gains	878	334	1,054
Mark-to-Market of interest rate protection agreements	6	—	—
Capitalized interest under 263(A)	184	—	117

Total deferred tax assets	$9,354	$3,487	$2,206

Straight-line rent	(923)	(430)	(438)
Build to suit development	(66)	—	—

Total deferred tax liabilities	$(989)	$(430)	$(438)

Total net deferred tax asset	$8,365	$3,057	$1,768

The TRS does not have any net operating loss carryforwards or tax credit carryforwards.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The TRS’s components of income tax expense for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Tax expense associated with income from operations on sold properties which is included in discontinued operations	$(2,035)	$(2,533)	$(1,439)
Tax expense associated with gains and losses on the sale of real estate which is included in discontinued operations	(19,719)	(8,267)	(1,988)
Tax expense associated with gains and losses on the sale of real estate	(10,711)	(5,312)	(2,322)
Income tax benefit	13,989	7,673	5,147

Income tax expense	$(18,476)	$(8,439)	$(602)

In addition to the TRS’s income tax expense, the Company recognized $1,956 in state income taxes which are included in income tax benefit on the Company’s consolidated statement of operations for the year ended December 31, 2005.

The income tax benefit pertaining to income from continuing operations and gain on sale of real estate for the TRS differs from the amounts computed by applying the applicable federal statutory rate as follows:

	2005	2004	2003

Tax benefit at Federal rate related to continuing operations	1,479	2,099	2,008
State tax benefit, net of Federal benefit	213	418	295
Meals and Entertainment	(19)	(16)	(12)
Prior year provision to return adjustments	1,577	(112)	518
State tax rate differential	43	12	(27)
Other	(15)	(40)	43

Net Income tax benefit	3,278	2,361	2,825

In addition to the income tax benefit pertaining to income from continuing operations and gain on sale of real estate for the TRS, the income tax benefit from continuing operations on the Company’s Consolidated Statement of Operations for the year ended December 31, 2005 includes $1,956 of state income taxes recognized by the Company.

12.	Future Rental Revenues

The Company’s properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under non-cancelable operating leases in effect as of December 31, 2005 are approximately as follows:

2006	$275,202
2007	234,897
2008	188,003
2009	147,668
2010	112,392
Thereafter	418,420

Total	$1,376,582

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Employee Benefit Plans

The Company maintains three stock incentive plans (the “Stock Incentive Plans”) which are administered by the Compensation Committee of the Board of Directors. There are approximately 10.0 million shares reserved under the Stock Incentive Plans. Only officers, other employees of the Company, its Independent Directors and its affiliates generally are eligible to participate in the Stock Incentive Plans.

The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards, (iv) performance share awards and (v) dividend equivalent rights. The exercise price of the stock options is determined by the Compensation Committee. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Company. As of December 31, 2005, stock options and restricted stock covering 1.2 million shares were outstanding and 2.6 million shares were available under the Stock Incentive Plans. The outstanding stock options generally vest over one to three year periods and have lives of ten years. Stock option transactions are summarized as follows:

		Weighted
		Average	Exercise Price
	Shares	Exercise Price	per Share

Outstanding at December 31, 2002	3,142,635	$30.06	$18.25-$33.15
Exercised	(531,473)	$27.99	$20.25-$33.13
Expired or Terminated	(107,149)	$31.34	$25.13-$33.13

Outstanding at December 31, 2003	2,504,013	$30.45	$18.25-$33.15
Exercised	(1,663,652)	$30.33	$18.25-$33.15
Expired or Terminated	(16,940)	$30.17	$22.75-$33.13

Outstanding at December 31, 2004	823,421	$30.74	$18.25-$33.15
Exercised	(248,881)	$29.57	$18.25-$33.13
Expired or Terminated	(27,817)	$30.71	$25.13-$33.13

Outstanding at December 31, 2005	546,723	$31.27	$22.75-$33.15

The following table summarizes currently outstanding and exercisable options as of December 31, 2005:

	Number	Weighted	Weighted
	Outstanding	Average	Average
	and	Remaining	Exercise
Range of Exercise Price	Exercisable	Contractual Life	Price

$22.75-$27.69	49,070	2.74	26.25
$30.00-$33.15	497,653	4.83	31.76

In September 1994, the Board of Directors approved and the Company adopted a 401(k)/Profit Sharing Plan. Under the Company’s 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. The Company may make, but is not required to make, matching contributions. For the years ended December 31, 2005, 2004 and 2003, the Company made matching contributions of approximately $358, $305, and $109, respectively.

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

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had a fair value of approximately $8,379 on the date of grant. The restricted Common Stock vests over a period from one to ten years. Compensation expense will be charged to earnings over the vesting period.

During 2005, the Company awarded 189,878 shares of restricted Common Stock to certain employees and 10,164 shares of restricted Common Stock to certain Directors. These restricted shares of Common Stock had a fair value of approximately $8,381 on the date of grant. The restricted Common Stock vests over a period from one to ten years. Compensation expense will be charged to earnings over the vesting period.

14.	Related Party Transactions

The Company periodically engages in transactions for which CB Richard Ellis, Inc. acts as a broker. A relative of one of the Company’s officers/Directors is an employee of CB Richard Ellis, Inc. For the years ended December 31, 2005, 2004 and 2003, this relative received brokerage commissions in the amount of $285, $29 and $116, respectively.

15.	Commitments and Contingencies

In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.

Twelve properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times at appraised fair market value or at a fixed purchase price in excess of the Company’s depreciated cost of the asset. The Company has no notice of any exercise of any tenant purchase option.

The Company has committed to the construction of certain industrial properties totaling approximately 4.5 million square feet (unaudited) of GLA. The estimated total construction costs are approximately $182.0 million (unaudited). Of this amount, approximately $93.8 million (unaudited) remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated completion cost stated above.

At December 31, 2005, the Company had 17 other letters of credit outstanding in the aggregate amount of $7,596. These letters of credit expire between March 31, 2006 and December 31, 2007.

Ground and Operating Lease Agreements

Future minimum rental payments under the terms of all non-cancelable ground and operating leases under which the Company is the lessee, as of December 31, 2005, are as follows:

2006	$1,678
2007	1,171
2008	2,014
2009	1,657
2010	1,510
Thereafter	32,630

Total	$40,660

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Subsequent Events

On January 3, 2006, the Company paid fourth quarter 2005 dividends of $53.906 per share ($.53906 per Depositary Share) on its Series C Preferred Stock, totaling, in the aggregate, approximately $1,078; and a dividend of $1,930.243 per share ($.1930 per Depositary Share) on its Series I Preferred Stock, totaling, in the aggregate, approximately $1,448.

On January 5, 2006, the Company, through First Industrial Development Services, Inc., settled the interest rate protection agreement entered into in October 2005 with a notional value of $50,000 for a payment of $186.

The Company redeemed the Series I Preferred Stock on January 13, 2006 for $242,875.00 per share, and paid a prorated first quarter dividend of $470.667 per share, totaling approximately $353. In accordance with EITF D-42, due to the redemption of the Series I Preferred Stock, the initial offering costs associated with the issuance of the Series I Preferred Stock of approximately $.7 million will be reflected as a deduction from net income to arrive at net income available to common stockholders in determining earnings per share for the three months ended March 31, 2006.

On January 13, 2006, the Company issued 6,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company’s 7.25%, $.01 par value, Series J Flexible Cumulative Redeemable Preferred Stock (the “Series J Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. Dividends on the Series J Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. However, during any period that both (i) the depositary shares are not listed on the NYSE or AMEX, or quoted on NASDAQ, and (ii) the Company is not subject to the reporting requirements of the Exchange Act, but the preferred shares are outstanding, the Company will increase the dividend on the preferred shares to a rate of 8.25% of the liquidation preference per year. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series J Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series C Preferred Stock, Series F Preferred Stock, Series G Preferred Stock and Series I Preferred Stock. The Series J Preferred Stock is not redeemable prior to January 15, 2011. However, if at any time both (i) the depositary shares cease to be listed on the NYSE or the AMEX, or quoted on NASDAQ, and (ii) the Company ceases to be subject to the reporting requirements of the Exchange Act, but the preferred shares are outstanding, then the preferred shares will be redeemable, in whole but not in part at the Company’s option, within 90 days of the date upon which the depositary shares cease to be listed and the Company ceases to be subject to such reporting requirements, at a redemption price equivalent to $25.00 per Depositary Share, plus all accrued and unpaid dividends to the date of redemption. On or after January 15, 2011, the Series J Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $150,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series J Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

On January 23, 2006, the Company and the Operating Partnership paid a fourth quarter 2005 distribution of $.7000 per common share/unit, totaling approximately $35,752.

On March 8, 2006, the Company declared a first quarter 2006 distribution of $.7000 per common share/unit on its common stock/units which is payable on April 17, 2006. The Company also declared first quarter 2006 dividends of $53.906 per share ($.53906 per Depositary Share), on its Series C Preferred Stock, totaling, in the aggregate, approximately $1,078, which is payable on March 31, 2006; semi-annual dividends of $3,118.00 per share ($31.18 per Depositary Share) on its Series F Preferred Stock, totaling, in the aggregate, approximately $1,559, which is payable on March 31, 2006; semi-annual dividends of $3,618.00 per share ($36.18 per Depositary Share) on its Series G Preferred Stock, totaling, in the aggregate, approximately $904, which is payable on March 31, 2006; and quarterly dividends of $3.927.08 per share ($.3927 per Depositary

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share) on its Series J Preferred Stock, totaling, in the aggregate, approximately $2,356, which is payable on March 31, 2006.

From January 1, 2006 to March 8, 2006, the Company awarded 303,142 shares of restricted common stock to certain employees and 1,169 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $11,957 on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting period.

From January 1, 2006 to March 6, 2006, the Company acquired 23 industrial properties and several land parcels for a total estimated investment of approximately $149,705 (approximately $867 of which was made through the issuance of Units). The Company also sold 16 industrial properties including the industrial property that is accounted for as a build to suit development for sale, for approximately $240,095 of gross proceeds during this period.

On January 10, 2006, the Company, through the Operating Partnership, issued $200,000 of senior unsecured debt which matures on January 15, 2016 and bears a coupon interest rate of 5.75% (the “2016 Notes”). The issue price of the 2016 Notes was 99.653%. Interest is paid semi-annually in arrears on January 15 and July 15. In December 2005, the Company also entered into interest rate protection agreements which were used to fix the interest rate on the 2016 Notes prior to issuance. The Company settled the interest rate protection agreements on January 9, 2006 for a payment of approximately $1,729, which will be included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements will be amortized over the life of the 2016 Notes as an adjustment to interest expense. Including the impact of the offering discount and the settlement amount of the interest rate protection agreements, the Company’s effective interest rate on the 2016 Notes is 5.91%. The 2016 Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.

On January 10, 2006, the Company, through the Operating Partnership, paid off and retired the 2005 Unsecured Line of Credit II.

On January 12, 2006, the Company paid off and retired the Acquisition Mortgage Loan XV.

On March 1, 2006, the Company paid off and retired the Acquisition Mortgage Loan V.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Financial Information (unaudited)

The following table summarizes quarterly financial information of the Company. The first, second and third fiscal quarters of 2005 and all fiscal quarters in 2004 have been revised in accordance with FAS 144.

Net income available to common stockholders and basic and diluted EPS from net income available to common stockholders has not been affected.

	Year Ended December 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total Revenues	$82,027	$81,215	$98,455	$105,432
Equity in (Loss) Income of Joint Ventures	(122)	(98)	3,978	(59)
Minority Interest Allocable to Continuing Operations	1,222	1,652	1,431	2,057
Loss from Continuing Operations, Net of Income Tax and Minority Interest	(5,885)	(8,819)	(7,123)	(9,894)
Income from Discontinued Operations, Net of Income Tax	11,689	33,387	33,810	38,929
Minority Interest Allocable to Discontinued Operations	(1,534)	(4,367)	(4,466)	(5,146)
Gain on Sale of Real Estate, Net of Income Tax	13,950	1,786	1,470	1,815
Minority Interest Allocable to Gain on Sale of Real Estate	(1,830)	(234)	(194)	(240)
Net Income	16,390	21,753	23,497	25,464
Preferred Stock Dividends	(2,310)	(2,310)	(2,310)	(3,758)

Net Income Available to Common Stockholders	$14,080	$19,443	$21,187	$21,706

Basic Earnings Per Share:
Income (Loss) From Continuing Operations	$0.09	$(0.23)	$(0.19)	$(0.28)

Income From Discontinued Operations	$0.24	$0.69	$0.69	$0.79

Net Income Available to Common Stockholders	$0.33	$0.46	$0.50	$0.51

Weighted Average Shares Outstanding	42,158	42,285	42,468	42,806

Diluted Earnings Per Share:
Income (Loss) From Continuing Operations	$0.09	$(0.23)	$(0.19)	$(0.28)

Income From Discontinued Operations	$0.24	$0.69	$0.69	$0.79

Net Income Available to Common Stockholders	$0.33	$0.46	$0.50	$0.51

Weighted Average Shares Outstanding	42,466	42,285	42,468	42,806

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total Revenues	$73,136	$70,906	$72,982	$79,676
Equity in Income (Loss) of Joint Ventures	245	301	36,763	(8)
Minority Interest Allocable to Continuing Operations	856	2,186	(3,537)	1,044
(Loss) Income from Continuing Operations, Net of Income Tax and Minority Interest	(186)	(1,345)	24,727	(3,912)
Income from Discontinued Operations, Net of Income Tax	30,412	29,338	11,595	23,106
Minority Interest Allocable to Discontinued Operations	(4,343)	(4,034)	(1,587)	(3,052)
Gain on Sale of Real Estate, Net of Income Tax	2,516	2,643	2,026	4,264
Minority Interest Allocable to Gain Sale of Real Estate	(359)	(363)	(277)	(563)
Net Income	28,040	26,239	36,484	19,843
Preferred Stock Dividends	(5,044)	(4,790)	(2,344)	(2,310)
Less: Redemption of Preferred Stock	—	(7,359)	(600)	—

Net Income Available to Common Stockholders	$22,996	$14,090	$33,540	$17,533

Basic Earnings Per Share:
(Loss) Income From Continuing Operations	$(0.08)	$(0.28)	$0.58	$(0.06)

Income from Discontinued Operations	$0.66	$0.63	$0.25	$0.48

Net Income Available to Common Stockholders	$0.58	$0.35	$0.83	$0.42

Weighted Average Shares Outstanding	39,530	40,336	40,450	41,899

Diluted Earnings Per Share:
(Loss) Income From Continuing Operations	$(0.08)	$(0.28)	$0.58	$(0.06)

Income from Discontinued Operations	$0.66	$0.63	$0.25	$0.48

Net Income Available to Common Stockholders	$0.58	$0.35	$0.82	$0.42

Weighted Average Shares Outstanding	39,530	40,336	40,764	41,899

18.	Pro Forma Financial Information (unaudited)

The following Pro Forma Condensed Statements of Operations for the years ended December 31, 2005 and 2004 (the “Pro Forma Statements”) are presented as if the acquisition of 73 operating industrial properties between January 1, 2005 and December 31, 2005 as if the acquisitions had occurred at the beginning of each year. The Pro Forma Statements do not include acquisitions between January 1, 2005 and December 31, 2005 for industrial properties that were vacant upon purchase, were leased back to the sellers upon purchase or were subsequently sold before December 31, 2005. The Pro Forma Condensed Statements of Operations include all necessary adjustments to reflect the occurrence of purchases and sales of properties during 2005 as of January 1, 2005 and 2004.

The Pro Forma Statements are not necessarily indicative of what the Company’s results of operations would have been for the years ended December 31, 2005 and 2004, nor do they purport to present the future results of operations of the Company.

Pro Forma Condensed Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Total Revenues	$390,716	$329,152
(Loss) Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest	(16,869)	17,661
Income from Discontinued Operations, Net of Minority Interest and Income Taxes	102,449	83,321
Net Income	$96,268	$123,429
Less: Preferred Dividends	$(10,688)	$(14,488)
Less: Redemption of Preferred Stock	—	$(7,959)

Net Income Available to Common Stockholders	$85,580	$100,982
(Loss) Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest Per Weighted Average Common Share Outstanding
Basic	$(0.40)	$0.44

Diluted	$(0.40)	$0.43

Income from Discontinued Operations, Net of Minority Interest and Income Taxes Per Weighted Average Common Share Outstanding
Basic	$2.41	$2.05

Diluted	$2.41	$2.04

Net Income Available to Common Stockholders Per Weighted Average Common Share Outstanding
Basic	$2.02	$2.49

Diluted	$2.02	$2.47

FIRST INDUSTRIAL REALTY TRUST, INC.
SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As Of December 31, 2005

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
	(Dollars in thousands)

Atlanta
4250 River Green Parkway	Duluth, GA		264	$1,522	$93	$264	$1,615	$1,879	$453	1988	(o)
3450 Corporate Parkway	Duluth, GA		506	2,904	444	506	3,348	3,854	953	1988	(o)
3425 Corporate Parkway	Duluth, GA		385	2,212	199	385	2,411	2,796	740	1990	(o)
1650 GA Highway 155	McDonough, GA		788	4,544	204	788	4,748	5,536	1,331	1991	(o)
14101 Industrial Park Boulevard	Covington, GA		285	1,658	703	285	2,361	2,646	581	1984	(o)
801-804 Blacklawn Road	Conyers, GA		361	2,095	842	361	2,937	3,298	807	1982	(o)
1665 Dogwood Drive	Conyers, GA		635	3,662	78	635	3,739	4,374	1,072	1973	(o)
1715 Dogwood Drive	Conyers, GA		288	1,675	80	288	1,755	2,043	493	1973	(o)
11235 Harland Drive	Covington, GA		125	739	88	125	827	952	226	1988	(o)
4050 Southmeadow Parkway	Atlanta, GA		401	2,813	311	425	3,100	3,525	889	1991	(o)
4051 Southmeadow Parkway	Atlanta, GA		726	4,130	1,084	726	5,214	5,940	1,594	1989	(o)
4071 Southmeadow Parkway	Atlanta, GA		750	4,460	974	828	5,356	6,184	1,518	1991	(o)
4081 Southmeadow Parkway	Atlanta, GA		1,012	5,918	1,586	1,157	7,359	8,516	1,842	1989	(o)
370 Great Southwest Parkway(k)	Atlanta, GA		527	2,984	579	546	3,544	4,089	847	1986	(o)
955 Cobb Place	Kennesaw, GA		780	4,420	417	804	4,813	5,617	1,000	1991	(o)
2039 Monier Blvd	Lithia Springs, GA		501	2,770	148	501	2,917	3,419	445	1999	(o)
1005 Sigman Road	Conyers, GA		566	3,134	160	574	3,285	3,860	515	1986	(o)
2050 East Park Drive	Conyers, GA		452	2,504	111	459	2,608	3,067	405	1998	(o)
220 Greenwood Court	McDonough, GA		1,700	—	9,402	1,700	9,402	11,102	943	2000	(o)
1256 Oakbrook Drive	Norcross, GA		336	1,907	310	339	2,215	2,553	286	1984	(o)
1265 Oakbrook Drive	Norcross, GA		307	1,742	185	309	1,926	2,235	209	1984	(o)
1266 Oakbrook Drive	Norcross, GA		234	1,326	54	235	1,378	1,613	152	1984	(o)
1275 Oakbrook Drive	Norcross, GA		400	2,269	99	403	2,365	2,768	260	1986	(o)
1280 Oakbrook Drive	Norcross, GA		281	1,592	235	283	1,826	2,108	225	1986	(o)
1300 Oakbrook Drive	Norcross, GA		420	2,381	185	423	2,563	2,986	274	1986	(o)
1325 Oakbrook Drive	Norcross, GA		332	1,879	207	334	2,084	2,417	238	1986	(o)
1351 Oakbrook Drive	Norcross, GA		370	2,099	118	373	2,215	2,588	252	1984	(o)
1346 Oakbrook Drive	Norcross, GA		740	4,192	128	744	4,315	5,059	484	1985	(o)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
	(Dollars in thousands)

1412 Oakbrook Drive	Norcross, GA		313	1,776	206	315	1,980	2,296	227	1985	(o)
7800 The Bluffs(r)	Austell, GA		490	2,415	447	496	2,856	3,352	247	1995	(o)
Greenwood Industrial Park	McDonough, GA		1,550	—	7,485	1,550	7,485	9,035	252	2003	(o)
3060 South Park Blvd	Ellenwood, GA		1,600	12,464	961	1,603	13,422	15,025	1,120	1992	(o)
46 Kent Drive	Cartersville, GA		875	2,476	13	879	2,485	3,364	55	2001	(o)
100 Dorris Williams Industrial -King	Atlanta, GA	(j)	401	3,754	42	406	3,791	4,197	127	2000	(o)
605 Stonehill Diver	Atlanta, GA		485	1,979	24	490	1,998	2,488	93	1970	(o)
5095 Phillips Lee Drive	Atlanta, GA		735	3,627	24	740	3,646	4,386	82	1985/1990	(o)
6514 Warren Drive	Norcross, GA		510	1,250	9	513	1,256	1,769	58	1999	(o)
6544 Warren Drive	Norcross, GA		711	2,310	16	715	2,322	3,037	58	1999	(o)
720 Industrial Boulevard	Dublin, GA		250	2,632	18	252	2,648	2,900	56	1973/2000	(o)
5356 East Ponce DeLeon	One Mountain, GA		604	3,888	20	607	3,905	4,512	25	1982	(o)
5390 East Ponce DeLeon	One Mountain, GA		397	1,791	11	399	1,800	2,199	11	1982	(o)
195 & 197 Collins Boulevard	Athens, GA		1,410	5,344	37	1,419	5,372	6,791	107	1969/1984	(o)
4349 Avery Drive	Gainsville, GA		1,862	4,322	34	1,873	4,344	6,218	75	1977	(o)
Baltimore
3431 Benson	Baltimore, MD		553	3,062	317	562	3,370	3,932	667	1988	(o)
1820 Portal	Baltimore, MD	(f)	884	4,891	455	899	5,330	6,230	1,018	1982	(o)
8900 Yellow Brick Road	Baltimore, MD		447	2,473	372	475	2,817	3,292	550	1982	(o)
7476 New Ridge	Hanover, MD		394	2,182	385	401	2,560	2,961	471	1987	(o)
504 Advantage Way(r)	Aberdeen, MD		2,799	15,864	813	2,802	16,674	19,476	1,154	1987/92	(o)
9700 Martin Luther King Hwy	Lanham, MD		700	1,920	720	700	2,640	3,340	276	1980	(o)
9730 Martin Luther King Hwy	Lanham, MD		500	955	678	500	1,633	2,133	146	1980	(o)
4600 Boston Way	Lanham, MD		1,400	2,482	217	1,400	2,699	4,099	242	1980	(o)
4621 Boston Way(r)	Lanham, MD		1,100	3,070	369	1,100	3,439	4,539	286	1980	(o)
4720 Boston Way(r)	Lanham, MD		1,200	2,174	930	1,200	3,104	4,304	321	1979	(o)
2250 Randolph Drive	Dulles, VA		3,200	8,187	36	3,208	8,215	11,423	363	1999	(o)
22630 Dulles Summit Court	Dulles, VA		2,200	9,346	127	2,206	9,467	11,673	397	1998	(o)
4201 Forbes Boulevard	Lanham, MD		356	1,823	191	375	1,995	2,370	49	1989	(o)
4370-4383 Lottsford Vista Road	Lanham, MD		279	1,358	68	296	1,408	1,705	45	1989	(o)
4400 Lottsford Vista Road	Lanham, MD		351	1,955	108	372	2,042	2,414	54	1989	(o)
4420 Lottsford Vista Road	Lanham, MD		539	2,196	118	568	2,285	2,853	66	1989	(o)
11204 McCormick Road	Hunt Valley, MD		1,017	3,132	81	1,038	3,192	4,230	18	1962	(o)
11110 Pepper Road	Hunt Valley, MD		918	2,529	68	938	2,577	3,515	12	1964	(o)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
	(Dollars in thousands)

11100 Gilroy Road	Hunt Valley, MD		901	1,455	43	919	1,480	2,399	8	1972	(o)
318 Clubhouse	Hunt Valley, MD		701	1,691	(24)	718	1,650	2,368	11	1984	(o)
336 Clubhouse	Hunt Valley, MD		982	3,158	82	1,004	3,218	4,222	18	1976	(o)
10709 Gilroy Road	Hunt Valley, MD		907	2,884	(173)	913	2,705	3,618	15	1978	(o)
10707 Gilroy Road	Hunt Valley, MD		1,111	3,819	96	1,136	3,890	5,026	21	1977	(o)
10947 Golden West	Hunt Valley, MD		1,134	3,436	64	1,135	3,499	4,634	13	1983	(o)
38 Loveton Circle	Hunt Valley, MD		1,664	2,151	77	1,701	2,191	3,892	19	1983	(o)
7120-7132 Ambassador Road	Hunt Valley, MD		829	1,329	15	847	1,326	2,173	9	1970	(o)
7142 Ambassador Road	Hunt Valley, MD		924	2,876	71	942	2,929	3,871	9	1973	(o)
7144-7160 Ambassador Road	Hunt Valley, MD		979	1,672	67	1,000	1,718	2,718	14	1974	(o)
7223-7249 Ambassador Road	Hunt Valley, MD		1,283	2,674	103	1,311	2,748	4,060	21	1967/87	(o)
7200 Rutherford	Hunt Valley, MD		1,032	2,150	62	1,054	2,190	3,244	17	1978	(o)
2700 Lord Baltimore	Hunt Valley, MD		875	1,826	(58)	897	1,746	2,643	13	1978	(o)
9800 Martin Luther King Hwy	Lanham, MD		1,200	2,457	543	1,200	3,000	4,200	258	1978	(o)
4501 Hollins Ferry Road	Baltimore, MD		3,000	10,108	929	3,058	10,979	14,037	509	1982/92	(o)
11212 McCormick Road	Hunt Valley, MD		776	623	37	798	638	1,436	6	1961/1973	(o)
Central Pennsylvania
1214-B Freedom Road	Cranberry Township, PA		31	994	612	200	1,438	1,637	761	1982	(o)
401 Russell Drive	Middletown, PA		262	857	2,065	287	2,896	3,184	1,371	1990	(o)
2700 Commerce Drive	Middletown, PA		196	997	710	206	1,697	1,903	827	1990	(o)
2701 Commerce Drive	Middletown, PA		141	859	1,160	164	1,996	2,160	841	1989	(o)
2780 Commerce Drive	Middletown, PA		113	743	1,039	209	1,687	1,895	832	1989	(o)
5020 Louise Drive	Mechanicsburg, PA		707	—	2,901	716	2,892	3,608	720	1995	(o)
350 Old Silver Springs Road	Mechanicsburg, PA		510	2,890	4,493	541	7,352	7,893	1,426	1968/97	(o)
16522 Hunters Green Parkway	Hagerstown, MD	(h)	1,390	13,104	3,902	1,863	16,534	18,396	1,088	2000	(o)
18212 Shawley Drive	Hagerstown, MD		1,000	5,847	106	1,016	5,937	6,953	276	1992	(o)
301 Railroad Avenue	Shiremanstown, PA		1,181	4,447	1,212	1,343	5,497	6,840	222	1970	(o)
431 Railroad Avenue	Shiremanstown, PA		1,293	7,164	289	1,340	7,406	8,746	244	1968	(o)
Golden Eagle Business Center	Harrisburg, PA		585	3,176	83	600	3,245	3,844	57	2000	(o)
270 Old Silver Spring Road	Mechanicsburg, PA		350	—	3,649	350	3,649	3,999	332	2001	(o)
37 Valleyview Business Park	Jessup, PA		542	—	2,971	542	2,972	3,513	77	2004	(o)
170 Marcel Drive	Winchester, VA		1,544	5,463	266	1,544	5,730	7,273	—	1997	(o)
320 Museum Road	Washington, PA		201	1,819	33	205	1,849	2,053	18	1967/75	(o)
Chicago
720-730 Landwehr Road	Northbrook, IL		521	2,982	1,143	521	4,125	4,646	1,131	1978	(o)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
	(Dollars in thousands)

20W201 101st Street	Lemont, IL		967	5,554	875	968	6,428	7,396	1,911	1988	(o)
3600 West Pratt Avenue	Lincolnwood, IL		1,050	5,767	1,238	1,050	7,005	8,055	2,021	1953/88	(o)
6750 South Sayre Avenue	Bedford Park, IL		224	1,309	433	224	1,742	1,966	441	1975	(o)
585 Slawin Court	Mount Prospect, IL		611	3,505	183	611	3,688	4,300	1,021	1992	(o)
2300 Windsor Court	Addison, IL		688	3,943	504	696	4,439	5,135	1,344	1986	(o)
3505 Thayer Court	Aurora, IL		430	2,472	35	430	2,507	2,938	717	1989	(o)
305-311 Era Drive	Northbrook, IL		200	1,154	146	205	1,296	1,501	361	1978	(o)
4330 South Racine Avenue	Chicago, IL		448	1,893	550	468	2,424	2,891	1,872	1978	(o)
12241 Melrose Street	Franklin Park, IL		332	1,931	1,826	469	3,620	4,089	1,091	1969	(o)
3150-3160 MacArthur Boulevard	Northbrook, IL		429	2,518	23	429	2,541	2,970	736	1978	(o)
365 North Avenue	Carol Stream, IL		1,081	6,882	3,890	1,111	10,742	11,853	2,909	1969	(o)
305-307 East North Ave	Carol Stream, IL		126	—	2,717	128	2,716	2,844	360	1999	(o)
11939 S Central Avenue	Alsip, IL		1,208	6,843	2,155	1,305	8,900	10,205	1,829	1972	(o)
405 East Shawmut	LaGrange, IL		368	2,083	365	387	2,428	2,815	486	1965	(o)
1010-50 Sesame Street	Bensenville, IL		979	5,546	2,285	1,048	7,761	8,810	1,305	1976	(o)
7401 South Pulaski	Chicago, IL		664	3,763	1,215	669	4,974	5,643	1,024	1975/86	(o)
7501 S. Pulaski	Chicago, IL		318	2,038	738	318	2,777	3,094	514	1975/86	(o)
385 Fenton Lane	West Chicago, IL		868	4,918	567	884	5,468	6,352	1,263	1990	(o)
905 Paramount	Batavia, IL		243	1,375	391	252	1,757	2,009	355	1977	(o)
1005 Paramount	Batavia, IL		282	1,600	454	293	2,043	2,336	401	1978	(o)
2120-24 Roberts	Broadview, IL		220	1,248	369	231	1,607	1,838	391	1960	(o)
700 Business Center Drive	Mount Prospect, IL		270	1,492	120	288	1,594	1,882	202	1980	(o)
800 Business Center Drive	Mount Prospect, IL		631	3,493	233	666	3,691	4,358	468	1988/99	(o)
580 Slawin Court	Mount Prospect, IL		233	1,292	234	254	1,505	1,760	180	1985	(o)
1150 Feehanville Drive	Mount Prospect, IL		260	1,437	131	273	1,555	1,829	203	1983	(o)
1200 Business Center D rive	Mount Prospect, IL		765	4,237	335	814	4,524	5,338	576	1988/2000	(o)
1331 Business Center Drive	Mount Prospect, IL		235	1,303	136	255	1,419	1,674	181	1985	(o)
19W661 101st Street	Lemont, IL		1,200	6,643	1,400	1,220	8,023	9,242	844	1988	(o)
175 Wall Street	Glendale Heights, IL		427	2,363	191	433	2,548	2,981	236	1990	(o)
800-820 Thorndale Avenue	Bensenville, IL		751	4,159	109	761	4,258	5,019	326	1985	(o)
830-890 Supreme Drive	Bensenville, IL		671	3,714	247	679	3,953	4,632	406	1981	(o)
1661 Feehanville Drive	Mount Prospect, IL		985	5,455	1,134	1,044	6,530	7,574	845	1986	(o)
2250 Arthur Avenue.	Elk Grove Village, IL		800	1,543	41	809	1,576	2,384	208	1973/86	(o)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
	(Dollars in thousands)

1850 Touhy & 1158-60 McCage Ave	Elk Grove Village, IL		1,500	4,842	57	1,514	4,885	6,399	351	1978	(o)
1088-1130 Thorndale Avenue	Bensenville, IL		2,103	3,674	12	2,108	3,681	5,789	93	1983	(o)
855-891 Busse(Route 83)	Bensenville, IL		1,597	2,767	11	1,601	2,774	4,375	72	1983	(o)
1060-1074 W. Thorndale Ave.	Bensenville, IL		1,704	2,108	31	1,709	2,134	3,843	61	1982	(o)
400 Crossroads Parkway	Bolingbrook, IL		1,178	9,453	26	1,181	9,476	10,657	159	1988	(o)
7609 West Industrial Drive	Forest Park, IL		1,207	2,343	161	1,213	2,497	3,711	69	1974	(o)
7801 West Industrial Drive	Forest Park, IL		1,215	3,020	19	1,220	3,034	4,254	74	1976	(o)
825 East 26th Street	LaGrange Park, IL		1,547	2,078	149	1,617	2,157	3,774	54	1959/88	(o)
501 Airport Road(r)	Aurora, IL		694	—	5,256	694	5,256	5,950	415	2002	(o)
251 Airport Road(r)	Aurora, IL		983	—	6,653	983	6,654	7,636	657	2002	(o)
1900-1960 Devon Avenue	Elk Grove Village, IL		1,154	2,552	195	1,167	2,734	3,901	124	1979	(o)
3686 South Central	Rockford, IL		200	2,520	11	200	2,531	2,731	72	1998	(o)
749 Southrock	Rockford, IL		379	2,814	13	380	2,825	3,206	105	1992	(o)
725 Kimberly Drive	Carol Stream, IL		793	1,395	10	801	1,397	2,198	23	1987	(o)
2802 Bloomington Road	Champaign, IL		1,002	7,544	45	1,007	7,583	8,591	47	1996	(o)
17001 S. Vincennes	Thornton, IL		497	504	6	500	507	1,007	9	1974	(o)
Cincinnati
9900-9970 Princeton	Cincinnati, OH		545	3,088	1,709	566	4,775	5,342	1,315	1970	(o)
2940 Highland Avenue	Cincinnati, OH		1,717	9,730	2,258	1,772	11,933	13,705	3,151	1969/74	(o)
4700-4750 Creek Road	Blue Ash, OH		1,080	6,118	772	1,109	6,860	7,970	1,788	1960	(o)
12072 Best Place	Springboro, OH		426	—	3,177	443	3,160	3,604	610	1984	(o)
901 Pleasant Valley Drive	Springboro, OH		304	1,721	166	316	1,875	2,191	370	1984/94	(o)
4440 Mulhauser Road	Cincinnati, OH		655	39	5,741	655	5,780	6,435	1,197	1999	(o)
4434 Mulhauser Road	Cincinnati, OH		444	16	4,684	463	4,681	5,144	764	1999	(o)
9449 Glades Drive	Hamilton, OH		465	—	4,080	477	4,068	4,545	581	1999	(o)
420 Wars Corner Road(r)	Loveland, OH		600	1,083	1,010	606	2,087	2,693	324	1985	(o)
422 Wards Corner Road	Loveland, OH		600	1,811	451	605	2,256	2,862	354	1985	(o)
4436 Muhlhauser Road(r)	Hamilton, OH		630	—	5,663	630	5,664	6,293	607	2001	(o)
4438 Muhlhauser Road(r)	Hamilton, OH		779	—	6,823	779	6,823	7,602	680	2000	(o)
9200 Brookfield Court	Florence, KY		578	3,551	72	582	3,619	4,201	120	1996	(o)
4663 Dues Drive	West Chester, OH		858	2,273	204	875	2,460	3,335	130	1972	(o)
7401 Fremont Pike #1	Perrysburg, OH		291	1,130	26	296	1,151	1,447	7	1955/70	(o)
7401 Fremont Pike #2	Perrysburg, OH		280	1,088	25	285	1,108	1,393	7	1980	(o)
7401 Fremont Pike #3	Perrysburg, OH		334	1,300	30	340	1,324	1,664	8	1984	(o)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
	(Dollars in thousands)

7401 Fremont Pike #4	Perrysburg, OH		502	1,952	44	511	1,987	2,498	13	1985	(o)
7401 Fremont Pike #5	Perrysburg, OH		340	1,323	31	346	1,347	1,694	8	1990	(o)
7401 Fremont Pike #6	Perrysburg, OH		340	1,323	31	346	1,347	1,694	8	1990	(o)
7401 Fremont Pike #7	Perrysburg, OH		357	1,389	33	364	1,415	1,779	9	1991	(o)
7401 Fremont Pike #8	Perrysburg, OH		704	2,739	64	717	2,789	3,507	18	1993	(o)
7401 Fremont Pike #9	Perrysburg, OH		18	68	2	18	70	88	0	1998	(o)
7401 Fremont Pike #10	Perrysburg, OH		38	149	4	39	152	191	1	1951	(o)
Cleveland
1 Allen Bradley Drive	Mayfield Heights, OH		3,034	48,475	269	3,051	48,726	51,778	276	1995	(o)
Columbus
3800 Lockbourne Industrial Pkwy	Columbus, OH		1,045	6,421	14	1,045	6,435	7,480	1,529	1986	(o)
3880 Groveport Road	Columbus, OH		1,955	12,154	600	1,955	12,755	14,709	3,087	1986	(o)
1819 North Walcutt Road	Columbus, OH		637	4,590	(296)	637	4,294	4,931	1,105	1973	(o)
4300 Cemetary Road(r)	Hillard, OH		764	6,248	(1,424)	764	4,823	5,588	1,133	1968/74	(o)
4115 Leap Road(k)	Hillard, OH		756	4,297	485	756	4,781	5,537	892	1977	(o)
3300 Lockbourne	Columbus, OH		708	3,920	1,241	710	5,159	5,869	1,075	1964	(o)
1076 Pittsburgh Drive	Delaware, OH		2,497	5,103	22	2,505	5,117	7,622	157	1996	(o)
6150 Huntley Road	Columbus, OH		986	5,162	16	989	5,175	6,164	101	2002	(o)
Dallas/Fort Worth
1275-1281 Roundtable Drive	Dallas, TX		117	839	53	117	892	1,009	184	1966	(o)
2406-2416 Walnut Ridge	Dallas, TX		178	1,006	290	183	1,291	1,474	278	1978	(o)
12750 Perimiter Drive	Dallas, TX		638	3,618	635	660	4,232	4,892	805	1979	(o)
1324-1343 Roundtable Drive	Dallas, TX		178	1,006	227	184	1,227	1,411	240	1972	(o)
2401-2419 Walnut Ridge	Dallas, TX		148	839	119	153	953	1,106	201	1978	(o)
4248-4252 Simonton	Farmers Ranch, TX		888	5,032	412	920	5,412	6,332	1,169	1973	(o)
900-906 Great Southwest Pkwy	Arlington, TX		237	1,342	596	270	1,905	2,175	368	1972	(o)
2179 Shiloh Road	Garland, TX		251	1,424	68	256	1,486	1,742	299	1982	(o)
2159 Shiloh Road	Garland, TX		108	610	40	110	648	758	130	1982	(o)
2701 Shiloh Road	Garland, TX		818	4,636	1,209	923	5,740	6,663	1,275	1981	(o)
12784 Perimeter Drive(l)	Dallas, TX		350	1,986	461	396	2,401	2,797	494	1981	(o)
3000 West Commerce	Dallas, TX		456	2,584	530	469	3,101	3,570	599	1980	(o)
3030 Hansboro	Dallas, TX		266	1,510	385	276	1,885	2,161	382	1971	(o)
5222 Cockrell Hill	Dallas, TX		296	1,677	389	306	2,056	2,363	390	1973	(o)
405-407 113th	Arlington, TX		181	1,026	431	185	1,452	1,637	264	1969	(o)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
	(Dollars in thousands)

816 111th Street	Arlington, TX		251	1,421	224	258	1,638	1,896	330	1972	(o)
7341 Dogwood Park	Richland Hills, TX		79	435	219	84	649	732	152	1973	(o)
7427 Dogwood Park	Richland Hills, TX		96	532	556	102	1,083	1,185	142	1973	(o)
7348-54 Tower Street	Richland Hills, TX		88	489	196	94	679	773	120	1978	(o)
7370 Dogwood Park	Richland Hills, TX		91	503	97	96	594	691	122	1987	(o)
7339-41 Tower Street	Richland Hills, TX		98	541	66	104	601	705	109	1980	(o)
7437-45 Tower Street	Richland Hills, TX		102	563	79	108	635	743	124	1977	(o)
7331-59 Airport Freeway	Richland Hills, TX		354	1,958	363	372	2,303	2,675	411	1987	(o)
7338-60 Dogwood Park	Richland Hills, TX		106	587	102	112	683	796	127	1978	(o)
7450-70 Dogwood Park	Richland Hills, TX		106	584	125	112	703	815	140	1985	(o)
7423-49 Airport Freeway	Richland Hills, TX		293	1,621	334	308	1,940	2,248	421	1985	(o)
7400 Whitehall Street	Richland Hills, TX		109	603	91	115	688	804	126	1994	(o)
1602-1654 Terre Colony	Dallas, TX		458	2,596	230	468	2,816	3,284	467	1981	(o)
3330 Duncanville Road	Dallas, TX		197	1,114	28	199	1,139	1,338	158	1987	(o)
6851-6909 Snowden Road	Fort Worth, TX		1,025	5,810	483	1,038	6,280	7,318	905	1985/86	(o)
2351-2355 Merritt Drive	Garland, TX		101	574	125	103	698	800	118	1986	(o)
10575 Vista Park	Dallas, TX		366	2,074	214	371	2,283	2,654	322	1988	(o)
701-735 North Plano Road	Richardson, TX		696	3,944	118	705	4,053	4,758	576	1972/94	(o)
2259 Merritt Drive	Garland, TX		96	544	45	97	588	685	82	1986	(o)
2260 Merritt Drive	Garland, TX		319	1,806	47	323	1,849	2,172	259	1986/99	(o)
2220 Merritt Drive	Garland, TX		352	1,993	258	356	2,247	2,603	297	1986/2000	(o)
2010 Merritt Drive	Garland, TX		350	1,981	112	354	2,088	2,442	304	1986	(o)
2363 Merritt Drive	Garland, TX		73	412	117	74	529	602	67	1986	(o)
2447 Merritt Drive	Garland, TX		70	395	81	71	475	546	57	1986	(o)
2465-2475 Merritt Drive	Garland, TX		91	514	21	92	535	626	74	1986	(o)
2485-2505 Merritt Drive	Garland, TX		431	2,440	415	436	2,849	3,285	356	1986	(o)
2081 Hutton Drive — Bldg 1(l)	Carrolton, TX		448	2,540	480	453	3,016	3,468	459	1981	(o)
2150 Hutton Drive	Carrolton, TX		192	1,089	315	194	1,402	1,596	231	1980	(o)
2110 Hutton Drive	Carrolton, TX		374	2,117	172	377	2,285	2,662	310	1985	(o)
2025 McKenzie Drive	Carrolton, TX		437	2,478	431	442	2,904	3,346	447	1985	(o)
2019 McKenzie Drive	Carrolton, TX		502	2,843	174	507	3,012	3,519	418	1985	(o)
1420 Valwood Parkway — Bldg 1(k)	Carrolton, TX		460	2,608	609	466	3,212	3,677	429	1986	(o)
1620 Valwood Parkway(l)	Carrolton, TX		1,089	6,173	1,165	1,100	7,327	8,427	1,095	1986	(o)
1505 Luna Road — Bldg II	Carrolton, TX		167	948	160	169	1,106	1,275	151	1988	(o)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
	(Dollars in thousands)

1625 West Crosby Road	Carrolton, TX		617	3,498	678	631	4,162	4,793	670	1988	(o)
2029-2035 McKenzie Drive	Carrolton, TX		306	1,870	1,015	306	2,885	3,191	625	1985	(o)
1840 Hutton Drive(k)	Carrolton, TX		811	4,597	521	819	5,111	5,930	656	1986	(o)
1420 Valwood Pkwy — Bldg II	Carrolton, TX		373	2,116	422	377	2,534	2,912	376	1986	(o)
2015 McKenzie Drive	Carrolton, TX		510	2,891	316	516	3,202	3,717	392	1986	(o)
2105 McDaniel Drive	Carrolton, TX		502	2,844	735	507	3,573	4,080	448	1986	(o)
2009 McKenzie Drive	Carrolton, TX		476	2,699	506	481	3,201	3,682	413	1987	(o)
1505 Luna Road — Bldg I	Carrolton, TX		521	2,953	571	529	3,516	4,045	412	1988	(o)
900-1100 Avenue S	Grand Prairie, TX		623	3,528	325	629	3,846	4,475	437	1985	(o)
15001 Trinity Blvd	Ft. Worth, TX		529	2,998	50	534	3,043	3,578	253	1984	(o)
Plano Crossing(m)	Plano, TX		1,961	11,112	171	1,981	11,263	13,243	943	1998	(o)
7413A-C Dogwood Park	Richland Hills, TX		110	623	102	111	724	835	58	1990	(o)
7450 Tower Street	Richland Hills, TX		36	204	160	36	363	399	23	1977	(o)
7436 Tower Street	Richland Hills, TX		57	324	147	58	471	528	31	1979	(o)
7501 Airport Freeway	Richland Hills, TX		113	638	50	115	686	800	67	1983	(o)
7426 Tower Street	Richland Hills, TX		76	429	18	76	446	522	36	1978	(o)
7427-7429 Tower Street	Richland Hills, TX		75	427	15	76	441	517	36	1981	(o)
2840-2842 Handley Ederville Rd	Richland Hills, TX		112	635	34	113	668	781	56	1977	(o)
7451-7477 Airport Freeway	Richland Hills, TX		256	1,453	211	259	1,661	1,920	189	1984	(o)
7415 Whitehall Street	Richland Hills, TX		372	2,107	137	375	2,241	2,616	200	1986	(o)
7450 Whitehall Street	Richland Hills, TX		104	591	10	105	600	705	49	1978	(o)
7430 Whitehall Street	Richland Hills, TX		143	809	15	144	822	966	68	1985	(o)
7420 Whitehall Street	Richland Hills, TX		110	621	28	111	648	759	60	1985	(o)
300 Wesley Way	Richland Hills, TX		208	1,181	17	211	1,196	1,407	98	1995	(o)
825-827 Avenue H(k), (r)	Arlington, TX		600	3,006	193	604	3,195	3,799	210	1979	(o)
1013-31 Avenue M(r)	Grand Prairie, TX		300	1,504	52	302	1,554	1,856	101	1978	(o)
1172-84 113th Street(k)	Grand Prairie, TX		700	3,509	30	704	3,534	4,239	199	1980	(o)
1200-16 Avenue H(k)	Arlington, TX		600	2,846	(17)	604	2,825	3,429	181	1981/82	(o)
1322-66 N. Carrier Parkway(l)	Grand Prairie, TX		1,000	5,012	58	1,006	5,064	6,070	297	1979	(o)
2401-2407 Centennial Dr.	Arlington, TX		600	2,534	60	604	2,591	3,194	161	1977	(o)
3111 West Commerce Street	Dallas, TX		1,000	3,364	45	1,011	3,398	4,409	202	1979	(o)
4201 Kellway	Addison, TX		306	1,342	56	317	1,387	1,704	57	1980	(o)
9150 West Royal Lane	Irving, TX		818	3,767	18	820	3,783	4,603	74	1985	(o)
13800 Senlac Drive	Farmers Ranch, TX		823	4,042	12	825	4,052	4,877	96	1988	(o)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
	(Dollars in thousands)

801-831 S. Great Southwest Pkwy	Grand Prairie, TX		2,581	16,556	257	2,586	16,808	19,394	538	1975	(o)
801-842 Heinz Way	Grand Prairie, TX		599	3,327	34	601	3,359	3,960	73	1977	(o)
901-937 Heinz Way	Grand Prairie, TX		493	2,823	7	494	2,829	3,323	70	1997	(o)
2104 Hutton Drive	Carrolton, TX		246	1,393	172	249	1,563	1,811	199	1990	(o)
7451 Dogwood Park	Richland Hills, TX		133	753	195	134	947	1,081	156	1977	(o)
2821 Cullen Street	Fort Worth, TX		71	404	6	72	409	481	33	1961	(o)
2900 Avenue E	Arlington, TX		296	—	1,936	296	1,936	2,232	39	1968	(o)
14500 E. Beltwood	Dallas, TX		309	1,368	18	312	1,383	1,695	14	1980	(o)
Denver
7100 North Broadway — 1	Denver, CO		201	1,141	405	215	1,532	1,748	360	1978	(o)
7100 North Broadway — 2	Denver, CO		203	1,150	272	204	1,420	1,624	325	1978	(o)
7100 North Broadway — 3	Denver, CO		139	787	152	140	938	1,078	217	1978	(o)
7100 North Broadway — 5	Denver, CO		178	1,018	149	178	1,167	1,345	276	1978	(o)
7100 North Broadway — 6	Denver, CO		269	1,526	372	271	1,896	2,167	484	1978	(o)
20100 East 32nd Avenue Parkway	Aurora, CO		314	1,888	173	314	2,060	2,374	540	1997	(o)
700 West 48th Street	Denver, CO		302	1,711	439	307	2,145	2,452	508	1984	(o)
702 West 48th Street	Denver, CO		135	763	128	139	886	1,025	216	1984	(o)
6425 North Washington	Denver, CO		374	2,118	318	385	2,424	2,809	543	1983	(o)
3370 North Peoria Street	Aurora, CO		163	924	70	163	994	1,157	225	1978	(o)
3390 North Peoria Street	Aurora, CO		145	822	85	147	906	1,052	200	1978	(o)
3508-3538 North Peoria Street	Aurora, CO		260	1,472	485	264	1,953	2,217	482	1978	(o)
3568 North Peoria Street	Aurora, CO		222	1,260	355	225	1,612	1,837	376	1978	(o)
4785 Elati	Denver, CO		173	981	212	175	1,192	1,367	295	1972	(o)
4770 Fox Street	Denver, CO		132	750	118	134	866	1,000	194	1972	(o)
1550 W. Evans	Denver, CO		385	2,200	411	385	2,610	2,995	549	1975	(o)
3751-71 Revere Street	Denver, CO		262	1,486	208	267	1,689	1,957	371	1980	(o)
3871 Revere	Denver, CO		361	2,047	559	368	2,599	2,967	550	1980	(o)
4570 Ivy Street	Denver, CO		219	1,239	174	220	1,411	1,632	324	1985	(o)
5855 Stapleton Drive North	Denver, CO		288	1,630	282	290	1,911	2,201	428	1985	(o)
5885 Stapleton Drive North	Denver, CO		376	2,129	175	380	2,300	2,680	458	1985	(o)
5977-5995 North Broadway	Denver, CO		268	1,518	446	271	1,961	2,232	392	1978	(o)
2952-5978 North Broadway	Denver, CO		414	2,346	728	422	3,067	3,489	682	1978	(o)
4721 Ironton Street	Denver, CO		232	1,313	1,520	236	2,827	3,064	987	1969	(o)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
	(Dollars in thousands)

7100 North Broadway — 7	Denver, CO		215	1,221	227	217	1,445	1,663	361	1985	(o)
7100 North Broadway — 8	Denver, CO		79	448	104	80	551	631	112	1985	(o)
6804 East 48th Avenue	Denver, CO		253	1,435	403	256	1,835	2,092	369	1973	(o)
445 Bryant Street	Denver, CO		1,829	10,219	1,719	1,829	11,938	13,767	2,458	1960	(o)
East 47th Drive — A	Denver, CO		441	2,689	(6)	441	2,683	3,124	576	1997	(o)
9500 West 49th Street — A	Wheatridge, CO		283	1,625	328	286	1,951	2,236	459	1997	(o)
9500 West 49th Street — B	Wheatridge, CO		225	1,272	70	226	1,341	1,567	270	1997	(o)
9500 West 49th Street — C	Wheatridge, CO		600	3,409	126	600	3,536	4,136	738	1997	(o)
9500 West 49th Street — D	Wheatridge, CO		246	1,537	179	246	1,716	1,962	555	1997	(o)
8100 South Park Way — A	Littleton, CO		423	2,507	192	423	2,699	3,121	565	1997	(o)
8100 South Park Way — B	Littleton, CO		103	582	162	104	743	847	177	1984	(o)
8100 South Park Way — C	Littleton, CO		568	3,219	223	575	3,435	4,010	698	1984	(o)
451-591 East 124th Avenue	Littleton, CO		383	2,145	805	383	2,950	3,333	665	1979	(o)
608 Garrison Street	Lakewood, CO		265	1,501	395	267	1,894	2,161	396	1984	(o)
610 Garrison Street	Lakewood, CO		264	1,494	438	266	1,931	2,196	439	1984	(o)
15000 West 6th Avenue	Golden, CO		913	5,174	1,232	916	6,404	7,320	1,498	1985	(o)
14998 West 6th Avenue Bldg E	Golden, CO		565	3,199	224	568	3,419	3,987	757	1995	(o)
14998 West 6th Avenue Bldg F	Englewood, CO		269	1,525	86	271	1,610	1,881	360	1995	(o)
12503 East Euclid Drive	Denver, CO		1,208	6,905	769	1,208	7,675	8,882	1,731	1986	(o)
6547 South Racine Circle	Denver, CO		739	4,241	152	739	4,393	5,132	889	1996	(o)
7800 East Iliff Avenue	Denver, CO		188	1,067	245	190	1,310	1,500	258	1983	(o)
2369 South Trenton Way	Denver, CO		292	1,656	170	294	1,825	2,118	408	1983	(o)
2422 S. Trenton Way	Denver, CO		241	1,364	243	243	1,605	1,848	348	1983	(o)
2452 South Trenton Way	Denver, CO		421	2,386	201	426	2,582	3,008	532	1983	(o)
1600 South Abilene	Aurora, CO		465	2,633	79	467	2,710	3,177	573	1986	(o)
1620 South Abilene	Aurora, CO		268	1,520	101	270	1,619	1,890	340	1986	(o)
1640 South Abilene	Aurora, CO		368	2,085	141	382	2,213	2,594	490	1986	(o)
13900 East Florida Ave	Aurora, CO		189	1,071	79	190	1,149	1,339	244	1986	(o)
14401-14492 East 33rd Place	Aurora, CO		440	2,519	294	440	2,817	3,257	583	1979	(o)
11701 East 53rd Avenue	Denver, CO		416	2,355	194	422	2,542	2,964	528	1985	(o)
5401 Oswego Street	Denver, CO		273	1,547	329	278	1,871	2,148	457	1985	(o)
3811 Joilet(r)	Denver, CO		735	4,166	448	752	4,597	5,349	859	1977	(o)
2630 West 2nd Avenue	Denver, CO		51	286	5	51	291	342	61	1970	(o)
2650 West 2nd Avenue	Denver, CO		221	1,252	191	223	1,441	1,664	306	1970	(o)
14818 West 6th Avenue Bldg A	Golden, CO		468	2,799	389	468	3,188	3,656	801	1985	(o)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
	(Dollars in thousands)

14828 West 6th Avenue Bldg B	Golden, CO		503	2,942	541	503	3,482	3,985	815	1985	(o)
12055 E 49th Ave/4955 Peoria	Denver, CO		298	1,688	562	305	2,243	2,547	518	1984	(o)
4940-4950 Paris	Denver, CO		152	861	174	156	1,032	1,187	199	1984	(o)
4970 Paris	Denver, CO		95	537	69	97	604	701	112	1984	(o)
7367 South Revere Parkway	Englewood, CO		926	5,124	264	934	5,380	6,314	1,067	1997	(o)
8200 East Park Meadows Drive(k)	Lone Tree, CO		1,297	7,348	983	1,304	8,324	9,628	1,192	1984	(o)
3250 Quentin(k)	Aurora, CO		1,220	6,911	617	1,230	7,518	8,747	1,100	1984/2000	(o)
11585 E. 53rd Ave.(k)	Denver, CO		1,770	10,030	1,090	1,780	11,110	12,890	1,286	1984	(o)
10500 East 54th Ave.(l)	Denver, CO		1,253	7,098	937	1,260	8,027	9,287	1,045	1986	(o)
8835 W. 116th Street	Broomfield, CO		1,151	6,523	870	1,304	7,240	8,544	520	2002	(o)
3101-3151 S. Platte River Dr.	Englewood, CO		2,500	8,549	172	2,504	8,717	11,221	508	1974	(o)
3155-3199 S. Platte River Dr.	Englewood, CO		1,700	7,787	64	1,702	7,849	9,551	428	1974	(o)
3201-3273 S. Platte River Dr.	Englewood, CO		1,600	6,592	161	1,602	6,750	8,353	433	1974	(o)
18150 E. 32nd Street	Aurora, CO		563	3,188	1,168	572	4,347	4,919	718	2000	(o)
8820 W. 116th Street(r)	Broomfield, CO		338	1,918	316	372	2,199	2,571	145	2001	(o)
3400 Fraser Street	Aurora, CO		616	3,593	5	620	3,595	4,214	119	1965	(o)
7005 East 46th Avenue	Denver, CO		512	2,025	22	517	2,042	2,559	49	1996	(o)
Hilltop Business Center I — Bldg. B(r)	Littleton, CO		739	—	3,577	739	3,578	4,316	416	2001	(o)
Jeffco Business Center A(r)	Broomfield, CO		312	—	1,730	370	1,671	2,042	358	2001	(o)
Park Centre A(r)	Westminister, CO		441	—	4,241	441	4,241	4,682	545	2001	(o)
Park Centre B(r)	Westminister, CO		374	—	3,222	374	3,221	3,596	471	2001	(o)
Park Centre C(r)	Westminister, CO		374	—	3,022	374	3,022	3,396	422	2001	(o)
Park Centre D(r)	Westminister, CO		441	—	3,772	441	3,771	4,213	546	2001	(o)
9586 Interstate 25 East Frontage	Longmont, CO		898	5,038	229	939	5,226	6,165	27	1997	(o)
Des Moines
2250 Delaware Ave	Des Moines, IA		277	1,609	366	277	1,976	2,253	420	1975	(o)
1021 W. First Street, Hwy 93	Sumner, IA		99	2,540	17	100	2,556	2,656	28	1990/1995	(o)
Detroit
1731 Thorncroft	Troy, MI		331	1,904	173	331	2,077	2,408	578	1969	(o)
1653 E. Maple	Troy, MI		192	1,104	57	192	1,161	1,352	327	1990	(o)
47461 Clipper	Plymouth Township, MI		122	723	12	122	735	856	216	1992	(o)
238 Executive Drive	Troy, MI		52	173	554	100	679	779	555	1973	(o)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
	(Dollars in thousands)

256 Executive Drive	Troy, MI		44	146	436	85	541	626	439	1974	(o)
301 Executive Drive	Troy, MI		71	293	731	133	962	1,095	718	1974	(o)
449 Executive Drive	Troy, MI		125	425	1,030	218	1,362	1,580	1,002	1975	(o)
501 Executive Drive	Troy, MI		71	236	678	129	856	985	446	1984	(o)
451 Robbins Drive	Troy, MI		96	448	961	192	1,313	1,505	923	1975	(o)
1095 Crooks Road	Troy, MI		331	1,017	1,006	360	1,994	2,354	1,153	1986	(o)
1416 Meijer Drive	Troy, MI		94	394	342	121	709	830	483	1980	(o)
1624 Meijer Drive	Troy, MI		236	1,406	902	373	2,171	2,544	1,357	1984	(o)
1972 Meijer Drive	Troy, MI		315	1,301	721	372	1,965	2,337	1,143	1985	(o)
1621 Northwood Drive	Troy, MI		85	351	918	215	1,140	1,354	951	1977	(o)
1707 Northwood Drive	Troy, MI		95	262	1,221	239	1,339	1,578	841	1983	(o)
1788 Northwood Drive	Troy, MI		50	196	549	103	692	795	488	1977	(o)
1821 Northwood Drive	Troy, MI		132	523	742	220	1,177	1,397	975	1977	(o)
1826 Northwood Drive	Troy, MI		55	208	394	103	554	657	461	1977	(o)
1864 Northwood Drive	Troy, MI		57	190	437	107	577	684	479	1977	(o)
2277 Elliott Avenue	Troy, MI		48	188	501	104	633	737	479	1975	(o)
2451 Elliott Avenue	Troy, MI		78	319	742	164	975	1,139	790	1974	(o)
2730 Research Drive	Rochester Hills, MI		903	4,215	674	903	4,889	5,792	2,715	1988	(o)
2791 Research Drive	Rochester Hills, MI		557	2,731	707	560	3,435	3,995	1,603	1991	(o)
2871 Research Drive	Rochester Hills, MI		324	1,487	372	327	1,856	2,183	932	1991	(o)
2911 Research Drive	Rochester Hills, MI		504	2,136	654	504	2,790	3,294	1,345	1992	(o)
3011 Research Drive	Rochester Hills, MI		457	2,104	346	457	2,450	2,907	1,392	1988	(o)
2870 Technology Drive	Rochester Hills, MI		275	1,262	228	279	1,486	1,765	840	1988	(o)
2900 Technology Drive	Rochester Hills, MI		214	977	531	219	1,503	1,722	650	1992	(o)
2920 Technology Drive	Rochester Hills, MI		153	671	196	153	868	1,020	420	1992	(o)
2930 Technology Drive	Rochester Hills, MI		131	594	380	138	966	1,105	440	1991	(o)
2950 Technology Drive	Rochester Hills, MI		178	819	223	185	1,035	1,220	524	1991	(o)
23014 Commerce Drive	Farmington Hills, MI		39	203	169	56	355	411	209	1983	(o)
23028 Commerce Drive	Farmington Hills, MI		98	507	247	125	727	852	436	1983	(o)
23035 Commerce Drive	Farmington Hills, MI		71	355	262	93	596	688	344	1983	(o)
23042 Commerce Drive	Farmington Hills, MI		67	277	306	89	561	650	330	1983	(o)
23065 Commerce Drive	Farmington Hills, MI		71	408	213	93	599	692	352	1983	(o)
23070 Commerce Drive	Farmington Hills, MI		112	442	759	125	1,188	1,313	777	1983	(o)
23079 Commerce Drive	Farmington Hills, MI		68	301	316	79	605	685	309	1983	(o)
23093 Commerce Drive	Farmington Hills, MI		211	1,024	844	295	1,784	2,079	1,053	1983	(o)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
	(Dollars in thousands)

23135 Commerce Drive	Farmington Hills, MI		146	701	256	158	945	1,103	521	1986	(o)
23163 Commerce Drive	Farmington Hills, MI		111	513	313	138	799	937	438	1986	(o)
23177 Commerce Drive	Farmington Hills, MI		175	1,007	612	254	1,540	1,794	852	1986	(o)
23206 Commerce Drive	Farmington Hills, MI		125	531	324	137	842	980	477	1985	(o)
23370 Commerce Drive	Farmington Hills, MI		59	233	308	66	534	600	304	1980	(o)
1451 East Lincoln Avenue	Madison Heights, MI		299	1,703	248	306	1,944	2,250	537	1967	(o)
4400 Purks Drive	Auburn Hills, MI		602	3,410	3,421	612	6,821	7,433	1,890	1987	(o)
4177A Varsity Drive	Ann Arbor, MI		90	536	48	90	584	673	174	1993	(o)
6515 Cobb Drive	Sterling Heights, MI		305	1,753	247	305	2,000	2,305	586	1984	(o)
32450 N Avis Drive	Madison Heights, MI		281	1,590	99	286	1,684	1,970	332	1974	(o)
12707 Eckles Road	Plymouth Township, MI		255	1,445	109	267	1,543	1,809	363	1990	(o)
9300-9328 Harrison Rd	Romulus, MI		147	834	393	154	1,219	1,374	300	1978	(o)
9330-9358 Harrison Rd	Romulus, MI		81	456	302	85	754	839	194	1978	(o)
28420-28448 Highland Rd	Romulus, MI		143	809	212	149	1,015	1,164	265	1979	(o)
28450-28478 Highland Rd	Romulus, MI		81	461	272	85	730	815	196	1979	(o)
28421-28449 Highland Rd	Romulus, MI		109	617	291	114	903	1,017	261	1980	(o)
28451-28479 Highland Rd	Romulus, MI		107	608	177	112	780	892	210	1980	(o)
28825-28909 Highland Rd	Romulus, MI		70	395	267	73	659	732	169	1981	(o)
28933-29017 Highland Rd	Romulus, MI		112	634	150	117	779	896	198	1982	(o)
28824-28908 Highland Rd	Romulus, MI		134	760	219	140	972	1,113	215	1982	(o)
28932-29016 Highland Rd	Romulus, MI		123	694	322	128	1,011	1,139	230	1982	(o)
9710-9734 Harrison Rd	Romulus, MI		125	706	149	130	850	980	205	1987	(o)
9740-9772 Harrison Rd	Romulus, MI		132	749	130	138	872	1,011	208	1987	(o)
9840-9868 Harrison Rd	Romulus, MI		144	815	168	151	977	1,127	243	1987	(o)
9800-9824 Harrison Rd	Romulus, MI		117	664	94	123	753	876	172	1987	(o)
29265-29285 Airport Dr	Romulus, MI		140	794	289	147	1,076	1,223	294	1983	(o)
29185-29225 Airport Dr	Romulus, MI		140	792	258	146	1,044	1,191	246	1983	(o)
29149-29165 Airport Dr	Romulus, MI		216	1,225	227	226	1,442	1,668	328	1984	(o)
29101-29115 Airport Dr	Romulus, MI		130	738	249	136	981	1,117	237	1985	(o)
29031-29045 Airport Dr	Romulus, MI		124	704	123	130	821	951	202	1985	(o)
29050-29062 Airport Dr	Romulus, MI		127	718	156	133	868	1,001	234	1986	(o)
29120-29134 Airport Dr	Romulus, MI		161	912	298	169	1,203	1,371	301	1986	(o)
29200-29214 Airport Dr	Romulus, MI		170	963	337	178	1,292	1,469	347	1985	(o)
9301-9339 Middlebelt Rd	Romulus, MI		124	703	195	130	892	1,022	216	1983	(o)
26980 Trolley Industrial Drive	Taylor, MI		450	2,550	1,017	463	3,554	4,017	799	1997	(o)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
	(Dollars in thousands)

32975 Capitol Avenue	Livonia, MI		135	748	332	144	1,071	1,215	207	1978	(o)
2725 S. Industrial Highway	Ann Arbor, MI		660	3,654	322	704	3,931	4,636	748	1997	(o)
32920 Capitol Avenue	Livonia, MI		76	422	83	82	499	581	93	1973	(o)
11923 Brookfield Avenue	Livonia, MI		120	665	460	128	1,116	1,245	378	1973	(o)
11965 Brookfield Avenue	Livonia, MI		120	665	67	128	724	852	138	1973	(o)
13405 Stark Road	Livonia, MI		46	254	136	49	387	436	75	1980	(o)
1170 Chicago Road	Troy, MI		249	1,380	232	266	1,595	1,861	292	1983	(o)
1200 Chicago Road	Troy, MI		268	1,483	226	286	1,691	1,977	307	1984	(o)
450 Robbins Drive	Troy, MI		166	920	223	178	1,132	1,309	210	1976	(o)
1230 Chicago Road	Troy, MI		271	1,498	142	289	1,622	1,911	308	1996	(o)
12886 Westmore Avenue	Livonia, MI		190	1,050	186	202	1,224	1,426	227	1981	(o)
12898 Westmore Avenue	Livonia, MI		190	1,050	235	202	1,273	1,475	241	1981	(o)
33025 Industrial Road	Livonia, MI		80	442	130	85	567	652	108	1980	(o)
47711 Clipper Street	Plymouth Township, MI		539	2,983	265	575	3,212	3,787	611	1996	(o)
32975 Industrial Road	Livonia, MI		160	887	341	171	1,217	1,388	242	1984	(o)
32985 Industrial Road	Livonia, MI		137	761	149	147	900	1,047	167	1985	(o)
32995 Industrial Road	Livonia, MI		160	887	180	171	1,056	1,227	211	1983	(o)
12874 Westmore Avenue	Livonia, MI		137	761	239	147	990	1,137	176	1984	(o)
33067 Industrial Road	Livonia, MI		160	887	305	171	1,181	1,352	211	1984	(o)
1775 Bellingham	Troy, MI		344	1,902	238	367	2,117	2,484	394	1987	(o)
1785 East Maple	Troy, MI		92	507	86	98	587	685	111	1985	(o)
1807 East Maple	Troy, MI		321	1,775	199	342	1,953	2,295	376	1984	(o)
980 Chicago	Troy, MI		206	1,141	103	220	1,230	1,450	234	1985	(o)
1840 Enterprise Drive	Rochester Hills, MI		573	3,170	328	611	3,460	4,071	653	1990	(o)
1885 Enterprise Drive	Rochester Hills, MI		209	1,158	115	223	1,259	1,482	240	1990	(o)
1935-55 Enterprise Drive	Rochester Hills, MI		1,285	7,144	701	1,371	7,759	9,130	1,474	1990	(o)
5500 Enterprise Court	Warren, MI		675	3,737	447	721	4,138	4,859	783	1989	(o)
750 Chicago Road	Troy, MI		323	1,790	337	345	2,105	2,450	400	1986	(o)
800 Chicago Road	Troy, MI		283	1,567	525	302	2,073	2,375	494	1985	(o)
850 Chicago Road	Troy, MI		183	1,016	232	196	1,235	1,431	221	1984	(o)
2805 S. Industrial Highway	Ann Arbor, MI		318	1,762	264	340	2,004	2,344	424	1990	(o)
6833 Center Drive	Sterling Heights, MI		467	2,583	206	493	2,763	3,256	541	1998	(o)
32201 North Avis Drive	Madison Heights, MI		345	1,911	519	349	2,427	2,776	594	1974	(o)
1100 East Mandoline Road	Madison Heights, MI		888	4,915	1,620	897	6,526	7,423	1,438	1967	(o)
30081 Stephenson Highway	Madison Heights, MI		271	1,499	379	274	1,874	2,149	368	1967	(o)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
	(Dollars in thousands)

1120 John A. Papalas Drive(l)	Lincoln Park, MI		586	3,241	543	593	3,777	4,370	720	1985	(o)
4872 S. Lapeer Road	Lake Orion Twsp, MI		1,342	5,441	1,921	1,412	7,292	8,704	1,570	1999	(o)
22701 Trolley Industrial	Taylor, MI		795	—	7,494	849	7,440	8,289	1,418	1999	(o)
1400 Allen Drive	Troy, MI		209	1,154	120	212	1,271	1,483	160	1979	(o)
1408 Allen Drive	Troy, MI		151	834	171	153	1,003	1,156	182	1979	(o)
1305 Stephenson Hwy	Troy, MI		345	1,907	154	350	2,055	2,406	270	1979	(o)
32505 Industrial Drive	Madison Heights, MI		345	1,910	418	351	2,322	2,673	338	1979	(o)
1799-1813 Northfield Drive(k)	Rochester Hills, MI		481	2,665	135	490	2,792	3,281	390	1980	(o)
32200 N. Avis	Madison Heights, MI		503	3,367	—	503	3,367	3,870	49	1973	(o)
100 Kay Industrial	Orion, MI		677	2,018	380	685	2,390	3,075	80	1987	(o)
1849 West Maple Road	Troy, MI		1,688	2,790	26	1,699	2,806	4,504	23	1986	(o)
28435 Automation Blvd.(r)	Wixom, MI		621	—	3,663	621	3,663	4,284	99	2004	(o)
12163 Globe Street	Detroit, MI		595	979	154	596	1,132	1,728	49	1980	(o)
32500 Capitol Avenue	Livonia, MI		258	1,032	11	260	1,041	1,301	9	1970	(o)
32650 Capitol Avenue	Livonia, MI		282	1,128	50	284	1,176	1,460	10	1970	(o)
32700 Capitol Avenue	Livonia, MI		399	1,596	23	401	1,617	2,018	13	1970	(o)
11800 Sears Drive	Livonia, MI		693	1,507	30	703	1,527	2,230	60	1971	(o)
10675 Middlebelt Road	Romulus, MI		219	875	98	226	966	1,192	8	1966	(o)
1099 Church Road	Troy, MI		702	1,332	45	721	1,358	2,079	21	1980	(o)
Grand Rapids
5050 Kendrick Court(r)	Grand Rapids, MI		1,721	11,433	5,302	1,721	16,735	18,455	4,573	1988/94	(o)
5015 52nd Street SE	Grand Rapids, MI		234	1,321	143	234	1,464	1,698	436	1987	(o)
Houston
2102-2314 Edwards Street	Houston, TX		348	1,973	902	382	2,841	3,223	531	1961	(o)
4545 Eastpark Drive	Houston, TX		235	1,331	715	240	2,041	2,281	437	1972	(o)
3351 Rauch St	Houston, TX		272	1,541	189	278	1,724	2,002	338	1970	(o)
3851 Yale St	Houston, TX		413	2,343	694	425	3,026	3,451	667	1971	(o)
3337-3347 Rauch Street	Houston, TX		227	1,287	216	233	1,498	1,731	299	1970	(o)
8505 N Loop East	Houston, TX		439	2,489	618	449	3,097	3,546	615	1981	(o)
4749-4799 Eastpark Dr	Houston, TX		594	3,368	1,125	611	4,476	5,087	916	1979	(o)
4851 Homestead Road	Houston, TX		491	2,782	900	504	3,669	4,174	725	1973	(o)
3365-3385 Rauch Street	Houston, TX		284	1,611	163	290	1,768	2,058	386	1970	(o)
5050 Campbell Road	Houston, TX		461	2,610	330	470	2,930	3,401	588	1970	(o)
4300 Pine Timbers	Houston, TX		489	2,769	587	499	3,345	3,845	670	1980	(o)
2500-2530 Fairway Park Drive	Houston, TX		766	4,342	695	792	5,010	5,802	997	1974	(o)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
	(Dollars in thousands)

6550 Longpointe	Houston, TX		362	2,050	519	370	2,560	2,930	499	1980	(o)
1815 Turning Basin Dr	Houston, TX		487	2,761	521	531	3,238	3,769	643	1980	(o)
1819 Turning Basin Dr	Houston, TX		231	1,308	550	251	1,837	2,088	355	1980	(o)
1805 Turning Basin Drive	Houston, TX		564	3,197	686	616	3,831	4,447	779	1980	(o)
7000 Empire Drive	Houston, TX		450	2,552	1,185	452	3,736	4,187	977	1980	(o)
9777 West Gulfbank Drive	Houston, TX		1,216	6,899	1,398	1,216	8,297	9,513	1,900	1980	(o)
9835A Genard Road	Houston, TX		1,505	8,333	3,301	1,581	11,558	13,139	1,841	1980	(o)
9835B Genard Road	Houston, TX		245	1,357	463	256	1,809	2,065	257	1980	(o)
10161 Harwin Drive	Houston, TX		505	2,861	792	511	3,648	4,158	628	1979/1981	(o)
10165 Harwin Drive	Houston, TX		218	1,234	673	220	1,905	2,125	277	1979/1981	(o)
10175 Harwin Drive	Houston, TX		267	1,515	344	270	1,856	2,126	364	1979/1981	(o)
10325-10415 Landsbury Drive(l)	Houston, TX		696	3,854	439	704	4,284	4,989	411	1982	(o)
8705 City Park Loop	Houston, TX		710	2,983	956	714	3,935	4,649	335	1982	(o)
11505 State Highway 225	LaPorte City, TX		940	4,675	615	940	5,290	6,230	148	2003	(o)
6955 Portwest Drive	Houston, TX		314	1,686	19	318	1,701	2,019	6	1985	(o)
6925 Portwest Drive	Houston, TX		402	1,360	19	407	1,374	1,781	7	1985	(o)
600 Kenrick(r)	Houston, TX		900	1,791	156	913	1,934	2,847	156	1981	(o)
1500 E. Main	LaPorte City, TX		201	1,328	9	202	1,336	1,538	17	1972/1982	(o)
Indianapolis
2900 N Shadeland Avenue	Indianapolis, IN		2,057	13,565	3,170	2,057	16,734	18,792	4,025	1957/1992	(o)
2400 North Shadeland	Indianapolis, IN		142	802	198	149	993	1,142	217	1970	(o)
2402 North Shadeland	Indianapolis, IN		466	2,640	612	489	3,229	3,718	730	1970	(o)
7901 West 21st St.	Indianapolis, IN		1,048	6,027	414	1,048	6,441	7,489	1,437	1985	(o)
1445 Brookville Way	Indianapolis, IN		459	2,603	730	476	3,317	3,793	895	1989	(o)
1440 Brookville Way	Indianapolis, IN		665	3,770	769	685	4,520	5,205	1,055	1990	(o)
1240 Brookville Way	Indianapolis, IN		247	1,402	317	258	1,709	1,967	426	1990	(o)
1220 Brookville Way	Indianapolis, IN		223	40	68	226	104	331	20	1990	(o)
1345 Brookville Way	Indianapolis, IN	(t)	586	3,321	837	601	4,142	4,744	1,078	1992	(o)
1350 Brookville Way	Indianapolis, IN		205	1,161	213	212	1,368	1,579	342	1994	(o)
1341 Sadlier Circle E Dr	Indianapolis, IN	(c)	131	743	377	136	1,115	1,251	289	1971/1992	(o)
1322-1438 Sadlier Circle E Dr	Indianapolis, IN	(c)	145	822	271	152	1,087	1,239	300	1971/1992	(o)
1327-1441 Sadlier Circle E Dr	Indianapolis, IN	(c)	218	1,234	433	225	1,660	1,885	398	1992	(o)
1304 Sadlier Circle E Dr	Indianapolis, IN	(c)	71	405	150	75	552	627	151	1971/1992	(o)
1402 Sadlier Circle E Dr	Indianapolis, IN	(c)	165	934	434	171	1,363	1,533	351	1970/1992	(o)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
	(Dollars in thousands)

1504 Sadlier Circle E Dr	Indianapolis, IN	(c)	219	1,238	269	226	1,500	1,725	343	1971/1992	(o)
1311 Sadlier Circle E Dr	Indianapolis, IN	(c)	54	304	98	57	399	455	90	1971/1992	(o)
1365 Sadlier Circle E Dr	Indianapolis, IN	(c)	121	688	283	126	966	1,092	202	1971/1992	(o)
1352-1354 Sadlier Circle E Dr	Indianapolis, IN	(c)	178	1,008	373	184	1,374	1,558	328	1970/1992	(o)
1335 Sadlier Circle E Dr	Indianapolis, IN	(c)	81	460	172	85	628	712	177	1971/1992	(o)
1327 Sadlier Circle E Dr	Indianapolis, IN	(c)	52	295	78	55	370	425	105	1971/1992	(o)
1425 Sadlier Circle E Dr	Indianapolis, IN	(c)	21	117	39	23	154	177	36	1971/1992	(o)
1230 Brookville Way	Indianapolis, IN		103	586	60	109	641	750	158	1995	(o)
6951 E 30th St	Indianapolis, IN		256	1,449	234	265	1,674	1,939	413	1995	(o)
6701 E 30th St	Indianapolis, IN		78	443	43	82	482	564	119	1995	(o)
6737 E 30th St	Indianapolis, IN		385	2,181	285	398	2,452	2,851	632	1995	(o)
1225 Brookville Way	Indianapolis, IN		60	—	416	68	408	476	91	1997	(o)
6555 E 30th St	Indianapolis, IN		484	4,760	1,623	484	6,382	6,867	1,632	1969/1981	(o)
2432-2436 Shadeland	Indianapolis, IN		212	1,199	465	230	1,645	1,875	419	1968	(o)
8402-8440 E 33rd St	Indianapolis, IN		222	1,260	663	230	1,915	2,145	454	1977	(o)
8520-8630 E 33rd St	Indianapolis, IN		326	1,848	741	336	2,580	2,916	625	1976	(o)
8710-8768 E 33rd St	Indianapolis, IN		175	993	436	187	1,416	1,603	347	1979	(o)
3316-3346 N. Pagosa Court	Indianapolis, IN		325	1,842	622	335	2,453	2,788	590	1977	(o)
3331 Raton Court	Indianapolis, IN		138	802	241	138	1,043	1,181	300	1979	(o)
6751 E 30th St	Indianapolis, IN		728	2,837	257	741	3,081	3,822	649	1997	(o)
9200 East 146th Street	Noblesville, IN		181	1,221	1,004	181	2,225	2,406	488	1961/1981	(o)
6575 East 30th Street	Indianapolis, IN		118	—	2,050	128	2,040	2,168	406	1998	(o)
6585 East 30th Street	Indianapolis, IN		196	—	3,239	196	3,238	3,435	627	1998	(o)
8525 E. 33rd Street	Indianapolis, IN		1,300	2,091	908	1,308	2,991	4,299	650	1978	(o)
5705-97 Park Plaza Ct.(r)	Indianapolis, IN	(u)	600	2,194	890	609	3,075	3,684	472	1977	(o)
8219 Northwest Blvd.	Indianapolis, IN		900	3,081	391	902	3,470	4,372	327	1990	(o)
8227 Northwest Blvd.(r)	Indianapolis, IN		600	5,502	553	602	6,053	6,655	532	1990	(o)
9319-9341 Castlegate Drive(r)	Indianapolis, IN		530	1,235	1,005	544	2,227	2,770	257	1983	(o)
9332-9350 Castlegate Drive	Indianapolis, IN		420	646	683	429	1,320	1,749	197	1983	(o)
2855 Michigan Road	Madison, IN		504	1,169	11	509	1,174	1,684	97	1962	(o)
9210 East 146th Street	Noblesville, IN		66	684	799	66	1,483	1,549	443	1978	(o)
6101-6119 Guion Road(r)	Indianapolis, IN		400	661	440	405	1,096	1,501	165	1976	(o)
1380 Perry Road	Plainfield, IN		781	5,156	31	781	5,187	5,968	160	1997	(o)
3300 Tenth Street	Indianapolis, IN		301	3,428	21	303	3,447	3,750	55	1961/2002	(o)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
	(Dollars in thousands)

4640 Martin Luther King Jr. Boulevard	Anderson, IN		161	664	6	163	669	831	10	1999	(o)
7225 America Way	Anderson, IN		251	1,049	(41)	253	1,006	1,259	11	1996	(o)
6512 Production Drive	Anderson, IN		58	281	3	58	284	342	3	1995	(o)
6628 Production Drive	Anderson, IN		150	680	7	151	686	837	7	1995	(o)
2902 Enterprise Drive	Anderson, IN		230	4,573	44	232	4,615	4,847	32	1995	(o)
Los Angeles
19914 Via Baron Way	Rancho Dominguez, CA	(d)	1,590	9,010	235	1,616	9,219	10,835	815	1973	(o)
14912 Shoemaker Ave.	Santa Fe Springs, CA		42	236	17	46	249	295	23	1967	(o)
14920 Shoemaker Ave.	Santa Fe Springs, CA		37	212	26	42	234	276	24	1967	(o)
14928 Shoemaker Ave.	Santa Fe Springs, CA		37	212	9	42	217	259	20	1967	(o)
14938 Shoemaker Ave.	Santa Fe Springs, CA		37	212	12	42	220	262	21	1967	(o)
14944 Shoemaker Ave.	Santa Fe Springs, CA		326	1,848	98	336	1,936	2,272	183	1978	(o)
14946 Shoemaker Ave.	Santa Fe Springs, CA		275	1,559	100	284	1,650	1,934	168	1978	(o)
14948 Shoemaker Ave.	Santa Fe Springs, CA		100	568	34	106	596	702	57	1978	(o)
14141 Alondra Blvd.	Santa Fe Springs, CA		2,570	14,565	4,295	2,598	18,833	21,430	1,425	1969	(o)
12616 Yukon Ave	Hawthorne, CA		685	3,884	94	696	3,967	4,663	349	1987	(o)
3355 El Segundo Blvd(l)	Hawthorne, CA		267	1,510	1,187	418	2,546	2,964	263	1959	(o)
12621 Cerise	Hawthorne, CA		265	2,344	(773)	265	1,572	1,837	158	1959	(o)
333 Turnbull Canyon Road	City of Industry, CA		2,700	1,824	266	2,700	2,090	4,790	201	1968/1985	(o)
350-390 Manville St.	Compton, CA		2,300	3,768	103	2,313	3,857	6,171	196	1979	(o)
1944 Vista Bella Way	Rancho Dominguez, CA		1,746	3,148	586	1,821	3,659	5,480	79	1976	(o)
2000 Vista Bella Way	Rancho Dominguez, CA		817	1,673	291	852	1,929	2,781	40	1971	(o)
2835 East Ana Street Drive	Rancho Dominguez, CA		1,682	2,750	13	1,770	2,675	4,445	13	1972/2000	(o)
Louisville
9001 Cane Run Road	Louisville, KY		524	—	5,577	560	5,541	6,101	1,426	1998	(o)
9101 Cane Run Road	Louisville, KY		608	—	6,114	608	6,113	6,722	749	2000	(o)
Milwaukee
N25 W23050 Paul Road	Pewaukee, WI		474	2,723	2,002	485	4,715	5,200	1,052	1989	(o)
N25 W23255 Paul Road	Pewaukee, WI		569	3,270	(2)	569	3,268	3,837	946	1987	(o)
N27 W23293 Roundy Drive	Pewaukee, WI		412	2,837	56	420	2,885	3,305	818	1989	(o)
6523 N Sydney Place	Glendale, WI		172	976	197	176	1,170	1,346	293	1978	(o)
8800 W Bradley	Milwaukee, WI		375	2,125	215	388	2,327	2,715	543	1982	(o)
4560 N 124th Street	Wauwatosa, WI		118	667	85	129	741	870	159	1976	(o)
4410-80 North 132nd Street	Butler, WI		355	—	4,023	359	4,019	4,378	570	1999	(o)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
	(Dollars in thousands)

5355 South Westridge Drive	New Berlin, WI		1,630	7,058	92	1,646	7,134	8,780	331	1997	(o)
320-34 W. Vogel	Milwaukee, WI		506	3,199	14	508	3,211	3,719	171	1970	(o)
4950 S. 6th Avenue	Milwaukee, WI		299	1,565	7	301	1,571	1,871	105	1970	(o)
1711 Paramount Court	Waukesha, WI		308	1,762	19	311	1,778	2,089	45	1997	(o)
17005 W. Ryerson Road	New Berlin, WI		403	3,647	32	405	3,676	4,082	72	1985/88	(o)
W 140 N9059 Lilly Road	Iomonee Falls, WI		343	1,153	93	366	1,223	1,589	12	1995	(o)
N120W18485 Freistadt Road	Germantown, WI		700	3,183	49	704	3,228	3,932	223	1996	(o)
4921 S. 2nd Street	Milwaukee, WI		101	713	2	101	715	816	31	1970	(o)
200 W. Vogel Ave., Bldg B	Milwaukee, WI		301	2,150	10	302	2,159	2,461	102	1970	(o)
187 Kohlman Road	Fond du Lac, WI		547	2,125	47	556	2,163	2,719	14	1992/95	(o)
247 Kohlman Road	Fond du Lac, WI		346	1,346	30	352	1,370	1,722	9	1992/95	(o)
122-342 Kohlman Road	Fond du Lac, WI		2,624	10,205	221	2,669	10,381	13,050	65	1978/91	(o)
1500 Peebles Drive	Richland Center, WI		1,577	1,018	15	1,588	1,022	2,610	51	1967/72	(o)
Minneapolis/St. Paul
6507-6545 Cecilia Circle	Bloomington, MN		357	1,320	1,241	386	2,532	2,918	1,315	1980	(o)
6201 West 111th Street	Bloomington, MN	(e)	1,358	8,622	3,794	1,499	12,276	13,774	5,803	1987	(o)
6403-6545 Cecilia Drive	Bloomington, MN		366	1,363	1,135	395	2,469	2,864	1,349	1980	(o)
6925-6943 Washington Avenue	Edina, MN		117	504	1,104	237	1,488	1,725	1,097	1972	(o)
6955-6973 Washington Avenue	Edina, MN		117	486	529	207	926	1,132	791	1972	(o)
7251-7267 Washington Avenue	Edina, MN		129	382	717	182	1,046	1,228	750	1972	(o)
7301-7325 Washington Avenue	Edina, MN		174	391	122	193	494	687	97	1972	(o)
7101 Winnetka Avenue North	Brooklyn Park, MN		2,195	6,084	3,364	2,228	9,416	11,643	4,900	1990	(o)
7600 Golden Triangle Drive	Eden Prairie, MN		566	1,394	1,156	615	2,501	3,116	1,400	1989	(o)
9901 West 74th Street	Eden Prairie, MN		621	3,289	2,991	639	6,262	6,901	3,102	1983/88	(o)
12220-12222 Nicollet Avenue	Burnsville, MN		105	425	380	114	797	910	466	1989/90	(o)
12250-12268 Nicollet Avenue	Burnsville, MN		260	1,054	474	296	1,492	1,788	675	1989/90	(o)
12224-12226 Nicollet Avenue	Burnsville, MN		190	770	715	207	1,468	1,675	557	1989/90	(o)
1030 Lone Oak Road	Eagan, MN		456	2,703	573	456	3,276	3,732	856	1988	(o)
1060 Lone Oak Road	Eagan, MN		624	3,700	722	624	4,422	5,046	1,189	1988	(o)
5400 Nathan Lane	Plymouth, MN		749	4,461	923	757	5,376	6,133	1,761	1990	(o)
10120 W 76th Street	Eden Prairie, MN		315	1,804	1,361	315	3,164	3,480	1,272	1987	(o)
7615 Golden Triangle	Eden Prairie, MN		268	1,532	686	268	2,218	2,486	514	1987	(o)
7625 Golden Triangle	Eden Prairie, MN		415	2,375	1,106	415	3,481	3,896	954	1987	(o)
2605 Fernbrook Lane North	Plymouth, MN		443	2,533	646	445	3,177	3,621	767	1987	(o)
12155 Nicollet Ave.	Burnsville, MN		286	—	1,725	288	1,723	2,011	437	1995	(o)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
	(Dollars in thousands)

6655 Wedgewood Road	Maple Grove, MN		1,466	8,342	3,294	1,466	11,636	13,101	2,858	1989	(o)
900 Apollo Road	Eagan, MN		1,029	5,855	1,152	1,030	7,006	8,036	1,807	1970	(o)
7316 Aspen Lane North	Brooklyn Park, MN		368	2,156	802	377	2,949	3,326	737	1978	(o)
73rd Avenue North	Brooklyn Park, MN		504	2,856	540	512	3,388	3,900	848	1995	(o)
2720 Arthur Street	Roseville, MN		824	4,671	548	832	5,210	6,043	1,319	1995	(o)
4100 Peavey Road	Chaska, MN		277	2,261	770	277	3,031	3,308	682	1988	(o)
11300 Hamshire Ave South	Bloomington, MN		527	2,985	1,457	541	4,428	4,969	868	1983	(o)
375 Rivertown Drive	Woodbury, MN		1,083	6,135	2,698	1,503	8,413	9,916	1,773	1996	(o)
5205 Highway 169	Plymouth, MN		446	2,525	1,073	740	3,303	4,043	831	1960	(o)
6451-6595 Citywest Parkway	Eden Prairie, MN		525	2,975	1,369	538	4,330	4,869	1,027	1984	(o)
7100-7198 Shady Oak Road	Eden Prairie, MN		715	4,054	1,144	736	5,178	5,913	1,490	1982/2002	(o)
7500-7546 Washington Square	Eden Prairie, MN		229	1,300	739	235	2,034	2,269	422	1975	(o)
7550-7558 Washington Square	Eden Prairie, MN		153	867	176	157	1,039	1,196	219	1975	(o)
5240-5300 Valley Industrial Blvd S	Shakopee, MN		362	2,049	973	371	3,012	3,383	669	1973	(o)
7125 Northland Terrace	Brooklyn Park, MN		660	3,740	931	767	4,564	5,331	1,035	1996	(o)
6477-6525 City West Parkway	Eden Prairie, MN		810	4,590	1,001	819	5,582	6,401	1,173	1984	(o)
1157 Valley Park Drive	Shakopee, MN		760	—	6,144	888	6,016	6,904	983	1997	(o)
500-530 Kasota Avenue SE	Minneapolis, MN		415	2,354	1,008	432	3,345	3,777	794	1976	(o)
770-786 Kasota Avenue SE	Minneapolis, MN		333	1,888	531	347	2,405	2,752	478	1976	(o)
800 Kasota Avenue SE	Minneapolis, MN		524	2,971	742	597	3,640	4,236	761	1976	(o)
2530-2570 Kasota Avenue	St. Paul, MN		407	2,308	758	465	3,008	3,473	598	1976	(o)
1280 Energy Park Drive	St. Paul, MN		700	2,779	23	705	2,797	3,502	155	1984	(o)
9600 West 76th Street(r)	Eden Prairie, MN		1,000	2,450	34	1,034	2,449	3,484	96	1997	(o)
9700 West 76th Street	Eden Prairie, MN		1,000	2,709	133	1,038	2,804	3,842	128	1984/97	(o)
5017 Boone Avenue North	New Hope, MN	(i)	1,000	1,599	58	1,009	1,648	2,657	120	1971/74	(o)
2300 West Highway 13(I-35 Dist Ctr)	Burnsville, MN		2,517	6,069	325	2,524	6,387	8,911	405	1970/76	(o)
1087 Park Place	Shakopee, MN		1,195	4,891	15	1,198	4,903	6,101	110	1996/2000	(o)
5391 12th Avenue SE	Shakopee, MN		1,392	8,149	22	1,395	8,168	9,563	167	1998	(o)
4701 Valley Industrial Boulevard	Shakopee, MN		1,296	7,157	18	1,299	7,172	8,471	219	1997	(o)
7600 69th Avenue	Greenfield, MN		1,500	8,328	1,808	1,510	10,126	11,636	579	2004	(o)
Park 2000 III(r)	Shakopee, MN		590	—	4,953	590	4,953	5,543	445	2001	(o)
Nashville

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
	(Dollars in thousands)

	1621 Heil Quaker Boulevard	Nashville, TN		413	2,383	1,467	430	3,833	4,263	965	1975(o)
3099 Barry Drive	Portland, TN		418	2,368	148	421	2,512	2,933	602	1995	(o)
3150 Barry Drive	Portland, TN		941	5,333	309	981	5,602	6,583	1,297	1993	(o)
5599 Highway 31 West	Portland, TN		564	3,196	211	571	3,400	3,971	829	1995	(o)
1650 Elm Hill Pike	Nashville, TN		329	1,867	110	332	1,975	2,306	424	1984	(o)
1931 Air Lane Drive	Nashville, TN		489	2,785	245	493	3,026	3,519	644	1984	(o)
470 Metroplex Drive(k)	Nashville, TN		619	3,507	1,195	626	4,695	5,321	1,214	1986	(o)
1150 Antiock Pike	Nashville, TN		661	3,748	423	669	4,164	4,832	911	1987	(o)
4640 Cummings Park	Nashville, TN		360	2,040	174	365	2,209	2,574	335	1986	(o)
556 Metroplex Drive	Nashville, TN		227	1,285	111	231	1,392	1,623	188	1983	(o)
1740 River Hills Drive	Nashville, TN		848	4,383	223	888	4,566	5,454	278	1978	(o)
375 Belvedere Drive	Gallatin, TN		221	3,179	40	221	3,218	3,440	227	1979/85	(o)
575 Church Drive	Nashville, TN		485	1,411	174	499	1,571	2,070	12	1994	(o)
100 Rockwell Drive	Nashville, TN		501	4,260	45	506	4,299	4,806	52	1975/80	(o)
Northern New Jersey
14 World’s Fair Drive	Franklin, NJ		483	2,735	440	503	3,154	3,658	679	1980	(o)
12 World’s Fair Drive	Franklin, NJ		572	3,240	552	593	3,770	4,363	796	1981	(o)
22 World’s Fair Drive	Franklin, NJ		364	2,064	310	375	2,363	2,738	463	1983	(o)
26 World’s Fair Drive	Franklin, NJ		361	2,048	201	377	2,233	2,611	485	1984	(o)
24 World’s Fair Drive	Franklin, NJ		347	1,968	404	362	2,358	2,719	542	1984	(o)
20 World’s Fair Drive Lot 13	Sumerset, NJ		9	—	2,641	691	1,959	2,650	280	1999	(o)
45 Route 46	Pine Brook, NJ		969	5,491	444	978	5,925	6,904	900	1974/1987	(o)
43 Route 46	Pine Brook, NJ		474	2,686	421	479	3,103	3,581	483	1974/1987	(o)
39 Route 46	Pine Brook, NJ		260	1,471	163	262	1,631	1,893	230	1970	(o)
26 Chapin Road	Pine Brook, NJ		956	5,415	516	965	5,922	6,886	798	1983	(o)
30 Chapin Road	Pine Brook, NJ		960	5,440	376	969	5,807	6,776	794	1983	(o)
20 Hook Mountain Road	Pine Brook, NJ		1,507	8,542	1,002	1,534	9,518	11,052	1,228	1972/1984	(o)
30 Hook Mountain Road	Pine Brook, NJ		389	2,206	313	396	2,512	2,908	348	1972/1987	(o)
55 Route 46	Pine Brook, NJ		396	2,244	161	403	2,398	2,801	313	1978/1994	(o)
16 Chapin Road	Pine Brook, NJ		885	5,015	306	901	5,306	6,206	716	1987	(o)
20 Chapin Road	Pine Brook, NJ		1,134	6,426	351	1,154	6,757	7,911	936	1987	(o)
Sayreville Lot 3	Sayreville, NJ		996	—	5,301	996	5,301	6,297	182	2002	(o)
Sayreville Lot 4	Sayreville, NJ		944	—	4,633	944	4,633	5,577	367	2001	(o)
400 Raritan Center Parkway	Edison, NJ		829	4,722	481	836	5,197	6,033	565	1983	(o)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
	(Dollars in thousands)

300 Columbus Circle	Edison, NJ		1,257	7,122	913	1,269	8,023	9,292	903	1983	(o)
400 Apgar	Franklin Township, NJ		780	4,420	580	796	4,985	5,780	480	1987	(o)
500 Apgar	Franklin Township, NJ		361	2,044	257	368	2,294	2,662	285	1987	(o)
201 Circle Dr. North	Piscataway, NJ		840	4,760	489	857	5,232	6,089	497	1987	(o)
1 Pearl Ct	Allendale, NJ		623	3,528	625	649	4,127	4,775	324	1978	(o)
2 Pearl Ct	Allendale, NJ		255	1,445	1,180	403	2,477	2,880	191	1979	(o)
3 Pearl Ct	Allendale, NJ		440	2,491	201	458	2,673	3,131	247	1978	(o)
4 Pearl Ct	Allendale, NJ		450	2,550	611	469	3,142	3,611	309	1979	(o)
5 Pearl Ct	Allendale, NJ		505	2,860	530	526	3,370	3,895	321	1977	(o)
6 Pearl Ct	Allendale, NJ		1,160	6,575	523	1,177	7,082	8,258	583	1980	(o)
7 Pearl Ct	Allendale, NJ		513	2,907	216	520	3,116	3,636	256	1979	(o)
59 Route 17	Allendale, NJ		518	2,933	1,059	539	3,970	4,509	414	1979	(o)
309-319 Pierce Street	Somerset, NJ		1,300	4,628	67	1,309	4,685	5,995	263	1986	(o)
50 Triangle Blvd	Carlstadt, NJ		497	2,195	203	532	2,363	2,895	76	1967	(o)
12 Thornton Road	Oakland, NJ		1,300	3,652	55	1,316	3,691	5,007	185	1981	(o)
Orlando
Lake Point IV	Tampa, FL		909	4,613	53	920	4,654	5,575	87	1987	(o)
Philadelphia
230-240 Welsh Pool Road	Exton, PA		154	851	128	170	963	1,133	186	1975/1997	(o)
264 Welsh Pool Road	Exton, PA		147	811	121	162	918	1,079	179	1975/1996	(o)
254 Welsh Pool Road	Exton, PA		152	842	463	184	1,273	1,457	276	1975/1998	(o)
256 Welsh Pool Road	Exton, PA		82	452	449	94	889	983	153	1975/1999	(o)
213 Welsh Pool Road	Exton, PA		149	827	286	173	1,089	1,262	302	1975/1998	(o)
251 Welsh Pool Road	Exton, PA		144	796	232	159	1,013	1,172	180	1975/1991	(o)
253-255 Welsh Pool Road	Exton, PA		113	626	154	125	769	893	145	1975/1980	(o)
151-161 Philips Road	Exton, PA		191	1,059	291	229	1,312	1,541	267	1975/1990	(o)
216 Philips Road	Exton, PA		199	1,100	268	220	1,347	1,567	278	1985	(o)
964 Postal Road	Lehigh, PA		215	1,216	116	224	1,322	1,546	157	1986	(o)
966 Postal Road	Lehigh, PA		268	1,517	116	279	1,622	1,901	196	1987	(o)
999 Postal Road	Lehigh, PA		439	2,486	343	458	2,810	3,268	342	1988	(o)
7331 William Avenue	Lehigh, PA		311	1,764	122	325	1,872	2,197	223	1989	(o)
7350 William Ave.	Lehigh, PA		552	3,128	670	576	3,774	4,350	606	1989	(o)
7377 William Ave.	Lehigh, PA		290	1,645	229	303	1,861	2,164	245	1989	(o)
2000 Cabot Boulevard West	Langhorne, PA		414	2,346	502	424	2,839	3,262	265	1984	(o)
2005 Cabot Boulevard West	Langhorne, PA		315	1,785	222	322	1,999	2,322	199	1984	(o)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
	(Dollars in thousands)

2010 Cabot Boulevard West	Langhorne, PA		513	2,907	593	525	3,488	4,013	392	1984	(o)
2200 Cabot Boulevard West	Langhorne, PA		428	2,427	338	438	2,754	3,193	305	1979	(o)
2260-2270 Cabot Boulevard West	Langhorne, PA		361	2,044	459	369	2,494	2,864	274	1980	(o)
3000 Cabot Boulevard West	Langhorne, PA		509	2,886	611	521	3,485	4,006	405	1986	(o)
180 Wheeler Court	Langhorne, PA		447	2,533	132	458	2,654	3,112	271	1974	(o)
2512 Metropolitan Drive	Trevose, PA		242	1,369	204	248	1,566	1,814	164	1981	(o)
2515 Metropolitan Drive	Trevose, PA		259	1,466	97	265	1,557	1,822	174	1974	(o)
2555 Metropolitan Drive	Trevose, PA		347	1,968	98	355	2,058	2,413	200	1981	(o)
2450 Metropolitan Drive	Trevose, PA		571	3,234	822	586	4,041	4,627	498	1983	(o)
2495 Metropolitan Drive	Trevose, PA		551	3,124	105	566	3,214	3,780	314	1981	(o)
4667 Somerton Road	Trevose, PA		637	3,608	754	652	4,348	4,999	563	1974	(o)
835 Wheeler Way	Langhorne, PA		293	1,658	477	319	2,108	2,427	276	1974	(o)
14 McFadden Road	Palmer, PA		600	1,349	56	625	1,380	2,005	95	1994/2000	(o)
2801 Red Lion Road	Philadelphia, PA		950	5,916	88	964	5,990	6,954	413	1969/90	(o)
3240 S.78th Street	Philadelphia, PA		515	1,245	50	532	1,278	1,810	10	1980	(o)
Phoenix
1045 South Edward Drive	Tempe, AZ		390	2,160	86	394	2,242	2,636	371	1976	(o)
46 N. 49th Ave	Phoenix, AZ		283	1,704	718	283	2,422	2,706	341	1986	(o)
240 N. 48th Ave	Phoenix, AZ		482	1,913	95	482	2,009	2,490	209	1977	(o)
220 N. 48th Ave	Phoenix, AZ		530	1,726	143	531	1,868	2,399	179	1977	(o)
54 N. 48th Ave	Phoenix, AZ		130	625	39	131	663	794	62	1977	(o)
64 N. 48th Ave	Phoenix, AZ		180	458	55	181	512	693	57	1977	(o)
236 N. 48th Ave	Phoenix, AZ		120	322	34	120	356	476	38	1977	(o)
10 S. 48th Ave	Phoenix, AZ		510	1,687	166	512	1,851	2,363	179	1977	(o)
115 E. Watkins St.	Phoenix, AZ		170	816	112	171	928	1,098	81	1979	(o)
135 E. Watkins St.	Phoenix, AZ		380	1,962	127	382	2,087	2,469	202	1977	(o)
10220 S. 51st Street	Phoenix, AZ		400	1,493	47	406	1,535	1,940	112	1985	(o)
50 South 56th Street	Chandler, AZ		1,200	3,333	(49)	1,207	3,277	4,484	118	1991/97	(o)
4701 W. Jefferson	Phoenix, AZ		926	2,195	628	929	2,820	3,749	129	1984	(o)
725 No. 73rd Avenue	Phoenix, AZ		791	4,201	887	795	5,083	5,879	166	2005	(o)
825 No. 73rd Avenue	Phoenix, AZ		696	3,726	180	699	3,903	4,602	94	2005	(o)
7225 W. Roosevelt	Phoenix, AZ		704	3,376	534	707	3,907	4,614	105	2005	(o)
Portland
2315 NW 21st Place	Portland, OR		301	1,247	10	303	1,255	1,558	8	1966/79	(o)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
	(Dollars in thousands)

Raleigh
70 Reems Creek	Asheville, NC		1,816	4,943	36	1,826	4,969	6,795	38	1979/81	(o)
101 Reliance Road	Kings Mountain, NC		402	3,482	428	405	3,907	4,312	47	1981	(o)
Salt Lake City
512 Lawndale Drive(n)	Salt Lake City, UT		2,705	15,749	2,636	2,705	18,385	21,089	4,142	1981	(o)
1270 West 2320 South	West Valley, UT		138	784	167	143	947	1,090	217	1986/92	(o)
1275 West 2240 South	West Valley, UT		395	2,241	473	408	2,702	3,109	548	1986/92	(o)
1288 West 2240 South	West Valley, UT		119	672	170	123	838	960	208	1986/92	(o)
2235 South 1300 West	West Valley, UT		198	1,120	265	204	1,379	1,583	330	1986/92	(o)
1293 West 2200 South	West Valley, UT		158	896	192	163	1,084	1,247	263	1986/92	(o)
1279 West 2200 South	West Valley, UT		198	1,120	68	204	1,182	1,386	248	1986/92	(o)
1272 West 2240 South	West Valley, UT		336	1,905	471	347	2,365	2,712	626	1986/92	(o)
1149 West 2240 South	West Valley, UT		217	1,232	77	225	1,302	1,526	258	1986/92	(o)
1142 West 2320 South	West Valley, UT		217	1,232	190	225	1,415	1,640	354	1997	(o)
1152 West 2240 South	West Valley, UT		2,067	—	3,295	2,114	3,249	5,363	441	1999	(o)
369 Orange Street	Salt Lake City, UT		600	2,855	187	602	3,039	3,642	286	1980	(o)
1330 W. 3300 South Avenue	Ogden, UT		1,100	2,353	611	1,100	2,964	4,064	280	1982	(o)
San Diego
9051 Siempre Viva Rd.(r)	San Diego, CA		540	1,598	198	541	1,796	2,336	184	1989	(o)
9163 Siempre Viva Rd.	San Diego, CA		430	1,621	211	431	1,832	2,262	156	1989	(o)
9295 Siempre Viva Rd.	San Diego, CA		540	1,569	138	541	1,706	2,247	159	1989	(o)
9255 Customhouse Plaza	San Diego, CA		3,230	11,030	822	3,234	11,848	15,082	1,041	1989	(o)
16275 Technology Drive	San Diego, CA		2,848	8,641	42	2,859	8,672	11,531	29	1963/85	(o)
42374 Avenida Alvarado(l)	Temecula, CA		797	4,514	334	812	4,832	5,644	368	1987	(o)
9375 Customhouse Plaza	San Diego, CA		430	1,384	211	431	1,595	2,025	150	1989	(o)
9465 Customhouse Plaza	San Diego, CA		430	1,437	180	431	1,616	2,047	156	1989	(o)
9485 Customhouse Plaza	San Diego, CA		1,200	2,792	249	1,201	3,039	4,241	262	1989	(o)
2675 Customhouse Court	San Diego, CA		590	2,082	139	591	2,220	2,811	205	1989	(o)
1725 Dornoch Court	San Diego, CA		1,896	5,435	557	1,899	5,989	7,888	145	1987	(o)
Southern New Jersey
5 North Olnev Ave.	Cherry Hill, NJ		157	1,524	(475)	157	1,049	1,206	200	1963/1985	(o)
2 Springdale Road	Cherry Hill, NJ		126	701	141	126	843	969	156	1968	(o)
4 Springdale Road(k)	Cherry Hill, NJ		332	1,853	967	332	2,820	3,152	459	1963/85	(o)
8 Springdale Road	Cherry Hill, NJ		258	1,436	704	258	2,140	2,398	412	1966	(o)
2050 Springdale Road	Cherry Hill, NJ		277	1,545	1,165	277	2,709	2,986	542	1965	(o)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
	(Dollars in thousands)

16 Springdale Road	Cherry Hill, NJ		240	1,336	129	240	1,466	1,705	276	1967	(o)
5 Esterbrook Lane	Cherry Hill, NJ		240	1,336	236	240	1,572	1,812	289	1966/88	(o)
2 Pin Oak Lane	Cherry Hill, NJ		314	1,757	606	314	2,363	2,677	454	1968	(o)
28 Springdale Road	Cherry Hill, NJ		190	1,060	208	190	1,269	1,459	235	1967	(o)
3 Esterbrook Lane	Cherry Hill, NJ		198	1,102	486	198	1,588	1,786	286	1968	(o)
4 Esterbrook Lane	Cherry Hill, NJ		232	1,294	43	232	1,336	1,569	257	1969	(o)
26 Springdale Road	Cherry Hill, NJ		226	1,257	501	226	1,757	1,983	322	1968	(o)
1 Keystone Ave.	Cherry Hill, NJ		218	1,223	934	218	2,157	2,375	404	1969	(o)
21 Olnev Ave.	Cherry Hill, NJ		68	380	65	68	445	513	82	1969	(o)
19 Olnev Ave.	Cherry Hill, NJ		200	1,119	1,112	200	2,231	2,431	384	1971	(o)
2 Keystone Ave.	Cherry Hill, NJ		214	1,194	545	214	1,739	1,953	341	1970	(o)
18 Olnev Ave.	Cherry Hill, NJ		247	1,382	100	247	1,482	1,729	281	1974	(o)
2030 Springdale Rod	Cherry Hill, NJ		523	2,914	1,499	523	4,413	4,936	878	1977	(o)
111 Whittendale Drive	Morrestown, NJ		515	2,916	130	522	3,046	3,568	459	1991/96	(o)
9 Whittendale	Morrestown, NJ		337	1,911	78	343	1,983	2,326	224	2000	(o)
1931 Olney Road	Cherry Hill, NJ		262	1,486	100	267	1,581	1,848	134	1969	(o)
7851 Airport	Pennsauken, NJ		160	508	382	163	888	1,050	103	1966	(o)
103 Central(r)	Mt. Laurel, NJ		610	1,847	1,552	619	3,390	4,009	404	1970	(o)
999 Grand Avenue	Hammonton, NJ	(v)	969	8,793	96	979	8,879	9,858	343	1980	(o)
7860-7870 Airport	Pennsauken, NJ		120	366	278	122	642	764	82	1968	(o)
St. Louis
8921-8971 Fost Avenue	Hazelwood, MO		431	2,479	114	431	2,593	3,025	754	1971	(o)
9043-9083 Frost Avenue	Hazelwood, MO		319	1,838	863	319	2,701	3,020	752	1970/77	(o)
2121 Chapin Industrial Drive	Vinita Park, MO		606	4,384	(4,136)	614	240	854	87	1969/94	(o)
10431-10449 Midwest Industrial Blvd	Olivette, MO		237	1,360	512	237	1,872	2,109	601	1967	(o)
10751 Midwest Industrial Boulevard	Olivette, MO		193	1,119	355	194	1,474	1,667	450	1965	(o)
6951 N Hanley(k)	Hazelwood, MO		405	2,295	1,305	419	3,586	4,005	809	1965	(o)
1037 Warson — Bldg A	St. Louis, MO		246	1,359	185	251	1,539	1,790	134	1968	(o)
1037 Warson — Bldg B	St. Louis, MO		380	2,103	885	388	2,980	3,368	213	1968	(o)
1037 Warson — Bldg C	St. Louis, MO		303	1,680	504	310	2,177	2,487	186	1968	(o)
1037 Warson — Bldg D	St. Louis, MO		353	1,952	151	360	2,095	2,455	189	1968	(o)
6821-6857 Hazelwood Ave	Berkeley, MO		985	6,205	702	985	6,907	7,892	668	2001	(o)
13701 Rider Trail North	Earth City, MO		800	2,099	484	804	2,579	3,383	363	1985	(o)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation	Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05	Renovated	Lives (Years)
	(Dollars in thousands)

1908-2000 Innerbelt(k)	Overland, MO		1,590	9,026	670	1,591	9,696	11,286	1,007	1987	(o)
8449-95 Mid-County Industrial	Vinita Park, MO		520	1,590	178	520	1,768	2,288	183	1988	(o)
84104-76 Mid County Industrial	Vinita Park, MO		540	2,109	(34)	540	2,075	2,615	204	1989	(o)
2001 Innerbelt Business Center	Overland, MO		1,050	4,451	169	1,050	4,620	5,670	438	1987	(o)
Tampa
6202 Benjamin Road	Tampa, FL		203	1,151	456	211	1,598	1,810	372	1981	(o)
6204 Benjamin Road	Tampa, FL		432	2,445	367	454	2,789	3,244	590	1982	(o)
6206 Benjamin Road	Tampa, FL		397	2,251	463	416	2,695	3,111	564	1983	(o)
6302 Benjamin Road	Tampa, FL		214	1,212	222	224	1,424	1,648	302	1983	(o)
6304 Benjamin Road	Tampa, FL		201	1,138	183	209	1,312	1,522	286	1984	(o)
6306 Benjamin Road	Tampa, FL		257	1,457	231	269	1,676	1,945	330	1984	(o)
6308 Benjamin Road	Tampa, FL		345	1,958	336	362	2,278	2,639	473	1984	(o)
5313 Johns Road	Tampa, FL		204	1,159	201	257	1,307	1,564	254	1991	(o)
5602 Thompson Center Court	Tampa, FL		115	652	131	120	778	898	174	1972	(o)
5525 Johns Road	Tampa, FL		192	1,086	76	200	1,155	1,354	232	1993	(o)
5709 Johns Road	Tampa, FL		192	1,086	165	200	1,244	1,443	287	1990	(o)
5711 Johns Road	Tampa, FL		243	1,376	120	255	1,483	1,738	300	1990	(o)
5453 W Waters Avenue	Tampa, FL		71	402	105	82	496	578	105	1987	(o)
5455 W Waters Avenue	Tampa, FL		307	1,742	269	326	1,993	2,318	403	1987	(o)
5553 W Waters Avenue	Tampa, FL		307	1,742	195	326	1,918	2,244	385	1987	(o)
5501 W Waters Avenue	Tampa, FL		154	871	192	162	1,055	1,217	223	1990	(o)
5503 W Waters Avenue	Tampa, FL		71	402	50	75	448	523	94	1990	(o)
5555 W Waters Avenue	Tampa, FL		213	1,206	138	221	1,336	1,557	280	1990	(o)
5557 W Waters Avenue	Tampa, FL		59	335	35	62	366	429	73	1990	(o)
5463 W Waters Avenue	Tampa, FL	(g)	497	2,751	766	560	3,454	4,014	636	1996	(o)
5461 W Waters	Tampa, FL		261	—	1,197	265	1,193	1,458	209	1998	(o)
5481 W. Waters Avenue	Tampa, FL		558	—	2,306	561	2,304	2,865	382	1999	(o)
4515-4519 George Road	Tampa, FL		633	3,587	503	640	4,083	4,723	499	1985	(o)
6301 Benjamin Road	Tampa, FL		292	1,657	84	295	1,739	2,033	206	1986	(o)
5723 Benjamin Road	Tampa, FL		406	2,301	54	409	2,352	2,761	263	1986	(o)
6313 Benjamin Road	Tampa, FL		229	1,296	134	231	1,428	1,659	191	1986	(o)
5801 Benjamin Road	Tampa, FL		564	3,197	141	569	3,334	3,903	373	1986	(o)
5802 Benjamin Road	Tampa, FL		686	3,889	471	692	4,355	5,047	521	1986	(o)
5925 Benjamin Road	Tampa, FL		328	1,859	361	331	2,217	2,548	238	1986	(o)
6089 Johns Road	Tampa, FL	(w)	180	987	40	186	1,022	1,207	48	1985	(o)

					(s)
					Costs
					Capitalized
					Subsequent to
					Acquisition or	Gross Amount Carried
			(b)		Completion	At Close of Period 12/31/05			Accumulated
	Location	(a)	Initial Cost		and Valuation		Building and		Depreciation		Year Built/	Depreciable
Building Address	(City/State)	Encumbrances	Land	Buildings	Provision	Land	Improvements	Total	12/31/05		Renovated	Lives (Years)
	(Dollars in thousands)

6091 Johns Road(r)	Tampa, FL	(w)	140	730	22	144	748	892	38		1986	(o)
6103 Johns Road	Tampa, FL	(w)	220	1,160	42	226	1,196	1,422	56		1986	(o)
6201 Johns Road(r)	Tampa, FL	(w)	200	1,107	51	205	1,153	1,358	69		1981	(o)
6203 Johns Road(r)	Tampa, FL	(w)	300	1,460	56	311	1,506	1,816	102		1987	(o)
6205 Johns Road(r)	Tampa, FL	(w)	270	1,363	18	278	1,373	1,651	50		2000	(o)
6101 Johns Road(r)	Tampa, FL		210	833	36	216	862	1,079	57		1981	(o)
4908 Tampa West Blvd	Tampa, FL		2,622	8,643	31	2,630	8,666	11,296	44		1979/83	(o)
Toronto
135 Dundas Street	Cambridge Ontario, Canada		3,128	4,958	133	3,176	5,043	8,219	104		1953/59	(o)
678 Erie Street	Stratford Ontario, Canada		786	557	43	800	586	1,386	37		1955/76	(o)
Other
4200 West Harry Street(l)	Wichita, KS		193	2,224	1,777	532	3,662	4,194	1,918		1972	(o)
6601 S. 33rd Street	McAllen, TX		231	1,276	166	233	1,440	1,673	240		1975	(o)
9601A Dessau Road	Austin, TX		255	—	2,221	366	2,110	2,476	428		1999	(o)
9601B Dessau Road	Austin, TX		248	—	1,674	355	1,567	1,922	207		1999	(o)
9601C Dessau Road	Austin, TX		248	—	2,204	355	2,097	2,452	761		1999	(o)
555 Vista Blvd	Sparks, NV		1,093	9,592	201	1,093	9,793	10,887	873		1980	(o)
3501 Maple Street(r)	Abilene, TX		67	1,057	1,354	266	2,212	2,478	974		1980	(o)
6266 Hurt Road(r)	Horn Lake, MS		427	—	2,250	427	2,250	2,677	239		1963	(o)
6266 Hurt Road Building B(r)	Horn Lake, MS		—	—	867	99	767	867	4		1963	(o)
6266 Hurt Road Building C(r)	Horn Lake, MS		—	—	292	278	14	292	1		1963	(o)
1105 Industrial Lane	Malvern, AK		135	—	5,957	177	5,915	6,092	25		2005	(o)
7601 NW 107th Terrace	Kansas City, MO		746	4,712	13	748	4,723	5,471	171		1982/87	(o)
12626 Silicon Drive	San Antonio, TX		768	3,448	20	776	3,459	4,236	75		1981/95	(o)
100 Nemec Way	Byhalia, MS		488	11,438	340	797	11,469	12,266	203		1988/92	(o)
3100 Pinson Valley Parkway	Birmingham, AL		303	742	6	305	746	1,051	6		1970	(o)
1245 N. Hearne Avenue	Shreveport, LA		99	1,263	11	100	1,272	1,373	13		1981/2004	(o)
5024 Pelham Road	Greenville, SC		2,258	5,011	41	2,272	5,038	7,310	58		1977/1992	(o)

Redevelopments/ Developments/ Developable Land			54,738	2,673	58,560	70,573	45,399	115,972	701

			517,286	$2,126,595	$568,530	$547,927	$2,664,484	$3,212,412	$412,039	(q)

NOTES:

(a)	See description of encumbrances in Note 5 to Notes to Consolidated Financial Statements.

(b)	Initial cost for each respective property is tangible purchase price allocated in accordance with SFAS No. 141.

(c)	These properties collateralize the Assumed Loan I.

(d)	This property collateralizes the Acquisition Mortgage Loan VIII.

(e)	This property collateralizes the Acquisition Mortgage Loan IX.

(f)	This property collateralizes the Acquisition Mortgage Loan IV.

(g)	This property collateralizes the Acquisition Mortgage Loan V.

(h)	This property collateralizes the Acquisition Mortgage Loan X.

(i)	This property collateralizes the Acquisition Mortgage Loan XVI.

(j)	This property collateralizes the Acquisition Mortgage Loan XVII

(k)	Comprised of two properties.

(l)	Comprised of three properties.

(m)	Comprised of four properties.

(n)	Comprised of 28 properties.

(o)	Depreciation is computed based upon the following estimated lives:

Buildings, Improvements	20 to 50 years
Tenant Improvements, Leasehold Improvements	Life of lease
Furniture, Fixtures and Equipment	5 to 10 years

(p)	These properties represent developable land and redevelopments that have not been placed in service.

(q)	Excludes $66,328 of Construction in Progress (including $254 of construction in progress included in held for sale), and includes real estate held for sale of $6,521 (Land), $11,203 (Buildings and Improvements), and $1,473 (Accumulated Depreciation).

(r)	Property is not in-service as of 12/31/05.

(s)	Improvements are net of write-off of fully depreciated assets.

(t)	This property collateralizes the Assumed Loan II.

(u)	This property collateralizes the Acquisition Mortgage Loan XII.

(v)	This property collateralizes the Acquisition Mortgage Loan XVIII

(w)	These properties collateralize the Acquisition Mortgage Loan XIV

At December 31, 2005, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $3.0 billion (excluding construction in progress.)

FIRST INDUSTRIAL REALTY TRUST, INC.

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
As of December 31, 2005

The changes in total real estate assets for the three years ended December 31, 2005 are as follows:

	2005	2004	2003
	(Dollars in thousands)

Balance, Beginning of Year	$2,910,468	$2,738,034	$2,706,125
Acquisition, Construction Costs and Improvements	875,028	508,572	334,836
Disposition of Assets	(473,743)	(313,940)	(302,927)
Write-off of Fully Depreciated Assets	(33,013)	(22,198)	—

Balance, End of Year	$3,278,740	$2,910,468	$2,738,034

The changes in accumulated depreciation for the three years ended December 31, 2005 are as follows:

	2005	2004	2003

Balance, Beginning of Year	$381,297	$349,252	$310,517
Depreciation for Year	99,338	82,757	73,902
Disposition of Assets	(35,946)	(28,514)	(35,167)
Write-off of Fully Depreciated Assets	(32,650)	(22,198)	—

Balance, End of Year	$412,039	$381,297	$349,252

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.

By:	/s/ Michael W. Brennan
Michael W. Brennan
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 15, 2006

By:	/s/ Michael J. Havala
Michael J. Havala
Chief Financial Officer
(Principal Financial Officer)

Date: March 15, 2006

By:	/s/ Scott A. Musil
Scott A. Musil
Senior Vice President, Controller, Treasurer and Assistant Secretary (Principal Accounting Officer)

Date: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay H. Shidler Jay H. Shidler	Chairman of the Board of Directors	March 15, 2006

/s/ Michael W. Brennan Michael W. Brennan	President, Chief Executive Officer and Director	March 15, 2006

/s/ Michael G. Damone Michael G. Damone	Director of Strategic Planning and Director	March 15, 2006

/s/ Kevin W. Lynch Kevin W. Lynch	Director	March 15, 2006

/s/ James F. Millar James F. Millar	Director	March 15, 2006

Signature	Title	Date

/s/ John E. Rau John E. Rau	Director	March 15, 2006

/s/ Robert J. Slater Robert J. Slater	Director	March 15, 2006

/s/ W. Edwin Tyler W. Edwin Tyler	Director	March 15, 2006

/s/ J. Steven Wilson J. Steven Wilson	Director	March 15, 2006