Form 10-Q
period 2006-03-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 2006-05-10
CIK 921825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-13102

First Industrial Realty Trust, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	36-3935116
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.	)

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares of Common Stock, $.01 par value, outstanding as of May 1, 2006: 44,757,269.

FIRST INDUSTRIAL REALTY TRUST, INC.

Form 10-Q

For the Period Ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(Dollars in thousands, except share and per share data)

ASSETS
Assets:
Investment in Real Estate:
Land	$533,681	$541,406
Buildings and Improvements	2,524,463	2,653,281
Construction in Progress	59,671	66,074
Less: Accumulated Depreciation	(427,992)	(410,566)

Net Investment in Real Estate	2,689,823	2,850,195

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $6,362 and $1,622 at March 31, 2006 and December 31, 2005, respectively	151,745	16,840
Cash and Cash Equivalents	—	8,237
Restricted Cash	24,179	29,581
Tenant Accounts Receivable, Net	8,465	8,897
Investments in Joint Ventures	44,266	44,241
Deferred Rent Receivable, Net	24,664	24,910
Deferred Financing Costs, Net	12,208	10,909
Deferred Leasing Intangibles, Net	77,586	78,537
Prepaid Expenses and Other Assets, Net	94,501	153,896

Total Assets	$3,127,437	$3,226,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage Loans Payable, Net	$60,034	$57,309
Senior Unsecured Debt, Net	1,498,572	1,298,893
Unsecured Line of Credit	231,000	457,500
Accounts Payable, Accrued Expenses and Other Liabilities, Net	97,835	110,560
Deferred Leasing Intangibles, Net	16,411	24,307
Rents Received in Advance and Security Deposits	31,560	32,283
Leasing Intangibles Held For Sale, Net of Accumulated Amortization of $257 at March 31, 2006	1,794	—
Dividends Payable	36,015	39,509

Total Liabilities	1,973,221	2,020,361

Commitments and Contingencies	—	—
Minority Interest	160,816	162,320
Stockholders’ Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized, 20,000, 500, 250 and 600 shares of Series C, F, G and J Cumulative Preferred Stock, respectively, issued and outstanding at March 31, 2006, having a liquidation preference of $2,500 per share ($50,000), $100,000 per share ($50,000), $100,000 per share ($25,000) and $250,000 per share ($150,000), respectively. At December 31, 2005, 10,000,000 shares authorized, 20,000, 500, 250 and 750 shares of Series C, F, G and I Cumulative Preferred Stock, respectively, issued and outstanding at December 31, 2005, having a liquidation preference of $2,500 per share ($50,000), $100,000 per share ($50,000), $100,000 per share ($25,000) and $250,000 per share ($187,500), respectively)
	—	—
Common Stock ($.01 par value, 100,000,000 shares authorized, 47,246,866 and 46,971,110 shares issued and 44,720,466 and 44,444,710 shares outstanding at March 31, 2006 and December 31, 2005, respectively)	472	470
Additional Paid-in-Capital	1,332,518	1,384,712
Distributions in Excess of Accumulated Earnings	(263,010)	(248,686)
Unearned Value of Restricted Stock Grants	—	(16,825)
Accumulated Other Comprehensive Loss	(5,992)	(5,521)
Treasury Shares at Cost (2,526,400 shares at March 31, 2006 and December 31, 2005)	(70,588)	(70,588)

Total Stockholders’ Equity	993,400	1,043,562

Total Liabilities and Stockholders’ Equity	$3,127,437	$3,226,243

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
	(Unaudited)
	(Dollars in thousands,
	except share and per share data)

Revenues:
Rental Income	$69,250	$57,045
Tenant Recoveries and Other Income	26,853	21,906
Revenues from Build to Suit Development for Sale	733	—

Total Revenues	96,836	78,951

Expenses:
Property Expenses	34,481	27,887
General and Administrative	17,636	11,922
Depreciation and Other Amortization	36,354	24,523
Expenses from Build to Suit Development for Sale	666	—

Total Expenses	89,137	64,332

Other Income/Expense:
Interest Income	639	389
Interest Expense	(29,488)	(25,802)
Amortization of Deferred Financing Costs	(620)	(509)
Mark-to-Market/Loss on Settlement of Interest Rate Protection Agreement	(170)	941

Total Other Income/Expense	(29,639)	(24,981)
Loss from Continuing Operations Before Equity in Loss of Joint Ventures, Income Tax Benefit and Income Allocated to Minority Interest	(21,940)	(10,362)
Equity in Loss of Joint Ventures	(34)	(122)
Income Tax Benefit	6,037	2,016
Minority Interest Allocable to Continuing Operations	2,825	1,400

Loss from Continuing Operations	(13,112)	(7,068)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $53,578 and $13,496 for the Three Months Ended March 31, 2006 and 2005, respectively)	55,438	16,952
Provision for Income Taxes Allocable to Discontinued Operations (Including $14,593 and $2,893 allocable to Gain on Sale of Real Estate for the Three Months Ended March 31, 2006 and 2005, respectively)	(15,332)	(3,898)
Minority Interest Allocable to Discontinued Operations	(5,290)	(1,712)

Income Before Gain on Sale of Real Estate	21,704	4,274
Gain on Sale of Real Estate	1,519	21,484
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(92)	(7,538)
Minority Interest Allocable to Gain on Sale of Sale Estate	(188)	(1,830)

Net Income	22,943	16,390
Less: Preferred Stock Dividends	(5,019)	(2,310)
Less: Redemption of Preferred Stock	(672)	—

Net Income Available to Common Stockholders	$17,252	$14,080

Basic Earnings Per Share:
(Loss) Income from Continuing Operations	$(0.40)	$0.06

Income From Discontinued Operations	$0.79	$0.27

Net Income Available to Common Stockholders	$0.39	$0.33

Weighted Average Shares Outstanding	43,887	42,158

Diluted Earnings Per Share:
(Loss) Income from Continuing Operations	$(0.40)	$0.06

Income From Discontinued Operations	$0.79	$0.27

Net Income Available to Common Stockholders	$0.39	$0.33

Weighted Average Shares Outstanding	43,887	42,466

Net Income	$22,943	$16,390
Other Comprehensive (Loss) Income:
Settlement of Interest Rate Protection Agreements	(1,729)	—
Mark to Market of Interest Rate Protection Agreements	1,415	—
Amortization of Interest Rate Protection Agreements	(230)	(274)
Other Comprehensive Income Allocable to Minority Interest	73	—

Comprehensive Income	$22,472	$16,116

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
	(Unaudited)
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$22,943	$16,390
Income Allocated to Minority Interest	2,653	2,142

Net Income Before Minority Interest	25,596	18,532
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	29,920	22,510
Amortization of Deferred Financing Costs	620	509
Other Amortization	9,332	7,001
Provision for Bad Debt	352	230
Mark-to-Market of Interest Rate Protection Agreement	(16)	(941)
Equity in Loss Income of Joint Ventures	34	122
Distributions from Joint Ventures	603	—
Gain on Sale of Real Estate	(55,097)	(24,241)
Decrease in Build to Suit Development for Sale Costs Receivable	16,241	—
Decrease (Increase) in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	5,587	(19,179)
Increase in Deferred Rent Receivable	(2,484)	(2,250)
(Decrease) Increase in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	(2,803)	2,203

Net Cash Provided by Operating Activities	27,885

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(233,141)	(117,578)
Net Proceeds from Sales of Investments in Real Estate	275,752	145,846
Contributions to and Investments in Joint Ventures	(3,382)	(7,589)
Distributions from Joint Ventures	2,881	125
Repayment of Mortgage Loans Receivable	34,137	21,968
Decrease (Increase) in Restricted Cash	5,402	(3,586)

Net Cash Provided by Investing Activities	81,649	39,186

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from the Issuance of Common Stock	689	248
Proceeds from the Issuance of Preferred Stock	144,765	—
Redemption of Preferred Stock	(182,156)	—
Repurchase of Restricted Stock	(2,650)	(3,006)
Dividends/Distributions	(35,751)	(34,255)
Preferred Stock Dividends	(8,777)	(3,542)
Repayments on Mortgage Loans Payable	(4,066)	(467)
Net Proceeds from Senior Unsecured Debt	197,591	—
Other Costs of Senior Unsecured Debt	(1,729)	—
Proceeds on Mortgage Loans Payable	—	1,167
Proceeds from Unsecured Lines of Credit	202,500	43,500
Repayments on Unsecured Lines of Credit	(429,000)	(51,500)
Cash Book Overdraft	813	—

Net Cash Used in Financing Activities	(117,771)	(47,855)

Net Decrease in Cash and Cash Equivalents	(8,237)	(4,173)
Cash and Cash Equivalents, Beginning of Period	8,237	4,924

Cash and Cash Equivalents, End of Period	$—	$751

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	Organization and Formation of Company

First Industrial Realty Trust, Inc. (the “Company”) was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner with an approximate 86.9% ownership interest at March 31, 2006 and March 31, 2005. Minority interest at March 31, 2006 and March 31, 2005 of approximately 13.1% represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

As of March 31, 2006, the Company owned 959 industrial properties (inclusive of developments in process) located in 29 states in the United States and one province in Canada, containing an aggregate of approximately 79.2 million square feet of gross leaseable area (“GLA”). Of the 959 industrial properties owned by the Company, 774 are held by the Operating Partnership and limited liability companies of which the Operating Partnership is the sole member, 103 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners and 82 are held by an entity wholly-owned by the Operating Partnership.

In March, 2006, the Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, entered into a co-investment arrangement with an institutional investor to invest in industrial properties (the “March 2006 Co-Investment Program”). The Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, owns a 15 percent equity interest in and provides property management, leasing, disposition and portfolio management services to the March 2006 Co-Investment Program.

The Company, through separate wholly-owned limited liability companies of which the Operating Partnership or First Industrial Development Services, Inc. is the sole member, also owns minority equity interests in, and provides various services to, four other joint ventures which invest in industrial properties (the “September 1998 Joint Venture”, the “May 2003 Joint Venture”, the “March 2005 Joint Venture” and the “September 2005 Joint Venture”; together with the March 2006 Co-Investment Program, the “Joint Ventures”). The operating data of the Joint Ventures is not consolidated with that of the Company as presented herein.

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Company’s 2005 Form 10-K and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2005 audited financial statements included in the Company’s 2005 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

In order to conform with generally accepted accounting principles, management, in preparation of the Company’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2006 and December 31, 2005, and the reported amounts of revenues and expenses for each of the three months ended March 31, 2006 and March 31, 2005. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of the financial position of the Company as of March 31, 2006 and December 31, 2005 and the results of its operations and comprehensive income for each of the three months ended March 31, 2006 and March 31, 2005, and its cash flows for each of the three months ended March 31, 2006 and March 31, 2005, and all adjustments are of a normal recurring nature.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Incentive Plans:

Effective January 1, 2006 the Company has adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (FAS 123R), using the modified prospective application method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. For the years ended December 31, 2003, 2004 and 2005, the Company accounted for its stock incentive plans under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” for all new issuances of stock based compensation. At January 1, 2006 the Company did not have any unvested option awards and the Company had accounted for their previously issued restricted stock awards at fair value, accordingly, the adoption of FAS 123R did not require the Company to recognize a cumulative effect of a change in accounting principle.

For the three months ended March 31, 2006 and 2005, the Company awarded 304,311 and 190,890 restricted stock awards to its employees and directors of the Company having a fair value of $11,566 and $8,014, respectively. The awards generally vest over three years. For the three months ended March 31, 2006 and 2005, the Company recognized $2,145 and $1,890 in compensation expense related to restricted stock awards, of which $260 and $220, respectively, was capitalized in connection with development activities. At March 31, 2006, the Company has $25,586 in unearned compensation related to unvested restricted stock awards. The weighted average period that the unrecognized compensation is expected to be incurred is 1.94 years. The Company has not awarded options to employees or directors of the Company during the three months ended March 31, 2006 and March 31, 2005, and therefore no stock-based employee compensation expense related to options is included in net income available to common stockholders.

Prior to January 1, 2003, the Company accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company’s stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share as if the fair value recognition provisions of FAS 123R had been applied to all outstanding and unvested option awards for the three months ended March 31, 2005:

Three Months
Ended
March 31,
2005

Net Income Available to Common Stockholders — as reported	$14,080
Less: Total Stock-Based Employee Compensation Expense, Net of Minority Interest — Determined Under the Fair Value Method	(40)

Net Income Available to Common Stockholders — pro forma	$14,040

Net Income Available to Common Stockholders per Share — as reported — Basic	$0.33
Net Income Available to Common Stockholders per Share — pro forma — Basic	$0.33
Net Income Available to Common Stockholders per Share — as reported — Diluted	$0.33
Net Income Available to Common Stockholders per Share — pro forma — Diluted	$0.33

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Leasing Intangibles

Deferred Leasing Intangibles included in the Company’s total assets consist of the following:

	March 31,	December 31,
	2006	2005

In-Place Leases	$75,614	$78,674
Less: Accumulated Amortization	(8,354)	(6,236)

	$67,260	$72,438

Above Market Leases	$7,769	$7,958
Less: Accumulated Amortization	(2,153)	(1,859)

	$5,616	$6,099

Tenant Relationship	$4,822	$—
Less: Accumulated Amortization	(112)	—

	$4,710	$—

Deferred Leasing Intangibles included in the Company’s total liabilities consist of the following:

	March 31,	December 31,
	2006	2005

Below Market Leases	$20,599	$27,710
Less: Accumulated Amortization	(4,188)	(3,403)

	$16,411	$24,307

The fair value of in-place leases, above market leases, tenant relationships and below market leases recorded due to real estate acquisitions during the three months ended March 31, 2006 was $9,232, $610, $4,821 and $(3,307) respectively. The fair value of in-place leases, above market leases and below market leases recorded due to real estate acquisitions during the three months ended March 31, 2005 was $9,506, $931 and $(2,130), respectively.

Amortization expense related to deferred leasing intangibles was $2,095 and $622 for the three months ended March 31, 2006 and March 31, 2005, respectively. The Company will recognize net amortization expense related to deferred leasing intangibles over the next five years as follows:

Remainder of 2006	$5,917
2007	7,084
2008	7,104
2009	7,164
2010	6,790

Total	$34,059

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1. “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect that the implementation of this Statement will have a material effect on the Company’s consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (FAS 140) with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement was issued to simplify the accounting for servicing rights and reduce the volatility that results from the use of different measurements attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. The statement clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights at either fair value or under the amortization method previously required under FAS 140.

An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not expect that the implementation of this Statement will have a material effect on the Company’s consolidated financial position or results of operations.

3.	Investments in Joint Ventures

At March 31, 2006, the September 1998 Joint Venture owned 41 industrial properties comprising approximately 1.3 million square feet of GLA, the May 2003 Joint Venture owned 12 industrial properties comprising approximately 5.4 million square feet of GLA, the March 2005 Joint Venture owned 44 industrial properties comprising approximately 4.5 million square feet of GLA and several land parcels and the September 2005 Joint Venture owned 214 industrial properties comprising approximately 13.8 million square feet of GLA and several land parcels. At March 31, 2006, the March 2006 Joint Venture did not own real estate.

At March 31, 2006 and December 31, 2005, the Company has a receivable from the Joint Ventures of $6,712 and $3,354, respectively, which mainly relates to development, property management and asset management fees due to the Company from the Joint Ventures, reimbursement for development expenditures made by a fully owned subsidiary of the Company who is acting in the capacity of the developer for two development projects for the March 2005 Joint Venture and from borrowings made to the September 1998 Joint Venture.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended March 31, 2006 and March 31, 2005, the Company invested the following amounts in its Joint Ventures as well as received distributions and recognized fees from acquisition, disposition, leasing, development, property management and asset management services in the following amounts:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

Contributions	$3,168	$7,052
Distributions	$3,484	$125
Fees	$4,509	$1,678

4.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit

On January 11, 2006, the Company assumed a mortgage loan in the amount of $1,954 (the “Acquisition Mortgage Loan XIX”). The Acquisition Mortgage Loan XIX is collateralized by one property in Richmond, IN, bears interest at a fixed rate of 7.32% and provides for monthly principal and interest payments based on a 10 year amortization schedule. The Acquisition Mortgage Loan XIX matures on June 1, 2014. In conjunction with the assumption of the Acquisition Mortgage Loan XIX, the Company recorded a premium in the amount of $116 which will be amortized as an adjustment to interest expense through June 1, 2014. Including the impact of the premium recorded, the Company’s effective interest rate on the Acquisition Mortgage Loan XIX is 5.82%..

On March 7, 2006, the Company assumed a mortgage loan in the amount of $4,925 (the “Acquisition Mortgage Loan XX”). The Acquisition Mortgage Loan XX is collateralized by a land parcel in Compton, CA, does not require principal payments prior to maturity on June 5, 2006 and has an 8.0% interest rate.

On January 10, 2006, the Company, through the Operating Partnership, issued $200,000 of senior unsecured debt which matures on January 15, 2016 and bears interest at a rate of 5.75% (the “2016 Notes”). The issue price of the 2016 Notes was 99.653%. Interest is paid semi-annually in arrears on January 15 and July 15. In December 2005, the Company also entered into interest rate protection agreements which were used to fix the interest rate on the 2016 Notes prior to issuance. The Company settled the interest rate protection agreements on January 9, 2006 for a payment of approximately $1,729, which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements will be amortized over the life of the 2016 Notes as an adjustment to interest expense. Including the impact of the offering discount and the settlement amount of the interest rate protection agreements, the Company’s effective interest rate on the 2016 Notes is 5.91%. The 2016 Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table discloses certain information regarding the Company’s mortgage loans payable, senior unsecured debt and unsecured lines of credit:

	Outstanding				Accrued Interest			Interest
	Balance at				Payable at			Rate at
	March 31,		December 31,		March 31,		December 31,	March 31,	Maturity
	2006		2005		2006		2005	2006	Date

Mortgage Loans Payable, Net
Assumed Loan I	$2,185		$2,320		$—		$—	9.250%	09/01/09
Assumed Loan II	1,760		1,805		—		—	9.250%	01/01/13
Acquisition Mortgage Loan IV	1,909		1,936		14		14	8.950%	10/01/06
Acquisition Mortgage Loan V	—	(3)	2,380	(1)	—		18	N/A (3)	N/A	(3)
Acquisition Mortgage Loan VIII	5,267		5,308		36		37	8.260%	12/01/19
Acquisition Mortgage Loan IX	5,463		5,505		38		38	8.260%	12/01/19
Acquisition Mortgage Loan X	15,598	(1)	15,733	(1)	98		98	8.250%	12/01/10
Acquisition Mortgage Loan XII	2,486	(1)	2,503	(1)	15		15	7.540%	01/01/12
Acquisition Mortgage Loan XIV	6,302	(1)	6,392	(1)	34		34	6.940%	07/01/09
Acquisition Mortgage Loan XV	—	(4)	1,167		—		—	N/A (4)	N/A	(4)
Acquisition Mortgage Loan XVI	1,943	(1)	1,960	(1)	9		9	5.500%	09/30/24
Acquisition Mortgage Loan XVII	3,156	(1)	3,209	(1)	18		18	7.375%	05/01/16
Acquisition Mortgage Loan XVIII	7,001	(1)	7,091	(1)	41		42	7.580%	03/01/11
Acquisition Mortgage Loan XIX	2,039	(1)	—		12		—	7.320%	06/01/14
Acquisition Mortgage Loan XX	4,925		—		26		—	8.000%	06/05/06

Total	$60,034		$57,309		$341		$323

Senior Unsecured Debt, Net
2006 Notes	$150,000		$150,000		$3,500		$875	7.000%	12/01/06
2007 Notes	149,994	(2)	149,992	(2)	4,307		1,456	7.600%	05/15/07
2016 Notes	199,321	(2)	—		2,587		—	5.750%	01/15/16
2017 Notes	99,888	(2)	99,886	(2)	2,500		625	7.500%	12/01/17
2027 Notes	15,055	(2)	15,054	(2)	407		138	7.150%	05/15/27
2028 Notes	199,825	(2)	199,823	(2)	3,209		7,009	7.600%	07/15/28
2011 Notes	199,700	(2)	199,685	(2)	656		4,343	7.375%	03/15/11
2012 Notes	199,166	(2)	199,132	(2)	6,340		2,903	6.875%	04/15/12
2032 Notes	49,418	(2)	49,413	(2)	1,787		818	7.750%	04/15/32
2009 Notes	124,860	(2)	124,849	(2)	1,932		292	5.250%	06/15/09
2014 Notes	111,345	(2)	111,059	(2)	2,675		669	6.420%	06/01/14

Total	$1,498,572		$1,298,893		$29,900		$19,128

Unsecured Lines of Credit
2005 Unsecured Line of Credit I	$231,000		$332,500		$1,267		$1,833	5.521%	09/28/08
2005 Unsecured Line of Credit II	—	(5)	125,000		—	(5)	232	N/A (5)	N/A	(5)

Total	$231,000		$457,500		$1,267		$2,065

(1)	At March 31, 2006, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII, the Acquisition Mortgage Loan XIV, the Acquisition Mortgage Loan XVI, the Acquisition Mortgage Loan XVII, the Acquisition Mortgage Loan XVIII, and the Acquisition Mortgage Loan XIX includes unamortized premiums of $1,814, $219, $402, $24, $240, $647, and $114, respectively. At December 31, 2005, the Acquisition

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage Loan V, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII, the Acquisition Mortgage Loan XIV, the Acquisition Mortgage Loan XVI, the Acquisition Mortgage Loan XVII, the Acquisition Mortgage Loan XVIII, includes unamortized premiums of $24, $1,909, $228, $432, $26, $246, and $681, respectively.

(2)	At March 31, 2006, the 2007 Notes, 2016 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes and the 2014 Notes are net of unamortized discounts of $6, $679, $112, $15, $175, $300, $834, $582, $140 and $13,655 respectively. At December 31, 2005, the 2007 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes and the 2014 Notes are net of unamortized discounts of $8, $114, $16, $177, $315, $868, $587, $151 and $13,941, respectively.

(3)	On March 1, 2006, the Company paid off and retired the Acquisition Mortgage Loan V.

(4)	On January 12, 2006, the Company paid off and retired the Acquisition Mortgage Loan XV.

(5)	On January 10, 2006, the Company, through the Operating Partnership, paid off and retired the 2005 Unsecured Line of Credit II.

The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2006	$158,400
2007	152,339
2008	233,533
2009	132,411
2010	15,472
Thereafter	1,110,489

Total	$1,802,644

Derivatives:

In October 2005, the Company, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Company was constructing. This interest rate protection agreement had a notional value of $50,000, was based on the three Month LIBOR rate, had a strike rate of 4.8675%, had an effective date of December 30, 2005 and a termination date of December 30, 2010. Per Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” fair value and cash flow hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement does not qualify for hedge accounting and the change in value of the interest rate protection agreement will be recognized immediately in net income as opposed to other comprehensive income. On January 5, 2006, the Company, through First Industrial Development Services, Inc., settled the interest rate protection agreement for a payment of $186.

Other Comprehensive Income:

In December 2005, the Company, through the Operating Partnership, entered into three interest rate protection agreements which fixed the interest rate on a forecasted offering of unsecured debt which it designated as cash flow hedges. Two of the interest rate protection agreements each had a notional value of $48,700 and were effective from December 30, 2005 through December 30, 2015. The interest rate protection agreements fixed the LIBOR rate at

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.066% and 5.067%. The third interest rate protection agreement had a notional value of $48,700, was effective from January 19, 2006 through January 19, 2016, and fixed the LIBOR rate at 4.992%. The Company settled the three interest rate protection agreements on January 9, 2006 for a payment of approximately $1,729, which is included in other comprehensive income. The settlement amount of the interest rate protection agreements will be amortized over the life of the 2016 Notes as an adjustment to interest expense.

In conjunction with certain issuances of senior unsecured debt, the Company entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt. In the next 12 months, the Company will amortize approximately $978 into net income by decreasing interest expense.

5.	Stockholders’ Equity

On January 13, 2006, the Company issued 6,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company’s 7.25%, $.01 par value, Series J Flexible Cumulative Redeemable Preferred Stock (the “Series J Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. Dividends on the Series J Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. However, during any period that both (i) the depositary shares are not listed on the NYSE or AMEX, or quoted on NASDAQ, and (ii) the Company is not subject to the reporting requirements of the Exchange Act, but the preferred shares are outstanding, the Company will increase the dividend on the preferred shares to a rate of 8.25% of the liquidation preference per year. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series J Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series C Preferred Stock, Series F Preferred Stock, and Series G Preferred Stock. The Series J Preferred Stock is not redeemable prior to January 15, 2011. However, if at any time both (i) the depositary shares cease to be listed on the NYSE or the AMEX, or quoted on NASDAQ, and (ii) the Company ceases to be subject to the reporting requirements of the Exchange Act, but the preferred shares are outstanding, then the preferred shares will be redeemable, in whole but not in part at the Company’s option, within 90 days of the date upon which the depositary shares cease to be listed and the Company ceases to be subject to such reporting requirements, at a redemption price equivalent to $25.00 per Depositary Share, plus all accrued and unpaid dividends to the date of redemption. On or after January 15, 2011, the Series J Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $150,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series J Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

On November 8, 2005 and November 18, 2005, the Company issued 600 and 150 Shares, respectively, of $.01 par value, Series I Flexible Cumulative Redeemable Preferred Stock, (the “Series I Preferred Stock”), in a private placement at an initial offering price of $250,000 per share for an aggregate initial offering price of $187,500. The Company redeemed the Series I Preferred Stock on January 13, 2006 for $242,875.00 per share, and paid a prorated first quarter dividend of $470.667 per share, totaling approximately $353. In accordance with EITF D-42, due to the redemption of the Series I Preferred Stock, the difference between the redemption cost and the carrying value of the Series I Preferred Stock of approximately $672 is reflected as a deduction from net income to arrive at net income available to common stockholders in determining earnings per share for the three months ended March 31, 2006.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividend/Distributions:

The following table summarizes dividends/distributions accrued during the three months ended March 31, 2006.

	Three Months Ended
	March 31, 2006
	Dividend/	Total
	Distribution	Dividend/
	per Share/Unit	Distribution

Common Stock/Operating Partnership Units	$0.7000	$36,015
Series C Preferred Stock	$53.9060	$1,078
Series F Preferred Stock	$1,559.0000	$780
Series G Preferred Stock	$1,809.0000	$452
Series I Preferred Stock	$470.6667	$353
Series J Preferred Stock	$3,927.0833	$2,356

Non-Qualified Employee Stock Options:

During the three months ended March 31, 2006, certain employees of the Company exercised 43,567 non-qualified employee stock options. Net proceeds to the Company were approximately $969.

Restricted Stock:

During the three months ended March 31, 2006, the Company awarded 303,142 shares of restricted common stock to certain employees and 1,169 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $11,566 on the date of grant. The restricted common stock generally vests over periods from one to three years. Compensation expense will be charged to earnings over the respective vesting period for the shares expected to vest.

Units:

During the three months ended March 31, 2006, the Operating Partnership issued 31,473 Units having an aggregate market value of approximately $1,288 in exchange for property.

6.	Acquisition of Real Estate

During the three months ended March 31, 2006, the Company acquired 24 industrial properties comprising approximately 2.4 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $159,009, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

7.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

During the three months ended March 31, 2006, the Company sold 24 industrial properties comprising approximately 4.5 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 24 industrial properties and several land parcels were approximately $297,444. The gain on sale of real estate, net of income taxes was approximately $40,412. The 24 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate, net of income taxes for the 24 sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate, net of income taxes for the several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

At March 31, 2006, the Company had 16 industrial properties comprising approximately 4.7 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the 16 industrial properties held for sale at March 31, 2006 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income from discontinued operations for the three months ended March 31, 2006 reflects the results of operations and gain on sale of real estate, net of income taxes of 24 industrial properties that were sold during the three months ended March 31, 2006 as well as the results of operations of 16 industrial properties held for sale at March 31, 2006.

Income from discontinued operations for the three months ended March 31, 2005 reflects the results of operations of 24 industrial properties that were sold during the three months ended March 31, 2006, 86 industrial properties that were sold during the year ended December 31, 2005 and 16 industrial properties identified as held for sale at March 31, 2006.

The following table discloses certain information regarding the industrial properties included in discontinued operations by the Company for the three months ended March 31, 2006 and March 31, 2005.

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005

Total Revenues	$5,014	$11,346
Operating Expenses	(1,239)	(3,946)
Interest Expense	—	(173)
Depreciation and Amortization	(1,915)	(3,771)
Provision for Income Taxes Allocable to Operations	(739)	(1,005)
Gain on Sale of Real Estate	53,578	13,496
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(14,593)	(2,893)

Income from Discontinued Operations	$40,106	$13,054

8.	Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005

Interest paid, net of capitalized interest	$19,496	$16,956

Interest capitalized	$1,376	$539

Supplemental schedule of noncash investing and financing activities:
Distribution payable on common stock/Units	$36,015	$34,339

Exchange of units for common shares:
Minority interest	$(660)	$—
Common Stock	1
Additional paid-in-capital	659	—

	$—	$—

In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:
Accounts payable and accrued expenses	$(764)	$(693)

Issuance of Operating Partnership Units	$1,288	$1,507

Mortgage Debt	$(6,995)	$(1,977)

In conjunction with certain property sales, the Company provided seller financing:
Notes receivable	$11,200	$4,998

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings Per Share (“EPS”)

The computation of basic and diluted EPS is presented below:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

Numerator:
Loss from Continuing Operations	$(13,112)	$(7,068)
Gain on Sale of Real Estate, Net of Minority Interest and Income Taxes	1,239	12,116
Less: Preferred Stock Dividends	(5,019)	(2,310)
Less: Redemption of Preferred Stock	(672)	—

(Loss) Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest — For Basic and Diluted EPS	(17,564)	2,738
Discontinued Operations, Net of Minority Interest and Income Taxes	34,816	11,342

Net Income Available to Common Stockholders — For Basic and Diluted EPS	$17,252	$14,080

Denominator:
Weighted Average Shares — Basic	43,887,154	42,157,890
Effect of Dilutive Securities:
Employee and Director Common Stock Options	—	188,402
Employee and Director Shares of Restricted Stock	—	120,084

Weighted Average Shares — Diluted	43,887,154	42,466,376

Basic EPS:
(Loss) Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest	$(0.40)	$0.06

Discontinued Operations, Net of Minority Interest and Income Taxes	$0.79	$0.27

Net Income Available to Common Stockholders	$0.39	$0.33

Diluted EPS:
(Loss) Income from Continuing Operations Available to Common Stockholders, Net of Minority Interest	$(0.40)	$0.06

Discontinued Operations, Net of Minority Interest and Income Taxes	$0.79	$0.27

Net Income Available to Common Stockholders	$0.39	$0.33

Weighted average shares — diluted are the same as weighted average shares — basic for the three months March 31, 2006 as the dilutive effect of stock options and restricted stock was excluded because its inclusion would have been anti-dilutive to the loss from continuing operations available to common stockholders, net of minority interest. The dilutive stock options and restricted stock excluded from the computation are 115,961 and 90,162, respectively for the three months ended March 31, 2006.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unvested restricted stock shares aggregating 117,335 and 189,706 were antidilutive at March 31, 2006 and 2005, respectively, and accordingly, were excluded from dilution computations.

Additionally, options to purchase common stock of 499,456 and 805,720 were outstanding as of March 31, 2006 and 2005, respectively. None of the options outstanding at March 31, 2006 and 2005 were antidilutive, and accordingly, all options were included in dilution computations.

10.	Employee Benefit Plans

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

The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards, (iv) performance share awards and (v) dividend equivalent rights. The exercise price of the stock options is determined by the Compensation Committee. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Company. As of March 31, 2006, stock options and restricted stock covering 1.3 million shares were outstanding and 2.3 million shares were available under the Stock Incentive Plans. At March 31, 2006 all outstanding options are vested.

Stock option transactions for the three months ended March 31, 2006 are summarized as follows:

		Weighted
		Average	Exercise	Aggregate
		Exercise	Price	Intrinsic
	Shares	Price	per Share	Value

Outstanding at December 31, 2005	546,723	$31.27	$22.75-$33.15
Exercised	(43,567)	$31.03	$25.13-$33.15	$492
Expired or Terminated	(3,700)	$30.53	$30.53

Outstanding at March 31, 2006	499,456	$31.29	$22.75-$33.15	$5,692

The following table summarizes currently outstanding and exercisable options as of March 31, 2006:

	Number	Weighted	Weighted
	Outstanding	Average	Average
	and	Remaining	Exercise
Range of Exercise Price	Exercisable	Contractual Life	Price

$22.75-$27.69	46,370	2.52	26.32
$30.00-$33.15	453,086	4.53	31.80

The Company has granted restricted stock awards to officers, certain other employees, and non-employee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to three-year vesting period and generally based on time and service, of which 775,526 shares were outstanding at March 31, 2006.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock transactions for the three months ended March 31, 2006 are summarized as follows:

		Weighted Average
	Shares	Grant Date Fair Value

Outstanding at December 31, 2005	700,023	$34.23
Issued	304,311	$38.01
Vested	(209,391)	$36.71
Forfeited	(19,417)	$34.10

Outstanding at March 31, 2006	775,526	$35.40

11.	Commitments and Contingencies

In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.

The Company has committed to the construction of certain industrial properties totaling approximately 3.6 million square feet of GLA. The estimated total construction costs are approximately $129.7 million. Of this amount, approximately $45.2 million remains to be funded. There can be no assurance the actual completion cost will not exceed the estimated completion cost stated above.

At March 31, 2006, the Company had 18 letters of credit outstanding in the aggregate amount of $7,191. These letters of credit expire between June 30, 2006 and April 30, 2009.

12.	Subsequent Events

From April 1, 2006 to May 1, 2006, the Company acquired 26 industrial properties for a purchase price of approximately $69,593, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold nine industrial properties and several land parcels for approximately $42,028 of gross proceeds.

On April 17, 2006, the Company and the Operating Partnership paid a first quarter 2006 dividend/distribution of $.70 per common share/Unit, totaling approximately $36,015.

In April 2006, the Company, through the Operating Partnership, entered into four interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt. The interest rate protection agreements are designated as cash flow hedges and have a combined notional value of $295,300. Two of the interest rate protection agreements are effective from November 2006 to November 2016 and fix the LIBOR rate at 5.54% and the other two are effective from May 2007 to May 2012 and fix the LIBOR rate at 5.42%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of First Industrial Realty Trust, Inc.’s (the “Company”) financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of financing, interest rates, competition, supply and demand for industrial properties in the Company’s current and proposed market areas, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs and changes in general accounting principles, policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein in Item 1A, “Risk Factors,” and in the Company’s other filings with the Securities and Exchange Commission.

GENERAL

The Company was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code (the “Code”). The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner with an approximate 86.9% ownership interest at March 31, 2006. Minority interest in the Company at March 31, 2006 represents the approximate 13.1% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

As of March 31, 2006, the Company owned 959 industrial properties (inclusive of developments in process) located in 29 states and one Province in Canada, containing an aggregate of approximately 79.2 million square feet of gross leaseable area (“GLA”). Of the 959 industrial properties owned by the Company, 774 are held by the Operating Partnership and limited liability companies of which the Operating Partnership is the sole member, 103 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners and 82 are held by an entity wholly-owned by the Operating Partnership.

In March, 2006, the Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, entered into a co-investment arrangement with an institutional investor to invest in industrial properties (the “March 2006 Co-Investment Program”). The Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, owns a 15 percent equity interest in and provides property management, leasing, disposition and portfolio management services to the March 2006 Co-Investment Program.

The Company, through separate, wholly-owned limited liability companies of which the Operating Partnership or First Industrial Development Services, Inc. is the sole member, also owns minority equity interests in, and provides various services to, four other joint ventures which invest in industrial properties (the “September 1998 Joint Venture”, the “May 2003 Joint Venture”, the “March 2005 Joint Venture” and the “September 2005 Joint

Venture”; together with the March 2006 Co-Investment Program, the “Joint Ventures”). The operating data of the Joint Ventures is not consolidated with that of the Company as presented herein.

MANAGEMENT’S OVERVIEW

Management believes the Company’s financial condition and results of operations are, primarily, a function of the Company’s and its Joint Ventures’ performance in four key areas: leasing of industrial properties, acquisition and development of additional industrial properties, redeployment of internal capital and access to external capital.

The Company generates revenue primarily from rental income and tenant recoveries from long-term (generally three to six years) operating leases of its and its joint ventures’ industrial properties. Such revenue is offset by certain property specific operating expenses, such as real estate taxes, repairs and maintenance, property management, utilities and insurance expenses, along with certain other costs and expenses, such as depreciation and amortization costs and general and administrative and interest expenses. The Company’s revenue growth is dependent, in part, on its ability to (i) increase rental income, through increasing either or both occupancy rates and rental rates at the Company’s and its joint ventures’ properties, (ii) maximize tenant recoveries and (iii) minimize operating and certain other expenses. Revenues generated from rental income and tenant recoveries are a significant source of funds, in addition to income generated from gains/losses on the sale of the Company’s and its joint ventures’ properties (as discussed below), for the Company’s distributions. The leasing of property, in general, and occupancy rates, rental rates, operating expenses and certain non-operating expenses, in particular, are impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Company. The leasing of property also entails various risks, including the risk of tenant default. If the Company were unable to maintain or increase occupancy rates and rental rates at the Company’s and its joint ventures’ properties or to maintain tenant recoveries and operating and certain other expenses consistent with historical levels and proportions, the Company’s revenue growth would be limited. Further, if a significant number of the Company’s and its joint ventures’ tenants were unable to pay rent (including tenant recoveries) or if the Company or its joint ventures were unable to rent their properties on favorable terms, the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

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

Currently, the Company utilizes a portion of the net sales proceeds from property sales, borrowings under its unsecured line of credit and proceeds from the issuance, when and as warranted, of additional debt and equity securities to finance acquisitions and developments and to fund its equity commitments to its joint ventures. Access to external capital on favorable terms plays a key role in the Company’s financial condition and results of operations, as it impacts the Company’s cost of capital and its ability and cost to refinance existing indebtedness as it matures and to fund acquisitions, developments and contributions to its joint ventures or through the issuance, when and as warranted, of additional equity securities. The Company’s ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on the Company’s capital stock and debt, the market’s perception of the Company’s growth potential, the Company’s current and potential future earnings and cash distributions and the market price of the Company’s capital stock. If the Company were unable to access external capital on favorable terms, the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005

The Company’s net income available to common stockholders was $17.3 million and $14.1 million for the three months ended March 31, 2006 and 2005, respectively. Basic and diluted net income available to common stockholders were $0.39 and $0.39 per share, respectively, for the three months ended March 31, 2006, and $0.33 and $0.33 per share, respectively, for the three months ended March 31, 2005.

The tables below summarize the Company’s revenues, property expenses and depreciation and other amortization by various categories for the three months ended March 31, 2006 and March 31, 2005. Same store properties are in service properties owned prior to January 1, 2005. Acquired properties are properties that were acquired subsequent to December 31, 2004. Sold properties are properties that were sold subsequent to December 31, 2004. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after December 31, 2004 or acquisitions acquired prior to January 1, 2005 that were not placed in service as of December 31, 2004. These properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Other revenues are derived from the operations of the Company’s maintenance company, fees earned from the Company’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Company’s maintenance company and other miscellaneous regional expenses.

The Company’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Company’s future revenues and expenses may vary materially from historical rates.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005	$ Change	% Change

REVENUES ($ in 000’s)
Same Store Properties	$69,740	$72,884	$(3,144)	(4.3)%
Acquired Properties	17,922	304	17,618	5,795.4%
Sold Properties	3,055	9,902	(6,847)	(69.1)%
Properties Not In Service	4,998	3,467	1,531	44.2%
Other	6,135	3,740	2,395	64.0%

	$101,850	$90,297	$11,553	12.8%
Discontinued Operations	(5,014)	(11,346)	6,332	(55.8)%

Total Revenues	$96,836	$78,951	$17,885	22.7%

At March 31, 2006 and March 31, 2005, the occupancy rates of the Company’s same store properties were 88.4% and 91.2%, respectively. Revenues from same store properties decreased by $3.1 million due to a decrease in same store property occupancy rates. Revenues from acquired properties increased $17.6 million due to the 185 industrial properties acquired subsequent to December 31, 2004 totaling approximately 22.5 million square feet of GLA. Revenues from sold properties decreased $6.8 million due to the 120 industrial properties sold subsequent to December 31, 2004 totaling approximately 17.2 million square feet of GLA partially offset by the revenues from the build to suit development for sale. Revenues from properties not in service increased by $1.5 million due to an increase in properties placed in service during 2006 and 2005. Other revenues increased by approximately $2.4 million due primarily to an increase in joint venture fees partially offset by a decrease in assignment fees.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005	$ Change	% Change

PROPERTY EXPENSES ($ in 000’s)
Same Store Properties	$24,528	$24,295	$233	1.0%
Acquired Properties	4,532	58	4,474	7,713.8%
Sold Properties	1,243	3,722	(2,479)	(66.6)%
Properties Not In Service	2,564	2,137	427	20.0%
Other	3,519	1,621	1,898	117.1%

	$36,386	$31,833	$4,553	14.3%
Discontinued Operations	(1,239)	(3,946)	2,707	(68.6)%

Total Property Expenses	$35,147	$27,887	$7,260	26.0%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, other property related expenses and expenses from build to suit development for sale. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased by $4.5 million due to properties acquired subsequent to December 31, 2004. Property expenses from sold properties decreased by $2.5 million due to properties sold subsequent to December 31, 2004 partially offset by the expenses from the build to suit development for sale. Property expenses from properties not in service increased by $.4 million due to an increase in properties placed in service during 2006 and 2005. Other expense increased $1.9 million due primarily to increases in employee compensation.

General and administrative expense increased by approximately $5.7 million, or 47.9%, due primarily to increases in employee compensation related to compensation for new employees as well as an increase in incentive compensation.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005	$ Change	% Change

DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$22,529	$21,950	$579	2.6%
Acquired Properties	10,644	277	10,367	3,742.6%
Sold Properties	1,033	3,408	(2,375)	(69.7)%
Properties Not In Service and Other	3,647	2,339	1,308	55.9%
Corporate Furniture, Fixtures and Equipment	416	320	96	30.0%

	$38,269	$28,294	$9,975	35.3%
Discontinued Operations	(1,915)	(3,771)	1,856	(49.2)%

Total Depreciation and Other Amortization	$36,354	$24,523	$11,831	48.2%

Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased by $10.4 million due to properties acquired subsequent to December 31, 2004. Depreciation and other amortization from sold properties decreased by $2.4 million due to properties sold subsequent to December 31, 2004. Depreciation and other amortization for properties not in service and other increased by $1.3 million due primarily to accelerated depreciation on one property in Cincinnati, OH which is in the process of being razed.

Interest income increased by approximately $0.3 million due primarily to an increase in the average mortgage loans receivable outstanding during the three months ended March 31, 2006, as compared to the three months ended March 31, 2005.

Interest expense increased by approximately $3.7 million primarily due to an increase in the weighted average debt balance outstanding for the three months ended March 31, 2006 ($1,845.0 million), as compared to the three months ended March 31, 2005 ($1,593.3 million), as well as an increase in the weighted average interest rate for the three months ended March 31, 2006 (6.78%), as compared to the three months ended March 31, 2005 (6.75%) partially offset by an increase in capitalized interest for the three months ended March 31, 2006 due to an increase in development activities.

Amortization of deferred financing costs remained relatively unchanged.

In October 2005, the Company, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Company was constructing. This interest rate protection agreement had a notional value of $50 million, was based on the three Month LIBOR rate, had a strike rate of 4.8675%, had an effective date of December 30, 2005 and a termination date of December 30, 2010. Per Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” fair value and cash flow hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement does not qualify for hedge accounting and the change in value of the interest rate protection agreement will be recognized immediately in net income as opposed to other comprehensive income. On January 5, 2006, the Company, through First Industrial Development Services, Inc., settled the interest rate protection agreement for a payment of $.2 million.

Income tax benefit increased by $4.0 million due primarily to an increase in general and administrative expense and depreciation expense which increases the loss from continuing operations, incurred in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 associated with additional investment activity in the Company’s taxable REIT subsidiary and a decrease in state tax expense.

Equity in loss of joint ventures remained relatively unchanged.

The $1.4 million gain on sale of real estate, net of income taxes for the three months ended March 31, 2006 resulted from the sale of several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $13.9 million gain on sale of real estate, net of income taxes for the three months ended March 31, 2005 resulted from the sale of eight industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Company for the three months ended March 31, 2006 and March 31, 2005.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
	($ in 000’s)

Total Revenues	$5,014	$11,346
Operating Expenses	(1,239)	(3,946)
Interest Expense	—	(173)
Depreciation and Amortization	(1,915)	(3,771)
Provision for Income Taxes Allocable to Operations	(739)	(1,005)
Gain on Sale of Real Estate	53,578	13,496
Provision for Income Taxes Allocable to Gain on Sale	(14,593)	(2,893)

Income from Discontinued Operations	$40,106	$13,054

Income from discontinued operations (net of income taxes) for the three months ended March 31, 2006 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 24 industrial properties that were sold during the three months ended March 31, 2006 and the results of operations of 16 properties that were identified as held for sale at March 31, 2006.

Income from discontinued operations (net of income taxes) for the three months ended March 31, 2005 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 24 industrial properties that were sold during the three months ended March 31, 2006, 86 industrial properties that were sold during the year ended December 31, 2005 and 16 industrial properties identified as held for sale at March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Company’s restricted cash was approximately $24.2 million. Restricted cash is primarily comprised of gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Company exchanges industrial properties under Section 1031 of the Internal Revenue Code.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company’s 7.0% Notes due in 2006, in the aggregate principal amount of $150 million are due on December 1, 2006 (the “2006 Notes”). The Company expects to satisfy the payment obligations on the 2006 Notes with the issuance of additional debt. With the exception of the 2006 Notes, the Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company’s REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be met with cash flows provided by operating activities.

The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional equity securities. As of March 31, 2006 and May 1, 2006, $265.4 million of common stock, preferred stock and depositary shares and $300.00 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under the 2005 Unsecured Line of Credit I. At March 31, 2006, borrowings under the 2005 Unsecured Line of Credit I bore interest at a weighted average interest rate of 5.521%. The 2005 Unsecured Line of Credit I bears interest at a floating rate of LIBOR plus .625%, or the Prime Rate, at the Company’s election. As of May 1, 2006 the Company had approximately $173.4 million available for additional borrowings under the 2005 Unsecured Line of Credit I.

Three Months Ended March 31, 2006

Net cash provided by operating activities of approximately $27.9 million for the three months ended March 31, 2006 was comprised primarily of net income before minority interest of approximately $25.6 million, the net change in operating assets and liabilities of approximately $19.2 million and distributions from joint ventures of $.6, offset by adjustments for non-cash items of approximately $17.3 million. The adjustments for the non-cash items of approximately $17.3 million are primarily comprised of the gain on sale of real estate of approximately $55.1 million and the effect of the straight-lining of rental income of approximately $2.5 million, offset by depreciation and amortization of approximately $39.9 million and the provision for bad debt of $.4 million.

Net cash provided by investing activities of approximately $81.6 million for the three months ended March 31, 2006 was comprised primarily by the net proceeds from the sale of real estate, the repayment of mortgage loans receivable, distributions from the Company’s industrial real estate joint ventures and an increase in restricted cash that is held by an intermediary for Section 1031 exchange purposes, partially offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, contributions to, and investments in, the Company’s industrial real estate joint ventures.

During the three months ended March 31, 2006, the Company acquired 24 industrial properties comprising approximately 2.4 million square feet of GLA and several land parcels. The purchase price for these acquisitions totaled approximately $159.0 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

The Company, through a wholly-owned limited liability company in which the Operating Partnership or First Industrial Development Services, Inc. is the sole member, invested approximately $3.2 million and received distributions of approximately $3.5 million from the Company’s real estate joint ventures. As of March 31, 2006, the Company’s industrial real estate joint ventures owned 311 industrial properties comprising approximately 25.0 million square feet of GLA.

During the three months ended March 31, 2006, the Company sold 24 industrial properties comprising approximately 4.5 million square feet of GLA and several land parcels. Net proceeds from the sales of the 24 industrial properties and several land parcels were approximately $275.8 million.

Net cash used in financing activities of approximately $117.8 million for the three months ended March 31, 2006 was derived primarily by the redemption of preferred stock, common and preferred stock dividends and unit distributions, net repayments under the Company’s Unsecured Lines of Credit, the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock, repayments on mortgage loans payable and a book overdraft, partially offset by the net proceeds from the issuance of senior unsecured debt and preferred stock and the net proceeds from the exercise of stock options.

During the three months ended March 31, 2006, the Company awarded 303,142 shares of restricted common stock to certain employees and 1,169 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $11.6 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods for those shares that are expected to vest.

During the three months ended March 31, 2006, certain employees of the Company exercised 43,567 non-qualified employee stock options. Net proceeds to the Company were approximately $1.0 million.

On January 10, 2006, the Company, through the Operating Partnership, issued $200.0 million of senior unsecured debt which matures on January 15, 2016 and bears interest at a rate of 5.75% (the “2016 Notes”). Net of offering costs, the Company received net proceeds of $197.6 million from the issuance of 2016 Notes. In December 2005, the Company also entered into interest rate protection agreements which were used to fix the interest rate on the 2016 Notes prior to issuance. The Company settled the interest rate protection agreements on January 9, 2006 for a payment of approximately $1.7 million which is included in other comprehensive income.

On January 13, 2006, the Company issued 6,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company’s 7.25%, $.01 par value, Series J Flexible Cumulative Redeemable Preferred Stock (the “Series J Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. Net of offering costs, the Company received net proceeds of $144.8 million from the issuance of Series J Preferred Stock.

On November 8, 2005 and November 18, 2005, the Company issued 600 and 150 Shares, respectively, of $.01 par value, Series I Flexible Cumulative Redeemable Preferred Stock, (the “Series I Preferred Stock”), in a private placement at an initial offering price of $250,000 per share for an aggregate initial offering price of $187.5 million. Net of offering costs, the Company received net proceeds of $181.5 million from the issuance of Series I Preferred Stock. The Company redeemed the Series I Preferred Stock on January 13, 2006 for $242,875.00 per share, and paid a prorated first quarter dividend of $470.667 per share, totaling approximately $.4 million. In accordance with EITF D-42, due to the redemption of the Series I Preferred Stock, the difference between the redemption cost and the carrying value of the Series I Preferred Stock of approximately $.7 million is reflected as a deduction from net income to arrive at net income available to common stockholders in determining earnings per share for the three months ended March 31, 2006.

Market Risk

The following discussion about the Company’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at March 31, 2006 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At March 31, 2006, approximately $1,558.6 million (approximately 87.1% of total debt at March 31, 2006) of the Company’s debt was fixed rate debt and approximately $231.0 million (approximately 12.9% of total debt at March 31, 2006) was variable rate debt.

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

Based upon the amount of variable rate debt outstanding at March 31, 2006, a 10% increase or decrease in the interest rate on the Company’s variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $1.3 million per year. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at March 31, 2006 by approximately $0.1 million to $1,584.3 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at March 31, 2006 by approximately $0.1 million to $1,697.5 million.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1. “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect that the implementation of this Statement will have a material effect on the Company’s consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Asset which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 140), with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement was issued to simplify the accounting for servicing rights and reduce the volatility that results from the use of different measurements attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. The statement clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights at either fair value or under the amortization method previously required under FAS 140.

An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not expect that the implementation of this Statement will have a material effect on the Company’s consolidated financial position or results of operations.

Subsequent Events

From April 1, 2006 to May 1, 2006, the Company acquired 26 industrial properties for a purchase price of approximately $69.6 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold nine industrial properties and several land parcels for approximately $42.0 million of gross proceeds.

On April 17, 2006, the Company and the Operating Partnership paid a first quarter 2006 dividend/ distribution of $.70 per common share/Unit, totaling approximately $36.0 million.

In April 2006, the Company, through the Operating Partnership, entered into four interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt. The interest rate protection agreements are designated as cash flow hedges and have a combined notional value of $295.3 million. Two of the interest rate protection agreements are effective from November 2006 to November 2016 and fix the LIBOR rate at 5.54% and the other two are effective from May 2007 to May 2012 and fix the LIBOR rate at 5.42%.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Response to this item is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

a) Exhibits:

Exhibit
Number	Description

3.1	Articles Supplementary dated January 12, 2006 relating to the Company’s 7.25% Series J Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company filed January 17, 2006, File No. 1-13102)
4.1	Supplemental Indenture No. 10 dated as of January 10, 2006 between First Industrial, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company filed January 11, 2006, File No. 1-13102)

Exhibit
Number		Description

10.1		Deposit Agreement dated as of January 13, 2006 by and among the Company, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A. and holders from time to time of Series J Depositary Receipts (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed January 17, 2006, File No. 1-13102)
10.2		Tenth Amended and Restated Partnership Agreement of First Industrial, L.P. dated January 13, 2006 (the “LP Agreement”) (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed January 17, 2006, File No. 1-13102)
10.3		Amendment No. 1 dated January 20, 2006 to the LP Agreement (incorporated by reference to Exhibit 10.20 of the Form 10-K of the Company for the period ended December 31, 2005, File No. 1-13102)
10	.4*	Amendment No. 2 dated March 31, 2006 to the LP Agreement
10.5		Separation Agreement dated March 13, 2006 between Robert Cutlip and the Company (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed March 16, 2006, File No. 1-13102)
31	.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

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
Scott A. Musil
Chief Accounting Officer
(Principal Accounting Officer)

Date: May 9, 2006

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Articles Supplementary dated January 12, 2006 relating to the Company’s 7.25% Series J Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company filed January 17, 2006, File No. 1-13102)
4.1		Supplemental Indenture No. 10 dated as of January 10, 2006 between First Industrial, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company filed January 11, 2006, File No. 1-13102)
10.1		Deposit Agreement dated as of January 13, 2006 by and among the Company, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A. and holders from time to time of Series J Depositary Receipts (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed January 17, 2006, File No. 1-13102)
10.2		Tenth Amended and Restated Partnership Agreement of First Industrial, L.P. dated January 13, 2006 (the “LP Agreement”) (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed January 17, 2006, File No. 1-13102)
10.3		Amendment No. 1 dated January 20, 2006 to the LP Agreement (incorporated by reference to Exhibit 10.20 of the Form 10-K of the Company for the period ended December 31, 2005, File No. 1-13102)
10	.4*	Amendment No. 2 dated March 31, 2006 to the LP Agreement
10.5		Separation Agreement dated March 13, 2006 between Robert Cutlip and the Company (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed March 16, 2006, File No. 1-13102)
31	.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith