Form 10-Q
period 2006-06-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 2006-08-09
CIK 921825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Number of shares of Common Stock, $.01 par value, outstanding as of July 28, 2006: 44,805,265.

FIRST INDUSTRIAL REALTY TRUST, INC.

Form 10-Q

For the Period Ended June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(Dollars in thousands, except share and per share data)

ASSETS
Assets:
Investment in Real Estate:
Land	$538,349	$541,406
Buildings and Improvements	2,534,754	2,653,281
Construction in Progress	108,882	66,074
Less: Accumulated Depreciation	(436,264)	(410,566)

Net Investment in Real Estate	2,745,721	2,850,195

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $7,587 and $1,622 at June 30, 2006 and December 31, 2005, respectively	73,260	16,840
Cash and Cash Equivalents	86	8,237
Restricted Cash	73,344	29,581
Tenant Accounts Receivable, Net	7,527	8,897
Investments in Joint Ventures	49,280	44,241
Deferred Rent Receivable, Net	26,671	24,910
Deferred Financing Costs, Net	11,605	10,909
Deferred Leasing Intangibles, Net	80,272	78,537
Prepaid Expenses and Other Assets, Net	99,414	153,896

Total Assets	$3,167,180	$3,226,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage Loans Payable, Net	$52,488	$57,309
Senior Unsecured Debt, Net	1,498,952	1,298,893
Unsecured Lines of Credit	268,000	457,500
Accounts Payable, Accrued Expenses and Other Liabilities, Net	107,608	110,560
Deferred Leasing Intangibles, Net	17,281	24,307
Rents Received in Advance and Security Deposits	29,639	32,283
Leasing Intangibles Held For Sale, Net of Accumulated Amortization of $90 at June 30, 2006	128	—
Dividends Payable	37,270	39,509

Total Liabilities	2,011,366	2,020,361

Commitments and Contingencies	—	—
Minority Interest	159,443	162,320
Stockholders’ Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized, 20,000, 500, 250 and 600 shares of Series C, F, G and J Cumulative Preferred Stock, respectively, issued and outstanding at June 30, 2006, having a liquidation preference of $2,500 per share ($50,000), $100,000 per share ($50,000), $100,000 per share ($25,000) and $250,000 per share ($150,000), respectively. At December 31, 2005, 10,000,000 shares authorized, 20,000, 500, 250 and 750 shares of Series C, F, G and I Cumulative Preferred Stock, respectively, issued and outstanding at December 31, 2005, having a liquidation preference of $2,500 per share ($50,000), $100,000 per share ($50,000), $100,000 per share ($25,000) and $250,000 per share ($187,500), respectively)
	—	—
Common Stock ($.01 par value, 100,000,000 shares authorized, 47,319,449 and 46,971,110 shares issued and 44,793,049 and 44,444,710 shares outstanding at June 30, 2006 and December 31, 2005, respectively)	465	470
Additional Paid-in-Capital	1,336,851	1,384,712
Distributions in Excess of Accumulated Earnings	(267,099)	(248,686)
Unearned Value of Restricted Stock Grants	—	(16,825)
Accumulated Other Comprehensive Loss	(3,258)	(5,521)
Treasury Shares at Cost (2,526,400 shares at June 30, 2006 and December 31, 2005)	(70,588)	(70,588)

Total Stockholders’ Equity	996,371	1,043,562

Total Liabilities and Stockholders’ Equity	$3,167,180	$3,226,243

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(Unaudited)
	(Dollars in thousands, except share and per share data)

Revenues:
Rental Income	$71,283	$56,009	$138,536	$110,985
Tenant Recoveries and Other Income	29,214	19,354	55,605	40,682
Revenues from Build to Suit Development for Sale	—	—	733	—

Total Revenues	100,497	75,363	194,874	151,667

Expenses:
Property Expenses	32,610	25,942	65,968	52,871
General and Administrative	18,236	11,571	35,872	23,493
Depreciation and Other Amortization	39,093	25,134	74,442	48,893
Expenses from Build to Suit Development for Sale	—	—	666	—

Total Expenses	89,939	62,647	176,948	125,257

Other Income/Expense:
Interest Income	260	448	899	837
Interest Expense	(29,744)	(25,890)	(59,232)	(51,693)
Amortization of Deferred Financing Costs	(603)	(510)	(1,223)	(1,019)
Mark-to-Market/Gain on Settlement of Interest Rate Protection Agreement	—	(1,404)	(170)	(463)

Total Other Income/Expense	(30,087)	(27,356)	(59,726)	(52,338)

Loss from Continuing Operations Before Equity in Income (Loss) of Joint Ventures, Income Tax Benefit and Income Allocated to Minority Interest	(19,529)	(14,640)	(41,800)	(25,928)
Equity in Income (Loss) of Joint Ventures	7,307	(98)	7,273	(220)
Income Tax Benefit	483	2,694	6,476	4,720
Minority Interest Allocable to Continuing Operations	2,085	1,857	4,965	3,380

Loss from Continuing Operations	(9,654)	(10,187)	(23,086)	(18,048)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $51,953 and $33,690 for the Three Months Ended June 30, 2006 and 2005, respectively and $105,532 and $47,186 for the Six Months Ended June 30, 2006 and 2005, respectively)	54,521	38,116	110,291	55,994
Provision for Income Taxes Allocable to Discontinued Operations (Including $7,484 and $2,584 for the Three Months Ended June 30, 2006 and 2005, respectively and $21,946 and $5,383 for the Six Months Ended June 30, 2006 and 2005, respectively allocable to Gain on Sale of Real Estate)	(7,845)	(3,156)	(23,133)	(7,071)
Minority Interest Allocable to Discontinued Operations	(6,073)	(4,572)	(11,418)	(6,409)

Income Before Gain on Sale of Real Estate	30,949	20,201	52,654	24,466
Gain on Sale of Real Estate	2,493	3,232	4,011	24,716
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(947)	(1,446)	(1,039)	(8,977)
Minority Interest Allocable to Gain on Sale of Sale Estate	(201)	(234)	(389)	(2,062)

Net Income	32,294	21,753	55,237	38,143
Less: Preferred Stock Dividends	(5,029)	(2,310)	(10,048)	(4,620)
Less: Redemption of Preferred Stock	—	—	(672)	—

Net Income Available to Common Stockholders	$27,265	$19,443	$44,517	$33,523

Basic Earnings Per Share:
Loss from Continuing Operations	$(0.30)	$(0.26)	$(0.71)	$(0.21)

Income From Discontinued Operations	$0.92	$0.72	$1.72	$1.01

Net Income Available to Common Stockholders	$0.62	$0.46	$1.01	$0.79

Weighted Average Shares Outstanding	44,006	42,285	43,947	42,222

Diluted Earnings Per Share:
Loss from Continuing Operations	$(0.30)	$(0.26)	$(0.71)	$(0.21)

Income From Discontinued Operations	$0.92	$0.72	$1.72	$1.01

Net Income Available to Common Stockholders	$0.62	$0.46	$1.01	$0.79

Weighted Average Shares Outstanding	44,006	42,285	43,947	42,222
Net Income	$32,294	$21,753	$55,237	$38,143
Other Comprehensive (Loss) Income:
Settlement of Interest Rate Protection Agreements	—	—	(1,729)	—
Mark-to-Market of Interest Rate Protection Agreements	3,374	—	4,789	—
Amortization of Interest Rate Protection Agreements	(220)	(273)	(450)	(547)
Other Comprehensive Income Allocable to Minority Interest	(410)	—	(342)	—

Comprehensive Income	$35,038	$21,480	$57,505	$37,596

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
	(Unaudited)
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$55,237	$38,143
Income Allocated to Minority Interest	6,842	5,091

Net Income Before Minority Interest	62,079	43,234
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	60,832	45,569
Amortization of Deferred Financing Costs	1,223	1,019
Other Amortization	19,851	15,309
Provision for Bad Debt	846	931
Mark-to-Market of Interest Rate Protection Agreement	(16)	463
Equity in (Income) Loss of Joint Ventures	(7,273)	220
Distributions from Joint Ventures	7,847	—
Gain on Sale of Real Estate	(109,543)	(71,902)
Decrease in Build to Suit Development for Sale Costs Receivable	16,241	—
Decrease (Increase) in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	3,615	(6,549)
Increase in Deferred Rent Receivable	(4,987)	(4,063)
Increase (Decrease) in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	2,669	(2,902)

Net Cash Provided by Operating Activities	53,384	21,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(389,459)	(304,857)
Net Proceeds from Sales of Investments in Real Estate	471,106	260,481
Contributions to and Investments in Joint Ventures	(14,093)	(11,191)
Distributions from Joint Ventures	8,099	402
Repayment of Mortgage Loans Receivable	34,987	37,627
(Increase) Decrease in Restricted Cash	(43,763)	25

Net Cash Provided by (Used in) Investing Activities	66,877	(17,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from the Issuance of Common Stock	1,240	6,479
Proceeds from the Issuance of Preferred Stock	144,672	—
Redemption of Preferred Stock	(182,156)	—
Repurchase of Restricted Stock	(2,660)	(3,262)
Dividends/Distributions	(71,766)	(68,594)
Preferred Stock Dividends	(12,574)	(4,620)
Repayments on Mortgage Loans Payable	(11,431)	(922)
Net Proceeds from Senior Unsecured Debt	199,306	—
Other Costs of Senior Unsecured Debt	(1,729)	—
Proceeds on Mortgage Loans Payable	—	1,167
Proceeds from Unsecured Lines of Credit	303,500	153,500
Repayments on Unsecured Lines of Credit	(493,000)	(91,500)
Debt Issuance Costs	(1,814)	(116)

Net Cash Used in Financing Activities	(128,412)	(7,868)

Net Decrease in Cash and Cash Equivalents	(8,151)	(4,052)
Cash and Cash Equivalents, Beginning of Period	8,237	4,924

Cash and Cash Equivalents, End of Period	$86	$872

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	Organization and Formation of Company

First Industrial Realty Trust, Inc. (the “Company”) was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner with an approximate 87.0% ownership interest at June 30, 2006 and June 30, 2005. Minority interest at June 30, 2006 and June 30, 2005 of approximately 13.0% represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

As of June 30, 2006, the Company owned 946 industrial properties (inclusive of developments in process) located in 28 states in the United States and one province in Canada, containing an aggregate of approximately 77.5 million square feet of gross leasable area (“GLA”). Of the 946 industrial properties owned by the Company, 759 are held by the Operating Partnership and limited liability companies of which the Operating Partnership is the sole member, 94 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners and 93 are held directly or indirectly by an entity wholly-owned by the Operating Partnership.

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

In order to conform with generally accepted accounting principles, management, in preparation of the Company’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2006 and December 31, 2005, and the reported amounts of revenues and expenses for each of the three and six months ended June 30, 2006 and June 30, 2005. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2006 and December 31, 2005 and the results of its operations and comprehensive income for each of the three and six months ended June 30, 2006 and June 30, 2005, and its cash flows for each of the six months ended June 30, 2006 and June 30, 2005, and all adjustments are of a normal recurring nature.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Incentive Plans:

Effective January 1, 2006 the Company has adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (FAS 123R), using the modified prospective application method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. For the years ended December 31, 2003, 2004 and 2005, the Company accounted for its stock incentive plans under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” for all new issuances of stock based compensation. At January 1, 2006 the Company did not have any unvested option awards and the Company had accounted for their previously issued restricted stock awards at fair value, accordingly, the adoption of FAS 123R did not require the Company to recognize a cumulative effect of a change in accounting principle. The Company did reclassify $16,825 from the Unearned Value of Restricted Stock Grants line item within Stockholders’ Equity to Additional Paid in Capital during the three months ended March 31, 2006.

For the six months ended June 30, 2006 and 2005, the Company awarded 305,455 and 191,979 restricted stock awards to its employees and directors of the Company having a fair value of $11,614 and $8,055, respectively. The awards generally vest over three years. For the six months ended June 30, 2006 and 2005, the Company recognized $4,625 and $4,820 in restricted stock amortization related to restricted stock awards, of which $614 and $646, respectively, was capitalized in connection with development activities. At June 30, 2006, the Company has $23,078 in unearned compensation related to unvested restricted stock awards. The weighted average period that the unrecognized compensation is expected to be incurred is 1.89 years. The Company has not awarded options to employees or directors of the Company during the six months ended June 30, 2006 and June 30, 2005, and therefore no stock-based employee compensation expense related to options is included in net income available to common stockholders.

Prior to January 1, 2003, the Company accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company’s stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share as if the fair value recognition provisions of FAS 123R had been applied to all outstanding and unvested option awards for the three and six months ended June 30, 2005:

	Three and Six
	Months Ended
	June 30,
	2005

Net Income Available to Common Stockholders — as reported	$19,443	$33,523
Less: Total Stock-Based Employee Compensation Expense, Net of Minority Interest — Determined Under the Fair Value Method	(16)	(56)

Net Income Available to Common Stockholders — pro forma	$19,427	$33,467

Net Income Available to Common Stockholders per Share — as reported — Basic	$0.46	$0.79
Net Income Available to Common Stockholders per Share — pro forma — Basic	$0.46	$0.79
Net Income Available to Common Stockholders per Share — as reported — Diluted	$0.46	$0.79
Net Income Available to Common Stockholders per Share — pro forma — Diluted	$0.46	$0.79

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Leasing Intangibles

Deferred Leasing Intangibles included in the Company’s total assets consist of the following:

	June 30,	December 31,
	2006	2005

In-Place Leases	$77,684	$78,674
Less: Accumulated Amortization	(10,609)	(6,236)

	$67,075	$72,438

Above Market Leases	$7,338	$7,958
Less: Accumulated Amortization	(2,098)	(1,859)

	$5,240	$6,099

Tenant Relationship	$8,318	$—
Less: Accumulated Amortization	(361)	—

	$7,957	$—

Deferred Leasing Intangibles included in the Company’s total liabilities consist of the following:

	June 30,	December 31,
	2006	2005

Below Market Leases	$22,327	$27,710
Less: Accumulated Amortization	(5,046)	(3,403)

	$17,281	$24,307

The fair value of in-place leases, above market leases, tenant relationships and below market leases recorded due to real estate acquisitions during the six months ended June 30, 2006 was $15,742 $1,541, $8,482 and $(4,295) respectively. The fair value of in-place leases, above market leases and below market leases recorded due to real estate acquisitions during the six months ended June 30, 2005 was $20,054, $3,891 and $(4,409), respectively.

Net amortization expense related to deferred leasing intangibles was $5,360 and $1,732 for the six months ended June 30, 2006 and June 30, 2005, respectively. The Company will recognize net amortization expense related to deferred leasing intangibles over the next five years as follows:

Remainder of 2006	$9,036
2007	15,657
2008	13,918
2009	12,467
2010	10,556

Total	$61,634

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

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

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes.” The evaluation of a tax position in accordance with FIN 48 is a two-step process. First, the Company determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Second, a tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent reporting period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent reporting period in which the threshold is no longer met. The Company is required to apply the guidance of FIN 48 beginning January 1, 2007. The Company is currently evaluating what impact the application of FIN 48 will have on the consolidated financial statements.

3.	Investments in Joint Ventures

At June 30, 2006, the September 1998 Joint Venture owned 41 industrial properties comprising approximately 1.3 million square feet of GLA, the May 2003 Joint Venture owned 12 industrial properties comprising approximately 5.4 million square feet of GLA, the March 2005 Joint Venture owned 41 industrial properties comprising

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 3.6 million square feet of GLA and several land parcels, the September 2005 Joint Venture owned 178 industrial properties comprising approximately 12.2 million square feet of GLA and several land parcels and the March 2006 Joint Venture owned seven industrial properties comprising approximately 3.1 million square feet of GLA (of which the Company has an equity interest in six industrial properties comprising approximately 2.2 million square feet of GLA).

At June 30, 2006 and December 31, 2005, the Company has a receivable from the Joint Ventures of $4,810 and $3,354, respectively, which mainly relates to development, leasing, property management and asset management fees due to the Company from the Joint Ventures, reimbursement for development expenditures made by a wholly owned subsidiary of the Company who is acting in the capacity of the developer for two development projects for the March 2005 Joint Venture and from borrowings made to the September 1998 Joint Venture.

During the six months ended June 30, 2006 and June 30, 2005, the Company invested the following amounts in its Joint Ventures as well as received distributions and recognized fees from acquisition, disposition, leasing, development, property management and asset management services in the following amounts:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005

Contributions	$12,198	$10,385
Distributions	$15,946	$402
Fees	$10,793	$2,661

4.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit

On September 24, 1996, the Consolidated Operating Partnership assumed a mortgage loan in the amount of $2,600 (the “Acquisition Mortgage Loan IV”). The Acquisition Mortgage Loan IV was collateralized by one property in Baltimore, MD. The loan had a maturity date of October 1, 2006, and a fixed interest rate of 8.95%. The Acquisition Mortgage Loan IV was paid off and retired on June 30, 2006.

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

On January 11, 2006, the Company assumed a mortgage loan in the amount of $1,954 (the “Acquisition Mortgage Loan XIX”). The Acquisition Mortgage Loan XIX is collateralized by one property in Richmond, IN, bears interest at a fixed rate of 7.32% and provides for monthly principal and interest payments based on a 10 year amortization schedule. The Acquisition Mortgage Loan XIX matures on June 1, 2014. In conjunction with the assumption of the Acquisition Mortgage Loan XIX, the Company recorded a premium in the amount of $116 which will be amortized as an adjustment to interest expense through June 1, 2014. Including the impact of the premium recorded, the Company’s effective interest rate on the Acquisition Mortgage Loan XIX is 5.82%.

On March 7, 2006, the Consolidated Operating Partnership assumed a mortgage loan in the amount of $4,925 (the “Acquisition Mortgage Loan XX”). The Acquisition Mortgage Loan XX was collateralized by a land parcel in

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compton, CA, did not require principal payments prior to maturity on June 5, 2006 and had an 8.0% interest rate. The Acquisition Mortgage Loan XX was paid off and retired on June 5, 2006.

The following table discloses certain information regarding the Company’s mortgage loans payable, senior unsecured debt and unsecured lines of credit:

	Outstanding				Accrued Interest			Interest
	Balance at				Payable at			Rate at
	June 30,		December 31,		June 30,		December 31,	June 30,	Maturity
	2006		2005		2006		2005	2006	Date

Mortgage Loans Payable, Net
Assumed Loan I	$2,045		$2,320		$—		$—	9.250%	09/01/09
Assumed Loan II	1,711		1,805		—		—	9.250%	01/01/13
Acquisition Mortgage Loan IV	—	(1)	1,936		—		14	N/A (1)	N/A	(1)
Acquisition Mortgage Loan V	—	(2)	2,380	(3)	—		18	N/A (2)	N/A	(2)
Acquisition Mortgage Loan VIII	5,226		5,308		36		37	8.260%	12/01/19
Acquisition Mortgage Loan IX	5,420		5,505		37		38	8.260%	12/01/19
Acquisition Mortgage Loan X	15,469	(3)	15,733	(3)	95		98	8.250%	12/01/10
Acquisition Mortgage Loan XII	2,471	(3)	2,503	(3)	14		15	7.540%	01/01/12
Acquisition Mortgage Loan XIV	6,212	(3)	6,392	(3)	34		34	6.940%	07/01/09
Acquisition Mortgage Loan XV	—	(4)	1,167		—		—	N/A (4)	N/A	(4)
Acquisition Mortgage Loan XVI	1,926	(3)	1,960	(3)	9		9	5.500%	09/30/24
Acquisition Mortgage Loan XVII	3,101	(3)	3,209	(3)	18		18	7.375%	05/01/16
Acquisition Mortgage Loan XVIII	6,914	(3)	7,091	(3)	40		42	7.580%	03/01/11
Acquisition Mortgage Loan XIX	1,993	(3)	—		11		—	7.320%	06/01/14
Acquisition Mortgage Loan XX	—	(5)	—		—		—	N/A (5)	N/A	(5)

Total	$52,488		$57,309		$294		$323

Senior Unsecured Debt, Net
2006 Notes	$150,000		$150,000		$875		$875	7.000%	12/01/06
2007 Notes	149,995	(6)	149,992	(6)	1,456		1,456	7.600%	05/15/07
2016 Notes	199,338	(6)	—		5,462		—	5.750%	01/15/16
2017 Notes	99,890	(6)	99,886	(6)	625		625	7.500%	12/01/17
2027 Notes	15,055	(6)	15,054	(6)	138		138	7.150%	05/15/27
2028 Notes	199,827	(6)	199,823	(6)	7,009		7,009	7.600%	07/15/28
2011 Notes	199,715	(6)	199,685	(6)	4,343		4,343	7.375%	03/15/11
2012 Notes	199,201	(6)	199,132	(6)	2,903		2,903	6.875%	04/15/12
2032 Notes	49,424	(6)	49,413	(6)	818		818	7.750%	04/15/32
2009 Notes	124,871	(6)	124,849	(6)	292		292	5.250%	06/15/09
2014 Notes	111,636	(6)	111,059	(6)	669		669	6.420%	06/01/14

Total	$1,498,952		$1,298,893		$24,590		$19,128

Unsecured Lines of Credit
2005 Unsecured Line of Credit I	$268,000		$332,500		$1,581		$1,833	5.867%	09/28/08
2005 Unsecured Line of Credit II	—	(7)	125,000		—	(7)	232	N/A (7)	N/A	(7)

Total	$268,000		$457,500		$1,581		$2,065

(1)	On June 30, 2006, the Company paid off and retired the Acquisition Mortgage Loan IV.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	On March 1, 2006, the Company paid off and retired the Acquisition Mortgage Loan V.

(3)	At June 30, 2006, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII, the Acquisition Mortgage Loan XIV, the Acquisition Mortgage Loan XVI, the Acquisition Mortgage Loan XVII, the Acquisition Mortgage Loan XVIII, and the Acquisition Mortgage Loan XIX includes unamortized premiums of $1,718, $209, $372, $22, $234, $613, and $111, respectively. At December 31, 2005, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII, the Acquisition Mortgage Loan XIV, the Acquisition Mortgage Loan XVI, the Acquisition Mortgage Loan XVII, the Acquisition Mortgage Loan XVIII, includes unamortized premiums of $24, $1,909, $228, $432, $26, $246, and $681, respectively.

(4)	On January 12, 2006, the Company paid off and retired the Acquisition Mortgage Loan XV.

(5)	On June 5, 2006, the Company paid off and retired the Acquisition Mortgage Loan XX.

(6)	At June 30, 2006, the 2007 Notes, 2016 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes and the 2014 Notes are net of unamortized discounts of $5, $662, $110, $15, $173, $285, $799, $576, $129 and $13,365 respectively. At December 31, 2005, the 2007 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes and the 2014 Notes are net of unamortized discounts of $8, $114, $16, $177, $315, $868, $587, $151 and $13,941, respectively.

(7)	On January 10, 2006, the Company, through the Operating Partnership, paid off and retired the 2005 Unsecured Line of Credit II.

The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2006	$151,035
2007	152,339
2008	270,533
2009	132,411
2010	15,472
Thereafter	1,110,488

Total	$1,832,278

Derivatives:

In April 2006, the Company, through the Operating Partnership, entered into four interest rate protection agreements which fixed the interest rate on forecasted offerings of unsecured debt which it designated as cash flow hedges. Two of the interest rate protection agreements each have a notional value of $72,900 and are effective from November 28, 2006 through November 28, 2016. The interest rate protection agreements fixed the LIBOR rate at 5.537%. The third and fourth interest rate protection agreements each have a notional value of $74,750, are effective from May 10, 2007 through May 10, 2012, and fixed the LIBOR rate at 5.420%.

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

In conjunction with certain issuances of senior unsecured debt, the Company entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt. In the next 12 months, the Company will amortize approximately $1,053 into net income by decreasing interest expense.

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

On November 8, 2005 and November 18, 2005, the Company issued 600 and 150 Shares, respectively, of $.01 par value, Series I Flexible Cumulative Redeemable Preferred Stock, (the “Series I Preferred Stock”), in a private placement at an initial offering price of $250,000 per share for an aggregate initial offering price of $187,500. The Company redeemed the Series I Preferred Stock on January 13, 2006 for $242,875.00 per share, and paid a prorated first quarter dividend of $470.667 per share, totaling approximately $353. In accordance with EITF D-42, due to the redemption of the Series I Preferred Stock, the difference between the redemption cost and the carrying value of the Series I Preferred Stock of approximately $672 is reflected as a deduction from net income

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to arrive at net income available to common stockholders in determining earnings per share for the six months ended June 30, 2006.

Dividend/Distributions:

The following table summarizes dividends/distributions accrued during the six months ended June 30, 2006.

	Six Months Ended
	June 30, 2006
	Dividend/	Total
	Distribution	Dividend/
	per Share/Unit	Distribution

Common Stock/Operating Partnership Units	$1.40	$72,053
Series C Preferred Stock	$107.82	$2,156
Series F Preferred Stock	$3,118.00	$1,559
Series G Preferred Stock	$3,618.00	$905
Series I Preferred Stock	$470.67	$353
Series J Preferred Stock	$8,458.33	$5,075

Non-Qualified Employee Stock Options:

During the six months ended June 30, 2006, certain employees of the Company exercised 52,667 non-qualified employee stock options. Net proceeds to the Company were approximately $1,520.

Restricted Stock:

During the six months ended June 30, 2006, the Company awarded 303,142 shares of restricted common stock to certain employees and 2,313 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $11,614 on the date of grant. The restricted common stock generally vests over periods from one to three years. Compensation expense will be charged to earnings over the respective vesting period for the shares expected to vest.

Units:

During the six months ended June 30, 2006, the Operating Partnership issued 31,473 Units having an aggregate market value of approximately $1,288 in exchange for property.

6.	Acquisition of Real Estate

During the six months ended June 30, 2006, the Company acquired 52 industrial properties comprising approximately 4.5 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $251,276, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

7.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

During the six months ended June 30, 2006, the Company sold 66 industrial properties comprising approximately 8.4 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 66 industrial properties and several land parcels were approximately $498,754. The gain on sale of real estate, net of income taxes was approximately $86,558. The 66 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate, net of income taxes for the 66 sold industrial properties are included in discontinued operations.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations and gain on sale of real estate, net of income taxes for the several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

At June 30, 2006, the Company had 16 industrial properties comprising approximately 2.1 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the 16 industrial properties held for sale at June 30, 2006 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

Income from discontinued operations for the six months ended June 30, 2006 reflects the results of operations and gain on sale of real estate, net of income taxes of 66 industrial properties that were sold during the six months ended June 30, 2006 as well as the results of operations of 16 industrial properties held for sale at June 30, 2006.

Income from discontinued operations for the six months ended June 30, 2005 reflects the results of operations of 66 industrial properties that were sold during the six months ended June 30, 2006, 86 industrial properties that were sold during the year ended December 31, 2005 and 16 industrial properties identified as held for sale at June 30, 2006.

The following table discloses certain information regarding the industrial properties included in discontinued operations by the Company for the three and six months ended June 30, 2006 and June 30, 2005.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Total Revenues	$4,776	$13,947	$12,250	$27,940
Operating Expenses	(1,330)	(5,114)	(3,693)	(10,015)
Interest Expense	—	(172)	—	(344)
Depreciation and Amortization	(878)	(4,235)	(3,798)	(8,773)
Provision for Income Taxes Allocable to Operations	(361)	(572)	(1,187)	(1,688)
Gain on Sale of Real Estate	51,953	33,690	105,532	47,186
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(7,484)	(2,584)	(21,946)	(5,383)

Income from Discontinued Operations	$46,676	$34,960	$87,158	$48,923

8.	Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005

Interest paid, net of capitalized interest	$54,283	$51,569

Interest capitalized	$3,165	$1,482

Supplemental schedule of noncash investing and financing activities:
Distribution payable on common stock/Units	$36,038	$34,485

Distribution payable on preferred stock	$1,232	$1,232

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005

Exchange of units for common shares:
Minority interest	$(1,959)	$(1,085)
Common Stock	1	1
Additional paid-in-capital	1,958	1,084

	$—	$—

In conjunction with the property and land acquisitions, the following assets and liabilities were assumed and units issued:
Accounts payable and accrued expenses	$(1,505)	$(1,823)

Issuance of Operating Partnership Units	$(1,288)	$(1,507)

Mortgage Debt	$(6,995)	$(11,545)

Property acquisition and write-off of a mortgage loan receivable	$—	$3,870

Write-off of retired assets	$13,732	$22,151

In conjunction with certain property sales, the Company provided seller financing:
Notes receivable	$11,200	$21,443

9.	Earnings Per Share (“EPS”)

The computation of basic and diluted EPS is presented below:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Numerator:
Loss from Continuing Operations	$(9,654)	$(10,187)	$(23,086)	$(18,048)
Gain on Sale of Real Estate, Net of Minority Interest and Income Taxes	1,345	1,552	2,583	13,677
Less: Preferred Stock Dividends	(5,029)	(2,310)	(10,048)	(4,620)
Less: Redemption of Preferred Stock	—	—	(672)	—

Loss from Continuing Operations Available to Common Stockholders, Net of Minority Interest — For Basic and Diluted EPS	(13,338)	(10,945)	(31,223)	(8,991)
Discontinued Operations, Net of Minority Interest and Income Taxes	40,603	30,388	75,740	42,514

Net Income Available to Common Stockholders — For Basic and Diluted EPS	$27,265	$19,443	$44,517	$33,523

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Denominator:
Weighted Average Shares — Basic	44,006,081	42,285,046	43,946,946	42,221,819
Effect of Dilutive Securities:
Employee and Director Common Stock Options	—	—	—	—
Employee and Director Shares of Restricted Stock	—	—	—	—

Weighted Average Shares — Diluted	44,006,081	42,285,046	43,946,946	42,221,819

Basic EPS:
Loss from Continuing Operations Available to Common Stockholders, Net of Minority Interest	$(0.30)	$(0.26)	$(0.71)	$(0.21)

Discontinued Operations, Net of Minority Interest and Income Taxes	$0.92	$0.72	$1.72	$1.01

Net Income Available to Common Stockholders	$0.62	$0.46	$1.01	$0.79

Diluted EPS:
Loss from Continuing Operations Available to Common Stockholders, Net of Minority Interest	$(0.30)	$(0.26)	$(0.71)	$(0.21)

Discontinued Operations, Net of Minority Interest and Income Taxes	$0.92	$0.72	$1.72	$1.01

Net Income Available to Common Stockholders	$0.62	$0.46	$1.01	$0.79

Weighted average shares — diluted are the same as weighted average shares — basic for the three and six months June 30, 2006 and June 30, 2005 as the dilutive effect of stock options and restricted stock was excluded because its inclusion would have been anti-dilutive to the loss from continuing operations available to common stockholders, net of minority interest. If the Company had income from continuing operations available to common stockholders, net of minority interest, the dilutive stock options and restricted stock that would be added to the denominator of weighted average shares-basic would have been 156,132 and 245,094, respectively for the three months ended June 30, 2006 and 2005 and 177,803 and 269,598, respectively for the six months ended June 30, 2006 and 2005. Additionally, unvested restricted stock shares aggregating 176,001 and 185,034, respectively for the three and six months ended June 30, 2006 and 2005 are excluded from the denominator because such shares are anti-dilutive for the periods presented.

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

The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards, (iv) performance share awards and (v) dividend equivalent rights. The exercise price of the stock options is determined by the Compensation Committee. Special provisions apply to awards granted under the Stock Incentive

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plans in the event of a change in control in the Company. As of June 30, 2006, stock options and restricted stock covering 1.2 million shares were outstanding and 2.3 million shares were available under the Stock Incentive Plans. At June 30, 2006 all outstanding options are vested.

Stock option transactions for the six months ended June 30, 2006 are summarized as follows:

		Weighted
		Average	Exercise	Aggregate
		Exercise	Price	Intrinsic
	Shares	Price	per Share	Value

Outstanding at December 31, 2005	546,723	$31.27	$22.75-$33.15
Exercised	(52,667)	$29.79	$22.75-$33.15	$623
Expired or Terminated	(38,967)	$30.88	$27.25-$33.13

Outstanding at June 30, 2006	455,089	$31.47	$25.13-$33.15	$2,943

The following table summarizes currently outstanding and exercisable options as of June 30, 2006:

	Number	Weighted	Weighted
	Outstanding	Average	Average
	and	Remaining	Exercise
Range of Exercise Price	Exercisable	Contractual Years	Price

$25.13-$30.00	61,070	3.64	$28.43
$30.38-$33.15	394,019	4.25	$31.94

The Company has granted restricted stock awards to officers, certain other employees, and non-employee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to three-year vesting period and generally based on time and service, of which 773,950 shares were outstanding at June 30, 2006.

Restricted stock transactions for the six months ended June 30, 2006 are summarized as follows:

		Weighted Average
	Shares	Grant Date Fair Value

Outstanding at December 31, 2005	700,023	$34.23
Issued	305,455	$38.02
Vested	(209,865)	$36.71
Forfeited	(21,663)	$34.11

Outstanding at June 30, 2006	773,950	$35.41

11.	Commitments and Contingencies

In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.

The Company has committed to the construction of certain industrial properties totaling approximately 3.7 million square feet of GLA. The estimated total construction costs are approximately $131.5 million. Of this amount, approximately $32.7 million remains to be funded. There can be no assurance the actual completion cost will not exceed the estimated completion cost stated above.

At June 30, 2006, the Company had 15 letters of credit outstanding in the aggregate amount of $5,057. These letters of credit expire between July, 2006 and June, 2007.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Subsequent Events

From July 1, 2006 to July 28, 2006, the Company acquired 15 industrial properties and a land parcel for a purchase price of approximately $158,460, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold four industrial properties for approximately $19,350 of gross proceeds.

On July 17, 2006, the Company and the Operating Partnership paid a second quarter 2006 dividend/distribution of $.70 per common share/Unit, totaling approximately $36,038.

On July 25, 2006, the Company, through a wholly-owned limited liability company in which a wholly-owned company of the Operating Partnership is the sole member, entered into a joint venture arrangement with an institutional investor to invest in land and vertical development (the “July 2006 Joint Venture”). The Company, through a wholly-owned limited liability company in which a wholly-owned company of the Operating Partnership is the sole member, owns a ten percent equity interest in the July 2006 Joint Venture.

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

GENERAL

The Company was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code (the “Code”). The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner with an approximate 87.0% ownership interest at June 30, 2006. Minority interest in the Company at June 30, 2006 represents the approximate 13.0% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

As of June 30, 2006, the Company owned 946 industrial properties (inclusive of developments in process) located in 28 states and one province in Canada, containing an aggregate of approximately 77.5 million square feet of gross leasable area (“GLA”). Of the 946 industrial properties owned by the Company, 759 are held by the Operating Partnership and limited liability companies of which the Operating Partnership is the sole member, 94 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners and 93 are held by an entity wholly-owned by the Operating Partnership.

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

The Company generates revenue primarily from rental income and tenant recoveries from long-term (generally three to six years) operating leases of its and its joint ventures’ industrial properties. Such revenue is offset by certain property specific operating expenses, such as real estate taxes, repairs and maintenance, property management, utilities and insurance expenses, along with certain other costs and expenses, such as depreciation and amortization costs and general and administrative and interest expenses. The Company’s revenue growth is dependent, in part, on its ability to (i) increase rental income, through increasing either or both occupancy rates and rental rates at the Company’s and its joint ventures’ properties, (ii) maximize tenant recoveries and (iii) minimize operating and certain other expenses. Revenues generated from rental income and tenant recoveries are a significant source of funds, in addition to income generated from gains/losses on the sale of the Company’s and its joint ventures’ properties (as discussed below), for the Company’s distributions. The leasing of property, in general, and occupancy rates, rental rates, operating expenses and certain non-operating expenses, in particular, are impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Company. The leasing of property also entails various risks, including the risk of tenant default. If the Company were unable to maintain or increase occupancy rates and rental rates at the Company’s and its joint ventures’ properties or to maintain tenant recoveries and operating and certain other expenses consistent with historical levels and proportions, the Company’s revenue growth would be limited. Further, if a significant number of the Company’s and its joint ventures’ tenants were unable to pay rent (including tenant recoveries) or if the Company or its joint ventures were unable to rent their properties on favorable terms, the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s securities would be adversely affected.

The Company’s revenue growth is also dependent, in part, on its and its joint ventures’ ability to acquire existing, and acquire and develop new, additional industrial properties on favorable terms. The Company itself and through its various joint ventures, continually seeks to acquire existing industrial properties on favorable terms, and, when conditions permit, also seeks to acquire and develop new industrial properties on favorable terms. Existing properties, as they are acquired, and acquired and developed properties, as they lease-up, generate revenue from rental income, tenant recoveries and fees, income from which, as discussed above, is a source of funds for the Company’s distributions. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Company. The acquisition and development of properties also entails various risks, including the risk that the Company’s and its joint ventures’ investments may not perform as expected. For example, acquired existing and acquired and developed new properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to acquired and developed new properties, the Company may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, the Company and its joint ventures face significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including both publicly-traded real estate investment trusts and private investors. Further, as discussed below, the Company and its joint ventures may not be able to finance the acquisition and development opportunities they identify. If the Company and its joint ventures were unable to acquire and develop sufficient additional properties on favorable terms, or if such investments did not perform as expected, the Company’s revenue growth would be limited and its financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s securities would be adversely affected.

The Company also generates income from the sale of its and its joint ventures’ properties (including existing buildings, buildings which the Company or its joint ventures have developed or re-developed on a merchant basis, and land). The Company itself and through its various joint ventures is continually engaged in, and its income growth is dependent in part on, systematically redeploying capital from properties and other assets with lower yield potential into properties and other assets with higher yield potential. As part of that process, the Company and its joint ventures sell, on an ongoing basis, select stabilized properties or land or properties offering lower potential returns relative to their market value. The gain/loss on and fees from, the sale of such properties are included in the Company’s income and are a significant source of funds, in addition to revenues generated from rental income and tenant recoveries, for the Company’s distributions. Also, a significant portion of the Company’s proceeds from such sales is used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Company. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of the Company’s and its joint ventures’ properties. Further, the Company’s ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If the Company and its joint ventures were unable to sell a sufficient number of properties on favorable terms, the Company’s income growth would be limited and its financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s securities would be adversely affected.

Currently, the Company utilizes a portion of the net sales proceeds from property sales, borrowings under its unsecured line of credit and proceeds from the issuance, when and as warranted, of additional debt and equity securities to finance acquisitions and developments and to fund its equity commitments to its joint ventures. Access to external capital on favorable terms plays a key role in the Company’s financial condition and results of operations, as it impacts the Company’s cost of capital and its ability and cost to refinance existing indebtedness as it matures and to fund acquisitions, developments and contributions to its joint ventures or through the issuance, when and as warranted, of additional equity securities. The Company’s ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on the Company’s capital stock and debt, the market’s perception of the Company’s growth potential, the Company’s current and potential future earnings and cash distributions and the market price of the Company’s capital stock. If the Company were unable to access external capital on favorable terms, the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s securities would be adversely affected.

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

The Company’s net income available to common stockholders was $44.5 million and $33.5 million for the six months ended June 30, 2006 and 2005, respectively. Basic and diluted net income available to common stockholders were $1.01 per share for the six months ended June 30, 2006, and $0.79 per share for the six months ended June 30, 2005.

The tables below summarize the Company’s revenues, property expenses and depreciation and other amortization by various categories for the six months ended June 30, 2006 and June 30, 2005. Same store properties are in service properties owned prior to January 1, 2005. Acquired properties are properties that were acquired subsequent to December 31, 2004. Sold properties are properties that were sold subsequent to December 31, 2004. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after December 31, 2004 or acquisitions acquired prior to January 1, 2005 that were not placed in service as of December 31, 2004. These properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Other revenues are derived from the operations of the Company’s maintenance company, fees earned from the Company’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Company’s maintenance company and other miscellaneous regional expenses.

The Company’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Company’s future revenues and expenses may vary materially from historical rates.

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005	$ Change	% Change

REVENUES ($ in 000’s)
Same Store Properties	$134,108	$136,203	$(2,095)	(1.5)%
Acquired Properties	37,776	2,349	35,427	1,508.2%
Sold Properties	9,605	25,821	(16,216)	(62.8)%
Properties Not In Service	10,501	8,010	2,491	31.1%
Other	15,134	7,224	7,910	109.5%

	$207,124	$179,607	$27,517	15.3%
Discontinued Operations	(12,250)	(27,940)	15,690	(56.2)%

Total Revenues	$194,874	$151,667	$43,207	28.5%

At June 30, 2006 and June 30, 2005, the occupancy rates of the Company’s same store properties were 90.5% and 91.1%, respectively. Revenues from same store properties decreased by $2.1 million due to a decrease in same store property occupancy rates. Revenues from acquired properties increased $35.4 million due to the 213 industrial properties acquired subsequent to December 31, 2004 totaling approximately 24.6 million square feet of GLA. Revenues from sold properties decreased $16.2 million due to the 162 industrial properties sold subsequent to December 31, 2004 totaling approximately 21.1 million square feet of GLA partially offset by the revenues from the build to suit development for sale. Revenues from properties not in service increased by $2.5 million due to an increase in properties placed in service during 2006 and 2005. Other revenues increased by approximately $7.9 million due primarily to an increase in joint venture fees partially offset by a decrease in assignment fees.

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005	$ Change	% Change

PROPERTY EXPENSES ($ in 000’s)
Same Store Properties	$45,363	$44,884	$479	1.1%
Acquired Properties	9,716	663	9,053	1,365.5%
Sold Properties	2,872	8,882	(6,010)	(67.7)%
Properties Not In Service	4,807	4,471	336	7.5%
Other	7,569	3,986	3,583	89.9%

	$70,327	$62,886	$7,441	11.8%
Discontinued Operations	(3,693)	(10,015)	6,322	(63.1)%

Total Property Expenses	$66,634	$52,871	$13,763	26.0%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, other property related expenses and expenses from build to suit development for sale. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased by $9.1 million due to properties acquired subsequent to December 31, 2004. Property expenses from sold properties decreased by $6.0 million due to properties sold subsequent to December 31, 2004 partially offset by the expenses from the build to suit development for sale. Property expenses from properties not in service increased by $0.3 million due to an increase in properties placed in service during 2006 and 2005. Other expense increased $3.6 million due primarily to increases in employee compensation.

General and administrative expense increased by approximately $12.4 million, or 52.7%, due primarily to increases in employee compensation related to compensation for additional employees as well as an increase in incentive compensation.

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005	$ Change	% Change
DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$43,898	$42,802	$1,096	2.6%
Acquired Properties	22,199	1,438	20,761	1,443.7%
Sold Properties	2,560	8,246	(5,686)	(69.0)%
Properties Not In Service and Other	8,719	4,521	4,198	92.9%
Corporate Furniture, Fixtures and Equipment	864	659	205	31.1%

	$78,240	$57,666	$20,574	35.7%
Discontinued Operations	(3,798)	(8,773)	4,975	(56.7)%

Total Depreciation and Other Amortization	$74,442	$48,893	$25,549	52.3%

Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased by $20.8 million due to properties acquired subsequent to December 31, 2004. Depreciation and other amortization from sold properties decreased by $5.7 million due to properties sold subsequent to December 31, 2004. Depreciation and other amortization for properties not in service and other increased by $4.2 million due primarily to accelerated depreciation on one property in Columbus, OH which was razed during the six months ended June 30, 2006.

Interest income remained relatively unchanged.

Interest expense increased by approximately $7.5 million primarily due to an increase in the weighted average debt balance outstanding for the six months ended June 30, 2006 ($1,854.1 million), as compared to the six months ended June 30, 2005 ($1,606.1 million), as well as an increase in the weighted average interest rate for the six months ended June 30, 2006 (6.79%), as compared to the six months ended June 30, 2005 (6.72%) partially offset by an increase in capitalized interest for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, due to an increase in development activities.

Amortization of deferred financing costs increased by $0.2 million, or 20.0% due primarily to financing fees incurred associated with the amendment and restatement of the Company’s 2005 Unsecured Line of Credit I in August 2005 and the issuance of $200 million of senior unsecured debt (the “2016 Notes”) in January 2006.

In October 2005, the Company, through First Industrial Development Services, Inc., entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Company was constructing. On January 5, 2006, the Company, through First Industrial Development Services, Inc., settled the interest rate protection agreement for a payment of $0.2 million.

The Company recognized a $0.5 million loss during the six months ended June 30, 2005 on its mark-to-market of an interest rate protection agreement that was entered into in January 2005 in order to hedge the change in value of a build to suit development project the Company through First Industrial Development Services, Inc., was constructing.

Equity in income of joint ventures increased by $7.5 million primarily due to the Company’s economic share of the gains and earn outs on property sales from the March 2005 Joint Venture and the September 2005 Joint Venture during the six months ended June 30, 2006.

Income tax benefit increased by $1.8 million due primarily to an increase in general and administrative expense and depreciation expense incurred during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 within the Company’s taxable REIT subsidiary associated with additional investment activity. The increase in expense is partially offset by an increase in income related to the Company’s economic share of the gains and earn outs on property sales from the March 2005 Joint Venture and the September 2005 Joint Venture and fees earned from the Joint Ventures, recognized during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 associated with additional activity in the Joint Ventures, in which the Company’s taxable REIT subsidiary has equity interests in.

The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Company for the six months ended June 30, 2006 and June 30, 2005.

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
	($ in 000’s)

Total Revenues	$12,250	$27,940
Operating Expenses	(3,693)	(10,015)
Interest Expense	—	(344)
Depreciation and Amortization	(3,798)	(8,773)
Provision for Income Taxes Allocable to Operations	(1,187)	(1,688)
Gain on Sale of Real Estate	105,532	47,186
Provision for Income Taxes Allocable to Gain on Sale	(21,946)	(5,383)

Income from Discontinued Operations	$87,158	$48,923

Income from discontinued operations (net of income taxes) for the six months ended June 30, 2006 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 66 industrial properties that were sold during the six months ended June 30, 2006 and the results of operations of 16 properties that were identified as held for sale at June 30, 2006.

Income from discontinued operations (net of income taxes) for the six months ended June 30, 2005 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 66 industrial properties that were sold during the six months ended June 30, 2006, 86 industrial properties that were sold during the year ended December 31, 2005 and 16 industrial properties identified as held for sale at June 30, 2006.

The $3.0 million gain on sale of real estate, net of income taxes for the six months ended June 30, 2006 resulted from the sale of several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $15.7 million gain on sale of real estate, net of income taxes for the six months ended June 30, 2005 resulted from the sale of nine industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005

The Company’s net income available to common stockholders was $27.3 million and $19.4 million for the three months ended June 30, 2006 and 2005, respectively. Basic and diluted net income available to common stockholders were $0.62 per share for the three months ended June 30, 2006, and $0.46 per share for the three months ended June 30, 2005.

The tables below summarize the Company’s revenues, property expenses and depreciation and other amortization by various categories for the three months ended June 30, 2006 and June 30, 2005. Same store properties are in service properties owned prior to April 1, 2005. Acquired properties are properties that were acquired subsequent to March 31, 2005. Sold properties are properties that were sold subsequent to March 31, 2005. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after March 31, 2005 or acquisitions acquired prior to April 1, 2005 that were not placed in service as of March 31, 2005. These properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Other revenues are derived from the operations of the Company’s maintenance company, fees earned from the Company’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Company’s maintenance company and other miscellaneous regional expenses.

The Company’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Company’s future revenues and expenses may vary materially from historical rates.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2006	2005	$ Change	% Change

REVENUES ($ in 000’s)
Same Store Properties	$71,261	$70,551	$710	1.0%
Acquired Properties	19,336	412	18,924	4,593.2%
Sold Properties	3,099	12,486	(9,387)	(75.2)%
Properties Not In Service	2,580	2,378	202	8.5%
Other	8,997	3,483	5,514	158.3%

	$105,273	$89,310	$15,963	17.9%
Discontinued Operations	(4,776)	(13,947)	9,171	(65.8)%

Total Revenues	$100,497	$75,363	$25,134	33.4%

At June 30, 2006 and June 30, 2005, the occupancy rates of the Company’s same store properties were 90.7% and 90.9%, respectively. Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $18.9 million due to the 192 industrial properties acquired subsequent to March 31, 2005 totaling approximately 21.6 million square feet of GLA. Revenues from sold properties decreased $9.4 million due to the 142 industrial properties sold subsequent to March 31, 2005 totaling approximately 17.9 million square feet of GLA. Revenues from properties not in service increased by $0.2 million due to an increase in properties placed in service during 2006 and 2005. Other revenues increased by approximately $5.5 million due primarily to an increase in joint venture fees partially offset by a decrease in assignment fees.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2006	2005	$ Change	% Change

PROPERTY EXPENSES ($ in 000’s)
Same Store Properties	$22,635	$22,407	$228	1.0%
Acquired Properties	5,008	113	4,895	4,331.9%
Sold Properties	781	4,195	(3,414)	(81.4)%
Properties Not In Service	1,467	1,973	(506)	(25.6)%
Other	4,049	2,368	1,681	71.0%

	$33,940	$31,056	$2,884	9.3%
Discontinued Operations	(1,330)	(5,114)	3,784	(74.0)%

Total Property Expenses	$32,610	$25,942	$6,668	25.7%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased by $4.9 million due to properties acquired subsequent to March 31, 2005. Property expenses from sold properties decreased by $3.4 million due to properties sold subsequent to March 31, 2005. Property expenses from properties not in service decreased by $0.5 million due primarily to a decrease in bad debt expense. Other expense increased $1.7 million due primarily to increases in employee compensation.

General and administrative expense increased by approximately $6.7 million, or 57.6%, due primarily to increases in employee compensation related to compensation for additional employees as well as an increase in incentive compensation.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2006	2005	$ Change	% Change

DEPRECIATION and OTHER AMORTIZATION ($ in 000’s)
Same Store Properties	$23,732	$23,406	$326	1.4%
Acquired Properties	11,444	348	11,096	3,188.5%
Sold Properties	243	3,852	(3,609)	(93.7)%
Properties Not In Service and Other	4,104	1,426	2,678	187.8%
Corporate Furniture, Fixtures and Equipment	448	337	111	32.9%

	$39,971	$29,369	$10,602	36.1%
Discontinued Operations	(878)	(4,235)	3,357	(79.3)%

Total Depreciation and Other Amortization	$39,093	$25,134	$13,959	55.5%

Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased by $11.1 million due to properties acquired subsequent to March 31, 2005. Depreciation and other amortization from sold properties decreased by $3.6 million due to properties sold subsequent to March 31, 2005. Depreciation and other amortization for properties not in service and other increased by $2.7 million due primarily to accelerated depreciation on one property in Columbus, OH which was razed during the three months ended June 30, 2006.

Interest income decreased by approximately $.2 million due primarily to a decrease in the average mortgage loans receivable outstanding during the three months ended June 30, 2006, as compared to the three months ended June 30, 2005.

Interest expense increased by approximately $3.9 million primarily due to an increase in the weighted average debt balance outstanding for the three months ended June 30, 2006 ($1,863.2 million), as compared to the three months ended June 30, 2005 ($1,618.7 million), as well as an increase in the weighted average interest rate for the three months ended June 30, 2006 (6.79%), as compared to the three months ended June 30, 2005 (6.69%) partially offset by an increase in capitalized interest for the three months ended June 30, 2006 as compared to three months ended June 30, 2005, due to an increase in development activities.

Amortization of deferred financing costs increased by $0.1 million due primarily to financing fees incurred associated with the amendment and restatement of the Company’s 2005 Unsecured Line of Credit I in August 2005 and the issuance of the 2016 Notes in January 2006.

During the three months ended June 30, 2005 the Company recognized $1.4 million loss on its mark-to-market of an interest rate protection agreement that the Company entered into in January 2005 in order to hedge the change in value of a build to suit development project.

Equity in income of joint ventures increased by $7.4 million primarily due to the Company’s economic share of the gains and earn outs on property sales from the March 2005 Joint Venture and the September 2005 Joint Venture during the three months ended June 30, 2006.

Income tax benefit decreased by $2.2 million due primarily to an increase in income related to the Company’s economic share of the gains and earn outs on property sales from the March 2005 Joint Venture and the September 2005 Joint Venture and fees earned from the Joint Ventures recognized in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 associated with additional activity in the Joint Ventures, in which the Company’s taxable REIT subsidiary has equity interest in.

The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Company for the three months ended June 30, 2006 and June 30, 2005.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
	($ in 000’s)

Total Revenues	$4,776	$13,947
Operating Expenses	(1,330)	(5,114)
Interest Expense	—	(172)
Depreciation and Amortization	(878)	(4,235)
Provision for Income Taxes Allocable to Operations	(361)	(572)
Gain on Sale of Real Estate	51,953	33,690
Provision for Income Taxes Allocable to Gain on Sale	(7,484)	(2,584)

Income from Discontinued Operations	$46,676	$34,960

Income from discontinued operations (net of income taxes) for the three months ended June 30, 2006 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 42 industrial properties that were sold during the three months ended June 30, 2006 and the results of operations of 16 properties that were identified as held for sale at June 30, 2006.

Income from discontinued operations (net of income taxes) for the three months ended June 30, 2005 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 42 industrial properties that were sold during the three months ended June 30, 2006, 86 industrial properties that were sold during the year ended December 31, 2005 and 16 industrial properties identified as held for sale at June 30, 2006.

The $1.5 million gain on sale of real estate, net of income taxes for the three months ended June 30, 2006 resulted from the sale of several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $1.8 million gain on sale of real estate, net of income taxes for the three months ended June 30, 2005 resulted from the sale of one industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Company’s cash and restricted cash was approximately $0.1 million and $73.3 million, respectively. Restricted cash is primarily comprised of gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Company exchanges industrial properties under Section 1031 of the Internal Revenue Code.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company’s 7.0% Notes, in the aggregate principal amount of $150 million, are due on December 1, 2006 (the “2006 Notes”) and the Company’s 7.6% Notes, in the aggregate of $150 million, are due on May 15, 2007 (the “2007 Notes”). The Company expects to satisfy the payment obligations on the 2006 Notes and the 2007 Notes with the issuance of additional debt. With the exception of the 2006 Notes and the 2007 Notes, the Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company’s REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be met with cash flows provided by operating and investment activities.

The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional equity securities. As of June 30, 2006 and July 28, 2006, $265.4 million of common stock, preferred stock and depositary shares and $300.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under the

2005 Unsecured Line of Credit I. At June 30, 2006, borrowings under the 2005 Unsecured Line of Credit I bore interest at a weighted average interest rate of 5.867%. The 2005 Unsecured Line of Credit I bears interest at a floating rate of LIBOR plus .625%, or the Prime Rate, at the Company’s election. As of July 28, 2006 the Company had approximately $52.9 million available for additional borrowings under the 2005 Unsecured Line of Credit I.

Six Months Ended June 30, 2006

Net cash provided by operating activities of approximately $53.4 million for the six months ended June 30, 2006 was comprised primarily of net income before minority interest of approximately $62.1 million, the net change in operating assets and liabilities of approximately $22.5 million and net distributions from joint ventures of $.6 million, offset by adjustments for non-cash items of approximately $31.8 million. The adjustments for the non-cash items of approximately $31.8 million are primarily comprised of the gain on sale of real estate of approximately $109.5 million and the effect of the straight-lining of rental income of approximately $5.0 million, offset by depreciation and amortization of approximately $81.9 million and the provision for bad debt of $0.8 million.

Net cash provided by investing activities of approximately $66.9 million for the six months ended June 30, 2006 was comprised primarily by the net proceeds from the sale of real estate, the repayment of mortgage loans receivable, and distributions from the Company’s industrial real estate joint ventures, partially offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, contributions to, and investments in, the Company’s industrial real estate joint ventures and an increase in restricted cash that is held by an intermediary for Section 1031 exchange purposes.

During the six months ended June 30, 2006, the Company acquired 52 industrial properties comprising approximately 4.5 million square feet of GLA and several land parcels. The purchase price for these acquisitions totaled approximately $251.3 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

The Company, through a wholly-owned limited liability company in which the Operating Partnership or First Industrial Development Services, Inc. is the sole member, invested approximately $14.1 million and received distributions of approximately $15.9 million from the Company’s real estate joint ventures. As of June 30, 2006, the Company’s industrial real estate joint ventures owned 279 industrial properties comprising approximately 25.6 million square feet of GLA.

During the six months ended June 30, 2006, the Company sold 66 industrial properties comprising approximately 8.4 million square feet of GLA and several land parcels. Net proceeds from the sales of the 66 industrial properties and several land parcels were approximately $471.1 million.

Net cash used in financing activities of approximately $128.4 million for the six months ended June 30, 2006 was derived primarily by the redemption of preferred stock, common and preferred stock dividends and unit distributions, net repayments under the Company’s Unsecured Lines of Credit, the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock and repayments on mortgage loans payable, partially offset by the net proceeds from the issuance of senior unsecured debt and preferred stock and the net proceeds from the exercise of stock options.

On November 8, 2005 and November 18, 2005, the Company issued 600 and 150 Shares, respectively, of $.01 par value, Series I Flexible Cumulative Redeemable Preferred Stock, (the “Series I Preferred Stock”), in a private placement at an initial offering price of $250,000 per share for an aggregate initial offering price of $187.5 million. Net of offering costs, the Company received net proceeds of $181.5 million from the issuance of Series I Preferred Stock. The Company redeemed the Series I Preferred Stock on January 13, 2006 for $242,875.00 per share, and paid a prorated first quarter dividend of $470.667 per share, totaling approximately $.4 million. In accordance with EITF D-42, due to the redemption of the Series I Preferred Stock, the difference between the redemption cost and the carrying value of the Series I Preferred Stock of approximately $.7 million is reflected as a deduction from net income to arrive at net income available to common stockholders in determining earnings per share for the three months ended March 31, 2006 and six months ended June 30, 2006.

During the six months ended June 30, 2006, the Company awarded 303,142 shares of restricted common stock to certain employees and 2,313 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $11,614 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods for those shares that are expected to vest.

On January 10, 2006, the Company, through the Operating Partnership, issued the 2016 Notes. Net of offering costs, the Company received net proceeds of $197.5 million from the issuance of 2016 Notes. In December 2005, the Company also entered into interest rate protection agreements which were used to fix the interest rate on the 2016 Notes prior to issuance. The Company settled the interest rate protection agreements on January 9, 2006 for a payment of approximately $1.7 million which is included in other comprehensive income.

On January 13, 2006, the Company issued 6,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company’s 7.25%, $.01 par value, Series J Flexible Cumulative Redeemable Preferred Stock (the “Series J Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. Net of offering costs, the Company received net proceeds of $144.7 million from the issuance of Series J Preferred Stock.

During the six months ended June 30, 2006, certain employees of the Company exercised 52,667 non-qualified employee stock options. Net proceeds to the Company were approximately $1.5 million.

Market Risk

The following discussion about the Company’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at June 30, 2006 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At June 30, 2006, approximately $1,551.4 million (approximately 85.3% of total debt at June 30, 2006) of the Company’s debt was fixed rate debt and approximately $268.0 million (approximately 14.7% of total debt at June 30, 2006) was variable rate debt.

In April 2006, the Company entered into $295.3 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on $300.0 million of forecasted debt offerings in 2006 and 2007. At June 30, 2006, the estimated fair value of the $295.3 million swaps was approximately $3.4 million in an asset position as the effective rates of the swaps were lower than current interest rates at June 30, 2006. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

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

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes.” The evaluation of a tax position in accordance with FIN 48 is a two-step process. First, the Company determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Second, a tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent reporting period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent reporting period in which the threshold is no longer met. The Company is required to apply the guidance of FIN 48 beginning January 1, 2007. The Company is currently evaluating what impact the application of FIN 48 will have on the consolidated financial statements.

Subsequent Events

From July 1, 2006 to July 28, 2006, the Company acquired 15 industrial properties and a land parcel for a purchase price of approximately $158.5 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold four industrial properties for approximately $19.4 million of gross proceeds.

On July 17, 2006, the Company and the Operating Partnership paid a second quarter 2006 dividend/distribution of $.70 per common share/Unit, totaling approximately $36.0 million.

On July 25, 2006, the Company, through a wholly-owned limited liability company in which a wholly-owned company of the Operating Partnership is the sole member, entered into a joint venture arrangement with an institutional investor to invest in land and vertical development (the “July 2006 Joint Venture”). The Company, through a wholly-owned limited liability company in which a wholly-owned company of the Operating Partnership is the sole member, owns a ten percent equity interest in the July 2006 Joint Venture.

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

None.

Item 1A.  Risk Factors

The Company may be unable to sell sufficient properties on advantageous terms.

The Company and its joint ventures have sold properties to third parties and, as part of its business, the Company currently anticipates continuing to sell, for itself and its joint ventures, a growing number of properties to third parties, subject to operating considerations and market conditions. The Company’s ability to sell a growing number of properties on advantageous terms depends on factors beyond the Company’s control, including competition from other sellers, the availability of attractive financing for potential buyers of the Company’s properties and the overall demand for industrial real estate. If the Company is unable to sell a growing number of properties on favorable terms or adequately redeploy the proceeds of property sales in accordance with the Company’s business strategy, which calls for, among other things, a sufficient pipeline of saleable properties, then the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s securities could be adversely affected.

The Company has also sold properties to its joint ventures and, as part of its business, the Company currently anticipates continuing to sell properties to its joint ventures, subject to operating considerations and market conditions. If the Company does not have sufficient properties available that meet the investment criteria of current or future joint ventures, or if the joint ventures have reduced or no access to capital on favorable terms, then such sales could be delayed or prevented, adversely affecting the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s securities.

The Company may be unable to acquire sufficient properties on advantageous terms or acquisitions may not perform as the Company expects.

The Company and its joint ventures have acquired properties and, as part of its business, the Company currently anticipates continuing to acquire, for itself and its joint ventures, a growing number of properties, subject to operating considerations and market conditions. Properties that the Company acquires for itself generate income/loss during the holding period and gains/losses upon sale. Properties that the Company acquires on behalf of its joint ventures generate fee and other income, in addition to income/loss during the holding period and gains/losses upon sale. The acquisition of properties entails various risks, including the risks that the Company’s investments may not perform as expected and that the Company’s cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, the Company faces significant competition for attractive investment opportunities from other well-capitalized real estate investors, including both publicly-traded real estate investment trusts and private investors. This competition increases as investments in real estate become attractive relative to other forms of investment. As a result of competition, the Company may be unable to acquire additional properties as it desires or the purchase price may be elevated. In addition, the Company expects to finance future acquisitions through a combination of borrowings under the 2005 Unsecured Line of Credit I, proceeds from equity or debt offerings by the Company, proceeds from property sales and equity and debt provided by its joint venture partners, which may not be available and which could adversely affect the Company’s cash flow. If the Company were unable to acquire a growing number of properties on advantageous terms, or if such investments did not perform as expected, the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market value of, the Company’s securities could be adversely affected.

The Company may be unable to complete sufficient development and re-development projects on advantageous terms.

As part of its business, the Company, for itself and on behalf of its joint ventures, develops new and re-develops existing properties. In addition, the Company has sold development and re-development properties to third parties and currently anticipates continuing to sell, for itself and its joint ventures, a growing number of development and re-development properties to third parties, subject to operating considerations and market conditions. The real estate development and re-development business involves significant risks that could adversely affect the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of the Company’s securities, which include:

•	the Company may not be able to obtain financing for development projects on favorable terms and complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties and generating cash flow;

•	the Company may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

•	the properties may perform below anticipated levels, producing cash flow below budgeted amounts and limiting the Company’s ability to sell such properties to third parties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 17, 2006, First Industrial Realty Trust, Inc. (the “Company”) held its Annual Meeting of Stockholders. At the meeting, three Class III directors of the Company were elected to serve until the 2009 Annual Meeting of Stockholders and one Class I director was elected to serve until the 2007 Annual Meeting of Stockholders until their respective successors are duly elected and qualified. The votes cast for each director were as follows:

For election of John Rau
Votes for: 38,191,703
Votes withheld: 2,790,892
For election of Robert J. Slater
Votes for: 40,414,970
Votes withheld: 567,625
For election of W. Ed Tyler
Votes for: 40,597,572
Votes withheld: 385,023
For election of James F. Millar
Votes for: 40,609,885
Votes withheld: 372,710

In addition, the appointment of PricewaterhouseCoopers LLP, as independent auditors of the Company for the fiscal year ending December 31, 2006, was ratified at the meeting with 38,209,748 shares voting in favor, 2,642,343 shares voting against and 130,504 shares abstaining.

Amendment No. 1 to the Company’s 2001 Stock Incentive Plan was approved at the meeting with 20,787,551 shares voting in favor, 8,593,058 shares voting against, 296,896 shares abstaining and 11,305,090 broker non-votes.

Michael W. Brennan, Michael G. Damone, and Kevin W. Lynch continue to serve as Class II directors until their present terms expire in 2008 and their successors are duly elected. Jay H. Shidler and J. Steven Wilson continue to serve as Class I directors until their present terms expire in 2007 and their successors are duly elected.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

a) Exhibits:

Exhibit
Number		Description

10.1		Form of Restricted Stock Agreement (Director’s Annual Retainer) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed May 19, 2006, File No. 1-13102)+
10.2		Amendment No. 1 to the Company’s 2001 Stock Incentive Plan*+
31	.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

+	Indicates a compensatory plan or arrangement

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
Scott A. Musil
Chief Accounting Officer
(Principal Accounting Officer)

Date: August 9, 2006

EXHIBIT INDEX

Exhibit
Number		Description

10.1		Form of Restricted Stock Agreement (Director’s Annual Retainer) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed May 19, 2006, File No. 1-13102)+
10.2		Amendment No. 1 to the Company’s 2001 Stock Incentive Plan*+
31	.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

+	Indicates a compensatory plan or arrangement