Form 10-Q
period 2006-09-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 2006-11-09
CIK 921825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of shares of Common Stock, $.01 par value, outstanding as of October 27, 2006: 44,818,345.

FIRST INDUSTRIAL REALTY TRUST, INC.

Form 10-Q

For the Period Ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(Dollars in thousands, except share and per share data)

ASSETS
Assets:
Investment in Real Estate:
Land	$560,839	$541,406
Buildings and Improvements	2,676,080	2,653,281
Construction in Progress	20,418	66,074
Less: Accumulated Depreciation	(458,411)	(410,566)

Net Investment in Real Estate	2,798,926	2,850,195

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $2,178 and $1,622 at September 30, 2006 and December 31, 2005, respectively	38,557	16,840
Cash and Cash Equivalents	9,713	8,237
Restricted Cash	21,916	29,581
Tenant Accounts Receivable, Net	7,810	8,897
Investments in Joint Ventures	56,356	44,241
Deferred Rent Receivable, Net	28,245	24,910
Deferred Financing Costs, Net	15,249	10,909
Deferred Leasing Intangibles, Net	92,984	78,537
Prepaid Expenses and Other Assets, Net	119,252	153,896

Total Assets	$3,189,008	$3,226,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage Loans Payable, Net	$52,535	$57,309
Senior Unsecured Debt, Net	1,674,340	1,298,893
Unsecured Lines of Credit	64,000	457,500
Accounts Payable, Accrued Expenses and Other Liabilities, Net	120,071	110,560
Deferred Leasing Intangibles, Net	21,341	24,307
Rents Received in Advance and Security Deposits	29,614	32,283
Leasing Intangibles Held For Sale, Net of Accumulated Amortization of $19 at September 30, 2006	133	—
Dividends Payable	42,727	39,509

Total Liabilities	2,004,761	2,020,361

Commitments and Contingencies	—	—
Minority Interest	157,150	162,320
Stockholders’ Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized, 20,000, 500, 250, 600 and 200 shares of Series C, F, G , J and K Cumulative Preferred Stock, respectively, issued and outstanding at September 30, 2006, having a liquidation preference of $2,500 per share ($50,000), $100,000 per share ($50,000), $100,000 per share ($25,000), $250,000 per share ($150,000) and $250,000 per share ($50,000), respectively. At December 31, 2005, 10,000,000 shares authorized, 20,000, 500, 250 and 750 shares of Series C, F, G and I Cumulative Preferred Stock, respectively, issued and outstanding at December 31, 2005, having a liquidation preference of $2,500 per share ($50,000), $100,000 per share ($50,000), $100,000 per share ($25,000) and $250,000 per share ($187,500), respectively)
	—	—
Common Stock ($.01 par value, 100,000,000 shares authorized, 47,344,413 and 46,971,110 shares issued and 44,818,013 and 44,444,710 shares outstanding at September 30, 2006 and December 31, 2005, respectively)	455	470
Additional Paid-in-Capital	1,381,826	1,384,712
Distributions in Excess of Accumulated Earnings	(274,452)	(248,686)
Unearned Value of Restricted Stock Grants	—	(16,825)
Accumulated Other Comprehensive Loss	(10,144)	(5,521)
Treasury Shares at Cost (2,526,400 shares at September 30, 2006 and December 31, 2005)	(70,588)	(70,588)

Total Stockholders’ Equity	1,027,097	1,043,562

Total Liabilities and Stockholders’ Equity	$3,189,008	$3,226,243

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(Unaudited)
	(Dollars in thousands, except share and per share data)

Revenues:
Rental Income	$74,835	$58,767	$211,789	$168,958
Tenant Recoveries and Other Income	28,265	21,866	83,604	62,353
Revenues from Build to Suit Development for Sale	—	10,694	733	10,694

Total Revenues	103,100	91,327	296,126	242,005

Expenses:
Property Expenses	34,083	28,203	99,273	80,835
General and Administrative	20,047	15,382	55,918	38,875
Depreciation and Other Amortization	38,336	29,300	111,358	77,972
Expenses from Build to Suit Development for Sale	—	10,455	666	10,455

Total Expenses	92,466	83,340	267,215	208,137

Other Income/Expense:
Interest Income	446	219	1,345	1,056
Interest Expense	(31,622)	(27,413)	(90,853)	(79,106)
Amortization of Deferred Financing Costs	(603)	(541)	(1,826)	(1,560)
Mark-to-Market/Gain (Loss) on Settlement of Interest Rate Protection Agreements	(2,942)	1,212	(3,112)	749
Gain from Early Retirement of Debt, Net	—	82	—	82

Total Other Income/Expense	(34,721)	(26,441)	(94,446)	(78,779)

Loss from Continuing Operations Before Equity in Income of Joint Ventures, Income Tax Benefit and Income Allocated to Minority Interest	(24,087)	(18,454)	(65,535)	(44,911)
Equity in Income of Joint Ventures	4,747	3,978	12,019	3,758
Income Tax Benefit	3,465	3,245	9,779	8,014
Minority Interest Allocable to Continuing Operations	2,751	1,785	7,779	5,227

Loss from Continuing Operations	(13,124)	(9,446)	(35,958)	(27,912)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $65,368 and $38,552 for the Three Months Ended September 30, 2006 and 2005, respectively and $171,390 and $85,734 for the Nine Months Ended September 30, 2006 and 2005, respectively)	67,453	43,247	177,884	99,768
Provision for Income Taxes Allocable to Discontinued Operations (Including $19,427 and $5,943 for the Three Months Ended September 30, 2006 and 2005, respectively and $41,340 and $11,349 for the Nine Months Ended September 30, 2006 and 2005, respectively allocable to Gain on Sale of Real Estate)	(20,143)	(6,957)	(43,298)	(14,070)
Minority Interest Allocable to Discontinued Operations	(6,145)	(4,794)	(17,577)	(11,261)

Income Before Gain on Sale of Real Estate	28,041	22,050	81,051	46,525
Gain on Sale of Real Estate	2,853	2,613	6,374	27,333
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(1,324)	(949)	(2,180)	(9,933)
Minority Interest Allocable to Gain on Sale of Sale Estate	(199)	(220)	(548)	(2,286)

Net Income	29,371	23,494	84,697	61,639
Less: Preferred Stock Dividends	(5,442)	(2,310)	(15,490)	(6,930)
Less: Redemption of Preferred Stock	—	—	(672)	—

Net Income Available to Common Stockholders	$23,929	$21,184	$68,535	$54,709

Basic Earnings Per Share:
Loss from Continuing Operations	$(0.39)	$(0.24)	$(1.10)	$(0.47)

Income From Discontinued Operations	$0.93	$0.74	$2.66	$1.76

Net Income Available to Common Stockholders	$0.54	$0.50	$1.56	$1.29

Weighted Average Shares Outstanding	44,032	42,468	43,976	42,305
Diluted Earnings Per Share:
Loss from Continuing Operations	$(0.39)	$(0.24)	$(1.10)	$(0.47)

Income From Discontinued Operations	$0.93	$0.74	$2.66	$1.76

Net Income Available to Common Stockholders	$0.54	$0.50	$1.56	$1.29

Weighted Average Shares Outstanding	44,032	42,468	43,976	42,305
Net Income	$29,371	$23,494	$84,697	$61,639
Other Comprehensive Income:
Reclassification of Settlement of Interest Rate Protection Agreements from Other Comprehensive Income	—	(159)	—	(159)
Settlement of Interest Rate Protection Agreements	—	—	(1,729)	—
Mark-to-Market of Interest Rate Protection Agreements	(7,702)	—	(2,913)	—
Amortization of Interest Rate Protection Agreements	(218)	(270)	(668)	(817)
Other Comprehensive Income Allocable to Minority Interest	1,029	—	692	—

Comprehensive Income	$22,480	$23,065	$80,079	$60,663

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
	(Unaudited)
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$84,697	$61,639
Income Allocated to Minority Interest	10,346	8,320

Net Income Before Minority Interest	95,043	69,959
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	90,511	71,070
Amortization of Deferred Financing Costs	1,826	1,560
Other Amortization	28,002	24,481
Provision for Bad Debt	1,912	1,398
Mark-to-Market of Interest Rate Protection Agreement	(16)	(749)
Equity in Income of Joint Ventures	(12,019)	(3,758)
Distributions from Joint Ventures	12,803	590
Gain on Early Retirement	—	(82)
Gain on Sale of Real Estate	(177,764)	(113,067)
Decrease (Increase) in Build-to-Suit For Sale Costs Receivable	16,241	(10,694)

Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(14,940)	(20,243)
Increase in Deferred Rent Receivable	(7,857)	(6,495)
Increase in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	16,070	23,057

Net Cash Provided by Operating Activities	49,812	37,027

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(651,333)	(518,240)
Net Proceeds from Sales of Investments in Real Estate	725,038	392,498
Contributions to and Investments in Joint Ventures	(24,425)	(41,473)
Distributions from Joint Ventures	10,877	597
Repayment of Mortgage Loans Receivable	34,987	43,411
Decrease (Increase) in Restricted Cash	7,665	(23,288)

Net Cash Provided by (Used in) Investing Activities	102,809	(146,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from the Issuance of Common Stock	1,542	6,664
Proceeds from the Issuance of Preferred Stock	192,897	—
Redemption of Preferred Stock	(182,156)	—
Repurchase of Restricted Stock	(2,660)	(3,269)
Dividends/Distributions	(107,804)	(103,079)
Preferred Stock Dividends	(12,574)	(8,162)
Repayments on Mortgage Loans Payable	(11,973)	(1,421)
Net Proceeds from Senior Unsecured Debt	374,306	—
Other Costs of Senior Unsecured Debt	(7,539)	—
Proceeds on Mortgage Loans Payable	—	1,167
Proceeds from Unsecured Lines of Credit	488,500	376,500
Repayments on Unsecured Lines of Credit	(882,000)	(163,500)
Cash Book Overdraft	3,765	1,431
Debt Issuance Costs	(5,449)	(1,787)

Net Cash (Used in) Provided by Financing Activities	(151,145)	104,544

Net Increase (Decrease) in Cash and Cash Equivalents	1,476	(4,924)
Cash and Cash Equivalents, Beginning of Period	8,237	4,924

Cash and Cash Equivalents, End of Period	$9,713	$—

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	Organization and Formation of Company

First Industrial Realty Trust, Inc. (the “Company”) was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner with an approximate 87.0% and 86.8% ownership interest at September 30, 2006 and December 31, 2005, respectively. Minority interest at September 30, 2006 and December 31, 2005 of approximately 13.0% and 13.2%, respectively, represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

As of September 30, 2006, the Company owned 946 industrial properties (inclusive of developments in process) located in 27 states in the United States and one province in Canada, containing an aggregate of approximately 76.5 million square feet of gross leasable area (“GLA”). Of the 946 industrial properties owned by the Company, 754 are held by the Operating Partnership and limited liability companies of which the Operating Partnership is the sole member, 101 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners and 91 are held directly or indirectly by an entity wholly-owned by the Operating Partnership.

On March 21, 2006, the Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, entered into a co-investment arrangement with an institutional investor to invest in industrial properties (the “March 2006 Co-Investment Program”). The Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, owns a 15 percent equity interest in and provides property management, leasing, disposition and portfolio management services to the March 2006 Co-Investment Program.

On July 21, 2006, the Company, through a wholly-owned limited liability company in which a wholly-owned company of the Operating Partnership is the sole member, entered into a joint venture arrangement with an institutional investor to invest in land and vertical development (the “July 2006 Joint Venture”). The Company, through a wholly-owned limited liability company in which a wholly-owned company of the Operating Partnership is the sole member, owns a ten percent equity interest in and provides property management, leasing, development, disposition and portfolio management services to the July 2006 Joint Venture.

The Company, through separate wholly-owned limited liability companies of which the Operating Partnership or First Industrial Investment, Inc. is the sole member, also owns minority equity interests in, and provides various services to, four other joint ventures which invest in industrial properties (the “September 1998 Joint Venture”, the “May 2003 Joint Venture”, the “March 2005 Joint Venture” and the “September 2005 Joint Venture”; together with the March 2006 Co-Investment Program and the July 2006 Joint Venture, the “Joint Ventures”). The operating data of the Joint Ventures is not consolidated with that of the Company as presented herein.

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Company’s 2005 Form 10-K, as amended by Form 8-K of the Company filed during September 2006, and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2005 audited financial statements included in the Company’s 2005 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In order to conform with generally accepted accounting principles, management, in preparation of the Company’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2006 and December 31, 2005, and the reported amounts of revenues and expenses for each of the three and nine months ended September 30, 2006 and September 30, 2005. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2006 and December 31, 2005 and the results of its operations and comprehensive income for each of the three and nine months ended September 30, 2006 and September 30, 2005, and its cash flows for each of the nine months ended September 30, 2006 and September 30, 2005, and all adjustments are of a normal recurring nature.

Stock Incentive Plans:

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (FAS 123R), using the modified prospective application method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. For the years ended December 31, 2003, 2004 and 2005, the Company accounted for its stock incentive plans under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” for all new issuances of stock based compensation. At January 1, 2006, the Company did not have any unvested option awards and the Company had accounted for their previously issued restricted stock awards at fair value, accordingly, the adoption of FAS 123R did not require the Company to recognize a cumulative effect of a change in accounting principle. The Company did reclassify $16,825 from the Unearned Value of Restricted Stock Grants caption within Stockholders’ Equity to Additional Paid in Capital during the three months ended March 31, 2006.

For the nine months ended September 30, 2006 and 2005, the Company awarded 317,671 and 199,013 restricted stock awards to its employees and directors of the Company having a fair value of $12,075 and $8,340, respectively. The awards generally vest over three years. For the nine months ended September 30, 2006 and 2005, the Company recognized $7,111 and $6,932 in restricted stock amortization related to restricted stock awards, of which $987 and $1,047, respectively, was capitalized in connection with development activities. At September 30, 2006, the Company has $21,036 in unearned compensation related to unvested restricted stock awards. The weighted average period that the unrecognized compensation is expected to be incurred is 1.85 years. The Company has not awarded options to employees or directors of the Company during the nine months ended September 30, 2006 and September 30, 2005, and therefore no stock-based employee compensation expense related to options is included in net income available to common stockholders.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to January 1, 2003, the Company accounted for its stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is not recognized for options issued in which the strike price is equal to the fair value of the Company’s stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share as if the fair value recognition provisions of FAS 123R had been applied to all outstanding and unvested option awards for the three and nine months ended September 30, 2005:

	Three and Nine
	Months Ended
	September 30,
	2005

Net Income Available to Common Stockholders — as reported	$21,184	$54,709
Less: Total Stock-Based Employee Compensation Expense, Net of Minority Interest — Determined Under the Fair Value Method	(16)	(72)

Net Income Available to Common Stockholders — pro forma	$21,168	$54,637

Net Income Available to Common Stockholders per Share — as reported — Basic	$0.50	$1.29
Net Income Available to Common Stockholders per Share — pro forma — Basic	$0.50	$1.29
Net Income Available to Common Stockholders per Share — as reported — Diluted	$0.50	$1.29
Net Income Available to Common Stockholders per Share — pro forma — Diluted	$0.50	$1.29

Deferred Leasing Intangibles

Deferred Leasing Intangibles included in the Company’s total assets, including assets held for sale, consist of the following:

	September 30,	December 31,
	2006	2005

In-Place Leases	$85,577	$78,674
Less: Accumulated Amortization	(13,368)	(6,236)

	$72,209	$72,438

Above Market Leases	$8,794	$7,958
Less: Accumulated Amortization	(2,304)	(1,859)

	$6,490	$6,099

Tenant Relationship	$15,059	$—
Less: Accumulated Amortization	(774)	—

	$14,285	$—

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Leasing Intangibles included in the Company’s total liabilities, including liabilities held for sale, consist of the following:

	September 30,	December 31,
	2006	2005

Below Market Leases	$27,348	$27,710
Less: Accumulated Amortization	(5,874)	(3,403)

	$21,474	$24,307

The fair value of in-place leases, above market leases, tenant relationships and below market leases recorded due to real estate acquisitions during the nine months ended September 30, 2006 was $27,232, $3,477, $15,328, and $(10,801), respectively. The fair value of in-place leases, above market leases and below market leases recorded due to real estate acquisitions during the nine months ended September 30, 2005 was $30,257, $5,276 and $(8,585), respectively.

Net amortization expense related to deferred leasing intangibles was $8,788 and $4,390 for the nine months ended September 30, 2006 and September 30, 2005, respectively. The Company will recognize net amortization expense related to deferred leasing intangibles over the next five years as follows:

Remainder of 2006	$5,245
2007	18,766
2008	16,400
2009	14,456
2010	12,305

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

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

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect that the implementation of this Statement will have a material effect on the Company’s consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“FAS 140”) with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement was issued to simplify the accounting for servicing rights and reduce the volatility that results from the use of different measurements attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. The statement clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights at either fair value or under the amortization method previously required under FAS 140. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not expect that the implementation of this Statement will have a material effect on the Company’s consolidated financial position or results of operations.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes.” The evaluation of a tax position in accordance with FIN 48 is a two-step process. First, the Company determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Second, a tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent reporting period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent reporting period in which the threshold is no longer met. The Company is required to apply the guidance of FIN 48 beginning January 1, 2007. The Company is currently evaluating what impact the application of FIN 48 will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which establishes a common definition of fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the implementation of this statement will have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. This statement also requires additional disclosures in the footnotes to the financial statements. This statement is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the implementation of this statement will have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” in order to address the observed diversity in quantification practices with respect to annual financial statements. This bulletin should be applied for the annual financial statements for the first fiscal year ending after November 15, 2006. The Company does not expect the application of this bulletin to have a material impact on the Company’s results of operations, cash flows and financial position.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments in Joint Ventures

At September 30, 2006, the September 1998 Joint Venture owned 41 industrial properties comprising approximately 1.3 million square feet of GLA, the May 2003 Joint Venture owned 12 industrial properties comprising approximately 5.4 million square feet of GLA, the March 2005 Joint Venture owned 48 industrial properties comprising approximately 4.1 million square feet of GLA and several land parcels, the September 2005 Joint Venture owned 166 industrial properties comprising approximately 11.2 million square feet of GLA and several land parcels and the March 2006 Joint Venture owned ten industrial properties comprising approximately 4.8 million square feet of GLA (of which the Operating Partnership, through wholly-owned limited liability companies, has an equity interest in nine industrial properties comprising approximately 3.9 million square feet of GLA).

At September 30, 2006 and December 31, 2005, the Company has a receivable from the Joint Ventures of $10,323 and $3,354, respectively, which mainly relates to development, leasing, property management and asset management fees due to the Company from the Joint Ventures, reimbursement for general contractor expenditures made by a wholly owned subsidiary of the Company who is acting in the capacity of the developer for two development projects for the March 2005 Joint Venture and from borrowings made to the September 1998 Joint Venture.

During the nine months ended September 30, 2006 and September 30, 2005, the Company invested the following amounts in its Joint Ventures as well as received distributions and recognized fees from acquisition, disposition, leasing, development, property management and asset management services in the following amounts:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005

Contributions	$21,477	$40,099
Distributions	$23,680	$1,187
Fees	$16,242	$5,054

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

In December 2005, the Company, through the Operating Partnership, entered into a non-revolving unsecured line of credit (the “2005 Unsecured Line of Credit II”). The 2005 Unsecured Line of Credit II had a borrowing capacity of $125,000 and matured on March 15, 2006. The 2005 Unsecured Line of Credit II provided for interest only payments at LIBOR plus .625% or at Prime, at the Company’s election. On January 10, 2006, the Company, through the Operating Partnership, paid off and retired the 2005 Unsecured Line of Credit II.

On January 11, 2006, the Company assumed a mortgage loan in the amount of $1,954 (the “Acquisition Mortgage Loan XIX”). The Acquisition Mortgage Loan XIX is collateralized by one property in Richmond, IN, bears interest at a fixed rate of 7.32% and provides for monthly principal and interest payments based on a 10 year

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 12, 2005, in conjunction with the acquisition of a parcel of land, the seller provided the Company a mortgage loan in the amount of $1,167 (the “Acquisition Mortgage Loan XV”). The Acquisition Mortgage Loan XV was collateralized by a land parcel in Lebanon, Tennessee, did not require principal payments prior to maturity, and had a 0% interest rate. The Acquisition Mortgage Loan XV was paid off and retired upon maturity on January 12, 2006.

On July 16, 1998, the Company, through TK-SV, LTD., assumed a mortgage loan in the principal amount of $2,566 (the “Acquisition Mortgage Loan V”). The Acquisition Mortgage Loan V was collateralized by one property in Tampa, Florida. The loan had a maturity date of September 1, 2006, and a fixed interest rate of 9.01%. The Acquisition Mortgage Loan V was paid off and retired on March 1, 2006.

On March 7, 2006, in conjunction with the acquisition of a parcel of land, the seller provided the Company a mortgage loan in the amount of $4,925 (the “Acquisition Mortgage Loan XX”). The Acquisition Mortgage Loan XX was collateralized by a land parcel in Compton, CA, did not require principal payments prior to maturity, and had an 8.0% interest rate. The Acquisition Mortgage Loan XX was paid off and retired upon maturity on June 5, 2006.

On April 16, 1998, the Consolidated Operating Partnership assumed a mortgage loan in the amount of $2,525 (the “Acquisition Mortgage Loan IV”). The Acquisition Mortgage Loan IV was collateralized by one property in Baltimore, MD. The loan had a maturity date of October 1, 2006, and a fixed interest rate of 8.95%. The Acquisition Mortgage Loan IV was paid off and retired on June 30, 2006.

On August 25, 2006, in conjunction with the acquisition of a parcel of land, the seller provided the Company a mortgage loan in the amount of $770 (the “Acquisition Mortgage Loan XXI”). The Acquisition Mortgage Loan XXI is collateralized by a land parcel in Owatanna, MN, has a maturity date of February 1, 2017, does not require principal payments until February 1, 2009, and has a 0% interest rate.

On September 25, 2006, the Company, through the Operating Partnership, issued $175,000 of senior unsecured debt which bears interest at a rate of 4.625% (the “2011 Exchangeable Notes”). The Company also granted the initial purchasers of the 2011 Exchangeable Notes an option exercisable until October 4, 2006 to purchase up to an additional $25,000 principal amount of the 2011 Exchangeable Notes to cover over-allotments, if any (the “Over-allotment Option”). Holders of the 2011 Exchangeable Notes may exchange their notes for the Company’s common stock prior to the close of business on the second business day immediately preceding the stated maturity date at any time beginning on July 15, 2011 and also under the following circumstances: 1) during any calendar quarter beginning after December 31, 2006 (and only during such calendar quarter), if, and only if, the closing sale price per share of the Company’s common stock for at least 20 trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the exchange price per share of the Company’s common stock in effect on the applicable trading day; 2) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price of the notes was less than 98% of the product of the closing sale price per share of the Company’s common stock multiplied by the applicable exchange rate; 3) if those notes have been called for redemption, at any time prior to the close of business on the second business day prior to the redemption date; 4) upon the occurrence of distributions of certain rights to purchase the Company’s common stock or certain other assets; or 5) if the Company’s common stock ceases to be listed on a U.S. national or regional securities exchange and is not quoted on the over-the-counter market as reported by Pink Sheets LLC or any similar organization, in each case, for 30 consecutive trading days. The 2011 Exchangeable Notes have an initial exchange rate of 19.6356 shares of the Company’s common stock per $1,000 principal amount, representing an exchange price of approximately $50.93 per common share and an exchange premium of approximately 20% based on the last reported sale price of $42.44 per share of the Company’s common stock on September 19, 2006. If a change of

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

control transaction described in the indenture relating to the 2011 Exchangeable Notes occurs and a holder elects to exchange notes in connection with any such transaction, holders of the 2011 Exchangeable Notes will be entitled to a make-whole amount in the form of an increase in the exchange rate. The exchange rate may also be adjusted under certain other circumstances, including the payment of cash dividends in excess of the Company’s current regular quarterly dividend on its common stock of $0.70 per share. The 2011 Exchangeable Notes will be exchangeable for cash up to their principal amount and shares of the Company’s common stock for the remainder of the exchange value in excess of the principal amount. The 2011 Exchangeable notes mature on September 15, 2011, unless previously redeemed or repurchased by the Company or exchanged in accordance with their terms prior to such date. Interest is paid semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2007. In connection with the Operating Partnership’s offering of the 2011 Exchangeable Notes, the Operating Partnership entered into capped call transactions (the “capped call transactions”) with affiliates of two of the initial purchasers of the 2011 Exchangeable Notes (the “option counterparties”) in order to increase the effective exchange price of the 2011 Exchangeable Notes to $59.42 per share of the Company’s common stock, which represents an exchange premium of approximately 40% based on the last reported sale price of $42.44 per share of the Company’s common stock on September 19, 2006. The aggregate cost of the capped call transactions was approximately $5,810. The capped call transactions are expected to reduce the potential dilution with respect to the Company’s common stock upon exchange of the 2011 Exchangeable Notes to the extent the then market value per share of the Company’s common stock does not exceed the cap price of the capped call transaction during the observation period relating to an exchange. The 2011 Exchangeable Notes and the Over-Allotment Option are fully and unconditionally guaranteed by the Company.

The following table discloses certain information regarding the Company’s mortgage loans payable, senior unsecured debt and unsecured lines of credit:

	Outstanding				Accrued Interest		Interest
	Balance at				Payable at		Rate at
	September 30,		December 31,		September 30,	December 31,	September 30,	Maturity
	2006		2005		2006	2005	2006	Date

Mortgage Loans Payable, Net
Assumed Loan I	$1,902		$2,320		$—	$—	9.250%	09/01/09
Assumed Loan II	1,663		1,805		—	—	9.250%	01/01/13
Acquisition Mortgage Loan IV	—	(1)	1,936		—	14	N/A (1)	N/A	(1)
Acquisition Mortgage Loan V	—	(2)	2,380	(3)	—	18	N/A (2)	N/A	(2)
Acquisition Mortgage Loan VIII	5,184		5,308		36	37	8.260%	12/01/19
Acquisition Mortgage Loan IX	5,377		5,505		37	38	8.260%	12/01/19
Acquisition Mortgage Loan X	15,338	(3)	15,733	(3)	94	98	8.250%	12/01/10
Acquisition Mortgage Loan XII	2,455	(3)	2,503	(3)	14	15	7.540%	01/01/12
Acquisition Mortgage Loan XIV	6,120	(3)	6,392	(3)	33	34	6.940%	07/01/09
Acquisition Mortgage Loan XV	—	(4)	1,167		—	—	N/A (4)	N/A	(4)
Acquisition Mortgage Loan XVI	1,909	(3)	1,960	(3)	9	9	5.500%	09/30/24
Acquisition Mortgage Loan XVII	3,046	(3)	3,209	(3)	17	18	7.375%	05/01/16
Acquisition Mortgage Loan XVIII	6,825	(3)	7,091	(3)	40	42	7.580%	03/01/11
Acquisition Mortgage Loan XIX	1,946	(3)	—		11	—	7.320%	06/01/14
Acquisition Mortgage Loan XX	—	(5)	—		—	—	N/A (5)	N/A	(5)
Acquisition Mortgage Loan XXI	770		—		—	—	0.000%	02/01/17

Total	$52,535		$57,309		$291	$323

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Outstanding				Accrued Interest			Interest
	Balance at				Payable at			Rate at
	September 30,		December 31,		September 30,		December 31,	September 30,	Maturity
	2006		2005		2006		2005	2006	Date

Senior Unsecured Debt, Net
2006 Notes	$150,000		$150,000		$3,500		$875	7.000%	12/01/06
2007 Notes	149,996	(6)	149,992	(6)	4,306		1,456	7.600%	05/15/07
2016 Notes	199,355	(6)	—		2,428		—	5.750%	01/15/16
2017 Notes	99,893	(6)	99,886	(6)	2,500		625	7.500%	12/01/17
2027 Notes	15,055	(6)	15,054	(6)	407		138	7.150%	05/15/27
2028 Notes	199,829	(6)	199,823	(6)	3,209		7,009	7.600%	07/15/28
2011 Notes	199,731	(6)	199,685	(6)	656		4,343	7.375%	03/15/11
2012 Notes	199,235	(6)	199,132	(6)	6,340		2,903	6.875%	04/15/12
2032 Notes	49,430	(6)	49,413	(6)	1,787		818	7.750%	04/15/32
2009 Notes	124,882	(6)	124,849	(6)	1,932		292	5.250%	06/15/09
2014 Notes	111,934	(6)	111,059	(6)	2,675		669	6.420%	06/01/14
2011 Exchangeable Notes	175,000		—		135		—	4.625%	09/15/11

Total	$1,674,340		$1,298,893		$29,875		$19,128

Unsecured Lines of Credit
2005 Unsecured Line of Credit I	$64,000		$332,500		$1,510		$1,833	6.038%	09/28/08
2005 Unsecured Line of Credit II	—	(7)	125,000		—	(7)	232	N/A (7)	N/A	(7)

Total	$64,000		$457,500		$1,510		$2,065

(1)	On June 30, 2006, the Company paid off and retired the Acquisition Mortgage Loan IV.

(2)	On March 1, 2006, the Company paid off and retired the Acquisition Mortgage Loan V.

(3)	At September 30, 2006, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII, the Acquisition Mortgage Loan XIV, the Acquisition Mortgage Loan XVI, the Acquisition Mortgage Loan XVII, the Acquisition Mortgage Loan XVIII, and the Acquisition Mortgage Loan XIX includes unamortized premiums of $1,623, $200, $342, $20, $229, $579, and $107, respectively. At December 31, 2005, the Acquisition Mortgage Loan V, the Acquisition Mortgage Loan X, the Acquisition Mortgage Loan XII, the Acquisition Mortgage Loan XIV, the Acquisition Mortgage Loan XVI, the Acquisition Mortgage Loan XVII, the Acquisition Mortgage Loan XVIII, includes unamortized premiums of $24, $1,909, $228, $432, $26, $246, and $681, respectively.

(4)	On January 12, 2006, the Company paid off and retired the Acquisition Mortgage Loan XV.

(5)	On June 5, 2006, the Company paid off and retired the Acquisition Mortgage Loan XX.

(6)	At September 30, 2006, the 2007 Notes, 2016 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes, and 2014 Notes are net of unamortized discounts of $4, $645, $107, $15, $171, $269, $765, $570, $118, and $13,066, respectively. At December 31, 2005, the 2007 Notes, 2017 Notes, 2027 Notes, 2028 Notes, 2011 Notes, 2012 Notes, 2032 Notes, 2009 Notes and the 2014 Notes are net of unamortized discounts of $8, $114, $16, $177, $315, $868, $587, $151 and $13,941, respectively.

(7)	On January 10, 2006, the Company, through the Operating Partnership, paid off and retired the 2005 Unsecured Line of Credit II.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2006	$150,493
2007	152,339
2008	66,533
2009	132,452
2010	15,563
Thereafter	1,286,125

Total	$1,803,505

Derivatives:

In October 2005, the Company, through an entity wholly-owned by the Operating Partnership, entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Company was constructing. This interest rate protection agreement had a notional value of $50,000, was based on the three Month LIBOR rate, had a strike rate of 4.8675%, had an effective date of December 30, 2005 and a termination date of December 30, 2010. Per Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” fair value and cash flow hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement does not qualify for hedge accounting and the change in value of the interest rate protection agreement will be recognized immediately in net income as opposed to other comprehensive income. On January 5, 2006, the Company, settled the interest rate protection agreement for a payment of $186.

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

In April 2006, the Company, through the Operating Partnership, entered into four interest rate protection agreements which fixed the interest rate on forecasted offerings of unsecured debt which it designated as cash flow hedges. Two of the interest rate protection agreements each have a notional value of $72,900 and are effective from November 28, 2006 through November 28, 2016. The interest rate protection agreements fixed the LIBOR rate at 5.537%. The third and fourth interest rate protection agreements each have a notional value of $74,750, are effective from May 10, 2007 through May 10, 2012, and fixed the LIBOR rate at 5.420% (the ‘‘2006 Interest Rate Protection Agreements”). In September 2006, the 2006 Interest Rate Protection Agreements failed to qualify for hedge accounting, since the actual debt issuance date was not within the range of dates the Company disclosed in its hedge designation. The Company settled the 2006 Interest Rate Protection Agreements and paid the counterparties $2,942. This amount is recognized in the mark-to-market/gain (loss) on settlement of interest rate protection agreements caption on the consolidated statements of operations.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In conjunction with certain issuances of senior unsecured debt, the Company, through the Operating Partnership, entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt. In the next 12 months, the Company will amortize approximately $1,130 into net income, which will decrease interest expense.

5.	Stockholders’ Equity

On November 8, 2005 and November 18, 2005, the Company issued 600 and 150 Shares, respectively, of $.01 par value, Series I Flexible Cumulative Redeemable Preferred Stock, (the “Series I Preferred Stock”), in a private placement at an initial offering price of $250,000 per share for an aggregate initial offering price of $187,500. The Company redeemed the Series I Preferred Stock on January 13, 2006 for $242,875.00 per share, and paid a prorated first quarter dividend of $470.667 per share, totaling approximately $353. In accordance with EITF D-42, due to the redemption of the Series I Preferred Stock, the difference between the redemption cost and the carrying value of the Series I Preferred Stock of approximately $672 is reflected as a deduction from net income to arrive at net income available to common stockholders in determining earnings per share for the nine months ended September 30, 2006.

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

On August 21, 2006, the Company issued 2,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company’s 7.25%, $.01 par value, Series K Flexible Cumulative Redeemable Preferred Stock (the “Series K Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. Dividends on the Series K Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series K Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series C Preferred Stock, Series F Preferred Stock, Series G Preferred Stock and Series J Preferred Stock. The Series K Preferred Stock is not redeemable prior to August 15, 2011. On or after August 15, 2011, the Series K Preferred Stock is redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series K Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividend/Distributions:

The following table summarizes dividends/distributions accrued during the nine months ended September 30, 2006.

	Nine Months Ended
	September 30,
	2006
	Dividend/	Total
	Distribution	Dividend/
	per Share/Unit	Distribution

Common Stock/Operating Partnership Units	$2.10	$108,106
Series C Preferred Stock	$161.73	$3,234
Series F Preferred Stock	$4,677.00	$2,339
Series G Preferred Stock	$5,427.00	$1,357
Series I Preferred Stock	$470.67	$353
Series J Preferred Stock	$12,989.58	$7,794
Series K Preferred Stock	$2,064.30	$413

Non-Qualified Employee Stock Options:

During the nine months ended September 30, 2006, certain employees of the Company exercised 62,467 non-qualified employee stock options. Net proceeds to the Company were approximately $1,822.

Restricted Stock:

During the nine months ended September 30, 2006, the Company awarded 303,142 shares of restricted common stock to certain employees and 14,529 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $12,075 on the date of grant. The restricted common stock generally vests over periods from one to three years. Compensation expense will be charged to earnings over the respective vesting period for the shares expected to vest.

Units:

During the nine months ended September 30, 2006, the Operating Partnership issued 31,473 Units having an aggregate market value of approximately $1,288 in exchange for property.

6.	Acquisition of Real Estate

During the nine months ended September 30, 2006, the Company acquired 76 industrial properties comprising approximately 7.7 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $463,029, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

7.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

During the nine months ended September 30, 2006, the Company sold 93 industrial properties comprising approximately 14.3 million square feet of GLA and several land parcels, totaling gross proceeds of $759,941. The gain on sale of real estate, net of income taxes was approximately $134,244. The 93 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate, net of income taxes for the 93 sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate, net of

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income taxes for the several land parcels that do not meet the criteria established by FAS 144 are included in continuing operations.

At September 30, 2006, the Company had six industrial properties comprising approximately 1.1 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the six industrial properties held for sale at September 30, 2006 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

Income from discontinued operations for the nine months ended September 30, 2006 reflects the results of operations and gain on sale of real estate, net of income taxes of 93 industrial properties that were sold during the nine months ended September 30, 2006 as well as the results of operations of six industrial properties held for sale at September 30, 2006.

Income from discontinued operations for the nine months ended September 30, 2005 reflects the results of operations of 93 industrial properties that were sold during the nine months ended September 30, 2006, 86 industrial properties that were sold during the year ended December 31, 2005 and six industrial properties identified as held for sale at September 30, 2006.

The following table discloses certain information regarding the industrial properties included in discontinued operations by the Company for the three and nine months ended September 30, 2006 and September 30, 2005.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Total Revenues	$4,052	$12,975	$18,150	$41,906
Operating Expenses	(897)	(4,131)	(5,367)	(14,385)
Interest Expense	—	(29)	—	(373)
Depreciation and Amortization	(1,070)	(4,120)	(6,289)	(13,114)
Provision for Income Taxes Allocable to Operations	(716)	(1,014)	(1,958)	(2,721)
Gain on Sale of Real Estate	65,368	38,552	171,390	85,734
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(19,427)	(5,943)	(41,340)	(11,349)

Income from Discontinued Operations Before Minority Interest	$47,310	$36,290	$134,586	$85,698

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005

Interest paid, net of capitalized interest	$80,693	$69,625

Interest capitalized	$4,225	$2,363

Supplemental schedule of non-cash investing and financing activities:
Distribution payable on common stock/Units	$36,053	$34,592

Distribution payable on preferred stock	$6,674	$—

Exchange of units for common shares:
Minority interest	$(2,041)	$(1,951)
Common Stock	1	1
Additional paid-in-capital	2,040	1,950

	$—	$—

In conjunction with the property and land acquisitions, the following assets and liabilities were assumed and units issued:
Accounts payable and accrued expenses	$(1,795)	$(4,218)

Issuance of Operating Partnership Units	$(1,288)	$(8,875)

Mortgage Debt	$(7,765)	$(11,545)

Property acquisition and write-off of a mortgage loan receivable	$—	$3,870

Write-off of retired assets	$20,977	$25,840

In conjunction with certain property sales, the Company provided seller financing and assigned a mortgage note payable:
Notes Receivable	$11,200	$51,158

Mortgage Note Payable	$—	$13,242

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings Per Share (“EPS”)

The computation of basic and diluted EPS is presented below:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Numerator:
Loss from Continuing Operations	$(13,124)	$(9,446)	$(35,958)	$(27,912)
Gain on Sale of Real Estate, Net of Minority Interest and Income Taxes	1,330	1,444	3,646	15,114
Less: Preferred Stock Dividends	(5,442)	(2,310)	(15,490)	(6,930)
Less: Redemption of Preferred Stock	—	—	(672)	—

Loss from Continuing Operations Available to Common Stockholders, Net of Minority Interest — For Basic and Diluted EPS	(17,236)	(10,312)	(48,474)	(19,728)
Discontinued Operations, Net of Minority Interest and Income Taxes	41,165	31,496	117,009	74,437

Net Income Available to Common Stockholders — For Basic and Diluted EPS	$23,929	$21,184	$68,535	$54,709

Denominator:
Weighted Average Shares — Basic	44,031,936	42,468,264	43,975,588	42,304,870
Effect of Dilutive Securities:
Employee and Director Common Stock Options	—	—	—	—
Employee and Director Shares of Restricted Stock	—	—	—	—

Weighted Average Shares — Diluted	44,031,936	42,468,264	43,975,588	42,304,870

Basic EPS:
Loss from Continuing Operations Available to Common Stockholders, Net of Minority Interest	$(0.39)	$(0.24)	$(1.10)	$(0.47)

Discontinued Operations, Net of Minority Interest and Income Taxes	$0.93	$0.74	$2.66	$1.76

Net Income Available to Common Stockholders	$0.54	$0.50	$1.56	$1.29

Diluted EPS:
Loss from Continuing Operations Available to Common Stockholders, Net of Minority Interest	$(0.39)	$(0.24)	$(1.10)	$(0.47)

Discontinued Operations, Net of Minority Interest and Income Taxes	$0.93	$0.74	$2.66	$1.76

Net Income Available to Common Stockholders	$0.54	$0.50	$1.56	$1.29

Weighted average shares — diluted are the same as weighted average shares — basic for the three and nine months ended September 30, 2006 and September 30, 2005 as the dilutive effect of stock options and restricted

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock was excluded because its inclusion would have been anti-dilutive to the loss from continuing operations available to common stockholders, net of minority interest. If the Company had income from continuing operations available to common stockholders, net of minority interest, the dilution related to stock options and restricted stock that would be added to the denominator of weighted average shares-basic would have been 201,046 and 205,354 for the three months ended September 30, 2006 and 2005, respectively, and 183,800 and 241,076, for the nine months ended September 30, 2006 and 2005, respectively. Additionally, unvested restricted stock shares aggregating 109,788 and 117,991, for the three and nine months ended September 30, 2006, respectively, and 109,282 for the three and nine months ended September 30, 2005 are excluded from the denominator because such shares are anti-dilutive for the periods presented.

10.	Stock Based Compensation

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

The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock awards, (iv) performance share awards and (v) dividend equivalent rights. The exercise price of the stock options is determined by the Compensation Committee. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Company. As of September 30, 2006, stock options and restricted stock covering 1.2 million shares were outstanding and 2.3 million shares were available under the Stock Incentive Plans. At September 30, 2006 all outstanding stock options are vested.

Stock option transactions for the nine months ended September 30, 2006 are summarized as follows:

		Weighted
		Average	Exercise	Aggregate
		Exercise	Price	Intrinsic
	Shares	Price	per Share	Value

Outstanding at December 31, 2005	546,723	$31.27	$22.75-$33.15
Exercised	(62,467)	$29.94	$22.75-$33.15	$728
Expired or Terminated	(38,967)	$30.88	$27.25-$33.13

Outstanding at September 30, 2006	445,289	$31.49	$25.13-$33.15	$5,571

The following table summarizes currently outstanding and exercisable options as of September 30, 2006:

	Number	Weighted	Weighted
	Outstanding	Average	Average
	and	Remaining	Exercise
Range of Exercise Price	Exercisable	Contractual Years	Price

$25.13-$30.00	59,370	3.37	$28.46
$30.38-$33.15	385,919	3.98	$31.95

The Company has granted restricted stock awards to officers, certain other employees, and non-employee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to three-year vesting period and generally based on time and service, of which 779,721 shares were outstanding at September 30, 2006.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock transactions for the nine months ended September 30, 2006 are summarized as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2005	700,023	$34.23
Issued	317,671	$38.01
Vested	(215,865)	$36.55
Forfeited	(22,108)	$34.22

Outstanding at September 30, 2006	779,721	$35.48

11.	Commitments and Contingencies

In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.

The Company has committed to the construction of certain industrial properties totaling approximately 2.1 million square feet of GLA. The estimated total construction costs are approximately $99,881. Of this amount, approximately $68,855 remains to be funded. There can be no assurance the actual completion cost will not exceed the estimated completion cost stated above.

At September 30, 2006, the Company had 13 letters of credit outstanding in the aggregate amount of $5,431. These letters of credit expire between March 31, 2007 and September 30, 2008.

12.	Subsequent Events

From October 1, 2006 to October 27, 2006, the Company acquired ten industrial properties and several land parcels for a purchase price of approximately $100,720, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold three industrial properties for approximately $42,150 of gross proceeds.

On October 2, 2006, the Company paid third quarter 2006 dividends of $53.91 per share ($0.5391 per Depositary Share) on its Series C Preferred Stock totaling, in the aggregate, approximately $1,078; a prorata dividend of $3,118.00 per share ($31.1800 per Depositary Share) on its Series F Preferred Stock totaling, in the aggregate, approximately $1,559; a prorata dividend of $3,618.00 per share ($36.1800 per Depositary Share) on its Series G Preferred Stock totaling, in the aggregate, approximately $905; a dividend of $4,531.30 per share ($0.4531 per Depositary Share) on its Series J Preferred Stock totaling, in the aggregate, approximately $2,719; and a prorata dividend of $2,064.30 per share ($0.2064 per Depositary Share) on its Series K Preferred Stock totaling, in the aggregate, approximately $413.

On October 3, 2006, the initial purchasers of the 2011 Exchangeable Notes exercised their Over-Allotment Option with respect to $25,000 in principal amount of the 2011 Exchangeable Notes. Together with the 2011 Exchangeable Notes, the aggregate principal amount issued and outstanding is $200,000.

On October 10, 2006, the Company assumed mortgage loans in the amounts of $14,217 and $12,000 (the “Acquisition Mortgage Loan XXII” and the “Acquisition Mortgage Loan XXIII”). The Acquisition Mortgage Loans XXII and XXIII are collateralized by one property in Edwardsville, IL, bear interest at a fixed rate of 5.92% and 5.96% respectively, and provide for monthly principal and interest payments based on a 25 year amortization schedule. The Acquisition Mortgage Loans XXII and XXIII mature on January 1, 2014.

On October 17, 2006, the Company and the Operating Partnership paid a third quarter 2006 dividend/distribution of $0.70 per common share/Unit, totaling approximately $36,053.

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

GENERAL

The Company was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code (the “Code”). The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner with an approximate 87.0% ownership interest at September 30, 2006. Minority interest in the Company at September 30, 2006 represents the approximate 13.0% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

As of September 30, 2006, the Company owned 946 industrial properties (inclusive of developments in process) located in 27 states and one province in Canada, containing an aggregate of approximately 76.5 million square feet of gross leasable area (“GLA”). Of the 946 industrial properties owned by the Company, 754 are held by the Operating Partnership and limited liability companies of which the Operating Partnership is the sole member, 101 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners and 91 are held by an entity wholly-owned by the Operating Partnership.

On March 21, 2006, the Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, entered into a co-investment arrangement with an institutional investor to invest in industrial properties (the “March 2006 Co-Investment Program”). The Company, through separate wholly-owned limited liability companies of which the Operating Partnership is the sole member, owns a 15 percent equity interest in and provides property management, leasing, disposition and portfolio management services to the March 2006 Co-Investment Program.

On July 21, 2006, the Company, through a wholly-owned limited liability company in which a wholly-owned company of the Operating Partnership is the sole member, entered into a joint venture arrangement with an institutional investor to invest in land and vertical development (the “July 2006 Joint Venture”). The Company, through a wholly-owned limited liability company in which a wholly-owned company of the Operating Partnership is the sole member, owns a ten percent equity interest in and provides property management, leasing, development, disposition and portfolio management services to the July 2006 Joint Venture.

The Company, through separate, wholly-owned limited liability companies of which the Operating Partnership or First Industrial Investment, Inc. is the sole member, also owns minority equity interests in, and provides various services to, four other joint ventures which invest in industrial properties (the “September 1998 Joint Venture”, the “May 2003 Joint Venture”, the “March 2005 Joint Venture” and the “September 2005 Joint Venture”; together with the March 2006 Co-Investment Program and the July 2006 Joint Venture, the “Joint Ventures”). The operating data of the Joint Ventures is not consolidated with that of the Company as presented herein.

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

Currently, the Company utilizes a portion of the net sales proceeds from property sales, borrowings under its unsecured line of credit and proceeds from the issuance, when and as warranted, of additional debt and equity securities to finance acquisitions and developments and to fund its equity commitments to its joint ventures. Also, acquisitions and developments undertaken by the Company through its joint ventures are funded in substantial part by borrowings of the joint ventures and equity commitments of the Company’s joint venture partners. Access to external capital on favorable terms, whether directly or through joint ventures, plays a key role in the Company’s financial condition and results of operations, as it impacts the Company’s and its joint ventures’ cost of capital and their ability and cost to refinance existing indebtedness as it matures and the Company’s ability and cost to issue, when and as warranted, of additional equity securities, which, in turn, impacts the Company’s and its joint ventures ability to acquire and develop properties. The Company’s ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on the Company’s capital stock and debt, the market’s perception of the Company’s growth potential, the Company’s current and potential future earnings and cash distributions and the market price of the Company’s capital stock. If the Company and its joint ventures were unable to access external capital on favorable terms, the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s securities would be adversely affected.

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005

The Company’s net income available to common stockholders was $68.5 million and $54.7 million for the nine months ended September 30, 2006 and 2005, respectively. Basic and diluted net income available to common stockholders were $1.56 per share for the nine months ended September 30, 2006, and $1.29 per share for the nine months ended September 30, 2005.

The tables below summarize the Company’s revenues, property expenses and depreciation and other amortization by various categories for the nine months ended September 30, 2006 and September 30, 2005. Same store properties are in service properties owned prior to January 1, 2005. Acquired properties are properties that were acquired subsequent to December 31, 2004. Sold properties are properties that were sold subsequent to December 31, 2004. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after December 31, 2004 or acquisitions acquired prior to January 1, 2005 that were not placed in service as of December 31, 2004. These properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Other revenues are derived from the operations of the Company’s maintenance company, fees earned from the Company’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Company’s maintenance company and other miscellaneous regional expenses.

The Company’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Company’s future revenues and expenses may vary materially from historical rates.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$196,641	$197,609	$(968)	(0.5)%
Acquired Properties	62,024	8,344	53,680	643.3%
Sold Properties	16,845	52,544	(35,699)	(67.9)%
Properties Not In Service	16,591	13,711	2,880	21.0%
Other	22,175	11,703	10,472	89.5%

	$314,276	$283,911	$30,365	10.7%
Discontinued Operations	(18,150)	(41,906)	23,756	(56.7)%

Total Revenues	$296,126	$242,005	$54,121	22.4%

At September 30, 2006 and September 30, 2005, the occupancy rates of the Company’s same store properties were 91.5% and 90.8%, respectively. Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $53.7 million due to the 237 industrial properties acquired subsequent to December 31, 2004 totaling approximately 27.8 million square feet of GLA. Revenues from sold properties decreased $35.7 million due to the 189 industrial properties sold subsequent to December 31, 2004 totaling approximately 27.0 million square feet of GLA and the revenues from the build to suit development for sale in 2005. Revenues from properties not in service increased by $2.9 million due to an increase in properties placed in service during 2006 and 2005. Other revenues increased by approximately $10.5 million due primarily to an increase in joint venture fees partially offset by a decrease in assignment fees.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005	$ Change	% Change
	($ in 000’s)

PROPERTY EXPENSES
Same Store Properties	$65,579	$64,872	$707	1.1%
Acquired Properties	15,825	2,511	13,314	530.2%
Sold Properties	5,062	24,031	(18,969)	(78.9)%
Properties Not In Service	7,179	6,683	496	7.4%
Other	11,661	7,578	4,083	53.9%

	$105,306	$105,675	$(369)	(0.3)%
Discontinued Operations	(5,367)	(14,385)	9,018	(62.7)%

Total Property Expenses	$99,939	$91,290	$8,649	9.5%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, other property related expenses and expenses from build to suit development for sale. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased by $13.3 million due to properties acquired subsequent to December 31, 2004. Property expenses from sold properties decreased by $19.0 million due to properties sold subsequent to December 31, 2004 and the expenses from the build to suit development for sale in 2005. Property expenses from properties not in service remained relatively unchanged. Other expense increased $4.1 million due primarily to increases in employee compensation and the bad debt reserve.

General and administrative expense increased by approximately $17.0 million, or 43.8%, due primarily to increases in employee compensation related to compensation for additional employees as well as an increase in incentive compensation.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005	$ Change	% Change
	($ in 000’s)

DEPRECIATION and OTHER AMORTIZATION
Same Store Properties	$63,848	$64,135	$(287)	(0.4)%
Acquired Properties	36,264	5,505	30,759	558.7%
Sold Properties	4,661	12,928	(8,267)	(63.9)%
Properties Not In Service and Other	11,533	7,518	4,015	53.4%
Corporate Furniture, Fixtures and Equipment	1,341	1,000	341	34.1%

	$117,647	$91,086	$26,561	29.2%
Discontinued Operations	(6,289)	(13,114)	6,825	(52.0)%

Total Depreciation and Other Amortization	$111,358	$77,972	$33,386	42.8%

Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased by $30.8 million due to properties acquired subsequent to December 31, 2004. Depreciation and other amortization from sold properties decreased by $8.3 million due to properties sold subsequent to December 31, 2004. Depreciation and other amortization for properties not in service and other increased by $4.0 million due primarily to accelerated depreciation on one property in Columbus, OH which was razed during the nine months ended September 30, 2006.

Interest income remained relatively unchanged.

Interest expense increased by approximately $11.7 million primarily due to an increase in the weighted average debt balance outstanding for the nine months ended September 30, 2006 ($1,880.3 million), as compared to the nine months ended September 30, 2005 ($1,642.0 million), as well as an increase in the weighted average interest rate for the nine months ended September 30, 2006 (6.71%), as compared to the nine months ended September 30, 2005 (6.62%) partially offset by an increase in capitalized interest for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, due to an increase in development activities.

Amortization of deferred financing costs increased by $0.3 million, or 17.1% due primarily to financing fees incurred associated with the amendment and restatement of the Company’s 2005 Unsecured Line of Credit I in August 2005 and the issuance of $200 million of senior unsecured debt (the “2016 Notes”) in January 2006.

In April 2006, the Company, through the Operating Partnership, entered into interest rate protection agreements which it designated as cash flow hedges. Each of the interest rate protection agreements had a notional value of $74.8 million, were effective from May 10, 2007 through May 10, 2012, and fixed the LIBOR rate at 5.42%. In September 2006, the interest rate protection agreements failed to qualify for hedge accounting since the actual debt issuance date was not within the range of dates the Company disclosed in its hedge designation. The Company, through the Operating Partnership, settled the interest rate protection agreements and paid the counterparties $2.9 million. In October 2005, the Company, through an entity wholly-owned by the Operating Partnership, entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Company was constructing. This interest rate protection agreement didn’t qualify for hedge accounting. The Company recognized a loss of $0.2 million related to this interest rate protection agreement for the nine months ended September 30, 2006. Both transactions are recognized in the mark-to-market/(loss) gain on settlement of interest rate protection agreements caption on the consolidated statement of operations.

The Company recognized $0.7 million gain for the nine months ended September 30, 2005, relating to the mark-to-market of an interest rate protection agreement that was entered into in January 2005 in order to hedge the change in value of a build to suit development project as well as a deferred gain that was reclassed out of Other Comprehensive Income relating to a settled interest rate protection agreement that did not qualify for hedge accounting treatment.

Equity in income of joint ventures increased by $8.3 million primarily due to the Company’s economic share of the gains and earn outs on property sales from the March 2005 Joint Venture and the September 2005 Joint Venture during the nine months ended September 30, 2006.

Income tax benefit increased by $1.8 million due primarily to an increase in general and administrative expense and interest expense associated with additional investment activity, partially offset by an increase in joint venture fees and net income earned from its joint ventures during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 within the Company’s taxable REIT subsidiary.

The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Company for the nine months ended September 30, 2006 and September 30, 2005.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
	($ in 000’s)

Total Revenues	$18,150	$41,906
Operating Expenses	(5,367)	(14,385)
Interest Expense	—	(373)
Depreciation and Amortization	(6,289)	(13,114)
Provision for Income Taxes Allocable to Operations	(1,958)	(2,721)
Gain on Sale of Real Estate	171,390	85,734
Provision for Income Taxes Allocable to Gain on Sale	(41,340)	(11,349)

Income from Discontinued Operations Before Minority Interest	$134,586	$85,698

Income from discontinued operations (net of income taxes) for the nine months ended September 30, 2006 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 93 industrial properties that were sold during the nine months ended September 30, 2006 and the results of operations from six properties that were identified as held for sale at September 30, 2006.

Income from discontinued operations (net of income taxes) for the nine months ended September 30, 2005 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 93 industrial properties that were sold during the nine months ended September 30, 2006, 86 industrial properties that were sold during the year ended December 31, 2005 and six industrial properties identified as held for sale at September 30, 2006.

The $4.2 million gain on sale of real estate, net of income taxes for the nine months ended September 30, 2006 resulted from the sale of several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $17.4 million gain on sale of real estate, net of income taxes for the nine months ended September 30, 2005 resulted from the sale of ten industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005

The Company’s net income available to common stockholders was $23.9 million and $21.2 million for the three months ended September 30, 2006 and 2005, respectively. Basic and diluted net income available to common stockholders were $0.54 per share for the three months ended September 30, 2006, and $0.50 per share for the three months ended September 30, 2005.

The tables below summarize the Company’s revenues, property expenses and depreciation and other amortization by various categories for the three months ended September 30, 2006 and September 30, 2005. Same store properties are in service properties owned prior to July 1, 2005. Acquired properties are properties that were acquired subsequent to June 30, 2005. Sold properties are properties that were sold subsequent to June 30, 2005. Properties that are not in service are properties that are under construction that have not reached stabilized occupancy or were placed in service after June 30, 2005 or acquisitions acquired prior to July 1, 2005 that were not placed in service as of June 30, 2005. These properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Other revenues are derived from the operations of the Company’s maintenance company, fees earned from the Company’s joint ventures, fees earned for developing properties for third parties and other miscellaneous revenues. Other expenses are derived from the operations of the Company’s maintenance company and other miscellaneous regional expenses.

The Company’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Company’s future revenues and expenses may vary materially from historical rates.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$72,218	$71,352	$866	1.2%
Acquired Properties	21,203	1,722	19,481	1,131.3%
Sold Properties	2,824	23,405	(20,581)	(87.9)%
Properties Not In Service	3,871	3,345	526	15.7%
Other	7,036	4,478	2,558	57.1%

	$107,152	$104,302	$2,850	2.7%
Discontinued Operations	(4,052)	(12,975)	8,923	(68.8)%

Total Revenues	$103,100	$91,327	$11,773	12.9%

At September 30, 2006 and September 30, 2005, the occupancy rates of the Company’s same store properties were 91.9% and 91.1%, respectively. Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $19.5 million due to the 187 industrial properties acquired subsequent to June 30, 2005 totaling approximately 20.7 million square feet of GLA. Revenues from sold properties decreased $20.6 million due to the 149 industrial properties sold subsequent to June 30, 2005 totaling approximately 21.7 million square feet of GLA and the revenues from the build to suit development for sale in 2005. Revenues from properties not in service increased by $0.5 million due to an increase in properties placed in service during 2006 and 2005. Other revenues increased by approximately $2.6 million due primarily to an increase in joint venture fees partially offset by a decrease in assignment fees.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005	$ Change	% Change
	($ in 000’s)

PROPERTY EXPENSES
Same Store Properties	$22,979	$22,525	$454	2.0%
Acquired Properties	5,639	598	5,041	843.0%
Sold Properties	670	14,283	(13,613)	(95.3)%
Properties Not In Service	1,599	1,793	(194)	(10.8)%
Other	4,093	3,590	503	14.0%

	$34,980	$42,789	$(7,809)	(18.3)%
Discontinued Operations	(897)	(4,131)	3,234	(78.3)%

Total Property Expenses	$34,083	$38,658	$(4,575)	(11.8)%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased by $5.0 million due to properties acquired subsequent to June 30, 2005. Property expenses from sold properties decreased by $13.6 million due to properties sold subsequent to June 30, 2005 and the expenses from the build to suit development for sale in 2005. Property expenses from properties not in service remained relatively unchanged. Other expense increased $0.5 million due primarily to increases in employee compensation.

General and administrative expense increased by approximately $4.7 million, or 30.3%, due primarily to increases in employee compensation related to compensation for additional employees as well as an increase in incentive compensation.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005	$ Change	% Change
	($ in 000’s)

DEPRECIATION and OTHER AMORTIZATION
Same Store Properties	$23,656	$25,361	$(1,705)	(6.7)%
Acquired Properties	12,366	1,701	10,665	627.0%
Sold Properties	559	3,774	(3,215)	(85.2)%
Properties Not In Service and Other	2,348	2,241	107	4.8%
Corporate Furniture, Fixtures and Equipment	477	343	134	39.1%

	$39,406	$33,420	$5,986	17.9%
Discontinued Operations	(1,070)	(4,120)	3,050	(74.0)%

Total Depreciation and Other Amortization	$38,336	$29,300	$9,036	30.8%

Depreciation and other amortization for same store properties decreased by $1.7 million due primarily to an acceleration of amortization on intangible lease assets for tenants who did not renew their lease for the three months ended September 30, 2005. Depreciation and other amortization from acquired properties increased by $10.7 million due to properties acquired subsequent to June 30, 2005. Depreciation and other amortization from sold properties decreased by $3.2 million due to properties sold subsequent to June 30, 2005. Depreciation and other amortization for properties not in service and other remained relatively unchanged.

Interest income remained relatively unchanged.

Interest expense increased by approximately $4.2 million primarily due to an increase in the weighted average debt balance outstanding for the three months ended September 30, 2006 ($1,924.3 million), as compared to the three months ended September 30, 2005 ($1,712.7 million), as well as an increase in the weighted average interest rate for the three months ended September 30, 2006 (6.74%), as compared to the three months ended September 30, 2005 (6.56%), partially offset by an increase in capitalized interest for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, due to an increase in development activities.

Amortization of deferred financing costs increased by $0.1 million due primarily to financing fees incurred associated with the amendment and restatement of the Company’s 2005 Unsecured Line of Credit I in August 2005 and the issuance of the 2016 Notes in January 2006.

In April 2006, the Company, through the Operating Partnership, entered into interest rate protection agreements which it designated as cash flow hedges. Each of the interest rate protection agreements had a notional value of $74.8 million, were effective from May 10, 2007 through May 10, 2012, and fixed the LIBOR rate at 5.42%. In September 2006, the interest rate protection agreements failed to qualify for hedge accounting. The Company, through the Operating Partnership, settled the interest rate protection agreements and paid the counterparties $2.9 million which is recognized in the mark-to-market/(loss) gain on settlement of interest rate protection agreements caption on the consolidated statement of operations.

The Company recognized $1.2 million of a gain for the three months ended September 30, 2005, relating to the mark-to-market of an interest rate protection agreement that was entered into in January 2005 in order to hedge the change in value of a build to suit development project as well as a deferred gain that was reclassed out of Other Comprehensive Income relating to a settled interest rate protection agreement that did not qualify for hedge accounting treatment.

Equity in income of joint ventures increased by $0.8 million primarily due to the Company’s economic share of the gains and earn outs on property sales from the March 2005 Joint Venture and the September 2005 Joint Venture during the three months ended September 30, 2006.

Income tax benefit remained relatively unchanged.

The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Company for the three months ended September 30, 2006 and September 30, 2005.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
	($ in 000’s)

Total Revenues	$4,052	$12,975
Operating Expenses	(897)	(4,131)
Interest Expense	—	(29)
Depreciation and Amortization	(1,070)	(4,120)
Provision for Income Taxes Allocable to Operations	(716)	(1,014)
Gain on Sale of Real Estate	65,368	38,552
Provision for Income Taxes Allocable to Gain on Sale	(19,427)	(5,943)

Income from Discontinued Operations Before Minority Interest	$47,310	$36,290

Income from discontinued operations, net of income taxes, for the three months ended September 30, 2006 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 28 industrial properties that were sold during the three months ended September 30, 2006 and the results of operations from six properties that were identified as held for sale at September 30, 2006.

Income from discontinued operations, net of income taxes, for the three months ended September 30, 2005 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 28 industrial properties that were sold during the three months ended September 30, 2006, 86 industrial properties that were sold during the year ended December 31, 2005 and six industrial properties identified as held for sale at September 30, 2006.

The $1.5 million gain on sale of real estate, net of income taxes for the three months ended September 30, 2006 resulted from the sale of several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $1.7 million gain on sale of real estate, net of income taxes for the three months ended September 30, 2005 resulted from the sale of one industrial property and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, the Company’s cash and restricted cash was approximately $9.7 million and $21.9 million, respectively. Restricted cash is primarily comprised of gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Company exchanges industrial properties under Section 1031 of the Internal Revenue Code.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company’s 7.0% Notes, in the aggregate principal amount of $150 million, are due on December 1, 2006 (the “2006 Notes”) and the Company’s 7.6% Notes, in the aggregate of $150 million, are due on May 15, 2007 (the “2007 Notes”). The Company expects to satisfy the payment obligations on the 2006 Notes with borrowings on its unsecured line of credit and the 2007 Notes with the issuance of additional debt. With the exception of the 2006 Notes and the 2007 Notes, the Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company’s REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be met with cash flows provided by operating and investment activities.

The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional equity securities. As of September 30, 2006 and October 27, 2006, $215.4 million of common stock, preferred stock and depositary shares and $300.0 million of debt securities were registered and unissued under the Securities Act of 1933, as amended. The Company also may finance the development or acquisition of additional properties through borrowings under the 2005 Unsecured Line of Credit I. At September 30, 2006, borrowings under the 2005 Unsecured Line of Credit I bore interest at a weighted average interest rate of 6.038%. The 2005 Unsecured Line of Credit I bears interest at a floating rate of LIBOR plus .625%, or the Prime Rate, at the Company’s election. As of October 27, 2006 the Company had approximately $399.6 million available for additional borrowings under the 2005 Unsecured Line of Credit I.

Nine Months Ended September 30, 2006

Net cash provided by operating activities of approximately $49.8 million for the nine months ended September 30, 2006 was comprised primarily of net income before minority interest of approximately $95.0 million, the net change in operating assets and liabilities of approximately $17.5 million and net distributions from joint ventures of $0.8 million, offset by adjustments for non-cash items of approximately $63.5 million. The adjustments for non-cash items of approximately $63.5 million are primarily comprised of the gain on sale of real estate of approximately $177.8 million and the effect of the straight-lining of rental income of approximately $7.9 million, offset by depreciation and amortization of approximately $120.3 million and the provision for bad debt of $1.9 million.

Net cash provided by investing activities of approximately $102.8 million for the nine months ended September 30, 2006 was comprised primarily by the net proceeds from the sale of real estate, the repayment of mortgage loans receivable, decrease in restricted cash that is held by an intermediary for Section 1031 exchange purposes, and distributions from the Company’s industrial real estate joint ventures, partially offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, contributions to, and investments in, the Company’s industrial real estate joint ventures.

During the nine months ended September 30, 2006, the Company acquired 76 industrial properties comprising approximately 7.7 million square feet of GLA and several land parcels. The purchase price for these acquisitions totaled approximately $463.0 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

The Company, through a wholly-owned limited liability company in which the Operating Partnership or an entity wholly-owned by the Operating Partnership is the sole member, invested approximately $24.4 million and received distributions of approximately $23.7 million from the Company’s real estate joint ventures. As of September 30, 2006, the Company’s industrial real estate joint ventures owned 277 industrial properties comprising approximately 26.8 million square feet of GLA.

During the nine months ended September 30, 2006, the Company sold 93 industrial properties comprising approximately 14.3 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 93 industrial properties and several land parcels were approximately $759.9 million.

Net cash used in financing activities of approximately $151.1 million for the nine months ended September 30, 2006 was derived primarily by the redemption of preferred stock, common and preferred stock dividends and unit distributions, net repayments under the Company’s Unsecured Lines of Credit, the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock and repayments on mortgage loans payable, partially offset by the net proceeds from the issuance of senior unsecured debt and preferred stock and the net proceeds from the exercise of stock options.

On November 8, 2005 and November 18, 2005, the Company issued 600 and 150 Shares, respectively, of $.01 par value, Series I Flexible Cumulative Redeemable Preferred Stock, (the “Series I Preferred Stock”), in a

private placement at an initial offering price of $250,000 per share for an aggregate initial offering price of $187.5 million. Net of offering costs, the Company received net proceeds of $181.5 million from the issuance of Series I Preferred Stock. The Company redeemed the Series I Preferred Stock on January 13, 2006 for $242,875.00 per share, and paid a prorated first quarter dividend of $470.667 per share, totaling approximately $.4 million. In accordance with EITF D-42, due to the redemption of the Series I Preferred Stock, the difference between the redemption cost and the carrying value of the Series I Preferred Stock of approximately $.7 million is reflected as a deduction from net income to arrive at net income available to common stockholders in determining earnings per share for the nine months ended September 30, 2006.

During the nine months ended September 30, 2006, the Company awarded 303,142 shares of restricted common stock to certain employees and 14,529 shares of restricted common stock to certain Directors. These shares of restricted common stock had a fair value of approximately $12.1 million on the date of grant. The restricted common stock vests over periods from one to ten years. Compensation expense will be charged to earnings over the respective vesting periods for those shares that are expected to vest.

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

On August 21, 2006, the Company issued 2,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company’s 7.25%, $.01 par value, Series K Flexible Cumulative Redeemable Preferred Stock (the “Series K Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. Net of offering costs, the Company received net proceeds of $47.9 million from the issuance of Series K Preferred Stock.

On September 25, 2006, the Company, through the Operating Partnership issued $175 million of Senior unsecured debt which bears interest at 4.625% (the “Exchangeable Notes”). Under certain circumstances, the holders of the Exchangeable Notes may exchange their notes for cash up to their principal amount and shares of the Company’s common stock for the remainder of the exchange value in excess of the principal amount. In connection with the offering of the Exchangeable Notes, the Operating Partnership entered into capped call transactions in order to increase the effective exchange price. The aggregate cost of the capped call transactions was approximately $5.8 million.

During the nine months ended September 30, 2006, certain employees of the Company exercised 62,467 non-qualified employee stock options. Net proceeds to the Company were approximately $1.8 million.

Market Risk

The following discussion about the Company’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the derivative instruments which are held by the Company at September 30, 2006 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At September 30, 2006, approximately $1,726.9 million (approximately 96.4% of total debt at September 30, 2006) of the Company’s debt was fixed rate debt and approximately $64.0 million (approximately 3.6% of total debt at September 30, 2006) was variable rate debt.

In April 2006, the Company, through the Operating Partnership, entered into $295.3 million of cash flow hedges through forward-starting interest rate swaps to hedge interest rates on forecasted debt offerings. In September 2006, the $149.5 million of the original interest rate protection failed to qualify for hedge accounting. In September 2006, the Company settled these interest rate protection agreements and paid the counterparties $2.9 million. This amount is recognized in the mark-to-market/gain (loss) on settlement of interest rate protection agreements caption in the consolidated statements of operations. At September 30, 2006, the estimated fair value of the remaining $145.8 million in swaps was approximately $4.3 million in a liability position as the effective rates of the swaps were higher than current interest rates at September 30, 2006. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1. “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Asset” which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 140), with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement was issued to simplify the accounting for servicing rights and reduce the volatility that results from the use of different measurements attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. The statement clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights at either fair value or under the amortization method previously required under FAS 140. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not expect that the implementation of this Statement will have a material effect on the Company’s consolidated financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which establishes a common definition of fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the implementation of this statement will have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. This statement also requires additional disclosures in the footnotes to the financial statements. This statement is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the implementation of this statement will have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” in order to address the observed diversity in quantification practices with respect to annual financial statements. This bulletin should be applied for the annual financial statements for the first fiscal year ending after November 15, 2006. the Company does not expect the application of this bulletin to have a material impact on the Company’s results of operations, cash flows and financial position.

Subsequent Events

From October 1, 2006 to October 27, 2006, the Company acquired ten industrial properties and several land parcels for a purchase price of approximately $100.7 million, excluding costs incurred in conjunction with the acquisition of these industrial properties. The Company also sold three industrial properties for approximately $42.2 million of gross proceeds.

On October 2, 2006, the Company paid third quarter 2006 dividends of $53.91 per share ($0.5391 per Depositary Share) on its Series C Preferred Stock totaling, in the aggregate, approximately $1.1 million; a prorata dividend of $3,118.00 per share ($31.1800 per Depositary Share) on its Series F Preferred Stock totaling, in the aggregate, approximately $1.6 million; a prorata dividend of $3,618.00 per share ($36.1800 per Depositary Share) on its Series G Preferred Stock totaling, in the aggregate, approximately $0.9 million; a dividend of $4,531.30 per share ($0.4531 per Depositary Share) on its Series J Preferred Stock totaling, in the aggregate, approximately $2.7 million; and a prorata dividend of $2,064.30 per share ($0.2064 per Depositary Share) on its Series K Preferred Stock totaling, in the aggregate, approximately $0.4 million.

On October 3, 2006, the initial purchasers of the 2011 Exchangeable Notes exercised their Over-Allotment Option with respect to $25 million principal amount of the 2011 Exchangeable Notes. Together with the 2011 Exchangeable Notes, the aggregate principal amount issued and outstanding is $200 million.

On October 10, 2006, the Company assumed mortgage loans in the amounts of $14.2 million and $12.0 million (the “Acquisition Mortgage Loan XXII” and the “Acquisition Mortgage Loan XXIII”). The Acquisition Mortgage Loans XXII and XXIII are collateralized by one property in Edwardsville, IL, bear interest at a fixed rate of 5.92% and 5.96% respectively, and provide for monthly principal and interest payments based on a 25 year amortization schedule. The Acquisition Mortgage Loans XXII and XXIII mature on January 1, 2014.

On October 17, 2006, the Company and the Operating Partnership paid a third quarter 2006 dividend/distribution of $0.70 per common share/Unit, totaling approximately $36.1 million.

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

The Company might fail to qualify or remain qualified as a REIT.

The Company intends to operate so as to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”). Although the Company believes that it is organized and will operate in a manner so as to qualify as a REIT, qualification as a REIT involves the satisfaction of numerous requirements, some of which must be met on a recurring basis. These requirements are established under highly technical and complex Code provisions of which there are only limited judicial or administrative interpretations and involve the determination of various factual matters and circumstances not entirely within the Company’s control.

The Company (through one of its subsidiary partnerships) entered into certain development agreements in 2000 through 2003, the performance of which has been completed. Under these agreements, the Company provided services to unrelated third parties and certain payments were made by the unrelated third parties for services provided by certain contractors hired by the Company. The Company believes that these payments were properly characterized by it as reimbursements for costs incurred by it on behalf of the third parties and do not constitute gross income and did not prevent the Company from satisfying the gross income requirements of the REIT provisions (the “gross income tests”). The Company has brought this matter to the attention of the Internal Revenue Service, or the IRS. The IRS has not challenged or expressed any interest in challenging the Company’s view on this matter.

Employees of the Operating Partnership, a subsidiary partnership of the Company (the “Service Employees”), have been providing certain acquisition and disposition services since 2004 and certain leasing and property management services since 1997 to one of the Company’s taxable REIT subsidiaries (the “TRS”), and have also been providing certain of these services (or similar services) to joint ventures in which First Industrial, L.P. owns a minority interest or to unrelated parties. In determining whether it satisfied the gross income tests for certain years, the Company has taken and intends to take the position that the costs of the Service Employees should be shared between First Industrial, L.P. and the TRS and that no fee income should be imputed to the Company as a result of such arrangement. However, because certain of these services (or similar services) have also been performed for the joint ventures or unrelated parties described above, there can be no assurance that the IRS will not successfully challenge this position. First Industrial, L.P. intends to take appropriate steps to address this issue going forward, but there can be no assurance that any such steps will adequately resolve this issue.

If the IRS were to challenge either of the positions described in the two preceding paragraphs and were successful, the Company could be found not to have satisfied the gross income tests in one or more of its taxable years. If the Company were found not to have satisfied the gross income tests, it could be subject to a penalty tax. However, such noncompliance should not adversely affect the Company’s status as a REIT as long as such noncompliance was due to reasonable cause and not to willful neglect, and certain other requirements are met. The Company believes that, in both situations, any such noncompliance was due to reasonable cause and not willful neglect and that such other requirements were met.

If the Company were to fail to qualify as a REIT in any taxable year, it would be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at corporate rates. This could result in a discontinuation or substantial reduction in dividends to stockholders and in cash to pay interest and principal on debt securities that the Company issues. Unless entitled to relief under certain statutory provisions, the Company also would be disqualified from electing treatment as a REIT for the four taxable years following the year during which it failed to qualify as a REIT.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

a) Exhibits:

Exhibit
Number	Description

1.1	Underwriting Agreement dated August 16, 2006 among the Company, the Operating Partnership, Wachovia Capital Markets, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as underwriters and as representatives of several other underwriters listed therein (incorporated by reference to Exhibit 1.1 of the Form 8-K of the Company filed August 22, 2006, File No. 1-13102)
4.1	Articles Supplementary dated August 17, 2006 relating to the Company’s Series K Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 1.6 of the Form 8-A of the Company, as filed on August 18, 2006, File No. 1-13102)
4.2	Indenture dated as of September 25, 2006 among the Operating Partnership, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K of the Operating Partnership dated September 25, 2006, File No. 333-21873)
4.3	Form of 4.625% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K of the Operating Partnership dated September 25, 2006, File No. 333-21873)

Exhibit
Number		Description

10	.1+	Summary of Managing Director 2006 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed August 7, 2006, File No. 1-13102)
10.2		Deposit Agreement dated as of August 21, 2006 by and among the Company, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A. and holders from time to time of Series K Depositary Receipts (incorporated by reference to Exhibit 1.7 of the Form 8-A of the Company, as filed on August 18, 2006, File No. 1-13102)
10.3		Eleventh Amended and Restated Partnership Agreement of First Industrial, L.P. dated August 21, 2006 (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed August 22, 2006, File No. 1-13102)
10.4		Registration Rights Agreement dated September 25, 2006 among the Company, the Operating Partnership and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K of the Operating Partnership dated September 25, 2006, File No. 333-21873)
31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

+	Indicates a compensatory plan or arrangement

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
Scott A. Musil
Chief Accounting Officer
(Principal Accounting Officer)

Date: November 9, 2006

EXHIBIT INDEX

Exhibit
Number		Description

1.1		Underwriting Agreement dated August 16, 2006 among the Company, the Operating Partnership, Wachovia Capital Markets, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as underwriters and as representatives of several other underwriters listed therein (incorporated by reference to Exhibit 1.1 of the Form 8-K of the Company filed August 22, 2006, File No. 1-13102)
4.1		Articles Supplementary dated August 17, 2006 relating to the Company’s Series K Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 1.6 of the Form 8-A of the Company, as filed on August 18, 2006, File No. 1-13102)
4.2		Indenture dated as of September 25, 2006 among the Operating Partnership, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K of the Operating Partnership dated September 25, 2006, File No. 333-21873)
4.3		Form of 4.625% Exchangeable Senior Note due 2011 (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K of the Operating Partnership dated September 25, 2006, File No. 333-21873)
10	.1+	Summary of Managing Director 2006 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed August 7, 2006, File No. 1-13102)
10.2		Deposit Agreement dated as of August 21, 2006 by and among the Company, Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A. and holders from time to time of Series K Depositary Receipts (incorporated by reference to Exhibit 1.7 of the Form 8-A of the Company, as filed on August 18, 2006, File No. 1-13102)
10.3		Eleventh Amended and Restated Partnership Agreement of First Industrial, L.P. dated August 21, 2006 (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed August 22, 2006, File No. 1-13102)
10.4		Registration Rights Agreement dated September 25, 2006 among the Company, the Operating Partnership and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K of the Operating Partnership dated September 25, 2006, File No. 333-21873)
31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

+	Indicates a compensatory plan or arrangement