Form 10-Q
period 2007-06-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 2007-08-09
CIK 921825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

(312) 344-4300
Registrant’s Telephone Number, Including Area Code:

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

Number of shares of Common Stock, $.01 par value, outstanding as of July 27, 2007: 45,423,701

FIRST INDUSTRIAL REALTY TRUST, INC.

Form 10-Q

For the Period Ended June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands, except share and per share data)

ASSETS
Assets:
Investment in Real Estate:
Land	$636,104	$558,425
Buildings and Improvements	2,626,706	2,626,284
Construction in Progress	71,606	35,019
Less: Accumulated Depreciation	(498,460)	(465,418)

Net Investment in Real Estate	2,835,956	2,754,310

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $3,716 and $9,688 at June 30, 2007 and December 31, 2006, respectively	65,927	115,961
Cash and Cash Equivalents	4,149	16,135
Restricted Cash	44,766	15,970
Tenant Accounts Receivable, Net	10,974	8,014
Investments in Joint Ventures	63,396	55,527
Deferred Rent Receivable, Net	31,271	28,839
Deferred Financing Costs, Net	15,544	15,210
Deferred Leasing Intangibles, Net	91,338	86,265
Prepaid Expenses and Other Assets, Net	151,343	128,168

Total Assets	$3,314,664	$3,224,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage Loans Payable, Net	$82,590	$77,926
Senior Unsecured Debt, Net	1,550,139	1,549,732
Unsecured Line of Credit	347,000	207,000
Accounts Payable, Accrued Expenses and Other Liabilities, Net	114,204	119,027
Deferred Leasing Intangibles, Net	21,762	19,486
Rents Received in Advance and Security Deposits	31,372	30,844
Leasing Intangibles Held For Sale, Net of Accumulated Amortization of $215 and $183 at June 30, 2007 and December 31, 2006, respectively	1,296	2,310
Dividends Payable	41,710	42,548

Total Liabilities	2,190,073	2,048,873

Commitments and Contingencies	—	—
Minority Interest	150,253	152,547
Stockholders’ Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized, 500, 250, 600 and 200 shares of Series F, G, J and K Cumulative Preferred Stock, respectively, issued and outstanding at June 30, 2007, having a liquidation preference of $100,000 per share ($50,000), $100,000 per share $(25,000), $250,000 per share ($150,000) and $250,000 per share ($50,000), respectively. At December 31, 2006, 10,000,000 shares authorized, 20,000, 500, 250, 600 and 200 shares of Series C, F, G, J and K Cumulative Preferred Stock, respectively, issued and outstanding, having a liquidation preference of $2,500 per share ($50,000), $100,000 per share $(50,000), $100,000 per share ($25,000), $250,000 per share $(150,000) and $250,000 per share ($50,000), respectively)
	—	—
Common Stock ($.01 par value, 100,000,000 shares authorized, 47,938,046 and 47,537,030 shares issued and 45,411,646 and 45,010,630 shares outstanding at June 30, 2007 and December 31, 2006, respectively)	479	475
Additional Paid-in-Capital	1,346,411	1,388,311
Distributions in Excess of Accumulated Earnings	(291,140)	(284,955)
Accumulated Other Comprehensive Loss	(10,824)	(10,264)
Treasury Shares at Cost (2,526,400 shares at June 30, 2007 and December 31, 2006)	(70,588)	(70,588)

Total Stockholders’ Equity	974,338	1,022,979

Total Liabilities and Stockholders’ Equity	$3,314,664	$3,224,399

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
		(Unaudited)
	(Dollars in thousands, except share and per share data)

Revenues:
Rental Income	$76,214	$62,961	$150,070	$123,589
Tenant Recoveries and Other Income	31,221	27,103	64,410	51,960
Revenues from Build to Suit Development for Sale	3,233	—	6,440	733
Contractor Revenues	4,368	—	9,408	—

Total Revenues	115,036	90,064	230,328	176,282

Expenses:
Property Expenses	34,873	29,171	68,451	59,715
General and Administrative	22,380	18,236	45,171	35,872
Depreciation and Other Amortization	40,440	34,813	78,868	66,571
Expenses from Build to Suit Development for Sale	2,930	—	6,131	666
Contractor Expenses	4,123	—	8,959	—

Total Expenses	104,746	82,220	207,580	162,824

Other Income/Expense:
Interest Income	225	260	485	899
Interest Expense	(29,667)	(29,744)	(59,568)	(59,232)
Amortization of Deferred Financing Costs	(824)	(603)	(1,644)	(1,223)
Mark-to-Market/Loss on Settlement of Interest Rate Protection Agreement	—	—	—	(170)
Loss From Early Retirement of Debt	(108)	—	(254)	—

Total Other Income/Expense	(30,374)	(30,087)	(60,981)	(59,726)

Loss from Continuing Operations Before Equity in Income of Joint Ventures, Income Tax (Provision) Benefit and Income Allocated to Minority Interest	(20,084)	(22,243)	(38,233)	(46,268)
Equity in Income of Joint Ventures	11,626	7,307	17,257	7,273
Income Tax (Provision) Benefit	(118)	983	1,607	6,951
Minority Interest Allocable to Continuing Operations	2,039	2,373	4,182	5,489

Loss from Continuing Operations	(6,537)	(11,580)	(15,187)	(26,555)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $59,429 and $51,999 for the Three Months Ended June 30, 2007 and 2006, respectively and $114,799 and $106,021 for the Six Months Ended June 30, 2007 and 2006, respectively)	61,325	57,281	119,747	115,248
Provision for Income Taxes Allocable to Discontinued Operations (Including $11,070 and $7,625 for the Three Months Ended June 30, 2007 and 2006, respectively and $21,203 and $22,535 for the Six Months Ended June 30, 2007 and 2006, respectively allocable to Gain on Sale of Real Estate)	(11,577)	(8,321)	(22,613)	(23,596)
Minority Interest Allocable to Discontinued Operations	(6,238)	(6,370)	(12,239)	(12,007)

Income Before Gain on Sale of Real Estate	36,973	31,010	69,708	53,090
Gain on Sale of Real Estate	830	2,447	4,404	3,522
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(327)	(971)	(1,095)	(1,051)
Minority Interest Allocable to Gain on Sale of Sale Estate	(63)	(192)	(417)	(324)

Net Income	37,413	32,294	72,600	55,237
Less: Preferred Stock Dividends	(5,671)	(5,029)	(11,606)	(10,048)
Less: Redemption of Preferred Stock	(2,017)	—	(2,017)	(672)

Net Income Available to Common Stockholders	$29,725	$27,265	$58,977	$44,517

Basic and Diluted Earnings Per Share:
Loss from Continuing Operations	$(0.31)	$(0.35)	$(0.58)	$(0.80)

Income From Discontinued Operations	$0.98	$0.97	$1.91	$1.81

Net Income Available to Common Stockholders	$0.67	$0.62	$1.33	$1.01

Weighted Average Shares Outstanding	44,471	44,006	44,441	43,947

Dividends/Distribution Declared per Common Share Outstanding	$0.7100	$0.7000	$1.4200	$1.4000

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Unaudited)
	(Dollars in thousands)

Net Income	$37,413	$32,294	$72,600	$55,237
Settlement of Interest Rate Protection Agreements	(4,261)	—	(4,261)	(1,729)
Mark to Market of Interest Rate Protection Agreements	4,357	3,374	4,215	4,789
Amortization of Interest Rate Protection Agreements	(243)	(220)	(539)	(450)
Other Comprehensive Income (Loss) Allocable to Minority Interest	11	(410)	25	(342)

Comprehensive Income	$37,277	$35,038	$72,040	$57,505

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
	(Unaudited)
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$72,600	$55,237
Income Allocated to Minority Interest	8,474	6,842

Net Income Before Minority Interest	81,074	62,079
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	60,882	60,832
Amortization of Deferred Financing Costs	1,644	1,223
Other Amortization	26,338	19,851
Provision for Bad Debt	32	846
Mark-to-Market of Interest Rate Protection Agreement	—	(16)
Equity in Income of Joint Ventures	(17,257)	(7,273)
Distributions from Joint Ventures	17,327	7,847
Gain on Sale of Real Estate	(119,203)	(109,543)
Loss on Early Retirement of Debt	254	—
Decrease in Developments for Sale Costs	7,528	16,241
Decrease in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	5,952	3,615
Increase in Deferred Rent Receivable	(5,505)	(4,987)
Increase in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	2,905	2,669
Increase in Restricted Cash	(246)	—

Net Cash Provided by Operating Activities	61,725	53,384

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(385,791)	(389,459)
Net Proceeds from Sales of Investments in Real Estate	386,910	471,106
Contributions to and Investments in Joint Ventures	(15,767)	(14,093)
Distributions from Joint Ventures	7,436	8,099
Funding of Notes Receivable	(8,385)	—
Repayment of Notes Receivable	8,385	34,987
Funding of Restricted Cash	(28,532)	(43,763)

Net Cash (Used in) Provided By Investing Activities	(35,744)	66,877

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from the Issuance of Common Stock	393	1,240
Proceeds from the Issuance of Preferred Stock	—	144,672
Redemption of Preferred Stock	(50,014)	(182,156)
Repurchase of Restricted Stock	(3,707)	(2,660)
Dividends/Distributions	(73,483)	(71,766)
Preferred Stock Dividends	(12,684)	(12,574)
Repayments on Mortgage Loans Payable	(32,795)	(11,431)
Debt Issuance Costs and Loss from Early Retirement of Debt	(2,190)	(1,814)
Net Proceeds from Senior Unsecured Debt	149,595	199,306
Repayments of Senior Unsecured Debt	(150,000)	—
Other Costs of Senior Unsecured Debt	(4,261)	(1,729)
Proceeds from Unsecured Line of Credit	570,000	303,500
Repayments on Unsecured Line of Credit	(430,000)	(493,000)
Cash Book Overdraft	1,179	—

Net Cash Used in Financing Activities	(37,967)	(128,412)

Net Decrease in Cash and Cash Equivalents	(11,986)	(8,151)
Cash and Cash Equivalents, Beginning of Period	16,135	8,237

Cash and Cash Equivalents, End of Period	$4,149	$86

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	Organization and Formation of Company

First Industrial Realty Trust, Inc. (the “Company”) was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner with an approximate 87.5% and 87.0% ownership interest at June 30, 2007 and June 30, 2006, respectively. Minority interest at June 30, 2007 and June 30, 2006 of approximately 12.5% and 13.0%, respectively, represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

As of June 30, 2007, the Company owned 935 industrial properties (inclusive of developments in process) located in 28 states in the United States and one province in Canada, containing an aggregate of approximately 77.8 million square feet of gross leaseable area (“GLA”). Of the 935 industrial properties owned by the Company, 737 are held by the Operating Partnership and limited liability companies of which the Operating Partnership is the sole member, 103 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners and 95 are held by an entity wholly-owned by the Operating Partnership.

The Company, through separate wholly-owned limited liability companies of which the Operating Partnership or a wholly-owned entity of the Operating Partnership is the sole member, also owns minority equity interests in, and provides various services to, five joint ventures which invest in industrial properties (the “May 2003 Joint Venture”, the “March 2005 Joint Venture” , the “September 2005 Joint Venture”, the “March 2006 Co-Investment Program” and the “July 2006 Joint Venture”; together the “Joint Ventures”). The Company, through separate wholly-owned limited liability companies of which the Operating Partnership or a wholly-owned entity of the Operating Partnership is the sole member, also owned economic interests in and provided various services to a sixth joint venture, the September 1998 Joint Venture. On January 31, 2007, the Company purchased the 90% equity interest from the institutional investor in the September 1998 Joint Venture. Effective January 31, 2007, the assets and liabilities and results of operations of the September 1998 Joint Venture are consolidated with the Company since the Company effectively owns 100% of the equity interest. Prior to January 31, 2007, the September 1998 Joint Venture was accounted for under the equity method of accounting. The operating data of the Joint Ventures is not consolidated with that of the Company as presented herein.

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

In order to conform with generally accepted accounting principles, management, in preparation of the Company’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2007 and December 31, 2006, and the reported amounts of revenues and expenses for each of the three and six months ended June 30, 2007 and June 30, 2006. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of the financial position of the Company as of June 30, 2007 and December 31, 2006 and the results of its operations and comprehensive income for each of the three and six months ended June 30,

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 and June 30, 2006, and its cash flows for each of the six months ended June 30, 2007 and June 30, 2006, and all adjustments are of a normal recurring nature.

Deferred Leasing Intangibles

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in the Company’s total assets consist of the following:

	June 30,	December 31,
	2007	2006

In-Place Leases	$86,841	$81,422
Less: Accumulated Amortization	(19,844)	(15,361)

	$66,997	$66,061

Above Market Leases	$6,667	$6,933
Less: Accumulated Amortization	(2,223)	(2,177)

	$4,444	$4,756

Tenant Relationship	$22,078	$16,657
Less: Accumulated Amortization	(2,181)	(1,209)

	$19,897	$15,448

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in the Company’s total liabilities consist of the following:

	June 30,	December 31,
	2007	2006

Below Market Leases	$29,278	$25,735
Less: Accumulated Amortization	(7,516)	(6,249)

	$21,762	$19,486

The fair value of in-place leases, above market leases, tenant relationships and below market leases recorded due to real estate acquisitions during the six months ended June 30, 2007 was $16,541, $855, $8,473 and $(6,832), respectively. The fair value of in-place leases, above market leases, tenant relationships and below market leases recorded due to real estate acquisitions during the six months ended June 30, 2006 was $15,742, $1,541, $8,482 and $(4,295), respectively.

Amortization expense related to deferred leasing intangibles was $9,235 and $5,360 for the six months ended June 30, 2007 and June 30, 2006, respectively.

Build to Suit Development for Sale and General Contractor Revenues and Expenses

During 2007 and 2006, the Company, through the Company’s taxable REIT subsidiary (the “TRS”), entered into contracts with third parties to construct industrial properties. The build-to-suit for sale contracts require the purchase price to be paid at closing. The Company uses the percentage-of-completion contract method. Using this method, profits are recorded based on estimates of the percentage of completion of individual contracts. The percentage of completion estimates are based on a comparison of the contract expenditures incurred to the estimated final costs. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

During 2007, the Company, through the TRS, acted as general contractor to construct industrial properties for the March 2005 Joint Venture. The Company uses the percentage-of-completion contract method. Using this

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method, profits are recorded based on estimates of the percentage of completion of individual contracts. The percentage of completion estimates are based on a comparison of the contract expenditures incurred to the estimated final costs. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Recent Accounting Pronouncements

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no affect on the Company’s financial statements. As of the adoption date, the Company had approximately $1.4 million of gross unrecognized tax benefits. The entire amount (with no federal effect) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. This entire amount relates to a single tax position regarding business loss carryforwards which the Company is currently litigating with the State of Michigan. During 2006, the Company paid $1.4 million, representing taxes and interest in dispute in order to pursue a full recovery of the amount paid through litigation. It is anticipated that this litigation will be resolved during 2007. It is the Company’s policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007 and for the six months ended June 30, 2007, no interest or penalties have been accrued or incurred. The Company and its subsidiaries file U.S. federal income tax returns, as well as filing various returns in states and applicable localities where it holds properties. With few exceptions, its filed income tax returns are no longer subject to examination by taxing authorities for years before 2003.

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

At June 30, 2007, the May 2003 Joint Venture owned 11 industrial properties comprising approximately 5.1 million square feet of GLA, the March 2005 Joint Venture owned 40 industrial properties comprising approximately 4.1 million square feet of GLA and several land parcels, the September 2005 Joint Venture owned 90 industrial properties comprising approximately 6.3 million square feet of GLA and several land parcels, the March 2006 Co-Investment Program owned 13 industrial properties comprising approximately 5.9 million square feet of GLA (of which the Company has an equity interest in 12 industrial properties comprising approximately 5.0 million square feet of GLA) and the July 2006 Joint Venture owned several land parcels.

On January 31, 2007, the Company purchased the 90% equity interest from the institutional investor in the September 1998 Joint Venture. The Company paid $18,458 in cash and assumed $30,340 in mortgage loans payable.

On February 27, 2007, the Company redeemed the 85% equity interest in one property from the institutional investor in the May 2003 Joint Venture. In connection with the redemption, the Consolidated Operating Partnership assumed $8,250 in mortgage loans payable and $2,951 in other liabilities. The mortgage loans payable were subsequently paid off in February 2007 (see Note 4).

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2005, the Company sold several land parcels to the March 2005 Joint Venture. The Company deferred 10% of the gain from the sale, which is equal to the Company’s economic interest in the March 2005 Joint Venture. On May 18, 2007, the Company repurchased 66 acres of the land it had sold to the March 2005 Joint Venture for a purchase price of $6,379. Since the Company had deferred 10% of the gain on sale from the original sale in 2005, the Company netted the unamortized deferred gain amount, along with its 10% economic interest in the gain on sale and distributions in excess of its 10% economic interest it received from the sale of the 66 acres from the March 2005 Joint Venture against the basis of the land.

At June 30, 2007 and December 31, 2006, the Company has a receivable from the Joint Ventures of $7,851 and $7,967, respectively, which mainly relates to development, leasing, property management and asset management fees due to the Company from the Joint Ventures and reimbursement for development expenditures made by the TRS who is acting in the capacity of the general contractor for development projects for the March 2005 Joint Venture.

During the six months ended June 30, 2007 and June 30, 2006, the Company invested the following amounts in its Joint Ventures as well as received distributions and recognized fees from acquisition, disposition, leasing, development, general contractor, incentive, property management and asset management services in the following amounts:

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006

Contributions	$14,734	$12,198
Distributions	$24,763	$15,946
Fees	$13,251	$10,793

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit

The following table discloses certain information regarding the Company’s mortgage loans payable, senior unsecured debt and unsecured line of credit:

				Effective
	Outstanding		Interest	Interest
	Balance at		Rate at	Rate at
	June 30,	December 31,	June 30,	Issuance/
	2007	2006	2007	Assumption	Maturity Date

Mortgage Loans Payable, Net	$82,590	$77,926	5.35%-9.25%	4.58%-9.25%	December 2007- September 2024
Unamortized Premiums	(2,558)	(2,919)

Mortgage Loans Payable, Gross	$80,032	$75,007

Senior Unsecured Debt, Net
2007 Notes	$—	$149,998	N/A	N/A	05/15/07
2016 Notes	199,407	199,372	5.750%	5.91%	01/15/16
2017 Notes	99,900	99,895	7.500%	7.52%	12/01/17
2027 Notes	15,056	15,055	7.150%	7.11%	05/15/27
2028 Notes	199,835	199,831	7.600%	8.13%	07/15/28
2011 Notes	199,776	199,746	7.375%	7.39%	03/15/11
2012 Notes	199,339	199,270	6.875%	6.85%	04/15/12
2032 Notes	49,446	49,435	7.750%	7.87%	04/15/32
2009 Notes	124,915	124,893	5.250%	4.10%	06/15/09
2014 Notes	112,865	112,237	6.420%	6.54%	06/01/14
2011 Exchangeable Notes	200,000	200,000	4.625%	4.63%	09/15/11
2017 II Notes	149,600	—	5.950%	6.37%	05/15/17

Subtotal	$1,550,139	$1,549,732

Unamortized Discounts	14,931	15,338

Senior Unsecured Notes, Gross	$1,565,070	$1,565,070

Unsecured Line of Credit	$347,000	$207,000	5.863%	5.863%	09/28/08

During January 2007, in connection with the Company’s purchase of the 90% equity interest from the institutional investor of the September 1998 Joint Venture, the Company assumed a mortgage loan payable of $30,340. As of June 30, 2007 the Company has repaid $22,922 of this assumed mortgage loan payable. In February 2007, the Company assumed a mortgage loan payable of $8,250 in connection with the redemption of the 85% equity interest held by an institutional investor in a joint venture entity of the May 2003 Joint Venture that owned one property. The Company also repaid this mortgage loan payable in February 2007. In connection with the retirement of the mortgage loans payable discussed above, the Company incurred prepayment penalties and a write-off of unamortized deferred financing fees totaling $254. On June 28, 2007, in conjunction with the sale of a property, the buyer assumed a mortgage loan payable of $769 from the Company.

On May 7, 2007, the Company, through the Operating Partnership, issued $150,000 of senior unsecured debt which matures on May 15, 2017 and bears interest at a rate of 5.95% (the “2017 II Notes”). The issue price of the 2017 II Notes was 99.730%. Interest is paid semi-annually in arrears on May 15 and November 15. In April 2006, the Company entered into interest rate protection agreements to fix the interest rate on the 2017 II Notes prior to issuance. The Company settled the effective portion of the interest rate protection agreements on May 1, 2007 for

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$4,261 which is included in other comprehensive income. The debt issue discount and the settlement amount of the interest rate protection agreements will be amortized over the life of the 2017 II Notes as an adjustment to interest expense. Including the impact of the offering discount and the settlement amount of the interest rate projection agreements, the Company’s effective interest rate on the 2017 II Notes is 6.37%. The 2017 II Notes contain certain covenants, including limitations on incurrence of debt and debt service coverage.

On May 15, 2007, the Company paid off and retired its 7.60% 2007 Unsecured Notes in the amount of $150,000.

The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2007	$8,678
2008	350,111
2009	132,959
2010	15,453
2011	407,269
Thereafter	1,077,632

Total	$1,992,102

Other Comprehensive Income:

In April 2006, the Company, through the Operating Partnership, entered into two interest rate protection agreements which fixed the interest rate on forecasted offerings of unsecured debt which it designated as cash flow hedges. The interest rate protection agreements each had a notional value of $72,900 and were effective from November 28, 2006 through November 28, 2016 (the “April 2006 Agreements”). The April 2006 Agreements fixed the LIBOR rate at 5.537%. On May 1, 2007, the Company, through the Operating Partnership, settled the effective portion of the April 2006 Agreements for $4,261 which is included in other comprehensive income. The settlement amount of the April 2006 Agreements will be amortized over the life of the 2017 II Notes as an adjustment to interest expense.

In conjunction with certain issuances of senior unsecured debt, the Company entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt. In the next 12 months, the Company will amortize approximately $749 into net income by decreasing interest expense.

5.	Stockholders’ Equity

Preferred Stock

On June 6, 1997, the Company issued 2,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 8 5/8%, $0.01 par value, Series C Cumulative Preferred Stock (the “Series C Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. On or after June 6, 2007, the Series C Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Company redeemed the Series C Preferred Stock on June 7, 2007, at a redemption price of $25.00 per Depositary Share, and paid a prorated second quarter dividend of $0.40729 per Depositary Share, totaling approximately $815. In accordance with EITF D-42, due to the redemption of the Series C Preferred Stock, the initial offering costs associated with the issuance of the Series C Preferred Stock of $2,017 were reflected as a deduction from net income

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to arrive at net income available to common stockholders in determining earnings per share for the three and six months ended June 30, 2007.

Shares of Common Stock

During the six months ended June 30, 2007, 62,518 limited partnership interests in the Operating Partnership (“Units”) were converted into an equivalent number of shares of common stock.

Non-Qualified Employee Stock Options:

During the six months ended June 30, 2007, certain employees of the Company exercised 19,600 non-qualified employee stock options. Net proceeds to the Company were approximately $613.

Restricted Stock:

During the six months ended June 30, 2007, the Company awarded 442,008 shares of restricted common stock to certain employees and 3,034 shares of restricted common stock to certain directors. These shares of restricted common stock had a fair value of approximately $21,018 on the date of approval. The restricted common stock awarded to employees generally vests over a three year period and the restricted common stock awarded to directors generally vests over a three to ten year period. Compensation expense will be charged to earnings over the respective vesting period for the shares expected to vest.

Dividend/Distributions:

The following table summarizes dividends/distributions accrued during the six months ended June 30, 2007:

	Six Months Ended
	June 30, 2007
	Dividend/	Total
	Distribution	Dividend/
	per Share/Unit	Distribution

Common Stock/Operating Partnership Units	$1.42	$73,721
Series C Preferred Stock	$94.64	$1,893
Series F Preferred Stock	$3,118.00	$1,559
Series G Preferred Stock	$3,618.00	$905
Series J Preferred Stock	$9,062.60	$5,438
Series K Preferred Stock	$9,062.60	$1,813

6.	Acquisition of Real Estate

During the six months ended June 30, 2007, the Company acquired 80 industrial properties comprising approximately 5.8 million square feet of GLA and several land parcels, including 41 industrial properties comprising approximately 1.3 million square feet of GLA in connection with the purchase of the 90% equity interest from the institutional investor of the September 1998 Joint Venture and one industrial property comprising 0.3 million square feet of GLA in connection with the redemption of the 85% equity interest in one property from the institutional investor in the May 2003 Joint Venture (see Note 3). The purchase price of these acquisitions totaled approximately $314,878, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

7.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

During the six months ended June 30, 2007, the Company sold 85 industrial properties comprising approximately 7.7 million square feet of GLA and several land parcels. Gross proceeds from the sales of the

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

85 industrial properties and several land parcels were approximately $440,277. The gain on sale of real estate, net of income taxes was approximately $96,905. Eighty-four of the 85 sold industrial properties meet the criteria established by FAS 144 to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate, net of income taxes, for 84 of the 85 sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate, net of income taxes, for one property and several land parcels that do not meet the criteria established by FAS 144, are included in continuing operations.

At June 30, 2007, the Company had 20 industrial properties comprising approximately 1.2 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the 20 industrial properties held for sale at June 30, 2007 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

Income from discontinued operations, net of income taxes, for the three and six months ended June 30, 2006 reflects the results of operations of 84 industrial properties that were sold during the six months ended June 30, 2007, the results of operations of 125 industrial properties that were sold during the year ended December 31, 2006, the results of operations of the 20 industrial properties identified as held for sale at June 30, 2007 and the gain on sale of real estate relating to 66 industrial properties that were sold during the six months ended June 30, 2006.

The following table discloses certain information regarding the industrial properties included in discontinued operations by the Company for the three and six months ended June 30, 2007 and June 30, 2006:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Total Revenues	$4,996	$15,208	$13,768	$30,840
Property Expenses	(1,710)	(4,769)	(4,611)	(9,945)
Depreciation and Amortization	(1,390)	(5,157)	(4,209)	(11,668)
Provision for Income Taxes Allocable to Operations	(507)	(696)	(1,410)	(1,061)
Gain on Sale of Real Estate	59,429	51,999	114,799	106,021
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(11,070)	(7,625)	(21,203)	(22,535)

Income from Discontinued Operations Before Minority Interest	$49,748	$48,960	$97,134	$91,652

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006

Interest paid, net of capitalized interest	$58,945	$54,283

Capitalized interest	$3,387	$3,165

Supplemental schedule of noncash investing and financing activities:
Distribution payable on common stock/Units	$36,854	$36,038

Distribution payable on preferred stock	$4,856	$1,232

Exchange of units for common stock:
Minority interest	$(1,480)	$(1,959)
Common Stock	1	1
Additional paid-in-capital	1,479	1,958

	$—	$—

In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:
Accounts payable and accrued expenses	$(5,148)	$(1,505)

Issuance of Operating Partnership Units	$—	$(1,288)

Mortgage Debt	$(38,590)	$(6,995)

Write-off of fully depreciated assets	$18,634	$13,732

In conjunction with certain property sales, the Company provided seller financing or assigned a mortgage loan payable:
Notes Receivable	$42,172	$11,200

Mortgage Note Payable	$769	$—

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings Per Share (“EPS”)

The computation of basic and diluted EPS is presented below:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Numerator:
Loss from Continuing Operations	$(6,537)	$(11,580)	$(15,187)	$(26,555)
Gain on Sale of Real Estate, Net of Minority Interest and Income Taxes	440	1,284	2,892	2,147
Less: Preferred Stock Dividends	(5,671)	(5,029)	(11,606)	(10,048)
Less: Redemption of Preferred Stock	(2,017)	—	(2,017)	(672)

Loss from Continuing Operations Available to Common Stockholders, Net of Minority Interest — For Basic and Diluted EPS	(13,785)	(15,325)	(25,918)	(35,128)
Discontinued Operations, Net of Minority Interest and Income Taxes	43,510	42,590	84,895	79,645

Net Income Available to Common Stockholders — For Basic and Diluted EPS	$29,725	$27,265	$58,977	$44,517

Denominator:
Weighted Average Shares — Basic and Diluted	44,470,793	44,006,081	44,440,687	43,946,946

Basic and Diluted EPS:
Loss from Continuing Operations Available to Common Stockholders, Net of Minority Interest	$(0.31)	$(0.35)	$(0.58)	$(0.80)

Discontinued Operations, Net of Minority Interest and Income Taxes	$0.98	$0.97	$1.91	$1.81

Net Income Available to Common Stockholders	$0.67	$0.62	$1.33	$1.01

Unvested restricted stock shares aggregating 432,129 and 176,001 for the three months ended June 30, 2007 and 2006, respectively, and 430,693 and 176,001 for the six months ended June 30, 2007 and 2006, respectively, were antidilutive, and accordingly, were excluded from dilution computations.

Options to purchase common stock of 362,376 and 455,089 were outstanding as of June 30, 2007 and 2006, respectively. All of the options outstanding at June 30, 2007 and 2006 were antidilutive, and accordingly, were excluded in dilution computations.

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

Weighted average shares — diluted are the same as weighted average shares — basic for the three and six months June 30, 2007 and June 30, 2006 as the dilutive effect of stock options and restricted stock was excluded because its inclusion would have been anti-dilutive to the loss from continuing operations available to common stockholders, net of minority interest. If the Company had income from continuing operations available to common stockholders, net of minority interest, the dilutive stock options and restricted stock that would be added to the denominator of weighted average shares-basic would have been 192,600 and 156,132, respectively for the three months ended June 30, 2007 and 2006 and 219,349 and 177,803, respectively for the six months ended June 30, 2007 and 2006.

10.	Stock Based Compensation

The Company recognized $3,648 and $2,480 for the three months ended June 30, 2007 and 2006, respectively, and $7,254 and $4,625 for the six months ended June 30, 2007 and 2006, respectively, in compensation expense related to restricted stock awards, of which $556 and $354 was capitalized for the three months ended June 30, 2007 and 2006, respectively, and $1,112 and $614 was capitalized for the six months ended June 30, 2007 and 2006, respectively, in connection with development activities. At June 30, 2007, the Company has $30,698 in unrecognized compensation related to unvested restricted stock awards. The weighted average period that the unrecognized compensation is expected to be incurred is 1.5 years. The Company has not awarded options to employees or directors of the Company during the six months ended June 30, 2007 and June 30, 2006.

Stock option transactions for the six months ended June 30, 2007 are summarized as follows:

		Weighted
		Average	Exercise	Aggregate
		Exercise	Price	Intrinsic
	Shares	Price	per Share	Value

Outstanding at December 31, 2006	381,976	$31.65	$25.13-$33.15	$5,823
Exercised	(19,600)	$31.27	$30.38-$33.13	$230

Outstanding at June 30, 2007	362,376	$31.67	$25.13-$33.15	$4,853

The following table summarizes currently outstanding and exercisable options as of June 30, 2007:

	Number	Weighted	Weighted
	Outstanding	Average	Average
	and	Remaining	Exercise
Range of Exercise Price	Exercisable	Contractual Life	Price

$25.13-$30.53	103,676	3.82	$29.82
$31.05-$33.15	258,700	2.94	$32.40

11.	Commitments and Contingencies

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

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has committed to the construction of several development projects totaling approximately 2.6 million square feet of GLA. The estimated total construction costs are approximately $122,866. Of this amount, approximately $94,429 remains to be funded. There can be no assurance the actual completion cost will not exceed the estimated completion cost stated above.

At June 30, 2007, the Company had 21 letters of credit outstanding in the aggregate amount of $7,586. These letters of credit expire between August 2007 and January 2010.

12.	Subsequent Events

From July 1, 2007 to July 27, 2007, the Company acquired four industrial properties and several land parcels for a purchase price of approximately $11,889, excluding costs incurred in conjunction with the acquisition of these industrial properties and several land parcels. No industrial properties have been sold during this period.

On July 16, 2007, the Company and the Operating Partnership paid a second quarter 2007 dividend/distribution of $0.71 per common share/Unit, totaling approximately $36,854.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of First Industrial Realty Trust, Inc.’s (the “Company”) financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to, changes in: national, international, regional and local economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of financing, interest rates, competition, supply and demand for industrial properties in the Company’s current and proposed market areas, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs and changes in general accounting principles, policies and guidelines applicable to real estate investment trusts and risks related to doing business internationally (including foreign currency exchange risks). These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein in Item 1A, “Risk Factors,” and in the Company’s other filings with the Securities and Exchange Commission.

GENERAL

The Company was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code (the “Code”). The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner with an approximate 87.5% ownership interest at June 30, 2007. Minority interest in the Company at June 30, 2007 represents the approximate 12.5% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

As of June 30, 2007, the Company owned 935 industrial properties (inclusive of developments in process) located in 28 states and one Province in Canada, containing an aggregate of approximately 77.8 million square feet of gross leaseable area (“GLA”). Of the 935 industrial properties owned by the Company, 737 are held by the Operating Partnership and limited liability companies of which the Operating Partnership is the sole member, 103 are held by limited partnerships in which the Operating Partnership is the limited partner and wholly-owned subsidiaries of the Company are the general partners and 95 are held by an entity wholly-owned by the Operating Partnership.

The Company, through separate wholly-owned limited liability companies of which the Operating Partnership or an entity wholly-owned by the Operating Partnership is the sole member, also owns minority equity interests in, and provides various services to, five joint ventures which invest in industrial properties (the “May 2003 Joint Venture”, the “March 2005 Joint Venture” , the “September 2005 Joint Venture”, the “March 2006 Co-Investment Program” and the “July 2006 Joint Venture”; together the “Joint Ventures”). The Company, through separate wholly-owned limited liability companies of which the Operating Partnership or an entity wholly-owned by the Operating Partnership is the sole member, also owned economic interests in and provided various services to a sixth joint venture, the September 1998 Joint Venture. On January 31, 2007, the Company purchased the 90% equity interest from the institutional investor in the September 1998 Joint Venture. Effective January 31, 2007, the assets and liabilities and results of operations of the September 1998 Joint Venture are consolidated with the Company since the Company effectively owns 100% of the equity interest. Prior to January 31, 2007, the September 1998

Joint Venture was accounted for under the equity method of accounting. The operating data of the Joint Ventures is not consolidated with that of the Company as presented herein.

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

Currently, the Company utilizes a portion of the net sales proceeds from property sales, borrowings under its unsecured line of credit and proceeds from the issuance, when and as warranted, of additional debt and equity securities to finance future acquisitions and developments and to fund its equity commitments to its joint ventures. Access to external capital on favorable terms plays a key role in the Company’s financial condition and results of operations, as it impacts the Company’s cost of capital and its ability and cost to refinance existing indebtedness as it matures and to fund acquisitions, developments and contributions to its joint ventures or through the issuance, when and as warranted, of additional equity securities. The Company’s ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on the Company’s capital stock and debt, the market’s perception of the Company’s growth potential, the Company’s current and potential future earnings and cash distributions and the market price of the Company’s capital stock. If the Company were unable to access external capital on favorable terms, the Company’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

The Company’s net income available to common stockholders was $59.0 million and $44.5 million for the six months ended June 30, 2007 and 2006, respectively. Basic and diluted net income available to common stockholders were $1.33 per share for the six months ended June 30, 2007 and $1.01 per share for the six months ended June 30, 2006.

The tables below summarize the Company’s revenues, property expenses and depreciation and other amortization by various categories for the six months ended June 30, 2007 and June 30, 2006. Same store properties are properties owned prior to January 1, 2006 and held as an operating property through June 30, 2007 and developments and redevelopments that were stabilized (generally defined as 90% occupied) prior to January 1, 2006 or were substantially completed for 12 months prior to January 1, 2006. Acquired properties are properties that were acquired subsequent to December 31, 2005 and held as an operating property through June 30, 2007. Sold properties are properties that were sold subsequent to December 31, 2005. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2006 or b) stabilized prior to January 1, 2006. Other revenues are derived from the operations of the Company’s maintenance company, fees earned from the Company’s joint ventures, and other miscellaneous revenues. Revenues and expenses from build to suit development for sale represent fees earned and expenses incurred for developing properties for third parties. Contractor revenues and expenses represent revenues earned and expenses incurred in connection with the Company’s taxable REIT subsidiary (the “TRS”) acting as general contractor for several industrial properties in the March 2005 Joint Venture. Other expenses are derived from the operations of the Company’s maintenance company and other miscellaneous regional expenses.

The Company’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Company’s future revenues and expenses may vary materially from historical rates.

At June 30, 2007 and 2006, the occupancy rates of the Company’s same store properties were 93.5% and 90.0%, respectively.

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$163,017	$154,350	$8,667	5.6%
Acquired Properties	29,111	4,622	24,489	529.8%
Sold Properties	11,167	29,123	(17,956)	(61.7)%
(Re)Developments and Land, Not Included Above	3,963	3,240	723	22.3%
Other	20,990	15,054	5,936	39.4%

	$228,248	$206,389	$21,859	10.6%
Discontinued Operations	(13,768)	(30,840)	17,072	(55.4)%

Subtotal Revenues	$214,480	$175,549	$38,931	22.2%

Revenues from Build to Suit Developments for Sale	6,440	733	5,707	778.6%
Contractor Revenues	9,408	—	9,408	100.0%

Total Revenues	$230,328	$176,282	$54,046	30.7%

Revenues from same store properties increased by $8.7 million due primarily to an increase in same store property occupancy rates. Revenues from acquired properties increased $24.5 million due to the 171 industrial properties acquired subsequent to December 31, 2005 totaling approximately 16.3 million square feet of GLA. Revenues from sold properties decreased $18.0 million due to the 210 industrial properties sold subsequent to December 31, 2005 totaling approximately 24.8 million square feet of GLA. Revenues from (re)developments and land increased $0.7 million due to an increase in occupancy. Other revenues increased by approximately $5.9 million due primarily to an increase in joint venture fees and fees earned related to the Company assigning its interest in certain purchase contracts to third parties for consideration. Revenues from build to suit development for sale increased $5.7 million due to increased development activity. Contractor revenues for the six months ended June 30, 2007 represent revenues earned on construction projects for which the TRS acted as general contractor.

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006	$ Change	% Change
	($ in 000’s)

PROPERTY EXPENSES
Same Store Properties	$51,741	$49,824	$1,917	3.8%
Acquired Properties	6,573	1,144	5,429	474.6%
Sold Properties	3,520	8,576	(5,056)	(59.0)%
(Re) Developments and Land, Not Included Above	2,300	2,549	(249)	(9.8)%
Other	8,928	7,567	1,361	18.0%

	$73,062	$69,660	$3,402	4.9%
Discontinued Operations	(4,611)	(9,945)	5,334	(53.6)%

Subtotal Property Expenses	$68,451	$59,715	$8,736	$14.6%

Expenses from Build to Suit Development for Sale	6,131	666	5,465	820.6%
Contractor Expenses	8,959	—	8,959	100.0%

Total Property Expenses	$83,541	$60,381	$23,160	$38.4%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, other property related expenses, expenses from build to suit development for sale, and contractor expenses. Property expenses from same store properties increased $1.9 million due primarily to an increase in real estate taxes due to a reassessment of values of certain properties of the Company, as well as an increase in repairs and maintenance. Property expenses from acquired properties increased by $5.4 million due to properties acquired subsequent to December 31, 2005. Property expenses from sold properties decreased by $5.1 million due to properties sold subsequent to December 31, 2005. Property expenses from (re)developments and land remained relatively unchanged. The $1.4 million increase in other expense is primarily attributable to an increase in the bad debt reserve and a loss recorded in connection with roof damage at a property that occurred during the six months ended June 30, 2007. The damage was accounted for as an involuntary conversion which requires the recognition of a loss in the period in which the damage occurred. Insurance reimbursements will be deferred until realizable. Expenses from build to suit development for sale increased $5.5 million due to increased development activity. Contractor expenses for the six months ended June 30, 2007 represent expenses incurred on construction projects for which the TRS acted as general contractor.

General and administrative expense increased by approximately $9.3 million, or 25.9%, due primarily to increases in employee compensation related to compensation for additional employees as well as an increase in incentive compensation.

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006	$ Change	% Change
	($ in 000’s)

DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$58,591	$57,526	$1,065	1.9%
Acquired Properties	18,992	4,129	14,863	360.0%
Sold Properties	2,732	9,700	(6,968)	(71.8)%
(Re) Developments and Land, Not Included Above and Other	1,800	6,020	(4,220)	(70.1)%
Corporate Furniture, Fixtures and Equipment	962	864	98	11.3%

	$83,077	$78,239	$4,838	6.2%
Discontinued Operations	(4,209)	(11,668)	7,459	(63.9)%

Total Depreciation and Other Amortization	$78,868	$66,571	$12,297	18.5%

Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased by $14.9 million due to properties acquired subsequent to December 31, 2005. Depreciation and other amortization from sold properties decreased by $7.0 million due to properties sold subsequent to December 31, 2005. Depreciation and other amortization for (re)developments and land and other decreased by $4.2 million due primarily to accelerated depreciation recognized for the six months ended June 30, 2006 on one property in Columbus, OH which was razed during 2006.

Interest income decreased by $0.4 million due primarily to a decrease in the average notes receivable outstanding during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.

Interest expense increased by approximately $0.3 million primarily due to an increase in the weighted average debt balance outstanding for the six months ended June 30, 2007 ($1,936.9 million), as compared to the six months ended June 30, 2006 ($1,854.1 million), offset by a decrease in the weighted average interest rate for the six months ended June 30, 2007 (6.55%), as compared to the six months ended June 30, 2006 (6.79%).

Amortization of deferred financing costs increased by $0.4 million, or 34.4% due primarily to financing fees incurred associated with the issuance of $200.0 million of senior unsecured debt in September 2006.

In October 2005, the Company, through the TRS, entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Company was constructing. This interest rate protection agreement had a notional value of $50 million, was based on the three month LIBOR rate, had a strike rate of 4.8675%, had an effective date of December 30, 2005 and a termination date of December 30, 2010. Per Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” fair value and cash flow hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement does not qualify for hedge accounting and the change in value of the interest rate protection agreement will be recognized immediately in net income as opposed to other comprehensive income. On January 5, 2006, the Company, through the TRS, settled the interest rate protection agreement for a payment of $0.2 million. Included in Mark-to-Market/Loss on Settlement of Interest Rate Protection Agreement for the six months ended June 30, 2006 is the settlement and mark-to-market of the interest rate protection agreement.

During 2007, the Company incurred a $0.3 million loss from early retirement of debt due to early payoffs of mortgage loans.

Equity in income of joint ventures increased by $10.0 million primarily due to the Company’s economic share of the gains and earn outs on property sales from the March 2005 Joint Venture and the September 2005 Joint Venture during the six months ended June 30, 2007.

The income tax provision (included in continuing operations, discontinued operations, and gain of sale) increased by $4.4 million, in the aggregate, due primarily to an increase in joint venture fees, assignment fees, and equity in income of joint ventures, partially offset by an increase in general and administrative expense within the TRS.

The $3.3 million gain on sale of real estate, net of income taxes, for the six months ended June 30, 2007, resulted from the sale of one industrial property and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $2.5 million gain on sale of real estate, net of income taxes, for the six months ended June 30, 2006, resulted from the sale of several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Company for the six months ended June 30, 2007 and June 30, 2006.

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006
	($ in 000’s)

Total Revenues	$13,768	$30,840
Operating Expenses	(4,611)	(9,945)
Depreciation and Amortization	(4,209)	(11,668)
Provision for Income Taxes Allocable to Operations	(1,410)	(1,061)
Gain on Sale of Real Estate	114,799	106,021
Provision for Income Taxes Allocable to Gain on Sale	(21,203)	(22,535)

Income from Discontinued Operations	$97,134	$91,652

Income from discontinued operations (net of income taxes) for the six months ended June 30, 2007 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 84 industrial properties that were sold during the six months ended June 30, 2007 and the results of operations of 20 properties that were identified as held for sale at June 30, 2007.

Income from discontinued operations (net of income taxes) for the six months ended June 30, 2006 reflects the results of operations of the 84 industrial properties that were sold during the six months ended June 30, 2007, the results of operations of 125 industrial properties that were sold during the year ended December 31, 2006, the results of operations of the 20 industrial properties identified as held for sale at June 30, 2007 and gain on sale of real estate relating to 66 industrial properties that were sold during the six months ended June 30, 2006.

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006

The Company’s net income available to common stockholders was $29.7 million and $27.3 million for the three months ended June 30, 2007 and 2006, respectively. Basic and diluted net income available to common stockholders were $0.67 per share for the three months ended June 30, 2007, and $0.62 per share for the three months ended June 30, 2006.

The tables below summarize the Company’s revenues, property expenses and depreciation and other amortization by various categories for the three months ended June 30, 2007 and June 30, 2006. Same store properties are properties owned prior to January 1, 2006 and held as an operating property through June 30, 2007 and developments and redevelopments that were stabilized (generally defined as 90% occupied) prior to January 1, 2006 or were substantially completed for 12 months prior to January 1, 2006. Acquired properties are properties that were acquired subsequent to December 31, 2005 and held as an operating property through June 30, 2007. Sold properties are properties that were sold subsequent to December 31, 2005. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2006 or b) stabilized prior to January 1, 2006. Other revenues are derived from the operations of the Company’s maintenance company, fees earned from the Company’s joint ventures, and other miscellaneous revenues. Revenues and expenses from build to suit development for sale represent fees earned and expenses incurred for developing properties for third parties. Contractor revenues and expenses represent revenues earned and expenses incurred in connection with the TRS acting as general contractor for several industrial properties in the March 2005 Joint Venture. Other expenses are derived from the operations of the Company’s maintenance company and other miscellaneous regional expenses.

The Company’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Company’s future revenues and expenses may vary materially from historical rates.

At June 30, 2007 and 2006, the occupancy rates of the Company’s same store properties were 93.5% and 90.0%, respectively.

	Three Months	Three Months
	Ended	Ended
	June 30, 2007	June 30, 2006	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$81,785	$77,287	$4,498	5.8%
Acquired Properties	14,872	3,281	11,591	353.3%
Sold Properties	3,722	14,186	(10,464)	(73.8)%
(Re)Developments and Land, Not Included Above	2,417	1,524	893	58.6%
Other	9,635	8,994	641	7.1%

	112,431	105,272	7,159	6.8%
Discontinued Operations	(4,996)	(15,208)	10,212	(67.1)%

Subtotal Revenues	107,435	90,064	17,371	19.3%

Revenues from Build to Suit Development for Sale	3,233	—	3,233	100.0%
Contractor Revenues	4,368	—	4,368	100.0%

Total Revenues	$115,036	$90,064	$24,972	27.7%

Revenues from same store properties increased by $4.5 million due primarily to an increase in same store property occupancy rates. Revenues from acquired properties increased $11.6 million due to the 171 industrial properties acquired subsequent to December 31, 2005 totaling approximately 16.3 million square feet of GLA. Revenues from sold properties decreased $10.5 million due to the 210 industrial properties sold subsequent to December 31, 2005 totaling approximately 24.8 million square feet of GLA. Revenues from (re)developments and land increased $0.9 million due to an increase in occupancy. Other revenues increased by approximately $0.6 million due primarily to an increase in joint venture fees. Revenues from build to suit development for sale increased $3.2 million due to increased development activity. Contractor revenues for the three months ended June 30, 2007 represent revenues earned on construction projects for which the TRS acted as general contractor.

	Three Months	Three Months
	Ended	Ended
	June 30, 2007	June 30, 2006	$ Change	% Change
	($ in 000’s)

PROPERTY EXPENSES
Same Store Properties	$25,133	$23,815	$1,318	5.5%
Acquired Properties	3,715	840	2,875	342.3%
Sold Properties	1,226	4,227	(3,001)	(71.0)%
(Re)Developments and Land, Not Included Above	1,202	1,009	193	19.1%
Other	5,307	4,049	1,258	31.1%

	36,583	33,940	2,643	7.8%
Discontinued Operations	(1,710)	(4,769)	3,059	(64.1)%

Subtotal Property Expenses	34,873	29,171	5,702	19.5%

Expenses from Build to Suit Development for Sale	2,930	—	2,930	100.0%
Contractor Expenses	4,123	—	4,123	100.0%

Total Property Expenses	$41,926	$29,171	$12,755	43.7%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, other property related expenses, expenses from build to suit development for sale and contractor expenses. Property expenses from same store properties increased $1.3 million due primarily to an increase in real estate taxes due to a reassessment of values of certain properties of the Company. Property expenses from acquired properties increased by $2.9 million due to properties acquired subsequent to December 31, 2005. Property expenses from sold properties decreased by $3.0 million due to properties sold subsequent to December 31, 2005. Property expenses from (re)developments and land remained relatively unchanged. The $1.3 million increase in other expense is primarily attributable to an increase in the bad debt reserve and a loss recorded in connection with roof damage at a property that occurred during the three months ended June 30, 2007. The damage was accounted for as an involuntary conversion which requires the recognition of a loss in the period in which the damage occurred. Insurance reimbursements will be deferred until realizable. Expenses from build to suit development for sale increased $2.9 million due to increased development activity. Contractor expenses for the three months ended June 30, 2007, represent expenses incurred on construction projects for which the TRS acted as general contractor.

General and administrative expense increased by approximately $4.1 million, or 22.7%, due primarily to increases in employee compensation related to compensation for additional employees as well as an increase in incentive compensation.

	Three Months	Three Months
	Ended	Ended
	June 30, 2007	June 30, 2006	$ Change	% Change
	($ in 000’s)

DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$29,706	$29,029	$677	2.3%
Acquired Properties	9,951	2,779	7,172	258.1%
Sold Properties	694	4,227	(3,533)	(83.6)%
(Re)Developments and Land, Not Included Above and Other	988	3,487	(2,499)	(71.7)%
Corporate Furniture, Fixtures and Equipment	491	448	43	9.6%

	41,830	39,970	1,860	4.7%
Discontinued Operations	(1,390)	(5,157)	3,767	(73.0)%

Total Depreciation and Other Amortization	$40,440	$34,813	$5,627	16.2%

Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased by $7.2 million due to properties acquired subsequent to December 31, 2005. Depreciation and other amortization from sold properties decreased by $3.5 million due to properties sold subsequent to December 31, 2005. Depreciation and other amortization for (re)developments and land and other decreased by $2.5 million due primarily to accelerated depreciation recognized for the three months ended June 30, 2006 on one property in Columbus, OH which was razed during 2006.

Interest income remained relatively unchanged.

Interest expense decreased by approximately $0.1 million primarily due to a decrease in the weighted average interest rate for the three months ended June 30, 2007 (6.49%), as compared to the three months ended June 30, 2006 (6.79%), partially offset by an increase in the weighted average debt balance outstanding for the three months ended June 30, 2007 ($1,958.5 million), as compared to the three months ended June 30, 2006 ($1,863.2 million).

Amortization of deferred financing costs increased by approximately $0.2 million, or 36.7%, due primarily to financing fees incurred associated with the issuance of $200.0 million of senior unsecured debt in September 2006.

During the quarter ended June 30, 2007, the Company incurred a $0.1 million loss from early retirement of debt due to early payoffs of mortgage loans.

Equity in income of joint ventures increased by approximately $4.3 million due primarily to the Company’s economic share of gains and earn outs on property sales from the March 2005 Joint Venture and the September 2005 Joint Venture during the three months ended June 30, 2007.

The income tax provision (included in continuing operations, discontinued operations and gain of sale) increased by $3.7 million, in the aggregate, due primarily to an increase in joint venture fees, equity in income of joint ventures and gains from the sale of real estate, partially offset by an increase in general and administrative expense within the TRS.

The $0.5 million gain on sale of real estate, net of income taxes for the three months ended June 30, 2007 resulted from the sale of one industrial property and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $1.5 million gain on sale of real estate, net of income taxes for the three months ended June 30, 2006 resulted from the sale of several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Company for the three months ended June 30, 2007 and June 30, 2006.

	Three Months	Three Months
	Ended	Ended
	June 30, 2007	June 30, 2006
	($ in 000’s)

Total Revenues	$4,996	$15,208
Property Expenses	(1,710)	(4,769)
Depreciation and Amortization	(1,390)	(5,157)
Provision for Income Taxes Allocable to Operations	(507)	(696)
Gain on Sale of Real Estate	59,429	51,999
Provision for Income Taxes Allocable to Gain on Sale	(11,070)	(7,625)

Income from Discontinued Operations Before Minority Interest	$49,748	$48,960

Income from discontinued (net of income taxes) operations for the three months ended June 30, 2007 reflects the results of operations and gain on sale of real estate, relating to 49 industrial properties that were sold during the three months ended June 30, 2007 and the results of operations of 20 properties that were identified as held for sale at June 30, 2007.

Income from discontinued operations (net of income taxes) for the three months ended June 30, 2006 reflects the results of operations of the 49 industrial properties that were sold during the three months ended June 30, 2007, the results of operations of 125 industrial properties that were sold during the year ended December 31, 2006, the results of operations of the 20 industrial properties identified as held for sale at June 30, 2007 and gain on sale of real estate relating to 42 industrial properties that were sold during the three months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, the Company’s cash and restricted cash was approximately $4.1 and $44.8 million, respectively. Restricted cash is comprised of cash held in escrow in connection with mortgage debt requirements and gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Company exchanges industrial properties under Section 1031 of the Internal Revenue Code.

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

The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional equity securities. On April 30, 2007 the Company filed a registration statement with the Securities and Exchange Commission covering an indefinite number or amount of the same securities to be issued in the following three years. The Company also may finance the development or acquisition of additional properties through borrowings under the Company’s $500.0 million unsecured revolving credit facility (“Unsecured Line of Credit”). At June 30, 2007, borrowings under the Unsecured Line of Credit bore interest at a weighted average interest rate of 5.86%. The Unsecured Line of Credit bears interest at a floating rate of LIBOR plus .625%, or the Prime Rate, at the Company’s election. As of July 27, 2007 the Company had approximately $78.5 million available for additional borrowings under the Unsecured Line of Credit.

Six Months Ended June 30, 2007

Net cash provided by operating activities of approximately $61.7 million for the six months ended June 30, 2007 was comprised primarily of net income before minority interest of approximately $81.1 million, the net change in operating assets and liabilities of approximately $16.1 million and net distributions from joint ventures of $0.1, offset by adjustments for non-cash items of approximately $35.6 million. The adjustments for the non-cash items of approximately $35.6 million are primarily comprised of the gain on sale of real estate of approximately $119.2 million and the effect of straight-line rental income of approximately $5.5 million, offset by depreciation and amortization of approximately $88.9 million and loss on early retirement of debt of approximately $0.2 million.

Net cash used in investing activities of approximately $35.7 million for the six months ended June 30, 2007 was comprised primarily by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, an increase in restricted cash that is primarily held by an intermediary for Section 1031 exchange purposes, contributions to, and investments in, the Company’s industrial real estate joint ventures and the funding of notes receivable, partially offset by the net proceeds from the sale of real estate, the repayment of notes receivable and distributions from the Company’s industrial real estate joint ventures.

During the six months ended June 30, 2007, the Company acquired 80 industrial properties comprising approximately 5.8 million square feet of GLA and several land parcels. The purchase price for these acquisitions totaled approximately $314.9 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

The Company, through a wholly-owned limited liability company in which the Operating Partnership or the TRS is the sole member, invested approximately $15.8 million and received total distributions of approximately $24.8 million from the Company’s industrial real estate joint ventures. As of June 30, 2007, the Company’s industrial real estate joint ventures owned 153 industrial properties comprising approximately 20.5 million square feet of GLA and several land parcels.

During the six months ended June 30, 2007, the Company sold 85 industrial properties comprising approximately 7.7 million square feet of GLA and several land parcels. Net proceeds from the sales of the 85 industrial properties and several land parcels were approximately $386.9 million.

Net cash used in financing activities of approximately $38.0 million for the six months ended June 30, 2007 was derived primarily by repayments of senior unsecured debt, common and preferred stock dividends and unit distributions, redemption of preferred stock, repayments on mortgage loans payable, other costs of senior unsecured debt, the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock and debt issue costs and prepayment penalty, partially offset by the net proceeds from the issuance of senior unsecured debt, net borrowings under the Company’s Unsecured Line of Credit, net proceeds from the exercise of stock options and a cash book overdraft.

During the six months ended June 30, 2007, the Company awarded 442,008 shares of restricted common stock to certain employees and 3,034 shares of restricted common stock to certain directors. These shares of restricted common stock had a fair value of approximately $21.0 million on the date of approval. The restricted common stock awarded to employees generally vests over a three year period and the restricted common stock awarded to directors generally vests over a three to ten year period. Compensation expense will be charged to earnings over the respective vesting periods for those shares that are expected to vest.

During the six months ended June 30, 2007, certain employees of the Company exercised 19,600 non-qualified employee stock options. Net proceeds to the Company were approximately $0.6 million.

On June 7, 2007, the Company redeemed the Series C Preferred Stock for $25.00 per Depositary Share, or $50.0 million in the aggregate, and paid a prorated second quarter dividend of $0.40729 per Depositary Share, totaling approximately $0.8 million.

Market Risk

The following discussion about the Company’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at June 30, 2007 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At June 30, 2007, approximately $1,632.7 million (approximately 82.5% of total debt at June 30, 2007) of the Company’s debt was fixed rate debt and approximately $347.0 million (approximately 17.5% of total debt at June 30, 2007) was variable rate debt.

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

Based upon the amount of variable rate debt outstanding at June 30, 2007, a 10% increase or decrease in the interest rate on the Company’s variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $2.1 million per year.

The use of derivative financial instruments allows the Company to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of June 30, 2007, the Company had no outstanding derivative instruments.

Recent Accounting Pronouncements

Refer to Footnote 2 in Part I, Item 1., of the June 30, 2007 Financial Statements.

Subsequent Events

From July 1, 2007 to July 27, 2007, the Company acquired four industrial properties and several land parcels for a purchase price of approximately $11.9 million, excluding costs incurred in conjunction with the acquisition of these industrial properties and several land parcels. No industrial properties have been sold during this period.

On July 16, 2007, the Company and the Operating Partnership paid a second quarter 2007 dividend/distribution of $0.71 per common share/Unit, totaling approximately $36.9 million.

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

On May 16, 2007, First Industrial Realty Trust, Inc. (the “Company”) held its Annual Meeting of Stockholders. At the meeting, three Class I directors of the Company were elected to serve until the 2008 Annual Meeting of Stockholders until their respective successors are duly elected and qualified. The votes cast for each director were as follows:

For election of Jay H. Shidler
Votes for: 39,881,769
Votes withheld: 323,105
Broker non-votes: 0
For election of J. Steven Wilson
Votes for: 39,723,209
Votes withheld: 481,665
Broker non-votes: 0
For election of Robert D. Newman
Votes for: 39,862,760
Votes withheld: 342,114
Broker non-votes: 0

In addition, the appointment of PricewaterhouseCoopers LLP, as independent auditors of the Company for the fiscal year ending December 31, 2007, was ratified at the meeting with 39,791,332 shares voting in favor, 302,863 shares voting against, 110,679 shares abstaining and zero broker non-votes.

Amendment No. 2 to the Company’s 2001 Stock Incentive Plan was approved at the meeting with 24,065,615 shares voting in favor, 6,283,182 shares voting against, 447,488 shares abstaining and 9,408,589 broker non-votes.

Michael W. Brennan, Michael G. Damone, and Kevin W. Lynch continue to serve as Class II directors until their present terms expire in 2008 and their successors are duly elected. John Rau, Robert J. Slater and W. Ed Tyler continue to serve as Class III directors until their present terms expire in 2009 and their successors are duly elected.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

a) Exhibits:

Exhibit
Number		Description

4	.1***	Supplemental Indenture No. 11 dated as of May 7, 2007 between the Operating Partnership and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company filed May 7, 2007, File No. 1-13102).
10	.1*	Amendment No. 2 to the Company’s 2001 Stock Incentive Plan.
10	.2***	Consultancy and Management Agreement between Jan Scheens BVBA and First Industrial- EU, Inc. dated July 10, 2007 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed July 25, 2007, File No. 1-13102).
10	.3***	Summary of U.S. Managing Director 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed July 25, 2007, File No. 1-13102).
31	.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

***	Previously filed

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
Scott A. Musil
Chief Accounting Officer
(Principal Accounting Officer)

Date: August 7, 2007

EXHIBIT INDEX

Exhibit
Number		Description

4	.1***	Supplemental Indenture No. 11 dated as of May 7, 2007 between the Operating Partnership and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company filed May 7, 2007, File No. 1-13102).
10	.1*	Amendment No. 2 to the Company’s 2001 Stock Incentive Plan.
10	.2***	Consultancy and Management Agreement between Jan Scheens BVBA and First Industrial- EU, Inc. dated July 10, 2007 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed July 25, 2007, File No. 1-13102).
10	.3***	Summary of U.S. Managing Director 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed July 25, 2007, File No. 1-13102).
31	.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

***	Previously filed