Form 10-Q
period 2007-09-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 2007-11-05
CIK 921825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Number of shares of Common Stock, $.01 par value, outstanding as of October 26, 2007: 44,674,228

FIRST INDUSTRIAL REALTY TRUST, INC.

Form 10-Q

For the Period Ended September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands, except share and per share data)

ASSETS
Assets:
Investment in Real Estate:
Land	$647,942	$558,425
Buildings and Improvements	2,608,618	2,626,284
Construction in Progress	78,671	35,019
Less: Accumulated Depreciation	(506,025)	(465,418)

Net Investment in Real Estate	2,829,206	2,754,310

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $6,591 and $9,688 at September 30, 2007 and December 31, 2006, respectively	55,325	115,961
Cash and Cash Equivalents	2,388	16,135
Restricted Cash	3,985	15,970
Tenant Accounts Receivable, Net	10,932	8,014
Investments in Joint Ventures	61,003	55,527
Deferred Rent Receivable, Net	31,955	28,839
Deferred Financing Costs, Net	16,103	15,210
Deferred Leasing Intangibles, Net	90,514	86,265
Prepaid Expenses and Other Assets, Net	153,870	128,168

Total Assets	$3,255,281	$3,224,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage Loans Payable, Net	$80,300	$77,926
Senior Unsecured Debt, Net	1,550,563	1,549,732
Unsecured Line of Credit	302,000	207,000
Accounts Payable, Accrued Expenses and Other Liabilities, Net	130,641	119,027
Deferred Leasing Intangibles, Net	20,723	19,486
Rents Received in Advance and Security Deposits	30,094	30,844
Leasing Intangibles Held For Sale, Net of Accumulated Amortization of $124 and $183 at September 30, 2007 and December 31, 2006, respectively	1,034	2,310
Dividends Payable	42,415	42,548

Total Liabilities	2,157,770	2,048,873

Commitments and Contingencies	—	—
Minority Interest	149,969	152,547
Stockholders’ Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized, 500, 250, 600 and 200 shares of Series F, G, J and K Cumulative Preferred Stock, respectively, issued and outstanding at September 30, 2007, having a liquidation preference of $100,000 per share ($50,000), $100,000 per share ($25,000), $250,000 per share ($150,000) and $250,000 per share ($50,000), respectively. At December 31, 2006, 10,000,000 shares authorized, 20,000, 500, 250, 600 and 200 shares of Series C, F, G, J and K Cumulative Preferred Stock, respectively, issued and outstanding, having a liquidation preference of $2,500 per share ($50,000), $100,000 per share ($50,000), $100,000 per share ($25,000), $250,000 per share ($150,000) and $250,000 per share ($50,000), respectively)
	—	—
Common Stock ($.01 par value, 100,000,000 shares authorized, 47,943,872 and 47,537,030 shares issued and 44,673,958 and 45,010,630 shares outstanding at September 30, 2007 and December 31, 2006, respectively)	480	475
Additional Paid-in-Capital	1,349,934	1,388,311
Distributions in Excess of Accumulated Earnings	(293,577)	(284,955)
Accumulated Other Comprehensive Loss	(9,301)	(10,264)
Treasury Shares at Cost (3,269,914 shares at September 30, 2007 and 2,526,400 shares at December 31, 2006)	(99,994)	(70,588)

Total Stockholders’ Equity	947,542	1,022,979

Total Liabilities and Stockholders’ Equity	$3,255,281	$3,224,399

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
		(Unaudited)
	(Dollars in thousands, except share and per share data)

Revenues:
Rental Income	$73,701	$62,650	$216,686	$182,060
Tenant Recoveries and Other Income	29,835	25,332	92,455	75,911
Revenues from Build to Suit Development for Sale	—	—	6,440	733
Contractor Revenues	5,381	—	14,789	—

Total Revenues	108,917	87,982	330,370	258,704

Expenses:
Property Expenses	33,707	29,666	99,488	87,210
General and Administrative	21,307	20,047	66,478	55,918
Depreciation and Other Amortization	41,337	32,702	117,870	97,413
Expenses from Build to Suit Development for Sale	—	—	6,131	666
Contractor Expenses	5,188	—	14,147	—

Total Expenses	101,539	82,415	304,114	241,207

Other Income/Expense:
Interest Income	930	446	1,415	1,345
Interest Expense	(30,196)	(31,622)	(89,764)	(90,853)
Amortization of Deferred Financing Costs	(828)	(603)	(2,472)	(1,826)
Mark-to-Market/Loss on Settlement of Interest Rate Protection Agreement	—	(2,942)	—	(3,112)
Loss From Early Retirement of Debt	(139)	—	(393)	—

Total Other Income/Expense	(30,233)	(34,721)	(91,214)	(94,446)

Loss from Continuing Operations Before Equity in Income of Joint Ventures, Income Tax Benefit and Income Allocated to Minority Interest	(22,855)	(29,154)	(64,958)	(76,949)
Equity in Income of Joint Ventures	6,376	4,747	23,633	12,019
Income Tax Benefit	2,839	4,381	4,955	11,286
Minority Interest Allocable to Continuing Operations	2,319	3,291	6,924	9,073

Loss from Continuing Operations	(11,321)	(16,735)	(29,446)	(44,571)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $59,637 and $65,368 for the Three Months Ended September 30, 2007 and 2006, respectively, and $174,436 and $171,390 for the Nine Months Ended September 30, 2007 and 2006, respectively)	62,430	72,520	186,047	189,298
Provision for Income Taxes Allocable to Discontinued Operations (Including $9,894 and $19,662 for the Three Months Ended September 30, 2007 and 2006, respectively, and $31,015 and $42,171 for the Nine Months Ended September 30, 2007 and 2006, respectively, allocable to Gain on Sale of Real Estate)	(10,473)	(21,261)	(33,585)	(44,811)
Minority Interest Allocable to Discontinued Operations	(6,531)	(6,659)	(19,195)	(18,870)

Income Before Gain on Sale of Real Estate	34,105	27,865	103,821	81,046
Gain on Sale of Real Estate	103	2,853	4,507	6,374
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(40)	(1,122)	(1,145)	(2,174)
Minority Interest Allocable to Gain on Sale of Sale Estate	(8)	(225)	(423)	(549)

Net Income	34,160	29,371	106,760	84,697
Less: Preferred Stock Dividends	(4,857)	(5,442)	(16,463)	(15,490)
Less: Redemption of Preferred Stock	—	—	(2,017)	(672)

Net Income Available to Common Stockholders	$29,303	$23,929	$88,280	$68,535

Basic and Diluted Earnings Per Share:
Loss from Continuing Operations	$(0.36)	$(0.47)	$(1.01)	$(1.30)

Income From Discontinued Operations	$1.03	$1.01	$3.00	$2.86

Net Income Available to Common Stockholders	$0.66	$0.54	$1.99	$1.56

Weighted Average Shares Outstanding	44,240	44,032	44,373	43,976

Dividends/Distribution Declared per Common Share Outstanding	$0.71	$0.70	$2.13	$2.10

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)
	(Dollars in thousands)

Net Income	$34,160	$29,371	$106,760	$84,697
Settlement of Interest Rate Protection Agreements	—	—	(4,261)	(1,729)
Mark to Market of Interest Rate Protection Agreements	(329)	(7,702)	3,886	(2,913)
Amortization of Interest Rate Protection Agreements	(189)	(218)	(728)	(668)
Foreign Currency Translation Adjustment, Net of Tax Provision	2,261	—	2,261	—
Other Comprehensive (Income) Loss Allocable to Minority Interest	(220)	1,029	(195)	692

Comprehensive Income	$35,683	$22,480	$107,723	$80,079

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	(Unaudited)
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$106,760	$84,697
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Allocation of Income to Minority Interest	12,694	10,346
Depreciation	91,507	90,511
Amortization of Deferred Financing Costs	2,472	1,826
Other Amortization	40,631	28,002
Provision for Bad Debt	2,801	1,912
Mark-to-Market of Interest Rate Protection Agreement	—	(16)
Equity in Income of Joint Ventures	(23,633)	(12,019)
Distributions from Joint Ventures	25,078	12,803
Gain on Sale of Real Estate	(178,943)	(177,764)
Loss on Early Retirement of Debt	393	—
Decrease in Developments and Build to Suit for Sale Costs	4,106	16,241
Decrease in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(9,510)	(14,940)
Increase in Deferred Rent Receivable	(7,975)	(7,857)
Increase in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	13,181	16,070
Decrease in Restricted Cash	(334)	—

Net Cash Provided by Operating Activities	79,228	49,812

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(545,904)	(651,333)
Net Proceeds from Sales of Investments in Real Estate	587,778	725,038
Contributions to and Investments in Joint Ventures	(23,804)	(24,425)
Distributions from Joint Ventures	15,673	10,877
Funding of Notes Receivable	(8,385)	—
Repayment of Notes Receivable	23,935	34,987
Decrease in Restricted Cash	12,337	7,665

Net Cash Provided By Investing Activities	61,630	102,809

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from the Issuance of Common Stock	567	1,542
Proceeds from the Issuance of Preferred Stock	—	192,897
Redemption of Preferred Stock	(50,014)	(182,156)
Repurchase of Restricted Stock	(3,922)	(2,660)
Dividends/Distributions	(110,334)	(107,804)
Preferred Stock Dividends	(16,310)	(12,574)
Purchase of Treasury Shares	(29,406)	—
Repayments on Mortgage Loans Payable	(34,904)	(11,973)
Debt Issuance Costs and Costs Incurred in Connection with the Early Retirement of Debt	(3,758)	(5,449)
Net Proceeds from Senior Unsecured Debt	149,595	374,306
Repayments of Senior Unsecured Debt	(150,000)	—
Other Costs of Senior Unsecured Debt	(4,261)	(7,539)
Proceeds from Unsecured Line of Credit	677,000	488,500
Repayments on Unsecured Line of Credit	(582,000)	(882,000)
Cash Book Overdraft.	3,142	3,765

Net Cash Used in Financing Activities	(154,605)	(151,145)

Net (Decrease) Increase in Cash and Cash Equivalents	(13,747)	1,476
Cash and Cash Equivalents, Beginning of Period	16,135	8,237

Cash and Cash Equivalents, End of Period	$2,388	$9,713

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	Organization and Formation of Company

First Industrial Realty Trust, Inc. (the “Company”) was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner with an approximate 87.3% and 87.0% ownership interest at September 30, 2007 and September 30, 2006, respectively. Minority interest at September 30, 2007 and September 30, 2006 of approximately 12.7% and 13.0%, respectively, represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

As of September 30, 2007, the Company owned 915 industrial properties (inclusive of developments in process) located in 28 states in the United States and one province in Canada, containing an aggregate of approximately 78.0 million square feet of gross leaseable area (“GLA”). Of the 915 industrial properties owned by the Company, 813 are held by the Operating Partnership and certain of its direct or indirect subsidiaries and 102 are held by limited partnerships in which the Operating Partnership is the limited partner, and in one case is also a general partner, and wholly-owned subsidiaries of the Company are general partners.

The Company, through separate wholly-owned limited liability companies of which the Operating Partnership or a wholly-owned entity of the Operating Partnership is the sole member, also owns minority equity interests in, and provides various services to, five joint ventures which invest in industrial properties (the “May 2003 Joint Venture”, the “March 2005 Joint Venture” , the “September 2005 Joint Venture”, the “March 2006 Co-Investment Program” and the “July 2006 Joint Venture”; together the “Joint Ventures”). The Company, through separate wholly-owned limited liability companies of which the Operating Partnership or a wholly-owned entity of the Operating Partnership is the sole member, also owned economic interests in and provided various services to a sixth joint venture, the “September 1998 Joint Venture.” On January 31, 2007, the Company purchased the 90% equity interest from the institutional investor in the September 1998 Joint Venture. Effective January 31, 2007, the assets and liabilities and results of operations of the September 1998 Joint Venture are consolidated with the Company since the Company effectively owns 100% of the equity interest. Prior to January 31, 2007, the September 1998 Joint Venture was accounted for under the equity method of accounting. The operating data of the Joint Ventures is not consolidated with that of the Company as presented herein.

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”) and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2006 audited financial statements included in the Company’s 2006 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

In order to conform with generally accepted accounting principles, management, in preparation of the Company’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2007 and December 31, 2006, and the reported amounts of revenues and expenses for each of the three and nine months ended September 30, 2007 and September 30, 2006. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of the financial position of the Company as of September 30, 2007 and December 31, 2006 and the results of its operations and comprehensive income for each of the three and nine

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended September 30, 2007 and September 30, 2006, and its cash flows for each of the nine months ended September 30, 2007 and September 30, 2006, and all adjustments are of a normal recurring nature.

Deferred Leasing Intangibles

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in the Company’s total assets consist of the following:

	September 30,	December 31,
	2007	2006

In-Place Leases	$88,661	$81,422
Less: Accumulated Amortization	(22,240)	(15,361)

	$66,421	$66,061

Above Market Leases	$6,282	$6,933
Less: Accumulated Amortization	(2,271)	(2,177)

	$4,011	$4,756

Tenant Relationships	$22,861	$16,657
Less: Accumulated Amortization	(2,779)	(1,209)

	$20,082	$15,448

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in the Company’s total liabilities consist of the following:

	September 30,	December 31,
	2007	2006

Below Market Leases	$29,216	$25,735
Less: Accumulated Amortization	(8,493)	(6,249)

	$20,723	$19,486

The fair value of in-place leases, above market leases, tenant relationships and below market leases recorded due to real estate acquisitions during the nine months ended September 30, 2007 was $22,528, $912, $9,773 and $(7,731), respectively. The fair value of in-place leases, above market leases, tenant relationships and below market leases recorded due to real estate acquisitions during the nine months ended September 30, 2006 was $27,232, $3,477, $15,328 and $(10,801), respectively.

Amortization expense related to deferred leasing intangibles was $14,583 and $8,788 for the nine months ended September 30, 2007 and September 30, 2006, respectively.

Build to Suit Development for Sale and General Contractor Revenues and Expenses

During 2007 and 2006, the Company, through the Company’s taxable REIT subsidiary (the “TRS”), entered into contracts with third parties to construct industrial properties. The build to suit for sale contracts require the purchase price to be paid at closing. The Company uses the percentage-of-completion contract method. Using this method, revenues are recorded based on estimates of the percentage of completion of individual contracts. The percentage of completion estimates are based on a comparison of the contract expenditures incurred to the estimated final costs. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

During 2007, the Company, through the TRS, acted as general contractor to construct industrial properties, including properties for the March 2005 Joint Venture. The Company uses the percentage-of-completion contract

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method. Using this method, profits are recorded based on estimates of the percentage of completion of individual contracts. The percentage of completion estimates are based on a comparison of the contract expenditures incurred to the estimated final costs. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Foreign Currency Transactions and Translation

At September 30, 2007, the Company owned one industrial property located in Toronto, Canada for which the functional currency was determined to be the Canadian dollar. The assets and liabilities of this industrial property are translated to U.S. dollars from the Canadian dollar based on the current exchange rate prevailing at each balance sheet date and any resulting translation adjustments are included in accumulated other comprehensive income (loss). The revenues and expenses of this property are translated into U.S. dollars using the average exchange rates prevailing during the periods presented.

Recent Accounting Pronouncements

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no affect on the Company’s financial statements. As of the adoption date, the Company had approximately $1.4 million of gross unrecognized tax benefits. The entire amount (with no federal effect) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. This entire amount relates to a single tax position regarding business loss carryforwards which the Company is currently litigating with the State of Michigan. During 2006, the Company paid $1.4 million, representing taxes and interest in dispute in order to pursue a full recovery of the amount paid through litigation. It is anticipated that this litigation will be resolved during 2007. It is the Company’s policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007 and for the nine months ended September 30, 2007, no interest or penalties have been accrued or incurred. The Company and its subsidiaries file U.S. federal income tax returns, as well as filing various returns in states and applicable localities where it holds properties. With few exceptions, its filed income tax returns are no longer subject to examination by taxing authorities for years before 2003.

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

3.	Investments in Joint Ventures and Management Services

During July 2007, the Company, through a wholly-owned limited liability company in which a wholly-owned company of the Operating Partnership is the sole member, entered into a management arrangement with an institutional investor to provide property management, leasing, acquisition, disposition and portfolio management services for industrial properties (the “July 2007 Fund”). The Company, through a wholly-owned limited liability company in which a wholly-owned company of the Operating Partnership is the sole member, does not own an equity interest in the July 2007 Fund, however is entitled to incentive payments if certain economic thresholds related to the industrial properties are achieved.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2007, the May 2003 Joint Venture owned 11 industrial properties comprising approximately 5.1 million square feet of GLA, the March 2005 Joint Venture owned 37 industrial properties comprising approximately 4.5 million square feet of GLA and several land parcels, the September 2005 Joint Venture owned 72 industrial properties comprising approximately 5.3 million square feet of GLA and several land parcels, the March 2006 Co-Investment Program owned 12 industrial properties comprising approximately 5.0 million square feet of GLA and the July 2006 Joint Venture owned several land parcels.

On January 31, 2007, the Company purchased the 90% equity interest from the institutional investor in the September 1998 Joint Venture. The Company paid $18,458 in cash and assumed $30,340 in mortgage loans payable. As of September 30, 2007, $24,268 of these mortgage loans payable were repaid (see Note 4).

On February 27, 2007, the Company redeemed the 85% equity interest in one property from the institutional investor in the May 2003 Joint Venture. In connection with the redemption, the Consolidated Operating Partnership assumed a $8,250 mortgage loan payable and $2,951 in other liabilities. The mortgage loan payable was subsequently paid off in February 2007 (see Note 4).

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

At September 30, 2007 and December 31, 2006, the Company has a receivable from the Joint Ventures of $7,547 and $7,967, respectively, which mainly relates to development, leasing, property management and asset management fees due to the Company from the Joint Ventures and reimbursement for development expenditures made by the TRS who is acting in the capacity of the general contractor for development projects for the March 2005 Joint Venture.

During the nine months ended September 30, 2007 and September 30, 2006, the Company invested the following amounts in, as well as received distributions from, its Joint Ventures and recognized fees from acquisition, disposition, leasing, development, general contractor, incentive, property management and asset management services from its Joint Ventures and the July 2007 Fund in the following amounts:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006

Contributions	$21,936	$21,477
Distributions	$40,751	$23,680
Fees	$20,569	$16,242

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit

The following table discloses certain information regarding the Company’s mortgage loans payable, senior unsecured debt and unsecured line of credit:

				Effective
	Outstanding		Interest	Interest
	Balance at		Rate at	Rate at
	September 30,	December 31,	September 30,	Issuance/
	2007	2006	2007	Assumption	Maturity Date

Mortgage Loans Payable, Net	$80,300	$77,926	5.35%-9.25%	4.58%-9.25%	December 2007- September 2024
Unamortized Premiums	(2,377)	(2,919)

Mortgage Loans Payable, Gross	$77,923	$75,007

Senior Unsecured Notes, Net
2007 Notes	$—	$149,998	N/A	N/A	05/15/07
2016 Notes	199,425	199,372	5.750%	5.91%	01/15/16
2017 Notes	99,902	99,895	7.500%	7.52%	12/01/17
2027 Notes	15,056	15,055	7.150%	7.11%	05/15/27
2028 Notes	199,836	199,831	7.600%	8.13%	07/15/28
2011 Notes	199,792	199,746	7.375%	7.39%	03/15/11
2012 Notes	199,373	199,270	6.875%	6.85%	04/15/12
2032 Notes	49,452	49,435	7.750%	7.87%	04/15/32
2009 Notes	124,926	124,893	5.250%	4.10%	06/15/09
2014 Notes	113,191	112,237	6.420%	6.54%	06/01/14
2011 Exchangeable Notes	200,000	200,000	4.625%	4.63%	09/15/11
2017 II Notes	149,610	—	5.950%	6.37%	05/15/17

Subtotal	$1,550,563	$1,549,732

Unamortized Discounts	14,507	15,338

Senior Unsecured Notes, Gross	$1,565,070	$1,565,070

Unsecured Line of Credit	$302,000	$207,000	7.858%	7.858%	09/28/12

During January 2007, in connection with the Company’s purchase of the 90% equity interest from the institutional investor of the September 1998 Joint Venture, the Company assumed a mortgage loan payable of $30,340. As of September 30, 2007 the Company has repaid $24,268 of this assumed mortgage loan payable. In February 2007, the Company assumed a mortgage loan payable of $8,250 in connection with the redemption of the 85% equity interest held by an institutional investor in a joint venture entity of the May 2003 Joint Venture that owned one property. The Company also repaid this mortgage loan payable in February 2007. In connection with the early repayment of the mortgage loans payable discussed above, the Company incurred prepayment penalties and a write-off of unamortized deferred financing fees totaling $265. On June 28, 2007, in conjunction with the sale of a property, the buyer assumed a mortgage loan payable of $769 from the Company.

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

The Company has maintained an unsecured revolving credit facility since 1997. On September 28, 2007, the Company, through the Operating Partnership, amended and restated its unsecured revolving credit facility (the “Unsecured Line of Credit”). The Unsecured Line of Credit matures on September 28, 2012, has a borrowing capacity of $500,000, with the right, subject to certain conditions, to increase the borrowing capacity up to $700,000 and bears interest at a floating rate of LIBOR plus 0.475%, or the Prime Rate, at the Company’s election. Initial borrowings under the Unsecured Line of Credit for the period September 28 through September 30, 2007 were Prime Rate based and bore interest at a weighted average interest rate of 7.86%. Effective October 4, 2007, the Company converted borrowings under the Unsecured Line of Credit to LIBOR based borrowings. At September 27, 2007, borrowings under the Company’s prior unsecured revolving credit facility, which were LIBOR based borrowings, bore interest at a weighted average interest rate of 6.12%. Up to $100,000 of the $500,000 capacity may be borrowed in foreign currencies, including the Canadian dollar, Euro, British Sterling and Japanese Yen. The net unamortized deferred financing fees related to the prior unsecured revolving credit facility and any additional deferred financing fees incurred in entering into the Unsecured Line of Credit on September 28, 2007 are being amortized over the life of the Unsecured Line of Credit, except for $128, which represents the write off of unamortized deferred financing costs associated with certain lenders who did not renew the line of credit and is included in loss from early retirement of debt. The Unsecured Line of Credit contains certain covenants including limitations on incurrence of debt and debt service coverage.

The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and the Unsecured Line of Credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2007	$6,569
2008	3,111
2009	132,959
2010	15,453
2011	407,269
Thereafter	1,379,632

Total	$1,944,993

Other Comprehensive Income:

In April 2006, the Company, through the Operating Partnership, entered into two interest rate protection agreements which fixed the interest rate on forecasted offerings of unsecured debt which it designated as cash flow hedges (the “April 2006 Agreements”). The April 2006 Agreements each had a notional value of $72,900 and were effective from November 28, 2006 through November 28, 2016. The April 2006 Agreements fixed the LIBOR rate at 5.537%. On May 1, 2007, the Company, through the Operating Partnership, settled the effective portion of the April 2006 Agreements for $4,261 which is included in other comprehensive income. The settlement amount of the April 2006 Agreements will be amortized over the life of the 2017 II Notes as an adjustment to interest expense.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2007, the July 2006 Joint Venture entered into two interest rate protection agreements to effectively convert floating rate debt to fixed rate debt on a portion of its line of credit. The hedge relationship is considered highly effective and for the three and nine months ended September 30, 2007, $3,294 of unrealized loss due to a change in values of the swap contracts was recognized in other comprehensive income (loss) by the July 2006 Joint Venture. The Company recorded its 10% share, which is shown as mark to market of interest rate protection agreements in other comprehensive income for the three and nine months ended September 30, 2007.

At September 30, 2007, the Company owned one industrial property located in Toronto, Canada for which the functional currency was determined to be the Canadian dollar. The assets and liabilities of this industrial property are translated to U.S. dollars from the Canadian dollar based on the current exchange rate prevailing at each balance sheet date and any resulting translation adjustments are included in accumulated other comprehensive income (loss).

In conjunction with certain issuances of senior unsecured debt, the Company entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt. In the next 12 months, the Company will amortize approximately $745 into net income by decreasing interest expense.

5.	Stockholders’ Equity

Preferred Stock

On June 6, 1997, the Company issued 2,000,000 Depositary Shares, each representing 1/100th of a share of the Company’s 8 5/8%, $0.01 par value, Series C Cumulative Preferred Stock (the “Series C Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. On or after June 6, 2007, the Series C Preferred Stock became redeemable for cash at the option of the Company, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Company redeemed the Series C Preferred Stock on June 7, 2007, at a redemption price of $25.00 per Depositary Share, and paid a prorated second quarter dividend of $0.40729 per Depositary Share, totaling approximately $815. Due to the redemption of the Series C Preferred Stock, the initial offering costs associated with the issuance of the Series C Preferred Stock of $2,017 were reflected as a deduction from net income to arrive at net income available to common stockholders in determining earnings per share for the nine months ended September 30, 2007.

Shares of Common Stock

During the nine months ended September 30, 2007, 67,306 limited partnership interests in the Operating Partnership (“Units”) were converted into an equivalent number of shares of the Company’s common stock.

Treasury Stock

In March 2000, the Company’s Board of Directors authorized a stock repurchase plan pursuant to which the Company was permitted to purchase up to $100,000 of the Company’s outstanding common stock. The Company completed its previous common stock repurchase program by buying 743,514 shares of its common stock during the three months ended September 30, 2007 at an average price per share of $39.55, including brokerage commissions. In September 2007, the Company’s Board of Directors authorized a new $100,000 common stock repurchase program. The Company may make purchases from time to time in the open market or in privately negotiated transactions, depending on market and business conditions.

Non-Qualified Employee Stock Options:

During the nine months ended September 30, 2007, certain employees of the Company exercised 19,600 non-qualified employee stock options. Net proceeds to the Company were approximately $613.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock:

During the nine months ended September 30, 2007, the Company awarded 442,008 shares of restricted common stock to certain employees and 15,211 shares of restricted common stock to certain directors. These shares of restricted common stock had a fair value of approximately $21,489 on the date of approval. The restricted common stock awarded to employees generally vests over a three year period and the restricted common stock awarded to directors generally vests over a three to ten year period. Compensation expense will be charged to earnings over the respective vesting period for the shares expected to vest.

Dividend/Distributions:

The following table summarizes dividends/distributions accrued during the nine months ended September 30, 2007:

	Nine Months Ended
	September 30, 2007
	Dividend/	Total
	Distribution	Dividend/
	per Share/Unit	Distribution

Common Stock/Operating Partnership Units	$2.13	$110,047
Series C Preferred Stock	$94.64	$1,893
Series F Preferred Stock	$4,677.00	$2,339
Series G Preferred Stock	$5,427.00	$1,357
Series J Preferred Stock	$13,593.90	$8,155
Series K Preferred Stock	$13,593.90	$2,719

6.	Acquisition of Real Estate

During the nine months ended September 30, 2007, the Company acquired 101 industrial properties comprising approximately 7.0 million square feet of GLA and several land parcels, including 41 industrial properties comprising approximately 1.3 million square feet of GLA in connection with the purchase of the 90% equity interest from the institutional investor of the September 1998 Joint Venture and one industrial property comprising 0.3 million square feet of GLA in connection with the redemption of the 85% equity interest in one property from the institutional investor in the May 2003 Joint Venture (see Note 3). The purchase price of these acquisitions totaled approximately $404,894, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

7.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

During the nine months ended September 30, 2007, the Company sold 129 industrial properties comprising approximately 10.2 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 129 industrial properties and several land parcels were approximately $647,721. The gain on sale of real estate was approximately $178,943. One hundred and twenty-seven of the 129 sold industrial properties meet the criteria established by Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS 144”) to be included in discontinued operations. Therefore, in accordance with FAS 144, the results of operations and gain on sale of real estate, net of income taxes, for 127 of the 129 sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate, net of income taxes, for two properties and several land parcels that do not meet the criteria established by FAS 144, are included in continuing operations.

At September 30, 2007, the Company had ten industrial properties comprising approximately 1.6 million square feet of GLA held for sale. In accordance with FAS 144, the results of operations of the ten industrial

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

properties held for sale at September 30, 2007 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

Income from discontinued operations, net of income taxes, for the three and nine months ended September 30, 2006 reflects the results of operations of 127 industrial properties that were sold during the nine months ended September 30, 2007, the results of operations of 125 industrial properties that were sold during the year ended December 31, 2006, the results of operations of the ten industrial properties identified as held for sale at September 30, 2007 and the gain on sale of real estate relating to 93 industrial properties that were sold during the nine months ended September 30, 2006.

The following table discloses certain information regarding the industrial properties included in discontinued operations by the Company for the three and nine months ended September 30, 2007 and September 30, 2006:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Total Revenues	$6,139	$19,170	$28,782	$55,573
Property Expenses	(2,107)	(5,314)	(9,388)	(17,431)
Depreciation and Amortization	(1,239)	(6,704)	(7,783)	(20,234)
Provision for Income Taxes Allocable to Operations	(579)	(1,599)	(2,570)	(2,640)
Gain on Sale of Real Estate	59,637	65,368	174,436	171,390
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(9,894)	(19,662)	(31,015)	(42,171)

Income from Discontinued Operations Before Minority Interest	$51,957	$51,259	$152,462	$144,487

In conjunction with certain property sales, the Company provided seller financing. At September 30, 2007 and December 31, 2006, the Company had mortgage notes receivable and accrued interest outstanding of approximately $26,752 and $0, respectively, which is included as a component of prepaid expenses and other assets.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006

Interest paid, net of capitalized interest	$91,166	$80,693

Capitalized interest	$5,846	$4,225

Supplemental schedule of noncash investing and financing activities:
Distribution payable on common stock/Units	$36,326	$36,053

Distribution payable on preferred stock	$6,089	$6,674

Exchange of units for common stock:
Minority interest	$(1,594)	$(2,041)
Common Stock	1	1
Additional paid-in-capital	1,593	2,040

	$—	$—

In conjunction with the property and land acquisitions, the following assets and liabilities were assumed:
Accounts payable and accrued expenses	$(5,873)	$(1,795)

Issuance of Operating Partnership Units	$—	$(1,288)

Mortgage Debt	$(38,590)	$(7,765)

Write-off of fully depreciated assets	$29,873	$20,977

In conjunction with certain property sales, the Company provided seller financing or assigned a mortgage loan payable:
Notes Receivable	$42,172	$11,200

Mortgage Note Payable	$769	$—

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings Per Share (“EPS”)

The computation of basic and diluted EPS is presented below:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Numerator:
Loss from Continuing Operations	$(11,321)	$(16,735)	$(29,446)	$(44,571)
Gain on Sale of Real Estate, Net of Minority Interest and Income Taxes	55	1,506	2,939	3,651
Less: Preferred Stock Dividends	(4,857)	(5,442)	(16,463)	(15,490)
Less: Redemption of Preferred Stock	—	—	(2,017)	(672)

Loss from Continuing Operations Available to Common Stockholders, Net of Minority Interest and Income Taxes — For Basic and Diluted EPS	(16,123)	(20,671)	(44,987)	(57,082)
Discontinued Operations, Net of Minority Interest and Income Taxes	45,426	44,600	133,267	125,617

Net Income Available to Common Stockholders — For Basic and Diluted EPS	$29,303	$23,929	$88,280	$68,535

Denominator:
Weighted Average Shares — Basic and Diluted	44,240,206	44,031,936	44,373,126	43,975,588

Basic and Diluted EPS:
Loss from Continuing Operations Available to Common Stockholders, Net of Minority Interest and Income Taxes	$(0.36)	$(0.47)	$(1.01)	$(1.30)

Discontinued Operations, Net of Minority Interest and Income Taxes	$1.03	$1.01	$3.00	$2.86

Net Income Available to Common Stockholders	$0.66	$0.54	$1.99	$1.56

Unvested restricted stock shares aggregating 480,845 and 109,788 for the three months ended September 30, 2007 and 2006, respectively, and 422,206 and 117,991 for the nine months ended September 30, 2007 and 2006, respectively, were antidilutive, and accordingly, were excluded from dilution computations.

Options to purchase common stock of 362,376 and 445,289 were outstanding as of September 30, 2007 and 2006, respectively. All of the options outstanding at September 30, 2007 and 2006 were antidilutive, and accordingly, were excluded from dilution computations.

The $200,000 of senior unsecured debt (the “2011 Exchangeable Notes”) issued during 2006, which are convertible into common shares of the Company at the price of $50.93, were not included in the computation of diluted EPS as the Company’s average stock price did not exceed the strike price of the conversion feature.

The number of weighted average shares — diluted is the same as the number of weighted average shares — basic for the three and nine months September 30, 2007 and September 30, 2006 as the dilutive effect of stock options and restricted stock was excluded because its inclusion would have been anti-dilutive to the loss from continuing operations available to common stockholders, net of minority interest. If the Company had income from continuing operations available to common stockholders, net of minority interest, the dilutive stock options and restricted stock that would be added to the denominator of weighted average shares-basic would have been 134,428 and 201,046, respectively, for the

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three months ended September 30, 2007 and 2006 and 187,339 and 183,800, respectively, for the nine months ended September 30, 2007 and 2006.

10.	Stock Based Compensation

The Company recognized $3,403 and $2,487 for the three months ended September 30, 2007 and 2006, respectively, and $10,657 and $7,112 for the nine months ended September 30, 2007 and 2006, respectively, in compensation expense related to restricted stock awards, of which $565 and $242 was capitalized for the three months ended September 30, 2007 and 2006, respectively, and $1,285 and $708 was capitalized for the nine months ended September 30, 2007 and 2006, respectively, in connection with development activities. At September 30, 2007, the Company has $27,270 in unrecognized compensation related to unvested restricted stock awards. The weighted average period that the unrecognized compensation is expected to be incurred is 1.4 years. The Company has not awarded options to employees or directors of the Company during the nine months ended September 30, 2007 and September 30, 2006.

Stock option transactions for the nine months ended September 30, 2007 are summarized as follows:

		Weighted
		Average	Exercise	Aggregate
		Exercise	Price	Intrinsic
	Shares	Price	per Share	Value

Outstanding at December 31, 2006	381,976	$31.65	$25.13-$33.15	$5,823
Exercised	(19,600)	$31.27	$30.38-$33.13	$230

Outstanding at September 30, 2007	362,376	$31.67	$25.13-$33.15	$4,187

The following table summarizes currently outstanding and exercisable options as of September 30, 2007:

	Number	Weighted	Weighted
	Outstanding	Average	Average
	and	Remaining	Exercise
Range of Exercise Price	Exercisable	Contractual Life	Price

$25.13-$30.53	103,676	3.57	$29.82
$31.05-$33.15	258,700	2.68	$32.40

11.	Commitments and Contingencies

In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.

The Company has committed to the construction of several development projects totaling approximately 2.7 million square feet of GLA. The estimated total construction costs are approximately $127,430. Of this amount, approximately $83,874 remains to be funded. There can be no assurance the actual completion cost will not exceed the estimated completion cost stated above.

At September 30, 2007, the Company had 23 letters of credit outstanding in the aggregate amount of $9,444. These letters of credit expire between February 2008 and January 2010.

12.	Subsequent Events

From October 1, 2007 to October 26, 2007, the Company acquired several land parcels for a purchase price of approximately $6,309, excluding costs incurred in conjunction with the acquisition of these land parcels.

On October 15, 2007, the Company and the Operating Partnership paid a third quarter 2007 dividend/distribution of $0.71 per common share/Unit, totaling approximately $36,326.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of First Industrial Realty Trust, Inc.’s (the “Company”) financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to, changes in: national, international, regional and local economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of financing, interest rates, competition, supply and demand for industrial properties in the Company’s current and proposed market areas, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs and changes in general accounting principles, policies and guidelines applicable to real estate investment trusts and risks related to doing business internationally (including foreign currency exchange risks). These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in Item 1A, “Risk Factors,” in the Company’s 2006 Form 10-K, and in the Company’s subsequent filings with the Securities and Exchange Commission.

GENERAL

The Company was organized in the state of Maryland on August 10, 1993. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code (the “Code”). The Company’s operations are conducted primarily through First Industrial, L.P. (the “Operating Partnership”) of which the Company is the sole general partner with an approximate 87.3% ownership interest at September 30, 2007. Minority interest in the Company at September 30, 2007 represents the approximate 12.7% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

As of September 30, 2007, the Company owned 915 industrial properties (inclusive of developments in process) located in 28 states and one province in Canada, containing an aggregate of approximately 78.0 million square feet of gross leaseable area (“GLA”). Of the 915 industrial properties owned by the Company, 813 are held by the Operating Partnership and certain of its direct or indirect subsidiaries and 102 are held by limited partnerships in which the Operating Partnership is the limited partner, and in one case is also a general partner, and wholly-owned subsidiaries of the Company are the general partners.

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

The Company also generates income from the sale of its and its joint ventures’ properties (including existing buildings, buildings which the Company or its joint ventures have developed or re-developed on a merchant basis, and land). The Company itself and through its various joint ventures is continually engaged in, and its income growth is dependent in part on, systematically redeploying capital from properties and other assets with lower yield potential into properties and other assets with higher yield potential. As part of that process, the Company and its joint ventures sell, on an ongoing basis, select stabilized properties or land or properties offering lower potential returns relative to their market value. The gain/loss on, and fees from, the sale of such properties are included in the Company’s income and are a significant source of funds, in addition to revenues generated from rental income and tenant recoveries, for the Company’s distributions. Also, a significant portion of the Company’s proceeds from such sales is used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond the control of the Company. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of the Company’s and its joint ventures’ properties. Further, the Company’s ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If the Company and its joint ventures were unable to sell properties on favorable terms, the Company’s income growth would be limited and its financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

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

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

The Company’s net income available to common stockholders was $88.3 million and $68.5 million for the nine months ended September 30, 2007 and 2006, respectively. Basic and diluted net income available to common stockholders were $1.99 per share for the nine months ended September 30, 2007 and $1.56 per share for the nine months ended September 30, 2006.

The tables below summarize the Company’s revenues, property expenses and depreciation and other amortization by various categories for the nine months ended September 30, 2007 and September 30, 2006. Same store properties are properties owned prior to January 1, 2006 and held as an operating property through September 30, 2007 and developments and redevelopments that were stabilized (generally defined as 90% occupied) prior to January 1, 2006 or were substantially completed for 12 months prior to January 1, 2006. Acquired properties are properties that were acquired subsequent to December 31, 2005 and held as an operating property through September 30, 2007. Sold properties are properties that were sold subsequent to December 31, 2005. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2006 or b) stabilized prior to January 1, 2006. Other revenues are derived from the operations of the Company’s maintenance company, fees earned from the Company’s joint ventures, and other miscellaneous revenues. Revenues and expenses from build to suit development for sale represent fees earned and expenses incurred for developing properties for third parties. Contractor revenues and expenses represent revenues earned and expenses incurred in connection with the Company’s taxable REIT subsidiary (the “TRS”) acting as general contractor to construct industrial properties, including industrial properties for the March 2005 Joint Venture. Other expenses are derived from the operations of the Company’s maintenance company and other miscellaneous regional expenses.

The Company’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Company’s future revenues and expenses may vary materially from historical rates.

At September 30, 2007 and 2006, the occupancy rates of the Company’s same store properties were 94.0% and 90.9%, respectively.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$237,744	$225,596	$12,148	5.4%
Acquired Properties	41,495	9,982	31,513	315.7%
Sold Properties	23,474	51,559	(28,085)	(54.5)%
(Re)Developments and Land, Not Included Above	5,389	4,312	1,077	25.0%
Other	29,821	22,095	7,726	35.0%

	$337,923	$313,544	$24,379	7.8%
Discontinued Operations	(28,782)	(55,573)	26,791	(48.2)%

Subtotal Revenues	$309,141	$257,971	$51,170	19.8%

Revenues from Build to Suit Developments for Sale	6,440	733	5,707	778.6%
Contractor Revenues	14,789	—	14,789	—

Total Revenues	$330,370	$258,704	$71,666	27.7%

Revenues from same store properties increased by $12.1 million due primarily to an increase in same store property occupancy rates. Revenues from acquired properties increased $31.5 million due to the 192 industrial properties acquired subsequent to December 31, 2005 totaling approximately 17.5 million square feet of GLA. Revenues from sold properties decreased $28.1 million due to the 254 industrial properties sold subsequent to December 31, 2005 totaling approximately 27.3 million square feet of GLA. Revenues from (re)developments and land increased $1.1 million due to an increase in occupancy. Other revenues increased by approximately $7.7 million due primarily to an increase in joint venture fees and fees earned related to the Company assigning its interest in certain purchase contracts to third parties for consideration. Revenues from build to suit development for sale increased $5.7 million due to increased development activity. Contractor revenues for the nine months ended September 30, 2007 represent revenues earned on construction projects for which the TRS acted as general contractor.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006	$ Change	% Change
	($ in 000’s)

PROPERTY EXPENSES
Same Store Properties	$75,688	$72,635	$3,053	4.2%
Acquired Properties	9,903	2,286	7,617	333.2%
Sold Properties	7,416	15,055	(7,639)	(50.7)%
(Re) Developments and Land, Not Included Above	3,044	3,003	41	1.4%
Other	12,825	11,662	1,163	10.0%

	$108,876	$104,641	$4,235	4.0%
Discontinued Operations	(9,388)	(17,431)	8,043	(46.1)%

Subtotal Property Expenses	$99,488	$87,210	$12,278	14.1%

Expenses from Build to Suit Development for Sale	6,131	666	5,465	820.6%
Contractor Expenses	14,147	—	14,147	—

Total Property Expenses	$119,766	$87,876	$31,890	36.3%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, other property related expenses, expenses from build to suit development for sale, and contractor expenses. Property expenses from same store properties increased $3.1 million due primarily to an increase in real estate taxes due to a reassessment of values of certain properties of the Company, as well as an increase in repairs and maintenance. Property expenses from acquired properties increased by $7.6 million due to properties acquired subsequent to December 31, 2005. Property expenses from sold properties decreased by $7.6 million due to properties sold subsequent to December 31, 2005. Property expenses from (re)developments and land remained relatively unchanged. The $1.2 million increase in other expense is primarily attributable to increases in employee compensation partially offset by a gain related to insurance reimbursements becoming realizable related to roof damage that occurred on a property in May, 2007. Expenses from build to suit development for sale increased $5.5 million due to increased development activity. Contractor expenses for the nine months ended September 30, 2007 represent expenses incurred on construction projects for which the TRS acted as general contractor.

General and administrative expense increased by approximately $10.6 million, or 18.9%, due primarily to increases in employee compensation related to compensation for additional employees as well as an increase in incentive compensation.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006	$ Change	% Change
	($ in 000’s)

DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$85,737	$83,970	$1,767	2.1%
Acquired Properties	29,654	8,429	21,225	251.8%
Sold Properties	6,126	17,037	(10,911)	(64.0)%
(Re) Developments and Land, Not Included Above	2,735	6,870	(4,135)	(60.2)%
Corporate Furniture, Fixtures and Equipment	1,401	1,341	60	4.5%

	$125,653	$117,647	$8,006	6.8%
Discontinued Operations	(7,783)	(20,234)	12,451	(61.5)%

Total Depreciation and Other Amortization	$117,870	$97,413	$20,457	21.0%

Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased by $21.2 million due to properties acquired subsequent to December 31, 2005. Depreciation and other amortization from sold properties decreased by $10.9 million due to properties sold subsequent to December 31, 2005. Depreciation and other amortization for (re)developments and land decreased by $4.1 million due primarily to accelerated depreciation recognized for the nine months ended September 30, 2006 on one property in Columbus, OH which was razed during 2006.

Interest income remained relatively unchanged.

Interest expense decreased by approximately $1.1 million primarily due to a decrease in the weighted average interest rate for the nine months ended September 30, 2007 (6.50%), as compared to the nine months ended September 30, 2006 (6.77%) and due to an increase in capitalized interest for the nine months ended September 30, 2007 due to an increase in development activities, partially offset by an increase in the weighted average debt balance outstanding for the nine months ended September 30, 2007 ($1,967.9 million), as compared to the nine months ended September 30, 2006 ($1,878.0 million).

Amortization of deferred financing costs increased by $0.6 million, or 35.4%, due primarily to financing fees incurred associated with the issuance of $200.0 million of senior unsecured debt in September 2006.

In October 2005, the Company, through the TRS, entered into an interest rate protection agreement which hedged the change in value of a build to suit development project the Company was constructing. This interest rate protection agreement had a notional value of $50 million, was based on the three month LIBOR rate, had a strike rate of 4.8675%, had an effective date of December 30, 2005 and a termination date of December 30, 2010. Per Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” fair value and cash flow hedge accounting for hedges of non-financial assets and liabilities is limited to hedges of the risk of changes in the market price of the entire hedged item because changes in the price of an ingredient or component of a non-financial item generally do not have a predictable, separately measurable effect on the price of the item. Since the interest rate protection agreement is hedging a component of the change in value of the build to suit development, the interest rate protection agreement does not qualify for hedge accounting and the change in value of the interest rate protection agreement will be recognized immediately in net income as opposed to other comprehensive income. On January 5, 2006, the Company, through the TRS, settled the interest rate protection agreement for a payment of $0.2 million. Included in Mark-to-Market/Loss on Settlement of Interest Rate Protection Agreement for the nine months ended September 30, 2006 is the settlement and mark-to-market of the interest rate protection agreement.

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

The Company recognized a $0.4 million loss from early retirement of debt for the nine months ended September 30, 2007. This includes $0.1 million write-off of financing fees associated with the Company’s previous line of credit agreement which was amended and restated on September 28, 2007. The loss from early retirement of debt also includes $0.3 million due to early payoffs on mortgage loans.

Equity in income of joint ventures increased by $11.6 million primarily due to the Company’s economic share of the gains and earn outs on property sales from the March 2005 Joint Venture and the September 2005 Joint Venture during the nine months ended September 30, 2007.

The year to date income tax provision (included in continuing operations, discontinued operations and gain of sale) decreased $5.9 million, in the aggregate, due primarily to a decrease in gains on sale and an increase in general and administrative expense within the TRS, partially offset by an increase in joint venture fees and equity in income of joint ventures and a decrease in interest expense.

The $4.5 million gain on sale of real estate for the nine months ended September 30, 2007, resulted from the sale of two industrial properties and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $6.4 million gain on sale of real estate for the nine months ended September 30, 2006, resulted from the sale of several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Company for the nine months ended September 30, 2007 and September 30, 2006.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006
	($ in 000’s)

Total Revenues	$28,782	$55,573
Property Expenses	(9,388)	(17,431)
Depreciation and Amortization	(7,783)	(20,234)
Provision for Income Taxes Allocable to Operations	(2,570)	(2,640)
Gain on Sale of Real Estate	174,436	171,390
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(31,015)	(42,171)

Income from Discontinued Operations	$152,462	$144,487

Income from discontinued operations (net of income taxes) for the nine months ended September 30, 2007 reflects the results of operations and gain on sale of real estate, net of income taxes, relating to 127 industrial properties that were sold during the nine months ended September 30, 2007 and the results of operations of ten properties that were identified as held for sale at September 30, 2007.

Income from discontinued operations (net of income taxes) for the nine months ended September 30, 2006 reflects the results of operations of the 127 industrial properties that were sold during the nine months ended September 30, 2007, the results of operations of 125 industrial properties that were sold during the year ended December 31, 2006, the results of operations of the ten industrial properties identified as held for sale at September 30, 2007 and gain on sale of real estate relating to 93 industrial properties that were sold during the nine months ended September 30, 2006.

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006

The Company’s net income available to common stockholders was $29.3 million and $23.9 million for the three months ended September 30, 2007 and 2006, respectively. Basic and diluted net income available to common stockholders were $0.66 per share for the three months ended September 30, 2007 and $0.54 per share for the three months ended September 30, 2006.

The tables below summarize the Company’s revenues, property expenses and depreciation and other amortization by various categories for the three months ended September 30, 2007 and September 30, 2006. Same store properties are properties owned prior to January 1, 2006 and held as an operating property through September 30, 2007 and developments and redevelopments that were stabilized (generally defined as 90% occupied) prior to January 1, 2006 or were substantially completed for 12 months prior to January 1, 2006. Acquired properties are properties that were acquired subsequent to December 31, 2005 and held as an operating property through September 30, 2007. Sold properties are properties that were sold subsequent to December 31, 2005. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2006 or b) stabilized prior to January 1, 2006. Other revenues are derived from the operations of the Company’s maintenance company, fees earned from the Company’s joint ventures, and other miscellaneous revenues. Revenues and expenses from build to suit development for sale represent fees earned and expenses incurred for developing properties for third parties. Contractor revenues and expenses represent revenues earned and expenses incurred in connection with the TRS acting as general contractor to construct industrial properties, including industrial properties for the March 2005 Joint Venture. Other expenses are derived from the operations of the Company’s maintenance company and other miscellaneous regional expenses.

The Company’s future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. The Company’s future revenues and expenses may vary materially from historical rates.

At September 30, 2007 and 2006, the occupancy rates of the Company’s same store properties were 94.0% and 90.9%, respectively.

	Three Months	Three Months
	Ended	Ended
	September 30, 2007	September 30, 2006	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$79,681	$75,769	$3,912	5.2%
Acquired Properties	14,848	5,538	9,310	168.1%
Sold Properties	4,258	17,326	(13,068)	(75.4)%
(Re)Developments and Land, Not Included Above	2,058	1,481	577	39.0%
Other	8,830	7,038	1,792	25.5%

	109,675	107,152	2,523	2.4%
Discontinued Operations	(6,139)	(19,170)	13,031	(68.0)%

Subtotal Revenues	103,536	87,982	15,554	17.7%

Contractor Revenues	5,381	—	5,381	—

Total Revenues	$108,917	$87,982	$20,935	23.8%

Revenues from same store properties increased by $3.9 million due primarily to an increase in same store property occupancy rates. Revenues from acquired properties increased $9.3 million due to the 192 industrial properties acquired subsequent to December 31, 2005 totaling approximately 17.5 million square feet of GLA. Revenues from sold properties decreased $13.1 million due to the 254 industrial properties sold subsequent to December 31, 2005 totaling approximately 27.3 million square feet of GLA. Revenues from (re)developments and land increased $0.6 million due to an increase in occupancy. Other revenues increased by approximately $1.8 million due primarily to an increase in joint venture fees. Contractor revenues for the three months ended September 30, 2007 represent revenues earned on construction projects for which the TRS acted as general contractor.

	Three Months	Three Months
	Ended	Ended
	September 30, 2007	September 30, 2006	$ Change	% Change
	($ in 000’s)

PROPERTY EXPENSES
Same Store Properties	$25,508	$24,297	$1,211	5.0%
Acquired Properties	3,964	1,264	2,700	213.6%
Sold Properties	1,571	4,720	(3,149)	(66.7)%
(Re)Developments and Land, Not Included Above	874	605	269	44.5%
Other	3,897	4,094	(197)	(4.8)%

	35,814	34,980	834	2.4%
Discontinued Operations	(2,107)	(5,314)	3,207	(60.4)%

Subtotal Property Expenses	33,707	29,666	4,041	13.6%

Contractor Expenses	5,188	—	5,188	—

Total Property Expenses	$38,895	$29,666	$9,229	31.1%

Property expenses from same store properties increased $1.2 million due primarily to an increase in bad debt reserve and an increase in real estate taxes due to a reassessment of values of certain properties of the Company. Property expenses from acquired properties increased by $2.7 million due to properties acquired subsequent to December 31, 2005. Property expenses from sold properties decreased by $3.1 million due to properties sold subsequent to December 31, 2005. Property expenses from (re)developments and land remained relatively unchanged. Other property expense remained relatively unchanged. Contractor expenses for the three months ended September 30, 2007, represent expenses incurred on construction projects for which the TRS acted as general contractor.

General and administrative expense increased by approximately $1.3 million, or 6.3%, due primarily to an increase in expenses related to professional services.

	Three Months	Three Months
	Ended	Ended
	September 30, 2007	September 30, 2006	$ Change	% Change
	($ in 000’s)

DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$28,675	$27,904	$771	2.8%
Acquired Properties	11,729	4,474	7,255	162.2%
Sold Properties	679	5,637	(4,958)	(88.0)%
(Re)Developments and Land, Not Included Above	1,054	914	140	15.3%
Corporate Furniture, Fixtures and Equipment	439	477	(38)	(8.0)%

	42,576	39,406	3,170	8.0%
Discontinued Operations	(1,239)	(6,704)	5,465	(81.5)%

Total Depreciation and Other Amortization	$41,337	$32,702	$8,635	26.4%

Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased by $7.3 million due to properties acquired subsequent to December 31, 2005. Depreciation and other amortization from sold properties decreased by $5.0 million due to properties sold subsequent to December 31, 2005. Depreciation and other amortization for (re)developments and land remained relatively unchanged.

Interest income increased by $0.5 million due primarily to an increase in the average mortgage loans receivable outstanding during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006.

Interest expense decreased by approximately $1.4 million primarily due to a decrease in the weighted average interest rate for the three months ended September 30, 2007 (6.38%), as compared to the three months ended September 30, 2006 (6.75%) and due to an increase in capitalized interest for the three months ended September 30, 2007 due to an increase in development activities, partially offset by an increase in the weighted average debt balance outstanding for the three months ended September 30, 2007 ($2,030.3 million), as compared to the three months ended September 30, 2006 ($1,920.2 million).

Amortization of deferred financing costs increased by approximately $0.2 million, or 37.3%, due primarily to financing fees incurred associated with the issuance of $200.0 million of senior unsecured debt in September 2006.

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

The Company recognized a $0.1 million loss from early retirement of debt for the three months ended September 30, 2007 due to the write-off of financing fees associated with the Company’s previous line of credit agreement which was amended and restated on September 28, 2007 and early payoffs on mortgage loans.

Equity in income of joint ventures increased by approximately $1.6 million due primarily to the Company’s economic share of gains and earn outs on property sales from the March 2005 Joint Venture during the three months ended September 30, 2007, partially offset by a decrease in the Company’s economic share of gains and earn outs on property sales from the September 2005 Joint Venture during the three months ended September 30, 2007.

The income tax provision for the three months ended September 30, 2007 (included in continuing operations, discontinued operations, and gain of sale) decreased $10.3 million, in the aggregate, due primarily to a decrease in gains on sale and an increase in general and administrative expense within the TRS, partially offset by an increase in joint venture fees and a decrease in interest expense.

The $0.1 million gain on sale of real estate for the three months ended September 30, 2007 resulted from the sale of one industrial property and several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations. The $2.9 million gain on sale of real estate for the three months ended September 30, 2006 resulted from the sale of several land parcels that do not meet the criteria established by FAS 144 for inclusion in discontinued operations.

The following table summarizes certain information regarding the industrial properties included in discontinued operations by the Company for the three months ended September 30, 2007 and September 30, 2006.

	Three Months	Three Months
	Ended	Ended
	September 30, 2007	September 30, 2006
	($ in 000’s)

Total Revenues	$6,139	$19,170
Property Expenses	(2,107)	(5,314)
Depreciation and Amortization	(1,239)	(6,704)
Provision for Income Taxes Allocable to Operations	(579)	(1,599)
Gain on Sale of Real Estate	59,637	65,368
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(9,894)	(19,662)

Income from Discontinued Operations Before Minority Interest	$51,957	$51,259

Income from discontinued (net of income taxes) operations for the three months ended September 30, 2007 reflects the results of operations and gain on sale of real estate, relating to 43 industrial properties that were sold during the three months ended September 30, 2007 and the results of operations of ten properties that were identified as held for sale at September 30, 2007.

Income from discontinued operations (net of income taxes) for the three months ended September 30, 2006 reflects the results of operations of the 43 industrial properties that were sold during the three months ended September 30, 2007, the results of operations of 125 industrial properties that were sold during the year ended December 31, 2006, the results of operations of the ten industrial properties identified as held for sale at September 30, 2007 and gain on sale of real estate relating to 28 industrial properties that were sold during the three months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, the Company’s cash and restricted cash was approximately $2.4 and $4.0 million, respectively. Restricted cash is primarily comprised of cash held in escrow in connection with mortgage debt requirements and gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as the Company exchanges industrial properties under Section 1031 of the Code.

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

The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional equity securities. On April 30, 2007 the Company filed a registration statement with the Securities and Exchange Commission covering an indefinite number or amount of securities to be issued in the following three years.

The Company also may finance the development or acquisition of additional properties through borrowings under the Company’s $500.0 million unsecured revolving credit facility (“Unsecured Line of Credit”). The Company, through the Operating Partnership, entered into the Unsecured Line of Credit on September 28, 2007. The Unsecured Line of Credit bears interest at a floating rate of LIBOR plus .475%, or the Prime Rate, at the Company’s election. Initial borrowings under the Unsecured Line of Credit for the period September 28 through September 30, 2007 were Prime Rate based and bore interest at a weighted average interest rate of 7.86%. Effective October 4, 2007, the Company converted borrowings under the Unsecured Line of Credit to LIBOR based borrowings. At September 27, 2007, borrowings under the Company’s prior unsecured revolving credit facility, which were LIBOR based borrowings, bore interest at a weighted average interest rate of 6.12%. As of October 26, 2007 the Company had approximately $106.4 million available for additional borrowings under the Unsecured Line of Credit.

Nine Months Ended September 30, 2007

Net cash provided by operating activities of approximately $79.2 million for the nine months ended September 30, 2007 was comprised primarily of net income before minority interest of approximately $119.5 million, the net change in operating assets and liabilities of approximately $7.4 million and net distributions from joint ventures of $1.4 million, offset by adjustments for non-cash items of approximately $49.1 million. The adjustments for the non-cash items of approximately $49.1 million are primarily comprised of the gain on sale of real estate of approximately $178.9 million and the effect of straight-line rental income of approximately $8.0 million, offset by depreciation and amortization of approximately $134.6 million, provision for bad debt of approximately $2.8 million and loss on early retirement of debt of approximately $0.4 million.

Net cash provided by investing activities of approximately $61.6 million for the nine months ended September 30, 2007 was comprised primarily of the net proceeds from the sale of real estate, the repayment of notes receivable, distributions from the Company’s real estate joint ventures and a decrease in restricted cash that is primarily held by an intermediary for Section 1031 exchange purposes, partially offset by the acquisition and development of real estate, capital expenditures related to the expansion and improvement of existing real estate, contributions to and investments in the Company’s industrial real estate joint ventures and the funding of notes receivable.

During the nine months ended September 30, 2007, the Company acquired 101 industrial properties comprising approximately 7.0 million square feet of GLA and several land parcels. The purchase price for these acquisitions totaled approximately $404.9 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

The Company, through a wholly-owned limited liability company in which the Operating Partnership or the TRS is the sole member, invested approximately $23.8 million and received total distributions of approximately $40.8 million from the Company’s industrial real estate joint ventures. As of September 30, 2007, the Company’s industrial real estate joint ventures owned 132 industrial properties comprising approximately 19.9 million square feet of GLA and several land parcels.

During the nine months ended September 30, 2007, the Company sold 129 industrial properties comprising approximately 10.2 million square feet of GLA and several land parcels. Net proceeds from the sales of the 129 industrial properties and several land parcels were approximately $587.8 million.

Net cash used in financing activities of approximately $154.6 million for the nine months ended September 30, 2007 was derived primarily by repayments of senior unsecured debt, common and preferred stock dividends and unit distributions, redemption of preferred stock, repayments on mortgage loans payable, purchase of treasury shares, other costs of senior unsecured debt, the repurchase of restricted stock from employees of the Company to pay for withholding taxes on the vesting of restricted stock and costs incurred in connection with the early retirement of debt, partially offset by the net proceeds from the issuance of senior unsecured debt, net borrowings under the Company’s Unsecured Line of Credit, net proceeds from the exercise of stock options and a cash book overdraft.

During the nine months ended September 30, 2007, the Company repurchased 743,514 shares of its common stock, totaling approximately $29.4 million.

On June 7, 2007, the Company redeemed the Series C Preferred Stock for $25.00 per Depositary Share, or $50.0 million in the aggregate, and paid a prorated second quarter dividend of $0.40729 per Depositary Share, totaling approximately $0.8 million.

During the nine months ended September 30, 2007, certain employees of the Company exercised 19,600 non-qualified employee stock options. Net proceeds to the Company were approximately $0.6 million.

Market Risk

The following discussion about the Company’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by the Company at September 30, 2007 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At September 30, 2007, approximately $1,630.9 million of the Company’s debt (approximately 84.4% of total debt at September 30, 2007) was fixed rate debt and approximately $302.0 million (approximately 15.6% of total debt at September 30, 2007) was variable rate debt.

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

Based upon the amount of variable rate debt outstanding at September 30, 2007, a 10% increase or decrease in the interest rate on the Company’s variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $2.4 million per year.

The use of derivative financial instruments allows the Company to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of September 30, 2007, the Company had no outstanding derivative instruments.

Recent Accounting Pronouncements

Refer to Footnote 2 in Part I, Item 1, of the September 30, 2007 Financial Statements.

Subsequent Events

From October 1, 2007 to October 26, 2007, the Company acquired several land parcels for a purchase price of approximately $6.3 million, excluding costs incurred in conjunction with the acquisition of these land parcels.

On October 15, 2007, the Company and the Operating Partnership paid a third quarter 2007 dividend/distribution of $0.71 per common share/Unit, totaling approximately $36.3 million.

Other

As previously disclosed, the Company addressed an issue relating to its satisfaction of the gross income requirements of the REIT provisions for the 2006 tax year by assigning, during that year, the service contracts that were giving rise to joint venture fee income and transferring the employees providing the services under such contracts from the Operating Partnership to the TRS. While the Company initially considered asking the Internal Revenue Service (the “IRS”), by means of a request for a private letter ruling or a closing agreement, for confirmation of the Company’s determinations regarding the assignments and transfers, the Company, in consultation with outside advisors, has determined IRS confirmation is not warranted.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares of the Company’s common stock repurchased during the three months ended September 30, 2007:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total		Part of Publicly	Yet be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs(1)
July 1, 2007 — July 31, 2007	—	—	—	$29,513,176
August 1, 2007 — August 31, 2007	645,083	$39.46	645,083	$4,060,637
September 1, 2007 — September 30, 2007	98,431	$39.90	98,431	$100,132,878
Total	743,514	$39.52	743,514	$100,132,878

(1)	In March 2000, the Company’s Board of Directors authorized a stock repurchase plan pursuant to which the Company was permitted to purchase up to $100 million of the Company’s outstanding common stock. The Company completed its previous common stock repurchase program by buying 743,514 shares of its common stock during the nine months ended September 30, 2007 at an average price per share, excluding commissions paid, of $39.52. In September 2007, the Company’s Board of Directors authorized a new $100 million common stock repurchase program. The Company may make purchases from time to time in the open market or in privately negotiated transactions, depending on market and business conditions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

a)	Exhibits:

Exhibit
Number		Description

10	.1***	Letter Agreement between Robert Cutlip and the Company dated as of September 10, 2007 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed September 12, 2007, File No. 1-13102).
10	.2***	Fifth Amended and Restated Unsecured Revolving Credit Agreement dated as of September 28, 2007 among the Operating Partnership, the Company, JP Morgan Chase Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed October 1, 2007, File No. 1-13102).
31	.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

***	Previously filed

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
Scott A. Musil
Chief Accounting Officer
(Principal Accounting Officer)

Date: November 2, 2007

EXHIBIT INDEX

Exhibit
Number		Description

10	.1***	Letter Agreement between Robert Cutlip and the Company dated as of September 10, 2007 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed September 12, 2007, File No. 1-13102).
10	.2***	Fifth Amended and Restated Unsecured Revolving Credit Agreement dated as of September 28, 2007 among the Operating Partnership, the Company, JP Morgan Chase Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed October 1, 2007, File No. 1-13102).
31	.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

***	Previously filed