Form 10-Q
period 2008-06-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 2008-08-11
CIK 921825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Number of shares of Common Stock, $.01 par value, outstanding as of July 25, 2008: 44,312,211.

FIRST INDUSTRIAL REALTY TRUST, INC.

Form 10-Q

For the Period Ended June 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(Dollars in thousands
	except share data)

ASSETS
Assets:
Investment in Real Estate:
Land	$672,443	$655,523
Buildings and Improvements	2,454,065	2,599,784
Construction in Progress	94,225	70,961
Less: Accumulated Depreciation	(493,708)	(509,981)

Net Investment in Real Estate	2,727,025	2,816,287

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $1,874 and $3,038 at June 30, 2008 and December 31, 2007, respectively	21,910	37,875
Cash and Cash Equivalents	14,413	5,757
Restricted Cash	103,028	24,903
Tenant Accounts Receivable, Net	10,530	9,665
Investments in Joint Ventures	63,376	57,543
Deferred Rent Receivable, Net	30,451	32,665
Deferred Financing Costs, Net	13,729	15,373
Deferred Leasing Intangibles, Net	81,723	87,019
Prepaid Expenses and Other Assets, Net	224,422	170,946

Total Assets	$3,290,607	$3,258,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage Loans Payable, Net	$76,017	$73,550
Senior Unsecured Debt, Net	1,530,355	1,550,991
Unsecured Line of Credit	355,800	322,129
Accounts Payable, Accrued Expenses and Other Liabilities, Net	130,343	146,308
Deferred Leasing Intangibles, Net	21,066	22,041
Rents Received in Advance and Security Deposits	26,784	31,425
Dividends Payable	37,652	37,311

Total Liabilities	2,178,017	2,183,755

Commitments and Contingencies	—	—
Minority Interest	150,935	150,359
Stockholders’ Equity:
Preferred Stock ($0.01 par value, 10,000,000 shares authorized, 500, 250, 600, and 200 shares of Series F, G, J, and K Cumulative Preferred Stock, respectively, issued and outstanding at June 30, 2008 and December 31, 2007, having a liquidation preference of $100,000 per share ($50,000), $100,000 per share ($25,000), $250,000 per share ($150,000), and $250,000 per share ($50,000), respectively)	—	—
Common Stock ($0.01 par value, 100,000,000 shares authorized, 48,622,614 and 47,996,263 shares issued and 44,298,500 and 43,672,149 shares outstanding at June 30, 2008 and December 31, 2007, respectively)	486	480
Additional Paid-in-Capital	1,363,388	1,354,674
Distributions in Excess of Accumulated Earnings	(255,383)	(281,587)
Accumulated Other Comprehensive Loss	(6,818)	(9,630)
Treasury Shares at Cost (4,324,114 shares at June 30, 2008 and December 31, 2007)	(140,018)	(140,018)

Total Stockholders’ Equity	961,655	923,919

Total Liabilities and Stockholders’ Equity	$3,290,607	$3,258,033

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Unaudited)
	(Dollars in thousands except per share data)

Revenues:
Rental Income	$68,662	$61,836	$135,265	$121,675
Tenant Recoveries and Other Income	28,718	26,264	54,915	54,556
Contractor Revenues	33,444	7,601	56,398	15,848

Total Revenues	130,824	95,701	246,578	192,079

Expenses:
Property Expenses	33,038	28,550	66,127	55,801
General and Administrative	22,836	22,380	46,125	45,171
Depreciation and Other Amortization	45,385	34,635	82,985	67,842
Contractor Expenses	32,432	7,053	54,733	15,090

Total Expenses	133,691	92,618	249,970	183,904

Other Income/Expense:
Interest Income	1,118	225	1,762	485
Interest Expense	(27,616)	(29,667)	(56,472)	(59,568)
Amortization of Deferred Financing Costs	(722)	(824)	(1,445)	(1,644)
Gain (Loss) From Early Retirement of Debt	1,489	(108)	1,489	(254)

Total Other Income/Expense	(25,731)	(30,374)	(54,666)	(60,981)

Loss from Continuing Operations Before Equity in Income of Joint Ventures, Income Tax Benefit and Income Allocated to Minority Interest	(28,598)	(27,291)	(58,058)	(52,806)
Equity in Income of Joint Ventures	3,268	11,626	6,570	17,257
Income Tax Benefit	3,366	107	5,919	2,030
Minority Interest Allocable to Continuing Operations	3,374	2,915	6,995	5,965

Loss from Continuing Operations	(18,590)	(12,643)	(38,574)	(27,554)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $70,484 and $59,429 for the Three Months Ended June 30, 2008 and 2007, respectively and $143,844 and $114,799 for the Six Months Ended June 30, 2008 and 2007, respectively)	74,518	68,532	153,244	134,320
Provision for Income Taxes Allocable to Discontinued Operations (Including $3,362 and $11,070 for the Three Months Ended June 30, 2008 and 2007, respectively and $3,608 and $21,203 for the Six Months Ended June 30, 2008 and 2007, respectively allocable to Gain on Sale of Real Estate)	(3,783)	(11,802)	(4,234)	(23,036)
Minority Interest Allocable to Discontinued Operations	(8,792)	(7,114)	(18,775)	(14,022)

Income Before Gain on Sale of Real Estate	43,353	36,973	91,661	69,708
Gain on Sale of Real Estate	4,337	830	12,009	4,404
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(1,104)	(327)	(2,696)	(1,095)
Minority Interest Allocable to Gain on Sale of Sale Estate	(402)	(63)	(1,173)	(417)

Net Income	46,184	37,413	99,801	72,600
Less: Preferred Stock Dividends	(4,857)	(5,671)	(9,714)	(11,606)
Less: Redemption of Preferred Stock	—	(2,017)	—	(2,017)

Net Income Available to Common Stockholders	$41,327	$29,725	$90,087	$58,977

Basic and Diluted Earnings Per Share:
Loss from Continuing Operations	$(0.48)	$(0.45)	$(0.93)	$(0.86)

Income From Discontinued Operations	$1.44	$1.12	$3.02	$2.19

Net Income Available to Common Stockholders	$0.96	$0.67	$2.09	$1.33

Weighted Average Shares Outstanding	43,128	44,471	43,056	44,441

Dividends/Distribution Declared per Common Share Outstanding	$0.72	$0.71	$1.44	$1.42

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Unaudited)
	(Dollars in thousands)

Net Income	$46,184	$37,413	$99,801	$72,600
Mark to Market of Interest Rate Protection Agreements, Net of Income Tax Provision	5,375	4,357	3,533	4,215
Amortization of Interest Rate Protection Agreements	(191)	(243)	(378)	(539)
Write-off of Unamortized Settlement of Interest Rate Protection Agreements	455	—	455	—
Mark to Market of Mortgage Notes Receivable	(328)	—	—	—
Settlement of Interest Rate Protection Agreements	—	(4,261)	—	(4,261)
Foreign Currency Translation Adjustment, Offset by Income Tax Benefit	273	—	(388)	—
Other Comprehensive Income (Loss) Allocable to Minority Interest	(727)	11	(410)	25

Other Comprehensive Income	$51,041	$37,277	$102,613	$72,040

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
	(Unaudited)
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$99,801	$72,600
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Allocation of Income to Minority Interest	12,953	8,474
Depreciation	58,410	60,882
Amortization of Deferred Financing Costs	1,445	1,644
Other Amortization	31,838	26,338
Provision for Bad Debt	1,660	32
Equity in Income of Joint Ventures	(6,570)	(17,257)
Distributions from Joint Ventures	8,182	17,327
Gain on Sale of Real Estate	(155,853)	(119,203)
(Gain) Loss on Early Retirement of Debt	(1,489)	254
Decrease in Developments for Sale Costs	1,860	7,528
(Increase) Decrease in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(19,413)	5,952
Increase in Deferred Rent Receivable	(3,925)	(5,505)
Increase in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	4,699	2,905
Decrease (Increase) in Restricted Cash	89	(246)

Net Cash Provided by Operating Activities	33,687	61,725

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(300,729)	(385,791)
Net Proceeds from Sales of Investments in Real Estate	422,264	386,910
Contributions to and Investments in Joint Ventures	(10,916)	(15,767)
Distributions from Joint Ventures	3,050	7,436
Funding of Notes Receivable	(10,325)	(8,385)
Repayment of Mortgage Loans Receivable	21,151	8,385
Increase in Restricted Cash	(78,214)	(28,532)

Net Cash Provided by (Used in) Investing Activities	46,281	(35,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from the Issuance of Common Stock	161	393
Redemption of Preferred Stock	—	(50,014)
Repurchase of Restricted Stock	(3,508)	(3,707)
Dividends/Distributions	(72,502)	(73,483)
Preferred Stock Dividends	(9,714)	(12,684)
Repayments on Mortgage Loans Payable	(1,525)	(32,795)
Debt Issuance Costs	(15)	(2,190)
Net Proceeds from Senior Unsecured Debt	—	149,595
Repayments of Senior Unsecured Debt	(19,359)	(150,000)
Other Costs of Senior Unsecured Debt	—	(4,261)
Proceeds from Unsecured Line of Credit	356,000	570,000
Repayments on Unsecured Line of Credit	(322,000)	(430,000)
Cash Book Overdraft.	1,166	1,179

Net Cash Used in Financing Activities	(71,296)	(37,967)

Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	(16)	—
Net Increase (Decrease) in Cash and Cash Equivalents	8,672	(11,986)
Cash and Cash Equivalents, Beginning of Period	5,757	16,135

Cash and Cash Equivalents, End of Period	$14,413	$4,149

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share and per share data)
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

We began operations on July 1, 1994. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner with an approximate 87.6% and 87.5% ownership interest at June 30, 2008 and June 30, 2007, respectively, and through the TRS, of which the Operating Partnership is the sole stockholder. We also conduct operations through other partnerships, corporations, and limited liability companies, the operating data of which, together with that of the Operating Partnership and the TRS, is consolidated with that of the Company as presented herein. Minority interest at June 30, 2008 and June 30, 2007 of approximately 12.4% and 12.5%, respectively, represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

We also own minority equity interests in, and provide various services to, seven joint ventures which invest in industrial properties (the “2003 Net Lease Joint Venture,” the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program,” the “2006 Land/Development Joint Venture”, the “2007 Canada Joint Venture”, and the “2007 Europe Joint Venture”; together the “Joint Ventures”). The Joint Ventures are accounted for under the equity method of accounting. The operating data of the Joint Ventures is not consolidated with that of the Company as presented herein.

As of June 30, 2008, we owned 813 industrial properties (inclusive of developments in process) located in 28 states in the United States and one province in Canada, containing an aggregate of approximately 71.4 million square feet of gross leaseable area (“GLA”).

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended (“2007 Form 10-K”) and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2007 audited financial statements included in our 2007 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

In order to conform with generally accepted accounting principles, we, in preparation of our financial statements, are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2008 and December 31, 2007, and the reported amounts of revenues and expenses for each of the three and six months ended June 30, 2008 and June 30, 2007. Actual results could differ from those estimates.

In our opinion, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of our financial position as of June 30, 2008 and December 31, 2007 and the results of our operations and comprehensive income for each of the three and six months ended June 30, 2008 and June 30, 2007, and our cash flows for each of the six months ended June 30, 2008 and June 30, 2007, and all adjustments are of a normal recurring nature.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Construction Revenues and Expenses

Construction revenues and expenses include revenues and expenses associated with us acting in the capacity of general contractor and development manager for certain third party development projects. For such projects we recognize the gross costs and revenues on a percentage of completion basis. Additionally, for the six months ended June 30, 2008, construction revenues and expenses include amounts relating to the sale of industrial units that we developed to sell.

Deferred Leasing Intangibles

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in our total assets consist of the following:

	June 30,	December 31,
	2008	2007

In-Place Leases	$83,070	$86,398
Less: Accumulated Amortization	(27,754)	(24,860)

	$55,316	$61,538

Above Market Leases	$6,008	$6,440
Less: Accumulated Amortization	(2,583)	(2,519)

	$3,425	$3,921

Tenant Relationships	$27,425	$24,970
Less: Accumulated Amortization	(4,443)	(3,410)

	$22,982	$21,560

Total Deferred Leasing Intangibles, Net	$81,723	$87,019

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in our total liabilities consist of the following:

	June 30,	December 31,
	2008	2007

Below Market Leases	$32,771	$31,668
Less: Accumulated Amortization	(11,705)	(9,627)

	$21,066	$22,041

The fair value of in-place leases, above market leases, tenant relationships and below market leases recorded due to real estate properties acquired during the six months ended June 30, 2008 and June 30, 2007 is as follows:

	June 30,	June 30,
	2008	2007

In-Place Leases	$8,906	$16,541
Above Market Leases	$61	$855
Tenant Relationships	$5,242	$8,473
Below Market Leases	$(2,052)	$(6,832)

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average life in months of in-place leases, above market leases, tenant relationships and below market leases recorded as a result of the real estate properties acquired for the six months ended June 30, 2008 and June 30, 2007 is as follows:

	June 30,	June 30,
	2008	2007

In-Place Leases	41	79
Above Market Leases	43	107
Tenant Relationships	92	116
Below Market Leases	31	148

Amortization expense related to in-place leases and tenant relationships was $10,472 and $5,512 for the three months ended June 30, 2008 and June 30, 2007, respectively, and $16,888 and $11,268 for the six months ended June 30, 2008 and June 30, 2007, respectively. Rental revenues related to amortization of above/(below) market leases increased by $3,546 and $978 for the three months ended June 30, 2008 and June 30, 2007, respectively, and $4,823 and $2,033 for the six months ended June 30, 2008 and June 30, 2007, respectively.

Income Taxes

We file tax returns in the U.S. and various states and foreign jurisdictions. At December 31, 2007 the TRS was under examination by the Internal Revenue Service for tax years 2004 and 2005. During the three months ended June 30, 2008 we received notification from the Internal Revenue Service that they have completed their examinations of the TRS for the 2004 and 2005 tax years. There were no changes to taxable income of the TRS as a result of the examination.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. We adopted the required provisions of SFAS 157 that became effective in our first quarter of 2008 (See Note 11). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the potential impact of SFAS 157 on our consolidated financial statements for items within the scope of FSP 157-2, which will become effective beginning with our first quarter of 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. We are currently evaluating the potential impact of adoption of SFAS 141R on our consolidated financial statements, which will become effective beginning with our first quarter 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interests of the noncontrolling owners. We are currently evaluating the potential impact of adoption of SFAS 160 on our consolidated financial statements, which will become effective beginning with our first quarter 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We will comply with the expanded disclosure requirements, as applicable.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 dictates the debt component to be recorded be based upon the estimated fair value of a similar nonconvertible debt. The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding (i.e. through the first optional redemption date) as additional non-cash interest expense. FSP APB 14-1 will become effective beginning in our first quarter of 2009 and is required to be applied retrospectively to all presented periods, as applicable. The adoption of FSP APB 14-1 is expected to result in us recognizing additional non-cash interest expense of approximately $1.5 million per annum.

3.	Investments in Joint Ventures and Property Management Services

At June 30, 2008, the 2003 Net Lease Joint Venture owned 11 industrial properties comprising approximately 5.1 million square feet of GLA, the 2005 Development/Repositioning Joint Venture owned 29 industrial properties comprising approximately 5.2 million square feet of GLA and several land parcels, the 2005 Core Joint Venture owned 60 industrial properties comprising approximately 4.4 million square feet of GLA and several land parcels, the 2006 Net Lease Co-Investment Program owned 12 industrial properties comprising approximately 5.0 million square feet of GLA, the 2006 Land/Development Joint Venture owned several land parcels, and the 2007 Canada Joint Venture owned three industrial properties comprising approximately 0.2 million square feet of GLA and several land parcels. As of June 30, 2008, the 2007 Europe Joint Venture does not own any properties.

During July 2007, we entered into a management arrangement with an institutional investor to provide property management, leasing, acquisition, disposition and portfolio management services for industrial properties (the “July 2007 Fund”). We do not own an equity interest in the July 2007 Fund, however we are entitled to receive incentive payments if certain economic thresholds related to the industrial properties are achieved.

At June 30, 2008 and December 31, 2007, we have a receivable from the Joint Ventures and the July 2007 Fund of $5,627 and $6,068, respectively, which mainly relate to development, leasing, property management and asset management fees due to us from the Joint Ventures and the July 2007 Fund and reimbursement for development expenditures made by the TRS, who is acting in the capacity of the general contractor for development projects for the 2005 Development/Repositioning Joint Venture. These receivable amounts are included in prepaid expenses and other assets, net.

During the six months ended June 30, 2008 and June 30, 2007, we invested the following amounts in, as well as received distributions from, our Joint Ventures and recognized fees from acquisition, disposition, leasing,

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development, incentive, property management and asset management services from our Joint Ventures and the July 2007 Fund in the following amounts:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Contributions	$5,332	$10,569	$10,414	$14,734
Distributions	$6,652	$13,757	$11,232	$24,763
Fees	$4,702	$7,549	$9,288	$13,251

4.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit

The following table discloses certain information regarding our mortgage loans payable, senior unsecured debt and unsecured line of credit:

				Effective
	Outstanding		Interest	Interest
	Balance at		Rate at	Rate at
	June 30,	December 31,	June 30,	June 30,
	2008	2007	2008	2008	Maturity Date

					07/09-
Mortgage Loans Payable, Net	$76,017	$73,550	5.50% - 9.25%	4.58% - 9.25%	09/24
Unamortized Premiums	(2,091)	(2,196)

Mortgage Loans Payable, Gross	$73,926	$71,354

Senior Unsecured Debt, Net
2016 Notes	194,490	199,442	5.750%	5.91%	01/15/16
2017 Notes	99,910	99,905	7.500%	7.52%	12/01/17
2027 Notes	15,056	15,056	7.150%	7.11%	05/15/27
2028 Notes	199,842	199,838	7.600%	8.13%	07/15/28
2011 Notes	199,837	199,807	7.375%	7.39%	03/15/11
2012 Notes	199,477	199,408	6.875%	6.85%	04/15/12
2032 Notes	49,469	49,457	7.750%	7.87%	04/15/32
2009 Notes	124,958	124,937	5.250%	4.10%	06/15/09
2014 Notes	114,206	113,521	6.420%	6.54%	06/01/14
2011 Exchangeable Notes	200,000	200,000	4.625%	4.63%	09/15/11
2017 II Notes	133,110	149,620	5.950%	6.37%	05/15/17

Subtotal	$1,530,355	$1,550,991

Unamortized Discounts	13,145	14,079

Senior Unsecured Debt, Gross	$1,543,500	$1,565,070

Unsecured Line of Credit	$355,800	$322,129	3.088%	3.088%	09/28/12

On June 6, 2008, we assumed a mortgage loan payable of $4,097 bearing interest at a rate of 6.83%. In conjunction with the assumption of the mortgage loan, we recorded a premium in the amount $256 which will be amortized as an adjustment to interest expense through maturity on June 1, 2018.

On January 10, 2006, we issued $200,000 of senior unsecured debt which matures on January 15, 2016 and bears interest at a rate of 5.75% (the “2016 Notes”). The issue price of the 2016 Notes was 99.653%. In December 2005, we also entered into interest rate protection agreements which were used to fix the interest rate on the 2016

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes prior to issuance. We settled the interest rate protection agreements on January 9, 2006 for a payment of approximately $1,729, which is included in other comprehensive income. On June 6, 2008, we repurchased and retired $5,000 of the 2016 Notes at a redemption price of 89.75% of par. In connection with the partial retirement, we recognized $430 as gain on early retirement of debt, which is the difference between the repurchase amount of $4,488 and the principal amount retired of $5,000, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees and the unamortized settlement amount of the interest rate protection agreements related to the 2016 Notes of $13, $36, and $33, respectively.

On May 7, 2007, we issued $150,000 of senior unsecured debt which matures on May 15, 2017 and bears interest at a rate of 5.95% (the “2017 II Notes”). The issue price of the 2017 II Notes was 99.730%. In April 2006, we also entered into interest rate protection agreements to fix the interest rate on the 2017 II Notes prior to issuance. We settled the effective portion of the interest rate protection agreements on May 1, 2007 for $4,261 which is included in other comprehensive income. On June 6, 2008, we repurchased and retired $16,570 of the 2017 II Notes at a redemption price of 89.75% of par. In connection with the partial retirement, we recognized $1,059 as gain on early retirement of debt, which is the difference between the repurchase amount of $14,872 and the principal amount retired of $16,570, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees and the unamortized settlement amount of the interest rate protection agreements related to the 2017 II Notes of $40, $177, and $422, respectively.

The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2008	$1,623
2009	133,038
2010	15,537
2011	407,359
2012	560,255
Thereafter	855,414

Total	$1,973,226

5.	Stockholders’ Equity

Shares of Common Stock

During the six months ended June 30, 2008, 152,544 limited partnership interests in the Operating Partnership (“Units”) were converted into an equivalent number of shares of common stock, resulting in a reclassification of $3,733 of minority interest to equity.

Non-Qualified Employee Stock Options:

During the six months ended June 30, 2008, certain of our employees exercised 6,300 non-qualified employee stock options. Net proceeds to us were approximately $174.

Restricted Stock:

During the six months ended June 30, 2008, we awarded 588,628 of restricted common stock shares and restricted stock units to certain employees and 4,598 shares of restricted common stock to certain directors. These restricted common stock shares and restricted stock units had a fair value of approximately $19,003 on the dates of approval by the Compensation Committee of the Board of Directors. The restricted common stock and restricted

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock units awarded to employees generally vest over a three year period and the restricted common stock awarded to directors generally vest over a three to ten year period. Compensation expense will be charged to earnings over the respective vesting period for the shares/units expected to vest.

Dividend/Distributions:

The following table summarizes dividends/distributions accrued during the six months ended June 30, 2008.

	Six Months Ended
	June 30, 2008
	Dividend/	Total
	Distribution	Dividend/
	per Share/Unit	Distribution

Common Stock/Operating Partnership Units	$1.44	$72,843
Series F Preferred Stock	$3,118.00	$1,559
Series G Preferred Stock	$3,618.00	$905
Series J Preferred Stock	$9,062.60	$5,438
Series K Preferred Stock	$9,062.60	$1,812

6.	Acquisition of Real Estate

During the six months ended June 30, 2008, we acquired 18 industrial properties comprising approximately 2.2 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $179,597, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

7.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

During the six months ended June 30, 2008, we sold 90 industrial properties comprising approximately 7.6 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 90 industrial properties and several land parcels were approximately $494,993. The gain on sale of real estate was approximately $155,853. We deferred $2,506 on the gain on sale of real estate on the sale of one of the 90 properties. Since we leased back a portion of the property for one of our regional offices and we provided seller financing, SFAS No. 98 “Accounting for Leases” required us to defer the gain. The gain on sale of real estate will be recognized when the mortgage note receivable is paid off and retired. The mortgage note receivable matures in August 2008. All but one of the 90 sold industrial properties meet the criteria established by SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets” (“SFAS 144”) to be included in discontinued operations. Therefore, in accordance with SFAS 144, the results of operations and gain on sale of real estate for 89 of the 90 sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate for the one industrial property and several land parcels that do not meet the criteria established by SFAS 144 are included in continuing operations.

At June 30, 2008, we had five industrial properties comprising approximately 0.6 million square feet of GLA held for sale. In accordance with SFAS 144, the results of operations of the five industrial properties held for sale at June 30, 2008 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

Income from discontinued operations for the three and six months ended June 30, 2007 reflects the results of operations of the 89 industrial properties that were sold during the six months ended June 30, 2008, the results of operations of 161 industrial properties that were sold during the year ended December 31, 2007, the results of operations of the five industrial properties identified as held for sale at June 30, 2008 and the gain on sale of real estate relating to 84 industrial properties that were sold during the six months ended June 30, 2007.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table discloses certain information regarding the industrial properties included in our discontinued operations for the three and six months ended June 30, 2008 and June 30, 2007:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Total Revenues	$7,636	$24,331	$21,269	$52,017
Property Expenses	(2,462)	(8,033)	(7,733)	(17,261)
Depreciation and Amortization	(1,140)	(7,195)	(4,136)	(15,235)
Gain on Sale of Real Estate	70,484	59,429	143,844	114,799
Provision for Income Taxes	(3,783)	(11,802)	(4,234)	(23,036)
Minority Interest	(8,792)	(7,114)	(18,775)	(14,022)

Income from Discontinued Operations	$61,943	$49,616	$130,235	$97,262

In conjunction with certain property sales, we provided seller financing. At June 30, 2008 and December 31, 2007, we had mortgage notes receivable and accrued interest outstanding of approximately $75,944 and $30,456, respectively, which is included as a component of prepaid expenses and other assets.

8.	Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007

Interest paid, net of capitalized interest	$57,602	$58,945

Interest capitalized	$4,232	$3,387

Supplemental schedule of noncash investing and financing activities:
Distribution payable on common stock/Units	$36,420	$36,854

Distribution payable on preferred stock	$1,232	$4,856

Exchange of units for common stock:
Minority interest	$(3,733)	$(1,480)
Common stock	2	1
Additional paid-in-capital	3,731	1,479

	$—	$—

In conjunction with the property and land acquisitions, the following liabilities were assumed:
Accounts payable and accrued expenses	$(291)	$(5,148)

Mortgage debt	$(4,353)	$(38,590)

Write-off of fully depreciated assets	$(34,285)	$(18,634)

In conjunction with certain property sales, the Company provided seller financing and assigned a mortgage note payable:
Mortgage notes receivable	$56,161	$42,172

Mortgage note payable	$—	$769

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings Per Share (“EPS”)

The computation of basic and diluted EPS is presented below:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Numerator:
Loss from Continuing Operations	$(18,590)	$(12,643)	$(38,574)	$(27,554)
Gain on Sale of Real Estate, Net of Minority Interest and Income Taxes	2,831	440	8,140	2,892
Less: Preferred Stock Dividends	(4,857)	(5,671)	(9,714)	(11,606)
Less: Redemption of Preferred Stock	—	(2,017)	—	(2,017)

Loss from Continuing Operations Available to Common Stockholders, Net of Minority Interest and Income Taxes — For Basic and Diluted EPS	(20,616)	(19,891)	(40,148)	(38,285)
Discontinued Operations, Net of Minority Interest and Income Taxes	61,943	49,616	130,235	97,262

Net Income Available to Common Stockholders — For Basic and Diluted EPS	$41,327	$29,725	$90,087	$58,977

Denominator:
Weighted Average Shares — Basic and Diluted	43,128,316	44,470,793	43,056,114	44,440,687

Basic and Diluted EPS:
Loss from Continuing Operations Available to Common Stockholders, Net of Minority Interest and Income Taxes	$(0.48)	$(0.45)	$(0.93)	$(0.86)

Discontinued Operations, Net of Minority Interest and Income Taxes	$1.44	$1.12	$3.02	$2.19

Net Income Available to Common Stockholders	$0.96	$0.67	$2.09	$1.33

The number of weighted average shares — diluted is the same as the number of weighted average shares — basic for the three and six months ended June 30, 2008 and June 30, 2007 as the dilutive effect of stock options and restricted stock was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to common stockholders, net of minority interest and income taxes. The dilutive effect of stock options and restricted stock excluded from the computation are 11,577 and 192,600 for the three months ended June 30, 2008 and 2007, respectively, and 17,033 and 219,349 for the six months ended June 30, 2008 and 2007, respectively.

Unvested restricted stock shares aggregating 989,671 and 432,129 for the three months ended June 30, 2008 and 2007, respectively, and 986,183 and 430,693 for the six months ended June 30, 2008 and 2007, respectively, were antidilutive as the issue price of these shares was higher than the Company’s average stock price during the respective periods and accordingly were excluded from dilution computations.

Options to purchase common stock of 183,000 for the three months ended June 30, 2008 and 163,000 for the six months ended June 30, 2008 were antidilutive as the strike price of these stock options was higher than the

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s average stock price during the respective periods and accordingly were excluded in dilution computations. In 2007, all of the stock options were dilutive.

The $200,000 of senior unsecured debt (the “2011 Exchangeable Notes”) issued during 2006, which are convertible into common shares of the Company at the price of $50.93, were not included in the computation of diluted EPS as our average stock price did not exceed the strike price of the conversion feature.

10.	Stock Based Compensation

We recognized $4,724 and $3,648 for the three months ended June 30, 2008 and 2007, respectively, and $8,184 and $7,254 for the six months ended June 30, 2008 and 2007, respectively, in compensation expense related to restricted stock awards, of which $396 and $318 was capitalized for the three months ended June 30, 2008 and 2007, respectively, and $771 and $720 was capitalized for the six months ended June 30, 2008 and 2007, respectively, in connection with development activities. At June 30, 2008, we have $33,971 in unrecognized compensation related to unvested restricted stock awards. The weighted average period that the unrecognized compensation is expected to be recognized is 1.27 years. We have not awarded stock options to our employees or our directors during the six months ended June 30, 2008 and June 30, 2007 and all outstanding options are fully vested, therefore no stock-based employee compensation expense related to stock options is included in net income available to common stockholders.

11.	Other Comprehensive Income and Fair Value Measurements

In July 2007 and January 2008, the 2006 Land/Development Joint Venture entered into an aggregate of four interest rate protection agreements to effectively convert floating rate debt to fixed rate debt on a portion of its variable rate debt. The hedge relationship is considered highly effective and for the three and six months ended June 30, 2008, $7,512 and $1,974, respectively of mark to market gain due to a change in values of the interest rate protection agreements was recognized in other comprehensive income by the 2006 Land/Development Joint Venture. For the three and six months ended June 30, 2008, we recorded $752 and $198 in mark to market gain, respectively, representing our 10% share, net of $296 and $81, respectively, of income tax provision, which is included in mark to market of interest rate protection agreements in other comprehensive income.

In January 2008, the 2005 Core Joint Venture entered into two interest rate protection agreements to effectively convert floating rate debt to fixed rate debt on a portion of its variable rate debt. The hedge relationship is considered highly effective and for the three and six months ended June 30 2008, $1,206 and $89, respectively, of mark to market gain due to a change in values of the interest rate protection agreements was recognized in other comprehensive income by the 2005 Core Joint Venture. For the three and six months ended June 30, 2008, we recorded $121 and $9 in mark to market gain, respectively, representing our 10% share, net of $47 and $3 of income tax provision, respectively, which is included in mark to market of interest rate protection agreements in other comprehensive income.

In January 2008, we entered into two interest rate protection agreements which fixed the interest rate on forecasted offerings of unsecured debt which we designated as cash flow hedges (the “January 2008 Agreements”). The January 2008 Agreements each have a notional value of $59,750 and are effective from May 15, 2009 through May 15, 2014. The January 2008 Agreements fix the LIBOR rate at 4.0725% and 4.0770%, respectively. We anticipate that the January 2008 Agreements will be highly effective, and, as a result, the change in value is shown in other comprehensive income. We recorded $4,053 and $2,706 in mark to market gain, which is included in mark to market of interest rate protection agreements in other comprehensive income for the three and six months ended June 30, 2008, respectively.

In March 2008, we entered into an interest rate swap agreement (the “March 2008 Agreement”) which fixed the interest rate on a portion of our outstanding borrowings on our unsecured line of credit. We designated this transaction as a cash flow hedge. The March 2008 Agreement has a notional value of $50,000 and is effective from

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 6, 2008 through April 1, 2010. The March 2008 Agreement fixes the LIBOR rate at 2.4150%. Any payments or receipts from the March 2008 Agreement will be treated as a component of interest expense. We anticipate that the March 2008 Agreement will be highly effective, and, as a result, the change in value is shown in other comprehensive income. We recorded $792 and $704 in mark to market gain, which is included in mark to market of interest rate protection agreements in other comprehensive income for the three and six months ended June 30, 2008, respectively.

In conjunction with certain issuances of senior unsecured debt, we entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt. In the next 12 months, we will amortize approximately $729 into net income by decreasing interest expense.

During 2008, we owned one industrial property and one land parcel located in Toronto, Canada for which the functional currency was determined to be the Canadian dollar. The assets and liabilities of this industrial property and one land parcel are translated to U.S. dollars from the Canadian dollar based on the current exchange rate prevailing at each balance sheet date. The income statement accounts of the industrial property and one land parcel are translated using the average exchange rate for the period. The resulting translation adjustments are included in accumulated other comprehensive income. For the three and six months ended June 30, 2008, we recorded $264 and $(778) in foreign currency translation gain (loss), respectively, offset by $9 and $390 of income tax benefit, respectively.

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

The following table sets forth our financial assets and liabilities that are accounted for, at fair value on a recurring basis as of June 30, 2008:

		Fair Value Measurements at Reporting
		Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Interest Rate Protection Agreements(1)	$3,410	—	$3,410	—

(1)	Mark to market gains on the interest rate protection agreements are recorded in accumulated other comprehensive income and the value of the interest rate protection agreements is included in prepaid expenses and other assets, net.

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

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although we have determined that the majority of the inputs used to value the instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our instruments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. However, as of June 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of the positions of the interest rate protection agreements and have determined that the credit valuation adjustments are not significant to the overall valuation of our interest rate protection agreements. As a result, we have determined that the valuations in their entirety are classified in Level 2 of the fair value hierarchy.

12.	Commitments and Contingencies

In the normal course of business, we are involved in legal actions arising from the ownership of our properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.

We have committed to the construction of several industrial properties totaling approximately 2.5 million square feet of GLA. The estimated total construction costs are approximately $128,611. Of this amount, approximately $51,602 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated completion cost stated above.

At June 30, 2008, we had 20 letters of credit outstanding in the aggregate amount of $7,791. These letters of credit expire between July 2008 and January 2010.

13.	Subsequent Events

From July 1, 2008 to July 25, 2008, we acquired three industrial properties and one land parcel for a purchase price of approximately $19,800, excluding costs incurred in conjunction with the acquisition of these industrial properties and one land parcel. In conjunction with the acquisition of two of these industrial properties, we assumed $3,499 in mortgage loans payable. There were no industrial properties sold during this period.

On July 1, 2008, we repurchased and retired $5,000 of the 2017 II Notes at a redemption price of 88.915% of par. In connection with the partial retirement, we recognized $361 as gain on early retirement of debt, which is the difference between the repurchase amount of $4,446 and the principal amount retired of $5,000, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees, and the unamortized settlement amount of the interest rate protection agreements related to the 2017 II Notes of $12, $54, and $127, respectively.

On July 3, 2008, the mortgage note receivable that we originated related to a property sale in the first quarter 2008 in which we deferred $2,506 in gain (see Note 7) was paid off and retired.

On July 21, 2008, we paid a second quarter 2008 dividend/distribution of $0.72 per common share/Unit, totaling approximately $36,420.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have an adverse effect on our operations and future prospects include, but are not limited to, changes in: national, international (including trade volume growth), regional and local economic conditions generally and real estate markets specifically, legislation/regulation (including changes to laws governing the taxation of real estate investment trusts), our ability to qualify and maintain our status as a real estate investment trust, availability and attractiveness of financing (including both public and private capital) to us and to our potential counterparties, interest rate levels, our ability to maintain our current credit agency ratings, competition, supply and demand for industrial properties (including land, the supply and demand for which is inherently more volatile than other types of industrial property) in the Company’s current and proposed market areas, difficulties in consummating acquisitions and dispositions, risks related to our investments in properties through joint ventures, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs, changes in general accounting principles, policies and guidelines applicable to real estate investment trusts risks related to doing business internationally (including foreign currency exchange risks and risks related to integrating international properties and operations) and those additional factors described under the heading “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K for the year ended December 31, 2007, in the Company’s subsequent quarterly reports on Form 10-Q, and in Item 1A, “Risk Factors,” in this quarterly report. We caution you not to place undue reliance on forward looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements. Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to First Industrial Realty Trust, Inc., First Industrial, L.P. and their controlled subsidiaries. We refer to our operating partnership, First industrial, L.P., as the “Operating Partnership,” and our taxable REIT subsidiary, First Industrial Investment, Inc., as the “TRS.”

GENERAL

The Company was organized in the state of Maryland on August 10, 1993. We are a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”).

We began operations on July 1, 1994. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner with an approximate 87.6% and 87.5% ownership interest at June 30, 2008 and 2007, respectively, and through the TRS, of which the Operating Partnership is the sole stockholder. We also conduct operations through other partnerships, corporations, and limited liability companies, the operating data of which, together with that of the Operating Partnership and the TRS, is consolidated with that of the Company, as presented herein. Minority interest at June 30, 2008 and 2007 of approximately 12.4% and 12.5%, respectively, represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

We also own minority equity interests in, and provide various services to, seven joint ventures which invest in industrial properties (the “2003 Net Lease Joint Venture,” the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program” the “2006 Land/Development Joint Venture.”, the “2007 Canada Joint Venture”, and the “2007 Europe Joint Venture”; together the “Joint Ventures”). The Joint Ventures are accounted for under the equity method of accounting. The operating data of the Joint Ventures is not consolidated with that of the Company as presented herein.

As of June 30, 2008, we owned 813 industrial properties (inclusive of developments in process) located in 28 states in the United States and one province in Canada, containing an aggregate of approximately 71.4 million square feet of gross leaseable area (“GLA”).

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

Our revenue growth is also dependent, in part, on our and our Joint Ventures’ ability to acquire, develop and redevelop additional industrial properties on favorable terms. These properties, to the extent leased, generate revenue from rental income, tenant recoveries and fees, income from which, as discussed above, is a source of funds for our distributions. These properties also replenish our and our Joint Ventures’ portfolio of properties as we systematically redeploy capital, as discussed below. In this regard, we seek to maintain an investment pipeline (comprised of acquisitions under contract or letter of intent and developments in, or in the process of being placed into, their construction phase) from which to source the acquisition, development and redevelopment transactions on which our revenue growth is, in part, dependent. Our investment pipeline, however, is subject to change and is not necessarily a reliable indicator of our or our Joint Ventures’ ability to acquire, develop or redevelop additional industrial properties on favorable terms. The acquisition, development and redevelopment of properties is impacted, variously, by property specific, market specific, general economic and other conditions, including significant competition for opportunities from other well-capitalized real estate investors, including both publicly-traded REITs and private investors, many of which conditions are beyond our control. The acquisition, development and redevelopment of properties also entails various other risks, including the risk that our investments and our Joint Ventures’ investments may not perform as expected. For example, acquired, developed or redeveloped properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to developed and redeveloped properties, we may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Further, as discussed below, we and our Joint Ventures may not be able to finance the acquisition, development and redevelopment opportunities we identify. If we and our Joint Ventures were unable to acquire, develop and redevelop sufficient additional properties on favorable terms, or if such investments did not perform as expected, our revenue growth would be limited and our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock would be adversely affected.

We also generate income from the sale of our and our Joint Ventures’ properties (including existing buildings, buildings which we or our Joint Ventures have developed or re-developed on a merchant basis, and land). The Company itself and through our various Joint Ventures is continually engaged in, and our income growth is dependent in part on, systematically redeploying capital from properties and other assets with lower yield potential into properties and other assets with higher yield potential. As part of that process, we and our Joint Ventures sell, on an ongoing basis, select stabilized properties or land or properties offering lower potential returns relative to their market value. The gain/loss on, and fees from, the sale of such properties are included in our income and are a significant source of funds, in addition to revenues generated from rental income and tenant recoveries, for our distributions. Also, a significant portion of our proceeds from such sales is used to fund the acquisition, development and redevelopment of additional industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of our properties and our Joint Ventures’ properties. Further, our ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If we and our Joint Ventures were unable to sell properties on favorable terms, our income growth would be limited and our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock would be adversely affected.

Currently, we utilize a portion of the net sales proceeds from property sales, borrowings under our unsecured line of credit (the “Unsecured Line of Credit”) and proceeds from the issuance when and as warranted, of additional debt and equity securities to finance future acquisitions, developments and redevelopments and to fund our equity commitments to our Joint Ventures. Access to external capital on favorable terms plays a key role in our financial condition and results of operations, as it impacts our cost of capital and our ability and cost to refinance existing indebtedness as it matures and to fund acquisitions, developments, redevelopments and contributions to our Joint Ventures or through the issuance, when and as warranted, of additional equity securities. Our ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on our capital stock and debt, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of our capital stock. If we were unable to access external capital on favorable terms, our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock would be adversely affected.

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007

Our net income available to common stockholders was $90.1 million and $59.0 million for the six months ended June 30, 2008 and 2007, respectively. Basic and diluted net income available to common stockholders were $2.09 per share and $1.33 per share for the six months ended June 30, 2008 and June 30, 2007, respectively.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the six months ended June 30, 2008 and June 30, 2007. Same store properties are properties owned prior to January 1, 2007 and held as operating properties through June 30, 2008 and developments and redevelopments that were placed in service prior to January 1, 2007 or were substantially completed for 12 months prior to January 1, 2007. Properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Acquired properties are properties that were acquired subsequent to December 31, 2006 and held as operating properties through June 30, 2008. Sold properties are properties that were sold subsequent to December 31, 2006. (Re)Developments and land are land parcels and developments and redevelopments that were not a) substantially complete 12 months prior to January 1, 2007 or b) placed in service prior to January 1, 2007. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures, and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with the TRS acting as general contractor or development manager to construct industrial properties, including industrial properties for the 2005 Development/Repositioning Joint Venture, and also include revenues and expenses related to the development and sale of properties built for third parties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the six months ended June 30, 2008 and 2007, the occupancy rates of our same store properties were 90.7% and 91.4%, respectively.

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$150,254	$145,493	$4,761	3.3%
Acquired Properties	20,381	7,065	13,316	188.5%
Sold Properties	19,956	51,175	(31,219)	(61.0)%
(Re)Developments and Land, Not Included Above	6,135	3,514	2,621	74.6%
Other	14,723	21,001	(6,278)	(29.9)%

	211,449	228,248	(16,799)	(7.4)%
Discontinued Operations	(21,269)	(52,017)	30,748	(59.1)%

Subtotal Revenues	190,180	176,231	13,949	7.9%

Construction Revenues	56,398	15,848	40,550	255.9%

Total Revenues	$246,578	$192,079	$54,499	28.4%

Revenues from same store properties increased by $4.8 million due primarily to an increase in tenant recoveries and an increase in lease termination fees of $0.5 million partially offset by a decrease in occupancy. Revenues from acquired properties increased $13.3 million due to the 123 industrial properties acquired subsequent to December 31, 2006 totaling approximately 10.8 million square feet of GLA. Revenues from sold properties decreased $31.2 million due to the 254 industrial properties sold subsequent to December 31, 2006 totaling approximately 21.3 million square feet of GLA. Revenues from (re)developments and land increased $2.6 million primarily due to an increase in occupancy. Other revenues decreased by approximately $6.3 million due primarily to a decrease in fees earned from our Joint Ventures and a decrease in fees earned related to us assigning our interest in certain purchase contracts to third parties for consideration. Construction revenues increased $40.6 million primarily due to two development projects that commenced in September 2007 and April 2008 for which we are acting in the capacity of development manager.

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007	$ Change	% Change
	($ in 000’s)

PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$49,473	$44,484	$4,989	11.2%
Acquired Properties	6,228	1,575	4,653	295.4%
Sold Properties	6,943	15,665	(8,722)	(55.7)%
(Re)Developments and Land, Not Included Above	3,137	2,409	728	30.2%
Other	8,079	8,929	(850)	(9.5)%

	73,860	73,062	798	1.1%
Discontinued Operations	(7,733)	(17,261)	9,528	(55.2)%

Total Property Expenses	66,127	55,801	10,326	18.5%

Construction Expenses	54,733	15,090	39,643	262.7%

Total Property and Construction Expenses	$120,860	$70,891	$49,969	70.5%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, and other property related expenses. Property expenses from same store properties increased $5.0 million due primarily to an increase in real estate tax expense an increase in repairs and maintenance expense attributable to increases in snow removal expense and an increase in bad debt expense. Property expenses from acquired properties increased $4.7 million due to properties acquired subsequent to December 31, 2006. Property expenses from sold properties decreased $8.7 million due to properties sold subsequent to December 31, 2006. Property expenses from (re)developments and land remained relatively unchanged. The $0.9 million decrease in other expense is primarily attributable to a decrease in the bad debt reserve and a loss recorded in connection with roof damage at a property that occurred during the six months ended June 30, 2007. The damage was accounted for as an involuntary conversion which requires the recognition of a loss in the period in which the damage occurred. Insurance reimbursements were deferred until realizable. Construction expenses increased $39.7 million primarily due to two development projects that commenced in September 2007 and April 2008 for which we are acting in the capacity of development manager.

General and administrative expense remained relatively unchanged.

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007	$ Change	% Change
	($ in 000’s)

DEPRECIATION and OTHER AMORTIZATION
Same Store Properties	$59,637	$60,456	$(819)	(1.4)%
Acquired Properties	19,168	4,935	14,233	288.4%
Sold Properties	3,811	15,047	(11,236)	(74.7)%
(Re)Developments and Land, Not Included Above and Other	3,531	1,677	1,854	110.6%
Corporate Furniture, Fixtures and Equipment	974	962	12	1.2%

	87,121	83,077	4,044	4.9%
Discontinued Operations	(4,136)	(15,235)	11,099	(72.9)%

Total Depreciation and Other Amortization	$82,985	$67,842	$15,143	22.3%

Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased by $14.2 million due to properties acquired subsequent to December 31, 2006 as well as $7.0 million of accelerated depreciation and amortization taken during the six months ended June 30, 2008 attributable to a tenant in two buildings that we acquired in May 2007 who terminated their lease early. Depreciation and other amortization from sold properties decreased $11.2 million due to properties sold subsequent to December 31, 2006. Depreciation and other amortization for (re)developments and land and other increased $1.9 million due primarily to an increase in the substantial completion of developments.

Interest income increased approximately $1.3 million, or 263.3%, due primarily to an increase in the average mortgage loans receivable outstanding during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007.

Interest expense decreased approximately $3.1 million, or 5.2%, primarily due to a decrease in the weighted average interest rate for the six months ended June 30, 2008 (5.97%), as compared to the six months ended June 30, 2007 (6.55%), and due to an increase in capitalized interest for the six months ended June 30, 2008 due to an increase in development activities, partially offset by an increase in the weighted average debt balance outstanding for the six months ended June 30, 2008 ($2,045.4 million), as compared to the six months ended June 30, 2007 ($1,936.9 million).

Amortization of deferred financing costs remained relatively unchanged.

For the six months ended June 30, 2008, we recognized a $1.5 million gain from early retirement of debt due to the partial repurchase of two series of our senior unsecured notes. For the six months ended June 30, 2007, we incurred a $0.3 million loss from early retirement of debt due to early payoffs of mortgage loans.

Equity in income of joint ventures decreased by approximately $10.7 million, or 61.9%, due primarily to a decrease in our prorata share of gain on sale of real estate and earn outs on property sales from the 2005 Core Joint Venture and a decrease in our earn outs on property sales from the 2005 Development/Repositioning Joint Venture during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

The income tax benefit (provision) (included in continuing operations, discontinued operations and gain on sale) decreased by $21.1 million, or 95.4%, due primarily to a decrease in equity in income of joint ventures and gain on the sale of real estate within the TRS.

The following table summarizes certain information regarding the industrial properties included in our discontinued operations for the six months ended June 30, 2008 and June 30, 2007.

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007
	($ in 000’s)

Total Revenues	$21,269	$52,017
Property Expenses	(7,733)	(17,261)
Depreciation and Amortization	(4,136)	(15,235)
Gain on Sale of Real Estate	143,844	114,799
Provision for Income Taxes	(4,234)	(23,036)
Minority Interest	(18,775)	(14,022)

Income from Discontinued Operations	$130,235	$97,262

Income from discontinued operations, net of income taxes and minority interest, for the six months ended June 30, 2008 reflects the results of operations and gain on sale of real estate relating to 89 industrial properties that were sold during the six months ended June 30, 2008 and the results of operations of five properties that were identified as held for sale at June 30, 2008.

Income from discontinued operations, net of income taxes and minority interest, for the six months ended June 30, 2007 reflects the gain on sale of real estate relating to 84 industrial properties that were sold during the six months ended June 30, 2007 and reflects the results of operations of the 161 industrial properties that were sold during the year ended December 31, 2007, 89 industrial properties that were sold during the six months ended June 30, 2008, and five industrial properties identified as held for sale at June 30, 2008.

The $12.0 million gain on sale of real estate for the six months ended June 30, 2008, resulted from the sale of one industrial property and several land parcels that do not meet the criteria established by SFAS 144 for inclusion in discontinued operations. The $4.4 million gain on sale of real estate for the six months ended June 30, 2007, resulted from the sale of one industrial property and several land parcels that do not meet the criteria established by SFAS 144 for inclusion in discontinued operations.

Comparison of Three Months Ended June 30, 2008 to Three Months Ended June 30, 2007

Our net income available to common stockholders was $41.3 million and $29.7 million for the three months ended June 30, 2008 and 2007, respectively. Basic and diluted net income available to common stockholders were $0.96 per share and $0.67 per share for the three months ended June 30, 2008 and June 30, 2007, respectively.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended June 30, 2008 and June 30, 2007. Same store properties are properties owned prior to January 1, 2007 and held as operating properties through June 30, 2008 and developments and redevelopments that were placed in service prior to January 1, 2007 or were substantially completed for 12 months prior to January 1, 2007. Properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Acquired properties are properties that were acquired subsequent to December 31, 2006 and held as operating properties through June 30, 2008. Sold properties are properties that were sold subsequent to December 31, 2006. (Re)Developments and land are land parcels and developments and redevelopments that were not a) substantially complete 12 months prior to January 1, 2007 or b) placed in service prior to January 1, 2007. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures, and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with the TRS acting as general contractor or development manager to construct industrial properties, including industrial properties for the 2005 Development/Repositioning Joint Venture, and also include revenues and expenses related to the development and sale of properties built for third parties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the three months ended June 30, 2008 and 2007, the occupancy rates of our same store properties were 90.6% and 91.6%, respectively.

	Three Months	Three Months
	Ended	Ended
	June 30, 2008	June 30, 2007	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$74,177	$72,912	$1,265	1.7%
Acquired Properties	12,356	3,808	8,548	224.5%
Sold Properties	6,929	23,908	(16,979)	(71.0)%
(Re)Developments and Land, Not Included Above	2,979	2,164	815	37.7%
Other	8,575	9,639	(1,064)	(11.0)%

	105,016	112,431	(7,415)	(6.6)%
Discontinued Operations	(7,636)	(24,331)	16,695	(68.6)%

Subtotal Revenues	97,380	88,100	9,280	10.5%

Construction Revenues	33,444	7,601	25,843	340.0%

Total Revenues	$130,824	$95,701	$35,123	36.7%

Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $8.5 million due to the 123 industrial properties acquired subsequent to December 31, 2006 totaling approximately 10.8 million square feet of GLA. Revenues from sold properties decreased $17.0 million due to the 254 industrial properties sold subsequent to December 31, 2006 totaling approximately 21.3 million square feet of GLA. Revenues from (re)developments and land remained relatively unchanged. Other revenues decreased by approximately $1.1 million due primarily to a decrease in fees earned from our Joint Ventures partially offset by an increase in fees earned related to us assigning our interest in certain purchase contracts to third parties for consideration. Construction revenues increased $25.8 million primarily due to two development projects that commenced in September 2007 and April 2008 for which we are acting in the capacity of development manager.

	Three Months	Three Months
	Ended	Ended
	June 30, 2008	June 30, 2007	$ Change	% Change
	($ in 000’s)

PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$24,465	$21,525	$2,940	13.7%
Acquired Properties	3,341	1,197	2,144	179.1%
Sold Properties	2,145	7,354	(5,209)	(70.8)%
(Re)Developments and Land, Not Included Above	1,753	1,198	555	46.3%
Other	3,796	5,309	(1,513)	(28.5)%

	35,500	36,583	(1,083)	(3.0)%
Discontinued Operations	(2,462)	(8,033)	5,571	(69.4)%

Total Property Expenses	33,038	28,550	4,488	15.7%

Construction Expenses	32,432	7,053	25,379	359.8%

Total Property and Construction Expenses	$65,470	$35,603	$29,867	83.9%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, and other property related expenses. Property expenses from same store properties increased $2.9 million due primarily to an increase in real estate tax expense, an increase in repairs and maintenance expense, and an increase in bad debt expense. Property expenses from acquired properties increased $2.1 million due to properties acquired subsequent to December 31, 2006. Property expenses from sold properties decreased $5.2 million due to properties sold subsequent to December 31, 2006. Property expenses from (re)developments and land remained relatively unchanged. The $1.5 million decrease in other expense is primarily attributable to a decrease in the bad debt reserve and a loss recorded in connection with roof damage at a property that occurred during the three months ended June 30, 2007. The damage was accounted for as an involuntary conversion which requires the recognition of a loss in the period in which the damage occurred. Insurance reimbursements were deferred until realizable. Construction expenses increased $25.4 million primarily due to two development projects that commenced in September 2007 and April 2008 for which we are acting in the capacity of development manager.

General and administrative expense remained relatively unchanged.

	Three Months	Three Months
	Ended	Ended
	June 30, 2008	June 30, 2007	$ Change	% Change
	($ in 000’s)

DEPRECIATION and OTHER AMORTIZATION
Same Store Properties	$29,672	$30,328	$(656)	(2.2)%
Acquired Properties	13,622	2,980	10,642	357.1%
Sold Properties	1,020	7,102	(6,082)	(85.6)%
(Re)Developments and Land, Not Included Above and Other	1,698	929	769	82.8%
Corporate Furniture, Fixtures and Equipment	513	491	22	4.5%

	46,525	41,830	4,695	11.2%
Discontinued Operations	(1,140)	(7,195)	6,055	(84.2)%

Total Depreciation and Other Amortization	$45,385	$34,635	$10,750	31.0%

Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $10.6 million due to properties acquired subsequent to December 31, 2006 as well as $7.0 million in accelerated depreciation and amortization taken during the six months ended June 30, 2008 attributable to one tenant in two buildings that we acquired in May 2007 who terminated their lease early. Depreciation and other amortization from sold properties decreased $6.1 million due to properties sold subsequent to December 31, 2006. Depreciation and other amortization for (re)developments and land and other remained relatively unchanged.

Interest income increased approximately $0.9 million, or 396.9%, due primarily to an increase in the average mortgage loans receivable outstanding during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007.

Interest expense decreased approximately $2.1 million, or 6.9%, primarily due to a decrease in the weighted average interest rate for the three months ended June 30, 2008 (5.85%), as compared to the three months ended June 30, 2007 (6.49%), and due to an increase in capitalized interest for the three months ended June 30, 2008 due to an increase in development activities partially offset by an increase in the weighted average debt balance outstanding for the three months ended June 30, 2008 ($2,038.1 million), as compared to the three months ended June 30, 2007 ($1,958.5 million).

Amortization of deferred financing costs remained relatively unchanged.

For the three months ended June 30, 2008, we recognized a $1.5 million gain from early retirement of debt due to the partial repurchase of two series of our senior unsecured notes. For the three months ended June 30, 2007, we incurred a $0.1 million loss from early retirement of debt due to early payoffs of mortgage loans.

Equity in income of joint ventures decreased by approximately $8.4 million, or 71.9%, due primarily to a decrease in our prorata share of gain on sale of real estate and earn outs on property sales from the 2005 Core Joint Venture and a decrease in our earn outs on property sales from the 2005 Development/Repositioning Joint Venture during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

The income tax benefit (provision) (included in continuing operations, discontinued operations and gain on sale) decreased by $10.5 million, or 87.3%, due primarily to a decrease in equity in income of joint ventures and gain from the sale of real estate within the TRS.

The following table summarizes certain information regarding the industrial properties included in our discontinued operations for the three months ended June 30, 2008 and June 30, 2007.

	Three Months	Three Months
	Ended June 30,	Ended June 30,
	2008	2007
	($ in 000’s)

Total Revenues	$7,636	$24,331
Property Expenses	(2,462)	(8,033)
Depreciation and Amortization	(1,140)	(7,195)
Gain on Sale of Real Estate	70,484	59,429
Provision for Income Taxes	(3,783)	(11,802)
Minority Interest	(8,792)	(7,114)

Income from Discontinued Operations	$61,943	$49,616

Income from discontinued operations, net of income taxes and minority interest, for the three months ended June 30, 2008 reflects the results of operations and gain on sale of real estate relating to 51 industrial properties that were sold during the three months ended June 30, 2008 and the results of operations of five properties that were identified as held for sale at June 30, 2008.

Income from discontinued operations, net of income taxes and minority interest, for the three months ended June 30, 2007 reflects the gain on sale of real estate relating to 49 industrial properties that were sold during the three months ended June 30, 2007 and reflects the results of operations of the 161 industrial properties that were sold during the year ended December 31, 2007, 89 industrial properties that were sold during the six months ended June 30, 2008 and five industrial properties identified as held for sale at June 30, 2008.

The $4.3 million gain on sale of real estate for the three months ended June 30, 2008, resulted from the sale of one industrial property and several land parcels that do not meet the criteria established by SFAS 144 for inclusion in discontinued operations. The $0.8 million gain on sale of real estate for the three months ended June 30, 2007, resulted from the sale of one industrial property and several land parcels that do not meet the criteria established by SFAS 144 for inclusion in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, our cash and restricted cash was approximately $14.4 and $103.0 million, respectively. Restricted cash is primarily comprised of cash held in escrow in connection with mortgage debt requirements and gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as we exchange industrial properties under Section 1031 of the Code.

We have considered our short-term (one year or less) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. Our 5.25% Notes due in 2009, in the aggregate principal amount of $125 million are due on June 15, 2009 (the “2009 Notes”). We expect to satisfy the payment obligations on the 2009 Notes with the issuance of additional debt, subject to market conditions, and have filed a registration statement with the Securities and Exchange Commission covering an indefinite number or amount of debt or equity securities to be issued up to April 30, 2010. With the exception of the 2009 Notes, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements and the minimum distribution required to maintain our REIT qualification under the Code. We anticipate that these needs will be met with cash flows provided by operating and investing activities, including the disposition of select assets.

We expect to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional equity securities.

We also may finance the development or acquisition of additional properties through borrowings under the Unsecured Line of Credit. At June 30, 2008, borrowings under the Unsecured Line of Credit bore interest at a weighted average interest rate of 3.09%. The Unsecured Line of Credit currently bears interest at a floating rate of LIBOR plus .475%, or the prime rate, at our election. As of July 25, 2008 we had approximately $113.8 million available for additional borrowings under the Unsecured Line of Credit.

Six Months Ended June 30, 2008

Net cash provided by operating activities of approximately $33.7 million for the six months ended June 30, 2008 was comprised primarily of net income before minority interest of approximately $112.8 million and net distributions from Joint Ventures of $1.6, offset by adjustments for non-cash items of approximately $67.9 million and the net change in operating assets and liabilities of approximately $12.8 million. The adjustments for the non-cash items of approximately $67.9 million are primarily comprised of the gain on sale of real estate of approximately $155.9 million, the effect of the straight-lining of rental income of approximately $3.9 million, and gain on early retirement of debt of approximately $1.5 million, offset by depreciation and amortization of approximately $91.7 million and the provision for bad debt of approximately $1.7 million.

Net cash provided by investing activities of approximately $46.3 million for the six months ended June 30, 2008 was comprised primarily of the net proceeds from the sale of real estate, the repayment of notes receivable, and distributions from our Joint Ventures, partially offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, an increase in restricted cash that is held by an intermediary for Section 1031 exchange purposes, contributions to, and investments in, our Joint Ventures and funding of notes receivable.

During the six months ended June 30, 2008, we acquired 18 industrial properties comprising approximately 2.2 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $179.6 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

We invested approximately $10.9 million and received distributions of approximately $11.2 million from our Joint Ventures. As of June 30, 2008, our industrial real estate Joint Ventures owned 115 industrial properties comprising approximately 19.9 million square feet of GLA.

During the six months ended June 30, 2008, we sold 90 industrial properties comprising approximately 7.6 million square feet of GLA and several land parcels. Net proceeds from the sales of the 90 industrial properties and several land parcels were approximately $422.3 million.

Net cash used in financing activities of approximately $71.3 million for the six months ended June 30, 2008 was derived primarily of common and preferred stock dividends and unit distributions, repayments of senior unsecured debt, the repurchase of restricted stock from our employees to pay for withholding taxes on the vesting of restricted stock, repayments on mortgage loans payable, and debt issuance costs, partially offset by net proceeds from our Unsecured Line of Credit, a book overdraft, and proceeds from the issuance of common stock.

During the six months ended June 30, 2008, certain of our employees exercised 6,300 non-qualified employee stock options. Net proceeds to us were approximately $0.2 million.

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

At June 30, 2008, approximately $1,656.4 million (approximately 84.4% of total debt at June 30, 2008) of our debt was fixed rate debt (including $50.0 million of borrowings under the Unsecured Line of Credit in which the interest rate was fixed via an interest rate protection agreement) and approximately $305.8 million (approximately 15.6% of total debt at June 30, 2008) was variable rate debt.

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

Based upon the amount of variable rate debt outstanding at June 30, 2008, a 10% increase or decrease in the interest rate on our variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $1.0 million per year.

The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of June 30, 2008, we had two outstanding interest rate protection agreements with an aggregate notional amount of $119.5 million which fix the interest rate on a forecasted offering of debt, and one outstanding interest rate protection agreement with a notional amount of $50.0 million which fixes the interest rate on borrowings on our Unsecured Line of Credit. See Note 11 to the June 30, 2008 Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

Owning, operating, and developing industrial property outside of the United States exposes us to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At June 30, 2008, we had only one property and one land parcel for which the U.S. dollar was not the functional currency. The property and land parcel are located in Ontario, Canada and use the Canadian dollar as their functional currency.

Recent Accounting Pronouncements

Refer to Note 2 to the June 30, 2008 Consolidated Financial Statements.

Subsequent Events

From July 1, 2008 to July 25, 2008, we acquired three industrial properties and one land parcel for a purchase price of approximately $19.8 million, excluding costs incurred in conjunction with the acquisition of these industrial properties and one land parcel. In conjunction with the acquisition of two of these industrial properties, we assumed $3.5 million in mortgage loans payable. There were no industrial properties sold during this period.

On July 1, 2008, we repurchased and retired $5.0 million of the 2017 II Notes at a redemption price of 88.915% of par. In connection with the partial retirement, we recognized $0.4 million as gain on early retirement of debt, which is the difference between the repurchase amount of $4.4 million and the principal amount retired of $5.0 million, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees, and the unamortized settlement amount of the interest rate protection agreements related to the 2017 II Notes of $0.01 million, $0.05 million, and $0.1 million, respectively.

On July 3, 2008 the mortgage note receivable that we originated related to a property sale in the first quarter 2008 in which we deferred $2.5 million in gain (see Note 7) was paid off and retired.

On July 21, 2008, we paid a second quarter 2008 dividend/distribution of $0.72 per common share/Unit, totaling approximately $36.4 million.

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

On May 20, 2008, First Industrial Realty Trust, Inc. (the “Company”) held its Annual Meeting of Stockholders. At the meeting, three Class II directors of the Company were elected to serve until the 2011 Annual Meeting of Stockholders and one Class III director was elected to serve until the 2009 Annual Meeting of Stockholders, and, in each case, until his respective successor is duly elected and qualified. Tabulated with the name of each of the nominees elected is the number of shares of common stock cast for each nominee and the number of shares of common stock withholding authority to vote for each nominee. There were no broker non-votes with respect to the election of directors.

Nominee	Votes For	Votes Withheld

Michael W. Brennan	37,467,027	1,159,452
Michael G. Damone	37,703,204	923,275
Kevin W. Lynch	37,736,949	889,530
John W.M. Brenninkweijer*	36,958,950	1,667,529

*	Class III Director

In addition, the appointment of PricewaterhouseCoopers LLP, as the Independent Registered Public Accounting Firm of the Company for the fiscal year ending December 31, 2008, was ratified at the meeting with 37,579,452 shares voting in favor, 950,618 shares voting against, 96,409 shares abstaining and zero broker non-votes.

Jay H. Shidler, Robert D. Newman and J. Steven Wilson continue to serve as Class I directors until their present terms expire in 2010 and their successors are duly elected. John Rau, Robert J. Slater and W. Ed Tyler continue to serve as Class III directors until their present terms expire in 2009 and their successors are duly elected.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Exhibit
Number		Description

31	.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.

By:	/s/ Scott A. Musil
Scott A. Musil
Chief Accounting Officer
(Principal Accounting Officer)

Date: August 7, 2008

EXHIBIT INDEX

Exhibit
Number		Description

31	.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith