Form 10-Q
period 2008-09-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 2008-11-10
CIK 921825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Number of shares of Common Stock, $.01 par value, outstanding as of October 31, 2008: 44,297,256.

FIRST INDUSTRIAL REALTY TRUST, INC.

Form 10-Q

For the Period Ended September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands
	except share and
	per share data)

ASSETS
Assets:
Investment in Real Estate:
Land	$763,087	$655,523
Buildings and Improvements	2,466,486	2,599,784
Construction in Progress	78,140	70,961
Less: Accumulated Depreciation	(493,330)	(509,981)

Net Investment in Real Estate	2,814,383	2,816,287

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $14,549 and $3,038 at September 30, 2008 and December 31, 2007, respectively	70,220	37,875
Cash and Cash Equivalents	6,858	5,757
Restricted Cash	25,979	24,903
Tenant Accounts Receivable, Net	9,207	9,665
Investments in Joint Ventures	60,673	57,543
Deferred Rent Receivable, Net	30,101	32,665
Deferred Financing Costs, Net	12,911	15,373
Deferred Leasing Intangibles, Net	84,446	87,019
Prepaid Expenses and Other Assets, Net	199,608	170,946

Total Assets	$3,314,386	$3,258,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage Loans Payable, Net	$78,466	$73,550
Senior Unsecured Debt, Net	1,515,842	1,550,991
Unsecured Line of Credit	396,254	322,129
Accounts Payable, Accrued Expenses and Other Liabilities	158,859	146,308
Deferred Leasing Intangibles, Net	20,632	22,041
Rents Received in Advance and Security Deposits	24,663	31,425
Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $515 and $0 at September 30, 2008 and December 31, 2007, respectively	584	—
Dividends Payable	36,425	37,311

Total Liabilities	2,231,725	2,183,755

Commitments and Contingencies	—	—
Minority Interest	146,189	150,359
Stockholders’ Equity:
Preferred Stock ($0.01 par value, 10,000,000 shares authorized, 500, 250, 600, and 200 shares of Series F, G, J, and K Cumulative Preferred Stock, respectively, issued and outstanding at September 30, 2008 and December 31, 2007, having a liquidation preference of $100,000 per share ($50,000), $100,000 per share ($25,000), $250,000 per share ($150,000), and $250,000 per share ($50,000), respectively)	—	—
Common Stock ($0.01 par value, 100,000,000 shares authorized, 48,648,085 and 47,996,263 shares issued and 44,323,971 and 43,672,149 shares outstanding at September 30, 2008 and December 31, 2007, respectively)	487	480
Additional Paid-in-Capital	1,368,324	1,354,674
Distributions in Excess of Accumulated Earnings	(283,505)	(281,587)
Accumulated Other Comprehensive Loss	(8,816)	(9,630)
Treasury Shares at Cost (4,324,114 shares at September 30, 2008 and December 31, 2007)	(140,018)	(140,018)

Total Stockholders’ Equity	936,472	923,919

Total Liabilities and Stockholders’ Equity	$3,314,386	$3,258,033

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands except per share data)

Revenues:
Rental Income	$65,720	$59,944	$194,745	$175,754
Tenant Recoveries and Other Income	25,680	25,212	78,826	78,093
Contractor Revenues	45,202	5,381	101,600	21,229

Total Revenues	136,602	90,537	375,171	275,076

Expenses:
Property Expenses	30,587	27,584	94,469	81,203
General and Administrative	18,066	21,307	64,191	66,478
Depreciation and Other Amortization	39,150	35,019	119,647	100,464
Contractor Expenses	41,895	5,188	96,628	20,278

Total Expenses	129,698	89,098	374,935	268,423

Other Income/Expense:
Interest Income	1,054	930	2,816	1,415
Interest Expense	(26,644)	(30,196)	(83,116)	(89,764)
Amortization of Deferred Financing Costs	(717)	(828)	(2,162)	(2,472)
Gain (Loss) From Early Retirement of Debt	1,260	(139)	2,749	(393)

Total Other Income/Expense	(25,047)	(30,233)	(79,713)	(91,214)

Loss from Continuing Operations Before Equity in Income of Joint Ventures, Income Tax Benefit and Income Allocated to Minority Interest	(18,143)	(28,794)	(79,477)	(84,561)
Equity in Income of Joint Ventures	725	6,376	7,295	23,633
Income Tax Benefit	2,064	2,521	7,240	4,451
Minority Interest Allocable to Continuing Operations	2,559	3,105	9,977	9,455

Loss from Continuing Operations	(12,795)	(16,792)	(54,965)	(47,022)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $22,548 and $59,637 for the Three Months Ended September 30, 2008 and 2007, respectively, and $166,393 and $174,436 for the Nine Months Ended September 30, 2008 and 2007, respectively)	24,739	68,369	181,260	205,650
Provision for Income Taxes Allocable to Discontinued Operations (Including $(26) and $9,894 for the Three Months Ended September 30, 2008 and 2007, respectively, and $2,748 and $31,015 for the Nine Months Ended September 30, 2008 and 2007, respectively, allocable to Gain on Sale of Real Estate)	(65)	(10,155)	(3,343)	(33,081)
Minority Interest Allocable to Discontinued Operations	(3,062)	(7,317)	(22,293)	(21,726)

Income Before Gain on Sale of Real Estate	8,817	34,105	100,659	103,821
Gain on Sale of Real Estate	—	103	12,008	4,507
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	—	(40)	(2,909)	(1,145)
Minority Interest Allocable to Gain on Sale of Sale Estate	—	(8)	(1,140)	(423)

Net Income	8,817	34,160	108,618	106,760
Less: Preferred Stock Dividends	(4,857)	(4,857)	(14,571)	(16,463)
Less: Redemption of Preferred Stock	—	—	—	(2,017)

Net Income Available to Common Stockholders	$3,960	$29,303	$94,047	$88,280

Basic and Diluted Earnings Per Share:
Loss from Continuing Operations	$(0.41)	$(0.49)	$(1.43)	$(1.41)

Income From Discontinued Operations	$0.50	$1.15	$3.61	$3.40

Net Income Available to Common Stockholders	$0.09	$0.66	$2.18	$1.99

Weighted Average Shares Outstanding	43,151	44,240	43,088	44,373

Dividends/Distribution Declared per Common Share Outstanding	$0.72	$0.71	$2.16	$2.13

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands)

Net Income	$8,817	$34,160	$108,618	$106,760
Mark to Market of Interest Rate Protection Agreements, Net of Income Tax Benefit (Provision) of $52 and $0 for the three months ended September 30, 2008 and 2007, respectively, and $(32) and $0 for the nine months ended September 30, 2008 and 2007, respectively.	(1,878)	(329)	1,655	3,886
Amortization of Interest Rate Protection Agreements	(206)	(189)	(584)	(728)
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	376	—	831	—
Settlement of Interest Rate Protection Agreements	—	—	—	(4,261)
Foreign Currency Translation Adjustment, Net of Income Tax Benefit (Provision) of $507 and $(1,217) for the three months ended September 30, 2008 and 2007, respectively, and $922 and $(1,217) for the nine months ended September 30, 2008 and 2007, respectively.	(570)	2,261	(958)	2,261
Other Comprehensive Loss (Income) Allocable to Minority Interest	280	(220)	(130)	(195)

Other Comprehensive Income	$6,819	$35,683	$109,432	$107,723

The accompanying notes are an integral part of the financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$108,618	$106,760
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Allocation of Income to Minority Interest	13,456	12,694
Depreciation	86,378	91,507
Amortization of Deferred Financing Costs	2,162	2,472
Other Amortization	47,621	40,631
Provision for Bad Debt	2,752	2,801
Equity in Income of Joint Ventures	(7,295)	(23,633)
Distributions from Joint Ventures	9,934	25,078
Gain on Sale of Real Estate	(178,401)	(178,943)
(Gain) Loss on Early Retirement of Debt	(2,749)	393
Decrease in Developments for Sale Costs	1,860	4,106
Increase in Tenant Accounts Receivable and Prepaid Expenses and Other Assets, Net	(32,731)	(9,510)
Increase in Deferred Rent Receivable	(4,689)	(7,975)
Increase in Accounts Payable and Accrued Expenses and Rents Received in Advance and Security Deposits	12,578	13,181
Decrease (Increase) in Restricted Cash	90	(334)

Net Cash Provided by Operating Activities	59,584	79,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(494,912)	(545,904)
Net Proceeds from Sales of Investments in Real Estate	479,938	587,778
Contributions to and Investments in Joint Ventures	(14,703)	(23,804)
Distributions from Joint Ventures	7,934	15,673
Funding of Notes Receivable	(10,325)	(8,385)
Repayment of Mortgage Loans Receivable	62,271	23,935
(Increase) Decrease in Restricted Cash	(1,166)	12,337

Net Cash Provided by Investing Activities	29,037	61,630

CASH FLOWS FROM FINANCING ACTIVITIES:
Offering Costs	(185)	(46)
Proceeds from the Issuance of Common Stock	174	613
Redemption of Preferred Stock	—	(50,014)
Repurchase of Restricted Stock	(3,787)	(3,922)
Dividends/Distributions	(108,922)	(110,334)
Preferred Stock Dividends	(15,803)	(16,310)
Purchase of Treasury Shares	—	(29,406)
Repayments on Mortgage Loans Payable	(2,387)	(34,904)
Debt Issuance Costs	(76)	(3,758)
Net Proceeds from Senior Unsecured Debt	—	149,595
Repayments of Senior Unsecured Debt	(32,526)	(150,000)
Other Costs of Senior Unsecured Debt	—	(4,261)
Proceeds from Unsecured Line of Credit	476,920	677,000
Repayments on Unsecured Line of Credit	(402,000)	(582,000)
Cash Book Overdraft.	934	3,142

Net Cash Used in Financing Activities	(87,658)	(154,605)

Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	138	—
Net Increase (Decrease) in Cash and Cash Equivalents	963	(13,747)
Cash and Cash Equivalents, Beginning of Period	5,757	16,135

Cash and Cash Equivalents, End of Period	$6,858	$2,388

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

We began operations on July 1, 1994. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner with an approximate 87.6% and 87.3% ownership interest at September 30, 2008 and September 30, 2007, respectively, and through the TRS, of which the Operating Partnership is the sole stockholder. We also conduct operations through other partnerships, corporations, and limited liability companies, the operating data of which, together with that of the Operating Partnership and the TRS, is consolidated with that of the Company as presented herein. Minority interest at September 30, 2008 and September 30, 2007 of approximately 12.4% and 12.7%, respectively, represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

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

As of September 30, 2008, we owned 803 industrial properties (inclusive of developments in process) located in 29 states in the United States and one province in Canada, containing an aggregate of approximately 71.4 million square feet of gross leaseable area (“GLA”).

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

In order to conform with generally accepted accounting principles, we, in preparation of our financial statements, are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2008 and December 31, 2007, and the reported amounts of revenues and expenses for each of the three and nine months ended September 30, 2008 and September 30, 2007. Actual results could differ from those estimates.

In our opinion, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of our financial position as of September 30, 2008 and December 31, 2007 and the results of our operations and comprehensive income for each of the three and nine months ended September 30, 2008 and September 30, 2007, and our cash flows for each of the nine months ended September 30, 2008 and September 30, 2007, and all adjustments are of a normal recurring nature.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Construction Revenues and Expenses

For the three and nine months ended September 30, 2008 construction revenues and expenses include revenues and expenses associated with us acting in the capacity of general contractor and/or development manager for certain third party development projects. For such projects we recognize the gross costs and revenues on a percentage of completion basis. Additionally, for the nine months ended September 30, 2008, construction revenues and expenses include amounts relating to the sale of industrial units that we developed to sell.

Deferred Leasing Intangibles

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in our total assets consist of the following:

	September 30,	December 31,
	2008	2007

In-Place Leases	$86,219	$86,398
Less: Accumulated Amortization	(27,616)	(24,860)

	$58,603	$61,538

Above Market Leases	$5,654	$6,440
Less: Accumulated Amortization	(2,614)	(2,519)

	$3,040	$3,921

Tenant Relationships	$27,800	$24,970
Less: Accumulated Amortization	(4,997)	(3,410)

	$22,803	$21,560

Total Deferred Leasing Intangibles, Net	$84,446	$87,019

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in our total liabilities consist of the following:

	September 30,	December 31,
	2008	2007

Below Market Leases	$32,365	$31,668
Less: Accumulated Amortization	(11,733)	(9,627)

	$20,632	$22,041

The fair value of in-place leases, above market leases, tenant relationships and below market leases recorded due to real estate properties acquired during the nine months ended September 30, 2008 and September 30, 2007 is as follows:

	September 30,	September 30,
	2008	2007

In-Place Leases	$19,346	$22,528
Above Market Leases	$61	$912
Tenant Relationships	$6,973	$9,773
Below Market Leases	$(3,482)	$(7,731)

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average life in months of in-place leases, above market leases, tenant relationships and below market leases recorded as a result of the real estate properties acquired for the nine months ended September 30, 2008 and September 30, 2007 is as follows:

	September 30,	September 30,
	2008	2007

In-Place Leases	116	76
Above Market Leases	43	100
Tenant Relationships	92	114
Below Market Leases	34	135

Amortization expense related to in-place leases and tenant relationships was $6,764 and $6,375 for the three months ended September 30, 2008 and September 30, 2007, respectively, and $23,652 and $17,643 for the nine months ended September 30, 2008 and September 30, 2007, respectively. Rental revenues increased by $1,135 and $1,027 related to amortization of above/below market leases for the three months ended September 30, 2008 and September 30, 2007, respectively, and $5,958 and $3,060 for the nine months ended September 30, 2008 and September 30, 2007, respectively.

Income Taxes

We file tax returns in the U.S. and various states and foreign jurisdictions. At December 31, 2007 the TRS was under examination by the Internal Revenue Service for tax years 2004 and 2005. During 2008 we received notification from the Internal Revenue Service that they have completed their examinations of the TRS for the 2004 and 2005 tax years. There were no changes to taxable income of the TRS as a result of the examination.

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

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.	Investments in Joint Ventures and Property Management Services

At September 30, 2008, the 2003 Net Lease Joint Venture owned 11 industrial properties comprising approximately 5.1 million square feet of GLA, the 2005 Development/Repositioning Joint Venture owned 40 industrial properties comprising approximately 6.3 million square feet of GLA and several land parcels, the 2005 Core Joint Venture owned 48 industrial properties comprising approximately 3.9 million square feet of GLA and several land parcels, the 2006 Net Lease Co-Investment Program owned 12 industrial properties comprising approximately 5.0 million square feet of GLA, the 2006 Land/Development Joint Venture owned several land parcels, and the 2007 Canada Joint Venture owned three industrial properties comprising approximately 0.2 million square feet of GLA and several land parcels. As of September 30, 2008, the 2007 Europe Joint Venture did not own any properties.

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

At September 30, 2008 and December 31, 2007, we have a receivable from the Joint Ventures and the July 2007 Fund of $5,827 and $6,068, respectively, which mainly relates to development, leasing, property management and asset management fees due to us from the Joint Ventures and the July 2007 Fund and reimbursement for development expenditures made by the TRS, who is acting in the capacity of the general contractor for development projects for the 2005 Development/Repositioning Joint Venture. These receivable amounts are included in prepaid expenses and other assets, net.

During the three and nine months ended September 30, 2008 and September 30, 2007, we invested the following amounts in, as well as received distributions from, our Joint Ventures and recognized fees from acquisition, disposition, leasing, development, incentive, property management and asset management services from our Joint Ventures and the July 2007 Fund in the following amounts:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Contributions	$3,585	$7,202	$13,999	$21,936
Distributions	$6,636	$15,988	$17,868	$40,751
Fees	$5,969	$7,318	$15,257	$20,569

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit

The following table discloses certain information regarding our mortgage loans payable, senior unsecured debt and unsecured line of credit:

				Effective
	Outstanding		Interest	Interest
	Balance at		Rate at	Rate at
	September 30,	December 31,	September 30,	September 30,
	2008	2007	2008	2008	Maturity Date

Mortgage Loans Payable, Net	$78,466	$73,550	5.50% - 9.25%	4.58% - 9.25%	07/09 - 09/24
Unamortized Premiums	(1,904)	(2,196)

Mortgage Loans Payable, Gross	$76,562	$71,354

Senior Unsecured Debt, Net
2016 Notes	$194,507	$199,442	5.750%	5.91%	01/15/16
2017 Notes	99,912	99,905	7.500%	7.52%	12/01/17
2027 Notes	15,056	15,056	7.150%	7.11%	05/15/27
2028 Notes	199,845	199,838	7.600%	8.13%	07/15/28
2011 Notes	199,853	199,807	7.375%	7.39%	03/15/11
2012 Notes	199,511	199,408	6.875%	6.85%	04/15/12
2032 Notes	49,474	49,457	7.750%	7.87%	04/15/32
2009 Notes	124,969	124,937	5.250%	4.10%	06/15/09
2014 Notes	114,561	113,521	6.420%	6.54%	06/01/14
2011 Exchangeable Notes	200,000	200,000	4.625%	4.63%	09/15/11
2017 II Notes	118,154	149,620	5.950%	6.37%	05/15/17

Subtotal	$1,515,842	$1,550,991
Unamortized Discounts	12,658	14,079

Senior Unsecured Debt, Gross	$1,528,500	$1,565,070

Unsecured Line of Credit	$396,254	$322,129	3.155%	3.155%	09/28/12

On June 6, 2008, we assumed a mortgage loan payable of $4,097 bearing interest at a rate of 6.83%. In conjunction with the assumption of the mortgage loan, we recorded a premium in the amount of $256 which will be amortized as an adjustment to interest expense through maturity on June 1, 2018. On July 24, 2008, we assumed two mortgage loans payable of $2,502 and $997 bearing interest at a rate of 6.97% and 7.07%, respectively, that each mature on July 1, 2018.

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

On June 6, 2008, we repurchased and retired $5,000 of the 2016 Notes at a redemption price of 89.75% of par. In connection with the partial retirement, we recognized $430 as gain on early retirement of debt, which is the difference between the repurchase amount of $4,488 and the principal amount retired of $5,000, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees and the unamortized settlement amount of the interest rate protection agreements related to the 2016 Notes of $13, $36 and $33, respectively.

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

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 6, 2008, we repurchased and retired $16,570 of the 2017 II Notes at a redemption price of 89.750% of par. In connection with the partial retirement, we recognized $1,059 as gain on early retirement of debt, which is the difference between the repurchase amount of $14,872 and the principal amount retired of $16,570, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees and the unamortized settlement amount of the interest rate protection agreements related to the 2017 II Notes of $40, $177 and $422, respectively. On July 1, 2008, we repurchased and retired $5,000 of the 2017 II Notes at a redemption price of 88.915% of par. In connection with the partial retirement, we recognized $363 as gain on early retirement of debt, which is the difference between the repurchase amount of $4,446 and the principal amount retired of $5,000, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees, and the unamortized settlement amount of the interest rate protection agreements related to the 2017 II Notes of $12, $53 and $126, respectively. On August 12, 2008, we repurchased and retired $10,000 of the 2017 II Notes at a redemption price of 87.200% of par. In connection with the partial retirement, we recognized $897 as gain on early retirement of debt, which is the difference between the repurchase amount of $8,720 and the principal amount retired of $10,000, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees, and the unamortized settlement amount of the interest rate protection agreements related to the 2017 II Notes of $24, $109 and $250, respectively.

On August 18, 2008, we amended our Unsecured Line of Credit agreement dated as of September 28, 2007. As a result of the amendment, of the aggregate amount of the revolving commitment under the Unsecured Line of Credit, which remains $500,000 and which, subject to certain conditions, may be increased to a maximum amount of $700,000, the portion available in multiple currencies has been increased to $161,000 from $100,000.

The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2008	$884
2009	133,297
2010	15,815
2011	407,657
2012	601,028
Thereafter	842,635

Total	$2,001,316

As of September 30, 2008, we are in compliance with all of our debt covenants.

5.	Stockholders’ Equity

Shares of Common Stock:

During the nine months ended September 30, 2008, 171,365 limited partnership interests in the Operating Partnership (“Units”) were converted into an equivalent number of shares of common stock, resulting in a reclassification of $4,189 of minority interest to equity.

Non-Qualified Employee Stock Options:

During the nine months ended September 30, 2008, certain of our employees exercised 6,300 non-qualified employee stock options. Net proceeds to us were approximately $174.

Restricted Stock:

During the nine months ended September 30, 2008, we awarded 588,628 of restricted common stock shares and restricted stock units to certain employees and 19,328 shares of restricted common stock to certain directors. These restricted common stock shares and restricted stock units had a fair value of approximately $19,423 on the

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dates of approval by the Compensation Committee of the Board of Directors. The restricted common stock and restricted stock units awarded to employees generally vest over a three year period and the restricted common stock awarded to directors generally vest over a three to ten year period. Compensation expense will be charged to earnings over the respective vesting period for the shares/units expected to vest.

Dividend/Distributions:

The following table summarizes dividends/distributions accrued during the nine months ended September 30, 2008.

	Nine Months Ended
	September 30, 2008
	Dividend/	Total
	Distribution	Dividend/
	per Share/Unit	Distribution

Common Stock/Operating Partnership Units	$2.16	$109,268
Series F Preferred Stock	$4,677.00	$2,339
Series G Preferred Stock	$5,427.00	$1,357
Series J Preferred Stock	$13,593.90	$8,156
Series K Preferred Stock	$13,593.90	$2,719

6.	Acquisition of Real Estate

During the nine months ended September 30, 2008, we acquired 25 industrial properties comprising approximately 3.1 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $316,015, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

7.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

During the nine months ended September 30, 2008, we sold 108 industrial properties comprising approximately 8.8 million square feet of GLA and several land parcels. Gross proceeds from the sales of the 108 industrial properties and several land parcels were approximately $558,861. The gain on sale of real estate was approximately $178,401.

All but one of the 108 sold industrial properties met the criteria established by SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets” (“SFAS 144”) to be included in discontinued operations. Therefore, in accordance with SFAS 144, the results of operations and gain on sale of real estate for 107 of the 108 sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate for the one industrial property and several land parcels that do not meet the criteria established by SFAS 144 are included in continuing operations.

During the three months ended March 31, 2008, we deferred $2,506 of the gain on sale of real estate on the sale of one property. Since we leased back a portion of the property and we provided seller financing, SFAS No. 98 “Accounting for Leases” required us to defer the gain. The $2,506 gain on sale of real estate was recognized during the three months ended September 30, 2008 since the mortgage note receivable was paid off and retired on July 3, 2008.

At September 30, 2008, we had 16 industrial properties comprising approximately 1.9 million square feet of GLA held for sale. In accordance with SFAS 144, the results of operations of the 16 industrial properties held for sale at September 30, 2008 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

Income from discontinued operations for the three and nine months ended September 30, 2007 reflects the results of operations of the 107 industrial properties that were sold during the nine months ended September 30, 2008, the results of operations of 161 industrial properties that were sold during the year ended December 31, 2007, the results of operations of the 16 industrial properties identified as held for sale at September 30, 2008 and the gain on sale of real estate relating to 127 industrial properties that were sold during the nine months ended September 30, 2007.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table discloses certain information regarding the industrial properties included in our discontinued operations for the three and nine months ended September 30, 2008 and September 30, 2007:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Total Revenues	$4,745	$24,519	$34,023	$84,076
Property Expenses	(1,337)	(8,230)	(11,315)	(27,673)
Depreciation and Amortization	(1,217)	(7,557)	(7,841)	(25,189)
Gain on Sale of Real Estate	22,548	59,637	166,393	174,436
Provision for Income Taxes	(65)	(10,155)	(3,343)	(33,081)
Minority Interest	(3,062)	(7,317)	(22,293)	(21,726)

Income from Discontinued Operations	$21,612	$50,897	$155,624	$150,843

In conjunction with certain property sales, we provided seller financing. At September 30, 2008 and December 31, 2007, we had mortgage notes receivable and accrued interest outstanding of approximately $41,170 and $30,456, respectively, which is included as a component of prepaid expenses and other assets.

8.	Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007

Interest paid, net of capitalized interest	$85,103	$91,166

Interest capitalized	$6,711	$5,846

Supplemental schedule of noncash investing and financing activities:
Distribution payable on common stock/Units	$36,425	$36,326

Distribution payable on preferred stock	$—	$6,089

Exchange of units for common stock:
Minority interest	$(4,189)	$(1,594)
Common stock	2	1
Additional paid-in-capital	4,187	1,593

	$—	$—

In conjunction with the property and land acquisitions, the following liabilities were assumed:
Accounts payable and accrued expenses	$(464)	$(5,873)

Mortgage debt, net of premium recorded	$(7,852)	$(38,590)

Write-off of fully depreciated assets	$(58,469)	$(29,873)

In conjunction with certain property sales, the Company provided seller financing and assigned a mortgage note payable:
Mortgage notes receivable	$62,613	$42,172

Mortgage note payable	$—	$769

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings Per Share (“EPS”)

The computation of basic and diluted EPS is presented below:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Numerator:
Loss from Continuing Operations	$(12,795)	$(16,792)	$(54,965)	$(47,022)
Gain on Sale of Real Estate, Net of Minority Interest and Income Taxes	—	55	7,959	2,939
Less: Preferred Stock Dividends	(4,857)	(4,857)	(14,571)	(16,463)
Less: Redemption of Preferred Stock	—	—	—	(2,017)

Loss from Continuing Operations Available to Common Stockholders, Net of Minority Interest and Income Taxes — For Basic and Diluted EPS	(17,652)	(21,594)	(61,577)	(62,563)
Discontinued Operations, Net of Minority Interest and Income Taxes	21,612	50,897	155,624	150,843

Net Income Available to Common Stockholders — For Basic and Diluted EPS	$3,960	$29,303	$94,047	$88,280

Denominator:
Weighted Average Shares — Basic and Diluted	43,150,905	44,240,206	43,087,942	44,373,126

Basic and Diluted EPS:
Loss from Continuing Operations Available to Common Stockholders, Net of Minority Interest and Income Taxes	$(0.41)	$(0.49)	$(1.43)	$(1.41)

Discontinued Operations, Net of Minority Interest and Income Taxes	$0.50	$1.15	$3.61	$3.40

Net Income Available to Common Stockholders	$0.09	$0.66	$2.18	$1.99

The number of weighted average shares — diluted is the same as the number of weighted average shares — basic for the three and nine months ended September 30, 2008 and September 30, 2007 as the dilutive effect of stock options and restricted stock was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to common stockholders, net of minority interest and income taxes. The dilutive effect of stock options and restricted stock excluded from the computation are five and 134,428 for the three months ended September 30, 2008 and 2007, respectively, and 2,416 and 187,339 for the nine months ended September 30, 2008 and 2007, respectively.

Unvested restricted stock shares aggregating 1,157,741 and 480,845 for the three months ended September 30, 2008 and 2007, respectively, and 970,084 and 422,206 for the nine months ended September 30, 2008 and 2007, respectively, were antidilutive as the issue price of these shares was higher than the Company’s average stock price during the respective periods and accordingly were excluded from dilution computations.

Options to purchase common stock of 278,601 for the three months ended September 30, 2008 and 265,852 for the nine months ended September 30, 2008 were antidilutive as the strike price of these stock options was higher than the Company’s average stock price during the respective periods and accordingly were excluded in dilution computations. In 2007, all of the stock options were dilutive.

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

We recognized $4,592 and $3,403 for the three months ended September 30, 2008 and 2007, respectively, and $12,776 and $10,657 for the nine months ended September 30, 2008 and 2007, respectively, in compensation expense related to restricted stock awards, of which $484 and $565 was capitalized for the three months ended September 30, 2008 and 2007, respectively, and $1,255 and $1,285 was capitalized for the nine months ended September 30, 2008 and 2007, respectively, in connection with development activities. At September 30, 2008, we have $29,451 in unrecognized compensation related to unvested restricted stock awards. The weighted average period that the unrecognized compensation is expected to be recognized is 1.20 years. We did not award stock options to our employees or our directors during the nine months ended September 30, 2008 and September 30, 2007 and all outstanding options are fully vested, therefore no stock-based employee compensation expense related to stock options is included in net income available to common stockholders.

11.	Other Comprehensive Income and Fair Value Measurements

In January 2008, we entered into two interest rate protection agreements which fixed the interest rate on forecasted offerings of unsecured debt (the “January 2008 Agreements”). We designated the January 2008 Agreements as cash flow hedges. The January 2008 Agreements each have a notional value of $59,750 and are effective from May 15, 2009 through May 15, 2014. The January 2008 Agreements fix the LIBOR rate at 4.0725% and 4.0770%, respectively. We anticipate that the January 2008 Agreements will be highly effective, and, as a result, the change in value is shown in other comprehensive income.

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

In conjunction with certain issuances of senior unsecured debt, we entered into interest rate protection agreements to fix the interest rate on anticipated offerings of senior unsecured debt. In the next 12 months, we will amortize approximately $435 into net income by decreasing interest expense.

During 2008, we owned one industrial property and two land parcels located in Toronto, Canada for which the functional currency was determined to be the Canadian dollar. Additionally the 2007 Canada Joint Venture owns three industrial properties and several land parcels in Canada for which the functional currency is the Canadian dollar. The assets and liabilities of these industrial properties and land parcels are translated to U.S. dollars from the Canadian dollar based on the current exchange rate prevailing at each balance sheet date. The income statement accounts of the industrial properties and land parcels are translated using the average exchange rate for the period. The resulting translation adjustments are included in accumulated other comprehensive income.

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

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth our financial assets and liabilities that are accounted for, at fair value on a recurring basis as of September 30, 2008:

		Fair Value Measurements at Reporting
		Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Interest Rate Protection Agreements(1)	$1,614	—	$1,614	—

(1)	Mark to market gains on the interest rate protection agreements are recorded in accumulated other comprehensive income and the value of the interest rate protection agreements is included in prepaid expenses and other assets, net.

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

Although we have determined that the majority of the inputs used to value the instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our instruments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. However, as of September 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of the positions of the interest rate protection agreements and have determined that the credit valuation adjustments are not significant to the overall valuation of our interest rate protection agreements. As a result, we have determined that the valuations in their entirety are classified in Level 2 of the fair value hierarchy.

12.	Commitments and Contingencies

In the normal course of business, we are involved in legal actions arising from the ownership of our properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.

We have committed to the construction of several industrial properties totaling approximately 3.2 million square feet of GLA. The estimated total construction costs are approximately $167,991. Of this amount, approximately $23,162 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated completion cost stated above.

At September 30, 2008, we had 17 letters of credit outstanding in the aggregate amount of $6,324. These letters of credit expire between December 2008 and January 2010.

13.	Subsequent Events

From October 1, 2008 to October 31, 2008, we acquired one industrial property and one land parcel for a purchase price of approximately $23,634, excluding costs incurred in conjunction with the acquisition of the industrial property and land parcel. There were no industrial properties sold during this period.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 20, 2008, we paid a third quarter 2008 dividend/distribution of $0.72 per common share/Unit, totaling approximately $36,425.

In October 2008, we entered into an interest rate swap agreement (the “October 2008 Agreement”) to mitigate our exposure to floating interest rates related to the forecasted reset rate of our Series F Preferred Stock. The October 2008 Agreement has a notional value of $50,000 and is effective from April 1, 2009 through October 1, 2013. The October 2008 Agreement fixes the 30-year U.S. Treasury rate at 5.217%. Related gains and losses on the October 2008 Agreement will be recognized in current earnings.

On October 22, 2008, Michael Brennan resigned from his position as President and Chief Executive Officer of the Company and as a member of the Board of Directors.

On October 24, 2008, our Compensation Committee of the Board of Directors committed us to a plan to reduce organizational and overhead costs (the “Plan”). Implementation of the Plan began immediately and the estimated pre-tax expense associated with the Plan is estimated to range between $11.8 million to $12.4 million.

On October 29, 2008, the Board of Directors declared a dividend of $0.25 per share for the quarter ending December 31, 2008, payable on January 21, 2009 to stockholders of record on December 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have an adverse effect on our operations and future prospects include, but are not limited to, changes in: national, international (including trade volume growth), regional and local economic conditions generally and real estate markets specifically, legislation/regulation (including changes to laws governing the taxation of real estate investment trusts), our ability to qualify and maintain our status as a real estate investment trust, availability and attractiveness of financing (including both public and private capital) to us and to our potential counterparties, interest rate levels, our ability to maintain our current credit agency ratings, competition, supply and demand for industrial properties (including land, the supply and demand for which is inherently more volatile than other types of industrial property) in the Company’s current and proposed market areas, difficulties in consummating acquisitions and dispositions, risks related to our investments in properties through joint ventures, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs, changes in general accounting principles, policies and guidelines applicable to real estate investment trusts, risks related to doing business internationally (including foreign currency exchange risks and risks related to integrating international properties and operations) and those additional factors described under the heading “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K for the year ended December 31, 2007, as amended (“2007 Form 10-K”), in the Company’s subsequent quarterly reports on Form 10-Q, and in Item 1A, “Risk Factors,” in this quarterly report. We caution you not to place undue reliance on forward looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements. Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to First Industrial Realty Trust, Inc., First Industrial, L.P. and their controlled subsidiaries. We refer to our operating partnership, First Industrial, L.P., as the “Operating Partnership,” and our taxable REIT subsidiary, First Industrial Investment, Inc., as the “TRS.”

GENERAL

The Company was organized in the state of Maryland on August 10, 1993. We are a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”).

We began operations on July 1, 1994. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner with an approximate 87.6% and 87.3% ownership interest at September 30, 2008 and 2007, respectively, and through the TRS, of which the Operating Partnership is the sole stockholder. We also conduct operations through other partnerships, corporations, and limited liability companies, the operating data of which, together with that of the Operating Partnership and the TRS, is consolidated with that of the Company, as presented herein. Minority interest at September 30, 2008 and 2007 of approximately 12.4% and 12.7%, respectively, represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

We also own minority equity interests in, and provide various services to, seven joint ventures which invest in industrial properties (the “2003 Net Lease Joint Venture,” the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program,” the “2006 Land/Development Joint Venture,” the “2007 Canada Joint Venture,” and the “2007 Europe Joint Venture”; together the “Joint Ventures”). The Joint Ventures are accounted for under the equity method of accounting. The operating data of the Joint Ventures is not consolidated with that of the Company as presented herein.

As of September 30, 2008, we owned 803 industrial properties (inclusive of developments in process) containing an aggregate of approximately 71.4 million square feet of gross leaseable area (“GLA”), located in 29 states in the United States and one province in Canada.

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

We also generate income from the sale of our and our Joint Ventures’ properties (including existing buildings, buildings which we or our Joint Ventures have developed or re-developed on a merchant basis, and land). The Company itself and through our various Joint Ventures is continually engaged in, and our income growth is dependent in part on, systematically redeploying capital from properties and other assets with lower yield potential into properties and other assets with higher yield potential. As part of that process, we and our Joint Ventures sell select stabilized properties or land or properties offering lower potential returns relative to their market value. The gain/loss on, and fees from, the sale of such properties are included in our income and are a source of funds, in addition to revenues generated from rental income and tenant recoveries, for our distributions. Also, a significant portion of our proceeds from such sales is used to fund the acquisition, development and redevelopment of additional industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of our properties and our Joint Ventures’ properties. Further, our ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If we and our Joint Ventures were unable to sell properties on favorable terms, our income growth would be limited and our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock would be adversely affected.

Currently, we utilize a portion of the net sales proceeds from property sales, borrowings under our unsecured line of credit (the “Unsecured Line of Credit”) and proceeds from the issuance, when and as warranted, of additional debt and equity securities to finance future acquisitions, developments and redevelopments and to fund our equity commitments to our Joint Ventures. Access to external capital on favorable terms plays a key role in our financial condition and results of operations, as it impacts our cost of capital and our ability and cost to refinance existing indebtedness as it matures and to fund acquisitions, developments, redevelopments and contributions to our Joint Ventures or through the issuance, when and as warranted, of additional equity securities. Our ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on our capital stock and debt, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of our capital stock. If we were unable to access external capital on favorable terms, our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock would be adversely affected.

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007

Our net income available to common stockholders was $94.0 million and $88.3 million for the nine months ended September 30, 2008 and September 30, 2007, respectively. Basic and diluted net income available to common stockholders were $2.18 per share and $1.99 per share for the nine months ended September 30, 2008 and September 30, 2007, respectively.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the nine months ended September 30, 2008 and September 30, 2007. Same store properties are properties owned prior to January 1, 2007 and held as operating properties through September 30, 2008 and developments and redevelopments that were placed in service prior to January 1, 2007 or were substantially completed for 12 months prior to January 1, 2007. Properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Acquired properties are properties that were acquired subsequent to December 31, 2006 and held as operating properties through September 30, 2008. Sold properties are properties that were sold subsequent to December 31, 2006. (Re)Developments and land are land parcels and developments and redevelopments that were not a) substantially complete 12 months prior to January 1, 2007 or b) placed in service prior to January 1, 2007. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with the TRS acting as general contractor or development manager to construct industrial properties, including industrial properties for the 2005 Development/Repositioning Joint Venture, and also include revenues and expenses related to the development and sale of properties built for third parties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the nine months ended September 30, 2008 and September 30, 2007, the occupancy rates of our same store properties were 91.1% and 91.5%, respectively.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$218,290	$213,355	$4,935	2.3%
Acquired Properties	31,039	12,112	18,927	156.3%
Sold Properties	25,321	76,366	(51,045)	(66.8)%
(Re)Developments and Land, Not Included Above	10,519	6,272	4,247	67.7%
Other	22,425	29,818	(7,393)	(24.8)%

	307,594	337,923	(30,329)	(9.0)%
Discontinued Operations	(34,023)	(84,076)	50,053	(59.5)%

Subtotal Revenues	273,571	253,847	19,724	7.8%
Construction Revenues	101,600	21,229	80,371	378.6%

Total Revenues	$375,171	$275,076	$100,095	36.4%

Revenues from same store properties increased by $4.9 million due primarily to an increase in rental rates and an increase in tenant recoveries, partially offset by a decrease in occupancy. Revenues from acquired properties increased $18.9 million due to the 130 industrial properties acquired subsequent to December 31, 2006 totaling approximately 11.7 million square feet of GLA. Revenues from sold properties decreased $51.0 million due to the 272 industrial properties sold subsequent to December 31, 2006 totaling approximately 22.5 million square feet of GLA. Revenues from (re)developments and land increased $4.2 million primarily due to an increase in occupancy. Other revenues decreased by approximately $7.4 million due primarily to a decrease in fees earned from our Joint Ventures and a decrease in fees earned related to us assigning our interest in certain purchase contracts to third parties for consideration. Construction revenues increased $80.4 million primarily due to three development projects that commenced in September 2007, April 2008 and August 2008 for which we are acting in the capacity of development manager.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007	$ Change	% Change
	($ in 000’s)

PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$70,134	$65,855	$4,279	6.5%
Acquired Properties	10,163	2,942	7,221	245.4%
Sold Properties	8,650	23,681	(15,031)	(63.5)%
(Re)Developments and Land, Not Included Above	5,032	3,572	1,460	40.9%
Other	11,805	12,826	(1,021)	(8.0)%

	105,784	108,876	(3,092)	(2.8)%
Discontinued Operations	(11,315)	(27,673)	16,358	(59.1)%

Total Property Expenses	94,469	81,203	13,266	16.3%
Construction Expenses	96,628	20,278	76,350	376.5%

Total Property and Construction Expenses	$191,097	$101,481	$89,616	88.3%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, and other property related expenses. Property expenses from same store properties increased $4.3 million due primarily to an increase in real estate tax expense and an increase in repairs and maintenance expense. Property expenses from acquired properties increased $7.2 million due to properties acquired subsequent to December 31, 2006. Property expenses from sold properties decreased $15.0 million due to properties sold subsequent to December 31, 2006. Property expenses from (re)developments and land increased $1.5 million due to an increase in the substantial completion of developments. Expenses are no longer capitalized to the basis of a property once the development is substantially complete. The $1.0 million decrease in other expense is primarily attributable to a decrease in the bad debt reserve and a decrease in incentive compensation expense. Construction expenses increased $76.4 million primarily due to three development projects that commenced in September 2007, April 2008 and August 2008 for which we are acting in the capacity of development manager.

General and administrative expense remained relatively unchanged.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007	$ Change	% Change
	($ in 000’s)

DEPRECIATION and OTHER AMORTIZATION
Same Store Properties	$85,586	$89,665	$(4,079)	(4.5)%
Acquired Properties	29,602	8,996	20,606	229.1%
Sold Properties	5,155	22,662	(17,507)	(77.3)%
(Re)Developments and Land, Not Included Above and Other	5,632	2,929	2,703	92.3%
Corporate Furniture, Fixtures and Equipment	1,513	1,401	112	8.0%

	127,488	125,653	1,835	1.5%
Discontinued Operations	(7,841)	(25,189)	17,348	(68.9)%

Total Depreciation and Other Amortization	$119,647	$100,464	$19,183	19.1%

Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased by $20.6 million due to properties acquired subsequent to December 31, 2006, as well as, $7.2 million of accelerated depreciation and amortization taken during the nine months ended September 30, 2008 attributable to a tenant in two buildings that we acquired in May 2007 who terminated its lease early. Depreciation and other amortization from sold properties decreased $17.5 million due to properties sold subsequent to December 31, 2006. Depreciation and other amortization for (re)developments and land and other increased $2.7 million due primarily to an increase in the substantial completion of developments.

Interest income increased approximately $1.4 million, or 99.0%, due primarily to an increase in the average mortgage loans receivable outstanding during the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007.

Interest expense decreased approximately $6.6 million, or 7.4%, primarily due to a decrease in the weighted average interest rate for the nine months ended September 30, 2008 (5.92%), as compared to the nine months ended September 30, 2007 (6.50%), and due to an increase in capitalized interest for the nine months ended September 30, 2008 due to an increase in development activities, partially offset by an increase in the weighted average debt balance outstanding for the nine months ended September 30, 2008 ($2,026.5 million), as compared to the nine months ended September 30, 2007 ($1,967.9 million).

Amortization of deferred financing costs decreased $0.3 million, or 12.5%, primarily due to the amendment of our Unsecured Line of Credit in September 2007 which extended the maturity from September 2008 to September 2012. The net unamortized deferred financing fees related to the prior Unsecured Line of Credit are amortized over the extended amortization period, except for $0.1 million, which represents the write off of unamortized deferred financing costs associated with certain lenders who did not renew the line of credit and is included in loss from early retirement of debt for the nine months ended September 30, 2007.

For the nine months ended September 30, 2008, we recognized a $2.7 million gain from early retirement of debt due to the partial repurchases of our senior unsecured notes. For the nine months ended September 30, 2007, we incurred a $0.4 million loss from early retirement of debt due to early payoffs of mortgage loans and the write-off of financing fees associated with our previous line of credit which was amended and restated on September 28, 2007.

Equity in income of Joint Ventures decreased by approximately $16.3 million, or 69.1%, due primarily to a decrease in our pro rata share of gain on sale of real estate and earn outs on property sales from the 2005 Core Joint Venture and a decrease in our earn outs on property sales from the 2005 Development/Repositioning Joint Venture during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

The income tax benefit (provision) (included in continuing operations, discontinued operations and gain on sale) decreased by $30.8 million, or 103.3%, due primarily to a decrease in equity in income of joint ventures and a decrease in gains on the sale of real estate within the TRS. Net income of the TRS decreased by $48.2 million, or 111.2%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

The following table summarizes certain information regarding the industrial properties included in our discontinued operations for the nine months ended September 30, 2008 and September 30, 2007.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007
	($ in 000’s)

Total Revenues	$34,023	$84,076
Property Expenses	(11,315)	(27,673)
Depreciation and Amortization	(7,841)	(25,189)
Gain on Sale of Real Estate	166,393	174,436
Provision for Income Taxes	(3,343)	(33,081)
Minority Interest	(22,293)	(21,726)

Income from Discontinued Operations	$155,624	$150,843

Income from discontinued operations, net of income taxes and minority interest, for the nine months ended September 30, 2008 reflects the results of operations and gain on sale of real estate relating to 107 industrial properties that were sold during the nine months ended September 30, 2008 and the results of operations of 16 properties that were identified as held for sale at September 30, 2008.

Income from discontinued operations, net of income taxes and minority interest, for the nine months ended September 30, 2007 reflects the gain on sale of real estate relating to 127 industrial properties that were sold during the nine months ended September 30, 2007 and reflects the results of operations of the 161 industrial properties that were sold during the year ended December 31, 2007, 107 industrial properties that were sold during the nine months ended September 30, 2008, and 16 industrial properties identified as held for sale at September 30, 2008.

The $12.0 million gain on sale of real estate for the nine months ended September 30, 2008 resulted from the sale of one industrial property and several land parcels that do not meet the criteria established by SFAS 144 for inclusion in discontinued operations. The $4.5 million gain on sale of real estate for the nine months ended September 30, 2007, resulted from the sale of two industrial properties and several land parcels that do not meet the criteria established by SFAS 144 for inclusion in discontinued operations.

Comparison of Three Months Ended September 30, 2008 to Three Months Ended September 30, 2007

Our net income available to common stockholders was $4.0 million and $29.3 million for the three months ended September 30, 2008 and September 30, 2007, respectively. Basic and diluted net income available to common stockholders were $0.09 per share and $0.66 per share for the three months ended September 30, 2008 and September 30, 2007, respectively.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended September 30, 2008 and September 30, 2007. Same store properties are properties owned prior to January 1, 2007 and held as operating properties through September 30, 2008 and developments and redevelopments that were placed in service prior to January 1, 2007 or were substantially completed for 12 months prior to January 1, 2007. Properties are placed in service as they reach stabilized occupancy (generally defined as 90% occupied). Acquired properties are properties that were acquired subsequent to December 31, 2006 and held as operating properties through September 30, 2008. Sold properties are properties that were sold subsequent to December 31, 2006. (Re)Developments and land are land parcels and developments and redevelopments that were not a) substantially complete 12 months prior to January 1, 2007 or b) placed in service prior to January 1, 2007. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures, and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with the TRS acting as general contractor or development manager to construct industrial properties, including industrial properties for the 2005 Development/Repositioning Joint Venture, and also include revenues and expenses related to the development and sale of properties built for third parties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the three months ended September 30, 2008 and September 30, 2007, the occupancy rates of our same store properties were 91.3% and 92.0%, respectively.

	Three Months	Three Months
	Ended	Ended
	September 30, 2008	September 30, 2007	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$71,578	$71,577	$1	0.0%
Acquired Properties	10,659	5,047	5,612	111.2%
Sold Properties	1,824	21,909	(20,085)	(91.7)%
(Re)Developments and Land, Not Included Above	4,382	2,324	2,058	88.6%
Other	7,702	8,818	(1,116)	(12.7)%

	96,145	109,675	(13,530)	(12.3)%
Discontinued Operations	(4,745)	(24,519)	19,774	(80.6)%

Subtotal Revenues	91,400	85,156	6,244	7.3%
Construction Revenues	45,202	5,381	39,821	740.0%

Total Revenues	$136,602	$90,537	$46,065	50.9%

Despite a decrease in same store occupancy rates, revenues from same store properties remained relatively unchanged primarily due to an increase in rental rates. Revenues from acquired properties increased $5.6 million due to the 130 industrial properties acquired subsequent to December 31, 2006 totaling approximately 11.7 million square feet of GLA. Revenues from sold properties decreased $20.1 million due to the 272 industrial properties sold subsequent to December 31, 2006 totaling approximately 22.5 million square feet of GLA. Revenues from (re)developments and land increased $2.1 million primarily due to an increase in occupancy. Other revenues decreased by approximately $1.1 million due primarily to a decrease in fees earned from our Joint Ventures. Construction revenues increased $39.8 million primarily due to three development projects that commenced in September 2007, April 2008 and August 2008 for which we are acting in the capacity of development manager.

	Three Months	Three Months
	Ended	Ended
	September 30, 2008	September 30, 2007	$ Change	% Change
	($ in 000’s)

PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$21,885	$22,476	$(591)	(2.6)%
Acquired Properties	3,935	1,367	2,568	187.9%
Sold Properties	665	7,098	(6,433)	(90.6)%
(Re)Developments and Land, Not Included Above	1,713	976	737	75.5%
Other	3,726	3,897	(171)	(4.4)%

	31,924	35,814	(3,890)	(10.9)%
Discontinued Operations	(1,337)	(8,230)	6,893	(83.8)%

Total Property Expenses	30,587	27,584	3,003	10.9%
Construction Expenses	41,895	5,188	36,707	707.5%

Total Property and Construction Expenses	$72,482	$32,772	$39,710	121.2%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance, and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased $2.6 million due to properties acquired subsequent to December 31, 2006. Property expenses from sold properties decreased $6.4 million due to properties sold subsequent to December 31, 2006. Property expenses from (re)developments and land increased $0.7 million primarily due to an increase in the substantial completion of developments. Expenses are no longer capitalized to the basis of a property once the development is substantially complete. Other expense remained relatively unchanged. Construction expenses increased $36.7 million primarily due to three development projects that commenced in September 2007, April 2008 and August 2008 for which we are acting in the capacity of development manager.

General and administrative expense decreased by $3.2 million, or 15.2%, primarily due to a decrease in incentive compensation expense.

	Three Months	Three Months
	Ended	Ended
	September 30, 2008	September 30, 2007	$ Change	% Change
	($ in 000’s)

DEPRECIATION and OTHER AMORTIZATION
Same Store Properties	$27,003	$30,273	$(3,270)	(10.8)%
Acquired Properties	10,434	4,061	6,373	156.9%
Sold Properties	377	6,635	(6,258)	(94.3)%
(Re)Developments and Land, Not Included Above and Other	2,014	1,168	846	72.4%
Corporate Furniture, Fixtures and Equipment	539	439	100	22.8%

	40,367	42,576	(2,209)	(5.2)%
Discontinued Operations	(1,217)	(7,557)	6,340	(83.9)%

Total Depreciation and Other Amortization	$39,150	$35,019	$4,131	11.8%

Depreciation and other amortization for same store properties decreased $3.3 million primarily due to accelerated depreciation and amortization taken during the three months ended September 30, 2007 attributable to certain tenants who terminated their leases early and tenants who did not renew their leases. Depreciation and other amortization from acquired properties increased $6.4 million due to properties acquired subsequent to December 31, 2006. Depreciation and other amortization from sold properties decreased $6.3 million due to properties sold subsequent to December 31, 2006. Depreciation and other amortization for (re)developments and land and other increased $0.8 million primarily due to an increase in the substantial completion of developments.

Interest income remained relatively unchanged.

Interest expense decreased approximately $3.6 million, or 11.8%, primarily due to a decrease in the weighted average interest rate for the three months ended September 30, 2008 (5.81%), as compared to the three months ended September 30, 2007 (6.38%), and due to a decrease in the weighted average debt balance outstanding for the three months ended September 30, 2008 ($1,989.8 million), as compared to the three months ended September 30, 2007 ($2,030.3 million).

Amortization of deferred financing costs remained relatively unchanged.

For the three months ended September 30, 2008, we recognized a $1.3 million gain from early retirement of debt due to the partial repurchase of our senior unsecured notes. For the three months ended September 30, 2007, we incurred a $0.1 million loss from early retirement of debt due to the write-off of financing fees associated with our previous line of credit agreement which was amended and restated on September 28, 2007 and early payoffs on mortgage loans.

Equity in income of joint ventures decreased by approximately $5.7 million, or 88.6%, due primarily to a decrease in our pro rata share of gain on sale of real estate and earn outs on property sales from the 2005 Core Joint Venture and a decrease in our earn outs on property sales from the 2005 Development/Repositioning Joint Venture during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

The income tax benefit (provision) (included in continuing operations, discontinued operations and gain on sale) decreased by $9.7 million, or 126.0%, due primarily to a decrease in equity in income of joint ventures and a decrease in gains from the sale of real estate within the TRS. Net income of the TRS decreased by $13.1 million, or 128.9%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

The following table summarizes certain information regarding the industrial properties included in our discontinued operations for the three months ended September 30, 2008 and September 30, 2007.

	Three Months	Three Months
	Ended September 30,	Ended September 30,
	2008	2007
	($ in 000’s)

Total Revenues	$4,745	$24,519
Property Expenses	(1,337)	(8,230)
Depreciation and Amortization	(1,217)	(7,557)
Gain on Sale of Real Estate	22,548	59,637
Provision for Income Taxes	(65)	(10,155)
Minority Interest	(3,062)	(7,317)

Income from Discontinued Operations	$21,612	$50,897

Income from discontinued operations, net of income taxes and minority interest, for the three months ended September 30, 2008 reflects the results of operations and gain on sale of real estate relating to 18 industrial properties that were sold during the three months ended September 30, 2008 and the results of operations of 16 properties that were identified as held for sale at September 30, 2008.

Income from discontinued operations, net of income taxes and minority interest, for the three months ended September 30, 2007 reflects the gain on sale of real estate relating to 43 industrial properties that were sold during the three months ended September 30, 2007 and reflects the results of operations of the 161 industrial properties that were sold during the year ended December 31, 2007, 107 industrial properties that were sold during the nine months ended September 30, 2008 and 16 industrial properties identified as held for sale at September 30, 2008.

The $0.1 million gain on sale of real estate for the three months ended September 30, 2007, resulted from the sale of one industrial property and several land parcels that do not meet the criteria established by SFAS 144 for inclusion in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, our cash and restricted cash was approximately $6.9 million and $26.0 million, respectively. Restricted cash is primarily comprised of cash held in escrow in connection with mortgage debt requirements and gross proceeds from the sales of certain industrial properties. These sales proceeds will be disbursed as we exchange industrial properties under Section 1031 of the Code.

We have considered our short-term (one year or less) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. Our 5.25% Notes due in 2009, in the aggregate principal amount of $125 million, are due on June 15, 2009 (the “2009 Notes”). We expect to satisfy the payment obligations on the 2009 Notes with the issuance of additional debt, subject to market conditions, although there can be no assurance that any such issuance could be made on reasonable terms or at all. With the exception of the 2009 Notes, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements and the minimum distribution required to maintain our REIT qualification under the Code. We anticipate that these needs will be met with cash flows provided by operating and investing activities, including the disposition of select assets.

We expect to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional equity securities.

We also may finance the development or acquisition of additional properties through borrowings under the Unsecured Line of Credit. At September 30, 2008, borrowings under the Unsecured Line of Credit bore interest at a weighted average interest rate of 3.16%. The Unsecured Line of Credit currently bears interest at a floating rate of LIBOR plus .475%, or the prime rate, at our election. As of October 31, 2008 we had approximately $47.6 million available for additional borrowings under the Unsecured Line of Credit.

Nine Months Ended September 30, 2008

Net cash provided by operating activities of approximately $59.6 million for the nine months ended September 30, 2008 was comprised primarily of net income before minority interest of approximately $122.1 million and net operations distributions from Joint Ventures of $2.6 million, offset by adjustments for non-cash items of approximately $46.9 million and the net change in operating assets and liabilities of approximately $18.2 million. The adjustments for the non-cash items of approximately $46.9 million are primarily comprised of the gain on sale of real estate of approximately $178.4 million, the effect of the straight-lining of rental income of approximately $4.7 million and gain on early retirement of debt of approximately $2.7 million, offset by depreciation and amortization of approximately $136.1 million and the provision for bad debt of approximately $2.8 million.

Net cash provided by investing activities of approximately $29.0 million for the nine months ended September 30, 2008 was comprised primarily of the net proceeds from the sale of real estate, the repayment of notes receivable, and distributions from our Joint Ventures, partially offset by the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate, contributions to, and investments in, our Joint Ventures, funding of notes receivable, and an increase in restricted cash that is held by an intermediary for Section 1031 exchange purposes.

During the nine months ended September 30, 2008, we acquired 25 industrial properties comprising approximately 3.1 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $316.0 million, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

We invested approximately $14.7 million and received distributions of approximately $17.9 million from our Joint Ventures. As of September 30, 2008, our industrial real estate Joint Ventures owned 114 industrial properties comprising approximately 20.5 million square feet of GLA.

During the nine months ended September 30, 2008, we sold 108 industrial properties comprising approximately 8.8 million square feet of GLA and several land parcels. Net proceeds from the sales of the 108 industrial properties and several land parcels were approximately $479.9 million.

Net cash used in financing activities of approximately $87.7 million for the nine months ended September 30, 2008 was derived primarily of common and preferred stock dividends and unit distributions, repayments of senior unsecured debt, the repurchase of restricted stock from our employees to pay for withholding taxes on the vesting of restricted stock, repayments on mortgage loans payable, offering costs and debt issuance costs, partially offset by net proceeds from our Unsecured Line of Credit, a book overdraft, and proceeds from the issuance of common stock.

During the nine months ended September 30, 2008, certain of our employees exercised 6,300 non-qualified employee stock options. Net proceeds to us were approximately $0.2 million.

Market Risk

The following discussion about our risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, and to a much lesser extent, foreign currency fluctuations.

Interest Rate Risk

In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk, legal risk and liquidity risk and are not represented in the following analysis.

At September 30, 2008, approximately $1,644.3 million (approximately 82.6% of total debt at September 30, 2008) of our debt was fixed rate debt (including $50.0 million of borrowings under the Unsecured Line of Credit in which the interest rate was fixed via an interest rate protection agreement) and approximately $346.3 million (approximately 17.4% of total debt at September 30, 2008) was variable rate debt.

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

Based upon the amount of variable rate debt outstanding at September 30, 2008, a 10% increase or decrease in the interest rate on our variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $1.1 million per year. The foregoing calculation assumes an instantaneous increase or decrease in the rates applicable to the amount of borrowings outstanding under our Unsecured Line of Credit at September 30, 2008. One consequence of the recent turmoil in the capital and credit markets has been sudden and dramatic changes in LIBOR, which could result in a greater than 10% increase to such rates. In addition, the calculation does not account for our option to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of September 30, 2008, we had two outstanding interest rate protection agreements with an aggregate notional amount of $119.5 million which fixes the interest rate on forecasted offerings of debt, and one outstanding interest rate protection agreement with a notional amount of $50.0 million which fixes the interest rate on borrowings on our Unsecured Line of Credit. See Note 11 to the September 30, 2008 Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

Owning, operating, and developing industrial property outside of the United States exposes us to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At September 30, 2008, we had only one property and two land parcels for which the U.S. dollar was not the functional currency. The property and land parcels are located in Ontario, Canada and use the Canadian dollar as their functional currency.

Accounting Pronouncements

Refer to Note 2 to the September 30, 2008 Consolidated Financial Statements.

Subsequent Events

From October 1, 2008 to October 31, 2008, we acquired one industrial property and one land parcel for a purchase price of approximately $23.6 million, excluding costs incurred in conjunction with the acquisition of these industrial properties and one land parcel. There were no industrial properties sold during this period.

On October 20, 2008, we paid a third quarter 2008 dividend/distribution of $0.72 per common share/Unit, totaling approximately $36.4 million.

In October 2008, we entered into an interest rate swap agreement (the “October 2008 Agreement”) to mitigate our exposure to floating interest rates related to the forecasted reset rate of our Series F Preferred Stock. The October 2008 Agreement has a notional value of $50.0 million and is effective from April 1, 2009 through October 1, 2013. The October 2008 Agreement fixes the 30-year U.S. Treasury rate at 5.217%. Related gains and losses on the October 2008 Agreement will be recognized in current earnings.

On October 22, 2008, Michael Brennan resigned from his position as President and Chief Executive Officer of the Company and as a member of the Board of Directors.

On October 24, 2008, our Compensation Committee of the Board of Directors committed us to a plan to reduce organizational and overhead costs (the “Plan”). Implementation of the Plan began immediately and the estimated pre-tax expense associated with the Plan is estimated to range between $11.8 million to $12.4 million.

On October 29, 2008, the Board of Directors declared a dividend of $0.25 per share for the quarter ending December 31, 2008, payable on January 21, 2009 to stockholders of record on December 31, 2008.

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

Recent disruptions in the financial markets could affect our ability to obtain financing and may negatively impact our liquidity or financial condition.

The capital and credit markets in the United States and other countries in which we operate have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many securities to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. A majority of our existing indebtedness was sold through capital markets transactions. We anticipate that the capital markets could be a source of refinancing of our existing indebtedness in the future, including our 5.25% Notes in the aggregate amount of $125 million due on June 15, 2009. This source of refinancing may not be available if capital markets volatility and disruption continues, which could have a material adverse effect on our liquidity. In addition, while the ultimate outcome of these market conditions cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to borrow money under our Unsecured Line of Credit or to issue additional debt or equity securities to finance future acquisitions, developments and redevelopments and Joint Venture activities were to be impaired.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Exhibit
Number		Description

10.1		First Amendment, dated as of August 18, 2008, to Fifth Amended and Restated Unsecured Revolving Credit Agreement dated as of September 28, 2007 among the Operating Partnership, the Company, JP Morgan Chase Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed August 20, 2008, File No. 1-13102)
10.2		Letter agreement dated October 24, 2008 between the Compensation Committee and W. Ed Tyler (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed October 30, 2008, File No. 1-13102)
31	.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.

By:	/s/ Scott A. Musil
Scott A. Musil
Chief Accounting Officer
(Principal Accounting Officer)

Date: November 7, 2008

EXHIBIT INDEX

Exhibit
Number		Description

10.1		First Amendment, dated as of August 18, 2008, to Fifth Amended and Restated Unsecured Revolving Credit Agreement dated as of September 28, 2007 among the Operating Partnership, the Company, JP Morgan Chase Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed August 20, 2008, File No. 1-13102)
10.2		Letter agreement dated October 24, 2008 between the Compensation Committee and W. Ed Tyler (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed October 30, 2008, File No. 1-13102)
31	.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith