Form 10-Q
period 2009-03-31
FIRST INDUSTRIAL REALTY TRUST INC
filed 2009-05-11
CIK 921825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares of Common Stock, $.01 par value, outstanding as of April 24, 2009: 44,683,998.

FIRST INDUSTRIAL REALTY TRUST, INC.

Form 10-Q

For the Period Ended March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

		(As Adjusted)
	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands
	except share and
	per share data)

ASSETS
Assets:
Investment in Real Estate:
Land	$774,172	$776,991
Buildings and Improvements	2,573,996	2,551,450
Construction in Progress	28,398	57,156
Less: Accumulated Depreciation	(541,842)	(523,108)

Net Investment in Real Estate	2,834,724	2,862,489

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $1,511 and $2,251 at March 31, 2009 and December 31, 2008, respectively	16,669	21,117
Cash and Cash Equivalents	37,802	3,182
Restricted Cash	109	109
Tenant Accounts Receivable, Net	11,780	10,414
Investments in Joint Ventures	16,094	16,299
Deferred Rent Receivable, Net	34,377	32,984
Deferred Financing Costs, Net	11,383	12,091
Deferred Leasing Intangibles, Net	83,533	90,342
Prepaid Expenses and Other Assets, Net	165,868	174,474

Total Assets	$3,212,339	$3,223,501

LIABILITIES AND EQUITY
Liabilities:
Mortgage Loans Payable, Net	$76,303	$77,396
Senior Unsecured Debt, Net	1,512,815	1,511,955
Unsecured Line of Credit	488,608	443,284
Accounts Payable, Accrued Expenses and Other Liabilities, Net	102,888	128,828
Deferred Leasing Intangibles, Net	29,717	30,754
Rents Received in Advance and Security Deposits	26,474	26,181
Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $0 and $254 at March 31, 2009 and December 31, 2008, respectively	—	541
Dividends Payable	—	13,846

Total Liabilities	2,236,805	2,232,785

Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust, Inc.’s Stockholders’ Equity:
Preferred Stock ($0.01 par value, 10,000,000 shares authorized, 500, 250, 600, and 200 shares of Series F, G, J, and K Cumulative Preferred Stock, respectively, issued and outstanding at March 31, 2009 and December 31, 2008 having a liquidation preference of $100,000 per share ($50,000), $100,000 per share ($25,000), $250,000 per share ($150,000), and $250,000 per share ($50,000), respectively)	—	—
Common Stock ($0.01 par value, 100,000,000 shares authorized, 48,988,616 and 48,976,296 shares issued and 44,664,502 and 44,652,182 shares outstanding at March 31, 2009 and December 31, 2008, respectively)	490	490
Additional Paid-in-Capital	1,442,955	1,398,024
Distributions in Excess of Accumulated Earnings	(385,627)	(370,229)
Accumulated Other Comprehensive Loss	(22,415)	(19,668)
Treasury Shares at Cost (4,324,114 shares at March 31, 2009 and December 31, 2008)	(140,018)	(140,018)

Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	895,385	868,599
Noncontrolling Interest	80,149	122,117

Total Equity	975,534	990,716

Total Liabilities and Equity	$3,212,339	$3,223,501

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

		(As Adjusted)
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
	(Unaudited)
	(In thousands except
	per share data)

Revenues:
Rental Income	$69,521	$64,600
Tenant Recoveries and Other Income	25,140	25,609
Construction Revenues	18,431	22,954

Total Revenues	113,092	113,163

Expenses:
Property Expenses	33,613	32,034
General and Administrative	10,109	23,356
Restructuring Costs	4,744	—
Depreciation and Other Amortization	39,217	36,676
Construction Expenses	17,883	22,301

Total Expenses	105,566	114,367

Other Income/(Expense):
Interest Income	561	644
Interest Expense	(28,098)	(29,251)
Amortization of Deferred Financing Costs	(708)	(713)
Mark-to-Market Gain on Interest Rate Protection Agreements	1,115	—

Total Other Income/(Expense)	(27,130)	(29,320)

Loss from Continuing Operations Before Equity in Income of Joint Ventures and Income Tax Benefit	(19,604)	(30,524)
Equity in Income of Joint Ventures	29	3,302
Income Tax Benefit	1,816	2,508

Loss from Continuing Operations	(17,759)	(24,714)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $4,413 and $73,361 for the Three Months Ended March 31, 2009 and March 31, 2008, respectively)	4,696	79,339
Benefit (Provision) for Income Taxes Allocable to Discontinued Operations (Including $93 and $(247) allocable to Gain on Sale of Real Estate for the Three Months Ended March 31, 2009 and March 31, 2008, respectively)	106	(407)

(Loss) Income Before Gain on Sale of Real Estate	(12,957)	54,218
Gain on Sale of Real Estate	460	7,671
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(29)	(1,591)

Net (Loss) Income	(12,526)	60,298
Less: Net Loss (Income) Attributable to the Noncontrolling Interest	1,982	(7,075)

Net (Loss) Income Attributable to First Industrial Realty Trust, Inc.	(10,544)	53,223
Less: Preferred Stock Dividends	(4,857)	(4,857)

Net (Loss) Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$(15,401)	$48,366

Amounts Attributable to First Industrial Realty Trust, Inc.:
Loss from Continuing Operations, Net of Income Tax Benefit	$(15,178)	$(20,941)
Income from Discontinued Operations, Net of Income Tax Benefit (Provision)	$4,252	$68,860
Gain on Sale of Real Estate, Net of Income Tax Provision	$382	$5,304

Net (Loss) Income Attributable to First Industrial Realty Trust, Inc.	$(10,544)	$53,223

Basic and Diluted Earnings Per Share:
Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.	$(0.45)	$(0.48)

Income From Discontinued Operations Attributable to First Industrial Realty Trust, Inc.	$0.10	$1.58

Net (Loss) Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.35)	$1.10

Weighted Average Shares Outstanding, Basic and Diluted	44,147	42,984

Dividends/Distribution Declared per Common Share Outstanding	$0.00	$0.72

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		(As Adjusted)
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
	(Unaudited)
	(In thousands)

Net (Loss) Income	$(12,526)	$60,298
Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax (Provision) Benefit of $(25) and $259 for the Three Months Ended March 31, 2009 and March 31, 2008, respectively	(2,215)	(1,842)
Amortization of Interest Rate Protection Agreements	(206)	(187)
Mark-to-Market on Available for Sale Mortgage Notes Receivable	—	328
Foreign Currency Translation Adjustment, Net of Tax Benefit of $503 and $365 for the Three Months Ended March 31, 2009 and March 31, 2008, respectively	(443)	(661)

Comprehensive (Loss) Income	(15,390)	57,936
Comprehensive Loss (Income) Attributable to Noncontrolling Interest	2,099	(6,758)

Comprehensive (Loss) Income Attributable to First Industrial Realty Trust, Inc.	$(13,291)	$51,178

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		(As Adjusted)
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(12,526)	$60,298
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation	28,452	29,040
Amortization of Deferred Financing Costs	708	713
Other Amortization	17,237	13,971
Provision for Bad Debt	624	1,147
Mark-to-Market Gain on Interest Rate Protection Agreements	1,115	—
Equity in Income of Joint Ventures	(29)	(3,302)
Distributions from Joint Ventures	101	3,606
Gain on Sale of Real Estate	(4,873)	(81,032)
Decrease in Developments for Sale Costs	13	1,517
Decrease (Increase) in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	6,774	(16,967)
Increase in Deferred Rent Receivable	(1,882)	(1,995)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(14,938)	(6,545)
Decrease in Restricted Cash	—	89
Cash Book Overdraft	—	2,901

Net Cash Provided by Operating Activities	20,776	3,441

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(28,787)	(160,441)
Net Proceeds from Sales of Investments in Real Estate	15,858	175,135
Contributions to and Investments in Joint Ventures	(1,735)	(5,382)
Distributions from Joint Ventures	2,937	974
Repayment of Mortgage Loans Receivable	—	6,110
Increase in Restricted Cash	—	(240)

Net Cash (Used in) Provided by Investing Activities	(11,727)	16,156

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from the Issuance of Common Stock	—	56
Repurchase of Restricted Stock	(721)	(3,348)
Dividends/Distributions	(12,614)	(36,079)
Preferred Stock Dividends	(6,089)	(6,089)
Repayments on Mortgage Loans Payable	(905)	(758)
Debt Issuance Costs	—	(12)
Proceeds from Unsecured Line of Credit	46,000	216,000
Repayments on Unsecured Line of Credit	—	(189,000)

Net Cash Provided by (Used in) Financing Activities	25,671	(19,230)

Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	(100)	(39)
Net Increase in Cash and Cash Equivalents	34,720	367
Cash and Cash Equivalents, Beginning of Period	3,182	5,757

Cash and Cash Equivalents, End of Period	$37,802	$6,085

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
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

We began operations on July 1, 1994. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner with an approximate 88.7% and 87.6% ownership interest at March 31, 2009 and March 31, 2008, respectively, and through the TRS, of which the Operating Partnership is the sole stockholder. We also conduct operations through other partnerships, corporations, and limited liability companies, the operating data of which, together with that of the Operating Partnership and the TRS, are consolidated with that of the Company as presented herein. Noncontrolling interest at March 31, 2009 and March 31, 2008 of approximately 11.3% and 12.4%, respectively, represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

We also own noncontrolling equity interests in, and provide various services to, seven joint ventures whose purpose is to invest in industrial properties (the “2003 Net Lease Joint Venture,” the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program,” the “2006 Land/Development Joint Venture”, the “2007 Canada Joint Venture” and the “2007 Europe Joint Venture”; together the “Joint Ventures”). The Joint Ventures are accounted for under the equity method of accounting. One of the Joint Ventures, the 2007 Europe Joint Venture, does not own any properties.

The operating data of the Joint Ventures is not consolidated with that of the Company as presented herein.

As of March 31, 2009, we owned 796 industrial properties (inclusive of developments in process) located in 28 states in the United States and one province in Canada, containing an aggregate of approximately 70.8 million square feet of gross leaseable area (“GLA”).

2.	Current Business Risks and Uncertainties

The real estate markets have been significantly impacted by recent events in the global credit markets. The current recession has resulted in downward pressure on our net operating income and has impaired our ability to sell properties.

Our $500,000 unsecured credit facility (the “Unsecured Line of Credit”) and the indentures under which our senior unsecured indebtedness is, or may be issued, contain certain financial covenants, including, among other things, coverage ratios and limitations on our ability to incur secured and unsecured indebtedness. Consistent with our prior practice, we will, in the future, continue to interpret and certify our performance under these covenants in a good faith manner that we deem reasonable and appropriate. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders in a manner that could impose and cause us to incur material costs. Any violation of these covenants would subject us to higher finance costs and fees, or accelerated maturities. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. Under the Unsecured Line of Credit, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement.

We believe that we were in compliance with our financial covenants as of March 31, 2009, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2009. However, our

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ability to meet our financial covenants may be reduced if economic and credit market conditions limit our property sales and reduce our net operating income below our projections. We expect to refinance indebtedness maturing in 2009 and to comply with our financial covenants for the remainder of 2009 and beyond. We plan to enhance our liquidity through a combination of capital retention, mortgage financing and asset sales.

•	Retained Capital — We plan to retain capital by distributing the minimum amount of dividends required to maintain our REIT status. We did not pay a common dividend in April 2009 and may not pay dividends in future quarters in 2009 depending on our taxable income. If we are required to pay common stock dividends in 2009, we may elect to satisfy this obligation by distributing a combination of cash and common shares.

•	Mortgage Financing — In June 2009, we have $125,000 of unsecured debt maturing ($118,955 as of April 24, 2009 — see Note 15), and in July 2009 we have $5,025 of secured mortgage debt maturing. We are in active discussions with various lenders regarding the origination of mortgage financing and the terms and conditions thereof. The total loan proceeds are expected to be sufficient to meet these maturities. In addition, these loans are expected to comply with all covenants contained in our Unsecured Line of Credit and our senior debt securities, including coverage ratios and total indebtedness, total unsecured indebtedness and total secured indebtedness limitations. No assurances can be made that new secured financing will be obtained. If we fail to timely retire our maturing debt, we will be in default under our Unsecured Line of Credit and our senior unsecured debt securities.

•	Asset Sales — We sold three industrial properties and one land parcel during the three months ended March 31, 2009. We are in various stages of discussions with third parties for the sale of additional properties for the remainder of 2009 and plan to continue to market other properties for sale throughout 2009. If we are unable to sell properties on an advantageous basis, this may impair our liquidity and our ability to meet our financial covenants.

In addition, we may from time to time repurchase or redeem our outstanding securities. Any repurchases or redemptions would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repurchases or redemptions may materially impact our liquidity, future tax liability and results of operations.

Although we believe we will be successful in meeting our liquidity needs through a combination of capital retention, mortgage financing and asset sales, if we were to be unsuccessful in executing one or more of the strategies outlined above, we would be materially adversely affected.

3.	Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”) and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2008 audited financial statements included in our 2008 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

In order to conform with generally accepted accounting principles, we, in preparation of our financial statements, are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2009 and December 31, 2008, and the reported amounts of revenues and expenses for the three months ended March 31, 2009 and March 31, 2008. Actual results could differ from those estimates.

In our opinion, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of our financial position as of March 31, 2009 and December 31, 2008 and the results of our operations and comprehensive income for each of the three months ended March 31, 2009 and March 31, 2008, and

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our cash flows for each of the three months ended March 31, 2009 and March 31, 2008, and all adjustments are of a normal recurring nature.

Deferred Leasing Intangibles

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in our total assets consist of the following:

	March 31,	December 31,
	2009	2008

In-Place Leases	$80,366	$84,424
Less: Accumulated Amortization	(31,121)	(30,350)

	$49,245	$54,074

Above Market Leases	$14,814	$15,830
Less: Accumulated Amortization	(2,691)	(2,607)

	$12,123	$13,223

Tenant Relationships	$28,616	$28,717
Less: Accumulated Amortization	(6,451)	(5,672)

	$22,165	$23,045

Total Deferred Leasing Intangibles, Net	$83,533	$90,342

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in our total liabilities consist of the following:

	March 31,	December 31,
	2009	2008

Below Market Leases	$42,912	$42,856
Less: Accumulated Amortization	(13,195)	(12,102)

Total Deferred Leasing Intangibles, Net	$29,717	$30,754

Amortization expense related to in-place leases and tenant relationships of deferred leasing intangibles was $5,737 and $6,416 for the three months ended March 31, 2009 and March 31, 2008, respectively. Rental revenues increased by $374 and $1,277 related to net amortization of above/(below) market leases for the three months ended March 31, 2009 and March 31, 2008, respectively.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. FSP 107-1 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We will include the required disclosures in our quarter ending June 30, 2009.

Effective January 1, 2009 we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (formerly called “minority interests”) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. Changes in a parent’s

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ownership interest (and transactions with noncontrolling interest holders) while the parent retains its controlling financial interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. As a result of transactions with noncontrolling interest holders and changes in ownership percentages that occurred during the three months ended March 31, 2009, we decreased noncontrolling interest and increased Additional Paid in Capital by $37,348, which represents the cumulative impact of historical changes in the parent’s ownership in the subsidiary. SFAS 160 was effective, on a prospective basis, for fiscal years beginning after December 15, 2008, however, presentation and disclosure requirements needed to be retrospectively applied to comparative financial statements. See Note 6 for additional SFAS 160 disclosures.

Effective January 1, 2009 we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) such that entities must now provide enhanced disclosures on an interim basis and annual basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS 133 and how derivatives and related hedged items affect the entity’s financial position, financial results and cash flow. See Note 13 for the required disclosures. This Statement does not impact the consolidated financial results as it is disclosure-only in nature.

Effective January 1, 2009 we adopted FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP FAS 157-2 delayed the effective date of SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities did not impact our consolidated financial statements.

Effective January 1, 2009 we adopted FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”), which required retrospective application. Under EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in the computation of earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Certain restricted stock awards granted to employees and directors are considered participating securities as they receive non-forfeitable dividend or dividend equivalents at the same rate as common stock. The impact of adopting EITF 03-6-1 decreased previously filed basic and diluted EPS by $0.02 for the three months ended March 31, 2008.

Effective January 1, 2009 we adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R states direct costs of a business combination, such as transaction fees, due diligence and consulting fees no longer qualify to be capitalized as part of the business combination. Instead, these direct costs need to be recognized as expense in the period in which they are incurred. Accordingly, we retroactively expensed these types of costs in 2008 related to future operating property acquisitions.

Effective January 1, 2009 we adopted FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) that requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 requires that the value assigned to the debt component be the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount. The resulting debt discount is then amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. Retrospective application to all periods presented is required.

The equity component of our convertible unsecured notes (the “2011 Exchangeable Notes”) was $7,898 and therefore we retroactively adjusted our Senior Unsecured Debt by this amount as of September 2006. This debt discount has been subsequently amortized and as of March 31, 2009 the principal amount of the 2011 Exchangeable

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes, its unamortized discount and the net carrying amount is $200,000, $3,949 and $196,051, respectively. In addition, we reclassified $194 of the original finance fees incurred in relation to the 2011 Exchangeable Notes to equity as of September 2006. For the three months ended March 31, 2009, we recognized $2,707 of interest expense related to the 2011 Exchangeable Notes of which $2,312 relates to the coupon rate and $395 relates to the debt discount amortization. We anticipate amortizing the remaining debt discount into interest expense through maturity in September, 2011. We recognized $3,555 and $(88) as an adjustment to total equity as of December 31, 2008 that represents amortization expense of the discount and the loan fees, respectively, which would have been recognized had FSP APB 14-1 been effective since the issuance date of our 2011 Exchangeable Notes.

The impact to net income and the loss from continuing operations, before noncontrolling interest, related to the adoption of SFAS 141R and FSP APB 14-1, for the three months ended March 31, 2008 was an increase to general and administrative expense of $67, an increase to interest expense of $395 and a decrease to amortization of deferred financing fees of $10.

The impact to the balance sheet as of December 31, 2008 related to the adoption of SFAS 141R and FSP APB 14-1 is as follows:

	Balance Sheet as	Adjustments	Adjustments	Balance Sheet
	previously	Related to	Related to	as
	Filed - as of	SFAS 141R	FSP APB 14-1	Adjusted - as of
	December 31, 2008	Adoption	Adoption	December 31, 2008

Deferred Financing Costs, Net	$12,197	$—	$(106)	$12,091
Prepaid Expenses and Other Assets, Net	$174,743	$(269)	$—	$174,474
Senior Unsecured Debt, Net	$1,516,298	$—	$(4,343)	$1,511,955
Additional Paid in Capital	$1,390,358	$—	$7,666	$1,398,024
Distributions in Excess of Earnings	$(366,962)	$(255)	$(3,012)	$(370,229)

Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	$864,200	$(255)	$4,654	$868,599
Noncontrolling Interest	122,548	(14)	(417)	122,117

Total Equity	$986,748	$(269)	$4,237	$990,716

4.	Investments in Joint Ventures and Property Management Services

At March 31, 2009, the 2003 Net Lease Joint Venture owned 10 industrial properties comprising approximately 5.1 million square feet of GLA, the 2005 Development/Repositioning Joint Venture owned 46 industrial properties comprising approximately 8.6 million square feet of GLA and several land parcels, the 2005 Core Joint Venture owned 48 industrial properties comprising approximately 3.9 million square feet of GLA and several land parcels, the 2006 Net Lease Co-Investment Program owned 12 industrial properties comprising approximately 5.0 million square feet of GLA, the 2006 Land/Development Joint Venture owned one industrial property comprising approximately 0.8 million square feet and several land parcels and the 2007 Canada Joint Venture owned two industrial properties comprising approximately 0.2 million square feet of GLA and several land parcels. As of March 31, 2009, the 2007 Europe Joint Venture does not own any properties.

During July 2007, we entered into a management arrangement with an institutional investor to provide property management, leasing, acquisition, disposition and portfolio management services for industrial properties (the “July 2007 Fund”). We do not own an equity interest in the July 2007 Fund, however, are entitled to incentive payments if certain economic thresholds related to the industrial properties are achieved.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2009 and December 31, 2008, we have receivables from the Joint Ventures and the July 2007 Fund of $3,924 and $3,939, respectively, which mainly relates to development, leasing, property management and asset management fees due to us from the Joint Ventures and the July 2007 Fund, reimbursement for insurance premiums and other operating expenditures paid on behalf of the Joint Ventures and the July 2007 Fund and reimbursement for development expenditures made by the TRS who is acting in the capacity of the general contractor for development projects for the 2005 Development/Repositioning Joint Venture. These receivable amounts are included in Prepaid Expenses and Other Assets, Net.

During the three months ended March 31, 2009 and March 31, 2008, we invested the following amounts in, as well as received distributions from, our Joint Ventures and recognized fees from acquisition, disposition, leasing, development, incentive, property management and asset management services from our Joint Ventures and the July 2007 Fund in the following amounts:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008

Contributions	$1,735	$5,082
Distributions	$3,038	$4,580
Fees	$2,718	$4,586

5.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit

The following table discloses certain information regarding our mortgage loans payable, senior unsecured debt and unsecured line of credit:

	Outstanding			Effective
	Balance at		Interest	Interest
		(As Adjusted)	Rate at	Rate at
	March 31,	December 31,	March 31,	March 31,
	2009	2008	2009	2009	Maturity Date

Mortgage Loans Payable, Net	$76,303	$77,396	5.50% - 9.25%	4.58% - 9.25%	July 2009 - September 2024
Unamortized Premiums	(1,530)	(1,717)

Mortgage Loans Payable, Gross	$74,773	$75,679

Senior Unsecured Debt, Net
2016 Notes	$194,541	$194,524	5.750%	5.91%	01/15/16
2017 Notes	99,917	99,914	7.500%	7.52%	12/01/17
2027 Notes	15,057	15,056	7.150%	7.11%	05/15/27
2028 Notes	199,848	199,846	7.600%	8.13%	07/15/28
2011 Notes	199,883	199,868	7.375%	7.39%	03/15/11
2012 Notes	199,580	199,546	6.875%	6.85%	04/15/12
2032 Notes	49,485	49,480	7.750%	7.87%	04/15/32
2009 Notes	124,991	124,980	5.250%	4.10%	06/15/09
2014 Notes	115,292	114,921	6.420%	6.54%	06/01/14
2011 Exchangeable Notes*	196,051	195,657	4.625%	5.53%	09/15/11
2017 II Notes	118,170	118,163	5.950%	6.37%	05/15/17

Subtotal	$1,512,815	$1,511,955
Unamortized Discounts	15,685	16,545

Senior Unsecured Debt, Gross	$1,528,500	$1,528,500

Unsecured Line of Credit	$488,608	$443,284	1.298%	1.298%	09/28/12

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

*	On September 25, 2006, we issued the 2011 Exchangeable Notes, $175,000 of senior unsecured debt which bears interest at a rate of 4.625%. We also granted the initial purchasers of the 2011 Exchangeable Notes an option exercisable until October 4, 2006 to purchase up to an additional $25,000 principal amount of the 2011 Exchangeable Notes to cover over-allotments, if any (the “Over-Allotment Option”). On October 3, 2006, the initial purchasers of the 2011 Exchangeable Notes exercised their Over-Allotment Option with respect to $25,000 in principal amount of the 2011 Exchangeable Notes. With the exercise of the Over-Allotment Option, the aggregate principal amount of 2011 Exchangeable Notes issued and outstanding is $200,000. The 2011 Exchangeable Notes have an initial exchange rate of 19.6356 shares of our common stock per $1,000 principal amount, representing an exchange price of approximately $50.93 per common share and an exchange premium of approximately 20% based on the last reported sale price of $42.44 per share of our common stock on September 19, 2006.

In connection with our offering of the 2011 Exchangeable Notes, we entered into capped call transactions (the “capped call transactions”) with affiliates of two of the initial purchasers of the 2011 Exchangeable Notes (the “option counterparties”) in order to increase the effective exchange price of the 2011 Exchangeable Notes to $59.42 per share of our common stock, which represents an exchange premium of approximately 40% based on the last reported sale price of $42.44 per share of the our common stock on September 19, 2006. The aggregate cost of the capped call transactions was approximately $6,835. The capped call transactions are expected to reduce the potential dilution with respect to our common stock upon exchange of the 2011 Exchangeable Notes to the extent the then market value per share of our common stock does not exceed the cap price of the capped call transaction during the observation period relating to an exchange. The cost of the capped call is accounted for as a hedge and included in First Industrial Realty Trust, Inc.’s stockholders’ equity because the derivative is indexed to our own stock and meets the scope exception in SFAS 133.

The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2009	$132,392
2010	15,815
2011	407,657
2012	693,383
2013	2,523
Thereafter	840,111

Total	$2,091,881

All of our senior unsecured debt (except for the 2011 Exchangeable Notes) contain certain covenants, including limitations on incurrence of debt and debt service coverage. The Unsecured Line of Credit contains certain covenants including limitations on incurrence of debt and debt service coverage. Under the Unsecured Line of Credit, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement. We believe that the Operating Partnership and the Company were in compliance with all covenants relating to senior unsecured debt and the Unsecured Line of Credit as of March 31, 2009. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our noteholders or lenders in a manner that could impose and cause us to incur material costs.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Stockholders’ Equity

Shares of Common Stock:

During the three months ended March 31, 2009, 118,510 limited partnership interests in the Operating Partnership (“Units”) were converted into an equivalent number of shares of common stock, resulting in a reclassification of $2,521 of noncontrolling interest to First Industrial Realty Trust Inc.’s Stockholders’ Equity.

The following table summarizes the changes in Total Equity:

		First
		Industrial
		Realty Trust,
		Inc.
		Common	Noncontrolling
	Total	Stockholders	Interest

Total Equity, December 31, 2008 (As Adjusted)	$990,716	$868,599	$122,117
Net Loss	(12,526)	(10,544)	(1,982)
Other Comprehensive Loss	(2,864)	(2,747)	(117)

Comprehensive Loss	(15,390)	(13,291)	(2,099)

Additional Paid in Capital:
Amortization of Restricted Stock Awards	5,785	5,785	—
Conversion of Units to Common Stock	—	2,521	(2,521)
Reallocation of Noncontrolling Interest	—	37,348	(37,348)
Repurchase and Retirement of Restricted Stock Awards/Common Stock	(720)	(720)	—
Distributions in Excess of Accumulated Earnings:
Preferred Dividends	(4,857)	(4,857)	—

Total Equity, March 31, 2009	$975,534	$895,385	$80,149

Restricted Stock:

During the three months ended March 31, 2009, we awarded 8,612 shares of restricted common stock to certain directors. These restricted common stock shares had a fair value of approximately $61 on the date of issuance. The restricted common stock awarded to directors generally vests over a three to ten year period. Compensation expense will be charged to earnings over the respective vesting period for the shares expected to vest.

During the three months ended March 31, 2009, we made a grant of 1,000,000 restricted stock units to our Chief Executive Officer. These restricted stock units had a fair value of approximately $6,014 on the date of issuance. Of these restricted stock units, a total of 600,000 (the “Service Awards”) vest in four equal installments on the first, second, third and fourth year anniversary of December 31, 2008, and a total of 400,000 (the “Performance Awards”) vest in four installments of up to 100,000 on the first, up to 200,000 on the second, up to 300,000 on the third and up to 400,000 on the fourth year anniversary of December 31, 2008, to the extent certain market conditions are met. The market conditions are met when certain stock price levels are achieved and maintained for certain time periods between the award issuance date and December 31, 2013. Both the Service Awards and Performance Awards require the Chief Executive Officer to be employed by the Company at the applicable vesting dates, subject to certain clauses in the award agreement. The Service Awards are amortized over the four year service period. The Performance Awards are amortized over the service period of each installment, which is the expectation of time to meet the market conditions.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividend/Distributions:

The following table summarizes dividends/distributions accrued during the three months ended March 31, 2009.

	Three Months Ended
	March 31, 2009
	Dividend/
	Distribution	Total
	per Share	Dividend

Series F Preferred Stock	$1,559.00	$780
Series G Preferred Stock	$1,809.00	$452
Series J Preferred Stock	$4,531.30	$2,719
Series K Preferred Stock	$4,531.30	$906

7.	Acquisition of Real Estate

During the three months ended March 31, 2008, we acquired ten industrial properties comprising approximately 1.3 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $93,298, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

During the three months ended March 31, 2009, we acquired one land parcel. The purchase price of the land parcel was approximately $208, excluding costs incurred in conjunction with the acquisition of the land parcel.

Intangible Assets Subject to Amortization in the Period of Acquisition

The fair value of in-place leases, above market leases, tenant relationships and below market leases recorded due to real estate properties acquired for the three months ended March 31, 2009 and March 31, 2008 is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008

In-Place Leases	$—	$4,868
Above Market Leases	$—	$61
Tenant Relationships	$—	$2,299
Below Market Leases	$—	$(524)

The weighted average life in months of in-place leases, above market leases, tenant relationships and below market leases recorded as a result of the real estate properties acquired for the three months ended March 31, 2009 and March 31, 2008 is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

In-Place Leases	N/A	41
Above Market Leases	N/A	43
Tenant Relationships	N/A	93
Below Market Leases	N/A	35

8.  Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

During the three months ended March 31, 2009, we sold three industrial properties comprising approximately 0.4 million square feet of GLA and one land parcel. Gross proceeds from the sales of the three industrial properties

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and one land parcel were approximately $19,883. The gain on sale of real estate was approximately $4,873, of which $4,413 is shown in discontinued operations. The three sold industrial properties meet the criteria established by SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets” (“SFAS 144”), to be included in discontinued operations. Therefore, in accordance with SFAS 144, the results of operations and gain on sale of real estate for the three sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate for the one land parcel that does not meet the criteria established by SFAS 144 is included in continuing operations.

At March 31, 2009, we had three industrial properties comprising approximately 0.7 million square feet of GLA held for sale. In accordance with SFAS 144, the results of operations of the three industrial properties held for sale at March 31, 2009 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

Income from discontinued operations, net of income taxes, for the three months ended March 31, 2008 reflects the results of operations of the three industrial properties that were sold during the three months ended March 31, 2009, the results of operations of 113 industrial properties that were sold during the year ended December 31, 2008, the results of operations of the three industrial properties identified as held for sale at March 31, 2009 and the gain on sale of real estate relating to 38 industrial properties that were sold during the three months ended March 31, 2008.

The following table discloses certain information regarding the industrial properties included in our discontinued operations for the three months ended March 31, 2009 and March 31, 2008:

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Total Revenues	$1,054	$16,224
Property Expenses	(493)	(6,326)
Depreciation and Amortization	(278)	(3,920)
Gain on Sale of Real Estate	4,413	73,361
Benefit (Provision) for Income Taxes	106	(407)

Income from Discontinued Operations	$4,802	$78,932

At March 31, 2009 and December 31, 2008, we had mortgage notes receivables outstanding of approximately $37,332 and $34,532, respectively, in conjunction with certain property sales for which we provided seller financing, which is included as a component of Prepaid Expenses and Other Assets, Net.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

		(As Adjusted)
	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Interest paid, net of capitalized interest	$28,534	$29,677

Capitalized interest	$281	$2,107

Supplemental schedule of noncash investing and financing activities:
Distribution payable on common stock/Units	$—	$36,423

Exchange of Units for common stock:
Noncontrolling interest	$(2,521)	$(3,678)
Common stock	1	2
Additional paid-in-capital	2,520	3,676

	$—	$—

In conjunction with the property and land acquisitions, the following liabilities were assumed:
Accounts payable and accrued expenses	$—	$(251)

Write-off of fully depreciated assets	$(16,865)	$(17,614)

In conjunction with certain property sales, we provided seller financing:
Mortgage notes receivable	$2,800	$40,282

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings Per Share (“EPS”)

The computation of basic and diluted EPS is presented below:

		(As Adjusted)
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008

Numerator:
Loss from Continuing Operations, Net of Noncontrolling Interest of $2,581 and $3,773 for the Three Months Ended March 31, 2009 and March 31, 2008, respectively, and Income Tax Benefit of $1,816 and $2,508 for the Three Months Ended March 31, 2009 and March 31, 2008, respectively	$(15,178)	$(20,941)
Gain on Sale of Real Estate, Net of Noncontrolling Interest of $49 and $776 for the Three Months Ended March 31, 2009 and March 31, 2008, respectively, and Income Tax Provision of $29 and $1,591 for the Three Months Ended March 31, 2009 and March 31, 2008, respectively	382	5,304
Preferred Stock Dividends	(4,857)	(4,857)

Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(19,653)	$(20,494)

Discontinued Operations, Net of Noncontrolling Interest of $550 and $10,072 for the Three Month Ended March 31, 2009 and March 31, 2008, respectively, and Income Tax Benefit (Provision) of $106 and $(407) for the Three Months Ended March 31, 2009 and March 31, 2008, respectively	$4,252	$68,860
Discontinued Operations Allocable to Participating Securities	—	(1,016)

Discontinued Operations Attributable to First Industrial Realty Trust, Inc.	$4,252	$67,844

Net (Loss) Income Available	$(15,401)	$48,366
Net Income Allocable to Participating Securities	—	(1,016)

Net (Loss) Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(15,401)	$47,350

Denominator:
Weighted Average Shares — Basic and Diluted	44,147,164	42,983,912

Basic and Diluted EPS:
Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.45)	$(0.48)

Discontinued Operations Attributable to First Industrial Realty Trust, Inc.	$0.10	$1.58

Net (Loss) Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.35)	$1.10

Participating securities included unvested restricted stock/Units outstanding during the respective period that participate in non-forfeitable dividends of the Company. In accordance with EITF 03-6-1, $1,016 of income was allocated to participating securities for purposes of the EPS computation based on their proportionate share of net income for the three months ended March 31, 2008. Participating security holders are not obligated to share in losses, therefore, none of the loss was allocated to participating securities for the three months ended March 31, 2009.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The number of weighted average shares — diluted is the same as the number of weighted average shares — basic for the three months ended March 31, 2009 and March 31, 2008 as the dilutive effect of stock options and restricted Units (that are not participating securities) was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to common stockholders, net of noncontrolling interest and income tax. If the loss from continuing operations available to common stockholders, net of noncontrolling interest and income tax, had been income, the dilutive effect of stock options and restricted Units (that are not participating securities) would have been 0 and 0, respectively, for the three months ended March 31, 2009 and 8,936 and 0, respectively, for the three months ended March 31, 2008.

The total unvested restricted Units (that are not participating securities) aggregating 1,000,000 and 0 were antidilutive at March 31, 2009 and March 31, 2008, respectively, as the issue price of these Units was higher than the Company’s average stock price during the respective periods and accordingly, was excluded from dilution computations.

Additionally, options to purchase common stock of 162,634 and 354,101 for the three months ended March 31, 2009 and March 31, 2008, respectively, were antidilutive as the strike price of these stock options was higher than the Company’s average stock price during the respective periods and accordingly was excluded from dilution computations.

The 2011 Exchangeable Notes issued during 2006, which are convertible into common shares of the Company at a price of $50.93, were not included in the computation of diluted EPS as our average stock price did not exceed the strike price of the conversion feature.

11.	Restructuring Costs

During 2009, the Board of Directors committed the Company to a plan to further reduce organizational and overhead costs. For the three months ended March 31, 2009, we recorded as restructuring costs a pre-tax charge of $4,744 to provide for employee severance and benefits ($4,032), costs associated with the termination of certain office leases ($328) and other costs ($384) associated with implementing the restructuring plan. Included in employee severance costs is $2,759 of non-cash costs which represents the accelerated recognition of restricted stock expense for certain employees. At March 31, 2009, we have $2,830 included in Accounts Payable, Accrued Expenses and Other Liabilities related to severance obligations, remaining lease payments and other costs incurred but not yet paid.

12.	Stock Based Compensation

For the three months ended March 31, 2009 and March 31, 2008, we recognized $5,422 and $3,460, respectively, in compensation expense related to restricted stock awards, of which $45 and $395, respectively, was capitalized in connection with development activities. At March 31, 2009, we have $16,573 in unrecognized compensation related to unvested restricted stock awards. The weighted average period that the unrecognized compensation is expected to be recognized is 1.28 years. We did not award options to our employees or our directors during the three months ended March 31, 2009 and March 31, 2008 and all outstanding options are fully vested; therefore, no stock-based employee compensation expense related to options is included in Net (Loss) Income Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders.

On October 23, 2008, we granted stock appreciation rights (“SARs”) to our former interim Chief Executive Officer (who is currently Chairman of the Board of Directors of the Company) that entitles him to a special cash payment equal to the appreciation in value of 75,000 shares of our common stock. The payment is to be based on the excess of the closing price of our common stock on October 22, 2009 over $7.94, the closing price on the grant date. The award fully vested during the three months ended December 31, 2008 upon his acceptance of the position.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2009, the fair value of the stock appreciation rights was determined using the Black-Scholes option pricing model with the following assumptions:

March 31,
2009

Stock price	$2.45
Exercise price	$7.94
Expected dividend yield	0.0%
Expected stock volatility	136.1%
Risk-free interest rate	0.36%
Expected life (years)	0.56
Value	$0.25

For the three months ended March 31, 2009, we reduced compensation expense by $178 which was due to the decrease in value per SAR from December 31, 2008 to March 31, 2009.

During the three months ended March 31, 2009, we made a grant of 1,000,000 restricted stock units to our Chief Executive Officer (see Note 6).

13.	Derivatives

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

As of March 31, 2009, we have two forward starting swaps each with a notional value of $59,750, which fixed the interest rate on forecasted debt offerings. We designated both swaps as cash flow hedges. The rate on the forecasted debt issuance underlying one of the swaps locked on March 20, 2009 (the “Forward Starting Agreement 1”) and as such, ceased to qualify for hedge accounting. We recognized a $384 loss in Mark-to-Market Gain on Interest Rate Protection Agreements in the statement of operations related to the change in value from March 20, 2009 to March 31, 2009. We anticipate that the other swap (the “Forward Starting Agreement 2”) will be highly effective, and, as a result, the change in its value is shown in other comprehensive income.

The effective portion of changes in the fair value of the Forward Starting Agreements 1 and 2 is recorded in Other Comprehensive Income and the settlement amount is subsequently amortized to earnings through interest expense. In the next 12 months, we will amortize approximately $240 into net income by decreasing interest expense for similar interest rate protection agreements we settled in previous periods.

As of March 31, 2009, we also have an interest rate swap agreement with a notional value of $50,000 which fixed the LIBOR rate on a portion of our outstanding borrowings on our Unsecured Line of Credit at 2.4150% (the “Interest Rate Swap Agreement”). Monthly payments or receipts are treated as a component of interest expense. We designated the Interest Rate Swap Agreement as a cash flow hedge. We anticipate that the Interest Rate Swap Agreement will be highly effective, and, as a result, the change in the fair value is shown in other comprehensive income.

On or after March 31, 2009, our Series F Preferred Stock is subject to a coupon rate reset. The coupon rate resets every quarter beginning March 31, 2009 at 2.375% plus the greater of i) the 30 year U.S. Treasury rate, ii) the 10 year U.S. Treasury rate or iii) 3-month LIBOR. In October 2008, we entered into an interest rate swap agreement with a notional value of $50,000 to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate our Series F Preferred Stock (the “Series F Agreement”). This Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. SFAS No. 133, “Accounting for Derivative Instruments and Hedging

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activities,” (“SFAS 133”) does not permit hedge accounting treatment related to equity instruments and therefore the mark to market gains or losses related to this agreement are recorded in the statement of operations.

The following is a summary of the terms of the forward starting swaps and the interest rate swaps and their fair values, which are included in Accounts Payable, Accrued Expenses and Other Liabilities on the accompanying consolidated balance sheet as of March 31, 2009:

	Notional		Trade	Maturity	Fair Value As of	Fair Value As of
Hedge Product	Amount	Strike	Date	Date	March 31, 2009	December 31, 2008

Derivatives designated as hedging instruments under SFAS 133:
Forward-Starting Agreement 1	$59,750	4.0725%	January 2008	May 15, 2014	$(4,826)	$(3,429)
Forward-Starting Agreement 2	59,750	4.0770%	January 2008	May 15, 2014	(4,786)	(3,452)
Interest Rate Swap Agreement	50,000	2.4150%	March 2008	April 1, 2010	(764)	(858)

Total derivatives designated as hedging instruments under SFAS 133	$169,500				$(10,376)	$(7,739)
Derivatives not designated as hedging instruments under SFAS 133:
Series F Agreement	50,000	5.2175%	October 2008	October 1, 2013	(1,574)	(3,073)

Total Derivatives	$219,500			Total	$(11,950)	$(10,812)

			Location of Gain	Gain Reclassified from			Amount of Loss Recognized in Income on
Derivatives in			Reclassified from	OCI into Income			Derivative
SFAS 133	Loss Recognized in OCI (Effective Portion)		Accumulated	(Effective Portion)		Location of Loss	(Ineffective Portion)
Cash Flow	Three Months Ended		OCI into Income	Three Months Ended		Recognized in	Three Months Ended
Hedging	March 31,	March 31,	(Effective	March 31,	March 31,	Income	March 31,	March 31,
Relationships	2009	2008	Portion)	2009	2008	(Ineffective Portion)	2009	2008

Interest Rate Products*	$(2,253)	$(1,435)	Interest Expense	$206	$187	Mark-to-Market Gain on Interest Rate Protection Agreements	$(384)	$—

*	Includes Forward Starting Agreement 1, Forward Starting Agreement 2, Interest Rate Swap Agreement and interest rate protection agreements settled in previous periods.

Additionally as of March 31, 2009, two of the Joint Ventures have interest rate protection agreements outstanding which effectively convert floating rate debt to fixed rate debt on a portion of their total variable debt. The hedge relationships are considered highly effective and as such, for the three months ended March 31, 2009 and March 31, 2008, we recorded $63 and ($666) in unrealized gain (loss), respectively, representing our 10% share, offset by ($25) and $259 of income tax (provision) benefit, respectively, which is shown in Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax, in other comprehensive income.

Our agreements with our derivative counterparties contain provisions where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations subject to certain thresholds.

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

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth our financial liabilities that are accounted for at fair value on a recurring basis as of March 31, 2009:

		Fair Value Measurements at
		March 31, 2009 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Forward Starting Agreements 1 and 2	$9,612	—	$9,612	—
Interest Rate Swap Agreement	$764	—	$764	—
Series F Agreement	$1,574	—	—	$1,574

The valuation of the Forward Starting Swap Agreements 1 and 2 and the Interest Rate Swap Agreement are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the agreements, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. In adjusting the fair value of the interest rate protection agreements for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements. To comply with the provisions of SFAS 157, we incorporated credit valuation adjustments (“CVA”) to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. However, assessing significance of inputs is a matter of judgment that should consider a variety of factors. One factor we consider is the CVA and its materiality to the overall valuation of the derivatives on the balance sheet and to their related changes in fair value. We believe the inputs obtained related to our CVAs are observable and therefore fall under Level 2 of the fair value hierarchy. Accordingly, the liabilities related to the Forward Starting Agreements 1 and 2 and the Interest Rate Swap Agreement are classified as Level 2 amounts.

The Valuation of the Series F Agreement utilizes the same valuation technique as the Forward Swap Agreements 1 and 2 and the Interest Rate Swap Agreement, however, we consider the Series F Agreement to be classified as Level 3 in the fair value hierarchy due to a significant number of unobservable inputs. The Series F Agreement swaps a fixed rate 5.2175% for floating rate payments based on the 30-year Treasury. No market observable prices exist for long-dated Treasuries past 30 years. Therefore, we have classified the Series F Agreement in its entirety as a Level 3.

The following table presents a reconciliation of our liabilities classified as Level 3 at March 31, 2009:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Derivatives

Beginning liability balance	$(3,073)
Total unrealized gains:
Gains included in Mark-to-Market Gain on Interest Rate Protection Agreements	1,499

Ending liability balance	$(1,574)

14.	Commitments and Contingencies

In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Currently, we are the defendant in a suit brought in February 2009 by the trustee in the bankruptcy of a former tenant. The trustee is seeking the return of $5,000 related to letters of credit that we drew down when the tenant defaulted on its leases. The suit is in the early stages and, at this time, we are not in a position to assess what, if any, ultimate liability we may have to the bankruptcy estate. We plan to vigorously defend the suit. In addition, in the normal course of business, we are involved in other legal actions arising from the ownership of our industrial properties. Except as disclosed herein, in our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.

At December 31, 2008 our investment in the 2005 Development/Repositioning Joint Venture and the 2006 Land/Development Joint Venture was $0 for both joint ventures. This investment balance was due to impairment losses we recorded in the year ended December 31, 2008 in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” At March 31, 2009 our investment in the 2005 Development/Repositioning Joint Venture and the 2006 Land/Development Joint Venture is $(851) and $(166), respectively and are included within Accounts Payable, Accrued Expenses and Other Liabilities, Net due to our current commitment to fund operations at both ventures.

At March 31, 2009, we had 14 letters of credit outstanding in the aggregate amount of $5,263. These letters of credit expire between June 2009 and February 2010.

15.	Subsequent Events

From April 1, 2009 to April 24, 2009, we sold two industrial properties for approximately $12,600 of gross proceeds. There were no industrial properties acquired during this period.

On April 8, 2009, we repurchased and retired $1,045 of our senior unsecured notes maturing in June 2009 (the “2009 Notes”) at a redemption price of 95.000% of par. In connection with the partial retirement, we recognized $49 as gain on early retirement of debt, which is the difference between the repurchase amount of $993 and the principal amount retired of $1,045, net of the pro rata write off of the unamortized loan fees and the unamortized settlement amount of the interest rate protection agreements related to the 2009 Notes.

On April 17, 2009, we repurchased and retired $5,000 of the 2009 Notes at a redemption price of 97.000% of par. In connection with the partial retirement, we recognized $136 as gain on early retirement of debt, which is the difference between the repurchase amount of $4,850 and the principal amount retired of $5,000, net of the pro rata write-off of the unamortized loan fees and the unamortized settlement amount of the interest rate protection agreements related to the 2009 Notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have an adverse effect on our operations and future prospects include, but are not limited to, changes in: national, international (including trade volume growth), regional and local economic conditions generally and real estate markets specifically, legislation/regulation (including changes to laws governing the taxation of real estate investment trusts), our ability to qualify and maintain our status as a real estate investment trust, availability and attractiveness of financing (including both public and private capital) to us and to our potential counterparties, interest rate levels, our ability to maintain our current credit agency ratings, competition, supply and demand for industrial properties (including land, the supply and demand for which is inherently more volatile than other types of industrial property) in the Company’s current and proposed market areas, difficulties in consummating acquisitions and dispositions, risks related to our investments in properties through joint ventures, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs, changes in general accounting principles, policies and guidelines applicable to real estate investment trusts, risks related to doing business internationally (including foreign currency exchange risks and risks related to integrating international properties and operations) and those additional factors described under the heading “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”), in the Company’s subsequent quarterly reports on Form 10-Q, and in Item 1A, “Risk Factors,” in this quarterly report. We caution you not to place undue reliance on forward looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements. Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to First Industrial Realty Trust, Inc., First Industrial, L.P. and their controlled subsidiaries. We refer to our operating partnership, First Industrial, L.P., as the “Operating Partnership,” and our taxable REIT subsidiary, First Industrial Investment, Inc., as the “TRS.”

GENERAL

The Company was organized in the state of Maryland on August 10, 1993. We are a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”).

We began operations on July 1, 1994. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner with an approximate 88.7% and 87.6% ownership interest at March 31, 2009 and March 31, 2008, respectively, and through the TRS, of which the Operating Partnership is the sole stockholder. We also conduct operations through other partnerships, corporations, and limited liability companies, the operating data of which, together with that of the Operating Partnership and the TRS, are consolidated with that of the Company, as presented herein. Noncontrolling interest at March 31, 2009 and March 31, 2008 of approximately 11.3% and 12.4%, respectively, represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

We also own noncontrolling equity interests in, and provide services to, seven joint ventures whose purpose is to invest in industrial properties (the “2003 Net Lease Joint Venture,” the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program” the “2006 Land/Development Joint Venture.”, the “2007 Canada Joint Venture” and the “2007 Europe Joint Venture,” together the “Joint Ventures”). The Joint Ventures are accounted for under the equity method of accounting. One of the Joint Ventures, the 2007 Europe Joint Venture, does not own any properties.

The operating data of the Joint Ventures is not consolidated with that of the Company as presented herein.

As of March 31, 2009, we owned 796 industrial properties (inclusive of developments in process) located in 28 states in the United States and one province in Canada, containing an aggregate of approximately 70.8 million square feet of gross leaseable area (“GLA”).

We maintain a website at www.firstindustrial.com. Information on this website shall not constitute part of this Form 10-Q. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available without charge on our website as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter, Nominating/Corporate Governance Committee Charter, along with supplemental financial and operating information prepared by us, are all available without charge on our website or upon request to us. Amendments to, or waivers from, our Code of Business Conduct and Ethics that apply to our executive officers or directors will also be posted to our website. We also post or otherwise make available on our website from time to time other information that may be of interest to our investors. Please direct requests as follows:

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

Current Business Risks and Uncertainties

The real estate markets have been significantly impacted by recent events in the global credit markets. The current recession has resulted in downward pressure on our net operating income and has impaired our ability to sell properties.

Our Unsecured Line of Credit and the indentures under which our senior unsecured indebtedness is, or may be, issued contain certain financial covenants, including, among other things, coverage ratios and limitations on our ability to incur secured and unsecured indebtedness. Consistent with our prior practice, we will, in the future, continue to interpret and certify our performance under these covenants in a good faith manner that we deem reasonable and appropriate. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders in a manner that could impose and cause us to incur material costs. Any violation of these covenants would subject us to higher finance costs and fees, or accelerated maturities. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. Under the Unsecured Line of Credit, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement.

We believe that we were in compliance with our financial covenants as of March 31, 2009, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2009. However, our ability to meet our financial covenants may be reduced if economic and credit market conditions limit our property sales and reduce our net operating income below our projections. We expect to refinance indebtedness maturing in 2009 and to comply with our financial covenants for the remainder of 2009 and beyond. We plan to enhance our liquidity through a combination of capital retention, mortgage financing and asset sales.

•	Retained Capital — We plan to retain capital by distributing the minimum amount of dividends required to maintain our REIT status. We did not pay a common dividend in April 2009 and may not pay dividends in future quarters in 2009 depending on our taxable income. If we are required to pay common stock dividends in 2009, we may elect to satisfy this obligation by distributing a combination of cash and common shares.

•	Mortgage Financing — In June 2009, we have $125.0 million of unsecured debt maturing ($119.0 million as of April 24, 2009 — see Subsequent Events), and in July 2009 we have $5.0 million of secured mortgage debt maturing. We are in active discussions with various lenders regarding the origination of mortgage financing and the terms and conditions thereof. The total loan proceeds are expected to be sufficient to meet these maturities. In addition, these loans are expected to comply with all covenants contained in our Unsecured Line of Credit and our senior debt securities, including coverage ratios and total indebtedness, total unsecured indebtedness and total secured indebtedness limitations. No assurances can be made that new secured financing will be obtained. If we fail to timely retire our maturing debt, we will be in default under our Unsecured Line of Credit and our senior unsecured debt securities.

•	Asset Sales — We sold three industrial properties and one land parcel during the three months ended March 31, 2009. We are in various stages of discussions with third parties for the sale of additional properties for the remainder of 2009 and plan to continue to market other properties for sale throughout 2009. If we are unable to sell properties on an advantageous basis, this may impair our liquidity and our ability to meet our financial covenants.

In addition, we may from time to time repurchase or redeem our outstanding securities. Any repurchases or redemptions would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repurchases or redemptions may materially impact our liquidity, future tax liability and results of operations.

Although we believe we will be successful in meeting our liquidity needs through a combination of capital retention, mortgage financing and asset sales, if we were to be unsuccessful in executing one or more of the strategies outlined above, we would be materially adversely affected.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008

Our net (loss) income attributable to First Industrial Realty Trust, Inc.’s common stockholders and participating securities was $(15.4) million and $48.4 million for the three months ended March 31, 2009 and March 31, 2008, respectively. Basic and diluted net (loss) income attributable to First Industrial Realty Trust, Inc.’s common stockholders were $(0.35) per share for the three months ended March 31, 2009, and $1.10 per share for the three months ended March 31, 2008.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended March 31, 2009 and March 31, 2008. Same store properties are properties owned prior to January 1, 2008 and held as an operating property through March 31, 2009 and developments and redevelopments that were placed in service prior to January 1, 2008 or were substantially completed for 12 months prior to January 1, 2008. Properties which are at least 75% occupied at acquisition are placed in service. All other properties are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development completion. Acquired properties are properties that were acquired subsequent to December 31, 2007 and held as an operating property through March 31, 2009. Sold properties are properties that were sold subsequent to December 31, 2007. (Re)Developments and land are land parcels and developments and redevelopments that were not a) substantially complete 12 months prior to January 1, 2008 or b) placed in service prior to January 1, 2008. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with the TRS acting as general contractor or development manager to construct industrial properties, including industrial properties for the 2005 Development/Repositioning Joint Venture, and also includes revenues and expenses related to the development and sale of properties built for third parties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the three months ended March 31, 2009 and March 31, 2008, the occupancy rates of our same store properties were 86.4% and 88.6%, respectively.

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$77,818	$81,592	$(3,774)	(4.6)%
Acquired Properties	7,165	832	6,333	761.2%
Sold Properties	393	15,842	(15,449)	(97.5)%
(Re)Developments and Land, Not Included Above	5,829	2,031	3,798	187.0%
Other	4,510	6,136	(1,626)	(26.5)%

	$95,715	$106,433	$(10,718)	(10.1)%
Discontinued Operations	(1,054)	(16,224)	15,170	(93.5)%

Subtotal Revenues	$94,661	$90,209	$4,452	4.9%

Construction Revenues	18,431	22,954	(4,523)	(19.7)%

Total Revenues	$113,092	$113,163	$(71)	(0.1)%

Revenues from same store properties decreased $3.8 million due primarily to a decrease in lease termination fees of $1.7 million and a decrease in occupancy. Revenues from acquired properties increased $6.3 million due to the 26 industrial properties acquired subsequent to December 31, 2007 totaling approximately 3.1 million square feet of GLA, as well as acquisitions of land parcels in September and October 2008 for which we receive ground rents. Revenues from sold properties decreased $15.4 million due to the 117 industrial properties sold subsequent to December 31, 2007 totaling approximately 9.5 million square feet of GLA. Revenues from (re)developments and land increased $3.8 million primarily due to an increase in occupancy. Other revenues decreased $1.6 million due primarily to a decrease in fees earned from our Joint Ventures. Construction revenues decreased $4.5 million primarily due to the substantial completion of certain development projects for which we were acting in the capacity of development manager, substantially offset by two development projects that commenced in April 2008 and August 2008 for which we are acting in the capacity of development manager.

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008	$ Change	% Change
	($ in 000’s)

PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$27,311	$26,875	$436	1.6%
Acquired Properties	1,451	185	1,266	684.3%
Sold Properties	130	5,476	(5,346)	(97.6)%
(Re)Developments and Land, Not Included Above	2,591	1,540	1,051	68.2%
Other	2,623	4,284	(1,661)	(38.8)%

	$34,106	$38,360	$(4,254)	(11.1)%
Discontinued Operations	(493)	(6,326)	5,833	(92.2)%

Total Property Expenses	$33,613	$32,034	$1,579	4.9%

Construction Expenses	17,883	22,301	(4,418)	(19.8)%

Total Property and Construction Expenses	$51,496	$54,335	$(2,839)	(5.2)%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased $1.3 million due to properties acquired subsequent to December 31, 2007. Property expenses from sold properties decreased $5.3 million due to properties sold subsequent to December 31, 2007. Property expenses from (re)developments and land increased $1.1 million due to an increase in the substantial completion of developments. Expenses are no longer capitalized to the basis of a property once the development is substantially complete. The $1.7 million decrease in other expense is primarily attributable to a decrease in compensation resulting from a decrease in employee headcount as well as a decrease in incentive compensation expense. Construction expenses decreased $4.4 million primarily due to the substantial completion of certain development projects for which we were acting in the capacity of development manager, substantially offset by two development projects that commenced in April 2008 and August 2008 for which we are acting in the capacity of development manager.

General and administrative expense decreased $13.2 million, or 56.7%, due to a decrease in compensation resulting from a decrease in employee headcount as well as a decrease in incentive compensation.

For the three months ended March 31, 2009, we incurred $4.7 million in restructuring charges related to employee severance and benefits ($4.0 million), costs associated with the termination of certain office leases ($0.3 million) and other costs ($0.4 million) associated with implementing the restructuring plan. Due to the timing of certain related expenses, we expect to record a total of approximately $1.0 million of additional restructuring charges in subsequent quarters. We also anticipate a reduction of general and administrative expense in the remainder of 2009 compared to 2008 as a result of the employee terminations and office closings that have been a part of our restructuring plan.

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008	$ Change	% Change
	($ in 000’s)

DEPRECIATION and OTHER AMORTIZATION
Same Store Properties	$32,414	$33,818	$(1,404)	(4.2)%
Acquired Properties	3,693	683	3,010	440.7%
Sold Properties	127	3,780	(3,653)	(96.6)%
(Re)Developments and Land, Not Included Above and Other	2,664	1,854	810	43.7%
Corporate Furniture, Fixtures and Equipment	597	461	136	29.5%

	$39,495	$40,596	$(1,101)	(2.7)%
Discontinued Operations	(278)	(3,920)	3,642	(92.9)%

Total Depreciation and Other Amortization	$39,217	$36,676	$2,541	6.9%

Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $3.0 million due to properties acquired subsequent to December 31, 2007. Depreciation and other amortization from sold properties decreased $3.7 million due to properties sold subsequent to December 31, 2007. Depreciation and other amortization for (re)developments and land and other increased $0.8 million due primarily to an increase in the substantial completion of developments.

Interest income remained relatively unchanged.

Interest expense decreased approximately $1.2 million, or 3.9%, primarily due to a decrease in the weighted average interest rate for the three months ended March 31, 2009 (5.56%), as compared to the three months ended March 31, 2008 (6.16%), partially offset by a decrease in capitalized interest for the three months ended March 31, 2009 due to a decrease in development activities and an increase in the weighted average debt balance outstanding for the three months ended March 31, 2009 ($2,069.2 million), as compared to the three months ended March 31, 2008 ($2,046.9 million).

Amortization of deferred financing costs remained relatively unchanged.

In October 2008, we entered into an interest rate swap agreement (the “Series F Agreement”) to mitigate our exposure to floating interest rates related to the forecasted coupon reset of our Series F Preferred Stock. The Series F Agreement has a notional value of $50.0 million and is effective from April 1, 2009 through October 1, 2013. The Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. We recorded $1.5 million in mark to market gain which is included in Mark-to-Market Gain on Interest Rate Protection Agreements in earnings for the three months ended March 31, 2009.

In March 2009, the rate on the forecasted debt underlying one of our forward starting swaps (the “Forward Starting Agreement 1”) locked on March 20, 2009, and as such, ceased to qualify for hedge accounting. The Forward Starting Agreement 1 has a notional value of $59.8 million, is effective from May 15, 2009 through May 15, 2014 and fixes the LIBOR rate at 4.0725%. We recorded $0.4 million in mark to market loss which is included in Mark-to-Market Gain on Interest Rate Protection Agreements in earnings for the three months ended March 31, 2009.

Equity in income of Joint Ventures decreased approximately $3.3 million, or 99.1%, due primarily to a decrease in our economic share of gains and earn outs on property sales from the 2005 Development/Repositioning Joint Venture during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

The income tax benefit (included in continuing operations, discontinued operations and gain on sale) increased $1.4 million, or 271.2%, due primarily to a decrease in gain on sale of real estate and costs incurred related to the restructuring, substantially offset by a decrease in general and administrative expense within the TRS for the three months ended March 31, 2009.

The following table summarizes certain information regarding the industrial properties included in our discontinued operations for the three months ended March 31, 2009 and March 31, 2008.

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	($ in 000’s)

Total Revenues	$1,054	$16,224
Property Expenses	(493)	(6,326)
Depreciation and Amortization	(278)	(3,920)
Gain on Sale of Real Estate	4,413	73,361
Benefit (Provision) for Income Taxes	106	(407)

Income from Discontinued Operations	$4,802	$78,932

Income from discontinued operations, net of income taxes, for the three months ended March 31, 2009 reflects the results of operations and gain on sale of real estate relating to three industrial properties that were sold during the three months ended March 31, 2009 and the results of operations of three properties that were identified as held for sale at March 31, 2009.

Income from discontinued operations, net of income taxes, for the three months ended March 31, 2008 reflects the gain on sale of real estate relating to 38 industrial properties that were sold during the three months ended March 31, 2008 and reflects the results of operations of the 113 industrial properties that were sold during the year ended December 31, 2008, three industrial properties that were sold during the three months ended March 31, 2009 and three industrial properties identified as held for sale at March 31, 2009.

The $0.5 million gain on sale of real estate for the three months ended March 31, 2009 resulted from the sale of one land parcel that does not meet the criteria established by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), for inclusion in discontinued operations. The $7.7 million gain on sale of real estate for the three months ended March 31, 2008 resulted from the sale of several land parcels that do not meet the criteria established by SFAS 144 for inclusion in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, our cash and restricted cash was approximately $37.8 and $0.1 million, respectively. Restricted cash is primarily comprised of cash held in escrow in connection with mortgage debt requirements.

We have considered our short-term (one year or less) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. Our 2009 Notes, in the aggregate principal amount of $125.0 million ($119.0 million as of April 24, 2009 — see Subsequent Events), are due on June 15, 2009. We expect to satisfy the payment obligations on the 2009 Notes through the origination of mortgage financing, although there can be no assurance that any such financing could be accomplished on reasonable terms or at all. With the exception of the 2009 Notes, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements and the minimum distributions required to maintain our REIT qualification under the Code. We anticipate that these needs will be met with cash flows provided from operating and investing activities, including the disposition of select assets. In addition, we plan to retain capital by distributing the minimum amount of dividends required to maintain our REIT status. We did not pay a common dividend in April 2009 and may not pay dividends in future quarters in 2009 depending on our taxable income. If we are required to pay common stock dividends in 2009, we may elect to satisfy this obligation by distributing a combination of cash and common shares.

We expect to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured indebtedness and the issuance of additional equity securities.

At March 31, 2009, borrowings under the Unsecured Line of Credit bore interest at a weighted average interest rate of 1.298%. The Unsecured Line of Credit currently bears interest at a floating rate of LIBOR plus 1.0% or the prime rate plus 0.15%, at our election. As of April 24, 2009, we had approximately $5.5 million available for additional borrowings under the Unsecured Line of Credit. Our Unsecured Line of Credit contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of March 31, 2009, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2009. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders in a manner that could impose and cause us to incur material costs. In addition, our ability to meet our financial covenants may be reduced if 2009 economic and credit market conditions limit our property sales and reduce our net operating income below our plan. Any violation of these covenants would subject us to higher finance costs and fees, or accelerated maturities. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default.

We currently have credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BB/Ba1/BBB-, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Three Months Ended March 31, 2009

Net cash provided by operating activities of approximately $20.8 million for the three months ended March 31, 2009 was comprised primarily of the non-cash adjustments of approximately $41.3 million and distributions from Joint Ventures of $0.1 million, partially offset by the net loss before noncontrolling interest of approximately $12.5 million and the net change in operating assets and liabilities of approximately $8.1 million. The adjustments for the non-cash items of approximately $41.3 million are primarily comprised of depreciation and amortization of approximately $46.4 million, mark to market gain related to the Series F Agreement and the Forward Starting Swap Agreement 1 of approximately $1.1 million and the provision for bad debt of approximately $0.6 million, offset by the gain on sale of real estate of approximately $4.9 million and the effect of the straight-lining of rental income of approximately $1.9 million.

Net cash used in investing activities of approximately $11.7 million for the three months ended March 31, 2009 was comprised primarily of the acquisition of real estate, development of real estate, capital expenditures related to the expansion and improvement of existing real estate and contributions to, and investments in, our Joint Venture, partially offset by the net proceeds from the sale of real estate and distributions from our industrial real estate Joint Ventures.

During the three months ended March 31, 2009, we acquired one land parcel. The purchase price for the land parcel was approximately $0.2 million, excluding costs incurred in conjunction with the acquisition of the land parcel.

We invested approximately $1.7 million in, and received total distributions of approximately $3.0 million from, our Joint Ventures. As of March 31, 2009, our industrial real estate Joint Ventures owned 119 industrial properties comprising approximately 23.6 million square feet of GLA and several land parcels.

During the three months ended March 31, 2009, we sold three industrial properties comprising approximately 0.4 million square feet of GLA and one land parcel. Net proceeds from the sales of the three industrial properties and one land parcel were approximately $15.9 million.

Net cash provided by financing activities of approximately $25.7 million for the three months ended March 31, 2009 was derived primarily of net proceeds from our Unsecured Line of Credit, partially offset by common and preferred stock dividends and unit distributions, the repurchase of restricted stock from our employees to pay for withholding taxes on the vesting of restricted stock and repayments on mortgage loans payable.

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

At March 31, 2009, approximately $1,639.1 million (approximately 78.9% of total debt at March 31, 2009) of our debt was fixed rate debt (including $50.0 million of borrowings under the Unsecured Line of Credit in which the interest rate was fixed via an interest rate protection agreement) and approximately $438.6 million (approximately 21.1% of total debt at March 31, 2009) was variable rate debt.

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

Based upon the amount of variable rate debt outstanding at March 31, 2009, a 10% increase or decrease in the interest rate on our variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $0.6 million per year. The foregoing calculation assumes an instantaneous increase or decrease in the rates applicable to the amount of borrowings outstanding under our Unsecured Line of Credit at March 31, 2009. One consequence of the recent turmoil in the capital and credit markets has been sudden and dramatic changes in LIBOR, which could result in an increase to such rates. In addition, the calculation does not account for our option to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of March 31, 2009, we had two outstanding interest rate protection agreements with an aggregate notional amount of $119.5 million which fix the interest rate on a forecasted offering of debt, one outstanding interest rate protection agreement with a notional amount of $50.0 million which fixes the interest rate on borrowings on our Unsecured Line of Credit and one outstanding interest rate protection agreement with a notional amount of $50.0 million which mitigates our exposure to floating interest rates related to the forecasted reset rate of our Series F Preferred Stock. See Note 13 to the consolidated financial statements.

Foreign Currency Exchange Rate Risk

Owning, operating and developing industrial property outside of the United States exposes us to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At March 31, 2009, we owned one property and two land parcels for which the U.S. dollar was not the functional currency. This property and the land parcels are located in Ontario, Canada and use the Canadian dollar as their functional currency. Additionally, the 2007 Canada Joint Venture owned two industrial properties and several land parcels for which the functional currency is the Canadian dollar.

Subsequent Events

From April 1, 2009 to April 24, 2009, we sold two industrial properties for approximately $12.6 million of gross proceeds. There were no industrial properties acquired during this period.

On April 8, 2009, we repurchased and retired $1.0 million of the 2009 Notes at a redemption price of 95.000% of par. In connection with the partial retirement, we recognized $0.1 million as gain on early retirement of debt, which is the difference between the repurchase amount of $0.9 million and the principal amount retired of $1.0 million, net of the pro rata write off of the unamortized loan fees and the unamortized settlement amount of the interest rate protection agreements related to the 2009 Notes.

On April 17, 2009, we repurchased and retired $5.0 million of the 2009 Notes at a redemption price of 97.000% of par. In connection with the partial retirement, we recognized $0.1 million as gain on early retirement of debt, which is the difference between the repurchase amount of $4.9 million and the principal amount retired of $5.0 million, net of the pro rata write off of the unamortized loan fees and the unamortized settlement amount of the interest rate protection agreements related to the 2009 Notes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Response to this item is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer, in evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, based on the evaluation of these controls and procedures required by Exchange Act Rules 13a-15(b) or 15d-15(b), have concluded that as of the end of such period our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Exhibit
Number		Description

10	.1*†	Amendment No. 1, dated as of February 5, 2009, to the Restricted Stock Unit Award Agreement, dated as of January 9, 2009, by and between First Industrial Realty Trust, Inc.
10	.2†	Severance Agreement and Release and Waiver of Claims, dated as of February 27, 2009, by and between Jerry Pientka and First Industrial Investment, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed March 3, 2009, File No. 1-13102).
31	.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

†	Indicates a compensatory plan or arrangement contemplated by Item 15a(3) of Form 10-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.

By:	/s/ Scott A. Musil
Scott A. Musil
Chief Financial Officer
(Principal Financial Officer)

Date: May 11, 2009

EXHIBIT INDEX

Exhibit
Number		Description

10	.1*†	Amendment No. 1, dated as of February 5, 2009, to the Restricted Stock Unit Award Agreement, dated as of January 9, 2009, by and between First Industrial Realty Trust, Inc.
10	.2†	Severance Agreement and Release and Waiver of Claims, dated as of February 27, 2009, by and between Jerry Pientka and First Industrial Investment, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed March 3, 2009, File No. 1-13102).
31	.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

†	Indicates a compensatory plan or arrangement contemplated by Item 15a(3) of Form 10-K.