Form 10-Q
period 2009-06-30
FIRST INDUSTRIAL REALTY TRUST INC
filed 2009-08-07
CIK 921825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares of Common Stock, $.01 par value, outstanding as of August 7, 2009: 44,864,397.

FIRST INDUSTRIAL REALTY TRUST, INC.

Form 10-Q

For the Period Ended June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

		(As Adjusted)
	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands
	except share and
	per share data)

ASSETS
Assets:
Investment in Real Estate:
Land	$774,094	$776,991
Buildings and Improvements	2,562,411	2,551,450
Construction in Progress	28,706	57,156
Less: Accumulated Depreciation	(560,784)	(523,108)

Net Investment in Real Estate	2,804,427	2,862,489

Real Estate Held for Sale, Net of Accumulated Depreciation and Amortization of $4,485 and $2,251 at June 30, 2009 and December 31, 2008, respectively	26,559	21,117
Cash and Cash Equivalents	54,962	3,182
Restricted Cash	13	109
Tenant Accounts Receivable, Net	7,447	10,414
Investments in Joint Ventures	16,180	16,299
Deferred Rent Receivable, Net	35,687	32,984
Deferred Financing Costs, Net	14,497	12,091
Deferred Leasing Intangibles, Net	77,499	90,342
Prepaid Expenses and Other Assets, Net	161,527	174,474

Total Assets	$3,198,798	$3,223,501

LIABILITIES AND EQUITY
Liabilities:
Mortgage Loans Payable, Net	$224,351	$77,396
Senior Unsecured Debt, Net	1,373,010	1,511,955
Unsecured Line of Credit	490,516	443,284
Accounts Payable, Accrued Expenses and Other Liabilities, Net	84,678	128,828
Deferred Leasing Intangibles, Net	28,307	30,754
Rents Received in Advance and Security Deposits	26,036	26,181
Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $0 and $254 at June 30, 2009 and December 31, 2008, respectively	—	541
Dividends Payable	452	13,846

Total Liabilities	2,227,350	2,232,785

Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust, Inc.’s Stockholders’ Equity:
Preferred Stock ($0.01 par value, 10,000,000 shares authorized, 500, 250, 600, and 200 shares of Series F, G, J, and K Cumulative Preferred Stock, respectively, issued and outstanding at June 30, 2009 and December 31, 2008 having a liquidation preference of $100,000 per share ($50,000), $100,000 per share ($25,000), $250,000 per share ($150,000), and $250,000 per share ($50,000), respectively)	—	—
Common Stock ($0.01 par value, 100,000,000 shares authorized, 49,164,504 and 48,976,296 shares issued and 44,840,390 and 44,652,182 shares outstanding at June 30, 2009 and December 31, 2008, respectively)	492	490
Additional Paid-in-Capital	1,447,535	1,398,024
Distributions in Excess of Accumulated Earnings	(393,338)	(370,229)
Accumulated Other Comprehensive Loss	(20,712)	(19,668)
Treasury Shares at Cost (4,324,114 shares at June 30, 2009 and December 31, 2008)	(140,018)	(140,018)

Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	893,959	868,599
Noncontrolling Interest	77,489	122,117

Total Equity	971,448	990,716

Total Liabilities and Equity	$3,198,798	$3,223,501

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

		(As Adjusted)		(As Adjusted)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
		(Unaudited)
		(In thousands except
		per share data)

Revenues:
Rental Income	$67,552	$66,201	$136,563	$130,278
Tenant Recoveries and Other Income	22,168	28,118	47,266	53,672
Construction Revenues	18,318	33,444	36,749	56,398

Total Revenues	108,038	127,763	220,578	240,348

Expenses:
Property Expenses	30,880	31,751	64,386	63,689
General and Administrative	11,641	22,898	21,750	46,254
Restructuring Costs	72	—	4,816	—
Depreciation and Other Amortization	36,806	44,226	75,716	80,685
Construction Expenses	17,789	32,432	35,672	54,733

Total Expenses	97,188	131,307	202,340	245,361

Other Income/(Expense):
Interest Income	721	1,118	1,282	1,762
Interest Expense	(29,391)	(28,011)	(57,489)	(57,262)
Amortization of Deferred Financing Costs	(754)	(712)	(1,462)	(1,425)
Gain from Early Retirement of Debt	3,986	1,489	3,986	1,489
Mark-to-Market Gain on Interest Rate Protection Agreements	2,301	—	3,416	—

Total Other Income/(Expense)	(23,137)	(26,116)	(50,267)	(55,436)

Loss from Continuing Operations Before Equity in Income of Joint Ventures and Income Tax Benefit	(12,287)	(29,660)	(32,029)	(60,449)
Equity in Income of Joint Ventures	1,551	3,268	1,580	6,570
Income Tax Benefit	2,606	3,336	4,421	5,844

Loss from Continuing Operations	(8,130)	(23,056)	(26,028)	(48,035)
Income from Discontinued Operations (Including Gain on Sale of Real Estate of $3,907 and $70,484 for the Three Months Ended June 30, 2009 and June 30, 2008, respectively, and $8,320 and $143,844 for the Six Months Ended June 30, 2009 and June 30, 2008, respectively)	4,362	75,133	9,196	154,736
(Provision) Benefit for Income Taxes Allocable to Discontinued Operations (Including $34 and $(3,362) Allocable to Gain on Sale of Real Estate for the Three Months Ended June 30, 2009 and June 30, 2008, respectively, and $128 and $(3,608) for the Six Months Ended June 30, 2009 and June 30, 2008, respectively)	(43)	(3,753)	64	(4,159)

(Loss) Income Before Gain on Sale of Real Estate	(3,811)	48,324	(16,768)	102,542
Gain on Sale of Real Estate	—	4,337	460	12,009
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	—	(1,104)	(29)	(2,696)

Net (Loss) Income	(3,811)	51,557	(16,337)	111,855
Less: Net Loss (Income) Attributable to the Noncontrolling Interest	925	(5,764)	2,907	(12,839)

Net (Loss) Income Attributable to First Industrial Realty Trust, Inc.	(2,886)	45,793	(13,430)	99,016
Less: Preferred Stock Dividends	(4,824)	(4,857)	(9,681)	(9,714)

Net (Loss) Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$(7,710)	$40,936	$(23,111)	$89,302

Basic and Diluted Earnings Per Share:
Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.26)	$(0.50)	$(0.71)	$(0.98)

Income From Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.09	$1.42	$0.19	$3.01

Net (Loss) Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.17)	$0.92	$(0.52)	$2.02

Weighted Average Shares Outstanding, Basic and Diluted	44,439	43,128	44,294	43,056

Dividends/Distribution Declared per Common Share Outstanding	$0.00	$0.72	$0.00	$1.44

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		(As Adjusted)		(As Adjusted)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands)

Net (Loss) Income	$(3,811)	$51,557	$(16,337)	$111,855
Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax Provision of $216 and $343 for the Three Months Ended June 30, 2009 and June 30, 2008, respectively, and $241 and $84 for the Six Months Ended June 30, 2009 and June 30, 2008, respectively	1,179	5,375	(1,036)	3,533
Amortization of Interest Rate Protection Agreements	38	(191)	(168)	(378)
Write-off of Unamortized Settlement of Interest Rate Protection Agreements	(63)	455	(63)	455
Mark-to-Market on Available for Sale Mortgage Notes Receivable	—	(328)	—	—
Foreign Currency Translation Adjustment, Net of Tax (Provision) Benefit of $(1,429) and $9 for the Three Months Ended June 30, 2009 and June 30, 2008, respectively, and $(926) and $390 for the Six Months Ended June 30, 2009 and June 30, 2008, respectively	892	273	449	(388)

Comprehensive (Loss) Income	(1,765)	57,141	(17,155)	115,077
Comprehensive Loss (Income) Attributable to Noncontrolling Interest	582	(6,491)	2,681	(13,250)

Comprehensive (Loss) Income Attributable to First Industrial Realty Trust, Inc.	$(1,183)	$50,650	$(14,474)	$101,827

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		(As Adjusted)
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(16,337)	$111,855
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation	56,627	58,410
Amortization of Deferred Financing Costs	1,462	1,425
Other Amortization	28,733	32,628
Provision for Bad Debt	2,003	1,660
Mark-to-Market Gain on Interest Rate Protection Agreements	(3,416)	—
Equity in Income of Joint Ventures	(1,580)	(6,570)
Distributions from Joint Ventures	1,120	8,182
Gain on Sale of Real Estate	(8,780)	(155,853)
Gain from Early Retirement of Debt	(3,986)	(1,489)
(Increase) Decrease in Developments for Sale Costs	(14)	1,860
Decrease (Increase) in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	18,333	(19,284)
Increase in Deferred Rent Receivable	(3,537)	(3,925)
(Decrease) Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(18,967)	4,699
Decrease in Restricted Cash	96	89
Cash Book Overdraft	—	1,166

Net Cash Provided by Operating Activities	51,757	34,853

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate	(47,307)	(300,729)
Net Proceeds from Sales of Investments in Real Estate	20,097	422,264
Contributions to and Investments in Joint Ventures	(2,721)	(10,916)
Distributions from Joint Ventures	5,823	3,050
Funding of Notes Receivable	—	(10,325)
Repayment of Mortgage Loans Receivable	2,821	21,151
Increase in Restricted Cash	—	(78,214)

Net Cash (Used in) Provided by Investing Activities	(21,287)	46,281

CASH FLOWS FROM FINANCING ACTIVITIES:
Offering Costs	(142)	(13)
Net Proceeds from the Issuance of Common Stock	—	174
Repurchase of Restricted Stock	(722)	(3,508)
Dividends/Distributions	(12,614)	(72,502)
Preferred Stock Dividends	(10,461)	(9,714)
Proceeds from Origination of Mortgage Loans Payable	154,180	—
Repayments on Mortgage Loans Payable	(6,843)	(1,525)
Debt Issuance Costs	(3,915)	(15)
Settlement of Interest Rate Protection Agreements	(7,491)	—
Repayments of Senior Unsecured Debt	(136,699)	(19,359)
Proceeds from Unsecured Line of Credit	46,000	356,000
Repayments on Unsecured Line of Credit	—	(322,000)

Net Cash Provided by (Used in) Financing Activities	21,293	(72,462)

Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	17	(16)
Net Increase in Cash and Cash Equivalents	51,763	8,672
Cash and Cash Equivalents, Beginning of Period	3,182	5,757

Cash and Cash Equivalents, End of Period	$54,962	$14,413

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

We began operations on July 1, 1994. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner with an approximate 89.0% and 87.6% ownership interest at June 30, 2009 and June 30, 2008, respectively, and through the TRS, of which the Operating Partnership is the sole stockholder. We also conduct operations through other partnerships, corporations, and limited liability companies, the operating data of which, together with that of the Operating Partnership and the TRS, are consolidated with that of the Company as presented herein. Noncontrolling interest at June 30, 2009 and June 30, 2008 of approximately 11.0% and 12.4%, respectively, represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

We also own noncontrolling equity interests in, and provide various services to, seven joint ventures whose purpose is to invest in industrial properties (the “2003 Net Lease Joint Venture,” the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program,” the “2006 Land/Development Joint Venture”, the “2007 Canada Joint Venture” and the “2007 Europe Joint Venture”; together the “Joint Ventures”). The Joint Ventures are accounted for under the equity method of accounting. The 2007 Europe Joint Venture does not own any properties.

The operating data of the Joint Ventures is not consolidated with that of the Company as presented herein.

As of June 30, 2009, we owned 792 industrial properties (inclusive of developments in process) located in 28 states in the United States and one province in Canada, containing an aggregate of approximately 70.0 million square feet of gross leaseable area (“GLA”).

2.	Current Business Risks and Uncertainties

The real estate markets have been significantly impacted by recent events in the global capital markets. The current recession has resulted in downward pressure on our net operating income and has impaired our ability to sell properties.

Our $500,000 unsecured credit facility (the “Unsecured Line of Credit”) and the indentures under which our senior unsecured indebtedness is, or may be, issued, contain certain financial covenants, including, among other things, coverage ratios and limitations on our ability to incur total indebtedness and secured and unsecured indebtedness. Consistent with our prior practice, we will, in the future, continue to interpret and certify our performance under these covenants in a good faith manner that we deem reasonable and appropriate. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders in a manner that could impose and cause us to incur material costs. Any violation of these covenants would subject us to higher finance costs and fees, or accelerated maturities. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. Under the Unsecured Line of Credit, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We believe that we were in compliance with our financial covenants as of June 30, 2009, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2009. However, our ability to meet our financial covenants may be reduced if economic and capital market conditions limit our property sales and reduce our net operating income below our projections. We plan to enhance our liquidity through a combination of capital retention, mortgage financing and asset sales.

•	Capital Retention — We plan to retain capital by distributing the minimum amount of dividends required to maintain our REIT status. We did not pay a common dividend in April 2009 or July 2009 and may not pay dividends in future quarters in 2009 depending on our taxable income. If we are required to pay common stock dividends in 2009, we may elect to satisfy this obligation by distributing a combination of cash and common shares.

•	Mortgage Financing — During the three months ended June 30, 2009, we paid off and retired our 2009 Notes in the principal amount of $125,000 and our secured mortgage debt maturing in July 2009 in the amount of $5,025. We used funds obtained via three mortgage financings that closed during the three months ended June 30, 2009 to pay off the debt maturities (see Note 5). These mortgage financings comply with all covenants contained in our Unsecured Line of Credit and our senior debt securities, including coverage ratios and total indebtedness, total unsecured indebtedness and total secured indebtedness limitations. We are in active discussions with various lenders regarding the origination of additional mortgage financing and the terms and conditions thereof. No assurances can be made that additional secured financing will be obtained.

•	Asset Sales — We sold six industrial properties and one land parcel during the six months ended June 30, 2009. We are in various stages of discussions with third parties for the sale of additional properties for the remainder of 2009 and plan to continue to market other properties for sale throughout 2009. If we are unable to sell properties on an advantageous basis, this may impair our liquidity and our ability to meet our financial covenants.

In addition, we repurchased $15,700 of our 2012 Notes during the six months ended June 30, 2009 (see Note 5) and $56,500 of senior unsecured debt from July 1, 2009 to August 7, 2009 (see Note 15) at a substantial discount to the principal amount of the notes. We may from time to time repurchase or redeem additional amounts of our outstanding securities. Any repurchases or redemptions would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repurchases or redemptions may materially impact our liquidity, future tax liability and results of operations.

Although we believe we will be successful in meeting our liquidity needs through a combination of capital retention, mortgage financing and asset sales, if we were to be unsuccessful in executing one or more of the strategies outlined above, we could be materially adversely affected.

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

The 2008 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited financial statements in our 2008 Form 10-K, and has been revised as the result of the adoption of new accounting principles (mentioned hereafter), but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In order to conform with GAAP, we, in preparation of our financial statements, are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2009 and December 31, 2008, and the reported amounts of revenues and expenses for the three and six months ended June 30, 2009 and June 30, 2008. Actual results could differ from those estimates.

In our opinion, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of our financial position as of June 30, 2009 and December 31, 2008 and the results of our operations and comprehensive income for each of the three and six months ended June 30, 2009 and June 30, 2008, and our cash flows for each of the six months ended June 30, 2009 and June 30, 2008, and all adjustments are of a normal recurring nature.

Deferred Leasing Intangibles

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in our total assets consist of the following:

	June 30,	December 31,
	2009	2008

In-Place Leases	$77,403	$84,424
Less: Accumulated Amortization	(32,366)	(30,350)

	$45,037	$54,074

Above Market Leases	$14,409	$15,830
Less: Accumulated Amortization	(2,841)	(2,607)

	$11,568	$13,223

Tenant Relationships	$28,036	$28,717
Less: Accumulated Amortization	(7,142)	(5,672)

	$20,894	$23,045

Total Deferred Leasing Intangibles, Net	$77,499	$90,342

Deferred Leasing Intangibles, exclusive of Deferred Leasing Intangibles held for sale, included in our total liabilities consist of the following:

	June 30,	December 31,
	2009	2008

Below Market Leases	$42,210	$42,856
Less: Accumulated Amortization	(13,903)	(12,102)

Total Deferred Leasing Intangibles, Net	$28,307	$30,754

Amortization expense related to in-place leases and tenant relationships of deferred leasing intangibles was $4,307 and $10,472 for the three months ended June 30, 2009 and June 30, 2008, respectively, and $10,044 and $16,888 for the six months ended June 30, 2009 and June 30, 2008, respectively. Rental revenues increased by $924 and $3,546 related to net amortization of above/(below) market leases for the three months ended June 30, 2009 and June 30, 2008, respectively, and $1,298 and $4,823 for the six months ended June 30, 2009 and June 30, 2008, respectively.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new guidance which revises and updates previously issued guidance related to variable interest entities. This new guidance revises the previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity. We will adopt this new guidance January 1, 2010. We are currently reviewing the impact of the guidance on our financial statements and expect to complete this evaluation in 2009.

In May 2009, the FASB issued guidance relating to events that occur subsequent to the reporting date. The guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. The guidance is effective for interim and annual periods ending after June 15, 2009. We have adopted this guidance in this Quarterly Report on Form 10-Q. This guidance does not impact the consolidated financial results as it is disclosure-only in nature.

In April 2009, the FASB issued guidance which requires an entity to provide disclosures about fair value of financial instruments in interim financial information. The disclosures are required prospectively and are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We included the required disclosures in this Quarterly Report on Form 10-Q. This guidance does not impact the consolidated financial results as it is disclosure-only in nature.

Effective January 1, 2009 we adopted newly issued guidance from the FASB relating to noncontrolling interests within consolidated financial statements. This guidance establishes requirements for ownership interests in subsidiaries held by parties other than the Company (formerly called “minority interests”) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. Changes in a parent’s ownership interest (and transactions with noncontrolling interest holders) while the parent retains its controlling financial interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. As a result of transactions with noncontrolling interest holders and changes in ownership percentages that occurred during the six months ended June 30, 2009, we decreased noncontrolling interest and increased Additional Paid-in-Capital by $36,151, which represents the cumulative impact of historical changes in the parent’s ownership in the subsidiary. This guidance was effective, on a prospective basis, for fiscal years beginning after December 15, 2008, however, presentation and disclosure requirements need to be retrospectively applied to comparative financial statements. See Note 6 for additional disclosures.

Effective January 1, 2009 we adopted newly issued guidance from the FASB relating to disclosures about derivatives and hedging activities. This guidance expands the current disclosure requirements and entities must now provide enhanced disclosures on an interim basis and annual basis regarding how and why the entity uses derivatives, how derivatives and related hedged items are accounted for and how derivatives and related hedged items affect the entity’s financial position, financial results and cash flow. See Note 13 for the required disclosures. This guidance does not impact the consolidated financial results as it is disclosure-only in nature.

Effective January 1, 2009 we adopted newly issued guidance from the FASB which delayed the effective date relating to fair value measurements for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of this guidance related to nonfinancial assets and nonfinancial liabilities did not impact our consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2009 we adopted newly issued guidance from the Emerging Issues Task Force (“EITF”) regarding the determination of whether instruments granted in share-based payment transactions are participating securities. The guidance required retrospective application. Under this guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in the computation of earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Certain restricted stock awards granted to employees and directors are considered participating securities as they receive non-forfeitable dividend or dividend equivalents at the same rate as common stock. The impact of adopting this guidance decreased previously filed basic and diluted EPS by $0.03 for the three months ended June 30, 2008 and $0.05 for the six months ended June 30, 2008.

Effective January 1, 2009 we adopted newly issued guidance from the FASB regarding business combinations. This guidance states that direct costs of a business combination, such as transaction fees, due diligence and consulting fees no longer qualify to be capitalized as part of the business combination. Instead, these direct costs need to be recognized as expense in the period in which they are incurred. Accordingly, we retroactively expensed these types of costs in 2008 related to future operating property acquisitions.

Effective January 1, 2009 we adopted newly issued guidance from the Accounting Principles Board regarding accounting for convertible debt instruments that may be settled for cash upon conversion. This guidance requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance requires that the value assigned to the debt component be the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount. The resulting debt discount is then amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date) as additional non-cash interest expense. Retrospective application to all periods presented is required.

The equity component of our convertible unsecured notes (the “2011 Exchangeable Notes”) was $7,898 and therefore we retroactively adjusted our Senior Unsecured Debt by this amount as of September 2006. This debt discount has been subsequently amortized and as of June 30, 2009 the principal amount of the 2011 Exchangeable Notes, its unamortized discount and the net carrying amount is $200,000, $3,554 and $196,446, respectively. In addition, we reclassified $194 of the original finance fees incurred in relation to the 2011 Exchangeable Notes to equity as of September 2006. For the three and six months ended June 30, 2009, we recognized $2,708 and $5,415, respectively, of interest expense related to the 2011 Exchangeable Notes of which $2,313 and $4,625, respectively, relates to the coupon rate and $395 and $790, respectively, relates to the debt discount amortization. We anticipate amortizing the remaining debt discount into interest expense through maturity in September 2011. We recognized $3,555 and $(88) as an adjustment to total equity as of December 31, 2008 that represents amortization expense of the discount and the loan fees, respectively, which would have been recognized had the new guidance regarding accounting for convertible debt instruments been effective since the issuance date of our 2011 Exchangeable Notes.

The impact to net income and the loss from continuing operations, before noncontrolling interest, related to the adoption of the guidance regarding business combinations and convertible debt instruments, for the three and six months ended June 30, 2008 was an increase to general and administrative expense of $62 and $129, respectively, an increase to interest expense of $395 and $790, respectively, and a decrease to amortization of deferred financing fees of $10 and $20, respectively.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impact to the balance sheet as of December 31, 2008 related to the adoption of the guidance regarding business combinations and convertible debt instruments is as follows:

		Adjustments
		Related to	Adjustments
	Balance Sheet as	Adoption of	Related to	Balance Sheet
	Previously	Business	Adoption of	as
	Filed - as of	Combination	Convertible Debt	Adjusted - as of
	December 31, 2008	Guidance	Instrument Guidance	December 31, 2008

Deferred Financing Costs, Net	$12,197	$—	$(106)	$12,091
Prepaid Expenses and Other Assets, Net	$174,743	$(269)	$—	$174,474
Senior Unsecured Debt, Net	$1,516,298	$—	$(4,343)	$1,511,955
Additional Paid-in-Capital	$1,390,358	$—	$7,666	$1,398,024
Distributions in Excess of Accumulated Earnings	$(366,962)	$(255)	$(3,012)	$(370,229)
Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	$864,200	$(255)	$4,654	$868,599
Noncontrolling Interest	122,548	(14)	(417)	122,117

Total Equity	$986,748	$(269)	$4,237	$990,716

4.	Investments in Joint Ventures and Property Management Services

At June 30, 2009, the 2003 Net Lease Joint Venture owned ten industrial properties comprising approximately 5.1 million square feet of GLA, the 2005 Development/Repositioning Joint Venture owned 47 industrial properties comprising approximately 8.4 million square feet of GLA and several land parcels, the 2005 Core Joint Venture owned 48 industrial properties comprising approximately 3.9 million square feet of GLA and several land parcels, the 2006 Net Lease Co-Investment Program owned 12 industrial properties comprising approximately 5.0 million square feet of GLA, the 2006 Land/Development Joint Venture owned one industrial property comprising approximately 0.8 million square feet and several land parcels and the 2007 Canada Joint Venture owned two industrial properties comprising approximately 0.2 million square feet of GLA and several land parcels. As of June 30, 2009, the 2007 Europe Joint Venture does not own any properties.

During July 2007, we entered into a management arrangement with an institutional investor to provide property management, leasing, acquisition, disposition and portfolio management services for industrial properties (the “July 2007 Fund”). We do not own an equity interest in the July 2007 Fund, however, we are entitled to incentive payments if certain economic thresholds related to the industrial properties are achieved.

At June 30, 2009 and December 31, 2008, we have receivables from the Joint Ventures and the July 2007 Fund of $2,217 and $3,939, respectively, which mainly relates to development, leasing, property management and asset management fees due to us from the Joint Ventures and the July 2007 Fund, reimbursement for other operating expenditures paid on behalf of the Joint Ventures and the July 2007 Fund and reimbursement for development expenditures made by the TRS who is acting in the capacity of the general contractor for development projects for the 2005 Development/Repositioning Joint Venture. These receivable amounts are included in Prepaid Expenses and Other Assets, Net.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and six months ended June 30, 2009 and June 30, 2008, we invested the following amounts in, as well as received distributions from, our Joint Ventures and recognized fees from acquisition, disposition, leasing, development, incentive, property management and asset management services from our Joint Ventures and the July 2007 Fund in the following amounts:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Contributions	$987	$5,332	$2,721	$10,414
Distributions	$3,905	$6,652	$6,943	$11,232
Fees	$2,840	$4,702	$5,558	$9,288

5.	Mortgage Loans Payable, Net, Senior Unsecured Debt, Net and Unsecured Line of Credit

The following table discloses certain information regarding our mortgage loans payable, senior unsecured debt and unsecured line of credit:

	Outstanding				Effective
	Balance at		Interest		Interest
		(As Adjusted)	Rate at		Rate at
	June 30,	December 31,	June 30,		June 30,
	2009	2008	2009		2009		Maturity Date

Mortgage Loans Payable, Net	$224,351	$77,396	5.92	% - 9.25%	4.93	% - 9.25%	September 2009 - September 2024
Unamortized Premiums	(1,335)	(1,717)

Mortgage Loans Payable, Gross	$223,016	$75,679

Senior Unsecured Debt, Net
2016 Notes	$194,558	$194,524	5.750%		5.91%		01/15/16
2017 Notes	99,919	99,914	7.500%		7.52%		12/01/17
2027 Notes	15,057	15,056	7.150%		7.11%		05/15/27
2028 Notes	199,850	199,846	7.600%		8.13%		07/15/28
2011 Notes	199,898	199,868	7.375%		7.39%		03/15/11
2012 Notes	183,945	199,546	6.875%		6.85%		04/15/12
2032 Notes	49,491	49,480	7.750%		7.87%		04/15/32
2009 Notes	—	124,980	5.250%		4.10%		06/15/09
2014 Notes	115,668	114,921	6.420%		6.54%		06/01/14
2011 Exchangeable Notes*	196,446	195,657	4.625%		5.53%		09/15/11
2017 II Notes	118,178	118,163	5.950%		6.37%		05/15/17

Subtotal	$1,373,010	$1,511,955
Unamortized Discounts	14,790	16,545

Senior Unsecured Debt, Gross	$1,387,800	$1,528,500

Unsecured Line of Credit	$490,516	$443,284	1.339%		1.339%		09/28/12

*	On September 25, 2006, we issued $175,000 of the 2011 Exchangeable Notes which bears interest at a rate of 4.625%. We also granted the initial purchasers of the 2011 Exchangeable Notes an option exercisable until October 4, 2006 to purchase up to an additional $25,000 principal amount of the 2011 Exchangeable Notes to cover over-allotments, if any (the “Over-Allotment Option”). On October 3, 2006, the initial purchasers of the 2011 Exchangeable Notes exercised their Over-Allotment Option with respect to $25,000 in principal amount of the 2011 Exchangeable Notes. With the exercise of the Over-Allotment Option, the aggregate principal amount of 2011 Exchangeable Notes issued and outstanding is $200,000. The 2011 Exchangeable Notes have an initial

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange rate of 19.6356 shares of our common stock per $1,000 principal amount, representing an exchange price of approximately $50.93 per common share which is an exchange premium of approximately 20% based on the last reported sale price of $42.44 per share of our common stock on September 19, 2006.

In connection with our offering of the 2011 Exchangeable Notes, we entered into capped call transactions (the “capped call transactions”) with affiliates of two of the initial purchasers of the 2011 Exchangeable Notes (the “option counterparties”) in order to increase the effective exchange price of the 2011 Exchangeable Notes to $59.42 per share of our common stock, which represents an exchange premium of approximately 40% based on the last reported sale price of $42.44 per share of the our common stock on September 19, 2006. The aggregate cost of the capped call transactions was approximately $6,835. The capped call transactions are expected to reduce the potential dilution with respect to our common stock upon exchange of the 2011 Exchangeable Notes to the extent the then market value per share of our common stock does not exceed the cap price of the capped call transaction during the observation period relating to an exchange. The cost of the capped call is accounted for as a hedge and included in First Industrial Realty Trust, Inc.’s Stockholders’ Equity because the derivative is indexed to our own stock and meets the scope exception within the derivative guidance.

On May 7, 2009, we obtained a mortgage loan in the amount of $14,680 (the “Mortgage Financing I”). The Mortgage Financing I is collateralized by one industrial property totaling approximately 0.6 million square feet of GLA with a carrying value of $22,233. The Mortgage Financing I bears interest at a fixed rate of 7.50% and provides for equal monthly principal and interest payments based on a 25-year amortization schedule. The Mortgage Financing I matures on June 5, 2016. Prepayment is prohibited for 48 months and thereafter requires the payment of a premium equal to 3% of the loan balance if paid during the fifth loan year, 2% during the sixth loan year, 1% during the seventh loan year and thereafter. No premium shall be due on payments made within 45 days of maturity.

On May 8, 2009, we obtained a mortgage loan in the amount of $62,500 (the “Mortgage Financing II”). The Mortgage Financing II is collateralized by 26 industrial properties totaling approximately 3.1 million square feet of GLA with a carrying value of $94,296. The Mortgage Financing II bears interest at a fixed rate of 7.75% and provides for monthly payments of interest only for the first two years and thereafter for equal monthly principal and interest payments based on a 25-year amortization schedule. The Mortgage Financing II matures on June 1, 2016. Prepayment is prohibited for 42 months and thereafter requires the payment of a premium equal to the greater of 1% of the loan balance or a yield maintenance amount.

On June 1, 2009, we paid off and retired our secured mortgage debt maturing in July 2009 in the amount of $5,025.

On June 3, 2009, we obtained a mortgage loan in the amount of $77,000 (the “Mortgage Financing III”). The Mortgage Financing III is collateralized by 28 industrial properties totaling approximately 2.6 million square feet of GLA with a carrying value of $128,498. The Mortgage Financing III bears interest at a fixed rate of 7.87% and provides for equal monthly principal and interest payments based on a 30-year amortization schedule. The Mortgage Financing III matures on July 1, 2019. Prepayment is prohibited for 60 months and thereafter requires the payment of a premium equal to the greater of 1% of the loan balance or a yield maintenance amount.

On June 15, 2009, we paid off and retired our 2009 Notes in the amount of $105,721. Prior to the payoff and retirement of the 2009 Notes on June 15, 2009, during the three months ended June 30, 2009, we repurchased and retired an aggregate $19,279 of our 2009 Notes at a weighted average repurchase price of 98.887% of par. In connection with these repurchases prior to maturity, we recognized $232 as gain on early retirement of debt, which is the difference between the repurchase amount of $19,064 and the principal amount retired of $19,279, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees and the unamortized settlement amount of the interest rate protection agreements related to the 2009 Notes of $1, $5 and $(23), respectively.

During the three months ended June 30, 2009, we repurchased and retired an aggregate $15,700 of our 2012 Notes at a repurchase price of 75.881% of par. In connection with these partial retirements, we recognized $3,754 as gain on early retirement of debt, which is the difference between the repurchase amount of $11,913 and the principal

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount retired of $15,700, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees and the unamortized settlement amount of the interest rate protection agreements related to the 2012 Notes of $32, $41 and $(40), respectively.

The following is a schedule of the stated maturities and scheduled principal payments of the mortgage loans payable, senior unsecured debt and unsecured line of credit, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount

Remainder of 2009	$1,820
2010	16,706
2011	409,038
2012	681,518
2013	4,607
Thereafter	987,643

Total	$2,101,332

All of our senior unsecured debt (except for the 2011 Exchangeable Notes) contain certain covenants, including limitations on incurrence of debt and debt service coverage. The Unsecured Line of Credit contains certain covenants including limitations on incurrence of debt and debt service coverage. Under the Unsecured Line of Credit, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement. We believe that the Operating Partnership and the Company were in compliance with all covenants relating to senior unsecured debt and the Unsecured Line of Credit as of June 30, 2009. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our noteholders or lenders in a manner that could impose and cause us to incur material costs.

Fair Value

At June 30, 2009 and December 31, 2008, the fair value of our mortgage loans payable, senior unsecured debt and Unsecured Line of Credit were as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Mortgage Loans Payable, Net	$224,351	$222,194	$77,396	$75,817
Senior Unsecured Debt, Net	1,373,010	934,126	1,511,955	1,033,283
Unsecured Line of Credit	490,516	436,478	443,284	400,849

Total	$2,087,877	$1,592,798	$2,032,635	$1,509,949

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

Shares of Common Stock:

During the six months ended June 30, 2009, 273,274 limited partnership interests in the Operating Partnership (“Units”) were converted into an equivalent number of shares of common stock, resulting in a reclassification of $5,796 of noncontrolling interest to First Industrial Realty Trust Inc.’s Stockholders’ Equity.

The following table summarizes the changes in Total Equity:

		First
		Industrial
		Realty Trust,
		Inc.
		Common	Noncontrolling
	Total	Stockholders	Interest

Total Equity, December 31, 2008 (As Adjusted)	$990,716	$868,599	$122,117
Net Loss	(16,337)	(13,430)	(2,907)
Other Comprehensive Loss	(818)	(1,044)	226

Comprehensive Loss	(17,155)	(14,474)	(2,681)

Common Stock	—	3	(3)
Additional Paid in Capital:
Amortization of Restricted Stock Awards	8,432	8,432	—
Conversion of Units to Common Stock	—	5,793	(5,793)
Reallocation of Noncontrolling Interest	—	36,151	(36,151)
Repurchase and Retirement of Restricted Stock Awards/Common Stock	(722)	(722)	—
Stock Offering Costs	(142)	(142)	—
Distributions in Excess of Accumulated Earnings:
Preferred Dividends	(9,681)	(9,681)	—

Total Equity, June 30, 2009	$971,448	$893,959	$77,489

Restricted Stock:

During the six months ended June 30, 2009, we awarded 35,145 shares of restricted common stock to certain directors. These restricted common stock shares had a fair value of approximately $149 on the date of issuance. The restricted common stock awarded to directors vests over a five year period. Compensation expense will be charged to earnings over the respective vesting period for the shares expected to vest.

During the six months ended June 30, 2009, we made a grant of 1,000,000 restricted stock units to our Chief Executive Officer. These restricted stock units had a fair value of approximately $6,014 on the date of issuance. Of these restricted stock units, a total of 600,000 (the “Service Awards”) vest in four equal installments on the first, second, third and fourth year anniversary of December 31, 2008, and a total of 400,000 (the “Performance Awards”) vest in four installments of up to 100,000 on the first, up to 200,000 on the second, up to 300,000 on the third and up to 400,000 on the fourth year anniversary of December 31, 2008, to the extent certain market conditions are met. The market conditions are met when certain stock price levels are achieved and maintained for certain time periods between the award issuance date and December 31, 2013. Both the Service Awards and Performance Awards require the Chief Executive Officer to be employed by the Company at the applicable vesting dates, subject to certain clauses in the award agreement. The Service Awards are amortized over the four year service period. The Performance Awards are amortized over the service period of each installment.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividend/Distributions:

The coupon rate of our Series F Preferred Stock resets every quarter beginning March 31, 2009 at 2.375% plus the greater of (i) the 30 year U.S. Treasury rate, (ii) the 10 year U.S. Treasury rate or (iii) 3-month LIBOR. On April 1, 2009, the new coupon rate was 5.975%. See Note 13 for additional derivative information related to the Series F Preferred Stock coupon rate reset.

The following table summarizes dividends/distributions accrued during the six months ended June 30, 2009.

	Six Months Ended
	June 30, 2009
	Dividend/
	Distribution	Total
	per Share	Dividend

Series F Preferred Stock	$3,052.75	$1,526
Series G Preferred Stock	$3,618.00	$905
Series J Preferred Stock	$9,062.60	$5,438
Series K Preferred Stock	$9,062.60	$1,812

7.	Acquisition of Real Estate

During the six months ended June 30, 2008, we acquired 18 industrial properties comprising approximately 2.2 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $179,597, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.

During the six months ended June 30, 2009, we acquired one land parcel. The purchase price of the land parcel was approximately $208, excluding costs incurred in conjunction with the acquisition of the land parcel.

Intangible Assets Subject to Amortization in the Period of Acquisition

The fair value of in-place leases, above market leases, tenant relationships and below market leases recorded due to real estate properties acquired for the six months ended June 30, 2009 and June 30, 2008 is as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2008

In-Place Leases	$—	$8,906
Above Market Leases	$—	$61
Tenant Relationships	$—	$5,242
Below Market Leases	$—	$(2,052)

The weighted average life in months of in-place leases, above market leases, tenant relationships and below market leases recorded as a result of the real estate properties acquired for the six months ended June 30, 2009 and June 30, 2008 is as follows:

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008

In-Place Leases	N/A	41
Above Market Leases	N/A	43
Tenant Relationships	N/A	92
Below Market Leases	N/A	31

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Sale of Real Estate, Real Estate Held for Sale and Discontinued Operations

During the six months ended June 30, 2009, we sold six industrial properties comprising approximately 1.0 million square feet of GLA and one land parcel. Gross proceeds from the sales of the six industrial properties and one land parcel were approximately $33,485. The gain on sale of real estate was approximately $8,780, of which $8,320 is shown in discontinued operations. The six sold industrial properties meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the six sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate for the one land parcel that does not meet the criteria to be included in discontinued operations is included in continuing operations.

At June 30, 2009, we had six industrial properties comprising approximately 0.6 million square feet of GLA held for sale. The results of operations of the six industrial properties held for sale at June 30, 2009 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

Income from discontinued operations, net of income taxes, for the six months ended June 30, 2008 reflects the results of operations of the six industrial properties that were sold during the six months ended June 30, 2009, the results of operations of 113 industrial properties that were sold during the year ended December 31, 2008, the results of operations of the six industrial properties identified as held for sale at June 30, 2009 and the gain on sale of real estate relating to 89 industrial properties that were sold during the six months ended June 30, 2008.

The following table discloses certain information regarding the industrial properties included in our discontinued operations for the three and six months ended June 30, 2009 and June 30, 2008:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Total Revenues	$829	$10,697	$2,435	$27,499
Property Expenses	(135)	(3,749)	(735)	(10,171)
Depreciation and Amortization	(239)	(2,299)	(824)	(6,436)
Gain on Sale of Real Estate	3,907	70,484	8,320	143,844
(Provision) Benefit for Income Taxes	(43)	(3,753)	64	(4,159)

Income from Discontinued Operations	$4,319	$71,380	$9,260	$150,577

At June 30, 2009 and December 31, 2008, we had notes receivables outstanding of approximately $46,311 and $37,512, respectively, which is included as a component of Prepaid Expenses and Other Assets, Net. At June 30, 2009 and December 31, 2008, the fair value of the notes receivables were $40,696 and $31,061, respectively. The fair values of our notes receivables were determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

		(As Adjusted)
	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008

Interest paid, net of capitalized interest	$56,914	$57,602

Capitalized interest	$281	$4,232

Supplemental schedule of noncash investing and financing activities:
Distribution payable on common stock/Units	$—	$36,420

Distribution payable on preferred stock	$452	$1,232

Exchange of Units for common stock:
Noncontrolling interest	$(5,796)	$(3,732)
Common stock	3	2
Additional paid-in-capital	5,793	3,730

	$—	$—

In conjunction with the property and land acquisitions, the following liabilities were assumed:
Accounts payable and accrued expenses	$—	$(291)

Mortgage debt	$—	$(4,353)

Write-off of fully depreciated assets	$(27,738)	$(34,285)

In conjunction with certain property sales, we provided seller financing:
Mortgage notes receivable	$11,620	$56,161

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings Per Share (“EPS”)

The computation of basic and diluted EPS is presented below:

		(As Adjusted)		(As Adjusted)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Numerator:
Loss from Continuing Operations	$(8,130)	$(23,056)	$(26,028)	$(48,035)
Noncontrolling Interest Allocable to Continuing Operations	1,400	3,511	3,994	7,307

Loss from Continuing Operations, Net of Noncontrolling Interest and Income Tax Benefit	(6,730)	(19,545)	(22,034)	(40,728)
Gain on Sale of Real Estate	—	4,337	460	12,009
Income Tax Provision Allocable to Gain on Sale of Real Estate	—	(1,104)	(29)	(2,696)
Noncontrolling Interest Allocable to Gain on Sale of Real Estate	—	(402)	(48)	(1,173)
Preferred Stock Dividends	(4,824)	(4,857)	(9,681)	(9,714)

Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(11,554)	$(21,571)	$(31,332)	$(42,302)

Income from Discontinued Operations	$4,362	$75,133	$9,196	$154,736
Income Tax (Provision) Benefit Allocable to Discontinued Operations	(43)	(3,753)	64	(4,159)
Noncontrolling Interest Allocable to Discontinued Operations	(475)	(8,873)	(1,039)	(18,973)
Discontinued Operations Allocable to Participating Securities
	—	(1,087)	—	(2,124)

Discontinued Operations Attributable to First Industrial Realty Trust, Inc.	$3,844	$61,420	$8,221	$129,480

Net (Loss) Income Available	$(7,710)	$40,936	$(23,111)	$89,302
Net Income Allocable to Participating Securities	—	(1,087)	—	(2,124)

Net (Loss) Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(7,710)	$39,849	$(23,111)	$87,178

Denominator:
Weighted Average Shares — Basic and Diluted	44,438,726	43,128,316	44,293,750	43,056,114

Basic and Diluted EPS:
Loss from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.26)	$(0.50)	$(0.71)	$(0.98)

Discontinued Operations Attributable to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.09	$1.42	$0.19	$3.01

Net (Loss) Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$(0.17)	$0.92	$(0.52)	$2.02

Participating securities included unvested restricted stock/units outstanding during the respective period that participate in non-forfeitable dividends of the Company. In accordance with the newly issued guidance regarding participating securities, $1,087 and $2,124 of income was allocated to participating securities for purposes of the EPS computation based on their proportionate share of net income for the three and six months ended June 30, 2008,

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Participating security holders are not obligated to share in losses, therefore, none of the loss was allocated to participating securities for the three months or the six months ended June 30, 2009.

The number of weighted average shares — diluted is the same as the number of weighted average shares — basic for the three and six months ended June 30, 2009 and June 30, 2008 as the dilutive effect of stock options and restricted units (that are not participating securities) was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to First Industrial Realty Trust, Inc’s common stockholders. If the loss from continuing operations available to First Industrial Realty Trust, Inc’s common stockholders had been income, the dilutive effect of stock options and restricted units (that are not participating securities) would have been 0 and 0, respectively, for the three and six months ended June 30, 2009, 2,718 and 0, respectively, for the three months ended June 30, 2008, and 5,147 and 0, respectively, for the six months ended June 30, 2008.

Unvested restricted units (that are not participating securities) aggregating 1,000,000 for the three and six months ended June 30, 2009 were antidilutive as the issue price of these units was higher than the Company’s average stock price during the respective periods and accordingly, was excluded from dilution computations. There were no restricted units (that are not participating securities) outstanding in 2008.

Additionally, options to purchase common stock of 141,034 for the three and six months ended June 30, 2009 and 183,000 and 163,000 for the three and six months ended June 30, 2008, respectively, were antidilutive as the strike price of these stock options was higher than the Company’s average stock price during the respective periods and accordingly was excluded from dilution computations.

The 2011 Exchangeable Notes issued during 2006, which are convertible into common shares of the Company at a price of $50.93, were not included in the computation of diluted EPS as our average stock price did not exceed the strike price of the conversion feature.

11.	Restructuring Costs

During the first quarter of 2009, the Board of Directors committed the Company to a plan to further reduce organizational and overhead costs. For the three and six months ended June 30, 2009, we recorded as restructuring costs a pre-tax charge of $72 and $4,816, respectively, to provide for employee severance and benefits ($49 and $4,081, respectively), costs associated with the termination of certain office leases ($91 and $419, respectively) and other costs ($(68) and $316, respectively) associated with implementing the restructuring plan. Included in employee severance costs is $0 and $2,759, respectively, of non-cash costs which represents the accelerated recognition of restricted stock expense for certain employees for the three and six months ended June 30, 2009. At June 30, 2009, we have $1,615 included in Accounts Payable, Accrued Expenses and Other Liabilities, Net related to severance obligations, remaining lease payments and other costs incurred but not yet paid.

12.	Stock Based Compensation

We recognized $2,625 and $4,724 for the three months ended June 30, 2009 and June 30, 2008, respectively, and $8,047 and $8,184 for the six months ended June 30, 2009 and June 30, 2008, respectively, in compensation expense related to restricted stock/unit awards, of which $0 and $396, respectively, was capitalized for the three months ended June 30, 2009 and June 30, 2008, and $45 and $771, respectively, was capitalized for the six months ended June 30, 2009 and June 30, 2008, in connection with development activities. At June 30, 2009, we have $13,842 in unrecognized compensation related to unvested restricted stock/unit awards. The weighted average period that the unrecognized compensation is expected to be recognized is 1.24 years. We did not award options to our employees or our directors during the six months ended June 30, 2009 and June 30, 2008 and all outstanding options are fully vested; therefore, no stock-based employee compensation expense related to options is included in Net (Loss) Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities.

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

At June 30, 2009, the fair value of the stock appreciation rights was determined using the Black-Scholes option pricing model with the following assumptions:

June 30,
2009

Stock price	$4.35
Exercise price	$7.94
Expected dividend yield	0.0%
Expected stock volatility	171.0%
Risk-free interest rate	0.45%
Expected life (years)	0.31
Value	$0.84

For the three and six months ended June 30, 2009, we recognized compensation expense of $44 and $(134), respectively, based on the fair value of the SARs.

During the six months ended June 30, 2009, we made a grant of 1,000,000 restricted stock units to our Chief Executive Officer (see Note 6).

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

In January 2008, we entered into two forward starting swaps each with a notional value of $59,750, which fixed the interest rate on forecasted debt offerings. We designated both swaps as cash flow hedges. The rates on the forecasted debt issuances underlying the swaps locked on March 20, 2009 (the “Forward Starting Agreement 1”) and on April 6, 2009 (the “Forward Starting Agreement 2”), and as such, the swaps ceased to qualify for hedge accounting. On March 20, 2009, the fair value of Forward Starting Agreement 1 was a liability of $4,442 and on April 6, 2009, the fair value of Forward Starting Agreement 2 was a liability of $4,023. These amounts are included in Other Comprehensive Income (“OCI”) and will be amortized over five years, which is the life of the Forward Starting Agreement 1 and Forward Starting Agreement 2, as an increase to interest expense. On May 8, 2009, we settled the Forward Starting Agreement 1 and paid the counterparty $4,105 and on June 3, 2009 we settled the Forward Starting Agreement 2 and paid the counterparty $3,386. The change in value of Forward Starting Agreement 1 and Forward Starting Agreement 2 from the respective day the interest rate on the underlying debt was locked until settlement is $1,358 and $974 for the three and six months ended June 30, 2009, respectively, and is included in Mark-to-Market Gain on Interest Rate Protection Agreements in the statement of operations.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in OCI and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we will amortize approximately $1,965 into net income by increasing interest expense for the Forward Starting Agreement 1 and Forward Starting Agreement 2 and similar interest rate protection agreements we settled in previous periods.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2009, we also have an interest rate swap agreement with a notional value of $50,000 which fixed the LIBOR rate on a portion of our outstanding borrowings on our Unsecured Line of Credit at 2.4150% (the “Interest Rate Swap Agreement”). Monthly payments or receipts are treated as a component of interest expense. We designated the Interest Rate Swap Agreement as a cash flow hedge. We anticipate, based on ongoing evaluation of effectiveness, that the Interest Rate Swap Agreement will continue to be highly effective, and, as a result, the change in the fair value is shown in OCI.

The coupon rate of our Series F Preferred Stock resets every quarter beginning March 31, 2009 at 2.375% plus the greater of (i) the 30 year U.S. Treasury rate, (ii) the 10 year U.S. Treasury rate or (iii) 3-month LIBOR. On April 1, 2009, the new coupon rate was 5.975% (see Note 6). In October 2008, we entered into an interest rate swap agreement with a notional value of $50,000 to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate of our Series F Preferred Stock (the “Series F Agreement”). This Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. Accounting guidance for derivatives does not permit hedge accounting treatment related to equity instruments and therefore the mark to market gains or losses related to this agreement are recorded in the statement of operations. Quarterly payments or receipts are treated as a component of the mark to market gains or losses.

The following is a summary of the terms of the forward starting swaps and the interest rate swaps and their fair values, which are included in Accounts Payable, Accrued Expenses and Other Liabilities, Net on the accompanying consolidated balance sheet as of June 30, 2009:

					Fair Value As of	Fair Value As of
	Notional		Trade	Maturity	June 30,	December 31,
Hedge Product	Amount	Strike	Date	Date	2009	2008

Derivatives designated as hedging instruments:
Forward-Starting Agreement 1	$59,750	4.0725%	January 2008	May 15, 2014	$—	$(3,429)
Forward-Starting Agreement 2	59,750	4.0770%	January 2008	May 15, 2014	—	(3,452)
Interest Rate Swap Agreement	50,000	2.4150%	March 2008	April 1, 2010	(682)	(858)

Total derivatives designated as hedging instruments:	$169,500				$(682)	$(7,739)
Derivatives not designated as hedging instruments:
Series F Agreement*	50,000	5.2175%	October 2008	October 1, 2013	(427)	(3,073)

Total Derivatives	$219,500			Total	$(1,109)	$(10,812)

*	* Fair value excludes quarterly settlement payment due on Series F Agreement. For the three months ended June 30, 2009, the quarterly payable was $204.

The following is a summary of the impact of the derivatives in cash flow hedging relationships on the statement of operations and the statement of OCI for the three and six months ended June 30, 2009 and June 30, 2008.

		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,	June 30,
Interest Rate Products*	Location on Statement	2009	2008	2009	2008

Income Recognized in OCI (Effective Portion)	Mark-to-Market on Interest Rate Protection Agreements (OCI)	$845	$4,845	$(1,408)	$3,410
Amortization Reclassified from OCI into Income	Interest Expense	$(38)	$191	$168	$378
Gain Recognized in Income (Unhedged Position)	Mark-to-Market Gain on Interest Rate Protection Agreements	$1,358	$—	$974	$—

*	Includes Forward Starting Agreement 1, Forward Starting Agreement 2, Interest Rate Swap Agreement and interest rate protection agreements settled in previous periods.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally as of June 30, 2009, two of the Joint Ventures have interest rate protection agreements outstanding which effectively convert floating rate debt to fixed rate debt on a portion of their total variable debt. The hedge relationships are considered highly effective and as such, for the three and six months ended June 30, 2009, we recorded $550 and $613 in unrealized gain, respectively, representing our 10% share, offset by $216 and $241 of income tax provision, respectively, which is shown in Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax, in OCI. For the three and six months ended June 30, 2008, we recorded $873 and $207 in unrealized gain, respectively, representing our 10% share, offset by $343 and $84 of income tax provision, respectively, which is shown in Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax, in OCI.

Our agreements with our derivative counterparties contain provisions where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations subject to certain thresholds.

We adopted the fair value measurement provisions as of January 1, 2008, for financial instruments recorded at fair value. The new guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table sets forth our financial liabilities that are accounted for at fair value on a recurring basis as of June 30, 2009:

		Fair Value Measurements at
		June 30, 2009 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Interest Rate Swap Agreement	$682	—	$682	—
Series F Agreement	$631	—	—	$631

The valuation of the Interest Rate Swap Agreement is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument. This analysis reflects the contractual terms of the agreement, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. In adjusting the fair value of the interest rate protection agreement for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements. To comply with the provisions of fair value measurement, we incorporated a credit valuation adjustment (“CVA”) to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. However, assessing significance of inputs is a matter of judgment that should consider a variety of factors. One factor we consider is the CVA and its materiality to the overall valuation of the derivatives on the balance sheet and to their related changes in fair value. We believe the inputs obtained related to our CVAs are observable and therefore fall under Level 2 of the fair value hierarchy. Accordingly, the liabilities related to the Interest Rate Swap Agreement are classified as Level 2 amounts.

The valuation of the Series F Agreement utilizes the same valuation technique as the Interest Rate Swap Agreement, however, we consider the Series F Agreement to be classified as Level 3 in the fair value hierarchy due to a significant number of unobservable inputs. The Series F Agreement swaps a fixed rate 5.2175% for floating rate payments based on the 30-year Treasury. No market observable prices exist for long-dated Treasuries past 30 years. Therefore, we have classified the Series F Agreement in its entirety as a Level 3.

FIRST INDUSTRIAL REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of our liabilities classified as Level 3 at June 30, 2009:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Derivatives

Beginning liability balance at December 31, 2008	$(3,073)
Total unrealized gains:
Mark-to-Market Gain on Series F Agreement	2,442

Ending liability balance at June 30, 2009	$(631)

14.	Commitments and Contingencies

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

At December 31, 2008 our investment in the 2005 Development/Repositioning Joint Venture was $0. This investment balance was written down to $0 due to impairment losses we recorded in the year ended December 31, 2008. At June 30, 2009 our investment in the 2005 Development/Repositioning Joint Venture is $(1,868) and is included within Accounts Payable, Accrued Expenses and Other Liabilities, Net due to our current commitment to fund operations to this venture.

At June 30, 2009, we had 17 letters of credit outstanding in the aggregate amount of $7,750. These letters of credit expire between August 2009 and September 2010.

15.	Subsequent Events

Subsequent events have been evaluated and disclosed herein relating to events that have occurred from July 1, 2009 through the filing date of this Quarterly Report on Form 10-Q, August 7, 2009.

From July 1, 2009 to August 7, 2009, we sold three industrial properties and one land parcel for approximately $11,173 of gross proceeds. There were no industrial properties acquired during this period.

Subsequent to July 1, 2009, we repurchased and retired an aggregate $56.5 million of our senior unsecured debt at a weighted average repurchase price of 76.494% of par. In connection with the partial retirements, we will recognize approximately $12.1 million as gain on early retirement of debt.

On July 13, 2009, the Compensation Committee of the Board of Directors approved a grant of up to 550,000 restricted stock units (“Restricted Awards”) and up to $900 in cash (“Cash Awards”) to certain members of management. The Restricted Awards will vest in four installments on the first, second, third and fourth year anniversary of June 30, 2009, to the extent certain service periods and market conditions are both met. The market conditions are met when certain stock price levels are achieved and maintained for certain time periods between the award issuance date and June 30, 2013. The Restricted Awards will be amortized over the greater of the service period or the expected time to meet the market conditions. The Cash Awards vest on July 30, 2010 and will be amortized on a straight-line basis over the service period. The Restricted Awards and Cash Awards require the member of management to be employed by the Company at the applicable vesting dates, subject to certain clauses in the award agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “seek.” “target,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have an adverse effect on our operations and future prospects include, but are not limited to, changes in: national, international (including trade volume growth), regional and local economic conditions generally and real estate markets specifically, legislation/regulation (including changes to laws governing the taxation of real estate investment trusts), our ability to qualify and maintain our status as a real estate investment trust, availability and attractiveness of financing (including both public and private capital) to us and to our potential counterparties, availability and attractiveness of terms of additional debt repurchases, interest rate levels, our ability to maintain our current credit agency ratings, competition, supply and demand for industrial properties (including land, the supply and demand for which is inherently more volatile than other types of industrial property) in the Company’s current and proposed market areas, difficulties in consummating acquisitions and dispositions, risks related to our investments in properties through joint ventures, potential environmental liabilities, slippage in development or lease-up schedules, tenant credit risks, higher-than-expected costs, changes in general accounting principles, policies and guidelines applicable to real estate investment trusts, risks related to doing business internationally (including foreign currency exchange risks and risks related to integrating international properties and operations) and those additional factors described under the heading “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”), in the Company’s subsequent quarterly reports on Form 10-Q, and in Item 1A, “Risk Factors,” in this quarterly report. We caution you not to place undue reliance on forward looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements. Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to First Industrial Realty Trust, Inc., First Industrial, L.P. and their controlled subsidiaries. We refer to our operating partnership, First Industrial, L.P., as the “Operating Partnership,” and our taxable REIT subsidiary, First Industrial Investment, Inc., as the “TRS.”

GENERAL

The Company was organized in the state of Maryland on August 10, 1993. We are a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”).

We began operations on July 1, 1994. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner with an approximate 89.0% and 87.6% ownership interest at June 30, 2009 and June 30, 2008, respectively, and through the TRS, of which the Operating Partnership is the sole stockholder. We also conduct operations through other partnerships, corporations, and limited liability companies, the operating data of which, together with that of the Operating Partnership and the TRS, are consolidated with that of the Company, as presented herein. Noncontrolling interest at June 30, 2009 and June 30, 2008 of approximately 11.0% and 12.4%, respectively, represents the aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

We also own noncontrolling equity interests in, and provide services to, seven joint ventures whose purpose is to invest in industrial properties (the “2003 Net Lease Joint Venture,” the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co-Investment Program” the “2006 Land/Development Joint Venture.”, the “2007 Canada Joint Venture” and the “2007 Europe Joint Venture,” together the “Joint Ventures”). The Joint Ventures are accounted for under the equity method of accounting. The 2007 Europe Joint Venture does not own any properties.

The operating data of the Joint Ventures is not consolidated with that of the Company as presented herein.

As of June 30, 2009, we owned 792 industrial properties (inclusive of developments in process) located in 28 states in the United States and one province in Canada, containing an aggregate of approximately 70.0 million square feet of gross leaseable area (“GLA”).

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

We also generate income from the sale of our properties and our Joint Ventures’ properties (including existing buildings, buildings which we or our Joint Ventures have developed or re-developed on a merchant basis and land). The Company itself and through our various Joint Ventures is continually engaged in, and our income growth is dependent in part on, systematically redeploying capital from properties and other assets with lower yield potential into properties and other assets with higher yield potential. As part of that process, we and our Joint Ventures sell, on an ongoing basis, select properties or land. The gain/loss on, and fees from, the sale of such properties are included in our income and are a significant source of funds, in addition to revenues generated from rental income and tenant recoveries, for our distributions. Also, a significant portion of our proceeds from such sales is used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of our properties and our Joint Ventures’ properties. Further, our ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If we and our Joint Ventures were unable to sell properties on favorable terms, our income growth would be limited and our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock would be adversely affected.

We utilize a portion of the net sales proceeds from property sales, borrowings under our unsecured line of credit (the “Unsecured Line of Credit”) and proceeds from the issuance, when and as warranted, of additional debt and equity securities to finance future acquisitions and developments, refinance debt and to fund our equity commitments to our Joint Ventures. Access to external capital on favorable terms plays a key role in our financial condition and results of operations, as it impacts our cost of capital and our ability and cost to refinance existing indebtedness as it matures and to fund acquisitions, developments and contributions to our Joint Ventures or through the issuance, when and as warranted, of additional equity securities. Our ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on our capital stock and debt, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of our capital stock. If we were unable to access external capital on favorable terms, our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our common stock would be adversely affected.

Current Business Risks and Uncertainties

The real estate markets have been significantly impacted by recent events in the global capital markets. The current recession has resulted in downward pressure on our net operating income and has impaired our ability to sell properties.

Our Unsecured Line of Credit and the indentures under which our senior unsecured indebtedness is, or may be, issued contain certain financial covenants, including, among other things, coverage ratios and limitations on our ability to incur total indebtedness and secured and unsecured indebtedness. Consistent with our prior practice, we will, in the future, continue to interpret and certify our performance under these covenants in a good faith manner that we deem reasonable and appropriate. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders in a manner that could impose and cause us to incur material costs. Any violation of these covenants would subject us to higher finance costs and fees, or accelerated maturities. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. Under the Unsecured Line of Credit, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement.

We believe that we were in compliance with our financial covenants as of June 30, 2009, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2009. However, our ability to meet our financial covenants may be reduced if economic and credit market conditions limit our property sales and reduce our net operating income below our projections. We plan to enhance our liquidity through a combination of capital retention, mortgage financing and asset sales.

•	Capital Retention — We plan to retain capital by distributing the minimum amount of dividends required to maintain our REIT status. We did not pay a common dividend in April 2009 or July 2009 and may not pay dividends in future quarters in 2009 depending on our taxable income. If we are required to pay common stock dividends in 2009, we may elect to satisfy this obligation by distributing a combination of cash and common shares.

•	Mortgage Financing — During the three months ended June 30, 2009, we paid off and retired our 2009 Notes in the principal amount of $125.0 million and our secured mortgage debt maturing in July 2009 in the amount of $5.0 million. We used funds obtained via three mortgage financings that closed during the three months ended June 30, 2009 to pay off the debt maturities (see Note 5 to the Consolidated Financial Statements). These mortgage financings comply with all covenants contained in our Unsecured Line of Credit and our senior debt securities, including coverage ratios and total indebtedness, total unsecured indebtedness and total secured indebtedness limitations. We are in active discussions with various lenders regarding the origination of additional mortgage financing and the terms and conditions thereof. No assurances can be made that additional secured financing will be obtained.

•	Asset Sales — We sold six industrial properties and one land parcel during the six months ended June 30, 2009. We are in various stages of discussions with third parties for the sale of additional properties for the remainder of 2009 and plan to continue to market other properties for sale throughout 2009. If we are unable to sell properties on an advantageous basis, this may impair our liquidity and our ability to meet our financial covenants.

In addition, we repurchased $15.7 million of our 2012 Notes during the six months ended June 30, 2009 (see Note 5 to the Consolidated Financial Statements) and $56.5 million of senior unsecured debt from July 1, 2009 to August 7, 2009 (see Note 15 to the Consolidated Financial Statements) at a substantial discount to the principal amount of the notes. We may from time to time repurchase or redeem additional amounts of our outstanding securities. Any repurchases or redemptions would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repurchases or redemptions may materially impact our liquidity, future tax liability and results of operations.

Although we believe we will be successful in meeting our liquidity needs through a combination of capital retention, mortgage financing and asset sales, if we were to be unsuccessful in executing one or more of the strategies outlined above, we could be materially adversely affected.

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008

Our net (loss) income available to First Industrial Realty Trust, Inc.’s common stockholders and participating securities was $(23.1) million and $89.3 million for the six months ended June 30, 2009 and June 30, 2008, respectively. Basic and diluted net (loss) income available to First Industrial Realty Trust, Inc.’s common stockholders were $(0.52) per share and $2.02 per share for the six months ended June 30, 2009, and June 30, 2008, respectively.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the six months ended June 30, 2009 and June 30, 2008. Same store properties are properties owned prior to January 1, 2008 and held as an operating property through June 30, 2009 and developments and redevelopments that were placed in service prior to January 1, 2008 or were substantially completed for 12 months prior to January 1, 2008. Properties which are at least 75% occupied at acquisition are placed in service. All other properties are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development completion. Acquired properties are properties that were acquired subsequent to December 31, 2007 and held as an operating property through June 30, 2009. Sold properties are properties that were sold subsequent to December 31, 2007. (Re)Developments and land are land parcels and developments and redevelopments that were not a) substantially complete 12 months prior to January 1, 2008 or b) placed in service prior to January 1, 2008. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with the TRS acting as general contractor or development manager to construct industrial properties and also includes revenues and expenses related to the development and sale of properties built for third parties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the six months ended June 30, 2009 and June 30, 2008, the occupancy rates of our same store properties were 85.7% and 88.9%, respectively.

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$150,761	$162,580	$(11,819)	(7.3)%
Acquired Properties	14,118	3,741	10,377	277.4%
Sold Properties	1,041	25,870	(24,829)	(96.0)%
(Re)Developments and Land, Not Included Above	11,535	4,537	6,998	154.2%
Other	8,809	14,721	(5,912)	(40.2)%

	$186,264	$211,449	$(25,185)	(11.9)%
Discontinued Operations	(2,435)	(27,499)	25,064	(91.1)%

Subtotal Revenues	$183,829	$183,950	$(121)	(0.1)%

Construction Revenues	36,749	56,398	(19,649)	(34.8)%

Total Revenues	$220,578	$240,348	$(19,770)	(8.2)%

Revenues from same store properties decreased $11.8 million due primarily to a decrease in occupancy, a decrease in tenant recoveries and a decrease of $1.6 million in lease termination fees. Revenues from acquired properties increased $10.4 million due to the 26 industrial properties acquired subsequent to December 31, 2007 totaling approximately 3.1 million square feet of GLA, as well as acquisitions of land parcels in September and

October 2008 for which we receive ground rents. Revenues from sold properties decreased $24.8 million due to the 120 industrial properties sold subsequent to December 31, 2007 totaling approximately 10.2 million square feet of GLA. Revenues from (re)developments and land increased $7.0 million primarily due to an increase in occupancy. Other revenues decreased $5.9 million due primarily to a decrease in fees earned from our Joint Ventures and a decrease in fees earned related to us assigning our interest in certain purchase contracts to third parties for consideration. Construction revenues decreased $19.6 million primarily due to the substantial completion of certain development projects for which we were acting in the capacity of development manager, offset by a development project that commenced in August 2008 for which we are acting in the capacity of development manager.

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008	$ Change	% Change
	($ in 000’s)

PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$49,762	$52,600	$(2,838)	(5.4)%
Acquired Properties	2,895	800	2,095	261.9%
Sold Properties	417	8,993	(8,576)	(95.4)%
(Re)Developments and Land, Not Included Above	4,961	3,387	1,574	46.5%
Other	7,086	8,080	(994)	(12.3)%

	$65,121	$73,860	$(8,739)	(11.8)%
Discontinued Operations	(735)	(10,171)	9,436	(92.8)%

Total Property Expenses	$64,386	$63,689	$697	1.1%

Construction Expenses	35,672	54,733	(19,061)	(34.8)%

Total Property and Construction Expenses	$100,058	$118,422	$(18,364)	(15.5)%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $2.8 million due primarily to a decrease in repairs and maintenance expense and real estate tax expense. Property expenses from acquired properties increased $2.1 million due to properties acquired subsequent to December 31, 2007. Property expenses from sold properties decreased $8.6 million due to properties sold subsequent to December 31, 2007. Property expenses from (re)developments and land increased $1.6 million due to an increase in the substantial completion of developments. Expenses are no longer capitalized to the basis of a property once the development is substantially complete. The $1.0 million decrease in other expense is primarily attributable to a decrease in compensation resulting from a decrease in employee headcount as well as a decrease in incentive compensation expense. Construction expenses decreased $19.1 million primarily due to the substantial completion of certain development projects for which we were acting in the capacity of development manager, offset by a development project that commenced in August 2008 for which we are acting in the capacity of development manager.

General and administrative expense decreased $24.5 million, or 53.0%, due primarily to a decrease in compensation resulting from a decrease in employee headcount and a decrease in incentive compensation, as well as a decrease in marketing, travel and entertainment and professional services expenses.

During the first quarter of 2009, the Board of Directors committed the Company to a plan to further reduce organizational and overhead costs. For the six months ended June 30, 2009, we incurred $4.8 million in restructuring charges related to employee severance and benefits ($4.1 million), costs associated with the termination of certain office leases ($0.4 million) and other costs ($0.3 million) associated with implementing the restructuring plan. Due to the timing of certain related expenses, we expect to record a total of approximately $0.8 million of additional restructuring charges in subsequent quarters. We also anticipate a reduction of general and administrative expense in the remainder of 2009 compared to 2008 as a result of the employee terminations and office closings that have been a part of our restructuring plan.

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008	$ Change	% Change
	($ in 000’s)

DEPRECIATION and OTHER AMORTIZATION
Same Store Properties	$62,852	$73,764	$(10,912)	(14.8)%
Acquired Properties	6,921	2,898	4,023	138.8%
Sold Properties	226	5,963	(5,737)	(96.2)%
(Re)Developments and Land, Not Included Above and Other	5,398	3,522	1,876	53.3%
Corporate Furniture, Fixtures and Equipment	1,143	974	169	17.4%

	$76,540	$87,121	$(10,581)	(12.1)%
Discontinued Operations	(824)	(6,436)	5,612	(87.2)%

Total Depreciation and Other Amortization	$75,716	$80,685	$(4,969)	(6.2)%

Depreciation and other amortization for same store properties decreased $10.9 million due primarily to accelerated depreciation and amortization taken during the six months ended June 30, 2008 attributable to certain tenants who terminated their lease early. Depreciation and other amortization from acquired properties increased $4.0 million due to properties acquired subsequent to December 31, 2007. Depreciation and other amortization from sold properties decreased $5.7 million due to properties sold subsequent to December 31, 2007. Depreciation and other amortization for (re)developments and land and other increased $1.9 million due primarily to an increase in the substantial completion of developments.

Interest income decreased $0.5 million, or 27.2%, primarily due to a decrease in the weighted average interest rate earned on our cash accounts during the six months ended June 30, 2009, as compared to the six months ended June 30, 2008.

Interest expense remained relatively unchanged.

Amortization of deferred financing costs remained relatively unchanged.

For the six months ended June 30, 2009, we recognized a $4.0 million gain from early retirement of debt due to the partial repurchase of two series of our senior unsecured debt. For the six months ended June 30, 2008, we recognized a $1.5 million gain from early retirement of debt due to the partial repurchase of two series of our senior unsecured debt.

In October 2008, we entered into an interest rate swap agreement (the “Series F Agreement”) to mitigate our exposure to floating interest rates related to the coupon reset of the Company’s Series F Preferred Stock. The Series F Agreement has a notional value of $50.0 million and is effective from April 1, 2009 through October 1, 2013. The Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. We recorded $2.6 million in mark to market gain, offset by a $0.2 million quarterly payment, which is included in Mark-to-Market Gain on Interest Rate Protection Agreements for the six months ended June 30, 2009.

In January 2008, we entered into two forward starting swaps each with a notional value of $59.8 million, which fixed the interest rate on forecasted debt offerings. We designated both swaps as cash flow hedges. The rates on the forecasted debt issuances underlying the swaps locked on March 20, 2009 (the “Forward Starting Agreement 1”) and on April 6, 2009 (the “Forward Starting Agreement 2”), and as such, the swaps ceased to qualify for hedge accounting. The change in value of Forward Starting Agreement 1 and Forward Starting Agreement 2 from the respective day the interest rate on the underlying debt locked until settlement is $1.0 million and is included in Mark-to-Market Gain on Interest Rate Protection Agreements for the six months ended June 30, 2009.

Equity in income of Joint Ventures decreased approximately $5.0 million, or 76.0%, due primarily to a decrease in our economic share of gains and earn-outs on property sales as a result of a decline in property sales from the 2005 Development/Repositioning Joint Venture during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

The income tax benefit (included in continuing operations, discontinued operations and gain on sale) increased $5.5 million, or 540.8%, due primarily to a decrease in gain on sale of real estate, a decrease in our pro rata share of gain on sale of real estate from our Joint Ventures and restructuring charges taken during the six months ended June 30, 2009, substantially offset by a decrease in general and administrative expense within the TRS for the six months ended June 30, 2009.

The following table summarizes certain information regarding the industrial properties included in our discontinued operations for the six months ended June 30, 2009 and June 30, 2008:

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008
	($ in 000’s)

Total Revenues	$2,435	$27,499
Property Expenses	(735)	(10,171)
Depreciation and Amortization	(824)	(6,436)
Gain on Sale of Real Estate	8,320	143,844
Benefit (Provision) for Income Taxes	64	(4,159)

Income from Discontinued Operations	$9,260	$150,577

Income from discontinued operations, net of income taxes, for the six months ended June 30, 2009 reflects the results of operations and gain on sale of real estate relating to six industrial properties that were sold during the six months ended June 30, 2009 and the results of operations of six properties that were identified as held for sale at June 30, 2009.

Income from discontinued operations, net of income taxes, for the six months ended June 30, 2008 reflects the gain on sale of real estate relating to 89 industrial properties that were sold during the six months ended June 30, 2008 and reflects the results of operations of the 113 industrial properties that were sold during the year ended December 31, 2008, six industrial properties that were sold during the six months ended June 30, 2009, and six industrial properties identified as held for sale at June 30, 2009.

The $0.5 million gain on sale of real estate for the six months ended June 30, 2009, resulted from the sale of one land parcel that does not meet the criteria established by SFAS 144 for inclusion in discontinued operations. The $12.0 million gain on sale of real estate for the six months ended June 30, 2008, resulted from the sale of one industrial property and several land parcels that do not meet the criteria established by SFAS 144 for inclusion in discontinued operations.

Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008

Our net (loss) income available to First Industrial Realty Trust, Inc.’s common stockholders and participating securities was $(7.7) million and $40.9 million for the three months ended June 30, 2009 and June 30, 2008, respectively. Basic and diluted net (loss) income available to First Industrial Realty Trust, Inc.’s common stockholders were $(0.17) per share for the three months ended June 30, 2009 and $0.92 per share for the three months ended June 30, 2008.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended June 30, 2009 and June 30, 2008. Same store properties are properties owned prior to January 1, 2008 and held as an operating property through June 30, 2009 and developments and redevelopments that were placed in service prior to January 1, 2008 or were substantially completed for 12 months prior to January 1, 2008. Properties which are at least 75% occupied at acquisition are placed in service. All other properties are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development completion. Acquired properties are properties that were acquired subsequent to December 31, 2007 and held as an operating property through June 30, 2009. Sold properties are properties that were sold subsequent to December 31, 2007. (Re)Developments and land are land parcels and developments and redevelopments that were not a) substantially complete 12 months prior to January 1, 2008 or b) placed in service prior to January 1, 2008. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with the TRS acting as general contractor or development manager to construct industrial properties and also includes revenues and expenses related to the development and sale of properties built for third parties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the three months ended June 30, 2009 and June 30, 2008, the occupancy rates of our same store properties were 84.1% and 88.7%, respectively.

	Three Months	Three Months
	Ended	Ended
	June 30, 2009	June 30, 2008	$ Change	% Change
	($ in 000’s)

REVENUES
Same Store Properties	$73,489	$81,253	$(7,764)	(9.6)%
Acquired Properties	6,953	2,909	4,044	139.0%
Sold Properties	103	9,774	(9,671)	(98.9)%
(Re)Developments and Land, Not Included Above	5,706	2,506	3,200	127.7%
Other	4,298	8,574	(4,276)	(49.9)%

	$90,549	$105,016	$(14,467)	(13.8)%
Discontinued Operations	(829)	(10,697)	9,868	(92.3)%

Subtotal Revenues	$89,720	$94,319	$(4,599)	(4.9)%

Construction Revenues	18,318	33,444	(15,126)	(45.2)%

Total Revenues	$108,038	$127,763	$(19,725)	(15.4)%

Revenues from same store properties decreased $7.8 million due primarily to a decrease in occupancy and a decrease in tenant recoveries. Revenues from acquired properties increased $4.0 million due to the 26 industrial properties acquired subsequent to December 31, 2007 totaling approximately 3.1 million square feet of GLA, as well as acquisitions of land parcels in September and October 2008 for which we receive ground rents. Revenues from sold properties decreased $9.7 million due to the 120 industrial properties sold subsequent to December 31, 2007 totaling approximately 10.2 million square feet of GLA. Revenues from (re)developments and land increased $3.2 million primarily due to an increase in occupancy. Other revenues decreased $4.3 million due primarily to a decrease in fees earned related to us assigning our interest in certain purchase contracts to third parties for consideration and a decrease in fees earned from our Joint Ventures. Construction revenues decreased $15.1 million primarily due to the substantial completion of certain development projects for which we were acting in the capacity of development manager, offset by a development project that commenced in August 2008 for which we are acting in the capacity of development manager.

	Three Months	Three Months
	Ended	Ended
	June 30, 2009	June 30, 2008	$ Change	% Change
	($ in 000’s)

PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$22,767	$25,899	$(3,132)	(12.1)%
Acquired Properties	1,444	615	829	134.8%
Sold Properties	(29)	3,343	(3,372)	(100.9)%
(Re)Developments and Land, Not Included Above	2,370	1,847	523	28.3%
Other	4,463	3,796	667	17.6%

	$31,015	$35,500	$(4,485)	(12.6)%
Discontinued Operations	(135)	(3,749)	3,614	(96.4)%

Total Property Expenses	$30,880	$31,751	$(871)	(2.7)%

Construction Expenses	17,789	32,432	(14,643)	(45.1)%

Total Property and Construction Expenses	$48,669	$64,183	$(15,514)	(24.2)%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $3.1 million primarily due to a decrease in real estate tax expense and repairs and maintenance expense. Property expenses from acquired properties increased $0.8 million due to properties acquired subsequent to December 31, 2007. Property expenses from sold properties decreased $3.4 million due to properties sold subsequent to December 31, 2007. Property expenses from (re)developments and land increased $0.5 million due to an increase in the substantial completion of developments. Expenses are no longer capitalized to the basis of a property once the development is substantially complete. The $0.7 million increase in other expense is primarily attributable to an increase in bad debt expense. Construction expenses decreased $14.6 million primarily due to the substantial completion of certain development projects for which we were acting in the capacity of development manager, offset by a development project that commenced in August 2008 for which we are acting in the capacity of development manager.

General and administrative expense decreased $11.3 million, or 49.2%, due primarily to a decrease in compensation resulting from a decrease in employee headcount, as well as decrease in marketing and travel and entertainment expenses.

During the first quarter of 2009, the Board of Directors committed the Company to a plan to further reduce organizational and overhead costs. For the three months ended June 30, 2009, we incurred $0.1 million in restructuring charges primarily related to costs associated with the termination of certain office leases.

	Three Months	Three Months
	Ended	Ended
	June 30, 2009	June 30, 2008	$ Change	% Change
	($ in 000’s)

DEPRECIATION and OTHER AMORTIZATION
Same Store Properties	$30,534	$40,052	$(9,518)	(23.8)%
Acquired Properties	3,228	2,215	1,013	45.7%
Sold Properties	3	2,076	(2,073)	(99.9)%
(Re)Developments and Land, Not Included Above and Other	2,734	1,669	1,065	63.8%
Corporate Furniture, Fixtures and Equipment	546	513	33	6.4%

	$37,045	$46,525	$(9,480)	(20.4)%
Discontinued Operations	(239)	(2,299)	2,060	(89.6)%

Total Depreciation and Other Amortization	$36,806	$44,226	$(7,420)	(16.8)%

Depreciation and other amortization for same store properties decreased $9.5 million primarily due to accelerated depreciation and amortization taken during the three months ended June 30, 2008 attributable to certain tenants who terminated their lease early. Depreciation and other amortization from acquired properties increased $1.0 million due to properties acquired subsequent to December 31, 2007. Depreciation and other amortization from sold properties decreased $2.1 million due to properties sold subsequent to December 31, 2007. Depreciation and other amortization for (re)developments and land and other increased $1.1 million due primarily to an increase in the substantial completion of developments.

Interest income decreased $0.4 million, or 35.5%, primarily due to a decrease in the average mortgage loans receivable outstanding as well as a decrease in the weighted average interest rate earned on our cash accounts during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008.

Interest expense increased approximately $1.4 million, or 4.9%, primarily due to a decrease in capitalized interest for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 and an increase in the weighted average debt balance outstanding for the three months ended June 30, 2009 ($2,114.4 million), as compared to the three months ended June 30, 2008 ($2,032.7 million), partially offset by a decrease in the weighted average interest rate for the three months ended June 30, 2009 (5.58%), as compared to the three months ended June 30, 2008 (5.95%).

Amortization of deferred financing costs remained relatively unchanged.

For the three months ended June 30, 2009, we recognized a $4.0 million gain from early retirement of debt due to the partial repurchase of two series of our senior unsecured debt. For the three months ended June 30, 2008, we recognized a $1.5 million gain from early retirement of debt due to the partial repurchase of two series of our senior unsecured debt.

We recorded $1.1 million in mark to market gain, offset by a $0.2 million quarterly payment, on the Series F Agreement which is included in Mark-to-Market Gain on Interest Rate Protection Agreements in earnings for the three months ended June 30, 2009.

The change in value of Forward Starting Agreement 1 from April 1, 2009 until settlement and the change in value of Forward Starting Swap 2 from the day the interest rate on the underlying debt locked until settlement is $1.4 million and is included in Mark-to-Market Gain on Interest Rate Protection Agreements for the three months ended June 30, 2009.

Equity in income of Joint Ventures decreased approximately $1.7 million, or 52.5%, due primarily to a decrease in our economic share of gains and earn-outs on property sales as a result of a decline in property sales from the 2005 Development/Repositioning Joint Venture during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

The income tax benefit (included in continuing operations, discontinued operations and gain on sale) increased $4.1 million, or 268.5%, due primarily to a decrease in gain on sale of real estate, a decrease in fees earned related to us assigning our interest in certain purchase contracts to third parties for consideration and a decrease in fees earned from our Joint Ventures substantially offset by a decrease in general and administrative expense within the TRS for the three months ended June 30, 2009.

The following table summarizes certain information regarding the industrial properties included in our discontinued operations for the three months ended June 30, 2009 and June 30, 2008:

	Three Months	Three Months
	Ended	Ended
	June 30, 2009	June 30, 2008
	($ in 000’s)

Total Revenues	$829	$10,697
Property Expenses	(135)	(3,749)
Depreciation and Amortization	(239)	(2,299)
Gain on Sale of Real Estate	3,907	70,484
Provision for Income Taxes	(43)	(3,753)

Income from Discontinued Operations	$4,319	$71,380

Income from discontinued operations, net of income taxes, for the three months ended June 30, 2009 reflects the results of operations and gain on sale of real estate relating to three industrial properties that were sold during the three months ended June 30, 2009 and the results of operations of six properties that were identified as held for sale at June 30, 2009.

Income from discontinued operations, net of income taxes, for the three months ended June 30, 2008 reflects the gain on sale of real estate relating to 51 industrial properties that were sold during the three months ended June 30, 2008 and reflects the results of operations of the 113 industrial properties that were sold during the year ended December 31, 2008, three industrial properties that were sold during the three months ended June 30, 2009 and six industrial properties identified as held for sale at June 30, 2009.

The $4.3 million gain on sale of real estate for the three months ended June 30, 2008 resulted from the sale of one industrial property and several land parcels that do not meet the criteria established for inclusion in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, our cash was approximately $55.0 million.

We have considered our short-term (one year or less) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements and the minimum distributions required to maintain our REIT qualification under the Code. We anticipate that these needs will be met with cash flows provided from operating and investing activities, including the disposition of select assets. In addition, we plan to retain capital by distributing the minimum amount of dividends required to maintain our REIT status. We did not pay a common dividend in April 2009 or July 2009 and may not pay dividends in future quarters in 2009 depending on our taxable income. If we are required to pay common stock dividends in 2009, we may elect to satisfy this obligation by distributing a combination of cash and common shares.

We expect to meet long-term (greater than one year) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity securities.

At June 30, 2009, borrowings under our Unsecured Line of Credit bore interest at a weighted average interest rate of 1.339%. Our Unsecured Line of Credit currently bears interest at a floating rate of LIBOR plus 1.0% or the prime rate plus 0.15%, at our election. As of August 7, 2009, we had approximately $2.8 million available for additional borrowings under the Unsecured Line of Credit. Our Unsecured Line of Credit contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of June 30, 2009, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2009. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders in a manner that could impose and cause us to incur material costs. In addition, our ability to meet our financial covenants may be reduced if 2009 economic and credit market conditions limit our property sales and reduce our net operating income below our plan. Any violation of these covenants would subject us to higher finance costs and fees, or accelerated maturities. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default.

We currently have credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BB/Ba3/BB-, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing could increase and our ability to access certain financial markets may be limited.

Six Months Ended June 30, 2009

Net cash provided by operating activities of approximately $51.8 million for the six months ended June 30, 2009 was comprised primarily of the non-cash adjustments of approximately $67.5 million and distributions from Joint Ventures of $1.1 million, partially offset by the net loss before noncontrolling interest of approximately $16.3 million and the net change in operating assets and liabilities of approximately $0.5 million. The adjustments for the non-cash items of approximately $67.5 million are primarily comprised of depreciation and amortization of approximately $86.8 million and the provision for bad debt of approximately $2.0 million, partially offset by the gain on sale of real estate of approximately $8.8 million, the gain on the early retirement of debt of approximately $4.0 million, equity in income of joint ventures of approximately $1.6 million, mark to market gain related to the Series F Agreement and the Forward Starting Swap Agreement 1 and Forward Starting Agreement 2 of approximately $3.4 million and the effect of the straight-lining of rental income of approximately $3.5 million.

Net cash used in investing activities of approximately $21.3 million for the six months ended June 30, 2009 was comprised primarily of the development and acquisition of real estate, capital expenditures related to the improvement of existing real estate and contributions to, and investments in, our Joint Ventures, partially offset by the net proceeds from the sale of real estate, distributions from our Joint Ventures and the repayments on our mortgage loan receivables.

We invested approximately $2.7 million in, and received total distributions of approximately $6.9 million from, our Joint Ventures. As of June 30, 2009, our industrial real estate Joint Ventures owned 120 industrial properties comprising approximately 23.4 million square feet of GLA and several land parcels.

During the six months ended June 30, 2009, we sold six industrial properties comprising approximately 1.0 million square feet of GLA and one land parcel. Net proceeds from the sales of the six industrial properties and one land parcel were approximately $20.1 million.

Net cash provided by financing activities of approximately $21.3 million for the six months ended June 30, 2009 was derived primarily of proceeds from three new mortgage financings and borrowings on our Unsecured Line of Credit, offset by repayments on our unsecured notes and mortgage loans payable, payments of debt issuance costs, other costs from the origination of mortgages, common and preferred stock dividends and unit distributions, offering costs and the repurchase of restricted stock from our employees to pay for withholding taxes on the vesting of restricted stock.

During the six months ended June 30, 2009, we received proceeds from the origination of $154.2 million in mortgage financing. During the six months ended June 30, 2009, we paid off and retired the remaining $105.7 million outstanding 2009 Notes at their maturity. Prior to the payoff and retirement of the 2009 Notes, we repurchased and retired $19.3 million of our 2009 Notes for a purchase price of $19.1 million. Additionally, during the six months ended June 30, 2009, we repurchased and retired $15.7 million of our 2012 Notes at a purchase price of $11.9 million.

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

At June 30, 2009, approximately $1,647.4 million (approximately 78.9% of total debt at June 30, 2009) of our debt was fixed rate debt (including $50.0 million of borrowings under the Unsecured Line of Credit in which the interest rate was fixed via an interest rate protection agreement) and approximately $440.5 million (approximately 21.1% of total debt at June 30, 2009) was variable rate debt.

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

Based upon the amount of variable rate debt outstanding at June 30, 2009, a 10% increase or decrease in the interest rate on our variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $0.6 million per year. The foregoing calculation assumes an instantaneous increase or decrease in the rates applicable to the amount of borrowings outstanding under our Unsecured Line of Credit at June 30, 2009. One consequence of the recent turmoil in the capital markets has been sudden and dramatic changes in LIBOR, which could result in an increase to such rates. In addition, the calculation does not account for our option to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of June 30, 2009, we had one outstanding interest rate protection agreement with a notional amount of $50.0 million which fixes the interest rate on borrowings on our Unsecured Line of Credit and one outstanding interest rate protection agreement with a notional amount of $50.0 million which mitigates our exposure to floating interest rates related to the reset rate of our Series F Preferred Stock. See Note 13 to the consolidated financial statements.

Foreign Currency Exchange Rate Risk

Owning, operating and developing industrial property outside of the United States exposes us to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At June 30, 2009, we owned one property and two land parcels for which the U.S. dollar was not the functional currency. This property and the land parcels are located in Ontario, Canada and use the Canadian dollar as their functional currency. Additionally, the 2007 Canada Joint Venture owned two industrial properties and several land parcels for which the functional currency is the Canadian dollar.

Recent Accounting Pronouncements

Refer to Note 3 to the June 30, 2009 Consolidated Financial Statements.

Subsequent Events

Subsequent events have been evaluated and disclosed herein relating to events that have occurred from July 1, 2009 through the filing date of this Quarterly Report on Form 10-Q, August 7, 2009.

From July 1, 2009 to August 7, 2009, we sold three industrial properties and one land parcel for approximately $11.2 million of gross proceeds. There were no industrial properties acquired during this period.

Subsequent to July 1, 2009, we repurchased and retired an aggregate $56.5 million of our senior unsecured debt at a weighted average repurchase price of 76.494% of par. In connection with the partial retirements, we will recognize approximately $12.1 million as gain on early retirement of debt.

On July 13, 2009, the Compensation Committee of the Board of Directors approved a grant of up to 550,000 restricted stock units (“Restricted Awards”) and up to $0.9 million in cash (“Cash Awards”) to certain members of management. The Restricted Awards will vest in four installments on the first, second, third and fourth year anniversary of June 30, 2009, to the extent certain service periods and market conditions are both met. The market conditions are met when certain stock price levels are achieved and maintained for certain time periods between the award issuance date and June 30, 2013. The Restricted Awards will be amortized over the greater of the service period or the expected time to meet the market conditions. The Cash Awards vest on July 30, 2010 and will be amortized on a straight-line basis over the service period. The Restricted Awards and Cash Awards require the member of management to be employed by the Company at the applicable vesting dates, subject to certain clauses in the award agreement.

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

On May 13, 2009, First Industrial Realty Trust, Inc. (the “Company”) held its Annual Meeting of Stockholders. At the meeting, one Class II director of the Company was elected to serve until the 2011 Annual Meeting of Stockholders and three Class III directors were elected to serve until the 2012 Annual Meeting of Stockholders, and, in each case, until his respective successor is duly elected and qualified. Tabulated with the name of each of the nominees elected is the number of shares of common stock cast for each nominee and the number of shares of common stock withholding authority to vote for each nominee. There were no broker non-votes with respect to the election of directors.

Nominee	Votes For	Votes Withheld

Bruce W. Duncan*	38,153,132	2,201,876
W. Ed Tyler**	37,957,097	2,397,910
Robert J. Slater**	37,704,660	2,650,347
John Rau**	37,903,732	2,451,275

*	Class II Director

**	Class III Director

Jay H. Shidler and J. Steven Wilson continue to serve as Class I directors until their present terms expire in 2010 and their successors are duly elected. Michael G. Damone and Kevin W. Lynch continue to serve as Class II directors until their present terms expire in 2011 and their successors are duly elected.

In addition, the appointment of PricewaterhouseCoopers LLP, as the Independent Registered Public Accounting Firm of the Company for the fiscal year ending December 31, 2009, was ratified at the meeting with 39,442,980 shares voting in favor, 507,989 shares voting against, 404,039 shares abstaining and zero broker non-votes.

In addition, the Company’s 2009 Stock Incentive Plan was approved at the meeting with 21,636,055 shares voting in favor, 2,662,808 shares voting against, 186,850 shares abstaining and 15,869,295 broker non-votes.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Exhibit
Number		Description

10	.1*	2009 Stock Incentive Plan.
10.2		Form of Service-Based Bonus Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed July 16, 2009, File No. 1-13102).
10.3		Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed July 16, 2009, File No. 1-13102).
31	.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.

By:	/s/ Scott A. Musil
Scott A. Musil
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2009

EXHIBIT INDEX

Exhibit
Number		Description

10	.1*	2009 Stock Incentive Plan.
10.2		Form of Service-Based Bonus Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed July 16, 2009, File No. 1-13102).
10.3		Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed July 16, 2009, File No. 1-13102).
31	.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith